Form 10-Q
period 1996-03-31
CINEMARK USA INC /TX
filed 1996-05-15
CIK 885975

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO               .
                               --------------   --------------
COMMISSION FILE NUMBER  33-77444
                       ---------


                               CINEMARK USA, INC.
                               ------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  TEXAS                             75-2206284
                  -----                             ----------
      (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
      iNCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)


           7502 GREENVILLE AVE., SUITE 800, LB-9, DALLAS, TEXAS 75231
           ----------------------------------------------------------
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)


                                 (214) 696-1644
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)


              ----------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X    NO       THE REGISTRANT
                                              -----     -----
BECAME SUBJECT TO THE FILING REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934 ON JUNE 10, 1992.

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

            1,500 SHARES OF CLASS A COMMON STOCK AS OF MAY 13, 1996
          183,170 SHARES OF CLASS B COMMON STOCK (INCLUDING OPTIONS TO
            ACQUIRE 5,489 SHARES OF CLASS B COMMON STOCK EXERCISABLE
                WITHIN 60 DAYS OF SUCH DATE) AS OF MAY 13, 1996

                      CINEMARK USA, INC. AND SUBSIDIARIES


                                     INDEX


                                                                                                 PAGE
                                                                                                 ----
PART I           FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF  MARCH 31, 1996 (UNAUDITED)
                   AND DECEMBER 31, 1995                                                          3

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (UNAUDITED) FOR THE THREE MONTH
                   PERIODS ENDED MARCH 31, 1996 AND 1995                                          4

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH
                   FLOWS (UNAUDITED) FOR THE THREE MONTH
                   PERIODS ENDED MARCH 30, 1996 AND 1995                                          5

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                   STATEMENTS                                                                     6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS                                                                    7


PART II          OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                                                11

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                              11

         ITEM 5. OTHER INFORMATION                                                                11

         ITEM 6(B).  REPORTS ON FORM 8-K                                                          11

SIGNATURES                                                                                        15

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     CINEMARK USA, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    MARCH 31,             DECEMBER 31,
                                                                                      1996                    1995
                                                                                 -------------------------------------
                               ASSETS                                            (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                       $9,098,136              $13,649,724
   Temporary cash investments                                                         278,626                  275,126
   Inventories                                                                      1,049,493                1,061,580
   Advances to affiliates and other receivables                                     4,865,597                4,241,479
                                                                                 -------------------------------------
      Total current assets                                                         15,291,852               19,227,909

THEATRE PROPERTIES AND EQUIPMENT                                                  311,726,955              287,542,090
   Less accumulated depreciation and amortization                                (66,888,271)             (63,059,873)
                                                                                 -------------------------------------
      Theatre properties and equipment - net                                      244,838,684              224,482,217
OTHER ASSETS:
   Certificates of deposit                                                          1,821,867                1,822,954
   Investments in and advances to affiliates                                        4,680,960                4,275,602
   Intangible assets - net                                                          7,472,653                7,718,292
   Deferred charges and other - net                                                10,585,924               10,220,127
                                                                                 -------------------------------------
      Total other assets                                                           24,561,404               24,036,975
                                                                                 -------------------------------------
      TOTAL                                                                      $284,691,940             $267,747,101
                                                                                 =====================================

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                                 $378,366                 $377,737
   Accounts payable and accrued expenses                                           34,187,772               36,239,365
   Notes payable to related party                                                           0                2,051,642
   Income taxes payable and deferred                                                1,453,629                1,648,629
                                                                                 -------------------------------------
      Total current liabilities                                                    36,019,767               40,317,373
LONG-TERM LIABILITIES:
   12% senior notes - Cinemark USA, Inc.                                          125,000,000              125,000,000
   12% senior subordinated notes-
      Cinemark Mexico (USA), Inc.                                                  20,594,334               20,549,249
   Other long-term debt, less current portion                                      30,008,988               50,516,320
   Deferred lease expenses                                                         10,163,183                9,811,038
   Theatre development advance                                                        769,657                1,125,703
   Deferred income taxes                                                            4,296,211                4,296,211
                                                                                 -------------------------------------
      Total long-term liabilities                                                 190,832,373              211,298,521

MINORITY INTERESTS IN SUBSIDIARIES                                                  4,730,777                4,786,165
SHAREHOLDERS' EQUITY :
   Class A common stock, $.01 par value;
        10,000,000 share authorized, 1,500 shares
        issued and outstanding                                                             30                       30
   Class B common stock, no par value; 1,000,000
         shares authorized, 232,472 shares issued                                  10,967,419               10,967,419
   Additional paid-in capital                                                      45,165,037                6,604,037
   Unearned compensation - stock options                                          (2,523,131)              (2,848,738)
   Retained earnings                                                               29,678,646               27,161,692
   Treasury stock, 54,791 Class B shares                                         (20,000,000)             (20,000,000)
   Cumulative foreign currency translation adjustment                            (10,178,978)             (10,539,398)
                                                                                 -------------------------------------
      Total shareholders' equity                                                   53,109,023               11,345,042
                                                                                 -------------------------------------
      TOTAL                                                                      $284,691,940             $267,747,101
                                                                                 =====================================


See accompanying Notes to Condensed Consolidated Financial Statements

                      CINEMARK USA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                THREE MONTHS ENDED MARCH 31
                                              ------------------------------
                                                  1996              1995
                                              ------------------------------
REVENUES:
   Admissions                                 $45,223,088        $38,143,367
   Concessions                                 24,642,015         21,632,711
   Other                                        3,860,576          3,379,310
                                              ------------------------------
       Total                                   73,725,679         63,155,388
COSTS AND EXPENSES:
Cost of operations:
   Film rentals                                20,583,089         17,309,693
   Concession supplies                          4,322,254          3,745,552
   Salaries and wages                           9,809,227          9,378,429
   Facility leases                              8,003,834          7,563,444
   Advertising                                  2,131,164          1,696,548
   Utilities and other                         10,756,692          9,473,246
                                              ------------------------------
           Total                               55,606,260         49,166,912
   General and administrative expenses          4,255,857          4,088,649
   Depreciation and amortization                4,354,984          3,367,906
                                              ------------------------------
           Total                               64,217,101         56,623,467
                                              ------------------------------
OPERATING INCOME                                9,508,578          6,531,921

OTHER INCOME (EXPENSE):
   Interest expense                           (4,928,553)        (4,795,222)
   Amortization of debt issue cost              (158,814)          (164,887)
   Amortization of bond discount                 (45,085)           (39,380)
   Interest Income                                167,484            528,373
   Foreign currency exchange loss                (14,374)          (272,232)
   Minority interests in subsidiaries              55,388           (19,950)
   Equity in income of affiliate                  157,220             40,124
                                              ------------------------------
       Total                                  (4,766,734)        (4,723,174)
                                              ------------------------------

INCOME BEFORE INCOME TAXES                      4,741,844          1,808,747
   AND EXTRAORDINARY ITEM

INCOME TAXES                                    1,890,205            779,443
                                              ------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                2,851,639          1,029,304

EXTRAORDINARY ITEM:
   Loss on early extinguishment of debt, net of
     income tax benefit of $273,834              (334,685)
                                              ------------------------------

NET INCOME                                     $2,516,954         $1,029,304
                                              ==============================

EARNINGS PER COMMON AND
   COMMON EQUIVALENT SHARE:
   Before extraordinary item                       $16.82              $6.34

   Net income                                      $14.85              $6.34

WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING                                    169,515            162,410


See accompanying Notes to Condensed Consolidated Financial Statements.

                     CINEMARK USA, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                               THREE MONTHS ENDED MARCH 31,
                                                                              -------------------------------
                                                                                  1996               1995
                                                                              -------------------------------
OPERATIONS:
Net Income                                                                     $2,516,954          $1,029,304
Noncash items in net income :
   Depreciation                                                                 3,549,958           3,035,936
   Amortization                                                                 1,008,925             536,237
   Deferred lease expenses                                                        352,145             386,625
   Deferred income tax expense                                                          0             202,655
   Debt issued for accrued interest                                                34,871              51,859
   Amortized compensation - stock options                                         325,607             153,147
   Equity in income of affiliate                                                 (157,220)            (40,124)
   Minority interests                                                             (55,388)             19,950
   Gain on sale of assets                                                                              (5,000)
   Loss on early extinguishment of debt                                           608,519
Cash from (used for) operating working capital:
   Inventories                                                                     12,087             (64,574)
   Co-op advertising and other receivables                                       (624,118)           (990,713)
   Accounts payable and accrued expenses                                       (2,051,593)         (4,925,745)
   Income taxes payable                                                          (195,000)            196,905
                                                                              -------------------------------
      Net cash from (used for) operations                                       5,325,747            (413,538)
INVESTING ACTIVITIES:
   Additions to theatre properties                                            (23,906,425)         (8,988,453)
   (Increase) decrease in temporary cash investments                               (3,500)          1,227,383
   Increase in other assets                                                    (1,691,430)           (466,501)
   Increase in advances to affiliates                                            (248,138)            (23,038)
                                                                              -------------------------------
      Net cash used for investing activities                                  (25,849,493)         (8,250,609)
FINANCING ACTIVITIES:
   Decrease in long-term debt                                                 (35,006,703)             (6,128)
   Increase in long-term debt                                                  14,500,000           6,000,000
   Decrease in notes payable to related parties                                (2,086,513)
   Net proceeds from common stock issuance                                     38,561,000
   Decrease in theatre development advance                                       (356,046)           (370,808)
                                                                              -------------------------------
      Net cash from financing activities                                       15,611,738           5,623,064

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                           360,420          (2,287,362)
                                                                              -------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                          (4,551,588)         (5,328,445)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                         13,649,724          26,574,074
                                                                              -------------------------------
   End of period                                                               $9,098,136         $21,245,629
                                                                              ===============================
SUPPLEMENTAL INFORMATION:
  Cash paid for interest                                                       $2,716,638          $1,676,588
                                                                              ===============================
  Cash paid for income taxes                                                   $1,771,739            $195,326
                                                                              ===============================

See accompanying Notes to Condensed Consolidated Financial Statements.

                      CINEMARK USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.

         These financial statements should be read in conjunction with the audited annual financial statements and the notes thereto for the year ended December 31, 1995 included in the Annual Report filed on Form 10-K by the Company under the Securities Exchange Act of 1934 on March 31, 1996.

         Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results to be achieved for the full year.


2.       SUBSEQUENT EVENTS

         Effective April 19, 1996, the Company entered into a Settlement Agreement and Release ending litigation that the Company filed against the City of Dallas for rejecting the development plan of a proposed theatre. The City of Dallas paid the Company $5.0 million in monetary damages and the Company agreed to dismiss all claims against the Defendants. An Agreed Final Order to the District Court was issued on April 23, 1996, dismissing the litigation with prejudice. As a result of the settlement the Company will recognize a gain of approximately $2.0 million, net of taxes and attorneys' fees, in the second quarter of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

         The following table presents certain income statement items as a percentage of revenues.

                                                                  % OF REVENUES
                                                           ------------------------------
                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              1996                1995
                                                              ----                ----
Revenues:
  Admissions                                                  61.4                60.4
  Concessions                                                 33.4                34.3
  Other                                                        5.2                 5.3
                                                               ---                 ---
Total revenues                                               100.0               100.0
Cost of operations                                            75.4                77.9
General and
 administrative expenses                                       5.8                 6.5
Depreciation and
 amortization                                                  5.9                 5.3
Operating income                                              12.9                10.3
Interest expense                                               7.0                 7.9
Income before income taxes
  and extraordinary items                                      6.4                 2.9
Net income                                                     3.4                 1.6

REVENUES

         Revenues for the quarter ended March 31, 1996, increased to $73.7 million from $63.2 million for the same period in 1995, a 16.7% increase.
The increase in revenues for the first quarter of 1996 is attributed to a 12.8% increase in attendance as the result of a strong industry performance during the first quarter of 1996, compared to the first quarter of 1995, and the
addition of 81 screens since the first quarter of 1995.   Revenues were also
positively affected by a combined increase of 3.7% in admission and concession prices. Revenues of theatres opened prior to the first quarter of 1995 ("same stores") increased 6.7% in the 1996 quarter versus the 1995 quarter.

COST OF OPERATIONS

         Cost of operations, as a percentage of revenues, decreased to 75.4% in the first quarter of 1996 from 77.9% in the first quarter of 1995. The decrease as a percentage of revenues resulted from a decrease in salaries and wages (including payroll taxes and benefits) as a percentage of revenues (to 13.3% in the first quarter of 1996 from 14.8% in the first quarter of 1995) and a decrease in facility lease as a percentage of revenues (to 10.9% in the first quarter of 1996 from 12.0% in the first quarter of 1995).

GENERAL AND ADMINISTRATIVE EXPENSE

         General and administrative expenses, as a percentage of revenues, decreased to 5.8% in the first quarter of 1996 from 6.5% in the first quarter of 1995. The decrease, as in percentage of revenues, is the result of larger revenues for the period while general and administrative expenses increased slightly to $4.3 million in the first quarter of 1996 from $4.1 million in the first quarter of 1995. The increase in general and administrative expense is attributed to additional costs (principally salaries and wages) associated with the Company's expansion program.

INTEREST EXPENSE

         Interest costs incurred, including amortization of debt issue cost and debt discount, increased 13.4% during the first quarter of 1996 to $5.7 million (including the capitalization of $.5 million of interest to properties under construction) from $5.0 million in the first quarter of 1995. The increase in interest costs incurred for the first quarter of 1996 was due principally to an increase in average debt outstanding resulting from borrowings under the Company's $175 million Credit Facility.

INCOME TAXES

         Income taxes increased 142.5% to 1.9 million for the first quarter of 1996 from $.8 million in the first quarter of 1995, resulting from the increase in net income. The effective rate for the first quarter of 1996 was 39.9% compared to 43.1% for the first quarter of 1995. The decrease was primarily a result of the reduction in the relative level of goodwill amortization and foreign losses as a result of the increase in total earnings. The effective rates reflect the full reserve of the potential tax benefit associated with the loss incurred by the Company's Mexican subsidiary.

EXTRAORDINARY ITEMS.

         The Company replaced its existing credit facility with a revolving and term credit agreement on February 14, 1996. Borrowings under the new facility were used to repay indebtedness under the Company's previous $75 million credit facility. As a result, an extraordinary loss of $.3 million (net of related tax benefit) was recognized in connection with the write-off of the unamortized debt issue cost associated with the Company's previous credit facility.

INFLATION AND FOREIGN CURRENCY

         The Mexican currency has experienced a significant devaluation since December 1994. As a result of the devaluation, certain costs of the Company's unrestricted Mexican subsidiary, Cinemark Mexico (USA), Inc. ("Cinemark Mexico"), have almost doubled in relation to Cinemark Mexico's revenues. Cinemark Mexico's debt and certain of Cinemark Mexico's theatre lease rents are denominated in U.S. dollars while the revenues are in Mexican pesos. Additionally, almost all of the equipment and interior finish material of Cinemark Mexico's theatres have been imported from the U.S. As a result of the devaluation, Cinemark Mexico has recognized a $10.2 million unrealized translation loss adjustment in equity. The devaluation has significantly and adversely affected the Mexican economy and will affect the short term profitability of the theatres. Additionally, there is a lack of available capital in the Mexican financial market as a result of the significant rise in interest rates resulting in the reduced availability of developer financing for future projects. Such events have caused delays in Cinemark Mexico's current projects and a reduction in the rate of expansion initially anticipated by Cinemark Mexico.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's revenues are collected in cash, primarily through box office admissions and the sale of concession items. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" and, as a result, historically has not required traditional working capital financing.

         The Company's theatres are housed predominantly in modern facilities equipped with state-of-the-art projection and sound equipment, with approximately 60% of the screens operated by the Company having been built in
the last six years.   The Company's investing activities have arisen
principally in connection with new theatre openings and acquisitions of existing theatres and theatre circuits. At May 13, 1996, the Company had in the U.S. 246 screens under construction or scheduled to start construction during 1996, of which 123 screens will be developed on a fee owned or ground lease basis. The Company currently estimates that its capital expenditures for the development of such screens will not exceed $155.0 million, of which approximately $25.0 million has already been incurred. Actual expenditures for theatre development and acquisitions during 1996 are subject to change based upon the availability of attractive opportunities for investment in expansion of the Company's theatre circuit. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under the Company's credit facilities.

         On February 14, 1996, the Company replaced its previous credit facility with a revolving and term credit agreement (the "Credit Facility") with a group of banks for which Bank of America National Trust and Savings Association acts as administrative agent (the "Agent"). The Credit Facility provides for loans to the Company of up to $175.0 million in the aggregate. The term borrowings under the Credit Facility will be payable quarterly beginning June 30, 1999 with 11.25%, 18.75%, 23.75% and 36.25% of the initial principal amount of the term loans due in 1999, 2000, 2001 and 2002, respectively. Any remaining principal amount of the term loans are due and payable February 13, 2003. As of May 13, 1996, the Company has borrowed $40.5 million under the Credit Facility.

         On June 10, 1992, the Company issued $125 million of 12% Senior Notes due 2002 (the "Senior Notes"). The Senior Notes bear interest at the rate of 12% per annum, payable semi-annually on June 1 and December 1 of each year. A sinking fund providing for the redemption of Senior Notes in equal amounts on each June 1, 2000 and June 1, 2001 is calculated to retire 50% of the Senior Notes prior to maturity. From the proceeds of the Senior Notes, the Company contributed $20.0 million to the capital of Cinemark II (an "Unrestricted Subsidiary"). Cinemark II plans to invest up to $25.0 million in international ventures principally in Latin America over the next two to three years. The Company anticipates that the investments in excess of Cinemark II's available cash, approximately $2.7 million as of May 13, 1996, will be funded by additional investments in Cinemark II by the Company.

         In the fourth quarter of 1992 and the first quarter of 1993, the Company began expansion into Mexico and Chile. The Company incorporated companies in those countries as subsidiaries of Cinemark II to pursue new development opportunities. At May 13, 1996, Cinemark de Mexico was operating ten theatres (104 screens), had one theatre (10 screens) under construction and one theatre (10 screens) under commitment with an executed lease. The Company currently estimates that the capital expenditures to develop said screens will not exceed $3.5 million.

         On August 3, 1993, Cinemark Mexico issued $20.4 million of 12% Senior Subordinated Notes due 2003 (the "Senior Subordinated Notes") with detachable warrants. Cinemark II invested $6.0 million in the common stock of Cinemark Mexico which became the holding company of Cinemark de Mexico. An additional $1.0 million of common stock was issued to a corporation controlled by Mexican citizens. On May 6, 1994, Cinemark Mexico issued an additional $2.0 million of the Senior Subordinated Notes. In December of 1994, Cinemark II invested an additional $5.0 million in the common stock of Cinemark de Mexico. New Wave Investments invested an additional $.3 million in June of 1995 and the majority of the bondholders acquired additional warrants in September of 1995 for $1.3 million.

         The remaining net proceeds from the sale of the Senior Subordinated Notes, Warrants and common stock of Cinemark Mexico will be used over the next year for general corporate purposes and to develop state-of-the-art multiplex theatres in the Mexican Republic. Additionally, the indenture for the Senior Subordinated Notes allows for the incurrence of $10.0 million of senior debt if additional funds are required within the first two years. On December 4, 1995, Cinemark Mexico entered into a Senior Debt facility with Cinemark II, allowing for the borrowing of $10 million of Senior Debt from Cinemark II. As of May 13, 1996, Cinemark Mexico has borrowed $7.5 million under the Senior Debt Facility.

         In Chile, Cinemark II entered into a joint venture agreement in November 1992 with a Chilean theatre operator. Cinemark Chile, S.A. currently operates two theatres (13 screens), and as of May 13, 1996, has one theatre (12 screens) under commitment. Cinemark II does not anticipate investing more than $4.0 million in Chile. If additional capital is required for other attractive theatre development opportunities, the Company expects to finance such capital through third parties via debt or equity issuance by Cinemark Chile, S.A.

BRAZIL

         In 1996 Cinemark LTDA, a Brazilian company ("Cinemark Brazil") was organized as an indirect subsidiary of Cinemark II. Cinemark Brazil will develop state-of-the-art multiplex theatres comparable to new theatres developed by the Company in the United States. Cinemark Brazil's initial plans are to build approximately 200 screens by 2001. Cinemark Brazil plans to begin construction on its first theatre within the next 90 days. Cinemark II anticipates that its investment in Cinemark Brazil will not exceed $15.0 million over the next two to three years.

ARGENTINA

         In December 1995, Cinemark entered into a joint venture agreement with Argentine theatre operators to develop new state-of-the-art multiplex theatres in Argentina. Cinemark II anticipates that its investment in Argentina over the next two years will not exceed $5.0 million. If additional capital is required for other attractive theatre development opportunities, the Company expects to finance such capital requirements through third parties by debt or equity issuances by Cinemark Argentina, S.A.

SALE OF STOCK

         On February 20, 1996 the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") pursuant to which the Company issued to Cypress Merchant Banking Partners L.P. and Cypress Pictures Ltd. (collectively, "Cypress") an aggregate 23,893 shares of Class B Common Stock for a total aggregate purchase price of $41.0 million. As part of the Purchase Agreement, existing shareholders sold an additional 58,655 shares to Cypress for a total purchase price of approximately $98.2 million. The closing of the issuance and sale of common stock of the Company to Cypress occurred on March 12, 1996. The net proceeds from the issuance of stock by the Company will be used to continue the Company's expansion program and for general corporate purposes.

PART II.         OTHER INFORMATION


ITEM 1.          LEGAL PROCEEDINGS


  TINSELTOWN LITIGATION

    Effective April 19, 1996, the Company and the City of Dallas entered into a Settlement Agreement and Release ending litigation that the Company filed against the City of Dallas for rejecting the development plan of a proposed theatre. The City of Dallas paid the Company $5.0 million in monetary damages and the Company agreed to dismiss all claims against the Defendants. An Agreed Final Order to the District Court was issued on April 23, 1996, dismissing the litigation with prejudice.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On March 12, 1996, the shareholders of the Company entitled to vote for the election of directors executed a Unanimous Consent in Lieu of Meeting of the Shareholders of the Company for the purpose of amending the Bylaws of the Company to increase the number of directors on the Company's Board of Directors and to elect individuals for the vacancies created by such increase. The shareholders elected as new directors Jeffrey J. Stedman, James A. Stern and James L. Singleton. Lee Roy Mitchell, Tandy Mitchell, Alan W. Stock, Gary
R. Gibbs, Sheldon I. Stein, W. Bryce Anderson and Heriberto Guerra continued as directors.


ITEM 5.      OTHER INFORMATION

             Supplemental schedules specified by the Senior Notes indenture:

                        Condensed Consolidating Balance Sheet
                        (unaudited) as of March 31, 1996

                        Condensed Consolidating Statement of
                        Income (unaudited) for the three
                        months ended March 31, 1996

                        Condensed Consolidating Statement of
                        Cash Flow (unaudited) for the three
                        months ended March 31, 1996


ITEM 6(B)     REPORTS ON FORM 8-K

              No reports have been filed by Registrant during the quarter for which this report is filed.

                     CINEMARK USA, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF MARCH 31, 1996
                                 (Unaudited)


                                                         Restricted    Cinemark II
                                                           Group          Group      Eliminations      TOTAL
                                                        ------------------------------------------------------
                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $5,052,395     $4,045,741      $       -    $9,098,136
  Temporary cash investments                                              278,626                      278,626
  Inventories                                              983,553         65,940                    1,049,493
  Advances to affiliates and other receivables           4,054,313      1,684,846       (873,562)    4,865,597
                                                      --------------------------------------------------------
      Total current assets                              10,090,261      6,075,153       (873,562)   15,291,852

THEATRE PROPERTIES AND EQUIPMENT                       289,587,661     22,139,294                  311,726,955
  Less accumulated depreciation and amortization       (65,866,610)    (1,021,661)                 (66,888,271)
                                                      --------------------------------------------------------
      Theatre properties and equipment - net           223,721,051     21,117,633                  244,838,684
OTHER ASSETS:
   Certificates of deposit                               1,821,867                                   1,821,867
   Investments in and advances to affiliates             6,378,249      3,660,710     (5,357,999)    4,680,960
   Intangible assets - net                               9,890,654                    (2,418,001)    7,472,653
   Deferred charges and other - net                      5,985,492      4,600,432                   10,585,924
                                                      --------------------------------------------------------
      Total other assets                                24,076,262      8,261,142     (7,776,000)   24,561,404
                                                      --------------------------------------------------------
      TOTAL                                           $257,887,574    $35,453,928    ($8,649,562) $284,691,940
                                                      ========================================================

          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                       $378,366   $          -   $          -      $378,366
  Accounts payable and accrued expenses                 32,056,460      2,131,312                   34,187,772
  Notes payable to related party                                 0                                           0
  Income taxes payable and deferred                      1,368,629         85,000                    1,453,629
                                                      --------------------------------------------------------
      Total current liabilities                         33,803,455      2,216,312              0    36,019,767

LONG-TERM LIABILITIES:
  12% senior notes - Cinemark USA, Inc.                125,000,000                                 125,000,000
  12% senior notes-Cinemark Mexico (USA), Inc.                         20,594,334                   20,594,334
  Other long-term debt, less current portion            30,008,988                                  30,008,988
  Deferred lease expenses                                9,941,958        221,225                   10,163,183
  Notes payable to related party                               100        873,462       (873,562)            0
  Theatre development advance                              769,657                                     769,657
  Deferred income taxes                                  4,296,211                                   4,296,211
                                                      --------------------------------------------------------
      Total long-term liabilities                      170,016,914     21,689,021       (873,562)  190,832,373

MINORITY INTERESTS IN SUBSIDIARIES                         984,406      3,746,371                    4,730,777
SHAREHOLDERS' EQUITY:
  Class A common stock, $.01 par value; 10,000,000 shares
   authorized, 1,500 shares issued and outstanding              30                                          30
  Class B common stock, no par value; 1,000,000 shares
   authorized, 232,472 shares issued                    10,967,419          1,000         (1,000)   10,967,419
  Additional paid-in capital                            45,165,037     20,244,000    (20,244,000)   45,165,037
  Unearned compensation - stock options                 (2,523,131)                                 (2,523,131)
  Retained earnings (deficit)                           29,678,646     (2,237,574)     2,237,574    29,678,646
  Treasury stock, 54,791 Class B shares                (20,000,000)                                (20,000,000)
  Cumulative foreign currency translation adjustment   (10,205,202)   (10,205,202)    10,231,426   (10,178,978)
                                                      --------------------------------------------------------
      Total shareholders' equity                        53,082,799      7,802,224     (7,776,000)   53,109,023
                                                      --------------------------------------------------------
      TOTAL                                           $257,887,574    $35,453,928    ($8,649,562) $284,691,940
                                                      ========================================================

                     CINEMARK USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF INCOME
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                 (Unaudited)


                                                                      Restricted     Cinemark II
                                                                         Group          Group     Eliminations  TOTAL
                                                                     ---------------------------------------------------
REVENUES:
   Admissions                                                        $42,638,802      $2,584,286    $      - $45,223,088
   Concessions                                                        23,308,773       1,333,242              24,642,015
   Other                                                               4,011,151          43,186   (193,761)   3,860,576
                                                                     ---------------------------------------------------
     Total                                                            69,958,726       3,960,714   (193,761)  73,725,679

COSTS AND EXPENSES:
   Cost of operations:
   Film rentals                                                       19,355,424       1,227,665              20,583,089
   Concession supplies                                                 3,884,709         437,545               4,322,254
   Salaries and wages                                                  9,275,478         533,749               9,809,227
   Facility leases                                                     7,421,880         581,954               8,003,834
   Advertising                                                         2,061,505          69,659               2,131,164
   Utilities and other                                                10,234,213         522,479              10,756,692
                                                                     ---------------------------------------------------
     Total                                                            52,233,209       3,373,051           0  55,606,260
   General and administrative expenses                                 4,043,903         405,715   (193,761)   4,255,857
   Depreciation and amortization                                       4,139,886         249,315    (34,217)   4,354,984
                                                                     ---------------------------------------------------
     Total                                                            60,416,998       4,028,081   (227,978)  64,217,101
                                                                     ---------------------------------------------------
OPERATING INCOME (LOSS)                                                9,541,728        (67,367)      34,217   9,508,578

OTHER INCOME (EXPENSE):
   Interest expense                                                  (4,256,553)       (672,000)             (4,928,553)
   Amortization of debt issue costs and debt discount                  (134,003)        (69,896)               (203,899)
   Interest Income                                                        65,209         102,275                 167,484
   Foreign currency exchange loss                                              0        (14,374)                (14,374)
   Minority interests                                                   (28,007)          83,395                  55,388
   Equity in income (loss) of affiliates                               (505,064)         105,358     556,926     157,220
                                                                     ---------------------------------------------------
     Total                                                           (4,858,418)       (465,242)     556,926 (4,766,734)
                                                                     ---------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                                              4,683,310       (532,609)     591,143   4,741,844

INCOME TAXES                                                           1,831,671          58,534               1,890,205
                                                                     ---------------------------------------------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                2,851,639       (591,143)     591,143   2,851,639

EXTRAORDINARY ITEM:
   Loss on early extinguishment of debt, net of
     income tax benefit of $273,834                                    (334,685)                               (334,685)
                                                                     ---------------------------------------------------

NET INCOME (LOSS)                                                     $2,516,954      ($591,143)    $591,143  $2,516,954
                                                                     ===================================================

                      CINEMARK USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (Unaudited)

                                                                      Restricted    Cinemark II
                                                                         Group         Group     Eliminations     TOTAL
                                                                    ------------------------------------------------------
OPERATIONS:
Net income (loss)                                                     $2,516,954      ($591,143)   $591,143     $2,516,954
Noncash items in net income:
   Depreciation                                                        3,300,643         249,315                 3,549,958
   Amortization                                                          972,638          70,504    (34,217)     1,008,925
   Deferred lease expenses                                               332,835          19,310                   352,145
   Debt issued for accrued interest                                       34,871                                    34,871
   Amortized compensation - stock option                                 325,607                                   325,607
   Equity in income of affiliate                                         539,281       (105,358)   (591,143)     (157,220)
   Minority interests                                                     28,007        (83,395)                  (55,388)
 Loss on early extinguishment of debt                                    608,519                                   608,519
Cash used for operating working capital                              (1,777,800)     (1,316,132)    235,308     (2,858,624)
                                                                    ------------------------------------------------------
     Net cash from (used for) operations                               6,881,555     (1,756,899)    201,091      5,325,747
INVESTING ACTIVITIES:
   Additions to theatre properties                                  (20,991,883)     (2,914,542)              (23,906,425)
   Increase  in temporary cash investments                                     0         (3,500)                   (3,500)
   Increase in other assets                                          (1,415,583)       (310,064)     34,217    (1,691,430)
   (Increase) decrease in advances to affiliates                       (358,558)         110,420                 (248,138)
                                                                    -----------------------------------------------------
     Net cash used for investing activities                         (22,766,024)     (3,117,686)     34,217   (25,849,493)
FINANCING ACTIVITIES:
   Decrease in long-term debt                                       (35,006,703)                              (35,006,703)
   Increase in long-term debt                                         14,500,000                              14,500,000
   Increase (decrease) in notes payable
     to related parties                                              (2,086,513)         235,308   (235,308) (2,086,513)
   Net proceeds from common stock issuance                            38,561,000                              38,561,000
   Decrease in theatre development advance                             (356,046)                               (356,046)
                                                                    ----------------------------------------------------
     Net cash from financing activities                               15,611,738         235,308   (235,308)  15,611,738

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                  360,420                                 360,420

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          87,689     (4,639,277)          0   (4,551,588)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                 4,964,706       8,685,018              13,649,724
                                                                    ----------------------------------------------------
   End of period                                                      $5,052,395      $4,045,741              $9,098,136
                                                                    ====================================================
SUPPLEMENTAL INFORMATION:
   Cash paid for interest                                             $1,372,638      $1,344,000              $2,716,638
                                                                    ====================================================
   Cash paid for income taxes                                         $1,771,739                              $1,771,739
                                                                    ====================================================

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                                          CINEMARK USA, INC.
                                          Registrant

DATE:            May 13, 1996

                                           /s/ Jeffrey J. Stedman
                                          --------------------------------
                                          Jeffrey J. Stedman
                                          Vice President and
                                          Chief Financial Officer

                                 EXHIBIT INDEX


                                                                 Sequentially
                                                                   Numbered
Number                         Description                           Page
- ------                         -----------                       ------------

  27           -- Financial Data Schedule