Form 10-Q
period 1996-06-30
CINEMARK USA INC /TX
filed 1996-08-14
CIK 885975

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________.
COMMISSION FILE NUMBER 33-77444

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

                                 (214) 696-1644
                                 ---------------
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

              ---------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES X   NO
   ---    ---

     THE REGISTRANT BECAME SUBJECT TO THE FILING REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934 ON JUNE 10, 1992.

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

           1,500 SHARES OF CLASS A COMMON STOCK AS OF AUGUST 13, 1996
          238,365 SHARES OF CLASS B COMMON STOCK (INCLUDING OPTIONS TO
            ACQUIRE 5,893 SHARES OF CLASS B COMMON STOCK EXERCISABLE
               WITHIN 60 DAYS OF SUCH DATE) AS OF AUGUST 13, 1996

                      CINEMARK USA, INC. AND SUBSIDIARIES


                                     INDEX



                                                                             PAGE
                                                                             ----
PART I           FINANCIAL INFORMATION

      ITEM 1.    FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1996 (UNAUDITED)
                   AND DECEMBER 31, 1995                                       3

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (UNAUDITED) FOR THE THREE AND SIX MONTH
                   PERIODS ENDED JUNE 30, 1996 AND 1995                        4

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH
                   FLOWS (UNAUDITED) FOR THE SIX MONTH
                   PERIODS ENDED JUNE 30, 1996 AND 1995                        5

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                   STATEMENTS                                                  6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS                                                  7


PART II          OTHER INFORMATION

      ITEM 1.    LEGAL PROCEEDINGS                                            12

      ITEM 5.    OTHER INFORMATION                                            12

      ITEM 6(B). REPORTS ON FORM 8-K                                          12

SIGNATURES                                                                    16

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                     CINEMARK USA, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30,            DECEMBER 31,
                                                               1996                   1995
                                        ASSETS             ----------------------------------
                                                             (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                $  6,840,264         $ 13,649,724
   Temporary cash investments                                    282,026              275,126
   Inventories                                                 1,439,056            1,061,580
   Advances to affiliates and other receivables                5,637,378            4,241,479
                                                           ----------------------------------
      Total current assets                                    14,198,724           19,227,909

THEATRE PROPERTIES AND EQUIPMENT                             357,285,445          287,542,090
   Less accumulated depreciation and amortization            (69,722,268)         (63,059,873)
                                                           -----------------------------------
      Theatre properties and equipment - net                 287,563,177          224,482,217
OTHER ASSETS:
   Certificates of deposit                                     1,821,867            1,822,954
   Investments in and advances to affiliates                   4,858,155            4,275,602
   Intangible assets - net                                     7,227,012            7,718,292
   Deferred charges and other - net                           10,437,528           10,220,127
                                                           ----------------------------------
      Total other assets                                      24,344,562           24,036,975
                                                           ----------------------------------
      TOTAL                                                 $326,106,463         $267,747,101
                                                           ==================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                            $379,009             $377,737
   Accounts payable and accrued expenses                      44,018,226           36,239,365
   Notes payable to related party                                      0            2,051,642
   Income taxes payable and deferred                                   0            1,648,629
                                                            ---------------------------------
      Total current liabilities                               44,397,235           40,317,373
LONG-TERM LIABILITIES:
   12% senior notes - Cinemark USA, Inc.                     125,000,000          125,000,000
   12% senior subordinated notes-Cinemark Mexico (USA), Inc.  20,640,373           20,549,249
   Other long-term debt, less current portion                 57,001,490           50,516,320
   Deferred lease expenses                                    10,513,953            9,811,038
   Theatre development advance                                   769,657            1,125,703
   Deferred income taxes                                       4,965,363            4,296,211
                                                           ----------------------------------
      Total long-term liabilities                            218,890,836          211,298,521

MINORITY INTERESTS IN SUBSIDIARIES                             4,739,587            4,786,165
SHAREHOLDERS' EQUITY :
   Class A common stock, $.01 par value;
        10,000,000 shares authorized, 1,500 shares
        issued and outstanding                                        15                   30
   Class B common stock, no par value; 1,000,000
         shares authorized, 232,472 shares issued             49,529,943           10,967,419
   Additional paid-in capital                                  7,099,320            6,604,037
   Unearned compensation - stock options                      (2,084,957)          (2,848,738)
   Retained earnings                                          33,990,662           27,161,692
   Treasury stock, 54,791 Class B shares                     (20,000,000)         (20,000,000)
   Cumulative foreign currency translation adjustment        (10,456,178)         (10,539,398)
                                                           -----------------------------------
      Total shareholders' equity                              58,078,805           11,345,042
                                                           -----------------------------------
      TOTAL                                                 $326,106,463         $267,747,101
                                                           ===================================




    See accompanying Notes to Condensed Consolidated Financial Statements.

                     CINEMARK USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                THREE MONTHS ENDED JUNE 30         SIX MONTHS ENDED JUNE 30
                                --------------------------         ------------------------
                                  1996               1995            1996           1995
                                  ----               ----            ----           ----
REVENUES:
  Admissions                   $ 52,185,186       $ 44,684,760    $ 97,408,274    $ 82,828,127
  Concessions                    28,864,195         24,743,584      53,506,210      46,376,295
  Other                           3,528,586          3,630,090       7,389,162       7,009,400
                              ----------------------------------------------------------------
      Total                      84,577,967         73,058,434     158,303,646     136,213,822
COSTS AND EXPENSES:
  Cost of operations:
    Film rentals                 26,332,580         21,790,585      46,915,669      39,100,278
    Concession supplies           4,701,716          4,687,756       9,023,970       8,433,308
    Salaries and wages           11,454,376         10,643,236      21,263,603      20,021,665
    Facility leases               7,939,896          7,711,548      15,943,730      15,274,992
    Advertising                   2,041,542          1,801,025       4,172,706       3,497,573
    Utilities and other          12,203,697          9,542,369      22,960,389      19,015,615
                              ----------------------------------------------------------------
      Total                      64,673,807         56,176,519     120,280,067     105,343,431
General and administrative
       expenses                   7,143,666          5,051,866      11,399,523       9,140,515
    Depreciation and
      amortization                4,316,541          3,736,968       8,671,525       7,104,874
                              ----------------------------------------------------------------
      Total                      76,134,014         64,965,353     140,351,115     121,588,820
                              ----------------------------------------------------------------
OPERATING INCOME                  8,443,953          8,093,081      17,952,531      14,625,002

OTHER INCOME (EXPENSE):
  Interest expense               (4,423,234)        (5,110,853)     (9,351,787)     (9,906,075)

  Amortization of debt issue cost  (164,886)          (164,886)       (323,700)       (329,773)
  Amortization of bond discount     (46,039)           (40,213)        (91,124)        (79,593)
  Interest income                   140,315            402,923         307,799         931,296
  Other gains and losses          3,696,212           (634,268)      3,696,212        (634,268)
  Foreign currency exchange
     gain (loss)                    (34,466)           322,300         (48,840)         50,068
    Minority interests in
     subsidiaries                    (8,810)           (47,991)         46,578         (67,941)
   Equity in income of
     affiliates                     244,279            226,001         401,499         266,125
                              ----------------------------------------------------------------
     Total                         (596,629)        (5,046,987)     (5,363,363)     (9,770,161)

INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM          7,847,324          3,046,094      12,589,168       4,854,841

INCOME TAXES                      3,535,308          1,437,584       5,425,513       2,217,027
                              ----------------------------------------------------------------

INCOME BEFORE EXTRAORDINARY
   ITEM                           4,312,016          1,608,510       7,163,655       2,637,814

EXTRAORDINARY ITEM:
  Loss on early extinguishment
    of debt, net of income tax
    benefit of $273,834                                               (334,685)
                              ----------------------------------------------------------------

NET INCOME                     $  4,312,016       $  1,608,510    $  6,828,970    $  2,637,814
                              ================================================================
EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE:
   Before extraordinary item   $      22.92       $       9.79    $      40.06    $      16.16
                              ================================================================

   Net income                  $      22.92       $       9.79    $      38.19    $      16.16
                              ================================================================
WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING                      188,125            164,264         178,820         163,279
                              ================================================================

     See accompanying Notes to Condensed Consolidated Financial Statements.

                     CINEMARK USA, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                          SIX MONTHS ENDED JUNE 30,
                                                        -----------------------------
                                                            1996             1995
                                                        ------------     ------------
OPERATIONS:
Net Income                                              $  6,828,970     $  2,637,814
Noncash items in net income :
   Depreciation                                            7,164,166        6,425,255
   Amortization                                            1,922,183        1,088,985
   Deferred lease expenses                                   702,915          783,510
   Deferred income tax expense                               669,152                0
   Debt issued for accrued interest                           34,871           80,340
   Amortized compensation - stock options                    622,958          569,701
   Equity in income of affiliate                            (401,499)        (266,125)
   Minority interests                                        (46,578)          67,941
   Loss on sale of assets                                                     289,171
   Loss on early extinguishment of debt                      608,519
Cash from (used for) operating working capital:
   Inventories                                              (377,476)        (177,131)
   Co-op advertising and other receeivables               (1,395,899)      (1,672,718)
   Accounts payable and accrued expenses                   7,778,861       (1,485,015)
   Income taxes payable                                   (1,648,629)        (295,440)
                                                        -----------------------------
        Net cash from operations                          22,462,514        8,046,288
INVESTING ACTIVITIES:
   Additions to theatre properties                       (70,245,126)     (30,228,643)
   (Increase) decrease in temporary cash investments          (6,900)       1,169,907
   Increase in other assets                               (2,164,612)      (1,596,778)
   (Increase) decrease in advances to affiliates            (181,054)       2,254,470
                                                        -----------------------------
        Net cash used for investing activities           (72,597,692)     (28,401,044)
FINANCING ACTIVITIES:
   Decrease in long-term debt                            (37,013,558)      (4,012,395)
   Increase in long-term debt                             43,500,000       14,000,000
   Decrease in notes payable to related parties           (2,086,513)        (533,563)
   Net proceeds from common stock issuance                38,562,509
   Increase in additional paid-in capital                    636,106          302,625
   Decrease in theatre development advance                  (356,046)        (370,808)
                                                        -----------------------------
        Net cash from financing activities                43,242,498        9,385,859

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                       83,220       (1,647,800)
                                                        -----------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                     (6,809,460)     (12,616,697)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                    13,649,724       26,574,074
                                                        -----------------------------
   End of period                                        $  6,840,264       13,957,377
                                                        =============================
SUPPLEMENTAL INFORMATION:
  Cash paid for interest                                $ 10,889,589     $  9,856,830
                                                        =============================
  Cash paid for income taxes                            $  6,175,887     $  2,284,180
                                                        =============================

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

     Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be achieved for the full year.


2.   SUBSEQUENT EVENTS

     The Company commenced an offer to repurchase up to $125 million outstanding principal amount of its 12% Senior Notes due June 1, 2002 (the "Senior Notes") at a price of $1098.33 (including a consent fee of $25) per $1,000 principal amount, plus accrued and unpaid interest up to the date of repurchase. Concurrently with the repurchase, the Company solicited consents for the adoption of proposed amendments to the indenture governing the 12% Senior Notes. Such amendments modify or eliminate certain restrictive covenants and other provisions in the indenture. The offer expires on August 14, 1996, with any tendered notes being purchased by the Company on August 15, 1996. Approximately $121.9 million aggregate principle amount of Senior Notes have been tendered.

     Pursuant to an offering memorandum issued on August 12, 1996, the Company will issue $200 million aggregate principle amount of 9-5/8% Senior Subordinated Notes due 2008 on August 15, 1996 (the "Subordinated Notes"). The Subordinated Notes will be issued at 99.553% of the principal face amount (a discount of $4.47 per $1,000 principal amount). The net proceeds to the Company from the issuance of the Subordinated Notes (net of discount, fee and expenses) are estimated to be $193.2 million. The proceeds from the Subordinated Notes will be utilized to repurchase the tendered Senior Notes. Any excess net proceeds will be utilized to reduce borrowings under the Company's Credit Facility (as defined herein) and for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

     The following table presents certain income statement items as a percentage of revenues.

                                           % OF REVENUES
                              -------------------------------------
                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                   JUNE 30,            JUNE 30
                                1996      1995      1996      1995
                                ----      ----      ----      ----
Revenues:
  Admissions                    61.7      61.2      61.5      60.8
  Concessions                   34.1      33.9      33.8      34.1
  Other                          4.2       4.9       4.7       5.1
                               -----     -----     -----     -----
Total revenues                 100.0     100.0     100.0     100.0
Cost of operations              76.5      76.9      76.0      77.3
General and
 administrative expenses         8.4       6.9       7.2       6.7
Depreciation and
 amortization                    5.1       5.1       5.5       5.2
Operating income                10.0      11.1      11.3      10.8
Interest expense                 5.5       7.3       6.2       7.6
Income before income taxes
  and extraordinary items        9.3       4.2       8.0       3.6
Net income                       5.1       2.2       4.3       1.9


REVENUES

     Revenues for the quarter ended June 30, 1996 increased to $84.6 million from $73.1 million for the quarter ended June 30, 1995, a 15.8% increase. The Company generated revenues for the six months ended June 30, 1996 (the "1996 period") of $158.3 million compared to $136.2 million for the six months ended June 30, 1995 (the "1995 period"), a 16.2% increase. The increase in revenues for the second quarter and the 1996 period are primarily attributable a 14.0% increase in attendance as the result of a strong industry performance and the addition of 131 screens since the second quarter of 1995. Revenues per average screen increased 7.4% to $124,062 in the 1996 period from $115,533 in the 1995 period.

COST OF OPERATIONS

     Cost of operations, as a percentage of revenues, decreased to 76.5% in the second quarter of 1996 from 76.9% in the second quarter of 1995. The decrease as a percentage of revenues resulted primarily from a decrease in concession supplies, as a percentage of concession revenues, to 16.3% in 1996 from 19.0% in 1995. This decreases was partially offset by increases during the quarter in film rentals, as a percentage of admission revenues, to 50.5% in 1996 from 48.8% in 1995 and an increase in utilities and other, as a percentage of revenues, to 14.4% in 1996 from 13.1% in 1995.

     Cost of operations, as a percentage of revenues, decreased to 76.0% in the 1996 period from 77.3% in the 1995 period. The decrease as a percentage of revenues resulted from a decrease in salaries and wages as a percentage of revenues to 13.4% in 1996 from 14.7% in 1995, a decrease in facility lease expense as a percentage of revenues to 10.1% in 1996 from 11.2% in 1995 and a decrease in concession supplies, as a percentage of concession revenues, to 16.9% in 1996 from 18.2% in 1995. These decreases were partially offset by increases during the period in film rentals, as a percentage of admission revenues, to 48.2% in 1996 from 47.2% in 1995 and an increase in utilities and other, as a percentage of revenues, to 14.5% in 1996 from 14.0% in 1995.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses, as a percentage of revenues, increased to 8.5% in the second quarter of 1996 from 6.9% in the second quarter of 1995. For the 1996 period, general and administrative costs increased, as a percentage of revenues, to 7.2% from 6.7% for the 1995 period. The absolute level of general and administrative expenses increased to $7.1 million in the second quarter of 1996 from $5.1 million in the second quarter of 1995 and to $11.4 million for the 1996 period from $9.1 million for the 1995 period. The increase, as a percentage of revenues, and in absolute terms, for the quarter and period is primarily the result of a $1.8 million special bonus payment paid to key employees during the second quarter of 1996 to cover the taxes due on the exercise of non-qualified stock options.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased $.6 million in the second quarter of 1996 to $4.3 million, a 15.5% increase over the second quarter of 1995. For the 1996 period, depreciation and amortization increased 22.1% to $8.7 million from $7.1 million in 1995. The increases are a result of the net addition of $119.7 million in theatre property and equipment since the second quarter of 1995, a 50.4% increase. The difference in the percentage increase in depreciation and amortization compared to the increase in theatre property and equipment is a result of the timing of when the additions were placed in service during the period.

INTEREST EXPENSE

     Interest costs incurred, including amortization of debt issue cost and debt discount, increased 2.9% during the second quarter of 1996 to $5.5 million (including the capitalization of $.8 million of interest to properties under construction) from $5.3 million in the second quarter of 1995. Interest costs for the 1996 period, including amortization of debt issue cost and debt discount, increased 7.9% to $11.1 million (including the capitalization of $1.4 million of interest to properties under construction) from $10.3 million in the 1995 period. The increase in interest costs incurred for the second quarter of 1996 and 1996 period was due principally to an increase in average debt outstanding resulting from borrowings under the Company's credit facility.

INCOME TAXES

     Income taxes increased to $3.5 million for the second quarter of 1996 from $1.4 million in the second quarter of 1995, and increased to $5.4 million for the 1996 period from $2.2 million in the 1995 period, resulting primarily from the increase in income before taxes. The Company's effective tax rate for the second quarter of 1996 was 44.9% compared to 47.2% for the second quarter of 1995. The effective rate for the 1996 period decreased to 43.0% from 45.7% in the 1995 period. The decreases were primarily a result of the reduction in the relative level of goodwill amortization and foreign losses as a result of the increase in total earnings. The effective tax rates reflect the full reserve of the potential tax benefit associated with the loss incurred by the Company's Mexican Subsidiary.

OTHER GAINS AND LOSSES

     Other gains and losses for the second quarter of 1996 and the 1996 period of $3.7 million is primarily attributable to a gain from the settlement of litigation.

EXTRAORDINARY ITEMS

     The Company replaced its bank line of credit with a revolving and term credit agreement in February 1996. Borrowings under the new credit facility were used to repay indebtedness under the Company's previous $75 million bank line of credit. As a result, an extraordinary loss of $.3 million (net of related tax benefit) was recognized in connection with the write-off of the unamortized debt issue cost associated with the Company's previous bank line of credit.

NET INCOME

     Net income of $4.3 million for the second quarter of 1996 and $1.6 million for the second quarter of 1995 included the consolidated losses of the Company's Mexican Subsidiary of $.7 million (net of minority interest) and $.7 million (net of minority interest), respectively. Net income of $6.8 million for the 1996 period and $2.6 million for the 1995 period included the consolidated losses of the Company's Mexican Subsidiary of $1.6 million (net of minority interest) and $1.5 million (net of minority interest), respectively.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's revenues are collected in cash, primarily through box office receipts and the sale of concession items. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" and, as a result, historically has not required traditional working capital financing.

     The Company's theatres are typically equipped with modern projection and sound equipment, with approximately 61% of the screens operated by the Company having been built in the last six years. The Company's investing activities have been principally in connection with new theatre openings and acquisitions of existing theatres and theatre circuits. From January 1, 1996 to August 13, 1996, the Company has opened in the U.S. six theatres (84 screens) and has thirteen theatres (167 screens) under construction. In addition, as of August 13, 1996, the Company has ten theatres (139 screens) scheduled to begin construction during the remainder of 1996 or in 1997. The Company currently estimates that its capital expenditures for the development of these screens in 1996 and 1997 will be approximately $110 million and $70 million, respectively. As of August 13, 1996, the Company had expended approximately $57.4 million toward the development of these screens. Actual expenditures for theatre development and acquisitions during 1996 are subject to change based upon the availability of attractive opportunities for expansion of the Company's theatre circuit.

     On June 10, 1992, the Company issued $125 million of Senior Notes due 2002 (the "Senior Notes"). The Senior Notes bear interest at the rate of 12% per annum, payable semi-annually on June 1 and December 1 of each year. A sinking fund providing for the redemption of the Senior Notes in equal amounts on June 1, 2000 and June 1, 2001 is calculated to retire 50% of the Senior Notes prior to maturity. The Company commenced an offer to repurchase up to $125 million outstanding principal amount of its Senior Notes at a price of $1098.33 (including a consent fee of $25) per $1,000 principal amount, plus accrued and unpaid interest up to the date of repurchase. Concurrently with the repurchase, the Company solicited consents for the adoption of proposed amendments to the indenture governing the Senior Notes. Such amendments modify or eliminate certain restrictive covenants and other provisions in the indenture. The offer expires on August 14, 1996, with any tendered notes being purchased by the Company on August 15, 1996.

Approximately $121.9 million aggregate principle amount of Senior Notes have been tendered.

     Pursuant to an offering memorandum issued on August 12, 1996, the Company will issue $200 million aggregate principle amount of 9-5/8% Senior Subordinated Notes due 2008 (the "Subordinated Notes") on August 15, 1996. The Subordinated Notes will be issued at 99.553% of the principal face amount (a discount of $4.47 per $1,000 principal amount). Interest on the Subordinated Notes is payable semi-annually in arrears on February 1 and August 1 of each year. The net proceeds to the Company from the issuance of the Subordinated Notes (net of discount, fees and expenses) are estimated to be $193.2 million. The proceeds from the Subordinated Notes will be utilized to repurchase the tendered Senior Notes. Any excess net proceeds will be utilized to reduce borrowings under the Company's Credit Facility (as defined herein) and for general corporate purposes.

     On February 14, 1996, the Company replaced its existing bank line of credit with a revolving and term credit agreement (the "Credit Facility"), which has a final maturity of 2003 and provides for borrowing availability of up to $175 million. Any amounts borrowed by the Company under the Credit Facility prior to February 13, 1999 will be borrowed on a revolving basis. On February 13, 1999, any outstanding revolving borrowings under the Credit Facility will be converted into a term loan. The term loan will be payable quarterly beginning June 30, 1999 with 11.25%, 18.75%, 23.75% and 36.25% of the initial principal amount of the term loan due in 1999, 2000, 2001 and 2002, respectively. Any remaining principal amount of the term loan is due and payable on February 13, 2003. As of August 13, 1996, the Company had borrowed $56.5 million under the Credit Facility.

     From the proceeds of the Senior Note issuance in 1992, the Company contributed $20 million to the capital of Cinemark International. Cinemark International plans to invest up to an additional $40 million in international ventures, principally in Latin America, over the next two to three years. The Company anticipates that investments in excess of Cinemark International's available cash will be funded by the Company or by debt or equity financing to be provided by third parties directly to Cinemark International or its subsidiaries.

     In 1993, the Company incorporated Cinemark de Mexico, S.A. de C.V. ("Cinemark de Mexico") as an indirect subsidiary of Cinemark International to pursue new development opportunities in Mexico. At August 13, 1996, the Company operated eleven theatres (114 screens) and had two theatres (25 screens) under commitment with executed leases. In 1993 and 1994, Cinemark Mexico, which is the direct parent of Cinemark de Mexico, issued $22.4 million principal amount of 12% Senior Subordinated Notes due 2003 (the "Cinemark Mexico Notes") with detachable warrants. The Cinemark Mexico Indenture (as amended) governing the notes requires Cinemark Mexico to maintain a Cash Flow Coverage Ratio (as defined in the Indenture) of 2.0 to 1.0 beginning in the third quarter of 1997. Cinemark Mexico has reached an agreement in principle with the majority holder of the Cinemark Mexico Notes to postpone the implementation of this covenant until the first quarter of 2000. The agreement in principle also provides that Cinemark Mexico will issue new notes to such holder which provide for the interest to be paid, at the option of the Company, in cash or in kind, in exchange for all Cinemark Mexico Notes owned by such holder, and accrued unpaid interest from February 1, 1996 to the date of such exchange. Cinemark Mexico and the Majority Holder elected to pursue the exchange of the Cinemark Mexico Notes for the New Notes in order to provide for additional cash liquidity to fund capital investments in the Cinemark Mexico business and to take full advantage of the opportunities Cinemark Mexico currently believes exists in the Mexican motion picture industry. In this connection, the Company has agreed to make an additional $10 million investment in common stock of Cinemark Mexico when the Notes are issued. As part of the negotiations of this agreement, the Majority Holder has agreed to postpone the payment of the approximately $1.3 million cash interest payment on the Mexico Notes otherwise due on August 1, 1996 until the earlier of an exchange of the old and new notes or September 30, 1996.

     At August 13, 1996, Cinemark International owned 91.4% (71.8% on a fully diluted basis including the exercise of the warrants) of the common stock of Cinemark Mexico. The remaining 8.6% (6.7% on a fully diluted basis including the exercise of the warrants) was owned by a corporation controlled by Mexican citizens. The Cinemark Mexico Indenture also allows for the incurrence by Cinemark Mexico of $10 million of additional senior debt. On December 4, 1995, Cinemark Mexico entered into the Mexico Senior Credit Facility with Cinemark International, allowing it to borrow $10 million from Cinemark International. As of August 13, 1996, Cinemark Mexico had borrowed $9 million under the Mexico Senior Credit Facility.

     Cinemark International entered into a joint venture agreement in November 1992 with a Chilean theatre operator. Cinemark Chile, S.A. ("Cinemark Chile") currently operates two theatres (13 screens), and as of August 13, 1996, had one theatre (12 screens) under commitment. If additional capital is required for other theatre development opportunities in Chile, the Company expects to obtain such capital from third parties through debt or equity issuance by Cinemark Chile. In December 1995, Cinemark entered into a joint venture agreement with Argentine theatre operators to develop multiplex theatres in Argentina. In 1996 Cinemark LTDA, a Brazilian company ("Cinemark Brazil"), was organized as an indirect subsidiary of Cinemark International. Cinemark Brazil will develop modern multiplex theatres in Brazil. Cinemark Brazil plans to begin construction on its first theatre within the next 60 days.

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


ITEM 5.   OTHER INFORMATION

               Supplemental schedules specified by the Senior Notes indenture:

                     Condensed Consolidating Balance Sheet (unaudited) as of June 30, 1996

                     Condensed Consolidating Statement of Income (unaudited) for the six months ended June 30, 1996

                     Condensed Consolidating Statement of Cash Flow (unaudited) for the six months ended June 30, 1996


ITEM 6(A) EXHIBITS

                     27     - Financial Data Schedule

      (B) REPORTS ON FORM 8-K

               No reports have been filed by Registrant during the quarter for which this report is filed.

                      CINEMARK USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF JUNE 30, 1996
                                  (Unaudited)



                                                           Restricted      Cinemark II
                                                              Group           Group     Eliminations      TOTAL
                                                          -----------------------------------------------------------
                                       ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                              $   5,510,176   $  1,330,088  $                $  6,840,264
   Temporary cash investments                                                  282,026                        282,026
   Inventories                                                1,329,635        109,421                      1,439,056
   Advances to affiliates and other receivables               4,861,449      2,231,160     (1,455,231)      5,637,378
                                                          -----------------------------------------------------------
      Total current assets                                   11,701,260      3,952,695     (1,455,231)     14,198,724

THEATRE PROPERTIES AND EQUIPMENT                            332,342,486     24,942,959                    357,285,445
   Less accumulated depreciation and amortization           (68,466,020)    (1,256,248)                   (69,722,268)
                                                          -----------------------------------------------------------
      Theatre properties and equipment - net                263,876,466     23,686,711                    287,563,177
OTHER ASSETS:
   Certificates of deposit                                    1,821,867                                     1,821,867
   Investments in and advances to affiliates                  5,654,477      3,812,905     (4,609,227)      4,858,155
   Intangible assets - net                                    9,610,796                    (2,383,784)      7,227,012
   Deferred charges and other - net                           5,487,381      4,950,147                     10,437,528
                                                          -----------------------------------------------------------
      Total other assets                                     22,574,521      8,763,052     (6,993,011)     24,344,562
                                                          -----------------------------------------------------------
      TOTAL                                               $ 298,152,247   $ 36,402,458  $  (8,448,242)   $326,106,463
                                                          ===========================================================
         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                      $     379,009   $          -  $                $    379,009
   Accounts payable and accrued expenses                     40,622,753      3,395,473                     44,018,226
   Income taxes payable                                               0        292,346       (292,346)
                                                          -----------------------------------------------------------
      Total current liabilities                              41,001,762      3,687,819       (292,346)     44,397,235
LONG-TERM LIABILITIES:
   12% senior notes - Cinemark USA, Inc.                    125,000,000                                   125,000,000
   12% senior notes-Cinemark Mexico (USA), Inc.                             20,640,373                     20,640,373
   Other long-term debt, less current portion                57,001,490                                    57,001,490
   Deferred lease expenses                                   10,273,418        240,535                     10,513,953
   Notes payable to related party                                     0      1,162,885     (1,162,885)              0
   Theatre development advance                                  769,657                                       769,657
   Deferred income taxes                                      4,965,363                                     4,965,363
                                                          -----------------------------------------------------------
      Total long-term liabilities                           198,009,928     22,043,793     (1,162,885)    218,890,836

MINORITY INTERESTS IN SUBSIDIARIES                            1,061,752      3,677,835                      4,739,587
SHAREHOLDERS' EQUITY:
   Class A common stock, $.01 par value; 10,000,000 shares
      authorized, 1,500 shares issued and outstanding                15                                            15
   Class B common stock, no par value; 1,000,000 shares
      authorized, 232,472 shares issued                      49,529,943          1,000         (1,000)     49,529,943
   Additional paid-in capital                                 7,099,320     20,244,000    (20,244,000)      7,099,320
   Unearned compensation - stock options                     (2,084,957)                                   (2,084,957)

   Retained earnings (deficit)                               33,990,662     (2,769,587)     2,769,587      33,990,662
   Treasury stock, 54,791 Class B shares                    (20,000,000)                                  (20,000,000)
   Cumulative foreign currency translation adjustment       (10,456,178)   (10,482,402)    10,482,402     (10,456,178)
                                                          -----------------------------------------------------------
      Total shareholders' equity                          $  58,078,805      6,993,011     (6,993,011)     58,078,805
                                                          -----------------------------------------------------------
      TOTAL                                               $ 298,152,247   $ 36,402,458  $  (8,448,242)   $326,106,463
                                                          ===========================================================



Note: "Restricted Group" and "Cinemark II Group" are defined in the Indenture (Section 4.02) for the Senior Notes dated June 10, 1992.

                  CINEMARK USA, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATING STATEMENT OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996
                              (Unaudited)


                                               Restricted     Cinemark II
                                                Group           Group        Eliminations      TOTAL
                                             ------------     ----------     ------------   -----------
REVENUES:
   Admissions                                $ 91,525,790     $ 5,882,484    $       -     $ 97,408,274
   Concessions                                 50,376,237       3,129,973                    53,506,210
   Other                                        7,746,138          87,957      (444,933)      7,389,162
                                             -----------------------------------------------------------
      Total                                   149,648,165       9,100,414      (444,933)    158,303,646

COSTS AND EXPENSES:
   Cost of operations:
     Film rental                               44,230,656       2,685,013                    46,915,669
     Concession supplies                        7,971,998       1,051,972                     9,023,970
     Salaries and wages                        20,091,804       1,171,799                    21,263,603
     Facility leases                           14,877,926       1,065,804                    15,943,730
     Advertising                                3,973,252         199,454                     4,172,706
     Utilities and other                       21,536,929       1,423,460                    22,960,389
                                             -----------------------------------------------------------
      Total                                   112,682,565       7,597,502             0     120,280,067
   General and administrative expenses         10,909,555         934,901      (444,933)     11,399,523
   Depreciation and amortization                8,239,896         500,063       (68,434)      8,671,525
                                             -----------------------------------------------------------
      Total                                  $131,832,016     $ 9,032,466    $ (513,367)   $140,351,115
                                             -----------------------------------------------------------
OPERATING INCOME                             $ 17,816,149     $    67,948    $   68,434    $ 17,952,531

OTHER INCOME (EXPENSE):
   Interest expense                          $ (8,007,787)    $(1,344,000)                 $ (9,351,787)
   Amortization of debt issue costs and
     debt discount                               (274,079)       (140,745)                     (414,824)
   Interest Income                                167,456         140,343                       307,799
   Other gains                                  3,696,212                                     3,696,212
   Foreign currency exchange loss                       0         (48,840)                      (48,840)
   Minority interests                            (105,353)        151,931                        46,578
   Equity in income (loss) of affiliates         (910,776)        257,553     1,054,722         401,499
                                             -----------------------------------------------------------
      Total                                    (5,434,327)       (983,758)    1,054,722      (5,363,363)
                                             -----------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                      12,381,822        (915,810)    1,123,156      12,589,168


INCOME TAXES                                    5,218,167         207,346                     5,425,513
                                              ----------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM         7,163,655      (1,123,156)    1,123,156       7,163,655

EXTRAORDINARY ITEM:
   Loss on early extinguishment of debt, net
      of income tax benefit of $273,834          (334,685)              0                      (334,685)
                                              ----------------------------------------------------------


NET INCOME (LOSS)                             $ 6,828,970     $(1,123,156)   $1,123,156    $  6,828,970
                                              ==========================================================


Note: "Restricted Group" and "Cinemark II Group" are defined in the Indenture (Section 4.02) for the Senior Notes dated June 10, 1992.

                  CINEMARK USA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996
                               (Unaudited)



                                                    Restricted    Cinemark II
                                                      Group         Group        Eliminations        TOTAL
                                                   ----------    -----------     ------------     -----------
OPERATIONS:
Net income (loss)                                $  6,828,970   $ (1,123,156)    $ 1,123,156     $  6,828,970
Noncash items in net income:
  Depreciation                                      6,665,319        498,847                        7,164,166
  Amortization                                      1,848,656        141,961         (68,434)       1,922,183
  Deferred lease expenses                             664,295         38,620                          702,915
  Deferred income tax expense                         669,152                                         669,152
  Debt issued for accrued interest                     34,871                                          34,871
  Amortized compensation - stock option               622,958                                         622,958
  Equity in income (loss) of affiliate                979,210       (257,553)     (1,123,156)        (401,499)
  Minority interests                                  105,353       (151,931)                         (46,578)
  Loss on early extinguishment of debt                608,519                                         608,519
Cash used for operating working capital          $  4,266,546       (434,420)        524,731        4,356,857
                                                 ------------------------------------------------------------
  Net cash from (used for) operations            $ 23,293,849   $ (1,287,632)    $   456,297     $ 22,462,514
INVESTING ACTIVITIES:
  Additions to theatre properties                 (64,511,974)    (5,733,152)                     (70,245,126)
  Increase  in temporary cash investments                   0         (6,900)                          (6,900)
  Increase in other assets                         (1,547,849)      (685,197)         68,434       (2,164,612)
  (Increase) decrease in advances to affiliates        68,946       (250,000)                        (181,054)
                                                 ------------------------------------------------------------
    Net cash used for investing activities       $(65,990,877)  $ (6,675,249)    $    68,434     $(72,597,692)
FINANCING ACTIVITIES:
  Decrease in long-term debt                      (37,013,558)                                    (37,013,558)
  Increase in long-term debt                       43,500,000                                      43,500,000
  Increase (decrease) in notes payable
    to related parties                             (2,086,513)       524,731        (524,731)      (2,086,513)
  Net proceeds from common stock issuance          38,562,509                                      38,562,509
  Increase in additional paid-in capital              636,106                                         636,106
  Decrease in theatre development advance            (356,046)                                       (356,046)
                                                 ------------------------------------------------------------
  Net cash from financing activities             $ 43,242,498   $    524,731     $  (524,731)    $ 43,242,498

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                     0         83,220                           83,220
                                                 ------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      545,470     (7,354,930)              0       (6,809,460)
CASH AND CASH EQUIVALENTS:
  Beginning of period                               4,964,706      8,685,018                       13,649,724
                                                 ------------------------------------------------------------
  End of period                                  $  5,510,176   $  1,330,088                     $  6,840,264
                                                 ============================================================
SUPPLEMENTAL INFORMATION:
  Cash paid for interest                         $  9,545,589   $  1,344,000                     $ 10,889,589
                                                 ============================================================
  Cash paid for income taxes                     $  6,175,887                                    $  6,175,887
                                                 ============================================================


Note: "Restricted Group" and "Cinemark II Group" are defined in the Indenture (Section 4.02) for the Senior Notes dated June 10, 1992.

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                                             CINEMARK USA, INC.
                                             Registrant

DATE:   August 13, 1996


                                               /Jeffrey J. Stedman/
                                             ------------------------
                                             Jeffrey J. Stedman
                                             Vice President and
                                             Chief Financial Officer

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER                  DESCRIPTION
- -------                 -----------

  27          - Financial Data Schedule
