Form 10-Q/A
period 1996-09-30
CINEMARK USA INC /TX
filed 1996-11-15
CIK 885975

THIS COPY IS A COPY OF THE QUARTERLY REPORT ON FORM 10-Q FILED ON NOVEMBER 15, 1996 PURSUANT TO RULE 201 TEMPORARY HARDSHIP EXEMPTION

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A


(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.
Commission file number 33-77444

CINEMARK USA, INC.
(Exact name of registrant as specified in its charter)

                    Texas                          75-2206284
               (State or other jurisdiction of   (I.R.S. Employer
               incorporation or organization)    Identification No.)


7502 Greenville Ave., Suite 800, LB-9, Dallas, Texas 75231
(Address of principal executive offices)        (Zip Code)

(214) 696-1644
(Registrant's telephone number including area code)

_______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ____     The Registrant became subject to the filing requirements
of the Securities Exchange Act of 1934 on June 10, 1992.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

1,500 shares of Class A Common Stock as of November 13, 1996
238,365 shares of Class B Common Stock (including options to acquire 5,893 shares of Class B Common Stock exercisable within 60 days of such date) as of November 13, 1996

CINEMARK USA, INC. AND SUBSIDIARIES


Index



                                                                 Page

PART I          FINANCIAL INFORMATION

     Item 1.     Financial Statements

               Condensed Consolidated Balance Sheets
                    as of September 30, 1996 (unaudited)
                    and December 31, 1995                             3

               Condensed Consolidated Statements of Income
                    (unaudited) for the three and nine month
                    periods ended September 30, 1996 and 1995         4

               Condensed Consolidated Statements of Cash
                    Flows (unaudited) for the nine month
                    periods ended September 30, 1996 and 1995         5

               Notes to Condensed Consolidated Financial
                    Statements                                        6

     Item 2.          Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                        7


PART II          OTHER INFORMATION


     Item 5.     Other Information                                   11

     Item 6(b).  Reports on Form 8-K                                 11

SIGNATURES                                                           15

                                             PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                             CINEMARK USA, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30,         DECEMBER 31,
                                                                                         1996                 1995
                                                                                 -------------------------------------------
                                                              ASSETS                 (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                              $15,071,431           $13,649,724
   Temporary cash investments                                                                 282,026               275,126
   Inventories                                                                              1,375,707             1,061,580
   Tax and other receivables                                                                9,031,337             4,241,479
                                                                                 -------------------------------------------
      Total current assets                                                                 25,760,501            19,227,909

THEATRE PROPERTIES AND EQUIPMENT                                                          400,797,073           287,542,090
   Less accumulated depreciation and amortization                                         (74,750,560)          (63,059,873)
                                                                                 -------------------------------------------
      Theatre properties and equipment - net                                              326,046,513           224,482,217
OTHER ASSETS:
   Certificates of deposit                                                                  1,636,677             1,822,954
   Investments in and advances to affiliates                                                5,746,404             4,275,602
   Intangible assets - net                                                                  6,031,126             7,718,292
   Deferred charges and other - net                                                        15,060,449            10,220,127
                                                                                 -------------------------------------------
      Total other assets                                                                   28,474,656            24,036,975
                                                                                 -------------------------------------------
      TOTAL                                                                              $380,281,670          $267,747,101
                                                                                 ===========================================

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                                         $379,667              $377,737
   Accounts payable and accrued expenses                                                   38,674,820            36,239,365
   Notes payable to related party                                                                   0             2,051,642
   Income taxes payable and deferred                                                                0             1,648,629
                                                                                 -------------------------------------------
      Total current liabilities                                                            39,054,487            40,317,373
LONG-TERM LIABILITIES:
   12% senior notes - Cinemark USA, Inc.                                                    1,630,000           125,000,000
   9.625% senior subordinated notes - Cinemark USA, Inc.                                  199,118,417
   12% senior subordinated notes-Cinemark Mexico (USA), Inc.                               25,710,900            20,549,249
   Other long-term debt, less current portion                                              43,493,822            50,516,320
   Deferred lease expenses                                                                 11,654,249             9,811,038
   Theatre development advance                                                                769,657             1,125,703
   Deferred income taxes                                                                    4,146,117             4,296,211
                                                                                 -------------------------------------------
      Total long-term liabilities                                                         286,523,162           211,298,521

MINORITY INTERESTS IN SUBSIDIARIES                                                          1,442,244             4,786,165
SHAREHOLDERS' EQUITY :
   Class A common stock, $.01 par value; 10,000,000 shares
    authorized, 1,500 shares issued and outstanding                                                15                    30
   Class B common stock, no par value; 1,000,000 shares
    authorized, 232,472 shares issued                                                      49,529,943            10,967,419
   Additional paid-in capital                                                               7,869,528             6,604,037
   Unearned compensation - stock options                                                   (1,775,805)           (2,848,738)
   Retained earnings                                                                       27,832,578            27,161,692
   Treasury stock, 54,791 Class B shares                                                  (20,000,000)          (20,000,000)
   Cumulative foreign currency translation adjustment                                     (10,194,482)          (10,539,398)
                                                                                 -------------------------------------------
      Total shareholders' equity                                                           53,261,777            11,345,042
                                                                                 -------------------------------------------
      TOTAL                                                                              $380,281,670          $267,747,101
                                                                                 ===========================================

                                See accompanying Notes to Condensed Consolidated Financial Statements.

                                                      CINEMARK USA, INC. AND SUBSIDIARIES
                                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                                   (Unaudited)




                                                                             NINE MONTHS ENDED             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            1996          1995           1996           1995
REVENUES:
   Admissions                                                           $59,662,112    $55,209,765   $157,070,386   $138,037,892
   Concessions                                                           33,458,048     31,207,179     86,964,258     77,583,474
   Other                                                                  4,039,222      3,217,417     11,428,384     10,226,817
                                                                        ------------   ------------  -------------  -------------
      Total                                                              97,159,382     89,634,361    255,463,028    225,848,183

COSTS AND EXPENSES:
   Cost of operations:
     Film rentals                                                        31,577,169     28,241,775     78,492,838     67,342,053
     Concession supplies                                                  5,171,222      5,096,595     14,195,192     13,529,903
     Salaries and wages                                                  13,323,204     11,150,736     34,586,807     31,172,401
     Facility leases                                                      9,489,796      7,806,969     25,433,526     23,081,961
     Advertising                                                          1,995,898      2,029,489      6,168,604      5,527,062
     Utilities and other                                                 13,124,220     11,430,330     36,084,609     30,445,945
                                                                        ------------   ------------  -------------  -------------
           Total                                                         74,681,509     65,755,894    194,961,576    171,099,325
     General and administrative expenses                                  5,236,610      5,018,456     16,636,133     14,158,971
     Depreciation and amortization (Note 2)                               8,301,874      4,409,638     16,973,399     11,514,512
                                                                        ------------   ------------  -------------  -------------
           Total                                                         88,219,993     75,183,988    228,571,108    196,772,808
                                                                        ------------   ------------  -------------  -------------
OPERATING INCOME                                                          8,939,389     14,450,373     26,891,920     29,075,375

OTHER INCOME (EXPENSE):
   Interest expense                                                      (4,759,510)    (3,925,830)   (14,111,297)   (13,831,905)
   Amortization of debt issue cost                                          (78,863)      (164,887)      (402,563)      (494,660)
   Amortization of bond discount                                            (60,498)       (41,995)      (151,622)      (121,588)
   Interest Income                                                          382,255        401,764        690,054      1,333,060
   Other gains and losses                                                  (373,306)             0      3,322,906       (634,268)
   Foreign currency exchange gain (loss)                                     45,619        (96,361)        (3,221)       (46,293)
   Minority interests in subsidiaries                                        73,940        (43,671)       120,518       (111,612)
   Equity in income of affiliates                                         1,015,672        270,929      1,417,171        537,054
                                                                        ------------   ------------  -------------  -------------
      Total                                                              (3,754,691)    (3,600,051)    (9,118,054)   (13,370,212)
                                                                        ------------   ------------  -------------  -------------

INCOME BEFORE INCOME TAXES                                                5,184,698     10,850,322     17,773,866     15,705,163
   AND EXTRAORDINARY ITEMS

INCOME TAXES                                                              2,552,957      4,341,872      7,978,470      6,558,899
                                                                        ------------   ------------  -------------  -------------

INCOME BEFORE EXTRAORDINARY ITEMS                                         2,631,741      6,508,450      9,795,396      9,146,264

EXTRAORDINARY ITEMS:
   Loss on early extinguishments of debt, net of
     income tax benefits of $5,748,322 and $6,083,007 respectively       (8,789,825)                   (9,124,510)
                                                                        ------------   ------------  -------------  -------------

NET INCOME (LOSS)                                                       ($6,158,084)    $6,508,450       $670,886     $9,146,264
                                                                        ============   ============  =============  =============


EARNINGS PER COMMON AND
   COMMON EQUIVALENT SHARE:
   Before extraordinary item                                                 $14.00         $39.62         $53.85         $55.90
                                                                        ============   ============  =============  =============

   Net income (loss)                                                        ($32.76)        $39.62          $3.69         $55.90
                                                                        ============   ============  =============  =============

WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING                                                              187,987        164,264        181,898        163,611
                                                                        ============   ============  =============  =============

                          See accompanying Notes to Condensed Consolidated Financial Statements.

                                   CINEMARK USA, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)


                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                     1995

OPERATIONS:
Net Income                                                                             $670,886                 $9,146,264
Loss on early extinguishments of debt                                                15,207,517
Noncash items in net income :
   Depreciation                                                                      14,046,142                 10,201,226
   Amortization                                                                       3,481,442                  1,929,534
   Deferred lease expenses                                                            1,843,211                  1,143,500
   Deferred income tax expense                                                         (150,094)                 1,823,500
   Debt issued for accrued interest                                                   2,006,371                    122,471
   Amortized compensation - stock options                                               932,110                  1,080,361
   Equity in income of affiliate                                                     (1,417,171)                  (537,054)
   Minority interests                                                                  (120,518)                   111,612
   Loss on sale of assets                                                               344,740                    289,171
Cash from (used for) operating working capital:
   Inventories                                                                         (314,127)                    39,767
   Tax and other receivables                                                         (3,484,665)                (1,077,456)
   Accounts payable and accrued expenses                                              2,435,455                    723,920
   Income taxes payable                                                              (1,648,629)                 1,229,608
                                                                                   -------------               ------------
      Net cash from operations                                                       33,832,670                 26,226,424
INVESTING ACTIVITIES:
   Additions to theatre properties                                                 (115,955,178)               (50,113,967)
   (Increase) decrease in temporary cash investments                                     (6,900)                 3,232,875
   Increase in deferred issue costs and other assets                                 (9,368,778)                (4,550,710)
   (Increase) decrease in advances to affiliates                                        (53,631)                 1,756,331
                                                                                   -------------               ------------
      Net cash used for investing activities                                       (125,384,487)               (49,675,471)
FINANCING ACTIVITIES:
   Decrease in long-term debt                                                      (200,890,568)                (9,018,805)
   Increase in long-term debt                                                        70,500,000                 29,000,000
   Decrease in notes payable to related parties                                      (2,086,513)                  (533,562)
   Net proceeds from common stock issuance                                           38,562,509
   Proceeds from senior subordinated notes issuance                                 199,106,000
   Debt extinguishment costs                                                        (12,135,438)
   Sale of common stock warrants-minority interest                                                               1,324,132
   Distribution of partnership capital to minority interest                                                       (200,000)
   Increase (decrease) in additional paid in capital                                    (71,336)                   302,625
   Decrease in theatre development advance                                             (356,046)                  (370,808)
                                                                                   -------------               ------------
      Net cash from financing activities                                             92,628,608                 20,503,582

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                                 344,916                 (1,607,909)
                                                                                   -------------               ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                 1,421,707                 (4,553,374)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                               13,649,724                 26,574,074
                                                                                   -------------               ------------
   End of period                                                                    $15,071,431                $22,020,700
                                                                                   =============               ============
SUPPLEMENTAL INFORMATION:
  Cash paid for interest                                                            $14,766,429                $11,749,172
                                                                                   =============               ============
  Cash paid for income taxes                                                         $6,251,631                 $3,239,631
                                                                                   =============               ============

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

     Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results to be achieved for the full year.


2. Depreciation and amortization include a $2.4 million charge pursuant to Statement of Financial Accounting Standard No. 121 (FASB 121). In accordance with FASB 121, the Company wrote down the assets of certain theatres to their realizable value which exceeded their carrying value. The impairment was the result of changes in market conditions that occurred during the quarter.


3.     Subsequent Events

     On October 17, 1996, the Company sold its 84.4% interest in 2-Day Video, Inc., a 21 store chain of video superstores. As a result of the sale the Company will recognize an after tax gain of approximately $5.7 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

     The following table presents certain income statement items as a percentage of revenues.

                                            % of Revenues
                           ---------------------------------------------
                             Three Months Ended     Nine Months Ended
                               September 30,          September 30,
                             1996         1995       1996      1995

Revenues:
  Admissions                 61.4         61.6       61.5      61.1
Concessions                  34.4         34.8       34.0      34.4
  Other                       4.2          3.6        4.5       4.5
Total revenues              100.0        100.0      100.0     100.0
Cost of operations           76.9         73.4       76.3      75.8
General and
 administrative expenses      5.4          5.6        6.5       6.3
Depreciation and
 amortization                 8.5          4.9        6.6       5.1
Operating income              9.2         16.1       10.6      12.8
Interest expense              5.0          4.6        5.7       6.4
Income before income taxes
extraordinary items           5.3         12.1        7.0       7.0
Net income (loss)            (6.3)         7.3         .3       4.1


Revenues

  Revenues for the quarter ended September 30, 1996 increased to $97.2 million from $89.6 million for the quarter ended September 30, 1995, an 8.4% increase. The Company generated revenues for the nine months ended September 30, 1996 (the "1996 period") of $255.5 million compared to $225.8 million for the nine months ended September 30, 1995 (the "1995 period"), a 13.1% increase. The increase in revenues for the third quarter is primarily attributable to a 10.4% increase in attendance as the result of the net addition of 129 screens since the third quarter of 1995 and for the 1995 period is attributable a 15.2% increase in attendance as the result of a strong industry performance during the first two quarters of 1996, compared to the first two quarters of 1995, and the additional screens. Revenues per average screen increased 3.36% to $196,661 in the 1996 period from $190,268 in the 1995 period.

Cost of Operations

  Cost of operations, as a percentage of revenues, increased to 76.9% in the third quarter of 1996 from 73.4% in the third quarter of 1995. The increase as a percentage of revenues resulted from increases during the quarter in film rentals as a percentage of admission revenues to 52.9% in 1996 from 51.2% in 1995, an increase in salaries and wages as a percentage of revenues to 13.7% in 1996 from 12.4% in 1995, an increase in facility leases as a percentage of revenues to 9.8% in 1996 from 8.7% in 1995 and an increase in utilities and other as a percentage of revenues to 13.5% in 1996 from 12.8% in 1995. These increases were partially offset by a decrease during the quarter in concession supplies as a percentage of concession revenues to 15.5% in 1996 from 16.3% in 1995.

       Cost of operations as a percentage of revenues increased slightly to 76.3% in the 1996 period from 75.8% in the 1995 period. The increase during the 1996 period as a percentage of revenues primarily resulted from an increase during the period in film rentals as a percentage of admission revenues to 50.0% in 1996 from 48.8% in 1995 which was partially offset by a decrease in concession supplies as a percentage of concession revenues to 16.3% in 1996 from 17.4% in 1995.

General and Administrative Expenses

  General and administrative expenses, as a percentage of revenues, decreased to 5.4% in the third quarter of 1996 from 5.6% in the third quarter of 1995. For the 1996 period, general and administrative costs increased, as a percentage of revenues, to 6.5% from 6.3% for the 1995 period. The absolute level of general and administrative expenses increased to $5.2 million in the third quarter of 1996 from $5.0 million in the third quarter of 1995 and to $16.6 million for the 1996 period from $14.2 million for the 1995 period. The slight increase as a percentage of revenues, and in absolute terms, for the quarter is attributable to the Company's expansion program. The increase for the 1996 period is primarily the result of a $1.8 million special bonus payment paid to key employees during the second quarter of 1996 to cover the taxes due on the exercise of non-qualified stock options.

Depreciation and Amortization

  Depreciation and amortization increased $3.9 million in the third quarter of 1996 to $8.4 million. The increase includes a $2.4 million charge pursuant to Statement of Financial Accounting Standards No. 121 (FASB 121). In accordance with FASB 121, the Company wrote down the assets of certain theatres to their realizable value which exceeded their carrying value. The impairment was the result of changes in market conditions that occurred during the quarter. Depreciation and amortization before the affect of FASB 121 increased 34.2% ($1.5 million) for the third quarter of 1996. During the same period net theatre property and equipment increased 55.7%.

  For the 1996 period, depreciation and amortization before the FASB 121 adjustment increased 26.7% to $14.6 million from $11.5 million in 1995. The increases are a result of the net addition of $143.4 million in theatre property and equipment since the third quarter of 1995. The difference in the percentage increase in depreciation and amortization compared to the increase in theatre property and equipment is a result of the timing of when the additions were placed in service during the period.

Interest Expense

  Interest costs incurred, including amortization of debt issue cost and debt discount, increased 12.4% during the third quarter of 1996 to $6.2 million (including capitalized interest to properties under construction) from $5.6 million in the third quarter of 1995 (including capitalized interest). Interest costs for the 1996 period, including amortization of debt issue cost and debt discount, increased 9.5% to $17.4 million (including capitalized interest) from $15.9 million in the 1995 period. The increase in interest costs incurred for the third quarter of 1996 and 1996 period was due principally to an increase in average debt outstanding resulting from borrowings under the Credit Facility.

Income Taxes
  Income taxes decreased to $2.6 million for the third quarter of 1996 from $4.3 million in the third quarter of 1995, and the Company's effective tax rate for the third quarter of 1996 was 49.2% compared to 40.0% for the third quarter of 1995. Income taxes increased to $8.0 million for the 1996 period from $6.6 million in the 1995 period, resulting primarily from the increase in income before taxes. The effective rate for the 1996 period increased to 44.9% from 41.8% in the 1995 period. The changes were primarily a result of the relative level of goodwill amortization and foreign losses. The effective tax rates reflect the full reserve of the potential tax benefit associated with the loss incurred by Cinemark Mexico.

Other Gains and Losses

   Other gains and losses for the 1996 period of $3.3 million is primarily attributable to a gain from the settlement of litigation.

Extraordinary Items

  In the third quarter of 1996, the Company issued $200 million aggregate principle of 9-5/8 Senior Subordinated Notes, a portion of the proceeds of

$193.2 million (net of discount, fees and expenses) were used to repurchase 98.7% of the Company's $125 million 12% Senior Notes at a price of $1,098.33 per $1,000 principal amount. As a result, an extraordinary loss of $8.9 million (net of related tax benefit) was recognized in connection with the premium paid and the write-off of the unamortized debt issue cost associated with the Senior Notes repurchased.

The 1996 period also includes an extraordinary loss of $.3 million (net of related tax benefit) which was recognized in connection with the write-off of the Company's existing bank line of credit which was replaced with a new revolving and term credit facility in February 1996.

Net Income

  Net income before extraordinary items of $2.6 million for the third quarter of 1996 and net income of $6.5 million for the third quarter of 1995 included the consolidated losses of Cinemark Mexico of $.6 million (net of minority interest) and $.6 million (net of minority interest), respectively. Net income before extraordinary items of $9.8 million for the 1996 period and $9.1 million for the 1995 period included the consolidated losses of Cinemark Mexico of $2.2 million (net of minority interest) and $2.1 million (net of minority interest), respectively.

Liquidity and Capital Resources

        The Company's revenues are collected in cash, primarily through box office receipts and the sale of concession items. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" and, as a result, historically has not required traditional working capital financing.

       The Company's theatres are typically equipped with modern projection and sound equipment, with approximately 64% of the screens operated by the Company having been built in the last six and half years. The Company's investing activities have been principally in connection with new theatre openings and acquisitions of existing theatres and theatre circuits. From January 1, 1996 to November 13, 1996, the Company has opened in the U.S. nine theatres (124 screens) and has fifteen theatres (199 screens) under construction. In addition, as of November 13, 1996, the Company has six theatres (99 screens) scheduled to begin construction during the remainder of 1996 or in 1997. The Company currently estimates that its capital expenditures for the development of these screens in 1996 and 1997 will be approximately $110 million and $85 million, respectively. As of November 13, 1996, the Company had expended approximately $81.6 million toward the development of these screens. Actual expenditures for theatre development and acquisitions during 1996 are subject to change based upon the availability of attractive opportunities for expansion of the Company's theatre circuit.

       On August 15, 1996, the Company issued $200 million of Senior Subordinated Notes due 2008 (the "Subordinated Notes"). The Subordinated Notes bear interest at the rate of 9-5/8% per annum, payable semi-annually on February 1 and August 1 of each year. The Subordinated Notes were issued at 99.553% of the principal face amount (a discount of $4.47 per $1,000 principal amount). The net proceeds to the Company from the issuance of the Subordinated Notes (net of discount, fees and expenses) were approximately $193.2 million. The proceeds from the Subordinated Notes were used to repurchase 98.7% of the Company's $125 million 12% Senior Notes due 2002 ("Senior Notes") pursuant to a tender offer which expired on August 15, 1996. The Senior Notes were purchased at a premium of the $1,098.33 (including a consent fee of $25) per $1,000 principal amount, plus accrued and unpaid interest up to the date of repurchase. Excess proceed were utilized to reduce borrowings under the Company's Credit Facility and for general corporate purposes.

       On February 14, 1996, the Company replaced its existing bank line of credit with a revolving and term credit agreement (the "Credit Facility"), which has a final maturity of 2003 and provides for borrowing availability of up to $175 million. Any amounts borrowed by the Company under the Credit Facility prior to February 13, 1999 will be borrowed on a revolving basis. On February 13, 1999, any outstanding revolving borrowings under the Credit Facility will be converted into a term loan. The term loan will be payable quarterly beginning June 30, 1999 with 11.25%, 18.75%, 23.75% and 36.25% of the initial principal amount of the term loan due in 1999, 2000, 2001 and 2002, respectively. Any remaining principal amount of the term loan is due and payable on February 13, 2003. As of November 13, 1996, the Company had borrowed $51.0 million under the Credit Facility.

  In 1992, the Company formed Cinemark International to explore theatre development opportunities outside the United States. As of November 13, 1996, the Company has contributed $31 million to the capital of Cinemark International to fund theatre development principally in Latin America. Cinemark International plans to invest up to an additional $40 million in international ventures, principally in Latin America, over the next two to three years. The Company anticipates that investments in excess of Cinemark International's available cash will be funded by the Company or by debt or equity financing to be provided by third parties directly to Cinemark International or its subsidiaries.

       In 1993, the Company incorporated Cinemark de Mexico, S.A. de C.V. ("Cinemark de Mexico") as an indirect subsidiary of Cinemark International to pursue new development opportunities in Mexico. At November 13, 1996, the Company operated eleven theatres (114 screens) and had two theatres (25 screens) under commitment with executed leases. In 1993 and 1994, Cinemark Mexico, which is the direct parent of Cinemark de Mexico, issued $22.4 million principal amount of 12% Senior Subordinated Notes due 2003 (the "Cinemark Mexico Old Notes") with detachable warrants.

  On September 30, 1996, Cinemark Mexico exchanged new notes (New Notes) in exchange for the Cinemark Mexico Old Notes. The New Notes are Senior Subordinated Notes due 2003 with an annual stated interest rate of 12% payable semi-annually on February 1 and August 1. Cinemark Mexico has the ability to issue additional notes, subject to the same terms as the New Notes, in payment of interest due on any of the semi-annual interest payment dates through February 1, 2000. If the Company elects to exercise this option, the interest rate for the applicable semi-annual period for which the additional bonds are issued is accruable at 13% rather than 12%. The election is at the discretion of Cinemark Mexico and applies to all outstanding bonds for the relevant semiannual interest period. The Indenture governing the New Notes is the same as the old indenture with certain modifications. The Indenture requires Cinemark Mexico to maintain a Cash Flow Coverage Ratio (as defined in the Indenture) of 2.0 to 1.0 beginning after December 31, 1999.

        As part of the exchange agreement the note holders agreed to receive additional notes in payment of the accrued interest due on the Cinemark Mexico Old Notes for the period February 1 1996 through the date of the exchange.
The interest for this period was paid at the rate of 13% per annum ($2.0 million of New Notes were issued). Additionally, Cinemark Mexico repurchased the majority of its outstanding warrants (94.1%) for the issuance of $1.3 million of additional New Notes. Also, Cinemark International contributed an additional $10 million of equity to Cinemark Mexico pursuant to the exchange.

         At November 13, 1996, Cinemark International owned 97.1% (96.5% on a fully diluted basis including the exercise of the warrants) of the common stock of Cinemark Mexico. The remaining 2.9% was owned by a corporation controlled by Mexican citizens. The Cinemark Mexico Indenture also allows for the incurrence by Cinemark Mexico of $10 million of additional senior debt. On December 4, 1995, Cinemark Mexico entered into the Mexico Senior Credit Facility with Cinemark International, allowing it to borrow $10 million from Cinemark International. As of November 13, 1996, Cinemark Mexico had borrowed $9 million under the Mexico Senior Credit Facility.

       Cinemark International entered into a joint venture agreement in November 1992 with a Chilean theatre operator. Cinemark Chile, S.A. ("Cinemark Chile") currently operates two theatres (13 screens), and as of November 13, 1996, had one theatre (12 screens) under commitment. In December 1995, Cinemark entered into a joint venture agreement with Argentine theatre operators to develop multiplex theatres in Argentina. In 1996 Cinemark LTDA, a Brazilian company ("Cinemark Brazil"), was organized as an indirect subsidiary of Cinemark International. Cinemark Brazil will develop modern multiplex theatres in Brazil. Cinemark Brazil plans to begin construction on its first theatre within the next 30 days.

PART II.          Other Information


Item 5.               Other Information

               Supplemental schedules specified by the Senior Notes indenture:

                         Condensed Consolidating Balance Sheet
                         (unaudited) as of September 30, 1996

                         Condensed Consolidating Statement of
                         Income (unaudited) for the nine months
                         ended September 30, 1996

                         Condensed Consolidating Statement of
                         Cash Flow (unaudited) for the nine months ended September 30, 1996


Item 6(b)          Reports on Form 8-K

               No reports have been filed by Registrant during the quarter for which this report is filed.

                                                              CINEMARK USA, INC. AND SUBSIDIARIES
                                                             CONDENSED CONSOLIDATING BALANCE SHEET
                                                                    AS OF SEPTEMBER 30, 1996
                                                                          (Unaudited)


                                                                  Restricted       Cinemark II
                                                                       Group             Group        Eliminations         TOTAL
                         ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                        $12,862,552       $2,208,879  $          -          $15,071,431
   Temporary cash investments                                                            282,026                            282,026
   Inventories                                                        1,278,251           97,456                          1,375,707
   Tax and other receivables                                          9,342,684       12,407,727       (12,719,074)       9,031,337
                                                              ------------------ ---------------- ----------------- ----------------
      Total current assets                                           23,483,487       14,996,088       (12,719,074)      25,760,501

THEATRE PROPERTIES AND EQUIPMENT                                    373,418,504       27,378,569                        400,797,073
  Less accumulated depreciation and amortization                    (72,738,193)      (2,012,367)                       (74,750,560)
                                                              ------------------ ---------------- ----------------- ----------------
      Theatre properties and equipment - net                        300,680,311       25,366,202                        326,046,513
OTHER ASSETS:
   Certificates of deposit                                            1,636,677                                           1,636,677
   Investments in and advances to affiliates                         16,927,729        4,518,629       (15,699,954)       5,746,404
   Intangible assets - net                                            8,380,693                         (2,349,567)       6,031,126
   Deferred charges and other - net                                  10,653,397        4,407,052                         15,060,449
                                                              ------------------ ---------------- ----------------- ----------------
      Total other assets                                             37,598,496        8,925,681       (18,049,521)      28,474,656
                                                              ------------------ ---------------- ----------------- ----------------
      TOTAL                                                        $361,762,294      $49,287,971      ($30,768,595)    $380,281,670
                                                              ================== ================ ================= ================

          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                   $379,667  $          -     $          -             $379,667
   Accounts payable and accrued expenses                             46,370,038        2,304,782      ($10,000,000)      38,674,820
   Income taxes payable                                                       0                                                   0
                                                              ------------------ ---------------- ----------------- ----------------
      Total current liabilities                                      46,749,705        2,304,782       (10,000,000)      39,054,487
LONG-TERM LIABILITIES:
   12% senior notes-Cinemark USA, Inc.                                1,630,000                                           1,630,000
   9.625% senior subordinated notes - Cinemark USA, Inc.            199,118,417                                         199,118,417
   12% senior subordinated notes-Cinemark Mexico (USA), Inc.                          25,710,900                         25,710,900
   Other long-term debt, less current portion                        43,493,822                                          43,493,822
   Deferred lease expenses                                           11,354,739          299,510                         11,654,249
   Notes payable to related party                                           188        2,238,288        (2,238,476)
   Theatre development advance                                          769,657                                             769,657
   Deferred income taxes                                              4,340,423          286,292          (480,598)       4,146,117
                                                              ------------------ ---------------- ----------------- ----------------
      Total long-term liabilities                                   260,707,246       28,534,990        (2,719,074)     286,523,162

MINORITY INTERESTS IN SUBSIDIARIES                                    1,043,566          398,678                          1,442,244
SHAREHOLDERS' EQUITY:
   Class A common stock, $.01 par value; 10,000,000 shares
    authorized, 1,500 shares issued and outstanding                          15                                                  15
   Class B common stock, no par value; 1,000,000 shares
    authorized, 232,472 shares issued                                49,529,943            1,000            (1,000)      49,529,943
   Additional paid-in capital                                         7,869,528       31,014,208       (31,014,208)       7,869,528
   Unearned compensation - stock options                             (1,775,805)                                         (1,775,805)
   Retained earnings (deficit)                                       27,832,578       (2,744,981)        2,744,981       27,832,578
   Treasury stock, 54,791 Class B shares                            (20,000,000)                                        (20,000,000)
   Cumulative foreign currency translation adjustment               (10,194,482)     (10,220,706)       10,220,706      (10,194,482)
                                                              ------------------ ---------------- ----------------- ----------------
      Total shareholders' equity                                     53,261,777       18,049,521       (18,049,521)      53,261,777
                                                              ------------------ ---------------- ----------------- ----------------
      TOTAL                                                        $361,762,294      $49,287,971      ($30,768,595)    $380,281,670
                                                              ================== ================ ================= ================

                                                   CINEMARK USA, INC. AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                                              (Unaudited)


                                                                     Restricted       Cinemark II
                                                                        Group            Group       Eliminations        TOTAL

REVENUES:
   Admissions                                                        $146,092,810      $10,977,576  $          -       $157,070,386
   Concessions                                                         81,199,283        5,764,975                       86,964,258
   Other                                                               12,094,963          162,390      (828,969)        11,428,384
                                                                ------------------ ---------------- ------------- ------------------
      Total                                                           239,387,056       16,904,941      (828,969)       255,463,028

COSTS AND EXPENSES:
   Cost of operations:
     Film rentals                                                      73,680,568        4,812,270                       78,492,838
     Concession supplies                                               12,239,446        1,955,746                       14,195,192
     Salaries and wages                                                32,536,756        2,050,051                       34,586,807
     Facility leases                                                   23,348,162        2,085,364                       25,433,526
     Advertising                                                        5,841,765          326,839                        6,168,604
     Utilities and other                                               33,862,281        2,222,328                       36,084,609
                                                                ------------------ ---------------- ------------- ------------------
      Total                                                           181,508,978       13,452,598             0        194,961,576
   General and administrative expenses                                 15,487,438        1,977,664      (828,969)        16,636,133
   Depreciation and amortization                                       15,833,664        1,242,386      (102,651)        16,973,399
                                                                ------------------ ---------------- ------------- ------------------
      Total                                                           212,830,080       16,672,648      (931,620)       228,571,108
                                                                ------------------ ---------------- ------------- ------------------
OPERATING INCOME                                                       26,556,976          232,293       102,651         26,891,920

OTHER INCOME (EXPENSE):
   Interest expense                                                   (11,914,417)      (2,196,880)                     (14,111,297)
   Amortization of debt issue costs and debt discount                    (338,596)        (215,589)                        (554,185)
   Interest Income                                                        427,781          262,273                          690,054
   Other gains                                                          3,322,906                                         3,322,906
   Foreign currency exchange loss                                               0           (3,221)                          (3,221)
   Minority interests                                                     (87,167)         207,685                          120,518
   Equity in income (loss) of affiliates                                 (667,566)       1,088,838       995,899          1,417,171
                                                                ------------------ ---------------- ------------- ------------------
      Total                                                            (9,257,059)        (856,894)      995,899         (9,118,054)
                                                                ------------------ ---------------- ------------- ------------------

INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                                              17,299,917         (624,601)    1,098,550         17,773,866

INCOME TAXES                                                            7,504,521          473,949                        7,978,470
                                                                ------------------ ---------------- ------------- ------------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                                9,795,396       (1,098,550)    1,098,550          9,795,396

EXTRAORDINARY ITEMS:
   Loss on early extinguishments of debt, net of
      income tax benefit of $6,083,007                                 (9,124,510)               0                       (9,124,510)
                                                                ------------------ ---------------- ------------- ------------------

NET INCOME (LOSS)                                                        $670,886      ($1,098,550)   $1,098,550           $670,886
                                                                ================== ================ ============= ==================

                                                  CINEMARK USA, INC. AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                                               (Unaudited)

                                                                         Restricted       Cinemark II
                                                                            Group            Group       Eliminations        TOTAL
OPERATIONS:
Net income (loss)                                                        $670,886      ($1,098,550)   $1,098,550           $670,886
Loss on early extinguishments of debt                                  15,207,517                                        15,207,517
Noncash items in net income:
   Depreciation                                                        12,805,580        1,240,562                       14,046,142
   Amortization                                                         3,366,680          217,413      (102,651)         3,481,442
   Deferred lease expenses                                              1,745,616           97,595                        1,843,211
   Deferred income tax expense                                           (436,386)         286,292                         (150,094)
   Debt issued for accrued interest                                        34,871        1,971,500                        2,006,371
   Amortized compensation - stock option                                  932,110                                           932,110
   Equity in income (loss) of affiliate                                   770,217       (1,088,838)   (1,098,550)        (1,417,171)
   Minority interests                                                      87,167         (207,685)                        (120,518)
   Loss on sale of assets                                                 344,740                                           344,740
Cash used for operating working capital                                 7,371,249      (11,983,349)    1,600,134         (3,011,966)
                                                                ------------------ ---------------- ------------- ------------------
      Net cash from (used for) operations                              42,900,247      (10,565,060)    1,497,483         33,832,670
INVESTING ACTIVITIES:
   Additions to theatre properties                                   (107,800,820)      (8,154,358)                    (115,955,178)
   Increase  in temporary cash investments                                      0           (6,900)                          (6,900)
   Increase in deferred issue costs and other assets                   (9,301,956)        (169,473)      102,651         (9,368,778)
   (Increase) decrease in advances to affiliates                       (9,929,192)        (124,439)   10,000,000            (53,631)
                                                                ------------------ ---------------- ------------- ------------------
      Net cash used for investing activities                         (127,031,968)      (8,455,170)   10,102,651       (125,384,487)
FINANCING ACTIVITIES:
   Decrease in long-term debt                                        (200,890,568)                                     (200,890,568)
   Increase in long-term debt                                          70,500,000                                        70,500,000
   Increase (decrease) in notes payable to related parties             (2,086,513)       1,600,134    (1,600,134)        (2,086,513)
   Net proceeds from common stock issuance                             38,562,509                                        38,562,509
   Proceeds from senior subordinated notes issuance                   199,106,000                                       199,106,000
   Debt extinguishment costs                                          (12,135,438)                                      (12,135,438)
   Increase in additional paid-in-capital                                (670,377)      10,599,041   (10,000,000)           (71,336)
   Decrease in theatre development advance                               (356,046)                                         (356,046)
                                                                ------------------ ---------------- ------------- ------------------
      Net cash from financing activities                               92,029,567       12,199,175   (11,600,134)        92,628,608

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                         0          344,916                          344,916
                                                                ------------------ ---------------- ------------- ------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        7,897,846       (6,476,139)            0          1,421,707
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                  4,964,706        8,685,018                       13,649,724
                                                                ------------------ ---------------- ------------- ------------------
   End of period                                                      $12,862,552       $2,208,879                      $15,071,431
                                                                ================== ================ ============= ==================
SUPPLEMENTAL INFORMATION:
  Cash paid for interest                                              $13,421,049       $1,345,380                      $14,766,429
                                                                ================== ================ ============= ==================
  Cash paid for income taxes                                           $6,251,631                                        $6,251,631
                                                                ================== ================ ============= ==================

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                                        CINEMARK USA, INC.
                                        Registrant

DATE:          November 13, 1996


                                        /Jeffrey J. Stedman/
                                        Jeffrey J. Stedman
                                        Vice President and
                                        Chief Financial Officer