Form 10-K
period 1996-12-31
CINEMARK USA INC /TX
filed 1997-04-07
CIK 885975

THIS DOCUMENT IS A COPY OF THE ANNUAL REPORT ON FORM 10K FILED ON APRIL 1, 1997
PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                                    SECURITIES AND EXCHANGE COMMISSION
                                          Washington, D.C. 20549
                                   ------------------------------------

                                                 FORM 10-K
                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                                  OF THE SECURITIES EXCHANGE ACT OF 1934
                                   ------------------------------------

For the Fiscal Year Ended December 31, 1996                                   Commission File Nos. 33-47040
                                                                                                  333-11895
                                            CINEMARK USA, INC.
                          (Exact Name of registrant as Specified in its Charter)

                        Texas                                               75-2206284
  (State or Other Jurisdiction of incorporation or             (I.R.S. Employer Identification No.)
                    Organization)

               7502 Greenville Avenue
                      Suite 800
                    Dallas, Texas                                           75231-3830
      (Address of principal executive offices)                              (Zip Code)

                     Registrant's Telephone Number, including area code: (214)696-1644

                        Securities  Registered  pursuant to Section 12(b) of the Act:

                                                   None
                                             (Title of Class)

                        Securities  Registered  pursuant to Section 12(g) of the Act:

                                                   None
                                             (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X         No ____.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                              [ X ]     [ ________ ]

         As of March 27, 1997, 1,500 shares of Class A Common Stock and 184,589 shares of Class B Common Stock (including options to acquire 6,645 shares of Class B Common Stock exercisable within 60 days of such date) were outstanding.

                                      Index

                                                                                                                    Page

PART I...........................................................................................................     1
     Item 1:        Business.....................................................................................     1
               (a)General Development of Business................................................................     1
               (b)Financial Information About Industry Segments..................................................     4
               (c)Narrative Description of Business..............................................................     5
     Item 2:        Properties...................................................................................    11
     Item 3:        Legal Proceedings............................................................................    11
     Item 4:        Submission of Matters to a Vote of Security Holders..........................................    11

PART II..........................................................................................................    11
     Item 5:        Market for Registrant's Common Equity and Related
                    Stockholder Matters..........................................................................    11
     Item 6:        Selected Financial Data......................................................................    12
     Item 7:        Management's Discussion and Analysis of Financial
                    Condition and Results of Operation...........................................................    14
     Item 8:        Financial Statements and Supplementary Data..................................................    21
     Item 9:        Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...................................................................    21

PART III.........................................................................................................    22
     Item 10:Directors and Executive Officers of the Registrant..................................................    22
     Item 11:Executive Compensation..............................................................................    25
     Item 12:Security Ownership of Certain Beneficial Owners and
           Management............................................................................................    28
     Item 13:Certain Relationships and Related Transactions......................................................    30

PART IV..........................................................................................................    33
     Item 14:Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K...........................................................................................    33
               (a)Documents filed as part of this Report.........................................................    33
               (b)Reports on Form 8-K............................................................................    33
               (c)Exhibits.......................................................................................   E-1
               (d)Financial Statement Schedules..................................................................   S-1

                                     PART I

Item 1:       Business.

(a)      General Development of Business.

Continued Expansion

     Cinemark USA, Inc., a Texas corporation (the "Company"), is the fourth largest motion picture exhibitor in North America in terms of the number of screens in operation. The Company was organized in December 1987 to consolidate theatre operations then controlled by its shareholders. Since its formation, the Company has increased the number of screens it operates by approximately 369% from 337 to 1,583 at March 27, 1997 through internal development and acquisitions. The Company's 1,583 screens are in 180 theatres located in 29 states, Canada, Chile and Mexico, consisting of 1,195 screens in 128 "first run" theatres and 388 screens in 52 "discount" theatres. Of the Company's 1,583 screens, 1,057 (or 65%) were built by the Company during the 1990's, and, as a result, the Company believes it operates one of the most modern theatre circuits in the industry. The Company's revenues have increased from $43.3 million in 1988 to $341.7 million in 1996. Of the screens operated by the Company, 1,242 were built by the Company and 341 were acquired. The Company anticipates that most of its future growth will come primarily through the development of new theatres and the addition of screens to existing facilities.

     The Company maintains its principal executive offices at 7502 Greenville Avenue, Suite 800, Dallas, Texas 75231. Its telephone number at such address is (214) 696-1644.

Senior Subordinated Notes Offering and Senior Note Repurchase

     On August 15, 1996, the Company issued $200 million aggregate principal amount of 9-5/8% Series A Senior Subordinated Notes (the "Series A Notes") pursuant to Rule 144A (the "Offering"). The net proceeds of the Offering were used by the Company to (i) repurchase an aggregate $123,370,000 of the Company's 12% Senior Notes due 2001 (the "Senior Notes") and pay premium and consent fees related thereto pursuant to an Offer to Purchase and Consent Solicitation to repurchase all of the Company's $125 million principal amount of Senior Notes and (ii) reduce the Company's indebtedness under the then existing credit facility. The Company exchanged the Series A Notes in October 1996 for 9-5/8% Series B Senior Subordinated Notes (the "Senior Subordinated Notes"), which Senior Subordinated Notes have been registered under the Securities Act of 1933, as amended.

New Credit Facility

     On December 12, 1996, the Company replaced its existing credit facility with a reducing revolving credit agreement (the "Credit Facility") through a group of banks for which Bank of America National Trust and Savings Association acts as administrative agent (the "Administrative Agent"). The Credit Facility provides for loans to the Company of up to $225.0 million in the aggregate. The Credit Facility is a reducing revolving credit facility; therefore, at the end of each quarter during the calendar year 2000, 2001, 2002 and 2003, the aggregate commitment shall automatically be reduced by $8,437,500, $11,250,000, $14,062,500 and $22,500,000 respectively. The Company is required to prepay all loans outstanding in excess of the aggregate commitment as reduced pursuant to the terms of the Credit Facility. Borrowings under the Credit Facility are secured by a pledge of a majority of the issued and outstanding capital stock of the Company.

     Pursuant to the terms of the Credit Facility, funds borrowed currently bear interest at a rate per annum equal to the Offshore Rate (as defined in the Credit Facility) or the Base Rate (as defined in the Credit Facility, as the case may be), plus the Applicable Margin (as defined in the Credit Facility). As of March 27, 1997, the interest rate was 6.6%.

     Covenants and provisions contained in the Credit Facility restrict, with certain exceptions, among other things, the Company's or any Restricted Subsidiary's ability (i) to create or incur any additional liens on any assets,
(ii) to sell assets of the business in excess of $2.0 million in a single transaction or related series of transactions, or in excess of $5.0 million in any 12-month period, (iii) to engage in mergers, consolidations or conveyances of all or substantially all of its assets, (iv) to make any direct or indirect advance, loan or other extension of credit or capital contribution to other persons or entitles, (v) to incur additional indebtedness, (vi) to enter into certain transactions with affiliates, (vii) to invest in margin stock, (viii) to enter into capital leases, (ix) to declare or pay dividends or make other distributions, (x) to prepay the Senior Notes or Senior Subordinated Notes, (xi) to engage in a material line of business substantially different from the line of business currently conducted, (xii) to make significant changes in accounting treatment or reporting practices or change the Company's or any consolidated Restricted Subsidiary's fiscal year, (xiii) to restrict the ability of any Restricted Subsidiary to make payments to the Company, or (xiv) to restrict the ability of the Company to create or assume a lien in favor of the Bank upon its property or assets. The Credit Facility also requires the Company to maintain specified financial ratios.

     Events of default under the Credit  Facility  include,  among other things:
(i) any failure of the Company to pay principal thereunder when due, or to pay interest or any other amount due within two business days after the due date,
(ii) material inaccuracy of any representation or warranty given by the Company in the Credit Facility, (iii) breach of certain covenants and agreements in the Credit Facility by the Company, (iv) the continuance of a default by the Company in the performance of or compliance with specific terms or covenants in the Credit Facility for a period of three days or other terms or covenants in the Credit Facility or other loan documents for twenty days after notice thereof,
(v) default by the Company or its Restricted Subsidiaries under any other indebtedness (other than the Indenture, the Senior Subordinated Note Indenture or Swap Contracts (as defined in the Credit Facility)) in the aggregate principal amount of $1.0 million, (vi) a default under the Indenture or the Senior Subordinated Note Indenture or the Senior Subordinated Note Indenture and
(vii) certain changes of control and acts of bankruptcy, insolvency or dissolution.

Sale of 2 Day Video

     On October 17, 1996, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") pursuant to which the Company sold all of the shares of Class A Common Stock of 2 Day Video, Inc. owned by the Company for an aggregate purchase price of $10.1 million. The net proceeds from the sale of the stock of 2 Day Video, Inc. were used to continue the Company's expansion program and for general corporate purposes.


Foreign Developments

General

     The motion picture exhibition business has become increasingly global, and rising box office receipts from international markets indicate that some international markets are poised for rapid growth. The Company believes that its experience in developing and operating multiplex theatres provides it with a significant advantage in developing multiplex facilities in international markets. In 1992, the Company formed Cinemark International, Inc. (f/k/a Cinemark II, Inc.) ("Cinemark International") to develop and acquire theatres in international markets. All of the Company's operations outside of the United States and Canada will be conducted through Cinemark International, an unrestricted subsidiary under the Company's Indenture governing the Senior Subordinated Notes, and its subsidiaries.

     Cinemark International is introducing state-of-the-art multiplex theatres to the significantly "under-screened" Latin American markets. Currently, Cinemark International operates thirteen first-run theatres (127 screens) in Mexico and Chile with an aggregate of twenty-two theatres (221 screens) scheduled to open or begin construction in these two countries as well as in Brazil, Argentina, Peru and Ecuador during the remainder of 1997. Additionally, Cinemark International operates two discount theatres (24 screens) in Alberta, Canada. Due to the enormous potential of the international market, Cinemark International is expanding beyond the Latin American market into Asia. In March 1997, Cinemark International entered into a strategic joint venture with a Japanese motion picture company to build state-of-the-art multiplex theatres throughout Japan and surrounding Asian markets. Cinemark International's strategy will be to continue to form strategic partnerships or joint ventures with local partners, thereby sharing risk and obtaining valuable market insight.

Mexico

     In 1993, Cinemark Mexico (USA), Inc. ("Cinemark Mexico") was formed as an indirect subsidiary of the Company to pursue new development opportunities in Mexico through its wholly owned subsidiary, Cinemark de Mexico, S.A. de C.V. ("Cinemark de Mexico"). As of March 27, 1997, Cinemark International and New
Wave Investments AVV, an unaffiliated Aruba corporation owned by Mexican citizens ("New Wave"), own 95.6% (95.0% on a fully diluted basis, including the exercise of outstanding warrants) and 4.4% (4.4% on a fully diluted basis, including the exercise of outstanding warrants), respectively, of the common stock of Cinemark Mexico. As of March 27, 1997, warrants to purchase 22,222 shares of common stock of Cinemark Mexico are issued and outstanding.

     Cinemark International, through its subsidiary Cinemark Mexico, is developing state-of-the-art multiplex theatres. Cinemark Mexico's operations are conducted through its subsidiary Cinemark de Mexico. Cinemark Mexico currently operates eleven theatres (114 screens), with three theatres (35 screens) under commitment with executed leases.

     In September 1996, Cinemark Mexico completed an Exchange Offer and Consent Solicitation (the "Exchange Offer") to restructure the outstanding Cinemark Mexico Notes (as hereinafter defined) and to issue New Mexico Notes (as hereinafter defined) in exchange for outstanding warrants to purchase common stock of Cinemark Mexico. In connection with the Exchange Offer, Cinemark International also amended certain terms of the Mexico Senior Credit Facility. See "Management's Discussion and Analysis of Financial Conditions and Results of Operation--Liquidity and Capital Resources."

Chile

     In November of 1992, Cinemark International entered into a joint venture agreement with Conate, S.A., a Chilean movie theatre operator ("Conate"), to develop state-of-the-art multiplex theatres in Chile. The joint venture provides for the development of multiplex theatres and provides for the licensing of the Company's technology, trademark and name. The joint venture conducts its business through Cinemark Chile, which is 50% owned by Inversiones Cinemark, S.A., a subsidiary of Cinemark International, and 50% owned by Conate. Cinemark Chile, which is based in Santiago, Chile, currently operates two theatres (13 screens) and plans to begin construction on three theatres (32 screens) during the remainder of 1997.

Canada

     Cinemark International, through its wholly owned subsidiary Cinemark Holdings Canada, Inc., owns a 50% interest in Cinemark Theatres Alberta, Inc. ("Cinemark Alberta") which currently operates two discount theatres (24 screens) managed by the Company pursuant to a management agreement.

Argentina

     In December 1995, Cinemark International entered into a joint venture agreement with D'Alimenti S.A., an Argentinean corporation ("DASA"), and Prodecine S.A., an Argentinean corporation ("Procine"), to develop state-of-the-art multiplex theatres in Argentina. The joint venture agreement also provides for the licensing of the Company's technology, trademark and name. The joint venture's business is conducted through Cinemark Argentina, S.A., which is 50% owned by Cinemark Argentina Holdings, S.A. The remaining 50% is owned equally by DASA and Procine. Cinemark International and Conate each own 50% of Cinemark Argentina Holdings, S.A. Cinemark Argentina plans to open its first theatre (8 screens) in April 1997 and begin construction on three theatres (27 screens) during 1997.

Brazil

     In 1996, Cinemark Brazil was organized as an indirect subsidiary of Cinemark International. Cinemark Brazil will develop state-of- the-art multiplex theatres comparable to theatres developed by the Company in the U.S. Cinemark Brazil expects to open its first theatre (12 screens) in May 1997. Additionally, Cinemark Brazil expects to begin construction on six theatres (64 screens) during 1997.

Peru

     In December 1996, Cinemark International and Conate entered into a joint venture agreement to develop state-of the-art multiplex theatres in Peru. The joint venture provides for the licensing of the Company's technology, trademark and name. The joint venture conducts its business through Cinemark del Peru, S.A., which is 50% owned by Cinemark International and 50% owned by Conate. Cinemark del Peru, S.A. expects to open one theatre (12 screens) during 1997.

Ecuador

     In September 1996, Cinemark International entered into a joint venture agreement with The Wright Group, a group of prominent Ecuadorian individuals and companies, to develop state-of-the-art multiplex theatres in Ecuador. The joint venture agreement provides for the licensing of the Company's technology, trademark and name. The joint venture conducts its business through Cinemark del Ecuador, S.A. ("Cinemark Ecuador") which is 60% owned by Cinemark International and 40% owned by The Wright Group. Cinemark Ecuador expects to open two theatres (16 screens) during 1997.

Japan

     In  March  1997,  Cinemark  International  entered  into  a  joint  venture agreement with Shochiku Co., Ltd., a Japanese distributor, exhibitor and producer of movies ("Shochiku") to develop state-of- the-art multiplex theatres in Japan. The joint venture will conduct its business through Shochiku Cinemark Theatres, which is 26.7% owned by Cinemark International, 26.7% owned by
Shochiku, and the remaining 46.6% owned by a consortium of prominent Japanese companies. Shochiku Cinemark Theatres plans to open its first theatre (7 screens) in March 1997 and plans to begin construction on an additional theatre (12 screens) during 1997.

(b)      Financial Information About Industry Segments.

     The Company is a unitary business as described above and as a result does not break out its business into industry segments.

(c)      Narrative Description of Business.

General

The Company

     The Company is the fourth largest motion picture exhibitor in North America in terms of the number of screens in operation. At March 27, 1997, the Company operated 1,583 screens in 180 theatres located in 29 states, Canada, Chile and Mexico, consisting of 1,195 screens in 128 first run theatres and 388 screens in 52 "discount" theatres. Of the Company's 1,583 screens, 1,057 (or 65%) were built by the Company during the 1990's, and, as a result, the Company believes it operates one of the most modern theatre circuits in the industry. All of the Company's theatres are multiplex facilities with approximately 92% of the Company's screens located in theatres of six or more screens. The Company believes that its ratio of screens to theatres (8.8 to 1 at March 27, 1997) is the highest of the five largest theatre circuits in the U.S. and is approximately 75% higher than the industry average (approximately 5 to 1). From its fiscal year ended December 31, 1991 through the fiscal year ended December 31, 1996, the Company has increased consolidated revenues approximately 108% from $164.4 million to $341.7 million and has increased EBITDA approximately 134.2% from $26.0 million to $60.9 million.

     The Company is an industry leader in new theatre construction and operation and, according to industry sources, has constructed more screens than any other exhibitor during the 1990s. The Company believes that the attractiveness, comfort and viewing experience provided by its modern facilities result in the Company's theatres more often being the preferred destination for moviegoers in its markets.

     The Company is actively participating in the ongoing trend toward the development of larger multiplexes, commonly referred to as "the rescreening of America." The Company's management experience and financial flexibility permit it to introduce larger multiplex theatre facilities into areas previously served by smaller theatres, thereby capturing moviegoers who seek more attractive surroundings, wider variety of films, better customer service, shorter lines, more convenient parking and a greater choice of seating to view popular movies. The Company's larger multiplex facilities increase per screen revenues and operating margins and enhance its operating efficiencies. Such theatres enable the Company to present films appealing to several segments of the movie going public while serving patrons from common support facilities (such as box office, concession areas, rest rooms and lobby). In addition, larger multiplex facilities provide the Company with greater flexibility in staffing, movie scheduling and equipment utilization while reducing congestion throughout the theatre. Larger multiplex facilities also provide increased flexibility in determining the length of time that a film will run. The Company can lengthen the run of a film by switching it to a smaller auditorium after peak demand has subsided and has the potential to generate higher profits as film license agreements typically provide for a lower film rent to be paid later in a film's run.

     Revenues for the Company are generated primarily from box office admissions and theatre concession sales, which accounted for 62% and 34%, respectively, of fiscal 1996 revenues. The balances of the Company's revenues consist of revenue collected from video games located in the lobbies of the theatres and on-screen advertising.

Business Strategy

     The Company intends to continue to grow through new theatre development by applying the same techniques it has implemented since it was founded. The Company believes that it is unique among major theatre exhibitors in the development and execution of the following four-part business strategy:

     Continue to build in underserved mid-sized markets. The Company intends to continue to build first run theatres in undeserved mid-sized markets and suburbs of major metropolitan areas with populations of 50,000 to 200,000 where the Company frequently will be the sole or leading exhibitor in terms of first run screens operated. The Company believes it gains maximum access to film product, and thereby realizes a competitive advantage, by locating its modern multiplex theatres in new and existing film zones where little or no competition for film product exists.

     Capitalize on popularity of "megaplex" concept. The Company intends to continue focusing on multiplex theatres which enable maximum utilization of theatre facilities and enhance operating efficiencies, thereby maximizing profit per square foot. The Company believes a well-designed and operated theatre represents a natural setting for more than a movie exhibition site, but rather a family entertainment complex. The Company intends to expand its construction of larger "megaplex" entertainment centers in major metropolitan areas. In December 1992, the Company opened its first megaplex, Hollywood USA , a 15-screen, 52,000 square-foot complex containing a large video arcade and a pizzeria. The Company subsequently opened two additional megaplexes styled after the original Hollywood USA . Based upon the success of these complexes, which consistently rank among the Company's top grossing facilities on a per screen basis, the Company expanded the megaplex concept. In the last twelve months, the Company has developed eight megaplexes, each exceeding 80,000 square feet and featuring 16 or more screens with 75 foot screens in the largest auditoriums, stadium seating, digital sound, a pizzeria, a coffee bar and a large video arcade room.

     Continue to expand discount theatre niche. The Company intends to continue to build discount theatres (admission of $1 to $2 per ticket) primarily in major metropolitan markets to serve patrons who miss a film during its first run exhibition or who may not be able to afford to attend first run theatres on a frequent basis. The Company believes that its discount theatres allow it to serve these segments of the total moviegoing population, increasing the number of potential customers beyond traditional first run moviegoers. The Company develops its multiplex discount theatres with many of the same amenities as its first run theatres, including wall-to-wall screens, comfortable seating with cupholder armrests, digital sound, multiple concession stands and a video game room. The Company's discount theatres generally have higher attendance, lower film costs and a greater proportion of concession revenues than its first run theatres. As of March 27, 1997, approximately 24% of the Company's screens were discount screens.

     Develop modern American-style theatres in underserved international markets. The Company intends to continue to develop multiplex theatres directly or through joint venture arrangements with local partners in underserved international markets. The Company's activities to date in international markets have been directed toward Latin America, which the Company believes is severely underscreened and is still typically served by one- and two-screen theatres which are often antiquated and/or run-down. In March 1997, the Company expanded its international focus with Cinemark International entering into a joint venture agreement with a prominent Japanese motion picture company to develop and operate multiplex theatres in Japan and surrounding Asian markets. The Company believes that the same economic factors giving rise to the multiplex rescreening trend in the U.S. are similarly applicable to international markets. The Company believes that it was the first U.S. circuit to open American-style modern multiplex theatres in Chile and Mexico, and currently has theatres under construction in Brazil, Argentina, Ecuador and Peru.

Operations

     The  Company's   corporate   office,   which  employed   approximately  160
individuals as of March 27, 1997, is responsible for theatre development and site selection, lease negotiation, theatre design and construction, film licensing and settlements, concession vendor negotiations and financial and accounting activities. The Company's theatre operations are divided into six geographic divisions, each of which is headed by a regional leader. The Company's regional leaders have an average of over 10 years experience in the movie theatre industry and each is responsible for supervising approximately 15% of the Company's theatre managers. Theatre managers are responsible for the day-to-day operations of the Company's theatres including optimizing staffing, developing innovative theatre promotions, preparing movie schedules, purchasing concession inventory, maintaining a clean and functioning facility and training theatre staff.

     To maintain quality and consistency within the Company's theatres, the Company conducts regular inspections of each theatre and operates a program which involves unannounced visits by unidentified customers who report on the quality of service, film presentation and cleanliness of the theatre.

Theatre Development

     The Company continually evaluates existing and new markets for potential theatre locations. The Company generally seeks to develop theatres in markets that are underscreened as a result of changing demographic trends or that are served by aging theatre facilities. Some of the factors the Company considers in determining whether to develop a theatre in a particular location are the market's population and average household income, the proximity to retail corridors, convenient roadway access, the proximity to competing theatres and the effect on the Company's existing theatres in the market, if any.

     The Company designs its multiplex theatres with bright colors, neon, tile and marble and state-of-the-art technology, to create a festive and memorable experience for the customer. The Company has designed several prototype theatres, each of which can be adapted to suit the size requirements of a particular location and the availability of parking, and to respond to competitive factors or specific area demographics. The Company believes the fully designed prototypes result in significant construction and operating cost savings. More importantly, the Company believes that construction and operation of high quality theatres provides significant competitive advantages as theatre patrons, and therefore film distributors, seek clean, conveniently located, modern facilities with state-of-the-art equipment.

     The Company's theatres typically contain auditoriums consisting of 100 to 400 seats each and feature wall-to-wall screens, high back rocking chairs with cupholder armrests, digital sound, multiple concession stands and video game rooms. The Company's megaplex facilities typically will exceed 80,000 square feet, feature 16 or more screens with 75 foot screens in the largest auditoriums, stadium seating, digital sound, a pizzeria, a coffee bar and a large video arcade room. The Company believes that, in particular, stadium style auditoriums with digital sound provide an entertainment experience which is superior to that available at a conventional theatre. Jurassic Park, released in the summer of 1993, was the first major motion picture to utilize digital sound. The Company estimates that at least a majority of the films produced in 1997 will have digital soundtracks available as an alternative to the standard stereo soundtrack. More than 65% of the Company's first run theatres have one or more auditoriums with digital sound capabilities, and the Company is continuing to add digital sound capabilities.

Film Licensing

     Films are typically licensed from film distributors owned by major film production companies and from independent film distributors that distribute films for smaller production companies. For first run films, film distributors typically establish geographic zones and offer each available film to all theatres in a zone. The size of a film zone is generally determined by the population density, demographics and box office potential of a particular market or region, and can range from a radius of three to five miles in major metropolitan and suburban areas to up to 15 miles in small towns. The Company currently operates theatres in approximately 102 first run film zones. Each film, regardless of the distributor, is generally licensed to only one theatre in each zone. New film releases are licensed at the discretion of the film distributors on an allocation or previewed bid basis. In film zones where the Company has little or no competition, the Company selects those pictures it believes will be most successful. In film zones where the Company faces competition, the Company usually licenses films on an allocation basis. Under an allocation process, a particular distributor will rotate films among exhibitors, typically providing movies to competing exhibitors solely based on the order of their release. For second run films, film distributors establish availability on a market-by-market basis after the completion of exhibition at first run theatres, and permit each theatre within a market to exhibit such films without regard to film zones.

     The Company licenses films through its booking office located at the Company's corporate headquarters in Dallas, Texas. All of the major motion picture studios and distributors also maintain offices in Dallas. The Company's film bookers have significant experience in the theatre industry and have developed long-standing relationships with the film distributors. Each film booker is responsible for a geographic region and maintains relationships with representatives of each of the major motion picture studios and distributors having responsibility for their respective geographic regions. The Company licenses films from all of the major distributors and is not dependent on any one studio for motion picture product.

     Prior to negotiating for a film license, the Company's booking personnel evaluate the prospects for the film. The criteria considered for each film include cast, director, plot, performance of similar films, estimated film rental costs, expected MPAA rating and the outlook for other upcoming films. Successful licensing depends upon knowledge of the tastes of local residents.

     A film license typically specifies a rental fee to be paid to the distributor based on the higher result of either a gross receipts formula or a theatre admissions revenue sharing formula. Under a gross receipts formula, the distributor receives a specified percentage of box office receipts, with the percentage generally declining over the term of the run. First run film rental percentages usually begin at 70% of box office receipts and gradually decline to as low as 30% over a period of four to seven weeks. Second run film rental percentages typically begin at 35% of box office receipts and often decline to 30% after the first week. Under the theatre admissions revenue sharing formula (commonly known as the "90/10" clause), the distributor receives a specified percentage (i.e., 90%) of the excess of box office receipts over a negotiated reimbursement for theatre expenses. In general, most distributors follow an industry practice of adjusting or renegotiating the terms of a film license subsequent to exhibition based upon the film's success.

Competition

     The Company's theatres compete against both local and national exhibitors. In film zones where the Company has little or no direct competition (approximately 75% of the Company's theatres), the Company selects those pictures it believes will be most successful in its markets from among those offered to it by distributors.

Where the Company faces competition, it usually licenses films based on an allocation process. The Company currently operates in approximately 102 first run film zones in the U.S. The Company believes that no individual film zone is material to the Company. The Company believes that the principal competitive factors with respect to film licensing include capacity and location of an exhibitor's theatre, theatre comfort, quality of projection and sound equipment, level of customer service and licensing terms. The competition for customers is dependent upon factors such as the availability of popular films, the location of theatres, the comfort and quality of theatres and ticket prices. The Company believes its admission prices at its first run and discount theatres are competitive with admission prices of respective competing theatres.

     The Company's theatres face competition from a number of other motion picture exhibition delivery systems, such as network, syndicated and pay television, pay-per-view and home video systems. The impact of such delivery systems on the motion picture exhibition industry is difficult to determine, and there can be no assurance that existing or future alternative delivery systems will not have an adverse impact on attendance. The Company's theatres also face competition from other forms of entertainment competing for the public's leisure time and disposable income.

Employees

     As of March 27, 1997, the Company had approximately 6,500 employees in the U.S., approximately 20% of whom are full time employees and 80% of whom are part time employees. The Company is a party to collective bargaining agreements with five unions of which approximately ten full-time employees are members. The Company considers its relations with its employees to be satisfactory.

Regulation

     The Company is subject to various general regulations applicable to its operations, including the Americans with Disabilities Act (the "ADA"). The Company has established a program to review and evaluate the Company's existing theatres and its specifications for new theatres and to make any changes to such theatres and specifications required by the ADA. The Company develops new theatres to be accessible to the disabled and believes that it is otherwise in substantial compliance when readily achievable with current regulations relating to accommodating the disabled. Management believes that the cost of complying with the ADA will not be material.

                                       MAP

Item 2:       Properties.

     Of the 1,432 screens operated by the Company in the U.S. at March 27, 1997, 27 theatres (322 screens) were owned, 132 theatres (1,042 screens) were leased pursuant to building leases, 2 theatres (14 screens) were leased pursuant to ground leases and 4 theatres (54 screens) were managed. The Company's leases are generally entered into on a long term basis with terms (including options) generally ranging from 20 to 40 years. Approximately 33 of the Company's theatre leases (covering 164 screens) have remaining terms (including renewal periods) of less than 5 years and approximately 38 of the Company's theatre leases (covering 386 screens) have remaining terms (including renewal periods) more than 15 years. Rent is typically calculated as a percentage of box office receipts or total theatre revenues, subject to an annual minimum. The Company leases office space in Dallas, Texas for its corporate office which expires on June 30, 1998. See note 9 of the Company's Notes to the Consolidated Financial Statements for information with respect to the Company's lease commitments.

     As of March 27, 1997, the Company operated 15 theatres (151 screens) outside of the U.S. with 11 theatres (120 screens) under commitment with executed leases. Of the 15 theatres operated outside of the U.S., 14 theatres (139 screens) were leased pursuant to ground or building leases and one theatre (12 screens) was fee owned. The leases generally provide for contingent rental based upon operating results (subject to an annual minimum). Generally, these leases will include renewal options for various periods at stipulated rates. The Company attempts to obtain lease terms that provide for build-to-suit construction obligations of the landlord.

Item 3:       Legal Proceedings.

     Tinseltown Litigation

     Effective April 19, 1996, the Company entered into a Settlement Agreement and Release ending litigation that the Company filed against the City of Dallas for rejecting the development plan of a proposed theatre. The City of Dallas paid the Company $5 million in monetary damages, and the Company agreed to dismiss all claims against the defendants. An Agreed Final Order of the District Court was issued on April 23, 1996, dismissing the litigation with prejudice.

     From time to time, the Company is involved in various legal proceedings arising from the ordinary course of its business operations, such as personal injury claims, employment matters and contractual disputes. The Company believes that its potential liability with respect to proceedings currently pending is not material in the aggregate to the Company's consolidated financial position or results of operations.

Item 4:       Submission of Matters to a Vote of Security Holders.

     There have not been any matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.



                                     PART II

Item 5:       Market for Registrant's Common Equity and Related
              Stockholder Matters.

     There is no established public trading market for the Company's Common Stock. As of March 27, 1997, there were 27 holders of record of the Company's Common Stock. The Company has not paid dividends on its Common Stock and does not expect to pay dividends on its Common Stock in the foreseeable future. The Subordinated Notes Indenture and the Credit Facility contain restrictions on the Company's ability to pay dividends on its Common Stock.

Item 6:       Selected Financial Data.

     The following tables set forth selected consolidated financial data for the Company for the periods and at the dates indicated for each of the five most recent fiscal years ended December 31, 1996. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements, including the notes thereto, included elsewhere in this report.

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

     The following tables set forth selected consolidated financial data for the Company for the periods and at the dates indicated for each of the five most recent fiscal years ended December 31, 1996.

                                                                       Year Ended December 31,

                                                             1992        1993        1994         1995        1996
                                                           (In thousands, except theatres, screen and ratio data)
Income Statement Data (Consolidated):
     Revenues                                            $194,652    $239,659    $283,077     $298,559    $341,731
     Theatre operating costs                              154,825     185,100     218,748      227,719     262,138
     General and administrative expenses                   10,119      12,162      17,095       19,555      23,486
     Depreciation and  amortization                         9,830      10,939      15,121       15,925      21,799
     Operating income                                      19,878      31,458      32,113       35,361      34,308
     Interest expense(1)                                   12,258      17,102      18,917       19,374      20,376
     Income before extraordinary items                      5,726       9,720       7,006       13,155      14,616
     Net income                                             5,829       9,720       7,006       13,155       5,230
     Earnings per share:
       Before extraordinary items                             31.93       60.15       43.21        80.32       79.93
     Net income                                               32.51       60.15       43.21        80.32       28.60
     Shares outstanding                                       179         162         162          164         183

Other Financial Data (Consolidated):
     Cash flow from (used for)
       Operations                                         $23,376     $27,181     $32,665      $36,090     $58,754
       Investing activities                               (35,432)    (35,560)    (62,876)     (80,268)   (177,423)
       Financing activities                                35,509      25,051      13,273       32,031     119,690
     Theatre level cash flow(2)                            39,827      54,559      64,329       70,840      79,593
     EBITDA(3)                                             32,117      45,508      50,851       55,708      60,902
     Ratio of earnings to fixed charges(4)                  1.43x       1.61x       1.46x        1.69x       1.65x
Operating Data:
     United States (Restricted Group)
       Theatres owned (at period end)(5)                      147         153         154          150         158
       Screens owned (at period end)(5)                     1,010       1,084       1,121        1,155       1,339
       Total attendance                                    51,087      59,632      63,401       61,006      63,774
     Outside United States (Unrestricted Group)
       Theatres owned (at period end)(6)                       --          --           4            9          11
       Screens owned (at period end)(6)                        --          --          42           92         114
       Total attendance                                        --          --       1,407        4,210       8,675
Balance Sheet Data (Consolidated):
     Cash and temporary cash investments                  $29,368     $44,454     $31,056      $13,925     $14,383
     Theatre properties and equipment-net                  93,952     117,017     155,798      224,482     377,421
     Total assets                                         147,661     189,361     217,185      267,747     432,905
     Total long-term debt, including
     current portion                                      130,662     152,787     167,374      198,145     297,206
     Shareholders' equity (deficiency)                   (11,094)       (760)       2,732       11,345      57,363

-------------------

(1) Includes amortization of debt issue cost and debt discount and excludes capitalized interest of $0.6 million, $1.7 million and $3.9 million in 1994, 1995 and 1996, respectively.

(2) Revenues less theatre operating costs (which is not a measure of financial performance under generally accepted accounting principles) ("GAAP"). Theatre level cash flow is a financial measure commonly used in the Company's industry and should not be construed as an alternative to cash flow from operations (as determined in accordance with GAAP) as an indicator of operating performance or as a measure of liquidity.

(3) Represents net income before depreciation and amortization, interest expense, changes in deferred lease expense, accrued and unpaid compensation expense relating to any stock appreciation and stock option plans, equity in income (loss) of affiliates, gain (loss) of affiliates, gain (loss) on sale of assets, minority interests, provision for income taxes and extraordinary items. EBITDA is a financial measure commonly used in the Company's industry and should not be construed as an alternative to cash flows from operating activities (as determined in accordance with GAAP), as an indicator of operating performance or as a measure of liquidity.

(4) For the purpose of calculating the ratio of earnings to fixed charges, (i) earnings consist of income (loss) before income taxes and extraordinary items plus fixed charges excluding capitalized interest and (ii) fixed charges consist of interest expense, capitalized interest, amortization of debt issue and debt discount and the portion of rental expense which is deemed to be representative of the interest factor.

(5) The data as of period end 1992, 1993, 1994, 1995 and 1996 exclude two theatres (23 screens), two theatres (23 screens), three theatres (33 screens), four theatres (54 screens), and four theatres (54 screens), respectively, operated by the Company pursuant to management agreements.

(6) The data as of period end 1993, 1994, 1995 and 1996 exclude two theatres (18 screens), two theatres (18 screens), three theatres (25 screens) and four theatres (37 screens), respectively, operated through affiliates of the Company in Canada and Chile.

Item 7:  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Overview

         The following is an analysis of the financial condition and results of operations of the Company. This analysis should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this report.

         The Company's revenues are generated primarily from box office receipts and concession sales. The Company's revenues are affected by changes in attendance and average admission and concession revenues per patron. Attendance is primarily affected by the commercial appeal of the films released during the period or year reported. Since the Company's formation, attendance has grown principally from the development and acquisition of theatres. The Company has generally experienced increases in average admission and concession revenues per patron from ticket and concession price increases as well as the development of theatres in markets that can support higher ticket and concession prices. Additional revenues related to theatre operations are generated by electronic video games installed in video arcades located in some of the Company's theatres.

         Film rentals, concession supplies and salaries and wages vary directly with changes in revenues. These expenses have historically represented approximately 65% of all theatre operating expenses and approximately 50% of revenues. Film rental costs are based on a percentage of admissions revenues as determined by film license agreements. The Company purchases concession supplies to replace units sold. Although salaries and wages include a fixed component of cost (i.e., the minimum staffing cost to operate a theatre facility during non-peak periods), salaries and wages move in relation to revenues as theatre staffing is adjusted to handle attendance volume.

    Conversely, facility lease expense is primarily a fixed cost at the theatre level as the Company's facility leases generally require a fixed monthly minimum rent payment. Facility lease expense as a percentage of revenues is also affected by the number of leased versus fee owned facilities. The addition of a larger proportion of fee owned properties in the future should result in a decrease in facility lease expense as a percentage of revenues and an increase in the level of depreciation expense.

    Additionally, advertising cost is primarily fixed at the theatre level as daily movie directories placed in newspapers represent the largest component of advertising costs. The monthly cost of these ads is based on the size of the directory. However, advertising costs have remained relatively constant when expressed as a percentage of revenues as screen growth results in the addition of new or larger directory ads.

    Utilities and other costs include certain costs that are fixed such as property taxes, certain costs which are variable such as liability insurance, and certain costs that possess both fixed and variable components such as utilities, repairs and maintenance and security services.

    The results of operations of acquired theatres are included in the Company's Consolidated Financial Statements from their date of acquisition. Fiscal years ended December 31, 1994, 1995 and 1996 are not directly comparable due to the effects of new theatre openings, acquired theatres and the impact of the debt service associated with certain financings undertaken. Theatre closings have had no significant effect on the operations of the Company. See notes 1 and 3 of the Company's Notes to the Consolidated Financial Statements.

Results of Operations

    Set forth below is a summary of operating revenues and expenses, certain income statement items expressed as a percentage of revenues, average screen count and revenues per average screen count for the three most recent fiscal years in the period ended December 31, 1996.


                                                           Year Ended December 31,
                                                  ------------------------------------------
                                                            1994          1995          1996
                                                            ----          ----          ----
Operating Data (In millions)
Revenues
  Admissions                                               $ 174.5       $ 183.1       $ 211.6
  Concessions                                                 95.2         102.1         116.9
  Other                                                       13.4          13.4          13.2
                                                              ----          ----          ----
     Total revenues                                        $ 283.1       $ 298.6       $ 341.7
                                                           =======       =======       =======
Cost of operations
    Film rentals                                             $84.0         $89.0        $104.1
    Concession supplies                                       17.5          17.3          18.4
    Salaries and wages                                        39.5          40.6          46.9
    Facility leases                                           29.6          30.9          34.4
    Advertising                                                7.2           7.6           8.5
    Utilities and other                                       40.9          42.3          49.8
                                                              ----          ----          ----
       Total cost of operations                             $218.7        $227.7        $262.1
                                                            ======        ======        ======
Operating data as a percentage of total revenues(1):
Revenues
  Admissions                                                  61.6%         61.3%         61.9%
  Concessions                                                 33.6          34.2          34.2
  Other                                                        4.8           4.5           3.9
                                                               ---           ---           ---
     Total revenues                                          100.0         100.0         100.0
Cost of operations
  Film rentals(1)                                             48.1          48.6          49.2
  Concession supplies(1)                                      18.4          16.9          15.8
  Salaries and wages                                          14.0          13.6          13.7
  Facility leases                                             10.5          10.3          10.1
  Advertising                                                  2.5           2.5           2.5
  Utilities and other                                         14.4          14.2          14.6
Total cost of operations                                      77.3          76.3          76.7
General and administrative expenses                            6.0           6.6           6.9
Depreciation and amortization                                  5.3           5.3           6.4
Operating income                                              11.4          11.8          10.0
Interest expense                                               6.7           6.4           6.0
Income before income taxes and extraordinary items             5.0           7.8           7.9
Net income                                                     2.5           4.4           1.5

Average screen count (month end
average)                                                   1,131         1,195         1,322
                                                           =====         =====         =====
Revenues per average screen count                       $250,289      $249,840      $258,495
                                                        ========      ========      ========


(1) All costs are expressed as a percentage of total revenues, except film rentals, which are expressed as a percentage of admissions revenues, and concession supplies, which are expressed as a percentage of concessions revenues.

  Comparison of Years Ended December 31, 1996 and December 31, 1995

     Revenues. Revenues in 1996 increased to $341.7 million from $298.6 million, a 14.5% increase. The increase in revenues is primarily attributable to a 11.1% increase in attendance resulting from strong industry performance, the first full year of operations of 130 screens opened in 1995 and the net addition of 206 screens since 1995. The contribution from the new screens opened in 1996 is not fully reflected in the Company's operations as a majority of the new screens were not opened until late 1996. Revenues were also positively affected by an increase in admission and concession revenues per patron of 6.2%. The strong industry performance and new screen openings contributed to an increase of 3.5% in the revenues per average screen to $258,495 for 1996 from $249,840 for 1995.

     Cost of Operations. Cost of operations, as a percentage of revenue, increased slightly to 76.7% in 1996 from 76.3% in 1995. The increase as percentage of revenues resulted from increases during the period in film rentals as a percentage of admission revenues to 49.2% in 1996 from 48.6% in 1995 and an increase in utilities and other as a percentage of revenues to 14.6% in 1996 from 14.2% in 1995. This increase was partially offset by a decrease in concession supplies as a percentage of concession revenues to 15.8% in 1996 from 16.9% in 1995.

     General and Administrative Expenses. General and administrative expenses, as a percentage of revenues, increased to 6.9% in 1996 from 6.6% in 1995. General and administrative expenses in absolute terms increased to $23.5 million in 1996 from $19.6 million in 1995. The increase as a percentage of revenues and in absolute terms is primarily the result of a $1.8 million special bonus payment paid to key employees during the second quarter of 1996 to provide for the estimated taxes due on the exercise of non-qualified stock options and increases in salaries and wages, travel, and miscellaneous expenses associated with the Company's international expansion.

     Depreciation and Amortization. Depreciation and amortization increased $5.9 million in 1996 to $21.8 million. in 1995. The increase includes a $2.4 million charge pursuant to Statement of Financial Accounting Standards No. 121 (FASB 121). In accordance with FASB 121, the Company wrote down the assets of certain theatres to their realizable value which exceeded their carrying value. Depreciation and amortization before the affect of FASB 121 increased $3.5 million for 1996. The increase is a result of the net addition of $163.3 million in theatre property and equipment during 1996, a 56.8% increase over 1995. The difference in the percentage increase in depreciation and amortization compared to the increase in theatre property and equipment is a result of the timing of when the additions were placed in service during the period.

     Interest Expense. Interest costs incurred, including amortization of debt issue cost and debt discount, increased 15.1% to $24.3 million (including the capitalization of $3.9 million of interest to properties under construction) from $21.1 million in 1995 (including capitalized interest of $1.7 million) . The increase in interest costs incurred during 1996 was due principally to an increase in average debt outstanding resulting from borrowings under the Credit Facility and the Senior Subordinated Indenture.

     Income Taxes. Income taxes increased to $12.3 million in 1996 compared to $10.1 million in 1995, a 22.2% increase, resulting primarily from the increase in income before taxes and permanent differences associated with the sale of certain assets. The Company's effective rate for 1996 increased to 45.8% from 43.4% in 1995. The effective tax rates reflect the full reserve of the potential tax benefit associated with the loss incurred by Cinemark Mexico.

     Other Gains and Losses. Other gains and losses for 1996 of $11.1 million is primarily attributable to a gain from the settlement of litigation and the sale of 2 Day Video, Inc., an 82% subsidiary of the Company.

     Extraordinary Items. In the third quarter of 1996, the Company issued $200 million aggregate principle of 9-5/8% Senior Subordinated Notes, a portion of the proceeds of $193.2 million (net of discount, fees and expenses) were used to repurchase 98.7% of the Company's $125 million 12% Senior Notes at a price of $1,098.33 per $1,000 principal amount. As a result, an extraordinary loss of $9.0 million (net of related tax benefit) was recognized in connection with the premium paid and the write-off of the unamortized debt issue costs associated with the Senior Notes repurchased. The remaining loss is attributable to the refinancing of the Company's bank line of credit during 1996.

     Net Income. Net income before extraordinary items of $14.6 million for 1996 and net income of $13.2 million for 1995 included the consolidated losses of Cinemark Mexico of $2.6 million (net of minority interest) and $2.7 million (net of minority interest), respectively.

Comparison of Years Ended December 31, 1995 and December 31, 1994

     Revenues. Revenues in 1995 increased to $298.6 million from $283.1 million in 1994, a 5.5% increase. The increase is primarily attributable to a combined increase of 5.1% in admission and concession revenues per patron. Attendance remained constant despite the addition of 130 screens. The contribution from these new screens is not fully reflected in the Company's operations, as a majority of the new screens were not opened until late 1995. The contribution to revenues from admission and concession price increases was partially offset by a decrease in per patron revenues in Mexico as a result of the devaluation of the Mexican peso that began in late December 1994. Revenues per average screen remained constant at approximately $250,000 per screen despite average admission and concession price increases and improved revenues per screen from new U.S. screen openings as revenues per screen for the 92 screens the Company operated in Mexico declined significantly as a result of the Mexican peso devaluation.

     Cost of Operations. Cost of operations, as a percentage of revenues, decreased to 76.3% in 1995 from 77.3% in 1994. The decrease resulted primarily from a decrease in concession costs as a percentage of concession revenue to 16.9% in 1995 from 18.4% in 1994 associated with an increase in concession pricing which was partially offset by an increase in film rental expense as a percentage of admission revenues to 48.6% in 1995 from 48.1% in 1994. Other operating costs as a percentage of revenues remained relatively constant between the two periods.

     General and Administrative Expenses. General and administrative expenses, as a percentage of revenues, increased to 6.6% in 1995 from 6% in 1994. General and administrative expenses increased to $19.6 million in 1995 from $17.1 million in 1994, primarily from increases in salaries and wages, travel, and miscellaneous expenses associated with the Company's domestic and international expansion and increased amortized compensation expense resulting from the grant of stock options at less than fair market value.

     Depreciation and Amortization. Depreciation and amortization increased 5.3% in 1995 to $15.9 million from $15.1 million in 1994. The increase is a result of the net addition of $79.5 million in theatre property and equipment during 1995, a 38.2% increase over 1994. Depreciation and amortization expense did not increase in direct proportion with the increase in theatre property and equipment as $43.7 million of the additions were either placed in service in late 1995 or will be placed in service in 1996.

     Interest Expense. Interest costs incurred, including amortization of debt issue cost and debt discount, increased 2.4% during 1995 to $21.1 million (including the capitalization of $1.7 million of interest to fee properties under construction) from $19.5 million of interest costs in 1994 (including $.6 million of capitalized interest). The increase in interest costs incurred for 1995 was due principally to an increase in average debt outstanding resulting from borrowings under the Company's bank line of credit.

     Other Gains and Losses. In 1995, the Company recorded a gain on the sale of 10 theatre properties (46 screens) of $5.5 million and losses of $.6 million relating to the disposition of an interest in Funtime Pizza International, L.C. and the write-off of costs, principally professional fees, relating to merger negotiations with another theatre circuit which were terminated in May 1995.

     Income Taxes. Income taxes increased to $10.1 million in 1995 compared to $7.1 million in 1994, a 42.9% increase, resulting from the increase in income before taxes. The Company's effective tax rate for 1995 was 43.4% compared to 50.2% for 1994. The decrease in the effective tax rate was primarily a result of reduction in the relative level of goodwill and foreign losses as a result of the increase in total earnings. The effective tax rates reflect the full reserve of the potential tax benefit associated with the loss incurred by Cinemark Mexico.

     Net Income. Net income of $13.2 million in 1995 and $7.0 million in 1994 included the consolidated losses of Cinemark Mexico of $2.7 million (net of minority interest) and $2.5 million (net of minority interest), respectively.

Inflation and Foreign Currency

     The Mexican currency has experienced a significant devaluation since December 1994. Cinemark Mexico's debt and certain of Cinemark Mexico's theatre lease rents are denominated in U.S. dollars while its revenues are denominated in Mexican pesos. As a result of the devaluation, certain costs of Cinemark Mexico have almost doubled in relation to Cinemark Mexico's revenues. Additionally, the majority of the equipment and interior finish material of Cinemark Mexico's theatres have been imported from the U.S. As a result of the devaluation, Cinemark Mexico has recognized a $11.1 million cumulative unrealized currency translation loss adjustment in shareholders' equity as of December 31, 1996. The devaluation has significantly and adversely affected the Mexican economy and will impact the short term profitability of Cinemark Mexico's theatres. Additionally, there is a reduced level of available capital in the Mexican financial markets due to a significant rise in Mexican interest rates. This in turn has resulted in the reduced availability of developer financing for future projects. Such events have caused a reduction in the rate of expansion initially anticipated by Cinemark Mexico. As of March 27, 1997, the value of the Mexican peso has depreciated slightly (1%) since the end of 1996. In 1997, generally accepted accounting principles will require that the U.S. dollar be used as the functional currency of the Company's Mexican subsidiary for U.S. reporting purposes. This change will cause devaluations in the peso during 1997 affecting the Company's investment in Mexico to be charged to exchange loss rather than to the cumulative adjustment account.

Liquidity and Capital Resources

     The Company's revenues are collected in cash, primarily through box office receipts and the sale of concession items. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" and, as a result, historically has not required traditional working capital financing. Primarily due to the lack of significant inventory and accounts receivable, the Company has typically operated with a negative working capital position for its ongoing theatre operations. The major film distributors generally release during the summer and holiday seasons those films which they anticipate will be the most successful. Consequently, the Company typically generates higher revenues during such periods. The Company's cash flow from operations was $58.8 million in 1996 compared to $36.1 million in 1995 and $32.7 million in 1994.

     The Company's theatres are typically equipped with modern projection and sound equipment, with approximately 65% of the screens operated by the Company having been built in the 1990's. Maintenance capital expenditures for all theatres operated by the Company for 1996 were $6.0 million or approximately 1.8% of revenues. The Company believes that future annual maintenance capital expenditures will not significantly change as a percentage of revenues. The Company's investing activities have been principally in connection with new theatre openings and acquisitions of existing theatres and theatre circuits and have amounted to $177.4 million, $80.3 million and $62.9 million in 1996, 1995, and 1994, respectively. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under the Company's bank line of credit. Cash flow from financing activities amounted to $119.7 million, $32 million and $13.3 million in 1996, 1995, and 1994, respectively. During 1996, the Company opened 17 theatres (237 screens) in the U.S. and Mexico. In addition, as of March 27, 1997, the Company expects to open 17 theatres (219 screens) in the U.S. during 1997 of which it has already opened 4 theatres (43 screens) and has 9 theatres (134 screens) under construction, with another 4 theatres (42 screens) scheduled to begin construction within the next 90 days. Certain of these theatres will be megaplexes which may cost in excess of $15 million per theatre. The Company currently estimates that its capital expenditures for the development of these screens in 1997 will be approximately $110 million. As of March 27, 1997, the Company had expended approximately $15.8 million toward the development of these screens. Actual expenditures for theatre development and acquisitions during 1997 are subject to change based upon the availability of attractive opportunities for expansion of the Company's theatre circuit.

     On August 15, 1996, the Company issued $200 million of Senior Subordinated Notes due 2008 (the "Subordinated Notes"). The Subordinated Notes bear interest at the rate of 9-5/8% per annum, payable semi-annually on February 1 and August 1 of each year. The Subordinated Notes were issued at 99.553% of the principal face amount (a discount of $4.47 per $1,000 principal amount). The net proceeds to the Company from the issuance of the Subordinated Notes (net of discount, fees and expenses) were approximately $193.2 million. The proceeds from the Subordinated Notes were used to repurchase 98.7% of the Company's $125 million 12% Senior Notes due

2002 ("Senior Notes") pursuant to a tender offer which expired on August 15, 1996. The Senior Notes were purchased at a premium of the $1,098.33 (including a consent fee of $25) per $1,000 principal amount, plus accrued and unpaid interest up to the date of repurchase. Excess proceeds were utilized to reduce borrowings under the Company's Credit Facility and for general corporate purposes.

     On December 12, 1996, the Company replaced its existing credit facility with the Credit Facility through a group of banks for which Bank of America National Trust and Savings Association acts as Administrative Agent. The Credit Facility provides for loans to the Company of up to $225.0 million in the aggregate. The Credit Facility is a reducing revolving credit facility at the end of each quarter during the calendar year 2000, 2001, 2002 and 2003, requiring reductions in the aggregate commitment in the amount of $8,437,500, $11,250,000, $14,062,500 and $22,500,000, respectively. The Company is required to prepay all loans outstanding in excess of the aggregate commitment as reduced pursuant to the terms of the Credit Facility. Borrowings under the Credit
Facility are secured by a pledge of a majority of the issued and outstanding capital stock of the Company. As of March 27, 1997, the Company had borrowed $105 million under the Credit Facility. Pursuant to the terms of the Credit Facility, funds borrowed currently bear interest at a rate per annum equal to the Offshore Rate (as defined in the Credit Facility) or the Base Rate (as defined in the Credit Facility, as the case may be), plus the Applicable Margin (as defined in the Credit Facility). As of March 27, 1997, the interest rate was 6.6%.

     In 1992, the Company formed Cinemark International to explore theatre development opportunities outside the United States. As of March 27, 1997, the Company has contributed $46.0 million to the capital of Cinemark International to fund theatre development principally in Latin America. Cinemark International plans to invest up to an additional $50 million in international ventures, principally in Latin America, over the next two to three years. The Company anticipates that investments in excess of Cinemark International's available cash will be funded by the Company or by debt or equity financing to be provided by third parties directly to Cinemark International or its subsidiaries.

     In 1993, the Company incorporated Cinemark de Mexico, S.A. de C.V. ("Cinemark de Mexico") as an indirect subsidiary of Cinemark International to pursue new development opportunities in Mexico. At March 27, 1997, Cinemark International owned 95.6% (95.0% on a fully diluted basis including the exercise of the warrants) of the common stock of Cinemark Mexico. The remaining 4.4% was owned by a corporation controlled by Mexican citizens. At March 27, 1997, the Company operated eleven theatres (114 screens) and had three theatres (35 screens) under commitment with executed leases which will begin construction during the remainder of 1997. In 1993 and 1994, Cinemark Mexico, which is the direct parent of Cinemark de Mexico, issued $22.4 million principal amount of 12% Senior Subordinated Notes due 2003 (the "Cinemark Mexico Old Notes") with detachable warrants.

     Cinemark International entered into a joint venture agreement in November 1992 with a Chilean theatre operator. Cinemark Chile, S.A. ("Cinemark Chile") currently operates two theatres (13 screens), and as of March 27, 1997, plans to begin construction on three theatres (32 screens) during the remainder of 1997. In December 1995, Cinemark entered into a joint venture agreement with Argentine theatre operators to develop state-of-the-art multiplex theatres in Argentina. The joint venture's business is conducted through Cinemark Argentina, S.A., which is 50% owned by Cinemark Argentina Holdings, S.A. Cinemark International owns 50% of Cinemark Argentina Holdings, S.A. Cinemark Argentina plans to open its first theatre (8 screens) in April 1997 and begin construction on three theatres (27 screens) during 1997. In January 1997, Cinemark International and its Chilean partner entered into a joint venture agreement to develop state-of the-art multiplex theatres in Peru. The joint venture conducts its business through Cinemark del Peru, S.A., which is 50% owned by Cinemark International and 50% owned by Cinemark's Chilean partner. Cinemark del Peru, S.A. expects to open one theatre (12 screens) during 1997.

     In 1996, Cinemark LTDA, a Brazilian company ("Cinemark Brazil"), was organized as an indirect subsidiary of Cinemark International. Cinemark Brazil will develop modern multiplex theatres in Brazil. Cinemark Brazil plans to open its first theatre (12 screens) in the second quarter of 1997. Additionally, Cinemark Brazil expects to begin construction on six theatres (64 screens) during 1997.

     In September 1996, Cinemark International entered into a joint venture agreement with a prominent Ecuadorian company to develop state-of-the-art multiplex theatres in Ecuador. The joint venture conducts its business through Cinemark del Ecuador, S.A. ("Cinemark Ecuador") which is 60% owned by Cinemark International. Cinemark Ecuador expects to open two theatres (16 screens) during 1997.

     In  March  1997,  Cinemark  International  entered  into  a  joint  venture agreement with Shochiku Co., Ltd., a Japanese distributor, exhibitor and producer of movies ("Shochiku") to develop state-of- the-art multiplex theatres in Japan. The joint venture will conduct its business through Shochiku Cinemark Theatres, which is 26.7% owned by Cinemark International, 26.7% owned by
Shochiku, and the remaining 46.6% owned by a consortium of prominent Japanese companies. Shochiku Cinemark Theatres plans to open its first theatre (7 screens) in March 1997 and plans to begin construction on an additional theatre (12 screens) during 1997.


Cinemark Mexico Exchange Offer

         As of September 30, 1996, Cinemark Mexico had outstanding (i) $22.4 million aggregate principal amount of Cinemark Mexico Notes and (ii) warrants to purchase 379,073 shares of common stock of the Company (the "Warrants"). On September 30, 1996, Cinemark Mexico completed the Exchange Offer pursuant to which Cinemark Mexico and the holders of all of the Cinemark Mexico Notes exchanged all of the Cinemark Mexico Notes for a new issuance of the New Mexico Notes. The form and terms of the New Mexico Notes are identical in all material respects to the Cinemark Mexico Notes except that interest on the New Mexico Notes may, on each interest payment date from February 1, 1997 through and including February 1, 2000, be paid at the option of Cinemark Mexico in cash or through the issuance of additional notes of the same series (the "Additional Notes"). If the Company elects to pay accrued interest in Additional Notes in lieu of cash, interest during the relevant interest period shall accrue at the rate of 13% per annum. Holders of Warrants to purchase 22,222 shares of Common Stock of Cinemark Mexico elected not to participate in the Exchange Offer. The purpose of the Exchange Offer was to exchange New Securities for all outstanding Cinemark Mexico Notes in order to improve Cinemark Mexico's and Cinemark de Mexico's financial and operating flexibility. The Company exercised its option to pay Additional
Notes for the interest period ended February 1, 1997.

     In connection with the Exchange Offer, the Company obtained the consent of the holders of the Cinemark Mexico Notes to amend the Indenture. The Company executed that certain Third Supplemental Indenture dated September 30, 1996 (the "Third Supplemental Indenture") which, among other things, (i) provided for the issuance of the New Mexico Notes and the Additional Notes and (ii) amended certain restrictions relating to financial ratios with which the Company must comply. The Indenture requires Cinemark Mexico to maintain a Cash Flow Coverage Ratio (as defined in the Indenture) of 2.0 to 1.0 beginning after December 31, 1999.

     Simultaneously with the completion of the Exchange Offer, Cinemark International acquired an additional 2,661,450 shares of Common Stock of Cinemark Mexico for $10.0 million. On January 9, 1997, New Wave also acquired an additional 64,032 shares of common stock of Cinemark Mexico for $240,591.

     On December 4, 1995, Cinemark International, Cinemark Mexico and Cinemark de Mexico, S.A. de C.V., entered into that certain Senior Secured Credit Facility (the "Mexico Senior Credit Facility"). The Mexico Senior Credit Facility provides for loans by Cinemark II to Cinemark Mexico of up to $10.0 million in the aggregate at an interest rate of 12% per annum. Any amounts borrowed by Cinemark Mexico under the Mexico Senior Credit Facility will be borrowed on a term loan basis. The loans are payable as follows: (i) all accrued and unpaid interest shall be payable on the first anniversary of the initial loan and quarterly thereafter on January 15, April 15, July 15 and October 15 and (ii) on December 31, 2001, all unpaid principal, accrued, unpaid interest and fees on the loan shall be paid. Borrowing under the Mexico Senior Credit Facility is secured by a pledge of all of the assets of Cinemark Mexico.

     Simultaneously with the closing of the Exchange Offer, Cinemark International and Cinemark Mexico agreed to amend the terms of the Mexico Senior Credit Facility. The amendment (i) provides that if Cinemark Mexico exercises its options to pay accrued and unpaid interest on the New Mexico Notes through the issuance of Additional Notes, Cinemark will add accrued and unpaid indebtedness under the Mexico Senior Credit Facility to principal at the next two consecutive interest payment dates and (ii) amended certain restrictions relating to financial ratios with which the Company must comply.


Sale of Stock

     On March 12, 1996, the Company issued and sold to Cypress shares of common stock for a total purchase price of $41 million. The net proceeds from the sale of common stock to Cypress have been used to fund the Company's growth and pursue its business plan.


Item 8:  Financial Statements and Supplementary Data.

         The financial statements and supplementary data are listed on the Index at F-1. Such financial statements and supplementary data are included herein beginning on page F-3.


Item 9:           Changes in and Disagreements on Accounting and Financial
Disclosure.

         None.

                                    PART III

Item 10:          Directors and Executive Officers of the Registrant.

         The directors and executive officers of the Company are:

         Name                       Age                                       Position


Lee Roy Mitchell*                  60      Chairman of the Board; Chief Executive Officer; Director
Tandy Mitchell                     46      Vice Chairman of the Board; Executive Vice President;
                                           Secretary; Director
Alan W. Stock+                     36      President; Chief Operating Officer; Director
Jeffrey J. Stedman                 34      Vice President; Treasurer; Chief Financial Officer; Assistant
                                           Secretary; Director
Gary R. Gibbs                      52      Vice President-General Counsel; Assistant Secretary; Director
Margaret E. Richards               38      Vice President-Real Estate; Assistant Secretary
Rob Carmony                        39      Vice President-Director of Operations
Jerry Brand                        51      Vice President-Film Licensing
W. Bryce Anderson*+                54      Director
Sheldon I. Stein*+                 43      Director
Heriberto Guerra, Jr.+             47      Director
James A. Stern                     46      Director
James L.  Singleton+               41      Director

--------------------------
* Member Audit Committee
+ Member Compensation Committee

     The Shareholders' Agreement (as defined herein) contains a voting agreement pursuant to which Mr. Mitchell agreed to vote his share of common stock of the Company to elect designees of CALP to the Board of Directors of the Company. As of June 30, 1996, CALP had the right to designate two board members. Additionally, the Shareholders' Agreement provides that the Company must obtain the written consent of CALP for certain corporate acts.

     The directors of the Company are elected each year by the shareholders to serve for a one-year term and until their successors are elected and qualified. Directors of the Company are reimbursed for expenses actually incurred for each Board meeting which they attend. In addition, Directors who are not employees of the Company receive a fee of $1,000 for each meeting of the Board of Directors attended by such person. The executive officers of the Company are elected by the Board of Directors to serve at the discretion of the Board.

     The following is a brief description of the business experience of the directors and executive officers of the Company for at least the past five years. All compensation of directors and officers is paid by the Company.

     Lee Roy Mitchell has served as Chairman of the Board since March 1996, as Director and Chief Executive Officer of the Company since its inception in 1987 and Vice Chairman of the Board of Directors from March 1993 to March 1996. Mr. Mitchell was President of the Company from its inception in 1987 until March 1993. From 1985 to 1987, Mr. Mitchell served as President and Chief Executive Officer of a predecessor corporation. Mr. Mitchell has served on the Board of Directors of the National Association of Theatre Owners since 1991. Mr. Mitchell has been engaged in the motion picture exhibition business for more than 35 years.

     Tandy Mitchell has served as Vice Chairman of the Board since March 1996, as Director of the Company since April 1992, as Executive Vice President of the Company since October 1989 and as Secretary of the Company since its inception in 1987. Mrs. Mitchell was General Manager of the theatre division of a predecessor corporation from 1985 to 1987. From 1978 to 1985, Mrs. Mitchell was employed by Southwest Cinemas Corporation, most recently as director of operations. Mrs. Mitchell is the wife of Lee Roy Mitchell.

     Alan W. Stock has served as President of the Company since March 1993, a Director of the Company since April 1992 and as Chief Operating Officer of the Company since March 1992. Mr. Stock was Vice President of the Company from October 1989 to March 1993. Mr. Stock was General Manager of the Company from its inception in 1987 to March 1992. Mr. Stock was employed by the theatre division of a predecessor corporation from January 1986 to December 1987 as Director of Operations. From 1981 to 1985, he was employed by Consolidated Theaters, most recently as District Manager.

     Jeffrey J. Stedman was elected Director of the Company in March 1996 and has served as Vice President, Treasurer and Chief Financial Officer of the Company since April 1993. From December 1989 to April 1993, Mr. Stedman was Director of Finance of the Company. Prior to joining the Company in December 1989, Mr. Stedman was a Manager in the tax department of Deloitte & Touche, where he was employed from December 1984 to December 1989. Mr.
Stedman is a certified public accountant.

     Gary R. Gibbs has served as a Director of the Company since July 1995 and has served as General Counsel to the Company since January 1990. Prior to joining the Company, Mr. Gibbs spent the previous 17 years in the private practice of law in Hot Springs, Arkansas, where he was the senior partner at the law firm of Gibbs & Farnell.

     Margaret E. Richards has served as a Vice President and Assistant Secretary of the Company since October 1989 and as Vice President- Real Estate since March 1994. Ms. Richards has been Director of Leasing of the Company since its inception in 1987 and was employed by the theatre division of a predecessor corporation in its real estate section from August 1986 to December 1987.

     Robert F. Carmony has served as Director of Operations of the Company since June 1988. He was owner of O.C. Enterprises, a software development firm, from 1986 to 1988. Prior to forming his own software company, Mr. Carmony worked for Plitt-Cineplex Odeon theatres from 1985 to 1986. He worked as a Systems Analyst for Electronic Data Systems (EDS) from 1984 to 1985. Mr. Carmony was elected a Vice President-Director of Operations in March 1996.

     Jerry Brand has served as Vice President-Film Licensing since March 1996. Mr. Brand has over 27 years of experience in the theatre industry, beginning his career with Paramount Pictures in 1968. Prior to joining the Company, Mr. Brand served as Vice President and Head Film Buyer with Cobbs Theatres where he was employed from 1983 to March 1996.

     W. Bryce Anderson has served as a Director of the Company since June 1992. Mr. Anderson has been Chairman of the Board of Directors of Ennis Steel Industries, Inc., a steel fabricator, since 1980 and Chairman of the Board of Directors of Reflex Glass Bead Co., Inc., a manufacturer of glass beads, since September 1990. Mr. Anderson was Chairman of the Board of Centerline Industries, Inc., an industrial paint manufacturer, from January 1989 to December 1992. From 1976 to 1989, Mr. Anderson was Chairman of the Board of Directors and Chief Executive Officer of Ennis Paint Manufacturing, Inc., an industrial paint manufacturer.

     Sheldon I. Stein has served as a Director of the Company since June 1992. Mr. Stein is a Senior Managing Director of Bear, Stearns & Co. Inc., an investment banking firm, and is in charge of its Southwest Corporate Finance Department. Mr. Stein is a director of Tandycrafts, Inc., Fresh America Corporation, The Men's Wearhouse, Inc., FirstPlus Financial Group, Inc. and Cellstar Corporation.

     Heriberto Guerra, Jr. has served as a Director of the Company since December 1993. Mr. Guerra has been Managing Director-Corporate Development for Southwestern Bell Telephone since 1995. From September 1985 to January 1987, he was Area Manager-Marketing Operations for Southwestern Bell, and from 1987 to 1995, he was Executive Director-Government Relations for Southwestern Bell. Prior to that, he served in an owner or manager capacity for various hotel, restaurant and movie theatre businesses in Texas. Mr. Guerra is also a director of Cinemark Mexico (USA), Inc. and Play by Play Toys and Novelties.

     James A. Stern was elected Director of the Company in March 1996. Mr. Stern has been Chairman of The Cypress Group L.L.C. ("Cypress Group") since its formation in April 1994. Prior to joining
Cypress Group, Mr. Stern spent his entire career with Lehman
Brothers, an investment banking firm, most recently as head of the Merchant Banking Group. He served as head of Lehman's High Yield and Primary Capital Markets Groups, and was co-head of Investment Banking. In addition, Mr. Stern was a member of the firm's
Operating Committee. Mr. Stern is a director of Noel Group, Inc., Lear Corporation, R.P. Scherer Corporation and K&F Industries.

     James L. Singleton was elected Director of the Company in March 1996. Mr. Singleton has been Vice Chairman of Cypress since its formation in April 1994. Prior to joining Cypress Group, Mr. Singleton was a Managing Director with Lehman Brothers, an investment banking firm, where he worked in the Merchant Banking Group, focusing much of his attention on media/communications related investments. Mr. Singleton is a director of Able Body Corporation, and L.P. Thebault Company.

Item 11:          Executive Compensation.

                           Summary Compensation Table


                                                      Annual Compensation     Long Term
                                                                             Compensation
                                                                                Awards

                                                                              Securities
                                                                              Underlying     All Other
                                                    Salary (A)     Bonus     Options/SARs  Compensation
       Name and Principal Position           Year      ($)          ($)          (#)            ($)
       ---------------------------           ----     -----        -----         ----          ----
Lee Roy Mitchell, Chairman of the Board      1996      $294,632   $1,703,357                  $120,794(B)
and Chief Executive Officer                  1995       267,852    1,733,976            -      120,828(C)
                                             1994       243,513    1,715,290            -      121,086(D)

Alan Stock, President and Chief Operating    1996      $192,500      $83,739                  $921,623(F)
Officer                                      1995       175,000       80,043            -        6,930(E)
                                             1994       125,070       71,729            -        5,541(E)

Jeffrey J. Stedman, Vice President,          1996      $125,000     $102,160                  $221,311(G)
Treasurer and Chief Financial Officer        1995       110,000       46,809            -        6,930(E)
                                             1994        82,500       44,461          100        6,746(E)

Margaret E. Richards, Vice President-Real    1996      $100,000      $23,000            -     $238,640(H)
Estate and Assistant Secretary               1995        70,000       23,700            -        2,063(E)
                                             1994        60,000        2,971                     1,791(E)

Gary R. Gibbs, Vice President                1996      $110,000      $24,136                  $264,188(I)
and General Counsel                          1995       100,000       26,153          600        6,930(E)
                                             1994        75,000        1,531                     5,649(E)

------------------------------------------ --------------------------------- ------------ ---------------

---------------------------
(A) Amounts shown include cash and non-cash compensation earned and received by executive officers as well as amounts earned but deferred at the election of those officers.
(B) Represents $98,844 of life insurance premiums paid by the Company for the benefit of Mr. Mitchell, a $1,950 annual contribution to the Company's 401(k) savings plan and $20,000 representing the value of the use of a Company vehicle for one year.
(C) Represents $98,844 of life insurance premiums paid by the Company for the benefit of Mr. Mitchell, a $1,984 annual contribution to the Company's 401(k) savings plan and $20,000 representing the value of the use of a Company vehicle for one year.
(D) Represents $98,844 of life insurance premiums paid by the Company for the benefit of Mr. Mitchell, a $2,242 annual contribution to the Company's 401(k) savings plan and $20,000 representing the value of the use of a Company vehicle for one year.
(E) Represents the Company's annual contribution to the Company's 401(k) savings plan.
(F) Represents a $6,930 annual contribution by the Company to the Company's 401(k) savings plan, $535,402 of compensation relating to the value of stock options exercised over the exercise price of $1.00 per share, and $379,291 reimbursement for estimated tax obligations incurred upon exercise of stock options.
(G) Represents a $6,930 annual contribution by the Company to the Company's 401(k) savings plan, $125,485 of compensation relating to the value of stock options exercised over the exercise price of $1.00 per share, and $88,896 reimbursement for estimated tax obligations incurred upon exercise of stock options.
(H) Represents a $7,108 annual contribution by the Company to the Company's 401(k) savings plan, $135,524 of compensation relating to the value of stock options exercised over the exercise price of $1.00 per share, and $96,008 reimbursement for estimated tax obligations incurred upon exercise of stock options.
(I) Represents a $6,930 annual contribution by the Company to the Company's 401(k) savings plan, $150,582 of compensation relating to the value of stock options exercised over the exercise price of $1.00 per share and $106,676 reimbursement for estimated tax obligations incurred upon exercise of stock options.


                     Options/SAR Grants in Last Fiscal Year

         There were no Options/SAR grants to the named Executive Officers for fiscal year ended December 31, 1996.


                 Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                           Number of Securities
                                                                                Underlying      Value of Unexercised
                                                                               Unexercised          In-The-Money
              Name               Shares Acquired on   Value Realized ($)     Options/SARs at       Options/SARs at
                                    Exercise (#)                                FY-End (#)           FY-End ($)
                                                                               Exercisable/         Exercisable/
                                                                              Unexercisable         Unexercisable

Lee Roy Mitchell                         --                   --                   --                    --
Alan Stock                               320               $535,722               1817/0                 (A)
Jeffrey J. Stedman                       75                 125,560              305/120                 (A)
Margaret E. Richards                     81                 135,605               453/0                  (A)
Gary R. Gibbs                            90                 150,672               510/0                  (A)

-------------------------------------------------
(A) The Company has the right to call the shares issuable upon exercise of the options for terminating employees. The call price increases over the five year vesting period of the options.

401(k) Pension Plan

     The Company sponsors a defined contribution savings plan (the "401(k) Plan") whereby certain employees of the Company or its subsidiaries may (under current administrative rules) elect to contribute, in whole percentages between 1% and 15% of such employee's compensation, provided no employee's elective contribution shall exceed the amount permitted under Section 402(g) of the Internal Revenue Code of 1986, as amended ($9,500 in 1996). A discretionary matching contribution is made by the Company annually ($613,213 in 1996). The Company's matching contribution is subject to vesting and forfeitures. The Company's contributions vest at the rate of twenty percent (20%) per year beginning two years from the date of employment. After an employee has worked for seven years, employees have full and immediate vesting rights to all of the Company's matching contributions. The Company's contributions to the accounts of the named Executive Officers are included in the Summary Compensation Table.

Employment Agreements

     Mr. and Mrs. Mitchell each have an employment agreement with the Company which contains the terms described below.

     Lee Roy Mitchell's 1996 base salary was $294,632 and will increase thereafter at the rate of 10% per year. In addition, Mr. Mitchell (i) is entitled to receive an annual bonus, subject to approval by the Board of Directors, in an amount not exceeding 10% of the aggregate amount of consolidated theatre level cash flow of the Company in excess of $25 million for each year (which together with base salary may not exceed $2 million), which bonus was approximately $1,703,357 for the year ended December 31, 1996, (ii) is reimbursed for expenses incurred by him in connection with his duties, and (iii) receives the use of an automobile of his choice to be replaced at his election every three years, a club membership of his choice, a whole life insurance policy in the amount of $3,300,000 insuring his life during the period of his employment and any other benefits generally available to the executives of the Company. The maximum base salary and bonus which Mr. Mitchell is entitled to receive for any calendar year is limited to $2 million and the payment of any bonus requires board approval. The employment agreement terminates on the earlier of (i) Mr. Mitchell's death or permanent disability (except with respect to amounts payable as described in the following sentence) or (ii) December 31, 2001. In the event of Mr. Mitchell's permanent disability, he will be entitled to receive $10,000 per month for a period of 60 months.

     Tandy Mitchell's 1996 base salary was $131,769 and will increase thereafter at the rate of 10% per year. In addition, Mrs. Mitchell (i) is reimbursed for expenses incurred by her in connection with her duties and (ii) receives the use of an automobile of her choice to be replaced at her election every three years, a whole life insurance policy in the amount of $1,000,000 insuring her life during the period of her employment and any other benefits generally available to the executives of the Company. The employment agreement terminates on the earlier of (i) Mrs. Mitchell's death or permanent disability or (ii) December 31, 2001.

     The employment agreements of Mr. and Mrs. Mitchell provide that their employment may be terminated by the unanimous decision of the Board of Directors of the Company (other than the terminated party) for cause if the terminated party is convicted of a felony and incarcerated or willfully refuses to perform any of the duties required under the employment agreement for a period of 60 days after notice from the Board of Directors.

     The employment of Mr. and Mrs. Mitchell will be deemed to be constructively terminated if, among other things, there is a change of control (as defined in Item 6(c) under Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended) of the Company, a merger or consolidation of the Company, a sale of all or substantially all of the assets of the Company, or if certain changes related to their respective status or compensation by the Company occur. In the event of termination of employment by the Company without cause, Mr. and Mrs. Mitchell will be entitled to receive the amounts that would otherwise be paid under their respective employment agreements for the remaining term of such agreements.

     The employment agreements of Mr. and Mrs. Mitchell further provide that they will be indemnified against certain liabilities that may arise by reason of their status or service as executive officers of the Company. The employment agreements of Mr. and Mrs. Mitchell do not prohibit their engaging in activities competitive with those of the Company, including the acquisition of theatres (subject to fiduciary duties to the Company imposed by applicable law or contractual obligation imposed upon Mr. Mitchell by the Shareholders' Agreement). See "Certain Transactions--Competing Businesses Owned by Mr. Mitchell" and "--Cypress Investment."

Stock Options

     Employee Stock Option Plan

     The Company has established a Nonqualified Stock Option Plan (the "Plan") under which the Chief Executive Officer of the Company, in his sole discretion, may grant employees of the Company options to purchase up to an aggregate of 10,685 shares of the Company's Class B Common Stock. The Chief Executive Officer of the Company has the ability to set the exercise price and the term (of up to ten years) of the options. All options vest at the rate of one-fifth of the total options granted per year generally beginning one year from the date of grant, subject to acceleration by the Chief Executive Officer of the Company. An employee's options are forfeited if the employee is terminated for cause. Upon termination of an employee's employment with the Company and provided that no public market exists for any class of common stock of the Company at such time, the Company has the option to repurchase any shares of capital stock of the Company that were acquired by the employee pursuant to the Plan at a specified formula price based on theatre cash flow. As of March 27, 1997, there were outstanding options to purchase 7,842 shares of the Company's Class B Common Stock.

     In April 1996, employees exercised options to purchase 1,509 shares of Class B Common Stock of the Company. The Company incurred compensation expense of $1.8 million resulting from the payment of a cash bonus to key employees to reimburse them for the taxes due upon the exercise of nonqualified stock options. The Company received a current tax benefit equal to the total cash bonus paid, as a result of being allowed a tax deduction for the value of the bonus and the difference between the value and exercise price of the nonqualified options. For GAAP purposes, the Company will recognize the tax benefit for the deduction arising from the differences in value between the option and its exercise price as additional paid-in capital(rather than as a reduction of tax expense).

     Independent Director Stock Options

     The Company has granted the unaffiliated directors of the Company options to purchase up to an aggregate of 900 shares of the Company's Class B Common Stock at an exercise price of $833.34 per share (the "Director Options"). Effective April 1995, the Company amended the Director Options to reduce the aggregate number of shares of Common Stock issuable pursuant to the Director Options from 900 to 600 shares and to reduce the exercise price of the Director Options from $833.34 per share to $1.00 per share. The options vest on June 1, 1997, subject to acceleration in certain circumstances. The options expire ten years from the date of grant. A director's options are forfeited if the director resigns or is removed from the Board of Directors of the Company.

Compensation Committee Interlocks and Insider Participation

     In  January  1995,  the  Board  of  Directors  established  a  Compensation
Committee of the Board to study senior management compensation and make recommendations to the Board of Directors as a whole relating to said compensation. Messrs. Stock, Stein, Anderson, Guerra and Singleton currently serve as members of the Compensation Committee, with Mr. Stock being the only member who is an officer or employee of the Company or any of its subsidiaries.


Item 12:          Security Ownership of Certain Beneficial Owners and
Management.

     The following table and the accompanying footnotes set forth, as of March 27, 1997, the beneficial ownership of the Company's Common Stock by (i) each person who is known to the Company to own beneficially more than 5% of either class of its outstanding Common Stock, (ii) each director and named executive officer, and (iii) all officers and directors as a group:


                                                                   Number                       Combined
                                                                     of                          Percent
                                                                   Shares          Percent         of
     Names and Addresses(1)              Title of Class             (2)            of Class      Classes
---------------------------------  ---------------------------  ------------     ------------ -------------
Lee Roy Mitchell(3)                Class A Common Stock                1,500           100.0%
7502 Greenville Ave.
Suite 800
Dallas, TX 75231
                                   Class B Common Stock               77,687            42.1%         42.6%

Cypress Merchant Banking           Class A Common Stock                   --            --
Partners, L.P.
65 East 55th St.
New York, NY 10022
                                   Class B Common Stock               78,469            42.5%         42.2%
Cypress Pictures Ltd.              Class A Common Stock                   --            --
c/o W.S. Walker Co.
Second Floor
Caledonian House
Mary St., P.O. Box 265
George Town, Grand Cayman
Cayman Islands
                                   Class B Common Stock                4,079             2.2%         *2.2%

The Mitchell Special               Class A Common Stock                   --            --
Trust
7502 Greenville Ave.
Suite 800
Dallas, TX 75231
                                   Class B Common Stock               14,667             8%            7.9%
Tandy Mitchell(4)                  Class A Common Stock                   --            --
                                   Class B Common Stock                   --            --            --
Alan W. Stock(5)                   Class A Common Stock                   --            --
                                   Class B Common Stock                2,137             0             *
Jeffrey J. Stedman(6)              Class A Common Stock                   --            --
                                   Class B Common Stock                  380             0             *







Gary R. Gibbs(7)                   Class A Common Stock                   --            --
                                   Class B Common Stock                  600             0             *
Margaret E. Richards(8)            Class A Common Stock                   --            --
                                   Class B Common Stock                  534             0             *
W. Bryce Anderson                  Class A Common Stock                   --            --
                                   Class B Common Stock                   --            --            --
Sheldon I. Stein                   Class A Common Stock                   --            --
                                   Class B Common Stock                   --            --            --
Heriberto Guerra, Jr.              Class A Common Stock                   --            --
                                   Class B Common Stock                   --            --            --
James A. Stern                     Class A Common Stock                   --            --            --
                                   Class B Common Stock                   --            --
James L. Singleton                 Class A Common Stock                   --            --            --
                                   Class B Common Stock                   --            --
Directors and Officers as          Class A Common Stock                1,500           100.0%
a Group (13 persons) (9)
                                   Class B Common Stock               81,778            44.3%         43.9




---------------------
  *  Less than 1%.
(1) Unless otherwise indicated, the Company believes the beneficial owner has both sole voting and investment powers over such shares.
(2) As of March 27, 1997, 1,500 shares of Class A Common Stock and 184,589 shares of Class B Common Stock were issued and outstanding. Includes 6,645 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.
(3) Does not include 15,937 shares of Class B Common Stock held in trust for the benefit of certain of Mr. Mitchell's grandchildren, as to which Mr. Mitchell disclaims beneficial ownership. Mr. Mitchell is the co-trustee of such trusts.
(4) Excludes any shares owned by Mr. Mitchell that Mrs. Mitchell may be deemed to own as a result of community property laws.
(5) Includes 1,817 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.
(6) Includes 305 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.
(7) Includes 510 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.
(8) Includes 453 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.
(9) Includes 3,525 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.


Item 13:          Certain Relationships and Related Transactions.

Movie Theatre Investors

     The Company manages three theatres (33 screens) for Movie Theatre Investors, Ltd. Mr. Mitchell is the sole shareholder of one of the general partners of Movie Theatre Investors. In addition, Mr.
Mitchell owns 10.1%, Mrs. Mitchell and affiliates own 7.4% and the Company owns 1.1% of the limited partnership interests in Movie
Theatre Investors. The Company received $257,360 in management fees from Movie Theatre Investors in 1996. See "Business -
Management Agreements."

     Pursuant to the terms of a trademark license agreement, the Company has granted Movie Theatre Investors the right, on a royalty free basis, to use the Cinemark name and logos in connection with the theatres for so long as the Company manages the theatres owned by Movie Theatre Investors.

     Movie Theatre Investors has granted the Company a right of first refusal to match third party offers for the sale of one or more of the theatres owned by Movie Theatre Investors. The Company has granted Movie Theatre Investors a right of first refusal to invest in any theatres to be constructed by the Company within five miles of any theatres owned by Movie Theatre Investors.

Laredo Joint Venture

     Effective December 10, 1993, Cinemark II entered into a joint venture agreement with Lone Star Theatres, Inc., a Texas corporation owned 100% by Mr. David Roberts, for the purpose of owning, operating and managing "Movies 12", a 12-plex movie theatre located in Laredo, Texas ("Laredo Joint Venture"). Mr. Roberts is Mr. Mitchell's son-in-law. Effective September 12, 1994, Cinemark II and Lone Star Theatres, Inc. converted Laredo Joint Venture into a Texas limited partnership ("Laredo Theatre, Ltd."). Cinemark II was the sole general partner and owner of 75% of the limited partnership interests in Laredo Theatre, Ltd. Lone Star Theatres, Inc. owns 25% of the limited partnership interests in Laredo Theatre, Ltd. On September 13, 1994, Cinemark II transferred its general partnership interest and limited partnership interests to the Company. The Company manages the theatre for Laredo Theatre, Ltd. The Company received $179,821 in management fees from Laredo Theatre, Ltd. in 1996.

     Pursuant to the terms of a trademark license agreement, the Company has granted Laredo Theatre, Ltd. the right, on a royalty fee basis, to use the Cinemark name and logos in connection with the theatres for so long as the Company manages the theatres owned by Laredo Theatre, Ltd.

     Laredo Theatre, Ltd. has the opportunity to participate in the development of new theatres or the acquisition of existing theatres within ten miles of the existing 12-plex owned and operated by Laredo Theatre, Ltd.

Cinemark Partners II

     The Company manages one theatre (17 screens) for Cinemark
Partners II, Ltd. ("Cinemark Partners II").  Cinemark Partners I,

Inc., a wholly owned subsidiary of the Company, is the sole general partner of Cinemark Partners II. Mr. Mitchell owns 10.1% and Cinemark Partners I, Inc. owns 1% of the limited partnership interests in Cinemark Partners II. The Company received $59,467 in management fees from Cinemark Partners II in 1996. See "Business-- Management Agreements."

     Pursuant to the terms of a trademark license agreement, the Company has granted Cinemark Partners II the right, on a royalty free basis, to use the Cinemark name and logos in connection with the theatre for so long as the Company manages the theatre owned by Cinemark Partners II.

     Cinemark Partners II has granted the Company a right of first refusal to match third party offers for the sale of the theatre owned by Cinemark Partners II.

Cinemark Alberta

     The Company manages two discount theatres (24 screens) for Cinemark Alberta. Cinemark Holdings Canada, Inc., a wholly owned subsidiary of Cinemark International, runs 50% of Cinemark Alberta. The Company received $97,073 in management fees from Cinemark Alberta in 1996. See "Business-Management Agreements."

Starplex Cinemas, Inc.

     On June 21, 1994, the Company executed a ground lease on property located in Lewisville, Texas. The Company constructed and equipped an eight screen multiplex theatre. The Company leases the theatre and the equipment to Starplex Cinemas, Inc. ("Starplex"). The
Company has recorded only $450,000 of rental income since the inception of this lease as the theatre is performing below expectations and Starplex is delinquent in making its required rent payments. Starplex Cinemas, Inc. is 100% owned by Mr. Mitchell's brother.

Shareholders' Agreement

         The Company entered into the Shareholders' Agreement dated March 12, 1996 with Mr. Mitchell, his affiliates and Cypress (the "Shareholders' Agreement"). Among other things, the Shareholders' Agreement provides that, subject to certain conditions, the Company must obtain (with certain exceptions) the consent of CALP for certain corporate acts including, but not limited to, amendments to the Articles of Incorporation of the Company, approval of annual budgets under certain circumstances, asset dispositions or acquisitions in excess of specified amounts, merger or consolidation of the Company, incurrence of indebtedness over specified amounts, certain stock redemptions or dividends, transactions with affiliates over specified amounts, certain management changes or new compensation plans, financing theatres through limited partnerships, settlements of litigation over specified amounts and issuance of common stock under certain conditions. The Shareholders' Agreement also provides that Cypress may not convert its Class B Common Stock to Class A Common Stock unless certain events occur such as a Change of Control (as defined in the Shareholders' Agreement) or the consummation of a public offering of the Company's common stock. The above-described provisions terminate on the earlier of (i) the public owning 25% or more of the common stock of the Company, (ii) the merger of the Company with and into any publicly traded company or (iii) ten years after the date of the Shareholders' Agreement. The Shareholders' Agreement also contains a voting agreement pursuant to which Mr. Mitchell agrees to vote his shares of common stock to elect certain designees of CALP to the Board of Directors of the Company.

     Mr. Mitchell also agreed that in the event any corporate opportunity is presented to Mr. Mitchell or any of his affiliates to acquire or enter into any business transaction involving the motion picture exhibition business that would be significant to the Company, he would submit such opportunity to the Board of Directors of the Company before taking any action.

     The Shareholders' Agreement further provides that the shareholders agree to form a new corporation as the parent corporation of the Company and to contribute their respective shares for like shares of this new corporation. The Company is pursuing plans to create such a holding company.

Investment Banking Services

     During 1996, Bear, Stearns & Co. Inc. ("Bear, Stearns") provided investment banking services to the Company and its subsidiaries.
Sheldon Stein, who is a director of the Company, is the Managing
Director of the Dallas, Texas office of Bear, Stearns.

Indemnification of Directors

     The Company has adopted provisions in its Articles of Incorporation and Bylaws which provide for indemnification of its officers and directors to the maximum extent permitted under the Texas Business Corporation Act. In addition, the Company has entered into separate indemnification agreements with each of its directors which requires the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors to the maximum extent permitted under the Texas Business Corporation Act. The Company has obtained an insurance policy providing for indemnification of officers and directors of the Company and certain other persons against liabilities and expenses incurred by any of them in certain stated proceedings and under certain stated conditions.

                                     PART IV

Item 14:          Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

(a)      Documents filed as part of this Report.

     1. The financial statements listed in the accompanying Index beginning on F-1 are filed as a part of this report.

     2. The financial statement schedules and related data listed in the accompanying Index beginning on S-1 are filed as a part of this report.

     3. The exhibits listed in the accompanying Index beginning on E-1 are filed as a part of this report, which exhibits are bound separately.

(b)      Reports on Form 8-K.

     The following reports on Form 8-K have been filed during the last quarter of the period covered by this Report:

     1.  None.

(c)      Exhibits.

     See the accompanying Index beginning on page E-1, which exhibits are bound separately.

(d)      Financial Statement Schedules.

     See the accompanying Index beginning on page S-1.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 1997                                CINEMARK USA, INC.




                                                     BY:   /s/ Alan W. Stock

                                                        Alan W. Stock, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Name                                                    Title                                Date
           ----                                                    -----
    /s/ Lee Roy Mitchell                              Chairman of the Board of Directors            March 27, 1997
 ----------------------------------------
                                                      and Chief Executive Officer
 Lee Roy Mitchell


   /s/ Tandy Mitchell                                 Director                                      March 27, 1997

  Tandy Mitchell

   /s/ Alan W. Stock                                  Director                                      March 27, 1997
 ----------------------------------------

  Alan W. Stock

   /s/ Jeffrey J. Stedman                             Director; Vice President and                  March 27, 1997
-----------------------------------------
                                                      Treasurer (Chief Financial and
  Jeffrey J. Stedman                                  Accounting Officer)

   /s/ Gary R. Gibbs                                  Director                                      March 27, 1997
 ----------------------------------------

  Gary R. Gibbs

   /s/ W. Bryce Anderson                              Director                                      March 27, 1997
 ----------------------------------------

  W. Bryce Anderson

   /s/ Sheldon I. Stein                               Director                                      March 27, 1997
-----------------------------------------

  Sheldon I. Stein








   /s/ Heriberto Guerra, Jr.                          Director                                      March 27, 1997
 ----------------------------------------

  Heriberto Guerra, Jr.

   /s/ James A. Stern                                 Director                                      March 27, 1997
 ----------------------------------------

  James A. Stern

   /s/ James L. Singleton                             Director                                      March 27, 1997
-----------------------------------------

  James L. Singleton




Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants which Have Not Registered Securities Pursuant to
Section 12 of the Act.

     No annual report or proxy material has been sent to the Company's shareholders. An annual report and proxy material may be sent to the Company's shareholders subsequent to the filing of this Form 10-K. The Company shall furnish to the Securities and Exchange Commission copies of any annual report or proxy material that is sent to the Company's shareholders.

CINEMARK USA, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS
(ITEMS 8 AND 14 OF FORM 10-K) AND SUPPLEMENTAL SCHEDULES
------------------------------------------------------------------------------------------------------------------------------------



                                                                                                                               Page

INDEPENDENT AUDITORS' REPORT..............................................................................................     F-2

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES:

Consolidated Balance Sheets, December 31, 1995 and 1996...................................................................     F-3

Consolidated Statements of Income for the Years Ended
       December 31, 1994, 1995 and 1996...................................................................................     F-5

Consolidated Statements of Shareholders' Equity for the Years Ended
       December 31, 1994, 1995 and 1996...................................................................................     F-6

Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1994, 1995 and 1996...................................................................................     F-7

Notes to Consolidated Financial Statements................................................................................     F-8

SUPPLEMENTAL SCHEDULES REQUIRED BY THE INDENTURE
(SECTION 4.02) FOR THE SENIOR SUBORDINATED NOTES:

Schedule

       A     Consolidating Balance Sheet Information, December 31, 1996...................................................     S-1

       B     Consolidating Statement of Operations Information for the Year Ended
             December 31, 1996............................................................................................     S-2

       C     Consolidating Statement of Cash Flows Information for the Year Ended
             December 31, 1996............................................................................................     S-3

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Cinemark USA, Inc.:

       We have audited the accompanying consolidated balance sheets of Cinemark USA, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cinemark USA, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

       At January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," as discussed in Note 1.

       Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedules of certain consolidating information listed in the index on page F-1 are presented for the purpose of additional analysis of the basic consolidated financial statements rather than to present the financial position, results of operations and cash flows of the individual companies, and are not a required part of the basic consolidated financial statements. These schedules are the responsibility of the Company's management. Such schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic consolidated financial statements taken as a whole.



DELOITTE & TOUCHE LLP

Dallas, Texas
March 10, 1997

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1996
=========================================================================================================================

ASSETS                                                                                   1995                1996


CURRENT ASSETS:
   Cash and cash equivalents                                                              $13,649,724        $14,081,226
   Temporary cash investments                                                                 275,126            301,408
   Inventories                                                                              1,061,580          1,296,323
   Co-op advertising and other receivables (Note 12)                                        4,095,819          8,631,462
   Prepaid expenses and other                                                                 145,660          2,638,991
                                                                                 ----------------------------------------

      Total current assets                                                                 19,227,909         26,949,410

THEATER PROPERTIES AND EQUIPMENT:
   Land                                                                                    14,335,343         39,734,644
   Buildings                                                                               62,540,849        143,907,477
   Leasehold interests and improvements                                                    50,891,524         69,172,660
   Theater furniture and equipment                                                        125,172,486        166,596,341
   Theaters under construction                                                             29,218,015         31,431,790
   Videocassette rental inventory                                                           5,383,873
                                                                                 ----------------------------------------

   Total                                                                                  287,542,090        450,842,912

   Less accumulated depreciation and amortization                                          63,059,873         73,421,992
                                                                                 ----------------------------------------

      Theater properties and equipment - net                                              224,482,217        377,420,920



OTHER ASSETS:
   Certificates of deposit (Note 9)                                                         1,822,954          1,525,852
   Investments in and advances to affiliates (Note 12)                                      4,275,602          6,049,992
   Intangible assets - net (Note 3)                                                         7,718,292          5,417,049
   Deferred charges and other - net (Note 4)                                               10,220,127         15,542,244
                                                                                 ----------------------------------------

      Total other assets                                                                   24,036,975         28,535,137
                                                                                 ----------------------------------------










TOTAL                                                                                    $267,747,101       $432,905,467
                                                                                 ========================================


                                                                                                             (Continued)

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1996
=========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY                                                     1995                1996

CURRENT LIABILITIES:
   Current portion of long-term liabilities (Note 5)                                         $377,737         $1,002,313
   Accounts payable                                                                        14,213,239         24,831,236
   Accrued film rentals                                                                     6,463,548          9,753,208
   Accrued interest                                                                         2,826,262          8,267,591
   Accrued payrolls                                                                         2,139,721          3,094,472
   Accrued property taxes and other liabilities                                            10,522,260         13,022,916
   Notes payable to related parties (Note 6)                                                2,051,642
   Income taxes payable (Note 10)                                                           1,648,629
                                                                                 ----------------------------------------

      Total current liabilities                                                            40,243,038         59,971,736

LONG-TERM LIABILITIES:
   Long-term debt, less current portion (Note 5)                                          196,139,904        296,553,642
   Deferred lease expenses                                                                  9,811,038         11,580,629
   Theater development advance, less current portion                                        1,125,703            769,657
   Deferred income taxes (Note 10)                                                          4,296,211          5,926,609
                                                                                 ----------------------------------------

      Total long-term liabilities                                                         211,372,856        314,830,537

COMMITMENTS AND CONTINGENCIES (Note 9)

MINORITY INTERESTS IN SUBSIDIARIES (Note 8):
   Common shareholders' equity                                                              1,362,033            539,853
   Common stock warrants with mandatory redemption
     requirements                                                                           3,424,132            200,729

SHAREHOLDERS' EQUITY:
   Class A common stock, $.01 par value; 10,000,000 shares authorized, 3,000 and
     1,500 shares issued and
     outstanding, respectively                                                                     30                 15
   Class B common stock, no par value; 1,000,000 shares
    authorized, 205,570 and 233,176 shares issued, respectively                            10,967,419         49,536,710
   Additional paid-in capital                                                               6,604,037          9,182,880
   Unearned compensation - stock options                                                   (2,848,738)        (2,434,717)
   Retained earnings                                                                       27,161,692         32,391,591
   Treasury stock, 54,791 and 54,965 Class B shares
     at cost, respectively                                                                (20,000,000)       (20,184,416)
   Cumulative foreign currency translation adjustment                                     (10,539,398)       (11,129,451)
                                                                                 ----------------------------------------

      Total shareholders' equity                                                           11,345,042         57,362,612
                                                                                 ----------------------------------------


TOTAL                                                                                    $267,747,101       $432,905,467
                                                                                 ========================================

See notes to consolidated financial statements.
                                                                                                             (Concluded)

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
=======================================================================================================================


                                                                        1994              1995              1996
REVENUES:
   Admissions                                                         $174,470,503       $183,100,626      $211,581,569
   Concessions                                                          95,159,610        102,077,542       116,943,658
   Other (Note 11)                                                      13,446,676         13,380,589        13,205,703
                                                                  ----------------  ----------------- -----------------

           Total                                                       283,076,789        298,558,757       341,730,930

COSTS AND EXPENSES:
   Cost of operations (Note 11):

     Film rentals                                                       83,978,465         88,978,423       104,156,508
     Concession supplies                                                17,562,650         17,277,411        18,431,926
     Salaries and wages                                                 39,548,147         40,653,338        46,868,814
     Facility leases                                                    29,599,702         30,873,208        34,406,046
     Advertising                                                         7,189,436          7,623,475         8,500,631
     Utilities and other                                                40,869,506         42,312,878        49,774,114

                                                                  ----------------  ----------------- -----------------

           Total cost of operations                                    218,747,906        227,718,733       262,138,039

     General and administrative expenses                                17,094,964         19,554,615        23,486,530
     Depreciation and amortization                                      15,121,120         15,924,794        21,798,673
                                                                  ----------------  ----------------- -----------------

           Total                                                       250,963,990        263,198,142       307,423,242
                                                                  ----------------  ----------------- -----------------

OPERATING INCOME                                                        32,112,799         35,360,615        34,307,688

OTHER INCOME (EXPENSE):
   Interest expense (Note 11)                                         (18,133,438)       (18,549,833)      (19,551,655)
   Amortization of debt issue cost and discount                          (783,515)          (824,014)         (824,743)
   Interest Income (Note 11)                                             1,415,026          1,779,339         1,393,441
   Gain (loss) on sale of assets and other (Notes 3 and 9)               (512,329)          4,796,727        11,130,996
   Equity in income of affiliates (Note 12)                                  2,709            693,415           362,443
   Minority interests in (income) loss of subsidiaries (Note 8)           (27,306)                288           144,291
                                                                  ----------------  ----------------- -----------------


           Total                                                      (18,038,853)       (12,104,078)       (7,345,227)
                                                                  ----------------  ----------------- -----------------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS                      14,073,946         23,256,537        26,962,461

INCOME TAXES (Note 10)                                                   7,068,275         10,101,405        12,346,451
                                                                  ----------------  ----------------- -----------------

INCOME BEFORE EXTRAORDINARY ITEMS                                        7,005,671         13,155,132        14,616,010

EXTRAORDINARY ITEMS (Note 5):
   Losses on early extinguishments of debt, net of
     income tax benefit of $6,057,922                                                                       (9,386,111)
                                                                  ----------------  ----------------- -----------------

NET INCOME                                                        $      7,005,671  $      13,155,132 $       5,229,899
                                                                  ================  ================= =================


EARNINGS PER SHARE:
   Before extraordinary item                                      $          43.21  $           80.32 $           79.93
                                                                  ================  ================= =================

   Net income                                                     $          43.21  $           80.32 $           28.60
                                                                  ================  ================= =================

WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING                                                             162,113            163,776           182,866
                                                                  ================  ================= =================

        See notes to consolidated financial statements.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                          Class A                         Class B
                                                       Common Stock                     Common Stock
                                              -------------------------------  ------------------------------

                                                                                                                 Additional
                                                  Shares                           Shares                         Paid-In
                                                  Issued           Amount          Issued          Amount         Capital



BALANCE JANUARY 1, 1994                                 3,000  $           30         205,570  $   10,967,419  $    3,205,887

Net income
Unearned compensation from stock
   options granted                                                                                                  1,120,000
Amortization of unearned compensation
Foreign currency translation adjustment
                                              ---------------  --------------  --------------  --------------  --------------

BALANCE DECEMBER 31, 1994                               3,000              30         205,570      10,967,419       4,325,887

Net income
Unearned compensation from stock
   options granted                                                                                                  2,278,150
Amortization of unearned compensation
Foreign currency translation adjustment
                                              ---------------  --------------  --------------  --------------  --------------

BALANCE DECEMBER 31, 1995                               3,000              30         205,570      10,967,419       6,604,037

Net income
Issuance of common stock to Cypress                   (1,500)            (15)          25,393      38,567,078
Unearned compensation from stock options
   granted                                                                                                          1,127,117
Unearned compensation from stock options
   forfeited                                                                                                        (216,282)
Amortization of unearned compensation
Stock options exercised, including tax
   benefit                                                                              2,213           2,213         897,800
Net effect of exchange of Cinemark Mexico
   Senior Notes and conversion of warrants to
   Senior Notes, including tax benefit                                                                                770,208
Foreign currency translation adjustment
Purchase of treasury stock, 174 Class B
shares,
   at cost
                                              ---------------  --------------  --------------  --------------  --------------

BALANCE DECEMBER 31, 1996                               1,500  $           15         233,176  $   49,536,710  $    9,182,880
                                              ===============  ==============  ==============  ==============  ==============
                                                                                                               (continued)

                                                 Unearned                                        Cumulative
                                               Compensation       Retained        Treasury      Translation
                                               Stock Options      Earnings         Stock         Adjustment        Total



BALANCE JANUARY 1, 1994                       $   (1,877,691)  $    7,000,889  $ (20,000,000)  $     (56,080)  $    (759,546)

Net income                                                          7,005,671                                       7,005,671
Unearned compensation from stock
   options granted                                (1,120,000)                                                        --
Amortization of unearned compensation                 836,081                                                         836,081
Foreign currency translation adjustment                                                           (4,349,900)     (4,349,900)
                                              ---------------  --------------  --------------  --------------  --------------

BALANCE DECEMBER 31, 1994                         (2,161,610)      14,006,560    (20,000,000)     (4,405,980)       2,732,306

Net income                                                         13,155,132                                      13,155,132
Unearned compensation from stock
   options granted                                (2,278,150)                                                        --
Amortization of unearned compensation               1,591,022                                                       1,591,022
Foreign currency translation adjustment                                                           (6,133,418)     (6,133,418)
                                              ---------------  --------------  --------------  --------------  --------------

BALANCE DECEMBER 31, 1995                         (2,848,738)      27,161,692    (20,000,000)    (10,539,398)      11,345,042

Net income                                                          5,229,899                                       5,229,899
Issuance of common stock to Cypress                                                                                38,567,063
Unearned compensation from stock options
   granted                                        (1,127,117)
Unearned compensation from stock options
   forfeited                                          151,810                                                        (64,472)
Amortization of unearned compensation               1,389,328                                                       1,389,328
Stock options exercised, including tax
   benefit                                                                                                            900,013
Net effect of exchange of Cinemark Mexico
   Senior Notes and conversion of warrants to
   Senior Notes, including tax benefit                                                                                770,208
Foreign currency translation adjustment                                                             (590,053)       (590,053)
Purchase of treasury stock, 174 Class B
shares,
   at cost                                                                          (184,416)                       (184,416)
                                              ---------------  --------------  --------------  --------------  --------------

BALANCE DECEMBER 31, 1996                     $   (2,434,717)  $   32,391,591  $ (20,184,416)  $ (11,129,451)  $   57,362,612
                                              ===============  ==============  ==============  ==============  ==============

See notes to consolidated financial statements.








                                      F - 6 (continued)

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
-------------------------------------------------------------------  ----------------- -----------------  ----------------


                                                                           1994              1995               1996

OPERATING ACTIVITIES:
  Net Income                                                                 7,005,671        13,155,132         5,229,899
  Loss on early extinguishment of debt                                                                          15,444,033
  Noncash items in net income :
     Depreciation                                                           10,860,816        12,716,099        18,633,707
     Amortization - intangibles and other assets                             4,900,756         3,868,241         3,819,462
     Deferred lease expenses                                                 1,366,135         1,051,774         2,199,854
     Deferred income tax expense                                             1,514,177         1,213,034         1,630,398
     Debt issued for accrued interest                                          314,756           184,134         2,006,371
     Amortization of debt discount                                             143,063           164,468           170,247
     Amortized compensation - stock options                                    836,081         1,591,022         1,324,856
     (Gain) loss on sale of assets                                             301,915       (5,196,922)       (7,760,774)
     Equity in income of affiliates                                            (2,709)         (693,415)         (362,443)
     Minority interest in income (loss) of subsidiaries                         27,306             (288)         (144,291)

  Cash from (used for) operating working capital:
     Inventories                                                              (16,831)         (176,881)         (234,743)
     Co-op advertising and other receivables                                 (771,681)       (1,000,649)       (3,902,355)
     Prepaid expenses and other                                            (1,007,532)         1,356,167       (2,493,331)
     Accounts payable                                                        3,289,736         5,111,906        12,111,884
     Accrued liabilities                                                     3,677,829         1,451,003        12,729,888
     Income taxes payable                                                      225,205         1,295,074       (1,648,629)
                                                                     ----------------- -----------------  ----------------

      Net cash from operating activities                                    32,664,693        36,089,899        58,754,033

INVESTING ACTIVITIES:
   Additions to theater properties and equipment                          (53,862,918)      (89,287,667)     (177,953,281)
   Sale of theater properties and equipment                                     10,500         8,022,500           206,537
   Proceeds from 2 Day Video Inc. sale                                                                           9,439,466
   Proceeds from affiliate sale                                                                  800,000           781,300
   Decrease (increase) in certificates of deposit                              797,933         (323,034)           297,102
   Decrease (increase) in temporary cash investments                       (3,981,970)         4,207,280          (26,282)
   Increase in investments in and advances to affiliates                   (3,914,574)         (828,065)       (1,715,364)
   Increase in other assets                                                (1,924,649)       (2,859,127)       (8,452,094)
                                                                     ----------------- -----------------  ----------------

      Net cash used for investing activities                              (62,875,678)      (80,268,113)     (177,422,616)

FINANCING ACTIVITIES:
   Issuance of Senior Subordinated Notes                                                                       199,106,000
   Retirement of Senior Notes                                                                                (123,370,000)
   Repurchase premium on retired Senior Notes                                                                 (12,371,954)
   Increase in long-term debt                                               15,890,000        46,000,000        97,510,000
   Reductions of long-term debt                                              (233,184)      (15,025,359)      (77,530,536)
   Payment on notes payable to related parties                             (2,061,556)                         (2,086,513)
   Decrease in theater development advance                                   (321,858)         (370,808)         (356,046)
   Minority investment in subsidiaries, net                                                      102,625         (677,889)
   Issuance of common stock to Cypress                                                                          38,567,063
   Common stock issued for options exercised                                                                       900,013
   Issuance of subsidiary common stock warrants                                                1,324,132
                                                                     ----------------- -----------------  ----------------

      Net cash from financing activities                                    13,273,402        32,030,590       119,690,138

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                      (441,887)         (776,726)         (590,053)
                                                                     ----------------- -----------------  ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (17,379,470)      (12,924,350)           431,502

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                      43,953,544        26,574,074        13,649,724
                                                                     ----------------- -----------------  ----------------

   End of period                                                     $      26,574,074 $      13,649,724  $     14,081,226
                                                                     ================= =================  ================

SUPPLEMENTAL INFORMATION (Note 13):

          See notes to consolidated financial statements.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SIGNIFICANT ACCOUNTING POLICIES

      Business - Cinemark USA, Inc. (the Company) and its subsidiaries own or lease and operate motion picture theatres in 29 states and in Mexico at December 31, 1996. The following summarizes theatre transactions during 1994, 1995 and 1996:

                                                                           Theatres         Screens
Active at January 1, 1994                                                           153           1,084
     Acquisitions                                                                     2               9
     Openings                                                                         7              82
     Closings/Sales                                                                 (4)            (12)
                                                                        ---------------  --------------
Active at December 31, 1994                                                         158           1,163
     Openings                                                                        11             130
     Sales                                                                         (10)            (46)
                                                                        ---------------  --------------
Active at December 31, 1995                                                         159           1,247
     Openings                                                                        17             237
     Closings/Sales                                                                 (7)            (31)
                                                                        ---------------  --------------
Active at December 31, 1996                                                         169           1,453
                                                                        ===============  ==============


      At December 31, 1996, the Company also manages three theatres (37 screens) for Movie Theatre Investors, Ltd.; one theatre (17 screens) for Cinemark Partners II; and two theatres (24 screens) for Cinemark Theatres Alberta, Inc., a Canadian corporation, all related parties (Notes 11 and 12).

      Consolidated Financial Statements include the accounts of Cinemark USA, Inc. and its wholly owned subsidiaries, which include Cinemark International, Inc. (f/k/a Cinemark II, Inc.) and ENT Holdings, Inc. Cinemark International, Inc. ("Cinemark International") owns 97.1% of Cinemark Mexico (USA), Inc. (Cinemark Mexico), which owns 99.9% of Cinemark de Mexico S.A. de C.V. (Cinemark de Mexico), a Mexican corporation. Cinemark de Mexico includes the operations of Cinemark del Norte S.A. de C.V. and Servicio Cinemark S.A. de C.V. Cinemark International owns 100% of Cinemark Empreendimentos e Participacoes, LTDA, a Brazilian corporation, whose subsidiary will operate in Brazil beginning in 1997. Cinemark International also owns 50% interests in affiliates operating in Chile, Canada, Argentina and Peru and a 60% interest in an affiliate operating in Ecuador. ENT Holdings, Inc. ("ENT") owns 100% of Funtime Entertainment, Inc. The consolidated financial statements also include 2 Day Video, Inc. (2 Day) and subsidiary, a video rental "superstore" chain through the date of its sale in October 1996, Entertainment Amusements, Inc., a 50%-owned holding company whose subsidiary provides video game machines to many of the Company's theatres, and a 50% interest in Brainerd, Ltd, a theatre joint venture. Majority-owned companies are consolidated; 50% owned companies and minority investments are accounted for under the equity method (Note 12). The results of all of these subsidiaries and affiliates are included in the financial statements effective with their formation or from their dates of acquisition. Significant intercompany balances and transactions are eliminated in the consolidation.

     Basis of Presentation - In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period. Actual results could differ significantly from those estimates. The estimates most susceptible to significant change are those used in determining the valuation of certain accrued liabilities

                       CINEMARK USA, INC. AND SUBSIDIARIES
and the valuation of the investments in operations located in foreign countries. Although some variability is inherent in these estimates, management believes the amounts provided are adequate. The devaluation of the Mexican peso and the resultant economic uncertainties in Mexico create certain business risks for the Company's investment in Mexico.

      Revenues are recognized when admissions and concessions sales are received at the theatres. Film rental costs are accrued based on the applicable box office receipts and the terms of the film licenses.

      Cash and Cash Equivalents consist of operating funds held in financial institutions, petty cash held by the theatres and highly liquid investments with original maturities of three months or less when purchased.

      Temporary  Cash  Investments   consist  primarily  of  time  deposits  and
government securities which are classified as available for sale and are stated at amortized cost which approximates market.

      Inventories of concession products are stated at the lower of cost (first-in, first-out method) or market.

      Theatre Properties and Equipment are stated at cost less accumulated depreciation and amortization. Property additions include $1,745,721 and
$3,928,454 of interest incurred during development and construction and capitalized in 1995 and 1996, respectively. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: buildings - 18 to 40 years, theatre furniture and equipment - 5 to 15 years. Leasehold interests and improvements are amortized using the straight-line method over the lesser of the lease period or the estimated useful lives of the leasehold improvements. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS No. 121 did not have a material effect on the Company's financial statements. During the third quarter of 1996 the Company determined that an impairment charge of $2,381,998 was required for certain theatres.

      Intangible Assets represent primarily the excess of cost over the fair values of the net assets of theatre businesses acquired, less accumulated amortization ($8,853,793 and $8,616,821 at December 31, 1995 and 1996,
respectively). For financial reporting purposes, these goodwill amounts are being amortized primarily over 10 to 20 years, which approximate the remaining lease terms of the businesses acquired.

      Deferred Charges and Other Assets, as applicable, are amortized using the straight-line method over the primary financing terms ended June 2000 to August 2003 for debt issue costs and over the three to eight year terms of the noncompete agreements.

      Deferred Income Taxes are provided under the liability method for temporary differences between revenue and expenses that are recognized for tax return and financial reporting purposes.

      Earnings Per Share are computed using the weighted average number of shares of Class A common stock and common stock equivalents outstanding during each period, including, when applicable, the Class B common shares and options for Class B common shares (Note 7).

                       CINEMARK USA, INC. AND SUBSIDIARIES

      Fair Values of Financial Instruments are estimated by the Company using available market information and other valuation methodologies in accordance with Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts for specific groups of financial instruments are presented in Note 5. Values are based on available market quotes or estimates using a discounted cash flow approach based on the interest rates currently available for similar debt. The fair value of financial instruments for which estimated fair value amounts are not specifically presented are estimated to approximate the related recorded value.

      Reclassifications have been made to certain 1994 and 1995 amounts to conform to 1996 presentation.

2.    FOREIGN CURRENCY TRANSLATION

      The cumulative foreign currency translation adjustment in shareholders' equity of $10,539,398 and $11,129,451 at December 31, 1995 and 1996,
respectively, primarily relates to the unrealized adjustments resulting from translating the financial statements of Cinemark de Mexico. The functional currency of Cinemark de Mexico is the peso. Accordingly, assets and liabilities of Cinemark de Mexico are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the average rates prevailing during the year. Changes in exchange rates which affect cash flows and the related payables are recognized as realized transaction gains and losses in the determination of net income. At December 31, 1996, the total assets of Cinemark de Mexico were $33,357,719. The Company's other consolidated foreign subsidiaries were in the development stage and had insignificant translation adjustments. In 1997, the Company will be required to utilize the U.S. dollar as the functional currency of Cinemark de Mexico for U.S. reporting purposes due to Mexico's highly inflationary economy. Thus devaluations in the peso during 1997 that will affect the Company's investment will be charged to exchange loss rather than to the cumulative adjustment account.

3.    ACQUISITIONS AND INVESTMENT ACTIVITY

      In September 1996, Cinemark Holdings Canada, Inc., a 100% subsidiary of Cinemark International and 50% owner of Cinemark Theatres Alberta, Inc., contributed an additional $400,000 to assist in funding the construction of an additional 12 screen theatre in Alberta, Canada. The other 50% owner of Cinemark Theatres Alberta, Inc. contributed an equal amount.

      Cinemark International acquired an additional 2,661,450 shares of common stock of Cinemark Mexico for $10.0 million for a cumulative interest of 97.1% (96.5% on a fully diluted basis). Cinemark International sold its 50% partnership interest in Beaumont Cinema Ventures, Ltd., which operated two theatres in Texas, for $781,300, resulting in a gain of $547,750 in September 1996. Cinemark International also contributed funding of $1,200,000 to its 100% owned Brazilian subsidiary, $600,000 to its Argentine affiliate, and $100,000 to its Peruvian affiliate.

                       CINEMARK USA, INC. AND SUBSIDIARIES

      In May 1995, ENT sold its 50% ownership in Funtime International, Inc., an international pizza and video arcade restaurant developer, to the other shareholders of Funtime International, Inc. In connection with this sale, a $2,000,000 note and related interest due to ENT were canceled; a $500,000 note payable by ENT was canceled; and Funtime International, Inc. paid $800,000 cash and issued notes payable of $200,000 and $600,000 to ENT. Also in connection with the sale, ENT granted Funtime International, Inc. a 12-month option to purchase the assets of the Company's remaining Funtime Pizza restaurant and other related equipment for $400,000. As a result of this transaction, ENT incurred a loss of approximately $294,000. In May 1996, Funtime International exercised this option, issuing a note payable to ENT from Entertainment Technologies, Inc. (parent company of Funtime International) for $400,000; this resulted in a gain of $48,464 for ENT.


      In 1994 and 1995, the Company wrote off as amortization expense $1,507,217 and $323,249, respectively, of goodwill and $351,361 and $92,389, respectively, of noncompete agreements related to the closing of certain Funtime Pizza restaurants acquired in 1992. In October 1996, the Company invested $571,633 in Brainerd, Ltd., a limited partnership, which will own and operate a theatre.


      In August 1995,  Cinemark  Inversiones,  Inc., a 100%-owned  subsidiary of
Cinemark  International  and  50%  owner  of  Cinemark  Chile,   contributed  an
additional $500,000 to Cinemark Chile to fund theatre construction.
The other 50% owner of Cinemark Chile contributed an equal amount.

      In October 1996, the Company sold its entire interest in 2 Day (Class A common stock) for cash of $9,439,466 and a receivable of $633,288, resulting in a gain of $7 million.

4.    DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets at December 31 consist of the following:



                                                                                               1995                   1996
                                                                                               ----                   ----

Debt issue costs                                                                      $            6,149,523  $           9,741,136
Noncompete agreements                                                                                835,564                758,145
                                                                                      ----------------------  ---------------------
                    Total                                                                          6,985,087             10,499,281
Less accumulated amortization                                                                      2,662,939              3,345,867
                                                                                      ----------------------  ---------------------
   Net                                                                                             4,322,148              7,153,414
Equipment, lease and other deposits                                                                1,067,756              1,064,123
Funtime International, Inc.:
   Note receivable, 10% interest, paid in 1996                                                       200,000
   $600,000 convertible note receivable - net, due 2005                                              445,224                445,224
Entertainment Technologies, Inc:
   Note receivable, 10% interest, due June 2000                                                                             358,269
Construction advances and other                                                                    4,184,999              6,521,214
                                                                                      ----------------------  ---------------------
                    Total                                                             $           10,220,127  $          15,542,244

                                                                                      ======================  =====================

                       CINEMARK USA, INC. AND SUBSIDIARIES

    The $600,000 convertible note receivable from Funtime International, Inc., discounted to $445,224 for imputed interest, is non-interest-bearing through May 2000 and bears interest at 10% from June 2000 through its maturity date at May 2005. Funtime International, Inc. has granted ENT the option anytime after May 16, 2000, to convert the entire unpaid principal of this note receivable and any unpaid interest into a 15% interest in Funtime International, Inc. (Note 3).







5.  LONG-TERM DEBT AND THEATRE DEVELOPMENT ADVANCE

    Long-term debt at December 31 consists of the following:

                                                                                       1995                         1996
                                                                                       ----                         ----
Senior Notes due 2002, discussed below                                     $               125,000,000    $                1,630,000
Senior Subordinated Notes due 2008, discussed below                                                                      199,137,042
Senior Subordinated Notes of Cinemark Mexico due 2003,
     less unamortized discount of $2,015,751 at                                             20,549,249                    25,710,900
     December 31, 1995, discussed below
Revolving credit line of $225,000,000, discussed below                                      50,000,000                    70,000,000
Other notes payable                                                                            618,392                       728,013
                                                                           ---------------------------   ---------------------------
Total long-term debt                                                                       196,167,641                   297,205,955
Less current portion                                                                            27,737                       652,313
                                                                           ---------------------------   ---------------------------
Long-term debt, less current portion                                       $               196,139,904   $               296,553,642
                                                                           ===========================   ===========================

      Senior Notes - In June 1992, the Company completed a public offering of $125,000,000 senior notes payable ("Senior Notes"). The Senior Notes bear interest at the rate of 12% per annum, payable semiannually on June 1 and December 1 of each year. In August 1996, the Company utilized proceeds from a $200 million issuance of Senior Subordinated Notes, due 2008, to repurchase $123,370,000 of the Senior Notes at a premium of $1,098.33 per $1,000.00 principal amount. This resulted in a net outstanding balance of $1,630,000 in Senior Notes at December 31, 1996. An extraordinary loss of $9.0 million, net of related tax benefit, was recognized in connection with the premium paid and the write-off of the unamortized debt issue costs ($2,463,560) associated with the repurchased Senior Notes (Notes 4). The remaining Senior Notes are redeemable at the option of the Company, in whole or in part, beginning June 1, 1997, ranging in redemption price from 106% in 1997 to 100% in 2000 and thereafter.

      Senior Subordinated Notes - In August 1996, the Company issued $200,000,000 of Senior Subordinated Notes due 2008 (the "Subordinated Notes"). The Subordinated Notes bear interest at the rate of 9-5/8% per annum, payable semi-annually on February 1 and August 1 of each year. The Subordinated Notes were issued at 99.553% of the principal face amount (a discount of $4.47 per $1,000 principal amount) for an aggregate discount of $894,000. The net proceeds to the Company from the issuance of the Subordinated Notes (net of

                       CINEMARK USA, INC. AND SUBSIDIARIES
discount, fees and expenses) were approximately $193.2 million. The Subordinated Notes require the Company to maintain a specified interest expense coverage ratio; restricts the payment of dividends, payment of subordinated debt prior to maturity and issuance of preferred stock and other indebtedness; and other restrictive covenants. The Subordinated Notes are redeemable at the option of the Company, beginning August 2001, ranging in redemption price from 104.8% in 2001 to 100% in 2003 and thereafter. Any outstanding Subordinated Note are due August 1, 2008.

      Senior Subordinated Notes, Mexico - In 1993, Cinemark Mexico issued $20,400,000 of 12% Senior Subordinated Notes due 2003 (the "Mexican Subordinated Notes") with detachable warrants (the Warrants) (Note 8). Cinemark de Mexico guarantees the notes on a senior subordinated basis. The Mexican Subordinated Notes were issued at a discount of $102.94 per $1,000 note, totaling $2,100,000, and bear interest at 12% per annum payable semiannually on August 1 and February
1. In 1994, Cinemark Mexico issued an additional $2,000,000 of Mexican Subordinated Notes due 2003 with the terms governed by the indenture from the initial offering of Mexican Subordinated Notes. These notes were issued at a discount of $55 per $1,000 note, totaling $110,000, and bear interest at 12% per annum payable semiannually on August 1 and February 1.

      The entire $22,400,000 in Mexican Subordinated Notes and $1,971,500 of accrued interest were exchanged in September 1996 for new senior subordinated notes (the "New Mexican Notes"). The form and terms are identical in all material respects to the previous notes except that interest on the New Mexican Notes may be paid through the issuance of additional notes of the same series at the option of Cinemark Mexico through and including February 1, 2000. If the Company elects to pay accrued interest in the form of additional notes, interest will accrue at 13% during that period. In connection with the exchange, Warrants (Note 8) for 356,851 shares of common stock were exchanged for $1,339,400 in New Mexican Notes. As a result of the note exchange and retirement of the Warrants, a net benefit of $.8 million, including tax benefit, was credited to additional paid in capital.

      The indenture for the New Mexican Notes requires a sinking fund payment of $6,667,000 on each of August 1, 2001, and August 1, 2002; the amounts are to be utilized on such respective dates to retire a like face amount of the outstanding New Mexican Notes. The indenture governing the New Mexican Notes restricts the ability of Cinemark Mexico and Cinemark de Mexico to, among other things, pay dividends; make investments; incur additional indebtedness; redeem stock; use proceeds of asset disposals; create liens; engage in transactions with affiliates; and to merge, consolidate or sell all or substantially all the assets of the companies.

      Reducing, Revolving Credit Facility - In December 1996, the Company amended its revolving credit line with a reducing, revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility provides for loans of up to $225,000,000 in the aggregate and bears interest at a defined floating rate, adjusted in accordance with certain financial ratios. The weighted average interest rate and current interest rate at December 31, 1996, was 6.75% and 6.53%, respectively.

      The Credit Facility is a reducing revolving credit facility, with commitments automatically reduced each calendar quarter by $8,437,500, $11,250,000, $14,062,500 and $22,500,000 in calendar year 2000, 2001, 2002 and
2003, respectively. The Company is required to prepay all loans outstanding in excess of the aggregate commitment as reduced pursuant to the terms of the Credit Facility. Borrowings are secured by a pledge of a majority of the issued and outstanding capital stock of the Company, and the credit agreement requires that the Company maintains certain financial ratios; restricts the payment of dividends, payment of subordinated debt

                       CINEMARK USA, INC. AND SUBSIDIARIES
prior to maturity and issuance of preferred stock and other indebtedness; and other restrictive covenants. This credit facility amended a new revolving credit line of $175,000,000 that the Company had entered into on February 1996. The $175,000,000 credit facility replaced the Company's previous credit facility. An extraordinary loss of $.4 million, net of related tax benefit, was recognized in connection with the write-off of debt issue costs related to the Company's previous credit facility.

      Long-term debt at December 31, 1996, matures as follows: $652,313 in 1997; $6,126 in 1998; $5,895 in 1999; $3,477 in 2000; $6,670,880 in 2001; and
$289,867,264 thereafter.

      The estimated fair value of the Company's long-term debt of $296.6 million at December 31, 1996, was approximately $300.5 million. Such amounts do not include prepayment penalties which would be incurred upon the early extinguishment of certain debt issues.



      Debt Issue Costs - Debt issue costs of $6,149,523 and $9,741,136, net of accumulated amortization of $2,010,268 and $2,664,766, related to the Subordinated Notes, the New Mexican Notes and the Reducing, Revolving Credit Facility, are included in deferred charges at December 31, 1995 and 1996, respectively. The 1996 period includes an extraordinary loss recognized in connection with the writeoff of debt issue costs relating to the Company's prior bank line of credit and repurchase of Senior Notes.

      Theatre Development Advance - The current portion of long-term liabilities also includes $350,000 at December 31, 1995 and 1996, for the estimated amount to be payable in the following year on a theatre development advance. The remaining long-term portion of this advance of $769,657 at December 31, 1996, will be repayable based on the future operations of a theatre opened in 1992.

6.    NOTES PAYABLE TO RELATED PARTIES

    Notes payable to related parties at December 31 consist of the following:


                                                                                   1995                             1996
                                                                                   ----                             ----
Note payable to The Peble Corp. (a former shareholder,
           bearing interest at 8.5%                                    $                   1,041,147     $        -

Note payable to an officer and shareholder, bearing
          interest at 8.5%                                                                 1,010,495
                                                                       -----------------------------     --------------------------
                                                                       $                   2,051,642     $       -
                                                                       =============================     ==========================

      In March 1996, the Company paid the note payable to The Peble Corp. and the note payable to an officer and shareholder.

7.    CAPITAL STOCK

      Common and Preferred Stocks - Class A common shareholders have exclusive voting rights. Class B common shareholders have no voting rights except upon any proposed amendments to the articles of incorporation. However they may convert at their option to Class A common stock. In the event of any

                       CINEMARK USA, INC. AND SUBSIDIARIES
liquidation, the Class A and Class B shareholders will be entitled to their pro rata share of assets remaining after any preferred shareholders have received their preferential amounts based on their respective shares held.

      In February 1996, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") pursuant to which the Company issued to Cypress Merchant Banking Partners L.P. and Cypress Pictures Ltd. (collectively, "Cypress") an aggregate 23,893 shares of Class B Common Stock for an aggregate purchase price of $41.0 million. As part of the Purchase Agreement, existing shareholders sold an additional 58,655 of Class B Common Stock, including 1,500 shares of Class A Common stock that were exchanged for Class B Common Stock, to Cypress for a total purchase price of approximately $98.2 million. The closing of the issuance and sale of common stock of the Company to Cypress occurred in March 1996. The net proceeds from the issuance of stock by the Company were $38,567,063.

      At December 31, 1996, the Company has reserved Class A common stock in the amount of 178,211 shares for potential conversions of outstanding Class B common stock and 8,442 shares for potential conversions of Class B common stock issuable under the stock option plan. The Company has 1,000,000 shares of preferred stock, $1.00 par value, authorized with none issued or outstanding.

      Stock Option Plan - Under terms of the Company's stock option plan, nonquailifed options to purchase up to 10,685 shares of the Company's Class B common stock may be granted to key employees. At January 1, 1994, 7,608 options with an exercise price of $1.00 per share were outstanding.

      The total options granted in 1994, 1995 and 1996 were 896, 1,381 and 600 shares, respectively, of the Class B common stock at an exercise price of $1.00 per share. All options vest and are exercisable over a period of five years from the date of grant and expire ten years from date of grant. During 1996, 2213 vested options were exercised and an additional 430 options were forfeited, accounting for a reduction of 1996 compensation expense of $64,472. At December 31, 1996, 6,110 options were exercisable out of a total of 7,842 outstanding.

      Independent Director Stock Options - In 1993, the Company granted the unaffiliated directors of the Company options to purchase up to an aggregate of 900 shares of the Company's Class B Common Stock at an exercise price of $833.34 per share (the "Director Options"). In 1995, the Company amended the Director Options to reduce the aggregate number of shares of Common Stock issuable pursuant to the Director Options from 900 to 600 shares and to reduce the exercise price of the Director Options from $833.34 per share to $1.00 per share. The options vest on June 1, 1997, subject to acceleration in certain circumstances. The options expire ten years from the date of grant. A director's options are forfeited if the director resigns or is removed from the Board of Directors of the Company. Compensation expense of $414,000 was immediately recognized upon this exchange, with unearned compensation expense of $276,000 to be recognized over the remaining vesting period of 15 months.

      The excess of the estimated fair market value of the stock at the dates of the grant over the exercise price of the options are accounted for as additional paid-in capital and as unearned compensation, which is amortized to operations over the vesting period. As a result of the above grants unearned compensation of $1,120,000, $2,278,150 and $1,127,117 was recorded in 1994, 1995 and 1996, respectively. Compensation expense under this stock option plan was $836,081, $1,591,022 and $1,324,856 in 1994, 1995 and 1996, respectively.

     The  Company  applies  APB  Opinion  25  and  related   interpretations  in
accounting for the Company's stock

                       CINEMARK USA, INC. AND SUBSIDIARIES
option plan and Cinemark Mexico's stock option plan, as described below. Had compensation costs for the Company's stock option plan been determined based on the fair value at the date of grant for awards under the plan consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, utilizing the Black-Scholes option pricing model, the effect on income and earnings per share would not have changed from the amounts presented in the financial statements. The results are substantially the same pursuant to SFAS No. 123 as a result of the value of the underlying stock at the date of grant being significantly higher than the exercise price of the options.

      In November 1996, the Company repurchased 174 shares of Class B common stock as treasury stock.

8.    MINORITY INTERESTS IN SUBSIDIARIES

      Common Shareholders' Equity - Minority ownership interests in subsidiaries and affiliates of the Company are as follows at December 31:

                                                                             1995                            1996
                                                                             ----                            ----
Cinemark Mexico - 2.93% interest                                  $                  405,634        $               187,103
Laredo Theatres, Ltd. - 25% interest (owned by a relative
     of the majority shareholder)                                                    574,448                        362,176
2 Day Video - 16.9% interest (Note 3)                                                381,951
Cinemark del Ecuador, S.A. - 40% interest                                                                            (9,426)
                                                                  --------------------------        -----------------------
                    Total                                         $                1,362,033        $               539,853
                                                                  ==========================        =======================


      Common Stock Warrants - In connection with the issuance of the Subordinated Notes (Note 5), Cinemark Mexico issued Warrants for $2.1 million which were exercisable into 226,662 shares of Cinemark Mexico's common stock. In August 1995, Cinemark Mexico sold additional Warrants for $1,324,132 exercisable into 152,411 shares, which when aggregated with the previously purchased Warrants convert to 20% of the ownership on a fully diluted basis at December 31, 1995, of Cinemark Mexico's common stock. In September 1996, 356,851 Warrants were exchanged for $1,339,400 in New Mexican Notes resulting in a remaining balance of $200,729 for 22,222 Warrants outstanding (1% of fully diluted ownership) (Note 5). The remaining Warrants are exercisable at $.001 per share subject to the following terms and expire on August 1, 2003. At any time after January 31, 1998, Cinemark Mexico may redeem the Warrants in whole or in part at their appraised value. If the Warrants have not been redeemed by August 1, 1998, the Company must offer to purchase one-third of the Warrants on each of July 31, 1998, 1999, and 2000, utilizing the appraised value on such dates. At December 31, 1996, Cinemark Mexico has reserved 22,222 shares of common stock for the potential conversion of the Warrants.

      Stock Option Plan - Cinemark Mexico has a nonqualified stock option plan under which key employees may be granted options to purchase up to 100,000 shares of Cinemark Mexico's common stock. The exercise price and terms of the options are discretionary and determined when the options are granted. In 1994 and 1996, Cinemark Mexico granted options to purchase 16,704 and 7,500 shares of common stock, respectively, at an exercise price of $.10 per share to certain employees, resulting in unearned compensation of $183,292 and $28,180 in 1994 and 1996 respectively. In 1995, 12,528 of the options granted in 1994 were canceled. The outstanding options vest over a period of six years from the date of grant and expire ten years from the date of grant. At December 31, 1996, 835 options were exercisable.

                       CINEMARK USA, INC. AND SUBSIDIARIES

9.    COMMITMENTS AND CONTINGENCIES

      Leases - The Company conducts a significant part of its theatre operations in leased premises under noncancelable operating leases with terms of 5 to 30 years. In addition to the minimum annual lease payment, most of these leases provide for contingent rentals based on operating results and require the payment of taxes, insurance and other costs applicable to the property.
Generally, these leases include renewal options for various periods at stipulated rates. Some leases also provide for escalating rent payments throughout the lease term. Deferred lease expenses of $9,811,038 and $11,580,629 at December 31, 1995 and 1996, respectively, have been provided to account for lease expenses on a straight-line basis, where lease payments are not made on such basis. Rent expense for the years ended December 31, 1994, 1995 and 1996, totaled $29,916,187, $31,273,367 and $34,841,041 respectively.

      Future minimum payments under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 1996, are due as follows:


1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $            34,012,608
1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    33,226,975
1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    32,908,418
2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    32,061,124
2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    32,167,331
Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   338,542,424
                                                                               -----------------------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $           502,918,880
                                                                               =======================


      After December 31, 1996, the Company entered into other lease agreements that are contingent on the lessors' obtaining financing and completing construction of theatre facilities. Upon satisfaction of the contingency, the agreements will require future minimum lease payments over 15 to 25 years estimated to be $139 million for nine theatre facilities in the United States, three theatres in Mexico and four theatres in Brazil.

      Employment  Agreements  -  As  of  December  31,  1996,  the  Company  has
employment   agreements  with  certain  principal  officers  and  a  shareholder providing for total minimum future annual payments as follows:


1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $            469,061
1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      515,967
1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      567,564
2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      624,320
2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      686,752
                                                                                 --------------------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $          2,863,664
                                                                                 ====================

      These employment agreements terminate on the earlier of death, permanent disability or December 31, 2001.

      Retirement Savings Plan - The Company has a 401(k) profit sharing plan for the benefit of all employees

                       CINEMARK USA, INC. AND SUBSIDIARIES
and makes contributions as determined annually by the Board of Directors. Contributions of $427,963, $415,121 and $613,213 were made in 1994, 1995 and
1996, respectively.

      Letters of Credit and Collateral - At December 31, 1996, the Company has outstanding letters of credit of $1,525,852 in connection with property and liability insurance coverage and certain lease matters. Certificates of deposit of $1,525,852 are pledged as collateral on the letters of credit.

      Litigation Settlement - In April 1996, the Company entered into a settlement agreement regarding litigation on the development of a proposed theatre. The Company recognized a gain of $3,667,646 net of expenses, as a result of the settlement.




10.   INCOME TAXES

      Income tax expense includes a benefit from the extraordinary loss on early extinguishment of debt of $6,057,922 and consists of the following:

                                                                              1994                    1995                    1996
                                                                              ----                    ----                    ----
Current:
   Federal - before utilization of credits                     $           5,543,239  $             8,927,814 $            3,909,114
   Utilization of tax credits                                               (987,000)              (1,908,821)
   State                                                                     997,859                1,869,378                749,017
                                                               ---------------------  ----------------------- ----------------------
                    Total current expense                                  5,554,098                8,888,371              4,658,131

Deferred:
   Temporary differences                                                     787,177                (466,356)              1,630,398
   Reestablished from utilization of
         tax credits                                                         727,000                1,679,390
                                                               ---------------------  ----------------------- ----------------------
                    Total deferred expense                                 1,514,177                1,213,034              1,630,398
                                                               ---------------------  ----------------------- ----------------------
                    Income tax expense                         $           7,068,275  $            10,101,405 $            6,288,529
                                                               =====================  ======================= ======================


      A reconciliation between income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income before income taxes follows:



                                                                                 1994                   1995                   1996
                                                                                 ----                   ----                   ----
Computed normal tax expense                                       $          4,925,882  $            8,139,788  $          4,031,450
Goodwill amortization, not deductible
          for tax purposes                                                     934,044                 361,647               363,044
State and local income taxes, net of federal
          income tax benefit                                                   711,226               1,151,411               501,887
Foreign subsidiaries losses not utilized
          currently                                                            445,872                 874,897               997,056
Benefit of net operating loss carryforwards
Computed normal tax expense  utilized currently                    $         (165,329)
Jobs tax credits                                                             (260,000)               (127,267)
Other - net                                                                   476,580                (299,071)              395,092
                                                                  -------------------- ----------------------  --------------------
                                                                  $         7,068,275  $           10,101,405  $          6,288,529
                                                                  ==================== ======================  ====================




      The tax effects of significant temporary differences and carryforwards comprising the net long-term deferred income tax liability at December 31, 1995 and 1996, consist of the following:



                                                                                          1995                      1996
                                                                                          ----                      ----
Deferred liabilities:
   Accelerated tax depreciation                                                  $           11,293,935  $               15,165,608
   Basis difference of assets acquired                                                          324,878                     220,610
   Other                                                                                        944,740                     473,371
                                                                                 ----------------------  --------------------------
                    Total                                                                    12,563,553                  15,859,589
Deferred assets:
   Deferred lease expense                                                                     3,799,182                   4,404,794
   Section 263(a) inventory adjustment                                                          715,632                   1,191,173
   Amortization of unearned compensation                                                      1,372,454                   1,461,548
   Self-insurance accruals                                                                    1,118,393                   1,233,432
   Asset Impairment loss                                                                                                    737,578
   Original issue discount                                                                                                  321,429
   Deferred gain on sale of interest rate swap                                                  117,909
   Tax operating loss carryforward for foreign subsidiaries                                   1,320,769                   2,317,825
   Valuation allowance - operating loss carryforward                                         (1,320,769)                 (2,317,825)
   Other expenses, not currently deductible for tax purposes                                  1,143,772                     583,026
                                                                                 ----------------------  --------------------------
                    Total                                                                     8,267,342                   9,932,980
                                                                                 ----------------------  --------------------------
   Net long-term deferred income tax liability                                   $            4,296,211  $                5,926,609
                                                                                 ======================  ==========================


11.  OTHER RELATED PARTY TRANSACTIONS


    Transactions with related companies are included in the Company's financial statements as follows:

                       CINEMARK USA, INC. AND SUBSIDIARIES

                                                                                        1994               1995                1996
                                                                                        ----               ----                ----
Facility lease expense - theatre and equipment
          leases with shareholder affiliates                              $          347,917 $          306,937  $           306,238
Interest expense - The Peble Corp. (Note 6)                                          118,094             83,989               17,457
Interest expense - an officer and shareholder
          of the Company (Note 6)                                                    115,149             81,515               17,414
Video game machine income - a subsidiary
          of Entertainment Amusements, Inc.(Note 12)                               1,157,105          1,394,467            1,745,731
Management fees - Movie Theatre Investors, Ltd. (Note 12)
          for property and theatre management services                               274,304            300,662              257,360
Management fees - Cinemark Theatres Alberta, Inc. (Note 12)
          for property and theatre management services                                64,426             74,928               97,073
Management fees - Cinemark Partners II, Ltd. (Note 12)
          for property and theatre management services                                                  171,500               59,467
Rental revenue - theatre lease with shareholder affiliate                                               200,000              250,000


     The majority shareholder and certain employees of the Company own a minority portion of both Cinemark Partners II, Ltd. and Movie Theatre Investors, Ltd.

      The Company leases a theatre facility to a relative of the Company's majority shareholder.


12.   INVESTMENTS IN AND ADVANCES TO AFFILIATES


      The Company has the following investments and advances to affiliates at December 31:



                                                                                             1995                    1996
                                                                                             ----                    ----
Cinemark Chile, S.A. - investment, at equity (Note 3)                                $           1,775,435 $              2,225,518
Entertainment Amusements, Inc. - investment,
          at equity                                                                                831,381                  521,926
Cinemark Theatres Alberta, Inc. - investment,
          at equity (Note 3)                                                                     1,408,228                1,848,316
Brainerd, Ltd. - partnership interest (Note 3)                                                                              571,633
Cinemark Argentina, S.A. (Note 3)                                                                                           606,144
Cinemark del Peru, S.A. (Note 3)                                                                                            137,586
Movie Theatre Investors, Ltd. - partnership interest                                                55,869                   55,869
Cinemark Partners II, Ltd - partnership interest                                                    83,000                   83,000
Other                                                                                              121,689
                                                                                     --------------------- ------------------------
                    Total                                                            $           4,275,602 $              6,049,992
                                                                                     ===================== ========================

                       CINEMARK USA, INC. AND SUBSIDIARIES

Other receivables at December 31 include amounts due from the following:



                                                                                              1995                    1996
                                                                                              ----                    ----
A subsidiary of Entertainment Amusements, Inc.                                       $     155,137           $     264,633
Movie Theatre Investors, Ltd.                                                              394,345               1,090,771
Cinemark Chile, S.A.                                                                        62,549                  46,654
Cinemark Partners II, Ltd.                                                                 614,620                 724,404
Related party rent receivable (Note 11)                                                    199,967                 449,940













13.   SUPPLEMENTAL CASH FLOW INFORMATION

      The following is provided as supplemental information to the consolidated statement of cash flows:



                                                                       1994                 1995                 1996
                                                                       ----                 ----                 ----
Interest paid                                                    $      17,477,121  $         19,864,594 $         17,928,251
                                                                 =================  ==================== ====================

Income taxes paid                                                $       5,520,885  $          7,195,765 $          4,974,320
                                                                 =================  ==================== ====================

Noncash investing and financing activities:
Note issued for stock of Funtime
   Entertainment, Inc.                                           $         500,000
Canceled note payable and accrued interest
   due to former owners for Funtime
   Pizza (Notes 3 and 6)                                                            $            552,192
Canceled investment, note receivable and
   accrued interest due from Funtime
   International, Inc. (Notes 3 and 4)                                                         2,291,837
Issued note receivable due from Funtime
   International, Inc. (Notes 3 and 4)                                                           445,224
Issued note receivable for sale of Funtime
   Pizza Two, Inc. stock and related assets                                                              $            400,000
Issued receivable due from sale of 2 Day Video, Inc. stock                                                            633,288
Issued note payable for purchase of treasury
   stock, less related taxes                                                                                          130,156
Retirement of Cinemark Mexico senior subordinated
   notes and issuance of new senior subordinated
   notes (Note 5)                                                                                                  22,400,000
Issuance of Cinemark Mexico senior subordinated
   notes for redeemed warrants (Notes 5 and 8)                                                                      1,339,400
Net effect of exchange of Cinemark Mexico senior
   subordinated notes and conversion of warrants to
   senior subordinated notes on additional paid-in
   capital (Notes 5 and 8)                                                                                            172,456

14.  JAPANESE JOINT VENTURE

      In March 1997, Cinemark International invested $6.5 million into a joint venture with Shochiku Co., Ltd., a Japanese distributor, exhibitor and producer of movies ("Shochiku") to develop state-of-the-art multiplex theatres in Japan. The joint venture will conduct its business through Shochiku Cinemark Theatres, which is 26.7% owned by Cinemark International, 26.7% owned by Shochiku, and 46.6% owned by a consortium of prominent Japanese companies. Shochiku Cinemark Theatres opened its first theatre (7 screens) in March 1997 and plans to begin construction of an additional theatre (12 screens) during 1997.

CINEMARK USA, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE A
CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 1996
-----------------------------------------------------------------------------------------------------------


                                                   Restricted   Cinemark Int'l
                                                     Group          Group
ASSETS                                                                         Eliminations  Consolidated

CURRENT ASSETS:
   Cash and cash equivalents                     $    3,056,375 $   11,024,851 $          - $    14,081,226
   Temporary cash investments                                          301,408                      301,408
   Inventories                                        1,187,268        109,055                    1,296,323
   Other current assets                              12,147,847      3,312,533   (4,189,927)     11,270,453
                                                 -------------- -------------------------------------------

      Total current assets                           16,391,490     14,747,847   (4,189,927)     26,949,410

THEATRE PROPERTIES AND EQUIPMENT - Net              350,549,600     26,871,320                  377,420,920

OTHER ASSETS:
   Certificates of deposit                            1,525,852                                   1,525,852
   Investments in and advances to affiliates         14,838,634      4,817,563  (13,606,205)      6,049,992
   Intangible assets - net                            7,732,399                  (2,315,350)      5,417,049
   Deferred charges and other - net                  11,767,041      3,775,203                   15,542,244
                                                 -------------- -------------------------------------------

      Total other assets                             35,863,926      8,592,766  (15,921,555)     28,535,137
                                                 -------------- -------------------------------------------

TOTAL                                            $  402,805,016 $   50,211,933$ (20,111,482)$   432,905,467
                                                 ============== ===========================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term liabilities      $    1,002,313  $          -  $          - $     1,002,313
   Accounts payable, accrued expenses and other
     current liabilities                             55,135,724      7,768,671   (3,934,972)     58,969,423
                                                 -------------- -------------------------------------------

      Total current liabilities                      56,138,037      7,768,671   (3,934,972)     59,971,736

LONG-TERM LIABILITIES:
   Long term debt, less current portion             270,842,742     25,710,900                  296,553,642
   Deferred lease expenses                           11,248,587        332,042                   11,580,629
   Other long-term liabilities                          769,657                                     769,657
   Deferred income taxes                              6,081,205        100,359     (254,955)      5,926,609
                                                 -------------- -------------------------------------------

      Total long-term liabilities                   288,942,191     26,143,301     (254,955)    314,830,537

MINORITY INTERESTS IN SUBSIDIARIES                      362,176        378,406                      740,582

SHAREHOLDERS' EQUITY:
   Common stock                                      49,536,725          1,000       (1,000)     49,536,725
   Additional paid-in capital                         9,182,880     31,014,208  (31,014,208)      9,182,880
   Unearned compensation - stock options            (2,434,717)                                 (2,434,717)
   Retained earnings (deficit)                       32,391,591    (3,937,978)     3,937,978     32,391,591
   Treasury stock                                  (20,184,416)                                (20,184,416)
   Cumulative foreign currency
        translation adjustment                     (11,129,451)   (11,155,675)    11,155,675   (11,129,451)
                                                 -------------- -------------------------------------------

      Total shareholders' equity                     57,362,612     15,921,555  (15,921,555)     57,362,612
                                                 -------------- -------------------------------------------

TOTAL                                            $  402,805,016 $   50,211,933$ (20,111,482)$   432,905,467
                                                 ============== ===========================================

Note:  "Restricted Group" and "Cinemark International Group" are defined in the   Indenture (Section 4.02) for the
Senior Notes dated June 10, 1992.

CINEMARK USA, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE B
CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
YEAR ENDED DECEMBER 31, 1996

                                              Restricted       Cinemark Int'l
                                                 Group              Group
                                                                                    Eliminations      Consolidated



REVENUES                                        $320,132,158         $22,376,485         ($777,713)      $341,730,930

COSTS AND EXPENSES:
   Cost of operations                            243,847,698          18,290,341                          262,138,039
   General and administrative expenses            20,631,921           3,632,322          (777,713)        23,486,530
   Depreciation and amortization                  20,185,109           1,750,432          (136,868)        21,798,673
                                           ----------------- ------------------- ------------------ -----------------

      Total                                      284,664,728          23,673,095          (914,581)       307,423,242
                                           ----------------- ------------------- ------------------ -----------------

OPERATING INCOME (LOSS)                           35,467,430         (1,296,610)            136,868        34,307,688

OTHER INCOME (EXPENSE):
   Interest expense                             (16,570,723)         (2,980,932)                         (19,551,655)
   Amortization of debt issue cost and discount    (583,270)           (241,473)                            (824,743)
   Equity in income (loss) of affiliates         (2,391,464)             599,228          2,154,679           362,443
   Other income, net                              10,942,743           1,581,694                           12,524,437
   Minority interests in subsidiaries               (83,666)             227,957                              144,291
                                           ----------------- ------------------- ------------------ -----------------

      Total                                      (8,686,380)           (813,526)          2,154,679       (7,345,227)
                                           ----------------- ------------------- ------------------ -----------------

INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                         26,781,050         (2,110,136)          2,291,547        26,962,461

INCOME TAXES                                      12,165,040             181,411                           12,346,451
                                           ----------------- ------------------- ------------------ -----------------

INCOME (LOSS) BEFORE                              14,616,010         (2,291,547)          2,291,547        14,616,010
EXTRAORDINARY ITEMS

EXTRAORDINARY ITEMS:
   Loss on early extinguishments of debt, net
of income tax benefit of $6,057,922
                                                 (9,386,111)                                              (9,386,111)
                                           ----------------- ------------------- ------------------ -----------------

NET INCOME (LOSS)                                 $5,229,899        ($2,291,547)         $2,291,547        $5,229,899
                                           ================= =================== ================== =================


Note:  "Restricted Group" and "Cinemark International Group" are defined in the   Indenture (Section 4.02) for the Senior Notes
dated June 10, 1992.

CINEMARK USA, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE C
CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 1996
================================================================================================================================


                                                                Restricted     Cinemark Int'l
                                                                  Group            Group           Eliminations     Consolidated


OPERATIONS:
Net income (loss)                                                  $5,229,899     ($2,839,297)       $2,839,297       $5,229,899
Loss on early extinguishment of debt                               15,444,033                                         15,444,033
Noncash items in net income (loss):
   Depreciation                                                    16,887,679        1,746,028                        18,633,707
   Amortization - intangibles and other assets                      3,849,658          106,672        (136,868)        3,819,462
   Deferred lease expenses                                          2,069,727          130,127                         2,199,854
   Deferred income tax expense                                      1,530,039          100,359                         1,630,398
   Debt issued for accrued interest                                    34,871        1,971,500                         2,006,371
   Amortization of debt discount                                       31,042          139,205                           170,247
   Amortized compensation - stock options                           1,324,856                                          1,324,856
   Gain on sale of assets                                         (7,527,224)        (233,550)                       (7,760,774)
   Equity in (income) loss of affiliates                            3,076,082        (599,228)      (2,839,297)        (362,443)
   Minority interest in income (loss) of subsidiaries                  83,666        (227,957)                         (144,291)
Cash used for operating working capital                            14,037,692        3,163,176        (638,154)       16,562,714
                                                             ---------------- ---------------- ---------------------------------

      Net cash from operations                                     56,072,020        3,457,035        (775,022)       58,754,033

INVESTING ACTIVITIES:
   Additions to theatre properties and equipment                (167,788,339)     (10,164,942)                     (177,953,281)
   Sale of theater properties and equipment                           206,537                                            206,537
   Proceeds from 2 Day Video Inc. sale                              9,439,466                                          9,439,466
   Proceeds from affiliate sale                                                        781,300                           781,300
   Decrease in certificates of deposit                                297,102                                            297,102
   Increase  in temporary cash investments                                            (26,282)                          (26,282)
   Increase in investments in and advances to affiliate          (10,802,381)        (912,983)       10,000,000      (1,715,364)
   Decrease (increase) in other assets                            (9,022,874)          433,912          136,868      (8,452,094)
                                                             ---------------- ---------------- ---------------------------------

      Net cash used for investing activities                    (177,670,489)      (9,888,995)       10,136,868    (177,422,616)

FINANCING ACTIVITIES:
   Issuance of Senior Subordinated Notes                          199,106,000                                        199,106,000
   Retirement of Senior Notes                                   (123,370,000)                                      (123,370,000)
   Repurchase premium on retired Senior Notes                    (12,371,954)                                       (12,371,954)
   Increase in long-term debt                                      97,510,000                                         97,510,000
   Reductions of long-term debt                                  (77,530,536)                                       (77,530,536)
   Payment on notes payable to related parties                    (2,086,513)        (638,154)          638,154      (2,086,513)
   Decrease in theater developement advance                         (356,046)                                          (356,046)
   Minority investment in subsidiaries, net                         (677,889)                                          (677,889)
   Issuance of common stock to Cypress                             38,567,063                                         38,567,063
   Common stock issued for options exercised                          900,013                                            900,013
   Cinemark USA investment in Cinemark International                                10,000,000     (10,000,000)
                                                             ---------------- ---------------- ---------------------------------

      Net cash from financing activities                          119,690,138        9,361,846      (9,361,846)      119,690,138

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                              (590,053)                         (590,053)
                                                             ---------------- ---------------- ---------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (1,908,331)        2,339,833                0          431,502

CASH AND CASH EQUIVALENTS:
   Beginning of period                                              4,964,706        8,685,018                        13,649,724
                                                             ---------------- ---------------- ---------------------------------

   End of period                                                   $3,056,375      $11,024,851                       $14,081,226
                                                             ================ ================ =================================


Note: "Restricted Group" and "Cinemark International Group" are defined in the Indenture (Section 4.02) for the Senior Notes dated June 10, 1992.

                                    EXHIBITS

                                       TO

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       FOR

                               CINEMARK USA, INC.

                              FOR FISCAL YEAR ENDED
                                DECEMBER 31, 1996

                                  Exhibit Index



                                                                                         Page Number or
Exhibit                                                                                  Incorporation by
Number         Description                                                               Reference to
------         -----------                                                               ------------
3.1(a)         Amended and Restated Articles of Incorporation of the Company             Exhibit 3.1(a) to the
               filed with the Texas Secretary of State on June 3, 1992                   Company's Annual
                                                                                         Report (file 33-
                                                                                         47040) on Form 10-K
                                                                                         filed March 31, 1993
3.1(b)         Articles of Merger filed with the Texas Secretary of State on             Exhibit 3.1(b) to the
               June 27, 1988 merging Gulf Drive-In Theatres, Inc. and                    Company's
               Cinemark of Louisiana, Inc. into the Company                              Registration
                                                                                         Statement (file 33-
                                                                                         47040) on Form S-1
                                                                                         filed on April 9,
                                                                                         1992
3.1(c)         Articles of Merger filed with the Texas Secretary of State                Exhibit 3.1(d) to the
               dated October 27, 1989 merging Premiere Cinemas Corp. into                Company's
               the Company                                                               Registration
                                                                                         Statement (file 33-
                                                                                         47040) on Form S-1
                                                                                         filed on April 9,
                                                                                         1992
3.1(d)         Articles of Merger filed with the Texas Secretary of State                Exhibit 3.1(e) to the
               dated October 27, 1989 merging Tri-State Entertainment                    Company's
               Incorporated into the Company                                             Registration
                                                                                         Statement (file 33-
                                                                                         47040) on Form S-1
                                                                                         filed on April 9,
                                                                                         1992
3.1(e)         Articles of Merger filed with the Texas Secretary of State on             Exhibit 3.1(f) to the
               December 27, 1990 merging Cinema 4, Inc. into the Company                 Company's
                                                                                         Registration
                                                                                         Statement (file 33-
                                                                                         47040) on form S-1
                                                                                         filed on April 9,
                                                                                         1992
3.1(f)         Articles of Merger filed with the Texas Secretary of State on             Exhibit 3.1(f) to the
               December 27, 1990 merging Cinema 4, Inc. into the Company                 Company's Annual
                                                                                         Report (file 33-
                                                                                         47040) on Form 10-K
                                                                                         filed March 31, 1993
3.2(a)         Bylaws of the Company, as amended                                         Exhibit 3.2 to the
                                                                                         Company's
                                                                                         Registration
                                                                                         Statement (file 33-
                                                                                         47040) on Form S-1
                                                                                         filed on April 9,
                                                                                         1992
3.2(b)         Amendment to Bylaws of the Company dated March 12, 1996                   Exhibit 3.2(b) to the
                                                                                         Company's
                                                                                         Registration
                                                                                         Statement (file 333-
                                                                                         11895) on Form S-4
                                                                                         filed September 13,
                                                                                         1996.
4.2            Indenture dated August 15, 1996 between the Company and U.S.              Exhibit 4.2 to the
               Trust Company of Texas, N.A. governing the Subordinated                   Company's
               Notes, with a form of Subordinated Note attached                          Registration

                                                                                         Statement
                                                                                         (file
                                                                                         333-
                                                                                         11895)
                                                                                         on
                                                                                         Form
                                                                                         S-4
                                                                                         filed
                                                                                         September
                                                                                         13,
                                                                                         1996.






                                                                                         Page Number or
Exhibit                                                                                  Incorporation by
Number         Description                                                               Reference to
4.3(a)         Indenture for Senior Notes, with form of Senior Note                      Exhibit 4.1 to the
               attached.                                                                 Company's Annual
                                                                                         Report (file 33-
                                                                                         47040) on Form 10-K
                                                                                         filed March 31, 1993.
4.3(b)         First Supplemental Indenture dated August 9, 1996 to                      Page ____
               Indenture for Senior Notes
10.1(a)        Stock Pledge Agreement.                                                   Exhibit 4.1(b) to the

                                                                                         Company's
                                                                                         Annual
                                                                                         Report
                                                                                         (file
                                                                                         33-
                                                                                         47040)
                                                                                         on
                                                                                         Form
                                                                                         10-K
                                                                                         filed
                                                                                         March
                                                                                         31,
                                                                                         1993.
10.1(b)        Amendment to Stock Pledge Agreement dated June 28, 1993 in                Exhibit 4.1(c) to the
               favor of the Trustee pledging the shares of capital stock of              Company's Annual
               ENT Holdings, Inc.                                                        Report (file 33-
                                                                                         47040) on Form 10-K
                                                                                         filed March 31, 1994
10.1(c)        Amendment to Stock Pledge Agreement dated July 12, 1993 in                Exhibit 4.1(d) to the
               favor of Trustee pledging the shares of capital stock of 2                Company's Annual
               Day Video, Inc.                                                           Report (file 33-
                                                                                         47040) on Form 10-K
                                                                                         filed March 31, 1994
10.1(d)        Amendment to Stock Pledge Agreement dated October 14, 1993 in             Exhibit 4.1(e) to the
               favor of Trustee pledging the shares of capital stock of                  Company's Annual
               Cinema Management Group, Inc.                                             Report (file 33-
                                                                                         47040) on Form 10-K
                                                                                         filed March 31, 1994
10.1(e)        Amendment to Stock Pledge Agreement dated September 13, 1993              Exhibit 4.1(f) to the
               in favor of Trustee pledging the limited partnership                      Company's Annual
               interests of Tinseltown Equities, Inc.                                    Report (file 33-
                                                                                         47040) on Form 10-K
                                                                                         filed March 31, 1994
10.1(f)        Amendment to Stock Pledge Agreement dated February 8, 1994 in             Exhibit 4.1(g) to the
               favor of Trustee pledging the shares of capital stock of                  Company's Annual
               Sunnymead Cinema Corp.                                                    Report (file 33-
                                                                                         47040) on Form 10-K
                                                                                         filed March 31, 1994
10.1(g)        Amendment to Stock Pledge Agreement dated February 8, 1994 in             Exhibit 4.1(h) to the
               favor of Trustee pledging shares of the capital stock of                  Company's Annual
               Sunnymead Cinema Corp.                                                    Report (file 33-
                                                                                         47040) on Form 10-K
                                                                                         filed March 29, 1995
10.1(h)        Amendment to Stock Pledge Agreement dated July 26, 1994 in                Exhibit 4.1(i) to the
               favor of Trustee pledging shares of the capital stock of                  Company's Annual
               Cinemark Partners I, Inc.                                                 Report (file 33-
                                                                                         47040) on Form 10-K
                                                                                         filed March 29, 1995
10.1(i)        Amendment to Stock Pledge Agreement dated August 4, 1994 in               Exhibit 4.1(j) to the
               favor of Trustee pledging shares of the capital stock of 2                Company's Annual
               Day Video, Inc.                                                           Report (file 33-
                                                                                         47040) on Form 10-K
                                                                                         filed March 29, 1995
10.1(j)        Amendment to Stock Pledge Agreement dated September 12, 1994              Exhibit 4.1(k) to the
               in favor of Trustee pledging the general and limited                      Company's Annual
               partnership interests in Laredo Theatre, Ltd.                             Report (file 33-
                                                                                         47040) on Form 10-K
                                                                                         filed March 29, 1995






                                                                                         Page Number or
Exhibit                                                                                  Incorporation by
Number         Description                                                               Reference to
------         -----------                                                               ------------
10.2           Promissory Note dated September 4, 1987 executed by The                   Exhibit 10.5 to the
               Pebble Group, Ltd. in the original principal amount of                    Company's
               $700,000 payable to Citizens Savings and Loan, and assumed by             Registration
               the Company.                                                              Statement (file 33-
                                                                                         47040) on Form S-1
                                                                                         filed on April 9,
                                                                                         1992.
10.3           Management Agreement dated as of March 1, 1991 between Movie              Exhibit 10.6(a) to
               Theatre Investors, Ltd. and the Company.                                  the Company's

                                                                                         Registration
                                                                                         Statement
                                                                                         (file
                                                                                         33-
                                                                                         47040)
                                                                                         on
                                                                                         Form
                                                                                         S-1
                                                                                         filed
                                                                                         on
                                                                                         April
                                                                                         9,
                                                                                         1992.
10.4(a)        Management Agreement dated as of March 1, 1991 between Movie              Exhibit 10.6(b) to
               Theatre Investors, Ltd. and the Company.                                  the Company's

                                                                                         Registration
                                                                                         Statement
                                                                                         (file
                                                                                         33-
                                                                                         47040)
                                                                                         on
                                                                                         Form
                                                                                         S-1
                                                                                         filed
                                                                                         on
                                                                                         April
                                                                                         9,
                                                                                         1992.
10.4(b)        Management Agreement between the Company and Cinemark II,                 Exhibit 10.6(c) to
               Inc. ("Cinemark II") dated as of June 10, 1992.                           the Company's Annual

                                                                                         Report
                                                                                         (file
                                                                                         33-
                                                                                         47040)
                                                                                         on
                                                                                         Form
                                                                                         10-K
                                                                                         filed
                                                                                         March
                                                                                         31,
                                                                                         1993.
10.4(c)        First Amendment to Management Agreement effective as of                   Exhibit 10.6(e) to
               December 2, 1991 among the Company, Movie Theatre Holdings,               the Company's
               Inc. and E. William Savage                                                Registration
                                                                                         Statement (file 33-
                                                                                         47040) on Form S-1
                                                                                         filed on April 9,
                                                                                         1992

10.4(d)        Management Agreement, dated as of July 28, 1993, between the              Exhibit 10.7 to
               Company and Cinemark Mexico (USA).                                        Cinemark Mexico
                                                                                         (USA)'s Registration
                                                                                         Statement (file 33-
                                                                                         72114) on Form S-4
                                                                                         filed on November 24,
                                                                                         1994.
10.4(e)        Management Agreement, dated as of September 10, 1992, between             Exhibit 10.8 to
               the Company and Cinemark de Mexico.                                       Cinemark Mexico

                                                                                         (USA)'s
                                                                                         Registration
                                                                                         Statement
                                                                                         (file
                                                                                         33-
                                                                                         72114)
                                                                                         on
                                                                                         Form
                                                                                         S-4
                                                                                         filed
                                                                                         on
                                                                                         November
                                                                                         24,
                                                                                         1994.
10.4(f)        Management Agreement dated December 10, 1993 between   Laredo             Exhibit 10.14(b) to
               Joint Venture and the Company.                                            the Company's Annual

                                                                                         Report
                                                                                         (file
                                                                                         33-
                                                                                         47040)
                                                                                         on
                                                                                         form
                                                                                         10-K
                                                                                         filed
                                                                                         March
                                                                                         31,
                                                                                         1994.
10.4(g)        Management Agreement dated September 1, 1994 between Cinemark             Exhibit 10.4(i) to
               Partners II, Ltd. and the Company.                                        the Company's Annual

                                                                                         Report
                                                                                         (file
                                                                                         33-
                                                                                         47040)
                                                                                         on
                                                                                         Form
                                                                                         10-K
                                                                                         filed
                                                                                         March
                                                                                         29,
                                                                                         1995.
10.5           Agreement Regarding Right of First Refusal dated March 28,                Exhibit 10.10 to
               1991 between the Company and Movie Theatre Investors, Ltd.                CUSA's Registration

                                                                                         Statement
                                                                                         (file
                                                                                         33-
                                                                                         47040)
                                                                                         on
                                                                                         Form
                                                                                         S-1
                                                                                         filed
                                                                                         on
                                                                                         April
                                                                                         9,
                                                                                         1992.






                                                                                         Page Number or
Exhibit                                                                                  Incorporation by
Number         Description                                                               Reference to
------         -----------                                                               ------------
10.6(a)        Employment Agreement dated as of October 17, 1991 between the             Exhibit 10.11(a) to
               Company and Lee Roy Mitchell.                                             the Company's
                                                                                         Registration
                                                                                         Statement (file 33-
                                                                                         47040) on Form S-1
                                                                                         filed on April 9,
                                                                                         1992.
10.6(b)        First Amendment to Employment Agreement dated as of April 7,              Exhibit 10.11(b) to
               1992 between the Company and Lee Roy Mitchell.                            the Company's

                                                                                         Registration
                                                                                         Statement
                                                                                         (file
                                                                                         33-
                                                                                         47040)
                                                                                         on
                                                                                         Form
                                                                                         S-1
                                                                                         filed
                                                                                         on
                                                                                         April
                                                                                         9,
                                                                                         1992.
10.6(c)        Employment Agreement dated as of October 17, 1991 between the             Exhibit 10.11(c) to
               Company and Tandy Mitchell.                                               the Company's
                                                                                         Registration
                                                                                         Statement (file 33-
                                                                                         47040) on Form S-1
                                                                                         filed on April 9,
                                                                                         1992.
10.6(d)        First Amendment to Employment Agreement dated as of April 7,              Exhibit 10.11(d) to
               1992 between the Company and Tandy Mitchell.                              the Company's

                                                                                         Registration
                                                                                         Statement
                                                                                         (file
                                                                                         33-
                                                                                         47040)
                                                                                         on
                                                                                         Form
                                                                                         S-1
                                                                                         filed
                                                                                         on
                                                                                         April
                                                                                         9,
                                                                                         1992.
10.6(e)        Second Amendment to Employment Agreement between the Company              Exhibit 10.11(e) to
               and Lee Roy Mitchell dated as of June 10, 1992.                           the Company's Annual

                                                                                         Report
                                                                                         (file
                                                                                         33-
                                                                                         47040)
                                                                                         on
                                                                                         Form
                                                                                         10-K
                                                                                         filed
                                                                                         March
                                                                                         31,
                                                                                         1993.
10.7(a)        1991 Nonqualified Stock Option Plan of Cinemark USA, Inc.                 Exhibit 10.14 to the
                                                                                         Company's
                                                                                         Registration
                                                                                         Statement (file 33-
                                                                                         47040) on Form S-1
                                                                                         filed on April 9,
                                                                                         1992.
10.7(b)        Cinemark Mexico Nonqualified Stock Option Plan.                           Exhibit 10.9 to
                                                                                         Cinemark Mexico
                                                                                         (USA)'s Registration
                                                                                         Statement (file 33-
                                                                                         72114) on Form S-4
                                                                                         filed on November 24,
                                                                                         1994.
10.9(a)        License Agreement dated as of July 23, 1990 between the                   Exhibit 10.18(a) to
               Company and Movie Theatre Investors, Ltd.                                 the Company's
                                                                                         Registration
                                                                                         Statement (file 33-
                                                                                         47040) on Form S-1
                                                                                         filed on April 9,
                                                                                         1992.
10.9(b)        License Agreement dated December 10, 1993 between Laredo                  Exhibit 10.14(c) to
               Joint Venture and the Company.                                            the Company's Annual
                                                                                         Report (file 33-
                                                                                         47040) on Form 10-K
                                                                                         filed March 31, 1994
10.9(c)        License Agreement dated September 1, 1994 between Cinemark                Exhibit 10.10(c) to
               Partners II, Ltd. and the Company.                                        the Company's Annual

                                                                                         Report
                                                                                         (file
                                                                                         33-
                                                                                         47040)
                                                                                         on
                                                                                         Form
                                                                                         10-K
                                                                                         filed
                                                                                         March
                                                                                         29,
                                                                                         1995.






                                                                                         Page Number or
Exhibit                                                                                  Incorporation by
Number         Description                                                               Reference to
------         -----------                                                               ------------
10.10(a)       Tax Sharing Agreement between the Company and Cinemark II                 Exhibit 10.22 to the
               dated as of June 10, 1992.                                                Company's Annual
                                                                                         Report (file 33-
                                                                                         47040) on Form 10-K
                                                                                         filed March 31, 1993.
10.10(b)       Tax Sharing Agreement dated as of July 28, 1993, between the              Exhibit 10.10 to
               Company and Cinemark Mexico (USA).                                        Cinemark Mexico

                                                                                         (USA)'s
                                                                                         Registration
                                                                                         Statement
                                                                                         (33-72114)
                                                                                         on
                                                                                         Form
                                                                                         S-4
                                                                                         filed
                                                                                         on
                                                                                         November
                                                                                         24,
                                                                                         1994.
10.11(a)       Indemnification Agreement between the Company and Lee Roy                 Exhibit 10.23(a) to
               Mitchell dated as of July 13, 1992.                                       the Company's Annual

                                                                                         Report
                                                                                         (file
                                                                                         33-
                                                                                         47040)
                                                                                         on
                                                                                         Form
                                                                                         10-K
                                                                                         filed
                                                                                         March
                                                                                         31,
                                                                                         1993.
10.11(b)       Indemnification Agreement between the Company and Tandy                   Exhibit 10.23(b) to
               Mitchell dated as of July 13, 1992.                                       the Company's Annual

                                                                                         Report
                                                                                         (file
                                                                                         33-
                                                                                         47040)
                                                                                         on
                                                                                         Form
                                                                                         10-K
                                                                                         filed
                                                                                         March
                                                                                         31,
                                                                                         1993.
10.11(c)       Indemnification Agreement between the Company and Alan W.                 Exhibit 10.23(d) to
               Stock dated as of July 13, 1992.                                          the Company's Annual

                                                                                         Report
                                                                                         (file
                                                                                         33-
                                                                                         47040)
                                                                                         on
                                                                                         Form
                                                                                         10-K
                                                                                         filed
                                                                                         March
                                                                                         31,
                                                                                         1993.
10.11(d)       Indemnification Agreement between the Company and W. Bryce                Exhibit 10.23(f) to
               Anderson dated as of July 13, 1992.                                       the Company's Annual

                                                                                         Report
                                                                                         (file
                                                                                         33-
                                                                                         47040)
                                                                                         on
                                                                                         Form
                                                                                         10-K
                                                                                         filed
                                                                                         March
                                                                                         31,
                                                                                         1993.
10.11(e)       Indemnification Agreement between the Company and Sheldon I.              Exhibit 10.23(g) to
               Stein dated as of July 13, 1992.                                          the Company's Annual

                                                                                         Report
                                                                                         (file
                                                                                         33-
                                                                                         47040)
                                                                                         on
                                                                                         Form
                                                                                         10-K
                                                                                         filed
                                                                                         March
                                                                                         31,
                                                                                         1993.
10.11(f)       Indemnification Agreement between the Company and Heriberto               Exhibit 10.13(f) to
               Guerra dated as of December 3, 1993                                       the Company's

                                                                                         Registration
                                                                                         Statement
                                                                                         (file
                                                                                         333-
                                                                                         11895)
                                                                                         on
                                                                                         Form
                                                                                         S-4
                                                                                         filed
                                                                                         September
                                                                                         13,
                                                                                         1996.
10.11(g)       Indemnification Agreement between the Company and Gary R.                 Exhibit 10.13(g) to
               Gibbs dated as of July 19, 1995.                                          the Company's

                                                                                         Registration
                                                                                         Statement
                                                                                         (file
                                                                                         333-
                                                                                         11895)
                                                                                         on
                                                                                         Form
                                                                                         S-4
                                                                                         filed
                                                                                         September
                                                                                         13,
                                                                                         1996.
10.12(a)       Credit Agreement dated as of December 12, 1996 among the                  Page ______
               Company, the Banks and the Agent.
10.12(b)       Pledge Agreement dated as of December 12, 1996 executed by                Page ______
               the pledgors listed on the signature page thereto for the
               benefit of the Agent and the Banks.
10.12(c)       Note of the Company dated as of December 12, 1996 in the                  Page ______
               original principal amount of $50,000,000 payable to the order of Bank of America National Trust and Savings Association
10.12(d)       Note of the Company dated as of December 12, 1996 in the                  Page ______
               original principal amount of $35,000,000 payable to the order of NationsBank of Texas, N.A.






                                                                                         Page Number or
Exhibit                                                                                  Incorporation by
Number         Description                                                               Reference to
------         -----------                                                               ------------
10.12(e)       Note of the Company dated as of December 12, 1996 in the                  Page ______
               original principal amount of $20,000,000 payable to the order of First National Bank of Boston
10.12(f)       Note of the Company dated as of December 12, 1996 in the                  Page ______
               original principal amount of $15,000,000 payable to the order of Fleet Bank, N.A.
10.12(g)       Note of the Company dated as of December 12, 1996 in the                  Page ______
               original principal amount of $15,000,000 payable to the order of The Fuji Bank, Limited
10.12(h)       Note of the Company dated as of December 12, 1996 in the                  Page ______
               original principal amount of $25,000,000 payable to the order of Bank of New York
10.12(i)       Note of the Company dated as of December 12, 1996 in the                  Page ______
               original principal amount of $25,000,000 payable to the order of CIBC Inc.
10.12(j)       Note of the Company dated as of December 12, 1996 in the                  Page ______
               original principal amount of $20,000,000 payable to the order of Bank of Nova Scotia
10.12(k)       Note of the Company dated as of December 12, 1996 in the                  Page ______
               original principal amount of $20,000,000 payable to the order of Comerica Bank-Texas
10.13(a)       Letter Agreements with directors of the Company regarding                 Exhibit 10.15 to the
               stock options.                                                            Company's Annual
                                                                                         Report (file 33-
                                                                                         47040) on Form 10-K
                                                                                         filed March 31, 1993.
10.13(b)       Letter Agreements with directors of the Company amending                  Exhibit 10.15(b) to
               stock options                                                             the Company's

                                                                                         Registration
                                                                                         Statement
                                                                                         (file
                                                                                         333-
                                                                                         11895)
                                                                                         on
                                                                                         Form
                                                                                         S-4
                                                                                         filed
                                                                                         September
                                                                                         13,
                                                                                         1996.
10.14(a)       Indenture, dated as of July 30, 1993, among Cinemark Mexico               Exhibit 4.1 to
               (USA), Cinemark de Mexico, as Guarantor, and United States                Cinemark Mexico
               Trust Company of New York, as trustee, relating to the Senior             (USA)'s Registration
               Subordinated Notes.                                                       Statement (file 33-
                                                                                         72114) on Form S-4
                                                                                         filed on November 24,
                                                                                         1994.
10.14(b)       First Supplemental Indenture dated May 2, 1994 among Cinemark             Exhibit 4.4 to
               Mexico (USA), Cinemark de Mexico and United States Trust                  Cinemark Mexico
               Company of New York, as Trustee.                                          (USA)'s Annual Report
                                                                                         (file 33-72114) on
                                                                                         Form 10-K filed March
                                                                                         31, 1994.
10.14(c)       Second Supplemental Indenture dated August 30, 1995 among                 Exhibit 10.16(c) to
               Cinemark Mexico (USA), Cinemark de Mexico and United States               the Company's
               Trust Company of New York, as Trustee                                     Registration

                                                                                         Statement
                                                                                         (file
                                                                                         333-
                                                                                         11895)
                                                                                         on
                                                                                         Form
                                                                                         S-4
                                                                                         filed
                                                                                         September
                                                                                         13,
                                                                                         1996.
10.14(d)       Third Supplemental Indenture dated September 30, 1996 among               Page ______
               Cinemark Mexico (USA), Cinemark de Mexico and United States
               Trust Company of New York, as Trustee






                                                                                         Page Number or
Exhibit                                                                                  Incorporation by
Number         Description                                                               Reference to
10.14(e)       Purchase Agreement, dated as of July 30, 1993, among Cinemark             Exhibit 4.2 to
               Mexico (USA), Cinemark de Mexico and each of the purchasers               Cinemark Mexico
               of the Series A Notes named on the signature pages thereof                (USA)'s Registration
               (the "Purchasers").                                                       Statement (file 33-
                                                                                         72114) on Form S-4
                                                                                         filed on November 24,
                                                                                         1994.
10.14(f)       Registration Rights Agreement, dated as of July 30, 1993,                 Exhibit 4.3 to
               among Cinemark Mexico (USA), Cinemark de Mexico and the                   Cinemark Mexico
               Purchasers of the Series A Notes.                                         (USA)'s Registration

                                                                                         Statement
                                                                                         (file
                                                                                         33-
                                                                                         72114)
                                                                                         on
                                                                                         Form
                                                                                         S-4
                                                                                         filed
                                                                                         on
                                                                                         November
                                                                                         24,
                                                                                         1994.
10.14(g)       Warrant Registration Rights Agreement, dated as of July 30,               Exhibit 10.1 to
               1993, among Cinemark Mexico (USA), Cinemark II, New Wave                  Cinemark Mexico
               Investments A.V.V. ("New Wave") and the purchasers of the                 (USA)'s Registration
               warrants named on the signature pages thereof.                            Statement (file 33-
                                                                                         72114) on Form S-4
                                                                                         filed on November 24,
                                                                                         1994.
10.14(h)       Warrant Certificates.                                                     Exhibit 10.2 to
                                                                                         Cinemark Mexico
                                                                                         (USA)'s Registration
                                                                                         Statement (file 33-
                                                                                         72114) on Form S-4
                                                                                         filed on November 24,
                                                                                         1994.
10.14(i)       Purchase Agreement dated May 6, 1994 among Cinemark Mexico                Exhibit 4.5 to
               (USA), Cinemark de Mexico and each of the purchasers of the               Cinemark Mexico
               Series C Notes named on the registration pages thereto.                   (USA)'s Annual Report
                                                                                         (file 33-72114) on
                                                                                         Form 10-K filed on
                                                                                         March 31, 1995
10.14(j)       Subscription Agreement dated as of December 31, 1994 between              Exhibit 10.4(a) to
               the Company and Cinemark International.                                   Cinemark Mexico
                                                                                         (USA)'s Annual Report
                                                                                         (file 33-72114) on
                                                                                         Form 10-K filed March
                                                                                         31, 1995
10.14(k)       Subscription Agreement dated June 1, 1995 among Cinemark                  Exhibit 10.16(j) to
               Mexico (USA) and Cinemark International                                   the Company's

                                                                                         Registration
                                                                                         Statement
                                                                                         (file
                                                                                         333-
                                                                                         11895)
                                                                                         on
                                                                                         Form
                                                                                         S-4
                                                                                         filed
                                                                                         September
                                                                                         13,
                                                                                         1996.
10.14(l)       Purchase Agreement dated August 30, 1995 among Cinemark                   Exhibit 10.16(k) to
               Mexico (USA) and the purchasers thereto                                   the Company's

                                                                                         Registration
                                                                                         Statement
                                                                                         (file
                                                                                         333-
                                                                                         11895)
                                                                                         on
                                                                                         Form
                                                                                         S-4
                                                                                         filed
                                                                                         September
                                                                                         13,
                                                                                         1996.
10.14(m)       Warrant Certificates                                                      Exhibit 10.16(l) to
                                                                                         the Company's
                                                                                         Registration
                                                                                         Statement (file 333-
                                                                                         11895) on Form S-4
                                                                                         filed September 13,
                                                                                         1996.






                                                                                         Page Number or
Exhibit                                                                                  Incorporation by
Number         Description                                                               Reference to
------         -----------                                                               ------------
10.15          Senior Secured Credit Agreement dated December 4, 1995 among              Exhibit 10.18 to the
               Cinemark II, Cinemark Mexico (USA) and Cinemark de Mexico                 Company's Annual
                                                                                         Report (file 33-
                                                                                         47040) on Form 10-K
                                                                                         filed April 1, 1996
10.16          Shareholders' Agreement dated March 12, 1996 among the                    Exhibit 10.19(b) to
               Company, Mr. Mitchell, Cypress Merchant Banking Partners                  the Company's Annual
               L.P., Cypress Pictures Ltd. and Mr. Mitchell and Mr. Don Hart             Report (file 33-
               as Co-Trustees of certain trusts signatory thereto                        47040) on Form 10-K
                                                                                         filed April 1, 1996
10.17          Joint Venture Agreement dated December 31, 1995 among                     Exhibit 10.20 to the
               Cinemark II, Inc., D'Alimenti S.A. and Prodecine S.A.                     Company's Annual
                                                                                         Report (file 33-
                                                                                         47040) on Form 10-K
                                                                                         filed April 1, 1996
12             Calculation of Earnings to Fixed Charges.                                 Page ______
21             Subsidiaries of the Registrant                                            Page ______