Form 10-Q
period 1997-03-31
CINEMARK USA INC /TX
filed 1997-05-13
CIK 885975

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.
Commission file number 33-77444 and 333-11895


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

           -------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___ The Registrant became subject to the filing requirements of the securities exchange act of 1934 on June 10, 1992.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            1,500 shares of Class A Common Stock as of May 12, 1997
          184,589 shares of Class B Common Stock (including options to acquire 6,645 shares of Class B Common Stock exercisable
                within 60 days of such date) as of May 12, 1997

                     CINEMARK USA, INC. AND SUBSIDIARIES

                                    INDEX

                                                                      PAGE

PART I            FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF MARCH 31, 1997 (UNAUDITED)
                    AND DECEMBER 31, 1996                               3

                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (UNAUDITED) FOR THE THREE MONTH
                    PERIODS ENDED MARCH 31, 1997 AND 1996               4

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH
                    FLOWS (UNAUDITED) FOR THE THREE MONTH
                    PERIODS ENDED MARCH 31, 1997 AND 1996               5

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                    STATEMENTS                                          6

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS                                          7


PART II           OTHER INFORMATION

      ITEM 5.     OTHER INFORMATION                                     12

      ITEM 6(B).  REPORTS ON FORM 8-K                                   12

SIGNATURES                                                              16


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                      CINEMARK USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             MARCH 31,       DECEMBER 31,
                                                                               1997             1996
                                                                            (Unaudited)

                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                             $  15,778,562    $  14,081,226
   Temporary cash investments                                                  304,408          301,408
   Inventories                                                               1,531,224        1,296,323
   Tax and other receivables                                                 9,118,075       11,270,453
                                                                        -------------------------------
      Total current assets                                                  26,732,269       26,949,410

THEATRE PROPERTIES AND EQUIPMENT                                           476,501,504      450,842,912
   Less accumulated depreciation and amortization                          (78,474,686)     (73,421,992)
                                                                        -------------------------------
      Theatre properties and equipment - net                               398,026,818      377,420,920
OTHER ASSETS:
   Certificates of deposit                                                   1,525,852        1,525,852
   Investments in and advances to affiliates                                15,459,037        6,049,992
   Intangible assets - net                                                   5,206,986        5,417,049
   Deferred charges and other - net                                         16,894,882       15,542,244
                                                                        -------------------------------
      Total other assets                                                    39,086,757       28,535,137
                                                                        -------------------------------
      TOTAL                                                              $ 463,845,844    $ 432,905,467
                                                                        ===============================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                     $     994,981    $   1,002,313
   Accounts payable and accrued expenses                                    45,367,669       58,969,423
   Income taxes payable and deferred                                         2,982,481               --
                                                                        -------------------------------
      Total current liabilities                                             49,345,131       59,971,736
LONG-TERM LIABILITIES:
   Revolving credit agreement                                              105,000,000       70,000,000
   12% senior notes - Cinemark USA, Inc.                                     1,630,000        1,630,000
   9.625% senior subordinated notes - Cinemark USA, Inc.                   199,155,667      199,137,042
   12% senior subordinated notes-Cinemark Mexico (USA), Inc.                26,821,300       25,710,900
   Deferred lease expenses                                                  11,957,902       11,580,629
   Theatre development advance and other                                       447,829          845,357
   Deferred income taxes                                                     5,799,503        5,926,609
                                                                        -------------------------------
      Total long-term liabilities                                          350,812,201      314,830,537

MINORITY INTERESTS IN SUBSIDIARIES                                           1,506,750          740,582
SHAREHOLDERS' EQUITY:
   Class A common stock, $.01 par value; 10,000,000 shares
    authorized, 1,500 shares issued and outstanding                                 15               15
   Class B common stock, no par value; 1,000,000 shares
    authorized, 233,176 shares issued                                       49,536,710       49,536,710
   Additional paid-in capital                                                9,182,880        9,182,880
   Unearned compensation - stock options                                    (2,240,969)      (2,434,717)
   Retained earnings                                                        37,504,798       32,391,591
   Treasury stock, 55,232 and 54,965 Class B shares
      at cost, respectively                                                (20,653,868)     (20,184,416)
   Cumulative foreign currency translation adjustment                      (11,147,804)     (11,129,451)
                                                                        -------------------------------
      Total shareholders' equity                                            62,181,762       57,362,612
                                                                        -------------------------------
      TOTAL                                                              $ 463,845,844    $ 432,905,467
                                                                        ===============================

     See accompanying Notes to Condensed Consolidated Financial Statements.


                      CINEMARK USA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                    THREE MONTHS ENDED MARCH 31,
                                                         1997            1996

REVENUES:
   Admissions                                      $  64,993,000    $  45,223,088
   Concessions                                        35,200,205       24,642,015
   Other                                               2,789,039        3,860,576
                                                   ------------------------------
      Total                                          102,982,244       73,725,679

COSTS AND EXPENSES:
   Cost of operations:
     Film rentals                                     31,280,794       20,583,089
     Concession supplies                               5,420,860        4,322,254
     Salaries and wages                               12,988,452        9,809,227
     Facility leases                                   9,143,746        8,003,834
     Advertising                                       2,926,454        2,131,164
     Utilities and other                              14,195,285       10,756,692
                                                   ------------------------------
           Total                                      75,955,591       55,606,260
     General and administrative expenses               5,144,489        4,255,857
     Depreciation and amortization                     5,316,516        4,354,984
                                                   ------------------------------
           Total                                      86,416,596       64,217,101
                                                   ------------------------------
OPERATING INCOME                                      16,565,648        9,508,578

OTHER INCOME (EXPENSE):
   Interest expense                                   (7,224,465)      (4,928,553)
   Amortization of debt issue cost                      (174,509)        (158,814)
   Amortization of bond discount                         (18,625)         (45,085)
   Interest Income                                       262,389          167,484
   Other gains and losses                                  4,785               --
   Foreign currency exchange gain (loss)                  32,863          (14,374)
   Minority interests in subsidiaries                     26,239           55,388
   Equity in income of affiliates                        111,691          157,220
                                                   -------------------------------
      Total                                           (6,979,632)      (4,766,734)
                                                   -------------------------------

INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEMS                             9,586,016        4,741,844

INCOME TAXES                                           4,472,809        1,890,205
                                                   -------------------------------
INCOME BEFORE EXTRAORDINARY ITEMS                      5,113,207        2,851,639

EXTRAORDINARY ITEMS:
   Loss on early extinguishments of debt, net of
     income tax benefit of $273,834                          --          (334,685)
                                                   ------------------------------
NET INCOME                                         $   5,113,207    $   2,516,954
                                                   ==============================

EARNINGS PER COMMON AND
   COMMON EQUIVALENT SHARE:

   Before extraordinary item                       $       27.21    $       16.82
                                                   ==============================
   Net income                                      $       27.21    $       14.85
                                                   ==============================
WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING                                           187,933          169,515
                                                   ==============================

     See accompanying Notes to Condensed Consolidated Financial Statements.


                      CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       THREE MONTHS ENDED MARCH 31,
                                                            1997            1996

OPERATIONS:
Net Income                                             $  5,113,207    $  2,516,954
Loss on early extinguishments of debt                            --         608,519
Noncash items in net income:
   Depreciation                                           5,054,744       3,549,958
   Amortization                                             436,281       1,008,925
   Deferred lease expenses                                  377,273         352,145
   Amortization of prepaid leases                           114,282              --
   Deferred income tax expense                             (127,106)             --
   Debt issued for accrued interest                       1,110,400          34,871
   Amortization of debt discount                             18,625              --
   Amortized compensation - stock options                   193,748         325,607
   Equity in income of affiliate                           (111,691)       (157,220)
   Minority interests                                       (26,239)        (55,388)
   Other gains                                               (5,618)             --

Cash from (used for) operating working capital:
   Inventories                                             (234,901)         12,087
   Tax and other receivables                              2,152,378        (624,118)
   Accounts payable and accrued expenses                (13,601,754)     (2,051,593)
   Income taxes payable                                   2,982,481        (195,000)
                                                       ----------------------------
      Net cash from operations                            3,446,110       5,325,747

INVESTING ACTIVITIES:
   Additions to theatre properties                      (25,655,857)    (23,906,425)
   Increase in temporary cash investments                    (3,000)         (3,500)
   Increase in deferred issue costs and other assets     (1,693,138)     (1,691,430)
   Increase in advances to affiliates                    (9,297,354)       (248,138)
                                                       ----------------------------
      Net cash used for investing activities            (36,649,349)    (25,849,493)

FINANCING ACTIVITIES:
   Decrease in long-term debt                                (7,932)    (35,006,703)
   Increase in long-term debt                            35,000,000      14,500,000
   Decrease in notes payable to related parties                  --      (2,086,513)
   Net proceeds from common stock issuance                       --      38,561,000
   Purchase of treasury stock                              (469,452)             --
   Minority investment in subsidiaries, net                 792,407              --
   Decrease in theatre development advance                 (396,095)       (356,046)
                                                       ----------------------------
      Net cash from financing activities                 34,918,928      15,611,738

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                     (18,353)        360,420
                                                       ----------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          1,697,336      (4,551,588)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                   14,081,226      13,649,724
                                                       ----------------------------
   End of period                                       $ 15,778,562    $  9,098,136
                                                       ============================
SUPPLEMENTAL INFORMATION:

  Cash paid for interest                               $ 10,001,479    $  2,716,638
                                                       ============================
  Cash paid for income taxes                           $     61,378    $  1,771,739
                                                       ============================

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

      These financial statements should be read in conjunction with the audited annual financial statements and the notes thereto for the year ended December 31, 1996 included in the Annual Report filed on Form 10-K by the Company under the Securities Exchange Act of 1934 on March 31, 1997.

      Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results to be achieved for the full year.

2. FAS 52 - HIGHLY INFLATIONAL ECONOMIES

      Beginning in 1997, generally accepted accounting principles require that the U.S. dollar be used as the functional currency of the Company's Mexican subsidiary for U.S. reporting purposes. As a result, fluctuations in the peso during 1997 affecting the Company's investment in Mexico to be charged to exchange gain or loss rather than to the cumulative adjustment account.

3.  FAS 128 - EARNINGS PER SHARE

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which will be effective for the Company for the quarter and annual period ended December 31, 1997. SFAS No. 128 requires expanded disclosure of earnings per share, including presentation of basic and diluted earnings per share computations for income from continuing operations. The Company's computations of primary and fully diluted earnings per share under APB Opinion No. 15 for the three months ended March 31, 1997 and 1996 approximate the computation of diluted earnings per share under SFAS No. 128.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

      The following table presents certain income statement items as a percentage of revenues.

                                            % OF REVENUES
                                          THREE MONTHS ENDED
                                               MARCH 31,
                                           1997       1996

Revenues:

  Admissions                               63.1       61.3
  Concessions                              34.2       33.4
  Other                                     2.7        5.2
                                            ---        ---
Total revenues                            100.0      100.0
Cost of operations                         73.8       75.4
General and administrative expenses         5.0        5.8
Depreciation and amortization               5.2        5.9
Operating income                           16.1       12.9
Interest expense                            7.0        7.0
Income before income taxes
  and extraordinary items                   9.3        6.4
Net income                                  5.0        3.4


REVENUES

     Revenues for the quarter ended March 31, 1997 increased to $103.0 million from $73.7 million for the quarter ended March 31, 1996, an 39.7% increase. The increase in revenues for the first quarter is primarily attributable to a 27.9% increase in attendance as the result of the net addition of 224 screens since the first quarter of 1996 and strong industry performance during the first quarter of 1997. Revenues were also positively affected by a combined increase of 11.8% in admission and concession revenues per patron. Revenues per average screen increased 18.8% to $70,151 in the 1997 period from $59,075 in the 1996 period.

COST OF OPERATIONS

     Cost of operations, as a percentage of revenues, decreased to 73.8% in the first quarter of 1997 from 75.4% in the first quarter of 1996. The decrease as a percentage of revenues resulted from decreases during the quarter in concession supplies as a percentage of concession revenues to 15.4% in 1997 from 17.5% in 1996, a decrease in salaries and wages as a percentage of revenues to 12.6% in 1997 from 13.3% in 1996, a decrease in facility leases as a percentage of revenues to 8.9% in 1997 from 10.9% in 1996 and a decrease in utilities and other as a percentage of revenues to 13.8% in 1997 from 14.6% in 1996. These decreases were partially offset by an increase during the quarter in film rentals as a percentage of admission revenues to 48.1% in 1997 from 45.5% in 1996.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses, as a percentage of revenues, decreased to 5.0% in the first quarter of 1997 from 5.8% in the first quarter of 1996. The absolute level of general and administrative expenses increased to $5.1 million in the first quarter of 1997 from $4.3 million in the first quarter of 1996. The decrease, as a percentage of revenues, is attributed to a larger revenue base resulting from screen additions and a strong slate of films in the quarter. The increase in general and administrative expenses is attributed to costs (primarily salaries and wages) associated with the Company's expansion program.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased 22.1% to $5.3 million in the first quarter of 1997 from $4.4 million in the first quarter of 1996. The increase is a result of the net addition of $153.2 million in theatre property and equipment since the first quarter of 1996, a 62.6% increase. The difference in the percentage increase in depreciation and amortization compared to the increase in theatre property and equipment is a result of the timing of when the additions were placed in service during the period.

INTEREST EXPENSE

     Interest costs incurred, including amortization of debt issue cost and debt discount, increased 37.6% during the first quarter of 1997 to $7.8 million (including capitalized interest to properties under construction) from $5.7 million in the first quarter of 1996 (including capitalized interest). The increase in interest costs incurred for the first quarter of 1997 was due principally to an increase in average debt outstanding resulting from borrowings under the Company's Credit Facility and Senior Subordinated Notes.

INCOME TAXES

     Income taxes increased to $4.5 million for the first quarter of 1997 from $1.9 million in the first quarter of 1996. The Company's effective tax rate for the first quarter of 1997 was 46.7% compared to 40.0% for the first quarter of 1996. The change in the effective tax rate was primarily a result of the relative level of goodwill amortization and foreign losses. The effective tax rates reflect the full reserve of the potential tax benefit associated with the loss incurred by Cinemark Mexico.

NET INCOME

     Net income of $5.1 million for the first quarter of 1997 and net income of $2.5 million for the first quarter of 1996 included the consolidated losses of Cinemark International of $.7 million (net of minority interest) and $.6 million (net of minority interest), respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's revenues are collected in cash, primarily through box office receipts and the sale of concession items. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" and, as a result, historically has not required traditional working capital financing.

     The Company's theatres are typically equipped with modern projection and sound equipment, with approximately 65% of the screens operated by the Company having been built in the 1990's. The Company's investing activities have been principally in connection with new theatre openings and acquisitions of existing theatres and theatre circuits. During 1997, the Company has opened in the U.S. four theatres (43 screens). As of May 12, 1997, the Company expects to open an additional 13 theatres (180 screens) in the U.S. during 1997 of which

9 theatres (134 screens) are under construction. Certain of these theatres will be megaplexes which may cost in excess of $15 million per theatre. The Company currently estimates that its capital expenditures for the development of these screens in 1997 will be approximately $110 million. As of May 12, 1997, the Company had expended approximately $19.9 million toward the development of these screens. Actual expenditures for theatre development and acquisitions during 1997 are subject to change based upon the availability of attractive opportunities for expansion of the Company's theatre circuit.

     On August 15, 1996, the Company issued $200 million of Senior Subordinated Notes due 2008 (the "Subordinated Notes"). The Subordinated Notes bear interest at the rate of 9- 5/8% per annum, payable semi-annually on February 1 and August 1 of each year. The Subordinated Notes were issued at 99.553% of the principal face amount (a discount of $4.47 per $1,000 principal amount). The net proceeds to the Company from the issuance of the Subordinated Notes (net of discount, fees and expenses) were approximately $193.2 million. The proceeds from the Subordinated Notes were used to repurchase 98.7% of the Company's $125 million 12% Senior Notes due 2002 ("Senior Notes") pursuant to a tender offer which expired on August 15, 1996. The Senior Notes were purchased at a premium of the $1,098.33 (including a consent fee of $25) per $1,000 principal amount, plus accrued and unpaid interest up to the date of repurchase. Excess proceeds were utilized to reduce borrowings under the Company's Credit Facility and for general corporate purposes.

     On December 12, 1996, the Company replaced its existing credit facility with the new credit facility ("Credit Facility) through a group of banks for which Bank of America National Trust and Savings Association acts as Administrative Agent. The Credit Facility provides for loans to the Company of up to $225.0 million in the aggregate. The Credit Facility is a reducing revolving credit facility at the end of each quarter during the calendar year 2000, 2001, 2002 and 2003, requiring reductions in the aggregate commitment in the amount of $8,437,500, $11,250,000, $14,062,500 and
$22,500,000, respectively. The Company is required to prepay all loans outstanding in excess of the aggregate commitment as a majority of the issued and outstanding capital stock of the Company. As of May 12, 1997, the Company had borrowed $120 million under the Credit Facility. Pursuant to the terms of the Credit Facility, funds borrowed currently bear interest at a rate per annum equal to the Offshore Rate (as defined in the Credit Facility) or the Base Rate (as defined in the Credit Facility, as the case may be), plus the Applicable Margin (as defined in the Credit Facility). As of May 12, 1997, the interest rate was 7.06%.

     In 1992, the Company formed Cinemark International, Inc. (f/k/a
Cinemark II, Inc.) ("Cinemark International") to develop and acquire theatres in international markets. As of May 12, 1997, the Company has contributed $48.7 million to the capital of Cinemark International to fund theatre development principally in Latin America. Cinemark International plans to invest up to an additional $50 million in international ventures, principally in Latin America, over the next two to three years. The Company anticipates that investments in excess of Cinemark International's available cash will be funded by the Company or by debt or equity financing to be provided by third parties directly to Cinemark International or its subsidiaries.

     In 1993, the Company incorporated Cinemark de Mexico, S.A. de C.V. ("Cinemark de Mexico") as an indirect subsidiary of Cinemark International to pursue new development opportunities in Mexico. At of May 12, 1997, Cinemark International and New Wave Investments AVV, an unaffiliated Aruba corporation owned by Mexican citizens ("New Wave"), own 95.6% (95.0% on a fully diluted basis, including the exercise of outstanding warrants) and 4.4% (4.4% on a fully diluted basis, including the exercise of outstanding warrants), respectively, of the common stock of Cinemark Mexico. At of May 12, 1997, the Company operated eleven theatres (114 screens) and had three theatres
(35 screens) under commitment with executed leases which will begin construction during the remainder of 1997. In 1993 and 1994, Cinemark
Mexico, which is the direct parent of Cinemark de Mexico, issued $22.4 million principal amount of 12% Senior Subordinated Notes due 2003 with detachable warrants.

     Cinemark International entered into a joint venture agreement in November 1992 with a Chilean theatre operator. Cinemark Chile, S.A. currently operates two theatres (13 screens), and as of May 12, 1997, plans to begin construction on three theatres (32 screens) during the remainder of 1997. In December 1995, Cinemark entered into a joint venture agreement with Argentine theatre operators to develop state-of-the-art multiplex theatres in Argentina. The joint venture's business is conducted through Cinemark Argentina, S.A., which is owned by Cinemark Argentina Holdings, S.A. Cinemark International owns 50% of Cinemark Argentina Holdings, S.A. Cinemark Argentina opened its first theatre (8 screens) on May 8, 1997 and plans to begin construction on three additional theatres (27 screens) during 1997. In January 1997, Cinemark International and its Chilean partner entered into a joint venture agreement to develop state-of-the-art multiplex theatres in Peru. The joint venture conducts its business through Cinemark del Peru, S.A., which is 50% owned by Cinemark International and 50% owned by Cinemark's Chilean partner. Cinemark del Peru, S.A. expects to open one theatre (12 screens) during 1997.

     In 1996, Cinemark LTDA, a Brazilian company ("Cinemark Brazil"), was organized as an indirect subsidiary of Cinemark International. Cinemark Brazil will develop modern multiplex theatres in Brazil. Cinemark Brazil plans to open its first theatre (12 screens) in the second quarter of 1997. Additionally, Cinemark Brazil expects to begin construction on six theatres (64 screens) during 1997.

     In September 1996, Cinemark International entered into a joint venture agreement with a prominent Ecuadorian company, to develop state-of-the-art multiplex theatres in Ecuador. The joint venture conducts its business through Cinemark del Ecuador, S.A. ("Cinemark Ecuador") which is 60% owned by Cinemark International. Cinemark Ecuador expects to open two theatres (16 screens) during 1997.

     In March 1997, Cinemark International entered into a joint venture agreement with Shochiku Co., Ltd., a Japanese distributor, exhibitor and producer of movies ("Shochiku") to develop state-of-the-art multiplex theatres in Japan. The joint venture will conduct its business through Shochiku Cinemark Theatres, which is 26.7% owned by Cinemark International, 26.7% owned by Shochiku, and the remaining 46.6% owned by a consortium of prominent Japanese companies. Shochiku Cinemark Theatres opened its first theatre (7 screens) in March 1997.

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

PART II.        OTHER INFORMATION

ITEM 5.         OTHER INFORMATION

                Supplemental schedules specified by the Senior Notes indenture:

                     Condensed Consolidating Balance Sheet
                     (unaudited) as of March 31, 1997

                     Condensed Consolidating Statement of
                     Income (unaudited) for the three months
                     ended March 31, 1997

                     Condensed Consolidating Statement of Cash
                     Flow (unaudited) for the three months
                     ended March 31, 1997

ITEM 6(B)       REPORTS ON FORM 8-K

                No reports have been filed by Registrant during the quarter for which this report is filed.


                      CINEMARK USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF MARCH 31, 1997
                                  (Unaudited)

                                                                 Restricted      Unrestricted
                                                                Subsidiaries     Subsidiaries     Eliminations         TOTAL

                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                   $   6,213,529    $   9,565,033    $          --    $  15,778,562
   Temporary cash investments                                             --          304,408               --          304,408
   Inventories                                                     1,217,736          313,488               --        1,531,224
   Tax and other receivables                                      24,271,387        3,153,598      (18,306,910)       9,118,075
                                                               ----------------------------------------------------------------
      Total current assets                                        31,702,652       13,336,527      (18,306,910)      26,732,269

THEATRE PROPERTIES AND EQUIPMENT                                 439,977,260       36,524,244               --      476,501,504
   Less accumulated depreciation and amortization                (75,769,772)      (2,704,914)              --      (78,474,686)
                                                               ----------------------------------------------------------------
      Theatre properties and equipment - net                     364,207,488       33,819,330               --      398,026,818
OTHER ASSETS:
   Certificates of deposit                                         1,525,852               --               --        1,525,852
   Investments in and advances to affiliates                      14,244,448       14,178,470      (12,963,881)      15,459,037
   Intangible assets - net                                         7,488,119               --       (2,281,133)       5,206,986
   Deferred charges and other - net                               11,452,181        5,442,701               --       16,894,882
                                                               ----------------------------------------------------------------
      Total other assets                                          34,710,600       19,621,171      (15,245,014)      39,086,757
                                                               ----------------------------------------------------------------

      TOTAL                                                    $ 430,620,740    $  66,777,028    $ (33,551,924)   $ 463,845,844
                                                               ================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                           $     994,981    $          --    $          --    $     994,981
   Accounts payable and accrued expenses                          40,362,543       21,862,840      (16,857,714)      45,367,669
   Income taxes payable                                            2,982,481               --               --        2,982,481
                                                               ----------------------------------------------------------------
      Total current liabilities                                   44,340,005       21,862,840      (16,857,714)      49,345,131
LONG-TERM LIABILITIES:
   Senior credit agreement                                       105,000,000               --               --      105,000,000
   12% senior notes-Cinemark USA, Inc.                             1,630,000               --               --        1,630,000
   9.625% senior subordinated notes - Cinemark USA, Inc.         199,155,667               --               --      199,155,667
   12% senior subordinated notes-Cinemark Mexico (USA), Inc.              --       26,821,300               --       26,821,300
   Deferred lease expenses                                        11,544,267          413,635               --       11,957,902
   Theatre development advance                                       447,829               --               --          447,829
   Deferred income taxes                                           5,951,158        1,297,541       (1,449,196)       5,799,503
                                                               ----------------------------------------------------------------
      Total long-term liabilities                                323,728,921       28,532,476       (1,449,196)     350,812,201

MINORITY INTERESTS IN SUBSIDIARIES                                   370,052        1,136,698               --        1,506,750
SHAREHOLDERS' EQUITY:
   Class A common stock, $.01 par value; 10,000,000 shares
    authorized, 1,500 shares issued and outstanding                       15               --               --               15
   Class B common stock, no par value; 1,000,000 shares
    authorized, 233,176 shares issued                             49,536,710            1,000           (1,000)      49,536,710
   Additional paid-in capital                                      9,182,880       31,014,208      (31,014,208)       9,182,880
   Unearned compensation - stock options                          (2,240,969)              --               --       (2,240,969)
   Retained earnings (deficit)                                    37,504,798       (4,597,181)       4,597,181       37,504,798
   Treasury stock, 55,232 Class B shares                         (20,653,868)              --               --      (20,653,868)
   Cumulative foreign currency translation adjustment            (11,147,804)     (11,173,013)      11,173,013      (11,147,804)
                                                               ----------------------------------------------------------------
      Total shareholders' equity                                  62,181,762       15,245,014      (15,245,014)      62,181,762
                                                               ----------------------------------------------------------------
      TOTAL                                                    $ 430,620,740    $  66,777,028    $ (33,551,924)   $ 463,845,844
                                                               ================================================================

 Note: "Restricted Subsidiaries" and "Unrestricted Subsidiaries" are defined in the Indenture for the Senior Subordinated Notes dated August 15, 1996.


                      CINEMARK USA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (Unaudited)

                                                         Restricted        Unrestricted
                                                        Subsidiaries       Subsidiaries      Eliminations      TOTAL

REVENUES:
   Admissions                                           $  60,798,004    $   4,194,996    $          --    $  64,993,000
   Concessions                                             32,946,080        2,254,125               --       35,200,205
   Other                                                    2,850,446          255,926         (317,333)       2,789,039
                                                        ----------------------------------------------------------------
      Total                                                96,594,530        6,705,047         (317,333)     102,982,244

COSTS AND EXPENSES:
   Cost of operations:
     Film rentals                                          29,404,679        1,876,115               --       31,280,794
     Concession supplies                                    4,618,876          801,984               --        5,420,860
     Salaries and wages                                    12,175,843          812,609               --       12,988,452
     Facility leases                                        8,309,023          834,723               --        9,143,746
     Advertising                                            2,822,898          103,556               --        2,926,454
     Utilities and other                                   13,130,597        1,064,688               --       14,195,285
                                                        ----------------------------------------------------------------
      Total                                                70,461,916        5,493,675               --       75,955,591
   General and administrative expenses                      4,550,605          911,217         (317,333)       5,144,489
   Depreciation and amortization                            5,074,533          276,200          (34,217)       5,316,516
                                                        ----------------------------------------------------------------
      Total                                                80,087,054        6,681,092         (351,550)      86,416,596
                                                        ----------------------------------------------------------------
OPERATING INCOME                                           16,507,476           23,955           34,217       16,565,648

OTHER INCOME (EXPENSE):
   Interest expense                                        (6,249,575)        (974,890)              --       (7,224,465)
   Amortization of debt issue costs and debt discount        (166,403)         (26,731)              --         (193,134)
   Interest Income                                             63,192          199,197               --          262,389
   Other gains                                                  4,785               --               --            4,785
   Foreign currency exchange gain                                  --           32,863               --           32,863
   Minority interests                                          (7,876)          34,115               --           26,239
   Equity in income (loss) of affiliates                     (574,986)          61,691          624,986          111,691
                                                        ----------------------------------------------------------------
      Total                                                (6,930,863)        (673,755)         624,986       (6,979,632)
                                                        ----------------------------------------------------------------


INCOME (LOSS) BEFORE INCOME TAXES                           9,576,613         (649,800)         659,203        9,586,016

INCOME TAXES                                                4,463,406            9,403               --        4,472,809
                                                        ----------------------------------------------------------------


NET INCOME (LOSS)                                       $   5,113,207    $    (659,203)   $     659,203    $   5,113,207
                                                        ================================================================


 Note: "Restricted Subsidiaries" and "Unrestricted Subsidiaries" are defined in the Indenture for the Senior Subordinated Notes dated August 15, 1996.


                      CINEMARK USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (Unaudited)

                                                     Restricted      Unrestricted
                                                    Subsidiaries     Subsidiaries   Eliminations      TOTAL

OPERATIONS:
Net income (loss)                                  $  5,113,207    $   (659,203)   $    659,203    $  5,113,207
Noncash items in net income (loss):
   Depreciation                                       4,779,152         275,592              --       5,054,744
   Amortization                                         443,159          27,339         (34,217)        436,281
   Deferred lease expenses                              295,680          81,593              --         377,273
   Amortization of prepaid leases                            --         114,282              --         114,282
   Deferred income tax (expense) benefit             (2,773,484)      1,197,182       1,449,196        (127,106)
   Debt issued for accrued interest                          --       1,110,400              --       1,110,400
   Amortization of debt discount                         18,625              --              --          18,625
   Amortized compensation - stock option                193,748              --              --         193,748
   Equity in income (loss) of affiliate                 609,203         (61,691)       (659,203)       (111,691)
   Minority interests                                     7,876         (34,115)             --         (26,239)
   Other gains                                           (5,618)             --              --          (5,618)
Cash from (used for) operating working capital      (21,301,271)     14,048,671      (1,449,196)     (8,701,796)
                                                  -------------------------------------------------------------
      Net cash from (used for) operations           (12,619,723)     16,100,050         (34,217)      3,446,110

INVESTING ACTIVITIES:
   Additions to theatre properties                  (18,432,255)     (7,223,602)             --     (25,655,857)
   Increase  in temporary cash investments                   --          (3,000)             --          (3,000)
   Decrease (increase) in deferred issue costs
      and other assets                                   81,764      (1,809,119)         34,217      (1,693,138)
   Decrease (increase) in advances to affiliates          1,862      (9,299,216)             --      (9,297,354)
                                                  -------------------------------------------------------------
      Net cash used for investing activities        (18,348,629)    (18,334,937)         34,217     (36,649,349)

FINANCING ACTIVITIES:
   Decrease in long-term debt                            (7,932)             --              --          (7,932)
   Increase in long-term debt                        35,000,000              --              --      35,000,000
   Purchase of treasury stock                          (469,452)             --              --        (469,452)
   Minority investment in subsidiaries, net                  --          792,407             --         792,407
   Decrease in theatre development advance             (396,095)             --              --        (396,095)
                                                  -------------------------------------------------------------
      Net cash from financing activities             34,126,521         792,407              --      34,918,928

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                  (1,015)        (17,338)             --         (18,353)
                                                  -------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      3,157,154      (1,459,818)             --       1,697,336
CASH AND CASH EQUIVALENTS:
   Beginning of period                                3,056,375      11,024,851              --      14,081,226
                                                  -------------------------------------------------------------
   End of period                                   $  6,213,529    $  9,565,033              --    $ 15,778,562
                                                  =============================================================
SUPPLEMENTAL INFORMATION:

  Cash paid for interest                           $  9,997,626    $      3,853              --    $ 10,001,479
                                                  =============================================================
  Cash paid for income taxes                       $     61,378              --              --    $     61,378
                                                  =============================================================


Note: "Restricted Subsidiaries" and "Unrestricted Subsidiaries" are defined in the Indenture for the Senior Subordinated Notes dated August 15, 1996.

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                          CINEMARK USA, INC.

                                          Registrant

DATE:      May 12, 1997

                                          /Jeffrey J. Stedman/

                                          -----------------------
                                          Jeffrey J. Stedman
                                          Vice President and
                                          Chief Financial Officer