Form 10-Q
period 1997-06-30
CINEMARK USA INC /TX
filed 1997-08-06
CIK 885975

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on June 10, 1992.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           1,500 shares of Class A Common Stock as of August 4, 1997
          183,114 shares of Class B Common Stock (including options to acquire 6,412 shares of Class B Common Stock exercisable
               within 60 days of such date) as of August 4, 1997

                      CINEMARK USA, INC. AND SUBSIDIARIES


                                     Index


                                                                        Page
                                                                        ----
PART I   FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Condensed Consolidated Balance Sheets
                     as of June 30, 1997 (unaudited)
                     and December 31, 1996                               3

                   Condensed Consolidated Statements of Income
                     (unaudited) for the three and six month
                     periods ended June 30, 1997 and 1996                4

                   Condensed Consolidated Statements of Cash
                     Flows (unaudited) for the six month
                     periods ended June 30, 1997 and 1996                5

                   Notes to Condensed Consolidated Financial
                     Statements                                          6

         Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                          7

PART II  OTHER INFORMATION

         Item 5.    Other Information                                   13

         Item 6(b). Reports on Form 8-K                                 13

SIGNATURES                                                              17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CINEMARK USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            JUNE 30,       DECEMBER 31,
                                                                              1997             1996
                                                                          (Unaudited)
                                                                         ------------------------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                             $  10,751,236    $  14,081,226
   Temporary cash investments                                                  308,408          301,408
   Inventories                                                               1,872,616        1,296,323
   Tax and other receivables                                                14,904,766       11,270,453
                                                                         -------------    -------------
      Total current assets                                                  27,837,026       26,949,410

THEATRE PROPERTIES AND EQUIPMENT                                           513,903,736      450,842,912
   Less accumulated depreciation and amortization                          (83,111,304)     (73,421,992)
                                                                         -------------    -------------
      Theatre properties and equipment - net                               430,792,432      377,420,920
OTHER ASSETS:
   Certificates of deposit                                                   1,525,852        1,525,852
   Investments in and advances to affiliates                                15,339,131        6,049,992
   Intangible assets - net                                                   4,996,923        5,417,049
   Deferred charges and other - net                                         19,479,810       15,542,244
                                                                         -------------    -------------
      Total other assets                                                    41,341,716       28,535,137
                                                                         -------------    -------------
      TOTAL                                                              $ 499,971,174    $ 432,905,467
                                                                         =============    =============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                     $   1,012,228    $   1,002,313
   Accounts payable and accrued expenses                                    53,469,438       58,969,423
                                                                         -------------    -------------
      Total current liabilities                                             54,481,666       59,971,736
LONG-TERM LIABILITIES:
   Revolving credit agreement                                               58,000,000       70,000,000
   12% senior notes - Cinemark USA, Inc.                                                      1,630,000
   9.625% senior subordinated notes - Cinemark USA, Inc.                   276,424,292      199,137,042
   12% senior subordinated notes-Cinemark Mexico (USA), Inc.                26,821,300       25,710,900
   Deferred lease expenses                                                  12,335,172       11,580,629
   Theatre development advance and other                                       786,634          845,357
   Deferred income taxes                                                     7,127,172        5,926,609
                                                                         -------------    -------------
      Total long-term liabilities                                          381,494,570      314,830,537

MINORITY INTERESTS IN SUBSIDIARIES                                           1,464,821          740,582
SHAREHOLDERS' EQUITY :
   Class A common stock, $.01 par value; 10,000,000 shares
    authorized, 1,500 shares issued and outstanding                                 15               15
   Class B common stock, no par value; 1,000,000 shares
    authorized, 233,913 and 233,176 shares issued, respectively             49,537,447       49,536,710
   Additional paid-in capital                                               10,256,177        9,182,880
   Unearned compensation - stock options                                    (2,427,578)      (2,434,717)
   Retained earnings                                                        40,525,092       32,391,591
   Treasury stock, 57,211 and 54,965 Class B shares
      at cost, respectively                                                (24,198,890)     (20,184,416)
   Cumulative foreign currency translation adjustment                      (11,162,146)     (11,129,451)
                                                                         -------------    -------------
      Total shareholders' equity                                            62,530,117       57,362,612
                                                                         -------------    -------------
      TOTAL                                                              $ 499,971,174    $ 432,905,467
                                                                         =============    =============



     See accompanying Notes to Condensed Consolidated Financial Statements.

                      CINEMARK USA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)




                                                                 THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                                 ---------------------------  -------------------------
                                                                      1997          1996          1997         1996
                                                                      ----          ----          ----         ----
REVENUES:
   Admissions                                                     $ 64,490,037  $52,185,186  $129,483,037  $97,408,274
   Concessions                                                      35,927,736   28,864,195    71,127,941   53,506,210
   Other                                                             2,373,173    3,528,586     5,162,212    7,389,162
                                                                  ----------------------------------------------------
      Total                                                        102,790,946   84,577,967   205,773,190  158,303,646

COSTS AND EXPENSES:
   Cost of operations:
     Film rentals                                                   32,647,469   26,332,580    63,928,263   46,915,669
     Concession supplies                                             4,763,868    4,701,716    10,184,728    9,023,970
     Salaries and wages                                             13,894,764   11,454,376    26,883,216   21,263,603
     Facility leases                                                 9,258,389    7,939,896    18,402,135   15,943,730
     Advertising                                                     2,237,354    2,041,542     5,163,808    4,172,706
     Utilities and other                                            14,638,679   12,203,697    28,833,964   22,960,389
                                                                  ----------------------------------------------------
           Total                                                    77,440,523   64,673,807   153,396,114  120,280,067
     General and administrative expenses                             8,122,813    7,143,666    13,267,302   11,399,523
     Depreciation and amortization                                   4,965,311    4,316,541    10,281,827    8,671,525
                                                                  ----------------------------------------------------
           Total                                                    90,528,647   76,134,014   176,945,243  140,351,115
                                                                  ----------------------------------------------------
OPERATING INCOME                                                    12,262,299    8,443,953    28,827,947   17,952,531

OTHER INCOME (EXPENSE):
   Interest expense                                                 (7,157,227)  (4,423,234)  (14,381,692)  (9,351,787)
   Amortization of debt issue cost                                    (174,509)    (164,886)     (349,018)    (323,700)
   Amortization of bond discount                                       (18,625)     (46,039)      (37,250)     (91,124)
   Interest Income                                                     241,842      140,315       504,231      307,799
   Other gains and losses                                               (6,757)   3,696,212        (1,972)   3,696,212
   Foreign currency exchange gain (loss)                               (56,547)     (34,466)      (23,684)     (48,840)
   Minority interests in subsidiaries                                   41,928       (8,810)       68,167       46,578
   Equity in income of affiliates                                      321,708      244,279       433,399      401,499
                                                                  ----------------------------------------------------
      Total                                                         (6,808,187)    (596,629)  (13,787,819)  (5,363,363)
                                                                  ----------------------------------------------------

INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEMS                                           5,454,112    7,847,324    15,040,128   12,589,168

INCOME TAXES                                                         2,378,072    3,535,308     6,850,881    5,425,513
                                                                  ----------------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEMS                                    3,076,040    4,312,016     8,189,247    7,163,655

EXTRAORDINARY ITEMS:
   Loss on early extinguishments of debt, net of
     income tax benefit of $42,054 and $273,834                        (55,746)                   (55,746)    (334,685)
                                                                  ----------------------------------------------------
NET INCOME                                                        $  3,020,294  $ 4,312,016  $  8,133,501   $6,828,970
                                                                  ====================================================


EARNINGS PER COMMON AND
   COMMON EQUIVALENT SHARE:
   Before extraordinary item                                      $      16.37  $     22.92  $      43.58       $40.06
                                                                  ====================================================

   Net income                                                     $      16.07  $     22.92  $      43.28       $38.19
                                                                  ====================================================

WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING                                                         187,935      188,125       187,934      178,820
                                                                  ====================================================

See accompanying Notes to Condensed Consolidated Financial Statements.

                      CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                          1997          1996
                                                          ----          ----
OPERATIONS:
Net Income                                            $  8,133,501   $  6,828,970
Loss on early extinguishments of debt                                     608,519
Noncash items in net income :
   Depreciation                                          9,793,689      7,164,166
   Amortization                                            837,156      1,922,183
   Deferred lease expenses                                 754,543        702,915
   Amortization of prepaid leases                          234,614
   Deferred income tax expense                           1,200,563        669,152
   Debt issued for accrued interest                      1,110,400         34,871
   Amortization of debt discount                            37,250
   Amortized compensation - stock options                1,080,436        622,958
   Equity in income of affiliate                          (433,399)      (401,499)
   Minority interests                                      (68,167)       (46,578)
Cash from (used for) operating working capital:
   Inventories                                            (576,293)      (377,476)
   Tax and other receivables                            (3,634,313)    (1,395,899)
   Accounts payable and accrued expenses                (5,499,679)     7,778,861
   Income taxes payable                                                (1,648,629)
                                                      ------------    -----------
      Net cash from operations                          12,970,301     22,462,514
INVESTING ACTIVITIES:
   Additions to theatre properties                     (63,167,173)   (70,245,126)
   Increase in temporary cash investments                   (7,000)        (6,900)
   Increase in deferred issue costs and other assets    (4,589,210)    (2,164,612)
   Increase in advances to affiliates                   (8,855,740)      (181,054)
                                                      ------------    -----------
      Net cash used for investing activities           (76,619,123)   (72,597,692)
FINANCING ACTIVITIES:
   Issuance of Senior Subordinated Notes                77,250,000
   Retirement of Senior Notes                           (1,630,000)
   Decrease in long-term debt                          (77,016,048)   (37,013,558)
   Increase in long-term debt                           65,365,000     43,500,000
   Decrease in notes payable to related parties                        (2,086,513)
   Net proceeds from common stock issuance                             38,562,509
   Increase in additional paid in capital                                 636,106
   Purchase of treasury stock                           (4,013,737)
   Minority investment in subsidiaries, net                792,407
   Decrease in theatre development advance                (396,095)      (356,046)
                                                      ------------    -----------
      Net cash from financing activities                60,351,527     43,242,498

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                    (32,695)        83,220
                                                      ------------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS                   (3,329,990)    (6,809,460)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                  14,081,226     13,649,724
                                                      ------------    -----------
   End of period                                      $ 10,751,236   $  6,840,264
                                                      ============   ============
SUPPLEMENTAL INFORMATION:
  Cash paid for interest                              $ 12,945,289   $ 10,889,589
                                                      ============   ============
  Cash paid for income taxes                          $  4,889,984   $  6,175,887
                                                      ============   ============

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

         Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be achieved for the full year.


2.       FAS 52 - HIGHLY INFLATIONARY ECONOMIES

         Beginning in 1997, generally accepted accounting principles require that the U.S. dollar be used as the functional currency of the Company's Mexican subsidiary for U.S. reporting purposes. As a result, fluctuations in the peso during 1997 affecting the Company's investment in Mexico will be charged to exchange gain or loss rather than to the cumulative adjustment account.

3.       FAS 128 - EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which will be effective for the Company for the quarter and annual period ended December 31, 1997. SFAS No. 128 requires expanded disclosure of earnings per share, including presentation of basic and diluted earnings per share computations for income from continuing operations. The Company's computations of primary and fully diluted earnings per share under APB Opinion No. 15 for the three and six months ended June 30, 1997 and 1996 approximate the computation of diluted earnings per share under SFAS No. 128.

4.       SENIOR SUBORDINATED NOTES

         In June 1997, the Company issued $75 million of Senior Subordinated Notes, substantially identical to the existing Senior Subordinated Notes, at a premium of $30.00 per $1,000 principal amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

         The following table presents certain income statement items as a percentage of revenues.


                                                    % OF REVENUES
                                      -----------------------------------------
                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                            JUNE 30,             JUNE 30,
                                        1997       1996       1997       1996
                                      --------   --------   --------   --------
Revenues:
  Admissions                              62.7       61.7       62.9       61.5
  Concessions                             35.0       34.1       34.6       33.8
  Other                                    2.3        4.2        2.5        4.7
                                      --------   --------   --------   --------
Total revenues                           100.0      100.0      100.0      100.0
Cost of operations                        75.3       76.5       74.5       76.0
General and administrative expenses        7.9        8.5        6.5        7.2
Depreciation and amortization              4.8        5.1        5.0        5.5
Operating income                          11.9       10.0       14.0       11.4
Interest expense                           7.2        5.5        7.2        6.2
Income before income taxes
  and extraordinary items                  5.3        9.3        7.3        8.0
Net income                                 2.9        5.1        3.9        4.3


REVENUES

     Revenues for the quarter ended June 30, 1997 increased to $102.8 million from $84.6 million for the quarter ended June 30, 1996, an 21.5% increase. The Company generated revenues for the six months ended June 30, 1997 (the "1997 period") of $205.8 million compared to $158.3 million for the six months ended June 30, 1996 (the "1996 period), a 30.0% increase. The increase in revenues for the second quarter and the 1997 period is primarily attributable to a 18.2% increase in attendance as the result of the net addition of 156 screens since the second quarter of 1996 and strong industry performance during the first quarter of 1997. Revenues were also positively affected by a combined increase of 9.4% in admissions and concessions per patron. Revenues per average screen increased 12.3% to $139,318 in the 1997 period from $124,062 in the 1996 period.

COST OF OPERATIONS

     Cost of operations, as a percentage of revenues, decreased to 75.3% in the second quarter of 1997 from 76.5% in the second quarter of 1996. The decrease as a percentage of revenues resulted from decreases during the quarter in concession supplies as a percentage of concession revenues to 13.3% in 1997 from 16.3% in 1996 and a decrease in facility leases as a percentage of revenues to 9.0% in 1997 from 9.4% in 1996.

     Cost of operations, as a percentage of revenues, decreased to 74.5% in the 1997 period from 76.0% in the 1996 period. The decrease as a percentage of revenues resulted from a decrease in concession supplies as a percentage of concession revenues to 14.3% in

1997 from 16.9% in 1996 and a decrease in facility leases as a percentage of revenues to 8.9% in 1997 from 10.1% in 1996. These decreases were partially offset by an increase during the period in film rentals as a percentage of admission revenues to 49.4% in 1997 from 48.2% in 1996.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses, as a percentage of revenues, decreased to 7.9% in the second quarter of 1997 from 8.5% in the second quarter of 1996. For the 1997 period, general and administrative costs decreased as a percentage of revenues to 6.5% from 7.2% for the 1996 period. The absolute level of general and administrative expenses increased to $8.1 million in the second quarter of 1997 from $7.1 million in the second quarter of 1996 and to $13.3 million for the 1997 period from $11.4 million for the 1996 period. The decrease, as a percentage of revenues, is attributed to a larger revenue base resulting from screen additions and a strong slate of films in the first quarter. The increase in general and administrative expenses is attributed to costs (primarily salaries and wages) associated with the Company's expansion program and compensation costs associated with the repurchase of non-qualified stock options.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased 15.0% to $5.0 million in the second quarter of 1997 from $4.3 million in the second quarter of 1996. For the 1997 period, depreciation and amortization increased 18.6% to $10.3 million from $8.7 million in 1996. The increase is a result of the net addition of $143.2 million in theatre property and equipment since the second quarter of 1996, a 49.8% increase. The difference in the percentage increase in depreciation and amortization compared to the increase in theatre property and equipment is a result of the timing of when the additions were placed in service during the period.

INTEREST EXPENSE

     Interest costs incurred, including amortization of debt issue cost and debt discount, increased 42.0% during the second quarter of 1997 to $7.8 million (including capitalized interest to properties under construction) from $5.5 million in the second quarter of 1996 (including capitalized interest). Interest costs for the 1997 period, including amortization of debt issue cost and debt discount, increased 39.8% to $15.6 million (including capitalized interest) from $11.1 million in the 1996 period. The increase in interest costs incurred for the first quarter of 1997 was due principally to an increase in average debt outstanding resulting from borrowings under the Company's Credit Facility and Senior Subordinated Notes.

INCOME TAXES

     Income taxes decreased to $2.4 million for the second quarter of 1997 from $3.5 million in the second quarter of 1996 and increased to $6.9 million for the 1997 period from $5.4 million in the 1996 period. The Company's effective tax rate for the second quarter of 1997 was 43.6% compared to 45.1% for the second quarter of 1996. The effective tax rate for the 1997 period increased to 45.6% from 43.1% in 1996. The change in the effective tax rate was primarily a result of the relative level of goodwill amortization and foreign losses. The effective tax rates reflect the full reserve of the potential tax benefit associated with the loss incurred by Cinemark Mexico.

OTHER GAINS AND LOSSES

     Other gains and losses for the second quarter of 1996 and the 1996 period of $3.7 million is primarily attributable to a gain from the settlement of litigation.

NET INCOME

     Net income of $3.0 million for the second quarter of 1997 and net income of $4.3 million for the second quarter of 1996 included the consolidated losses of Cinemark International of $.5 million (net of minority interest). Net income of $8.1 million for the 1997 period and $6.8 million for the 1996 period includes the consolidated losses of Cinemark International of $1.2 million (net of minority interest) and $1.1 million (net of minority interest), respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's revenues are collected in cash, primarily through box office receipts and the sale of concession items. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" and, as a result, historically has not required traditional working capital financing.

    The Company's theatres are typically equipped with modern projection and sound equipment, with approximately 68% of the screens operated by the Company having been built in the past six years. The Company's investing activities have been principally in connection with new theatre openings and acquisitions of existing theatres and theatre circuits. From January 1, 1997 to August 4, 1997, the Company opened in the U.S. six theatres (73 screens)and has 11 theatres (142 screens) under construction. In addition, as of August 4, 1997, the Company has 26 theatres (285 screens) scheduled to begin construction within the next year for scheduled completion by the end of 1998. Certain of these theatres will be megaplexes which may cost in excess of $15 million per theatre. The Company currently estimates that its capital expenditures for the development of these 500 screens in the U.S. in 1997 and 1998 will be approximately $325 million. As of August 4, 1997, the Company had expended approximately $73.9 million toward the development of these screens. The Company plans to fund capital expenditures for its development form cash flow from operations and borrowings under the Credit Facility. Actual expenditures for theatre development and acquisitions during 1997 and 1998 are subject to change based upon the availability of attractive opportunities for expansion of the Company's theatre circuit.

     On August 15, 1996, the Company issued $200 million of Senior Subordinated Notes due 2008 (the "Subordinated Notes"). The Subordinated Notes bear interest at the rate of 9 5/8% per annum, payable semi-annually on February 1 and August 1 of each year. The Subordinated Notes were issued at 99.553% of the principal face amount (a discount of $4.47 per $1,000 principal amount). The net proceeds to the Company from the issuance of the Subordinated Notes (net of discount, fees and expenses) were approximately $193.2 million. The proceeds from the Subordinated Notes were used to repurchase 98.7% of the Company's $125 million 12% Senior Notes due 2002 ("Senior Notes") pursuant to a tender offer which expired on August 15, 1996. The Senior Notes were purchased at a premium of the $1,098.33 (including a consent fee of $25) per $1,000 principal amount, plus accrued and unpaid interest up to the date of repurchase. Excess proceeds were utilized to reduce borrowings under the Company's Credit Facility and for general corporate purposes.

     On June 2, 1997 the Company redeemed the remaining outstanding Senior Notes ($1.6 million). The Senior Notes were redeemed at a premium of $1,060 per $1,000 principal amount, plus accrued and unpaid interest up to the date of redemption.

     On June 26, 1997, the Company issued $75 million of Senior Subordinated Notes due 2008 ("New Subordinated Notes"). The New Subordinated Notes are substantially identical in all material respects to the Subordinated Notes, including rate of interest. The New Subordinated Notes were issued at 103.0% of the principal face amount (a premium of $30.00 per $1,000 principal amount). The Company used $70 million of the proceeds to reduce the Company's indebtedness under the Credit Facility.

     On December 12, 1996, the Company replaced its existing credit facility with the new credit facility ("Credit Facility") through a group of banks for which Bank of America National Trust and Savings Association acts as Administrative Agent. The Credit Facility provides for loans to the Company of up to $225.0 million in the aggregate. The Credit Facility is a reducing revolving credit facility at the end of each quarter during the calendar year 2000, 2001, 2002 and 2003, requiring reductions in the aggregate commitment in the amount of $8,437,500, $11,250,000, $14,062,500 and $22,500,000,
respectively. The Company is required to prepay all loans outstanding in excess of the aggregate commitment from time to time. The Credit Facility is secured by a pledge of a a majority of the issued and outstanding capital stock of the Company. Pursuant to the terms of the Credit Facility, funds borrowed currently bear interest at a rate per annum equal to the Offshore Rate (as defined in the Credit Facility) or the Base Rate (as defined in the Credit Facility, as the case may be), plus the Applicable Margin (as defined in the Credit Facility). As of August 4, 1997, the Company had borrowed $68 million under the Credit Facility and the effective interest rate on such borrowings was 6.6% per annum.


     In April 1997, the Company repurchased an aggregate of 1,242 additional shares of Class B Common Stock issued to option holders upon the exercise of options in April 1996. The aggregate purchase price for such shares was $2.2 million. In May and June 1997, options to acquire an aggregate of 737 shares of Class B Common Stock were repurchased by the Company for an aggregate purchase price of $1.3 million.


     In 1992, the Company formed Cinemark International, Inc. (f/k/a Cinemark II, Inc.) ("Cinemark International") to develop and acquire theatres in international markets. All of the Company's operations outside of the United States and Canada will be conducted through Cinemark International, an unrestricted subsidiary under the Company's Indenture governing the Senior Subordinated Notes, and its subsidiaries. As of August 4, 1997, the Company has contributed $56.3 million to the capital of Cinemark International to fund theatre development principally in Latin America. Cinemark International plans to invest up to an additional $50 million in international ventures, principally in Latin America, over the next two to three years. The Company anticipates that investments in excess of Cinemark International's available cash will be funded by the Company or by debt or equity financing to be provided by third parties directly to Cinemark International or its subsidiaries.

     In 1993, the Company incorporated Cinemark de Mexico, S.A. de C.V. ("Cinemark de Mexico") as an indirect subsidiary of Cinemark International to pursue new development opportunities in Mexico. At of August 4, 1997, Cinemark International and New Wave Investments AVV, an unaffiliated Aruba corporation owned by Mexican citizens ("New Wave"), own 95.6% (95.0% on a fully diluted basis, including the exercise of outstanding warrants) and 4.4% (4.4% on a fully diluted basis, including the exercise of outstanding warrants), respectively, of the common stock of Cinemark Mexico. At of August 4, 1997, the Company operated twelve theatres (129 screens) and had three theatres (31 screens) under commitment with executed leases which will begin construction during the remainder of 1997. In 1993 and 1994, Cinemark Mexico, which is the direct parent of Cinemark de Mexico, issued $22.4 million principal amount of 12% Senior Subordinated Notes due 2003 with detachable warrants.

     Cinemark International entered into a joint venture agreement in November 1992 with a Chilean theatre operator. Cinemark Chile, S.A. currently operates two theatres (13 screens), and as of August 4, 1997, has one theatre (12 screens) under construction and plans to begin construction on two theatres (20 screens) during the remainder of 1997. In December 1995, Cinemark entered into a joint venture agreement with Argentine theatre operators to develop state-of-the-art multiplex theatres in Argentina. The joint venture's business is conducted through Cinemark Argentina, S.A., which is owned by Cinemark Argentina Holdings, S.A. Cinemark International owns 50% of Cinemark Argentina Holdings, S.A. Cinemark Argentina opened its first theatre (8 screens) in May 1997 and plans to begin construction on two additional theatres (21 screens) during 1997. In January 1997, Cinemark International and its Chilean partner entered into a joint venture agreement to develop state-of-the-art multiplex theatres in Peru. The joint venture conducts its business through Cinemark del Peru, S.A., which is 50% owned by Cinemark International and 50% owned by Cinemark's Chilean partner. Cinemark del Peru, S.A. opened its first theatre (12 screens) in July 1997.

     In 1996, Cinemark LTDA, a Brazilian company ("Cinemark Brazil"), was organized as an indirect subsidiary of Cinemark International. Cinemark Brazil will develop modern multiplex theatres in Brazil. Cinemark Brazil opened its first theatre (12 screens) in June 1997. Additionally, Cinemark Brazil has begun or expects to begin construction on six theatres (64 screens) during 1997.

     In September 1996, Cinemark International entered into a joint venture agreement with a prominent Ecuadorian company, to develop state-of-the-art multiplex theatres in Ecuador. The joint venture conducts its business through Cinemark del Ecuador, S.A. ("Cinemark Ecuador") which is 60% owned by Cinemark International. Cinemark Ecuador expects to open two theatres (16 screens) during 1997.


     In February 1997, Cinemark International entered into a joint venture agreement with Shochiku Co., Ltd., a Japanese distributor, exhibitor and producer of movies ("Shochiku") to develop state-of-the-art multiplex theatres in Japan. The joint venture will conduct its business through Shochiku Cinemark Theatres, which is 26.7% owned by Cinemark International, 26.7% owned by Shochiku, and the remaining 46.6% owned by a consortium of prominent Japanese companies. Shochiku Cinemark Theatres opened its first theatre (7 screens) in March 1997.

Cinemark Mexico Exchange Offer

     As of September 30, 1996, Cinemark Mexico had outstanding (I) $22.4 million aggregate principal amount of Cinemark Mexico Notes and (ii) warrants to purchase 379,073 shares of common stock of the Company (the "Warrants"). On September 30, 1996, Cinemark Mexico completed the Exchange Offer pursuant to which Cinemark Mexico and the holders of all of the Cinemark Mexico Notes exchanged all of the Cinemark Mexico Notes for a new issuance of the New Mexico Notes. The form and terms of the New Mexico Notes are identical in all material respects to the Cinemark Mexico Notes except that interest on the New Mexico Notes may, on each interest payment date from February 1, 1997 through and including February 1, 2000, be paid at the option of Cinemark Mexico in cash or through the issuance of additional notes of the same series (the "Additional Notes"). If the Company elects to pay accrued interest in Additional Notes in lieu of cash, interest during the relevant interest period shall accrue at the rate of 13% per annum. Holders of Warrants to purchase 22,222 shares of Common Stock of Cinemark Mexico elected not to participate in the Exchange Offer. The purpose of the Exchange Offer was to exchange New Securities for all outstanding Cinemark Mexico Notes in order to improve Cinemark Mexico's and Cinemark de Mexico's financial and operating flexibility. The Company exercised its option to pay Additional Notes for the interest periods ended February 1, 1997 and August 1, 1997.

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

PART II.      OTHER INFORMATION

ITEM 5.       OTHER INFORMATION

              Supplemental schedules specified by the Senior Notes indenture:

                   Condensed Consolidating Balance Sheet
                   (unaudited) as of June 30, 1997

                   Condensed Consolidating Statement of
                   Income (unaudited) for the six months
                   ended June 30, 1997

                   Condensed Consolidating Statement of
                   Cash Flow (unaudited) for the six months ended June 30, 1997


ITEM 6(b)     REPORTS ON FORM 8-K

              No reports have been filed by Registrant during the quarter for which this report is filed.

                      CINEMARK USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF JUNE 30, 1997
                                 (Unaudited)

                                                                  Restricted      Unrestricted
                                                                 Subsidiaries     Subsidiaries       Eliminations          TOTAL
                                                                 ------------     ------------       ------------          -----
                                       ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                    $   3,764,838     $   6,986,398     $          --     $  10,751,236
   Temporary cash investments                                                           308,408                             308,408
   Inventories                                                      1,541,295           331,321                           1,872,616
   Tax and other receivables                                       25,939,130         9,188,362       (20,222,726)       14,904,766
                                                                -------------     -------------     -------------     -------------
      Total current assets                                         31,245,263        16,814,489       (20,222,726)       27,837,026

THEATRE PROPERTIES AND EQUIPMENT                                  470,325,427        43,578,309                         513,903,736
   Less accumulated depreciation and amortization                 (80,136,887)       (2,974,417)                        (83,111,304)
                                                                -------------     -------------     -------------     -------------
      Theatre properties and equipment - net                      390,188,540        40,603,892                         430,792,432
OTHER ASSETS:
   Certificates of deposit                                          1,525,852                                             1,525,852
   Investments in and advances to affiliates                       21,206,273        13,850,341       (19,717,483)       15,339,131
   Intangible assets - net                                          7,243,839                          (2,246,916)        4,996,923
   Deferred charges and other - net                                14,666,032         6,236,946        (1,423,168)       19,479,810
                                                                -------------     -------------     -------------     -------------
      Total other assets                                           44,641,996        20,087,287       (23,387,567)       41,341,716
                                                                -------------     -------------     -------------     -------------
      TOTAL                                                     $ 466,075,799     $  77,505,668     $ (43,610,293)    $ 499,971,174
                                                                =============     =============     =============     =============

          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                            $   1,012,228     $          --     $          --     $   1,012,228
   Accounts payable and accrued expenses                           48,449,669        25,875,381       (20,855,612)       53,469,438
                                                                -------------     -------------     -------------     -------------
      Total current liabilities                                    49,461,897        25,875,381       (20,855,612)       54,481,666
LONG-TERM LIABILITIES:
   Senior credit agreement                                         58,000,000                                            58,000,000
   9.625% senior subordinated notes - Cinemark USA, Inc.          276,424,292                                           276,424,292
   12% senior subordinated notes-Cinemark Mexico (USA), Inc.                         26,821,300                          26,821,300
   Deferred lease expenses                                         11,839,945           495,227                          12,335,172
   Theatre development advance                                        786,634                                               786,634
   Deferred income taxes                                            6,654,302         1,263,042          (790,172)        7,127,172
                                                                -------------     -------------     -------------     -------------
      Total long-term liabilities                                 353,705,173        28,579,569          (790,172)      381,494,570

MINORITY INTERESTS IN SUBSIDIARIES                                    378,612         1,086,209                           1,464,821
SHAREHOLDERS' EQUITY:
   Class A common stock, $.01 par value; 10,000,000 shares
    authorized, 1,500 shares issued and outstanding                        15                                                    15
   Class B common stock, no par value; 1,000,000 shares
    authorized, 233,913 shares issued                              49,537,447             1,000            (1,000)       49,537,447
   Additional paid-in capital                                      10,256,177        38,264,208       (38,264,208)       10,256,177
   Unearned compensation - stock options                           (2,427,578)                                           (2,427,578)
   Retained earnings (deficit)                                     40,525,092        (5,113,344)        5,113,344        40,525,092
   Treasury stock, 57,211 Class B shares                          (24,198,890)                                          (24,198,890)
   Cumulative foreign currency translation adjustment             (11,162,146)      (11,187,355)       11,187,355       (11,162,146)
                                                                -------------     -------------     -------------     -------------
      Total shareholders' equity                                   62,530,117        21,964,509       (21,964,509)       62,530,117
                                                                -------------     -------------     -------------     -------------
      TOTAL                                                     $ 466,075,799     $  77,505,668     $ (43,610,293)    $ 499,971,174
                                                                =============     =============     =============     =============


Note: "Restricted Subsidiaries" and "Unrestricted Subsidiaries" are defined in the Indenture for the Senior Subordinated Notes dated August 15, 1996.

                      CINEMARK USA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (Unaudited)



                                                               Restricted      Unrestricted
                                                              Subsidiaries     Subsidiaries       Eliminations          TOTAL
                                                             --------------    --------------    --------------    --------------
REVENUES:
   Admissions                                                $  120,152,565    $    9,330,472    $         --      $  129,483,037
   Concessions                                                   66,308,159         4,819,782                          71,127,941
   Other                                                          5,201,336           669,652          (708,776)        5,162,212
                                                             --------------    --------------    --------------    --------------
      Total                                                     191,662,060        14,819,906          (708,776)      205,773,190

COSTS AND EXPENSES:
   Cost of operations:
     Film rentals                                                59,745,250         4,183,013                          63,928,263
     Concession supplies                                          8,547,741         1,636,987                          10,184,728
     Salaries and wages                                          25,004,849         1,878,367                          26,883,216
     Facility leases                                             16,699,328         1,702,807                          18,402,135
     Advertising                                                  4,817,344           346,464                           5,163,808
     Utilities and other                                         26,508,662         2,325,302                          28,833,964
                                                             --------------    --------------    --------------    --------------
      Total                                                     141,323,174        12,072,940                         153,396,114
   General and administrative expenses                           11,348,871         2,627,207          (708,776)       13,267,302
   Depreciation and amortization                                  9,802,283           547,978           (68,434)       10,281,827
                                                             --------------    --------------    --------------    --------------
      Total                                                     162,474,328        15,248,125          (777,210)      176,945,243
                                                             --------------    --------------    --------------    --------------
OPERATING INCOME                                                 29,187,732          (428,219)           68,434        28,827,947

OTHER INCOME (EXPENSE):
   Interest expense                                             (12,695,638)       (1,686,054)                        (14,381,692)
   Amortization of debt issue costs and debt discount              (332,805)          (53,463)                           (386,268)
   Interest Income                                                  112,967           391,264                             504,231
   Other gains                                                       (4,726)            2,754                              (1,972)
   Foreign currency exchange gain                                                     (23,574)             (110)          (23,684)
   Minority interests                                               (16,436)           84,603                              68,167
   Equity in income (loss) of affiliates                         (1,007,042)          333,399         1,107,042           433,399
                                                             --------------    --------------    --------------    --------------
      Total                                                     (13,943,680)         (951,071)        1,106,932       (13,787,819)
                                                             --------------    --------------    --------------    --------------


INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                                        15,244,052        (1,379,290)        1,175,366        15,040,128

INCOME TAXES                                                      7,054,805          (203,924)                          6,850,881
                                                             --------------    --------------    --------------    --------------

INCOME BEFORE EXTRAORDINARY ITEM                                  8,189,247        (1,175,366)        1,175,366         8,189,247

EXTRAORDINARY ITEM:
   Loss on early extinguishment of debt, net of income tax
     benefit of $42,054                                             (55,746)                                              (55,746)
                                                             --------------    --------------    --------------    --------------

NET INCOME (LOSS)                                            $    8,133,501    ($   1,175,366)   $    1,175,366    $    8,133,501
                                                             ==============    ==============    ==============    ==============


Note: "Restricted Subsidiaries" and "Unrestricted Subsidiaries" are defined in the Indenture for the Senior Suboridinated Notes dated August 15, 1996.

                      CINEMARK USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (Unaudited)

                                                                   Restricted       Unrestricted
                                                                   Subsidiaries     Subsidiaries     Eliminations         TOTAL
                                                                   ------------     ------------     ------------         -----
OPERATIONS:
Net income (loss)                                                  $  8,133,501     $ (1,175,366)    $  1,175,366     $  8,133,501
Noncash items in net income (loss):
   Depreciation                                                       9,246,927          546,762                         9,793,689
   Amortization                                                         850,911           54,679          (68,434)         837,156
   Deferred lease expenses                                              591,358          163,185                           754,543
   Amortization of prepaid leases                                                        234,614                           234,614
   Deferred income tax (expense) benefit                                 37,880        1,162,683                         1,200,563
   Debt issued for accrued interest                                                    1,110,400                         1,110,400
   Amortization of debt discount                                         37,250                                             37,250
   Amortized compensation - stock option                              1,080,436                                          1,080,436
   Equity in income (loss) of affiliate                               1,075,366         (333,399)      (1,175,366)        (433,399)
   Minority interests                                                    16,436          (84,603)                          (68,167)
Cash from (used for) operating working capital                      (21,718,900)      12,008,615                        (9,710,285)
                                                                   ------------     ------------     ------------     ------------
      Net cash from (used for) operations                              (648,835)      13,687,570          (68,434)      12,970,301

INVESTING ACTIVITIES:
   Additions to theatre properties                                  (48,887,839)     (14,279,334)                      (63,167,173)
   Increase  in temporary cash investments                                                (7,000)                           (7,000)
   Decrease (increase) in deferred issue costs and other assets      (1,906,608)      (2,751,036)          68,434       (4,589,210)
   Decrease (increase) in advances to affiliates                     (7,406,360)      (8,699,380)       7,250,000       (8,855,740)
                                                                   ------------     ------------     ------------     ------------
      Net cash used for investing activities                        (58,200,807)     (25,736,750)       7,318,434      (76,619,123)

FINANCING ACTIVITIES:
   Issuance of Senior Subordinated Notes                             77,250,000                                         77,250,000
   Retirement of Senior Notes                                        (1,630,000)                                        (1,630,000)
   Decrease in long-term debt                                       (77,016,048)                                       (77,016,048)
   Increase in long-term debt                                        65,365,000                                         65,365,000
   Purchase of treasury stock                                        (4,013,737)                                        (4,013,737)
   Minority investment in subsidiaries, net                                              792,407                           792,407
   Decrease in theatre development advance                             (396,095)                                          (396,095)
   Cinemark USA investment in Cinemark International                                   7,250,000       (7,250,000)
                                                                   ------------     ------------     ------------     ------------
      Net cash from financing activities                             59,559,120        8,042,407       (7,250,000)      60,351,527

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                  (1,015)         (31,680)                          (32,695)
                                                                   ------------     ------------     ------------     ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        708,463       (4,038,453)                       (3,329,990)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                3,056,375       11,024,851                        14,081,226
                                                                   ------------     ------------     ------------     ------------
   End of period                                                   $  3,764,838     $  6,986,398                      $ 10,751,236
                                                                   ============     ============     ============     ============
SUPPLEMENTAL INFORMATION:
  Cash paid for interest                                           $ 12,513,941     $    431,348                      $ 12,945,289
                                                                   ============     ============     ============     ============
  Cash paid for income taxes                                       $  4,889,984                                       $  4,889,984
                                                                   ============     ============     ============     ============




Note: "Restricted Subsidiaries" and "Unrestricted Subsidiaries" are defined in the Indenture for the Senior Suboridinated Notes dated August 15, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                        CINEMARK USA, INC.
                                        Registrant

DATE:  August 4, 1997


                                        /s/ Jeffrey J. Stedman
                                        ---------------------------------------
                                        Jeffrey J. Stedman
                                        Vice President and
                                        Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

  27           Financial Data Schedule