Form 10-Q
period 1997-09-30
CINEMARK USA INC /TX
filed 1997-11-14
CIK 885975

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

         1,500 shares of Class A Common Stock as of November 7, 1997
           183,114 shares of Class B Common Stock (including options
          to acquire 6,412 shares of Class B Common Stock exercisable within 60 days of such date) as of November 7, 1997

                      CINEMARK USA, INC. AND SUBSIDIARIES

                                     Index






                                                                         Page

PART I         FINANCIAL INFORMATION

      Item 1.       Financial Statements

                    Condensed Consolidated Balance Sheets
                         as of September 30, 1997 (unaudited)
                         and December 31, 1996                             3

                    Condensed Consolidated Statements of Income
                         (unaudited) for the three and nine month
                         periods ended September 30, 1997 and 1996         4

                    Condensed Consolidated Statements of Cash Flows
                         (unaudited) for the nine month periods
                         ended September 30, 1997 and 1996                 5

                    Notes to Condensed Consolidated Financial
                         Statements                                        6

     Item 2.        Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                        7


PART II        OTHER INFORMATION

     Item 5.        Other Information                                      13


     Item 6(b).     Reports on Form 8-K                                    13

SIGNATURES                                                                 17

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CINEMARK USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                                 1997            1996
                                                                              (Unaudited)
                                                                           -------------------------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ............................................   $  15,157,597    $  14,081,226
   Temporary cash investments ...........................................         310,408          301,408
   Inventories ..........................................................       1,919,751        1,296,323
   Tax and other receivables ............................................      18,275,453       11,270,453
                                                                           -------------------------------
      Total current assets ..............................................      35,663,209       26,949,410

THEATRE PROPERTIES AND EQUIPMENT ........................................     573,455,738      450,842,912
   Less accumulated depreciation and amortization .......................     (89,440,869)     (73,421,992)
                                                                           -------------------------------
      Theatre properties and equipment - net ............................     484,014,869      377,420,920
OTHER ASSETS:
   Certificates of deposit ..............................................       1,525,852        1,525,852
   Investments in and advances to affiliates ............................      17,249,811        6,049,992
   Intangible assets - net ..............................................       4,617,097        5,417,049
   Deferred charges and other - net .....................................      23,616,871       15,542,244
                                                                           -------------------------------
          Total other assets ............................................      47,009,631       28,535,137
                                                                           -------------------------------
      TOTAL .............................................................   $ 566,687,709    $ 432,905,467
                                                                           ===============================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt ....................................   $     510,738    $   1,002,313
   Accounts payable and accrued expenses ................................      52,075,082       58,969,423
                                                                           -------------------------------
      Total current liabilities .........................................      52,585,820       59,971,736
LONG-TERM LIABILITIES:
   Revolving credit agreement ...........................................     120,000,000       70,000,000
   12% senior notes - Cinemark USA, Inc. ................................            --          1,630,000
   9.625% senior subordinated notes - Cinemark USA, Inc. ................     276,392,165      199,137,042
   12% senior subordinated notes-Cinemark Mexico (USA), Inc..............      28,561,000       25,710,900
   Deferred lease expenses ..............................................      12,783,184       11,580,629
   Theatre development advance and other ................................         785,167          845,357
   Deferred income taxes ................................................       6,467,176        5,926,609
                                                                           -------------------------------
      Total long-term liabilities .......................................     444,988,692      314,830,537

MINORITY INTERESTS IN SUBSIDIARIES ......................................       1,702,481          740,582
SHAREHOLDERS' EQUITY :
   Class A common stock, $.01 par value; 10,000,000 shares
    authorized, 1,500 shares issued and outstanding .....................              15               15
   Class B common stock, no par value; 1,000,000 shares
    authorized, 233,913 and 233,176 shares issued, respectively..........      49,537,447       49,536,710
   Additional paid-in capital ...........................................      10,181,790        9,182,880
   Unearned compensation - stock options ................................      (1,764,223)      (2,434,717)
   Retained earnings ....................................................      44,818,043       32,391,591
   Treasury stock, 57,211 and 54,965 Class B shares
      at cost, respectively .............................................     (24,198,890)     (20,184,416)
   Cumulative foreign currency translation adjustment ...................     (11,163,466)     (11,129,451)
                                                                           -------------------------------
      Total shareholders' equity ........................................      67,410,716       57,362,612
                                                                           -------------------------------
      TOTAL .............................................................   $ 566,687,709    $ 432,905,467
                                                                           ===============================

     See accompanying Notes to Condensed Consolidated Financial Statements.


                      CINEMARK USA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                    THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                          1997             1996             1997             1996
                                                         ------           ------           ------           ------
REVENUES:
   Admissions ....................................   $  76,284,636    $  59,662,112     $205,767,673     $157,070,386
   Concessions ...................................      41,615,188       33,458,048      112,743,129       86,964,258
   Other .........................................       3,307,938        4,039,222        8,470,150       11,428,384
                                                   ------------------------------------------------------------------
      Total ......................................     121,207,762       97,159,382      326,980,952      255,463,028

COSTS AND EXPENSES:
   Cost of operations:
     Film rentals ................................      39,697,328       31,577,169      103,625,591       78,492,838
     Concession supplies .........................       7,055,929        5,171,222       17,240,657       14,195,192
     Salaries and wages ..........................      15,224,185       13,323,204       42,107,401       34,586,807
     Facility leases .............................       9,900,498        9,489,796       28,302,633       25,433,526
     Advertising .................................       2,523,824        1,995,898        7,687,632        6,168,604
     Utilities and other .........................      13,796,365       13,124,220       42,630,329       36,084,609
                                                   ------------------------------------------------------------------
           Total .................................      88,198,129       74,681,509      241,594,243      194,961,576
     General and administrative expenses..........       7,209,213        5,236,610       20,476,515       16,636,133
     Depreciation and amortization................      10,189,447        8,301,874       20,471,274       16,973,399
                                                   ------------------------------------------------------------------
           Total .................................     105,596,789       88,219,993      282,542,032      228,571,108
                                                   ------------------------------------------------------------------
OPERATING INCOME .................................      15,610,973        8,939,389       44,438,920       26,891,920

OTHER INCOME (EXPENSE):
   Interest expense ..............................      (8,690,205)      (4,759,510)     (23,071,897)     (14,111,297)
   Amortization of debt issue cost ...............        (178,469)         (78,863)        (527,487)        (402,563)
   Amortization of bond discount .................         (18,625)         (60,498)         (55,875)        (151,622)
   Interest Income ...............................          43,525          382,255          547,756          690,054
   Other gains and losses ........................         410,040         (373,306)         408,068        3,322,906
   Foreign currency exchange gain (loss)..........         (47,411)          45,619          (71,095)          (3,221)
   Minority interests in subsidiaries.............          45,065           73,940          113,232          120,518
Equity in income of affiliates ...................         524,507        1,015,672          957,906        1,417,171
                                                   ------------------------------------------------------------------
      Total ......................................      (7,911,573)      (3,754,691)     (21,699,392)      (9,118,054)
                                                   ------------------------------------------------------------------
INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEMS .......................       7,699,400        5,184,698       22,739,528       17,773,866

INCOME TAXES .....................................       3,406,449        2,552,957       10,257,330        7,978,470
                                                   ------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEMS ................       4,292,951        2,631,741       12,482,198        9,795,396
EXTRAORDINARY ITEMS:
   Loss on early extinguishments of debt, net of
     income tax benefit of $5,748,322, $42,054 and
     $6,083,007, respectively ....................            --         (8,789,825)         (55,746)      (9,124,510)
                                                   ------------------------------------------------------------------
NET INCOME .......................................   $   4,292,951    $  (6,158,084)   $  12,426,452     $    670,886
                                                   ==================================================================
EARNINGS PER COMMON AND
   COMMON EQUIVALENT SHARE:
   Before extraordinary item .....................   $       22.92    $       14.00    $       66.49     $      53.85
                                                   ==================================================================

   Net income ....................................   $       22.92    $      (32.76)   $       66.19     $       3.69
                                                   ==================================================================

WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES

   OUTSTANDING ...................................         187,326          187,987          187,729          181,898
                                                   ==================================================================

     See accompanying Notes to Condensed Consolidated Financial Statements


                      CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        1997             1996
                                                                                       ------           ------
OPERATIONS:
Net Income ....................................................................   $  12,426,452    $     670,886
Loss on early extinguishments of debt .........................................            --         15,207,517
Noncash items in net income :
   Depreciation ...............................................................      19,656,382       14,046,142
   Amortization ...............................................................       1,347,502        3,481,442
   Deferred lease expenses ....................................................       1,202,555        1,843,211
   Amortization of prepaid leases .............................................         517,330             --
   Deferred income tax expense ................................................         540,567         (150,094)
   Debt issued for accrued interest ...........................................       2,850,100        2,006,371
   Amortized compensation - stock options .....................................       1,669,404          932,110
   Equity in income of affiliate ..............................................        (957,906)      (1,417,171)
   Minority interests .........................................................        (113,232)        (120,518)
   (Gain) loss on sale of assets ..............................................        (408,068)         344,740
Cash from (used for) operating working capital:
   Inventories ................................................................        (623,428)        (314,127)
   Tax and other receivables ..................................................      (7,005,000)      (3,484,665)
   Accounts payable and accrued expenses ......................................      (6,896,839)         786,826
                                                                                  ----------------------------------
      Net cash from operations ................................................      24,205,819       33,832,670
INVESTING ACTIVITIES:
   Additions to theatre properties ............................................    (125,842,263)    (115,955,178)
   Increase in deferred issue costs and other assets ..........................      (9,143,384)      (9,375,678)
   Increase in advances to affiliates .........................................     (10,241,913)         (53,631)
                                                                                  ----------------------------------
      Net cash used for investing activities ..................................    (145,227,560)    (125,384,487)

FINANCING ACTIVITIES:
   Issuance of Senior Subordinated Notes ......................................      77,250,000      199,106,000
   Retirement of Senior Notes .................................................      (1,630,000)    (123,370,000)
   Debt extinguishment costs ..................................................            --        (12,135,438)
   Decrease in long-term debt .................................................     (77,518,172)     (77,520,568)
   Increase in long-term debt .................................................     127,365,000       70,500,000
   Decrease in notes payable to related parties ...............................            --         (2,086,513)
   Net proceeds from common stock issuance ....................................            --         38,562,509
   Increase in additional paid in capital .....................................            --            (71,336)
   Purchase of treasury stock .................................................      (4,013,737)            --
   Minority investment in subsidiaries, net ...................................       1,075,131             --
   Decrease in theatre development advance ....................................        (396,095)        (356,046)
                                                                                  ----------------------------------
      Net cash from financing activities ......................................     122,132,127       92,628,608

FOREIGN CURRENCY TRANSLATION ADJUSTMENT .......................................         (34,015)         344,916
                                                                                  ----------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS .........................................       1,076,371        1,421,707
CASH AND CASH EQUIVALENTS:
   Beginning of period ........................................................      14,081,226       13,649,724
                                                                                  ----------------------------------
   End of period ..............................................................   $  15,157,597    $  15,071,431
                                                                                  ==================================
SUPPLEMENTAL INFORMATION:
  Cash paid for interest ......................................................   $  24,644,847    $  14,766,429
                                                                                  ==================================
  Cash paid for income taxes ..................................................   $   6,935,511    $   6,251,631
                                                                                  ==================================

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

      Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be achieved for the full year.

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

3.   FAS 128 - Earnings per Share

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which will be effective for the Company for the quarter and annual period ended December 31, 1997. SFAS No. 128 requires expanded disclosure of earnings per share, including presentation of basic and diluted earnings per share computations for income from continuing operations. The Company's computations of primary and fully diluted earnings per share under APB Opinion No. 15 for the three and nine months ended September 30, 1997 and 1996 approximate the computation of diluted earnings per share under SFAS No. 128.

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

                                                  % of Revenues

                                ----------------------------------------------
                                     Three Months Ended   Nine Months Ended
                                        September 30,        September 30,

                                        1997    1996         1997    1996
                                       ------  ------       ------  ------
Revenues:
  Admissions                            63.0    61.4         62.9    61.5
  Concessions                           34.3    34.4         34.5    34.0
  Other                                  2.7     4.2          2.6     4.5
                                       ------  ------       ------  ------
Total revenues                         100.0   100.0        100.0   100.0
Cost of operations                      72.8    76.9         73.9    76.3
General and administrative expenses      6.0     5.4          6.3     6.5
Depreciation and amortization            8.4     8.5          6.3     6.6
Operating income                        12.9     9.2         13.6    10.6
Interest expense                         7.3     5.0          7.2     5.7
Income before income taxes
  and extraordinary items                6.4     5.3          7.0     7.0
Net income                               3.5    (6.3)         3.8     0.3


Revenues

     Revenues for the quarter ended September 30, 1997 increased to $121.2 million from $97.2 million for the quarter ended September 30, 1996, a 24.8% increase. The increase in revenues for the third quarter is primarily attributable to a 15.0% increase in attendance as the result of the net addition of 166 screens since the third quarter of 1996 and a combined increase of 6.4% in admissions and concessions per patron. Revenues per average screen increased 10.4% to $80,132 for the third quarter of 1997 from $72,599 for the third quarter of 1996.

     The Company generated revenues for the nine months ended September 30, 1997 (the "1997 period") of $327.0 million compared to $255.5 million for the nine months ended September 30, 1996 (the "1996 period), a 28.0% increase. The increase in revenues for the 1997 period is primarily attributable to a 17.0% increase in attendance as the result of the net addition of 166 screens since the third quarter of 1996 and a combined increase of 8.3% in admissions and concessions per patron. Revenues per average screen increased 11.6% to $219,450 in the 1997 period from $196,661 in the 1996 period.

Cost of Operations

     Cost of operations, as a percentage of revenues, decreased to 72.8% in the third quarter of 1997 from 76.9% in the third quarter of 1996. The decrease as a percentage of revenues resulted from decreases during the quarter in salaries and wages as a percentage of revenues to 12.6% in 1997 from 13.7% in 1996, a decrease in facility leases as a percentage of revenues to 8.2% in 1997 from 9.8% in 1996 and a decrease in utilities and other as a percentage of revenues to 11.4% in 1997 from 13.5% in 1996. The decreases were partially offset by an increase in concession expense as a percentage of concession revenues to 17.0% in 1997 from 15.5% in 1996.

     Cost of operations, as a percentage of revenues, decreased to 73.9% in the 1997 period from 76.3% in the 1996 period. The decrease as a percentage of revenues resulted from a decrease in concession supplies as a percentage of concession revenues to 15.3% in 1997 from 16.3% in 1996, a decrease in facility leases as a percentage of revenues to 8.7% in 1997 from 10.0% in 1996 and a decrease in utilities and other as a percentage of revenues to 13.0% in 1997 from 14.1% in 1996.

General and Administrative Expenses

     General and administrative expenses, as a percentage of revenues, increased to 6.0% in the third quarter of 1997 from 5.4% in the third quarter of 1996. The absolute level of general and administrative expenses increased to $7.2 million in the third quarter of 1997 from $5.2 million in the third quarter of 1996. The increase in general and administrative expenses is attributed to costs (primarily salaries and wages and consulting services) associated with the Company's expansion program.

     For the 1997 period, general and administrative costs decreased as a percentage of revenues to 6.3% from 6.5% for the 1996 period. The decrease is primarily attributable to the 28.0% increase in revenues from screen additions and increases in admissions and concessions per patron. The absolute level of general and administrative expenses increased to $20.5 million for the 1997 period from $16.6 million for the 1996 period. The increase in general and administrative expenses is attributed to costs (primarily salaries and wages) associated with the Company's expansion program and compensation costs associated with the repurchase of non-qualified stock options.

Depreciation and Amortization

     Depreciation and amortization increased 22.7% to $10.2 million in the third quarter of 1997 from $8.3 million in the third quarter of 1996. For the 1997 period, depreciation and amortization increased 20.6% to $20.5 million from $17.0 million in 1996. The increase is a result of the net addition of $158.0 million in theatre property and equipment since the third quarter of 1996, a 48.5% increase. The difference in the percentage increase in depreciation and amortization compared to the increase in theatre property and equipment is a result of the timing of when the additions were placed in service during the period.

Interest Expense

     Interest costs incurred, including amortization of debt issue cost and debt discount, increased 50.3% during the third quarter of 1997 to $9.4 million (including capitalized interest to properties under construction) from $6.2 million (including capitalized interest)in the third quarter of 1996. Interest costs for the 1997 period, including amortization of debt issue cost and debt discount, increased 44.0% to $25.0 million (including capitalized interest) from $17.4 million (including capitalized interest) in the 1996 period. The increase in interest costs incurred for the third quarter of 1997 and the 1997 period was due principally to an increase in average debt outstanding resulting from borrowings under the Company's Credit Facility and the issuance of the Senior Subordinated Notes.

Income Taxes

     Income taxes increased to $3.4 million for the third quarter of 1997 from $2.6 million in the third quarter of 1996 and increased to $10.3 million for the 1997 period from $8.0 million in the 1996 period. The Company's effective tax rate for the third quarter of 1997 was 44.2% compared to 49.2% for the third quarter of 1996. The effective tax rate for the 1997 period increased to 45.1% from 44.9% in 1996. The change in the effective tax rate was primarily a result of the relative level of goodwill amortization and foreign losses. The effective tax rates reflect the full reserve of the potential tax benefit associated with the loss incurred by Cinemark Mexico.

Other Gains and Losses

     Other gains and losses for the 1996 period of $3.3 million is primarily attributable to a gain from the settlement of litigation.

Extraordinary Items

     In the third quarter of 1996, the Company issued $200 million aggregate principle of 9-5/8 Senior Subordinated Notes, a portion of the proceeds of $193.2 million (net of discount, fees and expenses) were used to repurchase 98.7% of the Company's $125 million 12% Senior Notes at a price of $1,098.33 per $1,000 principle amount. As a result, an extraordinary loss of $8.8 million (net of related tax benefit) was recognized in connection with the premium paid and the write-off of the unamortized debt issue cost associated with the Senior Notes repurchased.

     The 1996 Period also includes an extraordinary loss of $.3 million (net of related tax benefit) which was recognized in connection with the writeoff of the Company's existing bank line of credit which was replaced with a new revolving and term credit facility in February 1996.

Net Income

    Net income of $4.3 million for the third quarter of 1997 and net loss of $6.2 million for the third quarter of 1996 included the consolidated losses of Cinemark International of $.6 million (net of minority interest) and the consolidated income of Cinemark International of $25 thousand (net of minority interest), respectively. Net income of $12.4 million for the 1997 period and $.7 million for the 1996 period includes the consolidated losses of Cinemark International of $1.7 million (net of minority interest) and $1.1 million (net of minority interest), respectively.

Liquidity and Capital Resources

     The Company's revenues are collected in cash, primarily through box office receipts and the sale of concession items. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" and, as a result, historically has not required traditional working capital financing.

    The Company's theatres are typically equipped with modern projection and sound equipment, with approximately 68% of the screens operated by the Company having been built in the past six years. The Company's investing activities have been principally in connection with new theatre openings and acquisitions of existing theatres and theatre circuits. From January 1, 1997 to November 7, 1997, the Company opened in the U.S. nine theatres (128 screens)and has 15 theatres (249 screens) under construction. In addition, as of November 7, 1997, the Company has 7 theatres (129 screens) scheduled to begin construction within the next year for scheduled completion by the end of 1998. Certain of these theatres will be megaplexes which may cost in excess of $15 million per theatre. The Company currently estimates that its capital expenditures for the development of these approximately 500 screens in the U.S. in 1997 and 1998 will be approximately $325 million. As of November 7, 1997, the Company had expended approximately $125 million toward the development of these screens. The Company plans to fund capital expenditures for its development from cash flow from operations and borrowings under the Credit Facility. Actual expenditures for theatre development and acquisitions during 1997 and 1998 are subject to change based upon the availability of attractive opportunities for expansion of the Company's theatre circuit.

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

     On December 12, 1996, the Company replaced its existing credit facility with the new credit facility ("Credit Facility") through a group of banks for which Bank of America National Trust and Savings Association acts as Administrative Agent. The Credit Facility provides for loans to the Company of up to $225.0 million in the aggregate. The Credit Facility is a reducing revolving credit facility at the end of each quarter during the calendar year 2000, 2001, 2002 and 2003, requiring reductions in the aggregate commitment in the amount of $8,437,500, $11,250,000, $14,062,500 and $22,500,000,
respectively. The Company is required to prepay all loans outstanding in excess of the aggregate commitment from time to time. The Credit Facility is secured by a pledge of a a majority of the issued and outstanding capital stock of the Company. Pursuant to the terms of the Credit Facility, funds borrowed currently bear interest at a rate per annum equal to the Offshore Rate (as defined in the Credit Facility) or the Base Rate (as defined in the Credit Facility, as the case may be), plus the Applicable Margin (as defined in the Credit Facility). As of November 7, 1997, the Company had borrowed $138 million under the Credit Facility and the effective interest rate on such borrowings was 6.7% per annum.

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

    In 1992, the Company formed Cinemark International, Inc. (f/k/a Cinemark II, Inc.) ("Cinemark International") to develop and acquire theatres in international markets. Substantially all of the Company's operations outside of the United States and Canada will be conducted through Cinemark International, an unrestricted subsidiary under the Company's Indenture governing the Senior Subordinated Notes, and its subsidiaries. As of November 7, 1997, the Company has contributed $74.2 million to the capital of Cinemark International to fund theatre development principally in Latin America. Cinemark International plans to invest up to an additional $50 million in international ventures, principally in Latin America, over the next two to three years. The Company anticipates that investments in excess of Cinemark International's available cash will be funded by the Company or by debt or equity financing to be provided by third parties directly to Cinemark International or its subsidiaries.

    In 1993, the Company incorporated Cinemark de Mexico, S.A. de C.V. ("Cinemark de Mexico") as an indirect subsidiary of Cinemark International to pursue new development opportunities in Mexico. As of November 7, 1997, Cinemark International and New Wave Investments AVV, an unaffiliated Aruba corporation owned by Mexican citizens ("New Wave"), own 95.6% (95.0% on a fully diluted basis, including the exercise of outstanding warrants) and 4.4% (4.4% on a fully diluted basis, including the exercise of outstanding warrants), respectively, of the common stock of Cinemark Mexico. As of November 7, 1997, the Company operated thirteen theatres (141 screens), has one theatre (10 screens) under construction and plans to begin construction on one theatre (10 screens) during the remainder of 1997. In 1993 and 1994, Cinemark Mexico, which is the direct parent of Cinemark de Mexico, issued $22.4 million principal amount of 12% Senior Subordinated Notes due 2003 with detachable warrants.

   Cinemark International entered into a joint venture agreement in November 1992 with a Chilean theatre operator. Cinemark Chile, S.A. currently operates two theatres (13 screens), and as of November 7, 1997, has one theatre (12 screens) under construction and plans to begin construction on two theatres (18 screens) during the remainder of 1997. In December 1995, Cinemark entered into a joint venture agreement with Argentine theatre operators to develop state-of-the-art multiplex theatres in Argentina. The joint venture's business is conducted through Cinemark Argentina, S.A., which is owned by Cinemark Argentina Holdings, S.A. Cinemark International owns 50% of Cinemark Argentina Holdings, S.A. Cinemark Argentina opened its first theatre (8 screens) in May 1997, has three theatres (26 screens) under construction and plans to begin construction on one additional theatre (10 screens) during 1997. In January 1997, Cinemark International and its Chilean partner entered into a joint venture agreement to develop state-of-the-art multiplex theatres in Peru. The joint venture conducts its business through Cinemark del Peru, S.A., which is 50% owned by Cinemark International and 50% owned by Cinemark's Chilean partner. Cinemark del Peru, S.A. opened its first theatre (12 screens) in July 1997.

    In 1996, Cinemark LTDA, a Brazilian company ("Cinemark Brazil"), was organized as an indirect subsidiary of Cinemark International. Cinemark Brazil will develop modern multiplex theatres in Brazil. Cinemark Brazil has opened three theatres (30 screens) in 1997. Additionally, Cinemark Brazil has begun or expects to begin construction on four theatres (46 screens) during 1997.

    In September 1996, Cinemark International entered into a joint venture agreement with a prominent Ecuadorian company, to develop state-of-the-art multiplex theatres in Ecuador. The joint venture conducts its business through Cinemark del Ecuador, S.A. ("Cinemark Ecuador") which is 60% owned by Cinemark International. Cinemark Ecuador opened its first theatre (7 screens) in August 1997 and expects to open one additional theatre (9 screens) during 1997.

    In July 1997, Cinemark International entered into a joint venture agreement with Cines de Centroamerica, S.A. de C.V., a Salvadoran corporation, the shareholders of which are prominent Salvadoran companies, to develop state-of-the-art multiplex theatres in Central America. The joint venture agreement provides for the licensing of the Company's technology, trademark and name. The joint venture is owned 50.1% by Cinemark International and 49.9% by Cines de Centroamerica, S.A. de C.V. This joint venture opened one theatre (2 screens) in El Salvador in July 1997 and expects to begin construction on two additional theatres (18 screens) during the remainder of 1997.

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

PART II.       Other Information

     Item 5.        Other Information

                    Supplemental schedules specified by the Senior
                         Notes indenture:

                         Condensed Consolidating Balance Sheet
                         (unaudited) as of September 30, 1997

                         Condensed Consolidating Statement of
                         Income (unaudited) for the nine months
                         ended September 30, 1997

                         Condensed Consolidating Statement of
                         Cash Flow (unaudited) for the nine months ended September 30, 1997

     Item 6(b).     Reports on Form 8-K

                         No reports have been filed by Registrant during the quarter for which this report is filed.




                      CINEMARK USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 1997
                                  (Unaudited)

                                                                  Restricted        Unrestricted
                                                                 Subsidiaries       Subsidiaries     Eliminations       TOTAL

                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .................................   $   7,887,268    $   7,270,329    $        --      $  15,157,597
   Temporary cash investments ................................            --            310,408             --            310,408
   Inventories ...............................................       1,444,120          475,631             --          1,919,751
   Tax and other receivables .................................      25,506,628       14,581,699      (21,812,874)      18,275,453
                                                                -----------------------------------------------------------------
      Total current assets ...................................      34,838,016       22,638,067      (21,812,874)      35,663,209

THEATRE PROPERTIES AND EQUIPMENT .............................     519,272,672       54,183,066             --        573,455,738
   Less accumulated depreciation and amortization ............     (85,326,219)      (4,114,650)            --        (89,440,869)
                                                                -----------------------------------------------------------------
      Theatre properties and equipment - net .................     433,946,453       50,068,416             --        484,014,869
OTHER ASSETS:
   Certificates of deposit ...................................       1,525,852             --               --          1,525,852
   Investments in and advances to affiliates .................      36,751,641       15,591,867      (35,093,697)      17,249,811
   Intangible assets - net ...................................       6,829,796             --         (2,212,699)       4,617,097
   Deferred charges and other - net ..........................      16,158,772        8,881,267       (1,423,168)      23,616,871
                                                                -----------------------------------------------------------------
      Total other assets .....................................      61,266,061       24,473,134      (38,729,564)      47,009,631
                                                                -----------------------------------------------------------------
      TOTAL ..................................................   $ 530,050,530    $  97,179,617    ($ 60,542,438)   $ 566,687,709
                                                                =================================================================


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt .........................   $     510,738    $        --      $        --      $     510,738
   Accounts payable and accrued expenses .....................      45,536,366       28,351,480      (21,812,764)      52,075,082
                                                                -----------------------------------------------------------------
      Total current liabilities ..............................      46,047,104       28,351,480      (21,812,764)      52,585,820

LONG-TERM LIABILITIES:
   Senior credit agreement ...................................     120,000,000             --               --        120,000,000
   9.625% senior subordinated notes - Cinemark USA,Inc........     276,392,165             --               --        276,392,165
   12% senior subordinated notes-Cinemark Mexico (USA), Inc...            --         28,561,000             --         28,561,000
   Deferred lease expenses ...................................      12,206,364          576,820             --         12,783,184
   Theatre development advance and other .....................         785,167             --               --            785,167
   Deferred income taxes .....................................       6,806,324        1,084,020       (1,423,168)       6,467,176
                                                                -----------------------------------------------------------------
      Total long-term liabilities ............................     416,190,020       30,221,840       (1,423,168)     444,988,692

MINORITY INTERESTS IN SUBSIDIARIES ...........................         402,690        1,299,791             --          1,702,481
SHAREHOLDERS' EQUITY:
   Class A common stock, $.01 par value; 10,000,000 shares
    authorized, 1,500 shares issued and outstanding ..........              15             --               --                 15
   Class B common stock, no par value; 1,000,000 shares
    authorized, 233,176 shares issued ........................      49,537,447            1,000           (1,000)      49,537,447
   Additional paid-in capital ................................      10,181,790       54,164,208      (54,164,208)      10,181,790
   Unearned compensation - stock options .....................      (1,764,223)            --               --         (1,764,223)
   Retained earnings (deficit) ...............................      44,818,043       (5,670,027)       5,670,027       44,818,043
   Treasury stock, 57,211 Class B shares .....................     (24,198,890)            --               --        (24,198,890)
   Cumulative foreign currency translation adjustment.........     (11,163,466)     (11,188,675)      11,188,675      (11,163,466)
                                                                -----------------------------------------------------------------
      Total shareholders' equity .............................      67,410,716       37,306,506      (37,306,506)      67,410,716
                                                                -----------------------------------------------------------------
      TOTAL ..................................................   $ 530,050,530    $  97,179,617    ($ 60,542,438)   $ 566,687,709
                                                                =================================================================


 Note: "Restricted Subsidiaries" and "Unrestricted Subsidiaries" are defined in the Indenture for the Senior Suboridinated Notes dated August 15, 1996.


                      CINEMARK USA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (Unaudited)

                                                                    Restricted     Unrestricted
                                                                   Subsidiaries    Subsidiaries       Eliminations      TOTAL
REVENUES:

   Admissions .................................................   $ 188,416,105    $  17,351,568    $        --      $ 205,767,673
   Concessions ................................................     104,005,027        8,738,102             --        112,743,129
   Other ......................................................       8,824,560          921,137       (1,275,547)       8,470,150
                                                                  ----------------------------------------------------------------
      Total ...................................................     301,245,692       27,010,807       (1,275,547)     326,980,952

COSTS AND EXPENSES:
   Cost of operations:
     Film rentals .............................................      95,820,624        7,804,967             --        103,625,591
     Concession supplies ......................................      14,322,184        2,918,473             --         17,240,657
     Salaries and wages .......................................      39,045,868        3,061,533             --         42,107,401
     Facility leases ..........................................      25,409,727        2,892,906             --         28,302,633
     Advertising ..............................................       7,126,183          561,449             --          7,687,632
     Utilities and other ......................................      39,093,347        3,536,982             --         42,630,329
                                                                  ----------------------------------------------------------------
      Total ...................................................     220,817,933       20,776,310             --        241,594,243
   General and administrative expenses ........................      17,450,459        4,301,603       (1,275,547)      20,476,515
   Depreciation and amortization ..............................      18,891,141        1,682,784         (102,651)      20,471,274
                                                                  ----------------------------------------------------------------
      Total ...................................................     257,159,533       26,760,697       (1,378,198)     282,542,032
                                                                  ----------------------------------------------------------------
OPERATING INCOME ..............................................      44,086,159          250,110          102,651       44,438,920

OTHER INCOME (EXPENSE):
   Interest expense ...........................................     (20,326,293)      (2,745,604)            --        (23,071,897)
   Amortization of debt issue costs and debt discount..........        (502,030)         (81,332)            --           (583,362)
   Interest Income ............................................         263,395          284,361             --            547,756
   Other gains ................................................         711,502         (303,434)            --            408,068
   Foreign currency exchange gain .............................            --            (70,985)            (110)         (71,095)
   Minority interests .........................................         (40,514)         153,746             --            113,232
   Equity in income (loss) of affiliates ......................      (1,245,527)         573,925        1,629,508          957,906
                                                                  ----------------------------------------------------------------
      Total ...................................................     (21,139,467)      (2,189,323)       1,629,398      (21,699,392)
                                                                  ----------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM .....................................      22,946,692       (1,939,213)       1,732,049       22,739,528

INCOME TAXES ..................................................      10,464,494         (207,164)            --         10,257,330
                                                                  ----------------------------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM ..............................      12,482,198       (1,732,049)       1,732,049       12,482,198

EXTRAORDINARY ITEM:
   Loss on early extinguishment of debt, net of income tax
     benefit of $42,054 .......................................         (55,746)            --               --            (55,746)
                                                                  ----------------------------------------------------------------

NET INCOME (LOSS) .............................................   $  12,426,452    ($  1,732,049)   $   1,732,049    $  12,426,452
                                                                  ================================================================

 Note: "Restricted Subsidiaries" and "Unrestricted Subsidiaries" are defined in the Indenture for the Senior Suboridinated Notes dated August 15, 1996.


                      CINEMARK USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (Unaudited)

                                                                    Restricted      Unrestricted
                                                                   Subsidiaries     Subsidiaries    Eliminations          TOTAL
OPERATIONS:
Net income (loss) ............................................    $  12,426,452    $  (1,732,049)   $   1,732,049    $  12,426,452
Noncash items in net income (loss):
   Depreciation ..............................................       17,975,422        1,680,960             --         19,656,382
   Amortization ..............................................        1,366,997           83,156         (102,651)       1,347,502
   Deferred lease expenses ...................................          957,777          244,778             --          1,202,555
   Amortization of prepaid leases ............................             --            517,330             --            517,330
   Deferred income tax (expense) benefit .....................        (443,094)          983,661             --            540,567
   Debt issued for accrued interest ..........................            --           9,850,100             --          2,850,100
   Amortized compensation - stock option .....................        1,669,404             --               --          1,669,404
   Equity in income (loss) of affiliate ......................        1,348,068         (573,925)      (1,732,049)        (957,906)
   Minority interests ........................................           40,514         (153,746)            --           (113,232)
   Gain on sale of assets ....................................         (403,650)          (4,418)            --           (408,068)
Cash from (used for) operating working capital................      (23,472,334)       8,947,067             --        (14,525,267)
                                                                 ------------------------------------------------------------------
      Net cash from (used for) operations ....................       11,465,556       12,842,914         (102,651)      24,205,819

INVESTING ACTIVITIES:
   Additions to theatre properties ...........................     (100,968,625)     (24,873,638)            --       (125,842,263)
   Decrease (increase) in deferred issue costs
     and other assets.........................................       (3,530,485)      (5,715,550)         102,651       (9,143,384)
   Decrease (increase) in advances to affiliates..............      (23,191,534)     (10,200,379)      23,150,000      (10,241,913)
                                                                 -----------------------------------------------------------------
      Net cash used for investing activities..................     (127,690,644)     (40,789,567)      23,252,651     (145,227,560)

FINANCING ACTIVITIES:
   Issuance of Senior Subordinated Notes .....................       77,250,000             --               --         77,250,000
   Retirement of Senior Notes ................................       (1,630,000)            --               --         (1,630,000)
   Decrease in long-term debt ................................      (77,518,172)            --               --        (77,518,172)
   Increase in long-term debt ................................      127,365,000             --               --        127,365,000
   Purchase of treasury stock ................................       (4,013,737)            --               --         (4,013,737)
   Minority investment in subsidiaries, net ..................            --           1,075,131             --          1,075,131
   Decrease in theatre development advance ...................         (396,095)            --               --           (396,095)
   Cinemark USA investment in Cinemark International..........            --          23,150,000      (23,150,000)            --
                                                                 -----------------------------------------------------------------
      Net cash from financing activities .....................      121,056,996       24,225,131      (23,150,000)     122,132,127

FOREIGN CURRENCY TRANSLATION ADJUSTMENT ......................           (1,015)         (33,000)            --            (34,015)
                                                                 ------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............        4,830,893       (3,754,522)            --          1,076,371
CASH AND CASH EQUIVALENTS:
   Beginning of period .......................................        3,056,375       11,024,851             --         14,081,226
                                                                 ------------------------------------------------------------------
   End of period .............................................   $    7,887,268    $   7,270,329             --      $  15,157,597
                                                                 ==================================================================
SUPPLEMENTAL INFORMATION:
  Cash paid for interest .....................................   $   24,213,499    $     431,348             --      $  24,644,847
                                                                 ==================================================================

  Cash paid for income taxes .................................   $    6,929,450    $       6,061             --      $   6,935,511
                                                                 ==================================================================



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

DATE:      November 7, 1997

                                            /Jeffrey J. Stedman/
                                          ------------------------
                                          Jeffrey J. Stedman
                                          Vice President and
                                          Chief Financial Officer