Form 10-K405
period 1997-12-31
CINEMARK USA INC /TX
filed 1998-03-31
CIK 885975

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                             ----------------------

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997        COMMISSION FILE NOS. 33-47040
                                                                       333-11895
                                                                       333-45417

                               CINEMARK USA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                TEXAS                                          75-2206284
    (STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

         7502 GREENVILLE AVENUE
               SUITE 800
             DALLAS, TEXAS                                       75231-3830
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

       Registrant's Telephone Number, including area code:  (214)696-1644

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

                              Yes  [ X ]     No [  ].

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                               [ X ]     [  ]

    As of March 27, 1998, 1,500 shares of Class A Common Stock and 183,802 shares of Class B Common Stock (including options to acquire 7,000 shares of Class B Common Stock exercisable within 60 days of such date) were outstanding.

                                     INDEX

                                                                                                                      Page
                                                                                                                      ----
PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
    Item 1:   Business.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
              (a)  General Development of Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
              (b)  Financial Information About Industry Segments. . . . . . . . . . . . . . . . . . . . . . . . . . . 2
              (c)  Narrative Description of Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
    Item 2:   Properties.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
    Item 3:   Legal Proceedings.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
    Item 4:   Submission of Matters to a Vote of Security Holders.  . . . . . . . . . . . . . . . . . . . . . . . . . 13

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
    Item 5:   Market for Registrant's Common Equity and Related Stockholder Matters.  . . . . . . . . . . . . . . . . 14
    Item 6:   Selected Financial Data.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
    Item 7:   Management's Discussion and Analysis of Financial Condition and Results of Operation.   . . . . . . . . 17
    Item 8:   Financial Statements and Supplementary Data.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24
    Item 9:   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.   . . . . . . . . 24

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25
    Item 10:  Directors and Executive Officers of the Registrant.   . . . . . . . . . . . . . . . . . . . . . . . . . 25
    Item 11:  Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   28
    Item 12:  Security Ownership of Certain Beneficial Owners and Management.   . . . . . . . . . . . . . . . . . .   32
    Item 13:  Certain Relationships and Related Transactions.   . . . . . . . . . . . . . . . . . . . . . . . . . .   35

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   38
    Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.   . . . . . . . . . . . . . . . . .   38
              (a)  Documents filed as part of this Report.  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   38
              (b)  Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   38
              (c)  Exhibits.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   38
              (d)  Financial Statement Schedules. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   38

                                     PART I

Item 1:  Business.

(a) General Development of Business.

CONTINUED EXPANSION

    The Company is the fifth largest motion picture exhibitor in North America in terms of the number of screens in operation. At March 27, 1998, the Company operated 1,890 screens in 195 theatres located in 30 states, Canada, Chile, Mexico, Brazil, Argentina, Peru, El Salvador, Ecuador and Costa Rica consisting of 1,549 screens in 152 "first run" theatres and 341 screens in 43 "discount" theatres. Of the Company's 1,890 screens, 1,453 (or 77%) were built by the Company during the 1990's, and, as a result, the Company believes it operates one of the most modern theatre circuits in the industry. All of the Company's theatres are multiplex facilities with approximately 94% of the Company's screens located in theatres of six or more screens. The Company believes that its ratio of screens to theatres (9.7 to 1 at March 27, 1998) is the highest of the five largest theatre circuits in the U.S. and is more than 50% higher than the industry average. From its fiscal year ended December 31, 1992 through the fiscal year ended December 31, 1997, the Company has increased consolidated revenues approximately 123% from $194.7 million to $434.6 million and has increased EBITDA (as defined herein) approximately 176% from $32.1 million to $88.5 million.

    The Company maintains its principal executive offices at 7502 Greenville Avenue, Suite 800, Dallas, Texas 75231. Its telephone number at such address is (214) 696-1644.

SENIOR SUBORDINATED NOTES OFFERINGS

    On June 26, 1997, the Company issued $75 million aggregate principal amount of 9-5/8% Series C Senior Subordinated Notes (the "Series C Notes") pursuant to Rule 144A (the "Offering"). The net proceeds of the Offering were used by the Company to reduce the Company's indebtedness under the then existing credit facility. The Company exchanged the Series C Notes on October 30, 1997 for 9-5/8% Series D Senior Subordinated Notes (the "Senior Subordinated Notes"), which Senior Subordinated Notes have been registered under the Securities Act of 1933, as amended.

    On January 14, 1998, the Company issued $105 million aggregate principal amount of 8-12% Series A Senior Subordinated Notes (the "Series A Notes") pursuant to Rule 144A (the "Offering"). The net proceeds of the Offering were used by the Company to reduce the Company's indebtedness under the then existing credit facility. The Company exchanged the Series A Notes on March 17, 1998 for 8-1/2% Series B Senior Subordinated Notes (the "Senior Subordinated Notes"), which Senior Subordinated Notes have been registered under the Securities Act of 1933, as amended.

NEW CREDIT FACILITY

    On February 12, 1998, the Company replaced its existing credit facility with a reducing revolving credit agreement (the "Credit Facility") through a group of banks for which Bank of America National Trust and Savings Association acts as administrative agent (the "Administrative Agent"). The Credit Facility provides for loans to the Company of up to $350.0 million in the aggregate.
The Credit Facility is a reducing revolving credit facility; therefore, at the end of each quarter during the calendar year 2001, 2002, 2003 and 2004, the aggregate commitment shall automatically be reduced by $8,750,000, $11,812,500, $13,125,000, $12,031,250 and $6,562,000 respectively. The Company is required to prepay all loans outstanding in excess of the aggregate commitment as reduced pursuant to the terms of the Credit Facility. Borrowings under the Credit Facility are secured by a pledge of a majority of the issued and outstanding capital stock of the Company.

    As of March 27, 1998, the interest rate was 6.9%. The Credit Facility requires the Company to comply with certain financial covenants and other covenants customary for this type of financing.

SALE LEASEBACK TRANSACTION

    On February 24, 1998, the Company completed a sale leaseback transaction with affiliates of Primus Capital L.L.C. (the "Sale Leaseback"). Pursuant to the Sale Leaseback, the Company sold the land, buildings and site improvements of twelve theatre properties to special purpose entities formed by Primus Capital L.L.C. for an aggregate purchase price equal to approximately $131.5 million. The Company leased such properties for a base term equal to approximately 20 years with fixed rate options to extend each lease for up to an additional 25 years in five, five-year increments. The properties conveyed consist of larger multiplex theatre formats, eight of which were located in Texas, one in California, two in Colorado and one in Indiana.

FOREIGN DEVELOPMENTS

    On November 18, 1997, Cinemark International executed a credit agreement with Bank of America National Trust and Savings Association for itself and as Administrative Agent, as amended in December 1997 (the "Cinemark International Credit Agreement"). The Cinemark International Credit Agreement is a revolving credit facility and provides for a loan to Cinemark International of $30 million aggregate. The Cinemark International Credit Agreement is secured by a pledge of substantially all of the stock of Cinemark Mexico and an unconditional guaranty by Cinemark Mexico. Cinemark International loaned the $30 million proceeds from the Cinemark International Credit Agreement to Cinemark Mexico evidenced by a five year promissory note bearing interest at a rate equal to 10% per annum. Cinemark Mexico utilized such funds to repurchase all of its outstanding 12% Senior Subordinated PIK Notes at a purchase price equal to $99.53 per $100 principal amount plus accrued and unpaid interest up to the date of the repurchase. As of March 27, 1998, Cinemark International has borrowed $30 million under the Cinemark International Credit Agreement and the effective interest rate on such borrowings was 7.2% per annum. The Cinemark International Credit Agreement requires Cinemark International to comply with certain financial covenants and other covenants customary for this type of financing.


(b) Financial Information About Industry Segments.

    The Company is a unitary business as described above and as a result does not break out its business into industry segments.


(c) Narrative Description of Business.

GENERAL

THE COMPANY

    The Company is the fifth largest motion picture exhibitor in North America in terms of the number of screens in operation. At March 27, 1998, the Company operated 1,890 screens in 195 theatres located in 30 states, Canada, Chile, Mexico, Brazil, Argentina, Peru, El Salvador, Costa Rica and Ecuador, consisting of 1,549 screens in 152 "first run" theatres and 341 screens in 43 "discount" theatres. Of the Company's 1,890 screens, 1,453 (or 77%) were built by the Company during the 1990's, and, as a result, the Company believes it operates one of the most modern theatre circuits in the industry. All of the Company's theatres are multiplex facilities with approximately 94% of the Company's screens located in theatres of six or more screens. The Company believes that its ratio of screens to theatres (9.7 to 1 at March 27, 1998) is the highest of the five largest theatre circuits in the U.S. and is more than 50% higher than the industry average. From its fiscal year ended December 31, 1992 through the fiscal year ended December 31, 1997, the Company has increased consolidated revenues approximately 123% from $194.7 million to $434.6 million and has increased EBITDA (as defined herein) approximately 176% from $32.1 million to $88.5 million.

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

    The Company is actively participating in the ongoing trend toward the development of larger multiplexes, commonly referred to as "the rescreening of America." The Company's management experience and financial flexibility permit it to introduce larger multiplex theatre facilities into areas previously served by smaller theatres, thereby capturing moviegoers who seek more attractive surroundings, wider variety of films, better customer service, shorter lines, more convenient parking and a greater choice of seating to view popular movies. The Company's larger multiplex facilities increase per screen revenues and operating margins and enhance its operating efficiencies. Such theatres enable the Company to present films appealing to several segments of the moviegoing public while serving patrons from common support facilities (such as box office, concession areas, rest rooms and lobby). In addition, larger multiplex facilities provide the Company with greater flexibility in staffing, movie scheduling and equipment utilization while reducing congestion throughout the theatre. Larger multiplex facilities also provide increased flexibility in determining the length of time that a film will run. The Company can lengthen the run of a film by switching it to a smaller auditorium after peak demand has subsided and has the potential to generate higher profits as film license agreements typically provide for a lower film rent to be paid later in a film's run.


OVERVIEW OF THE THEATRE INDUSTRY

    The theatre exhibition industry in the U.S. is comprised of approximately 490 exhibitors, approximately 257 of which operate four or more screens. As of May 1997, the 10 largest exhibitors (in terms of number of screens) operated approximately 52% of the total screens, with no one exhibitor operating more than 10% of the total screens.

    U.S. box office sales of approximately $6.4 billion in 1997 was a record for the industry. Overall attendance has remained stable during this decade with no single year varying more than 10% from the average. The Company believes that the primary reason for the variances in the year-to-year attendance is the overall audience appeal of the films released. The following table represents the results of a survey by the National Association of Theatre Owners outlining the historical trends in U.S. theatre attendance, average ticket prices and box office sales for the last eight years.

                                                        U.S. Box
                      Attendance       Average          Office Sales
         Year         (Millions)       Ticket Price     (Millions)
         ----         ----------       ------------     ----------
         1990         1,189            $4.225           $5,022
         1991         1,141            $4.211           $4,803
         1992         1,173            $4.152           $4,871
         1993         1,244            $4.143           $5,154
         1994         1,292            $4.178           $5,386
         1995         1,263            $4.351           $5,494
         1996         1,339            $4.416           $5,912
         1997         1,388            $4.587           $6.366

    Theatrical exhibition is the primary distribution channel for new motion picture releases. The Company believes that the successful theatrical release of a movie abroad and in "downstream" distribution channels, such as home video and pay-per-view, network and syndicated television, is largely dependent on its successful theatrical release in the U.S. The Company further believes that the emergence of new motion picture distribution channels has not adversely affected attendance at theatres and that these distribution channels do not provide an experience comparable to the out-of-home experience of viewing a movie in a theatre. The Company believes that the public will continue to recognize the advantages of viewing a movie on a large screen with superior audio and visual quality, while enjoying a variety of concessions and sharing the experience with a large audience.

    The Company believes that as a result of increased revenues from the successful release of films in both movie theatres and other distribution channels, major film production companies have increased and will continue to increase the number of films being produced. Film producers have increased their revenues from these distribution channels by approximately 237% since 1985 to $19.9 billion in 1996. The increased revenue potential from film distribution in recent years can be attributed to increased demand resulting from the domestic and international growth of the movie theatre industry and the home video industry, and the significantly increased channel capacity created by enhanced cable and satellite-based transmission systems. Moreover, the Company believes independent producers and distributors, such as Gramercy Pictures, Turner Pictures (which includes New Line Cinemas and Castle Rock Entertainment) and Dreamworks SKG, the highly-publicized partnership among Jeffrey Katzenberg, Steven Spielberg and David Geffen, should help increase motion picture production. Additionally, increased revenues permit major film production companies to create "event" films such as Jurassic Park, Twister, Independence Day and Titanic which utilize the latest advances in computer technology to enhance production quality and special effects. The Company believes that an increasing supply of quality feature films and "event" films exhibited with advanced projection and stereo sound equipment such as Digital Theatre Sound Systems, Dolby Digital Sound and Sony Dynamic Digital Sound will enhance the moviegoing experience and will increase the theatre attendance of exhibitors with modern multiplex theatres designed to exhibit such motion pictures.

    Increased international distribution is also producing important sources of revenue for film distributors and growth opportunities for exhibitors. The international market share of total box office receipts in 1996 was 50% up from 30.4% in 1985. Since 1985, international box office receipts have grown at a 11.9% compounded annual rate. The Company believes that many international markets for theatrical exhibition, which have historically been underserved due to antiquated and/or run-down theatres, will continue to experience rapid growth as additional multiplex theatres are introduced.

    In addition, the Company believes that certain demographic trends favor the theatre exhibition industry. Information obtained from the U.S. Bureau of Census indicates that the number of 12 to 20 year olds in the U.S., the largest moviegoing segment of the population, is projected to grow an aggregate of 7.5% through the year 2000. Furthermore, according to MPAA, the number of patrons over 40 years old as a percentage of the total movie audience has more than doubled from approximately 14% in 1986 to approximately 33% in 1996. The

Company believes that film producers have recognized the importance of this segment of the population and are producing an increased number of films primarily targeted to this more mature audience, including films such as Forrest Gump, Apollo 13, Sense and Sensibility, The English Patient and As Good as it Gets.

BUSINESS STRATEGY

    The Company intends to continue to grow through new theatre development by applying the same techniques it has implemented since it was founded. The Company believes that it is unique among major theatre exhibitors in the development and execution of the following four-part business strategy:

    Continue to build in underserved mid-sized markets. The Company intends to continue to build first run theatres in underserved mid-sized markets and suburbs of major metropolitan areas with populations of 50,000 to 200,000 where the Company frequently will be the sole or leading exhibitor in terms of first run screens operated. The Company believes it gains maximum access to film product, and thereby realizes a competitive advantage, by locating its modern multiplex theatres in new and existing film zones where little or no competition for film product exists.

    Capitalize on popularity of "megaplex" concept. The Company intends to expand its construction of larger "megaplex" entertainment centers in major metropolitan areas. In December 1992, the Company opened its first megaplex, Hollywood USA , a 15-screen, 52,000 square-foot complex containing a large video arcade and a pizzeria. The Company subsequently opened two additional megaplexes styled after the original Hollywood USA. Based upon the success of these complexes, which consistently rank among the Company's top grossing facilities on a per screen basis, the Company expanded the megaplex concept. In the last 24 months, the Company has developed fifteen megaplexes (270 screens), each exceeding 65,000 square feet and featuring 15 or more screens with 75 foot screens in the largest auditoriums, stadium seating, digital sound, a pizzeria, a coffee bar and a large video arcade room.

    Continue to exploit discount theatre niche. The Company intends to maintain its discount theatre operations (admission of $1 to $2 per ticket) to serve patrons who miss a film during its first run exhibition or who may not be able to afford to attend first run theatres on a frequent basis. The Company believes that its discount theatres allow it to serve these segments of the total moviegoing population, increasing the number of potential customers beyond traditional first run moviegoers. The Company's multiplex discount theatres offer many of the same amenities as its first run theatres, including wall-to-wall screens, comfortable seating with cupholder armrests, digital sound, multiple concession stands and a video game room. The Company's discount theatres generally have higher attendance, lower film costs and a greater proportion of concession revenues than its first run theatres. As of March 27, 1998, approximately 20% of the Company's screens were housed in its discount theatres.

    Develop modern American-style theatres in underserved international markets. The Company intends to continue to develop multiplex theatres directly or through joint venture arrangements with local partners in underserved international markets. The Company's activities to date in international markets have been primarily directed toward Latin America, which the Company believes is severely underscreened and is still typically served by one- and two-screen theatres which are often antiquated and/or run-down. The Company believes that the same economic factors giving rise to the multiplex rescreening trend in the U.S. are similarly applicable to international markets. The Company believes that it was the first U.S. circuit to open American-style modern multiplex theatres in Chile and Mexico, and has begun developing multiplex theatres directly or through joint venture arrangements with local partners in Argentina, Brazil, Peru, Ecuador, El Salvador and Costa Rica.

OPERATIONS

    The Company's corporate office, which employed approximately 160 individuals as of March 27, 1998, is responsible for theatre development and site selection, lease negotiation, theatre design and construction, film licensing and settlements, concession vendor negotiations and financial and accounting activities. The Company's theatre operations are divided into six geographic divisions, each of which is headed by a regional leader. The Company's regional leaders have an average of 10 years experience in the movie theatre industry and each is responsible for supervising approximately 15% of the Company's theatre managers. Theatre managers are responsible for the day-to-day operations of the Company's theatres including optimizing staffing, developing innovative theatre promotions, preparing movie schedules, purchasing concession inventory, maintaining a clean and functioning facility and training theatre staff.

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

    The Company's theatres typically contain auditoriums consisting of 100 to 400 seats each and feature wall-to-wall screens, high back rocking chairs with cupholder armrests, digital sound, multiple concession stands and video game rooms. The Company's megaplex facilities typically will exceed 65,000 square feet, feature 15 or more screens with 75 foot screens in the largest auditoriums, stadium seating, digital sound, a pizzeria, a coffee bar and a large video arcade room. The Company believes that, in particular, stadium style auditoriums with digital sound provide an entertainment experience which is superior to that available at a conventional theatre. Jurassic Park, released in the summer of 1993, was the first major motion picture to utilize digital sound. The majority of the films produced in 1997 had digital soundtracks available as an alternative to the standard stereo soundtrack. More than 90% of the Company's first run theatres have one or more auditoriums with digital sound capabilities, and the Company is continuing to add digital sound capabilities.

Film Licensing

    Films are typically licensed from film distributors owned by major film production companies and from independent film distributors that distribute films for smaller production companies. For first run films, film distributors typically establish geographic zones and offer each available film to all theatres in a zone. The size of a film zone is generally determined by the population density, demographics and box office potential of a particular market or region, and can range from a radius of three to five miles in major metropolitan and suburban areas to up to 15 miles in small towns. The Company currently operates theatres in approximately 110 first run film zones. Each film, regardless of the distributor, is generally licensed to only one theatre in each zone. New film releases are licensed at the discretion of the film distributors on an allocation or previewed bid basis. In film zones where the Company has little or no competition, the Company selects those pictures it believes will be most successful. In film zones where the Company faces competition, the Company usually licenses films on an allocation basis. Under an allocation process, a particular distributor will rotate films among exhibitors, typically providing movies to competing exhibitors solely based on the order of their release. For second run films, film distributors establish availability on a market-by-market basis after the completion of exhibition at first run theatres, and permit each theatre within a market to exhibit such films without regard to film zones.

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

Concessions

    Concession sales are the Company's second largest revenue source, representing 34.4% of total revenues for 1997. The Company has devoted considerable management effort to increasing concession sales and improving the operating income margins from concession sales. These efforts include implementation of the following strategies:

    o Optimization of product mix. The Company's primary concession products are various sizes of popcorn, soft drinks, candy and hot dogs, all of which the Company sells at each of its theatres. However, different varieties and brands of candy and soft drinks are offered at theatres based on preferences in that particular geographic region. The Company has also implemented "combo-meals," and "movie meals" for children and senior citizens, both of which offer a pre-selected assortment of concession products.

    o Introduction of new products. The Company continues to introduce new concession products designed to attract additional concession purchases. New offerings have recently included bottled water, bulk candy, frozen yogurt and ice cream. Additionally, the Company has introduced pizza, pastries and specialty coffee in many of its megaplexes.

    o Staff training. Employees are continually trained in "cross-selling" and "upselling" techniques. This training occurs through situational role-playing conducted at the Company's "Customer Service University" as well as continual on-the-job training. Individual theatre managers receive a portion of their compensation based on concession sales at their theatres and are therefore motivated to maximize concession purchases.

    o Theatre design. Newer theatres are designed to include at least two to three concession stands, with each stand having multiple service stations to make it easier to serve larger numbers of customers rapidly. Strategic placement of large concession stands within theatres heightens their visibility, aids in reducing the length of concession lines and improves traffic flow around the concession stands.

    o Cost control. The Company negotiates prices for its concession supplies directly with concession vendors on a bulk rate basis and distributes its concession supplies through a national concession contract distributor. The concession distributor provides inventory and distribution services to the theatres, which place volume orders directly with the concession distributor. The concession distributor is paid a fee for such service equal to a percentage of the Company's concession supply purchases. The Company believes that utilization of a concession distributor is more cost effective than establishing a concession warehousing network owned by the Company.

Marketing

    In order to attract customers, the Company relies principally upon newspaper display advertisements (substantially paid for by film distributors) and newspaper directory film schedules (generally paid for by the exhibitor) to inform its patrons of film titles and show times. Radio and television advertising spots (generally paid for by film distributors) are used to promote certain motion pictures and special events. The Company also exhibits previews in its theatres of coming attractions and films presently playing on the other screens which it operates in the same theatre or market.

Theatre Management

    Each theatre is managed by one theatre manager and a number of assistant managers. A typical ten screen movie theatre has approximately 40 employees and two to three assistant managers, while a 16-screen megaplex has approximately 200 employees, including eight assistant managers. The theatre manager is paid a salary and a commission based upon concession sales. A theatre manager can increase the profitability of the theatre and his/her own compensation by ensuring that the staff is properly trained to encourage patrons to "trade up" in size or purchase additional concession items. The goal of a theatre manager is to operate a theatre in the most efficient and profitable manner in order to be promoted from managing a smaller theatre to managing a megaplex.

    The Company believes strongly in customer service and it promotes this through employee empowerment. Each theatre employee is authorized to deal with all customer needs and complaints in a variety of ways, including offering free tickets or free concession items, if necessary. Prior to peak seasons, the Company teaches its employees customer service at its Customer Service University training program. The Customer Service University is an active training program consisting of role-playing exercises as well as typical classroom instruction.

Management Information Systems

    The Company has developed its own point of sale ("POS") management information system to further enhance its ability to maximize revenues, control costs and efficiently manage the Company's theatre circuit. The POS information system provides corporate management with a detailed daily admission and concession revenue report by the start of business the following morning. This information allows management to make real-time adjustments to movie schedules, prolong runs or increase the number of screens on which successful movies are being played and substitute films when gross receipts cease to meet expected goals. Real-time seating and box office information is available to box office personnel, making it possible for theatre management to avoid overselling a particular film and providing faster and more accurate response to customer inquiries regarding showings and available seating. The POS information system also tracks concession sales and provides weekly in-theatre inventory reports, leading to better inventory management and control.

    Cinemark is currently developing a Windows based version of our POS system for our larger domestic and international theatres. This enhanced system will have multiple language capabilities, unlimited ticket pricing options, and the ability to process credit cards. The Windows platform permits the addition of barcode scanners, pole displays, touch screens, credit card readers and other equipment specific to individual country requirements. Cinemark anticipates initial deployment of this system during the third quarter of 1998.

INTERNATIONAL

    The motion picture exhibition business has become increasingly global and rising box office receipts from international markets indicate that some international markets are poised for rapid growth. The Company believes that its experience in developing and operating multiplex theatres provides it with a significant advantage in developing multiplex facilities in international markets. The Company's strategy in these markets is to form partnerships or joint ventures with local operators, sharing risk and obtaining valuable market insight.

    Due to the enormous potential of the international markets, Cinemark International is introducing state-of-the-art multiplex theatres to "under-screened" international markets. As of March 27, 1998, Cinemark International operates twenty-nine first-run theatres (287 screens) in Mexico, Chile, Brazil, Argentina, Peru, Ecuador and El Salvador, with an aggregate of 24 theatres (219 screens) scheduled to open or begin construction during the remainder of 1998. Additionally, Cinemark International operates two discount theatres (24 screens) in Alberta, Canada. Cinemark International's strategy will be to continue to form strategic partnerships or joint ventures with local partners, thereby sharing risk and obtaining valuable market insight.

Mexico

    Cinemark International, through its subsidiary Cinemark Mexico (USA), Inc. ("Cinemark Mexico"), is developing state-of-the-art multiplex theatres comparable to theatres developed by the Company in the U.S. Cinemark Mexico's operations are conducted through its subsidiary Cinemark de Mexico, S.A. de C.V. Cinemark Mexico currently operates 13 theatres (141 screens) and has begun or intends to begin construction on four theatres (32 screens) in 1998. The Company manages all of Cinemark Mexico's theatres pursuant to a management agreement. Cinemark Mexico's theatres are staffed primarily with Mexican nationals who report to the Company's regional and corporate office personnel. The Company provides all corporate operating functions, including film booking and accounting.

Chile

    In November 1992, Cinemark International entered into a joint venture agreement with Conate, S.A., a Chilean movie theatre operator ("Conate"), to develop state-of-the-art multiplex theatres in Chile. The joint venture provides for the development of multiplex theatres and the licensing of the Company's technology, trademark and name. The joint venture conducts its business through Cinemark Chile, S.A. which is 50% owned by Inversiones Cinemark, S.A., a subsidiary of Cinemark International, and 50% owned by Conate. Cinemark Chile, which is based in Santiago, Chile, currently operates three theatres (25 screens), and plans to open or begin construction on four additional theatres (34 screens) in 1998.

Argentina

    In December 1995, Cinemark International entered into a joint venture agreement with D'Alimenti S.A., an Argentinean corporation ("DASA"), and Prodecine S.A., an Argentinean corporation ("Prodecine"), to develop state-of-the-art multiplex theatres in Argentina. The joint venture agreement also provides for the licensing of the Company's technology, trademark and name. The joint venture's business is conducted through Cinemark Argentina, S.A., which is owned by Cinemark Investments Argentina S.A. and Prodecine (which acquired DASA's interest in the joint venture). Cinemark International and Conate each own 50% of Cinemark Investments Argentina S.A. Cinemark Argentina S.A. currently operates three theatres (28 screens) and intends to begin construction on three theatres (28 screens) in 1998.

    In December 1997, the Company formed a wholly-owned Argentine subsidiary, Cinemark Rio de la Plata Associates S.R.L. through which the Company plans to begin construction on three theatres (31 screens) during the remainder of 1998.

Brazil

    In 1996, Cinemark LTDA was organized as an indirect subsidiary of Cinemark International. In November 1997, Cinemark International, through a wholly-owned subsidiary, entered into a joint venture agreement with Brazilian strategic partners and converted Cinemark LTDA to a Brazilian corporation, Cinemark Brasil S.A., which is approximately 60% indirectly owned by Cinemark International and approximately 40% owned by Brazilian strategic partners. Cinemark Brazil currently operates five theatres (55 screens) and expects to begin construction on six theatres (64) screens in 1998.

Ecuador

    In September 1996, Cinemark International entered into a joint venture agreement with The Wright Group, a group of prominent Ecuadorian individuals and companies, to develop state-of-the-art multiplex theatres in Ecuador. The joint venture agreement provides for the licensing of the Company's technology, trademark and name. The joint venture conducts its business through Cinemark del Ecuador, S.A. ("Cinemark Ecuador") which is 60% owned by Cinemark International and 40% owned by The Wright Group. Cinemark Ecuador currently operates two theatres (16 screens).

Peru

    In December 1996, Cinemark International and Conate entered into a joint venture agreement to develop state-of-the-art multiplex theatres in Peru. The joint venture provides for the licensing of the Company's technology, trademark and name. The joint venture conducts its business through Cinemark del Peru, S.A., which is 50% owned by Cinemark International and 50% owned by Conate. Cinemark del Peru, S.A. currently operates one theatre (12 screens) and plans to begin construction on two theatres (16 screens) during the remainder of 1998.

Central America

    In January 1997, Cinemark International entered into a joint venture agreement with Cines de Centroamerica to develop state-of-the-art multiplex theatres throughout Central America. The joint venture provides for the licensing of the Company's technology, trademarks and name. The Central America joint venture currently operates one theatre (eight screens) in Costa Rica and one theatre (two screens) in El Salvador. During 1998, the Central American joint venture plans to begin construction on two theatres (14 screens).

COMPETITION

    The Company is the fifth largest motion picture exhibitor in North America in terms of the number of screens in operation. The Company competes against both local and national exhibitors, some of which may have substantially greater financial resources than the Company.

    In film zones where the Company has little or no direct competition (approximately 70% of the Company's theatres), the Company selects those pictures it believes will be most successful in its markets from among those offered to it by distributors. Where the Company faces competition, it usually licenses films based on an allocation process. The Company currently operates in approximately 110 first run film zones in the U.S. The Company believes that no individual film zone is material to the Company. See "-- Operations -- Film Licensing." The Company believes that the principal competitive factors with respect to film licensing include capacity and location of an exhibitor's theatre, theatre comfort, quality of projection and sound equipment, level of customer service and licensing terms. The competition for customers is dependent upon factors such as the availability of popular films, the location of theatres, the comfort and quality of theatres and ticket prices. The Company believes its admission prices at its first run and discount theatres are competitive with admission prices of respective competing theatres.

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

EMPLOYEES

    As of March 27, 1998, the Company had approximately 7,000 employees in the U.S., approximately 15% of whom are full time employees in the U.S. and 85% of whom are part time employees. The Company is a party to collective bargaining agreements with five unions of which approximately 10 employees are members. The Company's international operations typically utilize union labor. The Company considers its relations with its employees to be satisfactory.

REGULATION

    The Company is subject to various general regulations applicable to its operations including the Americans with Disabilities Act (the "ADA"). The Company has established a program to review and evaluate the Company's existing theatres and its specifications for new theatres and to make any changes to such theatres and specifications required by the ADA. The Company develops new theatres to be accessible to the disabled and believes that it is otherwise in substantial compliance where readily achievable with current regulations relating to accommodating the disabled. The Company believes that the cost of complying with the ADA will not be material.

                                      MAP

Item 2:    Properties.

    Of the 1,579 screens operated by the Company in the U.S. at March 27, 1998, 22 theatres (270 screens) were owned, 139 theatres (1,272 screens) are leased pursuant to building leases, one theatre (10 screens) is leased pursuant to ground leases and two theatres (27 screens) are managed. The Company's leases are generally entered into on a long term basis with terms (including options) generally ranging from 20 to 40 years. Approximately 27 of the Company's theatre leases (covering 135 screens) have remaining terms (including renewal periods) of less than five years and approximately 54 of the Company's theatre leases (covering 654 screens) have remaining terms (including renewal periods) more than 15 years. Rent is typically calculated as a percentage of box office receipts or total theatre revenues, subject to an annual minimum. The Company leases office space in Dallas, Texas for its corporate office which expires on June 30, 1998. See note 9 of the Company's Notes to the Consolidated Financial Statements for information with respect to the Company's lease commitments.

    As of March 27, 1998, the Company operated 31 theatres (311 screens) outside of the U.S. Of the 31 theatres operated outside of the U.S., 30 theatres (299 screens) are leased pursuant to ground or building leases and one theatre (12 screens) is fee owned. The leases generally provide for contingent rental based upon operating results (subject to an annual minimum). Generally, these leases will include renewal options for various periods at stipulated rates. The Company attempts to obtain lease terms that provide for build-to-suit construction obligations of the landlord.

Item 3:    Legal Proceedings.

    El Paso Litigation

    On December 10, 1997, Jose G. Lara, E.J. Lozano, Alfredo Juarez, G. Tim Hervey, Earl L. Harbeck, Volar Center for Independent Living, Luis Enrique Chew, Desert Adapt and Myra Murillo filed suit in the United States District Court, Western District of Texas, El Paso Division, against the Company alleging certain violations of the Americans with Disabilities Act of 1990 (the "ADA"). The Company has filed an answer denying the allegations and claims contained in the suit. Although the Company cannot predict the outcome of such litigation, management believes that the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operation and cash flows.

    Austin Litigation

    On July 25, 1997, David Witte, Rona Schnall and Laura Brown filed suit in District Court No. 345 of Travis County, Texas against the Company alleging certain violations of the ADA relating to the accessibility of a certain theatre to patrons using wheelchairs. The Company is currently negotiating a settlement agreement with the plaintiffs.

    From time to time, the Company is involved in various legal proceedings arising from the ordinary course of its business operations, such as personal injury claims, employment matters and contractual disputes. The Company believes that its potential liability with respect to proceedings currently pending is not material in the aggregate to the Company's consolidated financial position, results of operations and cash flows.

Item 4:    Submission of Matters to a Vote of Security Holders.

    There have not been any matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                    PART II

Item 5:    Market for Registrant's Common Equity and Related Stockholder
           Matters.

    There is no established public trading market for the Company's Common Stock. As of March 27, 1998, there were 12 holders of record of the Company's Common Stock. The Company has not paid dividends on its Common Stock and does not expect to pay dividends on its Common Stock in the foreseeable future. The Subordinated Notes Indentures and the Credit Facility contain restrictions on the Company's ability to pay dividends on its Common Stock.

Item 6:    Selected Financial Data.

    The following tables set forth selected consolidated financial data for the Company for the periods and at the dates indicated for each of the five most recent fiscal years ended December 31, 1997. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements, including the notes thereto, included elsewhere in this report.

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

    The following tables set forth selected consolidated financial data for the Company for the periods and at the dates indicated for each of the five most recent fiscal years ended December 31, 1997.

                                                                          Year Ended December 31,
                                                                          -----------------------
                                                    1993            1994             1995           1996          1997
                                                    ----            ----             ----           ----          ----
                                                            (In thousands, except theatres, screen and ratio data)
INCOME STATEMENT DATA (CONSOLIDATED):
    Revenues                                     $ 239,659        $ 283,077        $ 298,559      $ 341,731    $ 434,598
    Theatre operating costs                        185,100          218,748          227,719        262,138      322,462
    General and administrative expenses             12,162           17,095           19,555         23,486       27,598
    Depreciation and  amortization                  10,939           15,121           15,925         21,799       27,587
    Operating income                                31,458           32,113           35,361         34,308       56,951
    Interest expense(1)                             17,102           18,917           19,374         20,376       33,487
    Income before extraordinary items                9,720            7,006           13,155         14,616       15,019
    Net income(2)                                    9,720            7,006           13,155          5,230       14,705
    Diluted earnings per share (3):
      Before extraordinary items                     60.15            43.21            80.32          79.93        80.45
    Net income                                       60.15            43.21            80.32          28.60        78.77
    Shares outstanding                                 162              162              164            183          187

OTHER FINANCIAL DATA (CONSOLIDATED):
    Cash flow from (used for)
      Operations                                  $ 27,181        $  32,665        $  36,090      $  58,754    $  51,244
      Investing activities                         (35,560)         (62,876)         (80,268)      (177,423)    (219,104)
      Financing activities                          25,051           13,273           32,031        119,690      185,558
    Theatre level cash flow(4)                      54,559           64,329           70,840         79,593      112,136
    EBITDA(5)                                       45,508           50,851           55,708         62,579       88,485
    Ratio of earnings to fixed charges(6)             1.61x            1.46x            1.69x          1.65x        1.49x
OPERATING DATA:
    United States (Restricted Group)
      Theatres owned (at period end)(7)                153              154              150            158          155
      Screens owned (at period end)(7)               1,084            1,121            1,155          1,339        1,437
      Total attendance                              59,632           63,401           61,006         63,774       74,592
    Outside United States (Unrestricted Group)
      Theatres owned (at period end)(8)                 --                4                9             11           18
      Screens owned (at period end)(8)                  --               42               92            114          187
      Total attendance                                  --            1,407            4,210          8,675       11,668

BALANCE SHEET DATA (CONSOLIDATED):
      Cash and temporary cash investments         $ 44,454        $  31,056        $  13,925      $  14,383    $  32,120
      Theatre properties and equipment-net         117,017          155,798          224,482        377,421      548,942
      Total assets                                 189,361          217,185          267,747        432,905      661,597
      Total long-term debt, including
      current portion                              152,787          167,374          198,145        297,206      463,501
      Shareholders' equity (deficiency)               (760)           2,732           11,345         57,363       69,982

-------------------------

(1) Includes amortization of debt issue cost and debt discount and excludes capitalized interest of $0.6 million, $1.7 million, $3.9 million and $2.2 million in 1994, 1995, 1996 and 1997, respectively.

(2) In 1996, an extraordinary loss of $9 million (net of related tax benefit) was recognized in connection with the premium paid and the write-off of the unamortized debt issue costs associated with the Senior Notes repurchased.

(3) In December 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which established new standards for computing and presenting earnings per share ("EPS"). The data as of period end 1993, 1994, 1995, 1996 and 1997 are presented in conformity with diluted EPS, and as such, have no effect on prior periods. The Company's financial statements and notes reflect basic EPS in addition to diluted EPS and the necessary restatement of prior periods.

(4) Revenues less theatre operating costs (which is not a measure of financial performance under generally accepted accounting principles) ("GAAP"). Theatre level cash flow is a financial measure commonly used in the Company's industry and should not be construed as an alternative to cash flow from operations (as determined in accordance with GAAP) as an indicator of operating performance or as a measure of liquidity.

(5) Represents net income before depreciation and amortization, interest expense, changes in deferred lease expense, accrued and unpaid compensation expense relating to any stock appreciation and stock option plans, equity in income (loss) of affiliates, gain (loss) of affiliates, gain (loss) on sale of assets, minority interests, provision for income taxes and extraordinary items. EBITDA is a financial measure commonly used in the Company's industry and should not be construed as an alternative to cash flows from operating activities (as determined in accordance with GAAP), as an indicator of operating performance or as a measure of liquidity.

(6)     For the purpose of calculating the ratio of earnings to fixed charges,
        (i) earnings consist of income (loss) before income taxes and extraordinary items plus fixed charges excluding capitalized interest and (ii) fixed charges consist of interest expense, capitalized interest, amortization of debt issue and debt discount and the portion of rental expense which is deemed to be representative of the interest factor.

(7) The data as of period end 1993, 1994, 1995, 1996 and 1997 exclude two theatres (23 screens), three theatres (33 screens), four theatres (54 screens), five theatres (64 screens), and five theatres (64 screens), respectively, operated by the Company pursuant to management agreements.

(8) The data as of period end 1993, 1994, 1995, 1996 and 1997 excludes two theatres (18 screens), two theatres (18 screens), three theatres (25 screens), four theatres (37 screens) and eleven theatres (94 screens), respectively, operated through affiliates of the Company in Canada, Chile, Argentina, Peru, El Salvador, Costa Rica and Japan.

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

         The results of operations of acquired theatres are included in the Company's Consolidated Financial Statements from their date of acquisition. Fiscal years ended December 31, 1995, 1996 and 1997 are not directly comparable due to the effects of new theatre openings, acquired theatres and the impact of the debt service associated with certain financings undertaken. Theatre closings have had no significant effect on the operations of the Company. See notes 1 and 3 of the Company's Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

    Set forth below is a summary of operating revenues and expenses, certain income statement items expressed as a percentage of revenues, average screen count and revenues per average screen count for the three most recent fiscal years ended December 31.

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                            -------------------------------------------------
                                                              1995                  1996               1997
                                                              ----                  ----               ----
OPERATING DATA (In millions)
Revenues
  Admissions                                                  $ 183.1              $ 211.6          $  274.8
  Concessions                                                   102.1                116.9             149.2
  Other                                                          13.4                 13.2              10.6
                                                              -------              -------          --------
     Total revenues                                           $ 298.6              $ 341.7          $  434.6
                                                              =======              =======          ========
Cost of operations
    Film rentals                                              $  89.0              $ 104.1          $  137.9
    Concession supplies                                          17.3                 18.4              22.5
    Salaries and wages                                           40.6                 46.9              56.0
    Facility leases                                              30.9                 34.4              38.7
    Advertising                                                   7.6                  8.5              10.8
    Utilities and other                                          42.3                 49.8              56.6
                                                              -------              -------          --------
       Total cost of operations                               $ 227.7              $ 262.1          $  322.5
                                                              =======              =======          ========

OPERATING DATA AS A PERCENTAGE OF TOTAL
REVENUES(1):
Revenues
  Admissions                                                     61.3%                61.9%             63.2%
  Concessions                                                    34.2                 34.2              34.4
  Other                                                           4.5                  3.9               2.4
                                                              -------              -------          --------
     Total revenues                                             100.0                100.0             100.0

Cost of operations
  Film rentals(1)                                                48.6                 49.2              50.2
  Concession supplies(1)                                         16.9                 15.8              15.1
  Salaries and wages                                             13.6                 13.7              12.9
  Facility leases                                                10.3                 10.1               8.9
  Advertising                                                     2.5                  2.5               2.5
  Utilities and other                                            14.2                 14.6              13.0

Total cost of operations                                         76.3                 76.7              74.2
General and administrative expenses                               6.6                  6.9               6.4
Depreciation and amortization                                     5.3                  6.4               6.4
Operating income                                                 11.8                 10.0              13.1
Interest expense                                                  6.4                  6.0               7.7
Income before income taxes and
extraordinary items                                               7.8                  7.9               5.9
Net income                                                        4.4                  1.5               3.4

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                            -------------------------------------------------
                                                              1995                  1996               1997
                                                              ----                  ----               ----
Average screen count (month end average)                      1,195                1,322              1,523
                                                              =====                =====              =====
Revenues per average screen count                          $249,840             $258,495           $285,357
                                                           ========             ========           ========

----------------------

(1) All costs are expressed as a percentage of total revenues, except film rentals, which are expressed as a percentage of admissions revenues, and concession supplies, which are expressed as a percentage of concessions revenues.

  COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

    Revenues. Revenues in 1997 increased to $434.6 million from $341.7 million, a 27.2% increase. The increase in revenues is primarily attributable to a 16.4% increase in attendance as the result of the first full year of operations of 237 screens opened in 1996 and the net addition of 181 screens in 1997. Revenues were also positively affected by an increase in admission and concession revenues per patron of 7.2%. Revenues per average screen increased 10.4% to $285,357 for 1997 period from $258,495 for 1996.

    Cost of Operations. Cost of operations, as a percentage of revenues, decreased to 74.2% in 1997 from 76.7% in 1996. The decrease as a percentage of revenues resulted from a decrease in concession supplies as a percentage of concession revenues to 15.1% in 1997 from 15.8% in 1996, a decrease in salaries and wages as a percentage of revenues to 12.9% in 1997 from 13.7% in 1996, a decrease in facility leases as a percentage of revenues to 8.9% in 1997 from 10.1% in 1996 and a decrease in utilities and other as a percentage of revenues to 13.0% in 1997 from 14.6% in 1996 which was partially offset by an increase in film rentals as a percentage of admission revenues to 50.2% in 1997 from 49.2% in 1996.

    General and Administrative Expenses. General and administrative expenses, as a percentage of revenues, decreased to 6.4% in 1997 from 6.9% in 1996. The decrease is primarily attributable to the 27.2% increase in revenues from screen additions and increases in admissions and concessions per patron. The absolute level of general and administrative expenses increased to $27.6 million for 1997 from $23.5 million for 1996. The increase in general and administrative expenses is attributed to costs (primarily salaries and wages) associated with the Company's expansion program.

    Depreciation and Amortization. Depreciation and amortization increased $5.8 million in 1997 to $27.6 million from $21.8 million in 1996. The increase includes a $2.2 million charge pursuant to Statement of Financial Accounting Standards No. 121 (FASB 121). In accordance with FASB 121, the Company wrote down the assets of certain theatres to their realizable value which exceeded their carrying value. Depreciation and amortization before the affect of FASB 121 increased $3.6 million for 1997. The increase is a result of the net addition of $171.5 million in theatre property and equipment during 1997, a 45.5% increase over 1996. The difference in the percentage increase in depreciation and amortization compared to the increase in theatre property and equipment is a result of the timing of when the additions were placed in service during the period.

    Interest Expense. Interest costs incurred, including amortization of debt issue cost and debt discount, increased 46.6% to $35.6 million (including the capitalization of $2.2 million of interest to properties under construction) from $24.3 million in 1996 (including the capitalization of $3.9 million of interest to properties under construction). The increase in interest costs incurred during 1997 was due principally to an increase in average debt outstanding resulting from borrowings under the Company's Credit Facility and the issuance of the Senior Subordinated Indenture.

    Other Gains and Losses. Other gains and losses for 1996 of $11.1 million is attributable to a gain from the settlement of litigation and the sale of 2 Day Video, Inc., an 82% subsidiary of the Company.

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

    Net Income. Net income before extraordinary items of $15.0 million for 1997 and $14.6 million for 1996 included the capitalized losses of foreign subsidiary operations of $2.3 million (net of minority interest)and $2.8 million (net of minority interest), respectively.

    Income Taxes. Income taxes decreased to $10.7 million in 1997 compared to $12.3 million in 1996, a 13% decrease, resulting primarily from the decrease in income before taxes and permanent differences associated with the sale of certain assets in 1996. The Company's effective rate for 1997 decreased to 41.5% from 45.8% in 1996. The effective rates reflect a reduction in overall foreign losses which are fully reserved and a reduction in other permanent differences, primarily goodwill.

  COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

       Revenues. Revenues in 1996 increased to $341.7 million from $298.6 million, a 14.5% increase. The increase in revenues is primarily attributable to a 11.1% increase in attendance resulting from strong industry performance, the first full year of operations of 130 screens opened in 1995 and the net addition of 206 screens in 1996. The contribution from the new screens opened in 1996 is not fully reflected in the Company's operations as a majority of the new screens were not opened until late 1996. Revenues were also positively affected by an increase in admission and concession revenues per patron of 6.2%. The strong industry performance and new screen openings contributed to an increase of 3.5% in the revenues per average screen to $258,495 for 1996 from $249,840 for 1995.

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

       Depreciation and Amortization. Depreciation and amortization increased to $5.9 million in 1996 to $21.8 million from $15.9 million in 1995. The increase includes a $2.4 million charge pursuant to Statement of Financial Accounting Standards No. 121 (FASB 121). In accordance with FASB 121, the Company wrote down the assets of certain theatres to their realizable value which exceeded their carrying value. Depreciation and amortization before the affect of FASB 121 increased $3.5 million for 1996. The increase is a result of the net addition of $163.3 million in theatre property and equipment during 1996, a 56.8% increase over 1995. The difference in the percentage increase in depreciation and amortization compared to the increase in theatre property and equipment is a result of the timing of when the additions were placed in service during the period.

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

    Extraordinary Items. In the third quarter of 1996, the Company issued $200 million aggregate principle of 9-5/8% Senior Subordinated Notes. A portion of the proceeds of $193.2 million (net of discount, fees and expenses) were used to repurchase 98.7% of the Company's $125 million 12% Senior Notes at a price of $1,098.33 per $1,000 principal amount. As a result, an extraordinary loss of $9.0 million (net of related tax benefit) was recognized in connection with the premium paid and the write-off of the unamortized debt issue costs associated with the Senior Notes repurchased. The remaining loss is attributable to the refinancing of the Company's bank line of credit during 1996.

    Net Income. Net income before extraordinary items of $14.6 million for 1996 and net income of $13.2 million for 1995 included the consolidated losses of Cinemark Mexico of $2.6 million (net of minority interest) and $2.7 million (net of minority interest), respectively.

INFLATION AND FOREIGN CURRENCY

    The Mexican currency experienced a significant devaluation in December 1994 and 1995. Cinemark Mexico's debt and certain of Cinemark Mexico's theatre lease rents are denominated in U.S. dollars while its revenues are denominated in Mexican pesos. As a result of the devaluation, certain costs of Cinemark Mexico have almost doubled in relation to Cinemark Mexico's revenues. Additionally, the majority of the equipment and interior finish material of Cinemark Mexico's theatres have been imported from the U.S. As a result of the devaluation, Cinemark Mexico has recognized a $11.1 million cumulative unrealized currency translation loss adjustment in shareholders' equity as of December 31, 1997.

    In 1997, generally accepted accounting principles require that the U.S. dollar be used as the functional currency of the Company's Mexican and Brazilian subsidiaries for U.S. reporting purposes. As a result, fluctuations in the peso and real during 1997 affected the Company's investment in Mexico and Brazil were charged to exchange gain or loss rather than to cumulative foreign currency translation adjustment included in shareholders equity. The Company recorded an exchange loss of less than $100,000 during 1997 as the Mexican peso and Brazilian real were stable during the year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's revenues are collected in cash, primarily through box office receipts and the sale of concession items. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" and, as a result, historically has not required traditional working capital financing. Primarily due to the lack of significant inventory and accounts receivable, the Company has typically operated with a negative working capital position for its ongoing theatre operations. The major film distributors generally release during the summer and holiday seasons those films which they anticipate will be the most successful. Consequently, the Company typically generates higher revenues during such periods. The Company's cash flow from operations was $51.2 million in 1997 compared to $58.8 million in 1996 and $36.1 million in 1995.

    The Company's theatres are typically equipped with modern projection and sound equipment, with approximately 77% of the screens operated by the Company having been built during the 1990's. Maintenance capital expenditures for all theatres operated by the Company for 1997 were $5.9 million or approximately 1.4% of revenues. The Company believes that future annual maintenance capital expenditures will not significantly change as a percentage of revenues. The Company's investing activities have been principally in connection with new theatre openings and acquisitions of existing theatres and theatre circuits and have amounted to $219.1 million, $177.4 million and $80.3 million in 1997, 1996 and 1995, respectively. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under the Company's bank line of credit. Cash flow from financing activities amounted to $185.6 million, $119.7 million and $32 million in 1997, 1996 and 1995, respectively. During 1997, the Company opened in the U.S. 12 theatres (165 screens) and added an aggregate of 11 screens to two existing theatres. In addition, as of March 27, 1998, the Company opened five theatres (78 screens), opened a four screen expansion to one theatre and has approximately 17 theatres (298 screens) under construction or scheduled to begin construction and be completed by the end of 1998. Certain of these theatres will be megaplexes which may cost in excess of $15 million per theatre. The Company also plans to open approximately 300 screens in the U.S. in 1999. The Company currently estimates that its capital expenditures for the development of these approximately 680 screens in the U.S. in 1998 and 1999 will be approximately $350 million. As of March 27, 1998, the Company had expended approximately $70.6 million toward the development of these screens. The Company plans to fund capital expenditures for its development from cash flow from operations and borrowings under the Credit Facility. Actual expenditures for theatre development and acquisitions during 1998 and 1999 are subject to change based upon the availability of attractive opportunities for expansion of the Company's theatre circuit.

    On August 15, 1996, the Company issued the Series B Notes which bear interest at a rate of 9-5/8% per annum, payable semi-annually on February 1 and August 1 of each year. The Series B Notes were issued at 99.553% of the principal face amount (a discount of $4.47 per $1,000 principal amount). The net proceeds to the Company from the issuance of the Series B Notes (net of discount, fees and expenses) were approximately $193.2 million. The proceeds from the Series B Notes were used to repurchase 98.7% of the Company's $125 million aggregate principal amount 12% Senior Notes due 2002 (the "Senior Notes") pursuant to a tender offer which expired on August 15, 1996. The Senior Notes were purchased at a premium of $1,098.33 (including a consent fee of $25) per $1,000 principal amount, plus accrued and unpaid interest up to the date of repurchase. Excess proceeds were utilized to reduce borrowings under the Company's Credit Facility and for general corporate purposes. On June 2, 1997 the Company redeemed the remaining outstanding Senior Notes ($1.6 million). The Senior Notes were redeemed at a premium of $1,060 per $1,000 principal amount, plus accrued and unpaid interest up to the date of redemption.

    In January 1997, the Company repurchased an aggregate of 267 shares of Class B Common Stock from a retiring employee for approximately $.5 million.
In April 1997, the Company repurchased an aggregate of 1,242 shares of Class B Common Stock issued to optionholders upon the exercise of options in April 1996. The aggregate purchase price for such shares was $2.2 million. In June 1997, the Company repurchased options to purchase an aggregate 737 shares of Class B Common Stock from retiring employees. The aggregate purchase price for such options was approximately $1.3 million.

    On June 26, 1997, the Company issued the Series D Notes due 2008 which bear interest at a rate of 9-5/8% per annum, payable semi-annually on February 1 and August 1 of each year. The Series D Notes were issued at 103% of the principal face amount. The net proceeds to the Company from the issuance of the Series D Notes (net of fees and expenses) was approximately $77.1 million. The proceeds of the Series D Notes were applied to reduce the Company's indebtedness under the Credit Facility.

    In 1992, the Company formed Cinemark International to develop and acquire theatres in international markets. As of March 27, 1998, Cinemark International operated 29 theatres (287 screens) principally in Latin America. The following table summarizes Cinemark International's holdings in each international market, the number of theatres and screens in such market as of March 27, 1998 and the number of theatres and screens under construction in 1998.

                         Year of                         Operating                      1998 Construction
 Country                 Formation      Ownership%       Theatres/Screens               Theatres/Screens
 -------                 ---------      ----------       ----------------               ----------------
 Mexico                  1992           95%              13 theatres (141 screens)       4 theatres (32 screens)
 Chile                   1992           50%               3 theatres (25 screens)        4 theatres (34 screens)
 Argentina               1995           25%               3 theatres (28 screens)        3 theatres (28 screens)
 Argentina               1997           100%                                             3 theatres (31 screens)
 Brazil                  1996           60%               5 theatres (55 screens)        6 theatres (64 screens)
 Ecuador                 1996           60%               2 theatres (16 screens)
 Peru                    1996           50%               1 theatre (12 screens)         2 theatres (16 screens)
 Central America         1997           50%               2 theatres (10 screens)        2 theatres (14 screens)

     Total                                               29 theatres (219 screens)      24 theatres (219 screens)

    Cinemark International plans to invest up to an additional $75 million in international ventures, principally in Latin America, over the next two to three years. The Company anticipates that investments in excess of Cinemark International's available cash will be funded by the Company or by debt or equity financing to be provided by third parties directly to Cinemark International or its subsidiaries.

    In 1993, the Company incorporated Cinemark de Mexico, S.A. de C.V. ("Cinemark de Mexico") as an indirect subsidiary of Cinemark International to pursue new development opportunities in Mexico. As of March 27, 1998, Cinemark International and New Wave Investments AVV, an unaffiliated Aruba corporation owned by Mexican citizens ("New Wave"), own 95.6% (95% on a fully diluted basis, including the exercise of outstanding warrants) and 4.4% (4.4% on a fully diluted basis, including the exercise of outstanding warrants), respectively, of the common stock of Cinemark Mexico. As of March 27, 1998, Cinemark Mexico operated 13 theatres (141 screens) and plans to open or begin construction on four theatres (32 screens) in 1998.

    On November 18, 1997, Cinemark International executed a credit agreement with Bank of America National Trust and Savings Association for itself and as Administrative Agent as amended in December 1997 (the "Cinemark International Credit Agreement"). The Cinemark International Credit Agreement is a revolving credit facility and provides for a loan to Cinemark International of up to $30 million in the aggregate. The Cinemark International Credit Agreement is secured by a pledge of substantially all of the stock of Cinemark Mexico and an unconditional guaranty of Cinemark Mexico. Pursuant to the terms of the Cinemark International Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate (as defined in the Cinemark International Credit Agreement) or the Base Rate (as defined in the Cinemark International Credit Agreement) as the case may be, plus the Applicable Margin (as defined in the Cinemark International Credit Agreement). As of March 27, 1998, Cinemark International has borrowed $30 million under the Cinemark International Credit Agreement and the effective interest rate on such borrowings was 7.2% per annum, the proceeds of which were used to repurchase all of the outstanding 12% Senior Subordinated PIK Notes of Cinemark Mexico.

RECENT DEVELOPMENTS

$105 Million Note Offering

    On January 14, 1998, the Company issued $105 million aggregate principal amount of 8-1/2% Series A Senior Subordinated Notes due 2008 (the "Series A Notes") pursuant to Rule 144A (the "Offering"). The net proceeds of the Offering were used by the Company to reduce the Company's indebtedness under the then existing credit facility. The Company exchanged the Series A Notes on March 17, 1998 for 8-1/2% Series B Senior

Subordinated Notes (the "Senior Subordinated Notes"), which Senior Subordinated Notes have been registered under the Securities Act of 1933, as amended.

Credit Agreement

         On February 12, 1998, the Company replaced its existing credit facility with a reducing revolving credit agreement (the "Credit Facility") through a group of banks for which Bank of America National Trust and Savings Association acts as administrative agent (the "Administrative Agent"). The Credit Facility provides for loans to the Company of up to $350.0 million in the aggregate.
The Credit Facility is a reducing revolving credit facility; therefore, at the end of each quarter during the calendar year 2001, 2002, 2003 and 2004, the aggregate commitment shall automatically be reduced by $8,750,000, $11,812,500, $13,125,000, $12,031,000 and $6,562,500, respectively. The Company is required to prepay all loans outstanding in excess of the aggregate commitment as reduced pursuant to the terms of the Credit Facility. Borrowings under the Credit Facility are secured by a pledge of a majority of the issued and outstanding capital stock of the Company.

Sale Leaseback

         On February 24, 1998, the Company completed a sale leaseback transaction with affiliates of Primus Capital L.L.C. (the "Sale Leaseback"). Pursuant to the Sale Leaseback, the Company sold the land, buildings and site improvements of twelve theatre properties to special purpose entities formed by Primus Capital L.L.C. for an aggregate purchase price equal to approximately $131.5 million. The Company leased such properties for a base term equal to approximately 20 years with fixed rate options to extend each lease for up to an additional 25 years in five, five-year increments. The properties conveyed consist of larger multiplex theatre formats, eight of which were located in Texas, one in California, two in Colorado and one in Indiana.

Year 2000 Compliance

         The Company recognizes that the arrival of the Year 2000 poses a unique worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000 and, like other companies, has assessed and is updating its computer applications and business processes to provide for their continued functionality. An assessment of the readiness of external entities which it interfaces with, such as vendors, counterparties, customers, payment systems, and others, is ongoing.

         The Company expects that the principal costs will be those associated with the remediation and testing of its computer applications. This effort is under way across the Company, and is following a process of inventory, scoping and analysis, modification, testing and certification, and implementation. The Company does not anticipate that the related overall costs will be material and will be funded through operating cash flow. The Company anticipates completing the Year 2000 project by no later than June 30, 1999, which is prior to any anticipated impact on its operating systems.


Item 8:  Financial Statements and Supplementary Data.

         The financial statements and supplementary data are listed on the Index at F-1. Such financial statements and supplementary data are included herein beginning on page F-3.


Item 9:  Changes in and Disagreements on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10: Directors and Executive Officers of the Registrant.

    The directors and executive officers of the Company are:

       NAME                      AGE                               POSITION
 Lee Roy Mitchell*               61     Chairman of the Board; Chief Executive Officer; Director
 Tandy Mitchell                  47     Vice Chairman of the Board; Executive Vice President;
                                        Secretary; Director
 Alan W. Stock+                  37     President; Chief Operating Officer; Director
 Jeffrey J. Stedman              35     Senior Vice President; Treasurer; Chief Financial Officer; Assistant
                                        Secretary; Director
 Margaret E. Richards            39     Vice President-Real Estate; Assistant Secretary
 Rob Carmony                     40     Senior Vice President-Director of Operations
 Jerry Brand                     52     Vice President-Film Licensing
 Walter Hebert                   52     Vice President-Purchasing
 Don Harton                      40     Vice President-Construction
 Randy Hester                    45     Vice President-Marketing
 Philip Wood                     34     Vice President
 W. Bryce Anderson*+             55     Director
 Heriberto Guerra, Jr.+          48     Director
 James A. Stern                  47     Director
 James L.  Singleton+            42     Director
 Denny Rydberg                   52     Director

--------------------------

* Member Audit Committee

+ Member Compensation Committee

    The Shareholders' Agreement (as defined herein) contains a voting agreement pursuant to which Mr. Mitchell agreed to vote his share of common stock of the Company to elect designees of CALP to the Board of Directors of the Company. As of March 27, 1998, CALP had the right to designate two board members. Additionally, the Shareholders' Agreement provides that the Company must obtain the written consent of CALP for certain corporate acts.

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

    Lee Roy Mitchell has served as Chairman of the Board since March 1996 and as Chief Executive Officer and a Director of the Company since its inception in 1987. Mr. Mitchell was Vice Chairman of the Board of Directors from

March 1993 to March 1996 and was President of the Company from its inception in 1987 until March 1993. From 1985 to 1987, Mr. Mitchell served as President and Chief Executive Officer of a predecessor corporation. Mr. Mitchell has served on the Board of Directors of the National Association of Theatre Owners since 1991. Mr. Mitchell has been engaged in the motion picture exhibition business for more than 36 years.

    Tandy Mitchell has served as Vice Chairman of the Board since March 1996, as a Director of the Company since April 1992, as Executive Vice President of the Company since October 1989 and as Secretary of the Company since its inception in 1987. Mrs. Mitchell was General Manager of the theatre division of a predecessor corporation from 1985 to 1987. From 1978 to 1985, Mrs. Mitchell was employed by Southwest Cinemas Corporation, most recently as director of operations. Mrs. Mitchell is the wife of Lee Roy Mitchell.

    Alan W. Stock has served as President of the Company since March 1993, as a Director of the Company since April 1992 and as Chief Operating Officer of the Company since March 1992. Mr. Stock was Senior Vice President of the Company from October 1989 to March 1993. Mr. Stock was General Manager of the Company from its inception in 1987 to March 1992. Mr. Stock was employed by the theatre division of a predecessor corporation from January 1986 to December 1987 as Director of Operations. From 1981 to 1985, he was employed by Consolidated Theaters, most recently as District Manager.

    Jeffrey J. Stedman has served as a Director of the Company since March 1996, as Senior Vice President since July 1997 and as Vice President, Treasurer and Chief Financial Officer of the Company since April 1993. From December 1989 to April 1993, Mr. Stedman was Director of Finance of the Company. Prior to joining the Company in December 1989, Mr. Stedman was a Manager in the tax department of Deloitte & Touche, LLP where he was employed from December 1984 to December 1989. Mr. Stedman is a certified public accountant.

    Robert F. Carmony has served as Senior Vice President-Director of Operations since July 1997, as Vice President- Director of Operations since March 1996 and has served as Director of Operations of the Company since June 1988. Prior to joining the Company, Mr. Carmony was owner of O.C. Enterprises, a software development firm, from 1986 to 1988. Prior to forming his own software company, Mr. Carmony worked for Plitt-Cineplex Odeon theatres from 1985 to 1986. He worked as a Systems Analyst for Electronic Data Systems (EDS) from 1984 to 1985.

    Margaret E. Richards has served as a Vice President and Assistant Secretary of the Company since October 1989 and as Vice President-Real Estate since March 1994. Ms. Richards has been Director of Leasing of the Company since its inception in 1987 and was employed by the theatre division of a predecessor corporation in its real estate section from August 1986 to December 1987.

    Jerry Brand has served as Vice President-Film Licensing since March 1996. Mr. Brand has over 27 years of experience in the theatre industry, beginning his career with Paramount Pictures in 1968. Prior to joining the Company, Mr. Brand served as Senior Vice President and Head Film Buyer with Cobb Theatres where he was employed from 1983 to March 1996.

    Walter Hebert has served as Vice President-Purchasing of the Company since July 1997 and was the Director of Purchasing from October 1996 until July 1997. Mr. Hebert was the President of 2 Day Video, Inc., a 21-store video chain that was a subsidiary of the Company, from December 1995 until October 1996. Prior to joining the Company, Mr. Hebert worked for Dillards Department Stores from 1973 to 1993, serving as a Divisional Merchandise Manager in the Arkansas Division from 1981 until 1993.

    Don Harton has served as Vice President-Construction since July 1997. From August 1996 to July 1997, Mr. Harton was Director of Construction of the Company. Prior to joining the Company in August 1996, Mr. Harton was an architect with Urban Architecture, where he was employed from October 1983 until July 1996.

    Randy Hester has served as Vice President-Marketing since July 1997. From January 1989 to July 1997, Mr. Hester was Director of Corporate Development of the Company. Prior to joining the Company in January 1989, Mr. Hester was Chief Financial Officer of Presidio Theatres in Austin, Texas, where he was employed from 1986 to 1989.

    Philip Wood has served as Vice President since July 1997. From February 1988 to July 1997 Mr. Wood was MIS Director of the Company. Prior to joining the Company in February 1988, Mr. Wood was a systems organizer with Electronic Data Systems where he was employed from 1986 to 1988.

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

    James L. Singleton was elected Director of the Company in March 1996. Mr. Singleton has been Vice Chairman of Cypress since its formation in April 1994. Prior to joining Cypress Group, Mr. Singleton was a Managing Director with Lehman Brothers, Inc., an investment banking firm. Mr. Singleton is a director of Able Body Corporation and L.P.Thebault Company.

    Denny Rydberg was elected Director of the Company in July 1997. Mr. Rydberg has been President of Young Life since July 1993. Prior to joining Young Life, Mr. Rydberg was Director of University Ministries at University Presbyterian Church, Vice President of Youth Specialties and Director of Operations for Inspirational Films.

Item 11:     Executive Compensation

                           SUMMARY COMPENSATION TABLE

                                                        Annual Compensation       Long Term
                                                        -------------------      Compensation
                                                                                    Awards
                                                                                    ------

                                                                                   Securities
                                                                                   Underlying    All Other
                                                    Salary (A)        Bonus       Options/SARs  Compensation
      Name and Principal Position           Year        ($)            ($)             (#)           ($)
      ---------------------------           ----     ----------     ----------      ---------   ------------
 Lee Roy Mitchell, Chairman of the Board    1997      $324,101      1,675,910             -    $120,794(B)
 and Chief Executive Officer                1996       294,632      1,703,357             -     120,794(C)
                                            1995       267,852      1,733,976                   120,828(D)

 Alan Stock, President and Chief            1997      $252,484         75,000             -       7,125(E)
 Operating Officer                          1996       192,500         83,739             -     921,623(F)
                                            1995       175,000         80,043             -       6,930(E)

 Jeffrey J. Stedman, Senior Vice            1997      $175,000         57,500             -      $7,125(E)
 President, Treasurer and Chief             1996       125,000        102,160             -     221,311(G)
 Financial Officer                          1995       110,000         46,809                     6,930(E)

  Gary R. Gibbs, Vice President             1997       $87,500        $20,193                 1,584,191(H)
  and General Counsel (J)                   1996       110,000         24,136           600     264,188(I)
                                            1995       100,000         26,153                     6,930(E)

 Jerry Brand, Vice President-Film           1997      $187,250         42,131                     7,125(E)
 Licensing(K)                               1996       149,616         31,827                          --
                                            1995            --             --                          --
=============================================================================================================

-----------------------------

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

(H) Represents $937,742 of compensation relating to the value of stock options exercised over the exercise price of $1.00 per share, and $646,450 reimbursement for estimated tax obligations incurred upon exercise of stock options.

(I) Represents a $6,930 annual contribution by the Company to the Company's 401(k) savings plan, $150,582 of compensation relating to the value of stock options exercised over the exercise price of $1.00 per share and $106,676 reimbursement for estimated tax obligations incurred upon exercise of stock options.

(J) Mr. Gibbs retired from the Company as Vice President-General Counsel effective June 27, 1997.

(K)      Mr. Brand joined the Company as Vice President-Film Licensing in March
         1996.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

         There were no Options/SAR grants to the named Executive Officers for fiscal year ended December 31, 1997.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                             Number of Securities
                                                                                  Underlying        Value of Unexercised
                                                                                  Unexercised           In-The-Money
               Name                 Shares Acquired on   Value Realized ($)     Options/SARs at        Options/SARs at
                                       Exercise (#)                               FY End (#)             FY-End ($)
                                                                                 Exercisable/           Exercisable/
                                                                                 Unexercisable          Unexercisable
 Lee Roy Mitchell                          --                    --                    --                    --
 Alan Stock                                --                    --                  1817/0                  (A)
 Jeffrey J. Stedman                        --                    --                  405/20                  (A)
 Gary R. Gibbs                            510               937,742                  0/0                     (A)
 Jerry Brand                               --                    --                  80/120                    (A)

-------------------------

(A) The Company has the right to call the shares issuable upon exercise of the options for terminating employees. The call price increases over the five year vesting period of the options.

(B)      Mr. Gibbs retired as Vice President-General Counsel effective June 27,
         1997.

401(k) PENSION PLAN

    The Company sponsors a defined contribution savings plan (the "401(k) Plan") whereby certain employees of the Company or its subsidiaries may (under current administrative rules) elect to contribute, in whole percentages between 1% and 15% of such employee's compensation, provided no employee's elective contribution shall exceed the amount permitted under Section 402(g) of the Internal Revenue Code of 1986, as amended ($9,500 in 1997). A discretionary matching contribution is made by the Company annually ($744,913 in 1997). The Company's matching contribution is subject to vesting and forfeitures. The Company's contributions vest at the rate of twenty percent (20%) per year beginning two years from the date of employment. After an employee has worked for seven years, employees have full and immediate vesting rights to all of the Company's matching contributions. The Company's contributions to the accounts of the named Executive Officers are included in the Summary Compensation Table.

EMPLOYMENT AGREEMENTS

    Mr. and Mrs. Mitchell each have an employment agreement with the Company which contains the terms described below.

    Lee Roy Mitchell's 1997 base salary was $324,101 and will increase thereafter at the rate of 10% per year. In addition, Mr. Mitchell (i) is entitled to receive an annual bonus, subject to approval by the Board of Directors, in an amount not exceeding 10% of the aggregate amount of consolidated theatre level cash flow of the Company in excess of $25 million for each year (which together with base salary may not exceed $2 million), which bonus was approximately $1.7 million for the year ended December 31, 1997, (ii) is reimbursed for expenses incurred by him in connection with his duties, and (iii) receives the use of an automobile of his choice to be replaced at his election every three years, a club membership of his choice, a whole life insurance policy in the amount of $3,300,000 insuring his life during the period of his employment and any other benefits generally available to the executives of the Company. The maximum base salary and bonus which Mr. Mitchell is entitled to receive for any calendar year is limited to $2 million and the payment of any bonus requires board approval. The employment agreement terminates on the earlier of (i) Mr. Mitchell's death or permanent disability (except with respect to amounts payable as described in the following sentence) or (ii) December 31, 2001. In the event of Mr. Mitchell's permanent disability, he will be entitled to receive $10,000 per month for a period of 60 months.

    Tandy Mitchell's 1997 base salary was $144,946 and will increase thereafter at the rate of 10% per year. In addition, Mrs. Mitchell (i) is reimbursed for expenses incurred by her in connection with her duties and (ii) receives the use of an automobile of her choice to be replaced at her election every three years, a whole life insurance policy in the amount of $1,000,000 insuring her life during the period of her employment and any other benefits generally available to the executives of the Company. The employment agreement terminates on the earlier of (i) Mrs. Mitchell's death or permanent disability or (ii) December 31, 2001.

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

STOCK OPTIONS

    Employee Stock Option Plan

    The Company has established a Nonqualified Stock Option Plan (the "Plan") under which the Chief Executive Officer of the Company, in his sole discretion, may grant employees of the Company options to purchase up to an aggregate of 10,685 shares of the Company's Class B Common Stock. The Chief Executive Officer of the Company has the ability to set the exercise price and the term (of up to ten years) of the options. All options vest at the rate of one-fifth of the total options granted per year generally beginning one year from the date of grant, subject to acceleration by the Chief Executive Officer of the Company. An employee's options are forfeited if the employee is terminated for cause. Upon termination of an employee's employment with the Company and provided that no public market exists for any class of common stock of the Company at such time, the Company has the option to repurchase any shares of capital stock of the Company that were acquired by the employee pursuant to the Plan at a specified formula price based on theatre cash flow. As of March 27, 1998, there were outstanding options to purchase 7,635 shares of the Company's Class B Common Stock.

    During 1997, the Company granted options under the Plan to purchase 260 shares of Class B Common Stock of the Company at an exercise price of $1.00 per share. The options expire 10 years from the date of grant. The Company accrued $1.3 million for unearned compensation and will amortize this noncash expense at a rate of approximately $260,000 per year during the five year vesting period for the options granted.

    In April 1996, employees exercised options to purchase 1,509 shares of Class B Common Stock of the Company. In January 1997, the Company repurchased an aggregate 267 shares of Class B Common Stock from a retiring employee for approximately $.5 million. In April 1997, the Company repurchased an aggregate of 1,242 shares of Class B Common Stock issued to employees upon exercise of options exercised in April 1996. The aggregate purchase price for such shares was $2.2 million. In June 1997, the Company repurchased options to purchase an aggregate 737 shares of Class B Common Stock from retiring employees. The aggregate purchase price for such options was approximately $1.3 million.

    Independent Director Stock Options

    The Company has granted the unaffiliated directors of the Company options to purchase up to an aggregate of 600 shares of the Company's Class B Common Stock at an exercise price of $1 per share (the "Director Options"). The options vested on June 1, 1997. The options expire ten years from the date of grant. A director's options are forfeited if the director resigns or is removed from the Board of Directors of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    In January 1995, the Board of Directors established a Compensation Committee of the Board to study senior management compensation and make recommendations to the Board of Directors as a whole relating to said compensation. Messrs. Stock, Anderson, Guerra and Singleton currently serve as members of the Compensation Committee, with Mr. Stock being the only member who is an officer or employee of the Company or any of its subsidiaries.

Item 12:     Security Ownership of Certain Beneficial Owners and Management.

    The following table and the accompanying footnotes set forth, as of March 27, 1998, the beneficial ownership of the Company's Common Stock by (i) each person who is known to the Company to own beneficially more than 5% of either class of its outstanding Common Stock, (ii) each director and named executive officer, and (iii) all officers and directors as a group:


                                                                                                  Combined
                                                           Number of                              Percent
 Names and Addresses(1)       Title of Class               Shares (2)      Percent of Class       of Classes
 ----------------------       --------------               ----------      ----------------       ----------
 Lee Roy Mitchell(3)          Class A Common Stock            1,500              100.0%
 7502 Greenville Ave.                                                                                 42.7%
 Suite 800                    Class B Common Stock           77,687               42.3%
 Dallas, TX 75231

 Cypress Merchant Banking     Class A Common Stock               --                 --
 Partners, L.P.                                                                                       42.3%
 65 East 55th St.             Class B Common Stock           78,469               42.7%
 New York, NY 10022

 Cypress Pictures Ltd.        Class A Common Stock               --                 --
 c/o W.S. Walker Co.                                                                                   2.2%
 Second Floor                 Class B Common Stock            4,079                2.2%
 Caledonian House
 Mary St., P.O. Box 265
 George Town, Grand Cayman
 Cayman Islands

 The Mitchell Special         Class A Common Stock               --                 --
 Trust                                                                                                 7.9%
 7502 Greenville Ave.         Class B Common Stock           14,667                  8%
 Suite 800
 Dallas, TX 75231

 Tandy Mitchell(4)            Class A Common Stock               --                  --
                                                                                                       --
                              Class B Common Stock               --                  --

 Alan W. Stock(5)             Class A Common Stock               --                  --
                                                                                                        *
                              Class B Common Stock            1,817                   *

 Jeffrey J. Stedman(6)        Class A Common Stock               --                   -
                                                                                                        *
                              Class B Common Stock              405                   *

 Jerry Brand(7)               Class A Common Stock               --                  --
                                                                                                       *
                              Class B Common Stock               80                   *

 Gary R. Gibbs(8)             Class A Common Stock               --                  --
                                                                                                       *
                              Class B Common Stock               --                   *

 W. Bryce Anderson            Class A Common Stock               --                  --
                                                                                                      --
                              Class B Common Stock              200                  --

 Heriberto Guerra, Jr.        Class A Common Stock               --                  --
                                                                                                      --
                              Class B Common Stock              200                  --

 James A. Stern               Class A Common Stock               --                  --
                                                                                                      --
                              Class B Common Stock               --                  --

 James L. Singleton           Class A Common Stock                *                  --
                                                                                                      --
                              Class B Common Stock               --                  --

 Denny Rydberg                Class A Common Stock               --                  --
                                                                                                      --
                              Class B Common Stock               --                  --
 Directors and Officers as    Class A Common Stock            1,500                 100.0%
 a Group (16 persons)(9)                                                                              45.2%
                              Class B Common Stock           82,190                  44.7%

------------------------

  * Less than 1%.

(1) Unless otherwise indicated, the Company believes the beneficial owner has both sole voting and investment powers over such shares.

(2) As of March 27, 1998, 7,000 shares of Class A Common Stock and 183,802 shares of Class B Common Stock were issued and outstanding. Includes 6,148 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.

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

(6) Includes 405 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.

(7) Includes 40 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.

(8) Mr. Gibbs retired as Vice President-General Counsel effective June 27, 1997. The Company repurchased Mr. Gibbs' options to purchase 510 shares of Class B Common Stock on June 27, 1997.

(9) Includes 4,503 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report. Does not include 15,937 shares of Class B Common Stock held in trust for the benefit of certain of Mr. Mitchell's grandchildren, as to which Mr. Mitchell disclaims beneficial ownership. Mr. Mitchell is the co-trustee of such trusts.

COMMON STOCK

    The rights of the holders of Class A and Class B common stock are identical except for voting and conversion rights. Each share of Class A Common Stock is entitled to one vote on all matters submitted to a vote of the Company's shareholders. Class B Common Stock is non-voting. Subject to contractual limitations regarding conversion of Class B Common Stock into Class A Common Stock contained in the Shareholders' Agreement and in Stock Transfer Restriction Agreements between the Company and certain former employees, each share of Class B Common Stock is convertible at any time, at the option of and without cost to the shareholder, into the same number of shares of Class A Common Stock upon surrender to the Company of the certificate or certificates evidencing the Class B Common Stock to be converted, together with a written notice of the election of such shareholder to convert such shares into Class A Common Stock. Holders of Class A and Class B Common Stock are entitled to receive pro rata per share such dividends as the Board of Directors may from time to time declare out of funds of the Company legally available for the payment of dividends. Upon liquidation, dissolution or winding-up of the Company, the holders of Class A and Class B Common Stock are entitled to share ratably in all assets available for distribution after payment in full of creditors. In a merger, consolidation or other business combination, the consideration to be received per share by holders of Class A and Class B Common Stock must be identical, except that in any such transaction in which shares of common stock are distributed, such shares may differ to the extent that voting rights differ among existing classes of Common Stock. See "Certain Transactions--Cypress Investment."

Item 13:     Certain Relationships and Related Transactions.

MANAGEMENT AGREEMENTS

    The Company currently manages four theatres (53 screens) for affiliates under long term management agreements. The Company provides all operating functions, including film booking, accounting and the operation and maintenance of the theatres, in the same manner as such functions are performed by Company personnel for Company owned or leased theatres. The operating and maintenance expenses of the theatres are paid by the owners of the theatres. The Company receives a specified percentage of the gross revenues of the theatres managed by the Company and in some cases a percentage of the theatre cash flow above certain targeted amounts. The Company may in the future enter into additional management agreements with affiliates and/or third parties to manage theatres.

Movie Theatre Investors

    During 1997, the Company managed three theatres (37 screens) for Movie Theatre Investors, Ltd. Mr. Mitchell is the sole shareholder of one of the general partners of Movie Theatre Investors. In addition, Mr. Mitchell owns 10.1%, Mrs. Mitchell and affiliates own 7.4% and the Company owns 1.1% of the limited partnership interests in Movie Theatre Investors. The Company received $245,693 in management fees from Movie Theatre Investors in 1997. See "Business - Management Agreements." In February 1998, the Company acquired these three theatres from Movie Theatre Investors, Ltd. for an aggregate purchase price of $19 million.

Laredo Joint Venture

    The Company manages one theatre (12 screens) for Laredo Theatre, Ltd. ("Laredo"). Lone Star Theatres, Inc. owns 25% of the limited partnership interests in Laredo. Cinemark International is the sole general partner and owns the remaining limited partnership interests. Lone Star Theatres, Inc. is owned 100% by Mr. David Roberts, who is Mr. Mitchell's son-in-law. The Company received $134,663 in management fees from Laredo in 1997.

Cinemark Partners II

    The Company manages one theatre (17 screens) for Cinemark Partners II, Ltd. ("Cinemark Partners II"). Cinemark Partners I, Inc., a wholly owned subsidiary of the Company, is the sole general partner of Cinemark Partners II. During 1998, Mr. Mitchell owned 10.1% and Cinemark Partners I, Inc. owns 1% of the limited partnership interests in Cinemark Partners II. The Company received $148,023 in management fees from Cinemark Partners II in 1997. On January 5, 1998, the Company purchased approximately 31% of the limited partnership interests in Cinemark Partners II, Ltd. for $3,024,000. Additionally, the Company purchased 77.1 units for an aggregate purchase price of $3,700,000. After consummating such transactions, the Company owns approximately 50.1% of Cinemark Partners II, Ltd.

Cinemark Alberta

    The Company manages two discount theatres (24 screens) for Cinemark Alberta. Cinemark Holdings Canada, Inc., a wholly owned subsidiary of Cinemark International, runs 50% of Cinemark Alberta. The Company received $108,258 in management fees from Cinemark Alberta in 1997.

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

    In February 1998, the Company acquired from Mid States Development, L.L.C. certain land and theatre improvements located in Amarillo, Texas for an aggregate purchase price equal to approximately $10.6 million. The Company also acquired as part of the same transaction theatre equipment, furniture and fixtures located at such theatre for an aggregate purchase price of $2.6 million. Mr. Mitchell's brother is a controlling member in Mid States Development, L.L.C. and is the sole shareholder of Starplex Cinemas, Inc.

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

    The Shareholders' Agreement further provides that the shareholders agree to form a new corporation as the parent corporation of the Company and to contribute their respective shares for like shares of this new corporation. The Company is currently pursuing plans to create such a holding company.

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

 CINEMARK USA, INC. AND SUBSIDIARIES



 INDEX TO FINANCIAL STATEMENTS

 (ITEMS 8 AND 14 OF FORM 10-K) AND SUPPLEMENTAL SCHEDULES
--------------------------------------------------------------------------------

                                                                                                          Page
                                                                                                          ----
INDEPENDENT AUDITORS' REPORT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-2

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES:

Consolidated Balance Sheets, December 31, 1996 and 1997 . . . . . . . . . . . . . . . . . . . . . .       F-3

Consolidated Statements of Income for the Years Ended
     December 31, 1995, 1996 and 1997   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-5

Consolidated Statements of Shareholders' Equity for the Years Ended
     December 31, 1995, 1996 and 1997   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-6

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1995, 1996 and 1997   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-7

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-8

SUPPLEMENTAL SCHEDULES REQUIRED BY THE INDENTURES
FOR THE SENIOR SUBORDINATED NOTES:

Schedule

     A    Consolidating Balance Sheet Information, December 31, 1997  . . . . . . . . . . . . . . .       S-1

     B    Consolidating Statement of Operations Information for the Year Ended
          December 31, 1997   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       S-2

     C    Consolidating Statement of Cash Flows Information for the Year Ended
          December 31, 1997   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       S-3

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Cinemark USA, Inc.:

     We have audited the accompanying consolidated balance sheets of Cinemark USA, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cinemark USA, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Dallas, Texas
March 6, 1998

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1997
================================================================================

ASSETS                                                                                      1996            1997

CURRENT ASSETS:
   Cash and cash equivalents                                                            $ 14,081,226   $ 31,788,380
   Temporary cash investments                                                                301,408        331,156
   Inventories                                                                             1,296,323      2,234,231
   Co-op advertising and other receivables (Note 11)                                       8,631,462     23,336,391
   Prepaid expenses and other                                                              2,638,991      8,115,825
                                                                                        ------------   ------------

      Total current assets                                                                26,949,410     65,805,983

THEATRE PROPERTIES AND EQUIPMENT:
   Land                                                                                   39,734,644     45,933,669
   Buildings                                                                             143,907,477    209,117,345
   Leasehold interests and improvements                                                   69,172,660    101,918,512
   Theatre furniture and equipment                                                       166,596,341    211,928,488
   Theatres under construction                                                            31,431,790     75,294,931
                                                                                        ------------   ------------

   Total                                                                                 450,842,912    644,192,945

   Less accumulated depreciation and amortization                                         73,421,992     95,251,013
                                                                                        ------------   ------------

      Theatre properties and equipment - net                                             377,420,920    548,941,932


OTHER ASSETS:
   Certificates of deposit (Note 8)                                                        1,525,852      1,525,852
   Investments in and advances to affiliates (Note 11)                                     6,049,992     23,931,120
   Intangible assets - net (Note 3)                                                        5,417,049      4,413,301
   Deferred charges and other - net (Note 4)                                              15,542,244     16,978,652
                                                                                        ------------   ------------

      Total other assets                                                                  28,535,137     46,848,925
                                                                                        ------------   ------------

TOTAL                                                                                   $432,905,467   $661,596,840
                                                                                        ============   ============

                                                                     (Continued)

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1997
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY                                    1996              1997
CURRENT LIABILITIES:
   Current portion of long-term liabilities (Note 5)              $   1,002,313    $     380,730
   Accounts payable                                                  24,831,236       27,382,918
   Accrued film rentals                                               9,753,208       15,206,349
   Accrued interest                                                   8,267,591       12,672,981
   Accrued payrolls                                                   3,094,472        3,998,856
   Accrued property taxes and other liabilities                      13,022,916       17,395,339
                                                                  -------------    -------------

      Total current liabilities                                      59,971,736       77,037,173

LONG-TERM LIABILITIES:
   Long-term debt, less current portion (Note 5)                    296,553,642      463,470,009
   Deferred lease expenses                                           11,580,629       13,064,630
   Theatre development advance, less current portion                    769,657          373,562
   Deferred income taxes (Note 9)                                     5,926,609       10,937,029
                                                                  -------------    -------------

      Total long-term liabilities                                   314,830,537      487,845,230

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTERESTS IN SUBSIDIARIES (Note 7):
   Common shareholders' equity                                          539,853       26,531,832
   Common stock warrants with mandatory redemption
     requirements                                                       200,729          200,729

SHAREHOLDERS' EQUITY:
   Class A common stock, $.01 par value; 10,000,000 shares
     authorized, 1,500 issued and outstanding                                15               15
   Class B common stock, no par value; 1,000,000 shares
    authorized, 233,176 and 234,013 shares issued, respectively      49,536,710       49,537,547
   Additional paid-in capital                                         9,182,880       10,201,882
   Unearned compensation - stock options                             (2,434,717)      (1,534,791)
   Retained earnings                                                 32,391,591       47,096,688
   Treasury stock, 54,965 and 57,211 Class B shares
     at cost, respectively                                          (20,184,416)     (24,198,890)
   Cumulative foreign currency translation adjustment               (11,129,451)     (11,120,575)
                                                                  -------------    -------------

      Total shareholders' equity                                     57,362,612       69,981,876
                                                                  -------------    -------------

TOTAL                                                             $ 432,905,467    $ 661,596,840
                                                                  =============    =============

See notes to consolidated financial statements


                                                                     (Concluded)

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
================================================================================

                                                                         1995              1996          1997
REVENUES:
   Admissions                                                      $ 183,100,626    $ 211,581,569    $ 274,800,669
   Concessions                                                       102,077,542      116,943,658      149,243,137
   Other (Note 10)                                                    13,380,589       13,205,703       10,554,519
                                                                   -------------    -------------    -------------

           Total                                                     298,558,757      341,730,930      434,598,325

COSTS AND EXPENSES:
   Cost of operations (Note 10):
     Film rentals                                                     88,978,423      104,156,508      137,924,941
     Concession supplies                                              17,277,411       18,431,926       22,472,659
     Salaries and wages                                               40,653,338       46,868,814       56,003,650
     Facility leases                                                  30,873,208       34,406,046       38,735,067
     Advertising                                                       7,623,475        8,500,631       10,749,310
     Utilities and other                                              42,312,878       49,774,114       56,576,786
                                                                   -------------    -------------    -------------

           Total cost of operations                                  227,718,733      262,138,039      322,462,413

General and administrative expenses                                   19,554,615       23,486,530       27,598,119
Depreciation and amortization                                         15,924,794       21,798,673       27,586,519
                                                                   -------------    -------------    -------------

           Total                                                     263,198,142      307,423,242      377,647,051
                                                                   -------------    -------------    -------------

OPERATING INCOME                                                      35,360,615       34,307,688       56,951,274

OTHER INCOME (EXPENSE):
   Interest expense (Note 10)                                        (18,549,833)     (19,551,655)     (32,703,303)
   Amortization of debt issue cost and discount                         (824,014)        (824,743)        (783,972)
   Interest Income (Note 10)                                           1,779,339        1,393,441        1,171,516
   Gain (loss) on sale of assets and other (Notes 3 and 8)             4,796,727       11,130,996         (246,772)
   Equity in income of affiliates (Note 11)                              693,415          362,443          954,847
   Minority interests in (income) loss of subsidiaries (Note 7)              288          144,291          346,423
                                                                   -------------    -------------    -------------


           Total                                                     (12,104,078)      (7,345,227)     (31,261,261)
                                                                   -------------    -------------    -------------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS                    23,256,537       26,962,461       25,690,013

INCOME TAXES (Note 9)                                                 10,101,405       12,346,451       10,671,089
                                                                   -------------    -------------    -------------

INCOME BEFORE EXTRAORDINARY ITEMS                                     13,155,132       14,616,010       15,018,924

EXTRAORDINARY ITEMS (Note 5):
   Losses on early extinguishments of debt, net of
     income tax benefit of $6,057,922 and $256,768, respectively                       (9,386,111)        (313,827)
                                                                   -------------    -------------    -------------

NET INCOME                                                         $  13,155,132    $   5,229,899    $  14,705,097
                                                                   =============    =============    =============


EARNINGS PER SHARE: (Note 1)
   Before extraordinary item:
       Basic                                                       $       85.55    $       84.00    $       84.13
                                                                   =============    =============    =============
       Diluted                                                     $       80.32    $       79.93    $       80.45
                                                                   =============    =============    =============


   Net income:
       Basic                                                       $       85.55    $       30.06    $       82.37
                                                                   =============    =============    =============
       Diluted                                                     $       80.32    $       28.60    $       78.77
                                                                   =============    =============    =============


See notes to consolidated financial statements.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                   Class A                      Class B
                                                                 Common Stock                 Common Stock
                                                            ------------------------    ---------------------------
                                                                                                                       Additional
                                                            Shares                        Shares                         Paid-In
                                                            Issued         Amount         Issued          Amount         Capital
                                                          -----------    -----------    -----------    ------------    ------------


---------------------------------------------------------
BALANCE JANUARY 1, 1995                                       3,000       $     30        205,570      $ 10,967,419    $  4,325,887

Net income
Unearned compensation from stock
   options granted                                                                                                        2,278,150
Amortization of unearned compensation
Foreign currency translation adjustment
                                                         --------------------------    ---------------------------    -------------
BALANCE DECEMBER 31, 1995                                     3,000             30        205,570        10,967,419       6,604,037

Net income
Issuance of common stock to Cypress                          (1,500)           (15)        25,393        38,567,078
Unearned compensation from stock options
   granted                                                                                                                1,127,117
Unearned compensation from stock options
   forfeited                                                                                                               (216,282)
Amortization of unearned compensation
Stock options exercised, including tax
   benefit                                                                                  2,213            2,213          897,800
Net effect of exchange of Cinemark Mexico
   Senior Notes and conversion of warrants to
   Senior Notes, including tax benefit                                                                                      770,208
Foreign currency translation adjustment
Purchase of treasury stock, 174 Class B shares,
   at cost
                                                         --------------------------    ---------------------------    -------------
BALANCE DECEMBER 31, 1996                                     1,500             15        233,176        49,536,710       9,182,880

Net income
Unearned compensation from stock options
   granted                                                                                                                1,073,296
Unearned compensation from stock options
   forfeited                                                                                                                (74,386)
Amortization of unearned compensation
Stock options exercised, including tax
   benefit                                                                                    837            837             20,092
Foreign currency translation adjustment
Purchase of treasury stock, 2,242 Class B shares,
   at cost
                                                         --------------------------    ---------------------------    -------------

BALANCE DECEMBER 31, 1997                                     1,500          $  15        234,013    $  49,537,547    $  10,201,882
                                                         ==========================    ===========================    =============


                                                          Unearned                                     Cumulative
                                                        Compensation      Retained      Treasury       Translation
                                                       Stock Options      Earnings        Stock        Adjustment        Total
                                                        ------------    ------------   ------------    ------------    ------------


-------------------------------------------------------
BALANCE JANUARY 1, 1995                                 ($ 2,161,610)   $ 14,006,560   ($20,000,000)   ($ 4,405,980)   $  2,732,306

Net income                                                                13,155,132                                     13,155,132
Unearned compensation from stock
   options granted                                        (2,278,150)                                                            --
Amortization of unearned compensation                      1,591,022                                                      1,591,022
Foreign currency translation adjustment                                                                  (6,133,418)     (6,133,418)
                                                        ---------------------------------------------------------------------------

BALANCE DECEMBER 31, 1995                                 (2,848,738)     27,161,692    (20,000,000)    (10,539,398)     11,345,042

Net income                                                                 5,229,899                                      5,229,899
Issuance of common stock to Cypress                                                                                      38,567,063
Unearned compensation from stock options
   granted                                                (1,127,117)
Unearned compensation from stock options
   forfeited                                                 151,810                                                        (64,472)
Amortization of unearned compensation                      1,389,328                                                      1,389,328
Stock options exercised, including tax
   benefit                                                                                                                  900,013
Net effect of exchange of Cinemark Mexico
   Senior Notes and conversion of warrants to
   Senior Notes, including tax benefit                                                                                      770,208
Foreign currency translation adjustment                                                                    (590,053)       (590,053)
Purchase of treasury stock, 174 Class B shares,
   at cost                                                                                 (184,416)                       (184,416)
                                                        ---------------------------------------------------------------------------

BALANCE DECEMBER 31, 1996                                 (2,434,717)     32,391,591    (20,184,416)    (11,129,451)     57,362,612

Net income                                                                14,705,097                                     14,705,097
Unearned compensation from stock options
   granted                                                (1,073,296)
Unearned compensation from stock options
   forfeited                                                  61,988                                                        (12,398)
Amortization of unearned compensation                      1,911,234                                                      1,911,234
Stock options exercised, including tax
   benefit                                                                                     (737)                         20,192
Foreign currency translation adjustment                                                                       8,876           8,876
Purchase of treasury stock, 2,242 Class B shares,
   at cost                                                                               (4,013,737)                     (4,013,737)
                                                        ---------------------------------------------------------------------------

BALANCE DECEMBER 31, 1997                               ($ 1,534,791)   $ 47,096,688   ($24,198,890)   ($11,120,575)  $  69,981,876
                                                         ==========================================================================

See notes to consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
===============================================================================


                                                                1995             1996              1997

OPERATING ACTIVITIES:
  Net Income                                               $  13,155,132    $   5,229,899    $  14,705,097
  Loss on early extinguishment of debt                                         15,444,033          607,033
  Noncash items in net income :
     Depreciation                                             12,716,099       18,633,707       26,455,599
     Amortization - intangibles and other assets               3,868,241        3,819,462        2,573,587
     Deferred lease expenses                                   1,051,774        2,199,854        1,484,001
     Deferred income tax expense                               1,213,034        1,630,398        5,010,420
     Debt issued for accrued interest                            184,134        2,006,371        2,850,100
     Amortization of debt discount and premium                   164,468          170,247          (27,004)
     Amortized compensation - stock options                    1,591,022        1,324,856        1,898,836
     (Gain) loss on sale of assets                            (5,196,922)      (7,760,774)         558,254
     Equity in income of affiliates                             (693,415)        (362,443)        (954,847)
     Minority interests in income (loss) of subsidiaries            (288)        (144,291)        (346,423)

  Cash from (used for) operating working capital:
     Inventories                                                (176,881)        (234,743)        (937,908)
     Co-op advertising and other receivables                  (1,000,649)      (3,902,355)     (14,704,929)
     Prepaid expenses and other                                1,356,167       (2,493,331)      (5,476,834)
     Accounts payable                                          5,111,906       12,111,884        2,551,682
     Accrued liabilities                                       1,451,003       12,729,888       15,132,006
     Income taxes payable                                      1,295,074       (1,648,629)
                                                           -------------    -------------    -------------

      Net cash from operating activities                      36,089,899       58,754,033       51,378,670

INVESTING ACTIVITIES:
   Additions to Theatre properties and equipment             (89,287,667)    (177,953,281)    (200,272,497)
   Sale of Theatre properties and equipment                    8,022,500          206,537        1,737,632
   Proceeds from 2 Day Video Inc. sale                                          9,439,466
   Proceeds from affiliate sale                                  800,000          781,300
   Decrease (increase) in certificates of deposit               (323,034)         297,102
   Decrease (increase) in temporary cash investments           4,207,280          (26,282)         (29,748)
   Increase in investments in and advances to affiliates        (828,065)      (1,715,364)     (16,926,281)
   Increase in other assets                                   (2,859,127)      (8,452,094)      (3,613,280)
                                                           -------------    -------------    -------------

      Net cash used for investing activities                 (80,268,113)    (177,422,616)    (219,104,174)

FINANCING ACTIVITIES:
   Issuance of Senior Subordinated Notes                                      199,106,000       77,250,000
   Retirement of Senior Subordinated Notes                                                     (28,561,000)
   Retirement of Senior Notes                                                (123,370,000)      (1,630,000)
   Repurchase premium on retired Senior Notes                                 (12,371,954)
   Increase in long-term debt                                 46,000,000       97,510,000      194,065,000
   Reductions of long-term debt                              (15,025,359)     (77,530,536)     (77,648,980)
   Payment on notes payable to related parties                                 (2,086,513)
   Decrease in Theatre development advance                      (370,808)        (356,046)        (396,095)
   Minority investment in subsidiaries, net                      102,625         (677,889)      26,338,402
   Issuance of common stock to Cypress                                         38,567,063
   Common stock issued for options exercised                                      900,013           20,192
   Purchase of treasury stock                                                                   (4,013,737)
   Issuance of subsidiary common stock warrants                1,324,132
                                                           -------------    -------------    -------------

      Net cash from financing activities                      32,030,590      119,690,138      185,423,782

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                         (776,726)        (590,053)           8,876
                                                           -------------    -------------    -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (12,924,350)         431,502       17,707,154

CASH AND CASH EQUIVALENTS:
   Beginning of period                                        26,574,074       13,649,724       14,081,226

                                                           -------------    -------------    -------------
   End of period                                           $  13,649,724    $  14,081,226    $  31,788,380
                                                           =============    =============    =============


SUPPLEMENTAL INFORMATION (Note 12):

            See notes to consolidated financial statements.

                      CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS - Cinemark USA, Inc. and its subsidiaries (the Company) own or lease and operate motion picture theatres in 30 states, Mexico, Brazil and Ecuador at December 31, 1997. The following summarizes theatre transactions during 1995, 1996 and 1997:

                                                                             Theatres    Screens
                                                                             --------    -------
                Active at January 1, 1995                                        158      1,163
                     Openings                                                     11        130
                     Closings/Sales                                              (10)       (46)
                                                                            -------------------
                Active at December 31, 1995                                      159      1,247
                     Openings                                                     17        237
                     Sales                                                        (7)       (31)
                                                                            -------------------
                Active at December 31, 1996                                      169      1,453
                     Openings                                                     19        249
                     Closings/Sales                                              (14)       (68)
                                                                            -------------------
                Active at December 31, 1997                                      174      1,634
                                                                            ===================

    At December 31, 1997, the Company also manages three theatres (37 screens) for Movie Theatre Investors, Ltd.; one theatre (17 screens) for Cinemark Partners II; and two theatres (24 screens) for Cinemark Theatres Alberta, Inc., a Canadian corporation, all related parties (Notes 10 and 11).

    CONSOLIDATED FINANCIAL STATEMENTS include the accounts of Cinemark USA, Inc. and its wholly owned subsidiaries, which include Cinemark International,
Inc. (f/k/a Cinemark II, Inc.).   Cinemark International, Inc. ("Cinemark
International") owns 95.0% of Cinemark Mexico (USA), Inc. (Cinemark Mexico), which owns 95.6% of Cinemark de Mexico S.A. de C.V. (Cinemark de Mexico), a Mexican corporation and 50% of Cinemark Equity Holdings Corporation which owns 100% of Cinemark Costa Rica, S.A. and Cinemark El Salvador, S.A. Cinemark de Mexico includes the operations of Cinemark del Norte S.A. de C.V. and Servicio Cinemark S.A. de C.V. Cinemark International owns 100% of Cinemark Empreendimentos e Participacoes, LTDA, which owns 60% of Cinemark LTDA, a Brazilian corporation operating theatres in Brazil. Cinemark International also owns 50% interests in affiliates operating in Chile, Canada and Peru and a 60% interest in an affiliate operating in Ecuador. The consolidated financial statements also include 2 Day Video, Inc. (2 Day) and subsidiary, a video rental "superstore" chain through the date of its sale in October 1996, Entertainment Amusements, Inc., a 50%-owned holding company whose subsidiary provides video game machines to many of the Company's theatres, and a 50% interest in Brainerd, Ltd, a theatre joint venture. Majority-owned companies are consolidated; 50% and greater than 20% equity owned businesses are accounted for under the equity method (Note 11). The results of all of these subsidiaries and affiliates are included in the financial statements effective with their formation or from their dates of acquisition. Significant intercompany balances and transactions are eliminated in the consolidation.

    BASIS OF PRESENTATION - In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period. Actual results could differ significantly from those estimates.

                      CINEMARK USA, INC. AND SUBSIDIARIES

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

    THEATRE PROPERTIES AND EQUIPMENT are stated at cost less accumulated depreciation and amortization. Property additions include $3,928,454 and $2,152,816 of interest incurred during development and construction and capitalized in 1996 and 1997, respectively. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: buildings - 18 to 40 years, theatre furniture and equipment - 5 to 15 years. Leasehold interests and improvements are amortized using the straight-line method over the lesser of the lease period or the estimated useful lives of the leasehold improvements. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS No. 121 did not have a material effect on the Company's financial statements. The Company determined that impairment charges of $2,381,998 and $2,213,696 were required for certain theatres in 1996 and 1997, respectively. For purposes of this calculation, fair value of operating theatres was determined based on cash flows.

    INTANGIBLE ASSETS represent primarily the excess of cost over the fair values of the net assets of theatre businesses acquired, less accumulated amortization ($8,616,821 and $9,454,265 at December 31, 1996 and 1997,
respectively). For financial reporting purposes, these goodwill amounts are being amortized primarily over 10 to 20 years, which approximate the remaining lease terms of the businesses acquired.

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

    EARNINGS PER SHARE are computed using the weighted average number of shares of Class A common stock outstanding during each period, including, when applicable, the Class B common shares. On December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share", which established new standards for computing and presenting earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Primary EPS included common stock equivalents while basic EPS excludes them. This change simplifies the computation of EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Prior year amounts have been restated to reflect the new method of calculation.

    Earnings per common and common share equivalent share were computed as follows:

                                                          1995            1996          1997
                                                        -------         --------       --------
Net income (in thousands).............................  $ 13,155        $  5,230       $ 14,705
                                                        ========        ========       ========

Basic:
  Weighted average common shares outstanding..........   153,779         173,996        178,524
                                                        ========        ========       ========
  Earnings per common share...........................  $  85.55        $  30.06       $  82.37
                                                        ========        ========       ========

Diluted:
  Weighted average common shares outstanding..........   153,779         173,996        178,524
  Common equivalent shares for stock options..........     9,997           8,870          8,167
                                                        --------        --------       --------
  Weighted average shares outstanding.................   163,776         182,866        186,691
                                                        ========        ========       ========
  Earnings per common and common equivalent share.....  $  80.32        $  28.60       $  78.77
                                                        ========        ========       ========

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

2.  FOREIGN CURRENCY TRANSLATION

    The cumulative foreign currency translation adjustment in shareholders' equity of $11,129,451 and $11,120,575 at December 31, 1996 and 1997,
respectively, primarily relates to the unrealized adjustments resulting from translating the financial statements of Cinemark de Mexico. The functional currency of Cinemark de Mexico is the peso. Accordingly, assets and liabilities of Cinemark de Mexico are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the average rates prevailing during the year. Changes in exchange rates which affect cash flows and the related payables are recognized as realized transaction gains and losses in the determination of net income. At December 31, 1997, the total assets of Cinemark de Mexico were $46,484,210.

    In 1997 the Company was required to utilize the U.S. dollar as the functional currency of Cinemark de Mexico and Cinemark LTDA for U.S. reporting purposes due to the highly inflationary economies of Mexico and Brazil. Thus, devaluations in the peso and real during 1997 that affected the Company's investments are charged to exchange loss rather than to the cumulative adjustment account.

3.  ACQUISITIONS AND AFFILIATE ACTIVITY

    In 1996, Cinemark International acquired an additional 2,661,450 shares of common stock of Cinemark Mexico for $10.0 million. As of December 31, 1997, Cinemark International owns a cumulative interest of 95.6% (95.0% on a fully diluted basis) of Cinemark Mexico. In 1996, Cinemark International also contributed funding of $1,200,000 to its Brazilian subsidiary, $600,000 to its Argentine affiliate and $100,000 to its Peruvian affiliate. Additional funding contributed in 1997 consisted of $24,800,000 to its 60% owned Brazilian subsidiary, $1,251,000 to its 60% owned Ecuadorian subsidiary, $3,900,000 to its Argentine affiliate, $1,400,000 to its Peruvian affiliate, $501,000 to its El Salvadorian affiliate, and $6,535,948 to its Japanese affiliate.

    In August 1995, Cinemark Inversiones, Inc., a 100%-owned subsidiary of Cinemark International and 50% owner of Cinemark Chile, contributed an additional $500,000 to Cinemark Chile to fund theatre construction. The other 50% owner of Cinemark Chile contributed an equal amount. In 1997, Cinemark International and the other 50% owner of Cinemark Chile each contributed $1,500,000 to fund additional theatre construction.

    In October 1996, the Company sold its entire interest in 2 Day (Class A common stock) for cash of $9,439,466 and a receivable of $633,288, resulting in a gain of $7 million.

    In September 1997, Cinemark International paid $1.5 million to Cinemark del Peru in exchange for a 8% note receivable, due September 1999.

                      CINEMARK USA, INC. AND SUBSIDIARIES

4.  DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets at December 31 consist of the following:

                                                                                    1996              1997
                                                                                    -----             ----
 Debt issue costs                                                                $ 9,741,136      $ 9,347,303
 Noncompete agreements                                                               758,145          758,145
                                                                                 ----------------------------
                     Total                                                        10,499,281       10,105,448
 Less accumulated amortization                                                     3,345,867        4,073,242
                                                                                 ----------------------------
    Net                                                                            7,153,414        6,032,206
 Equipment, lease and other deposits                                               1,064,123        1,159,370
 Funtime International, Inc.:
    Note receivable, 10% interest, paid in 1996
    $600,000 convertible note receivable - net, due 2005                             445,224

 Entertainment Technologies, Inc:
    Note receivable, 10% interest, due June 2000                                     358,269
 Construction advances and other                                                   6,521,214        9,787,076
                                                                                 ----------------------------
                     Total                                                       $15,542,244      $16,978,652
                                                                                 ============================

   In 1997 the Company recognized a loss of $747,606 in relation to the writeoff of the uncollectible balance of the notes from Funtime International, Inc. and Entertainment Technologies, Inc.

5.  LONG-TERM DEBT AND THEATRE DEVELOPMENT ADVANCE

   Long-term debt at December 31 consists of the following:

                                                                            1996                 1997
                                                                            ----                 ----
   Senior Notes due 2002, discussed below                                $  1,630,000          $         --
   Series B Senior Subordinated Notes due 2008,
        discussed below                                                   199,137,042           199,211,542
   Series D Senior Subordinated Notes due 2008,
        discussed below                                                                          77,148,496

   Senior Subordinated Notes of Cinemark Mexico due 2003,
        discussed below                                                    25,710,900
   Revolving credit line of $225,000,000, discussed below                  70,000,000           155,000,000
   Revolving credit line of $30,000,000, discussed below                                         30,000,000
   Other notes payable                                                        728,013             2,140,701
                                                                         ----------------------------------
   Total long-term debt                                                   297,205,955           463,500,739
   Less current portion                                                       652,313                30,730
                                                                         ----------------------------------
   Long-term debt, less current portion                                  $296,553,642          $463,470,009
                                                                         ==================================

                      CINEMARK USA, INC. AND SUBSIDIARIES

    SENIOR NOTES - In June 1992, the Company completed a public offering of $125,000,000 senior notes payable ("Senior Notes"). The Senior Notes bear interest at the rate of 12% per annum, payable semiannually on June 1 and December 1 of each year. In August 1996, the Company utilized proceeds from a $200 million issuance of Senior Subordinated Notes, due 2008, to repurchase $123,370,000 of the Senior Notes at $1,098.33 per $1,000.00 principal amount. This resulted in a net outstanding balance of $1,630,000 in Senior Notes at December 31, 1996. An extraordinary loss of $9.0 million, net of related tax benefit, was recognized in connection with the premium paid and the write-off of the unamortized debt issue costs ($2,463,560) associated with the repurchased Senior Notes. In June 1997, the Company redeemed the remaining outstanding Senior Notes at a premium of $1,060 per $1,000 principal amount, resulting in an extraordinary loss of $53,789, net of related tax benefit.

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

    In June 1997, the Company issued $75 million of Senior Subordinated Notes due 2008 ("New Subordinated Notes") The New Subordinated Notes are substantially identical in all material respects to the Subordinated Notes, including rate of interest. The New Subordinated Notes were issued at 103.0% of the principal face amount (a premium of $30.00 per $1,000 principal amount).

    SENIOR SUBORDINATED NOTES, MEXICO - In 1993, Cinemark Mexico issued $20,400,000 of 12% Senior Subordinated Notes due 2003 (the "Mexican Subordinated Notes") with detachable warrants (the Warrants) (Note 7). The Mexican Subordinated Notes were issued at a discount of $102.94 per $1,000 note, totaling $2,100,000, and bear interest at 12% per annum payable semiannually on August 1 and February 1. In 1994, Cinemark Mexico issued an additional $2,000,000 of Mexican Subordinated Notes due 2003 with the terms governed by the indenture from the initial offering of Mexican Subordinated Notes.

    The entire $22,400,000 in Mexican Subordinated Notes and $1,971,500 of accrued interest were exchanged in September 1996 for new senior subordinated notes (the "New Mexican Notes"). The form and terms are identical in all material respects to the previous notes except that interest on the New Mexican Notes may be paid through the issuance of additional notes of the same series at the option of Cinemark Mexico through and including February 1, 2000. If the Company elects to pay accrued interest in the form of additional notes, interest will accrue at 13% during that period. In connection with the exchange, Warrants (Note 7) for 356,851 shares of common stock were exchanged for $1,339,400 in New Mexican Notes. As a result of the note exchange and retirement of the Warrants, a net benefit of $.8 million, including tax benefit, was credited to additional paid in capital in 1996.

                      CINEMARK USA, INC. AND SUBSIDIARIES

    In December 1997, Cinemark Mexico repurchased all of the outstanding New Mexico Notes at 99.53% of the principal face amount for a total of $28.4 million, resulting in an extraordinary gain of $73,830, net of related tax expense. An extraordinary loss of $333,868, net of related tax benefit, was recognized in connection with the write-off of unamortized debt issue costs associated with the New Mexico Notes.

    REDUCING, REVOLVING CREDIT FACILITY - In December 1996, the Company amended its revolving credit line with a reducing, revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility provides for loans of up to $225,000,000 in the aggregate and bears interest at a defined floating rate, adjusted in accordance with certain financial ratios. The weighted average interest rate and current interest rate at December 31, 199y and 1996, was 7.3% and 7.4%, respectively.

    The Credit Facility is a reducing revolving credit facility, with commitments automatically reduced each calendar quarter by $8,437,500, $11,250,000, $14,062,500 and $22,500,000 in calendar year 2000, 2001, 2002 and
2003, respectively. The Company is required to prepay all loans outstanding in excess of the aggregate commitment as reduced pursuant to the terms of the Credit Facility. Borrowings are secured by a pledge of a majority of the issued and outstanding capital stock of the Company, and the credit agreement requires that the Company maintains certain financial ratios; restricts the payment of dividends, payment of subordinated debt prior to maturity and issuance of preferred stock and other indebtedness; and other restrictive covenants. This credit facility amended a revolving credit line of $175,000,000 that the Company had entered into on February 1996. The $175,000,000 credit facility replaced the Company's previous credit facility. An extraordinary loss of $.4 million, net of related tax benefit, was recognized in connection with the write-off of debt issue costs related to the Company's previous credit facility.

    REVOLVING CREDIT FACILITY, CINEMARK INTERNATIONAL - In November 1997, Cinemark International executed a credit agreement (the "Cinemark International Credit Agreement") with a bank. As amended in December 1997, the Cinemark International Credit Agreement is a revolving credit facility and provides for a loan to Cinemark International of up to $30,000,000 in the aggregate with a maturity date of November 17, 1999. The Cinemark International Credit Agreement is secured by a pledge of substantially all of the stock of Cinemark Mexico and an unconditional guaranty by Cinemark Mexico. Pursuant to the terms of the Cinemark International Credit Agreement, funds borrowed bear interest at a rate per annum equal to a defined floating rate, adjusted in accordance with certain financial ratios. As of December 31, 1997, Cinemark International has borrowed $30 million under the Cinemark International Credit Agreement at an effective rate of 7.6% per annum.

    Long-term debt at December 31, 1997, matures as follows: $30,730 in 1998; $32,590 in 1999; $32,368 in 2000; $35,300 in 2001; $38,420 in 2002; and
$463,331,331 thereafter.

    The estimated fair value of the Company's long-term debt of $463.5 million at December 31, 1997, was approximately $462.1 million. Such amounts do not include prepayment penalties which would be incurred upon the early extinguishment of certain debt issues.

    DEBT ISSUE COSTS - Debt issue costs of $9,741,136 and $9,347,303, net of accumulated amortization of $2,664,766 and $3,374,238 related to the Subordinated Notes, the New Mexican Notes, the Credit Facility and the Cinemark International Credit Agreement, are included in deferred charges at December 31, 1996 and 1997, respectively. The 1996 and 1997 periods include extraordinary losses recognized in connection with the

                      CINEMARK USA, INC. AND SUBSIDIARIES
writeoffs of debt issue costs relating to the Company's prior bank lines of credit, repurchase of Senior Notes and repurchase of New Mexican Notes.

    THEATRE DEVELOPMENT ADVANCE - The current portion of long-term liabilities also includes $350,000 at December 31, 1996 and 1997, for the estimated amount to be payable in the following year on a theatre development advance. The remaining long-term portion of this advance of $373,562 at December 31, 1997, will be repayable based on the future operations of a theatre opened in 1992.

6.  CAPITAL STOCK

    COMMON AND PREFERRED STOCKS - Class A common shareholders have exclusive voting rights. Class B common shareholders have no voting rights except upon any proposed amendments to the articles of incorporation. However they may convert at their option to Class A common stock. In the event of any liquidation, the Class A and Class B shareholders will be entitled to their pro rata share of assets remaining after any preferred shareholders have received their preferential amounts based on their respective shares held.

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

    At December 31, 1997, the Company has reserved Class A common stock in the amount of 176,802 shares for potential conversions of outstanding Class B common stock and 7,765 shares for potential conversions of Class B common stock issuable under the stock option plan. The Company has 1,000,000 shares of preferred stock, $1.00 par value, authorized with none issued or outstanding. The rights and preferences of preferred stock will be determined by the board of directors at the time of issuance.

    STOCK OPTION PLAN - Under terms of the Company's stock option plan, nonqualified options to purchase up to 10,685 shares of the Company's Class B common stock may be granted to key employees. At January 1, 1995, 8,504 options with an exercise price of $1.00 per share were outstanding.

    The total options granted in 1995, 1996 and 1997 were 1,381, 600 and 260 shares, respectively, of the Class B common stock at an exercise price of $1.00 per share. All options vest and are exercisable over a period of five years from the date of grant and expire ten years from date of grant. During 1996, 2,213 vested options were exercised and an additional 430 options were
forfeited.   In 1997, 837 vested options were exercised and 100 options were forfeited. At December 31, 1997, 6,148 options were exercisable out of a total of 7,165 outstanding.

    INDEPENDENT DIRECTOR STOCK OPTIONS - In 1993, the Company granted the unaffiliated directors of the Company options to purchase up to an aggregate of 900 shares of the Company's Class B Common Stock at an exercise price of $833.34 per share (the "Director Options"). In 1995, the Company amended the Director

                      CINEMARK USA, INC. AND SUBSIDIARIES

Options to reduce the aggregate number of shares of Common Stock issuable pursuant to the Director Options from 900 to 600 shares and to reduce the exercise price of the Director Options from $833.34 per share to $1.00 per share. The options vested on June 1, 1997 and expire ten years from the date of grant. A director's options are forfeited if the director resigns or is removed from the Board of Directors of the Company. Compensation expense of $414,000 was immediately recognized in 1995, with unearned compensation expense of $276,000 recognized over the remaining vesting period of 15 months.

    The excess of the estimated fair market value of the stock at the dates of the grant over the exercise price of the options are accounted for as additional paid-in capital and as unearned compensation, which is amortized to operations over the vesting period. As a result of the above grants unearned compensation of $2,278,150, $1,127,117 and $1,073,296 was recorded in 1995,
1996 and 1997, respectively. Compensation expense under this stock option plan was $1,591,022, $1,324,856 and $1,898,836 in 1995, 1996 and 1997, respectively.

    The Company applies APB Opinion 25 and related interpretations in accounting for the Company's stock option plan and Cinemark Mexico's stock option plan, as described below. Had compensation costs for the Company's stock option plan been determined based on the fair value at the date of grant for awards under the plan consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, utilizing the Black-Scholes option pricing model, the effect on income and earnings per share would not have changed from the amounts presented in the financial statements. The results are substantially the same pursuant to SFAS No. 123 as a result of the value of the underlying stock at the date of grant being significantly higher than the exercise price of the options.

    The Company repurchased 174 and 2,246 shares of Class B common stock as treasury stock in 1996 and 1997, respectively.

7.  MINORITY INTERESTS IN SUBSIDIARIES

    COMMON SHAREHOLDERS' EQUITY - Minority ownership interests in subsidiaries and affiliates of the Company are as follows at December 31:

                                                                             1996                  1997
                                                                             ----                  ----
    Cinemark Mexico - 2.93% interest                                        $187,103           $   415,751
    Laredo Theatres, Ltd. - 25% interest (owned by a
              relative of the majority shareholder)                          362,176               406,932
    Cinemark LTDA - 40% interest                                                  --            24,866,366
    Cinemark del Ecuador, S.A. - 40% interest                                 (9,426)              842,783
                                                                            ------------------------------
                        Total                                               $539,853           $26,531,832
                                                                            ==============================

    COMMON STOCK WARRANTS - In connection with the issuance of the Subordinated Notes (Note 5), Cinemark Mexico issued Warrants for $2.1 million which were exercisable into 226,662 shares of Cinemark Mexico's common stock. In August 1995, Cinemark Mexico sold additional Warrants for $1,324,132 exercisable into 152,411 shares, which when aggregated with the previously purchased Warrants convert to 20% of the ownership on a fully diluted basis at December 31, 1995, of Cinemark Mexico's common stock. In September 1996, 356,851 Warrants were exchanged for $1,339,400 in New Mexican Notes resulting in a remaining balance of $200,729 for 22,222 Warrants outstanding (1% of fully diluted ownership) (Note 5). The remaining

                      CINEMARK USA, INC. AND SUBSIDIARIES

Warrants are exercisable at $.001 per share subject to the following terms and expire on August 1, 2003. At any time after January 31, 1998, Cinemark Mexico may redeem the Warrants in whole or in part at their appraised value. If the Warrants have not been redeemed by August 1, 1998, the Company must offer to purchase one-third of the Warrants on each of July 31, 1998, 1999, and 2000, utilizing the appraised value on such dates. At December 31, 1997, Cinemark Mexico has reserved 22,222 shares of common stock for the potential conversion of the Warrants.


8.  COMMITMENTS AND CONTINGENCIES

    LEASES - The Company conducts a significant part of its theatre operations in leased premises under noncancelable operating leases with terms of 5 to 30 years. In addition to the minimum annual lease payment, most of these leases provide for contingent rentals based on operating results and require the payment of taxes, insurance and other costs applicable to the property. Generally, these leases include renewal options for various periods at stipulated rates. Some leases also provide for escalating rent payments throughout the lease term. Deferred lease expenses of $11,580,629 and $13,064,630 at December 31, 1996 and 1997, respectively, have been provided to account for lease expenses on a straight-line basis, where lease payments are not made on such basis. Rent expense for the years ended December 31, 1995, 1996 and 1997, totaled $31,273,367, $34,841,041 and $39,190,388 respectively.

    Future minimum payments under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 1997, are due as follows:

           1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 38,028,770
           1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . .          37,655,603
           2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .          36,846,080
           2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . .          36,983,327
           2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . .          36,741,696
           Thereafter . . . . . . . . . . . . . . . . . . . . . . . . .         371,076,162
                                                                               ------------
           Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $557,331,638
                                                                               ============

    The Company entered into other lease agreements that are contingent on the lessors' obtaining financing and completing construction of theatre facilities for theatres opening after December 31, 1997. Upon satisfaction of the contingency, the agreements will require future minimum lease payments over 15 to 25 years estimated to be $531 million for 25 theatre facilities in the United States, five theatres in Mexico and eight theatres in Brazil.

                      CINEMARK USA, INC. AND SUBSIDIARIES

    EMPLOYMENT AGREEMENTS - As of December 31, 1997, the Company has employment agreements with certain principal officers and a shareholder providing for total minimum future annual payments as follows:

          1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  515,967
          1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . .            567,564
          2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .            624,320
          2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . .            686,752
                                                                               ----------
          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $2,394,603
                                                                               ==========

    These employment agreements terminate on the earlier of death, permanent disability or December 31, 2001.

    RETIREMENT SAVINGS PLAN - The Company has a 401(k) profit sharing plan for the benefit of all employees and makes contributions as determined annually by the Board of Directors. Contributions of $415,121, $613,213 and $744,913 were made in 1995, 1996 and 1997, respectively.

    LETTERS OF CREDIT AND COLLATERAL - At December 31, 1997, the Company has outstanding letters of credit of $1,525,852 in connection with property and liability insurance coverage and certain lease matters. Certificates of deposit of $1,525,852 are pledged as collateral on the letters of credit.

    LITIGATION SETTLEMENT - In April 1996, the Company entered into a settlement agreement regarding litigation on the development of a proposed theatre. The Company recognized a gain of $3,667,646 net of expenses, as a result of the settlement. The Company currently is a defendant in litigation alleging certain violations of the Americans with Disabilities Act of 1990. Although the Company cannot predict the outcome of such litigation, management believes that the Company's potential liability with respect to such proceedings is not material in the aggregate to the Company's financial position, results of operations and cash flows.

9.  INCOME TAXES

     Income tax expense below includes benefits from the extraordinary losses on early extinguishment of debt in 1996 and 1997 of $6,057,922 and $256,768, respectively, and consists of the following:

                                                                 1995              1996              1997
                                                                 ----              ----              ----
 Current:
    Federal - before utilization of credits                   $8,927,814         $3,909,114        $3,451,118
    Foreign income taxes                                                                            1,081,501
    Utilization of tax credits                               (1,908,821)
    State                                                      1,869,378            749,017           871,282
                                                             ------------------------------------------------
                     Total current expense                     8,888,371          4,658,131         5,403,901
 Deferred:
    Temporary differences
    Federal                                                    (481,087)          1,475,670         4,418,329
    State                                                        14,731             154,728           592,091
    Reestablished from utilization of
          tax credits                                          1,679,390
                                                             ------------------------------------------------
                     Total deferred expense                    1,213,034          1,630,398         5,010,420
                                                             ------------------------------------------------
                     Income tax expense                      $10,101,405         $6,288,529       $10,414,321
                                                             ================================================

                      CINEMARK USA, INC. AND SUBSIDIARIES

    A reconciliation between income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income before income taxes follows:

                                                                 1995             1996              1997
                                                                 ----             ----              ----
 Computed normal tax expense                                    $8,139,788        $4,031,450       $8,851,079
 Goodwill amortization, not deductible
           for tax purposes                                        361,647           363,044          209,907
 State and local income taxes, net of federal
           income tax benefit                                    1,151,411           501,887          773,078
 Foreign subsidiaries losses (recognized/not
           recognized for tax purposes)                            874,897           997,056         (374,232)
 Foreign tax rate differential in deferred inventory
 Foreign tax rate differential                                                                        469,054
 Jobs tax credits                                                (127,267)                            (59,728)
 Other - net                                                     (299,071)           395,092          545,163
                                                               ----------------------------------------------
                                                               $10,101,405        $6,288,529      $10,414,321
                                                               ==============================================

    Deferred U.S. income taxes are not provided on certain undistributed earnings of foreign subsidiaries as management plans to continue reinvesting these earnings outside the United States. Determination of such tax amounts is not practical because potential offset by U.S. foreign tax credits would not be available under various assumptions involving the tax calculation.

    The tax effects of significant temporary differences and carryforwards comprising the net long-term deferred income tax liability at December 31, 1996 and 1997, consist of the following:


                                                                              1996                1997
                                                                              ----                ----
 Deferred liabilities:
    Accelerated tax depreciation                                             $15,165,608          $21,235,479
    Basis difference of assets acquired                                          220,610               50,623
    Other                                                                        473,371            1,016,064
                                                                             --------------------------------
                     Total                                                    15,859,589           22,302,166
 Deferred assets:
    Deferred lease expense                                                     4,404,794            4,881,461
    Section 263(a) inventory adjustment                                        1,191,173            1,724,941
    Amortization of unearned compensation                                      1,461,548            1,643,395
    Self-insurance accruals                                                    1,233,432            1,273,477
    Asset Impairment loss                                                        737,578            1,145,829
    Tax operating loss carryforward for foreign subsidiaries                   2,317,825            2,526,322
    Valuation allowance - operating loss carryforward                        (2,317,825)          (2,526,322)
    Other expenses, not currently deductible for tax purposes                    583,026              696,034
                                                                             --------------------------------
                     Total                                                     9,932,980           11,365,137
                                                                             --------------------------------
    Net long-term deferred income tax liability                               $5,926,609          $10,937,029
                                                                             ================================

     The Company's income tax return for 1994 is currently under examination by the Internal Revenue Service (IRS). To date, the IRS has not proposed any adjustments and company management is of the opinion that no significant liability will result from the IRS examination.

                      CINEMARK USA, INC. AND SUBSIDIARIES

10.  OTHER RELATED PARTY TRANSACTIONS

   In addition to transactions discussed in other notes to the financial statements, the following transactions with related companies are included in the Company's financial statements:

                                                                                        1995          1996            1997
                                                                                        ----          ----            ----
                 Facility lease expense - theatre and equipment
                           leases with shareholder affiliates                          $306,937       $306,238        $293,504
                 Video game machine income - a subsidiary
                           of Entertainment Amusements, Inc.(Note 11)                 1,394,467      1,745,731       1,961,032
                 Management fees for property and theatre management                    547,090        413,900         501,974
                 Rental revenue - theatre lease with shareholder affiliate              200,000        250,000

    The majority shareholder and certain employees of the Company own a minority portion of both Cinemark Partners II, Ltd. and Movie Theatre Investors, Ltd. The Company leases a theatre facility to a relative of the Company's majority shareholder.



11. INVESTMENTS IN AND ADVANCES TO AFFILIATES

    The Company has the following investments and advances to affiliates at December 31:


                                                                                 1996              1997
                                                                                 ----              ----
 Cinemark Chile, S.A. - investment, at equity (Note 3)                          $2,225,518         $4,131,041
 Cinemark Theatres Alberta, Inc. - investment,
      at equity (Note 3)                                                         1,848,316          1,883,200
 Cinemark Argentina, S.A. (Note 3)                                                 606,144          4,596,817
 Cinemark del Peru, S.A. (Note 3)                                                  137,586          1,551,376
 Cinemark del Peru, S.A.:
      Note receivable, 8% interest, due Sept. 1999                                                  1,500,000
 Cinemark Partners II, Ltd:
      Note receivable, 9.25% interest, due 2002                                                     1,600,000
 Shochiku Cinemark Theatres                                                                         6,535,948
 Other                                                                           1,232,428          2,132,738
                                                                                -----------------------------
                     Total                                                      $6,049,992        $23,931,120
                                                                                =============================

                      CINEMARK USA, INC. AND SUBSIDIARIES

Other receivables at December 31 include amounts due from the following:

                                                                                 1996              1997
                                                                                 ----              ----
 Cinemark Chile, S.A.                                                                46,654         1,846,555
 Cinemark Argentina                                                                                 3,806,982
 Cinemark El Salvador                                                                               1,240,542
 Cinemark Costa Rica                                                                                1,466,401
 Other                                                                            3,084,874         1,837,799

12. SUPPLEMENTAL CASH FLOW INFORMATION

    The following is provided as supplemental information to the consolidated statement of cash flows:

                                                               1995            1996               1997
                                                               ----            ----               ----
 Interest paid                                              $19,864,594      $17,928,251        $27,721,091
                                                            ===============================================
 Income taxes paid                                           $7,195,765       $4,974,320        $10,978,902
                                                            ===============================================

 Noncash investing and financing activities:
 Canceled note payable and accrued interest
    due to former owners for Funtime
    Pizza                                                      $552,192
 Canceled investment, note receivable and
    accrued interest due from Funtime
    International, Inc.                                       2,291,837
 Issued note receivable due from Funtime
    International, Inc.                                         445,224
 Issued note receivable for sale of Funtime
    Pizza Two, Inc. stock and related assets                                    $400,000
 Issued receivable due from sale of 2 Day Video, Inc.                            633,288
 Issued note payable for purchase of treasury
    stock, less related taxes                                                    130,156
 Retirement of Cinemark Mexico senior subordinated
    notes and issuance of new senior subordinated
    notes (Note 5)                                                            22,400,000
 Issuance of Cinemark Mexico senior subordinated
    notes for redeemed warrants (Notes 5 and 7)                                1,339,400
 Net effect of exchange of Cinemark Mexico senior
    subordinated notes and conversion of warrants to
    senior subordinated notes on additional paid-in
   capital (Notes 5 and 7)                                                       172,456
 Canceled note receivable from Funtime International,
    L.C. (Note 4)                                                                              $    445,224
 Canceled note receivable from Entertainment
    Technologies, Inc. (Note 4)                                                                     302,382
 Issued note payable to Melvin and Mattie Loeffler
    in sale of land (Note 5)                                                                        365,000

                      CINEMARK USA, INC. AND SUBSIDIARIES

13.  REPORTING SEGMENTS

     The Company operates in a single industry as a motion picture exhibitor. The Company is a multinational corporation with consolidated operations in the United States, Chile, Mexico, Brazil and Ecuador. In prior years, foreign operations did not meet the requirements for disclosure. Information about the Company's operations in different geographic areas for the year ended December 31, 1997 is as follows:

                                        Other Foreign
    1997                  United States  Subsidiaries   Eliminations    Consolidated
    ----                  -------------  ------------   ------------    ------------
Total revenues             $399,687,048  $ 37,720,351  $  (2,809,074)   $434,598,325
                           ============  ============  =============    ============
Operating income           $ 56,542,666  $  1,248,341  $    (839,733)   $ 56,951,274
                           ============  ============  =============    ============
Identifiable assets        $716,869,033  $117,056,632  $(176,742,126)   $657,183,539
                           ============  ============  =============    ============



14.  SUBSEQUENT EVENTS

     In 1998, the Company entered into several financing arrangements to raise capital for projected growth. These financings include the issuance in January 1998 of $105 million Senior Subordinated Notes, due 2008. The notes were issued at 99.787%of the principal face amount and bear an interest rate of 8.5%. In February 1998 the Company increased its Credit Facility to provide for loans up to $350 million in the aggregate. At the end of each quarter during the calendar year 2001, 2002, 2003 and 2004, the aggregate commitment shall automatically be reduced by $8,750,000, $11,812,500, $13,125,000, $12,031,000
and $6,562,500, respectively.   The Company is required to prepay all loans
outstanding in excess of the aggregate commitment as reduced pursuant to the terms of the Credit Facility. Borrowings under the Credit Facility are secured by a pledge of a majority of the issued and outstanding capital stock of the Company. Also, in February 1998, the Company completed a sale leaseback transaction of 12 properties for an aggregate sales price of $131.5 million.
The Company will lease these properties for 20 years at a fixed aggregate annual rental payment of $13.4 million.

CINEMARK USA, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE A
CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 1997
===================================================================


                                                           RESTRICTED      CINEMARK INT'L
ASSETS                                                       GROUP             GROUP         ELIMINATIONS   CONSOLIDATED

CURRENT ASSETS:
   Cash and cash equivalents                            $   3,343,220    $  28,445,160    $          --    $  31,788,380
   Temporary cash investments                                                  331,156                           331,156
   Inventories                                              1,642,855          591,376                         2,234,231
   Other current assets                                     9,276,477       23,294,563       (1,118,824)      31,452,216
                                                        ----------------------------------------------------------------

      Total current assets                                 14,262,552       52,662,255       (1,118,824)      65,805,983

THEATRE PROPERTIES AND EQUIPMENT - Net                    486,036,529       62,905,403                       548,941,932

OTHER ASSETS:
   Certificates of deposit                                  1,525,852                                          1,525,852
   Investments in and advances to affiliates               73,630,136       19,199,264      (71,998,280)      20,831,120
   Intangible assets - net                                  6,591,783                        (2,178,482)       4,413,301
   Deferred charges and other - net                        13,692,989        6,385,663                        20,078,652
                                                        ----------------------------------------------------------------

      Total other assets                                   95,440,760       25,584,927      (74,176,762)      46,848,925
                                                        ----------------------------------------------------------------

TOTAL                                                   $ 595,739,841    $ 141,152,585    ($ 75,295,586)   $ 661,596,840
                                                        ================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term liabilities             $     380,730    $          --    $          --    $     380,730
   Accounts payable, accrued expenses and other
     current liabilities                                   69,419,573        8,355,325       (1,118,455)      76,656,443
                                                        ----------------------------------------------------------------

      Total current liabilities                            69,800,303        8,355,325       (1,118,455)      77,037,173

LONG-TERM LIABILITIES:
   Long term debt, less current portion                   431,770,009       31,700,000                       463,470,009
   Deferred lease expenses                                 12,470,130          594,500                        13,064,630
   Other long-term liabilities                                373,562                                            373,562
   Deferred income taxes                                   10,937,029                                         10,937,029
                                                        ----------------------------------------------------------------

      Total long-term liabilities                         455,550,730       32,294,500                       487,845,230

MINORITY INTERESTS IN SUBSIDIARIES                            406,932       26,325,629                        26,732,561

SHAREHOLDERS' EQUITY:
   Common stock                                            49,537,562            1,000           (1,000)      49,537,562
   Additional paid-in capital                              10,201,882       92,488,088      (92,488,088)      10,201,882
   Unearned compensation - stock options                   (1,534,791)                                        (1,534,791)
   Retained earnings (deficit)                             47,096,688       (7,167,450)       7,167,450       47,096,688
   Treasury stock                                         (24,198,890)                                       (24,198,890)
   Cumulative foreign currency translation adjustment     (11,120,575)     (11,144,507)      11,144,507      (11,120,575)
                                                        ----------------------------------------------------------------

      Total shareholders' equity                           69,981,876       74,177,131      (74,177,131)      69,981,876
                                                        ----------------------------------------------------------------

TOTAL                                                   $ 595,739,841    $ 141,152,585    ($ 75,295,586)   $ 661,596,840
                                                        ================================================================


Note: "Restricted Group" and "Cinemark International Group" are defined in the
      Indenture (Section 4.02) for the Senior Notes dated June 10, 1992.

CINEMARK USA, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE B
CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
YEAR ENDED DECEMBER 31, 1997
===============================================================================

                                                     RESTRICTED      CINEMARK INT'L
                                                        GROUP             GROUP       ELIMINATIONS     CONSOLIDATED


REVENUES                                           $ 398,599,698    $  37,720,351    ($  1,721,724)   $ 434,598,325

COSTS AND EXPENSES:
   Cost of operations                                292,685,950       31,498,187       (1,721,724)     322,462,413
   General and administrative expenses                23,050,289        4,547,830                        27,598,119
   Depreciation and amortization                      25,231,285        2,492,102         (136,868)      27,586,519
                                                   ----------------------------------------------------------------

      Total                                          340,967,524       38,538,119       (1,858,592)     377,647,051
                                                   ----------------------------------------------------------------

OPERATING INCOME (LOSS)                               57,632,174         (817,768)         136,868       56,951,274

OTHER INCOME (EXPENSE):
   Interest expense                                  (28,562,089)      (4,141,214)                      (32,703,303)
   Amortization of debt issue cost and discount         (670,359)        (113,613)                         (783,972)
   Equity in income (loss) of affiliates              (2,733,780)         596,023        3,092,604          954,847
   Other income, net                                     577,075          347,669                           924,744
   Minority interests in subsidiaries                    (44,756)         391,179                           346,423
                                                   ----------------------------------------------------------------

      Total                                          (31,433,909)      (2,919,956)       3,229,472      (31,261,261)
                                                   ----------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                             26,198,265       (3,737,724)       3,229,472       25,690,013

INCOME TAXES                                          11,439,378         (768,289)                       10,671,089
                                                   ----------------------------------------------------------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS              14,758,887       (2,969,435)       3,229,472       15,018,924

EXTRAORDINARY ITEMS:
   Loss on early extinguishments of debt, net of
      income tax benefit of $256,768                     (53,790)        (260,037)                         (313,827)
                                                   ----------------------------------------------------------------

NET INCOME (LOSS)                                  $  14,705,097    ($  3,229,472)   $   3,229,472    $  14,705,097
                                                   ================================================================


Note: "Restricted Group" and "Cinemark International Group" are defined in the
      Indenture (Section 4.02) for the Senior Notes dated June 10, 1992.

CINEMARK USA, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE C
CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
YEAR ENDED DECEMBER 31, 1997
===============================================================================


                                                            RESTRICTED        CINEMARK INT'L
                                                               GROUP              GROUP       ELIMINATIONS     CONSOLIDATED

OPERATIONS:
Net income (loss)                                         $  14,705,097    ($  3,229,472)   $   3,229,472    $  14,705,097
Loss on early extinguishment of debt                                             607,033                           607,033
Noncash items in net income (loss):
   Depreciation                                              23,965,929        2,489,670                        26,455,599
   Amortization - intangibles and other assets                1,861,215          849,240         (136,868)       2,573,587
   Deferred lease expenses                                    1,221,543          262,458                         1,484,001
   Deferred income tax expense                                5,110,779         (100,359)                        5,010,420
   Debt issued for accrued interest                                            2,850,100                         2,850,100
   Amortization of debt discount                                (27,004)                                           (27,004)
   Amortized compensation - stock options                     1,898,836                                          1,898,836
   Gain on sale of assets                                       558,434             (180)                          558,254
   Equity in (income) loss of affiliates                      2,870,648         (596,023)      (3,229,472)        (954,847)
   Minority interest in income (loss) of subsidiaries            44,756         (391,179)                         (346,423)
Cash used for operating working capital                      16,441,714      (19,877,697)                       (3,435,983)
                                                          -----------------------------------------------------------------

      Net cash from operations                               68,651,947      (17,136,409)        (136,868)      51,378,670

INVESTING ACTIVITIES:
   Additions to theatre properties and equipment           (161,748,924)     (38,523,573)                     (200,272,497)
   Sale of Theatre properties and equipment                   1,737,632                                          1,737,632
   Increase  in temporary cash investments                                       (29,748)                          (29,748)
   Increase in investments in and advances to affiliate     (64,614,483)     (13,785,678)      61,473,880      (16,926,281)
   Decrease (increase) in other assets                          316,585       (4,066,733)         136,868       (3,613,280)
                                                          -----------------------------------------------------------------

      Net cash used for investing activities               (224,309,190)     (56,405,732)      61,610,748     (219,104,174)

FINANCING ACTIVITIES:
   Issuance of Senior Subordinated Notes                     77,250,000                                         77,250,000
   Retirement of Senior Subordinated Notes                                   (28,561,000)                      (28,561,000)
   Retirement of Senior Notes                                (1,630,000)                                        (1,630,000)
   Increase in long-term debt                               162,365,000       31,700,000                       194,065,000
   Reductions of long-term debt                             (77,648,980)                                       (77,648,980)
   Decrease in Theatre development advance                     (396,095)                                          (396,095)
   Minority investment in subsidiaries, net                                   26,338,402                        26,338,402
   Common stock issued for options exercised                 (3,993,545)                                        (3,993,545)
   Cinemark USA investment in Cinemark International                          61,473,880      (61,473,880)
                                                          -----------------------------------------------------------------

      Net cash from financing activities                    155,946,380       90,951,282      (61,473,880)     185,423,782

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                          (2,292)          11,168                             8,876
                                                          -----------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                286,845       17,420,309                0       17,707,154

CASH AND CASH EQUIVALENTS:
   Beginning of period                                        3,056,375       11,024,851                        14,081,226
                                                          -----------------------------------------------------------------

   End of period                                          $   3,343,220    $  28,445,160                     $  31,788,380
                                                          =================================================================

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

Dated: March 27, 1998                  CINEMARK USA, INC.


                                       BY: /s/ Alan W. Stock
                                          -----------------------------------
                                          Alan W. Stock, President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                                                Title                             Date
          ----                                                -----
     /s/ Lee Roy Mitchell                         Chairman of the Board of Directors        March 27, 1998
  ---------------------------------------------   and Chief Executive Officer
  Lee Roy Mitchell



    /s/ Tandy Mitchell                            Director                                  March 27, 1998
  ---------------------------------------------
  Tandy Mitchell

    /s/ Alan W. Stock                             Director                                  March 27, 1998
  ---------------------------------------------
  Alan W. Stock


    /s/ Jeffrey J. Stedman                        Director; Vice President and Treasurer    March 27, 1998
  ---------------------------------------------   (Chief Financial and Accounting
  Jeffrey J. Stedman                              Officer)


    /s/ W. Bryce Anderson                         Director                                  March 27, 1998
  ---------------------------------------------
  W. Bryce Anderson


    /s/ Heriberto Guerra                          Director                                  March 27, 1998
  ---------------------------------------------
  Heriberto Guerra

    /s/ James A. Stern                            Director                                  March 27, 1998
  ---------------------------------------------
  James A. Stern


    /s/ James L. Singleton                        Director                                  March 27, 1998
  ---------------------------------------------
  James L. Singleton

    /s/ Denny Rydberg                             Director                                  March 27, 1998
  ---------------------------------------------
  Denny Rydberg


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

EXHIBIT INDEX

                                                                                     Page Number or
 Exhibit                                                                             Incorporation by
 Number         Description                                                          Reference to
 ------         -----------                                                          ------------
 3.1(a)         Amended  and Restated  Articles  of Incorporation  of the  Company   Exhibit 3.1(a) to the
                filed with the Texas Secretary of State on June 3, 1992              Company's Annual Report
                                                                                     (file 33-47040) on Form
                                                                                     10-K filed March 31,
                                                                                     1993
 3.1(b)         Articles  of Merger  filed with  the Texas  Secretary of  State on   Exhibit 3.1(b) to the
                June 27,  1988 merging Gulf  Drive-In Theatres, Inc.  and Cinemark   Company's Registration
                of Louisiana, Inc. into the Company                                  Statement (file 33-
                                                                                     47040) on Form S-1
                                                                                     filed on April 9, 1992

 3.1(c)         Articles of Merger filed  with the Texas Secretary of  State dated   Exhibit 3.1(d) to the
                October 27, 1989 merging Premiere Cinemas Corp. into the Company     Company's Registration
                                                                                     Statement (file 33-
                                                                                     47040) on Form S-1
                                                                                     filed on April 9, 1992

 3.1(d)         Articles of Merger filed  with the Texas Secretary of  State dated   Exhibit 3.1(e) to the
                October  27,  1989  merging  Tri-State  Entertainment Incorporated   Company's Registration
                into the Company                                                     Statement (file 33-
                                                                                     47040) on Form S-1
                                                                                     filed on April 9, 1992
 3.1(e)         Articles  of Merger  filed with  the Texas  Secretary of  State on   Exhibit 3.1(f) to the
                December 27, 1990 merging Cinema 4, Inc. into the Company            Company's
                                                                                     Registration Statement
                                                                                     (file 33-47040) on form
                                                                                     S-1 filed on April 9,
                                                                                     1992

 3.1(f)         Articles  of Merger  filed with  the Texas  Secretary of  State on   Exhibit 3.1(f) to the
                December 27, 1990 merging Cinema 4, Inc. into the Company            Company's Annual Report
                                                                                     (file 33-47040) on Form
                                                                                     10-K filed March 31,
                                                                                     1993
 3.2(a)         Bylaws of the Company, as amended                                    Exhibit 3.2 to the
                                                                                     Company's Registration
                                                                                     Statement (file 33-
                                                                                     47040) on Form S-1
                                                                                     filed on April 9, 1992

                                                                                     Page Number or
 Exhibit                                                                             Incorporation by
 Number         Description                                                          Reference to
 ------         -----------                                                          ------------
 3.2(b)         Amendment to Bylaws of the Company dated March 12, 1996              Exhibit 3.2(b) to the
                                                                                     Company's Annual Report
                                                                                     (file 33-47040) on Form
                                                                                     10-K filed March 26,
                                                                                     1997
 10.1(a)        Indenture  for  Series  B  Notes,  with  form  of  Series  B  Note   Exhibit 4.1 to the
                attached.                                                            Company's Registration
                                                                                     Statement (file 33-
                                                                                     41895) on Form S-4
                                                                                     filed September 13,
                                                                                     1996

 10.1(b)        Indenture dated June 26,  1997 between the Company and  U.S. Trust   Exhibit 4.1 to the
                Company of Texas,  N.A. governing the Notes, with a form of Series   Company's Registration
                C Note attached                                                      Statement (file 333-
                                                                                     32949) on Form S-4
                                                                                     filed August 6, 1997

 10.2           Indenture  dated January  14, 1998  between the  Company and  U.S.   Exhibit 4.1 to the
                Trust Company of Texas,  N.A. governing the Notes, with  a form of   Company's Registration
                Series A Note attached                                               Statement (file 333-
                                                                                     45417) on Form S-4
                                                                                     filed February 2, 1998
 10.3(a)        Management  Agreement between  the Company  and Cinemark  II, Inc.   Exhibit 10.6(c) to the
                ("Cinemark II") dated as of June 10, 1992.                           Company's Annual Report
                                                                                     (file 33-47040) on Form
                                                                                     10-K filed March 31,
                                                                                     1993.

 10.3(b)        Management  Agreement, dated  as  of July  28,  1993, between  the   Exhibit 10.7 to
                Company and Cinemark Mexico (USA).                                   Cinemark Mexico (USA)'s
                                                                                     Registration Statement
                                                                                     (file 33-72114) on Form
                                                                                     S-4 filed on November
                                                                                     24, 1994.
 10.3(c)        Management  Agreement, dated as of September 10, 1992, between the   Exhibit 10.8 to
                Company and Cinemark de Mexico.                                      Cinemark Mexico (USA)'s
                                                                                     Registration Statement
                                                                                     (file 33-72114) on Form
                                                                                     S-4 filed on November
                                                                                     24, 1994.

                                                                                     PAGE NUMBER OR
 EXHIBIT                                                                             INCORPORATION BY
 NUMBER         DESCRIPTION                                                          REFERENCE TO
 ------         -----------                                                          ------------
 10.3(d)        Management Agreement  dated December  10,  1993 between     Laredo   Exhibit 10.14(b) to the
                Joint Venture and the Company.                                       Company's Annual Report
                                                                                     (file 33-47040) on form
                                                                                     10-K filed March 31,
                                                                                     1994.
 10.3(e)        Management  Agreement dated  September  1, 1994  between  Cinemark   Exhibit 10.4(i) to the
                Partners II, Ltd. and the Company.                                   Company's Annual Report
                                                                                     (file 33-47040) on Form
                                                                                     10-K filed March 29,
                                                                                     1995.

 10.4(a)        Employment  Agreement dated  as  of October 17,  1991 between  the   Exhibit 10.11(a) to the
                Company and Lee Roy Mitchell.                                        Company's Registration
                                                                                     Statement (file 33-
                                                                                     47040) on Form S-1
                                                                                     filed on April 9, 1992.

 10.4(b)        First  Amendment to Employment Agreement dated as of April 7, 1992   Exhibit 10.11(b) to the
                between the Company and Lee Roy Mitchell.                            Company's Registration
                                                                                     Statement (file 33-
                                                                                     47040) on Form S-1
                                                                                     filed on April 9, 1992.
 **10.4(c)      Employment  Agreement dated  as  of October 17,  1991 between  the   Exhibit 10.11(c) to the
                Company and Tandy Mitchell.                                          Company's Registration
                                                                                     Statement (file 33-
                                                                                     47040) on Form S-1
                                                                                     filed on April 9, 1992.

 10.4(d)        First  Amendment to Employment Agreement dated as of April 7, 1992   Exhibit 10.11(d) to the
                between the Company and Tandy Mitchell.                              Company's Registration
                                                                                     Statement (file 33-
                                                                                     47040) on Form S-1
                                                                                     filed on April 9, 1992.
 10.4(e)        Second Amendment  to Employment Agreement between  the Company and   Exhibit 10.11(e) to the
                Lee Roy Mitchell dated as of June 10, 1992.                          Company's Annual Report
                                                                                     (file 33-47040) on Form
                                                                                     10-K filed March 31,
                                                                                     1993.

                                                                                     PAGE NUMBER OR
 EXHIBIT                                                                             INCORPORATION BY
 NUMBER         DESCRIPTION                                                          REFERENCE TO
 ------         -----------                                                          ------------
 10.5(a)        1991 Nonqualified Stock Option Plan of Cinemark USA, Inc.            Exhibit 10.14 to the
                                                                                     Company's Registration
                                                                                     Statement (file 33-
                                                                                     47040) on Form S-1
                                                                                     filed on April 9, 1992.
 10.5(b)        Cinemark Mexico Nonqualified Stock Option Plan.                      Exhibit 10.9 to
                                                                                     Cinemark Mexico (USA)'s
                                                                                     Registration Statement
                                                                                     (file 33-72114) on Form
                                                                                     S-4 filed on November
                                                                                     24, 1994.

 10.6(a)        License  Agreement dated  December 10,  1993 between  Laredo Joint   Exhibit 10.14(c) to the
                Venture and the Company.                                             Company's Annual Report
                                                                                     (file 33-47040) on Form
                                                                                     10-K filed March 31,
                                                                                     1994

 10.6(b)        License  Agreement  dated  September   1,  1994  between  Cinemark   Exhibit 10.10(c) to the
                Partners II, Ltd. and the Company.                                   Company's Annual Report
                                                                                     (file 33-47040) on Form
                                                                                     10-K filed March 29,
                                                                                     1995.
 10.7(a)        Tax Sharing Agreement  between the Company  and Cinemark II  dated   Exhibit 10.22 to the
                as of June 10, 1992.                                                 Company's Annual Report
                                                                                     (file 33-47040) on Form
                                                                                     10-K filed March 31,
                                                                                     1993.

 10.7(b)        Tax  Sharing  Agreement dated  as of  July  28, 1993,  between the   Exhibit 10.10 to
                Company and Cinemark Mexico (USA).                                   Cinemark Mexico (USA)'s
                                                                                     Registration Statement
                                                                                     (33-72114) on Form S-4
                                                                                     filed on November 24,
                                                                                     1994.
 10.8(a)        Indemnification  Agreement  between   the  Company  and   Lee  Roy   Exhibit 10.23(a) to the
                Mitchell dated as of July 13, 1992.                                  Company's Annual Report
                                                                                     (file 33-47040) on Form
                                                                                     10-K filed March 31,
                                                                                     1993.

                                                                                     PAGE NUMBER OR
 EXHIBIT                                                                             INCORPORATION BY
 NUMBER         DESCRIPTION                                                          REFERENCE TO
 ------         -----------                                                          ------------
 10.8(b)        Indemnification Agreement  between the Company  and Tandy Mitchell   Exhibit 10.23(b) to the
                dated as of July 13, 1992.                                           Company's Annual Report
                                                                                     (file 33-47040) on Form
                                                                                     10-K filed March 31,
                                                                                     1993.
 10.8(c)        Indemnification Agreement  between the Company  and Alan W.  Stock   Exhibit 10.23(d) to the
                dated as of July 13, 1992.                                           Company's Annual Report
                                                                                     (file 33-47040) on Form
                                                                                     10-K filed March 31,
                                                                                     1993.

 10.8(d)        Indemnification  Agreement   between  the  Company   and  W. Bryce   Exhibit 10.23(f) to the
                Anderson dated as of July 13, 1992.                                  Company's Annual Report
                                                                                     (file 33-47040) on Form
                                                                                     10-K filed March 31,
                                                                                     1993.

 10.8(e)        Indemnification  Agreement  between  the  Company  and  Sheldon I.   Exhibit 10.23(g) to the
                Stein dated as of July 13, 1992.                                     Company's Annual Report
                                                                                     (file 33-47040) on Form
                                                                                     10-K filed March 31,
                                                                                     1993.
 10.8(f)        Indemnification  Agreement  between  the  Company   and  Heriberto   Exhibit 10.13(f) to the
                Guerra dated as of December 3, 1993                                  Company's Registration
                                                                                     Statement (file 333-
                                                                                     11895) on Form S-4
                                                                                     filed September 13,
                                                                                     1996

 10.8(g)        Indemnification Agreement  between the  Company and Gary  R. Gibbs   Exhibit 10.13(g) to the
                dated as of July 19, 1995.                                           Company's Registration
                                                                                     Statement (file 333-
                                                                                     11895) on Form S-4
                                                                                     filed September 13,
                                                                                     1996

 *10.9(a)       Credit Agreement dated  as of  February 12, 1998  among the  Banks   Page ______
                and the Agent.

 *10.9(b)       Pledge  Agreement dated  as  of February 12,  1998 executed  by the  Page ______
                pledgors listed on the  signature page thereto for the  benefit of the Agent and the Banks.

 10.9(c)        Note of the Company dated as  of February 12, 1998 in the original   Page ______
                principal  amount of $50,000,000 payable  to the order  of Bank of
                America National Trust and Savings Association

                                                                                     PAGE NUMBER OR
 EXHIBIT                                                                             INCORPORATION BY
 NUMBER         DESCRIPTION                                                          REFERENCE TO
 ------         -----------                                                          ------------
 10.9(d)        Note  of  the  Company  dated  as of  February  12,  1998  in the    Page ______
                original principal amount of  $50,000,000 payable to the order  of
                NationsBank of Texas, N.A.

 10.9(e)        Note of the Company dated as of February 12, 1998  in the original   Page ______
                principal  amount   of  $30,000,000   payable  to  the   order  of
                BankBoston, N.A.

 10.9(f)        Note of the Company dated as of February 12, 1998  in the original   Page ______
                principal amount  of $30,000,000  payable to  the  order of  Fleet
                Bank, N.A.

 10.9(g)        Note of the Company dated as of February 12, 1998  in the original   Page ______
                principal amount of $15,000,000  payable to the order of  The Fuji
                Bank, Limited
 10.9(h)        Note of the Company dated as of February 12, 1998  in the original   Page ______
                principal  amount of $15,000,000 payable  to the order  of Bank of
                New York

 10.9(i)        Note of the Company dated as of February 12, 1998  in the original   Page ______
                principal amount  of $30,000,000  payable to  the  order of  CIBC,
                Inc.
 10.9(j)        Note of the Company dated as of February 12, 1998  in the original   Page ______
                principal  amount of $30,000,000 payable  to the order  of Bank of
                Nova Scotia

 10.9(k)        Note of the Company dated as of February 12, 1998  in the original   Page ______
                principal amount of $25,000,000  payable to the order of  Comerica
                Bank-Texas

 10.9(l)        Note of the Company dated as of February 12, 1998  in the original   Page ______
                principal amount  of $15,000,000  payable to  the  order of  First
                Hawaiian Bank
 10.9(m)        Note of the Company dated as of February 12, 1998  in the original   Page ______
                principal  amount of $15,000,000 payable  to the order  of Bank of
                Montreal

 10.9(n)        Note of the Company dated as of February 12, 1998  in the original   Page ______
                principal amount of $15,000,000 payable to the order of PNC Bank

 10.9(o)        Note of  the Company dated as of February 12, 1998 in the original   Page ______
                principal amount  of $15,000,000 payable to the  order of Sumitoto
                Bank, Limited

 10.9(p)        Note of  the Company dated as of February 12, 1998 in the original   Page ______
                principal amount  of $15,000,000  payable  to the  order of  Union
                Bank of California, N.A.

                                                                                     PAGE NUMBER OR
 EXHIBIT                                                                             INCORPORATION BY
 NUMBER         DESCRIPTION                                                          REFERENCE TO
 ------         -----------                                                          ------------
 10.10(a)       Letter Agreements  with directors  of the Company  regarding stock   Exhibit 10.15 to the
                options.                                                             Company's Annual Report
                                                                                     (file 33-47040) on Form
                                                                                     10-K filed March 31,
                                                                                     1993.

 10.10(b)       Letter  Agreements with  directors of  the Company  amending stock   Exhibit 10.15(c) to the
                options                                                              Company's Registration
                                                                                     Statement (file 333-
                                                                                     11895) on Form S-4
                                                                                     filed September 13,
                                                                                     1996

 10.11(a)       Credit  Agreement   dated  November  18,  1997   between  Cinemark   Exhibit 10.13(a) to the
                International and the Banks                                          Company's Registration
                                                                                     Statement (file 333-
                                                                                     45417) on Form S-4
                                                                                     filed February 2, 1998

 10.11(b)       First  Amendment  to  Credit  Agreement dated  December  16,  1997   Exhibit 10.13(b) to the
                between Cinemark International and the Banks                         Company's Registration
                                                                                     Statement (file 333-
                                                                                     45417) on Form S-4
                                                                                     filed February 2, 1998

 10.11(c)       Pledge  Agreement   dated  November  18,  1997   between  Cinemark   Exhibit 10.13(c) to the
                International and the Banks                                          Company's Registration
                                                                                     Statement (file 333-
                                                                                     45417) on Form S-4
                                                                                     filed February 2, 1998

 10.11(d)       Guaranty of Cinemark  Mexico (USA),  Inc. for the  benefit of  the   Exhibit 10.13(d) to the
                Banks                                                                Company's Registration
                                                                                     Statement (file 333-
                                                                                     45417) on Form S-4
                                                                                     filed February 2, 1998

 10.12          Senior  Secured  Credit Agreement  dated  December  4, 1995  among   Exhibit 10.18 to the
                Cinemark II, Cinemark Mexico (USA) and Cinemark de Mexico            Company's Annual Report
                                                                                     (file 33-47040) on Form
                                                                                     10-K filed April 1,
                                                                                     1996

                                                                                     PAGE NUMBER OR
 EXHIBIT                                                                             INCORPORATION BY
 NUMBER         DESCRIPTION                                                          REFERENCE TO
 ------         -----------                                                          ------------
 10.13          Shareholders' Agreement  dated March  12, 1996 among  the Company,   Exhibit 10.19(b) to the
                Mr.  Mitchell, Cypress  Merchant  Banking  Partners L.P.,  Cypress   Company's Annual Report
                Pictures Ltd. and Mr. Mitchell and Mr.  Don Hart as Co-Trustees of   (file 33-47040) on Form
                certain trusts signatory thereto                                     10-K filed April 1,
                                                                                     1996

 12             Calculation of Earnings to Fixed Charges.                            Exhibit 12 to the
                                                                                     Company's Registration
                                                                                     Statement (file 333-
                                                                                     45417) on Form S-4
                                                                                     filed February 2, 1998

 21             Subsidiaries of the Registrant                                       Exhibit 21 to the
                                                                                     Company's Registration
                                                                                     Statement (file 333-
                                                                                     45417) on Form S-4
                                                                                     filed February 2, 1998

 23.1           Consent of Deloitte & Touche LLP, Independent Auditors               Page ______

 27.1           Financial Data Schedule