Form 10-Q
period 1998-03-31
CINEMARK USA INC /TX
filed 1998-05-15
CIK 885975

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

           7502 Greenville Ave., Suite 800, LB-9, Dallas, Texas 75231
              Address of principal executive offices) (Zip Code)

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

            1,500 shares of Class A Common Stock as of May 12, 1998
         183,814 shares of Class B Common Stock (including options to acquire 7,012 shares of Class B Common Stock exercisable
                within 60 days of such date) as of May 12, 1998

                     CINEMARK USA, INC. AND SUBSIDIARIES

                                    Index

                                                                   Page

PART I    FINANCIAL INFORMATION

     Item 1.        Financial Statements

                    Condensed Consolidated Balance Sheets
                         as of March 31, 1998 (unaudited)
                         and December 31, 1997                        3

                    Condensed Consolidated Statements of Income
                         (unaudited) for the three month
                         periods ended March 31, 1998 and 1997        4

                    Condensed Consolidated Statements of Cash
                         Flows (unaudited) for the three month
                         periods ended March 31, 1998 and 1997        5

                    Notes to Condensed Consolidated Financial
                         Statements                                   6

     Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                        8

PART II   OTHER INFORMATION

     Item 5.        Other Information                                 13

     Item 6(b).     Reports on Form 8-K                               13

SIGNATURES                                                            17

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                      CINEMARK USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           MARCH 31,             DECEMBER 31,
                                                                                             1998                   1997
                                                                                          (Unaudited)
                                                                                  --------------------------------------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                               $59,379,969            $31,788,380
   Temporary cash investments                                                                  341,156                331,156
   Inventories                                                                               3,299,744              2,234,231
   Receivables from affiliates and other                                                    18,317,862             31,452,216
                                                                                  --------------------------------------------
      Total current assets                                                                  81,338,731             65,805,983

THEATRE PROPERTIES AND EQUIPMENT                                                           637,077,238            644,192,945
   Less accumulated depreciation and amortization                                         (103,568,475)           (95,251,013)
                                                                                  --------------------------------------------
      Theatre properties and equipment - net                                               533,508,763            548,941,932

OTHER ASSETS:
   Certificates of deposit                                                                   1,525,852              1,525,852
   Investments in and advances to affiliates                                                19,922,122             23,931,120
   Intangible assets - net                                                                   6,197,453              4,413,301
   Deferred charges and other - net                                                         23,177,073             16,978,652
                                                                                  --------------------------------------------
      Total other assets                                                                    50,822,500             46,848,925
                                                                                  --------------------------------------------
      TOTAL                                                                               $665,669,994           $661,596,840
                                                                                  ============================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                                          $918,544               $380,730
   Accounts payable and accrued expenses                                                    64,636,038             76,656,443
   Income taxes payable                                                                      2,632,709                      -
                                                                                  --------------------------------------------
      Total current liabilities                                                             68,187,291             77,037,173

LONG-TERM LIABILITIES:
   Senior credit agreements                                                                 62,000,000            185,000,000
   Senior subordinated notes - Cinemark USA, Inc.                                          380,294,578            276,360,038
   Deferred lease expenses                                                                  13,414,021             13,064,630
   Deferred gain and other                                                                  22,228,734              2,483,533
   Deferred income taxes                                                                    11,473,203             10,937,029
                                                                                  --------------------------------------------
      Total long-term liabilities                                                          489,410,536            487,845,230

MINORITY INTERESTS IN SUBSIDIARIES                                                          32,839,970             26,732,561
SHAREHOLDERS' EQUITY:

   Class A common stock, $.01 par value; 10,000,000 shares
     authorized, 1,500 shares issued and outstanding                                                15                     15
   Class B common stock, no par value; 1,000,000 shares
     authorized, 234,013 shares issued                                                      49,537,547             49,537,547
   Additional paid-in capital                                                                9,867,974             10,201,882
   Unearned compensation - stock options                                                    (2,159,769)            (1,534,791)
   Retained earnings                                                                        54,237,796             47,096,688
   Treasury stock, 57,211 Class B shares at cost                                           (24,198,890)           (24,198,890)
   Cumulative foreign currency translation adjustment                                      (12,052,476)           (11,120,575)
                                                                                  --------------------------------------------
      Total shareholders' equity                                                            75,232,197             69,981,876
                                                                                  --------------------------------------------
      TOTAL                                                                               $665,669,994           $661,596,840
                                                                                  ============================================

     See accompanying Notes to Condensed Consolidated Financial Statements.


                      CINEMARK USA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                         1998                      1997
REVENUES:
   Admissions                                                                         $78,306,293               $64,993,000
   Concessions                                                                         42,545,553                35,200,205
   Other                                                                                3,370,197                 2,789,039
                                                                         ---------------------------------------------------
      Total                                                                           124,222,043               102,982,244

COSTS AND EXPENSES:
   Cost of operations:
     Film rentals                                                                      37,779,034                31,280,794
     Concession supplies                                                                6,572,624                 5,420,860
     Salaries and wages                                                                14,713,094                12,988,452
     Facility leases                                                                   12,541,150                 9,143,746
     Advertising                                                                        2,697,320                 2,926,454
     Utilities and other                                                               16,213,640                14,195,285
                                                                         ---------------------------------------------------
           Total                                                                       90,516,862                75,955,591
     General and administrative expenses                                                7,080,937                 5,144,489
     Depreciation and amortization                                                      7,698,423                 5,316,516
                                                                         ---------------------------------------------------
           Total                                                                      105,296,222                86,416,596
                                                                         ---------------------------------------------------
OPERATING INCOME                                                                       18,925,821                16,565,648

OTHER INCOME (EXPENSE):

   Interest expense                                                                    (7,725,738)               (7,224,465)
   Amortization of debt issue cost                                                       (165,328)                 (174,509)
   Amortization of bond discount                                                          (35,292)                  (18,625)
   Interest Income                                                                      1,218,477                   262,389
   Other gains and losses                                                                 442,158                     4,785
   Foreign currency exchange gain (loss)                                                 (279,734)                   32,863
   Minority interests in subsidiaries                                                    (351,243)                   26,239
   Equity in income of affiliates                                                         215,137                   111,691
                                                                         ---------------------------------------------------
      Total                                                                            (6,681,563)               (6,979,632)
                                                                         ---------------------------------------------------

INCOME BEFORE INCOME TAXES                                                             12,244,258                 9,586,016

INCOME TAXES                                                                            5,103,150                 4,472,809
                                                                         ---------------------------------------------------

NET INCOME                                                                             $7,141,108                $5,113,207
                                                                         ===================================================

EARNINGS PER SHARE:

Net income
   Basic                                                                                   $40.05                    $28.49
                                                                         ===================================================
   Diluted                                                                                 $38.28                    $27.21
                                                                         ===================================================
Basic:
  Weighted average common shares outstanding                                              178,302                   179,491
                                                                         ===================================================
Diluted:
   Weighted average common shares outstanding                                             178,302                   179,491
   Common equivalent shares for stock options                                               8,235                     8,442
                                                                         ---------------------------------------------------
   Weighted average shares outstanding                                                    186,537                   187,933
                                                                         ===================================================

     See accompanying Notes to Condensed Consolidated Financial Statements.

                      CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                          1998                      1997

OPERATIONS:
Net Income                                                                             $7,141,108                $5,113,207
Noncash items in net income:
   Depreciation                                                                         7,414,717                 5,054,744
   Amortization                                                                           449,034                   436,281
   Deferred lease expenses                                                                349,391                   377,273
   Amortization of prepaid leases                                                         100,704                   114,282
   Deferred income tax expense                                                            536,174                  (127,106)
   Debt issued for accrued interest                                                             -                 1,110,400
   Amortization of debt discount and premium                                              (15,460)                   18,625
   Amortized compensation - stock options                                                 221,022                   193,748
   Equity in income of affiliate                                                         (215,137)                 (111,691)
   Minority interests                                                                     351,243                   (26,239)
   Other gains                                                                           (442,158)                   (5,618)
Cash from (used for) operating working capital:
   Inventories                                                                         (1,035,477)                 (234,901)
   Tax and other receivables                                                           13,164,361                 2,152,378
   Accounts payable and accrued expenses                                              (13,643,687)              (13,601,754)
   Income taxes payable                                                                 2,632,709                 2,982,481
                                                                         ---------------------------------------------------
      Net cash from operations                                                         17,008,544                 3,446,110

INVESTING ACTIVITIES:
   Additions to theatre properties                                                   (105,192,681)              (25,655,857)
   Sale of theatre properties                                                         131,485,148                         -
   Increase in deferred issue costs and other assets                                   (8,248,689)               (1,696,138)
   Increase in advances to affiliates                                                   4,224,135                (9,297,354)
                                                                         ---------------------------------------------------
      Net cash from (used for) investing activities                                    22,267,913               (36,649,349)

FINANCING ACTIVITIES:
   Issuance of Senior Subordinated Notes                                              103,950,000                         -
   Decrease in long-term debt                                                        (190,785,858)                   (7,932)
   Increase in long-term debt                                                          78,716,477                35,000,000
   Investment in partnership                                                           (2,536,553)                        -
   Purchase of treasury stock                                                                   -                  (469,452)
   Minority investment in subsidiaries, net                                               293,523                   792,407
   Decrease in theatre development advance                                               (390,556)                 (396,095)
                                                                         ---------------------------------------------------
      Net cash from (used for) financing activities                                   (10,752,967)               34,918,928

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                                  (931,901)                  (18,353)
                                                                         ---------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       27,591,589                 1,697,336
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                 31,788,380                14,081,226
                                                                         ---------------------------------------------------
   End of period                                                                      $59,379,969               $15,778,562
                                                                         ===================================================
SUPPLEMENTAL INFORMATION:

  Cash paid for interest                                                              $16,758,977               $10,001,479
                                                                         ===================================================
  Cash paid for income taxes                                                              $10,845                   $61,378
                                                                         ===================================================


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

      These financial statements should be read in conjunction with the audited annual financial statements and the notes thereto for the year ended December 31, 1997 included in the Annual Report filed on Form 10-K by the Company under the Securities Exchange Act of 1934 on March 31, 1998.

      Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results to be achieved for the full year.

2.  FAS 130 - Comprehensive Net Income

     Beginning in 1998, the Company adopted SFAS 130 "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The following components are reflected in the Company's comprehensive income:

                                               Three Months Ended
                                                    March 31,
                                               1998          1997

Net income                                 $7,141,108      $5,113,207
Foreign currency translation adjustment      (931,901)        (18,353)
                                          -----------     -----------
Comprehensive income                       $6,209,207      $5,094,854
                                          ===========     ===========

3.  Reporting Segments

      The Company operates in a single industry as a motion picture exhibitor. The Company is a multinational corporation with consolidated operations in the United States, Mexico, Brazil and Ecuador. In prior years, foreign operations did not meet the requirements for disclosure. Information about the Company's operations in different geographic areas for the three months ended March 31, 1998 is as follows:

                                 Other Foreign

                    United States   Subsidiaries    Eliminations    Consolidated
Total revenues        $107,087,437     $17,683,384     ($548,778)     $124,222,043
                   =============== =============== ==============  ===============
Operating income       $17,445,475      $1,443,809        $36,537      $18,925,821
                   =============== =============== ==============  ===============
Identifiable assets   $638,503,545    $125,227,581  ($112,488,916)    $651,242,210
                   =============== =============== ==============  ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      The following table presents certain income statement items as a percentage of revenues.

                                                   % of Revenues
                                                 Three Months Ended

                                                      March 31,
                                                  1998        1997
                                               ----------- ----------
Revenues:

  Admissions                                       63.0       63.1
  Concessions                                      34.3       34.2
  Other                                             2.7        2.7
                                                  -----      -----
Total revenues                                    100.0      100.0
Cost of operations                                 72.9       73.8
General and administrative expenses                 5.7        5.0
Depreciation and amortization                       6.2        5.2
Operating income                                   15.2       16.1
Interest expense                                    6.4        7.0
Income before income taxes                          9.9        9.3
Net income                                          5.8        5.0



Revenues

     Revenues for the quarter ended March 31, 1998 increased to $124.2 million from $103.0 million for the quarter ended March 31, 1997, a 20.6% increase. The increase in revenues for the first quarter is primarily attributable to a 16.1% increase in attendance as the result of the net addition of 227 screens since the first quarter of 1997 and a combined increase of 3.9% in admissions and concessions per patron. Revenues per average screen increased 3.5 % to $72,602 for the first quarter of 1998 from $70,151 for the first quarter of 1997.

Cost of Operations

     Cost of operations, as a percentage of revenues, decreased to 72.9% in the first quarter of 1998 from 73.8% in the first quarter of 1997. The decrease as a percentage of revenues resulted from decreases during the quarter in salaries and wages as a percentage of revenues to 11.8% in 1998 from 12.6% in 1997 and a decrease in utilities and other as a percentage of revenues to 13.1% in 1998 from 13.8% in 1997. The decreases were partially offset by an increase in facility lease expense as a percentage of revenues to 10.1% in 1998 from 8.9% in 1997.

General and Administrative Expenses

     General and administrative expenses, as a percentage of revenues, increased to 5.7% in the first quarter of 1998 from 5.0% in the first quarter of 1997. The absolute level of general and administrative expenses increased to $7.1 million in the first quarter of 1998 from $5.1 million in the first quarter of 1997. The increase in general and administrative expenses is attributed to costs (primarily salaries and wages and consulting services) associated with the Company's expansion program.

Depreciation and Amortization

     Depreciation and amortization increased 44.8% to $7.7 million in the first quarter of 1998 from $5.3 million in the first quarter of 1997. The increase is a result of the net addition of $127.3 million in theatre property and equipment since the first quarter of 1997, a 32.0% increase. The difference in the percentage increase in depreciation and amortization compared to the increase in theatre property and equipment is a result of the timing of when the additions were placed in service during the period.

Interest Expense

     Interest costs incurred, including amortization of debt issue cost and debt discount, increased 16.1% during the first quarter of 1998 to $9.1 million (including capitalized interest to properties under construction) from $7.8 million (including capitalized interest) in the first quarter of 1997 (including capitalized interest). The increase in interest costs incurred for the first quarter of 1998 was due principally to an increase in average debt outstanding resulting from borrowings under the Company's Credit Facility and the issuance of the Senior Subordinated Notes.

Income Taxes

     Income taxes increased to $5.1 million for the first quarter of 1998 from $4.5 million in the first quarter of 1997. The Company's effective tax rate for the first quarter of 1998 was 41.7% compared to 46.7% for the first quarter of 1997. The effective rates reflect a reduction in overall foreign losses which are fully reserved and a reduction in other permanent differences, primarily goodwill.

Net Income

    Net income of $7.1 million for the first quarter of 1998 and $5.1 million for the first quarter of 1997 included the consolidated income of Cinemark International of $1.0 million (net of minority interest) and the consolidated losses of Cinemark International of $.7 million (net of minority interest), respectively.

Liquidity and Capital Resources

     The Company's revenues are collected in cash, primarily through box office receipts and the sale of concession items. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" and, as a result, historically has not required traditional working capital financing.

   The Company's theatres are typically equipped with modern projection and sound equipment, with approximately 77% of the screens operated by the Company having been built in the 1990's. The Company's investing activities have been principally in connection with new theatre openings and acquisitions of existing theatres and theatre circuits. As of May 12, 1998, the Company opened in the U.S. seven theatres (110 screens), opened a four screen expansion to one theatre and has 16 theatres (266 screens) under construction or scheduled to begin construction by the end of 1998. Certain of these theatres will be megaplexes which may cost in excess of $15 million per theatre. The Company also plans to open approximately 300 screens in the U.S. in 1999. The Company currently estimates that its capital expenditures for the development of these approximately 680 screens in the U.S. in 1998 and 1999 will be approximately $350 million. As of May 12, 1998, the Company had expended approximately $102.7 million toward the development of these screens. The Company plans to fund capital expenditures for its development from cash flow from operations and borrowings under the Credit Facility. Actual expenditures for theatre development and acquisitions during 1998 and 1999 are subject to change based upon the availability of attractive opportunities for expansion of the Company's theatre circuit.

     On August 15, 1996, the Company issued $200 million of Senior Subordinated Notes due 2008 (the "Subordinated Notes"). The Subordinated Notes bear interest at the rate of 9- 5/8% per annum, payable semi-annually on February 1 and August 1 of each year. The Subordinated Notes were issued at 99.553% of the principal face amount (a discount of $4.47 per $1,000 principal amount). The net proceeds to the Company from the issuance of the Subordinated Notes (net of discount, fees and expenses) were approximately $193.2 million. The proceeds from the Subordinated Notes were used to repurchase the Company's $125 million 12% Senior Notes due 2002 ("Senior Notes") pursuant to a tender offer, to reduce borrowings under the Company's Credit Facility and for general corporate purposes.

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

     On June 26, 1997, the Company issued the Series D Notes due 2008 which bear interest at a rate of 9-5/8% per annum, payable semi-annually on February 1 and August 1 of each year. The Series D Notes were issued at 103.0% of the principal face amount. The net proceeds to the Company from the issuance of the Series D Notes (net of fees and expenses) was approximately $77.1 million. The proceeds of the Series D Notes were applied to reduce the Company's indebtedness under the Credit Facility.

     On January 14, 1998, the Company issued $105 million aggregate principal amount of 8-1/2% Series A Senior Subordinated Notes due 2008 (the "Series A Notes") pursuant to Rule 144A (the "Offering"). The net proceeds of the Offering were used by the Company to reduce the Company's indebtedness under the then existing credit facility. The Company exchanged the Series A Notes on March 17, 1998 for 8-1/2% Series B Senior Subordinated Notes.

     On February 12, 1998, the Company replaced its existing credit facility with a reducing, revolving credit agreement ("Credit Facility") through a group of banks for which Bank of America National Trust and Savings Association acts as Administrative Agent. The Credit Facility provides for loans to the Company of up to $350.0 million in the aggregate. The Credit Facility is a reducing revolving credit facility; therefore, at the end of each quarter during the calendar year 2001, 2002, 2003, 2004 and 2005, the aggregate commitment is reduced in the amount of $8,750,000, $11,812,500, $13,125,000, $12,031,000 and
$6,562,500, respectively. The Company is required to prepay all loans outstanding in excess of the aggregate commitment as reduced pursuant to the terms of the Credit Facility. Borrowings under the Credit Facility are secured by a pledge of a majority of the issued and outstanding capital stock of the Company. Pursuant to the terms of the Credit Facility, funds borrowed currently bear interest at a rate per annum equal to the Offshore Rate (as defined in the Credit Facility) or the Base Rate (as defined in the Credit Facility, as the case may be), plus the Applicable Margin (as defined in the Credit Facility). As of May 12, 1998, the Company had borrowed $70 million under the Credit Facility and the effective interest rate on such borrowings was 6.7% per annum.

     On February 24, 1998, the Company completed a sale leaseback transaction with affiliates of Primus Capital L.L.C. (the "Sale Leaseback"). Pursuant to the Sale Leaseback, the Company sold the land, buildings and site improvements of twelve theatre properties to special purpose entities formed by Primus Capital L.L.C. for an aggregate purchase price equal to approximately $131.5 million. Simultaneously with the sale, the Company entered into operating leases for such properties for a base term equal to approximately 20 at a fixed aggregate monthly rental payment of $1.12 million or $13.4 million annually.

    In 1992, the Company formed Cinemark International, Inc. To develop and acquire theatres in international markets. As of May 12, 1998, Cinemark International operated 31 theatres (306 screens) principally in Latin America. The following table summarizes Cinemark International's holdings in each international market, the number of theatres and screens in such markets as of May 12, 1998 and the number of theatres and screens under construction in 1998.

                 Year of    Ownership        Operating                1998 Construction
Country         Formation      %          Theatres/Screens             Theatres/Screens
-------        ---------------------------------------------------------------------------
Mexico             1992       95%    14 theatres  (151 screens)  4 theatres  (32 screens)
Chile              1992       50%     3 theatres   (25 screens)  4 theatres  (34 screens)
Argentina          1995       25%     3 theatres   (28 screens)  3 theatres  (28 screens)
Argentina          1997      100%                                3 theatres  (31 screens)
Brazil             1996       60%     6 theatres   (64 screens)  5 theatres  (55 screens)
Ecuador            1996       60%     2 theatres   (16 screens)
Peru               1996       50%     1 theatre    (12 screens)  2 theatres  (16 screens)
Central America    1997       50%     2 theatres   (10 screens)  2 theatres  (14 screens)

          Total                       31 theatres (306 screens) 23 theatres (210 screens)


     Cinemark International plans to invest up to an additional $75 million in international ventures, principally in Latin America, over the next two to three years. The Company anticipates that investments in excess of Cinemark International's available cash will be funded by the Company or be debt or equity financing to be provided by third parties directly to Cinemark International or its subsidiaries.

     On November 18, 1997, Cinemark International executed a credit agreement with Bank of America National Trust and Savings Association for itself and as Administrative Agent as amended in December 1997 (the "Cinemark International Credit Agreement"). The Cinemark International Credit Agreement is a revolving credit facility and provides for a loan to Cinemark International of up to $30 million in the aggregate. The Cinemark International Credit Agreement is secured by a pledge of substantially all of the stock of Cinemark Mexico and an unconditional guaranty of Cinemark Mexico. Pursuant to the terms of the Cinemark International Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate (as defined in the Cinemark International Credit Agreement) or the Base Rate (as defined in the Cinemark International Credit Agreement) as the case may be, plus the Applicable Margin (as defined in the Cinemark International Credit Agreement). As of May 12, 1998 Cinemark International has borrowed $30 million under the Cinemark International Credit Agreement and the effective interest rate on such borrowings was 7.2% per annum, the proceeds of which were used to repurchase all of the outstanding 12% Senior Subordinated PIK Notes of Cinemark Mexico.

PART II.  Other Information

Item 5.        Other Information

               Supplemental schedules specified by the Senior Notes indenture:

                    Condensed Consolidating Balance Sheet
                    (unaudited) as of March 31, 1998

                    Condensed Consolidating Statement of
                    Income (unaudited) for the three months
                    ended March 31, 1998

                    Condensed Consolidating Statement of Cash Flow (unaudited) for the three months ended March 31, 1998

Item 6(b).     Reports on Form 8-K

               No reports have been filed by Registrant during the quarter for which this report is filed.

                      CINEMARK USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 1998
                                  (Unaudited)

                                                                 Restricted     Unrestricted
                                                                Subsidiaries    Subsidiaries    Eliminations       TOTAL

                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                       $38,412,917     $20,967,052  $           -     $59,379,969
   Temporary cash investments                                                -         341,156              -         341,156
   Inventories                                                       1,712,087       1,587,657              -       3,299,744
   Receivables from affiliates and other                             2,329,761      18,066,172     (2,078,071)     18,317,862
                                                               ---------------------------------------------------------------
      Total current assets                                          42,454,765      40,962,037     (2,078,071)     81,338,731

THEATRE PROPERTIES AND EQUIPMENT                                   549,737,223      87,340,015              -     637,077,238
   Less accumulated depreciation and amortization                  (97,853,130)     (5,715,345)             -    (103,568,475)
                                                               ---------------------------------------------------------------
      Theatre properties and equipment - net                       451,884,093      81,624,670              -     533,508,763

OTHER ASSETS:
   Certificates of deposit                                           1,525,852               -              -       1,525,852
   Investments in and advances to affiliates                        77,359,557      15,186,480    (72,623,915)     19,922,122
   Intangible assets - net                                           8,341,718               -     (2,144,265)      6,197,453
   Deferred charges and other - net                                 18,499,440       4,677,633              -      23,177,073
                                                               ---------------------------------------------------------------
      Total other assets                                           105,726,567      19,864,113    (74,768,180)     50,822,500
                                                               ---------------------------------------------------------------
      TOTAL                                                       $600,065,425    $142,450,820   ($76,846,251)   $665,669,994
                                                               ===============================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                  $363,736        $554,808  $           -        $918,544
   Accounts payable and accrued expenses                            58,794,556       7,919,234     (2,077,752)     64,636,038
   Income taxes payable                                              2,632,709               -              -       2,632,709
                                                               ---------------------------------------------------------------
      Total current liabilities                                     61,791,001       8,474,042     (2,077,752)     68,187,291

LONG-TERM LIABILITIES:
   Senior credit agreement                                          32,000,000      30,000,000              -      62,000,000
   Senior subordinated notes - Cinemark USA, Inc.                  380,294,578               -              -     380,294,578
   Deferred lease expenses                                          12,765,810         648,211              -      13,414,021
   Deferred gain and other                                          20,609,725       1,619,009              -      22,228,734
   Deferred income taxes                                            11,449,439          23,764              -      11,473,203
                                                               ---------------------------------------------------------------
      Total long-term liabilities                                  457,119,552      32,290,984              -     489,410,536

MINORITY INTERESTS IN SUBSIDIARIES                                   5,922,675      26,917,295              -      32,839,970
SHAREHOLDERS' EQUITY:

   Class A common stock, $.01 par value; 10,000,000 shares
    authorized, 1,500 shares issued and outstanding                         15               -              -              15
   Class B common stock, no par value; 1,000,000 shares
    authorized, 233,176 shares issued                               49,537,547           1,000         (1,000)     49,537,547
   Additional paid-in capital                                        9,867,974      92,988,088    (92,988,088)      9,867,974
   Unearned compensation - stock options                            (2,159,769)                                    (2,159,769)
   Retained earnings (deficit)                                      54,237,796      (6,167,849)     6,167,849      54,237,796
   Treasury stock, 57,211 Class B shares                           (24,198,890)              -              -     (24,198,890)
   Cumulative foreign currency translation adjustment              (12,052,476)    (12,052,740)    12,052,740     (12,052,476)
                                                               ---------------------------------------------------------------
      Total shareholders' equity                                    75,232,197      74,768,499    (74,768,499)     75,232,197
                                                               ---------------------------------------------------------------
      TOTAL                                                       $600,065,425    $142,450,820   ($76,846,251)   $665,669,994
                                                               ===============================================================

 Note: "Restricted Subsidiaries" and "Unrestricted Subsidiaries" are defined in the Indenture for the Senior Suboridinated Notes dated August 15, 1996.


                      CINEMARK USA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (Unaudited)

                                          Restricted      Unrestricted
                                         Subsidiaries     Subsidiaries   Eliminations        TOTAL
REVENUES:
   Admissions                            $  66,229,638    $ 12,076,655    $      --      $  78,306,293
   Concessions                              37,056,872       5,488,681           --         42,545,553
   Other                                     3,800,927         118,048       (548,778)       3,370,197
                                         -------------------------------------------------------------
      Total                                107,087,437      17,683,384       (548,778)     124,222,043

COSTS AND EXPENSES:
   Cost of operations:
     Film rentals                           32,128,479       5,650,555           --         37,779,034
     Concession supplies                     4,746,307       1,826,317           --          6,572,624
     Salaries and wages                     13,205,721       1,507,373           --         14,713,094
     Facility leases                        10,698,890       1,842,260           --         12,541,150
     Advertising                             2,145,715         551,605           --          2,697,320
     Utilities and other                    14,221,762       1,991,928            (50)      16,213,640
                                          ------------------------------------------------------------
      Total                                 77,146,874      13,370,038            (50)      90,516,862
   General and administrative expenses       5,444,628       2,185,087       (548,778)       7,080,937
   Depreciation and amortization             6,729,116       1,003,524        (34,217)       7,698,423
                                          ------------------------------------------------------------
      Total                                 89,320,618      16,558,649       (583,045)     105,296,222
                                          ------------------------------------------------------------
OPERATING INCOME                            17,766,819       1,124,735         34,267       18,925,821

OTHER INCOME (EXPENSE):
   Interest expense                         (7,084,867)       (640,871)          --         (7,725,738)
   Amortization of debt issue costs
   and debt discount                          (184,995)        (15,625)          --           (200,620)
   Interest Income                             120,671       1,097,806           --          1,218,477
   Other gains (losses)                        599,467        (157,309)          --            442,158
   Foreign currency exchange loss                 --          (279,734)          --           (279,734)
   Minority interests                          (53,100)       (298,143)          --           (351,243)
   Equity in income of affiliates            1,121,534         127,471     (1,033,868)         215,137
                                           -----------------------------------------------------------
      Total                                 (5,481,290)       (166,405)    (1,033,868)      (6,681,563)
                                           -----------------------------------------------------------
INCOME BEFORE INCOME TAXES                  12,285,529         958,330       (999,601)      12,244,258

INCOME TAXES                                 5,144,421         (41,271)          --          5,103,150
                                           -----------------------------------------------------------

NET INCOME                                 $ 7,141,108    $    999,601    $  (999,601)   $   7,141,108
                                           ============================================================

 Note: "Restricted Subsidiaries" and "Unrestricted Subsidiaries" are defined in the Indenture for the Senior Suboridinated Notes dated August 15, 1996.

                      CINEMARK USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (Unaudited)

                                                          Restricted           Unrestricted
                                                         Subsidiaries          Subsidiaries       Eliminations           TOTAL
OPERATIONS:
Net income                                                 $7,141,108              $999,601         ($999,601)          $7,141,108
Noncash items in net income:
   Depreciation                                             6,445,625               969,092                 -            7,414,717
   Amortization                                               433,194                50,057           (34,217)             449,034
   Deferred lease expenses                                    295,680                53,711                 -              349,391
   Amortization of prepaid                                          -               100,704                 -              100,704
   Deferred income tax (expense) benefit                      512,410                23,764                 -              536,174
   Amortization of debt discount and premiums                 (15,460)                    -                 -              (15,460)
   Amortized compensation - stock options                     221,022                     -                 -              221,022
   Equity in income (loss) of affiliate                    (1,087,267)             (127,471)          999,601             (215,137)
   Minority interests                                          53,100               298,143                 -              351,243
   Gain on sale of assets                                    (599,467)              157,309                 -             (442,158)
Cash from (used for) operating working capital             (2,678,113)            3,796,019                 -            1,117,906
                                               -----------------------------------------------------------------------------------
      Net cash from operations                             10,721,832             6,320,929           (34,217)          17,008,544

INVESTING ACTIVITIES:
   Additions to theatre properties                        (85,347,013)          (19,845,668)                -         (105,192,681)
   Sale of theatre properties                             131,485,148                     -                 -          131,485,148
   Decrease (increase) in deferred issue costs
     and other assets                                      (9,830,175)            1,547,269            34,217           (8,248,689)
   Decrease (increase) in advances to affiliates             (416,120)            4,140,255           500,000            4,224,135
                                                -----------------------------------------------------------------------------------
      Net cash from (used for) investing activities        35,891,840           (14,158,144)          534,217           22,267,913

FINANCING ACTIVITIES:
   Issuance of Senior Subordinated Notes                  103,950,000                     -                 -          103,950,000
   Decrease in long-term debt                            (190,785,858)                    -                 -         (190,785,858)
   Increase in long-term debt                              78,242,660               473,817                 -           78,716,477
   Investment in partnership                               (2,536,553)                    -                 -           (2,536,553)
   Minority investment in subsidiaries, net                         -               293,523                 -              293,523
   Decrease in theatre development advance                   (390,556)                    -                 -             (390,556)
   Cinemark USA investment in Cinemark
     International                                                  -               500,000          (500,000)                   -
                                                -----------------------------------------------------------------------------------
      Net cash from (used for) financing activities       (11,520,307)            1,267,340          (500,000)         (10,752,967)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                       (23,668)             (908,233)                -             (931,901)
                                                -----------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           35,069,697            (7,478,108)                -           27,591,589
CASH AND CASH EQUIVALENTS:
   Beginning of period                                      3,343,220            28,445,160                 -           31,788,380
                                               -----------------------------------------------------------------------------------
   End of period                                          $38,412,917           $20,967,052                            $59,379,969
                                                ===================================================================================
SUPPLEMENTAL INFORMATION:

  Cash paid for interest                                  $16,208,463              $550,514                 -          $16,758,977
                                                ===================================================================================
  Cash paid for income taxes                                  $10,845                     -                 -              $10,845
                                                ===================================================================================

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

DATE:      May 12, 1998

                                          /Jeffrey J. Stedman/
                                          ------------------------
                                          Jeffrey J. Stedman
                                          Vice President and
                                          Chief Financial Officer