Form 10-Q
period 1998-06-30
CINEMARK USA INC /TX
filed 1998-08-14
CIK 885975

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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


           7502Greenville Ave., Suite 800, LB-9,  Dallas,  Texas 75231
              (Address of principal executive offices) (Zip Code)

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

           1,500  shares of Class A Common  Stock as of August 12, 1998
         183,814 shares of Class B Common Stock (including options to acquire 7,012 shares of Class B Common Stock exercisable
              within 60 days of such date) as of August 12, 1998

                      CINEMARK USA, INC. AND SUBSIDIARIES


                                     Index



                                                                           Page

PART I            FINANCIAL INFORMATION

         Item 1.  Financial Statements

                           Condensed Consolidated Balance Sheets
                              as of June 30, 1998 (unaudited)
                              and December 31, 1997                          3

                           Condensed Consolidated Statements of Income
                              (unaudited) for the three and six month
                              periods ended June 30, 1998 and 1997           4

                           Condensed Consolidated Statements of Cash
                              Flows (unaudited) for the six month
                              periods ended June 30, 1998 and 1997           5

                           Notes to Condensed Consolidated Financial
                              Statements                                     6

         Item 2.  Management's Discussion and Analysis of
                              Financial Condition and Results of
                              Operations                                     8


PART II                    OTHER INFORMATION


         Item 5.  Other Information                                          13


         Item 6(b).  Reports on Form 8-K                                     13

SIGNATURES                                                                   17


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                      CINEMARK USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 JUNE 30,               DECEMBER 31,
                                                                                   1998                     1997
                                                                               (Unaudited)
                                                                         ---------------------------------------------------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                          $28,431,492               $31,788,380
   Temporary cash investments                                                             341,156                   331,156
   Inventories                                                                          3,210,440                 2,234,231
   Receivables from affiliates and other                                               22,113,936                31,452,216
                                                                         ---------------------------------------------------
      Total current assets                                                             54,097,024                65,805,983

THEATER PROPERTIES AND EQUIPMENT                                                      700,328,808               644,192,945
   Less accumulated depreciation and amortization                                    (110,421,568)              (95,251,013)
                                                                         ---------------------------------------------------
      Theater properties and equipment - net                                          589,907,240               548,941,932
OTHER ASSETS:
   Certificates of deposit                                                              2,361,520                 1,525,852
   Investments in and advances to affiliates                                           21,204,344                23,931,120
   Intangible assets - net                                                              6,066,525                 4,413,301
   Deferred charges and other - net                                                    27,838,740                16,978,652
                                                                         ---------------------------------------------------
      Total other assets                                                               57,471,129                46,848,925
                                                                         ---------------------------------------------------
      TOTAL                                                                          $701,475,393              $661,596,840
                                                                         ===================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                                     $670,797                  $380,730
   Accounts payable and accrued expenses                                               72,673,431                76,656,443
                                                                         ---------------------------------------------------
      Total current liabilities                                                        73,344,229                77,037,173
LONG-TERM LIABILITIES:
   Senior credit agreements                                                           107,980,073               185,000,000
   Senior subordinated notes                                                          380,287,451               276,360,038
   Deferred lease expenses                                                             13,824,615                13,064,630
   Deferred gain and other                                                              8,338,511                 2,483,533
   Deferred income taxes                                                               11,990,520                10,937,029
                                                                         ---------------------------------------------------
      Total long-term liabilities                                                     522,421,170               487,845,230

MINORITY INTERESTS IN SUBSIDIARIES                                                     33,779,332                26,732,561
SHAREHOLDERS' EQUITY :
   Class A common stock, $.01 par value; 10,000,000 shares
    authorized, 1,500 shares issued and outstanding                                            15                        15
   Class B common stock, no par value; 1,000,000 shares
    authorized, 234,013 shares issued                                                  49,537,547                49,537,547
   Additional paid-in capital                                                          11,047,882                10,201,882
   Unearned compensation - stock options                                               (1,938,747)               (1,534,791)
   Retained earnings                                                                   56,526,364                47,096,688
   Treasury stock, 57,211 Class B shares at cost                                      (24,198,890)              (24,198,890)
   Cumulative foreign currency translation adjustment                                 (19,043,508)              (11,120,575)
                                                                         ---------------------------------------------------
      Total shareholders' equity                                                       71,930,663                69,981,876
                                                                         ---------------------------------------------------
      TOTAL                                                                          $701,475,393              $661,596,840
                                                                         ===================================================

     See accompanying Notes to Condensed Consolidated Financial Statements.


                      CINEMARK USA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                               THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                                   1998                 1997                     1998                     1997
REVENUES:
   Admissions                                  $83,146,352          $64,490,037             $161,452,645             $129,483,037
   Concessions                                  44,344,921           35,927,736               86,890,474               71,127,941
   Other                                         3,482,467            2,373,173                6,852,664                5,162,212
                                               -----------------------------------------------------------------------------------
      Total                                    130,973,740          102,790,946              255,195,783              205,773,190

COSTS AND EXPENSES:
   Cost of operations:
     Film rentals                               42,931,055           32,647,469               80,710,089               63,928,263
     Concession supplies                         6,957,726            4,763,868               13,530,350               10,184,728
     Salaries and wages                         16,743,353           13,894,764               31,456,447               26,883,216
     Facility leases                            14,924,409            9,258,389               27,465,559               18,402,135
     Advertising                                 3,547,017            2,237,354                6,244,337                5,163,808
     Utilities and other                        18,173,212           14,638,679               34,386,852               28,833,964
                                               -----------------------------------------------------------------------------------
           Total                               103,276,772           77,440,523              193,793,634              153,396,114
     General and administrative expenses         7,844,461            8,122,813               14,925,398               13,267,302
     Depreciation and amortization               8,162,665            4,965,311               15,861,088               10,281,827
                                               -----------------------------------------------------------------------------------
           Total                               119,283,898           90,528,647              224,580,120              176,945,243
                                               -----------------------------------------------------------------------------------
OPERATING INCOME                                11,689,842           12,262,299               30,615,663               28,827,947

OTHER INCOME (EXPENSE):
   Interest expense                            (10,966,458)          (7,157,227)             (18,692,196)             (14,381,692)
   Amortization of debt issue cost                (196,154)            (174,509)                (361,482)                (349,018)
   Amortization of bond discount                    57,879              (18,625)                  22,587                  (37,250)
   Interest Income                                 963,313              241,842                2,181,790                  504,231
   Other gains and losses                          610,339               (6,757)               1,052,497                   (1,972)
   Foreign currency exchange gain (loss)          (429,101)             (56,547)                (708,835)                 (23,684)
   Minority interests in subsidiaries              214,045               41,928                 (137,198)                  68,167
   Equity in income of affiliates                  779,782              321,708                  994,919                  433,399
                                               -----------------------------------------------------------------------------------
      Total                                     (8,966,355)          (6,808,187)             (15,647,918)             (13,787,819)
                                               -----------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                       2,723,487            5,454,112               14,967,745               15,040,128
  AND EXTRAORDINARY ITEMS

INCOME TAXES                                      $434,919            2,378,072                5,538,069                6,850,881
                                               -----------------------------------------------------------------------------------
 INCOME BEFORE EXTRAORDINARY ITEMS               2,288,568            3,076,040                9,429,676                8,189,247
                                               ===================================================================================
EXTRAORDINARY ITEMS
   Loss on early extinguishments of debt,
     net of income tax benefit of $42,054               --              (55,746)                     --                   (55,746)
                                               -----------------------------------------------------------------------------------
NET INCOME                                      $2,288,568           $3,020,294               $9,429,676               $8,133,501
                                               ===================================================================================
EARNINGS PER SHARE
Net Income Before Extraordinary Items
     Basic                                         $12.84               $17.12                   $52.89                   $45.57
     Diluted                                       $12.27               $16.37                   $50.55                   $43.57
Net Income
     Basic                                         $12.84               $16.81                   $52.89                   $45.26
     Diluted                                       $12.27               $16.07                   $50.55                   $43.28

Basic:
   Weighted average common shares outstanding      178,302              179,699                  178,302                  179,699
                                               ===================================================================================
Diluted:
   Weighted average common shares outstanding      178,302             179,699                   178,302                  179,699
   Diluted stock options                             8,235               8,236                     8,235                    8,236
                                               -----------------------------------------------------------------------------------
   Adjusted weighted average common shares         186,537             187,935                   186,537                  187,935
                                               ===================================================================================

     See accompanying Notes to Condensed Consolidated Financial Statements.


                      CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                           1998                    1997
OPERATIONS:
Net Income                                                                             $9,429,676                $8,133,501
Noncash items in net income :
   Depreciation                                                                        15,279,171                 9,793,689
   Amortization                                                                           943,399                   837,156
   Deferred lease expenses                                                                759,985                   754,543
   Amortization of prepaid leases                                                         203,918                   234,614
   Deferred income tax expense                                                          1,053,491                 1,200,563
   Debt issued for accrued interest                                                            --                 1,110,400
   Amortization of debt premium and discounts                                             (22,588)                   37,250
   Amortized compensation - stock options                                                 442,044                 1,080,436
   Equity in income of affiliate                                                         (994,919)                 (433,399)
   Minority interests                                                                     137,198                   (68,167)
   Other gains                                                                           (343,662)                       --
Cash from (used for) operating working capital:
   Inventories                                                                           (976,209)                 (576,293)
   Receivables from affiliates and other                                                7,410,245                (3,634,313)
   Accounts payable and accrued expenses                                               (3,918,589)               (5,499,679)
                                                                         ---------------------------------------------------
      Net cash from operations                                                         29,403,160                12,970,301
INVESTING ACTIVITIES:
   Additions to theatre properties                                                   (196,237,101)              (63,199,868)
   Sale of theatre properties                                                         133,802,332                        --
   Increase in deferred issue costs and other assets                                   (9,246,482)               (4,992,305)
   Decrease/(Increase) in advances to affiliates                                        3,721,695                (8,855,740)
                                                                         ---------------------------------------------------
      Net cash used for investing activities                                          (67,959,555)              (77,047,913)
FINANCING ACTIVITIES:
   Issuance of Senior Subordinated Notes                                              103,950,000                77,250,000
   Decrease in long-term debt                                                        (203,446,337)              (78,646,048)
   Increase in long-term debt                                                         127,786,272                65,365,000
   Purchase of Treasury Stock                                                                  --                (4,013,737)
   Minority investment in subsidiaries, net                                             6,909,573                   792,407
                                                                            -------------------------------------------------
      Net cash from financing activities                                               35,199,508                60,747,622

DECREASE IN CASH AND CASH EQUIVALENTS                                                  (3,356,888)               (3,329,990)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                 31,788,380                14,081,226
                                                                         ---------------------------------------------------
   End of period                                                                      $28,431,492               $10,751,236
                                                                         ===================================================
SUPPLEMENTAL INFORMATION:
  Cash paid for interest                                                              $17,767,502               $12,945,289
                                                                         ===================================================
  Cash paid for income taxes                                                           $3,495,845                $4,889,984
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

         Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be achieved for the full year.


2.  FAS 130 - Comprehensive Net Income

         Beginning in 1998, the Company adopted SFAS 130 "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The following components are reflected in the Company's comprehensive income:



                                                         Three Months Ended                       Six Months Ended
                                                               June 30,                               June 30,
                                                         1998             1997                 1998              1997
Net income                                            $2,288,568       $3,020,294           $9,429,676        $8,133,501
Foreign currency translation adjustment               (6,991,032)         (14,342)          (7,922,933)          (32,695)
                                                    ---------------  ---------------      ---------------  ---------------
Comprehensive income                                 $(4,702,464)      $3,005,952           $1,506,743        $8,100,806
                                                    ===============  ===============      ===============  ===============

3.  Reporting Segments

         The Company operates in a single industry as a motion picture exhibitor. The Company is a multinational corporation with consolidated operations in the United States, Mexico, Brazil and Ecuador. In prior years, foreign operations did not meet the requirements for disclosure. Information about the Company's operations in different geographic areas for the six months ended June 30, 1998 is as follows:


                                                              Other Foreign

                                        United States           Subsidiaries        Eliminations       Consolidated

Total revenues                           $220,157,261            $35,778,403          ($739,881)       $255,195,783
                                 ==================== ====================== =================== ==================
Operating income                          $29,800,941               $746,338            $ 68,384        $30,615,663
                                 ==================== ====================== =================== ==================
Total assets                             $649,193,941           $140,614,254      ($ 88,332,802)       $701,475,393
                                 ==================== ====================== =================== ==================


4.  Year 2000 Compliance

         The Company recognizes that the arrival of the Year 2000 poses a unique worlwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000 and, like other companies, has assessed and is updating its computer applications and business processes to provide for their continued functionality. An assessment of the readiness of external entities which it interfaces with, such as vendors, counterparties, customers, payment systems, and others, is ongoing.

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


                                                      % of Revenues                   % of Revenues
                                                    Three Months Ended              Three Months Ended
                                                         June 30,                        June 30,
                                                    1998           1997              1998          1997
                                                 ----------     ----------        ----------    ----------
Revenues:
  Admissions                                        63.5           62.7              63.3          62.9
  Concessions                                       33.9           35.0              34.0          34.6
  Other                                              2.7            2.3               2.7           2.5
                                                   ------         ------            ------        ------
Total revenues                                     100.0           100.0            100.0         100.0
Cost of operations                                  78.9            75.3             75.9          74.5
General and administrative expenses                  6.0             7.9              5.8           6.4
Depreciation and amortization                        6.2             4.8              6.2           5.0
Operating income                                     8.9            11.9             12.0          14.0
Interest expense                                     8.5             7.2              7.4           7.2
Income before income taxes                           2.1             5.3              5.9           7.3
Net income                                           1.7             2.9              3.7           4.0


Revenues

    Revenues for the quarter ended June 30, 1998 increased to $131.0 million from $102.8 million for the quarter ended June 30, 1997, a 27.4% increase. The company generated revenues for the six month period ended June 30, 1998 (the "1998 period") of $255.2 million compared to $205.8 million for the six months ended June 30, 1997 (the "1997 period"). The increases in revenues are primarily attributable to an 18.8% increase in attendance in the second quarter of 1998 versus 1997, and a 19.2% increase in attendance for the 1998 period versus the 1997 period. The attendance increases are the result of the net addition of 371 screens since the second quarter of 1997. The increase in revenues are also due to a 7.0% increase in admission and concession revenues per patron in the second quarter of 1998 as compared to the second quarter of 1997, and a 5.3% increase in admission and concession revenues per patron in the 1998 period as compared to the 1997 period. Revenues per average screen increased 1.3% to $135,454 for the 1998 period from $133,706 for the 1997 period.


Cost of Operations

    Cost of operations, as a percentage of revenues, increased to 78.9% in the second quarter of 1998 from 75.3% in the second quarter of 1997. The increase as a percentage of revenues resulted from an increases in film rental expense as a percentage of admission revenues to 51.6% in the second quarter of 1998 from 50.6% in the second quarter of 1997, an increase in concession expense as a percentage of concession revenue to 15.7% in the second quarter of 1998 from 13.3% in the second quarter of 1997, and an increase in facility costs as a percentage of total revenues to 11.4% in the second quarter of 1998 from 9.0% in the second quarter of 1997. These increases were partially offset by a decrease in payroll expense as a percentage of revenues to 12.8% in the second quarter of 1998 from 13.5% in the second quarter of 1997.

    Cost of operations, as a percentage of revenues, increased to 75.9% in the 1998 period from 74.5% for the same period in 1997. The increase as a percentage of revenues resulted from an increase in film rental expense as a percentage of admission revenues to 50.0% in the 1998 period from 49.4% in the 1997 period, an increase in concession expense as a percentage of concession revenue to 15.6% in the 1998 period from 14.3% in the 1997 period, and an increase in facility costs as a percentage of total revenues to 10.8% in the 1998 period from 8.9% in the 1997 period. These increases were partially offset by a decrease in payroll costs as a percentage of revenues to 12.3% in the 1998 period from 13.1% in the 1997 period, and a decrease in utility and other costs as a percentage of revenues to 13.5% in the 1998 period from 14.0% in the 1997 period.


General and Administrative Expenses

    General and administrative expenses, as a percentage of revenues, decreased to 6.0% in the second quarter of 1998 from 7.9% in the second quarter of 1997. General and administrative expenses as a percentage of revenues also decreased in the six month period ended June 30, 1998 to 5.8% from 6.5% for the same period in 1997. The decrease in general and administrative expenses as a percentage of revenues is reflective of the Company's expanding base of revenues due to continuing growth in the number of screens owned and operated by the Company. The high percentage of general and administrative expenses relative to revenues in the second quarter of 1997 was also due to compensation costs associated with the repurchase of non-qualified stock options.


Depreciation and Amortization

    Depreciation and amortization increased 64.0% to $8.2 million in the second quarter of 1998 from $5.0 million in the second quarter of 1997. For the 1998 period, depreciation and amortization increased 54.3% to $15.9 million from $10.3 million in the 1997 period. The increase is a result of the net addition of $186.4 million in theater property and equipment since the second quarter of 1997, a 36.3% increase. The difference in the percentage increase in depreciation and amortization compared to the increase in theater property and equipment is a result of the timing of when the additions were placed in service during the period.


Interest Expense

    Interest costs incurred, including amortization of debt discount and premium, and capitalized interest, increased 64.1% during the second quarter of 1998 to $12.8 million from $7.8 million in the second quarter of 1997. Interest costs incurred in the 1998 period, including amortization of debt discount and premium, and capitalized interest, increased 39.1% to $21.7 million from $15.6 million in the 1997 period. The increase in interest costs incurred for the second quarter and the 1998 period was due principally to an increase in average debt outstanding resulting from borrowings under the Company's credit facility, and the issuance of $105 million of Senior Subordinated Notes.

Income Taxes

    Income taxes decreased to $435,000 for the second quarter of 1998 from $2.4 million in the second quarter of 1997. Income taxes also decreased to $5.6 million for the 1998 period from $6.9 million for the same period in 1997. The Company's effective tax rate for the first six months of 1998 was 37.0% compared to 45.6% for the first six months of 1997. The effective rate has decreased due to certain foreign subsidiaries reporting income for the 1998 period which have been offset by losses for which deferred tax assets were fully reserved for in prior periods. Other permanent differences, primarily goodwill, have also decreased.


Net Income

    Net income of $2.3 million for the second quarter of 1998 included the consolidated net losses of Cinemark International (net of minority interest) of $400,000. Net income of $3.0 million for the second quarter of 1997 included the consolidated net losses of Cinemark International (net of minority interest) of $500,000. Net income of $9.4 million for the 1998 period included the consolidated net income of Cinemark International (net of minority interest) of $600,000. Net income of $8.1 million for the 1997 period included the consolidated net losses of Cinemark International (net of minority interest) of $1.2 million.



Liquidity and Capital Resources

    The Company's revenues are collected in cash, primarily through box office receipts and the sale of concession items. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating
"float"  and  historically  has  not  required   traditional   working  capital
financing.

    The Company's theaters are typically equipped with modern projection and sound equipment, with approximately 78% of the screens operated by the Company having been built in the 1990's. The Company's investing activities have been principally in connection with new theater openings and acquisitions of existing theaters and theater circuits. As of August 12, 1998, the Company opened in the U.S. fifteen theaters (233 screens) and has thirteen theaters (211 screens) under construction or scheduled to begin construction by the end of 1998. Certain of these theaters will be megaplexes which may cost in excess of $15 million per theater. The Company also plans to open approximately 400 screens in the U.S. in 1999. The Company currently estimates that its capital expenditures for the development of these approximately 750 screens in the U.S. in 1998 and 1999 will be approximately $425 million. As of August 12, 1998, the Company had expended approximately $153.7 million toward the development of these screens. The Company plans to fund capital expenditures for its development from cash flow from operations, borrowings under the Credit Facility and the sale and leaseback of theater properties. Actual expenditures for theatre development and acquisitions during 1998 and 1999 are subject to change based upon the availability of attractive opportunities for expansion of the Company's theatre circuit.

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

    On June 26, 1997, the Company issued the Series D Notes due 2008 which bea interest at a rate of 9-5/8% per annum, payable semi-annually on February 1 and August 1 of each year. The Series D Notes were issued at 103.0% of the principal face amount. The net proceeds to the Company from the issuance of the Series D Notes (net of fees and expenses) was approximately $77.1 million. The proceeds of the Series D Notes were applied to reduce the Company's indebtedness under the Credit Facility.

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

    On February 12, 1998, the Company replaced its existing credit facility with a reducing, revolving credit agreement ("Credit Facility") through a group of banks for which Bank of America National Trust and Savings Association acts as Administrative Agent. The Credit Facility provides for loans to the Company of up to $350.0 million in the aggregate. The Credit Facility is a reducing revolving credit facility; therefore, at the end of each quarter during the calendar year 2001, 2002, 2003, 2004 and 2005, the aggregate commitment is reduced in the amount of $8,750,000, $11,812,500, $13,125,000, $12,031,000 and
$6,562,500, respectively. The Company is required to prepay all loans outstanding in excess of the aggregate commitment as reduced pursuant to the terms of the Credit Facility. Borrowings under the Credit Facility are secured by a pledge of a majority of the issued and outstanding capital stock of the Company. Pursuant to the terms of the Credit Facility, funds borrowed currently bear interest at a rate per annum equal to the Offshore Rate (as defined in the Credit Facility) or the Base Rate (as defined in the Credit Facility, as the case may be), plus the Applicable Margin (as defined in the Credit Facility). As of August 12, 1998, the Company had borrowed $87 million under the Credit Facility and the effective interest rate on such borrowings is 6.9% per annum.

    On February 24, 1998, the Company completed a sale leaseback transaction with affiliates of Primus Capital L.L.C. (the "Sale Leaseback"). Pursuant to the Sale Leaseback, the Company sold the land, buildings and site improvements of twelve theatre properties to special purpose entities formed by Primus Capital L.L.C. for an aggregate purchase price equal to approximately $131.5 million. Simultaneously with the sale, the Company entered into operating leases for such properties for a base term equal to approximately 20 at a fixed aggregate monthly rental payment of $1.1 million or $13.4 million annually.

    In 1992, the Company formed Cinemark International, Inc. To develop and acquire theatres in international markets. As of August 12, 1998, Cinemark

International operated 38 theaters (364 screens) principally in Latin America. The following table summarizes Cinemark International's holdings in each international market, the number of theaters and screens in such markets as of August 12, 1998, and the number of theaters and screens which are either under construction or scheduled to be under construction in 1998.



                                Year of      Ownership       Operating                      1998 Construction
Country                         Formation        %           Theaters/Screens               Theaters/Screens


Mexico                            1992          95%           15 theaters(153 screens)       7 theaters(70 screens
Chile                             1992          50%           5 theaters (43 screens)        6 theaters(46 screens)
Argentina                         1995          25%           4 theaters (34 screens)        2 theaters(24 screens)
Argentina                         1997          100%          --                             3 theaters(20 screens)
Brazil                            1996          60%           8 theaters (86 screens)        7 theaters(61 screens)
Ecuador                           1996          60%           2 theaters (16 screens)        --
Peru                              1996          50%           1 theater (12 screens)         2 theaters(15 screens)
Central America                   1997          50%           3 theaters (20 screens)        4 theaters (25 screens)
                     Total                                    38 theaters(364 screens)       31 theaters(261 screens)


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

    On November 18, 1997, Cinemark International executed a credit agreement with Bank of America National Trust and Savings Association for itself and as Administrative Agent as amended in December 1997 (the "Cinemark International Credit Agreement"). The Cinemark International Credit Agreement is a revolving credit facility and provides for a loan to Cinemark International of up to $30 million in the aggregate. The Cinemark International Credit Agreement is secured by a pledge of substantially all of the stock of Cinemark Mexico and an unconditional guaranty of Cinemark Mexico. Pursuant to the terms of the Cinemark International Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate (as defined in the Cinemark International Credit Agreement) or the Base Rate (as defined in the Cinemark International Credit Agreement) as the case may be, plus the Applicable Margin (as defined in the Cinemark International Credit Agreement). As of August 12, 1998 Cinemark International had borrowed $30 million under the Cinemark International Credit Agreement, the proceeds of which were used to repurchase all of the outstanding 12% Senior Subordinated PIK Notes of Cinemark Mexico. The effective interest rate on such borrowings as of August 12, 1998 is 6.9% annum.

PART II.       Other Information

Item 5.        Other Information

               Supplemental schedules specified by the Senior Notes indenture:

                    Condensed Consolidating Balance Sheet
                    (unaudited) as of June 30, 1998

                    Condensed Consolidating Statement of
                    Income (unaudited) for the six months
                    ended June 30, 1998

                    Condensed Consolidating Statement of
                    Cash Flow (unaudited) for the six months ended June 30, 1998


Item 6(b)      Reports on Form 8-K

               No reports have been filed by Registrant during the quarter for which this report is filed.

                      CINEMARK USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF JUNE 30, 1998
                                  (Unaudited)




                                                                 Restricted     Unrestricted
                                                                Subsidiaries    Subsidiaries    Eliminations       TOTAL
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                       $22,736,881      $5,694,611             --     $28,431,492
   Temporary cash investments                                               --         341,156             --         341,156
   Inventories                                                       1,996,274       1,214,166             --       3,210,440
   Receivables from affiliates and other                             7,216,384      21,668,646     (6,771,094)     22,113,936
                                                               ---------------------------------------------------------------
      Total current assets                                          31,949,539      28,918,579     (6,771,094)     54,097,024

THEATER PROPERTIES AND EQUIPMENT                                   601,721,025      98,607,783             --     700,328,808
   Less accumulated depreciation and amortization                 (103,624,359)     (6,797,209)            --    (110,421,568)
                                                               ---------------------------------------------------------------
      Theater properties and equipment - net                       498,096,666      91,810,574             --     589,907,240
OTHER ASSETS:
   Certificates of deposit                                           2,361,520              --             --       2,361,520
   Investments in and advances to affiliates                        85,204,949      15,451,055    (79,451,660)     21,204,244
   Intangible assets - net                                           8,176,573              --     (2,110,048)      6,066,525
   Deferred charges and other - net                                 23,404,694       4,434,046             --      27,838,740
                                                               ---------------------------------------------------------------
      Total other assets                                           119,147,736      19,885,101    (81,561,708)     57,471,129
                                                               ---------------------------------------------------------------
      TOTAL                                                       $649,193,941    $140,614,254   ($88,332,802)   $701,475,393
                                                               ===============================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                  $333,006        $337,791             --        $670,797
   Accounts payable and accrued expenses                            63,734,643      13,288,075     (4,349,286)     72,673,432
      Total current liabilities                                     64,067,649      13,625,866     (4,349,286)     73,344,229
LONG-TERM LIABILITIES:
   Senior credit agreement                                          77,980,073      30,000,000             --     107,980,073
   Senior subordinated notes - Cinemark USA, Inc.                  380,287,451              --             --     380,287,451
   Deferred lease expenses                                          13,061,488         763,127             --      13,824,615
   Deferred gain and other                                           6,786,952       1,551,559             --       8,338,511
   Deferred income taxes                                            11,781,634         208,886             --      11,990,520
                                                               ---------------------------------------------------------------
      Total long-term liabilities                                  489,897,598      32,523,572             --     522,421,170

MINORITY INTERESTS IN SUBSIDIARIES                                   4,739,118      29,040,214             --      33,779,332
SHAREHOLDERS' EQUITY:
   Class A common stock, $.01 par value; 10,000,000 shares
    authorized, 1,500 shares issued and outstanding                         15              --             --              15
   Class B common stock, no par value; 1,000,000 shares
    authorized, 233,176 shares issued                               49,537,547           1,000         (1,000)     49,537,547
   Additional paid-in capital                                       11,047,882      91,973,880    (91,973,880)     11,047,882
   Unearned compensation - stock options                            (1,938,747)             --             --      (1,938,747)
   Retained earnings (deficit)                                      56,526,363      (7,965,140)     7,965,140      56,526,363
   Treasury stock, 57,211 Class B shares                           (24,198,890)             --             --     (24,198,890)
   Cumulative foreign currency translation adjustment                 (484,594)    (18,585,138)        26,224     (19,043,508)
                                                               ---------------------------------------------------------------
      Total shareholders' equity                                    90,489,577      65,424,602    (83,983,516)     71,930,663
                                                               ---------------------------------------------------------------
      TOTAL                                                       $649,193,941    $140,614,254   ($88,332,802)   $701,475,393
                                                               ===============================================================

 Note: "Restricted Subsidiaries" and "Unrestricted Subsidiaries" are defined in the Indenture for the Senior Subordinated Notes dated August 15, 1996.

                      CINEMARK USA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                  (Unaudited)




                                                 Restricted           Unrestricted
                                                Subsidiaries          Subsidiaries        Eliminations          TOTAL
REVENUES:
   Admissions                                    $137,035,754            $24,416,891               --         $161,452,645
   Concessions                                     75,854,538             11,035,936               --          $86,890,474
   Other                                            7,600,527                325,576       (1,073,439)          $6,852,664
                                                ---------------------------------------------------------------------------------
      Total                                       220,490,819             35,778,403       (1,073,439)        $255,195,783

COSTS AND EXPENSES:
   Cost of operations:
     Film rentals                                  69,622,787             11,087,302               --           80,710,089
     Concession supplies                            9,903,879              3,626,471               --           13,530,350
     Salaries and wages                            28,019,803              3,436,644               --           31,456,447
     Facility leases                               23,548,704              3,916,855               --           27,465,559
     Advertising                                    5,024,944              1,219,393               --            6,244,337
     Utilities and other                           29,403,761              4,983,091               --           34,386,852
                                                ---------------------------------------------------------------------------------
      Total                                       165,523,878             28,269,756               --          193,793,634
   General and administrative expenses             11,823,892              4,174,895       (1,073,389)          14,925,398
   Depreciation and amortization                   13,342,108              2,587,414          (68,434)          15,861,088
                                                ---------------------------------------------------------------------------------
      Total                                       190,689,878             35,032,065       (1,141,823)         224,580,120
                                                ---------------------------------------------------------------------------------
OPERATING INCOME                                   29,800,941                746,338           68,384           30,615,663

OTHER INCOME (EXPENSE):
   Interest expense                               (17,463,785)            (1,228,411)              --          (18,692,196)
   Amortization of debt issue costs                  (330,232)               (31,250)              --             (361,482)
   Amortization of debt discount/premium               22,587                     --               --               22,587
   Interest Income                                    676,149              1,505,641               --            2,181,790
   Other gains (losses)                             1,052,457                     40               --            1,052,497
   Foreign currency exchange loss                          --               (708,835)              --             (708,835)
   Minority interests                                 (54,863)               (82,335)              --             (137,198)
   Equity in income of affiliates                   1,215,230                343,471         (563,782)             994,919
                                                ---------------------------------------------------------------------------------
      Total                                       (14,882,457)              (201,679)        (563,782)         (15,647,918)
                                                ---------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                         14,918,484                544,659         (495,398)          14,967,745

INCOME TAXES                                        5,546,945                 (8,876)              --            5,538,069
                                                ---------------------------------------------------------------------------------

NET INCOME                                         $9,371,539               $553,535        ($495,398)          $9,429,676
                                                =================================================================================


 Note: "Restricted Subsidiaries" and "Unrestricted Subsidiaries" are defined in the Indenture for the Senior Subordinated Notes dated August 15, 1996.

                      CINEMARK USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                  (Unaudited)


                                                       Restricted             Unrestricted
                                                      Subsidiaries            Subsidiaries       Eliminations          TOTAL
OPERATIONS:
Net income                                              $9,429,676               $553,535        ($553,535)          $9,429,676
Noncash items in net income (loss):
   Depreciation                                         12,760,046              2,519,125               --           15,279,171
   Amortization                                            943,544                 68,289          (68,434)             943,399
   Deferred lease expenses                                 485,476                274,509               --              759,985
   Amortization of prepaid leases                               --                203,918               --              203,918
   Deferred income tax (expense) benefit                 1,053,491                     --               --            1,053,491
   Amortization of debt discount and premiums              (22,588)                    --               --              (22,588)
   Amortized compensation - stock option                   442,044                     --               --              442,044
   Equity in income (loss) of affiliate                 (1,204,983)              (343,471)         553,535             (994,919)
   Minority interests                                       54,863                 82,335               --              137,198
   Gain on sale of assets                                 (343,622)                   (40)              --             (343,662)
Cash from (used for) operating working capital          (1,765,703)             4,281,150               --            2,515,447
                                                     -----------------------------------------------------------------------------
      Net cash from (used for) operations               21,832,244              7,639,350          (68,434)          29,403,160

INVESTING ACTIVITIES:
   Additions to theatre properties                    (155,946,729)           (40,290,372)              --         (196,237,101)
   Sale of theatre properties                          133,802,332                     --               --          133,802,332
   Decrease (increase) in deferred issue costs
     and other assets                                  (10,671,371)             1,356,455           68,434           (9,246,482)
   Decrease in advances to affiliates                     (991,550)             3,748,209          893,036            3,721,695
                                                     -----------------------------------------------------------------------------
      Net cash used for investing activities           (33,735,317)           (35,185,708)         961,470          (67,959,555)

FINANCING ACTIVITIES:
   Issuance of Senior Subordinated Notes               103,950,000                     --               --          103,950,000
   Decrease in long-term debt                         (203,446,337)                    --               --         (203,446,337)
   Increase in long-term debt                          126,716,478              1,069,794               --          127,786,272
   Minority investment in subsidiaries, net              4,076,594              2,832,979               --            6,909,573
   Decrease in theatre development advance
   Cinemark USA investment in Cinemark International            --                893,036         (893,036)                  --
                                                     -----------------------------------------------------------------------------
      Net cash from financing activities                31,296,735              4,795,809         (893,036)          35,199,508

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        19,393,661            (22,750,549)              --           (3,356,888)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                   3,343,220             28,445,160               --           31,788,380
                                                     -----------------------------------------------------------------------------
   End of period                                        22,736,881             $5,694,611               --          $28,431,492
                                                     =============================================================================
SUPPLEMENTAL INFORMATION:
  Cash paid for interest                               $16,674,520             $1,092,982               --          $17,767,502
                                                     =============================================================================
  Cash paid for income taxes                            $3,495,845                     --               --           $3,495,845
                                                     =============================================================================


 Note: "Restricted Subsidiaries" and "Unrestricted Subsidiaries" are defined in the Indenture for the Senior Subordinated Notes dated August 15, 1996.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                                             CINEMARK USA, INC.
                                             Registrant

DATE:             August 12, 1998


                                             /Jeffrey J. Stedman/
                                             Jeffrey J. Stedman
                                             Senior Vice President and
                                             Chief Financial Officer