Form 10-Q
period 1998-09-30
CINEMARK USA INC /TX
filed 1998-11-13
CIK 885975

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

          1,500 shares of Class A Common Stock as of November 12, 1998
         183,814 shares of Class B Common Stock (including options to acquire 7,012 shares of Class B Common Stock exercisable
             within 60 days of such date) as of November 12, 1998

                       CINEMARK USA, INC. AND SUBSIDIARIES


                                      Index



                                                                           Page

PART I            FINANCIAL INFORMATION

         Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets
                    as of September 30, 1998 (unaudited)
                    and December 31, 1997                                    3

                    Condensed Consolidated Statements of Income
                    (unaudited) for the three and nine month
                    periods ended September 30, 1998 and 1997                4

                    Condensed Consolidated Statements of Cash
                    Flows (unaudited) for the nine month
                    periods ended September 30, 1998 and 1997                5

                    Notes to Condensed Consolidated Financial
                    Statements                                               6

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                               7


PART II                    OTHER INFORMATION


         Item 5.  Other Information                                          13


         Item 6(b).  Reports on Form 8-K                                     13

SIGNATURES                                                                   17

                       CINEMARK USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30             DECEMBER 31,
                                                                                   1998                     1997
                                                                               (Unaudited)
                                                                         --------------------------------------------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                          $20,610,114              $31,788,380
   Temporary cash investments                                                             341,156                  331,156
   Inventories                                                                          3,205,407                2,234,231
   Receivables from affiliates and other                                               35,840,695               31,452,216
                                                                         --------------------------------------------------
      Total current assets                                                             59,997,372               65,805,983

THEATER PROPERTIES AND EQUIPMENT                                                      786,292,472              644,192,945
   Less accumulated depreciation and amortization                                    (118,102,804)             (95,251,013)
                                                                         --------------------------------------------------
      Theater properties and equipment - net                                          668,189,668              548,941,932
OTHER ASSETS:
   Certificates of deposit                                                              3,305,708                1,525,852
   Investments in and advances to affiliates                                           21,109,486               23,931,120
   Intangible assets - net                                                              5,935,597                4,413,301
   Deferred charges and other - net                                                    22,302,686               16,978,652
                                                                         --------------------------------------------------
      Total other assets                                                               52,653,477               46,848,925
                                                                         --------------------------------------------------
      TOTAL                                                                          $780,840,517             $661,596,840
                                                                         ==================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                                   $1,076,342                 $380,730
   Accounts payable and accrued expenses                                               67,486,060               76,656,443
                                                                         --------------------------------------------------
      Total current liabilities                                                        68,562,402               77,037,173
LONG-TERM LIABILITIES:
   Senior credit agreements                                                           173,936,357              185,000,000
   Senior subordinated notes                                                          380,280,324              276,360,038
   Deferred lease expenses                                                             14,230,959               13,064,630
   Deferred gain and other                                                              8,152,122                2,483,533
   Deferred income taxes                                                               19,798,378               10,937,029
                                                                         --------------------------------------------------
      Total long-term liabilities                                                     596,398,140              487,845,230

MINORITY INTERESTS IN SUBSIDIARIES                                                     34,155,998               26,732,561
SHAREHOLDERS' EQUITY :
   Class A common stock, $.01 par value; 10,000,000 shares
    authorized, 1,500 shares issued and outstanding                                            15                       15
   Class B common stock, no par value; 1,000,000 shares
    authorized, 234,013 shares issued                                                  49,537,547               49,537,547
   Additional paid-in capital                                                          11,047,882               10,201,882
   Unearned compensation - stock options                                               (1,717,725)              (1,534,791)
   Retained earnings                                                                   65,998,410               47,096,688
   Treasury stock, 57,211 Class B shares at cost                                      (24,198,890)             (24,198,890)
   Cumulative foreign currency translation adjustment                                 (18,943,262)             (11,120,575)
                                                                         --------------------------------------------------
      Total shareholders' equity                                                       81,723,977               69,981,876
                                                                         --------------------------------------------------
      TOTAL                                                                          $780,840,517             $661,596,840
                                                                         ==================================================

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                               THREE MONTH ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                               1998              1997              1998             1997

REVENUES:
   Admissions                                                  $103,913,412      $76,284,636       $265,366,057     $205,767,673
   Concessions                                                   54,972,765       41,615,188        141,863,239      112,743,129
   Other                                                          5,738,849        3,307,938         12,591,513        8,470,150
                                                               ------------------------------------------------------------------
      Total                                                     164,625,026      121,207,762        419,820,809      326,980,952

COSTS AND EXPENSES:
   Cost of operations:
     Film rentals                                                51,194,951       39,697,328        131,905,040      103,625,591
     Concession supplies                                          9,392,262        7,055,929         22,922,612       17,240,657
     Salaries and wages                                          18,716,250       15,224,185         50,172,697       42,107,401
     Facility leases                                             16,814,790        9,900,498         44,280,349       28,302,633
     Advertising                                                  4,317,834        2,523,824         10,562,171        7,687,632
     Utilities and other                                         20,353,739       13,796,365         54,740,591       42,630,329
                                                               ------------------------------------------------------------------
           Total                                                120,789,826       88,198,129        314,583,460      241,594,243
     General and administrative expenses                          8,472,756        7,209,213         23,398,154       20,476,515
     Depreciation and amortization                                9,634,104       10,189,447         25,495,192       20,471,274
                                                               ------------------------------------------------------------------
           Total                                                138,896,686      105,596,789        363,476,806      282,542,032
                                                               ------------------------------------------------------------------
OPERATING INCOME                                                 25,728,340       15,610,973         56,344,003       44,438,920

OTHER INCOME (EXPENSE):
   Interest expense                                             (10,788,040)      (8,690,205)       (29,480,236)     (23,071,897)
   Amortization of debt issue cost                                 (168,429)        (178,469)          (529,911)        (527,487)
   Amortization of bond discount                                   (145,129)         (18,625)          (122,542)         (55,875)
   Interest Income                                                  345,721           43,525          2,527,511          547,756
   Other gains and losses                                             7,681          410,040          1,060,178          408,068
   Foreign currency exchange gain (loss)                           (389,956)         (47,411)        (1,098,791)         (71,095)
   Minority interests in subsidiaries                               552,832           45,065            415,634          113,232
   Equity in income of affiliates                                   205,837          524,507          1,200,756          957,906
                                                               ------------------------------------------------------------------
      Total                                                     (10,379,483)      (7,911,573)       (26,027,401)     (21,699,392)
                                                               ------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                       15,348,857        7,699,400         30,316,602       22,739,528
  AND EXTRAORDINARY ITEMS

INCOME TAXES                                                      5,876,811        3,406,449         11,414,880       10,257,330
                                                               ------------------------------------------------------------------

NET INCOME BEFORE EXTRAORDINARY ITEMS                             9,472,046        4,292,951         18,901,722       12,482,198

EXTRAORDINARY ITEMS
   Loss on early extinguishments of debt, net of
     income tax benefit of $42,054                                       --               --                 --          (55,746)
                                                               ------------------------------------------------------------------

NET INCOME                                                       $9,472,046       $4,292,951        $18,901,722       12,426,452
                                                               ==================================================================

EARNINGS PER SHARE

Net Income
     Basic                                                          $53.12           $23.92            $106.01           $69.23
     Diluted                                                        $50.78           $22.87            $101.33           $66.19
Basic:
   Weighted average common shares outstanding                       178,302          179,493            178,302          179,493
                                                               ===================================================================
Diluted:
   Weighted average common shares outstanding                       178,302          179,493            178,302          179,493
   Dilutive stock options                                             8,235            8,236              8,235            8,236
                                                               ------------------------------------------------------------------
   Adjusted weighted average common shares                          186,537          187,729            186,537          187,729
                                                               ==================================================================

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     1998                      1997
OPERATIONS:
Net Income                                                                            $18,901,722              $12,426,452
Noncash items in net income :
   Depreciation                                                                        24,385,578               19,656,382
   Amortization                                                                         1,109,614                1,347,502
   Deferred lease expenses                                                              1,166,329                1,719,885
   Deferred income tax expense                                                          8,861,349                  540,567
   Debt issued for accrued interest                                                                              2,850,100
   Amortization of debt premium and discounts                                             652,453
   Amortized compensation - stock options                                                 663,066                1,669,404
   Equity in income of affiliate                                                       (1,200,756)                (957,906)
   Minority interests                                                                    (415,634)                (113,232)
   Other gains                                                                             38,613                 (408,068)
Cash from (used for) operating working capital:
   Inventories                                                                           (971,176)                (623,428)
   Tax and other receivables                                                           (4,504,814)              (7,005,000)
   Accounts payable and accrued expenses                                               (9,627,967)              (6,896,839)
                                                                         --------------------------------------------------
      Net cash from operations                                                         39,058,377               24,205,819
INVESTING ACTIVITIES:
   Additions to theatre properties                                                   (284,656,008)            (125,842,263)
   Sale of theatre properties                                                         133,802,332
   Increase in deferred issue costs and other assets                                   (4,077,211)              (9,573,494)
   Decrease/(Increase) in advances to affiliates                                        4,022,390              (10,241,913)
                                                                         --------------------------------------------------
      Net cash (used for) investing activities                                       (150,908,497)            (145,657,670)
FINANCING ACTIVITIES:
   Issuance of Senior Subordinated Notes                                              103,950,000               77,250,000
   Decrease in long-term debt                                                        (203,446,337)             (79,148,172)
   Increase in long-term debt                                                         192,396,139              127,365,000
   Purchase of Treasury Stock                                                                                   (4,013,737)
   Minority investment in subsidiaries, net                                             7,839,071                1,075,131
                                                                         --------------------------------------------------
      Net cash from financing activities                                              100,738,873              122,528,222

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   (67,019)                      --

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (11,178,266)               1,076,371
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                 31,788,380               14,081,226
                                                                         --------------------------------------------------
   End of period                                                                      $20,610,114              $15,157,597
                                                                         ==================================================
SUPPLEMENTAL INFORMATION:
  Cash paid for interest                                                              $37,797,868              $24,644,847
                                                                         ==================================================
  Cash paid for income taxes                                                           $3,750,500               $6,935,511
                                                                         ==================================================

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       CINEMARK USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Interim Financial Statements

         The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these interim financial statements reflect all adjustments (which include only norma recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.

         These financial statements should be read in conjunction with the audited annual financial statements and the notes thereto for the year ended December 31, 1997 included in the Annual Report filed on Form 10-K by the Company under the Securities Exchange Act of 1934 on March 31, 1998.

         Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be achieved for the full year.


2.  FAS 130 - Comprehensive Net Income

     Beginning in 1998, the Company adopted SFAS 130 "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The following components are reflected in the Company's comprehensive income:

                                                     Three Months Ended                       Nine Months Ended
                                                       September 30,                            September 30,
                                                 1998                1997              1998               1997

Net income                                          $9,472,046         $4,292,951      $18,901,722       $12,426,452
Foreign currency                                       100,246            (1,320)       (7,822,687)          (34,015)
                                        ----------------------  ----------------- ------------------ ----------------
Comprehensive income                                $9,572,292         $4,291,631      $11,079,035       $12,392,437

                                        ======================  ================= ================== ================

3.  Reporting Segments

         The Company operates in a single industry as a motion picture exhibitor. The Company is a multinational corporation with consolidated operations in the United States, Mexico, Brazil and Ecuador. In prior years, foreign operations did not meet the requirements for disclosure. Information about the Company's operations in different geographic areas for the nine months ended September 30, 1998 is as follows:


                                                             Other Foreign
                                       United States         Subsidiaries          Eliminations     Consolidated
Total revenues                           $360,481,548            $60,649,099        ($1,309,838)         $419,820,809
                                 ==================== ====================== ========================================
Operating income                          $52,767,659             $3,576,344                              $56,344,003
                                 ==================== ====================== ========================================
Total assets                             $707,952,481           $165,464,487       ($92,576,451)         $780,840,517
                                 ==================== ====================== ========================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

    The following table presents certain income statement items as a percentage of revenues.

                                                       % of Revenues                       % of Revenues
                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                       September 30,
                                                      1998             1997             1998               1997
                                                --------------- --------------  -----------------  -----------------
Revenues:
  Admissions                                               63.1           63.0               63.2               62.9
  Concessions                                              33.4           34.3               33.8               34.5
  Other                                                     3.5            2.7                3.0                2.6
                                                            ---            ---                ---                ---
Total revenues                                            100.0          100.0              100.0              100.0
Cost of operations                                         73.4           72.8               74.9               73.8
General and administrative expenses                         5.2            5.9                5.6                6.3
Depreciation and amortization                               5.8            8.4                6.1                6.3
Operating income                                           15.6           12.9               13.4               13.6
Interest expense                                            6.6            7.2                7.0                7.1
Income before income taxes                                  9.3            6.4                7.2                7.0
Net income                                                  5.8            3.5                4.5                3.8

Revenues

    Revenues for the quarter ended September 30, 1998 increased to $164.6 million from $121.2 million for the quarter ended September 30, 1997, a 35.8% increase. The company generated revenues for the nine month period ended September 30, 1998 (the "1998 period") of $419.8 million compared to $327.0 million for the nine months ended September 30, 1997 (the "1997 period"). The increases in revenues are primarily attributable to an 31.5% increase in attendance in the third quarter of 1998 versus 1997, and a 27.6% increase in attendance for the 1998 period versus the 1997 period. The attendance increases are the result of the net addition of 446 screens since the third quarter of 1997. The increase in revenues are also due to a 7.0% increase in admission and concession revenues per patron in the third quarter of 1998 as compared to the third quarter of 1997, and a 5.0% increase in admission and concession revenues per patron in the 1998 period as compared to the 1997 period. Revenues per average screen increased 1.4% to $198,028 for the 1998 period from $195,329 for the 1997 period.

Cost of Operations

    Cost of operations, as a percentage of revenues, increased to 73.4% in the third quarter of 1998 from 72.8% in the third quarter of 1997. The increase as a percentage of revenues resulted from an increase in facility lease expense as a percentage of total revenues to 10.2% in the third quarter of 1998 from 8.2% in the third quarter of 1997 partially as a result of a sale leaseback transaction which occurred in the first quarter of 1998, an increase in advertising expense as a percentage of total revenues to 2.6% in the third quarter of 1998 from 2.0% in the third quarter of 1997, and an increase in utility and other operating costs as a percentage of total revenues to 12.4% in the third quarter of 1998 from 11.4% in the third quarter of 1997. These increases were partially offset by a decrease in film rental expense as a percentage of admission revenues to 49.3 in the third quarter of 1998 from

52.0% in third quarter of 1997, and a decrease in salaries and wages as a percentage of total revenues to 11.4% in the third quarter of 1998 from 12.6% in the third quarter of 1997.

        Cost of operations, as a percentage of revenues, increased to 74.9% in the 1998 period from 73.8% for the same period in 1997. The increase as a percentage of revenues resulted from an increase in concession expense as a percentage of concession revenues to 16.2% in the 1998 period from 15.3% in the 1997 period and an increase in facility costs as a percentage of total revenues to 10.6% in the 1998 period from 8.7% in the 1997 period partially as a result of the sale leaseback transaction which occurred in the first quarter of 1998. These increases were partially offset by a decrease in film rental expense as a percentage of admission revenues to 49.7% in the 1998 period from 50.4% in the 1997 period, and a decrease in payroll costs as a percentage of total revenues to 12.0% in the 1998 period from 12.9% in the 1997 period.

General and Administrative Expenses

    General and administrative expenses, as a percentage of revenues, decreased to 5.2% in the third quarter of 1998 from 5.9% in the third quarter of 1997. General and administrative expenses as a percentage of revenues also decreased in the nine month period ended September 30, 1998 to 5.5% from 6.3% for the same period in 1997. The decrease in general and administrative expenses as a percentage of revenues is reflective of the Company's expanding base of revenues due to continuing growth in the number of screens owned and operated by the Company.

Depreciation and Amortization

    Depreciation and amortization increased 18.5% to $9.6 million in the third quarter of 1998 from $8.1 million in the second quarter of 1998. For the 1998 period, depreciation and amortization increased 24.4% to $25.5 million from $20.5 million in the 1997 period. The increase is the result of the net addition (net of the sale leaseback transaction which occurred in the first quarter of 1998) of $184.2 million in theater property and equipment since the third quarter of 1997, a 38% increase. The difference in the percentage increase in depreciation and amortization compared to the increase in theater property and equipment is a result of the timing of when the additions were placed in service during the period.

Interest Expense

    Interest costs incurred, including amortization of debt discount and premium, and capitalized interest, increased 25.0% during the third quarter of 1998 to $12.0 million from $9.6 million in the third quarter of 1997. Interest costs incurred in the 1998 period, including amortization of debt discount and premium, and capitalized interest, increased 33.2% to $34.1 million from $25.6 million in the 1997 period. The increase in interest costs incurred for the third quarter and the 1998 period was due principally to an increase in average debt outstanding resulting from borrowings under the Company's credit facility, and the issuance of $105 million of Senior Subordinated Notes.

Income Taxes

    Income taxes increased to $5.9 million for the third quarter of 1998 from $3.4 million in the third quarter of 1997. Income taxes also increased to $11.4 million for the 1998 period from $10.3 million for the same period in 1997. The Company's effective tax rate for the first nine months of 1998 was 37.7% compared to 45.1% for the first nine months of 1997. The effective rate has decreased due to certain foreign subsidiaries reporting income for the 1998 period which have been offset by losses for which deferred tax assets were fully reserved in prior periods. Other permanent differences, primarily goodwill, have also decreased.

Net Income

    Net income of $9.5 million for the third quarter of 1998 included the consolidated net income of Cinemark International (net of minority interest) of $2.1 million. Net income of $4.3 million for the third quarter of 1997 included the consolidated net losses of Cinemark International (net of minority interest) of $500,000. Net income of $18.9 million for the 1998 period included the consolidated net income of Cinemark International (net of minority interest) of $3.4 million. Net income of $12.4 million for the 1997 period included the consolidated net losses of Cinemark International (net of minority interest) of $1.7 million.

Liquidity and Capital Resources

    The Company's revenues are collected in cash, primarily through box office receipts and the sale of concession items. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating
"float"  and  historically  has  not  required   traditional   working  capital
financing.

    The Company's theaters are typically equipped with modern projection and sound equipment, with approximately 80% of the screens operated by the Company having been built in the 1990's. The Company's investing activities have been principally in connection with new theater openings and acquisitions of existing theaters and theater circuits. As of November 12, 1998, the Company has opened eighteen theaters (334 screens)in the U.S. and has six additional theaters (89 screens) under construction and scheduled to open by the end of 1998. Certain of these theaters will be megaplexes which may cost in excess of $15 million per theater. The Company also plans to open approximately 350 screens in the U.S. in 1999. The Company currently estimates that its capital expenditures for the development of these approximately 750 screens in the U.S. in 1998 and 1999 will be approximately $450 million. As of November 12, 1998, the Company had expended approximately $240 million toward the development of these screens. The Company plans to fund capital expenditures for its development from cash flow from operations, borrowings under the Credit Facility and the sale and leaseback of theater properties. Actual expenditures for theatre development and acquisitions during 1998 and 1999 are subject to change based upon the availability of attractive opportunities for expansion of the Company's theater circuit.

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

    On February 12, 1998, the Company replaced its existing credit facility with a reducing, revolving credit agreement ("Credit Facility") through a group of banks for which Bank of America National Trust and Savings Association acts as Administrative Agent. The Credit Facility provides for loans to the Company of up to $350.0 million in the aggregate. The Credit Facility is a reducing revolving credit facility; therefore, at the end of each quarter during the calendar year 2001, 2002, 2003, 2004 and 2005, the aggregate commitment is reduced in the amount of $8,750,000, $11,812,500, $13,125,000, $12,031,000 and
$6,562,500, respectively. The Company is required to prepay all loans outstanding in excess of the aggregate commitment as reduced pursuant to the terms of the Credit Facility. Borrowings under the Credit Facility are secured by a pledge of a majority of the issued and outstanding capital stock of the Company. Pursuant to the terms of the Credit Facility, funds borrowed currently bear interest at a rate per annum equal to the Offshore Rate (as defined in the Credit Facility) or the Base Rate (as defined in the Credit Facility, as the case may be), plus the Applicable Margin (as defined in the Credit Facility). As of November 12, 1998, the Company had borrowed $135 million under the Credit Facility with the average interest rate on such borrowings being 6.5% per annum.

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

    In 1992, the Company formed Cinemark International, Inc. To develop and acquire theatres in international markets. As of November 12, 1998, Cinemark International operated 39 theaters (370 screens) principally in Latin America. The following table summarizes Cinemark International's holdings in each international market, the number of theaters and screens in such markets as of November 12, 1998, and the number of theaters and screens which are either under construction or scheduled to be under construction in 1998.


                           Year of      Ownership     Operating                       1998 Construction
Country                    Formation        %         Theaters/Screens                Theaters/Screens

Mexico                        1992          95%        15 theaters(153 screens)       4 theaters(34 screens)
Chile                         1992          50%         6 theaters (49 screens)       4 theaters(30 screens)
Argentina                     1995          25%         4 theaters (34 screens)       1 theater (10 screens)
Argentina                     1997          100%        -                             2 theaters(15 screens)
Brazil                        1996          60%         8 theaters (86 screens)       5 theaters(40 screens)
Ecuador                       1996          60%         2 theaters (16 screens)       -
Peru                          1996          50%         1 theater (12 screens)        -
Central America               1997          50%         3 theaters (20 screens)       4 theaters (25 screens)

Total                                                   39 theaters(370 screens)      20 theaters(154 screens)

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

    On November 18, 1997, Cinemark International executed a credit agreement with Bank of America National Trust and Savings Association for itself and as Administrative Agent as amended in December 1997 (the "Cinemark International Credit Agreement"). The Cinemark International Credit Agreement is a revolving credit facility and provides for a loan to Cinemark International of up to $30 million in the aggregate. The Cinemark International Credit Agreement is secured by a pledge of substantially all of the stock of Cinemark Mexico and an unconditional guaranty of Cinemark Mexico. Pursuant to the terms of the Cinemark International Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate (as defined in the Cinemark International Credit Agreement) or the Base Rate (as defined in the Cinemark International Credit Agreement) as the case may be, plus the Applicable Margin (as defined in the Cinemark International Credit Agreement). As of November 12, 1998 Cinemark International had borrowed $30 million under the Cinemark International Credit Agreement, the proceeds of which were used to repurchase all of the outstanding 12% Senior Subordinated PIK Notes of Cinemark Mexico. The effective interest rate on such borrowings as of November 12, 1998 is 6.7% per annum.

    On August 26, 1998, the Company formed Cinemark Investments Corporation for the purpose of financing its Brazilian operations by investing in foreign fixed rate notes issued by Cinemark LTDA, an indirect Brazilian subsidiary of the Company. On September 11, 1998, Cinemark Investments Corporation executed a credit agreement with Bank of America that provides Cinemark Investments Corporation up to $20 million in the aggregate under a revolving line of credit facility. The Cinemark Investments Corporation Credit Agreement is secured by an assignment of certain fixed rate notes issued by Cinemark LTDA to Cinemark Investments Corporation and an unconditional guarantee by Cinemark USA. Pursuant to the terms of the Cinemark Investments Corporation Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate or the Base Rate (both defined in the Cinemark Investments Corporation Credit Agreement) as the case may be. As of November 12, 1998 Cinemark Investments Corporation had borrowed $15 million under the Cinemark Investments Corporation Credit Agreement, the proceeds of which were used to purchase fixed rate notes bearing interest at 13.25%. The effective interest rate on such borrowings as of November 12, 1998 is 7.1% per annum.

Year 2000 Compliance

    The Company recognizes that the arrival of the Year 2000 poses a unique worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000, and, like other companies, has been assessing and updating its computer applications and business processes to ensure their continued functionality.

    The Year 2000 compliance effort is underway across the Company, and is following a process of assessment, modification and testing. At the present time, the necessary modifications to the day-to-day operating and reporting systems for all theaters (both those in the US and abroad) have been successfully completed to ensure Year 2000 compliance. With respect to the financial reporting and operational databases associated with the US Corporate office and the various International Corporate offices, the necessary modifications to ensure Year 2000 compliance are expected to be completed by December 31, 1998 and June 30, 1999, respectively. The costs to modify the existing systems to ensure Year 2000 compliance are expected to be less than $.1 million at the completion of the project.

    Since the core business of the Company centers around the collection of cash at the theater box office, an unanticipated Year 2000 computer failure should not have an adverse impact on the Company's ability to continue with day-to-day operations. The impact from a system failure from a practical standpoint should only affect the financial reporting and operational analysis that is presently performed at the Corporate office. In the most reasonably likely worst case scenario, the Company could return to a manual system of recording daily admissions revenues from a day-to-day operating standpoint.

    The Company operates a large number of geographically dispersed theaters and has a large supplier base and believes that this will mitigate any adverse impact. The Company has initiated formal communications with its significant suppliers, customers, and critical business partners to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own Year 2000 issues. The Company has taken steps to monitor the progress made by those parties, and intends to test critical system interfaces, as the Year 2000 approaches. The Company will develop appropriate contingency plans in the event that a significant exposure is identified relative to the dependencies on third-party systems. While the company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third-parties on which the Company relies will be converted in a timely manner, or that failure to properly convert by another Company would not have a material adverse effect on the Company.

    The Company is in process of formulating its contingency plan for the Year 2000 compliance issue and anticipates a completion date of 1999.

    The Company simultaneously purchased a new Year 2000 compliant financial reporting and distribution system that it expect to go live with sometime in 1999. The decision to purchase this new system at a cost of more than $1 million was made by management in order to effectively handle the increasing financial reporting and analysis needs of the Company in the years to come as the Company continues at its rapid growth rate.

Other Issues

    The Company intends that this report be governed by the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 (the "PSLR
Act") with respect to statements that may be deemed to be forward-looking statements under the PSLR Act. Such forward-looking statements may include, but are not limited to, the Company and any of its subsidiaries' long-term theater strategy. Actual results could differ materially from those indicated by such forward-looking statements due to a number of factors.

PART II.       Other Information


Item 5.        Other Information

               Supplemental schedules specified by the Senior Notes indenture:

                    Condensed Consolidating Balance Sheet
                    (unaudited) as of September 30, 1998

                    Condensed Consolidating Statement of
                    Income (unaudited) for the nine months
                    ended September 30, 1998

                    Condensed Consolidating Statement of Cash Flow (unaudited) for the nine months ended September 30, 1998


Item 6(b)      Reports on Form 8-K

               No reports have been filed by Registrant during the quarter for which this report is filed.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 1998
                                   (Unaudited)


                                                           Restricted           Unrestricted
                                                          Subsidiaries          Subsidiaries        Eliminations        TOTAL
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                    $15,393,861      $5,216,253                --        $20,610,114
   Temporary cash investments                                            --         341,156                --            341,156
   Inventories                                                    1,820,942       1,384,465                --          3,205,407
   Receivables from affiliates and other                         24,541,172      31,344,406       (20,044,883)        35,840,695
                                                      ---------------------------------------------------------------------------
      Total current assets                                       41,755,975      38,286,280       (20,044,883)        59,997,372

THEATER PROPERTIES AND EQUIPMENT                                673,719,546     112,572,926                --        786,292,472
   Less accumulated depreciation and amortization              (109,666,120)     (8,436,684)               --       (118,102,804)
                                                      ---------------------------------------------------------------------------
      Theater properties and equipment - net                    564,053,426     104,136,242                --        668,189,668
OTHER ASSETS:
   Certificates of deposit                                        2,365,537         940,171                --          3,305,708
   Investments in and advances to affiliates                     76,440,688      17,200,366       (72,531,568)        21,109,486
   Intangible assets - net                                        5,935,597              --                --          5,935,597
   Deferred charges and other - net                              17,401,258       4,901,428                --         22,302,686
                                                      ---------------------------------------------------------------------------
      Total other assets                                        102,143,080      23,041,965       (72,531,568)        52,653,477
                                                      ---------------------------------------------------------------------------
      TOTAL                                                    $707,952,481    $165,464,487      ($92,576,451)      $780,840,517
                                                      ===========================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                               $333,006        $743,336                --         $1,076,342
   Accounts payable and accrued expenses                         56,530,836      33,464,297       (22,509,073)        67,486,060
                                                      ---------------------------------------------------------------------------
      Total current liabilities                                  56,863,842      34,207,633       (22,509,073)        68,562,402
LONG-TERM LIABILITIES:
   Senior credit agreement                                      143,936,357      30,000,000                --        173,936,357
   Senior subordinated notes - Cinemark USA, Inc.               380,280,324              --                --        380,280,324
   Deferred lease expenses                                       13,357,168         873,791                --         14,230,959
   Deferred gain and other                                        6,600,563       1,551,559                --          8,152,122
   Deferred income taxes                                         19,180,172         618,206                --         19,798,378
                                                      ----------------------------------------------------------------------------
      Total long-term liabilities                               563,354,584      33,043,556                --        596,398,140

MINORITY INTERESTS IN SUBSIDIARIES                                6,010,078      28,145,920                --         34,155,998
SHAREHOLDERS' EQUITY:
   Class A common stock, $.01 par value; 10,000,000 shares
    authorized, 1,500 shares issued and outstanding                      15              --                --                 15
   Class B common stock, no par value; 1,000,000 shares
    authorized, 233,176 shares issued                            49,537,547           1,000            (1,000)        49,537,547
   Additional paid-in capital                                    11,047,882      91,973,880       (91,973,880)        11,047,882
   Unearned compensation - stock options                         (1,717,725)          2,520            (2,520)        (1,717,725)
   Retained earnings (deficit)                                   65,998,410      (3,739,116)        3,739,116         65,998,410
   Treasury stock, 57,211 Class B shares                        (24,198,890)             --                --        (24,198,890)
   Cumulative foreign currency translation adjustment           (18,943,262)    (18,170,906)       18,170,906        (18,943,262)
                                                      ----------------------------------------------------------------------------
      Total shareholders' equity                                 81,723,977      70,067,378       (70,067,378)        81,723,977
                                                      ----------------------------------------------------------------------------
      TOTAL                                                    $707,952,481    $165,464,487      ($92,576,451)      $780,840,517
                                                      ============================================================================

Note: "Restricted Subsidiaries" and "Unrestricted Subsidiaries" are defined in the Indenture for the Senior Subordinated Notes dated August 15, 1996.


                       CINEMARK USA, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)




                                                      Restricted           Unrestricted
                                                     Subsidiaries          Subsidiaries        Eliminations           TOTAL

REVENUES:
   Admissions                                         $225,017,193           $40,348,864                --         $265,366,057
   Concessions                                         123,755,428            18,107,811                --         $141,863,239
   Other                                                11,708,927             2,192,424        (1,309,838)         $12,591,513
                                                    ----------------------------------------------------------------------------
      Total                                            360,481,548            60,649,099        (1,309,838)        $419,820,809

COSTS AND EXPENSES:
   Cost of operations:
     Film rentals                                      113,263,603            18,641,437                --          131,905,040
     Concession supplies                                17,003,036             5,919,576                --           22,922,612
     Salaries and wages                                 44,649,354             5,523,343                --           50,172,697
     Facility leases                                    38,297,969             5,982,380                --           44,280,349
     Advertising                                         8,332,369             2,229,802                --           10,562,171
     Utilities and other                                46,117,294             8,623,297                --           54,740,591
                                                    ----------------------------------------------------------------------------
      Total                                            267,663,625            46,919,835                --          314,583,460
   General and administrative expenses                  18,908,048             5,799,944        (1,309,838)          23,398,154
   Depreciation and amortization                        21,142,216             4,352,976                --           25,495,192
                                                    ----------------------------------------------------------------------------
      Total                                            307,713,889            57,072,755        (1,309,838)         363,476,806
                                                    ----------------------------------------------------------------------------
OPERATING INCOME                                        52,767,659             3,576,344                --           56,344,003

OTHER INCOME (EXPENSE):
   Interest expense                                    (27,025,595)           (2,454,641)               --          (29,480,236)
   Amortization of debt issue costs                       (483,036)              (46,875)               --             (529,911)
   Amortization of debt discount/premium                  (122,542)                   --                --             (122,542)
   Interest Income                                         940,501             1,587,010                --            2,527,511
   Other gains (losses)                                  1,017,403                42,775                --            1,060,178
   Foreign currency exchange loss                               --            (1,098,791)               --           (1,098,791)
   Minority interests                                     (267,887)              683,521                --              415,634
   Equity in income of affiliates                        3,323,150             1,305,940        (3,428,334)           1,200,756
                                                   ------------------------------------------------------------------------------
      Total                                            (22,618,006)               18,939        (3,428,334)         (26,027,401)
                                                   ------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                              30,149,653             3,595,283        (3,428,334)          30,316,602

INCOME TAXES                                            11,247,931               166,949                --           11,414,880
                                                   ------------------------------------------------------------------------------

NET INCOME                                             $18,901,722            $3,428,334       ($3,428,334)         $18,901,722
                                                   ==============================================================================

   Note: "Restricted Subsidiaries" and "Unrestricted Subsidiaries" are defined in the Indenture for the Senior Subordinated Notes dated August 15, 1996.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)




                                                                  Restricted        Unrestricted
                                                                  Subsidiaries      Subsidiaries     Eliminations      TOTAL
OPERATIONS:
Net income                                                           $18,901,722       $3,428,334    ($3,428,334)    $18,901,722
Noncash items in net income:
   Depreciation                                                       20,032,602        4,352,976             --      24,385,578
   Amortization                                                          736,102          373,512             --       1,109,614
   Deferred lease expenses                                               887,038          279,291             --       1,166,329
   Deferred income tax benefit                                         8,243,144          618,205             --       8,861,349
   Amortization of debt discount and premiums                            605,578           46,875             --         652,453
   Amortized compensation - stock option                                 663,066               --             --         663,066
   Equity in income (loss) of affiliate                               (3,323,150)      (1,305,940)     3,428,334      (1,200,756)
   Minority interests                                                    267,887         (683,521)            --        (415,634)
   Other gains                                                        (1,017,403)       1,056,016             --          38,613
Cash from(used for) operating working capital:                                --               --             --              --
   Inventories                                                          (178,087)        (793,089)            --        (971,176)
   Tax and other receivables                                         (15,381,030)      10,876,216             --      (4,504,814)
   Accounts payable and accrued expenses                             (13,346,322)       3,718,355             --      (9,627,967)
                                                           -----------------------------------------------------------------------

      Net cash from (used for) operations                             17,091,147       21,967,230             --      39,058,377

INVESTING ACTIVITIES:
   Additions to theatre properties                                  (238,016,177)     (46,639,831)            --    (284,656,008)
   Sale of theatre properties                                        133,802,332               --             --     133,802,332
   Decrease (increase) in deferred issue costs and other assets        1,925,262       (6,002,473)            --      (4,077,211)
   Decrease (increase) in advances to affiliates                         512,598        3,509,792             --       4,022,390
                                                           -----------------------------------------------------------------------

      Net cash used for investing activities                        (101,775,985)     (49,132,512)            --    (150,908,497)

FINANCING ACTIVITIES:
   Issuance of Senior Subordinated Notes                             103,950,000               --             --     103,950,000
   Decrease in long-term debt                                       (203,446,337)              --             --    (203,446,337)
   Increase in long-term debt                                        190,963,576        1,432,563             --     192,396,139
   Minority investment in subsidiaries, net                            5,335,259        2,503,812             --       7,839,071
   Decrease in theatre development advance                                    --               --             --              --
   Cinemark USA investment in Cinemark International                          --               --             --              --
      Net cash from financing activities                              96,802,498        3,936,375             --     100,738,873

Effect of exchange rate changes on cash                                  (67,019)              --             --         (67,019)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      12,050,641      (23,228,907)            --     (11,178,266)
CASH AND CASH EQUIVALENTS:                                                    --               --             --              --
   Beginning of period                                                 3,343,220       28,445,160             --      31,788,380
                                                           ----------------------------------------------------------------------

   End of period                                                      15,393,861       $5,216,253             --     $20,610,114
                                                           ======================================================================
SUPPLEMENTAL INFORMATION:
  Cash paid for interest                                             $36,172,819       $1,625,049             --     $37,797,868
                                                           =====================================================================
  Cash paid for income taxes                                          $3,750,500               --             --      $3,750,500
                                                           ======================================================================

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

DATE:     November 12, 1998


                                                  /Jeffrey J. Stedman/
                                                  Jeffrey J. Stedman
                                                  Senior Vice President and
                                                  Chief Financial Officer