Form 10-K405
period 1998-12-31
CINEMARK USA INC /TX
filed 1999-03-31
CIK 885975

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



FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998        COMMISSION FILE NOS. 33-47040
                                                                       333-11895
                                                                       333-45417

                               CINEMARK USA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            TEXAS                                                 75-2206284
 (STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

        3900 DALLAS PARKWAY
            SUITE 500
           PLANO, TEXAS                                              75093
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

       Registrant's Telephone Number, including area code: (972) 665-1000

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

                              [X]     [ ________ ]

     As of March 30, 1999, 1,500 shares of Class A Common Stock and 183,482 shares of Class B Common Stock (including options to acquire 6,620 shares of Class B Common Stock exercisable within 60 days of such date) were outstanding.

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I..........................................................................................................1
     Item 1:   Business.........................................................................................1
               (a)  General Development of Business.............................................................1
               (b)  Financial Information About Industry Segments...............................................2
               (c)  Narrative Description of Business...........................................................2
     Item 2:   Properties.......................................................................................12
     Item 3:   Legal Proceedings................................................................................13
     Item 4:   Submission of Matters to a Vote of Security Holders..............................................14

PART II.........................................................................................................14
     Item 5:   Market for Registrant's Common Equity and Related Stockholder Matters............................14
     Item 6:   Selected Financial Data..........................................................................14
     Item 7:   Management's Discussion and Analysis of Financial Condition and Results of Operation.............18
     Item 7A:  Quantitative and Qualitative Disclosures About Market Risk ......................................27
     Item 8:   Financial Statements and Supplementary Data......................................................28
     Item 9:   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............28

PART III........................................................................................................28
     Item 10:  Directors and Executive Officers of the Registrant...............................................28
     Item 11:  Executive Compensation.......................................................................... 32
     Item 12:  Security Ownership of Certain Beneficial Owners and Management.................................. 36
     Item 13:  Certain Relationships and Related Transactions.................................................. 39

PART IV........................................................................................................ 41
     Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................ 41
               (a)  Documents filed as part of this Report..................................................... 41
               (b)  Reports on Form 8-K........................................................................ 41
               (c)  Exhibits................................................................................... 41
               (d)  Financial Statement Schedules.............................................................. 42

                                     PART I

Item 1:  Business.

(a)  General Development of Business.

CONTINUED EXPANSION

     The Company is the fifth largest motion picture exhibitor in North America in terms of the number of screens in operation. At March 30, 1999, the Company operated 2,377 screens in 233 theatres located in 31 states, Canada, Chile, Mexico, Brazil, Argentina, Peru, El Salvador, Ecuador, Costa Rica and Honduras consisting of 2,016 screens in 187 "first run" theatres and 361 screens in 46 "discount" theatres. Of the Company's 2,377 screens, 1,869 (or 79%) were built by the Company during the 1990's, and, as a result, the Company believes it operates one of the most modern theatre circuits in the industry. All of the Company's theatres are multiplex facilities with approximately 96% of the Company's screens located in theatres of six or more screens. The Company believes that its ratio of screens to theatres ( 10.2 to 1 at March 30, 1999) is the second highest of the ten largest theatre circuits in the U.S. and is more than 50% higher than the industry average. From its fiscal year ended December 31, 1992 through the fiscal year ended December 31, 1998, the Company has increased consolidated revenues approximately 193% from $194.7 million to $571.2 million and has increased EBITDA (as defined herein) approximately 244% from $32.1 million to $110.3 million.

     The Company maintains its principal executive offices at 3900 Dallas Parkway, Suite 500, Plano, Texas 75093. Its telephone number at such address is
(972) 665-1000.

FOREIGN DEVELOPMENTS

     In 1998, the Company opened, through its subsidiaries, 26 theatres (255 screens) outside of the U.S. At March 30, 1999, the Company operated 56 theatres (504 screens) in Chile, Mexico, Brazil, Argentina, Peru, Ecuador, El Salvador, Costa Rica and Honduras. Additionally, the Company operates two discount theatres (24 screens) in Alberta, Canada. All of the theatres operated outside of the United States (other than Canada) are "first run" theatres which the Company believes are among the most modern in the international market. The Company's ratio of screens to theatres in these international markets is nine to one at March 30, 1999.

     In August 1998, the Company formed Cinemark Investments Corporation for the purpose of financing its Brazilian operations by investing in foreign fixed rate notes issued by Cinemark Brasil S.A., an indirect Brazilian subsidiary of the Company. In September 1998, Cinemark Investments Corporation executed a credit agreement with Bank of America that provides Cinemark Investments Corporation up to $20 million, in the aggregate, under a revolving line of credit facility (the "Cinemark Investments Credit Agreement"). The Cinemark Investments Credit Agreement is secured by an assignment of certain fixed rate notes issued by Cinemark Brasil S.A. to Cinemark Investments Corporation and an unconditional guarantee by the Company. Pursuant to the terms of the Cinemark Investments Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate or the Base Rate (both defined in the Cinemark Investments Credit Agreement) as the case may be. As of March 30, 1999, Cinemark Investments Corporation had borrowed $20 million under the Cinemark Investments Credit Agreement, the proceeds of which were used to purchase fixed rate notes issued by Cinemark Brasil S.A. bearing interest at 13.25%. The average effective interest rate on such borrowings as of March 30, 1999 is 7.1% per annum.

     In September 1998, Cinemark International entered into a joint venture agreement with Core Pacific Ltd. to develop state-of-the-art multiplex theatres in Taiwan, Republic of China. The joint venture will conduct its business through Cinemark-Core Pacific Ltd. which is 50.1% owned by Cinemark International and 49.9% owned by Core Pacific Ltd. Cinemark-Core Pacific Ltd. expects to open or begin construction on four theatres (32 screens) during 2000.

     In November 1998, Cinemark Mexico (USA), Inc. ("Cinemark Mexico") executed a credit agreement with Bank of America National Trust and Savings Association for itself and as Administrative Agent (the "Cinemark Mexico Credit Agreement"). The Cinemark Mexico Credit Agreement is a revolving credit facility and provides for a loan to Cinemark Mexico of up to $30 million in the aggregate. The Cinemark Mexico Credit Agreement is secured by a pledge of 65% of the stock of Cinemark de Mexico S.A. de C.V. and an unconditional guaranty by the Company. Pursuant to the terms of the Cinemark Mexico Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate or the Base Rate (as defined in the Cinemark Mexico Credit Agreement), as the case may be, plus the Applicable Margin (both defined in the Cinemark Mexico Credit Agreement). Cinemark Mexico borrowed $30 million under the Cinemark Mexico Credit Agreement, the proceeds of which were used to repay an intercompany loan of Cinemark Mexico from Cinemark International. Cinemark International used the proceeds of such repayment to repay all outstanding indebtedness under its then existing credit facility with Bank of America National Trust and Savings. The effective interest rate on such borrowings as of March 30, 1999 is 6.2% per annum.

     In December 1998, Cinemark International entered into a joint venture agreement with Casa Editorial El Tiempo S.A., Tempora S.A. and Prodiscos S.A. to develop state-of-the-art multiplex theatres in Colombia. The joint venture will conduct its business through Cinemark Colombia S.A. which is owned 50.1% by Cinemark International and the remaining 49.9% is collectively owned by Casa Editorial El Tiempo S.A., Tempora S.A. and Prodiscos S.A. Cinemark Colombia S.A. expects to begin construction on four theatres (53 screens) during 2000.

     During most of 1998, Cinemark International indirectly owned 50% of Cinemark Chile S.A., owned 50% of Cinemark Investments Argentina S.A. and directly owned 50% of Cinemark del Peru S.A. The remaining ownership of these entities was owned by Conate S.A. and affiliates (the "Chilean Partners"). In November 1998, Cinemark International acquired the remaining 50% of Cinemark Investments Argentina S.A. held by the Chilean Partners for an aggregate purchase price of $6.8 million. The Company acquired the remaining 50% of Cinemark del Peru S.A. held by the Chilean Partners for an aggregate purchase price of $5.5 million. The 50% interest in Cinemark del Peru S.A. held by Cinemark International was transferred to the Company in January 1999. In December 1998, the Company purchased 45% of Cinemark Chile owned by the Chilean Partners for an aggregate purchase price of $7.6 million.


(b)  Financial Information About Industry Segments.

     The Company is a unitary business as described above and as a result does not break out its business into industry segments.


(c)  Narrative Description of Business.

GENERAL

THE COMPANY

     The Company is the fifth largest motion picture exhibitor in North America in terms of the number of screens in operation. In 1998, the Company opened an aggregate of 46 theatres (554 screens) in the United States and internationally and acquired six theatres (80) screens in the United States, including three theatres (37 screens) that were managed by the Company acquired from affiliates. At March 30, 1999, the Company operated 2,377 screens in 233 theatres located in 31 states, Canada, Chile, Mexico, Brazil, Argentina, Peru, El Salvador, Ecuador, Costa Rica and Honduras consisting of 2,016 screens in 187 "first run" theatres and 361 screens in 46 "discount" theatres. Of the Company's 2,377 screens, 1,859 (or 79%) were built by the Company during the 1990's, and, as a result, the Company believes it operates one of the most modern theatre circuits in the industry. All of the Company's theatres are multiplex facilities with approximately 96% of the Company's screens located in theatres of six or more screens. The Company believes that its ratio of screens to theatres (10.2 to 1 at March 30, 1999) is the second highest of the ten largest theatre circuits in the U.S. and is more than 50% higher than the industry average. From its fiscal year ended December 31, 1992 through the fiscal year ended December 31, 1998, the Company has increased consolidated revenues approximately 193% from $194.7 million to $571.2 million and has increased EBITDA (as defined herein) approximately 244% from $32.1 million to $110.3 million.

     The Company is an industry leader in new theatre construction and operation and, according to industry sources, has constructed more screens than any other exhibitor during the 1990s. The Company believes the attractiveness, comfort and viewing experience provided by its modern facilities result in the Company's theatres more often being the preferred destination for moviegoers in its markets.

     The Company is actively participating in the ongoing trend toward the development of larger multiplexes, commonly referred to as "the rescreening of America." The Company's management experience and financial flexibility permit it to introduce larger multiplex theatre facilities into areas previously served by smaller theatres, thereby capturing moviegoers who seek more attractive surroundings, wider variety of films, better customer service, shorter lines, more convenient parking and a greater choice of seating to view popular movies. The Company's larger multiplex facilities increase per screen revenues and operating margins and enhance its operating efficiencies. Such theatres enable the Company to present films appealing to several segments of the moviegoing public while serving patrons from common support facilities (such as box office, concession areas, rest rooms and lobby). In addition, larger multiplex facilities provide the Company with greater flexibility in staffing, movie scheduling and equipment utilization while reducing congestion throughout the theatre. Larger multiplex facilities also provide increased flexibility in determining the length of time a film will run. The Company can lengthen the run of a film by switching it to a smaller auditorium after peak demand has subsided and has the potential to generate higher profits as film license agreements typically provide for a lower film rent to be paid later in a film's run.

OVERVIEW OF THE THEATRE INDUSTRY

     As of May 1, 1998, the theatre exhibition industry in the U.S. is comprised of approximately 531 exhibitors, approximately 142 of which operate more than ten screens. As of May 1, 1998, the 5 largest exhibitors (in terms of number of screens) operated approximately 37% of the total screens.

     U.S. box office sales of approximately $6.9 billion in 1998 was the sixth consecutive record year for the industry. Additionally, overall attendance has achieved record levels in each of the last three years, growing at a 3.5% compounded annual rate. The Company believes the primary reason for the record years is the increased investment in production and marketing of films as well as the rescreening of America that is currently underway. The following table represents the results of a survey by the National Association of Theatre Owners outlining the historical trends in U.S. theatre attendance, average ticket prices and box office sales for the last nine years.

                                                                  U.S. Box
                               Attendance        Average         Office Sales
                  Year         (Millions)        Ticket Price    (Millions)
                  1990         1,189             $4.225           $5.022
                  1991         1,141             $4.211           $4.803
                  1992         1,173             $4.152           $4.871
                  1993         1,244             $4.143           $5.154
                  1994         1,292             $4.178           $5.386
                  1995         1,263             $4.351           $5.494
                  1996         1,339             $4.416           $5.912
                  1997         1,388             $4.587           $6.366
                  1998         1,481             $4.690           $6.949

    Theatrical exhibition is the primary distribution channel for new motion picture releases. The Company believes the successful theatrical release of a movie abroad and in "downstream" distribution channels, such as home video and pay-per-view, network and syndicated television, is largely dependent on its successful theatrical release in the U.S. The Company further believes the emergence of new motion picture distribution channels has not adversely affected attendance at theatres and these distribution channels do not provide an experience comparable to the out-of-home experience of viewing a movie in a theatre. The Company believes the public will continue to recognize the advantages of viewing a movie on a large screen with superior audio and visual quality, while enjoying a variety of concessions and sharing the experience with a large audience.

    The Company believes that as a result of increased revenues from the successful release of films in both movie theatres and other distribution channels, major film production companies have increased and will continue to increase the number of films being produced. Film producers have increased their revenues from these distribution channels by approximately 259% since 1985 to $21.2 billion in 1997. The increased revenue potential from film distribution in recent years can be attributed to increased demand resulting from the domestic and international growth of the movie theatre industry and the home video industry, and the significantly increased channel capacity created by enhanced cable and satellite-based transmission systems. Moreover, the Company believes independent producers and distributors, such as Gramercy Pictures, Turner Pictures (which includes New Line Cinemas and Castle Rock Entertainment) and Dreamworks SKG, the highly-publicized partnership among Jeffrey Katzenberg, Steven Spielberg and David Geffen, should help increase motion picture production. Additionally, increased revenues permit major film production companies to create "event" films such as Jurassic Park, Independence Day, Titanic and Armageddon, which utilize the latest advances in computer technology to enhance production quality and special effects. The Company believes an increasing supply of quality feature films and "event" films exhibited with advanced projection and stereo sound equipment such as Digital Theatre Sound Systems, Dolby Digital Sound and Sony Dynamic Digital Sound will enhance the moviegoing experience and will increase the theatre attendance of exhibitors with modern multiplex theatres designed to exhibit such motion pictures.

     Increased international distribution is also producing important sources of revenue for film distributors and growth opportunities for exhibitors. In 1998, total international box office receipts were $6.8 billion, representing a 10.2% compound annual growth rate since 1994. The Company believes many international markets for theatrical exhibition have historically been underserved due to antiquated and/or run-down theatres, and international markets will continue to experience rapid growth as additional multiplex theatres are introduced.

    In addition, the Company believes certain demographic trends favor the theatre exhibition industry. Information obtained from the U.S. Bureau of Census indicates the number of 12 to 20 year olds in the U.S., the largest moviegoing segment of the population, is projected to grow an aggregate of 9.2% through the year 2005. Furthermore, according to MPAA, the number of patrons over 40 years old as a percentage of the total movie audience has more than doubled from approximately 14% in 1986 to approximately 33% in 1997. The Company believes film producers have recognized the importance of this segment of the population and are producing an increased number of films primarily targeted to this more mature audience, including films such as Forrest Gump, Apollo 13, Sense and Sensibility, As Good as it Gets and Patch Adams.

BUSINESS STRATEGY

    The Company intends to continue to grow through new theatre development by applying the same techniques it has implemented since it was founded. The Company believes it is unique among major theatre exhibitors in the development and execution of the following domestic and international new build business strategy:

    Continue to build in underserved markets. The Company intends to continue to build modern multiplex facilities in underserved mid-sized markets as well as megaplex entertainment facilities in major metropolitan areas. In such markets the Company frequently will be the sole or leading exhibitor in terms of first run screens operated within a film zone. The Company believes it gains maximum access to film product, and thereby realizes a competitive advantage, by locating its modern multiplex theatres in new and existing film zones where little or no competition for film product exists. The Company intends to continue to expand its construction of larger "megaplex" entertainment centers in major metropolitan areas which are typically 50,000 square-feet or larger complexes having 14 or more screens with screens up to 75 feet in the largest auditoriums and also feature stadium seating, digital sound, restaurant and coffee bar and a large video arcade. The Company currently operates 49 megaplex entertainment centers (797 screens).

    Continue to maintain discount theatre niche. The Company intends to maintain its discount theatre operations (admission of $1 to $2 per ticket) to serve patrons who miss a film during its first run exhibition or who may not be able to afford to attend first run theatres on a frequent basis. The Company believes its discount theatres allow it to serve these segments of the total moviegoing population, increasing the number of potential customers beyond traditional first run moviegoers. The Company's multiplex discount theatres offer many of the same amenities as its first run theatres, including wall-to-wall screens, comfortable seating with cupholder armrests, digital sound, multiple concession stands and a video game room. The Company's discount theatres generally have higher attendance, lower film costs and a greater proportion of concession revenues than its first run theatres. As of March 30, 1999, approximately 16% of the Company's screens were housed in discount theatres.

    Develop modern American-style theatres in underserved international markets. The Company intends to continue to develop multiplex theatres directly or through joint venture arrangements with local partners in underserved international markets. The Company's activities to date in international markets have been primarily directed toward Latin America, which the Company believes is severely underscreened and is still typically served by one- and two-screen theatres which are often antiquated and/or run-down. The Company believes the same economic factors giving rise to the multiplex rescreening trend in the U.S. are similarly applicable to international markets. The Company believes it was the first U.S. circuit to open American-style modern multiplex theatres in Chile and Mexico, and has begun developing multiplex theatres directly or through joint venture arrangements with local partners in Argentina, Brazil, Peru, Ecuador, El Salvador and Costa Rica.

OPERATIONS

    The Company's corporate office, which employed approximately 248 individuals as of March 30, 1999, is responsible for theatre development and site selection, lease negotiation, theatre design and construction, film licensing and settlements, concession vendor negotiations and financial and accounting activities. The Company's domestic theatre operations are divided into six geographic divisions, each of which is headed by a regional leader. The Company's regional leaders have an average of 10 years experience in the movie theatre industry and each is responsible for supervising approximately 15% of the Company's theatre managers. Theatre managers are responsible for the day-to-day operations of the Company's theatres including optimizing staffing, developing innovative theatre promotions, preparing movie schedules, purchasing concession inventory, maintaining a clean and functioning facility and training theatre staff.

    To maintain quality and consistency within the Company's theatres, the Company conducts regular inspections of each theatre and operates a program which involves unannounced visits by unidentified customers who report on the quality of service, film presentation and cleanliness of the theatre and has created an innovative training program to address significant training issues. The training program, appropriately named "Mecca of Innovative Training or "MIT", focuses on operational issues inherent in running multiplex theatres. Training is held at the Company's training center in Dallas, Texas. Week long courses are attended by up to twenty theatre managers focusing on maintaining current established standards for uniformity and consistency in the Company's operations as well as providing a brainstorming platform for participants to increase future performance. The Company has developed three courses that both its domestic and international managers attend as they advance with the Company.

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

    The Company has traditionally designed its multiplex theatres with bright colors, neon, tile and marble and state-of-the-art technology, to create a festive and memorable experience for the customer. In 1998, the Company commenced a new branding campaign featuring a new Cinemark logo and theatre design. New art deco graphic treatments and colors have been applied to the Cinemark name and theatres. Richly hued reds and gold have replaced the traditional bright colors; reminiscent of the golden age of Hollywood. Additionally, the Company has designed several prototype theatres, each of which can be adapted to suit the size requirements of a particular location and the availability of parking and to respond to competitive factors or specific area demographics. The Company believes the fully designed prototypes result in significant construction and operating cost savings. More importantly, the Company believes construction and operation of high quality theatres provides significant competitive advantages as theatre patrons, and therefore film distributors, seek clean, conveniently located, modern facilities with state-of-the-art equipment.

    The Company's theatres typically contain auditoriums consisting of 100 to 400 seats each and feature wall-to-wall screens, high back rocking chairs with cupholder armrests, digital sound, multiple concession stands and video game rooms. The Company's megaplex facilities typically will exceed 50,000 square feet, feature 14 or more screens with 75 foot screens in the largest auditoriums, stadium seating, digital sound, a pizzeria, a coffee bar and a large video arcade room. The Company believes stadium style auditoriums with digital sound provide an entertainment experience which is superior to that available at a conventional theatre. Jurassic Park, released in the summer of 1993, was the first major motion picture to utilize digital sound. The majority of the films produced in 1997 and 1998 had digital soundtracks available as an alternative to the standard stereo soundtrack. More than 90% of the Company's first run theatres have one or more auditoriums with digital sound capabilities, and the Company is continuing to add digital sound capabilities.

Film Licensing

    Films are typically licensed from film distributors owned by major film production companies and from independent film distributors that distribute films for smaller production companies. For first run films, film distributors typically establish geographic zones and offer each available film to all theatres in a zone. The size of a film zone is generally determined by the population density, demographics and box office potential of a particular market or region, and can range from a radius of three to five miles in major metropolitan and suburban areas to up to 15 miles in small towns. The Company currently operates theatres in approximately 122 first run film zones. Each film, regardless of the distributor, is generally licensed to only one theatre in each zone. New film releases are licensed at the discretion of the film distributors on an allocation or previewed bid basis. In film zones where the Company has little or no competition, the Company selects those pictures it believes will be most successful. In film zones where the Company faces competition, the Company usually licenses films on an allocation basis. Under an allocation process, a particular distributor will rotate films among exhibitors, typically providing movies to competing exhibitors solely based on the order of their release. For second run films, film distributors establish availability on a market-by-market basis after the completion of exhibition at first run theatres and permit each theatre within a market to exhibit such films without regard to film zones.

    The Company licenses films through its booking office located at the Company's corporate headquarters in Plano, Texas. All of the major motion picture studios and distributors also maintain offices in the Dallas, Texas metropolitan area. The Company's film bookers have significant experience in the theatre industry and have developed long-standing relationships with the film distributors. Each film booker is responsible for a geographic region and maintains relationships with representatives of each of the major motion picture studios and distributors having responsibility for their respective geographic regions. The Company licenses films from all of the major distributors and is not dependent on any one studio for motion picture product.

    Prior to negotiating for a film license, the Company's booking personnel evaluate the prospects for the film. The criteria considered for each film include cast, director, plot, performance of similar films, estimated film rental costs, expected MPAA rating and the outlook for other upcoming films. Successful licensing depends upon knowledge of the tastes of local residents.

    A film license typically specifies a rental fee to be paid to the distributor based on the higher result of either a gross receipts formula or a theatre admissions revenue sharing formula. Under a gross receipts formula, the distributor receives a specified percentage of box office receipts with the percentage generally declining over the term of the run. First run film rental percentages usually begin at 70% of box office receipts and gradually decline to as low as 30% over a period of four to seven weeks. Second run film rental percentages typically begin at 35% of box office receipts and often decline to 30% after the first week. Under the theatre admissions revenue sharing formula (commonly known as the "90/10" clause), the distributor receives a specified percentage (i.e., 90%) of the excess of box office receipts over a negotiated reimbursement for theatre expenses. In general, most distributors follow an industry practice of adjusting or renegotiating the terms of a film license subsequent to exhibition based upon the film's success.

Concessions

    Concession sales are the Company's second largest revenue source, representing 33.6% of total revenues for 1998. The Company has devoted considerable management effort to increasing concession sales and improving the operating income margins from concession sales. These efforts include implementation of the following strategies:

    o Optimization of product mix. The Company's primary concession products are various sizes of popcorn, soft drinks, candy and hot dogs, all of which the Company sells at each of its theatres; however, different varieties and brands of candy and soft drinks are offered at theatres based on preferences in that particular geographic region. The Company has also implemented "combo-meals," and "movie meals" for children and senior citizens, both of which offer a pre-selected assortment of concession products.

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

    o Cost control. The Company negotiates prices for its concession supplies directly with concession vendors on a bulk rate basis and distributes its concession supplies through a national concession contract distributor. The concession distributor provides inventory and distribution services to the theatres, which place volume orders directly with the concession distributor. The concession distributor is paid a fee for such service equal to a percentage of the Company's concession supply purchases. The Company believes utilization of a concession distributor is more cost effective than establishing a concession warehousing network owned by the Company.

Marketing

    In order to attract customers, the Company relies principally upon newspaper display advertisements (substantially paid for by film distributors) and newspaper directory film schedules (generally paid for by the exhibitor) to inform its patrons of film titles and show times. The Company has also developed an internet web page to inform patrons of film titles and show times of all of its domestic theatres and a majority of its international theatres. Radio and television advertising spots (generally paid for by film distributors) are used to promote certain motion pictures and special events. The Company also exhibits previews in its theatres of coming attractions and films presently playing on the other screens which it operates in the same theatre or market.

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

    The Company is developing a "Next Generation" version of its current POS system based upon a Windows platform. This enhanced system will have multiple language capabilities, unlimited ticket pricing options, and the ability to process credit cards. The Windows platform permits the addition of barcode scanners, pole displays, touch screens, credit card readers and other equipment specific to individual country requirements. Cinemark anticipates initial deployment of this system during 1999.


INTERNATIONAL

    The motion picture exhibition business has become increasingly global and rising box office receipts from international markets indicate some international markets are poised for rapid growth. The Company believes its experience in developing and operating multiplex theatres provides it with a significant advantage in developing multiplex facilities in international markets. The Company's strategy in these markets is to form partnerships or joint ventures with local operators, sharing risk and obtaining valuable market insight.

    Due to the enormous potential of the international markets, Cinemark International is introducing state-of-the-art multiplex theatres to "under-screened" international markets. As of March 30, 1999, the Company, through its affiliates, operates 56 first-run theatres (504 screens) in Mexico, Chile, Brazil, Argentina, Peru, Ecuador, El Salvador, Costa Rica and Honduras, with an aggregate of 15 theatres (136 screens) scheduled to open during the remainder of 1999. Additionally, the Company, through its affiliates operates two discount theatres (24 screens) in Alberta, Canada.

Mexico

    The Company, through its subsidiary Cinemark Mexico (USA), Inc. ("Cinemark Mexico"), is developing state-of-the-art multiplex theatres comparable to theatres developed by the Company in the U.S. Cinemark Mexico's operations are conducted through its subsidiary Cinemark de Mexico, S.A. de C.V.. Cinemark Mexico currently operates 18 theatres (177 screens) and plans to open three theatres (26 screens) during 1999. The Company manages all of Cinemark Mexico's theatres pursuant to a management agreement. Cinemark Mexico's theatres are staffed primarily with Mexican nationals who report to the Company's regional and corporate office personnel. The Company provides all corporate operating functions, including film booking and accounting.

Chile

    In November 1992, Cinemark International entered into a joint venture agreement with Conate, S.A., a Chilean movie theatre operator ("Conate"), to develop state-of-the-art multiplex theatres in Chile. The joint venture provides for the development of multiplex theatres and the licensing of the Company's technology, trademark and name. The joint venture conducts its business through Cinemark Chile S.A. which was 50% owned by Inversiones Cinemark, S.A., a subsidiary of Cinemark International, and 50% owned by Conate II S.A., an affiliate of Conate ("Conate II"). Cinemark Chile, which is based in Santiago, Chile, currently operates ten theatres (83 screens), plans to open one theatre (6 screens) in 1999.

    In November 1998, Conate II transferred 95% of its interest in Cinemark Chile S.A. to Worldwide Invest Inc., a British Virgin Island company. In December 1998, the Company purchased all of the capital stock of Worldwide Invest Inc. As of March 30, 1999, the Company indirectly owns approximately 98% of Cinemark Chile, S.A.

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

    In November 1998, Cinemark International acquired 50% of Cinemark Investments Argentina S.A. from Chilean individuals who acquired such interests from Conate. After giving effect to this transaction, Cinemark International owns 100% of Cinemark Investments Argentina S.A. Cinemark Argentina S.A. currently operates five theatres (44 screens) and plans to open one theatre (10 screens) in 1999.

    In December 1997, the Company formed a wholly-owned Argentine subsidiary, Cinemark Rio de la Plata Associates S.R.L. ("Cinemark Associates"). Cinemark Associates currently operates two theatres (15 screens) and plans to open two theatres (20 screens) in 1999.

Brazil

    In 1996, Cinemark LTDA was organized as an indirect subsidiary of Cinemark International. In November 1997, Cinemark International, through a wholly-owned subsidiary, entered into a joint venture agreement with Brazilian strategic partners and converted Cinemark LTDA to a Brazilian corporation, Cinemark Brasil S.A., which is approximately 60% indirectly owned by Cinemark International and approximately 40% owned by Brazilian strategic partners. Cinemark Brasil S.A. currently operates 13 theatres (126 screens) and plans to open four theatres (40 screens) in 1999.

Ecuador

    In September 1996, Cinemark International entered into a joint venture agreement with The Wright Group, a group of prominent Ecuadorian individuals and companies, to develop state-of-the-art multiplex theatres in Ecuador. The joint venture agreement provides for the licensing of the Company's technology, trademark and name. The joint venture conducts its business through Cinemark del Ecuador, S.A. ("Cinemark Ecuador") which is 60% owned by Cinemark International and 40% owned by The Wright Group. Cinemark Ecuador currently operates two theatres (16 screens) and plans to add three additional screens to an existing facility during 1999.

Peru

    In December 1996, Cinemark International and Conate entered into a joint venture agreement to develop state-of-the-art multiplex theatres in Peru. The joint venture provides for the licensing of the Company's technology, trademark and name. The joint venture conducts its business through Cinemark del Peru, S.A., which was 50% owned by Cinemark International and 50% owned by Conate. In November 1998, the Company purchased the capital stock in Cinemark del Peru S.A. owned by Conate. Additionally, in January 1999, Cinemark International completed a distribution to the Company of the capital stock it owns in Cinemark del Peru S.A. After giving effect to these transactions, the Company will own 100% of Cinemark del Peru, S.A. Cinemark del Peru, S.A. currently operates one theatre (12 screens) and plans to open two theatres (17 screens) in 1999.

Central America

    In January 1997, Cinemark International owns a 50.1% interest in a joint venture with Cines de Centroamerica to develop state-of-the-art multiplex theatres throughout Central America. The joint venture provides for the licensing of the Company's technology, trademarks and name. The Central America joint venture currently operates three theatres (17 screens) in El Salvador, one theatre (eight screens) in Costa Rica and one theatre (six screens) in Honduras. The Central American joint venture plans to open two theatres (14 screens) in 1999.

Canada

    Cinemark International, through its wholly owned subsidiary Cinemark Holdings Canada, Inc., owns a 50% interest in Cinemark Theatres Alberta, Inc. ("Cinemark Alberta") which currently operates two discount theatres (24 screens) managed by the Company pursuant to a management agreement. The Company, through its wholly owned subsidiary Cinemark Theatres Canada, plans to open one theatre (12 screens) in 1999.

Taiwan

    In September 1998, Cinemark International entered into a joint venture agreement with Core Pacific Ltd. to develop state-of-the-art multiplex theatres in Taiwan, Republic of China. The joint venture will conduct its business through Cinemark-Core Pacific Ltd. which is 50.1% owned by Cinemark International and 49.9% owned by Core Pacific Ltd. Cinemark-Core Pacific Ltd. expects to begin construction on four theatres (32 screens) during 2000.

Colombia

     In December 1998, Cinemark International entered into a joint venture agreement with Casa Editorial El Tiempo S.A., Tempora S.A. and Prodiscos S.A. to develop state-of-the-art multiplex theatres in Colombia. The joint venture will conduct its business through Cinemark Colombia S.A. which is owned 50.1% by Cinemark International, and the remaining 49.9% is collectively owned by Casa Editorial El Tiempo S.A., Tempora S.A. and Prodiscos S.A. Cinemark Colombia S.A. expects to begin construction on one theatre (10 screens) during 1999.

United Kingdom

     In September 1998, the Company incorporated Cinemark Theatres U.K. Ltd., an English company, to develop state-of-the-art multiplex theatres in the United Kingdom. Cinemark Theatres U.K. Ltd. is a wholly-owned subsidiary of the Company. Cinemark Theatres U.K. Ltd. expects to begin construction one theatre (10 screens) in 1999.

COMPETITION

    The Company is the fifth largest motion picture exhibitor in North America in terms of the number of screens in operation. The Company competes against both local and national exhibitors, some of which may have substantially greater financial resources than the Company.

    In film zones where the Company has little or no direct competition (approximately 73% of the Company's theatres), the Company selects those pictures it believes will be most successful in its markets from among those offered to it by distributors. Where the Company faces competition, it usually licenses films based on an allocation process. The Company currently operates in approximately 122 first run film zones in the U.S. The Company believes no individual film zone is material to the Company. See "-- Operations -- Film Licensing." The Company believes the principal competitive factors with respect to film licensing include capacity and location of an exhibitor's theatre, theatre comfort, quality of projection and sound equipment, level of customer service and licensing terms. The competition for customers is dependent upon factors such as the availability of popular films, the location of theatres, the comfort and quality of theatres and ticket prices. The Company believes its admission prices at its first run and discount theatres are competitive with admission prices of respective competing theatres.

    The Company's theatres face competition from a number of other motion picture exhibition delivery systems, such as network, syndicated and pay television, pay-per-view and home video systems. The impact of such delivery systems on the motion picture exhibition industry is difficult to determine, and there can be no assurance existing or future alternative delivery systems will not have an adverse impact on attendance. The Company's theatres also face competition from other forms of entertainment competing for the public's leisure time and disposable income.

EMPLOYEES

    As of March 30, 1999, the Company had approximately 8,000 employees in the U.S., approximately 15% of whom are full time employees in the U.S. and 85% of whom are part time employees. The Company is a party to collective bargaining agreements with eight unions of which approximately 21 employees are members. The Company's international operations typically utilize union labor. The Company considers its relations with its employees to be satisfactory.

REGULATION

    The Company is subject to various general regulations applicable to its operations including the Americans with Disabilities Act (the "ADA"). The Company has established a program to review and evaluate the Company's existing theatres and its specifications for new theatres and to make any changes to such theatres and specifications required by the ADA. The Company develops new theatres to be accessible to the disabled and believes it is in substantial compliance where readily achievable with current regulations relating to accommodating the disabled.

Item 2:     Properties.

    Of the 1,849 screens operated by the Company in the U.S. at March 30, 1999, 29 theatres (395 screens) were owned and 146 theatres (1,454 screens) are leased pursuant to building leases The Company's leases are generally entered into on a long term basis with terms (including options) generally ranging from 20 to 40 years. Approximately 4% of the Company's theatre leases (covering 28 screens) have remaining terms (including optional renewal periods) of less than five years and approximately 67% of the Company's theatre leases (covering 1,246 screens) have remaining optional terms (including optional renewal periods) more than 15 years. Rent is typically calculated as a percentage of box office receipts or total theatre revenues, subject to an annual minimum.

The Company owns an office building in Plano, Texas for its corporate office. See note 8 of the Company's Notes to the Consolidated Financial Statements for information with respect to the Company's lease commitments.

    The Company periodically reviews the profitability of each of its theatres, particularly those whose lease terms are about to expire, to determine whether to continue its operations. The Company closed seven theatres (25 screens) in 1998, generally as a result of unfavorable or unavailable lease renewals or individual theatre performance. The closings of these theatres did not have a material effect on the Company's results of operations or financial position. The Company also sold one theatre (10 screens).

    As of March 30, 1999, the Company operated 58 theatres (528 screens) outside of the U.S. Of the 58 theatres operated outside of the U.S., 57 theatres (516 screens) are leased pursuant to ground or building leases and one theatre (12 screens) is fee owned. The leases generally provide for contingent rental based upon operating results (subject to an annual minimum). Generally, these leases will include renewal options for various periods at stipulated rates. The Company attempts to obtain lease terms that provide for build-to-suit construction obligations of the landlord.

Item 3:  Legal Proceedings.

    Austin Litigation

    On July 25, 1997, David Witte, Rona Schnall and Laura Brown filed suit in District Court No. 345 of Travis County, Texas against the Company alleging certain violations of the ADA relating to the accessibility of a certain theatre to patrons using wheelchairs. Although the Company cannot predict the outcome of such litigation, management believes the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operation and cash flows.

    El Paso Litigation

    On December 10, 1997, Jose G. Lara, E.J. Lozano, Alfredo Juarez, G. Tim Hervey, Earl L. Harbeck, Volar Center for Independent Living, Luis Enrique Chew, Desert Adapt and Myra Murillo (the "Lara Case") filed suit in the United States District Court, Western District of Texas, El Paso Division, against the Company alleging certain violations of the Americans with Disabilities Act of 1990 (the "ADA"). In August 1998, the judge presiding over the case granted plaintiffs motion for summary judgment ruling that the Company's stadium theatre design is in violation of the ADA. The Company is appealing this ruling. Although the Company cannot predict the outcome of the appeal, management believes the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operation and cash flows.

    In addition to the Lara Case, disabled persons have filed suits in Federal court in Austin, Houston, Beaumont and Mission, Texas alleging certain violations of the ADA identical to those contained in the Lara Case. The Company has filed an answer denying the allegations and claims contained in each of the suits. Although the Company cannot predict the outcome of such litigation, management believes the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operation and cash flows. The Federal courts in Mission, Houston and Austin have granted stays in their respective cases pending the outcome of the appeal in the Lara Case. A motion to stay the proceedings in Beaumont is pending.

    DOJ Litigation

    In January 1999, the Company filed suit in the United States District Court, Northern District of Texas, Dallas Division, against the Department of Justice ("DOJ") alleging that the DOJ, through its Amicus Curiae brief filed in the Lara Case failed to abide by the requirements of the Administrative Procedures Act (the "APA") in promulgating a new rule of law governing wheelchair accessibility in movie theatres. The Company is seeking a declaratory judgment declaring, among other things, the seating configurations within its stadium seating facilities comply with the ADA and that the DOJ has failed to provide proper notice and comment, as required by the APA, before establishing new standards for compliance. As of March 30, 1999, the DOJ has not filed an answer in this case. The Company is unable to predict the outcome of this litigation.

    In March 1999, the DOJ filed suit in the United States District Court, Northern District of Ohio, Eastern Division, against the Company alleging violations of the ADA relating to patrons using wheelchairs. The Company's answer to this litigation is not yet due. The Company is unable to predict the outcome of this litigation.

    Brazil

    Cinemark Brasil S.A., as well as most other exhibitors in Brazil, is in litigation with ECAD over the issue of royalties for the synchronized sound tracks that accompany motion pictures. ECAD is a private civil association of authors, made up of different associations throughout Brazil, initially created to protect authors and collect royalties on their behalf related to public use of their compositions. Specifically, ECAD purports to have the authority to collect 2.5% of the gross box office revenue as "royalties" for the use of the sound track in motion pictures. Cinemark Brasil and other exhibitors have disputed ECAD's authority and right to collect such royalties, and litigation has ensued. On March 5, 1999, the 18th Civil Court of Appeals of Rio de Janeiro ruled in favor of Cinemark Brasil S.A. finding that ECAD did not prove its authority to collect "royalties" for the use of sound tracks in motion pictures.

    From time to time, the Company is involved in various legal proceedings arising from the ordinary course of its business operations, such as personal injury claims, employment matters and contractual disputes. The Company believes its potential liability with respect to proceedings currently pending is not material in the aggregate to the Company's consolidated financial position, results of operations and cash flows.

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


                                     PART II

Item 5:     Market for Registrant's Common Equity and Related Stockholder
            Matters.

    There is no established public trading market for the Company's Common Stock. As of March 30, 1999, there were 14 holders of record of the Company's Common Stock. The Company has not paid dividends on its Common Stock and does not expect to pay dividends on its Common Stock in the foreseeable future. The Subordinated Notes Indentures and the Credit Facility contain restrictions on the Company's ability to pay dividends on its Common Stock.

Item 6:     Selected Financial Data.

    The following tables set forth selected consolidated financial data for the Company for the periods and at the dates indicated for each of the five most recent fiscal years ended December 31, 1998. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of

Operations and the Company's Consolidated Financial Statements, including the notes thereto, included elsewhere in this report.

              SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

                                                                 Year Ended December 31,
                                              -------------------------------------------------------------
                                                1994         1995         1996         1997         1998
                                              ---------    ---------    ---------    ---------    ---------
                                            (In thousands, except theatres, per share, screen and ratio data)
INCOME STATEMENT DATA (CONSOLIDATED):
      Revenues                                $ 283,077    $ 298,559    $ 341,731    $ 434,598    $ 571,219
      Theatre operating costs                   218,748      227,719      262,138      322,462      433,259
      General and administrative expenses        17,095       19,555       23,486       27,598       32,947
      Depreciation and  amortization             15,121       15,925       19,417       25,373       37,197
      Asset Impairment Loss (1)(PE)                 --           --         2,382        2,214        9,950
      Operating income                           32,113       35,361       34,308       56,952       57,866
      Interest expense(2)                        18,917       19,374       20,376       33,487       43,014
      Income before extraordinary items           7,006       13,155       14,616       15,019       11,009
      Net income(3)                               7,006       13,155        5,230       14,705       11,009
      Diluted earnings per share:
        Before extraordinary items                43.21        80.32        79.93        80.45        59.02
        Net income                                43.21        80.32        28.60        78.77        59.02
      Shares outstanding                            154          154          180          178          178

OTHER FINANCIAL DATA (CONSOLIDATED):
      Cash flow from (used for)
        Operations                            $  32,665    $  36,090    $  58,754    $  61,577    $  64,077
        Investing activities                    (62,876)     (80,268)    (177,423)    (229,302)    (248,143)
        Financing activities                     13,273       32,031      119,690      185,424      178,000
      Theatre level cash flow(4)                 64,329       70,840       79,593      112,136      137,960
      EBITDA(5)                                  50,851       55,708       62,579       88,485      110,275
      Ratio of earnings to fixed charges(6)       1.46x        1.69x        1.65x        1.49x        1.38x

OPERATING DATA:
      United States
        Theatres owned (at period end)(7)           154          150          158          155          173
        Screens owned (at period end)(7)          1,121        1,155        1,339        1,437        1,813
        Total attendance                         63,401       61,006       63,774       74,592       85,693
      Outside United States
        Theatres owned (at period end)(8)             4            9           11           18           38
        Screens owned (at period end)(8)             42           92          114          187          367
        Total attendance                          1,407        4,210        8,675       11,668       20,875

BALANCE SHEET DATA (CONSOLIDATED):
      Cash and temporary cash investments     $  31,056    $  13,925    $  14,383    $  32,120    $  25,992
      Theatre properties and equipment-net      155,798      224,482      377,421      548,942      750,503
      Total assets                              217,185      267,747      432,905      661,597      882,673
      Total long-term debt, including
      current portion                           167,374      198,145      297,206      463,501      631,649
      Shareholders' equity (deficiency)           2,732       11,345       57,363       69,982       75,800

-------------------

(1) On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Subsequently, the Company has recorded asset impairment charges of $2.4 million, $2.2 million and $9.9 million in 1996, 1997 and 1998, respectively, pursuant to Statement of Financial Accounting Standards No. 121 (FASB 121). The asset impairment losses recorded in 1996 and 1997 have been reclassified from depreciation and amortization in these statements to coincide with the 1998 presentation.

(2) Includes amortization of debt issue cost and debt discount and excludes capitalized interest of $0.6 million, $1.7 million, $3.9 million, $2.2 million and $4.4 million in 1994, 1995, 1996, 1997 and 1998, respectively.

(3) In 1996, an extraordinary loss of $9.0 million (net of related tax benefit) was recognized in connection with the premium paid and the write-off of the unamortized debt issue costs associated with the Senior Notes repurchased.

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

(5) Represents net income before depreciation and amortization, interest expense, changes in deferred lease expense, accrued and unpaid compensation expense relating to any stock appreciation and stock option plans, equity in income (loss) of affiliates, gain (loss) of affiliates, gain (loss) on sale of assets, minority interests, provision for income taxes and extraordinary items. EBITDA is a financial measure commonly used in the Company's industry and should not be construed as an alternative to cash flows from operating activities (as determined in accordance with GAAP), as an indicator of operating performance or as a measure of liquidity. Other definitions of EBITDA may not be comparable with this calculation.

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

(7) The data as of period end 1994, 1995, 1996, 1997 and 1998 exclude three theatres (33 screens), four theatres (54 screens), five theatres (64 screens), five theatres (64 screens), and one theatre (10 screens), respectively, operated by the Company pursuant to management agreements.

(8) The data as of period end 1994, 1995, 1996, 1997 and 1998 excludes two theatres (18 screens), three theatres (25 screens), four theatres (37 screens), eleven theatres (94 screens) and 16 theatres (132 screens), respectively, operated through affiliates of the Company in Canada, Chile, Argentina, Peru, El Salvador, Costa Rica and Japan.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

         The following is an analysis of the financial condition and results of operations of the Company. This analysis should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this report.

         The Company's revenues are generated primarily from box office receipts and concession sales. The Company's revenues are affected by changes in attendance and average admission and concession revenues per patron. Attendance is primarily affected by the commercial appeal of the films released during the period or year reported. Since the Company's formation, attendance has grown principally from the development and acquisition of theatres. The Company has generally experienced increases in average admission and concession revenues per patron from ticket and concession price increases as well as the development of theatres in markets that can support higher ticket and concession prices. Additional revenues related to theatre operations are generated by pay phones, ATM charges, screen advertising and electronic video games installed in video arcades located in some of the Company's theatres.

         Film rentals and advertising, concession supplies and salaries and wages vary directly with changes in revenues. These expenses have historically represented approximately 70% of all theatre operating expenses and approximately 50% of revenues. Film rental costs are based on a percentage of admissions revenues as determined by film license agreements. Advertising cost is primarily fixed at the theatre level as daily movie directories placed in newspapers represent the largest component of advertising costs. The monthly cost of these ads is based on the size of the directory. However, advertising costs have remained relatively constant when expressed as a percentage of revenues as screen growth results in the addition of new or larger directory ads which help drive revenues. The Company purchases concession supplies to replace units sold. Although salaries and wages include a fixed component of cost (i.e., the minimum staffing cost to operate a theatre facility during non-peak periods), salaries and wages move in relation to revenues as theatre staffing is adjusted to handle attendance volume.

    Conversely, facility lease expense is primarily a fixed cost at the theatre level as the Company's facility leases generally require a fixed monthly minimum rent payment. Facility lease expense as a percentage of revenues is also affected by the number of leased versus fee owned facilities. As a result of the two sale leaseback transactions which occurred in the first and fourth quarters of 1998, the addition of a larger proportion of leased properties has resulted in an increase in facility lease expense as a percentage of revenues in 1998.

    Utilities and other costs include certain costs that are fixed such as property taxes, certain costs which are variable such as liability insurance, and certain costs that possess both fixed and variable components such as utilities, repairs and maintenance and security services.

    The results of operations of acquired theatres are included in the Company's Consolidated Financial Statements from their date of acquisition. Fiscal years ended December 31, 1996, 1997 and 1998 are not directly comparable due to the effects of new theatre openings, acquired theatres and the impact of the debt service associated with certain financings undertaken. Theatre closings have had no significant effect on the operations of the Company. See notes 1 and 3 of the Company's Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

    Set forth below is a summary of operating revenues and expenses, certain income statement items expressed as a percentage of revenues, average screen count and revenues per average screen count for the three most recent fiscal years ended December 31.

                                                    Year Ended December 31,
                                           --------------------------------------------
                                               1996            1997            1998
                                           ------------    ------------    ------------
OPERATING DATA (In millions)
Revenues
  Admissions                               $      211.6    $      274.8    $      363.2
  Concessions                                     116.9           149.2           192.1
  Other                                            13.2            10.6            15.9
                                           ------------    ------------    ------------
     Total revenues                        $      341.7    $      434.6    $      571.2
                                           ============    ============    ============
Cost of operations
    Film rentals and advertising           $      112.6    $      148.7    $      197.2
    Concession supplies                            18.4            22.5            30.4
    Salaries and wages                             46.9            56.0            69.4
    Facility leases                                34.4            38.7            61.3
    Utilities and other                            49.8            56.6            75.0
                                           ------------    ------------    ------------
       Total cost of operations            $      262.1    $      322.5    $      433.3
                                           ============    ============    ============
OPERATING DATA AS A PERCENTAGE OF TOTAL
REVENUES(1):
Revenues
  Admissions                                       61.9%           63.2%           63.6%
  Concessions                                      34.2            34.4            33.6
  Other                                             3.9             2.4             2.8
                                           ------------    ------------    ------------
     Total revenues                               100.0           100.0           100.0
Cost of operations
  Film rentals and advertising(1)                  53.2            54.1            54.3
  Concession supplies(1)                           15.8            15.1            15.8
  Salaries and wages                               13.7            12.9            12.1
  Facility leases                                  10.1             8.9            10.7
  Utilities and other                              14.6            13.0            13.1
Total cost of operations                           76.7            74.2            75.8
General and administrative expenses                 6.9             6.4             5.8
Depreciation and amortization(2)                    5.7             5.8             6.5
Asset impairment loss(2)                            0.7             0.5             1.7
Operating income                                   10.0            13.1            10.1
Interest expense(3)                                 6.0             7.7             7.5
Income before income taxes and
  Extraordinary items                               7.9             5.9             3.9
Net income                                          1.5             3.4             1.9


                                                       Year Ended December 31,
                                           --------------------------------------------
                                              1996            1997            1998
                                           ------------    ------------    ------------
Average screen count (month end average)          1,322           1,523           1,879
                                           ============    ============    ============
Revenues per average screen count          $    258,495    $    285,357    $    303,991
                                           ============    ============    ============


(1) All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues, and concession supplies, which are expressed as a percentage of concessions revenues.

(2) On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Subsequently, the Company has recorded asset impairment charges of $2.4 million, $2.2 million and $9.9 million in 1996, 1997 and 1998, respectively, pursuant to Statement of Financial Accounting Standards No. 121 (FASB 121). The asset impairment losses recorded in 1996 and 1997 have been reclassified from depreciation and amortization in these statements to coincide with the 1998 presentation.

(3) Includes amortization of debt issue cost and debt discount and excludes capitalized interest of $3.9 million, $2.2 million and $4.4 million in 1996, 1997 and 1998, respectively.


  COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

    Revenues. Revenues in 1998 increased to $571.2 million from $434.6 million, a 31.4% increase. The increase in revenues is primarily attributable to a 29.3% increase in attendance as the result of the first full year of operations of 181 screens opened in 1997 and the net addition of 585 screens in 1998. Revenues were also positively affected by an increase in admission and concession revenues per patron of 1.3%. Revenues per average screen increased 6.5% to $303,991 for 1998 period from $285,357 for 1997.

    Cost of Operations. Cost of operations, as a percentage of revenues, increased to 75.8% in 1998 from 74.2% in 1997. The increase as a percentage of revenues resulted from an increase in concession supplies as a percentage of concession revenues to 15.8% in 1998 from 15.1% in 1997 and an increase in facility leases as a percentage of revenues to 10.7% in 1998 from 8.9% in 1997 partially as a result of the two sale leaseback transactions which occurred in the first and fourth quarters of 1998. These increases were partially offset by a decrease in salaries and wages as a percentage of revenues to 12.1% in 1998 from 12.9% in 1997.

    General and Administrative Expenses. General and administrative expenses, as a percentage of revenues, decreased to 5.8% in 1998 from 6.4% in 1997. The decrease is primarily attributable to the 31.4% increase in revenues from screen additions and increases in admissions and concessions per patron. The absolute level of general and administrative expenses increased to $32.9 million for 1998 from $27.6 million for 1997. The increase in general and administrative expenses is attributed to costs (primarily salaries and wages) associated with the Company's expansion program.

    Depreciation and Amortization. Depreciation and amortization increased $11.8 million in 1998 to $37.2 million from $25.4 million in 1997, an increase of 46.5%. The increase is a result of the net addition of $223.0 million in theatre property and equipment during 1998, a 30.0% increase over 1997. The difference in the percentage increase in depreciation and amortization compared to the increase in theatre property and equipment is a result of the timing of when the additions were placed in service during the period.

    Asset Impairment Loss. The Company recorded asset impairment charges of $9.9 million in 1998 and $2.2 million in 1997 pursuant to Statement of Financial Accounting Standards No. 121 (FASB 121). In accordance with FASB 121, the Company wrote down the assets of certain theatres to their fair value.

    Interest Expense. Interest costs incurred, including amortization of debt issue cost and debt discount, increased 33.1% to $47.4 million (including the capitalization of $4.4 million of interest to properties under construction) from $35.6 million in 1997 (including the capitalization of $2.2 million of interest to properties under construction). The increase in interest costs incurred during 1998 was due principally to an increase in average debt outstanding resulting from borrowings under the Company's Credit Facility and the issuance of the additional Senior Subordinated Indenture in the first quarter of 1998.

    Net Income. Net income before extraordinary items of $11.0 million for 1998 and $15.0 million for 1997 included the losses of foreign subsidiary operations of $3.0 million (net of minority interest) and $2.3 million (net of minority interest), respectively.

     Income Taxes. Income taxes increased to $11.5 million in 1998 compared to $10.7 million in 1997, a 7.5% increase. The Company's effective tax rate for 1998 increased to 51.0% from 41.5% in 1997. The Company's income taxes and effective tax rates for 1998 increased over 1997 due to certain foreign subsidiaries generating income for the first time, resulting in the calculation of a foreign tax liability with the excess undistributed earnings being taxed at United States rates plus local foreign country withholding rates.

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

         Cost of Operations. Cost of operations, as a percentage of revenues, decreased to 74.2% in 1997 from 76.7% in 1996. The decrease as a percentage of revenues resulted from a decrease in concession supplies as a percentage of concession revenues to 15.1% in 1997 from 15.8% in 1996, a decrease in salaries and wages as a percentage of revenues to 12.9% in 1997 from 13.7% in 1996, a decrease in facility leases as a percentage of revenues to 8.9% in 1997 from 10.1% in 1996 and a decrease in utilities and other as a percentage of revenues to 13.0% in 1997 from 14.6% in 1996 which was partially offset by an increase in film rentals and advertising as a percentage of admission revenues to 54.1% in 1997 from 53.2% in 1996.

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

         Depreciation and Amortization. Depreciation and amortization increased $6.0 million in 1997 to $25.4 million from $19.4 million in 1996. The increase is a result of the net addition of $171.5 million in theatre property and equipment during 1997, a 45.5% increase over 1996. The difference in the percentage increase in depreciation and amortization compared to the increase in theatre property and equipment is a result of the timing of when the additions were placed in service during the period.

         Asset Impairment Loss. The Company recorded asset impairment charges of $2.2 million in 1997 and $2.4 million in 1996 pursuant to Statement of Financial Standards No. 121 (FASB 121). In accordance with FASB 121, the Company wrote down the assets of certain theatres to their fair value.

         Interest Expense. Interest costs incurred, including amortization of debt issue cost and debt discount, increased 46.6% to $35.6 million (including the capitalization of $2.2 million of interest to properties under construction) from $24.3 million in 1996 (including the capitalization of $3.9 million of interest to properties under construction). The increase in interest costs incurred during 1997 was due principally to an increase in average debt outstanding resulting from borrowings under the Company's Credit Facility and the issuance of the initial two Senior Subordinated Indentures in the third quarter of 1996 and second quarter of 1997, respectively.

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

INFLATION AND FOREIGN CURRENCY

         The vast majority of the equipment and certain operating supplies and construction interior finish items that the Company's international subsidiaries use in their operations are imported from the U.S., whereas, principally all the revenues and operating expenses of the Company's international subsidiaries are transacted in the country's local currency.

         Currency fluctuations result in the Company's reporting exchange gain or losses or cumulative unrealized translation adjustments relating to its international subsidiaries depending on the inflationary environment of the country in which the Company operates. Generally accepted accounting principles require that the U.S. dollar be used as the functional currency for the Company's subsidiaries that operate in highly inflationary economies. In 1998, two of the countries where the Company operates (Mexico and Ecuador) were deemed highly inflationary. In 1998, the Company recorded an exchange gain of $.8 million during 1998 related to the Mexican peso and Ecuadorian sucre currency fluctuations.

         In 1998, the remaining countries where the Company operates were not deemed highly inflationary. As a result, any fluctuation in the currency results in a cumulative unrealized translation adjustment recorded in shareholders' equity. In 1998, the Brazilian currency (the Real) devalued 8.3% against the U.S. dollar to 1.21 Reais to the U.S. dollar. As a result of the devaluation, Cinemark Brasil S.A. has recognized a $4.4 million cumulative unrealized currency translation adjustment in shareholders' equity as of December 31, 1998. In January 1999, the Brazilian government allowed the Real to float against the U.S. dollar instead of maintaining a pre-established trading ban. In connection with this decision, the Real has devalued significantly against the U.S. dollar to approximately 1.7 Reais to the U.S. dollar as of March 30, 1999. At the current exchange rate, Cinemark Brasil S.A. will record a cumulative unrealized currency translation adjustment as a reduction to shareholders' equity of approximately $18.0 million in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's revenues are collected in cash, primarily through box office receipts and the sale of concession items. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" and, as a result, historically has not required traditional working capital financing. Primarily due to the lack of significant inventory and accounts receivable, the Company has typically operated with a negative working capital position for its ongoing theatre operations. The major film distributors generally release during the summer and holiday seasons those films which they anticipate will be the most successful. Consequently, the Company typically generates higher revenues during such periods. The Company's cash flow from operations was $64.1 million in 1998 compared to $61.6 million in 1997 and $58.8 million in 1996.

         The Company's theatres are typically equipped with modern projection and sound equipment, with approximately 81% of the screens operated by the Company having been built during the 1990's. The Company's investing activities have been principally in connection with new theatre openings and acquisitions of existing theatres and theatre circuits and have amounted to $248.1 million, $229.3 million and $177.4 million in 1998, 1997 and 1996, respectively. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under the Company's bank line of credit. Cash flow from financing activities amounted to $178.0 million, $185.4 million and $119.7 million in 1998, 1997 and 1996, respectively. During 1998, the Company opened in the U.S. 27 theatres (419 screens) and added an aggregate of four screens to one existing theatre. In addition, in the U.S., as of March 30, 1999, the Company opened three theatres (39 screens) and has approximately 16 theatres (285 screens) under construction or scheduled to begin construction and be completed by the end of 1999. Certain of these theatres will be megaplexes which may cost in excess of $15 million per theatre. The Company also plans to open approximately 300 screens in the U.S. in 1999 and 250 screens in 2000. The Company currently estimates that its capital expenditures for the development of these approximately 550 screens in the U.S. in 1999 and 2000 will be approximately $290 million. As of March 30, 1999, the Company had expended approximately $95 million toward the development of these screens. The Company plans to fund capital expenditures for its development from cash flow from operations, sale and leaseback transactions and borrowings under the Credit Facility. Actual expenditures for theatre development and acquisitions during 1999 and 2000 are subject to change based upon the availability of attractive opportunities for expansion of the Company's theatre circuit.

         On August 15, 1996, the Company issued $200 million principal amount of Series B Senior Subordinated Notes which bear interest at a rate of 9-5/8% per annum (the "Series B Notes"), payable semi-annually on February 1 and August 1 of each year. The Series B Notes were issued at 99.553% of the principal face amount (a discount of $4.47 per $1,000 principal amount). The net proceeds to the Company from the issuance of the Series B Notes (net of discount, fees and expenses) were approximately $193.2 million. The proceeds from the Series B Notes were used to repurchase 98.7% of the Company's $125 million aggregate principal amount 12% Senior Notes due 2002 (the "Senior Notes") pursuant to a tender offer which expired on August 15, 1996. The Senior Notes were purchased at a premium of $1,098.33 (including a consent fee of $25) per $1,000 principal amount, plus accrued and unpaid interest up to the date of repurchase. Excess proceeds were utilized to reduce borrowings under the Company's Credit Facility and for general corporate purposes. On June 2, 1997 the Company redeemed the remaining outstanding Senior Notes ($1.6 million). The Senior Notes were redeemed at a premium of $1,060 per $1,000 principal amount, plus accrued and unpaid interest up to the date of redemption.

         On June 26, 1997, the Company issued $75 million principal amount of Series D Notes due 2008 which bear interest at a rate of 9-5/8% per annum (the "Series D Notes"), payable semi-annually on February 1 and August 1 of each year. The Series D Notes were issued at 103% of the principal face amount. The net proceeds to the Company from the issuance of the Series D Notes (net of fees and expenses) were approximately $77.1 million. The proceeds of the Series D Notes were applied to reduce the Company's indebtedness under the Credit Facility.

         In January 1998, the Company issued $105 million aggregate principal amount of 8-1/2% Series A Senior Subordinated Notes due 2008 (the "Series A Notes") pursuant to Rule 144A (the "Offering"). The net proceeds of the Offering were used by the Company to reduce the Company's indebtedness under the then existing credit facility. The Company exchanged the Series A Notes on March 17, 1998 for 8-1/2% Series B Senior Subordinated Notes (the "8-1/2% Series B Notes") which have been registered under the Securities Act of 1933, as amended.

         In February 1998, the Company replaced its existing credit facility with a reducing, revolving credit agreement ("Credit Facility") through a group of banks for which Bank of America National Trust and Savings Association acts as Administrative Agent. The Credit Facility provides for loans to the Company of up to $350.0 million in the aggregate. The Credit Facility is a reducing, revolving credit facility; therefore, at the end of each quarter during the calendar year 2001, 2002, 2003, 2004 and 2005, the aggregate commitment is reduced in the amount of $8,750,000, $11,812,500, $13,125,000, $12,031,000 and
$6,562,500, respectively. The Company is required to prepay all loans outstanding in excess of the aggregate commitment as reduced pursuant to the terms of the Credit Facility. Borrowings under the Credit Facility are secured by a pledge of a majority of the issued and outstanding capital stock of the Company. Pursuant to the terms of the Credit Facility, funds borrowed currently bear interest at a rate per annum equal to the Offshore Rate (as defined in the Credit Facility) or the Base Rate (as defined in the Credit Facility, as the case may be), plus the Applicable Margin (as defined in the Credit Facility). As of March 30, 1999, the Company had borrowed $249.5 million under the Credit Facility with the average interest rate on such borrowings being 6.5% per annum.

         In February 1998, the Company completed a sale leaseback transaction (the "Sale Leaseback") pursuant to which the Company sold the land, buildings and site improvements of 12 theatre properties to special purpose entities for an aggregate purchase price equal to approximately $131.5 million. Simultaneously with the sale, the Company entered into operating leases for such properties for a base term equal to approximately 20 years at a fixed aggregate monthly rental payment of $1.1 million or $13.4 million annually.

         In October 1998, the Company completed another sale leaseback transaction (the "Second Sale Leaseback") pursuant to which the Company sold the land, buildings and site improvements of one theatre property to a special purpose entity for an aggregate purchase price equal to approximately $13.9 million. Simultaneously with the sale, the Company entered into an operating lease for the property for a base term equal to approximately 20 years at a fixed monthly rental payment of $119,000 or $1.4 million annually.

         In 1992, the Company formed Cinemark International to develop and acquire theatres in international markets. As of March 30, 1999, Cinemark International, through its affiliates, operated 56 theatres (504 screens) principally in Latin America. The following table summarizes the Company's and Cinemark International's holdings in each international market, the number of theatres and screens in such market as of March 30, 1999 and the number of theatres and screens under construction in 1999.

                        Year of                           Operating                     1999 Planned Openings
Country                 Formation       Ownership%        Theatres/Screens              Theatres/Screens
-------                 ---------       ----------        ----------------              ----------------
Mexico(1)               1992            95%               18 theatres (177 screens)     3 theatres (26 screens)
Chile(1)                1992            98%               10 theatres (83 screens)      1 theatre  (6 screens)
Argentina               1995            50%                5 theatres (44 screens)      1 theatre  (10 screens)
Argentina               1997            100%               2 theatres (15 screens)      2 theatres (20 screens)
Brazil                  1996            60%               13 theatres (126 screens)     4 theatres (40 screens)
Ecuador                 1996            60%                2 theatres (16 screens)      existing theatre (3 screens)
Peru(1)                 1996            100%               1 theatre (12 screens)       2 theatres (17 screens)
Central America         1997            51%                5 theatres (31 screens)      2 theatres (14 screens)
Colombia                1998            51%                         N/A
Taiwan                  1998            51%                         N/A                            N/A
United Kingdom          1998            100%                        N/A


    Total                                                 56 theatres (504 screens)     15 theatres (136 screens)

-------------------

1. In the fourth quarter of 1998, Cinemark International assigned its interests in Mexico, Chile and Peru to the Company. The Company has designated these operating companies Restricted Subsidiaries (as such term is defined in the Company's debt agreements).

2. The operating company in the United Kingdom is a wholly-owned unrestricted subsidiary of the Company.

         During most of 1998, Cinemark International indirectly owned 50% of Cinemark Chile S.A., owned 50% of Cinemark Investments Argentina S.A. and directly owned 50% of Cinemark del Peru S.A. The remaining ownership of these entities was owned by Conate S.A. and affiliates (the "Chilean Partners"). In November 1998, Cinemark International acquired the remaining 50% of Cinemark Investments Argentina S.A. held by the Chilean Partners for an aggregate purchase price of $6.8 million. The Company acquired the remaining 50% of Cinemark del Peru S.A. held by the Chilean Partners for an aggregate purchase price of $5.5 million. The 50% interest in Cinemark del Peru S.A. held by Cinemark International was transferred to the Company in January 1999. In December 1998, the Company purchased 45% of Cinemark Chile owned by the Chilean Partners for an aggregate purchase price of $7.6 million.

         The Company, through Cinemark International and its affiliates, plans to invest up to an additional $100 million in international ventures, principally in Latin America, over the next three years. The Company anticipates that investments in excess of Cinemark International's available cash will be funded by the Company or by debt or equity financing to be provided by third parties directly to Cinemark International or its subsidiaries.

         In November 1997, Cinemark International executed a credit agreement (the "Cinemark International Credit Agreement") with a bank. As amended in December 1997, the Cinemark International Credit Agreement was a revolving credit facility and provided for a loan to Cinemark International of up to $30 million in the aggregate. The Cinemark International Credit Agreement was secured by a pledge of substantially all of the stock of Cinemark Mexico and an unconditional guaranty by Cinemark Mexico. Pursuant to the terms of the Cinemark International Credit Agreement, funds borrowed bore interest at a rate per annum equal to a defined floating rate, adjusted in accordance with certain financial ratios.

         In August 1998, the Company formed Cinemark Investments Corporation for the purpose of financing its Brazilian operations by investing in foreign fixed rate notes issued by Cinemark Brasil S.A., an indirect

Brazilian subsidiary of the Company. In September 1998, Cinemark Investments Corporation executed a credit agreement with Bank of America that provides Cinemark Investments Corporation up to $20 million in the aggregate under a revolving line of credit facility (the "Cinemark Investments Credit Agreement"). The Cinemark Investments Credit Agreement is secured by an assignment of certain fixed rate notes issued by Cinemark Brasil S.A. to Cinemark Investments Corporation and an unconditional guaranty by the Company. Pursuant to the terms of the Cinemark Investments Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate or the Base Rate (both defined in the Cinemark Investments Credit Agreement) as the case may be. As of March 30, 1999, Cinemark Investments Corporation had borrowed $20 million under the Cinemark Investments Credit Agreement, the proceeds of which were used to purchase fixed rate notes issued by Cinemark Brasil S.A. bearing interest at 13.25%. The effective interest rate on such borrowings as of March 30, 1999 is 7.1% per annum.

     In September 1998, the Company incorporated Cinemark Theatres U.K. Ltd., an English company, to develop state-of-the-art multiplex theatres in the United Kingdom. Cinemark Theatres U.K. Ltd. is a wholly-owned subsidiary of the Company. Cinemark Theatres U.K. Ltd. expects to begin construction on 1 theatre (10 screens) in 1999.

     In September 1998, Cinemark International entered into a joint venture agreement with Core Pacific Ltd. to develop state-of-the-art multiplex theatres in Taiwan, Republic of China. The joint venture will conduct its business through Cinemark-Core Pacific Ltd. which is 50.1% owned by Cinemark International and 49.9% owned by Core Pacific Ltd. Cinemark-Core Pacific Ltd. expects to begin construction on four theatres (32 screens) during 2000.

     In November 1998, Cinemark Mexico executed a credit agreement with Bank of America National Trust and Savings Association for itself and as Administrative Agent (the "Cinemark Mexico Credit Agreement"). The Cinemark Mexico Credit Agreement is a revolving credit facility and provides for a loan to Cinemark Mexico of up to $30 million in the aggregate. The Cinemark Mexico Credit Agreement is secured by a pledge of 65% of the stock of Cinemark de Mexico S.A. de C.V. and an unconditional guaranty by the Company. Pursuant to the terms of the Cinemark Mexico Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate (as defined in the Cinemark Mexico Credit Agreement) or the Base Rate (as defined in the Cinemark Mexico Credit Agreement), as the case may be, plus the Applicable Margin (as defined in the Cinemark Mexico Credit Agreement). Cinemark Mexico borrowed $30 million under the Cinemark Mexico Credit Agreement, the proceeds of which were used to repay an intercompany loan of Cinemark Mexico from Cinemark International. Cinemark International used the proceeds of such repayment to repay all outstanding indebtedness under its then existing credit facility with Bank of America National Trust and Savings. The effective interest rate on such borrowings as of March 30, 1999 is 6.2% per annum.

     In December 1998, Cinemark International entered into a joint venture agreement with Casa Editorial El Tiempo S.A., Tempora S.A. and Prodiscos S.A. to develop state-of-the-art multiplex theatres in Colombia. The joint venture will conduct its business through Cinemark Colombia S.A. which is owned 50.1% by Cinemark International, and the remaining 49.9% is collectively owned by Casa Editorial El Tiempo S.A., Tempora S.A. and Prodiscos S.A. Cinemark Colombia S.A. expects to begin construction on one theatre (10 screens) during 1999.

Year 2000 Compliance

     The Company recognizes that the arrival of the Year 2000 poses a unique worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000, and like other companies, has been assessing and updating its computer applications and business processes to ensure their continued functionality.

     The Year 2000 compliance effort is underway across the Company and is following a process of assessment, modification and testing. At the present time, the necessary modifications to the day-to-day operating and reporting systems for all theatres have been successfully completed to ensure Year 2000 compliance. With respect to the financial reporting and operational databases associated with the U.S. corporate office and the various international corporate offices, the necessary modifications to ensure Year 2000 compliance are expected to be completed by June 30, 1999. The costs to modify the existing systems to ensure Year 2000 compliance are expected to be less than $100,000 at the completion of the project.

         Since the core business of the Company centers around the collection of cash at the theatre box office, an unanticipated Year 2000 computer failure should not have an adverse impact on the Company's ability to continue with day-to-day operations. The impact from a system failure from a practical standpoint should only affect the financial reporting and operational analysis that is presently performed at the corporate office.

         In the most reasonably likely worst case scenario, the Company could return to a manual system of recording daily admissions revenues from a day-to-day operating standpoint.

         The Company operates a large number of geographically dispersed theatres and has a large supplier base and believes that this will mitigate any adverse impact. The Company has initiated formal communications with its significant suppliers, customers and critical business partners to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own Year 2000 issues. The Company has taken steps to monitor the progress made by those parties and intends to test critical system interfaces as the Year 2000 approaches. The Company will develop appropriate contingency plans in the event that a significant exposure is identified relative to the dependencies on third-party systems. While the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third-parties on which the Company relies will be converted in a timely manner or that a failure to properly convert by another company would not have a material adverse effect on the Company.

         The Company is in the process of formulating its contingency plan for the Year 2000 compliance issue and anticipates to complete its plan during the second quarter of 1999.

         The Company purchased a new Year 2000 compliant financial reporting and distribution system that was made operational on January 4, 1999. The decision to purchase this new system at a cost of more than $1 million was made by management in order to effectively handle the increasing financial reporting and analysis needs of the Company in the years to come as the Company continues at its rapid growth rate.

New Accounting Pronouncements

         Statement of Position (SOP) 98-5 issued in April 1998 requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 during the first quarter of 1999 and does not expect the adoption of SOP 98-5 will have a material impact on the Company's operations.

Other Issues

         The Company intends that this report be governed by the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 (the "PSLR Act") with respect to statements that may be deemed to be forward-looking statements under the PSLR Act. Such forward-looking statements may include, but are not limited to, the Company and any of its subsidiaries' long-term theatre strategy. Actual results could differ materially from those indicated by such forward-looking statements due to a number of factors.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk.

         The Company has limited exposure to financial market risks, including changes in interest rates and other relevant market prices. The Company does not have any derivative financial instruments in place as of December 31, 1998.

         An increase or decrease in interest rates would affect interest costs relating to the Company's variable rate credit facilities. The Company and/or its subsidiaries are currently parties to three such credit facilities. At December 31, 1998, there was an aggregate of approximately $241 million of variable rate debt outstanding under these facilities. The facilities are priced with a variable rate based on LIBOR or a base rate, plus, in each case, an applicable margin. The Company has no interest rate swaps or other hedging facilities relating to these credit facilities. These facilities represent approximately 38% of the Company's outstanding long-term debt. Changes in interest rate do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

         The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of its international operations. See Item 7
- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Inflation and Foreign Currency," which information is incorporated herein by reference.

Item 8:  Financial Statements and Supplementary Data.

         The financial statements and supplementary data are listed on the Index at F-1. Such financial statements and supplementary data are included herein beginning on page F-3.


Item 9:  Changes in and Disagreements on Accounting and Financial Disclosure.

         None.


                                    PART III

Item 10:          Directors and Executive Officers of the Registrant.

         The directors and executive officers of the Company are:

         NAME                       AGE                                       POSITION
Lee Roy Mitchell*                  62      Chairman of the Board; Chief Executive Officer; Director
Tandy Mitchell                     48      Vice Chairman of the Board; Executive Vice President;
                                           Secretary; Director
Alan W. Stock+                     38      President; Chief Operating Officer; Director
Jeffrey J. Stedman                 36      Senior Vice President; Treasurer; Chief Financial Officer; Assistant
                                           Secretary; Director
Rob Carmony                        41      Senior Vice President-Director of Operations
Margaret E. Richards               40      Vice President-Real Estate; Assistant Secretary
Jerry Brand                        53      Vice President-Film Licensing
Walter Hebert                      53      Vice President-Purchasing
Don Harton                         41      Vice President-Construction
Randy Hester                       46      Vice President-Marketing
Philip Wood                        35      Vice President
W. Bryce Anderson*+                56      Director
Heriberto Guerra, Jr.+             49      Director
James A. Stern                     48      Director
James L.  Singleton+               43      Director
Denny Rydberg                      53      Director

--------------------------

* Member Audit Committee

+ Member Compensation Committee

     The Shareholders' Agreement (as defined herein) contains a voting agreement pursuant to which Mr. Mitchell agreed to vote his share of common stock of the Company to elect designees of Cypress Advisors L.P. ("CALP") to the Board of Directors of the Company. As of March 30, 1999, CALP had the right to designate two board members. Additionally, the Shareholders' Agreement provides that the Company must obtain the written consent of CALP for certain corporate acts.

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

     Jeffrey J. Stedman has served as a Director of the Company since March 1996, as Senior Vice President since July 1997 and as Vice President, Treasurer and Chief Financial Officer of the Company since April 1993. From December 1989 to April 1993, Mr. Stedman was Director of Finance of the Company. Prior to joining the Company in December 1989, Mr. Stedman was a Manager in the tax department of Deloitte & Touche LLP where he was employed from December 1984 to December 1989. Mr. Stedman is a certified public accountant.

     Robert F. Carmony has served as Senior Vice President-Director of Operations since July 1997, as Vice President-Director of Operations since March 1996 and has served as Director of Operations of the Company since June 1988. Prior to joining the Company, Mr. Carmony was owner of O.C. Enterprises, a software development firm, from 1986 to 1988. Prior to forming his own software company, Mr. Carmony worked for Plitt-Cineplex Odeon theatres from 1985 to 1986. He worked as a Systems Analyst for Electronic Data Systems (EDS) from 1984 to 1985.

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

     James L. Singleton was elected Director of the Company in March 1996. Mr. Singleton has been Vice Chairman of Cypress since its formation in April 1994. Prior to joining Cypress Group, Mr. Singleton was a Managing Director with Lehman Brothers, Inc., an investment banking firm. Mr. Singleton is a director of Able Body Corporation and L.P. Thebault Company.

     Denny Rydberg was elected Director of the Company in July 1997. Mr. Rydberg has been President of Young Life since July 1993. Prior to joining Young Life, Mr. Rydberg was Director of University Ministries at University Presbyterian Church, Vice President of Youth Specialties and Director of Operations for Inspirational Films.

Item 11:      Executive Compensation

                                            SUMMARY COMPENSATION TABLE


                                                           Annual Compensation         Long Term
                                                           -------------------        Compensation
                                                                                         Awards
                                                                                      ------------

                                                                                         Securities
                                                                                          Underlying      All Other
                                                           Salary (A)       Bonus        Options/SARs    Compensation
       Name and Principal Position            Year            ($)             ($)           (#)              ($)
       ---------------------------            ----          --------      ----------   -------------     -------------
Lee Roy Mitchell, Chairman of the Board       1998          $356,511      $1,643,489              -       $118,040(B)
and Chief Executive Officer                   1997           324,101       1,675,910              -        120,794(C)
                                              1996           294,632       1,703,357              -        120,794(C)


Alan Stock, President and Chief Operating     1998          $285,000        $121,239(I)         300          7,500(D)
Officer                                       1997           252,484          75,000              -          7,125(D)
                                              1996           192,500          83,739              -        921,623(E)

Jeffrey J. Stedman, Senior Vice President,    1998          $200,000        $85,080(I)          300         $7,500(D)
Treasurer and Chief Financial Officer         1997           175,000          57,500              -          7,125(D)
                                              1996           125,000         102,160              -        221,311(F)


Tim Warner, President -                       1998          $230,000       $97,842(I)           300          7,500(D)
Cinemark International (G)                    1997           200,000          60,000            200          7,125(D)
                                              1996           106,731          29,423            400             - (D)

Jerry Brand, Vice President-Film Licensing(H) 1998          $200,000       $63,800(I)           150         $7,500(D)
                                              1997           187,250         $42,131              -          7,125(D)
                                              1996           149,616          31,827            200

---------------------------

(A) Amounts shown include cash and non-cash compensation earned and received by executive officers as well as amounts earned but deferred at the election of those officers.

(B) Represents $98,844 of life insurance premiums paid by the Company for the benefit of Mr. Mitchell, a $1,950 annual contribution to the Company's 401(k) savings plan and $17,246 representing the value of the use of a Company vehicle for one year.

(C) Represents $98,844 of life insurance premiums paid by the Company for the benefit of Mr. Mitchell, a $1,950 annual contribution to the Company's 401(k) savings plan and $20,000 representing the value of the use of a Company vehicle for one year.

(D) Represents the Company's annual contribution to the Company's 401(k) savings plan.

(E) Represents a $6,930 annual contribution by the Company to the Company's 401(k) savings plan, $535,402 of compensation relating to the value of stock options exercised over the exercise price of $1.00 per share, and $379,291 reimbursement for estimated tax obligations incurred upon exercise of stock options.

(F) Represents a $6,930 annual contribution by the Company to the Company's 401(k) savings plan, $125,485 of compensation relating to the value of stock options exercised over the exercise price of $1.00 per share, and $88,896 reimbursement for estimated tax obligations incurred upon exercise of stock options.

(G) Mr. Warner joined the Company in April 1996 as President - Cinemark International.

(H)      Mr. Brand joined the Company as Vice President-Film Licensing in March
         1996.

(I)      Bonuses were earned in 1998, but were paid in February 1999.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR



                                    Individual Grants
                                      Percent of total
                                          options/
                         Options/       SARs granted      Exercise or
                           SARs       to employees in     base price        Expiration     Grant date
        Name           Granted (#)      fiscal year         ($/Sh)             date          present
                                                                                              value
Lee Roy Mitchell            -                -                n/a              n/a             n/a
Alan Stock                 300               5%             $1,674           12/12/08        $2,100
Jeffrey J. Stedman         300               5%             $1,674           12/12/08        $2,100
Tim Warner                 300               5%             $1,674           12/12/08        $2,100
Jerry Brand                150              2.5%            $1,674           12/12/08        $2,100




AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                           Number of Securities
                                                                                Underlying      Value of Unexercised
                                                                               Unexercised          In-The-Money
              Name               Shares Acquired on   Value Realized ($)     Options/SARs at       Options/SARs at
                                    Exercise (#)                                FY-End (#)           FY-End ($)
                                                                               Exercisable/         Exercisable/
                                                                              Unexercisable         Unexercisable
Lee Roy Mitchell                         --                   --                    --                   --
Alan Stock                               --                   --                 1817/300                (A)
Jeffrey J. Stedman                       --                   --                 405/320                 (A)
Tim Warner                                _                   --                 296/604                 (A)
Jerry Brand                              --                   --                  80/270                 (A)

-------------------------------------------------

(A) The Company has the right to call the shares issuable upon exercise of the options for terminating employees. The call price increases over the five year vesting period of the options.


401(k) PENSION PLAN

     The Company sponsors a defined contribution savings plan (the "401(k) Plan") whereby certain employees of the Company or its subsidiaries may (under current administrative rules) elect to contribute, in whole percentages between 1% and 15% of such employee's compensation, provided no employee's elective contribution shall exceed the amount permitted under Section 402(g) of the Internal Revenue Code of 1986, as amended ($10,000 in 1998). A discretionary matching contribution is made by the Company annually ($.8 million in the aggregate in 1998) to individual accounts. The Company's matching contribution is subject to vesting and forfeiture. The Company's contributions vest to individual accounts at the rate of twenty percent (20%) per year beginning two years from the date of employment. After an employee has worked for seven years, employees have full and immediate vesting rights to all of the Company's matching contributions. The Company's contributions to the accounts of the named Executive Officers are included in the Summary Compensation Table.

EMPLOYMENT AGREEMENTS

     Mr. and Mrs. Mitchell each have an employment agreement with the Company which contains the terms described below.

     Lee Roy Mitchell's 1998 base salary was $356,511 and will increase thereafter at the rate of 10% per year. In addition, Mr. Mitchell (i) is entitled to receive an annual bonus, subject to approval by the Board of Directors, which together with base salary may not exceed $2 million, which bonus was approximately $1.6 million for the year ended December 31, 1998, (ii) is reimbursed for expenses incurred by him in connection with his duties, and
(iii) receives the use of an automobile of his choice to be replaced at his election every three years, a club membership of his choice, a whole life insurance policy in the amount of $3.3 million insuring his life during the period of his employment and any other benefits generally available to the executives of the Company. The maximum base salary and bonus which Mr. Mitchell is entitled to receive for any calendar year is limited to $2 million and the payment of any bonus requires board approval. The employment agreement terminates on the earlier of (i) Mr. Mitchell's death or permanent disability (except with respect to amounts payable as described in the following sentence) or (ii) December 31, 2001. In the event of Mr. Mitchell's permanent disability, he will be entitled to receive $10,000 per month for a period of 60 months.

     Tandy Mitchell's 1998 base salary was $159,440 and will increase thereafter at the rate of 10% per year. In addition, Mrs. Mitchell (i) is reimbursed for expenses incurred by her in connection with her duties and (ii) receives the use of an automobile of her choice to be replaced at her election every three years, a whole life insurance policy in the amount of $1.0 million insuring her life during the period of her employment and any other benefits generally available to the executives of the Company. The employment agreement terminates on the earlier of (i) Mrs. Mitchell's death or permanent disability or (ii) December 31, 2001.

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

     The employment agreements of Mr. and Mrs. Mitchell further provide that they will be indemnified against certain liabilities that may arise by reason of their status or service as executive officers of the Company. The employment agreements of Mr. and Mrs. Mitchell do not prohibit their engaging in activities competitive with those of the Company, including the acquisition of theatres (subject to fiduciary duties to the Company imposed by applicable law or contractual obligation imposed upon Mr. Mitchell by the Shareholders' Agreement). See "Certain Transactions--Cypress Investment."


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

     As of March 30, 1999, there were outstanding under the Plan options to purchase 7,121 shares of the Company's Class B Common Stock.

     During 1998, the Company granted additional options under the Plan to purchase 470 shares of Class B Common Stock of the Company at an exercise price of $1.00 per share. The options expire 10 years from the date of grant. The Company believes that the market value of a share of Class B Common Stock on the date of grant exceeded the option price by approximately $1,800. As a result, the Company accrued $.8 million for unearned compensation and will amortize this noncash expense at a rate of $169,200 per year during the five year vesting period for the options granted.

     In July 1998, the Company repurchased options to purchase 454 shares of Class B Common Stock issued to a retiring employee. The aggregate purchase price for such options was approximately $.8 million.

     Independent Director Stock Options

     The Company has granted the unaffiliated directors of the Company options to purchase up to an aggregate of 900 shares of the Company's Class B Common Stock at an exercise price of $833.34 per share (the "Director Options"). Effective April 15, 1995, the Company amended the Director Options to reduce the aggregate number of shares of common stock issuable pursuant to the Director Options from 900 to 600 and to reduce the exercise price of the Director Options from $833.34 per share to $1.00 per share. The Director Options vested on June 1, 1997. The options expire ten years from the date of grant. In December 1998, the Company granted an unaffiliated director of the Company options to purchase 200 shares of the Company's Class B Common Stock at an exercise price of $1.00 per share. The options vest five years from the date of grant and expire ten years from the date of grant. The Company believes that the market value of a share of Class B Common Stock on the date of grant exceeded the option price by approximately $2,099. As a result, the Company accrued $419,800 for unearned compensation and will amortize the non-cash expense at a rate of $83,960 per year during the five year vesting period for the options granted. A director's options are forfeited if the director resigns or is removed from the Board of Directors of the Company. As of March 30, 1999, there were outstanding options to purchase 800 shares of the Company's Class B Common Stock issued to directors of the Company.

Long Term Incentive Plan

     In November 1998, the Board approved a Long Term Incentive Plan (the "1998 Plan") under which the Compensation Committee, in its sole discretion, may grant employees incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards performance units, performance shares or phantom stock up to an aggregate of 9,794 shares of the Company's Class B Common Stock. The Compensation Committee has the discretion to set the exercise price and the term (up to ten years) of the options. All awards under the 1998 Plan vest at the rate of one-fifth of the total award per year beginning one year from the date of grant, subject to acceleration by the Compensation Committee. An employee's award under the 1998 Plan is forfeited if the employee is terminated for cause. Upon termination of the employee's employment with the Company, the Company has the option to repurchase the award at the fair market value of the shares of Class B Common Stock vested under such award provided that no public market exists for any class of common stock of the Company. During 1998, the Company granted under the 1998 Plan options to purchase an aggregate of 5,450 shares of Class B Common Stock with an exercise price of $1,674. The Company believes that the market value of a share of Class B Common Stock on the date of grant exceeded the option price by approximately $426. As a result, the Company accrued $2.2 million for unearned compensation and will amortize the noncash expense at a rate of $464,340 per year during the five year vesting period for the options granted. In January 1999, the Company granted options to purchase an additional 40 shares with an exercise price of $1,674. As a result, the Company accrued $17,040 for unearned compensation and will amortize the non-cash expense at a rate of $3,408 per year during the five year vesting period for the options granted. As of March 30, 1999, there were outstanding under the 1998 Plan options to purchase 5,490 shares of the Company's Class B Common Stock.

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


Item 12:      Security Ownership of Certain Beneficial Owners and Management.

     The following table and the accompanying footnotes set forth, as of March 30, 1998, the beneficial ownership of the Company's Common Stock by (i) each person who is known to the Company to own beneficially more than 5% of either class of its outstanding Common Stock, (ii) each director and named executive officer, and (iii) all officers and directors as a group:

                                                                                              Combined
                                                          Number of                            Percent
Names and Addresses(1)          Title of Class            Shares (2)     Percent of Class     of Classes
----------------------          --------------            ----------     ----------------     ----------
Lee Roy Mitchell(3)             Class A Common Stock          1,500          100.0%
3900 Dallas Parkway                                                                              24.7%
Suite 500                       Class B Common Stock         44,187           24.1%
Plano, TX 75093
CGI Equities, Ltd.              Class A Common Stock              -           --                 18.1%
3900 Dallas Parkway
Suite 500                       Class B Common Stock         33,500           18.3%
Plano, TX 75093

                                                                                              Combined
                                                          Number of                            Percent
Names and Addresses(1)          Title of Class            Shares (2)     Percent of Class     of Classes
----------------------          --------------            ----------     ----------------     ----------
Cypress Merchant                Class A Common Stock              --            --
Banking Partners, L.P.                                                                           42.5%
65 East 55th St.                Class B Common Stock          78,469            42.8%
New York, NY 10022

Cypress Pictures Ltd.           Class A Common Stock              --            --
c/o W.S. Walker Co.                                                                               2.2%
Second Floor                    Class B Common Stock           4,079             2.2%
Caledonian House
Mary St., P.O. Box 265
George Town, Grand
Cayman
Cayman Islands

The Mitchell Special            Class A Common Stock              --            --
Trust                                                                                             7.9%
3900 Dallas Parkway             Class B Common Stock          14,667             8%
Suite 500
Plano, TX 75093

Tandy Mitchell(4)               Class A Common Stock              --            --
                                                                                                 --
                                Class B Common Stock              --            --
Alan W. Stock(5)                Class A Common Stock              --            --

                                Class B Common Stock           1,817             *                *
Jeffrey J. Stedman(6)           Class A Common Stock              --             -

                                Class B Common Stock             405             *                *
Tim Warner(7)                   Class A Common Stock               -             -

                                Class B Common Stock             296             *                *


Jerry Brand (8)                 Class A Common Stock              --             -

                                Class B Common Stock              80             *                *


W. Bryce Anderson               Class A Common Stock              --            --
                                                                                                 --
                                Class B Common Stock             200            --
Heriberto Guerra, Jr.           Class A Common Stock              --            --
                                                                                                 --
                                Class B Common Stock             200            --

                                                                                              Combined
                                                          Number of                            Percent
Names and Addresses(1)          Title of Class            Shares (2)     Percent of Class     of Classes
----------------------          --------------            ----------     ----------------     ----------
James A. Stern                  Class A Common Stock              --           --
                                                                                                  --
                                Class B Common Stock              --           --
James L. Singleton              Class A Common Stock              --           --
                                                                                                  --
                                Class B Common Stock              --           --
Denny Rydberg                   Class A Common Stock              --           --
                                                                                                  --
                                Class B Common Stock              --           --
Directors and Officers as       Class A Common Stock           1,500          100.0%
a Group (16 persons) (9)                                                                          27%
                                Class B Common Stock          48,419           26.4%

*    Less than 1%.

(1) Unless otherwise indicated, the Company believes the beneficial owner has both sole voting and investment powers over such shares.

(2) As of March 30, 1999, 1,500 shares of Class A Common Stock and 183,482 shares of Class B Common Stock were issued and outstanding. Includes 6,620 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.

(3) Does not include 15,937 shares of Class B Common Stock held in trust for the benefit of certain of Mr. Mitchell's grandchildren and 33,500 shares of Class B Common Stock owned for the benefit of Mr. Mitchell's descendants as to which Mr. Mitchell disclaims beneficial ownership. Mr. Mitchell is the co-trustee of such trusts.

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

(7) Includes 296 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.

(8) Includes 80 shares of the Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.

(9) Includes 4,232 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report. Does not include 15,937 shares of Class B Common Stock held in trust for the benefit of certain of Mr. Mitchell's grandchildren and 33,500 shares of Class B Common Stock owned for the benefit of Mr. Mitchell's descendants, as to which Mr. Mitchell disclaims beneficial ownership. Mr. Mitchell is the co-trustee of such trusts.

COMMON STOCK

     The rights of the holders of Class A and Class B common stock are identical except for voting and conversion rights. Each share of Class A Common Stock is entitled to one vote on all matters submitted to a vote of the Company's shareholders. Class B Common Stock is non-voting. Subject to contractual limitations regarding conversion of Class B Common Stock into Class A Common Stock contained in the Shareholders' Agreement and in Stock Transfer Restriction Agreements between the Company and certain former employees, each share of Class B Common Stock is convertible at any time, at the option of and without cost to the shareholder, into the same number of shares of Class A Common Stock upon surrender to the Company of the certificate or certificates evidencing the Class B Common Stock to be converted, together with a written notice of the election of such shareholder to convert such shares into Class A Common Stock. Holders of Class A and Class B Common Stock are entitled to receive pro rata per share such dividends as the Board of Directors may from time to time declare out of funds of the Company legally available for the payment of dividends. Upon liquidation, dissolution or winding-up of the Company, the holders of Class A and Class B Common Stock are entitled to share ratably in all assets available for distribution after payment in full of creditors. In a merger, consolidation or other business combination, the consideration to be received per share by holders of Class A and Class B Common Stock must be identical, except that in any such transaction in which shares of common stock are distributed, such shares may differ to the extent that voting rights differ among existing classes of Common Stock. See "Certain Transactions-- Cypress Investment."


Item 13:      Certain Relationships and Related Transactions.


Movie Theatre Investors

     The Company managed three theatres (37 screens) for Movie Theatre Investors, Ltd. Mr. Mitchell was the sole shareholder of one of the general partners of Movie Theatre Investors. In addition, Mr. Mitchell owned 10.1%, Mrs. Mitchell and affiliates owned 7.4% and the Company owned 1.1% of the limited partnership interests in Movie Theatre Investors. The Company received $29,360 in management fees from Movie Theatre Investors from operations in January and February 1998. See "Business - Management Agreements." In February 1998, the Company acquired these three theatres from Movie Theatre Investors, Ltd. for an aggregate purchase price of $19 million.

Laredo Joint Venture

     The Company manages one theatre (12 screens) for Laredo Theatre, Ltd. ("Laredo"). Lone Star Theatres, Inc. owns 25% of the limited partnership interests in Laredo. Cinemark International is the sole general partner and owns the remaining limited partnership interests. Lone Star Theatres, Inc. is owned 100% by Mr. David Roberts, who is Mr. Mitchell's son-in-law. The Company recorded $153,381 in management fees from Laredo in 1998.

Cinemark Partners II

     The Company manages one theatre (17 screens) for Cinemark Partners II, Ltd. ("Cinemark Partners II"). Cinemark Partners I, Inc., a wholly owned subsidiary of the Company, is the sole general partner of Cinemark

Partners II. Cinemark Partners I, Inc. owns 1% of the limited partnership interests in Cinemark Partners II and the Company owns 50% of the limited partnership interests in Cinemark Partners II. On January 5, 1998, the Company purchased approximately 31% of the limited partnership interests in Cinemark Partners II for $3 million from the existing partners. Prior to such acquisition, Mr. Mitchell owned 10.1% of the limited partnership interests in Cinemark Partners II. Additionally, the Company purchased an additional 77.1 units for an aggregate purchase price of $3.7 million. After consummating such transactions, the Company owns approximately 51% of Cinemark Partners II. The Company received $233,730 in management fees from Cinemark Partners II in 1998.

Cinemark Alberta

     The Company manages two discount theatres (24 screens) for Cinemark Alberta. Cinemark Holdings Canada, Inc., a wholly owned subsidiary of Cinemark International, runs 50% of Cinemark Alberta. The Company received $118,633 in management fees from Cinemark Alberta in 1998.

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

(d)  Financial Statement Schedules.

     See the accompanying Index beginning on page F-1.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 1999                           CINEMARK USA, INC.




                                                 BY:   /s/ Alan W. Stock
                                                    ----------------------------
                                                       Alan W. Stock, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Name                                          Title                                Date
           ----                                          -----                                ----
    /s/ Lee Roy Mitchell                    Chairman of the Board of Directors            March 30, 1999
 ------------------------------------       and Chief Executive Officer
 Lee Roy Mitchell


   /s/ Tandy Mitchell                       Director                                      March 30, 1999
  Tandy Mitchell

   /s/ Alan W. Stock                        Director                                      March 30, 1999
 ------------------------------------
  Alan W. Stock

   /s/ Jeffrey J. Stedman                   Director; Vice President and Treasurer        March 30, 1999
 ------------------------------------       (Chief Financial and Accounting
  Jeffrey J. Stedman                        Officer)

   /s/ W. Bryce Anderson                    Director                                      March 30, 1999
 ------------------------------------
  W. Bryce Anderson

   /s/ Heriberto Guerra                     Director                                      March 30, 1999
 ------------------------------------
  Heriberto Guerra

   /s/ James A. Stern                       Director                                      March 30, 1999
 ------------------------------------
  James A. Stern

   /s/ James L. Singleton                   Director                                      March 30, 1999
 ------------------------------------
  James L. Singleton

   /s/ Denny Rydberg                        Director                                      March 30, 1999
 ------------------------------------
  Denny Rydberg

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

                       CINEMARK USA, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS
            (ITEMS 8 AND 14 OF FORM 10-K) AND SUPPLEMENTAL SCHEDULES



                                                                                               Page
                                                                                               ----
INDEPENDENT AUDITORS' REPORT OF DELOITTE & TOUCHE LLP......................................    F-2A

INDEPENDENT AUDITORS' REPORT OF ERNST & YOUNG..............................................    F-2B

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES:...............................................

Consolidated Balance Sheets, December 31, 1997 and 1998....................................    F-3

Consolidated Statements of Income for the Years Ended
         December 31, 1996, 1997 and 1998..................................................    F-5

Consolidated Statements of Shareholders' Equity and Comprehensive Income for the
         Years Ended December 31, 1996, 1997 and 1998......................................    F-6

Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1996, 1997 and 1998..................................................    F-7

Notes to Consolidated Financial Statements.................................................    F-8


SUPPLEMENTAL SCHEDULES REQUIRED BY THE INDENTURES
FOR THE SENIOR SUBORDINATED NOTES:

Schedule

A.       Consolidating Balance Sheet Information, December 31, 1998........................    S-1

B.       Consolidating Statement of Operations Information for the Year Ended
           December 31, 1998...............................................................    S-2

C.       Consolidating Statement of Cash Flows Information for the Year Ended
           December 31, 1998...............................................................    S-3

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Cinemark USA, Inc. and Subsidiaries
Plano, TX

We have audited the accompanying consolidated balance sheets of Cinemark USA, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of a consolidated subsidiary in Brazil as of December 31, 1998, and for the year then ended, which statements reflect total assets constituting 7% of consolidated total assets as of December 31, 1998 and total revenues constituting 5% of consolidated total revenues for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this subsidiary audited by other auditors, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Cinemark USA, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


/S/ Deloitte & Touche LLP
Dallas, Texas

March 26, 1999


                                      F-2A

                          REPORT OF INDEPENDENT AUDITORS


To The Shareholders of
CINEMARK BRASIL S.A.
Sao Paulo, Brazil

1. We have audited the accompanying balance sheets of Cinemark Brasil S.A. as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity and changes in financial position for the years then ended, prepared in conformity with accounting principles generally accepted in Brazil. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion based on these financial statements.

2. Our audits were conducted in accordance with generally accepted auditing standards in Brazil and included: a) the planning of our work, taking into consideration the materiality of balances, the volume of transactions and the accounting and internal control systems of the Company; b) the examination on a test basis of documentary evidence and accounting records supporting the amounts and disclosures in the financial statements; and c) an assessment of the accounting practices used and significant estimates made by management as well as an evaluation of the overall financial statement presentation.

3. In our report of independent auditors as of July 31, 1998 relating to the financial statements for the year ended December 31, 1997 referred to above, we presented a qualified opinion in connection with the inventories account. In 1998, the Company reviewed the inventory valuation criteria, adjusting the inventory initial balances directly against shareholders' equity. As for the December 31, 1998 balances, the inventory valuation was adequately recorded.

4. In our opinion, except for the issue mentioned in the third paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Cinemark Brasil S.A. at December 31, 1998 and 1997, and the results of its operations, changes in its shareholders' equity and changes in its financial position for the years then ended, in conformity with accounting principles generally accepted in Brazil.



                                 ERNST & YOUNG
                          Auditores Independentes S.C.
                                CRC2SP015199/O-6
                             /s/ LUIZ CARLOS NANNIM
                               Luiz Carlos Nannim
                          Accountant CRC1SP171638/O-7

Campinas, Brazil
March 26, 1999


                                      F-2B

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1998
--------------------------------------------------------------------------------


ASSETS                                                           1997            1998
CURRENT ASSETS:
    Cash and cash equivalents                               $ 31,788,380     $ 25,645,868
    Temporary cash investments                                   331,156          345,985
    Inventories                                                2,234,231        3,591,705
    Co-op advertising and other receivables                   13,138,112       12,414,288
    Prepaid expenses and other                                 8,115,825       23,679,097
                                                            ------------     ------------

       Total current assets                                   55,607,704       65,676,943

THEATRE PROPERTIES AND EQUIPMENT:
    Land                                                      45,933,669       63,150,938
    Buildings                                                209,117,345      230,092,564
    Leasehold interests and improvements                     101,918,512      128,781,996
    Theatre furniture and equipment                          211,928,488      413,797,934
    Theatres under construction                               75,294,931       53,230,545
                                                            ------------     ------------

    Total                                                    644,192,945      889,053,977

    Less accumulated depreciation and amortization            95,251,013      138,550,648
                                                            ------------     ------------

       Theatre properties and equipment - net                548,941,932      750,503,329


OTHER ASSETS:
    Certificates of deposit (Note 8)                           1,525,852        3,710,111
    Investments in and advances to affiliates (Note 11)       34,129,399       29,811,533
    Intangible assets - net (Note 3)                           4,413,301       13,495,195
    Deferred charges and other - net (Notes 4 and 5)          16,978,652       19,475,523
                                                            ------------     ------------

       Total other assets                                     57,047,204       66,492,362
                                                            ------------     ------------


TOTAL                                                       $661,596,840     $882,672,634
                                                            ============     ============

                                                                     (Continued)

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1998
--------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY                                        1997              1998
CURRENT LIABILITIES
    Current portion of long-term debt (Note 5)                         $     30,730      $    337,895
    Accounts payable                                                     27,382,918        28,295,844
    Accrued film rentals                                                 15,206,349        18,811,968
    Accrued interest                                                     12,672,981        17,147,519
    Accrued payroll                                                       3,998,856         6,814,731
    Accrued property taxes and other liabilities                         17,745,339        24,228,395
                                                                       ------------      ------------

       Total current liabilities                                         77,037,173        95,636,352

LONG-TERM LIABILITIES
    Long-term debt, less current portion (Note 5)                       463,470,009       631,310,726
    Deferred lease expenses                                              13,064,630        14,006,106
    Deferred gain on sale leaseback (Note 8)                                   --           6,803,542
    Theatre development advance, less current portion                       373,562              --
    Deferred income taxes (Note 9)                                       10,937,029        16,114,342
                                                                       ------------      ------------

       Total long-term liabilities                                      487,845,230       668,234,716

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTERESTS IN SUBSIDIARIES (Note 7)                              26,732,561        43,001,950

SHAREHOLDERS' EQUITY
    Class A common stock, $.01 par value: 10,000,000 shares
       authorized, 1,500 shares issued and outstanding                           15                15
    Class B common stock, no par value: 1,000,000 shares
       authorized, 234,013 and 234,073 shares issued, respectively       49,537,547        49,537,607
    Additional paid-in-capital                                           10,201,882        13,773,691
    Unearned compensation - stock options                                (1,534,791)       (4,221,326)
    Retained earnings                                                    47,096,688        58,105,217
    Treasury stock, 57,211 Class B shares at cost                       (24,198,890)      (24,198,890)
    Other accumulated comprehensive income                              (11,120,575)      (17,196,698)
                                                                       ------------      ------------

       Total shareholders' equity                                        69,981,876        75,799,616
                                                                       ------------      ------------


TOTAL                                                                  $661,596,840      $882,672,634
                                                                       ============      ============

See notes to consolidated financial statements                      (Concluded)

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
--------------------------------------------------------------------------------


                                                                          1996            1997              1998
REVENUES
    Admissions                                                       $211,581,569      $274,800,669      $363,206,268
    Concessions                                                       116,943,658       149,243,137       192,104,307
    Other (Note 10)                                                    13,205,703        10,554,519        15,908,337
                                                                     ------------      ------------      ------------

        Total                                                         341,730,930       434,598,325       571,218,912

COSTS AND EXPENSES:
    Cost of operations (Note 10):
      Film rentals and advertising                                    112,657,139       148,674,251       197,218,829
      Concession supplies                                              18,431,926        22,472,659        30,377,832
      Salaries and wages                                               46,868,814        56,003,650        69,375,351
      Facility leases                                                  34,406,046        38,735,067        61,281,370
      Utilities and other                                              49,774,114        56,576,786        75,005,283
                                                                     ------------      ------------      ------------

        Total cost of operations                                      262,138,039       322,462,413       433,258,665

    General and administrative expenses                                23,486,530        27,598,119        32,947,380
    Depreciation and amortization                                      19,416,675        25,372,823        37,197,161
    Asset impairment loss (Note 1)                                      2,381,998         2,213,696         9,950,088
                                                                     ------------      ------------      ------------

        Total                                                         307,423,242       377,647,051       513,353,294

OPERATING INCOME                                                       34,307,688        56,951,274        57,865,618

OTHER INCOME (EXPENSE)
    Interest expense                                                  (19,551,655)      (32,703,303)      (42,083,479)
    Amortization of debt issue cost and discount                         (824,743)         (783,972)         (930,101)
    Interest income                                                     1,393,441         1,171,516         2,818,246
    Gain (loss) on sale of assets and other (Notes 2, 3 and 8)         11,130,996          (246,772)        3,056,554
    Equity in income of affiliates (Note 11)                              362,443           954,847          (190,330)
    Minority interests in (income) loss of subsidiaries (Note 7)          144,291           346,423         1,940,476
                                                                     ------------      ------------      ------------

        Total                                                          (7,345,227)      (31,261,261)      (35,388,634)
                                                                     ------------      ------------      ------------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS                     26,962,461        25,690,013        22,476,984

INCOME TAXES (Note 9)                                                  12,346,451        10,671,089        11,468,455
                                                                     ------------      ------------      ------------

INCOME BEFORE EXTRAORDINARY ITEMS                                      14,616,010        15,018,924        11,008,529

EXTRAORDINARY ITEMS (Note 5):
    Losses on early extinguishment of debt, net of income tax
      benefit of $6,057,922, $256,768 and $0, respectively             (9,386,111)         (313,827)             --
                                                                     ------------      ------------      ------------

NET INCOME                                                           $  5,229,899      $ 14,705,097      $ 11,008,529
                                                                     ============      ============      ============


EARNINGS PER SHARE: (Note 1)
    Before extraordinary item:
      Basic                                                          $      84.00      $      84.13      $      61.74
                                                                     ============      ============      ============
      Diluted                                                        $      79.93      $      80.45      $      59.02
                                                                     ============      ============      ============

    Net Income:
      Basic                                                          $      30.06      $      82.37      $      61.74
                                                                     ============      ============      ============
      Diluted                                                        $      28.60      $      78.77      $      59.02
                                                                     ============      ============      ============

See notes to consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
--------------------------------------------------------------------------------


                                                          Class A             Class B
                                                        Common Stock       Common Stock
                                                      ----------------   -----------------       Additional     Unearned
                                                      Shares             Shares                    Paid-in    Compensation
                                                      Issued    Amount   Issued     Amount         Capital    Stock Options

BALANCE January 1, 1996                               3,000     $ 30    205,570  $10,967,419     $6,604,037   $(2,848,738)

Net income
Issuance of common stock to Cypress                  (1,500)     (15)    25,393   38,567,078
Unearned compensation from stock options granted                                                  1,127,117    (1,127,117)
Unearned compensation from stock options forfeited                                                 (216,282)      151,810
Amortization of unearned compensation                                                                           1,389,328
Stock options exercised, including tax benefit                            2,213        2,213        897,800
Net effect of exchange of Cinemark Mexico
    Senior Notes and conversion of warrants to
    Senior Notes, including tax benefit                                                             770,208
Foreign currency translation adjustment
Purchase of treasury stock, 174 Class B shares,
    at cost
                                                      -----     ----    -------  -----------    -----------   -----------
BALANCE December 31, 1996                             1,500       15    233,176   49,536,710      9,182,880    (2,434,717)

Net income
Unearned compensation from stock options granted                                                  1,073,296    (1,073,296)
Unearned compensation from stock options forfeited                                                  (74,386)       61,988
Amortization of unearned compensation                                                                           1,911,234
Stock options exercised, including tax benefit                              837          837         20,092
Foreign currency translation adjustment
Purchase of treasury stock, 2,246 Class B shares,
    at cost
                                                      -----     ----    -------  -----------    -----------   -----------
BALANCE December 31, 1997                             1,500       15    234,013   49,537,547     10,201,882    (1,534,791)

Net income
Unearned compensation from stock options granted                                                  3,587,500    (3,587,500)
Unearned compensation from stock options forfeited                                                  (49,590)       37,193
Amortization of unearned compensation                                                                             863,772
Stock options exercised, including tax benefit                               60           60         33,899
Foreign currency translation adjustment
                                                      -----     ----    -------  -----------    -----------   -----------
BALANCE December 31, 1998                             1,500     $ 15    234,073  $49,537,607    $13,773,691   $(4,221,326)
                                                      =====     ====    =======  ===========    ===========   ===========



                                                                                           Other
                                                                                       Accumulated
                                                           Retained        Treasury    Comprehensive                  Comprehensive
                                                           Earnings         Stock          Income         Total          Income

BALANCE January 1, 1996                                  $27,161,692   $ (20,000,000)  $ (10,539,398) $ 11,345,042

Net income                                                 5,229,899                                     5,229,899    $ 5,229,899
Issuance of common stock to Cypress                                                                     38,567,063
Unearned compensation from stock options granted                                                              --
Unearned compensation from stock options forfeited                                                         (64,472)
Amortization of unearned compensation                                                                    1,389,328
Stock options exercised, including tax benefit                                                             900,013
Net effect of exchange of Cinemark Mexico                                                                     --
    Senior Notes and conversion of warrants to                                                                --
    Senior Notes, including tax benefit                                                                    770,208
Foreign currency translation adjustment                                                    (590,053)      (590,053)      (590,053)
Purchase of treasury stock, 174 Class B shares,                                                               --
    at cost                                                                 (184,416)                     (184,416)
                                                           ----------- -------------  -------------   ------------    -----------
BALANCE December 31, 1996                                   32,391,591   (20,184,416)   (11,129,451)    57,362,612    $ 4,639,846
                                                                                                                      ===========

Net income                                                  14,705,097                                  14,705,097     14,705,097
Unearned compensation from stock options granted                                                              --
Unearned compensation from stock options forfeited                                                         (12,398)
Amortization of unearned compensation                                                                    1,911,234
Stock options exercised, including tax benefit                                  (737)                       20,192
Foreign currency translation adjustment                                                       8,876          8,876          8,876
Purchase of treasury stock, 2,246 Class B shares,                                                             --
    at cost                                                               (4,013,737)                   (4,013,737)
                                                           ----------- -------------  -------------   ------------    -----------
BALANCE December 31, 1997                                   47,096,688   (24,198,890)   (11,120,575)    69,981,876    $14,713,973
                                                                                                                      ===========

Net income                                                  11,008,529                                  11,008,529     11,008,529
Unearned compensation from stock options granted                                                              --
Unearned compensation from stock options forfeited                                                         (12,397)
Amortization of unearned compensation                                                                      863,772
Stock options exercised, including tax benefit                                                              33,959
Foreign currency translation adjustment                                                  (6,076,123)    (6,076,123)    (6,076,123)
                                                           ----------- -------------  -------------   ------------    -----------
BALANCE December 31, 1998                                  $58,105,217 $ (24,198,890) $ (17,196,698)  $ 75,799,616    $ 4,932,406
                                                           =========== =============  =============   ============    ===========



See notes to consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
--------------------------------------------------------------------------------

                                                                     1996               1997               1998
OPERATING ACTIVITIES:
    Net Income                                                 $   5,229,899      $  14,705,097      $  11,008,529
    Loss on early extinguishment of debt                          15,444,033            607,033               --

    Noncash items in net income:
       Depreciation                                               16,251,709         24,241,903         35,798,680
       Amortization - intangibles and other assets                 3,819,462          2,573,587          2,162,415
       Loss on impairment of assets                                2,381,998          2,213,696          9,950,088
       Amortization of gain on sale leaseback                           --                 --             (271,458)
       Deferred lease expenses                                     2,199,854          1,484,001          1,341,476
       Deferred income tax expense                                 1,630,398          5,010,420          5,177,313
       Debt issued for accrued interest                            2,006,371          2,850,100               --
       Amortization of debt discount and premium                     170,247            (27,004)           (36,840)
       Amortized compensation - stock options                      1,324,856          1,898,836            851,375
       (Gain) loss on sale of assets                              (7,760,774)           558,254         (2,266,320)
       Equity in income of affiliates                               (362,443)          (954,847)           190,330
       Minority interests in income (loss) of subsidiaries          (144,291)          (346,423)        (1,940,476)

    Cash provided by (used for) operating working capital:
       Inventories                                                  (234,743)          (937,908)        (1,357,474)
       Co-op advertising and other receivables                    (3,902,355)        (4,506,650)           723,824
       Prepaid expenses and other                                 (2,493,331)        (5,476,834)       (15,563,272)
       Accounts payable                                           12,111,884          2,551,682            912,926
       Accrued liabilities                                        12,729,888         15,132,006         17,396,088
       Income taxes payable                                       (1,648,629)              --                 --
                                                               -------------      -------------      -------------

          Net cash provided by operating activities               58,754,033         61,576,949         64,077,204

INVESTING ACTIVITIES:
    Additions to Theatre properties and equipment               (177,953,281)      (200,272,497)      (387,905,629)
    Sale of Theatre properties and equipment                      10,427,303          1,737,632        152,215,795
    Decrease (increase) in certificates of deposit                   297,102               --           (2,184,259)
    Increase in investments in and advances to affiliates         (1,715,364)       (27,124,560)         4,127,536
    Increase in other assets                                      (8,478,376)        (3,643,028)       (14,396,545)
                                                               -------------      -------------      -------------

       Net cash used for investing activities                   (177,422,616)      (229,302,453)      (248,143,102)

FINANCING ACTIVITIES:
    Issuance of Senior Subordinated Notes                        199,106,000         77,250,000        103,950,000
    Retirement of Senior Subordinated Notes                                         (28,561,000)              --
    Retirement of Senior Notes                                  (123,370,000)        (1,630,000)              --
    Repurchase premium on retired Senior Notes                   (12,371,954)              --                 --
    Increase in long-term debt                                    97,510,000        194,065,000        315,888,000
    Reductions of long-term debt                                 (77,530,536)       (77,648,980)      (259,691,753)
    Payment on notes payable to related parties                   (2,086,513)              --                 --
    Decrease in Theatre development advance                         (356,046)          (396,095)          (390,562)
    Minority investment in subsidiaries, net                        (677,889)        26,338,402         18,209,865
    Issuance of common stock to Cypress                           38,567,063               --                 --
    Common stock issued for options exercised                        900,013             20,192             33,959
    Purchase of treasury stock                                          --           (4,013,737)              --
                                                               -------------      -------------      -------------

       Net cash provided by financing activities                 119,690,138        185,423,782        177,999,509

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS        (590,053)             8,876            (76,123)
                                                               -------------      -------------      -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     431,502         17,707,154         (6,142,512)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                           13,649,724         14,081,226         31,788,380

                                                               -------------      -------------      -------------
    End of period                                              $  14,081,226      $  31,788,380      $  25,645,868
                                                               =============      =============      =============
SUPPLEMENTAL INFORMATION (Note 12)

See notes to consolidated financial statements.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SIGNIFICANT ACCOUNTING POLICIES

         Business - Cinemark USA, Inc. and its subsidiaries (the Company) own or lease and operate motion picture theatres in 31 states, Mexico, Brazil, Argentina, Peru and Ecuador, at December 31, 1998. The following summarizes theatre transactions during 1996, 1997 and 1998.


                                                 Theatres     Screens
             Active at January 1, 1996                 159       1,247
                      Openings/Acquisitions             17         237
                      Closings/Sales                    (7)        (31)
                                                ----------  ----------
             Active at December 31, 1996               169       1,453
                      Openings/Acquisitions             19         249
                      Closings/Sales                   (14)        (68)
                                                ----------  ----------
             Active at December 31, 1997               174       1,634
                      Openings/Acquisitions             46         593
                      Closings/Sales                   (12)        (63)
                                                ----------  ----------
             Active at December 31, 1998               208       2,164
                                                ==========  ==========


         At December 31, 1998, the Company also manages two theatres (24 screens) for Cinemark Theatres Alberta, Inc., a Canadian corporation, a related party (Notes 10 and 11).

         Consolidated Financial Statements include the accounts of Cinemark USA, Inc. and all of its wholly owned and majority-owned domestic and foreign subsidiaries, which includes Cinemark International, L.L.C. (f/k/a Cinemark II, Inc.). Majority-owned subsidiaries are consolidated; 50% owned and greater than 20% owned businesses are accounted for as affiliates under the equity method except for one 50% owned foreign subsidiary which the Company effectively controls and thus consolidates (Notes 3 and 11). The results of these subsidiaries and affiliates are included in the financial statements effective with their formation or from their dates of acquisition. Significant intercompany balances and transactions are eliminated in the consolidation.

         Basis of Presentation - In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period. Actual results could differ significantly from those estimates.

         Revenues are recognized when admissions and concessions sales are received at the theatres. Film rental costs are accrued based on the applicable box office receipts and estimates of the final settlement pursuant to the film licenses.

         Cash and Cash Equivalents consist of operating funds held in financial institutions, petty cash held by the theatres and highly liquid investments with remaining maturities of three months or less when purchased.

         Temporary Cash Investments consist primarily of time deposits and government securities, which are classified as available for sale and are stated at amortized cost, which approximates market.

                       CINEMARK USA, INC. AND SUBSIDIARIES

         Inventories of concession products are stated at the lower of cost (first-in, first-out method) or market.

         Theatre Properties and Equipment are stated at cost less accumulated depreciation and amortization. Property additions include $2,152,816 and $4,397,643 of interest incurred during the development and construction of theatres capitalized in 1997 and 1998, respectively. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: buildings - 18 to 40 years, theatre furniture and equipment - 5 to 15 years. Leasehold interests and improvements are amortized using the straight-line method over the lesser of the lease period or the estimated useful lives of the leasehold improvements. The Company determined that impairment charges of $2,381,998, $2,213,696 and $9,950,088 were required for certain theatres in 1996, 1997 and 1998, respectively. The impairment charges were recognized in the third, third and fourth quarters of 1996, 1997 and 1998, respectively. For purposes of this calculation, fair value of operating theatres was determined based on cash flows.

         Intangible Assets represent primarily the excess of cost over the fair values of the net assets of theatre businesses acquired, less accumulated amortization ($821,382 and $1,466,882 at December 31, 1997 and 1998,
respectively). For financial reporting purposes, these goodwill amounts are being amortized primarily over 10 to 20 years, which approximate the remaining lease terms of the businesses acquired.

         Deferred Charges and other Assets, as applicable, are amortized using the straight-line method over the primary financing terms ended June 2000 to June 2008 for debt issue costs and over the six year term of the noncompete agreement. Statement of Position (SOP) 98-5 issued in April 1998 requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 during the first quarter of 1999 and does not expect the adoption of SOP 98-5 will have a material impact on the Company's operations.

         Deferred Income Taxes are provided under the liability method for temporary differences between revenue and expenses that are recognized for tax return and financial reporting purposes.

         Earnings Per Share are computed using the weighted average number of shares of Class A and Class B common stock outstanding during each period.

         Earnings per common and common share equivalent share are computed as follows:


                                                               1996        1997        1998
                                                             --------    --------    --------
         Net Income (in thousands)                           $  5,230    $ 14,705    $ 11,009
                                                             ========    ========    ========

         Basic:
            Weighted average common shares outstanding        173,996     178,524     178,325
                                                             ========    ========    ========

            Earnings per common share                        $  30.06    $  82.37    $  61.74
                                                             ========    ========    ========

         Diluted:
            Weighted average common shares outstanding        173,996     178,524     178,325
            Common equivalent shares for stock options          8,870       8,167       8,213
                                                             --------    --------    --------
            Weighted average shares outstanding               182,866     186,691     186,538
                                                             ========    ========    ========

            Earnings per common and common equivalent share  $  28.60    $  78.77    $  59.02
                                                             ========    ========    ========

                       CINEMARK USA, INC. AND SUBSIDIARIES

         Fair Values of Financial Instruments are estimated by the Company using available market information and other valuation methodologies in accordance with Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts for specific groups of financial instruments are presented in Note 5. Values are based on available market quotes or estimates using a discounted cash flow approach based on the interest rates currently available for similar debt. The fair value of financial instruments for which estimated fair value amounts are not specifically presented is estimated to approximate the related recorded value.

         Comprehensive income is presented in the consolidated statement of shareholders' equity and comprehensive income for 1996, 1997 and 1998, respectively, in accordance with Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income" which the company adopted in 1998.


2.       FOREIGN CURRENCY TRANSLATION

         The other accumulated comprehensive income in shareholders' equity of $11,120,575 and $17,196,698 at December 31, 1997 and 1998, respectively, primarily relates to the unrealized adjustments from translating the financial statements of Cinemark Brasil, S.A. and Cinemark de Mexico.

         Prior to 1997, the functional currency of Cinemark de Mexico was the peso. In 1997 and 1998 the Company was required to utilize the U.S. dollar as the functional currency of Cinemark de Mexico for U.S. reporting purposes due to the highly inflationary economy of Mexico. Thus, devaluations in the peso during 1997 and 1998 that affected the Company's investment were charged to exchange gain or loss rather than to the other accumulated comprehensive income account. An exchange gain (loss) of ($96,514) and $567,206 has been recognized in 1997 and 1998, respectively, and is included in gain (loss) on sale of assets and other. At December 31, 1998, the total assets of Cinemark de Mexico were approximately $60 million.

         Prior to 1998, the functional currency of Cinemark del Ecuador S.A. was the sucre. In 1998 the Company was required to utilize the U.S. dollar as the functional currency of Cinemark del Ecuador S.A. for U.S. reporting purposes due to the highly inflationary economy of Ecuador. Thus devaluations in the sucre during 1998 that affected the Company's investment were charged to exchange gain or loss rather than to the other accumulated comprehensive income account. An exchange gain of $223,028 was recognized in 1998, and is included in gain (loss) on sale of assets and other. At December 31, 1998, the total assets of Cinemark del Ecuador S.A. were approximately $5 million.

         In January 1998, the economy of Brazil became non-highly inflationary and the functional currency of Cinemark Brasil, S.A. changed from the U.S. dollar to the Real. Accordingly, assets and liabilities of Cinemark Brasil, S.A. are translated to U.S. dollars at year-end exchange rates (consistent with all other non-highly inflationary consolidated foreign subsidiaries). Income and expense items are translated at the average rates prevailing during the year. As a result of the devaluation of the real during 1998, the Company recorded a cumulative foreign currency translation adjustment resulting in a reduction of shareholder's equity of $4.4 million. At December 31, 1998, the total assets of Cinemark Brasil, S.A. were approximately $68 million.

                       CINEMARK USA, INC. AND SUBSIDIARIES

3.       ACQUISITIONS AND INVESTMENTS IN SUBSIDIARIES ACTIVITY

         Cinemark USA, Inc. has made the following direct investments in its subsidiaries in 1996, 1997 and 1998, respectively.


     ( in millions)                             Partners II     Leaseco      Argentine     Peruvian      Mexican
                                                Subsidiary    Subsidiary    Subsidiary    Subsidiary    Subsidiary
                                               ------------   ----------    ----------    ----------    ----------
January 1, 1996 Capital contributed               $ --          $ --            $ --         $ --          $ --
1996 Capital contribution                           --            --              --           --            --
1997 Capital contribution                           --            --              --           --            --
1998 Capital contribution                         $ 5.5         $12.7           $13.1        $ 1.5           --
1998 Ownership transfer from Cinemark               --            --              --           --          $21.0
International L.L.C
                                                  =====         =====           =====        =====         =====

Cumulative Capital contributed                    $ 5.5         $12.7           $13.1        $ 1.5         $21.0
                                                  =====         =====           =====        =====         =====

Ownership % as of December 31, 1998                  51%          100%            100%          50%         95.6%
                                                  =====         =====           =====        =====         =====


         Approximately $3.3 million of goodwill was recorded as part of the 1998 investment in the Peruvian subsidiary as the 50% ownership interest was acquired from the Cinemark International, L.L.C. joint venture partners at a cost in excess of the fair value of the net assets acquired. The Peruvian subsidiary was jointly owned by Cinemark International, L.L.C. and Cinemark USA, Inc. at December 31, 1998. The 50% interest held by Cinemark International, L.L.C. was transferred to Cinemark USA, Inc. in January 1999.


         In 1996, the Company sold its entire interest in 2 Day Video (Class A Common Stock) for $9,439,466 and a receivable of $633,288, resulting in a gain of $7 million.

         In 1998, Cinemark USA, Inc. acquired three theatres from Movie Theatres Investors (former affiliate entity) for an aggregate purchase price of $19 million resulting in the recording of $1.9 million of goodwill resulting from the purchase price being in excess of the fair value of the net assets acquired.

         Cinemark International, L.L.C. (a wholly-owned subsidiary of Cinemark USA, Inc.) has made the following direct investments in its subsidiaries in 1996, 1997 and 1998, respectively.


( in millions)                                                                                            Central
                                         Mexican    Brazilian    Argentine      Peruvian    Ecuadorian    American
                                        Subsidiary  Subsidiary   Subsidiary    Subsidiary   Subsidiary   Subsidiary
                                        ----------  ----------   ----------    ----------   ----------   ----------
January 1, 1996 Capital contributed        $ 11.0       $ --          $ --           $ --         $ --        $ --
1996 Capital contribution                    10.0         1.2           0.6           0.1           --          --
1997 Capital contribution                      --        24.8           3.9           1.4          1.3          --
1998 Capital contribution                      --          --           5.5            --          0.8         2.5
1998 Ownership transfer to Cinemark         (21.0)         --            --            --           --          --
USA, Inc.
                                           ------       -----         -----          ----         ----        ----
Cumulative Capital contributed             $  0.0       $26.0         $10.0          $1.5         $2.1        $2.5
                                           ======       =====         =====          ====         ====        ====

Ownership % as of December 31, 1998             0%         60%           50%           50%          60%         50%
                                           ======       =====         =====          ====         ====        ====

                       CINEMARK USA, INC. AND SUBSIDIARIES

         Approximately $2.4 million of goodwill was recorded as part of the 1998 investment in the Argentine subsidiary as a 25% ownership interest was acquired from the Cinemark International, L.L.C. joint venture partners at a cost in excess of the fair value of the net assets acquired.


4.       DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets at December 31 consist of the following:


                                                    1997            1998
                                                 -----------     -----------

   Debt issue costs                              $ 9,347,303     $ 7,667,147
   Noncompete agreements                             758,145          72,043
                                                 -----------     -----------
                  Total                           10,105,448       7,739,190
                                                 -----------     -----------
   Less accumulated amortization                   4,073,242       1,691,085
                  Net                              6,032,206       6,048,105
                                                 -----------     -----------
   Equipment, lease and other deposits             1,159,370         978,487
   Construction advances and other                 9,787,076      12,448,931
                                                 -----------     -----------
                  Total                          $16,978,652     $19,475,523
                                                 ===========     ===========


5.       LONG-TERM DEBT

Long-term debt at December 31 consists of the following:


                                                                1997             1998
                                                            ------------     ------------
Series B Senior Subordinated Notes due 2008,
         discussed below                                    $199,211,542     $199,286,042
Series D Senior Subordinated Notes due 2008,
         discussed below                                      77,148,496       76,945,489
Series B Senior Subordinated Notes due 2008,
         discussed below                                                      104,041,667
Cinemark USA, Inc. Revolving credit line
         of $350,000,000, discussed below                    155,000,000      191,000,000
Cinemark International, L.L.C., Revolving credit line
         of $30,000,000, discussed below                      30,000,000
Cinemark Mexico (USA), Revolving credit line
         of $30,000,000, discussed below                                       30,000,000
Cinemark Investments Corporation, Revolving credit line
         of $20,000,000, discussed below                                       20,000,000
Other long-term debt                                           2,140,701       10,375,423
                                                            ------------     ------------
Total long-term debt                                         463,500,739      631,648,621
Less current portion                                              30,730          337,895
                                                            ------------     ------------
Long-term debt, less current portion                        $463,470,009     $631,310,726
                                                            ============     ============

                       CINEMARK USA, INC. AND SUBSIDIARIES

         Senior Subordinated Notes - In August 1996, the Company issued $200 million principal amount of Series B Senior Subordinated Notes due 2008 (the "1996 Subordinated Notes"). The 1996 Subordinated Notes bear interest at the rate of 9 5/8% per annum, payable semi-annually on February 1 and August 1 of each year. The 1996 Subordinated Notes require the Company to restrict the payment of dividends, payment of subordinated debt prior to maturity and issuance of preferred stock and other indebtedness; and contain other restrictive covenants. The 1996 Subordinated Notes are redeemable at the option of the Company, beginning August 2001, ranging in redemption price from 104.8% in 2001 to 100% in 2003 and thereafter. Any outstanding Subordinated Notes are due August 1, 2008. The 1996 Subordinated Notes were issued at 99.553% of the principal face amount (a discount of $4.47 per $1,000 principal amount) for an aggregate discount of $894,000. The net proceeds to the Company from the issuance of the Subordinated Notes (net of discount, fees and expenses) were approximately $193.2 million.

         The Company utilized the proceeds from the $200 million issuance of Senior Subordinated Notes, to repurchase $123,370,000 of Senior Notes at $1,098.33 per $1,000.00 principal amount. An extraordinary loss of $9.0 million, net of related tax benefit, was recognized in connection with the premium paid and the write-off of the unamortized debt issue costs ($2,463,560) associated with the repurchased Senior Notes. In June 1997, the Company redeemed the remaining $1,630,000 of Senior Notes at a premium of $1,060 per $1,000 principal amount, resulting in an extraordinary loss of $53,789, net of related tax benefit.

         In June 1997, the Company issued $75 million principal amount of Series D Senior Subordinated Notes due 2008 ("1997 Subordinated Notes"). The 1997 Subordinated Notes are substantially identical in all material respects to the 1996 Subordinated Notes, including rate of interest. The 1997 Subordinated Notes were issued at 103.0% of the principal face amount (a premium of $30.00 per $1,000 principal amount). The net proceeds to the Company from the issuance of the Subordinated Notes (net of fees and expenses) were approximately $77.1 million. The proceeds from the Subordinated Notes were used to reduce the Company's indebtedness under the then Credit Facility.

         In January 1998, the Company issued $105 million principal amount of Series A Senior Subordinated Notes due 2008 ("1998 Subordinated Notes"). The 1998 Subordinated Notes are substantially identical in all material respects to the 1996 and 1997 Subordinated Notes, except for a lower 8-1/2% interest rate. The 1998 Subordinated Notes were issued at 99.0% of the principal face amount (a discount of $10.00 per $1,000 principal amount) for an aggregate discount of $1,050,000. The net proceeds to the Company from the issuance of the Subordinated Notes (net of discount, fees and expenses) were approximately $103.8 million. The proceeds from the Subordinated Notes were used to reduce the Company's indebtedness under the then Credit Facility. The Company exchanged the 1998 Subordinated Notes in March 1998 for 8 1/2% Series B Senior Subordinated Notes which are substantially identical in all material respects to the 1998 Subordinated Notes.

         Reducing, Revolving Credit Facility - In February 1998, the Company replaced its existing credit facility with a reducing, revolving credit agreement (the "Credit Facility") through a group of banks for which Bank of America National Trust and Savings Association acts as Administrative Agent. The Credit Facility provides for loans to the Company of up to $350 million in the aggregate.

         The Credit Facility is a reducing revolving credit facility, with commitments automatically reduced each calendar quarter by $8,750,000, $11,812,500, $13,125,000, $12,031,000 and $6,562,500 in calendar year 2001,
2002, 2003, 2004 and 2005, respectively. The Company is required to prepay all loans outstanding in excess of the aggregate commitment as reduced pursuant to the terms of the Credit Facility. Borrowings are secured by a pledge of a majority of the issued and outstanding capital stock of the Company, and the credit agreement requires that the Company maintains certain financial ratios; restricts the payment of dividends, payment of subordinated debt prior to maturity and issuance of preferred stock and other indebtedness; and other restrictive covenants. Pursuant to the terms of the

                       CINEMARK USA, INC. AND SUBSIDIARIES

Credit Facility, funds borrowed bear interest at a rate per annum equal to the Offshore Rate (as defined in the Credit Facility) or the Base Rate (as defined in the Credit Facility, as the case may be), plus the Applicable Margin (as defined in the Credit Facility). As of December 31, 1998, the Company had borrowed $191 million under the Credit Facility. The effective interest rate on such borrowings as of December 31, 1998 is 6.5% per annum.

         Revolving Credit Facility, Cinemark International, L.L.C. - In November 1997, Cinemark International, L.L.C. executed a credit agreement (the "Cinemark International Credit Agreement") with a bank. As amended in December 1997, the Cinemark International Credit Agreement was a revolving credit facility and provided for a loan to Cinemark International of up to $30 million in the aggregate. The Cinemark International Credit Agreement was secured by a pledge of substantially all of the stock of Cinemark Mexico and an unconditional guaranty by Cinemark Mexico.

         Revolving Credit Facility, Cinemark Mexico (USA) - In November 1998, Cinemark Mexico (USA), Inc. ("Cinemark Mexico") executed a credit agreement with a bank for itself and as Administrative Agent (the "Cinemark Mexico Credit Agreement"). The Cinemark Mexico Credit Agreement is a revolving credit facility and provides for a loan to Cinemark Mexico of up to $30 million in the aggregate. The Cinemark Mexico Credit Agreement is secured by a pledge of 65% of the stock of Cinemark de Mexico S.A. de C.V. and an unconditional guaranty of the Company. Pursuant to the terms of the Cinemark Mexico Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate (as defined in the Cinemark Mexico Credit Agreement) or the Base Rate (as defined in the Cinemark Mexico Credit Agreement), as the case may be, plus the Applicable Margin (as defined in the Cinemark Mexico Credit Agreement). As of December 31, 1998, Cinemark Mexico borrowed $30 million under the Cinemark Mexico Credit Agreement, the proceeds of which were used to repay an intercompany loan of Cinemark Mexico from Cinemark International L.L.C. Cinemark International L.L.C. used the proceeds of such repayment to repay the aforementioned outstanding indebtedness under its then existing credit facility. The effective interest rate on such borrowings as of December 31, 1998 is 6.2% per annum.

         Revolving Credit Facility, Cinemark Investments Corporation - In September 1998, Cinemark Investments Corporation executed a credit agreement with a bank that provides Cinemark Investments Corporation up to $20 million in the aggregate under a revolving line of credit facility (the "Cinemark Investments Credit Agreement"). The Cinemark Investments Credit Agreement is secured by an assignment of certain fixed rate notes issued by Cinemark Brasil S.A. to Cinemark Investments Corporation and an unconditional guaranty by the Company. Pursuant to the terms of the Cinemark Investments Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate or the Base Rate (both defined in the Cinemark Investments Credit Agreement) as the case may be. As of December 31, 1998, Cinemark Investments Corporation had borrowed $20 million under the Cinemark Investments Credit Agreement, the proceeds of which were used to purchase fixed rate notes issued by Cinemark Brasil, S.A. bearing interest at 13.25%. The effective interest rate on such borrowings as of December 31, 1998 is 7.1% per annum.

         Long-term debt at December 31, 1998, matures as follows: $337,895 in 1999; $276,717 in 2000; $276,717 in 2001; $276,717 in 2002; $276,717 in 2003;
and $630,203,858 thereafter.

         The estimated fair value of the Company's long-term debt of $631.6 million at December 31, 1998, was approximately $638 million. Such amounts do not include prepayment penalties which would be incurred upon the early extinguishment of certain debt issues.

         Debt Issue Costs - Debt issue costs of $9,347,303 and $7,667,147, net of accumulated amortization of $3,374,238 and $1,665,278 related to the Subordinated Notes, the Credit Facility, the Cinemark Mexico Credit Agreement and the Cinemark Investments Credit Agreement, are

                       CINEMARK USA, INC. AND SUBSIDIARIES
included in deferred charges at December 31, 1997 and 1998, respectively. The 1997 period includes extraordinary losses recognized in connection with the write-offs of debt issue costs relating to the Company's prior bank lines of credit, repurchase of Senior Notes and repurchase of New Mexican Notes.


6.       CAPITAL STOCK

         Common and Preferred Stocks - Class A common shareholders have exclusive voting rights. Class B common shareholders have no voting rights except upon any proposed amendments to the articles of incorporation. However, they may convert at their option to Class A common stock. In the event of any liquidation, the Class A and Class B shareholders will be entitled to their pro rata share of assets remaining after any preferred shareholders have received their preferential amounts based on their respective shares held.

         In February 1996, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") pursuant to which the Company issued to Cypress Merchant Banking Partners L.P. and Cypress Pictures Ltd. (collectively, "Cypress") an aggregate 23,893 shares of Class B Common Stock for an aggregate purchase price of $41.0 million. As part of the Purchase Agreement, existing shareholders sold an additional 58,655 shares of Class B Common Stock, including 1,500 shares of Class A Common stock that were exchanged for Class B Common Stock, to Cypress for a total purchase price of approximately $98.2 million. The closing of the issuance and sale of common stock of the Company to Cypress occurred in March 1996. The net proceeds from the issuance of stock by the Company were $38,567,063.

         The Company has 1,000,000 shares of preferred stock, $1.00 par value, authorized with none issued or outstanding. The rights and preferences of preferred stock will be determined by the board of directors at the time of issuance.

         The Company repurchased 174 and 2,246 shares of Class B common stock as treasury stock in 1996 and 1997, respectively.

         Employee Stock Option Plan - Under terms of the Company's stock option plan, nonqualified options to purchase up to 10,685 shares of the Company's Class B common stock may be granted to key employees. The total options granted in 1996, 1997 and 1998 were 600, 260 and 470 shares, respectively, of the Class B common stock at an exercise price of $1.00 per share. All options vest and are exercisable over a period of five years from the date of grant and expire ten years from the date of grant. The Company believes that the market value of a share of Class B Common Stock on the date of grant for the 470 shares granted in January 1998 exceeded the option price by approximately $1,800. As a result, the Company accrued $846,000 for unearned compensation and will amortize this noncash expense at a rate of $169,200 per year during the five year vesting period for the options granted. In 1996, 2,213 vested options were exercised and an additional 430 options were forfeited. In 1997, 837 vested options were exercised and 100 options were forfeited. In 1998, 60 vested options were exercised and 40 options were forfeited and later reissued. In addition, the Company repurchased options to purchase 454 shares of Class B Common Stock held by a retiring employee in July 1998. The aggregate purchase price for such options was approximately $817,000 which is included in salaries and wages expense. At December 31, 1998, 6,449 options to purchase the Company's Class B Common Stock were exercisable at an exercise price of $1.00 per share out of a total of 7,121 outstanding under the Plan.

         Independent Director Stock Options - In 1993, the Company granted the unaffiliated directors of the Company options to purchase up to an aggregate of 900 shares of the Company's Class B Common

                       CINEMARK USA, INC. AND SUBSIDIARIES

Stock at an exercise price of $833.34 per share (the "Director Options"). In 1995, the Company amended the Director Options to reduce the aggregate number of shares of Common Stock issuable pursuant to the Director Options from 900 to 600 shares and to reduce the exercise price of the Director Options from $833.34 per share to $1.00 per share. The options vested on June 1, 1997 and expire ten years from the date of grant. Compensation expense of $414,000 was immediately recognized in 1995, with unearned compensation expense of $276,000 recognized over the remaining vesting period of 15 months. In December 1998, the Company granted an unaffiliated director of the Company options to purchase 200 shares of the Company's Class B common stock at an exercise price of $1.00 per share. The options vest five years from the date of grant and expire ten years from the date of grant. The Company believes that the market value of a share of Class B Common Stock on the date of grant for the 200 shares granted in December 1998 exceeded the option price by approximately $2,099. As a result, the Company accrued $419,800 for unearned compensation and will amortize this noncash expense at a rate of $83,960 per year during the five year vesting period for the options granted. A director's options are forfeited if the director resigns or is removed from the Board of Directors of the Company. At December 31, 1998, 600 options were exerciseable at an exercise price of $1.00 per share out of a total of 800 outstanding under the Plan.

         Long Term Incentive Plan - In November 1998, the Board approved a Long Term Incentive Plan (the "1998 Plan") under which the Compensation Committee, in its sole discretion, may grant employees incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards performance units, performance shares or phantom stock up to an aggregate of 9,794 shares of the Company's Class B Common Stock. The Compensation Committee has the discretion to set the exercise price and the term (up to ten years) of the options. All awards under the 1998 Plan vest at the rate of one-fifth of the total award per year beginning one year from the date of grant, subject to acceleration by the Compensation Committee. An employee's award under the 1998 Plan is forfeited if the employee is terminated for cause. Upon termination of the employee's employment with the Company, the Company has the option to repurchase the award at the fair market value of the shares of Class B Common Stock vested under such award provided that no public market exists for any class of common stock of the Company. During 1998, the Company granted under the 1998 Plan options to purchase an aggregate of 5,450 shares of Class B Common Stock with an exercise price of $1,674. The Company believes that the market value of a share of Class B Common Stock on the date of grant exceeded the option price by approximately $426. As a result, the Company accrued $2,321,700 for unearned compensation and will amortize the noncash expense at a rate of $464,340 per year during the five year vesting period for the options granted. At December 31, 1998, none of the options were exerciseable. In January 1999, an additional 40 shares of Class B Common Stock were granted under the Long-Term Incentive Plan.

         The excess of the estimated fair market value of the stock at the dates of the grant over the exercise price of the various options are accounted for as additional paid-in capital and as unearned compensation, which is amortized to operations over the vesting period. As a result of the above grants, unearned compensation of $1,127,117, $1,073,296 and $3,587,500 was recorded in 1996, 1997 and 1998, respectively. Compensation expense under these stock option plans was $1,324,856, $1,898,836, and $851,375 in 1996, 1997 and 1998, respectively.

         The Company applies APB Opinion 25 and related interpretations in accounting for the Company's stock option plans, as described below. Had compensation costs for the Company's stock option plan been determined based on the fair value at the date of grant for awards under the plan consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, utilizing the Black-Scholes option pricing model, the effect on income and earnings per share would not have changed from the amounts presented in the financial statements. The results are substantially the same pursuant to SFAS No. 123 as a result of the value of the underlying stock at the date of grant being significantly higher than the exercise price of the options.

                       CINEMARK USA, INC. AND SUBSIDIARIES

7.       MINORITY INTERESTS IN SUBSIDIARIES

         Common Shareholders' Equity - Minority ownership interests in subsidiaries and affiliates of the Company are as follows at December 31:


                                                                  1997            1998
                                                              -----------     -----------
         Cinemark Mexico - 4.40% interest                     $   616,480     $   334,836
         Laredo Theatres, Ltd. - 25% interest (owned by a
         relative of the majority shareholder)                    406,932         512,831
         Cinemark Brasil, S.A. - 40% interest                  24,866,366      22,938,600
         Cinemark del Ecuador, S.A. - 40% interest                842,783       1,025,358
         Cinemark Partners II - 49% interest                                    5,608,436
         Cinemark Argentina, S.A. - 50% interest                               10,428,570
         Cinemark Equity Holdings Corp. (Central America)
             -49.9% interest                                                    2,153,319
                                                              -----------     -----------
                         Total                                $26,732,561     $43,001,950
                                                              ===========     ===========

8.       COMMITMENTS AND CONTINGENCIES

         Leases - The Company conducts a significant part of its theatre operations in leased premises under noncancelable operating leases with terms of 5 to 30 years. In addition to the minimum annual lease payment, most of these leases provide for contingent rentals based on operating results and require the payment of taxes, insurance and other costs applicable to the property. Generally, these leases include renewal options for various periods at stipulated rates. Some leases also provide for escalating rent payments throughout the lease term. Deferred lease expenses of $13,064,630 and $14,006,106 at December 31, 1997 and 1998, respectively, have been provided to account for lease expenses on a straight-line basis, where lease payments are not made on such basis. Rent expense for the years ended December 31, 1996, 1997 and 1998, totaled $34,841,041, $39,190,388, and $61,713,480, respectively.

         In February 1998, the Company completed a sale leaseback transaction with affiliates of Primus Capital L.L.C. (the "Sale Leaseback"). Pursuant to the Sale Leaseback, the Company sold the land, buildings and site improvements of twelve theatre properties to special purpose entities formed by Primus Capital L.L.C. for an aggregate purchase price equal to approximately $131.5 million resulting in a gain on disposal of the properties of $6,375,000. In October 1998, the Company completed a second sale leaseback transaction with affiliates of Primus Capital L.L.C. (the "Second Sale Leaseback"). Pursuant to the Second Sale Leaseback, the Company sold the land, buildings and site improvement of one theatre property to a special purpose entity for an aggregate purchase price equal to approximately $13.9 million resulting in a gain on disposal of the property of $700,000. The Company deferred the entire gain from both sale leaseback transactions and is recognizing it evenly over the twenty year lives of the leases. As of December 31, 1998, $271,458 of the deferred gain has been recognized leaving an aggregate deferred gain of $6,803,542. Future minimum payments under these leases are due as follows: $14,808,947 in 1999, $14,808,947 in 2000, $14,808,947 in 2001, $14,808,947 in 2002, $14,808,947 in 2003 and
$210,747,494 thereafter.

         In December 1998, the Company entered into a five year lease for office furniture that was classified as a capital lease. As of December 31, 1998, $1,074,478 was recorded as property, plant and equipment, $1,074,478 as a capital lease liability and $8,954 as accumulated depreciation, respectively. The future interest payments total $162,824 at a 5.9% interest rate.

                       CINEMARK USA, INC. AND SUBSIDIARIES

         Future minimum payments under noncancelable capital leases and operating leases with initial or remaining terms in excess of one year at December 31, 1998, are due as follows:


                                          Capital        Operating
                                          Leases           Leases            Totals
                                      -----------     --------------     --------------
        1999........................  $   247,431     $   66,826,052     $   67,073,483
        2000........................      247,431         73,471,844         73,719,275
        2001........................      247,431         73,555,377         73,802,808
        2002........................      247,431         73,259,905         73,507,336
        2003........................      247,431         72,862,494         73,109,925
        Thereafter.................            --        924,145,616        924,145,616
                                      -----------     --------------     --------------
        Total........................ $ 1,237,155     $1,284,121,288     $1,285,358,443
                                      ===========     ==============     ==============

         Employment Agreements - As of December 31, 1998, the Company has employment agreements with certain principal officers and a shareholder providing for total minimum future annual payments as follows:


             1999.............................................       $    567,546
             2000.............................................            624,301
             2001.............................................            686,731
                                                                     ------------
             Total............................................       $  1,878,578
                                                                     ============


         These employment agreements terminate on the earlier of death, permanent disability or December 31, 2001.

         Retirement Savings Plan - The Company has a 401(k) profit sharing plan for the benefit of all employees and makes contributions as determined annually by the Board of Directors. Contributions of $613,213, $744,913, and $828,890 were made in 1996, 1997 and 1998, respectively.

         Letters of Credit and Collateral - At December 31, 1998, the Company has outstanding letters of credit of $2,053,512 in connection with uniform purchases, property and liability insurance coverage and certain lease matters. Certificates of deposit of $2,053,512 are pledged as collateral on the letters of credit. The remaining certificates of deposit of $1,656,599 are held as investments by foreign subsidiaries and are not pledged as collateral.

         Litigation and Litigation Settlements - The Company currently is a defendant in certain litigation proceedings alleging certain violations of the Americans with Disabilities Act of 1990 relating to the accessibility of certain theatre seating to patrons using wheelchairs. In August 1998, the judge presiding over one of these cases granted plaintiffs motion for summary judgement ruling the Company's stadium theatre design is in violation of the ADA. The Company is appealing this ruling. Although the Company cannot predict the outcome of the appeal or the outcome of the other cases, management believes that the Company's potential liability with respect to such proceedings is not material in the aggregate to the Company's financial position, results of operations and cash flows.

                       CINEMARK USA, INC. AND SUBSIDIARIES

         The Company's Brazilian subsidiary is in litigation with ECAD over the issue of royalties for the synchronized sound tracks that accompany motion pictures. ECAD is a private civil association of authors, made up of different associations throughout Brazil, initially created to protect authors and collect royalties on their behalf related to public use of their compositions. Specifically, ECAD purports to have the authority to collect 2.5% of the gross box office revenue as "royalties" for the use of the sound track in motion pictures. Cinemark Brasil has disputed ECAD's authority and right to collect such royalties, and litigation has ensued. In March 1999, the district court in Rio de Janeiro ruled in favor of Cinemark Brasil, S.A. finding that ECAD did not prove its authority to collect "royalties" for the use of sound tracks in motion pictures.

         From time to time, the Company is involved in other legal proceedings arising from the ordinary course of its business operations, such as personal injury claims, employment matters and contractual disputes. The Company also believes that its potential liability with respect to other proceedings currently pending is not material in the aggregate to the Company's consolidated financial position, results of operations and cash flows.

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


9.       INCOME TAXES

         Income tax expense below includes benefits from the extraordinary losses on early extinguishment of debt in 1996 and 1997 of $6,057,922 and $256,768, respectively, and consists of the following:


                                                         1996              1997              1998
                                                     ------------      ------------      ------------
Income before income taxes and extraordinary items:
    United States                                    $ 29,811,192      $ 24,531,038      $ 22,182,145
    Foreign                                            (2,848,731)        1,158,975           294,839
                                                     ------------      ------------      ------------
       Total                                           26,962,461        25,690,013        22,476,984
                                                     ============      ============      ============
Current:
   Federal                                           $  3,909,114      $  3,451,118      $  4,310,000

   Foreign income taxes                                                   1,081,501           969,688

   State                                                  749,017           871,282         1,011,454
                                                      -----------      ------------       -----------
             Total current expense                      4,658,131         5,403,901         6,291,142
Deferred:
   Temporary differences
      Federal                                           1,475,670         4,418,329         4,221,438
      Foreign                                                                                 656,442
      State                                               154,728           592,091           299,433
                                                      -----------       -----------       -----------
             Total deferred expense                     1,630,398         5,010,420         5,177,313
                                                      ===========       ===========       ===========
             Income tax expense                       $ 6,288,529       $10,414,321       $11,468,455
                                                      ===========       ===========       ===========

                       CINEMARK USA, INC. AND SUBSIDIARIES

         A reconciliation between income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income before income taxes follows:


                                                         1996              1997              1998
                                                     ------------      ------------      ------------
Computed normal tax expense                          $  4,031,450      $  8,851,079      $  7,866,944
Goodwill amortization, not deductible for tax
    purposes                                              363,044           209,907           108,052
Foreign inflation Adjustments - Depreciation,
    exchange gain/loss, interest                                                             (517,815)
State and local income taxes, net of federal
    income tax benefit                                    501,887           773,078           947,428
Federal tax on undistributed foreign earnings                                               1,686,078
Foreign withholding tax on undistributed foreign
    earnings                                                                                  242,347
Foreign subsidiaries losses (recognized)/not
    recognized for tax purposes                           997,056          (374,232)          460,463
Foreign tax rate differential                                               469,054            37,235
Foreign tax on equity earnings                                                                236,759
Federal tax on undistributed foreign equity
    earnings                                                                                  231,217
Jobs tax credits                                                            (59,728)          (29,635)
Other - net                                               395,092           545,163           199,382
                                                     ------------      ------------      ------------
                                                     $  6,288,529      $ 10,414,321      $ 11,468,455
                                                     ============      ============      ============

         The tax effects of significant temporary differences and carryforwards comprising the net long-term deferred income tax liability at December 31, 1997 and 1998, consist of the following:


                                                                           1997              1998
                                                                       ------------      ------------
Deferred liabilities:
         Accelerated tax depreciation                                  $ 21,235,479      $ 28,056,276
         Basis difference of assets acquired                                 50,623            86,997
         Tax on Foreign Subsidiary Undistributed Earnings                         0         2,159,642
         Other                                                            1,016,064         3,100,967
                                                                       ------------      ------------
                                            Total                        22,302,166        33,403,882
Deferred assets:
         Deferred lease expense                                           4,881,461         5,335,385
         Section 263(a) inventory adjustment                              1,724,941         2,121,718
         Amortization of unearned compensation                            1,643,395         1,956,570
         Self-insurance accruals                                          1,273,477           643,040
         Asset Impairment loss                                            1,145,829         5,048,751
         Sale/Leaseback gain                                                                1,446,181
         Tax operating loss carryforward for foreign subsidiaries         2,526,322         3,137,927
         Valuation allowance - operating loss carryforward               (2,526,322)       (3,137,927)
         Other expenses, not currently deductible for tax purposes          696,034           737,895
                                                                       ------------      ------------
                                            Total                        11,365,137        17,289,540
                                                                       ============      ============
Net long-term deferred income tax liability                            $ 10,937,029      $ 16,114,342
                                                                       ============      ============

                       CINEMARK USA, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)


         The Company's income tax returns for 1994 and 1995 were examined by the Internal Revenue Service (IRS). The IRS has proposed an increase in tax of $166,819.

10.      OTHER RELATED PARTY TRANSACTIONS

         In addition to transactions discussed in other notes to the financial statements, the following transactions with related companies are included in the Company's financial statements:


                                                                 1996           1997           1998
                                                             ----------     ----------     ----------
Facility lease expense - theatre and equipment leases
    with shareholder affiliates                              $  306,238     $  293,504     $  272,135
Video game machine income - a subsidiary of an affiliate      1,745,731      1,961,032      2,529,156
Management fees for property and theatre management             413,900        501,974        148,263
Rental revenue-theatre lease with shareholder affiliate         250,000


         In 1996 and 1997, the majority shareholder and certain employees of the Company owned a minority portion of Cinemark Partners II, Ltd. The Company leases a theatre facility to a relative of the Company's majority shareholder.


11.      INVESTMENTS IN AND ADVANCES TO AFFILIATES

         The Company has the following investments in and advances to affiliates at December 31:


                                                               1997            1998
                                                            -----------     -----------
Cinemark Chile, S.A. - investment, at equity                $ 5,977,596     $18,591,757
Cinemark Theatres Alberta, Inc. - investment, at equity       1,883,200       1,290,483
Cinemark Argentina, S.A                                       8,403,799
Central American affiliates                                                   8,218,695
Cinemark del Peru, S.A                                        1,551,376
Cinemark del Peru, S.A.:
         Note receivable, 8% interest, due Sept. 1999         1,500,000
Cinemark Partners II, Ltd.:
         Note receivable, 9.25% interest, due 2002            1,600,000
Shochiku Cinemark Theatres                                    6,535,948
Cinemark El Salvador, S.A. de C.V.                            1,240,542
Cinemark Costa Rica, S.A.                                     1,466,401
Other                                                         3,970,537       1,710,598
                                                            -----------     -----------
                                    Total                   $34,129,399     $29,811,533
                                                            ===========     ===========

                       CINEMARK USA, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)


12.      SUPPLEMENTAL CASH FLOW INFORMATION

         The following is provided as supplemental information to the consolidated statement of cash flows:


                                                                    1996            1997            1998
                                                                 -----------     -----------     -----------
Interest paid                                                    $17,928,251     $27,721,091     $41,556,819
                                                                 ===========     ===========     ===========
Income taxes paid                                                $ 4,974,320     $10,978,902     $ 7,715,397
                                                                 ===========     ===========     ===========

Noncash investing and financing activities:
Retirement of Cinemark Mexico senior subordinated notes and
    issuance of new senior subordinated notes                     22,400,000
Issuance of Cinemark Mexico senior subordinated notes for
    redeemed warrants                                              1,339,400
Issuance of note receivable in sale of subsidiaries                1,033,288
Canceled note receivable due from subsidiaries                                       747,606
Issued note payable in sale of land                                                  365,000

13.      REPORTING SEGMENTS


         The Company operates in a single industry as a motion picture exhibitor. The Company is a multinational corporation with consolidated operations in the United States, Mexico, Brazil, Argentina, Peru and Ecuador. Revenues and long-lived assets in the United States and other countries for the years ended December 31 are as follows:

                                                                               Other
                                                                              Foreign
                         United States       Mexico           Brazil          Countries      Eliminations     Consolidated
                         -------------       ------           ------          ---------      ------------     ------------
   1998
Total revenues            $492,061,342      $45,338,437     $30,034,637      $ 7,045,885     $(3,261,389)     $571,218,912
                          ============      ===========     ===========      ===========     ===========      ============

Long-lived assets, net    $650,344,302      $50,152,403     $63,636,903      $52,862,083             ---      $816,995,691
                          ============      ===========     ===========      ===========     ===========      ============
   1997

Total revenues            $398,599,698      $34,669,056     $ 2,238,796      $   812,499     $(1,721,724)     $434,598,325
                          ============      ===========     ===========      ===========     ===========      ============

Long-lived assets, net    $505,774,675      $38,752,113     $25,075,039      $24,663,178             ---      $594,265,005
                          ============      ===========     ===========      ===========     ===========      ============

                       CINEMARK USA, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)


14.      SUBSEQUENT EVENTS

         In January 1999, the Brazilian government allowed its currency (the "Real") to float against the U.S. dollar instead of maintaining a pre-established trading ban. In connection with this decision, the Real has devalued significantly against the U.S. dollar to approximately 1.7 Reais to the U.S. dollar as of March 30, 1999. As a result of the devaluation, a cumulative foreign currency translation adjustment of approximately $18 million will be recorded as a reduction to shareholders' equity in the first quarter of 1999.

CINEMARK USA, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE A
CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 1998
--------------------------------------------------------------------------------


                                                           RESTRICTED    UNRESTRICTED
ASSETS                                                       GROUP          GROUP      ELIMINATIONS  CONSOLIDATED
CURRENT ASSETS:
    Cash and cash equivalents                             $ 17,325,917   $ 8,319,951                 $ 25,645,868
    Temporary cash investments                                 345,985           --                       345,985
    Inventories                                              3,096,835       494,870                    3,591,705
    Other current assets                                    24,730,468    11,207,562        155,355    36,093,385
                                                          ------------  ------------  -------------  ------------

      Total current assets                                  45,499,205    20,022,383        155,355    65,676,943

THEATRE PROPERTIES AND EQUIPMENT:                          666,388,189    84,115,140                  750,503,329

OTHER ASSETS:
    Certificates of deposit (Note 8)                         2,244,854     1,465,257                    3,710,111
    Investments in and advances to affiliates (Note 11)     79,612,799    42,873,011    (92,674,277)   29,811,533
    Intangible assets - net (Note 3)                        11,116,283     2,378,912                   13,495,195
    Deferred charges and other - net (Notes 4 and 5)        18,463,502     1,012,021                   19,475,523
                                                          ------------  ------------  -------------  ------------

      Total other assets                                   111,437,438    47,729,201    (92,674,277)   66,492,362
                                                          ------------  ------------  -------------  ------------


TOTAL                                                     $823,324,832  $151,866,724  $ (92,518,922) $882,672,634
                                                          ============  ============  =============  ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long-term debt                     $    337,895  $        --                  $    337,895
    Accounts payable, accrued expenses and other                                                               --
      current liabilities                                   88,729,215     6,629,506        (60,264)   95,298,457
                                                          ------------  ------------  -------------  ------------
      Total current liabilities                             89,067,110     6,629,506        (60,264)   95,636,352

LONG-TERM LIABILITIES
    Long-term debt, less current portion                   609,842,075    22,137,783       (669,132)  631,310,726
    Deferred lease expenses                                 14,006,106            --                   14,006,106
    Other long-term liabilities                              6,803,542                                  6,803,542
    Deferred income taxes                                   15,750,101       208,886        155,355    16,114,342
                                                          ------------  ------------  -------------  ------------
      Total long-term liabilities                          646,401,824    22,346,669       (513,777)  668,234,716

COMMITMENTS AND CONTINGENCIES                                                                                  --

MINORITY INTERESTS IN SUBSIDIARIES                           6,613,103    36,388,847                   43,001,950

SHAREHOLDERS' EQUITY
    Common Stock                                            49,537,622         1,000         (1,000)   49,537,622
    Additional paid-in-capital                              13,773,691    91,974,880    (91,974,880)   13,773,691
    Unearned compensation - stock options                   (4,221,326)                                (4,221,326)
    Retained earnings (deficit)                             59,103,319    (1,029,101)        30,999    58,105,217
    Treasury stock                                         (24,198,890)                               (24,198,890)
    Other accumulated comprehensive income                 (12,751,621)   (4,445,077)                 (17,196,698)
                                                          ------------  ------------  -------------  ------------

      Total shareholders' equity                            81,242,795    86,501,702    (91,944,881)   75,799,616
                                                          ------------  ------------  -------------  ------------


TOTAL                                                     $823,324,832  $151,866,724  $ (92,518,922) $882,672,634
                                                          ============  ============  =============  ============

Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes.

CINEMARK USA, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE B
CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
YEAR ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------


                                                               RESTRICTED    UNRESTRICTED
                                                                  GROUP         GROUP         ELIMINATIONS  CONSOLIDATED
REVENUES                                                      $ 535,541,329  $ 35,928,609      $ (251,026) $ 571,218,912

COSTS AND EXPENSES:
     Cost of operations                                         401,974,233    31,535,458        (251,026)   433,258,665
     General and administrative expenses                         27,587,187     5,360,193                     32,947,380
     Depreciation and amortization                               32,605,834     4,591,327                     37,197,161
     Asset impairment loss                                        9,950,088            --                      9,950,088
                                                              -------------  ------------      ----------  -------------

     Total                                                      472,117,342    41,486,978        (251,026)   513,353,294

OPERATING INCOME (LOSS)                                          63,423,987    (5,558,369)             --     57,865,618

OTHER INCOME (EXPENSE):
     Interest expense                                           (43,341,796)   (2,876,126)      4,134,443    (42,083,479)
     Amortization of debt issue cost and discount                  (857,416)      (72,685)                      (930,101)
     Interest income                                              1,599,010     5,353,679      (4,134,443)     2,818,246
     Gain (loss) on sales of assets and other                     3,157,577      (132,022)         30,999      3,056,554
     Equity in income of affiliates                                 360,054      (550,384)                      (190,330)
     Minority interests in (income) loss of subsidiaries           (321,075)    2,261,551                      1,940,476
                                                              -------------  ------------      ----------  -------------
     Total                                                      (39,403,646)    3,984,013          30,999    (35,388,634)
                                                              -------------  ------------      ----------  -------------

INCOME (LOSS) BEFORE INCOME TAXES AND
     EXTRAORDINARY ITEMS                                         24,020,341    (1,574,356)         30,999     22,476,984

INCOME TAXES                                                     11,041,156       427,299              --     11,468,455
                                                              -------------  ------------      ----------  -------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                         12,979,185    (2,001,655)         30,999     11,008,529

EXTRAORDINARY ITEMS                                                     --
                                                              -------------  ------------      ----------  -------------

NET INCOME (LOSS)                                             $ 12,979,185   $ (2,001,655)     $   30,999  $  11,008,529
                                                              =============  ============      ==========  =============


Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes.

CINEMARK USA, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE C
CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
YEAR ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------


                                                                    RESTRICTED    UNRESTRICTED
                                                                      GROUP          GROUP      ELIMINATIONS   CONSOLIDATED
OPERATING ACTIVITIES:
     Net Income                                                     $ 12,979,185   $ (2,001,655)     $ 30,999    $11,008,529
     Loss on early extinguishment of debt

     Noncash items in net income:
        Depreciation                                                  31,690,542      4,108,138                   35,798,680
        Amortization - intangibles and other assets                    1,606,541        555,874                    2,162,415
        Loss on impairment of assets                                   9,950,088                                   9,950,088
        Amortization of gain on sale leaseback                          (271,458)            --            --       (271,458)
        Deferred lease expenses                                          941,476        400,000                    1,341,476
        Deferred income tax expense                                    5,177,313             --            --      5,177,313
        Amortization of debt discount and premium                        (36,840)                                    (36,840)
        Amortized compensation - stock options                           851,375             --            --        851,375
        (Gain) loss on sale of assets                                 (2,590,371)       355,050       (30,999)    (2,266,320)
        Equity in income of affiliates                                  (360,054)       550,384            --        190,330
        Minority interests in income (loss) of subsidiaries              321,075     (2,261,551)           --     (1,940,476)
     Cash provided by (used for) operating working capital             2,401,671       (289,579)           --      2,112,092
                                                                    ------------   ------------      --------    -----------

             Net cash provided by operating activities                62,660,543      1,416,661            --     64,077,204

INVESTING ACTIVITIES
     Additions to Theatre properties and equipment                  (327,067,322)   (60,838,307)                (387,905,629)
     Sale of Theatre properties and equipment                        152,215,795                                 152,215,795
     Decrease (increase) in certificates of deposit                     (719,002)    (1,465,257)           --     (2,184,259)
     Increase in other assets, investments in and advances
     to affiliates                                                   (18,665,349)     8,396,340                  (10,269,009)
                                                                    ------------   ------------      --------    -----------

        Net cash used for investing activities                      (194,235,878)   (53,907,224)                 (248,143,102)

FINANCING ACTIVITIES
     Issuance of Senior Subordinated Notes                           103,950,000                                 103,950,000
     Increase in long-term debt                                      295,000,000     20,888,000                  315,888,000
     Reductions of long-term debt                                   (259,241,536)      (450,217)                (259,691,753)
     Decrease in Theatre development advance                            (390,562)                                   (390,562)
     Minority investment in subsidiaries, net                          6,206,171     12,003,694                   18,209,865
     Common stock issued for options exercised                            33,959                                      33,959
                                                                    ------------   ------------      --------    -----------

        Net cash provided by financing activities                    145,558,032     32,441,477            --    177,999,509

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                            (76,123)                     (76,123)
                                                                    ------------   ------------      --------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      13,982,697    (20,125,209)           --     (6,142,512)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                               3,343,220     28,445,160                   31,788,380
                                                                    ------------   ------------      --------    -----------

     End of period                                                  $ 17,325,917   $  8,319,951      $     --    $25,645,868
                                                                    ============   ============      ========    ===========


Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes.

                                    EXHIBITS

                                       TO

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       FOR

                               CINEMARK USA, INC.

                              FOR FISCAL YEAR ENDED
                                DECEMBER 31, 1998

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

3.1(b)           Articles of Merger filed with the Texas Secretary of State on June       Exhibit 3.1(b) to the
                 27, 1988 merging Gulf Drive-In Theatres, Inc. and Cinemark of            Company's
                 Louisiana, Inc. into the Company                                         Registration Statement
                                                                                          (file 33-47040) on
                                                                                          Form S-1 filed on
                                                                                          April 9, 1992

3.1(c)           Articles of Merger filed with the Texas Secretary of State dated         Exhibit 3.1(d) to the
                 October 27, 1989 merging Premiere Cinemas Corp. into the                 Company's
                 Company                                                                  Registration Statement
                                                                                          (file 33-47040) on
                                                                                          Form S-1 filed on
                                                                                          April 9, 1992

3.1(d)           Articles of Merger filed with the Texas Secretary of State dated         Exhibit 3.1(e) to the
                 October 27, 1989 merging Tri-State Entertainment Incorporated into       Company's
                 the Company                                                              Registration Statement
                                                                                          (file 33-47040) on
                                                                                          Form S-1 filed on
                                                                                          April 9, 1992

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

3.2(a)           Bylaws of the Company, as amended                                        Exhibit 3.2 to the
                                                                                          Company's
                                                                                          Registration Statement
                                                                                          (file 33-47040) on
                                                                                          Form S-1 filed on
                                                                                          April 9, 1992

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

10.1(a)          Indenture for Series B Notes, with form of Series B Note attached.       Exhibit 4.1 to the
                                                                                          Company's
                                                                                          Registration Statement
                                                                                          (file 33-41895) on
                                                                                          Form S-4 filed
                                                                                          September 13, 1996

10.1(b)          Indenture dated June 26, 1997 between the Company and U.S. Trust         Exhibit 4.1 to the
                 Company of Texas, N.A. governing the Notes, with a form of Series        Company's
                 C Note attached                                                          Registration Statement
                                                                                          (file 333-32949) on
                                                                                          Form S-4 filed August
                                                                                          6, 1997

10.2             Indenture dated January 14, 1998 between the Company and U.S.            Exhibit 4.1 to the
                 Trust Company of Texas, N.A. governing the Notes, with a form of         Company's
                 Series A Note attached                                                   Registration Statement
                                                                                          (file 333-45417) on
                                                                                          Form S-4 filed
                                                                                          February 2, 1998

10.3(a)          Management Agreement between the Company and Cinemark II,                Exhibit 10.6(c) to the
                 Inc. ("Cinemark II") dated as of June 10, 1992.                          Company's Annual
                                                                                          Report (file 33-47040)
                                                                                          on Form 10-K filed
                                                                                          March 31, 1993.

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

10.3(c)          Management Agreement, dated as of September 10, 1992, between            Exhibit 10.8 to
                 the Company and Cinemark de Mexico.                                      Cinemark Mexico
                                                                                          (USA)'s Registration
                                                                                          Statement (file
                                                                                          33-72114) on Form
                                                                                          S-4 filed on
                                                                                          November 24, 1994.

                                                                                          PAGE NUMBER OR
EXHIBIT                                                                                   INCORPORATION BY
NUMBER           DESCRIPTION                                                              REFERENCE TO
------           -----------                                                              ------------
10.3(d)          Management Agreement dated December 10, 1993 between                     Exhibit 10.14(b) to the
                 Laredo Joint Venture and the Company.                                    Company's Annual
                                                                                          Report (file
                                                                                          33-47040) on
                                                                                          form 10-K
                                                                                          filed March
                                                                                          31, 1994.

10.3(e)          Management Agreement dated September 1, 1994 between                     Exhibit 10.4(i) to the
                 Cinemark Partners II, Ltd. and the Company.                              Company's Annual
                                                                                          Report (file
                                                                                          33-47040) on
                                                                                          Form 10-K
                                                                                          filed March
                                                                                          29, 1995.

10.4(a)          Employment Agreement dated as of October 17, 1991 between the            Exhibit 10.11(a) to the
                 Company and Lee Roy Mitchell.                                            Company's
                                                                                          Registration Statement
                                                                                          (file 33-47040) on
                                                                                          Form S-1 filed on
                                                                                          April 9, 1992.

10.4(b)          First Amendment to Employment Agreement dated as of April 7,             Exhibit 10.11(b) to the
                 1992 between the Company and Lee Roy Mitchell.                           Company's
                                                                                          Registration
                                                                                          Statement (file
                                                                                          33-47040) on
                                                                                          Form S-1
                                                                                          filed on
                                                                                          April 9, 1992.

10.4(c)          Employment Agreement dated as of October 17, 1991 between the            Exhibit 10.11(c) to the
                 Company and Tandy Mitchell.                                              Company's
                                                                                          Registration Statement
                                                                                          (file 33-47040) on
                                                                                          Form S-1 filed on
                                                                                          April 9, 1992.

10.4(d)          First Amendment to Employment Agreement dated as of April 7,             Exhibit 10.11(d) to the
                 1992 between the Company and Tandy Mitchell.                             Company's
                                                                                          Registration Statement
                                                                                          (file 33-47040)
                                                                                          on Form S-1 filed
                                                                                          on April 9, 1992.

10.4(e)          Second Amendment to Employment Agreement between the                     Exhibit 10.11(e) to the
                 Company and Lee Roy Mitchell dated as of June 10, 1992.                  Company's Annual
                                                                                          Report (file
                                                                                          33-47040) on
                                                                                          Form 10-K
                                                                                          filed March
                                                                                          31, 1993.

                                                                                          PAGE NUMBER OR
EXHIBIT                                                                                   INCORPORATION BY
NUMBER           DESCRIPTION                                                              REFERENCE TO
------           -----------                                                              ------------
10.5(a)          1991 Nonqualified Stock Option Plan of Cinemark USA, Inc.                Exhibit 10.14 to the
                                                                                          Company's
                                                                                          Registration Statement
                                                                                          (file 33-47040) on
                                                                                          Form S-1 filed on
                                                                                          April 9, 1992.

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

10.7(a)          Tax Sharing Agreement between the Company and Cinemark II                Exhibit 10.22 to the
                 dated as of June 10, 1992.                                               Company's Annual
                                                                                          Report (file
                                                                                          33-47040) on
                                                                                          Form 10-K filed
                                                                                          March 31, 1993.

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

                                                                                          PAGE NUMBER OR
EXHIBIT                                                                                   INCORPORATION BY
NUMBER           DESCRIPTION                                                              REFERENCE TO
------           -----------                                                              ------------
10.8(b)          Indemnification Agreement between the Company and Tandy                  Exhibit 10.23(b) to the
                 Mitchell dated as of July 13, 1992.                                      Company's Annual
                                                                                          Report (file
                                                                                          33-47040) on
                                                                                          Form 10-K
                                                                                          filed March
                                                                                          31, 1993.

10.8(c)          Indemnification Agreement between the Company and Alan W.                Exhibit 10.23(d) to the
                 Stock dated as of July 13, 1992.                                         Company's Annual
                                                                                          Report (file
                                                                                          33-47040) on
                                                                                          Form 10-K filed
                                                                                          March 31, 1993.

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

10.8(f)          Indemnification Agreement between the Company and Heriberto              Exhibit 10.13(f) to the
                 Guerra dated as of December 3, 1993                                      Company's
                                                                                          Registration Statement
                                                                                          (file 333-11895) on
                                                                                          Form S-4 filed
                                                                                          September 13, 1996

10.9(a)          Second Amended and Restated Credit Agreement dated as of                 Exhibit 10.9(a) to the
                 February 12, 1998 among the Banks and the Agent.                         Company's Annual
                                                                                          Report (file
                                                                                          333-45417, 333-11895
                                                                                          and 33-47040) on
                                                                                          Form 10K filed
                                                                                          March 27, 1998

10.9(b)          Pledge Agreement dated as of February 12, 1998 executed by the           Exhibit 10.9(b) to the
                 pledgors listed on the signature page thereto for the benefit of the     Company's Annual
                 Agent and the Banks.                                                     Report (file
                                                                                          333-45417, 333-11895
                                                                                          and 33-47040) on
                                                                                          Form 10K filed
                                                                                          March 27, 1998

                                                                                          PAGE NUMBER OR
EXHIBIT                                                                                   INCORPORATION BY
NUMBER           DESCRIPTION                                                              REFERENCE TO
------           -----------                                                              ------------
10.9(c)          Note of the Company dated as of February 12, 1998 in the original        Exhibit 10.9(c) to the
                 principal amount of $50,000,000 payable to the order of Bank of          Company's Annual
                 America National Trust and Savings Association                           Report (file
                                                                                          333-45417, 333-11895
                                                                                          and 33-47040) on
                                                                                          Form 10K filed
                                                                                          March 27, 1998

10.9(d)          Note of the Company dated as of February 12, 1998 in the original        Exhibit 10.9(d) to the
                 principal amount of $50,000,000 payable to the order of                  Company's Annual
                 NationsBank of Texas, N.A.                                               Report (file
                                                                                          333-45417, 333-11895
                                                                                          and 33-47040) on
                                                                                          Form 10K filed
                                                                                          March 27, 1998

10.9(e)          Note of the Company dated as of February 12, 1998 in the original        Exhibit 10.9(e) to the
                 principal amount of $30,000,000 payable to the order of                  Company's Annual
                 BankBoston, N.A.                                                         Report (file
                                                                                          333-45417, 333-11895
                                                                                          and 33-47040) on
                                                                                          Form 10K filed
                                                                                          March 27, 1998

10.9(f)          Note of the Company dated as of February 12, 1998 in the original        Exhibit 10.9(f) to the
                 principal amount of $30,000,000 payable to the order of Fleet Bank,      Company's Annual
                 N.A.                                                                     Report (file
                                                                                          333-45417, 333-11895
                                                                                          and 33-47040) on
                                                                                          Form 10K filed
                                                                                          March 27, 1998

10.9(g)          Note of the Company dated as of February 12, 1998 in the original        Exhibit 10.9(g) to the
                 principal amount of $15,000,000 payable to the order of The Fuji         Company's Annual
                 Bank, Limited                                                            Report (file
                                                                                          333-45417, 333-11895
                                                                                          and 33-47040) on
                                                                                          Form 10K filed
                                                                                          March 27, 1998

10.9(h)          Note of the Company dated as of February 12, 1998 in the original        Exhibit 10.9(h) to the
                 principal amount of $15,000,000 payable to the order of Bank of          Company's Annual
                 New York                                                                 Report (file
                                                                                          333-45417, 333-11895
                                                                                          and 33-47040) on
                                                                                          Form 10K filed
                                                                                          March 27, 1998

                                                                                          PAGE NUMBER OR
EXHIBIT                                                                                   INCORPORATION BY
NUMBER           DESCRIPTION                                                              REFERENCE TO
------           -----------                                                              ------------
10.9(i)          Note of the Company dated as of February 12, 1998 in the original        Exhibit 10.9(i) to the
                 principal amount of $30,000,000 payable to the order of CIBC, Inc.       Company's Annual
                                                                                          Report (file
                                                                                          333-45417, 333-11895
                                                                                          and 33-47040) on
                                                                                          Form 10K filed
                                                                                          March 27, 1998

10.9(j)          Note of the Company dated as of February 12, 1998 in the original        Exhibit 10.9(j) to the
                 principal amount of $30,000,000 payable to the order of Bank of          Company's Annual
                 Nova Scotia                                                              Report (file
                                                                                          333-45417, 333-11895
                                                                                          and 33-47040) on
                                                                                          Form 10K filed
                                                                                          March 27, 1998

10.9(k)          Note of the Company dated as of February 12, 1998 in the original        Exhibit 10.9(k) to the
                 principal amount of $25,000,000 payable to the order of Comerica         Company's Annual
                 Bank-Texas                                                               Report (file
                                                                                          333-45417, 333-11895
                                                                                          and 33-47040) on
                                                                                          Form 10K filed
                                                                                          March 27, 1998

10.9(l)          Note of the Company dated as of February 12, 1998 in the original        Exhibit 10.9(l) to the
                 principal amount of $15,000,000 payable to the order of First            Company's Annual
                 Hawaiian Bank                                                            Report (file
                                                                                          333-45417, 333-11895
                                                                                          and 33-47040) on
                                                                                          Form 10K filed
                                                                                          March 27, 1998

10.9(m)          Note of the Company dated as of February 12, 1998 in the original        Exhibit 10.9(m) to the
                 principal amount of $15,000,000 payable to the order of Bank of          Company's Annual
                 Montreal                                                                 Report (file
                                                                                          333-45417, 333-11895
                                                                                          and 33-47040) on
                                                                                          Form 10K filed
                                                                                          March 27, 1998

10.9(n)          Note of the Company dated as of February 12, 1998 in the original        Exhibit 10.9(n) to the
                 principal amount of $15,000,000 payable to the order of PNC Bank         Company's Annual
                                                                                          Report (file
                                                                                          333-45417, 333-11895
                                                                                          and 33-47040) on
                                                                                          Form 10K filed
                                                                                          March 27, 1998

                                                                                          PAGE NUMBER OR
EXHIBIT                                                                                   INCORPORATION BY
NUMBER           DESCRIPTION                                                              REFERENCE TO
------           -----------                                                              ------------
10.9(o)          Note of the Company dated as of February 12, 1998 in the original        Exhibit 10.9(o) to the
                 principal amount of $15,000,000 payable to the order of Sumitoto         Company's Annual
                 Bank, Limited                                                            Report (file
                                                                                          333-45417, 333-11895
                                                                                          and 33-47040) on
                                                                                          Form 10K filed
                                                                                          March 27, 1998

10.9(p)          Note of the Company dated as of February 12, 1998 in the original        Exhibit 10.9(p) to the
                 principal amount of $15,000,000 payable to the order of Union Bank       Company's Annual
                 of California, N.A.                                                      Report (file
                                                                                          333-45417, 333-11895
                                                                                          and 33-47040) on
                                                                                          Form 10K filed
                                                                                          March 27, 1998

10.9(q)          First Amendment to Second Amended and Restated Credit                    Exhibit 10.9(q) to the
                 Agreement dated as of February 12, 1998 among the Banks and the          Company's Annual
                 Agent                                                                    Report (file
                                                                                          333-45417, 333-11895
                                                                                          and 33-47040) on
                                                                                          Form 10K filed
                                                                                          March 27, 1998

10.9(r)          Second Amendment to Second Amended and Restated Credit                   Page ______
                 Agreement dated as of February 12, 1998 among the Banks and the
                 Agent

10.9(s)          Intercompany Subordination Agreement dated November 16, 1998             Page ______

10.9(t)          Third Amendment to Second Amended and Restated Credit                    Page ______
                 Agreement dated as of February 12, 1998 among the Banks and the
                 Agent

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

10.10(b)         Letter Agreements with directors of the Company amending stock           Exhibit 10.15(c) to the
                 options                                                                  Company's
                                                                                          Registration Statement
                                                                                          (file 333-11895) on
                                                                                          Form S-4 filed
                                                                                          September 13, 1996

10.10(c)         Letter Agreement with directors of the Company regarding stock           Page ______
                 options

                                                                                          PAGE NUMBER OR
EXHIBIT                                                                                   INCORPORATION BY
NUMBER           DESCRIPTION                                                              REFERENCE TO
------           -----------                                                              ------------
10.11(a)         Credit Agreement dated November 16, 1998 between Cinemark                Page ______
                 Mexico (USA), Inc., Bank of America National Trust and Savings
                 Association, as Administrative Agent, and the Financial Institutions
                 party thereto

10.11(b)         Guaranty of Cinemark Mexico (USA) by Cinemark USA, Inc.                  Page ______

10.11(c)         Intercompany Subordination Agreement dated November 16, 1998             Page ______

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

10.13(a)         Credit Agreement dated September 11, 1998 between Cinemark               Page ______
                 Investments Corporation, Bank of America National Trust and
                 Savings Association, as Administrative Agent, NationsBank, N.A.,
                 as Syndication Agent, and the other financial institutions party thereto

10.13(b)         Cinemark Investments Corporation FRN Pledge Agreement dated              Page ______
                 September 11, 1998

10.13(c)         Guaranty of Cinemark Investments Corporation by Cinemark USA             Page ______

10.14            Shareholders' Agreement dated March 12, 1996 among the                   Exhibit 10.19(b) to the
                 Company, Mr. Mitchell, Cypress Merchant Banking Partners L.P.,           Company's Annual
                 Cypress Pictures Ltd. and Mr. Mitchell and Mr. Don Hart as Co-           Report (file 33-47040)
                 Trustees of certain trusts signatory thereto                             on Form 10-K filed
                                                                                          April 1, 1996

12               Calculation of Earnings to Fixed Charges.                                Page ______

21               Subsidiaries of the Registrant                                           Page ______

27               Financial Data Schedule (for SEC use only)                               Page ______