Form 10-Q
period 1999-03-31
CINEMARK USA INC /TX
filed 1999-05-14
CIK 885975

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999



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

        As of May 15, 1999, 1,500 shares of Class A Common Stock and 183,733 shares of Class B Common Stock (including options to acquire 6,871 shares of Class B Common Stock exercisable within 60 days of such date) were outstanding

                      CINEMARK USA, INC. AND SUBSIDIARIES

                                     Index

                                                                           Page

PART I            FINANCIAL INFORMATION

    Item 1.           Financial Statements

                      Condensed Consolidated Balance Sheets
                         as of March 31, 1999 (unaudited)
                         and December 31, 1998                               3

                      Condensed Consolidated Statements of Income
                         (unaudited) for the three month
                         periods ended March 31, 1999 and 1998               4

                      Condensed Consolidated Statements of Cash
                         Flows (unaudited) for the three month
                         periods ended March 31, 1999 and 1998               5

                      Notes to Condensed Consolidated Financial
                         Statements                                          6

    Item 2.           Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                          9

    Item 3.           Quantitative and Qualitative Disclosures
                         About Market Risk                                   15


PART II           OTHER INFORMATION

    Item 1.           Legal Proceedings                                      16

    Item 2.           Changes in Securities and Use of Proceeds              16

    Item 3.           Defaults Upon Senior Securities                        16

    Item 4.           Submission of Matters to a Vote of Security Holders    16

    Item 5.           Other Information                                      16

    Item 6.           Exhibits and Reports on Form 8-K                       16

SIGNATURES                                                                   20

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                      CINEMARK USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               March 31,        December 31,
                                                                 1999               1998
                                                             (Unaudited)
    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                $ 18,546,398       $ 25,645,868
    Inventories                                                 3,430,642          3,591,705
    Co-op advertising and other receivables                    17,982,596         12,414,288
    Income tax receivable                                       5,571,503          3,032,642
    Prepaid expenses and other                                  1,949,821          2,457,952
                                                             --------------------------------
      Total current assets                                     47,480,960         47,142,455

THEATRE PROPERTIES AND EQUIPMENT                              952,282,377        889,053,977
    Less accumulated depreciation and amortization           (152,557,798)      (138,550,648)
                                                             --------------------------------
      Theatre properties and equipment - net                  799,724,579        750,503,329

OTHER ASSETS:
    Certificates of deposit                                     2,221,838          4,056,096
    Investments in and advances to affiliates                   3,496,790         29,811,533
    Goodwill - net                                             16,796,600         13,495,195
    Deferred charges and other - net                           45,341,218         37,664,026
                                                               ------------------------------
      Total other assets                                       67,856,446         85,026,850

                                                            ---------------------------------
TOTAL                                                        $915,061,985      $ 882,672,634
                                                            =================================
              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                         $ 2,084,197          $ 337,895
    Accounts payable and accrued expenses                      64,673,828         95,298,457
                                                             --------------------------------
      Total current liabilities                                66,758,025         95,636,352

LONG-TERM LIABILITIES:
    Senior credit agreements                                  326,471,352        251,037,528
    Senior subordinated notes                                 380,266,070        380,273,198
    Deferred lease expenses                                    14,430,115         14,006,106
    Deferred gain on sale leaseback                             6,715,104          6,803,542
    Deferred income taxes                                      20,712,510         16,114,342
                                                            ---------------------------------
      Total long-term liabilities                             748,595,151        668,234,716

MINORITY INTERESTS IN SUBSIDIARIES                             37,128,202         43,001,950

SHAREHOLDERS' EQUITY:
    Class A common stock, $.01 par value: 10,000,000 shares
      authorized, 1,500 shares issued and outstanding                  15                 15
    Class B common stock, no par value: 1,000,000 shares
      authorized, 234,073 shares issued                        49,537,607         49,537,607
    Additional paid-in-capital                                 13,790,731         13,773,691
    Unearned compensation - stock options                      (3,884,498)        (4,221,326)
    Retained earnings                                          54,966,284         58,105,217
    Treasury stock, 57,211 Class B shares at cost             (24,198,890)       (24,198,890)
    Accumulated other comprehensive income                    (27,630,642)       (17,196,698)
                                                              --------------------------------
      Total shareholders' equity                               62,580,607         75,799,616

                                                            ---------------------------------
TOTAL                                                        $915,061,985      $ 882,672,634
                                                            =================================

     See accompanying Notes to Condensed Consolidated Financial Statements.

                      CINEMARK USA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                                                         THREE MONTHS ENDED MARCH 31,
                                                                           1999             1998
REVENUES
    Admissions                                                          $ 95,216,424     $ 78,306,293
    Concessions                                                           46,777,297       42,545,553
    Other                                                                  7,274,306        3,370,197
                                                                       -------------------------------
        Total                                                            149,268,027      124,222,043

COSTS AND EXPENSES:
    Cost of operations
      Film rentals and advertising                                        49,201,117       40,476,354
      Concession supplies                                                  7,494,034        6,572,624
      Salaries and wages                                                  19,337,983       14,713,094
      Facility leases                                                     20,572,916       12,541,150
      Utilities and other                                                 21,660,535       16,213,640
                                                                       -------------------------------
        Total                                                            118,266,585       90,516,862

    General and administrative expenses                                    7,993,500        7,080,937
    Depreciation and amortization                                         11,332,785        7,698,423
                                                                       -------------------------------
        Total                                                            137,592,870      105,296,222

OPERATING INCOME                                                          11,675,157       18,925,821

OTHER INCOME (EXPENSE)
    Interest expense                                                     (13,121,263)      (7,725,738)
    Amortization of debt issue cost                                         (199,554)        (165,328)
    Amortization of bond discount                                            (43,625)         (35,292)
    Interest income                                                          579,563        1,218,477
    Gain on sale of assets and other                                          66,906          442,158
    Foreign currency exchange gain (loss)                                     76,234         (279,734)
    Equity in income of affiliates                                            55,859          215,137
    Minority interests in subsidiaries                                       730,402         (351,243)
                                                                       --------------------------------
        Total                                                            (11,855,478)      (6,681,563)
                                                                       --------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
    EFFECT OF AN ACCOUNTING CHANGE                                          (180,321)      12,244,258

Income taxes (benefit)                                                       (10,025)       5,103,150
                                                                       -------------------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE              (170,296)       7,141,108

Cumulative effect of a change in an accounting principle - net of tax
    benefit of $417,570                                                   (2,968,637)               -
                                                                       -------------------------------
NET INCOME (LOSS)                                                       $ (3,138,933)     $ 7,141,108
                                                                       ===============================
EARNINGS PER SHARE:
    Basic:
      Income (loss) before cumulative effect of an accounting change         $ (0.95)         $ 40.05
      Cumulative effect of an accounting change                               (16.65)               -
                                                                       -------------------------------
      Net Income (loss)                                                     $ (17.60)         $ 40.05
                                                                       ===============================

    Diluted:
      Income (loss) before cumulative effect of an accounting change         $ (0.95)         $ 38.28
      Cumulative effect of an accounting change                               (16.65)               -
                                                                       -------------------------------
      Net Income (loss)                                                     $ (17.60)         $ 38.28
                                                                       ===============================

COMMON SHARES OUTSTANDING:
    Basic:
      Weighted average common shares outstanding                             178,362          178,302
                                                                       ===============================
    Diluted:
      Weighted average common shares outstanding                             178,362          178,302
      Common equivalent shares for stock options                                   -            8,235
                                                                       -------------------------------
      Weighted average shares outstanding                                    178,362          186,537
                                                                       ===============================

        See accompanying Notes to Condensed Consolidated Financial Statements.

                      CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                             1999                1998
OPERATING ACTIVITIES:
     Net Income (loss)                                                   $ (3,138,933)        $ 7,141,108

     Noncash items in net income:
        Depreciation                                                       11,005,899           7,414,717
        Amortization - goodwill and other assets                              526,440             449,034
        Amortization of gain on sale leaseback                                (88,438)                  -
        Deferred lease expenses                                               424,009             349,391
        Amortization of prepaid leases                                        182,994             100,704
        Deferred income tax expense                                         4,598,168             536,174
        Amortization of debt discount and premium                              (7,128)            (15,460)
        Amortized compensation - stock options                                356,138             221,022
        Gain on sale of assets                                                (66,906)           (442,158)
        Equity in income of affiliates                                        (55,859)           (215,137)
        Minority interests in income (loss) of subsidiaries                  (730,402)            351,243
        Cumulative effect of an accounting change                            3,386,207                  -

     Cash provided by (used for) operating working capital:
        Inventories                                                           161,063          (1,035,477)
        Co-op advertising and other receivables                            (5,568,308)          6,167,369
        Prepaid expenses and other                                            325,137           6,996,992
        Accounts payable and accrued expenses                             (30,624,629)        (13,643,687)
        Income tax receivable/payable                                      (2,538,861)          2,632,709
                                                                        ----------------------------------
           Net cash provided by (used for) operating activities           (21,853,409)         17,008,544

INVESTING ACTIVITIES:
     Additions to Theatre properties and equipment                        (38,876,156)       (105,192,681)
     Sale of Theatre properties and equipment                                  66,906         131,485,148
     Decrease in certificates of deposit                                    1,834,258                   -
     Decrease in investments in and advances to affiliates                  8,240,602           4,224,135
     Increase in deferred charges and other                                (7,900,973)         (8,248,689)
                                                                        ----------------------------------
        Net cash provided by (used for) investing activities              (36,635,363)         22,267,913

FINANCING ACTIVITIES:
     Issuance of Senior Subordinated Notes                                          -         103,950,000
     Decrease in long-term debt                                           (14,217,969)       (191,176,414)
     Increase in long-term debt                                            73,679,561          78,716,477
     Investment in partnership                                                      -          (2,536,553)
     Minority investment in subsidiaries, net                              (7,638,346)            293,523
                                                                        ----------------------------------
        Net cash provided by (used for) financing activities               51,823,246         (10,752,967)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (433,944)           (931,901)
                                                                        ----------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (7,099,470)         27,591,589

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                   25,645,868          31,788,380
                                                                        ----------------------------------

     End of period                                                       $ 18,546,398        $ 59,379,969
                                                                        ==================================

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

        These financial statements should be read in conjunction with the audited annual financial statements and the notes thereto for the year ended December 31, 1998 included in the Annual Report filed on Form 10-K by the Company under the Securities Exchange Act of 1934 on March 30, 1999.

        Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results to be achieved for the full year.

2       Foreign Currency Translation

        The accumulated other comprehensive income in shareholders' equity of $27,630,642 and $17,196,698 at March 31, 1999 and December 31, 1998,
respectively, primarily relates to the unrealized adjustments from translating the financial statements of Cinemark Brasil, S.A. and Cinemark de Mexico.

        In 1998 the Company was required to utilize the U.S. dollar as the functional currency of Cinemark de Mexico for U.S. reporting purposes instead of the peso due to the highly inflationary economy of Mexico. Thus, devaluations in the peso during the first quarter of 1998 that affected the Company's investment were charged to exchange gain or loss rather than to the accumulated other comprehensive income account.

        In 1999, the economy of Mexico reverted back to a non highly inflationary status resulting in the peso again being the functional currency of Cinemark de Mexico. Thus, devalutions in the peso have been charged to the accumulated other comprehensive income account during the first quarter of 1999. In addition, the Company recorded an adjustment to restate certain assets, liabilities and equity accounts to their original values reflected in a non highly inflationary environment as follows:

       Increase in theatre properties and equipment, net          $ 7,119,403
       Increase in prepaids                                           752,129
       Increase in deferred income taxes                           (2,803,680)
       Decrease in accumulated other comprehensive income         $(5,067,852)

3.      FAS 130 - Comprehensive  Income

       Beginning in 1998, the Company adopted SFAS 130 "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The following components are reflected in the Company's comprehensive income:

                                                                  Three Months Ended
                                                                      March 31,
                                                               1999                 1998

       Net income (loss)                                    $(3,138,933)          $7,141,108
       Foreign currency translation adjustment              (10,433,944)           (931,901)
                                                      =====================   ================
       Comprehensive income (loss)                         $(13,572,877)          $6,209,207
                                                      =====================   ================

4.      Income Taxes

        Beginning January 1, 1999, management plans to reinvest the undistributed earnings of its foreign subsidiaries located in Mexico, Peru and Argentina. For years beginning after 1998, the Company adopted the exception allowed under APB Opinion #23 for these foreign subsidiaries. As a result, deferred U.S. federal income taxes are not provided on the undistributed earnings of these foreign subsidiaries. The cumulative amount of undistributed earnings on which the Company has not recognized income taxes is $1.2 million.

5.      Accounting for Start-up Activities and Organization Costs

        On January 1, 1999 the Company adopted Statement of Position (SOP) 98-5 requiring start-up activities and organization costs to be expensed as incurred. The Company's practice had been to capitalize organization costs associated with the organization of new entities as well as costs associated with forming international joint ventures as deferred charges and to amortize them over the anticipated life of the respective entity or venture. The adoption of this new accounting pronouncement resulted in the aggregate write-off of the unamortized organization costs of $3,386,207 on January 1, 1999. This charge was recorded as a cumulative effect of a change in accounting principle as a one-time non cash charge to income of $2,968,637 (net of tax) in the first quarter of 1999 as follows:

               United States                                          $152,966
               Mexico                                                        -
               Brazil                                                  552,488
               Other Foreign Countries                               2,263,183
                                                                    -----------
                                                                    $2,968,637
                                                                    ===========
6.      Supplemental Cash Flow Information

        The   following  is  provided  as   supplemental   information   to  the
consolidated statement of cash flows:

                          Three Months Ended March 31,
                                    1999 1998
               Cash paid for interest         $22,171,834           $16,758,977
               Cash paid for income taxes         288,267                10,845

        In December 1998, the Company acquired an additional 45% equity interest in it's Chilean operating Company for $7.625 million. As a result of the additional equity interest acquired, Chile was consolidated with the Company's operations effective January 1, 1999. The assets and liabilities of this former equity interest that are included in the consolidation as of January 1, 1999 are as follows:

               Theatre properties and equipment, net                $26,350,993
               Goodwill                                               3,621,050
               Net other assets                                       3,371,491
               Long-term debt                                      (17,718,534)
                                                                   ------------
               Investment in affiliate                              $15,625,000
                                                                   ============

        The Company's Central American operating entities (Nicaragua, Costa Rica, El Salvador and Honduras) were consolidated with the Company's operations effective January 1, 1999. The assets and liabilities of these former equity interests that are included in the consolidation as of January 1, 1999 are as follows:

               Theatre properties and equipment, net                 $5,000,000
               Minority interest                                    (2,495,000)
                                                                    -----------
               Investment in affiliate                               $2,505,000
                                                                    ===========

7.      Reporting Segments

        The Company operates in a single industry as a motion picture exhibitor. The Company is a multinational corporation with consolidated operations in the United States, Mexico, Canada, Argentina, Brazil, Central America, Chile, Ecuador and Peru. Revenues and long-lived assets in the United States and other countries for the three months ended March 31 are as follows:


                                                                       Other Foreign
                      United States       Mexico          Brazil         Countries     Eliminations     Consolidated
1999
Total revenues          $115,512,653     $12,087,078      $9,225,861      $13,268,360     $(825,925)       $149,268,027
                      =============== =============== =============== ================ ============== ==================
Long-lived assets,
net                      624,436,974      54,486,748      45,893,367       74,907,490             -         799,724,579
                      =============== =============== =============== ================ ============== ==================

1998

Total revenues          $107,087,437     $11,027,665      $5,576,364       $1,079,355     $(548,778)       $124,222,043
                      =============== =============== =============== ================ ============== ==================
Long-lived assets,
net                      451,874,689      34,041,300      42,957,041        4,635,733             -         533,508,763
                      =============== =============== =============== ================ ============== ==================

Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.

Results of Operations

        The following table presents certain income statement items as a percentage of revenues.

                                  % of Revenues
                               Three Months Ended
                                    March 31,
                                    1999 1998
                                                     ----------------------
        Revenues:
          Admissions                                     63.8        63.0
          Concessions                                    31.3        34.3
          Other                                           4.9         2.7
                                                        -----       -----
        Total revenues                                  100.0       100.0
        Cost of operations                               79.2        72.9
        General and administrative expenses               5.4         5.7
        Depreciation and amortization                     7.6         6.2
        Operating income                                  7.8        15.2
        Interest expense                                  9.0         6.4
        Income (loss) before income taxes and
           cumulative effect of an accounting change     (0.1)        9.9
        Income (loss) before cumulative effect
           of an accounting change                       (0.1)        5.8
        Net income (loss)                                (2.1)        5.8

Revenues

        Revenues for the quarter ended March 31, 1999 increased to $149.3 million from $124.2 million for the quarter ended March 31, 1998, a 20.2% increase. The increase in revenues for the first quarter is primarily attributable to an 18.7% increase in attendance as the result of the net addition of 560 screens since the first quarter of 1998. Revenues per average screen decreased 13.1% to $64,419 for the first quarter of 1999 from $74,112 for the first quarter of 1998.


Cost of Operations

        Cost of operations, as a percentage of revenues, increased to 79.2% in the first quarter of 1999 from 72.9% in the first quarter of 1998. The increase as a percentage of revenues resulted from an increase in facility lease expense as a percentage of revenues to 13.8% in 1999 from 10.1% in 1998 partially as a result of the two sale leaseback transactions which occurred in the first and fourth quarters of 1998, an increase in concession supplies as a percentage of concession revenues to 16.0% in 1999 from 15.4% in 1998 as a result of the greater number of international theatres in operation, an increase in salaries and wages as a percentage of revenues to 13.0% in 1999 from 11.8% in 1998 and an increase in utilities and other expenses as a percentage of revenues to 14.5% in 1999 from 13.1% in 1998.


General and Administrative Expenses

        General and administrative expenses, as a percentage of revenues, declined to 5.4% in the first quarter of 1999 as compared to 5.7% in the first quarter of 1998 as a result of the expanding base of theatre operations.

The absolute level of general and administrative expenses increased to $8.0 million in the first quarter of 1999 from $7.1 million in the first quarter of 1998. The increase in general and administrative expenses is attributed to costs (primarily salaries and wages) associated with the Company's expansion program.


Depreciation and Amortization

        Depreciation and amortization increased 46.8% to $11.3 million in the first quarter of 1999 from $7.7 million in the first quarter of 1998. The increase is a result of the net addition of $315.2 million in theatre property and equipment since the first quarter of 1998, a 49.5% increase. The difference in the percentage increase in depreciation and amortization compared to the increase in theatre property and equipment is a result of the timing of when the additions were placed in service during the period.


Interest Expense

        Interest costs incurred, including amortization of debt issue cost and debt discount, increased 60.4% during the first quarter of 1999 to $14.6 million (including capitalized interest to properties under construction) from $9.1 million (including capitalized interest). The increase in interest costs incurred for the first quarter of 1999 was due principally to an increase in average debt outstanding resulting from borrowings under the Company's Credit Facility.


Income Taxes

        An income tax benefit of $10,025 was recorded for the first quarter of 1999 as compared to $5.1 million expense in the first quarter of 1998. The Company's effective rate for the first quarter of 1999 was 5.6% compared to 41.7% in the first quarter of 1998. The net decrease is due to the tax benefits of the loss and the adoption of APB Opinion #23 being offset by the local foreign country income taxes and losses in certain foreign countries which are subject to a valuation allowance.


Cumulative Effect of a Change in an Accounting Principle

        The Company recorded a cumulative effect of a change in accounting principle of $2.9 million (net of tax) in the first quarter of 1999 resulting from the write off of the unamortized start-up activities and organization costs due to the adoption of Statement of Position (SOP) 98-5.


Net Income (Loss)

        The Company realized a net loss of $(3.1) million for the first quarter of 1999 as compared to net income of $7.1 million for the first quarter of 1998.

Liquidity and Capital Resources

        The Company's revenues are collected in cash, primarily through box office receipts and the sale of concession items. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" and, as a result, historically has not required traditional working capital financing.

        The Company's theatres are typically equipped with modern projection and sound equipment, with approximately 81% of the screens operated by the Company having been built in the 1990's. The Company's investing activities have been principally in connection with new theatre openings and acquisitions of existing theatres and theatre circuits. As of May 12, 1999, the Company has opened 6 theatres (95 screens) and has 12 theatres (222 screens) under construction or scheduled to open in the United States by the end of 1999. Certain of these theatres will be megaplexes which may cost in excess of $15 million per theatre. The Company also plans to open approximately 250 screens in the U.S. in 2000. The Company currently estimates that its capital expenditures for the development of these approximately 560 screens in the U.S. in 1999 and 2000 will be approximately $290 million. As of May 12, 1999, the Company had expended approximately $115 million toward the development of these screens. The Company plans to fund capital expenditures for its development from cash flow from operations, sale leaseback transactions, and borrowings under the Credit
Facility. Actual expenditures for theatre development and acquisitions during 1999 and 2000 are subject to change based upon the availability of attractive opportunities for expansion of the Company's theatre circuit.

        On August 1996, the Company issued $200 million principal amount of Series B Senior Subordinated Notes which bear interest at a rate of 9 5/8% per annum (the Series B Notes"), payable semi-annually on February 1 and August 1 of each year. The Series B Notes were issued at 99.553% of the principal face amount (a discount of $4.47 per $1,000 principal amount). The net proceeds to the Company from the issuance of the Series B Notes (net of discount, fees and expenses) were approximately $193.2 million. The proceeds from the Series B Notes were used to repurchase 98.7% of the the Company's $125 million aggregate principal amount 12% Senior Notes due 2002 (the "Senior Notes") pursuant to a tender offer which expired on August 15, 1996. The Senior Notes were purchased at a premium of $1,098.33 (including a consent fee of $25) per $1,000 principal amount, plus accrued and unpaid interest up to the date of repurchase. Excess proceeds were utilitized to reduce the borrowings under the Company's Credit Facility and for general corporate purposes. On June 2, 1997 the Company redeemed the remaining outstanding Senior Notes ($1.6 million). The Senior Notes were redeemed at a premium of $1,060 per $1,000 principal amount, plus accrued and unpaid interest up to the date of redemption.

        On June 1997, the Company issued $75 million principal amount of Series D Notes due 2008 which bear interest at a rate of 9 5/8% per annum (the "Series D Notes"), payable semi-annually on February 1 and August 1 of each year. The Series D Notes were issued at 103% of the principal face amount. The net proceeds to the Company from the issuance of the Series D Notes (net of fees and expenses ) were approximately $77.1 million. The proceeds of the Series D Notes were applied to reduce the Company's indebtedness under the Credit Facility.

        In January 1998, the Company issued $105 million aggregate principal amount of 8 1/2% Series A Senior Subordinated Notes due 2008 (the "Series A Notes") pursuant to Rule 144A (the "Offering"). The net proceeds of the Offering were used by the Company to reduce the Company's indebtedness under the the Credit Facility. The Company exchanged the Series A Notes on March 17, 1998 for 8 1/2% Series B Senior Subordinated Notes (the "8 1/2% Series B Notes") which have been registered under the Securities Act of 1933, as amended.

        In February 1998, the Company replaced its existing credit facility with a reducing, revolving credit agreement (the "Credit Facility") through a group of banks for which Bank of America National Trust and Savings Association acts as Administrative Agent. The Credit Facility provides for loans to the Company of up to $350 million in the aggregate.

       The  Credit  Facility  is a  reducing  revolving  credit  facility,  with commitments automatically reduced each calendar quarter by $8,750,000, $11,812,500, $13,125,000, $12,031,000 and $6,562,500 in calendar year 2001,
2002, 2003, 2004 and 2005, respectively. The Company is required to prepay all loans outstanding in excess of the aggregate commitment as reduced pursuant to the terms of the Credit Facility. Borrowings are secured by a pledge of a majority of the issued and outstanding capital stock of the Company, and the credit agreement requires that the Company maintains certain financial ratios; restricts the payment of dividends, payment of subordinated debt prior to maturity and issuance of preferred stock and other indebtedness; and other restrictive covenants. Pursuant to the terms of the Credit Facility, funds borrowed bear interest at a rate per annum equal to the Offshore Rate (as defined in the Credit Facility) or the Base Rate (as defined in the Credit Facility, as the case may be), plus the Applicable Margin (as defined in the Credit Facility). As of May 12, 1999, the Company had borrowed $268.5 million under the Credit Facility. The effective interest rate on such borrowings as of May 12, 1999 is 6.6% per annum.

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

        In October 1998, the Company completed another sale leaseback transaction (the "Second Sale Leaseback") pursuant to which the Company sold the land, buildings and site improvements of one theatre property to a special purpose entity for an aggregate purchase price equal to approximately $13.9 million. Simultaneously with the sale, the Company entered into an operating lease for the property for a base term equal to approximately 20 years at a fixed monthly rental payment of $119,000 or $1.4 annually.

        In 1992, the Company formed Cinemark International to develop and acquire theatres in international markets. As of May 12, 1999, Cinemark International, through its affiliates, operated 56 theatres (504 screens) principally in Latin America. The following table summarizes the Company's and Cinemark International's holdings in each international market, the number of theatres and screens in such market as of May 12, 1999 and the number of theatres and screens under construction in 1999.


                           Year of                               Operating                1999 Planned Openings
Country                   Formation      Ownership %         Theatres/Screens               Theatres/Screens
Mexico                      1992             95%         18 theatres (177 screens)       3 theatres (26 screens)
Chile                       1992             98%         10 theatres (83 screens)         1 theatre (6 screens)
Argentina                   1995             50%          5 theatres (44 screens)        1 theatre (10 screens)
Argentina                   1997            100%          2 theatres (15 screens)        2 theatres (20 screens)
Brazil                      1996             60%         13 theatres (126 screens)       4 theatres (40 screens)
Ecuador                     1996             60%          2 theatres (16 screens)     existing theatre (3 screens)
Peru                        1996            100%          1 theatre (12 screens)         2 theatres (17 screens)
Central America             1997             50%          5 theatres (31 screens)        2 theatres (14 screens)
Colombia                    1998             50%                    N/A                            N/A
Taiwan                      1998             50%                    N/A                            N/A
United Kingdom              1998            100%                    N/A                            N/A

    Total                                                56 theatres (504 screens)      15 theatres (136 screens)

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

        In August 1998,  the Company  formed  Cinemark  Investments
Corporation for the purpose of financing its Brazilian operations by investing in foreign fixed rate notes issued by Cinemark Brasil S.A., an indirect Brazilian subsidiary of the Company. In September 1998, Cinemark

Investments Corporation executed a credit agreement with Bank of America that provides Cinemark Investments Corporation up to $20 million in the aggregate under a revolving line of credit facility (the Cinemark Investments Credit
Agreement). The Cinemark Investments Credit Agreement is secured by an assignment of certain fixed rate notes issued by Cinemark Brasil S.A. to Cinemark Investments Corporation and an unconditional guaranty by the Company. Pursuant to the terms of the Cinemark Investments Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate or the Base Rate (both defined in the Cinemark Investments Credit Agreement) as the case may be. As of May 12, 1999, Cinemark Investments Corporation had borrowed $20 million under the Cinemark Investments Credit Agreement, the proceeds of which were used to purchase fixed rate notes issued by Cinemark Brasil S.A. bearing interest at 13.25%. The effective interest rate on such borrowings as of May 12, 1999 is 7.1% per annum.

        In September 1998, the Company incorporated Cinemark Theatres U.K. Ltd., an English company, to develop state-of-the-art multiplex theatres in the United Kingdom. Cinemark Theatres U.K. Ltd. is a wholly-owned subsidiary of the Company. Cinemark Theatres U.K. Ltd. expects to begin construction on one theatre (10 screens) in 1999.

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

        In November 1998, Cinemark Mexico executed a credit agreement with Bank of America National Trust and Savings Association for itself and as Administrative Agent (the Cinemark Mexico Credit Agreement). The Cinemark Mexico Credit Agreement is a revolving credit facility and provides for a loan to Cinemark Mexico of up to $30 million in the aggregate. The Cinemark Mexico Credit Agreement is secured by a pledge of 65% of the stock of Cinemark de Mexico S.A. de C.V. and an unconditional guaranty by the Company. Pursuant to the terms of the Cinemark Mexico Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate (as defined in the Cinemark Mexico Credit Agreement) or the Base Rate (as defined in the Cinemark Mexico Credit Agreement), as the case may be, plus the Applicable Margin (as defined in the Cinemark Mexico Credit Agreement). Cinemark Mexico borrowed $30 million under the Cinemark Mexico Credit Agreement, the proceeds of which were used to repay an intercompany loan of Cinemark Mexico from Cinemark International.
Cinemark International used the proceeds of such repayment to repay all outstanding indebtedness under its then existing credit facility. The effective interest rate on such borrowings as of May 12, 1999 is 6.2% per annum.

        In December 1998, Cinemark International entered into a joint venture agreement with Casa Editorial El Tiempo S.A., Tempora S.A. and Prodiscos S.A. to develop state-of-the-art multiplex theatres in Colombia. The joint venture will conduct its business through Cinemark Colombia S.A. which is owned 50.1% by Cinemark International, and the remaining 49.9% is collectively owned by Casa Editorial El Tiempo S.A., Tempora S.A. and Prodiscos S.A. Cinemark Colombia S.A. expects to begin contruction on one theatre (10 screens) during 1999.

Year 2000 Compliance

        The Company recognizes that the arrival of the Year 2000 poses a unique worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000, and like other companies, has been assessing and updating its computer applications and business processes to ensure their continued functionality.

        The Year 2000 compliance effort is underway across the Company and is following a process of assessment, modification and testing. At the present time, the necessary modifications to the day-to-day operating and reporting systems for all theatres have been successfully completed to ensure Year 2000 compliance. With respect to the financial reporting and operational databases associated with the U.S. corporate office and the various international corporate offices, the necessary modifications to ensure Year 2000 compliance are expected to be completed by August 31, 1999. The costs to modify the existing systems to ensure Year 2000 compliance are expected to be less than $100,000 at the completion of the project.

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

        The Company also purchased a new Year 2000 compliant financial reporting and distribution system that was made operational on January 4, 1999. The decision to purchase this new system at a cost of more than $1 million was made by management in order to effectively handle the increasing financial reporting and analysis needs of the Company in the years to come as the Company continues at its rapid growth rate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company has limited exposure to financial market risks, including changes in interest rates and other relevant market prices. The Company does not have any derivative financial instruments in place as of March 31, 1999.

        An increase or decrease in interest rates would affect interest costs relating to the Company's variable rate credit facilities. The Company and/or its subsidiaries are currently parties to three such credit facilities. At March 31, 1999, there was an aggregate of approximately $300 million of variable rate debt outstanding under these facilities. The facilities are priced with a variable rate based on LIBOR or a base rate, plus, in each case, an applicable margin. The Company has no interest rate swaps or other hedging facilities relating to these credit facilities. These facilities represent approximately 42% of the Company's outstanding long-term debt. Changes in interest rate do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

        The Company is also exposed to market risk arising from changes in foreign currency exchange rates as a result of its international operations. Currency fluctuations result in the Company's reporting exchange gain or losses or cumulative unrealized translation adjustments relating to its international subsidiaries depending on the inflationary environment of the country in which the Company operates.

PART II.       Other Information

Item 1. Legal Proceedings

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

        Reference is also made to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Item 2. Change in Securities and Use of Proceeds

        Not Applicable

Item 3. Defaults upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        There have not been any matters submitted to a vote of security holders during the first quarter of 1999 through the solicitation of proxies or otherwise.

Item 5. Other Information

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

Item 6. Exhibits and Reports on Form 8-K

       a)     Supplemental schedules specified by the Senior Notes indenture:

                   Condensed Consolidating Balance Sheet
                   (unaudited) as of March 31, 1999

                   Condensed Consolidating Statement of
                   Income (unaudited) for the three months
                   ended March 31, 1999

                   Condensed Consolidating Statement of Cash Flow (unaudited) for the three months ended March 31, 1999

       b)     Reports on Form 8-K

                   No reports have been filed by Registrant during the quarter for which this report is filed.

                      CINEMARK USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              AS OF MARCH 31, 1999
                                  (Unaudited)

                                                       Restricted     Unrestricted
                                                          Group           Group        Eliminations         TOTAL
                                                       ----------     -------------    ------------      ----------
    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                           $ 7,648,154     $10,898,244              $ -      $ 18,546,398
    Inventories                                           2,735,778         694,864                -         3,430,642
    Co-op advertising and other receivables             (15,310,764)     33,865,185         (571,825)       17,982,596
    Tax receivable                                        5,571,503               -                -         5,571,503
    Prepaid expenses and other                            1,835,407         114,414                -         1,949,821
                                                      -----------------------------------------------------------------
       Total current assets                               2,480,078      45,572,707         (571,825)       47,480,960
                                                      -----------------------------------------------------------------

THEATRE PROPERTIES AND EQUIPMENT                        842,674,435     109,607,942                -       952,282,377
    Less accumulated depreciation and amortization     (142,223,138)    (10,334,660)               -      (152,557,798)
                                                      -----------------------------------------------------------------
       Theatre properties and equipment - net           700,451,297      99,273,282                -       799,724,579

OTHER ASSETS:
    Certificates of deposit                               1,875,853         345,985                -         2,221,838
    Investments in and advances to affiliates           109,357,103       3,081,368     (108,941,681)        3,496,790
    Goodwill - net                                       10,896,638       5,899,962                -        16,796,600
    Deferred charges and other - net                     27,576,727      38,252,164      (20,487,673)       45,341,218
                                                      -----------------------------------------------------------------
       Total other assets                               149,706,321      47,579,479     (129,429,354)       67,856,446
                                                      -----------------------------------------------------------------

TOTAL                                                  $852,637,696   $ 192,425,468    $(130,001,179)    $ 915,061,985
                                                      =================================================================

        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                     $ 276,718     $ 1,807,479              $ -         2,084,197
    Accounts payable and accrued expenses                56,187,118       8,899,336         (412,626)       64,673,828
                                                      -----------------------------------------------------------------
       Total current liabilities                         56,463,836      10,706,815         (412,626)       66,758,025

LONG-TERM LIABILITIES:
    Senior credit agreements                            287,270,708      59,688,317      (20,487,673)      326,471,352
    Senior subordinated debt                            380,266,070               -                -       380,266,070
    Deferred lease expenses                              14,268,973         161,142                -        14,430,115
    Deferred gain on sale leaseback                       6,715,104               -                -         6,715,104
    Deferred income taxes                                20,491,788         220,722                -        20,712,510
                                                      -----------------------------------------------------------------
       Total long-term liabilities                      709,012,643      60,070,181      (20,487,673)      748,595,151

MINORITY INTERESTS IN SUBSIDIARIES                        6,108,521      31,019,681                -        37,128,202

SHAREHOLDERS' EQUITY:
    Class A common stock, $.01 par value: 10,000,000 shares
       authorized, 1,500 shares issued and outstanding           15               -                 -                15
    Class B common stock, no par value: 1,000,000 shares
       authorized, 234,073 shares issued                 49,537,607       9,501,000       (9,501,000)       49,537,607
    Additional paid-in-capital                           13,790,731      99,599,880      (99,599,880)       13,790,731
    Unearned compensation - stock options                (3,884,498)              -                -        (3,884,498)
    Retained earnings                                    58,144,225      (3,177,941)               -        54,966,284
    Treasury stock, 57,211 Class B shares at cost       (24,198,890)              -                -       (24,198,890)
    Other accumulated comprehensive income              (12,336,494)    (15,294,148)               -       (27,630,642)
                                                      ------------------------------------------------------------------
       Total shareholders' equity                        81,052,696      90,628,791     (109,100,880)       62,580,607
                                                      ------------------------------------------------------------------

TOTAL                                                  $852,637,696   $ 192,425,468    $(130,001,179)    $ 915,061,985
                                                      ==================================================================

    Note:  "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes.

                      CINEMARK USA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (Unaudited)

                                                             Restricted       Unrestricted
                                                                Group            Group        Eliminations       TOTAL
                                                             ----------       ------------    ------------     ------------
REVENUES:
    Admissions                                                $80,341,387      $14,875,037             $ -     $95,216,424
    Concessions                                                42,301,989        4,475,308               -      46,777,297
    Other                                                       6,486,937          920,799        (133,430)      7,274,306
                                                           ----------------------------------------------------------------
                  Total                                       129,130,313       20,271,144        (133,430)    149,268,027

COSTS AND EXPENSES:
    Cost of operations
        Film rentals and advertising                           41,960,991        7,240,126               -      49,201,117
        Concession supplies                                     6,008,647        1,485,387               -       7,494,034
        Salaries and wages                                     17,001,857        2,336,126               -      19,337,983
        Facility leases                                        17,515,069        3,057,847               -      20,572,916
        Utilities and other                                    19,125,781        2,668,184        (133,430)     21,660,535
                                                           ----------------------------------------------------------------
                  Total                                       101,612,345       16,787,670        (133,430)    118,266,585

    General and administrative expenses                         6,147,297        1,846,203               -       7,993,500
    Depreciation and amortization                               9,163,044        2,169,741               -      11,332,785
                                                           ----------------------------------------------------------------
                  Total                                       116,922,686       20,803,614        (133,430)    137,592,870

OPERATING INCOME                                               12,207,627         (532,470)              -      11,675,157

OTHER INCOME (EXPENSE)
    Interest expense                                          (12,172,279)      (1,578,359)        629,375     (13,121,263)
    Amortization of debt issue cost                              (175,596)         (23,958)              -        (199,554)
    Amortization of bond discount                                 (43,625)               -               -         (43,625)
    Interest income                                               412,183          796,755        (629,375)        579,563
    Gain on sale of assets and other                               54,322           12,584               -          66,906
    Foreign currency exchange gain (loss)                          94,070          (17,836)              -          76,234
    Equity in income of affiliates                                 22,613           33,246               -          55,859
    Minority interests in subsidiaries                           (120,307)         850,709               -         730,402
                                                           ----------------------------------------------------------------
                  Total                                       (11,928,619)          73,141               -     (11,855,478)
                                                           ----------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND
    CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                     279,008         (459,329)              -        (180,321)

Income taxes (benefit)                                           (488,462)         478,437               -         (10,025)
                                                           ----------------------------------------------------------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
    OF AN ACCOUNTING CHANGE                                       767,470         (937,766)              -        (170,296)


Cumulative effect of a change in accounting principle
     - net of tax benefit                                        (500,857)      (2,467,780)              -      (2,968,637)
                                                           ----------------------------------------------------------------

NET INCOME (LOSS)                                               $ 266,613     $ (3,405,546)            $ -    $ (3,138,933)
                                                           ================================================================

    Note:  "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes

                      CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              Restricted      Unrestricted
                                                                Group             Group        Eliminations       TOTAL
                                                              ----------      -------------    ------------    -------------
OPERATING ACTIVITIES:
    Net Income (loss)                                            $ 266,613     $ (3,405,546)            $ -    $ (3,138,933)

    Noncash items in net income:
       Depreciation                                              8,938,423        2,067,476               -      11,005,899
       Amortization - goodwill and other assets                    400,217          126,223               -         526,440
       Amortization of gain on sale leaseback                      (88,438)               -               -         (88,438)
       Deferred lease expenses                                     262,867          161,142               -         424,009
       Amortization of prepaid leases                               85,286           97,708                         182,994
       Deferred income tax expense                               4,586,332           11,836               -       4,598,168
       Amortization of debt discount and premium                    (7,128)               -               -          (7,128)
       Amortized compensation - stock options                      356,138                -               -         356,138
       Gain on sale of assets                                      (54,322)         (12,584)              -         (66,906)
       Equity in income of affiliates                              (22,613)         (33,246)              -         (55,859)
       Minority interests in income (loss) of subsidiaries         120,307         (850,709)              -        (730,402)
       Cumulative effect of an accounting change                   500,857        2,885,350               -       3,386,207

    Cash provided by (used for) operating working capital:
       Inventories                                                 361,057         (199,994)              -         161,063
       Co-op advertising and other receivables                    (208,616)      (5,931,517)        571,825      (5,568,308)
       Prepaid expenses and other                                  400,000          (74,863)              -         325,137
       Accounts payable and accrued expenses                   (32,542,097)       2,330,094        (412,626)    (30,624,629)
       Income tax receivable/payable                            (2,538,861)               -               -      (2,538,861)
                                                              ---------------------------------------------------------------
           Net cash used for operating activities              (19,183,978)      (2,828,630)        159,199     (21,853,409)

INVESTING ACTIVITIES:
    Additions to Theatre properties and equipment              (37,718,064)      (1,158,092)              -     (38,876,156)
    Sale of Theatre properties and equipment                        54,322           12,584               -          66,906
    Decrease in certificates of deposit                            369,001        1,465,257               -       1,834,258
    Decrease (increase) in other assets, investments in
       and advances to affiliates                              (10,801,849)      11,300,677        (159,199)        339,629
                                                              --------------------------------------------------------------
       Net cash provided by (used for) investing activities    (48,096,590)      11,620,426        (159,199)    (36,635,363)

FINANCING ACTIVITIES:
    Decrease in long-term debt                                 (14,134,874)         (83,095)              -     (14,217,969)
    Increase in long-term debt                                  72,597,441        1,082,120               -      73,679,561
    Investment in partnership                                            -                -               -               -
    Minority investment in subsidiaries, net                      (624,889)      (7,013,457)              -      (7,638,346)
                                                              ---------------------------------------------------------------
       Net cash provided by (used for) financing activities     57,837,678       (6,014,432)              -      51,823,246

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (234,873)        (199,071)              -        (433,944)
                                                              ---------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (9,677,763)       2,578,293               -      (7,099,470)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                         17,325,917        8,319,951               -      25,645,868
                                                              --------------------------------------------------------------
    End of period                                              $ 7,648,154      $10,898,244             $ -     $18,546,398
                                                              ==============================================================

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

DATE:   May 15, 1999


                              /Jeffrey J. Stedman/
                               Jeffrey J. Stedman
                            Senior Vice President and
                             Chief Financial Officer