Form 10-Q
period 1999-06-30
CINEMARK USA INC /TX
filed 1999-08-12
CIK 885975

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999



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

        As of August 11, 1999, 1,500 shares of Class A Common Stock and 183,741 shares of Class B Common Stock (including options to acquire 6,879 shares of Class B Common Stock exercisable within 60 days of such date) were outstanding.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                                      Index

                                                                          Page

PART I       FINANCIAL INFORMATION

     Item 1.     Financial Statements

                 Condensed Consolidated Balance Sheets
                    as of June 30, 1999 (unaudited)
                    and December 31, 1998                                    3

                 Condensed Consolidated Statements of Income
                    (unaudited) for the three and six month
                    periods ended June 30, 1999 and 1998                     4

                 Condensed Consolidated Statements of Cash
                    Flows (unaudited) for the six month
                    periods ended June 30, 1999 and 1998                     5

                 Notes to Condensed Consolidated Financial
                    Statements                                               6

     Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                              9

     Item 3.     Quantitative and Qualitative Disclosures
                     About Market Risk                                       15


PART II      OTHER INFORMATION

     Item 1.     Legal Proceedings                                           16

     Item 2.     Changes in Securities and Use of Proceeds                   16

     Item 3.     Defaults Upon Senior Securities                             16

     Item 4.     Submission of Matters to a Vote of Security Holders         16

     Item 5.     Other Information                                           16

     Item 6.     Exhibits and Reports on Form 8-K                            16

SIGNATURES                                                                   20

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                   CINEMARK USA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              June 30,         December 31,
                                                                                1999               1998
                                                                            (Unaudited)
                                                                          -----------------------------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                 $ 7,928,900       $ 25,645,868
    Inventories                                                                 4,063,028          3,591,705
    Co-op advertising and other receivables                                    20,438,040         12,414,288
    Income tax receivable                                                       5,488,846          3,032,642
    Prepaid expenses and other                                                  2,314,845          2,457,952
                                                                          -----------------------------------
      Total current assets                                                     40,233,659         47,142,455

THEATRE PROPERTIES AND EQUIPMENT                                            1,012,740,161        888,242,478
    Less accumulated depreciation and amortization                           (164,312,899)      (138,550,648)
                                                                          -----------------------------------
      Theatre properties and equipment - net                                  848,427,262        749,691,830

OTHER ASSETS:
    Certificates of deposit                                                       209,275          4,056,096
    Investments in and advances to affiliates                                   3,216,523         29,811,533
    Goodwill - net                                                             16,476,955         13,495,195
    Deferred charges and other - net                                           52,983,228         38,475,525
                                                                          -----------------------------------
      Total other assets                                                       72,885,981         85,838,349
                                                                          ===================================
TOTAL                                                                       $ 961,546,902       $882,672,634
                                                                          ===================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                                         $ 1,789,171          $ 337,895
    Accounts payable and accrued expenses                                      89,484,928         94,725,816
                                                                          -----------------------------------
      Total current liabilities                                                91,274,099         95,063,711

LONG-TERM LIABILITIES:
    Senior credit agreements                                                  350,787,297        251,037,528
    Senior subordinated notes                                                 380,258,943        380,273,198
    Deferred lease expenses                                                    15,543,168         14,578,747
    Deferred gain on sale leaseback                                             6,626,667          6,803,542
    Deferred income taxes                                                      21,147,600         16,114,342
                                                                          -----------------------------------
      Total long-term liabilities                                             774,363,675        668,807,357

MINORITY INTERESTS IN SUBSIDIARIES                                             36,270,185         43,001,950

SHAREHOLDERS' EQUITY:
    Class A common stock, $.01 par value: 10,000,000 shares
      authorized, 1,500 shares issued and outstanding                                  15                 15
    Class B common stock, no par value: 1,000,000 shares
      authorized, 234,073 shares issued                                        49,537,607         49,537,607
    Additional paid-in-capital                                                 13,790,731         13,773,691
    Unearned compensation - stock options                                      (3,530,631)        (4,221,326)
    Retained earnings                                                          54,646,524         58,105,217
    Treasury stock, 57,211 Class B shares at cost                             (24,198,890)       (24,198,890)
    Accumulated other comprehensive income                                    (30,606,413)       (17,196,698)
                                                                          -----------------------------------
      Total shareholders' equity                                               59,638,943         75,799,616
                                                                          ===================================
TOTAL                                                                       $ 961,546,902       $882,672,634
                                                                          ==================================

     See accompanying Notes to Condensed Consolidated Financial Statements.

                      CINEMARK USA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                        THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                          1999             1998             1999             1998
                                                      ------------------------------   --------------------------------
REVENUES
   Admissions                                         $ 111,821,123     $ 83,146,352    $ 207,037,547    $ 161,452,645
   Concessions                                           54,676,548       44,344,921      101,453,845       86,890,474
   Other                                                  7,368,359        3,482,467       14,642,665        6,852,664
                                                      -------------------------------  --------------------------------
       Total                                            173,866,030      130,973,740      323,134,057      255,195,783

COSTS AND EXPENSES:
   Cost of operations
      Film rentals and advertising                       61,158,899       46,478,072      110,360,016       86,954,426
      Concession supplies                                 9,513,044        6,957,726       17,007,078       13,530,350
      Salaries and wages                                 21,272,565       16,743,353       40,610,548       31,456,447
      Facility leases                                    22,172,484       14,924,409       42,745,400       27,465,559
      Utilities and other                                25,271,261       18,173,212       46,931,796       34,386,852
                                                      -------------------------------  --------------------------------
       Total                                            139,388,253      103,276,772      257,654,838      193,793,634

   General and administrative expenses                    8,507,388        7,844,461       16,500,888       14,925,398
   Depreciation and amortization                         12,627,818        8,162,665       23,960,603       15,861,088
                                                      ------------------------------   --------------------------------
       Total                                            160,523,459      119,283,898      298,116,329      224,580,120

OPERATING INCOME                                         13,342,571       11,689,842       25,017,728       30,615,663

OTHER INCOME (EXPENSE)
   Interest expense                                     (13,352,959)     (10,864,954)     (26,474,222)     (18,590,692)
   Amortization of debt issue cost                         (208,116)        (196,154)        (407,670)        (361,482)
   Amortization of bond discount                            (43,625)         (43,625)         (87,250)         (78,917)
   Interest income                                          704,306          963,313        1,283,869        2,181,790
   Gain on sale of assets and other                         (66,669)         610,339              237        1,052,497
   Foreign currency exchange gain (loss)                    (76,614)        (429,101)            (380)        (708,835)
   Equity in income of affiliates                            57,267         (352,335)         113,126         (137,198)
   Minority interests in subsidiaries                       260,408        1,346,162          990,810          994,919
                                                      -------------------------------  --------------------------------
       Total                                            (12,726,002)      (8,966,355)     (24,581,480)     (15,647,918)

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF AN ACCOUNTING CHANGE                           616,569        2,723,487          436,248       14,967,745

Income taxes (benefit)                                      936,329          434,919          926,304        5,538,069
                                                      -------------------------------  --------------------------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   AN ACCOUNTING CHANGE                                    (319,760)       2,288,568         (490,056)       9,429,676

Cumulative effect of a change in an accounting principle
   - net of tax benefit of $417,570                               -                -       (2,968,637)               -
                                                      -------------------------------  --------------------------------
NET INCOME (LOSS)                                        $ (319,760)     $ 2,288,568     $ (3,458,693)     $ 9,429,676
                                                      ===============================  ================================
EARNINGS PER SHARE:
   Basic:
      Income (loss) before cumulative effect of an
         accounting change                                  $ (1.79)         $ 12.84          $ (2.75)         $ 52.89
      Cumulative effect of an accounting change                   -                -           (16.64)               -
                                                      -------------------------------  --------------------------------
      Net Income (loss)                                     $ (1.79)         $ 12.84         $ (19.39)         $ 52.89
                                                      ===============================  ================================
   Diluted:
      Income (loss) before cumulative effect of an
         accounting change                                  $ (1.79)         $ 12.27          $ (2.75)         $ 50.55
      Cumulative effect of an accounting change                   -                -           (16.64)               -
                                                      -------------------------------  --------------------------------
      Net Income (loss)                                     $ (1.79)         $ 12.27         $ (19.39)         $ 50.55
                                                      ===============================  ================================

COMMON SHARES OUTSTANDING:
   Basic:
     Weighted average common shares outstanding            178,362          178,302          178,362          178,302
                                                      ===============================  ================================
   Diluted:
      Weighted average common shares outstanding            178,362          178,302          178,362          178,302
      Common equivalent shares for stock options             13,408            8,235           13,408            8,235
                                                      -------------------------------  --------------------------------
      Weighted average shares outstanding                   191,770          186,537          191,770          186,537
                                                      ===============================  ================================

       See accompanying Notes to Condensed Consolidated Financial Statements.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                    1999                  1998
                                                                                --------------------------------------
OPERATING ACTIVITIES:
     Net Income (loss)                                                             $ (3,458,693)         $ 9,429,676

     Noncash items in net income:
         Depreciation                                                                23,972,025           15,279,171
         Amortization - goodwill and other assets                                       396,248              943,399
         Amortization of gain on sale leaseback                                        (176,875)            (106,250)
         Deferred lease expenses                                                        964,421              866,235
         Amortization of prepaid leases                                                 394,774              203,918
         Deferred income tax expense                                                  5,033,258            1,053,491
         Amortization of debt discount and premium                                      (14,255)             (22,588)
         Amortized compensation - stock options                                         712,275              442,044
         Gain on sale of assets                                                            (237)            (343,662)
         Equity in income of affiliates                                                (113,126)            (994,919)
         Minority interests in income (loss) of subsidiaries                           (990,810)             137,198
         Cumulative effect of an accounting change                                    3,386,207                    -

     Cash provided by (used for) operating working capital:
         Inventories                                                                   (471,323)            (976,209)
         Co-op advertising and other receivables                                     (8,023,752)         (10,903,859)
         Prepaid expenses and other                                                    (353,631)           8,115,825
         Accounts payable and accrued expenses                                       (5,240,888)          (3,918,590)
         Income tax receivable/payable                                               (2,456,204)                   -
                                                                                --------------------------------------
            Net cash provided by (used for) operating activities                     13,559,414           19,204,880

INVESTING ACTIVITIES:
     Additions to Theatre properties and equipment                                 (105,697,779)        (196,237,101)
     Sale of Theatre properties and equipment                                           647,728          133,802,332
     Decrease in certificates of deposit                                              3,846,821                    -
     Decrease in investments in and advances to affiliates                            8,578,136           13,919,974
     Increase in deferred charges and other                                         (13,488,129)          (9,246,481)
                                                                                -------------------------------------
         Net cash provided by (used for) investing activities                      (106,113,223)         (57,761,276)

FINANCING ACTIVITIES:
     Issuance of Senior Subordinated Notes                                                    -          103,950,000
     Decrease in long-term debt                                                     (14,922,673)        (203,446,337)
     Increase in long-term debt                                                      98,405,184          127,786,272
     Minority investment in subsidiaries, net                                        (8,235,955)           6,909,573
                                                                                -------------------------------------
         Net cash provided by (used for) financing activities                        75,246,556           35,199,508

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                (409,715)                   -
                                                                                -------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (17,716,968)          (3,356,888)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                             25,645,868           31,788,380
                                                                                -------------------------------------
     End of period                                                                  $ 7,928,900         $ 28,431,492
                                                                                =====================================

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

        Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results to be achieved for the full year.

2       Foreign Currency Translation

        The accumulated other comprehensive income in shareholders' equity of $30,606,413 and $17,196,698 at June 30, 1999 and December 31, 1998,
respectively, primarily relates to the unrealized adjustments from translating the financial statements ofCinemark Brasil, S.A. and Cinemark de Mexico.

        In 1998, the Company was required to utilize the U.S. dollar as the functional currency of Cinemark de Mexico for U.S.reporting purposes instead of the peso due to the highly inflationary economy of Mexico. Thus, devaluations in the peso during the first six months of 1998 that affected the Company's investment were charged to exchange gain or loss rather than to the accumulated other comprehensive income account.

        In 1999, the economy of Mexico reverted back to a non highly inflationary status in which the peso again became the functional currency of Cinemark de Mexico resulting in certain assets, liabilities and equity accounts being restated at the current exchange rate. Thus, changes in the peso have been recorded in the accumulated other comprehensive income account during the first six months of 1999.


3.      FAS 130 - Comprehensive  Income

        Beginning in 1998, the Company adopted SFAS 130 "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The following components are reflected in the Company's comprehensive income:

                                                  Three Months Ended                    Six Months Ended
                                                       June 30,                             June 30,
                                                1999             1998               1999               1998
Net income (loss)                                $(319,760)      $ 2,288,568      $(3,458,693)      $9,429,676
Foreign currency translation adjustment         (2,975,771)       (6,991,032)     (13,409,715)      (7,922,933)
Comprehensive income (loss)                    $(3,295,531)      $(4,702,464)    $(16,868,408)      $1,506,743

4.      Income Taxes

        Beginning January 1, 1999, management plans to reinvest the undistributed earnings of its foreign subsidiaries located in Mexico, Peru and Argentina. For years beginning after 1998, the Company adopted the exception allowed under APB Opinion #23 for these foreign subsidiaries. As a result, deferred U.S. federal income taxes are not provided on the undistributed earnings of these foreign subsidiaries. The cumulative amount of undistributed earnings on which the Company has not recognized income taxes is $3.3 million.

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

          United States                                      $152,966
          Mexico                                                    -
          Brazil                                              552,488
          Other Foreign Countries                           2,263,183
                                                           ----------
                                                           $2,968,637
                                                           ==========
6.      Supplemental Cash Flow Information

        The   following  is  provided  as   supplemental   information   to  the
consolidated statement of cash flows:

                                                  Six Months Ended June 30,
                                                 1999                   1998
                                              -----------           -----------
          Cash paid for interest              $29,048,419           $17,767,502
          Cash paid for income taxes          $ 1,456,793           $ 3,495,845


        In December 1998, the Company acquired an additional 45% equity interest in its Chilean operating Company for $7.625 million. As a result of the additional equity interest acquired, Chile was consolidated with the Company's operations effective January 1, 1999. The assets and liabilities of this former equity interest that are included in the consolidation as of January 1, 1999 are as follows:

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
                                                            ============

        The Company's Central American operating entities (Nicaragua, Costa Rica, El Salvador and Honduras) were consolidated with the Company's operations effective January 1, 1999. The assets and liabilities of these former equity interests that are included in the consolidation as of January 1, 1999 are as follows:

          Theatre properties and equipment, net             $4,306,176
          Net other assets                                     693,824
          Minority interest                                 (2,495,000)
                                                            -----------
          Investment in affiliate                            $2,505,000
                                                            ===========

7.      Reporting Segments


        The Company operates in a single industry as a motion picture exhibitor. The Company is a multinational corporation with consolidated operations in the United States, Mexico, Canada, Argentina, Brazil, Central America, Chile, Ecuador and Peru. Revenues and long-lived assets in the United States and other countries for the six months ended June 30 are as follows:


                                                                       Other Foreign
                      United States       Mexico          Brazil         Countries     Eliminations     Consolidated
1999

Total revenues          $254,734,932     $25,049,632     $18,326,554      $26,627,231   $(1,604,292)       $323,134,057
                      =============== =============== =============== ================ ============== ==================

Long-lived assets,
net                      665,480,668      56,659,155      50,227,815       76,059,624              -        848,427,262
                      =============== =============== =============== ================ ============== ==================


1998

Total revenues          $220,330,154     $21,796,491     $11,780,773       $2,636,746   $(1,348,381)       $255,195,783
                      =============== =============== =============== ================ ============== ==================

Long-lived assets,
net                      491,608,821      33,962,820      54,228,000       10,107,599              -        589,907,240
                      =============== =============== =============== ================ ============== ==================

Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.

Results of Operations

        The following table presents certain income statement items as a percentage of revenues.

                                                          % of Revenues                  % of Revenues
                                                         Three Months Ended               Six Months Ended
                                                              June 30,                        June 30,
                                                         1999           1998            1999          1998
    Revenues:
      Admissions                                         64.3           63.5            64.1          63.3
      Concessions                                        31.5           33.9            31.4          34.0
      Other                                               4.2            2.6             4.5           2.7
                                                        .....          -----           -----         -----
    Total revenues                                      100.0          100.0           100.0         100.0
    Cost of operations                                   80.2           78.9            79.7          75.9
    General and administrative expenses                   4.9            6.0             5.1           5.8
    Depreciation and amortization                         7.3            6.2             7.4           6.2
    Operating income                                      7.7            8.9             7.7          12.0
    Interest expense                                      7.8            8.5             8.3           7.4
    Income (loss) before income taxes and
     Cumulative effect of an accounting change            0.4            2.1             0.1           5.9

    Income (loss) before cumulative effect
     Of an accounting change                             (0.2)            1.7           (0.2)           3.7
    Net income (loss)                                    (0.2)            1.7           (1.1)           3.7


Revenues

        Revenues for the quarter ended June 30, 1999 increased to $173.9 million from $131.0 million for the quarter ended June 30, 1998, a 32.7% increase. The Company generated revenues for the six month period ended June 30, 1999 (the "1999 period") of $323.1 million compared to $255.2 million for the six months ended June 30, 1998 (the "1998 period"), a 26.6% increase. The increase in revenues are primarily attributable to a 19.3% increase in attendance in the second quarter of 1999 as compared to the second quarter of 1998 and a 14.7% increase in attendance for the 1999 period versus the 1998 period as the result of the net addition of 604 screens since the second quarter of 1998. The increase in revenues is also due to a 9.5% increase in admissions and concession revenues per patron in the second quarter of 1999 as compared to the second quarter of 1998, and an 8.3% increase in admissions and concession revenues per patron in the 1999 period as compared to the 1998 period. Revenues per average screen have decreased 5.6% to $136,459 for the 1999 period from $144,493 for the 1998 period. Revenues per average screen for the second quarter of 1999 remained stable at approximately $72,000 as compared to the second quarter of 1998.


Cost of Operations

        Cost of operations, as a percentage of revenues, increased to 80.2% in the second quarter of 1999 from 78.9% in the second quarter of 1998. The increase as a percentage of revenues resulted from an increase in concession supplies as a percentage of concession revenues to 17.4% in the second quarter of 1999 from 15.7% in the second quarter of 1998 as a result of the greater number of international theatres in operation, an increase in facility lease expense as a percentage of revenues to 12.8% in the second quarter of 1999 from 11.4% in the second quarter of 1998 and an increase in utilities and other expenses as a percentage of revenues to 14.5% in the second quarter of 1999 from 13.9% in the second quarter of 1998. These increases were partially offset by a decrease in film rental and advertising expense as a percentage of admissions revenues to 54.7% in the second quarter of 1999 from 55.9% in the second quarter of 1998 and a decrease in salaries and wages expense as a percentage of revenues to 12.2% in the second quarter of 1999 from 12.8% in the second quarter of 1998.

        Cost of operations, as a percentage of revenues, increased to 79.7% in the 1999 period from 75.9% for the same period in 1998. The increase as a percentage of revenues resulted from an increase in concession expense as a percentage of concession revenues to 16.8% in the 1999 period from 15.6% in the 1998 period as a result of the greater number of international theatres in operation, an increase in facility lease expense as a percentage of revenues to 13.2% in the 1999 period from 10.8% in the 1998 period partially as a result of the two sale leaseback transactions which occurred in the first and fourth quarters of 1998, an increase in salaries and wages expense as a percentage of revenues to 12.6% in 1999 from 12.3% in 1998 and an increase in utilities and other expenses as a percentage of revenues to 14.5% in 1999 from 13.5% in 1998. These increases were partially offset by a decrease in film rental and advertising costs as a percentage of admissions revenues to 53.3% in the 1999 period from 53.9% in the 1998 period.


General and Administrative Expenses

        General and administrative expenses, as a percentage of revenues, declined to 4.9% in the second quarter of 1999 as compared to 6.0% in the second quarter of 1998. General and administrative expenses as a percentage of revenues also decreased in the six month period ended June 30, 1999 to 5.1% from 5.8% for the same period in 1998. The decrease in general and administrative expenses as a percentage of revenues is reflective of the Company's expanding base of theatre operations.

        The absolute level of general and administrative expenses increased to $16.5 million in the 1999 period from $14.9 million in the 1998 period. The increase in the absolute level of general and administrative expenses is attributed to costs (primarily salaries and wages) associated with the Company's expansion program.


Depreciation and Amortization

        Depreciation and amortization increased 53.7% to $12.6 million in the second quarter of 1999 from $8.2 million in the second quarter of 1998. For the 1999 period, depreciation and amortization increased 50.9% to $24.0 million from $15.9 million in the 1998 period. The increase is a result of the net addition of $312.4 million in theatre property and equipment since the second quarter of 1998, a 44.6% increase. The difference in the percentage increase in depreciation and amortization compared to the increase in theatre property and equipment is a result of the timing of when the additions were placed in service during the period.


Interest Expense

        Interest costs incurred, including amortization of debt issue cost and bond discount, increased 16.4% during the second quarter of 1999 to $14.9 million (including capitalized interest to properties under construction) from $12.8 million (including capitalized interest). Interest costs incurred in the 1999 period, including amortization of debt issue cost and bond discount, increased 36.4% to $29.6 million (including capitalized interest to properties under construction) from $21.7 million (including capitalized interest) in the 1998 period. The increase in interest costs incurred for the second quarter of 1999 and the 1999 period was due principally to an increase in average debt outstanding resulting from borrowings under the Company's Credit Facility.


Income Taxes

        Income tax expense of $0.9 million was recorded for the 1999 period as compared to income tax expense of $5.5 million in the 1998 period. The Company's effective tax rate for the 1999 period was 212% compared to 37% in the 1998 period. The effective tax rate in the 1999 period results from the local foreign country income and withholding taxes exceeding the tax benefits of the domestic loss as well as the losses in foreign countries being subject to a valuation allowance.


Cumulative Effect of a Change in an Accounting Principle

        The Company recorded a cumulative effect of a change in accounting principle of $3.0 million (net of tax) in the first quarter of 1999 resulting from the write off of the unamortized start-up activities and organization costs due to the adoption of Statement of Position (SOP) 98-5.


Liquidity and Capital Resources

        The Company's revenues are collected in cash, primarily through box office receipts and the sale of concession items. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" and, as a result, historically has not required traditional working capital financing.

        The Company's theatres are typically equipped with modern projection and sound equipment, with approximately 80% of the screens operated by the Company having been built in the 1990's. The Company's investing activities have been principally in connection with new theatre openings and acquisitions of existing theatres and theatre circuits. As of August 11, 1999, the Company has opened 9 theatres (165 screens) and has 10 theatres (172 screens) under construction or scheduled to open in the United States by the end of 1999. Certain of these theatres will be megaplexes which may cost in excess of $15 million per theatre. The Company also plans to open approximately 190 screens in the U.S. in 2000. The Company currently estimates that its capital expenditures for the development of these approximately 525 screens in the U.S. in 1999 and 2000 will be approximately $235 million. As of August 11, 1999, the Company had expended approximately $79 million toward the development of these screens. The Company plans to fund capital expenditures for its development from cash flow from operations, sale leaseback transactions and borrowings under the Credit Facility. Actual expenditures for theatre development and acquisitions during 1999 and 2000 are subject to change based upon the availability of attractive opportunities for expansion of the Company's theatre circuit.

        In August 1996, the Company issued $200 million principal amount of Series B Senior Subordinated Notes which bear interest at a rate of 9-5/8% per annum (the "Series B Notes"), payable semi-annually on February 1 and August 1 of each year. The Series B Notes were issued at 99.553% of the principal face amount (a discount of $4.47 per $1,000 principal amount). The net proceeds to the Company from the issuance of the Series B Notes (net of discount, fees and expenses) were approximately $193.2 million. The proceeds from the Series B Notes were used to repurchase 98.7% of the Company's $125 million aggregate principal amount 12% Senior Notes due 2002 ( the "Senior Notes") pursuant to a tender offer which expired on August 15, 1996. The Senior Notes were purchased at a premium of $1,098.33 (including a consent fee of $25) per $1,000 principal amount, plus accrued and unpaid interest up to the date of repurchase. Excess proceeds were utilized to reduce borrowings under the Company's Credit Facility and for general corporate purposes. On June 2, 1997 the Company redeemed the remaining outstanding Senior Notes ($1.6 million). The Senior Notes were redeemed at a premium of $1,060 per $1,000 principal amount, plus accrued and unpaid interest up to the date of redemption.

        In June 1997, the Company issued $75 million principal amount of Series D Senior Subordinated Notes due 2008 which bear interest at a rate of 9-5/8% per annum (the "Series D Notes"), payable semi-annually on February 1 and August 1 of each year. The Series D Notes were issued at 103% of the principal face amount (a premium of $30.00 per $1,000 principal amount). The net proceeds to the Company from the issuance of the Series D Notes (net of fees and expenses) were approximately $77.1 million. The proceeds of the Series D Notes were utilized to reduce the Company's indebtedness under the Credit Facility.

        In January 1998, the Company issued $105 million aggregate principal amount of 8-1/2% Series A Senior Subordinated Notes due 2008 which bear interest at a rate of 8-1/2% per annum (the "Series A Notes"), payable semi-annually on February 1 and August 1 of each year pursuant to Rule 144A (the "Offering"). The Series A Notes were issued at 99.0% of the principal face amount (a discount of $10.00 per $1,000 principal amount). The net proceeds of the Offering of $103.9 million (net of discount, fees and expenses) were utilized by the Company to reduce the Company's indebtedness under the Credit Facility. The Company exchanged the Series A Notes on March 17, 1998 for 8-1/2% Series B Senior Subordinated Notes (the "8-1/2% Series B Notes") which have been registered under the Securities Act of 1933, as amended.

        In February 1998, the Company replaced its existing credit facility with a reducing, revolving credit agreement (the "Credit Facility") through a group of banks for which Bank of America National Trust and Savings Association acts as Administrative Agent. The Credit Facility provides for loans to the Company of up to $350 million in the aggregate.

        The Credit Facility is a reducing revolving credit facility, with commitments automatically reduced each calendar quarter by $8,750,000, $11,812,500, $13,125,000, $12,031,000 and $6,562,500 in calendar year 2001,
2002, 2003, 2004 and 2005, respectively. The Company is required to prepay all loans outstanding in excess of the aggregate commitment as reduced pursuant to the terms of the Credit Facility. Borrowings are secured by a pledge of a majority of the issued and outstanding capital stock of the Company, and the credit agreement requires that the Company maintains certain financial ratios; restricts the payment of dividends, payment of subordinated debt prior to maturity and issuance of preferred stock and other indebtedness; and other restrictive covenants. Pursuant to the terms of the Credit Facility, funds borrowed bear interest at a rate per annum equal to the Offshore Rate (as defined in the Credit Facility) or the Base Rate (as defined in the Credit Facility, as the case may be), plus the Applicable Margin (as defined in the Credit Facility). As of August 11, 1999, the Company had borrowed $292 million under the Credit Facility. The effective interest rate on such borrowings as of August 11, 1999 is 7.3% per annum.

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

        In 1992, the Company formed Cinemark International to develop and acquire theatres in international markets. As of August 11, 1999, Cinemark International, through its affiliates, operated 63 theatres (564 screens) principally in Latin America. The following table summarizes the Company's and Cinemark International's holdings in each international market, the number of theatres and screens in such market as of August 11, 1999 and the number of theatres and screens under construction in 1999.


                           Year of                               Operating                1999 Planned Openings
Country                   Formation      Ownership %         Theatres/Screens               Theatres/Screens

Mexico                      1992             95%         19 theatres (187 screens)        1 theatre (5 screens)
Chile                       1992             98%         11 theatres (89 screens)         -
Argentina                   1995             50%          5 theatres (44 screens)         -
Argentina                   1997            100%          2 theatres (15 screens)         -
Brazil                      1996             60%         15 theatres (147 screens)        2 theatres (16 screens)
Ecuador                     1996             60%          2 theatres (16 screens)         existing theatre (3 screens)
Peru                        1996            100%          2 theatres (21 screens)         -
Central America             1997             50%          7 theatres (45 screens)         -
Colombia                    1998             50%                    N/A                   -
Taiwan                      1998             51%                    N/A                   -
United Kingdom              1998            100%                    N/A                   -

    Total                                                63 theatres (564 screens)       3 theatres (24 screens)


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

        In August 1998, the Company formed Cinemark Investments Corporation for the purpose of financing its Brazilian operations by investing in foreign fixed rate notes issued by Cinemark Brasil S.A., an indirect Brazilian subsidiary of the Company. In September 1998, Cinemark Investments Corporation executed a credit agreement with Bank of America that provides Cinemark Investments Corporation up to $20 million in the aggregate under a revolving line of credit facility (the Cinemark Investments Credit Agreement). The Cinemark Investments Credit Agreement is secured by an assignment of certain fixed rate notes issued by Cinemark Brasil S.A. to Cinemark Investments Corporation and an unconditional guaranty by the Company. Pursuant to the terms of the Cinemark Investments Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate or the Base Rate (both defined in the Cinemark Investments Credit Agreement) as the case may be. As of August 11, 1999, Cinemark Investments Corporation had borrowed $20 million under the Cinemark Investments Credit Agreement, the proceeds of which were used to purchase fixed rate notes issued by Cinemark Brasil S.A. bearing interest at 13.25%. The effective interest rate on such borrowings as of August 11, 1999 is 7.8% per annum.

        In September 1998, the Company incorporated Cinemark Theatres U.K. Ltd., an English company, to develop state-of-the-art multiplex theatres in the United Kingdom. Cinemark Theatres U.K. Ltd. is a wholly-owned subsidiary of the Company. Cinemark Theatres U.K. Ltd. expects to begin construction on 1 theatre (10 screens) in 1999.

        In September 1998, Cinemark International entered into a joint venture agreement with Core Pacific Ltd. to develop state-of-the-art multiplex theatres in Taiwan, Republic of China. The joint venture will conduct its business through Cinemark-Core Pacific Ltd. which is 50.5% owned by Cinemark International and 49.5% owned by Core Pacific Ltd. Cinemark-Core Pacific Ltd. expects to begin construction on four theatres (32 screens) during 2000.

        In November 1998, Cinemark Mexico executed a credit agreement with Bank of America National Trust and Savings Association for itself and as Administrative Agent (the Cinemark Mexico Credit Agreement). The Cinemark Mexico Credit Agreement is a revolving credit facility and provides for a loan to Cinemark Mexico of up to $30 million in the aggregate. The Cinemark Mexico Credit Agreement is secured by a pledge of 65% of the stock of Cinemark de Mexico S.A. de C.V. and an unconditional guaranty by the Company. Pursuant to the terms of the Cinemark Mexico Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate (as defined in the Cinemark Mexico Credit Agreement) or the Base Rate (as defined in the Cinemark Mexico Credit Agreement), as the case may be, plus the Applicable Margin (as defined in the Cinemark Mexico Credit Agreement). Cinemark Mexico borrowed $30 million under the Cinemark Mexico Credit Agreement, the proceeds of which were used to repay an intercompany loan of Cinemark Mexico from Cinemark International.
Cinemark International used the proceeds of such repayment to repay all outstanding indebtedness under its then existing credit facility. The effective interest rate on such borrowings as of August 11, 1999 is 6.6% per annum.

        In December 1998, Cinemark International entered entered into a joint venture agreement with Casa Editorial El Tiempo S.A., Tempora S.A. and Prodiscos S.A. to develop state-of-the-art multiplex theatres in Colombia. The joint venture will conduct its business through Cinemark Colombia S.A. which is owned 50.1% by Cinemark International, and the remaining 49.9% is collectively owned by Casa Editorial El Tiempo S.A., Tempora S.A. and Prodiscos S.A. Cinemark Colombia S.A. expects to begin construction on one theatre (10 screens) during 1999.

Year 2000 Compliance

        The Company recognizes that the arrival of the Year 2000 poses a unique worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000, and like other companies, has been assessing and updating its computer applications and business processes to ensure their continued functionality.

        The Year 2000 compliance effort is underway across the Company and is following a process of assessment, modification and testing. At the present time, the necessary modifications to the day-to-day operating and reporting systems for all theatres have been successfully completed to ensure Year 2000 compliance. With respect to the financial reporting and operational databases associated with the U.S. corporate office and the various international corporate offices, the necessary modifications to ensure Year 2000 compliance are expected to be completed by September 30, 1999. The costs to modify the existing systems to ensure Year 2000 compliance are expected to be less than $100,000 at the completion of the project.

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

        The Company operates a large number of geographically dispersed theatres and has a large supplier base and believes that this will mitigate any adverse impact. The Company has initiated formal communications with its significant suppliers, customers and critical business partners to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own Year 2000 issues. The Company has taken steps to monitor the progress made by those parties and intends to test critical system interfaces as the Year 2000 approaches. The Company has developed appropriate contingency plans in the event that a significant exposure is identified relative to the dependencies on third-party systems. While the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third parties on which the Company relies will be converted in a timely manner or that a failure to properly convert by another company would not have a material adverse effect on the Company.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company has limited exposure to financial market risks, including changes in interest rates and other relevant market prices. The Company does not have any derivative financial instruments in place as of June 30, 1999.

        An increase or decrease in interest rates would affect interest costs relating to the Company's variable rate credit facilities. The Company and/or its subsidiaries are currently parties to three such credit facilities. At June 30, 1999, there was an aggregate of approximately $325 million of variable rate debt outstanding under these facilities. The facilities are priced with a variable rate based on LIBOR or a base rate, plus, in each case, an applicable margin. The Company has no interest rate swaps or other hedging facilities relating to these credit facilities. These facilities represent approximately 45% of the Company's outstanding long-term debt. Changes in interest rate do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

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

        Not Applicable

Item 3. Defaults upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        There have not been any matters submitted to a vote of security holders during the first six months of 1999 through the solicitation of proxies or otherwise.

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

Item 6. Exhibits and Reports on Form 8-K

        a)     Supplemental schedules specified by the Senior Notes indenture:

                           Condensed Consolidating Balance Sheet
                           (unaudited) as of June 30, 1999

                           Condensed Consolidating Statement of
                           Income (unaudited) for the six months
                           ended June 30, 1999

                           Condensed Consolidating Statement of
                           Cash Flow (unaudited) for the six months ended June 30, 1999

        b)     Reports on Form 8-K

                           No reports have been filed by Registrant during the quarter for which this report is filed.


                       CINEMARK USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               AS OF JUNE 30, 1999
                                   (Unaudited)

                                                      Restricted     Unrestricted
                                                         Group           Group        Eliminations        TOTAL
                                                     -----------    --------------   --------------    --------------
                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                          $ 2,716,297     $ 5,212,603             $ -       $ 7,928,900
    Inventories                                          3,128,356         934,672               -         4,063,028
    Co-op advertising and other receivables            (14,788,778)     35,462,259        (235,441)       20,438,040
    Tax receivable                                       5,488,846               -               -         5,488,846
    Prepaid expenses and other                           1,782,631         532,214               -         2,314,845
                                                     ----------------------------------------------------------------
       Total current assets                             (1,672,648)     42,141,748        (235,441)       40,233,659

THEATRE PROPERTIES AND EQUIPMENT                       897,525,951     115,214,210               -     1,012,740,161
    Less accumulated depreciation and amortization    (152,098,153)    (12,214,746)              -      (164,312,899)
                                                     ----------------------------------------------------------------
       Theatre properties and equipment - net          745,427,798     102,999,464               -       848,427,262

OTHER ASSETS:
    Certificates of deposit                                      -         209,275               -           209,275
    Investments in and advances to affiliates          111,107,685       2,374,277    (110,265,439)        3,216,523
    Goodwill - net                                      10,676,993       5,799,962               -        16,476,955
    Deferred charges and other - net                    37,401,042      15,582,186               -        52,983,228
                                                     ----------------------------------------------------------------
       Total other assets                              159,185,720      23,965,700    (110,265,439)       72,885,981
                                                     ----------------------------------------------------------------
TOTAL                                                 $902,940,870   $ 169,106,912    $(110,500,880)   $ 961,546,902
                                                     ================================================================

        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                    $ 276,718     $ 1,512,453             $ -         1,789,171
    Accounts payable and accrued expenses               76,612,357      12,872,571               -        89,484,928
                                                     ----------------------------------------------------------------
       Total current liabilities                        76,889,075      14,385,024               -        91,274,099

LONG-TERM LIABILITIES:

    Senior credit agreements                           312,728,991      38,058,306               -       350,787,297
    Senior subordinated debt                           380,258,943               -               -       380,258,943
    Deferred lease expenses                             15,338,461         204,707               -        15,543,168
    Deferred gain on sale leaseback                      6,626,667               -               -         6,626,667
    Deferred income taxes                               21,147,600               -               -        21,147,600
                                                     ----------------------------------------------------------------
       Total long-term liabilities                     736,100,662      38,263,013               -       774,363,675

MINORITY INTERESTS IN SUBSIDIARIES                       5,647,501      30,622,684               -        36,270,185

SHAREHOLDERS' EQUITY:
    Class A common stock, $.01 par value: 10,000,000 shares
       authorized, 1,500 shares issued and outstanding          15               -               -                15
    Class B common stock, no par value: 1,000,000 shares
       authorized, 234,073 shares issued                49,537,607      10,901,000     (10,901,000)       49,537,607
    Additional paid-in-capital                          13,790,731      99,599,880     (99,599,880)       13,790,731
    Unearned compensation - stock options               (3,530,631)              -               -        (3,530,631)
    Retained earnings                                   60,560,955      (5,389,431)       (525,000)       54,646,524
    Treasury stock, 57,211 Class B shares at cost      (24,198,890)              -               -       (24,198,890)
    Distributions                                                -        (525,000)        525,000                 -
    Other accumulated comprehensive income             (11,856,155)    (18,750,258)              -       (30,606,413)
                                                     ----------------------------------------------------------------
       Total shareholders' equity                       84,303,632      85,836,191    (110,500,880)       59,638,943
                                                     ----------------------------------------------------------------
TOTAL                                                 $902,940,870   $ 169,106,912    $(110,500,880)   $ 961,546,902
                                                     ================================================================

    Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)

                                                             Restricted       Unrestricted
                                                               Group             Group        Eliminations       TOTAL
                                                           --------------  -----------------  --------------  --------------
REVENUES:
    Admissions                                              $ 177,049,476      $29,988,071             $ -     $207,037,547
    Concessions                                                92,691,358        8,762,487               -      101,453,845
    Other                                                      13,402,641        1,508,540        (268,516)      14,642,665
                                                           -----------------------------------------------------------------
                  Total                                       283,143,475       40,259,098        (268,516)     323,134,057

COSTS AND EXPENSES:
   Cost of operations
       Film rentals and advertising                            95,777,515       14,582,501               -      110,360,016
       Concession supplies                                     14,105,605        2,901,473               -       17,007,078
       Salaries and wages                                      35,877,133        4,733,415               -       40,610,548
       Facility leases                                         36,346,983        6,398,417               -       42,745,400
       Utilities and other                                     41,941,103        5,259,209        (268,516)      46,931,796
                                                           -----------------------------------------------------------------
                  Total                                       224,048,339       33,875,015        (268,516)     257,654,838

    General and administrative expenses                        12,747,851        3,753,037               -       16,500,888
    Depreciation and amortization                              19,179,400        4,781,203               -       23,960,603
                                                           -----------------------------------------------------------------
                  Total                                       255,975,590       42,409,255        (268,516)     298,116,329

OPERATING INCOME                                               27,167,885       (2,150,157)              -       25,017,728

OTHER INCOME (EXPENSE)
    Interest expense                                          (24,693,933)      (1,780,289)              -      (26,474,222)
    Amortization of debt issue cost                              (359,753)         (47,917)              -         (407,670)
    Amortization of bond discount                                 (87,250)               -               -          (87,250)
    Dividend income                                               525,000                -        (525,000)               -
    Interest income                                               747,701          536,168               -        1,283,869
    Gain on sale of assets and other                               (5,136)           5,373               -              237
    Foreign currency exchange gain (loss)                            (299)             (81)              -             (380)
    Equity in income of affiliates                                 45,631           67,495               -          113,126
    Minority interests in subsidiaries                           (154,086)       1,144,896               -          990,810
                                                           -----------------------------------------------------------------
                  Total                                       (23,982,125)         (74,355)       (525,000)     (24,581,480)
                                                           -----------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND
    CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                   3,185,760       (2,224,512)       (525,000)         436,248

Income taxes (benefit)                                              1,560          924,744               -          926,304
                                                           -----------------------------------------------------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
    OF AN ACCOUNTING CHANGE                                     3,184,200       (3,149,256)       (525,000)        (490,056)

Cumulative effect of a change in accounting principle
     - net of tax benefit                                        (500,857)      (2,467,780)               -      (2,968,637)
                                                           -----------------------------------------------------------------
NET INCOME (LOSS)                                             $ 2,683,343     $ (5,617,036)     $ (525,000)    $ (3,458,693)
                                                           =================================================================


    Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)

                                                              Restricted      Unrestricted
                                                                Group             Group        Eliminations       TOTAL
                                                            ---------------  ---------------  ---------------  -------------
OPERATING ACTIVITIES:
    Net Income (loss)                                          $ 2,683,343     $ (5,617,036)     $ (525,000)   $ (3,458,693)

    Noncash items in net income:
       Depreciation                                             18,846,668        5,125,357               -      23,972,025
       Amortization - goodwill and other assets                    692,484         (296,236)              -         396,248
       Amortization of gain on sale leaseback                     (176,875)               -               -        (176,875)
       Deferred lease expenses                                     877,291           87,130               -         964,421
       Amortization of prepaid leases                              183,546          211,228                         394,774
       Deferred income tax expense                               5,242,144         (208,886)              -       5,033,258
       Amortization of debt discount and premium                   (14,255)               -               -         (14,255)
       Amortized compensation - stock options                      712,275                -               -         712,275
       Gain on sale of assets                                        5,136           (5,373)              -            (237)
       Equity in income of affiliates                              (45,631)         (67,495)              -        (113,126)
       Minority interests in income (loss) of subsidiaries         154,086       (1,144,896)              -        (990,810)
       Cumulative effect of an accounting change                   500,857        2,885,350               -       3,386,207

    Cash provided by (used for) operating working capital:
       Inventories                                                 (31,521)        (439,802)              -        (471,323)
       Co-op advertising and other receivables                    (730,601)      (7,293,151)              -      (8,023,752)
       Prepaid expenses and other                                 (177,353)        (176,278)              -        (353,631)
       Accounts payable and accrued expenses                   (11,483,953)       6,243,065               -      (5,240,888)
       Income tax receivable/payable                            (2,456,204)               -               -      (2,456,204)
                                                            ----------------------------------------------------------------
           Net cash used for operating activities               14,781,437         (697,023)       (525,000)     13,559,414

INVESTING ACTIVITIES:
    Additions to Theatre properties and equipment              (98,991,119)      (6,706,658)              -    (105,697,777)
    Sale of Theatre properties and equipment                       288,209          359,519               -         647,728
    Decrease in certificates of deposit                          2,244,854        1,601,967               -       3,846,821
    Decrease (increase) in other assets, investments in
       and advances to affiliates                              (15,581,382)      10,146,387         525,000      (4,909,995)
                                                            ----------------------------------------------------------------
       Net cash provided by (used for) investing activities   (112,039,438)       5,401,215         525,000    (106,113,223)

FINANCING ACTIVITIES:
    Decrease in long-term debt                                 (14,245,775)        (676,898)                    (14,922,673)
    Increase in long-term debt                                  98,013,844          391,340               -      98,405,184
    Minority investment in subsidiaries, net                    (1,119,688)      (7,116,267)              -      (8,235,955)
                                                            ----------------------------------------------------------------
       Net cash provided by (used for) financing activities     82,648,381       (7,401,825)              -      75,246,556

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  -         (409,715)              -        (409,715)
                                                            ----------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (14,609,620)      (3,107,348)              -     (17,716,968)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                         17,325,917        8,319,951               -      25,645,868
                                                            ----------------------------------------------------------------
    End of period                                              $ 2,716,297      $ 5,212,603             $ -     $ 7,928,900
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




                                                  CINEMARK USA, INC.
                                                  Registrant

DATE:    August 11, 1999


                                                  /s/Jeffrey J. Stedman
                                                  Jeffrey J. Stedman
                                                  Senior Vice President and
                                                  Chief Financial Officer