Form 10-Q
period 1999-09-30
CINEMARK USA INC /TX
filed 1999-11-12
CIK 885975

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999



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

        As of November 10, 1999, 1,500 shares of Class A Common Stock and 184,842 shares of Class B Common Stock (including options to acquire 7,980 shares of Class B Common Stock exercisable within 60 days of such date) were outstanding.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                                      Index

                                                                           Page

PART I            FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Condensed Consolidated Balance Sheets
                         as of September 30, 1999 (unaudited)
                         and December 31, 1998                               3

                      Condensed Consolidated Statements of Income
                         (unaudited) for the three and nine month
                         periods ended September 30, 1999 and 1998           4

                      Condensed Consolidated Statements of Cash
                         Flows (unaudited) for the nine month
                         periods ended September 30, 1999 and 1998           5

                      Notes to Condensed Consolidated Financial
                         Statements                                          6

         Item 2.      Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                          9

         Item 3.      Quantitative and Qualitative Disclosures
                         About Market Risk                                   15


PART II           OTHER INFORMATION

         Item 1.      Legal Proceedings                                      16

         Item 2.      Changes in Securities and Use of Proceeds              16

         Item 3.      Defaults Upon Senior Securities                        16

         Item 4.      Submission of Matters to a Vote of Security Holders    16

         Item 5.      Other Information                                      16

         Item 6.      Exhibits and Reports on Form 8-K                       16

SIGNATURES                                                                   20

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                   CINEMARK USA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   September 30,     December 31,
                                                                       1999               1998
                                                                   (Unaudited)
                                                                  ----------------------------------
CURRENT ASSETS:
    Cash and cash equivalents                                       $ 12,480,885       $ 25,645,868
    Inventories                                                        4,220,544          3,591,705
    Co-op advertising and other receivables                           19,107,264         12,414,288
    Income tax receivable                                              3,745,956          3,032,642
    Prepaid expenses and other                                         3,489,079          2,457,952
                                                                  ----------------------------------
      Total current assets                                            43,043,728         47,142,455

THEATRE PROPERTIES AND EQUIPMENT                                   1,065,826,524        888,242,478
    Less accumulated depreciation and amortization                  (173,616,523)      (138,550,648
                                                                  ----------------------------------
      Theatre properties and equipment - net                         892,210,001        749,691,830

OTHER ASSETS:
    Certificates of deposit                                                    -          4,056,096
    Investments in and advances to affiliates                          2,364,018         29,811,533
    Goodwill - net                                                    18,684,207         13,495,195
    Deferred charges and other - net                                  54,903,525         38,475,525
                                                                  ----------------------------------
      Total other assets                                              75,951,750         85,838,349
                                                                  ----------------------------------
TOTAL                                                             $1,011,205,479       $882,672,634
                                                                  ==================================

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                               $ 10,416,815          $ 337,895
    Accounts payable and accrued expenses                            111,201,363         94,725,816
                                                                  ----------------------------------
      Total current liabilities                                      121,618,178         95,063,711

LONG-TERM LIABILITIES:

    Senior credit agreements                                         375,868,050        251,037,528
    Senior subordinated notes                                        380,251,816        380,273,198
    Deferred lease expenses                                           15,786,288         14,578,747
    Deferred gain on sale leaseback                                    4,055,111          6,803,542
    Deferred income taxes                                             22,915,936         16,114,342
                                                                  ----------------------------------
      Total long-term liabilities                                    798,877,201        668,807,357

MINORITY INTERESTS IN SUBSIDIARIES                                    24,292,748         43,001,950

SHAREHOLDERS' EQUITY:
    Class A common stock, $.01 par value: 10,000,000 shares
      authorized, 1,500 shares issued and outstanding                         15                 15
    Class B common stock, no par value: 1,000,000 shares
      authorized, 234,073 shares issued                               49,537,607         49,537,607
    Additional paid-in-capital                                        13,790,731         13,773,691
    Unearned compensation - stock options                             (3,357,514)        (4,221,326)
    Retained earnings                                                 62,953,752         58,105,217
    Treasury stock, 57,211 Class B shares at cost                    (24,198,890)       (24,198,890)
    Accumulated other comprehensive income                           (32,308,349)       (17,196,698)
                                                                  -----------------------------------
      Total shareholders' equity                                      66,417,352         75,799,616
                                                                  -----------------------------------
TOTAL                                                             $1,011,205,479       $882,672,634
                                                                  ===================================

     See accompanying Notes to Condensed Consolidated Financial Statements.

                      CINEMARK USA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                      THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                         1999              1998               1999             1998
                                                     ---------------------------------   --------------------------------
REVENUES
   Admissions                                        $ 136,571,435      $ 103,913,412     $ 343,608,982    $ 265,366,057
   Concessions                                          65,430,836         54,972,765       166,884,681      141,863,239
   Other                                                 8,551,785          5,738,849        23,194,450       12,591,513
                                                    ----------------------------------   --------------------------------
       Total                                           210,554,056        164,625,026       533,688,113      419,820,809

COSTS AND EXPENSES:
   Cost of operations
      Film rentals and advertising                      73,130,909         55,512,785       183,490,925      142,467,211
      Concession supplies                               11,848,441          9,392,262        28,855,519       22,922,612
      Salaries and wages                                21,965,254         18,716,250        62,575,802       50,172,697
      Facility leases                                   22,257,551         16,814,790        65,002,951       44,280,349
      Utilities and other                               27,202,248         20,353,739        74,134,044       54,740,591
                                                     ---------------------------------   --------------------------------
       Total                                           156,404,403        120,789,826       414,059,241      314,583,460

   General and administrative expenses                   8,378,683          8,472,756        24,879,571       23,398,154
   Depreciation and amortization                        13,955,873          9,634,104        37,916,476       25,495,192
   Asset impairment loss                                 1,550,000                  -         1,550,000                -
                                                     ---------------------------------   --------------------------------
       Total                                           180,288,959        138,896,686       478,405,288      363,476,806

OPERATING INCOME                                        30,265,097         25,728,340        55,282,825       56,344,003

OTHER INCOME (EXPENSE)
   Interest expense                                    (15,289,827)       (10,889,544)      (41,764,049)     (29,480,236)
   Amortization of debt issue cost                        (225,175)          (168,429)         (632,845)        (529,911)
   Amortization of bond discount                           (43,625)           (43,625)         (130,875)        (122,542)
   Interest income                                         550,260            345,721         1,834,129        2,527,511
   Gain (loss) on sale of assets and other                (891,712)             7,681          (891,475)       1,060,178
   Foreign currency exchange gain (loss)                   121,730           (389,956)          121,350       (1,098,791)
   Equity in income of affiliates                          (35,771)         1,337,954            77,355        1,200,756
   Minority interests in subsidiaries                     (890,448)          (579,285)          100,362          415,634
                                                     ----------------------------------   -------------------------------
       Total                                           (16,704,568)       (10,379,483)      (41,286,048)     (26,027,401)
                                                     ----------------------------------   -------------------------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF AN ACCOUNTING CHANGE                       13,560,529         15,348,857        13,996,777       30,316,602

Income taxes                                             5,253,301          5,876,811         6,179,605       11,414,880
                                                     ----------------------------------   -------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF
   AN ACCOUNTING CHANGE                                  8,307,228          9,472,046         7,817,172       18,901,722

Cumulative effect of a change in an accounting principle
   - net of tax benefit of $417,570                              -                  -        (2,968,637)               -
                                                    ----------------------------------   --------------------------------
NET INCOME                                             $ 8,307,228        $ 9,472,046       $ 4,848,535     $ 18,901,722
                                                    ==================================   ================================
EARNINGS PER SHARE:
   Basic:
     Income before cumulative effect of an
        accounting change                                  $ 46.58            $ 53.12           $ 43.83         $ 106.01
     Cumulative effect of an accounting change                   -                  -            (16.64)               -
                                                    ----------------------------------   --------------------------------
     Net Income                                            $ 46.58            $ 53.12           $ 27.18         $ 106.01
                                                    ==================================   ================================
   Diluted:
      Income before cumulative effect of an
         accounting change                                 $ 43.32            $ 50.78           $ 40.76         $ 101.33
      Cumulative effect of an accounting change                  -                  -            (15.48)               -
                                                    ----------------------------------   --------------------------------
      Net Income                                           $ 43.32            $ 50.78           $ 25.28         $ 101.33
                                                    ==================================   ================================
COMMON SHARES OUTSTANDING:
   Basic:
     Weighted average common shares outstanding            178,362            178,302           178,362          178,302
                                                    ==================================   ================================
   Diluted:
      Weighted average common shares outstanding           178,362            178,302           178,362          178,302
      Common equivalent shares for stock options            13,409              8,235            13,409            8,235
                                                    ----------------------------------   --------------------------------
      Weighted average shares outstanding                  191,771            186,537           191,771          186,537
                                                    ==================================   ================================

       See accompanying Notes to Condensed Consolidated Financial Statements.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  1999                   1998
                                                                               --------------------------------------
OPERATING ACTIVITIES:

     Net Income (loss)                                                            $ 4,848,535           $ 18,901,722

     Noncash items in net income:
        Depreciation                                                               37,145,230             24,385,578
        Amortization - goodwill and other assets                                    1,404,091              1,109,614
        Loss on impairment of assets                                                1,550,000                      -
        Amortization of gain on sale leaseback                                       (164,190)                     -
        Deferred lease expenses                                                     1,207,541              1,166,329
        Amortization of prepaid leases                                                758,756                363,982
        Deferred income tax expense                                                 6,801,594              8,861,349
        Amortization of debt discount and premium                                     (21,382)               (29,714)
        Amortized compensation - stock options                                        887,662                669,875
        Loss on sale of assets and other                                              891,475                 38,613
        Equity in income of affiliates                                                (77,355)            (1,200,756)
        Minority interests in income (loss) of subsidiaries                          (100,362)              (415,634)
        Cumulative effect of an accounting change                                   3,386,207                      -

    Cash provided by (used for) operating working capital:
        Inventories                                                                  (628,839)              (971,176)
        Co-op advertising and other receivables                                    (6,692,976)            (4,504,814)
        Prepaid expenses and other                                                 (1,789,883)             4,326,629
        Accounts payable and accrued expenses                                      15,354,955             (9,627,967)
        Income tax receivable/payable                                                (713,314)                     -
                                                                               ---------------------------------------
           Net cash provided by operating activities                               64,047,745             43,073,630

INVESTING ACTIVITIES:
     Additions to Theatre properties and equipment                               (169,383,765)          (284,656,008)
     Proceeds on sale of theatre properties and equipment                           1,472,410            133,802,332
     Decrease in certificates of deposit                                            4,056,096                      -
     Decrease in investments in and advances to affiliates                          9,394,870              4,022,390
     Increase in goodwill, deferred charges and other                             (18,727,756)            (8,092,464)
                                                                               --------------------------------------
        Net cash used for investing activities                                   (173,188,145)          (154,923,750)

FINANCING ACTIVITIES:
     Issuance of Senior Subordinated Notes                                                  -            103,950,000
     Decrease in long-term debt                                                   (19,385,516)          (203,446,337)
     Increase in long-term debt                                                   136,576,424            192,396,139
     Minority investment in subsidiaries, net                                     (21,103,840)             7,839,071
                                                                               --------------------------------------
        Net cash provided by financing activities                                  96,087,068            100,738,873

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (111,651)               (67,019)
                                                                               --------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (13,164,983)           (11,178,266)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                           25,645,868             31,788,380
                                                                               --------------------------------------
     End of period                                                               $ 12,480,885           $ 20,610,114
                                                                               ======================================

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

        Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results to be achieved for the full year.

2       Foreign Currency Translation

        The accumulated other comprehensive income in shareholders' equity of $32,308,349 and $17,196,698 at September 30, 1999 and December 31, 1998,
respectively, primarily relates to the unrealized adjustments from translating the financial statements of Cinemark Brasil, S.A., Cinemark de Mexico, S.A. de C.V. and Cinemark Chile, S.A..

        In 1998, the Company was required to utilize the U.S. dollar as the functional currency of Cinemark de Mexico for U.S. reporting purposes instead of the peso due to the highly inflationary economy of Mexico. Thus, devaluations in the peso during the first nine months of 1998 that affected the Company's investment were charged to exchange gain or loss rather than to the accumulated other comprehensive income account.

        In 1999, the economy of Mexico reverted back to a non highly inflationary status in which the peso again became the functional currency of Cinemark de Mexico resulting in certain assets, liabilities and equity accounts being restated at the current exchange rate. Thus, changes in the peso have been recorded in the accumulated other comprehensive income account during the first nine months of 1999.


3.      FAS 130 - Comprehensive  Income

        Beginning in 1998, the Company adopted SFAS 130 "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The following components are reflected in the Company's comprehensive income:


                                                  Three Months Ended                      Nine Months Ended
                                                     September 30,                          September 30,
                                                1999                1998               1999               1998
                                                ----                ----               ----               ----

Net income                                    $ 8,307,228         $ 9,472,046         $4,848,535        $18,901,722
Foreign currency translation adjustment        (1,701,936)            100,246        (15,111,651)        (7,822,687)
                                             -------------        -----------       -------------       ------------
Comprehensive income (loss)                    $6,605,292          $9,572,292       $(10,263,116)       $11,079,035
                                             =============        ===========       =============       ============

4.      Income Taxes

        Beginning January 1, 1999, management plans to reinvest the undistributed earnings of its foreign subsidiaries located in Mexico, Peru and Argentina. For years beginning after 1998, the Company adopted the exception allowed under APB Opinion #23 for these foreign subsidiaries. As a result, deferred U.S. federal income taxes are not provided on the undistributed earnings of these foreign subsidiaries. The cumulative amount of undistributed earnings on which the Company has not recognized income taxes is $6.9 million.

5.      Accounting for Start-up Activities and Organization Costs

        On January 1, 1999 the Company adopted Statement of Position (SOP) 98-5 requiring start-up activities and organization costs to be expensed as incurred. The Company's practice had been to capitalize organization costs associated with the organization of new entities as well as costs associated with forming international joint ventures as deferred charges and to amortize them over the anticipated life of the respective entity or venture. The adoption of this new accounting pronouncement resulted in the aggregate write-off of the unamortized organization costs of $3,386,207 on January 1, 1999. This charge was recorded as a cumulative effect of a change in accounting principle as a one-time non-cash charge to income of $2,968,637 (net of tax) in the first quarter of 1999 as follows:

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
                                                                    -----------
                                                                    $2,968,637
                                                                    ===========

6.      Supplemental Cash Flow Information

        The   following  is  provided  as   supplemental   information   to  the
consolidated statement of cash flows:

                                                Nine Months Ended September 30,
                                                 1999                  1998
               Cash paid for interest         $53,093,218           $37,797,868
               Cash paid for income taxes     $ 2,506,399           $ 3,750,500


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
                                                                    ===========

7.     Reporting Segments

       The Company operates in a single industry as a motion picture exhibitor. The Company is a multinational corporation with consolidated operations in the United States, Mexico, Canada, Argentina, Brazil, Central America, Chile, Ecuador and Peru. Revenues and long-lived assets in the United States and other countries for the nine months ended September 30 are as follows:

                                                                       Other Foreign
                      United States       Mexico          Brazil         Countries     Eliminations     Consolidated
1999
Total revenues          $417,705,026     $41,860,493     $29,081,211      $47,093,441   $(2,052,058)       $533,688,113
                      =============== =============== =============== ================ ============== ==================
Long-lived assets,
net                     $706,172,108     $58,760,210     $50,162,857      $77,114,826              -       $892,210,001
                      =============== =============== =============== ================ ============== ==================


1998

Total revenues          $360,772,455     $34,984,815     $21,159,308       $4,031,173   $(1,126,942)       $419,820,809
                      =============== =============== =============== ================ ============== ==================

Long-lived assets,
net                     $550,723,801     $34,408,937     $57,906,759      $25,150,171              -       $668,189,668
                      =============== =============== =============== ================ ============== ==================


Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.

Results of Operations

        The following table presents certain income statement items as a percentage of revenues.

                                                               % of Revenues                  % of Revenues
                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                               1999           1998            1999          1998

  Revenues:
    Admissions                                                 64.9           63.1            64.4          63.2
    Concessions                                                31.1           33.4            31.3          33.8
    Other                                                       4.0            3.5             4.3           3.0
                                                              -----          -----           -----         -----
  Total revenues                                              100.0          100.0           100.0         100.0
  Cost of operations                                           74.3           73.4            77.6          74.9
  General and administrative expenses                           4.0            5.2             4.7           5.6
  Depreciation and amortization                                 6.6            5.8             7.1           6.1
  Asset impairment loss                                         0.8            0.0             0.3           0.0
  Operating income                                             14.4           15.6            10.4          13.4
  Interest expense                                              7.3            6.6             7.8           7.0
  Income (loss) before income taxes and
     Cumulative effect of an accounting change                  6.4            9.3             2.6           7.2
  Income (loss) before cumulative effect
     Of an accounting change                                    3.9            5.8             1.5           4.5
  Net income (loss)                                             3.9            5.8             0.9           4.5

Revenues

        Revenues for the quarter ended September 30, 1999 increased to $210.6 million from $164.6 million for the quarter ended September 30, 1998, a 27.9% increase. The Company generated revenues for the nine month period ended September 30, 1999 (the "1999 period") of $533.7 million as compared to $419.8 million for the nine month period ended September 30, 1998 (the "1998 period"), a 27.1% increase. The increase in revenues are primarily attributable to a 27.5% increase in attendance in the third quarter of 1999 as compared to the third quarter of 1998 and a 24.9% increase in attendance for the 1999 period versus the 1998 period as the result of the net addition of 544 screens since the third quarter of 1998. Revenues per average screen have decreased 11.6% to $83,728 for the third quarter of 1999 as compared to $94,748 for the third quarter of 1998. Revenues per average screen have decreased 4.2% to $221,080 for the 1999 period from $230,836 for the 1998 period. Admissions and concessions revenues per patron in the third quarter of 1999 and for the 1999 period remained flat as compared to the prior year.


Cost of Operations

        Cost of operations, as a percentage of revenues, increased to 74.3% in the third quarter of 1999 from 73.4% in the third quarter of 1998. The increase as a percentage of revenues resulted from an increase in concession supplies as a percentage of concession revenues to 18.1% in the third quarter of 1999 from 17.1% in the third quarter of 1998 as a result of the greater number of international theatres in operation, an increase in facility lease expense as a percentage of revenues to 10.6% in the third quarter of 1999 from 10.2% in the third quarter of 1998 and an increase in utilities and other expenses as a percentage of revenues to 12.9% in the third quarter of 1999 from 12.4% in the third quarter of 1998. These increases were partially offset by a decrease in salaries and wages expense as a percentage of revenues to 10.4% in the third quarter of 1999 from 11.4% in the second quarter of 1998.

        Cost of operations, as a percentage of revenues, increased to 77.6% in the 1999 period from 74.9% for the same period in 1998. The increase as a percentage of revenues resulted from an increase in concession expense as a percentage of concession revenues to 17.3% in the 1999 period from 16.2% in the 1998 period as a result of the greater number of international theatres in operation, an increase in facility lease expense as a percentage of revenues to 12.2% in the 1999 period from 10.5% in the 1998 period partially as a result of the two sale leaseback transactions which occurred in the first and fourth quarters of 1998 and an increase in utilities and other expenses as a percentage of revenues to 13.9% in the 1999 period from 13.0% in the 1998 period. These increases were partially offset by a decrease in film rental and advertising costs as a percentage of admissions revenues to 53.4% in the 1999 period from 53.7% in the 1998 period and a decrease in salaries and wages expense as a percentage of revenues to 11.7% in the 1999 period from 12.0% in the 1998 period.


General and Administrative Expenses

        General and administrative expenses, as a percentage of revenues, declined to 4.0% in the third quarter of 1999 as compared to 5.2% in the third quarter of 1998. General and administrative expenses as a percentage of revenues also decreased in the nine month period ended September 30, 1999 to 4.7% from 5.6% for the same period in 1998. The decrease in general and administrative expenses as a percentage of revenues is reflective of the Company's expanding base of theatre operations.

        The absolute level of general and administrative expenses increased to $24.9 million in the 1999 period from $23.4 million in the 1998 period. The increase in the absolute level of general and administrative expenses is attributed to costs (primarily salaries and wages) associated with the Company's expansion program.


Depreciation and Amortization

        Depreciation and amortization increased 45.8% to $14.0 million in the third quarter of 1999 from $9.6 million in the third quarter of 1998. For the 1999 period, depreciation and amortization increased 48.6% to $37.9 million from $25.5 million in the 1998 period. The increase is a result of the net addition of $280 million in theatre property and equipment since the third quarter of 1998, a 35.6% increase. The difference in the percentage increase in depreciation and amortization compared to the increase in theatre property and equipment is a result of the timing of when the additions were placed in service during the period.


Asset Impairment Loss

        The Company recorded asset impairment charges of $1.55 million in the third quarter of 1999 pursuant to Statement of Financial Standards No. 121 (FASB
121). In accordance with FASB 121, the Company wrote down the assets of certain theatres to their fair value.


Interest Expense

        Interest costs incurred, including amortization of debt issue cost and bond discount, increased 36.7% during the third quarter of 1999 to $16.4 million (including capitalized interest to properties under construction) from $12.0 million (including capitalized interest). Interest costs incurred in the 1999 period, including amortization of debt issue cost and bond discount, increased 34.9% to $46.0 million (including capitalized interest to properties under construction) from $34.1 million (including capitalized interest) in the 1998 period. The increase in interest costs incurred for the third quarter of 1999 and the 1999 period was due principally to an increase in the average debt outstanding resulting from borrowings under the Company's Credit Facility and an increase in interest rates.

Income Taxes

        Income tax expense of $6.2 million was recorded for the 1999 period as compared to income tax expense of $11.4 million in the 1998 period. The Company's effective tax rate for the 1999 period was 44.2% compared to 37.7% in the 1998 period. The increase is due to the increase in the local country foreign taxes and losses in certain foreign countries which are subject to a valuation allowance.


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

        The Company's theatres are typically equipped with modern projection and sound equipment, with approximately 80% of the screens operated by the Company having been built in the 1990's. The Company's investing activities have been principally in connection with new theatre openings and acquisitions of existing theatres and theatre circuits. As of November 10, 1999, the Company has opened 14 theatres (218 screens) and has 7 theatres (123 screens) under construction or scheduled to open in the United States by the end of 1999. Certain of these theatres will be megaplexes which may cost in excess of $15 million per theatre. The Company also plans to open approximately 175 screens in the U.S. in 2000. The Company currently estimates that its capital expenditures for the development of these approximately 525 screens in the U.S. in 1999 and 2000 will be approximately $260 million. As of November 10, 1999, the Company had expended approximately $188 million toward the development of these screens. The Company plans to fund capital expenditures for its development from cash flow from operations, sale leaseback transactions and borrowings under the Credit Facility. Actual expenditures for theatre development and acquisitions during 1999 and 2000 are subject to change based upon the availability of attractive opportunities for expansion of the Company's theatre circuit.

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

        The Credit Facility is a reducing revolving credit facility, with commitments automatically reduced each calendar quarter by $8,750,000, $11,812,500, $13,125,000, $12,031,000 and $6,562,500 in calendar year 2001,
2002, 2003, 2004 and 2005, respectively. The Company is required to prepay all loans outstanding in excess of the aggregate commitment as reduced pursuant to the terms of the Credit Facility. Borrowings are secured by a pledge of a majority of the issued and outstanding capital stock of the Company, and the credit agreement requires that the Company maintains certain financial ratios; restricts the payment of dividends, payment of subordinated debt prior to maturity and issuance of preferred stock and other indebtedness; and other restrictive covenants. Pursuant to the terms of the Credit Facility, funds borrowed bear interest at a rate per annum equal to the Offshore Rate (as defined in the Credit Facility) or the Base Rate (as defined in the Credit Facility, as the case may be), plus the Applicable Margin (as defined in the Credit Facility). As of November 10, 1999, the Company had borrowed $320 million under the Credit Facility. The effective interest rate on such borrowings as of November 10, 1999 is 8.2% per annum.

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

        In 1992, the Company formed Cinemark International to develop and acquire theatres in international markets. As of November 10, 1999, Cinemark International, through its affiliates, operated 63 theatres (564 screens) principally in Latin America. The following table summarizes the Company's and Cinemark International's holdings in each international market, the number of theatres and screens in such market as of November 10, 1999 and the number of theatres and screens under construction in 1999.

                           Year of                               Operating                1999 Planned Openings
Country                   Formation      Ownership %         Theatres/Screens               Theatres/Screens
-------                   ---------      -----------         ----------------             ---------------------
Mexico                      1992              95%        20 theatres (192 screens)
Chile                       1992              98%        11 theatres (89 screens)
Argentina                   1995             100%         5 theatres (44 screens)
Argentina                   1997             100%         2 theatres (15 screens)
Brazil                      1996              60%        15 theatres (147 screens)          2 theatres (16 screens)
Ecuador                     1996              60%         2 theatres (16 screens)           existing theatre (3 screens)
Peru                        1996             100%         2 theatres (21 screens)
Central America             1997              50%         7 theatres (45 screens)
United Kingdom              1998             100%                   N/A
Taiwan                      1998              51%                   N/A
Colombia                    1998              50%                   N/A
Germany                     1999             100%                   N/A


    Total                                                64 theatres (569 screens)           2 theatres (19 screens)

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

        In August 1998, the Company formed Cinemark Investments Corporation for the purpose of financing its Brazilian operations by investing in foreign fixed rate notes issued by Cinemark Brasil S.A., an indirect Brazilian subsidiary of the Company. In September 1998, Cinemark Investments Corporation executed a credit agreement with Bank of America that provides Cinemark Investments Corporation up to $20 million in the aggregate under a revolving line of credit facility (the Cinemark Investments Credit Agreement). The Cinemark Investments Credit Agreement is secured by an assignment of certain fixed rate notes issued by Cinemark Brasil S.A. to Cinemark Investments Corporation and an unconditional guaranty by the Company. Pursuant to the terms of the Cinemark Investments Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate or the Base Rate (both defined in the Cinemark Investments Credit Agreement) as the case may be. As of November 10, 1999, Cinemark Investments Corporation had borrowed $20 million under the Cinemark Investments Credit Agreement, the proceeds of which were used to purchase fixed rate notes issued by Cinemark Brasil S.A. bearing interest at 13.25%. The effective interest rate on such borrowings as of November 10, 1999 is 8.6% per annum.

        In September 1998, the Company incorporated Cinemark Theatres U.K. Ltd., an English company, to develop state-of-the-art multiplex theatres in the United Kingdom. Cinemark Theatres U.K. Ltd. is a wholly-owned subsidiary of the Company. Cinemark Theatres U.K. Ltd. expects to begin construction on 1 theatre (10 screens) in 2000.

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

        In November 1998, Cinemark Mexico executed a credit agreement with Bank of America National Trust and Savings Association for itself and as Administrative Agent (the Cinemark Mexico Credit Agreement). The Cinemark Mexico Credit Agreement is a revolving credit facility and provides for a loan to Cinemark Mexico of up to $30 million in the aggregate. The Cinemark Mexico Credit Agreement is secured by a pledge of 65% of the stock of Cinemark de Mexico S.A. de C.V. and an unconditional guaranty by the Company. Pursuant to the terms of the Cinemark Mexico Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate (as defined in the Cinemark Mexico Credit Agreement) or the Base Rate (as defined in the Cinemark Mexico Credit Agreement), as the case may be, plus the Applicable Margin (as defined in the Cinemark Mexico Credit Agreement). Cinemark Mexico borrowed $30 million under the Cinemark Mexico Credit Agreement, the proceeds of which were used to repay an intercompany loan of Cinemark Mexico from Cinemark International.
Cinemark International used the proceeds of such repayment to repay all outstanding indebtedness under its then existing credit facility. The effective interest rate on such borrowings as of November 10, 1999 is 6.6% per annum.

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

        In September 1999, Cinemark International, through its wholly owned subsidiary Cinemark Germany GmbH, executed a lease agreement for a movie theatre in Herne, Germany. The theatre is scheduled to open in December 2000.

        In September 1999, Cinemark International acquired all of the shares of its Argentine joint venture partner, Prodecine S.A., which held the remaining 50% of the shares of Cinemark Argentina S.A. Cinemark International paid $2.75 million in cash and delivered the following promissory notes bearing interest at the rate of 10% per annum: (a) totalling US$2.5 million due January 2000, (b) totalling US$2.5 million due April 2000, (c) totalling A$2.5 million pesos due July 2000, (c) totalling A$3.5 million pesos due October 2000.


Year 2000 Compliance

        The Company recognizes that the arrival of the Year 2000 poses a unique worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000, and like other companies, has been assessing and updating its computer applications and business processes to ensure their continued functionality.

        The Year 2000 compliance effort undertaken by the Company was initially structured around a process of assessment, modification and testing. At the present time, the necessary modifications to the day-to-day operating and reporting systems for all theatres have been successfully completed to ensure Year 2000 compliance. The necessary modifications to the financial reporting and operational databases associated with the U.S. corporate office and the various international corporate offices to ensure Year 2000 compliance have also been completed. The costs to modify these existing systems to ensure Year 2000 compliance were less than $100,000 in the aggregate.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company has limited exposure to financial market risks, including changes in interest rates and other relevant market prices. The Company does not have any derivative financial instruments in place as of September 30, 1999.

        An increase or decrease in interest rates would affect interest costs relating to the Company's variable rate credit facilities. The Company and/or its subsidiaries are currently parties to three such credit facilities. At September 30, 1999, there was an aggregate of approximately $347 million of variable rate debt outstanding under these facilities. The facilities are priced with a variable rate based on LIBOR or a base rate, plus, in each case, an applicable margin. The Company has no interest rate swaps or other hedging facilities relating to these credit facilities. These facilities represent approximately 45% of the Company's outstanding long-term debt. Changes in interest rate do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

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

        Not Applicable

Item 3. Defaults upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        There have not been any matters submitted to a vote of security holders during the first nine months of 1999 through the solicitation of proxies or otherwise.

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

Item 6. Exhibits and Reports on Form 8-K

        a)     Supplemental schedules specified by the Senior Notes indenture:

                           Condensed Consolidating Balance Sheet
                           (unaudited) as of September 30, 1999

                           Condensed Consolidating Statement of
                           Income (unaudited) for the nine months
                           ended September 30, 1999

                           Condensed   Consolidating   Statement  of  Cash  Flow
                           (unaudited) for the nine months ended September 30, 1999

         b)     Reports on Form 8-K

                           No reports have been filed by Registrant during the quarter for which this report is filed.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            AS OF SEPTEMBER 30, 1999
                                   (Unaudited)

                                                       Restricted      Unrestricted
                                                         Group             Group       Eliminations         TOTAL
                                                     --------------   ---------------  ------------        --------
                   ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                           $ 8,728,204      $ 3,752,681             $ -      $ 12,480,885
    Inventories                                           3,094,700        1,125,844               -         4,220,544
    Co-op advertising and other receivables             (13,488,917)      32,944,877        (348,696)       19,107,264
    Tax receivable                                        3,715,812           30,144               -         3,745,956
    Prepaid expenses and other                            3,219,705          269,374               -         3,489,079
                                                     ------------------------------------------------------------------
       Total current assets                               5,269,504       38,122,920        (348,696)       43,043,728

THEATRE PROPERTIES AND EQUIPMENT                        965,884,147       99,942,377               -     1,065,826,524
    Less accumulated depreciation and amortization     (161,108,362)     (12,508,161)              -      (173,616,523)
                                                     ------------------------------------------------------------------
       Theatre properties and equipment - net           804,775,785       87,434,216               -       892,210,001

OTHER ASSETS:
    Certificates of deposit                                       -                -               -                 -
    Investments in and advances to affiliates           111,981,121       22,085,057    (131,702,160)        2,364,018
    Goodwill - net                                       10,457,348        8,226,859               -        18,684,207
    Deferred charges and other - net                     45,975,945        8,927,580               -        54,903,525
                                                     ------------------------------------------------------------------
       Total other assets                               168,414,414       39,239,496    (131,702,160)       75,951,750
                                                     ------------------------------------------------------------------
TOTAL                                                 $ 978,459,703    $ 164,796,632   $(132,050,856)   $ 1,011,205,479
                                                     ==================================================================

     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                     $ 276,718      $10,140,097             $ -        10,416,815
    Accounts payable and accrued expenses                99,570,450       11,917,092        (286,179)      111,201,363
                                                     ------------------------------------------------------------------
       Total current liabilities                         99,847,168       22,057,189        (286,179)      121,618,178

LONG-TERM LIABILITIES:
    Senior credit agreements                            334,680,439       41,187,611               -       375,868,050
    Senior subordinated debt                            380,251,816                -               -       380,251,816
    Deferred lease expenses                              15,538,016          248,272               -        15,786,288
    Deferred gain on sale leaseback                       4,055,111                -               -         4,055,111
    Deferred income taxes                                22,914,899            1,037               -        22,915,936
                                                     ------------------------------------------------------------------
       Total long-term liabilities                      757,440,281       41,436,920               -       798,877,201

MINORITY INTERESTS IN SUBSIDIARIES                        5,827,014       18,465,734               -        24,292,748

SHAREHOLDERS' EQUITY:
    Class A common stock, $.01 par value: 10,000,000 shares
       authorized, 1,500 shares issued and outstanding           15                -               -                15
    Class B common stock, no par value: 1,000,000 shares
       authorized, 234,073 shares issued                 70,801,404       10,901,000     (32,164,797)       49,537,607
    Additional paid-in-capital                           13,790,731       99,599,880     (99,599,880)       13,790,731
    Unearned compensation - stock options                (3,357,514)               -               -        (3,357,514)
    Retained earnings                                    69,622,693       (6,143,941)       (525,000)       62,953,752
    Treasury stock, 57,211 Class B shares at cost       (24,198,890)               -               -       (24,198,890)
    Distributions                                                 -         (525,000)        525,000                 -
    Other accumulated comprehensive income              (11,313,199)     (20,995,150)              -       (32,308,349)
                                                     ------------------------------------------------------------------
       Total shareholders' equity                       115,345,240       82,836,789    (131,764,677)       66,417,352
                                                     ------------------------------------------------------------------
TOTAL                                                 $ 978,459,703    $ 164,796,632   $(132,050,856)   $ 1,011,205,479
                                                     ==================================================================

Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)

                                                             Restricted       Unrestricted
                                                               Group             Group        Eliminations       TOTAL
                                                           --------------   ---------------   -------------   -------------
REVENUES:
    Admissions                                              $ 304,365,878      $39,243,104             $ -     $343,608,982
    Concessions                                               153,984,726       12,899,955               -      166,884,681
    Other                                                      21,625,929        2,061,367        (492,846)      23,194,450
                                                           -----------------------------------------------------------------
                  Total                                       479,976,533       54,204,426        (492,846)     533,688,113

COSTS AND EXPENSES:
    Cost of operations
       Film rentals and advertising                           163,756,598       19,734,327               -      183,490,925
       Concession supplies                                     24,580,460        4,275,059               -       28,855,519
       Salaries and wages                                      57,029,193        5,546,609               -       62,575,802
       Facility leases                                         55,921,174        9,081,777               -       65,002,951
       Utilities and other                                     68,640,648        5,986,242        (492,846)      74,134,044
                                                           -----------------------------------------------------------------
                  Total                                       369,928,073       44,624,014        (492,846)     414,059,241

    General and administrative expenses                        19,824,901        5,054,670               -       24,879,571
    Depreciation and amortization                              31,082,163        6,834,313               -       37,916,476
    Asset impairment loss                                       1,550,000                -               -        1,550,000
                                                           -----------------------------------------------------------------
                  Total                                       422,385,137       56,512,997        (492,846)     478,405,288

OPERATING INCOME                                               57,591,396       (2,308,571)              -       55,282,825

OTHER INCOME (EXPENSE)
    Interest expense                                          (39,077,411)      (2,686,638)              -      (41,764,049)
    Amortization of debt issue cost                              (560,970)         (71,875)              -         (632,845)
    Amortization of bond discount                                (130,875)               -               -         (130,875)
    Dividend income                                               525,000                -        (525,000)               -
    Interest income                                             1,193,869          640,260               -        1,834,129
    Gain (loss) on sale of assets and other                    (1,032,535)         141,060               -         (891,475)
    Foreign currency exchange gain                                 92,719           28,631               -          121,350
    Equity in income of affiliates                                  1,726           75,629               -           77,355
    Minority interests in subsidiaries                         (1,340,814)       1,441,176               -          100,362
                                                           -----------------------------------------------------------------
                  Total                                       (40,329,291)        (431,757)       (525,000)     (41,286,048)
                                                           -----------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND
    CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                  17,262,105       (2,740,328)       (525,000)      13,996,777

Income taxes                                                    5,081,463        1,098,142               -        6,179,605
                                                           -----------------------------------------------------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
    OF AN ACCOUNTING CHANGE                                    12,180,642       (3,838,470)       (525,000)       7,817,172

Cumulative effect of a change in accounting principle
     - net of tax benefit                                        (500,857)      (2,467,780)             -        (2,968,637)
                                                           -----------------------------------------------------------------
NET INCOME                                                   $ 11,679,785     $ (6,306,250)     $ (525,000)     $ 4,848,535
                                                           =================================================================

Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)

                                                              Restricted      Unrestricted
                                                                Group             Group        Eliminations       TOTAL
                                                           ---------------   --------------   --------------   -------------

OPERATING ACTIVITIES:
    Net Income (loss)                                         $ 11,679,785     $ (6,306,250)     $ (525,000)    $ 4,848,535

    Noncash items in net income:
       Depreciation                                             30,368,295        6,776,935               -      37,145,230
       Amortization - goodwill and other assets                  1,345,279           58,812               -       1,404,091
       Loss on impairment of assets                              1,550,000                -               -       1,550,000
       Amortization of gain on sale leaseback                     (164,190)               -               -        (164,190)
       Deferred lease expenses                                   1,076,846          130,695               -       1,207,541
       Amortization of prepaid leases                              690,150           68,606               -         758,756
       Deferred income tax expense                               6,802,957           (1,363)              -       6,801,594
       Amortization of debt discount and premium                   (21,382)               -               -         (21,382)
       Amortized compensation - stock options                      887,662                -               -         887,662
       Loss on sale of assets and other                          1,032,535         (141,060)              -         891,475
       Equity in income of affiliates                               (1,726)         (75,629)              -         (77,355)
       Minority interests in income (loss) of subsidiaries       1,340,814       (1,441,176)              -        (100,362)
       Cumulative effect of an accounting change                   500,857        2,885,350               -       3,386,207

    Cash provided by (used for) operating working capital:
       Inventories                                                   2,135         (630,974)              -        (628,839)
       Co-op advertising and other receivables                  (3,628,733)      (3,064,243)              -      (6,692,976)
       Prepaid expenses and other                               (1,363,465)        (426,418)              -      (1,789,883)
       Accounts payable and accrued expenses                    10,353,548         5,001,407              -      15,354,955
       Income tax receivable/payable                              (713,314)               -               -        (713,314)
                                                             ---------------------------------------------------------------
       Net cash provided by (used for) operating activities     61,738,053        2,834,692        (525,000)     64,047,745

INVESTING ACTIVITIES:
    Additions to Theatre properties and equipment             (158,287,069)     (11,096,696)              -    (169,383,765)
    Proceeds on sale of theatre properties and equipment           966,423          505,987               -       1,472,410
    Decrease in certificates of deposit                          2,244,854        1,811,242               -       4,056,096
    Decrease (increase) in other assets, investments in
       and advances to affiliates                              (18,852,588)       8,994,702         525,000      (9,332,886)
                                                             ---------------------------------------------------------------
       Net cash provided by (used for) investing activities   (173,928,380)         215,235         525,000    (173,188,145)

FINANCING ACTIVITIES:
    Decrease in long-term debt                                 (17,301,048)      (2,084,468)              -     (19,385,516)
    Increase in long-term debt                                 123,020,565       13,555,859               -     136,576,424
    Minority investment in subsidiaries, net                    (2,126,903)     (18,976,937)              -     (21,103,840)
                                                             ---------------------------------------------------------------
       Net cash provided by (used for) financing activities    103,592,614       (7,505,546)              -      96,087,068

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  -         (111,651)              -        (111,651)
                                                             ---------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (8,597,713)      (4,567,270)              -     (13,164,983)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                         17,325,917        8,319,951               -      25,645,868
                                                             ---------------------------------------------------------------
    End of period                                              $ 8,728,204      $ 3,752,681             $ -     $12,480,885
                                                             ===============================================================

Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                                                   CINEMARK USA, INC.
                                                   Registrant

DATE:         November 10, 1999


                                                   /s/Jeffrey J. Stedman
                                                   ---------------------
                                                   Jeffrey J. Stedman
                                                   Senior Vice President and
                                                   Chief Financial Officer