Form 10-K405
period 1999-12-31
CINEMARK USA INC /TX
filed 2000-03-30
CIK 885975

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



FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999        COMMISSION FILE NOS. 33-47040
                                                                       333-11895
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

                              [X]     [ ________ ]

     As of March 30, 2000, 1,500 shares of Class A Common Stock and 184,817 shares of Class B Common Stock (including options to acquire 7,865 shares of Class B Common Stock exercisable within 60 days of such date) were outstanding.

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

                                     PART I

Item 1:  Business.

(a)  General Development of Business.

CONTINUED EXPANSION

     The Company is a world leader in the motion picture exhibition industry in terms of the number of screens in operation. At March 30, 2000, the Company operated 2,760 screens in 257 theatres located in 32 states, Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica and Colombia, consisting of 2,444 screens in 217 "first run" theatres and 316 screens in 40 "discount" theatres. Of the Company's 2,760 screens, 2,384 (or 86%) were built by the Company during the 1990's, and, as a result, the Company believes it operates one of the most modern theatre circuits in the industry. All of the Company's theatres are multiplex facilities with approximately 95% of the Company's screens located in theatres of six or more screens. The Company believes that its ratio of screens to theatres (10.7 to 1 at March 30, 2000) is the second highest of the ten largest theatre circuits in the U.S. and is more than 50% higher than the industry average. From its fiscal year ended December 31, 1992 through the fiscal year ended December 31, 1999, the Company has increased consolidated revenues approximately 266% from $194.7 million to $712.6 million and has increased EBITDA (as defined herein) approximately 306% from $32.1 million to $130.2 million.

INTERNET STRATEGIES

     enowshowing.com

     In December 1999, the Company was the first major U.S. movie theatre company to sell movie tickets in real time over the Internet. The Company began testing its own ticketing system in five theatres in the Dallas area. As of March 30, 2000, tickets may be purchased over the Internet for fourteen theatres operated by the Company. Customers may access showtimes and ticketing options at a new site named enowshowing.com developed by the Company and a technology partner. Management believes that internet ticketing will significantly improve customer satisfaction, as customers who purchase tickets over the Internet will be able to bypass the box office and pick tickets up at remote kiosks or at dedicated box office windows. In February 2000, the Company expanded its internet technology by becoming the first U.S. movie theatre company to develop wireless technology to access the Company's showtimes via the enowshowing.com web site by all Palm Pilot(TM) devices, including the new Palm VII. The Company is also in the final stages of completing technology that will permit customers to purchase tickets over the Internet using these wireless devices.

     Theatre Entertainment Services

     In March 2000, the Company and five other major theatre companies formed a company to launch the leading Internet movie portal. The new company will provide a comprehensive offering of remote ticketing services, showtimes, reviews and movie trailers for the movie-going public via the Internet, telephone and wireless devices. The venture intends to begin selling tickets over the Internet and telephone by the summer of 2000.

     The Company entered into an Exclusive Ticketing Distribution Agreement and Advertising Agreement in exchange for stock in the new company. Additionally, the Company has committed to invest additional funds in the new company for additional shares of the new company.

     The Company maintains its principal executive offices at 3900 Dallas Parkway, Suite 500, Plano, Texas 75093. Its telephone number at such address is
(972) 665-1000. The Company's website is located at www.cinemark.com.

FOREIGN DEVELOPMENTS

     In 1999, the Company opened, through its subsidiaries, 16 theatres (125 screens) outside of the U.S. and Canada. At March 30, 2000, the Company operated 69 theatres (606 screens) in Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica and Colombia. Additionally, the Company opened one first run theatre (12 screens) in Vancouver, Canada through a subsidiary in 1999 and continues to operate one discount theatre (12 screens) through an affiliate in Alberta, Canada. All of the theatres operated outside of the United States (other than the one discount theatre in Alberta, Canada) are "first run" theatres which the Company believes are among the most modern in the international market. The Company's ratio of screens to theatres in these international markets is 8.8 to 1 at March 30, 2000.

     In September 1999, Cinemark International, through its wholly owned subsidiary Cinemark Germany GmbH, executed a lease agreement for a movie theatre in Herne, Germany. The theatre (13 screens) is scheduled to open in December 2000.

     In September 1999, Cinemark International acquired all of the shares of its Argentine joint venture partner, Prodecine S.A., which owned 50% of the shares of Cinemark Argentina S.A. Cinemark International paid $2.8 million in cash and delivered the following promissory notes bearing interest at the rate of 10% per annum: (a) US$2.5 million due January 2000, (b) US$2.5 million due April 2000,
(c) A$2.5 million pesos due July 2000, (d) A$3.5 million pesos due October 2000. The shares of Prodecine S.A., Cinemark Investments Argentina, S.A. and Cinemark Argentina, S.A. owned by Cinemark International were transferred to one of the Company's subsidiaries in December 1999.

(b)  Financial Information About Industry Segments.

     The Company is a unitary business as described above and as a result does not break out its business into industry segments.


(c)  Narrative Description of Business.

GENERAL

THE COMPANY

     The Company is a world leader in the motion picture exhibition industry in terms of the number of screens in operation. In 1999, the Company opened an aggregate of 35 theatres (458 screens and 2 IMAX(R)3D screens) in the United States and internationally. At March 30, 2000, the Company operated 2,760 screens in 257 theatres located in 32 states, Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica and Colombia, consisting of 2,444 screens in 217 "first run" theatres and 316 screens in 40 "discount" theatres. Of the Company's 2,760 screens, 2,384 (or 86%) were built by the Company during the 1990's, and, as a result, the Company believes it operates one of the most modern theatre circuits in the industry. All of the Company's theatres are multiplex facilities with approximately 95% of the Company's screens located in theatres of six or more screens. The Company believes that its ratio of screens to theatres (10.7 to 1 at March 30, 1999) is the second highest of the ten largest theatre circuits in the U.S. and is more than 50% higher than the industry average. The Company is an industry leader in new theatre construction and operation and, according to industry sources, has constructed more screens than any other exhibitor during the 1990's. The Company believes the attractiveness, comfort and viewing experience provided by its modern facilities result in the Company's theatres more often being the preferred destination for moviegoers in its markets. From its fiscal year ended December 31, 1992 through the fiscal year ended December 31, 1999, the Company has increased consolidated revenues approximately 266% from $194.7 million to $712.6 million and has increased EBITDA (as defined herein) approximately 306% from $32.1 million to $130.2 million.

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

OVERVIEW OF THE THEATRE INDUSTRY

     U.S. box office sales of approximately $7.5 billion in 1999 was the seventh consecutive record year for the industry. Additionally, overall attendance has achieved record levels in three of the last four years. The Company believes the primary reason for the record years is the increased investment in production and marketing of films as well as the substantial construction of new multiplexes throughout America. The following table represents the results of a survey by the National Association of Theatre Owners outlining the historical trends in U.S. theatre attendance, average ticket prices and box office sales for the last ten years.

                                                                  U.S. Box
                               Attendance        Average         Office Sales
                  Year         (Millions)        Ticket Price    (Millions)
                  1990         1,189             $4.225           $5.022
                  1991         1,141             $4.211           $4.803
                  1992         1,173             $4.152           $4.871
                  1993         1,244             $4.143           $5.154
                  1994         1,292             $4.178           $5.386
                  1995         1,263             $4.351           $5.494
                  1996         1,339             $4.416           $5.912
                  1997         1,388             $4.587           $6.366
                  1998         1,481             $4.690           $6.949
                  1999         1,460             $5.080           $7.450

    Theatrical exhibition is the primary distribution channel for new motion picture releases. The Company believes the successful theatrical release of a movie abroad and in "downstream" distribution channels, such as home video and pay-per-view, network and syndicated television, is largely dependent on its successful theatrical release in the U.S. The Company further believes the emergence of new motion picture distribution channels has not adversely affected attendance at theatres as these distribution channels do not provide an experience comparable to the out-of-home experience of viewing a movie in a theatre. The Company believes the public will continue to recognize the advantages of viewing a movie on a large screen with superior audio and visual quality, while enjoying a variety of concessions and sharing the experience with a large audience.

    The Company believes that as a result of increased revenues from the successful release of films in both movie theatres and other distribution channels, major film production companies have increased and will continue to increase the number of films being produced. Film producers have increased their revenues from these distribution channels by approximately 259% from 1985 to $21.2 billion in 1997. The increased revenue potential from film distribution in recent years can be attributed to increased demand resulting from the domestic and international growth of the movie theatre industry and the home video industry, and the significantly increased channel capacity created by enhanced cable and satellite-based transmission systems. Moreover, the Company believes independent producers and distributors, such as Gramercy Pictures, Turner Pictures (which includes New Line Cinemas and Castle Rock Entertainment) and Dreamworks SKG, the highly-publicized partnership among Jeffrey Katzenberg, Steven Spielberg and David Geffen, should help increase motion picture production. Additionally, increased revenues permit major film production companies to create "event" films such as Star Wars, Jurassic Park, Independence Day, Titanic and Armageddon, which utilize the latest advances in computer technology to enhance production quality and special effects. The Company believes an increasing supply of quality feature films and "event" films exhibited with advanced projection and stereo sound equipment such as Digital Theatre Sound Systems, Dolby Digital Sound and Sony Dynamic Digital Sound will enhance the moviegoing experience and will increase the theatre attendance of exhibitors with modern multiplex theatres designed to exhibit such motion pictures.

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

    In addition, the Company believes certain demographic trends favor the theatre exhibition industry. Information obtained from the U.S. Bureau of Census indicates the number of 12 to 20 year olds in the U.S., the largest moviegoing segment of the population, is projected to grow an aggregate of 9.2% through the year 2005. Furthermore, according to MPAA, the number of patrons over 40 years old as a percentage of the total movie audience has more than doubled from approximately 14% in 1986 to approximately 33% in 1997. The Company believes film producers have recognized the importance of this segment of the population and are producing an increased number of films primarily targeted to this more mature audience.

BUSINESS STRATEGY

    The Company intends to continue to grow through new theatre development by applying the same techniques it has implemented since it was founded. The Company believes it is unique among major theatre exhibitors in the development and execution of the following domestic and international new build business strategy:

    Build in underserved markets. The Company has built modern multiplex facilities in underserved mid-sized markets as well as megaplex entertainment facilities in major metropolitan areas. In such markets the Company frequently is the sole or leading exhibitor in terms of first run screens operated within a film zone. The "megaplex" entertainment centers are located in major metropolitan areas which are typically 50,000 square-feet or larger complexes having 14 or more screens with screens up to 75 feet in the largest auditoriums and also feature stadium seating, digital sound, restaurant and coffee bar and a large video arcade. Approximately 60% of the Company's first run theatres have stadium seating auditoriums. The Company believes it gains maximum access to film product, and thereby realizes a competitive advantage, by locating its modern multiplex theatres in new and existing film zones where little or no competition for film product exists. The Company will continue to build modern multiplex facilities in select markets.

    Continue to maintain discount theatre niche. The Company intends to maintain its discount theatre operations (admission of $1 to $2 per ticket) to serve patrons who miss a film during its first run exhibition or who may not be able to afford to attend first run theatres on a frequent basis. The Company believes its discount theatres allow it to serve these segments of the total moviegoing population, increasing the number of potential customers beyond traditional first run moviegoers. The Company's multiplex discount theatres offer many of the same amenities as its first run theatres, including wall-to-wall screens, comfortable seating with cupholder armrests, digital sound, multiple concession stands and a video game room. The Company's discount theatres generally have higher attendance, lower film costs and a greater proportion of concession revenues than its first run theatres. As of March 30, 2000, approximately 11% of the Company's screens were housed in discount theatres.

    Develop modern American-style theatres in underserved international markets. The Company intends to continue to develop multiplex theatres directly or through joint venture arrangements with local partners in underserved international markets. Most of the theatres (approximately 87%) built by the Company internationally are modern stadium seating complexes. The Company's activities to date in international markets have been primarily directed toward Latin America, which the Company believes is severely underscreened. The Company believes the same economic factors giving rise to the multiplex rescreening trend in the U.S. are similarly applicable to international markets. The Company believes it was the first U.S. circuit to open American-style modern multiplex theatres in Mexico and Chile, and has begun developing multiplex theatres directly or through joint venture arrangements with local partners in Argentina, Brazil, Ecuador, Honduras, Peru, El Salvador, Nicaragua, Costa Rica, Colombia, Taiwan, Germany and the United Kingdom.

OPERATIONS

    The Company's corporate office, which employed approximately 240 individuals as of March 30, 2000, is responsible for theatre development and site selection, lease negotiation, theatre design and construction, film licensing and settlements, concession vendor negotiations and financial and accounting activities. The Company's domestic theatre operations are divided into eight geographic divisions, each of which is headed by a regional leader. The Company's regional leaders have an average of 17 years experience in the movie theatre industry and each is responsible for supervising approximately 12.5% of the Company's theatre managers. Theatre managers are responsible for the day-to-day operations of the Company's theatres including optimizing staffing, developing innovative theatre promotions, preparing movie schedules, purchasing concession inventory, maintaining a clean and functioning facility and training theatre staff.

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

    The Company's theatres typically contain auditoriums consisting of 100 to 400 seats each and feature wall-to-wall screens, high back rocking chairs with cupholder armrests, digital sound, multiple concession stands and video game rooms. The Company's megaplex facilities typically will exceed 50,000 square feet, feature 14 or more screens with 75 foot screens in the largest auditoriums, stadium seating, digital sound, a pizzeria, a coffee bar and a large video arcade room. The Company believes stadium style auditoriums with digital sound provide an entertainment experience which is superior to that available at a conventional theatre. Jurassic Park, released in the summer of 1993, was the first major motion picture to utilize digital sound. The majority of the films produced in 1997, 1998 and 1999 had digital soundtracks available as an alternative to the standard stereo soundtrack. More than 90% of the Company's first run theatres have one or more auditoriums with digital sound capabilities, and the Company is continuing to add digital sound capabilities.

Film Licensing

    Films are typically licensed from film distributors owned by major film production companies and from independent film distributors that distribute films for smaller production companies. For first run films, film distributors typically establish geographic zones and offer each available film to all theatres in a zone. The size of a film zone is generally determined by the population density, demographics and box office potential of a particular market or region, and can range from a radius of three to five miles in major metropolitan and suburban areas to up to 15 miles in small towns. The Company currently operates theatres in approximately 137 first run film zones. Each film, regardless of the distributor, is generally licensed to only one theatre in each zone. New film releases are licensed at the discretion of the film distributors on an allocation or previewed bid basis. In film zones where the Company has little or no competition, the Company selects those pictures it believes will be most successful. In film zones where the Company faces competition, the Company usually licenses films on an allocation basis. Under an allocation process, a particular distributor will rotate films among exhibitors, typically providing movies to competing exhibitors solely based on the order of their release. For second run films, film distributors establish availability on a market-by-market basis after the completion of exhibition at first run theatres and permit each theatre within a market to exhibit such films without regard to film zones.

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

Concessions

    Concession sales are the Company's second largest revenue source, representing approximately 31% of total revenues for 1999. The Company has devoted considerable management effort to increasing concession sales and improving the operating income margins from concession sales. These efforts include implementation of the following strategies:

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

     The Company also developed a "Next Generation" version of its current POS system based upon a Windows platform. This enhanced system has multiple language capabilities, unlimited ticket pricing options, and the ability to process credit cards. The Windows platform permits the addition of barcode scanners, pole displays, touch screens, credit card readers and other equipment specific to individual country requirements. Cinemark successfully deployed this system during 1999 in approximately 13% of its domestic theatres and plans to roll out this enhanced system to its top 75 domestic theatres during 2000.

enowshowing.com

     In December 1999, the Company was the first major U.S. movie theatre company to sell movie tickets in real time over the Internet The Company began testing its own Internet ticketing system in five theatres in the Dallas area. As of March 30, 2000, tickets may be purchased over the Internet for fourteen theatres operated by the Company. Customers can access showtimes and ticketing options at a new site named enowshowing.com developed by the Company and a technology partner. Management believes that internet ticketing will significantly improve customer satisfaction, as customers who purchase tickets over the Internet will be able to bypass the box office and pick up tickets at remote kiosks or at dedicated box office windows. In February 2000, the Company expanded its internet technology by becoming the first U.S. movie theatre company to develop wireless technology to access the Company's showtimes via the enowshowing.com web site by all Palm Pilot(TM) devices, including the new Palm
VII. The Company is also in the final stages of completing technology that will permit customers to purchase tickets over the Internet using these wireless devices.

INTERNATIONAL

     The motion picture exhibition business has become increasingly global and rising box office receipts from international markets indicate some international markets are poised for rapid growth. The Company believes its experience in developing and operating multiplex theatres both domestically and internationally provides it with a significant advantage in continuing to develop multiplex facilities in international markets. The Company's strategy in these markets is to form partnerships or joint ventures with local operators, sharing risk and obtaining valuable market insight.

     Due to the enormous potential of the international markets, Cinemark International is introducing state-of-the-art multiplex theatres to "under-screened" international markets. As of March 30, 2000, the Company, through its subsidiaries, operates 69 first-run theatres (606 screens) in Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica and Colombia, with an aggregate of 18 theatres (160 screens) scheduled to open during the remainder of 2000. Additionally, the Company, through a subsidiary, opened one first run theatre (12 screens) in Vancouver, Canada, and through an affiliate continues to operate one discount theatre (12 screens) in Alberta, Canada.

Mexico

    The Company, through its subsidiary Cinemark Mexico (USA), Inc. ("Cinemark Mexico"), is developing state-of-the-art multiplex theatres comparable to theatres developed by the Company in the U.S. Cinemark Mexico's operations are conducted through its subsidiary Cinemark de Mexico, S.A. de C.V.. Cinemark Mexico currently operates 20 theatres (192 screens) and plans to open four theatres (39 screens) during 2000. The Company manages all of Cinemark Mexico's theatres pursuant to a management agreement. Cinemark Mexico's theatres are staffed primarily with Mexican nationals who report to the Company's regional and corporate office personnel. The Company provides all corporate operating functions, including film booking and accounting.

Chile

     In November 1992, Cinemark International entered into a joint venture agreement with Conate, S.A., a Chilean movie theatre operator ("Conate"), to develop state-of-the-art multiplex theatres in Chile. The joint venture provides for the development of multiplex theatres and the licensing of the Company's technology, trademark and name. The joint venture conducts its business through Cinemark Chile S.A. As of March 30, 2000, the Company indirectly owns approximately 98% of Cinemark Chile, S.A. Cinemark Chile, based in Santiago, Chile, currently operates eleven theatres (89 screens) and plans to open two theatres (10 screens) in 2000.

Argentina

     In December 1995, Cinemark International entered into a joint venture agreement with D'Alimenti S.A., an Argentinean corporation ("DASA"), and Prodecine S.A., an Argentinean corporation ("Prodecine"), to develop state-of-the-art multiplex theatres in Argentina. The joint venture agreement also provides for the licensing of the Company's technology, trademark and name. The joint venture's business is conducted through Cinemark Argentina, S.A., which is owned by Cinemark Investments Argentina S.A. and Prodecine (which acquired DASA's interest in the joint venture). In September 1999, Cinemark International acquired all of the shares of its Argentine joint venture partner, Prodecine S.A., which held the remaining 50% of the shares of Cinemark Argentina S.A. Cinemark International paid $2.8 million in cash and delivered the following promissory notes bearing interest at the rate of 10% per annum: (a) totaling US$2.5 million due January 2000, (b) totaling US$2.5 million due April 2000, (c) totaling A$2.5 million pesos due July 2000, (d) totaling A$3.5 million pesos due October 2000. In December 1999, the 100% interests in Prodecine S.A., Cinemark Investments Argentina, S.A., and Cinemark Argentina, S.A. held by Cinemark International were transferred to one of the Company's subsidiaries.

         In December 1997, the Company formed a wholly-owned Argentine subsidiary, Cinemark Rio de la Plata Associates S.R.L. ("Cinemark Associates") to develop multiplex theatres in Argentina outside of Cinemark Argentina. The Company consolidated Cinemark Argentina and Cinemark Associates in 1999.

         In November 1998, Cinemark International acquired 50% of Cinemark Investments Argentina S.A. from Chilean individuals who acquired such interests from Conate. After giving effect to this transaction, Cinemark International owned 100% of Cinemark Investments Argentina S.A.

         The Company, through Cinemark Argentina and Cinemark Associates', currently operates seven theatres (59 screens) in the aggregate and plans to open two theatres (20 screens) in 2000.

Brazil

    In 1996, Cinemark LTDA was organized as an indirect subsidiary of Cinemark International. In November 1997, Cinemark International, through a wholly-owned subsidiary, entered into a joint venture agreement with Brazilian strategic partners and converted Cinemark LTDA to a Brazilian corporation, Cinemark Brasil S.A., which is approximately 60% indirectly owned by Cinemark International and approximately 40% owned by Brazilian strategic partners. Cinemark Brasil S.A. currently operates 19 theatres (174 screens) and plans to open six theatres (56 screens) in 2000.

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

Peru

     In December 1996, Cinemark International and Conate entered into a joint venture agreement to develop state-of-the-art multiplex theatres in Peru. The joint venture provides for the licensing of the Company's technology, trademark and name. The joint venture conducts its business through Cinemark del Peru, S.A. In January 1999, Cinemark International completed a distribution to the Company of the capital stock it owns in Cinemark del Peru S.A. After giving effect to these transactions, the Company presently owns 100% of Cinemark del Peru, S.A. Cinemark del Peru, S.A. currently operates two theatres (21 screens).

Central America

     In January 1997, Cinemark International entered into a joint venture agreement with Cines de Centroamerica to develop state-of-the-art multiplex theatres throughout Central America. The joint venture conducts its business through Cinemark Equity Holdings Corporation which is 50.1% owned by Cinemark International. The joint venture provides for the licensing of the Company's technology, trademarks and name and currently operates seven theatres (45 screens) in four Central American countries (Honduras, El Salvador, Nicaragua and Costa Rica). The Central American joint venture plans to open two theatres (16 screens) in 2000.

Canada

    Cinemark International, through its wholly owned subsidiary Cinemark Holdings Canada, Inc., owns a 50% interest in Cinemark Theatres Alberta, Inc. ("Cinemark Alberta") which currently operates one discount theatre (12 screens) managed by the Company pursuant to a management agreement. In August 1999, Cinemark Alberta sold one theatre (12 screens) in Alberta, Canada.

    The Company, through its wholly owned subsidiary Cinemark Theatres Canada, also opened one first run theatre (12 screens) in Vancouver, Canada in 1999.

Taiwan

    In September 1998, Cinemark International entered into a joint venture agreement with Core Pacific Ltd. to develop state-of-the-art multiplex theatres in Taiwan, Republic of China. The joint venture will conduct its business through Cinemark-Core Pacific Ltd. which is 50.1% owned by Cinemark International and 49.9% owned by Core Pacific Ltd. Cinemark-Core Pacific Ltd. expects to begin construction on one theatre (13 screens) during 2000.

Colombia

    In December 1998, Cinemark International entered into a joint venture agreement with Casa Editorial El Tiempo S.A., Tempora S.A. and Prodiscos S.A. to develop state-of-the-art multiplex theatres in Colombia. The joint venture will conduct its business through Cinemark Colombia S.A. which is owned 50.1% by Cinemark International, and the remaining 49.9% is collectively owned by Casa Editorial El Tiempo S.A., Tempora S.A. and Prodiscos S.A. The Colombia joint venture currently operates one theatre (10 screens). The Colombian joint venture plans to open one theatre (6 screens) in 2000.

United Kingdom

    In September 1998, Cinemark International incorporated Cinemark Theatres U.K. Ltd., an English company, to develop state-of-the-art multiplex theatres in the United Kingdom. Cinemark Theatres U.K. Ltd. is a wholly-owned subsidiary of Cinemark International. Cinemark Theatres U.K. Ltd. expects to begin construction on one theatre (10 screens) in 2000.

Germany

    In August 1999, Cinemark International incorporated Cinemark GmbH, a German company, to develop state-of-the-art multiplex theatres in Germany. Cinemark Germany GmbH is a wholly-owned subsidiary of Cinemark International. Cinemark Germany GmbH expects to open one theatre (13 screens) in 2000.

COMPETITION

    The Company is the fifth largest motion picture exhibitor in North America in terms of the number of screens in operation. The Company competes against both local and national exhibitors, some of which may have substantially greater financial resources than the Company.

    In film zones where the Company has little or no direct competition (approximately 73% of the Company's theatres), the Company selects those pictures it believes will be most successful in its markets from among those offered to it by distributors. Where the Company faces competition, it usually licenses films based on an allocation process. The Company currently operates in approximately 137 first run film zones in the U.S. The Company believes no individual film zone is material to the Company. See "-- Operations -- Film Licensing." The Company believes the principal competitive factors with respect to film licensing include capacity and location of an exhibitor's theatre, theatre comfort, quality of projection and sound equipment, level of customer service and licensing terms. The competition for customers is dependent upon factors such as the availability of popular films, the location of theatres, the comfort and quality of theatres and ticket prices. The Company believes its admission prices at its first run and discount theatres are competitive with admission prices of respective competing theatres.

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

EMPLOYEES

    As of March 30, 2000, the Company had approximately 8,000 employees in the U.S., approximately 15% of whom are full time employees in the U.S. and 85% of whom are part time employees. The Company is a party to collective bargaining agreements with eight unions of which approximately 21 employees are members. The Company's international operations typically utilize union labor. The Company considers its relations with its employees to be satisfactory.

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

Item 2:     Properties.

    Of the 2,154 screens operated by the Company in the U.S. and Canada at March 30, 2000, 30 theatres (459 screens) were owned and 158 theatres (1,695 screens) are leased pursuant to building leases. The Company's leases are generally entered into on a long term basis with terms (including options) generally ranging from 20 to 40 years. Approximately 5% of the Company's theatre leases (covering 40 screens) have remaining terms (including optional renewal periods) of less than five years and approximately 80% of the Company's theatre leases (covering 1,473 screens) have remaining optional terms (including optional renewal periods) of more than 15 years. Rent is typically calculated as a percentage of box office receipts or total theatre revenues, subject to an annual minimum. The Company leases an office building in Plano, Texas for its corporate office.

See note 10 of the Company's Notes to the Consolidated Financial Statements for information with respect to the Company's lease commitments.

    As of March 30, 2000, the Company operated 69 theatres (606 screens) outside of the U.S. and Canada. All of the 69 theatres operated outside of the U.S. are leased pursuant to ground or building leases. The leases generally provide for contingent rental based upon operating results (some of which are subject to an annual minimum). Generally, these leases will include renewal options for various periods at stipulated rates. The Company attempts to obtain lease terms that provide for build-to-suit construction obligations of the landlord. No foreign leases have remaining terms of less than five years, and approximately 89% of the Company's foreign leases (541 screens) have remaining terms (including optional renewal periods) of more than 15 years.

    The Company periodically reviews the profitability of each of its theatres, particularly those whose lease terms are about to expire, to determine whether to continue its operations. The Company closed eight theatres (47 screens) in 1999, generally as a result of unfavorable or unavailable lease renewals or individual theatre performance. The closings of these theatres did not have a material effect on the Company's results of operations or financial position. The Company also sold three theatres (23 screens) in 1999.

Item 3:  Legal Proceedings.

    Austin Litigation

    On July 25, 1997, David Witte, Rona Schnall and Laura Brown filed suit in District Court No. 345 of Travis County, Texas against the Company alleging certain violations of the ADA relating to the accessibility of a certain theatre to patrons using wheelchairs. The Company and the plaintiffs have settled this case and the suit was dismissed with prejudice.

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

    In addition to the Lara Case, disabled persons have filed suits in Federal court in Austin, Houston, Beaumont and Mission, Texas alleging certain violations of the ADA identical to those contained in the Lara Case. The Company has filed an answer denying the allegations and claims contained in each of the suits. Although the Company cannot predict the outcome of such litigation, management believes the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operation and cash flows. The Federal courts in Mission, Houston, Beaumont, and Austin have granted stays in their respective cases pending the outcome of the appeal in the Lara Case. A motion to stay the proceedings in Beaumont is pending.

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

    In March 1999, the DOJ filed suit in the United States District Court, Northern District of Ohio, Eastern Division, against the Company alleging violations of the ADA relating to patrons using wheelchairs. The Company will vigorously defend against this suit. The Company is unable to predict the outcome of this litigation.

    Oregon Litigation

    On February 3, 2000, Barbara Cornilles, Edwin Cornilles, Dorothy Johnson, Damara Paris, Stephen Purvis, George Scheler, Susan Teague, and Jackie Woltring filed suit in The United States District Court for the District of Oregon against the Company, Regal Cinemas, Inc., Century Theatres, Inc., and Carmike Cinemas, Inc. alleging certain violations of the ADA relating to accessibility of movie theatres for deaf patrons. The Company has filed an answer denying the allegations. Although the Company is unable to predict the outcome of this litigation management believes the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows.

    From time to time, the Company is involved in various other legal proceedings arising from the ordinary course of its business operations, such as personal injury claims, employment matters and contractual disputes. The Company believes its potential liability with respect to proceedings currently pending is not material in the aggregate to the Company's consolidated financial position, results of operations and cash flows.

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

                                     PART II

Item 5:     Market for Registrant's Common Equity and Related Stockholder
            Matters.

    There is no established public trading market for the Company's Common Stock. As of March 30, 2000, there were 15 holders of record of the Company's Common Stock. The Company has not paid dividends on its Common Stock and does not expect to pay dividends on its Common Stock in the foreseeable future. The Subordinated Notes Indentures and the Credit Facility contain restrictions on the Company's ability to pay dividends on its Common Stock.

Item 6:     Selected Financial Data.

    The following tables set forth selected consolidated financial data for the Company for the periods and at the dates indicated for each of the five most recent fiscal years ended December 31, 1999. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of

Operations and the Company's Consolidated Financial Statements, including the notes thereto, included elsewhere in this report.

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA



                                                                             Year Ended December 31,
                                                 -------------------------------------------------------------------------------
                                                     1995             1996             1997            1998             1999
                                                 -----------      -----------      -----------      -----------      -----------
                                                       (In thousands, except theatres, per share, screen and ratio data)

INCOME STATEMENT DATA (CONSOLIDATED):
      Revenues                                   $   298,559      $   341,731      $   434,598      $   571,219      $   712,604
      Theatre operating costs                        227,719          262,138          322,462          433,259          553,482
      General and administrative expenses             19,555           23,486           27,598           32,947           34,833
      Depreciation and  amortization                  15,925           19,417           25,373           37,197           53,269
      Asset impairment loss (1)                           --            2,382            2,214            9,950            3,720
      (Gain) loss on sale of assets(2)                (4,852)         (10,998)            (189)          (2,266)           2,420
      Operating income(2)                             40,213           45,306           57,140           60,131           64,881
      Interest expense(3)                             19,374           20,376           33,487           43,014           59,867
      Income before extraordinary items and
        cumulative effect of an accounting
        change                                        13,155           14,616           15,019           11,009            4,004
      Net income(4)                                   13,155            5,230           14,705           11,009            1,035
      Diluted earnings per share:
        Before extraordinary items and
          cumulative effect of an accounting
          change                                       80.32            79.93            80.45            59.01            20.88

        Net income                                     80.32            28.60            78.77            59.01             5.40
      Shares outstanding                                 154              180              178              178              178

OTHER FINANCIAL DATA (CONSOLIDATED):
      Cash flow from (used for)
        Operations                               $    36,090      $    58,754      $    61,577      $    64,077      $    97,516
        Investing activities                         (80,268)        (177,423)        (229,302)        (248,143)        (227,583)
        Financing activities                          32,031          119,690          185,424          178,000          114,052
      Theatre level cash flow(5)                      70,840           79,593          112,136          137,960          159,122
      EBITDA(6)                                       55,708           62,579           88,485          110,275          130,214
      Ratio of earnings to fixed charges(7)             1.69x            1.65x            1.49x            1.38x            1.06x

OPERATING DATA:
      United States
        Theatres operated (at period end)(8)             150              158              155              173              185
        Screens operated (at period end)(8)            1,155            1,339            1,437            1,813            2,102
          Total attendance                            61,006           63,774           74,592           85,693           90,996
      Outside United States
        Theatres operated (at period end)(9)               9               11               18               38               69
        Screens operated (at period end)(9)               92              114              187              367              606
        Total attendance                               4,210            8,675           11,668           20,875           39,938

BALANCE SHEET DATA (CONSOLIDATED):
      Cash and temporary cash investments        $    13,925      $    14,383      $    32,120      $    25,646      $     8,872
      Theatre properties and equipment-net           224,482          377,421          548,942          749,692          933,959
      Total assets                                   267,747          432,905          661,597          882,673        1,041,861
      Total long-term debt, including
        current portion                              198,145          297,206          463,501          631,649          778,413
      Shareholders' equity                            11,345           57,363           69,982           75,800           63,851

-------------------

(1) On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Subsequently, the Company has recorded asset impairment charges of $2.4 million, $2.2 million, $9.9 million and $3.7 million in 1996, 1997, 1998 and 1999, respectively, pursuant to Statement of Financial Accounting Standards No. 121 (FASB 121). The asset impairment losses recorded in 1996 and 1997 have been reclassified from depreciation and amortization in these statements to coincide with the 1998 and 1999 presentation.

(2) In 1999, the Company adopted Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," requiring that gains and losses on sale of assets be recorded as a component of operating income. As a result, the Company has reclassified (gains) losses of $(4.9) million, $(11.0) million, $(0.2) million, $(2.3) million and $2.4 million in 1995, 1996, 1997, 1998 and 1999, respectively, from other income and expense to be included as a component of operating income.

(3) Includes amortization of debt issue cost and debt discount and excludes capitalized interest of $0.6 million, $1.7 million, $3.9 million, $2.2 million, $4.4 million and $4.3 million in 1995, 1996, 1997, 1998 and 1999, respectively.

(4) In 1996, an extraordinary loss of $9.0 million (net of related tax benefit) was recognized in connection with the premium paid and the write-off of the unamortized debt issue costs associated with the Senior Notes repurchased.

(5) Revenues less theatre operating costs (which is not a measure of financial performance under generally accepted accounting principles) ("GAAP"). Theatre level cash flow is a financial measure commonly used in the Company's industry and should not be construed as an alternative to cash flow from operations (as determined in accordance with GAAP) as an indicator of operating performance or as a measure of liquidity.

(6) Represents net income before depreciation and amortization, interest expense, changes in deferred lease expense, accrued and unpaid compensation expense relating to any stock appreciation and stock option plans, equity in income (loss) of affiliates, gain (loss) of affiliates, gain (loss) on sale of assets, minority interests, provision for income taxes and extraordinary items. EBITDA is a financial measure commonly used in the Company's industry and should not be construed as an alternative to cash flows from operating activities (as determined in accordance with GAAP), as an indicator of operating performance or as a measure of liquidity. Other definitions of EBITDA may not be comparable with this calculation.

(7) For the purpose of calculating the ratio of earnings to fixed charges, (i) earnings consist of income (loss) before income taxes and extraordinary items plus fixed charges excluding capitalized interest and (ii) fixed charges consist of interest expense, capitalized interest, amortization of debt issue and debt discount and the portion of rental expense which is deemed to be representative of the interest factor.

(8) The data as of period end 1995, 1996, 1997, 1998 and 1999 exclude four theatres (54 screens), five theatres (64 screens), five theatres (64 screens), one theatre (10 screens), and one theatre (10 screens) respectively, operated by the Company pursuant to management agreements.

(9) The data as of period end 1995, 1996, 1997, 1998 and 1999 excludes three theatres (25 screens), four theatres (37 screens), eleven theatres (94 screens), 16 theatres (132 screens), and one theatre (12 screens) respectively, operated through affiliates of the Company in Canada, Chile, Argentina, Peru, El Salvador, Costa Rica and Japan.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

         The following is an analysis of the financial condition and results of operations of the Company. This analysis should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this report.

         The Company's revenues are generated primarily from box office receipts and concession sales. The Company's revenues are affected by changes in attendance and average admission and concession revenues per patron. Attendance is primarily affected by the commercial appeal of the films released during the period or year reported. Since the Company's formation, attendance has grown principally from the development and acquisition of theatres. The Company has generally experienced increases in average admission and concession revenues per patron from ticket and concession price increases as well as the development of theatres in markets that can support higher ticket and concession prices. Additional revenues related to theatre operations are generated by screen advertising, pay phones, ATM charges, and electronic video games installed in video arcades located in some of the Company's theatres.

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

    Conversely, facility lease expense is primarily a fixed cost at the theatre level as the Company's facility leases generally require a fixed monthly minimum rent payment. Facility lease expense as a percentage of revenues is also affected by the number of leased versus fee owned facilities. As a result of the two sale leaseback transactions which occurred in the first and fourth quarters of 1998, the addition of a larger proportion of leased theatre properties has resulted in an increase in facility lease expense as a percentage of revenues in 1998 and 1999.

    Utilities and other costs include certain costs that are fixed such as property taxes, certain costs which are variable such as liability insurance, and certain costs that possess both fixed and variable components such as utilities, repairs and maintenance and security services.

    The results of operations of acquired theatres are included in the Company's Consolidated Financial Statements from their date of acquisition. Fiscal years ended December 31, 1997, 1998 and 1999 are not directly comparable due to the effects of new theatre openings, acquired theatres and the impact of the debt service associated with certain financings undertaken. Theatre closings have had no significant effect on the operations of the Company.

RESULTS OF OPERATIONS

    Set forth below is a summary of operating revenues and expenses, certain income statement items expressed as a percentage of revenues, average screen count and revenues per average screen count for the three most recent fiscal years ended December 31.

                                                          1997         1998         1999
                                                         ------       ------       ------

OPERATING DATA (In millions)
Revenues
  Admissions                                             $274.8       $363.2       $459.3
  Concessions                                             149.2        192.1        221.1
  Other                                                    10.6         15.9         32.2
                                                         ------       ------       ------
     Total revenues                                      $434.6       $571.2       $712.6
                                                         ======       ======       ======
Cost of operations
    Film rentals and advertising                         $148.7       $197.2       $246.4
    Concession supplies                                    22.5         30.4         38.2
    Salaries and wages                                     56.0         69.4         82.9
    Facility leases                                        38.7         61.3         89.8
    Utilities and other                                    56.6         75.0         96.2
                                                         ------       ------       ------
       Total cost of operations                          $322.5       $433.3       $553.5
                                                         ======       ======       ======
OPERATING DATA AS A PERCENTAGE OF TOTAL REVENUES(1):
Revenues
  Admissions
  Concessions                                              63.2%        63.6%        64.5%
  Other                                                    34.4         33.6         31.0
     Total revenues                                         2.4          2.8          4.5
                                                         ------       ------       ------
                                                          100.0        100.0        100.0

Cost of operations
  Film rentals and advertising(1)                          54.1         54.3         53.6
  Concession supplies(1)                                   15.1         15.8         17.3
  Salaries and wages                                       12.9         12.1         11.6
  Facility leases                                           8.9         10.7         12.6
  Utilities and other                                      13.0         13.1         13.5

Total cost of operations                                   74.2         75.8         77.7
General and administrative expenses                         6.4          5.8          4.9
Depreciation and amortization(2)                            5.8          6.5          7.5
Asset impairment loss(2)                                    0.5          1.7          0.5
(Gain) loss on sale of assets(3)                           (0.1)        (0.4)         0.3
Operating income(3)                                        13.1         10.5          9.1
Interest expense(4)                                         7.7          7.5          8.4
Net income before extraordinary items and cumulative
effect of an accounting change                              5.9          3.9          0.6
Net income                                                  3.4          1.9          0.1



                                                   Year Ended December 31,
                                             ----------------------------------
                                               1997         1998         1999
                                             --------     --------     --------
Average screen count (month end average)        1,523        1,879        2,454
                                             ========     ========     ========
Revenues per average screen count            $285,357     $303,991     $290,412
                                             ========     ========     ========

(1) All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues, and concession supplies, which are expressed as a percentage of concessions revenues.

(2) On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Subsequently, the Company has recorded asset impairment charges of $2.2 million, $9.9 million and $3.7 million in 1997, 1998, and 1999, respectively, pursuant to Statement of Financial Accounting Standards No. 121 (FASB 121). The asset impairment losses recorded in 1997 has been reclassified from depreciation and amortization in these statements to coincide with the 1998 and 1999 presentation.

(3) In 1999, the Company adopted Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," requiring that gains and losses on sale of assets be recorded as a component of operating income. As a result, the Company has reclassified gains of $0.2 million and $2.3 million in 1997 and 1998, respectively, from other income and expense to be included as a component of operating income and recorded a loss on sale of assets of $2.4 million in 1999.

(4) Includes amortization of debt issue cost and debt discount and excludes capitalized interest of $2.2 million, $4.4 million and $4.3 million in 1997, 1998 and 1999, respectively.

  COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

    Revenues. Revenues in 1999 increased to $712.6 million from $571.2 million, a 24.8% increase. The increase in revenues is primarily attributable to a 18.4% increase in attendance as the result of the first full year of operations of 585 screens opened in 1998 and the net addition of 528 screens in 1999. Revenues were also positively affected by an increase in admission and concession revenues per patron of 3.5%. Revenues per average screen decreased 4.5% to $290,412 for 1999 from $303,991 for 1998. However, substantially all of the decrease in revenues per average screen resulted from the devaluation of the Brazilian and Ecuadorian currencies in 1999.

    Cost of Operations. Cost of operations, as a percentage of revenues, increased to 77.7% in 1999 from 75.8% in 1998. The increase as a percentage of revenues resulted from an increase in concession supplies as a percentage of concession revenues to 17.3% in 1999 from 15.8% in 1998 as a result of the greater number of international theatres in operation, an increase in facility lease expense as a percentage of revenues to 12.6% in 1999 from 10.7% in 1998 and an increase in utilities and other expense as a percentage of revenues to 13.5% in 1999 from 13.1% in 1998 which was partially offset by a decrease in film rentals and advertising expense as a percentage of admission revenues to 53.6% in 1999 from 54.3% in 1998 and a decrease in salaries and wages expense as a percentage of revenues to 11.6% in 1999 from 12.1% in 1998.

    General and Administrative Expenses. General and administrative expenses, as a percentage of revenues, decreased to 4.9% in 1999 from 5.8% in 1998. The decrease is primarily attributable to the 24.8% increase in revenues resulting from screen additions and increases in admissions and concessions per patron. The absolute level of general and administrative expenses increased to $34.8 million for 1999 from $32.9 million for 1998. The increase in general and administrative expenses is attributed to costs (primarily salaries and wages) associated with the Company's expansion program.

    Depreciation and Amortization. Depreciation and amortization increased $16.1 million in 1999 to $53.3 million from $37.2 million in 1998, an increase of 43.3%. The increase is a result of the net addition of $219.5 million in theatre property and equipment during 1999, a 24.7% increase over 1998. The difference in the percentage increase in depreciation and amortization compared to the increase in theatre property and equipment is a result of the timing of when the additions were placed in service during the period.

    Asset Impairment Loss. The Company recorded asset impairment charges of $3.7 million in 1999 and $9.9 million in 1998 pursuant to Statement of Financial Standards No. 121 (FASB 121). In accordance with FASB 121, the Company wrote down the assets of certain theatres to their fair value.

    (Gain) Loss on Sale of Assets. The Company recorded a loss on sale of assets of $2.4 million in 1999 and a gain on sale of assets of $2.3 million in 1998.

    Interest Expense. Interest costs incurred, including amortization of debt issue cost and debt discount, increased 35.4% to $64.2 million (including the capitalization of $4.3 million of interest to properties under construction) from $47.4 million in 1998 (including the capitalization of $4.4 million of interest to properties under construction). The increase in interest costs incurred during 1999 was due principally to an increase in average debt outstanding resulting from borrowings under the Company's Credit Facility.

    Income Taxes. Income taxes decreased to $3.7 million in 1999 compared to $11.5 million in 1998, a 68% decrease resulting primarily from the decrease in income before income taxes, extraordinary items and cumulative effect of an accounting change to $7.7 million in 1999 from $22.5 million in 1998. The Company's effective rate for 1999 decreased to 48.1% from 51.0% in 1998. The effective rates reflect a reduction in overall foreign losses which are fully reserved and a reduction in other permanent differences, primarily goodwill.

    Net Income Before Extraordinary Items and Cumulative Effect of an Accounting Change. Net income before extraordinary items and cumulative effect of an accounting change of $4.0 million for 1999 and $11.0 million for 1998 included the losses of foreign subsidiary operations of $8.8 million (net of minority interest) and $3.0 million (net of minority interest), respectively.

  COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

    Revenues. Revenues in 1998 increased to $571.2 million from $434.6 million, a 31.4% increase. The increase in revenues is primarily attributable to a 29.3% increase in attendance as the result of the first full year of operations of 181 screens opened in 1997 and the net addition of 585 screens in 1998. Revenues were also positively affected by an increase in admission and concession revenues per patron of 1.3%. Revenues per average screen increased 6.5% to $303,991 for 1998 from $285,357 for 1997.

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

    Depreciation and Amortization. Depreciation and amortization increased $11.8 million in 1998 to $37.2 million from $25.4 million in 1997, an increase of 46.5%. The increase is a result of the net addition of $244.0 million in theatre property and equipment during 1998, a 37.9% increase over 1997. The difference in the percentage increase in depreciation and amortization compared to the increase in theatre property and equipment is a result of the timing of when the additions were placed in service during the period.

    Asset Impairment Loss. The Company recorded asset impairment charges of $9.9 million in 1998 and $2.2 million in 1997 pursuant to Statement of Financial Accounting Standards No. 121 (FASB 121). In accordance with FASB 121, the Company wrote down the assets of certain theatres to their fair value.

    (Gain) Loss on Sale of Assets. The Company recorded a gain on sale of assets of $2.3 million in 1998 and $0.2 million in 1997.

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

          Net Income Before Extraordinary Items and Cumulative Effect of an Accounting Change. Net income before extraordinary items and cumulative effect of an accounting change of $11.0 million for 1998 and $15.0 million for 1997 included the losses of foreign subsidiary operations of $3.0 million (net of minority interest) and $2.3 million (net of minority interest), respectively.

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

         In 1998, two of the countries where the Company operates (Mexico and Ecuador) were deemed highly inflationary. In 1999, the economy of Mexico reverted back to a non-highly inflationary status in which the peso again became the functional currency of Cinemark de Mexico, S.A. de C.V. resulting in certain assets, liabilities and equity accounts being restated at the current exchange rate. Thus, changes in the peso have been recorded in the accumulated other comprehensive loss account as a reduction to shareholders' equity during 1999. Ecuador continues to operate in a highly inflationary economy, and thus the Company recorded an exchange gain of $0.1 million in 1999 related to the Ecuadorian sucre currency fluctuations.

         In 1999, the remaining countries where the Company operates were not deemed highly inflationary. Thus, any fluctuation in the currency results in the Company recording a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account.

         In January 1999, the Brazilian government allowed the Brazilian currency (the "Real") to float against the U.S. dollar instead of maintaining a pre-established trading ban. In connection with this decision, the Real devalued significantly against the U.S. dollar to 1.8 Reais to the U.S. dollar as of December 31, 1999. As a result, Cinemark Brasil S.A. recorded a cumulative unrealized currency translation adjustment to the accumulated other comprehensive loss account as a reduction to shareholders' equity of $11.0 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's revenues are collected in cash, primarily through box office receipts and the sale of concession items. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" and, as a result, historically has not required traditional working capital financing. Primarily due to the lack of significant inventory and accounts receivable, the Company has typically operated with a negative working capital position for its ongoing theatre operations. The major film distributors generally release during the summer and holiday seasons those films which they anticipate will be the most successful. Consequently, the Company typically generates higher revenues during such periods. The Company's cash flow from operations was $97.5 million in 1999 compared to $64.1 million in 1998 and $61.6 million in 1997.

         The Company's theatres are typically equipped with modern projection and sound equipment, with approximately 86% of the screens operated by the Company having been built during the 1990's. The Company's investing activities have been principally in connection with new theatre openings and acquisitions of existing theatres and theatre circuits and have amounted to $227.6 million, $248.1 million and $229.3 million in 1999, 1998 and 1997, respectively. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under the Company's bank line of credit. Cash flow from financing activities amounted to $114.1 million, $178.0 million and $185.4 million in 1999, 1998 and 1997, respectively. During 1999, the Company opened 19 theatres (333 megaplex screens and 2 IMAX(R)3D screens) in the U.S. and Canada. In addition, in the U.S., as of March 30, 2000, the Company opened 3 theatres (52 screens) and has approximately 6 theatres (88 megaplex screens and 3 IMAX(R)3D screens) scheduled to open by the end of 2000. All of these theatres will be megaplexes which may cost in excess of $15 million per theatre. The Company currently estimates that its capital expenditures for the development of these approximately 143 screens in the U.S. in 2000 will be approximately $75 million. As of March 30, 2000, the Company had expended approximately $20 million toward the development of these screens. The Company plans to fund capital expenditures for its development from cash flow from operations, borrowings under the Credit Facility and sale leaseback transactions. At the end of 1999, the Company owned approximately
$350 million of real estate and improvements resulting from the development of megaplex facilities over the last several years. The Company plans to enter into sale and leaseback transactions relating to certain of these facilities provided that the Company can secure favorable terms. Actual expenditures for theatre development and acquisitions during 2000 are subject to change based upon the availability of attractive opportunities for expansion of the Company's theatre circuit.

         On August 15, 1996, the Company issued $200 million principal amount of Series B Senior Subordinated Notes which bear interest at a rate of 9-5/8% per annum (the "Series B Notes"), payable semi-annually on February 1 and August 1 of each year. The Series B Notes were issued at 99.553% of the principal face amount (a discount of $4.47 per $1,000 principal amount). The net proceeds to the Company from the issuance of the Series B Notes (net of discount, fees and expenses) were approximately $193.2 million. The proceeds from the Series B Notes were used to repurchase the Company's $125 million aggregate principal amount 12% Senior Notes due 2002 (the "Senior Notes"). Excess proceeds were utilized to reduce borrowings under the Company's Credit Facility and for general corporate purposes.

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

         In February 1998, the Company replaced its existing credit facility with a reducing, revolving credit agreement ("Credit Facility") through a group of banks for which Bank of America National Trust and Savings Association acts as Administrative Agent. The Credit Facility provides for loans to the Company of up to $350.0 million in the aggregate. The Credit Facility is a reducing, revolving credit facility; therefore, at the end of each quarter during the calendar year 2001, 2002, 2003, 2004 and 2005, the aggregate commitment is reduced in the amount of $8,750,000, $11,812,500, $13,125,000, $12,031,000 and
$6,562,500, respectively. The Company is required to prepay all loans outstanding in excess of the aggregate commitment as reduced pursuant to the terms of the Credit Facility. Borrowings under the Credit Facility are secured by a pledge of a majority of the issued and outstanding capital stock of the Company. Pursuant to the terms of the Credit Facility, funds borrowed currently bear interest at a rate per annum equal to the Offshore Rate (as defined in the Credit Facility) or the Base Rate (as defined in the Credit Facility, as the case may be), plus the Applicable Margin (as defined in the Credit Facility). As of March 30, 2000, the Company had borrowed $325 million under the Credit Facility with the average interest rate on such borrowings being 8.1% per annum.

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

         In October 1998, the Company completed a second sale leaseback transaction (the "Second Sale Leaseback") pursuant to which the Company sold the land, building and site improvements of one theatre property to a special purpose entity for an aggregate purchase price equal to approximately $13.9 million. Simultaneously with the sale, the Company entered into an operating lease for the property for a base term equal to approximately 20 years at a fixed monthly rental payment of $119,000 or $1.4 million annually.

         In December 1999, the Company completed a third sale leaseback transaction (the "Third Sale Leaseback") pursuant to which the Company sold the land, building and site improvements of its corporate office property to a special purpose entity for an aggregate purchase price equal to approximately $20.3 million. Simultaneously with the sale, the Company entered into an operating lease for approximately 60% of the property for a base term equal to 10 years at a fixed monthly rental payment of $114,000 or $1.4 million annually for the first seven years and $123,000 or $1.5 million annually for the final three years.

         In February 2000, the Company repurchased 159 shares of its Class B common stock as treasury stock from an employee of the Company at $1,674 per share and repurchased 34 shares of its Class B common stock as treasury stock from a former employee of the Company at $1,000 per share.

         In 1992, the Company formed Cinemark International to develop and acquire theatres in international markets. As of March 30, 2000, Cinemark International, through its affiliates, operated 69 theatres (606 screens) principally in Latin America. The following table summarizes the Company's and Cinemark International's holdings in each international market, the number of theatres and screens in such market as of March 30, 2000 and the number of theatres and screens under construction in 2000.

                       Year of                                    Operating             Planned Openings thru 2000
Country               Formation       Ownership%               Theatres/Screens              Theatres/Screens
-------               ---------       ----------               ----------------              ----------------

Mexico                  1992             95%               20 theatres (192 screens)      4 theatres (39 screens)
Chile                   1992             98%               11 theatres (89 screens)       2 theatres (10 screens)
Argentina(2)            1995            100%                7 theatres (59 screens)       2 theatres (20 screens)
Brazil                  1996             60%               19 theatres (174 screens)      6 theatres (56 screens)
Ecuador                 1996             60%                2 theatres (16 screens)
Peru(1)                 1996            100%                2 theatres (21 screens)
Central America         1997             50%                7 theatres (45 screens)       2 theatres (16 screens)
Colombia                1998             51%                1 theatre  (10 screens)       1 theatre (6 screens)
United Kingdom          1998            100%                      N/A                            N/A
Taiwan                  1998             51%                      N/A                            N/A
Germany                 1999            100%                      N/A                     1 theatre  (13 screens)

    Total                                                  69 theatres (606 screens)     18 theatres (160 screens)

-------------------

1. In the first quarter of 1999, Cinemark International assigned its interests in Peru to the Company. The Company has designated this operating company as a Restricted Subsidiary (as such term is defined in the Company's debt agreements).


2. In the fourth quarter of 1999, Cinemark International assigned all of its interests in all of the companies located in Argentina to a subsidiary of the Company. The Company has designated these operating companies Restricted Subsidiaries (as such term is defined in the Company's debt agreements).

         The Company, through Cinemark International and its affiliates, plans to invest up to an additional $100 million in international ventures, over the next three years. The Company anticipates that investments in excess of Cinemark International's available cash will be funded by the Company or by debt or equity financing to be provided by third parties directly to Cinemark International or its subsidiaries.

         In August 1998, the Company formed Cinemark Investments Corporation for the purpose of financing its Brazilian operations by investing in foreign fixed rate notes issued by Cinemark Brasil S.A., an indirect

Brazilian subsidiary of the Company. In September 1998, Cinemark Investments Corporation executed a credit agreement with Bank of America that provides Cinemark Investments Corporation up to $20 million in the aggregate under a revolving line of credit facility (the "Cinemark Investments Credit Agreement"). The Cinemark Investments Credit Agreement is secured by an assignment of certain fixed rate notes issued by Cinemark Brasil S.A. to Cinemark Investments Corporation and an unconditional guaranty by the Company. Pursuant to the terms of the Cinemark Investments Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate or the Base Rate (both defined in the Cinemark Investments Credit Agreement) as the case may be. As of March 30, 2000, Cinemark Investments Corporation had borrowed $20 million under the Cinemark Investments Credit Agreement, the proceeds of which were used to purchase fixed rate notes issued by Cinemark Brasil S.A. bearing interest at 13.25%. The effective interest rate on such borrowings as of March 30, 2000 is 8.4% per annum.

     In September 1998, Cinemark International incorporated Cinemark Theatres U.K. Ltd., an English company, to develop state-of-the-art multiplex theatres in the United Kingdom. Cinemark Theatres U.K. Ltd. is a wholly-owned subsidiary of Cinemark International. Cinemark Theatres U.K. Ltd. expects to begin construction on 1 theatre (10 screens) in 2000.

     In September 1998, Cinemark International entered into a joint venture agreement with Core Pacific Ltd. to develop state-of-the-art multiplex theatres in Taiwan, Republic of China. The joint venture will conduct its business through Cinemark-Core Pacific Ltd. which is 50.5% owned by Cinemark International and 49.5% owned by Core Pacific Ltd. Cinemark-Core Pacific Ltd. expects to begin construction on one theatre (10 screens) during 2000.

     In November 1998, Cinemark Mexico executed a credit agreement with Bank of America National Trust and Savings Association for itself and as Administrative Agent (the "Cinemark Mexico Credit Agreement"). The Cinemark Mexico Credit Agreement is a revolving credit facility and provides for a loan to Cinemark Mexico of up to $30 million in the aggregate. The Cinemark Mexico Credit Agreement is secured by a pledge of 65% of the stock of Cinemark de Mexico S.A. de C.V. and an unconditional guaranty by the Company. Pursuant to the terms of the Cinemark Mexico Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate (as defined in the Cinemark Mexico Credit Agreement) or the Base Rate (as defined in the Cinemark Mexico Credit Agreement), as the case may be, plus the Applicable Margin (as defined in the Cinemark Mexico Credit Agreement). Cinemark Mexico borrowed $30 million under the Cinemark Mexico Credit Agreement, the proceeds of which were used to repay an intercompany loan of Cinemark Mexico from Cinemark International. Cinemark International used the proceeds of such repayment to repay all outstanding indebtedness under its then existing credit facility with Bank of America National Trust and Savings. The effective interest rate on such borrowings as of March 30, 2000 is 7.6% per annum.

     In December 1998, Cinemark International entered into a joint venture agreement with Casa Editorial El Tiempo S.A., Tempora S.A. and Prodiscos S.A. to develop state-of-the-art multiplex theatres in Colombia. The joint venture will conduct its business through Cinemark Colombia S.A. which is owned 50.1% by Cinemark International, and the remaining 49.9% is collectively owned by Casa Editorial El Tiempo S.A., Tempora S.A. and Prodiscos S.A. Cinemark Colombia S.A. currently operates one theatre (10 screens) and plans to open one theatre (6 screens) in 2000.

     In September 1999, Cinemark International acquired all of the shares of its Argentine joint venture partner, Prodecine S.A., which held the remaining 50% of the shares of Cinemark Argentina S.A. Cinemark International paid $2.8 million in cash and delivered the following promissory notes bearing interest at the rate of 10% per annum: (a) totaling US$2.5 million due January 2000, (b) totaling US$2.5 million due April 2000, (c) totaling A$2.5 million pesos due July 2000, (c) totaling A$3.5 million pesos due October 2000. The 100% interests in Prodecine S.A., Cinemark Investments Argentina, S.A. and Cinemark Argentina, S.A. held by Cinemark International were transferred to one of the Company's subsidiaries in December 1999.

     In December 1999, the shareholders of Cinemark Brasil agreed to increase the capital of Cinemark Brasil in the aggregate amount of $9,000,000. Cinemark International, through Cinemark Enpreendimentos e Participacoes, Ltda., funded US$2,686,000 in December 1999 and will fund an additional $3,283,500 in April 2000. The remaining amounts will be funded by the other shareholders.

Year 2000 Compliance

     The Company recognized that the arrival of the Year 2000 posed a unique worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000, and like other companies, spent a considerable amount of time in 1999 updating its computer applications and business processes to ensure their continued functionality in the Year 2000 and beyond.

         Prior to January 1, 2000, the necessary modifications to the day-to-day operating and reporting systems for all theatres and the U.S. and various international corporate offices were successfully completed to ensure compliance in the Year 2000 and beyond. The costs to modify these existing systems to ensure Year 2000 compliance were less than $100,000.

         In addition, the Company purchased a new Year 2000 compliant financial reporting and distribution system that was successfully made operational on January 4, 1999. The decision to purchase this new system at a cost of more than $1 million was made by management in order to effectively handle the increasing financial reporting and analysis needs of the Company in the years to come as the Company continues at its rapid growth rate.

New Accounting Pronouncements

         On January 1, 1999 the Company adopted Statement of Position (SOP) 98-5 requiring start-up activities and organization costs to be expenses as incurred. The Company's practice had been to capitalize organization costs associated with the organization of new entitles as well as costs associated with forming international joint ventures as deferred charges and to amortize them over the anticipated life of the respective entity or venture. The adoption of this new accounting pronouncement resulted in the aggregate write-off of the unamortized organization costs of $3,386,207 on January 1, 1999. This charge was recorded as a cumulative effect of a change in accounting principle as a one-time non-cash charge to income of $2,968,637 (net of tax) in the first quarter of 1999.

         For years beginning after 1998, the Company adopted the exception allowed under Accounting Principles Board (APB) Opinion No. 23 for undistributed earnings of foreign subsidiaries located in Mexico, Peru, Argentina and Honduras. Deferred U.S. federal income taxes are not provided on the undistributed earnings of these foreign subsidiaries as management plans to reinvest these earnings in those countries. In the fourth quarter of 1999, the Company adopted the exception on prior undistributed earnings of these subsidiaries since management plans to reinvest the prior earnings in those countries as well. The Deferred U.S. federal income taxes provided on these prior undistributed earnings is $2,167,642. The cumulative amount of prior and current undistributed earnings of these foreign subsidiaries on which the Company does not recognize income taxes is $13,366,767.

         In 1999, the Company adopted Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," requiring that gains and losses on sale of assets be recorded as a component of operating income. The Company's practice had been to classify these gains and losses as other income and expense. As a result of the new accounting pronouncement, the Company has reclassified gains of $189,352 and $2,266,320 and losses of $2,419,511 from other income and expense to be included as a component of operating income in 1997, 1998 and 1999, respectively.

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

Item 7A: Quantitative and Qualitative Disclosures About Market Risk.

         The Company has limited exposure to financial market risks, including changes in interest rates and other relevant market prices. The Company does not have any derivative financial instruments in place as of December 31, 1999.

         An increase or decrease in interest rates would affect interest costs relating to the Company's variable rate credit facilities. The Company and/or its subsidiaries are currently parties to such variable rate credit facilities. At December 31, 1999, there was an aggregate of approximately $386 million of variable rate debt outstanding under these facilities. The Company has no interest rate swaps or other hedging facilities relating to these credit facilities. These facilities represent approximately 50% of the Company's outstanding long-term debt. Changes in interest rate do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

     The table below provides information about the Company's fixed rate and variable rate long-term debt agreements at December 31, 1999:

                                                           1999          1999
(in millions)                                            Carrying    Fair Market
                                                          Amount         Value
                                                        ----------    ----------
Long-term debt:
     Fixed Rate                                         $      392    $      439


     Variable Rate                                      $      386    $      394
                                                        ----------    ----------

                                                        $      778    $      833
                                                        ==========    ==========



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


Item 9:  Changes in and Disagreements on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10:          Directors and Executive Officers of the Registrant.

         The directors and executive officers of the Company are:

         NAME                      AGE                        POSITION
         ----                      ---                        --------

Lee Roy Mitchell*                  63      Chairman of the Board; Chief Executive Officer; Director
Tandy Mitchell                     49      Vice Chairman of the Board; Executive Vice President;
                                           Secretary; Director
Alan W. Stock+                     39      President; Chief Operating Officer; Director
Jeffrey J. Stedman(1)              37      Senior Vice President; Treasurer; Chief Financial Officer; Assistant
                                           Secretary; Director
Rob Carmony                        42      Senior Vice President-Director of Operations
Margaret E. Richards               41      Vice President-Real Estate; Assistant Secretary
Jerry Brand                        54      Vice President-Film Licensing
Walter Hebert                      54      Vice President-Purchasing
Don Harton                         42      Vice President-Construction
Randy Hester                       47      Vice President-Marketing
Philip Wood                        36      Vice President
Michael Cavalier                   33      Vice President - General Counsel
W. Bryce Anderson*+                57      Director
Heriberto Guerra, Jr.+             50      Director
James A. Stern                     49      Director
James L.  Singleton+               44      Director
Denny Rydberg                      55      Director

--------------------------

*        Member Audit Committee

+        Member Compensation Committee

(1) Effective mid-April, 2000, Jeffrey J. Stedman will resign as Senior Vice President, Treasurer, Chief Financial Officer and Assistant Secretary of the Company.

     The Shareholders' Agreement (as defined herein) contains a voting agreement pursuant to which Mr. Mitchell agreed to vote his share of common stock of the Company to elect designees of Cypress Advisors L.P. ("CALP") to the Board of Directors of the Company. As of March 30, 2000, CALP had the right to designate two board members. Additionally, the Shareholders' Agreement provides that the Company must obtain the written consent of CALP for certain corporate acts.

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

     Michael Cavalier has served as Vice President-General Counsel of the Company since July 1999. From July 1997 to July 1999, Mr. Cavalier was General Counsel of the Company and from July 1993 to July 1997 was Associate General Counsel of the Company. Prior to joining the Company in July 1993, Mr. Cavalier was an associate attorney at the Dallas office of Akin, Gump, Strauss, Hauer & Feld, L.L.P.

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

     James A. Stern was elected Director of the Company in March 1996. Mr. Stern has been Chairman of The Cypress Group L.L.C. ("Cypress Group") since its formation in April 1994. Prior to joining Cypress Group, Mr. Stern spent his entire career with Lehman Brothers, an investment banking firm, most recently as head of the Merchant Banking Group. He served as head of Lehman's High Yield and Primary Capital Markets Groups, and was co-head of Investment Banking. In addition, Mr. Stern was a member of the firm's Operating Committee. Mr. Stern also serves on the board of directors of Amtrol, Inc., Franks Nursery & Crafts, Inc., WESCO International, Inc. and Lear Corporation.

     James L. Singleton was elected Director of the Company in March 1996. Mr. Singleton has been Vice Chairman of Cypress since its formation in April 1994. Prior to joining Cypress Group, Mr. Singleton was a Managing Director with Lehman Brothers, Inc., an investment banking firm. Mr. Singleton also serves on the board of directors of Genesis Health Ventures, Inc., William Scorsman, Inc., WESCO International, Inc., ClubCorp, Inc., Danka Business Systems PLC and Thebault Company.

     Denny Rydberg was elected Director of the Company in July 1997. Mr. Rydberg has been President of Young Life since July 1993. Prior to joining Young Life, Mr. Rydberg was Director of University Ministries at University Presbyterian Church, Vice President of Youth Specialties and Director of Operations for Inspirational Films.

Item 11: Executive Compensation

                           SUMMARY COMPENSATION TABLE

                                                                    Annual Compensation                  Long Term
                                                                   -----------------------             Compensation
                                                                                                           Awards
                                                                                                       ------------
                                                                                                         Securities
                                                                                                         Underlying       All Other
                                                                   Salary (A)        Bonus              Options/SARs    Compensation
    Name and Principal Position                         Year          ($)             ($)                   (#)              ($)
    ---------------------------                         ----       ----------        -----              ------------    ------------

Lee Roy Mitchell, Chairman of the Board                 1999        392,162               -0-                --           118,040(B)
and Chief Executive Officer                             1998        356,511         1,643,489                --           118,040(B)
                                                        1997        324,101         1,675,910                --           120,794(C)


Alan Stock, President and Chief Operating               1999        311,250               -0-                --             7,500(D)
Officer                                                 1998        285,000           121,239(E)            300             7,500(D)
                                                        1997        252,484            75,000                --             7,125(D)

Jeffrey J. Stedman, Senior Vice President, Treasurer    1999        222,400               -0-                               7,500(D)
and Chief Financial Officer                             1998        200,000            85,080(E)            300             7,500(D)
                                                        1997        175,000            57,500                --             7,125(D)


Tim Warner, President -                                 1999        252,400               -0-                --             7,500(D)
Cinemark International (G)                              1998        230,000            97,842(E)            300             7,500(D)
                                                        1997        200,000            60,000               200             7,125(D)

Jerry Brand, Vice President-Film Licensing(H)           1999        222,400               -0-                --             7,500(D)
                                                        1998        200,000            63,800(E)            150             7,500(D)
                                                        1997        187,250        $   42,131                --             7,125(D)

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

(E)      Bonuses were earned in 1998, but were paid in February 1999.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR



     There were no Options/SAR grants to the named Executive Officers for fiscal year ended December 31, 1999

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                    Number of Securities
                                                                         Underlying       Value of Unexercised
                                                                         Unexercised          In-The-Money
                                                                       Options/SARs at       Options/SARs at
                                                                          FY-End (#)            FY-End ($)
                         Shares Acquired on                              Exercisable/          Exercisable/
      Name                   Exercise (#)     Value Realized ($)         Unexercisable        Unexercisable
      ----                   ------------     ------------------         -------------        -------------

Lee Roy Mitchell                  --                --                            --                --
Alan Stock                        --                --                      1877/240               (A)
Jeffrey J. Stedman                --                --                       485/240               (A)
Tim Warner                        --                --                       444/456               (A)
Jerry Brand                       --                --                       140/210               (A)

-------------------------------------------------

(A) The Company has the right to call the shares issuable upon exercise of the options for terminating employees. The call price increases over the five year vesting period of the options.


401(k) PENSION PLAN

     The Company sponsors a defined contribution savings plan (the "401(k) Plan") whereby certain employees of the Company or its subsidiaries may (under current administrative rules) elect to contribute, in whole percentages between 1% and 15% of such employee's compensation, provided no employee's elective contribution shall exceed the amount permitted under Section 402(g) of the Internal Revenue Code of 1986, as amended ($10,000 in 1999). A discretionary matching contribution is made by the Company annually ($1.0 million in the aggregate in 1999) to individual accounts. The Company's matching contribution is subject to vesting and forfeiture. The Company's contributions vest to individual accounts at the rate of twenty percent (20%) per year beginning two years from the date of employment. After an employee has worked for seven years, employees have full and immediate vesting rights to all of the Company's matching contributions. The Company's contributions to the accounts of the named Executive Officers are included in the Summary Compensation Table.

EMPLOYMENT AGREEMENTS

     Mr. and Mrs. Mitchell each have an employment agreement with the Company which contains the terms described below.

     Lee Roy Mitchell's 1999 base salary was $392,162 and will increase thereafter at the rate of 10% per year. In addition, Mr. Mitchell (i) is entitled to receive an annual bonus, subject to approval by the Board of Directors, which together with base salary may not exceed $2 million, which bonus was $0.00 for the year ended December 31, 1999, (ii) is reimbursed for expenses incurred by him in connection with his duties, and (iii) receives the use of an automobile of his choice to be replaced at his election every three years, a club membership of his choice, a whole life insurance policy in the amount of $3.3 million insuring his life during the period of his employment and any other benefits generally available to the executives of the Company. The maximum base salary and bonus which Mr. Mitchell is entitled to receive for any calendar year is limited to $2 million and the payment of any bonus requires board approval. The employment agreement terminates on the earlier of (i) Mr. Mitchell's death or permanent disability (except with respect to amounts payable as described in the following sentence) or (ii) December 31, 2001. In the event of Mr. Mitchell's permanent disability, he will be entitled to receive $10,000 per month for a period of 60 months.

     Tandy Mitchell's 1999 base salary was $175,384 and will increase thereafter at the rate of 10% per year. In addition, Mrs. Mitchell (i) is reimbursed for expenses incurred by her in connection with her duties and (ii) receives the use of an automobile of her choice to be replaced at her election every three years, a whole life insurance policy in the amount of $1.0 million insuring her life during the period of her employment and any other benefits generally available to the executives of the Company. The employment agreement terminates on the earlier of (i) Mrs. Mitchell's death or permanent disability or (ii) December 31, 2001.

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

     During 1999, there were no options granted, exercised or forfeited under the Plan. As of March 30, 2000, there were outstanding under the Plan options to purchase 6,838 shares of the Company's Class B Common Stock.

     Independent Director Stock Options

     The Company has granted the unaffiliated directors of the Company options to purchase up to an aggregate of 900 shares of the Company's Class B Common Stock at an exercise price of $833.34 per share (the "Director Plan"). Effective April 15, 1995, the Company amended the Director Options to reduce the aggregate number of shares of common stock issuable pursuant to the Director Options from 900 to 600 and to reduce the exercise price of the Director Options from $833.34 per share to $1.00 per share. The Director Options vested on June 1, 1997. The options expire ten years from the date of grant. In December 1998, the Company granted an unaffiliated director of the Company options to purchase 200 shares of the Company's Class B Common Stock at an exercise price of $1.00 per share. The options vest five years from the date of grant and expire ten years from the date of grant. A director's options are forfeited if the director resigns or is removed from the Board of Directors of the Company.

     During 1999, there were no options granted, exercised or forfeited under the Director Plan. As of March 30, 2000, there were outstanding options to purchase 800 shares of the Company's Class B Common Stock issued to directors of the Company.

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

     In January 1999, the Company granted options to purchase 40 shares with an exercise price of $1,674. The Company believes that the market value of a share of Class B Common Stock on the date of grant exceeded the option price by approximately $426. As a result, the Company accrued $17,040 for unearned compensation and will amortize the non-cash expense at a rate of $3,408 per year during the five year vesting period for the options granted. In September and December 1999, 75 and 50 long term incentive plan options were forfeited, respectively. During 1999, there were no options exercised under the 1998 Plan. As of March 30, 2000, there were outstanding under the 1998 Plan options to purchase 5,365 shares of the Company's Class B Common Stock.

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


Item 12:      Security Ownership of Certain Beneficial Owners and Management.

     The following table and the accompanying footnotes set forth, as of March 30, 2000, the beneficial ownership of the Company's Common Stock by (i) each person who is known to the Company to own beneficially more than 5% of either class of its outstanding Common Stock, (ii) each director and named executive officer, and (iii) all officers and directors as a group:

                                                                                                        Combined
Names and                                                  Number of                 Percent of          Percent
Addresses(1)                    Title of Class             Shares (2)                  Class            of Classes
---------                       --------------             ----------                ----------         ----------

Lee Roy Mitchell(3)             Class A Common                 1,500                   100.0%
3900 Dallas Parkway             Stock                                                                      24.5%
Suite 500                                                     44,187                    23.9%
Plano, TX 75093                 Class B Common
                                Stock

CGI Equities, Ltd.              Class A Common                    --                      --
3900 Dallas Parkway             Stock                                                                      18.0%
Suite 500                                                     33,500                    18.1%
Plano, TX 75093                 Class B Common
                                Stock

Cypress Merchant                Class A Common                    --                      --
Banking Partners, L.P.          Stock                                                                      42.1%
65 East 55th St.                                              78,469                    42.5%
New York, NY 10022              Class B Common
                                Stock

Cypress Pictures Ltd.           Class A Common                    --                      --
c/o W.S. Walker Co.             Stock                                                                       2.2%
Second Floor                                                   4,079                     2.2%
Caledonian House                Class B Common
Mary St., P.O. Box              Stock
265
George Town, Grand
Cayman
Cayman Islands

The Mitchell Special            Class A Common                    --                      --
Trust                           Stock                                                                       7.9%
3900 Dallas Parkway                                           14,667                     7.9%
Suite 500                       Class B Common
Plano, TX 75093                 Stock

                                                                                                        Combined
Names and                                                  Number of                 Percent of          Percent
Addresses(1)                    Title of Class             Shares(2)                   Class            of Classes
------------                    --------------             ----------                ----------         ----------
Tandy Mitchell(4)               Class A Common                  --                    --
                                Stock                                                                    --
                                                                --                    --
                                Class B Common
                                Stock

Alan W. Stock(5)                Class A Common                  --                    --
                                Stock
                                                             1,877                     *                  *
                                Class B Common
                                Stock

Jeffrey J. Stedman(6)           Class A Common                  --                    --
                                Stock
                                                               485                     *                  *
                                Class B Common
                                Stock

Tim Warner(7)                   Class A Common                   -                    --
                                Stock
                                                               444                     *                  *
                                Class B Common
                                Stock

Jerry Brand (8)                 Class A Common                  --                    --
                                Stock
                                                               140                     *                  *
                                Class B Common
                                Stock

W. Bryce Anderson               Class A Common                  --                    --
                                Stock                                                                    --
                                                               200                    --
                                Class B Common
                                Stock

Heriberto Guerra, Jr.           Class A Common                  --                    --
                                Stock                                                                    --
                                                               200                    --
                                Class B Common
                                Stock

                                                                                                        Combined
Names and                                                  Number of                 Percent of          Percent
Addresses(1)                    Title of Class             Shares(2)                   Class            of Classes
------------                    --------------             ----------                ----------         ----------
James A. Stern                  Class A Common                    --                    --
                                Stock                                                                      --
                                                                  --                    --
                                Class B Common
                                Stock

James L. Singleton              Class A Common                    --                    --
                                Stock                                                                      --
                                                                  --                    --
                                Class B Common
                                Stock

Denny Rydberg                   Class A Common                    --                    --
                                Stock                                                                      --
                                                                  --                    --
                                Class B Common
                                Stock

Directors and Officers          Class A Common                 1,500                 100.0%
as a Group (15                  Stock                                                                      27%
persons) (9)                                                  48,778                  26.4%

                                Class B Common
                                Stock

*    Less than 1%.

(1) Unless otherwise indicated, the Company believes the beneficial owner has both sole voting and investment powers over such shares.

(2) As of March 30, 2000, 1,500 shares of Class A Common Stock and 184,817 shares of Class B Common Stock were issued and outstanding. Includes 7,865 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.

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

(5) Includes 1,877 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.

(6) Includes 485 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.

(7) Includes 444 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.

(8) Includes 140 shares of the Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.

(9) Includes 591 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report. Does not include 15,937 shares of Class B Common Stock held in trust for the benefit of certain of Mr. Mitchell's grandchildren and 33,500 shares of Class B Common Stock owned for the benefit of Mr. Mitchell's descendants, as to which Mr. Mitchell disclaims beneficial ownership. Mr. Mitchell is the co-trustee of such trusts.

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


Item 13:      Certain Relationships and Related Transactions.

Laredo Joint Venture

     The Company manages one theatre (12 screens) for Laredo Theatre, Ltd. ("Laredo"). Lone Star Theatres, Inc. owns 25% of the limited partnership interests in Laredo. Cinemark International is the sole general partner and owns the remaining limited partnership interests. Lone Star Theatres, Inc. is owned 100% by Mr. David Roberts, who is Mr. Mitchell's son-in-law. The Company recorded $148,323 of management fee revenues from Laredo in 1999.

Cinemark Partners II

     The Company manages one theatre (17 screens, including an Imax screen) for Cinemark Partners II, Ltd. ("Cinemark Partners II"). Cinemark Partners I, Inc., a wholly owned subsidiary of the Company, is the sole general partner of Cinemark

Partners II. Cinemark Partners I, Inc. owns 1% of the limited partnership interests in Cinemark Partners II and the Company owns 50% of the limited partnership interests in Cinemark Partners II. On January 5, 1998, the Company purchased approximately 31% of the limited partnership interests in Cinemark Partners II for $3.1 million from the existing partners. Prior to such acquisition, Mr. Mitchell owned 10.1% of the limited partnership interests in Cinemark Partners II. Additionally, the Company purchased an additional 77.1 units for an aggregate purchase price of $3.7 million. After consummating such transactions, the Company owns approximately 51% of Cinemark Partners II. The Company recorded $269,098 of management fee revenues from Cinemark Partners II in 1999.

Cinemark Alberta

     The Company manages one discount theatre (12 screens) for Cinemark Alberta. Cinemark Holdings Canada, Inc., a wholly owned subsidiary of Cinemark International, runs 50% of Cinemark Alberta. The Company recorded $81,794 of management fee revenues from Cinemark Alberta in 1999.

     In August 1999, Cinemark Alberta, Inc. sold a twelve screen theatre for $6.0 million (CAN). The proceeds were used to pay off its entire debt obligation with a Canadian bank. The remaining proceeds were distributed to the Shareholders.

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

Dated: March 30, 2000                           CINEMARK USA, INC.




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

           Name                                          Title                                Date
           ----                                          -----                                ----
    /s/ Lee Roy Mitchell                    Chairman of the Board of Directors            March 30, 2000
 ------------------------------------       and Chief Executive Officer
 Lee Roy Mitchell


   /s/ Tandy Mitchell                       Director                                      March 30, 2000
  Tandy Mitchell

   /s/ Alan W. Stock                        Director                                      March 30, 2000
 ------------------------------------
  Alan W. Stock

   /s/ Jeffrey J. Stedman                   Director; Senior Vice President and           March 30, 2000
 ------------------------------------       Treasurer (Chief Financial and
  Jeffrey J. Stedman                        Accounting Officer)

   /s/ W. Bryce Anderson                    Director                                      March 30, 2000
 ------------------------------------
  W. Bryce Anderson

   /s/ Heriberto Guerra                     Director                                      March 30, 2000
 ------------------------------------
  Heriberto Guerra

   /s/ James A. Stern                       Director                                      March 30, 2000
 ------------------------------------
  James A. Stern

   /s/ James L. Singleton                   Director                                      March 30, 2000
 ------------------------------------
  James L. Singleton

   /s/ Denny Rydberg                        Director                                      March 30, 2000
 ------------------------------------
  Denny Rydberg

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

                       CINEMARK USA, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

            (ITEMS 8 AND 14 OF FORM 10-K) AND SUPPLEMENTAL SCHEDULES

--------------------------------------------------------------------------------


                                                                                                         Page
                                                                                                         ----

INDEPENDENT AUDITORS' REPORT OF DELOITTE & TOUCHE LLP ........................................            F-2

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES:

Consolidated Balance Sheets, December 31, 1998 and 1999 .......................................           F-3

Consolidated Statements of Income for the Years Ended
   December 31, 1997, 1998 and 1999 ...........................................................           F-5

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the
   Years Ended December 31, 1997, 1998 and 1999 ...............................................           F-6

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1997, 1998 and 1999 ...........................................................           F-7

Notes to Consolidated Financial Statements ....................................................           F-8


SUPPLEMENTAL SCHEDULES REQUIRED BY THE INDENTURES
FOR THE SENIOR SUBORDINATED NOTES:


Schedule

     A. Consolidating Balance Sheet Information, December 31, 1999 ............................           S-1

     B. Consolidating Statement of Operations Information for the Year Ended
        December 31, 1999 .....................................................................           S-2

     C. Consolidating Statement of Cash Flows Information for the Year Ended
        December 31, 1999 .....................................................................           S-3

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Cinemark USA, Inc. and Subsidiaries
Plano, TX

We have audited the accompanying consolidated balance sheets of Cinemark USA, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of income, shareholders' equity and comprehensive income
(loss), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of a consolidated subsidiary in Brazil as of December 31, 1998, and for the year then ended, which statements reflect total assets constituting 7% of consolidated total assets as of December 31, 1998, and total revenues constituting 5% of consolidated total revenues for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this subsidiary audited by other auditors, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors for 1998 provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors for 1998, such consolidated financial statements present fairly, in all material respects, the financial position of Cinemark USA, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 1999 the Company changed its method of accounting for start-up activities and organizational costs to conform with AICPA Statement of Position 98-5.

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



/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 29, 2000

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1999

--------------------------------------------------------------------------------

ASSETS                                                                1998            1999
CURRENT ASSETS
    Cash and cash equivalents                                   $   25,645,868   $    8,872,157
    Inventories                                                      3,591,705        4,734,520
    Co-op advertising and other receivables                         12,414,288       12,067,471
    Income tax receivable                                            3,032,642        2,036,146
    Prepaid expenses and other                                       2,457,952        7,508,722
                                                                --------------   --------------
       Total current assets                                         47,142,455       35,219,016

THEATRE PROPERTIES AND EQUIPMENT
    Land                                                            63,150,938       74,539,782
    Buildings                                                      230,092,564      287,010,013
    Leasehold interests and improvements                           128,781,996      298,888,849
    Theatre furniture and equipment                                412,986,435      406,899,420
    Theatres under construction                                     53,230,545       40,448,244
                                                                --------------   --------------
    Total                                                          888,242,478    1,107,786,308

    Less accumulated depreciation and amortization                 138,550,648      173,827,249
                                                                --------------   --------------

       Theatre properties and equipment - net                      749,691,830      933,959,059


OTHER ASSETS
    Certificates of deposit (Note 10)                                4,056,096               --
    Investments in and advances to affiliates (Notes 5 and 6)       29,811,533        2,289,553
    Goodwill - net (Note 5)                                         13,495,195       18,619,715
    Deferred charges and other - net (Notes 7 and 8)                38,475,525       51,773,896
                                                                --------------   --------------

       Total other assets                                           85,838,349       72,683,164
                                                                --------------   --------------

TOTAL                                                           $  882,672,634   $1,041,861,239
                                                                ==============   ==============

                                                                   (Continued)

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1999
========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY                                           1998              1999

CURRENT LIABILITIES
  Current portion of long-term debt (Note 8)                            $       337,895   $    21,420,579
  Accounts payable                                                           28,295,844        53,086,805
  Accrued film rentals                                                       18,811,968        19,274,690
  Accrued interest                                                           17,147,519        17,956,313
  Accrued payroll                                                             6,814,731         5,946,610
  Accrued property taxes and other liabilities                               23,655,754        33,773,669
                                                                        ---------------   ---------------

    Total current liabilities                                                95,063,711       151,458,666

LONG-TERM LIABILITIES
  Long-term debt,less current portion (Note 8)                              631,310,726       756,992,498
  Deferred lease expenses (Note 10)                                          14,578,747        16,188,800
  Deferred gain on sale leaseback (Note 10)                                   6,803,542         5,470,381
  Deferred income taxes(Note 9)                                              16,114,342        18,088,004
                                                                        ---------------   ---------------


    Total long-term liabilities                                             668,807,357       796,739,684

COMMITMENTS AND CONTINGENCIES (Note 10)

MINORITY INTERESTS IN SUBSIDIARIES (Note 11)                                 43,001,950        29,812,343

SHAREHOLDERS' EQUITY
  Class A common stock, $.01 par value: 10,000,000 shares
    authorized, 1,500 shares issued and outstanding                                  15                15
  Class B common stock, no par value: 1,000,000 shares
    authorized, 234,073 shares issued and outstanding                        49,537,607        49,537,607
  Additional paid-in-capital                                                 13,773,691        13,733,221
  Unearned compensation - stock options                                      (4,221,326)       (3,131,680)
  Retained earnings                                                          58,105,217        59,140,652
  Treasury stock, 57,211 Class B shares at cost                             (24,198,890)      (24,198,890)
  Accumulated other comprehensive loss                                      (17,196,698)      (31,230,379)
                                                                        ---------------   ---------------

    Total shareholders' equity                                               75,799,616        63,850,546
                                                                        ---------------   ---------------



TOTAL                                                                   $   882,672,634   $ 1,041,861,239
                                                                        ===============   ===============

See notes to consolidated financial statements.                                              (Concluded)

CINEMARK USA, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 1997, 1998 AND 1999
--------------------------------------------------------------------------------

                                                                                    1997               1998               1999
REVENUES
   Admissions                                                                   $ 274,800,669      $ 363,206,268      $ 459,334,408
   Concessions                                                                    149,243,137        192,104,307        221,083,945
   Other (Note 13)                                                                 10,554,519         15,908,337         32,185,843
                                                                                -------------      -------------      -------------

            Total                                                                 434,598,325        571,218,912        712,604,196

COSTS AND EXPENSES
   Cost of operations
         Film rentals and advertising                                             148,674,251        197,218,829        246,393,817
         Concession supplies                                                       22,472,659         30,377,832         38,180,316
         Salaries and wages                                                        56,003,650         69,375,351         82,870,409
         Facility leases (Note 13)                                                 38,735,067         61,281,370         89,808,343
         Utilities and other                                                       56,576,786         75,005,283         96,228,905
                                                                                -------------      -------------      -------------

            Total cost of operations                                              322,462,413        433,258,665        553,481,790

   General and administrative expenses                                             27,598,119         32,947,380         34,833,403
   Depreciation and amortization                                                   25,372,823         37,197,161         53,268,575
   Asset impairment loss                                                            2,213,696          9,950,088          3,720,390
   (Gain) loss on sale of assets                                                     (189,352)        (2,266,320)         2,419,511
                                                                                -------------      -------------      -------------

            Total                                                                 377,457,699        511,086,974        647,723,669

OPERATING INCOME                                                                   57,140,626         60,131,938         64,880,527

OTHER INCOME (EXPENSE)
   Interest expense                                                               (32,703,303)       (42,083,479)       (58,836,739)
   Amortization of debt issue cost and discount                                      (783,972)          (930,101)        (1,030,339)
   Interest income                                                                  1,171,516          2,818,246          1,980,743
   Foreign currency exchange gain (loss) (Note 3)                                    (436,124)           790,234           (186,077)
   Equity in income (loss) of affiliates (Note 6)                                     954,847           (190,330)           241,218
   Minority interests in loss of subsidiaries (Note 11)                               346,423          1,940,476            662,456
                                                                                -------------      -------------      -------------

            Total                                                                 (31,450,613)       (37,654,954)       (57,168,738)
                                                                                -------------      -------------      -------------


INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEMS AND
   CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                                       25,690,013         22,476,984          7,711,789

INCOME TAXES (Note 9)                                                              10,671,089         11,468,455          3,707,717
                                                                                -------------      -------------      -------------

INCOME BEFORE EXTRAORDINARY ITEMS AND
   CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                                       15,018,924         11,088,529          4,004,072

   Extraordinary loss on early extinguishment of debt, net of income tax
      benefit of $256,768 (Note 8)                                                   (313,827)                --                 --

   Cumulative effect of a change in accounting principle, net of income tax
      benefit of $417,570 (Note 1)                                                         --                 --         (2,968,637)
                                                                                -------------      -------------      -------------
NET INCOME                                                                      $  14,705,097      $  11,008,529      $   1,035,435
                                                                                =============      =============      =============

EARNINGS PER SHARE (Note 2)
   Income before extraordinary items and accounting change                      $       84.13      $       61.73      $       22.45
   Extraordinary items                                                                  (1.76)                --                 --
   Cumulative effect of a change in accounting principle                                   --                 --             (16.64)
                                                                                -------------      -------------      -------------
   Net income                                                                   $       82.37      $       61.73      $        5.81
                                                                                =============      =============      =============

EARNINGS PER SHARE (ASSUMING DILUTION)
   Income before extraordinary items and accounting change                      $       80.45      $       59.01      $       20.88
   Extraordinary items                                                                  (1.68)                --                 --
   Cumulative effect of a change in accounting principle                                   --                 --             (15.48)
                                                                                -------------      -------------      -------------
   Net income                                                                   $       78.77      $       59.01               5.40
                                                                                =============      =============      =============


See notes to consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                              Class A               Class B
                                                           Common Stock           Common Stock
                                                       ------------------    -----------------------   Additional      Unearned
                                                       Shares                Shares                      Paid-in     Compensation
                                                       Issued      Amount    Issued        Amount        Capital     Stock Options

BALANCE January 1, 1997                                 1,500      $  15     233,176    $ 49,536,710   $  9,182,880   $ (2,434,717)

Net income
Unearned compensation from stock options granted                                                          1,073,296      (1,073,296)
Unearned compensation from stock options forfeited                                                          (74,386)         61,988
Amortization of unearned compensation                                                                                     1,911,234
Stock options exercised, including tax benefit                                   837             837         20,092
Foreign currency translation adjustment
Purchase of treasury stock, 2,246 Class B shares,
    at cost
                                                        -----      -----     -------    ------------   ------------   ------------
BALANCE December 31, 1997                               1,500      $  15     234,013    $ 49,537,547   $ 10,201,882   $ (1,534,791)

Net income
Unearned compensation from stock options granted                                                          3,587,500     (3,587,500)
Unearned compensation from stock options forfeited                                                          (49,590)        37,193
Amortization of unearned compensation                                                                                      863,772
Stock options exercised, including tax benefit                                    60              60         33,899
Foreign currency translation adjustment
                                                        -----      -----     -------    ------------   ------------   ------------
BALANCE December 31, 1998                               1,500      $  15     234,073    $ 49,537,607   $ 13,773,691   $ (4,221,326)

Net income
Unearned compensation from stock options granted                                                             17,040        (17,040)
Unearned compensation from stock options forfeited                                                          (57,510)        52,718
Amortization of unearned compensation                                                                                    1,053,968
Stock options exercised, including tax benefit
Foreign currency translation adjustment
                                                        -----      -----     -------    ------------   ------------   ------------
BALANCE December 31, 1999                               1,500      $  15     234,073    $ 49,537,607   $ 13,733,221   $ (3,131,680)
                                                        =====      =====     =======    ============   ============   ============

                                                                                      Accumulated
                                                                                         Other
                                                       Retained        Treasury       Comprehensive                   Comprehensive
                                                       Earnings         Stock         Income (Loss)        Total      Income (loss)

BALANCE January 1, 1997                              $ 32,391,591    $(20,184,416)    $(11,129,451)    $ 57,362,612

Net income                                             14,705,097                                        14,705,097     $ 14,705,097
Unearned compensation from stock options granted                                                                 --
Unearned compensation from stock options forfeited                                                          (12,398)
Amortization of unearned compensation                                                                     1,911,234
Stock options exercised, including tax benefit                               (737)                           20,192
Foreign currency translation adjustment                                                      8,876            8,876            8,876
Purchase of treasury stock, 2,246 Class B shares,                                                                --
    at cost                                                            (4,013,737)                       (4,013,737)
                                                     ------------    ------------     ------------     ------------    ------------
BALANCE December 31, 1997                            $ 47,096,688    $(24,198,890)    $(11,120,575)    $ 69,981,876    $ 14,713,973
                                                                                                                       ============
Net income                                             11,008,529                                        11,008,529      11,008,529
Unearned compensation from stock options granted                                                                 --
Unearned compensation from stock options forfeited                                                          (12,397)
Amortization of unearned compensation                                                                       863,772
Stock options exercised, including tax benefit                                                               33,959
Foreign currency translation adjustment                                                 (6,076,123)      (6,076,123)     (6,076,123)
                                                     ------------    ------------     ------------     ------------    ------------
BALANCE December 31, 1998                            $ 58,105,217    $(24,198,890)    $(17,196,698)    $ 75,799,616    $  4,932,406
                                                                                                                       ============
Net income                                              1,035,435                                         1,035,435       1,035,435
Unearned compensation from stock options granted                                                                 --
Unearned compensation from stock options forfeited                                                           (4,792)
Amortization of unearned compensation                                                                     1,053,968
Stock options exercised, including tax benefit                                                                   --
Foreign currency translation adjustment                                                (14,033,681)     (14,033,681)    (14,033,681)
                                                     ------------    ------------     ------------     ------------    ------------
BALANCE December 31, 1999                            $ 59,140,652    $(24,198,890)    $(31,230,379)    $ 63,850,546    $(12,998,246)
                                                     ============    ============     ============     ============    ============

See notes to consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
--------------------------------------------------------------------------------

                                                               1997               1998              1999
OPERATING ACTIVITIES
    Net Income                                          $    14,705,097     $    11,008,529    $      1,035,435
    Loss on early extinguishment of debt                        607,033                  --                  --

    Noncash items in net income:
        Depreciation                                         24,241,903          35,798,680          51,960,793
        Amortization - intangibles and other assets           2,573,587           2,162,415           2,163,621
        Loss on impairment of assets                          2,213,696           9,950,088           3,720,390
        Amortization of gain on sale leaseback                       -             (271,458)           (218,920)
        Deferred lease expenses                               1,484,001           1,341,476           1,610,053
        Deferred income tax expenses                          5,010,420           5,177,313           1,973,662
        Debt issued for accrued interest                      2,850,100                  --                  --
        Amortization of debt discount and premium               (27,004)            (36,840)            (28,508)
        Amortized compensation - stock options                1,898,836             851,375           1,049,176
        (Gain) loss on sale of assets                          (189,352)         (2,266,320)          2,419,511
        Equity in (income) loss of affiliates                  (954,847)            190,330            (241,218)
        Minority interests in loss of subsidiaries             (346,423)         (1,940,476)           (662,456)
        Cumulative effect of an accounting change                    --                  --           3,386,207

    Cash provided by (used for) operating working
          capital:
        Inventories                                            (937,908)         (1,357,474)         (1,142,815)
        Co-op advertising and other receivables              (4,506,650)            723,824             346,817
        Prepaid expenses and other                           (5,476,834)        (15,563,272)         (5,050,770)
        Accounts payable                                      2,551,682             912,926          24,790,961
        Accrued liabilities                                  15,879,612          17,396,088           9,407,069
        Income tax receivable/payable                                --                  --             996,496
                                                        ---------------     ---------------    ----------------

            Net cash provided by operating activities:       61,576,949          64,077,204          97,515,504

INVESTING ACTIVITIES:
        Additions to theatre properties and equipment      (200,272,497)       (387,905,629)       (248,370,598)
        Sale of theatre properties and equipment              1,737,632         152,215,795          23,867,262
        Decrease (increase) in certificates of deposit               --          (2,184,259)          4,056,096
        Decrease (increase) in investments in and
          advances to affiliates                            (27,124,560)          4,127,536           9,150,762
        Increase in other assets                             (3,643,028)        (14,396,545)        (16,286,354)
                                                        ---------------     ---------------    ----------------

            Net cash used for investing activities         (229,302,453)       (248,143,102)       (227,582,832)

FINANCING ACTIVITIES:
        Issuance of Senior Subordinated Notes                77,250,000         103,950,000                  --
        Retirement of Senior Subordinated Notes             (28,561,000)                 --                  --
        Retirement of Senior Notes                           (1,630,000)                 --                  --
        Increase in long-term debt                          194,065,000         315,888,000         180,750,458
        Reductions of long-term debt                        (77,648,980)       (259,691,753)        (51,676,027)
        Decrease in theatre development advance                (396,095)           (390,562)                 --
        Minority investment in subsidiaries, net             26,338,402          18,209,865         (15,022,151)
        Common stock issued for options exercised                20,192              33,959                  --
        Purchase of treasury stock                           (4,013,737)                 --                  --
                                                        ---------------     ---------------    ----------------

            Net cash provided by financing activities       185,423,782         177,999,509         114,052,280

EFFECT OF EXCHANGE RATE CHANGES
        ON CASH AND CASH EQUIVALENTS                              8,876             (76,123)           (758,663)
                                                        ---------------     ---------------    ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             17,707,154          (6,142,512)        (16,773,711)

CASH AND CASH EQUIVALENTS:
            Beginning of period                              14,081,226          31,788,380          25,645,868
                                                        ---------------     ---------------    ----------------
            End of period                               $    31,788,380     $    25,645,868    $      8,872,157
                                                        ===============     ===============    ================

SUPPLEMENTAL INFORMATION (Note 4)

                See notes to consolidated financial statements.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business - Cinemark USA, Inc. with its subsidiaries (the Company) is a world leader in the motion picture exhibition industry that owns or leases and operates motion picture theatres in 32 states, Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica and Colombia. The Company operates 2,708 screens in 254 theatres and manages an additional three theatres (23 screens) at December 31, 1999.

     Principles of Consolidation - The consolidated financial statements include the accounts of Cinemark USA, Inc. and its subsidiaries. Majority-owned subsidiaries are consolidated while those subsidiaries of which the Company owns between 20% and 50% are accounted for as affiliates under the equity method. The results of these subsidiaries and affiliates are included in the financial statements effective with their formation or from their dates of acquisition. Significant intercompany balances and transactions are eliminated in the consolidation. Certain reclassifications have been made to December 31, 1997 and 1998 amounts to conform with the 1999 presentation.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Inventories - Concessions and theatre supply inventories are stated at the lower of cost (first-in, first-out method) or market.

     Theatre Properties and Equipment - Theatre properties and equipment are stated at cost less accumulated depreciation and amortization. Property additions include $2,152,816, $4,397,643 and $4,312,499 of interest incurred during the development and construction of theatres capitalized in 1997, 1998 and 1999, respectively. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: buildings - 18 to 40 years, theatre furniture and equipment - 5 to 15 years. Leasehold interests and improvements are amortized using the straight-line method over the lesser of the lease period or the estimated useful lives of the leasehold improvements. The Company determined that impairment charges of $2,213,696, $9,950,088 and $3,720,390 were required for certain theatres in 1997, 1998 and 1999, respectively. The impairment charges were recognized in the third quarter of 1997, the fourth quarter of 1998 and the third and fourth quarters of 1999, respectively. For purposes of determining the impairment amount, fair value of operating theatres was determined based on discounted cash flows.

     Goodwill - The excess of cost over the fair values of the net assets of theatre businesses acquired, less accumulated amortization ($1,466,882 and $2,789,751 at December 31, 1998 and 1999, respectively) is recorded as Goodwill. For financial reporting purposes, these amounts are being amortized primarily over 10 to 20 years, which approximate the remaining lease terms of the businesses acquired.

                       CINEMARK USA, INC. AND SUBSIDIARIES

     Deferred Charges and Other Assets - Primarily consist of foreign advanced rents, construction advances and other deposits, equipment to be placed in service, debt issue costs and other intangible assets. Foreign advanced rents represent advance payments of long-term leases which are expensed to facility lease expense generally over 10 to 20 years as leased facilities are utilized. Debt issue costs are amortized using the straight-line method over the primary financing terms ended September 2001 to July 2008. Other intangible assets are amortized over the respective lives of the trademarks, noncompete agreements or other intangible asset agreements.

     Revenue Recognition - Revenues are recognized when admissions and concessions sales are received and screen advertising is shown at the theatres. Film rental costs are accrued based on the applicable box office receipts and estimates of the final settlement pursuant to the film licenses.

     Statement of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents consist of operating funds held in financial institutions, petty cash held by the theatres and highly liquid investments with remaining maturities of three months or less when purchased.

     Fair Values of Financial Instruments - In accordance with Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments." Fair values of financial instruments are estimated by the Company using available market information and other valuation methods. The estimated fair value amounts for specific groups of financial instruments are presented in Note 8. Values are based on available market quotes or estimates using a discounted cash flow approach based on the interest rates currently available for similar debt. The fair value of financial instruments for which estimated fair value amounts are not specifically presented is estimated to approximate the related recorded value.

     Start-Up Activities And Organization Costs - On January 1, 1999 the Company adopted Statement of Position (SOP) 98-5 requiring start-up activities and organization costs to be expensed as incurred. The Company's practice had been to capitalize organization costs associated with the organization of new entities as well as costs associated with forming international joint ventures as deferred charges and to amortize them over the anticipated life of the respective entity or venture. The adoption of this new accounting pronouncement resulted in the aggregate write-off of the unamortized organization costs of $3,386,207 on January 1, 1999. This charge was recorded as a cumulative effect of a change in accounting principle as a one-time non cash charge to income of $2,968,637 (net of tax) in the first quarter of 1999 as follows:

United States                       $  152,966
Mexico                                      --
Brazil                                 552,488
Other Foreign Countries              2,263,183
                                    ----------
                                    $2,968,637
                                    ==========

     (Gain) Loss on Sale of Assets - In 1999, the Company adopted Staff Accounting Bulletin (SAB) No. 101, "Revenue recognition in Financial Statements", requiring that gains and losses on sale of assets be recorded as a component of operating income. The Company's practice had been to classify these gains and losses as other income and expense. As a result of the new accounting pronouncement, the Company has reclassified gains of $189,352 and $2,266,320 and losses of $2,419,511 from other income and expense to be included as a component of operating income in 1997, 1998 and 1999, respectively.

                       CINEMARK USA, INC. AND SUBSIDIARIES

2.   EARNINGS PER SHARE

     Earnings Per Share are computed using the weighted average number of shares of Class A and Class B common stock outstanding during each period. The following table sets forth the computation of basic and diluted earnings per share:

                                                                    1997         1998         1999
                                                                  --------     --------     --------

Income before extraordinary items and cumulative effect of an
accounting change (in thousands)                                  $ 15,019     $ 11,009     $  4,004
                                                                  ========     ========     ========

Basic:
         Weighted average common shares outstanding                178,524      178,325      178,362
                                                                  ========     ========     ========

         Earnings per common share                                $  84.13     $  61.73     $  22.45
                                                                  ========     ========     ========

Diluted:
         Weighted average common shares outstanding                178,524      178,325      178,362
         Common equivalent shares for stock options                  8,167        8,213       13,391
                                                                  --------     --------     --------
         Weighted average shares outstanding                       186,691      186,538      191,753
                                                                  ========     ========     ========

         Earnings per common and common equivalent share          $  80.45     $  59.01     $  20.88
                                                                  ========     ========     ========

     For additional disclosures regarding the Company's stock option plans see
Note 12.


3.   FOREIGN CURRENCY TRANSLATION

     The accumulated other comprehensive loss in shareholders' equity of $17,196,698 and $31,230,379 at December 31, 1998 and 1999, respectively, primarily relates to the unrealized adjustments from translating the financial statements of Cinemark Brasil, S.A., Cinemark de Mexico, S.A. de C.V. and Cinemark Chile, S.A. into U.S. dollars.

     Prior to 1997, the functional currency of Cinemark de Mexico, S.A. de C.V., was the peso. In 1997 and 1998 the Company was required to utilize the U.S. dollar as the functional currency of Cinemark de Mexico, S.A. de C.V., for U.S. reporting purposes due to the highly inflationary economy of Mexico. Thus, devaluations in the peso during 1997 and 1998 that affected the Company's investment were charged to exchange gain or loss rather than to the accumulated other comprehensive loss account as a reduction of shareholders' equity. An exchange gain (loss) of ($96,514) and $567,206 was recognized in 1997 and 1998, respectively, and is included in other income (expense). In 1999, the economy of Mexico reverted back to a non-highly inflationary status in which the peso again became the functional currency of Cinemark de Mexico, S.A. de C.V. resulting in certain assets, liabilities and equity accounts being restated at the current exchange rate. Thus, changes in the peso have been recorded in the accumulated other comprehensive loss account as a reduction of shareholders' equity during 1999. At December 31, 1999, the total assets of Cinemark de Mexico, S.A. de C.V., were approximately U.S.$70 million.

                       CINEMARK USA, INC. AND SUBSIDIARIES

     Prior to 1998, the functional currency of Cinemark del Ecuador S.A. was the sucre. In 1998 and 1999, the Company was required to utilize the U.S. dollar as the functional currency of Cinemark del Ecuador S.A. for U.S. reporting purposes due to the highly inflationary economy of Ecuador. Thus, devaluations in the sucre during 1998 and 1999 that affected the Company's investment were charged to exchange gain (loss) rather than to the accumulated other comprehensive loss account as a reduction of shareholders' equity. An exchange gain of $223,028 and $74,078 was recognized in 1998 and 1999, respectively, and is included in other income (expense). At December 31, 1999, the total assets of Cinemark del Ecuador S.A. were approximately U.S.$5 million.

     In January 1998, the economy of Brazil became non-highly inflationary and the functional currency of Cinemark Brasil, S.A. changed from the U.S. dollar to the Real. Accordingly, assets and liabilities of Cinemark Brasil, S.A. are translated to U.S. dollars at year-end exchange rates (consistent with all other non-highly inflationary consolidated foreign subsidiaries). Income and expense items are translated at the average rates prevailing during the year. As a result of the devaluation of the Real during 1998 and 1999, the Company recorded a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account resulting in a reduction of shareholder's equity of $4.4 million and $11.0 million in 1998 and 1999, respectively. At December 31, 1999, the total assets of Cinemark Brasil, S.A. were approximately U.S.$65 million.


4.   SUPPLEMENTAL CASH FLOW INFORMATION

     The following is provided as supplemental information to the consolidated statement of cash flows:

                                                              1997            1998            1999
                                                          -----------     -----------     -----------

Interest paid                                             $27,721,091     $41,556,819     $61,253,543
                                                          ===========     ===========     ===========

Income taxes paid (net of refunds)                        $10,978,902     $ 7,715,397     $ 3,170,041
                                                          ===========     ===========     ===========

Noncash investing and financing activities:
Issued note payable in acquisition of Prodecine, S.A                                      $11,000,000

     In December 1998, the Company acquired an additional 45% equity interest in its Chilean operating Company (Cinemark Chile, S.A.) for $7.625 million. As a result of the additional equity interest acquired, Cinemark Chile, S.A. was consolidated with the Company's operations effective January 1, 1999. The assets and liabilities of this former equity interest that are included in the consolidation as of January 1, 1999 are as follows:

Theatre properties and equipment, net     $ 26,350,993
Goodwill                                     3,621,050
Net other assets                             3,371,491
Long-term debt                             (17,718,534)
                                          ------------
Investment in affiliate                   $ 15,625,000
                                          ============

                       CINEMARK USA, INC. AND SUBSIDIARIES

     The Company's Central American operating entities (Cinemark Nicaragua y Cia. Ltda., Cinemark Costa Rica, S.R.L., Cinemark El Salvador, S.A. de C.V. and Cinemark Honduras, S.R.L.) were consolidated with the Company's operations effective January 1, 1999. The assets and liabilities of these former equity interests that are included in the consolidation as of January 1, 1999 are as follows:

Theatre properties and equipment, net     $ 5,000,000
Minority interest                          (2,495,000)
                                          -----------
Investment in affiliate                   $ 2,505,000
                                          ===========

5.   ACQUISITIONS AND INVESTMENTS IN SUBSIDIARIES

     Cinemark USA, Inc. has made the following direct investments in its subsidiaries in 1997, 1998 and 1999, respectively.


(in millions)                           Partners II   Laredo     Argentine   Peruvian    Mexican     Chilean    Canadian
                                        Subsidiary  Subsidiary  Subsidiary  Subsidiary  Subsidiary  Subsidiary Subsidiary

January 1, 1997 Capital contributed       $   --      $  0.6      $   --      $   --      $   --      $   --      $   --

1997 Capital contribution                     --         0.4          --          --          --          --          --
                                          ------      ------      ------      ------      ------      ------      ------
December 31, 1997 Capital contributed     $   --      $  1.0      $   --      $   --      $   --      $   --      $   --

1998 Capital contribution                    5.5          --        13.1         1.5          --          --        14.2
1998 Ownership transfer from
  Cinemark International, L.L.C               --          --          --          --      $ 21.0          --          --
                                          ------      ------      ------      ------      ------      ------      ------
December 31, 1998 Capital contributed     $  5.5      $  1.0      $ 13.1      $  1.5      $ 21.0      $   --      $ 14.2

1999 Capital contribution                     --          --         0.7         0.5          --        18.5          --
1999 Ownership transfer from
  Cinemark International, L.L.C               --          --        21.3         1.5          --          --          --
                                          ------      ------      ------      ------      ------      ------      ------
December 31, 1999 Capital contributed     $  5.5      $  1.0      $ 35.1      $  3.5      $ 21.0      $ 18.5      $ 14.2
                                          ======      ======      ======      ======      ======      ======      ======

Ownership % as of December 31, 1999           51%         75%        100%        100%       95.6%       98.0%        100%

     Approximately $3.3 million of goodwill was recorded in 1998 as part of the investment in the Peruvian subsidiary as the additional 50% ownership interest was acquired from the Cinemark International, L.L.C. joint venture partners at a cost in excess of the fair value of the net assets acquired. The Peruvian subsidiary was jointly owned by Cinemark International, L.L.C. and Cinemark USA, Inc. at December 31, 1998. The 50% interest held by Cinemark International, L.L.C. was transferred to Cinemark USA, Inc. in January 1999.

     Approximately $3.6 million of goodwill was recorded in 1999 as part of the investment in the Chilean subsidiary as an additional 45% ownership interest was acquired from the Cinemark USA, Inc. joint venture partners at a cost in excess of the fair value of the net assets acquired. This acquisition increased the Company's ownership interest from 50% to 95% resulting in the Chilean subsidiary being consolidated and the related goodwill being recorded effective January 1, 1999. Subsequent 1999 capital contributions have further increased the Company's ownership interest to 98%.

                       CINEMARK USA, INC. AND SUBSIDIARIES

     Cinemark International, L.L.C. (a wholly owned subsidiary of Cinemark USA, Inc.) has made the following direct investments in its subsidiaries in 1997, 1998 and 1999, respectively.


(in millions)                                                                                Central
                                  Mexican    Brazilian   Argentine    Peruvian   Ecuador     American  Colombian
                                 Subsidiary  Subsidiary  Subsidiary  Subsidiary Subsidiary  Subsidiary Subsidiary

January 1, 1997 Capital contributed     $21.0       $ 1.2       $ 0.6       $ 0.1       $  --      $  --      $  --
1997 Capital contribution                  --        24.8         3.9         1.4         1.3         --
                                        -----       -----       -----       -----       -----      -----      -----
December 31, 1997 Capital contributed   $21.0       $26.0       $ 4.5       $ 1.5       $ 1.3

1998 Capital contribution                  --          --         5.5          --         0.8         --
1998 Ownership transfer to
  Cinemark USA, Inc.                    (21.0)         --          --          --          --         --         --
                                        -----       -----       -----       -----       -----      -----      -----
December 31, 1998 Capital contributed    $0.0       $26.0       $10.0       $ 1.5       $ 2.1

1999 Capital contribution                  --         8.7        11.3          --         0.3        3.5        2.1
1999 Ownership transfer to
   Cinemark USA, Inc.                                           (21.3)       (1.5)
                                        -----       -----       -----       -----       -----      -----      -----
December 31, 1999 Capital contributed   $ 0.0       $34.7       $   0       $   0       $ 2.4      $ 3.5      $ 2.1
                                        =====       =====       =====       =====       =====      =====      =====
Ownership % as of December 31, 1999         0%         60%          0%          0%         60%      50.1%        51%

     Approximately $4.9 million of goodwill was recorded in conjunction with two separate acquisitions from the Cinemark International, L.L.C. Argentine joint venture partners at a cost in excess of the fair value of the net assets acquired that effectively increased the Company's ownership interest from 25% to 50% in December 1998 and then to 100% in September 1999. The 100% interest held in this Argentine subsidiary by Cinemark International, L.L.C. was transferred to Cinemark USA, Inc. in September 1999.

     Cinemark International, L.L.C. also contributed $0.2 million to Cinemark Core-Pacific, Ltd. (its 50.5% owned Taiwanese subsidiary) in 1999.


6.   INVESTMENTS IN AND ADVANCES TO AFFILIATES

     The Company has the following investments in and advances to affiliates at December 31:


                                                                 1998            1999
                                                            ------------     -----------

Entertainment Amusements Theatres- investment, at equity    $  1,044,635     $ 1,150,825
Brainerd Ltd. - investment, at equity                            403,350         449,964
Cinemark Theatres Alberta, Inc. - investment, at equity        1,290,483         405,807
Cinemark Chile, S.A                                           18,591,757              --
Central American affiliates                                    8,218,695              --
Other                                                            262,613         282,957
                                                            ------------     -----------
                                    Total                   $ 29,811,533    $ 2,289,553
                                                            ============     ===========

                       CINEMARK USA, INC. AND SUBSIDIARIES

     The Company's Chilean operating Company (Cinemark Chile, S.A.) and Central American operating entities (Cinemark Nicaragua y Cia, Ltda., Cinemark Costa Rica, S.R.L., Cinemark El Salvador, S.A. de C.V. and Cinemark Honduras, S.R.L.) were consolidated with the Company's operations effective January 1, 1999.

7.   DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets at December 31 consist of the following:

                                                 1998             1999
                                              -----------     -----------

Debt issue costs                              $ 7,667,147     $ 8,042,147
Intangible assets                                 240,522         322,438
                                              -----------     -----------
     Total                                      7,907,669       8,364,585
Less accumulated amortization                   1,703,191       2,609,482
                                              -----------     -----------
     Net                                        6,204,478       5,755,103
Construction advances and other deposits       10,890,921      14,190,976
Foreign advanced rents                         17,131,487      22,686,370
Equipment to be placed in service               2,218,488       1,577,506
Other                                           2,030,151       7,563,941
                                              -----------     -----------
     Total                                    $38,475,525     $51,773,896
                                              ===========     ===========

8.   LONG-TERM DEBT

Long-term debt at December 31 consists of the following:

                                                                   1998             1999
                                                               ------------     ------------

Series B Senior Subordinated Notes due 2008,
         discussed below                                       $199,286,042     $199,360,542
Series D Senior Subordinated Notes due 2008,
         discussed below                                         76,945,489       76,742,481
Series B Senior Subordinated Notes due 2008,
         discussed below                                        104,041,667      104,141,667
Cinemark USA, Inc. Revolving credit line
         of $350,000,000, discussed below                       191,000,000      298,000,000
Cinemark Mexico (USA), Revolving credit line
         of $30,000,000, discussed below                         30,000,000       30,000,000
Cinemark Investments Corporation, Revolving credit line
         of $20,000,000, discussed below                         20,000,000       20,000,000
Cinemark Chile, S.A. Senior Notes Payable with Bank,                     --       17,114,870
         discussed below
Cinemark International, L.L.C. Note Payable with Argentine               --       11,330,000
         Partners, discussed below
Other long-term debt                                             10,375,423       21,723,518
                                                               ------------     ------------
Total long-term debt                                            631,648,621      778,413,078
Less current portion                                                337,895       21,420,579
                                                               ------------     ------------
Long-term debt, less current portion                           $631,310,726     $756,992,499
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

                       CINEMARK USA, INC. AND SUBSIDIARIES

     The Credit Facility is a reducing revolving credit facility, with commitments automatically reduced each calendar quarter by $8,750,000, $11,812,500, $13,125,000, $12,031,000 and $6,562,500 in calendar year 2001,
2002, 2003, 2004 and 2005, respectively. The Company is required to prepay all loans outstanding in excess of the aggregate commitment as reduced pursuant to the terms of the Credit Facility. Borrowings are secured by a pledge of a majority of the issued and outstanding capital stock of the Company, and the credit agreement requires that the Company maintains certain financial ratios; restricts the payment of dividends, payment of subordinated debt prior to maturity and issuance of preferred stock and other indebtedness; and other restrictive covenants. Pursuant to the terms of the Credit Facility, funds borrowed bear interest at a rate per annum equal to the Offshore Rate (as defined in the Credit Facility) or the Base Rate (as defined in the Credit Facility, as the case may be), plus the Applicable Margin (as defined in the Credit Facility). As of December 31, 1999, the Company had borrowed $298 million under the Credit Facility. The effective interest rate on such borrowings as of December 31, 1999 is 8.1% per annum.

     Revolving Credit Facility, Cinemark Mexico (USA) - In November 1998, Cinemark Mexico (USA), Inc. ("Cinemark Mexico") executed a credit agreement with a bank for itself and as Administrative Agent (the "Cinemark Mexico Credit Agreement"). The Cinemark Mexico Credit Agreement is a revolving credit facility and provides for a loan to Cinemark Mexico of up to $30 million in the aggregate. The Cinemark Mexico Credit Agreement is secured by a pledge of 65% of the stock of Cinemark de Mexico, S.A. de C.V. and an unconditional guaranty of the Company. Pursuant to the terms of the Cinemark Mexico Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate (as defined in the Cinemark Mexico Credit Agreement) or the Base Rate (as defined in the Cinemark Mexico Credit Agreement), as the case may be, plus the Applicable Margin (as defined in the Cinemark Mexico Credit Agreement). As of December 31, 1999, Cinemark Mexico had borrowed $30 million under the Cinemark Mexico Credit Agreement, the proceeds of which were used to repay an intercompany loan of Cinemark Mexico from Cinemark International, L.L.C. Cinemark International, L.L.C. used the proceeds of such repayment to repay the outstanding indebtedness under its then existing credit facility. The effective interest rate on such borrowings as of December 31, 1999 is 7.6% per annum.

     Revolving Credit Facility, Cinemark Investments Corporation - In September 1998, Cinemark Investments Corporation executed a credit agreement with a bank that provides Cinemark Investments Corporation up to $20 million in the aggregate under a revolving line of credit facility (the "Cinemark Investments Credit Agreement"). The Cinemark Investments Credit Agreement is secured by an assignment of certain fixed rate notes issued by Cinemark Brasil, S.A. to Cinemark Investments Corporation and an unconditional guaranty by the Company. Pursuant to the terms of the Cinemark Investments Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate or the Base Rate (both defined in the Cinemark Investments Credit Agreement) as the case may be. As of December 31, 1999, Cinemark Investments Corporation had borrowed $20 million under the Cinemark Investments Credit Agreement, the proceeds of which were used to finance construction of theatre properties built by Cinemark Brasil, S.A. The effective interest rate on such borrowings as of December 31, 1999 is 8.4% per annum.

                       CINEMARK USA, INC. AND SUBSIDIARIES

     Cinemark Chile, S.A. Senior Notes payable with Bank - Cinemark Chile, S.A. became a consolidated subsidiary of the company effective January 1, 1999. Prior to that date, Cinemark Chile, S.A. had executed four senior note payable agreements with a bank for the U.S.$ equivalent of U.S. $6.0 million, U.S. $3.0 million, U.S. $4.5 million and U.S. $3.5 million in December 1997, July 1998, November 1998 and December 1998, respectively. These notes were each in Chilean pesos, adjusted for inflation, at the respective borrowing dates. Interest is assessed for three notes at the 90-day TAB rate and for one note at the 180-day TAB rate (Chile's Central Bank interbank rate) plus 1.5%, adjusted for inflation, and is paid quarterly for three of the notes and semi-annually for the fourth note. The term on all four notes is five years with a two year grace period on principal. All four notes are guaranteed by the Company for approximately 50% of the aggregate facility or $8.05 million in total. The remaining guarantee is by Conate, the former joint venture partners of Cinemark Chile, S.A. This Conate guarantee is to be released and replaced by a 100% pledge on equipment at a later date. At December 31, 1999, $16.9 million had been borrowed and remained outstanding on these four notes payable plus accrued interest of $0.2 million. The effective interest rates on the four notes range from approximately 7.25% to 7.70% per annum.

     Cinemark International, L.L.C. Note Payable with Argentine Partners - In September 1999, Cinemark International, L.L.C. executed a note payable agreement with its Argentine Partners as part of the acquisition of the remaining 50% ownership interest maintained by the joint venture partners. The $11 million note payable calls for quarterly principal payments of $2.5 million in U.S.$, $2.5 million in U.S.$, $2.5 million in Argentine pesos and $3.5 million in Argentine pesos in January 2000, April 2000, July 2000 and October 2000,respectively, plus accrued interest at a rate of 10% per annum. At December 31, 1999, the entire $11 million note plus accrued interest remained outstanding.

     Long-term debt at December 31, 1999, matures as follows: $21,420,579 in 2000; $7,427,836 in 2001; $6,781,050 in 2002; $5,628,526 in 2003; $2,229,576 in
2004 and $734,925,511 thereafter.

     The estimated fair value of the Company's long-term debt of $778.4 million at December 31, 1999, was approximately $833 million. Such amounts do not include prepayment penalties which would be incurred upon the early extinguishment of certain debt issues.

     Debt Issue Costs - Debt issue costs of $7,667,147 and $8,042,147, net of accumulated amortization of $1,665,278 and $2,498,618 related to the Subordinated Notes, the Credit Facility, the Cinemark Mexico Credit Agreement and the Cinemark Investments Credit Agreement, are included in deferred charges at December 31, 1998 and 1999, respectively. The 1997 period includes extraordinary losses recognized in connection with the write-off of debt issue costs relating to the Company's prior bank lines of credit, repurchase of Senior Notes and repurchase of New Mexican Notes.

                       CINEMARK USA, INC. AND SUBSIDIARIES

9.   INCOME TAXES

     Income tax expense below includes benefits from the extraordinary losses on early extinguishment of debt in 1997 of $256,768 and cumulative effect of a change in accounting principle in 1999 of $417,570 and consists of the following:

                                                          1997            1998            1999
                                                      -----------     -----------     -----------

Income before income taxes, extraordinary items
and cumulative effect of an accounting change:
         United States                                $24,531,038     $22,182,145     $ 1,650,202
         Foreign                                        1,158,975         294,839       6,061,587
                                                      -----------     -----------     -----------
                           Total                       25,690,013      22,476,984       7,711,789
                                                      ===========     ===========     ===========
Current:
         Federal                                      $ 3,451,118     $ 4,310,000      (1,173,611)
         Foreign income taxes                           1,081,501         969,688       2,274,967
         State                                            871,282       1,011,454         215,129
                                                      -----------     -----------     -----------
                           Total current expense        5,403,901       6,291,142       1,316,485
Deferred:
         Temporary differences
                  Federal                               4,418,329       4,221,438      (1,314,858)
                  Foreign                                                 656,442       3,586,790
                  State                                   592,091         299,433        (298,270)
                                                      -----------     -----------     -----------
                           Total deferred expense       5,010,420       5,177,313       1,973,662
                                                      -----------     -----------     -----------
                           Income tax expense         $10,414,321     $11,468,455     $ 3,290,147
                                                      ===========     ===========     ===========

     A reconciliation between income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income before income taxes follows:

                                                                 1997              1998              1999
                                                             ------------      ------------      ------------

Computed normal tax expense                                  $  8,851,079      $  7,866,944      $  2,699,126
Goodwill amortization, not deductible for tax purposes            209,907           108,052           353,069
Foreign inflation adjustments - Depreciation,
   exchange gain/loss, interest                                                    (517,815)         (796,699)
State and local income taxes, net of federal income  tax
   benefit                                                        773,078           947,428            89,940
Federal tax on undistributed foreign earnings                                     1,686,078
Foreign withholding tax on undistributed foreign
   earnings                                                                         242,347
Adoption of APB23 on prior undistributed earnings                                                  (2,167,642)
Foreign subsidiaries losses (recognized)/not
   recognized for tax purposes                                   (374,232)          460,463         1,858,930
Foreign tax rate differential                                     469,054            37,235         1,356,415
Foreign tax on equity earnings                                                      236,759             9,805
Federal tax on undistributed foreign equity earnings                                231,217            33,243
Jobs tax credits                                                  (59,728)          (29,635)          (56,569)
Other - net                                                       545,163           199,382           (89,471)
                                                             ------------      ------------      ------------
                                                             $ 10,414,321      $ 11,468,455      $  3,290,147
                                                             ============      ============      ============

                       CINEMARK USA, INC. AND SUBSIDIARIES

     Deferred income taxes are provided under the liability method for temporary differences between revenue and expenses that are recognized for tax return and financial reporting purposes. The tax effects of significant temporary differences and carryforwards comprising the net long-term deferred income tax liability at December 31, 1998 and 1999, consist of the following:


                                                                           1998              1999
                                                                       ------------      ------------

Deferred liabilities:
         Accelerated tax depreciation                                  $ 28,056,276      $ 36,367,161
         Basis difference of assets acquired                                 86,997            84,835
         Tax on foreign subsidiary undistributed earnings                 2,159,642           199,859
         FAS 52 Adjustment                                                                  2,803,678
         Other                                                            3,100,967         2,300,691
                                                                       ------------      ------------
                                            Total                        33,403,882        41,756,224
                                                                       ------------      ------------
Deferred assets:
         Deferred lease expense                                           5,335,385         4,672,756
         Section 263(a) inventory adjustment                              2,121,718         2,692,344
         Amortization of unearned compensation                            1,956,570         2,317,507
         Self-insurance accruals                                            643,040           647,973
         Asset Impairment loss                                            5,048,751         6,346,305
         Sale/Leaseback gain                                              1,446,181         3,162,499
         Tax operating loss carryforward for foreign subsidiaries         3,137,927         5,852,118
         Valuation allowance - net operating loss carryforward           (3,137,927)       (4,863,297)
         AMT credit carryforward                                                              951,871
         Other expenses, not currently deductible for tax purposes          737,895         1,888,144
                                                                       ------------      ------------
                                            Total                        17,289,540        23,668,220
                                                                       ------------      ------------
Net long-term deferred income tax liability                            $ 16,114,342      $ 18,088,004
                                                                       ============      ============

     The Company's AMT credit carryforward may be carried forward indefinitely. The foreign net operating losses will expire beginning in 2002, however, some losses may be carried forward indefinitely.

     Beginning January 1, 1999, management plans to reinvest the undistributed earnings of its foreign subsidiaries located in Mexico, Peru, Argentina and Honduras. As a result, for years beginning after 1998, deferred U.S. federal income taxes are not provided on the undistributed earnings of these foreign subsidiaries in accordance with Accounting Principles Board (APB) Opinion No. 23.

     In the 4th quarter of 1999, the Company expanded its plans to reinvest undistributed earnings of these foreign subsidiaries to include undistributed earnings of prior years as well. The deferred U.S. federal income taxes provided on these prior undistributed earnings was $2,167,642, which was accounted for as a reduction of 1999 tax expense in accordance with APB Opinion No. 23.

     The cumulative amount of prior and current undistributed earnings of these foreign subsidiaries on which the Company does not recognize income taxes is $13,366,767.

10.  COMMITMENTS AND CONTINGENCIES

     Leases - The Company conducts a significant part of its theatre operations in leased premises under noncancelable operating leases with terms of 5 to 30 years. In addition to the minimum annual lease payment, most of these leases provide for contingent rentals based on operating results and require the payment of taxes, insurance and other costs applicable to the property. Generally, these leases include renewal options for various periods at stipulated rates. Some leases also provide for escalating rent payments throughout the lease term. Deferred lease expenses of $14,578,747 and $16,188,800 at

                       CINEMARK USA, INC. AND SUBSIDIARIES

December 31, 1998 and 1999, respectively, have been provided to account for lease expenses on a straight-line basis, where lease payments are not made on such basis. Rent expense for the years ended December 31, 1997, 1998 and 1999 totaled $39,190,388, $61,713,480 and $89,931,024, respectively.

     In February 1998, the Company completed a sale leaseback transaction with affiliates of Primus Capital L.L.C. (the "Sale Leaseback"). Pursuant to the Sale Leaseback, the Company sold the land, buildings and site improvements of twelve theatre properties to special purpose entities formed by Primus Capital L.L.C. for an aggregate purchase price equal to approximately $131.5 million resulting in a preliminary gain on disposal of the properties of $6.38 million, which was adjusted in 1999 to $3.79 million. In October 1998, the Company completed a second sale leaseback transaction with affiliates of Primus Capital L.L.C. (the "Second Sale Leaseback"). Pursuant to the Second Sale Leaseback, the Company sold the land, building and site improvements of one theatre property to a special purpose entity for an aggregate purchase price equal to approximately $13.9 million resulting in a gain on disposal of the property of $0.7 million. In December 1999, the Company completed a third sale leaseback transaction (the "Third Sale Leaseback") pursuant to which the Company sold the land, building and site improvements of its corporate office for an aggregate purchase price equal to approximately $20.3 million resulting in a gain on disposal of the property of $1.47 million. The Company deferred the entire gain from all three sale leaseback transactions and is recognizing them evenly over the lives of the leases (ranging from 10 to 20 years). As of December 31, 1999, $490,378 of the deferred gain has been recognized leaving an aggregate deferred gain of $5,470,381. Future minimum payments under these leases are due as follows:
$16,175,438 in 2000, $16,175,438 in 2001, $16,175,438 in 2002, $16,175,438 in
2003, $16,175,438 in 2004 and $217,925,690 thereafter.

     Future minimum payments under noncancelable capital leases and operating leases (including leases under the aforementioned sale leaseback transactions) with initial or remaining terms in excess of one year at December 31, 1999, are due as follows:

                        Capital          Operating
                        Leases             Leases             Totals
                    --------------     --------------     --------------

2000 ..........     $      247,431     $   77,182,384     $   77,429,815
2001 ..........            247,431         80,465,451         80,712,882
2002 ..........            247,431         80,302,607         80,550,038
2003 ..........            247,431         79,992,504         80,239,935
2004 ..........                 --         79,728,697         79,728,697
Thereafter ....                 --        989,928,267        989,928,267
                    --------------     --------------     --------------
Total .........     $      989,724     $1,387,599,910     $1,388,589,634
                    ==============     ==============     ==============

     Employment Agreements - As of December 31, 1999, the Company has employment agreements with certain principal officers and a shareholder providing for total minimum future annual payments as follows:

2000 .................        624,301
2001 .................        686,731
                           ----------
Total ................     $1,311,032
                           ==========

                       CINEMARK USA, INC. AND SUBSIDIARIES

     These employment agreements terminate on the earlier of death, permanent disability or December 31, 2001.

     Retirement Savings Plan - The Company has a 401(k) profit sharing plan for the benefit of all employees and makes contributions as determined annually by the Board of Directors. Contributions of $744,913, $828,890 and $982,213 were recorded in 1997, 1998 and 1999, respectively.

     Letters of Credit and Collateral - At December 31, 1998, the Company had outstanding letters of credit of $2,053,512 in connection with uniform purchases, property and liability insurance coverage and certain lease matters. Certificates of deposit of $2,053,512 were pledged as collateral on the letters of credit. At December 31, 1999, the Company has outstanding letters of credit of $1,240,508 in connection with property and liability insurance coverage, sales tax and environmental matters.

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

11.  MINORITY INTERESTS IN SUBSIDIARIES

     Common Shareholders' Equity - Minority ownership interests in subsidiaries of the Company are as follows at December 31:

                                                               1998            1999
                                                           -----------     -----------

Laredo Theatres, Ltd. - 25% interest (owned by a
   relative of the majority shareholder)                   $   512,831     $   341,296
Cinemark Brasil, S.A. - 40% interest                        22,938,600      18,073,974
Cinemark del Ecuador, S.A. - 40% interest                    1,025,358         798,613
Cinemark Partners II - 49% interest                          5,608,436       5,323,835
Cinemark Argentina, S.A. - 50% interest in 1998             10,428,570         558,894
Cinemark Colombia S.A. - 49% interest                               --       2,009,627
Cinemark Equity Holdings Corp. (Central America) -
   49.9% interest                                            2,153,319       2,421,219
Others - 4.4% interest in Mexico, 2% interest in Chile
   and 49.5% interest in Taiwan                                334,836         284,885
                                                           -----------     -----------
                                    Total                  $43,001,950     $29,812,343
                                                           ===========     ===========

                       CINEMARK USA, INC. AND SUBSIDIARIES

     In December 1998, Cinemark International, L.L.C. entered into a joint venture agreement with Casa Editorial El Tiempo S.A., Tempora S.A. and Prodiscos S.A. to develop state-of-the-art multiplexes in Colombia. The joint venture, which is 50.1% owned by Cinemark International, L.L.C. became consolidated effective January 1, 1999.

     In September 1999, Cinemark International, L.L.C. acquired all of the shares of its Argentine joint venture partner, Prodecine, S.A., which held the remaining 50% of the shares of Cinemark Argentina, S.A.

12.  CAPITAL STOCK

     Common and Preferred Stocks - Class A Common shareholders have exclusive voting rights. Class B common shareholders have no voting rights except upon any proposed amendments to the articles of incorporation. However, they may convert at their option to Class A common stock. In the event of any liquidation, the Class A and Class B shareholders will be entitled to their pro rata share of assets remaining after any preferred shareholders have received their preferential amounts based on their respective shares held. The Company repurchased 2,246 shares of Class B common stock as treasury stock in 1997.

     The Company has 1,000,000 shares of preferred stock, $1.00 par value, authorized with none issued or outstanding. The rights and preferences of preferred stock will be determined by the board of directors at the time of issuance.

     Employee Stock Option Plan - Under terms of the Company's stock option plan, nonqualified options to purchase up to 10,685 shares of the Company's Class B common stock may be granted to key employees. All options vest and are exercisable over a period of five years from the date of grant and expire ten years from the date of grant. A summary of the Company's Employee Stock Option Plan activity and related information for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                                 1997                   1998                  1999
                                        ---------------------- ---------------------- ----------------------
                                                   Weighted                Weighted              Weighted
                                                   Average                 Average               Average
                                        Shares  Exercise Price Shares  Exercise Price Shares  Exercise Price
                                        ------  -------------- ------  -------------- ------  --------------

Outstanding at January 1                 7,842      $    1      7,165      $    1      7,121     $    1
Granted                                    260      $    1        470      $    1         --         --
Forfeited                                 (100)     $    1        (40)     $    1         --         --
Reissued                                    --          --         40      $    1         --         --
Exercised                                 (837)     $    1        (60)     $    1         --         --
Repurchased                                                      (454)     $    1         --         --
                                        ------      ------     ------      ------     ------     ------
Outstanding at December 31               7,165      $    1      7,121      $    1      7,121     $    1
                                        ======      ======     ======      ======     ======     ======

Options exerciseable at December 31      6.148      $    1      6,449      $    1      6.449     $    1
                                        ======      ======     ======      ======     ======     ======

     The weighted average remaining contractual life of the 7,121 options outstanding at December 31, 1999 is three years.

     The Company believes that the market value of a share of Class B Common Stock on the date of grant for the 260 shares granted in May and June 1997 exceeded the option price by approximately

                       CINEMARK USA, INC. AND SUBSIDIARIES

$1,791. As a result, the Company accrued $465,743 for unearned compensation and has been amortizing this noncash expense at a rate of $93,149 per year during the five year vesting period for the options granted. The Company believes that the market value of a share of Class B Common Stock on the date of grant for the 470 shares granted in January 1998 exceeded the option price by approximately $1,800. As a result, the Company accrued $846,000 for unearned compensation and has been amortizing this noncash expense at a rate of $169,200 per year during the five year vesting period for the options granted. The Company repurchased options to purchase 454 shares of Class B Common Stock held by a retiring employee in July 1998. The aggregate purchase price for such options was approximately $817,000 which is included in salaries and wages expense.

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


     A summary of the Company's Independent Directors Stock Option Plan activity and related information for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                                  1997                             1998                            1999
                                       ---------------------------      -------------------------        --------------------------
                                                      Weighted                       Weighted                          Weighted
                                                       Average                        Average                           Average
                                       Shares       Exercise Price      Shares     Exercise Price        Shares      Exercise Price
                                       ------       --------------      ------     --------------        ------      --------------

Outstanding at January 1                600               $ 1             600            $ 1               800             $ 1
Granted                                  --                --             200            $ 1                --              --
Forfeited                                --                --              --             --                --              --
Exercised                                --                --              --             --                --              --
                                        ---               ---             ---            ---               ---             ---
Outstanding at December 31              600               $ 1             800            $ 1               800             $ 1
                                        ===               ===             ===            ===               ===             ===

Options exerciseable at December 31     600               $ 1             600            $ 1               600             $ 1
                                        ===               ===             ===            ===               ===             ===

     The weighted average remaining contractual life of the 800 options outstanding at December 31, 1999 is five years.

     The Company believes that the market value of a share of Class B Common Stock on the date of grant for the 200 shares granted in December 1998 exceeded the option price by approximately $2,099. As a result, the Company accrued $419,800 for unearned compensation and has been amortizing this noncash expense at a rate of $83,960 per year during the five year vesting period for the options granted.

     Long Term Incentive Plan - In November 1998, the Board approved a Long Term Incentive Plan (the "1998 Plan") under which the Compensation Committee of the Board of Directors, in its sole discretion, may grant employees incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards performance units, performance shares or phantom stock up to an aggregate of 9,794 shares of the Company's Class B Common Stock. The Compensation Committee has the

                       CINEMARK USA, INC. AND SUBSIDIARIES
discretion to set the exercise price and the term (up to ten years) of the options. All awards under the 1998 Plan vest at the rate of one-fifth of the total award per year beginning one year from the date of grant, subject to acceleration by the Compensation Committee. An employee's award under the 1998 Plan is forfeited if the employee is terminated for cause. Upon termination of the employee's employment with the Company, the Company has the option to repurchase the award at the fair market value of the shares of Class B Common Stock vested under such award provided that no public market exists for any class of common stock of the Company.

     A summary of the Company's Long-Term Incentive Stock Option Plan activity and related information for the years ended December 31, 1998 and 1999 is as follows:

                                                               1998                                         1999
                                                  --------------------------------            ----------------------------------
                                                                       Weighted                                     Weighted
                                                                        Average                                      Average
                                                  Shares            Exercise Price            Shares              Exercise Price
                                                  ------            --------------            ------              --------------

Outstanding at January 1                               --               $                       5,450                $ 1,674
Granted                                             5,450               $ 1,674                    40                $ 1,674
Forfeited                                              --                    --                  (125)                 1,674
Exercised                                              --                    --
                                                  -------               -------               -------                -------
Outstanding at December 31                          5,450               $ 1,674                 5,365                $ 1,674
                                                  =======               =======               =======                =======

Options exerciseable at December 31                    --                    --                   816                $ 1,674
                                                  =======               =======               =======                =======

     The weighted average remaining contractual life of the 5,365 options outstanding at December 31, 1999 is nine years.

     The Company believes that the market value of a share of Class B Common Stock on the date of grant for the 5,450 shares granted in December 1998 exceeded the option price by approximately $426. As a result, the Company accrued $2,321,700 for unearned compensation and has been amortizing the noncash expense at a rate of $464,340 per year during the five year vesting period for the options granted. The Company believes that the market value of a share of Class B Common Stock on the date of grant for the 40 options granted in January 1999 exceeded the option price by approximately $426. As a result, the Company accrued $17,040 for unearned compensation and has been amortizing this non-cash expense at a rate of $3,408 per year during the five year vesting period for the options granted. The long term incentive options expire ten years from the date of grant.

     The excess of the estimated fair market value of the stock at the dates of the grant over the exercise price of the various options are accounted for as additional paid-in capital and as unearned compensation, which is amortized to operations over the vesting period. As a result of the above grants, unearned compensation of $1,073,296, $3,587,500 and $17,040 was recorded in 1997, 1998 and 1999, respectively. Compensation expense under these stock option plans was $1,898,836, $851,375 and $1,049,176 in 1997, 1998 and 1999, respectively.

     The Company applies APB Opinion 25 and related interpretations in accounting for the Company's stock option plans, as described below. Had compensation costs for the Company's stock option plans been determined based on the fair value at the date of grant for awards under the plans consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, utilizing the Black-Scholes option pricing model, the effect on income and earnings per share would not have changed from the amounts presented in the financial statements. The results are substantially the same pursuant to SFAS No. 123 as a result of the value of the underlying stock at the date of grant being significantly higher than the exercise price of the options.

                       CINEMARK USA, INC. AND SUBSIDIARIES

13.  OTHER RELATED PARTY TRANSACTIONS

     In addition to transactions discussed in other notes to the financial statements, the following transactions with related companies are included in the Company's financial statements:

                                                                            1997                  1998                  1999
                                                                         ----------            ----------            ----------

Facility lease expense - theatre and equipment leases with
shareholder affiliates                                                   $  293,504            $  272,135            $  295,171
Video game machine income - a subsidiary of an affiliate                  1,961,032             2,529,156             5,992,984
Management fees for property and theatre management                         501,974               148,263                81,794

     In 1997, the majority shareholder and certain employees of the Company owned a minority portion of Cinemark Partners II, Ltd.

     The Company leases a theatre facility to a relative of the Company's majority shareholder.

14.  REPORTING SEGMENTS

     The Company operates in a single industry as a motion picture exhibitor. The Company is a multinational corporation with consolidated operations in the United States, Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica and Colombia. Revenues and long-lived assets in the United States and other countries for the years ended December 31 are as follows:

                                                                                Other Foreign
                           United States         Mexico           Brazil           Countries       Eliminations       Consolidated
                           -------------     -------------     -------------     -------------     -------------      -------------

       1999

Total revenues             $ 558,365,105     $  56,123,717     $  39,971,020     $  60,818,648     $  (2,674,294)     $ 712,604,196
                           =============     =============     =============     =============     =============      =============

Long-lived assets, net
                           $ 729,392,467     $  61,202,181     $  60,792,003     $  82,572,408          --            $ 933,959,059
                           =============     =============     =============     =============     =============      =============

       1998

Total revenues             $ 492,061,342     $  45,338,437     $  30,034,637     $   7,045,885     $  (3,261,389)     $ 571,218,912
                           =============     =============     =============     =============     =============      =============

Long-lived assets, net
                           $ 595,193,682     $  49,446,248     $  63,636,903     $  41,414,997          --            $ 749,691,830
                           =============     =============     =============     =============     =============      =============

       1997

Total revenues             $ 398,599,698     $  34,669,056     $   2,238,796     $     812,499     $  (1,721,724)     $ 434,598,325
                           =============     =============     =============     =============     =============      =============

CINEMARK USA, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE A
CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                 RESTRICTED     UNRESTRICTED
ASSETS                                                             GROUP            GROUP          ELIMINATIONS      CONSOLIDATED

CURRENT ASSETS
    Cash and cash equivalents                                  $   2,510,366    $   6,361,791                       $     8,872,157
    Inventories                                                    3,432,106        1,302,414                             4,734,520
    Co-op advertising and other receivables                      (22,300,489)      34,609,782           (241,822)        12,067,471
    Income tax receivable                                          2,036,146               --                             2,036,146
    Prepaid expenses and other                                     7,360,140          148,582                 --          7,508,722
                                                               -------------    -------------     --------------    ---------------

      Total current assets                                        (6,961,731)      42,422,569           (241,822)        35,219,016

THEATRE PROPERTIES AND EQUIPMENT (net):                          832,101,545      101,857,514                           933,959,059

OTHER ASSETS
    Certificates of deposit (Note 10)                                     --               --                                   --
    Investments in and advances to affiliates (Notes 5 and 6)    112,268,778          550,624       (110,529,849)        2,289,553
    Goodwill - net (Note 5)                                       10,535,007        8,084,708                           18,619,715
    Deferred charges and other - net (Notes 7 and 8)              45,495,183        6,278,713                           51,773,896
                                                               -------------    -------------     --------------    ---------------

      Total other assets                                         168,298,968       14,914,045       (110,529,849)        72,683,164
                                                               -------------    -------------     --------------    ---------------

TOTAL                                                          $ 993,438,782    $ 159,194,128     $ (110,771,671)   $ 1,041,861,239
                                                               =============    =============     ==============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long-term debt (Note 8)                 $     601,318    $  20,819,261                       $    21,420,579
    Accounts payable                                              47,167,407        5,919,398                            53,086,805
    Accrued film rentals                                          17,407,688        1,867,002                            19,274,690
    Accrued interest                                              17,553,547          402,766                            17,956,313
    Accrued payroll                                                5,297,200          649,410                             5,946,610
    Accrued property taxes and other liabilities                  31,565,909        2,437,887           (230,127)        33,773,669
                                                               -------------    -------------     --------------    ---------------

      Total current liabilities                                  119,593,069       32,095,724           (230,127)       151,458,666

LONG-TERM LIABILITIES
    Long-term debt, less current portion (Note 8)                715,570,401       41,422,098                 --        756,992,499
    Deferred lease expenses (Note 10)                             15,896,963          291,837                            16,188,800
    Deferred gain on sale leaseback (Note 10)                      5,470,381               --                             5,470,381
    Deferred income taxes (Note 9)                                18,081,253            6,751                 --         18,088,004
                                                               -------------    -------------     --------------    ---------------

      Total long-term liabilities                                755,018,998       41,720,686                 --        796,739,684

COMMITMENTS AND CONTINGENCIES (Note 10)                                   --

MINORITY INTERESTS IN SUBSIDIARIES (Note 11)                       6,176,050       23,636,293                            29,812,343

SHAREHOLDERS' EQUITY
    Common Stock                                                  49,537,622       10,901,000        (10,901,000)        49,537,622
    Additional paid-in-capital                                    13,733,221       99,640,544        (99,640,544)        13,733,221
    Unearned compensation - stock options                         (3,131,680)                                            (3,131,680)
    Retained earnings (deficit)                                   89,262,518       (7,631,069)       (22,490,797)        59,140,652
    Treasury stock                                               (24,198,890)              --                           (24,198,890)
    Distributions                                                         --      (22,490,797)        22,490,797                 --
    Accumulated other comprehensive loss                         (12,552,126)     (18,678,253)                          (31,230,379)
                                                               -------------    -------------     --------------    ---------------

      Total shareholders' equity                                 112,650,665       61,741,425       (110,541,544)        63,850,546
                                                               -------------    -------------     --------------    ---------------

TOTAL                                                          $ 993,438,782    $ 159,194,128     $ (110,771,671)   $ 1,041,861,239
                                                               =============    =============     ==============    ===============

Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes.

CINEMARK USA, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE B
CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
YEAR ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                       RESTRICTED    UNRESTRICTED
                                                                         GROUP          GROUP        ELIMINATIONS    CONSOLIDATED

REVENUES                                                              $ 640,268,661  $  73,020,062   $    (684,527)  $ 712,604,196
                                                                      -------------  -------------   -------------   -------------

COSTS AND EXPENSES
      Cost of operations                                                493,065,878     61,100,439        (684,527)    553,481,790
      General and administrative expenses                                27,999,566      6,833,837                      34,833,403
      Depreciation and amortization                                      43,461,340      9,807,235                      53,268,575
      Asset impairment loss                                               3,720,390                                      3,720,390
      (Gain) loss on sale of assets                                       2,791,147       (371,636)                      2,419,511
                                                                      -------------  -------------   -------------   -------------

      Total                                                             571,038,321     77,369,875        (684,527)    647,723,669

OPERATING INCOME (LOSS)                                                  69,230,340     (4,349,813)             --      64,880,527

OTHER INCOME (EXPENSE)
      Interest expense                                                  (54,647,890)    (4,188,849)             --     (58,836,739)
      Amortization of debt issue cost and discount                         (939,714)       (90,625)                     (1,030,339)
      Interest income                                                     1,208,224        772,519              --       1,980,743
      Foreign currency exchange gain (loss) (Note 3)                         69,218       (255,295)             --        (186,077)
      Equity in income of affiliates (Note 6)                               152,887         88,331                         241,218
      Dividend income                                                    22,490,797             --     (22,490,797)             --
      Minority interests in (income) loss of subsidiaries (Note 11)      (1,696,374)     2,358,830                         662,456
                                                                      -------------  -------------   -------------   -------------

      Total                                                             (33,362,852)    (1,315,089)    (22,490,797)    (57,168,738)
                                                                      -------------  -------------   -------------   -------------

INCOME (LOSS) BEFORE INCOME TAXES AND
      CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                          35,867,488     (5,664,902)    (22,490,797)      7,711,789

INCOME TAXES (Note 9)                                                     3,705,032          2,685              --       3,707,717
                                                                      -------------  -------------   -------------   -------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT                                   32,162,456     (5,667,587)    (22,490,797)      4,004,072
      OF AN ACCOUNTING CHANGE

Cumulative effect of a change in accounting principle (Note 1)             (842,846)    (2,125,791)                     (2,968,637)
                                                                      -------------  -------------   -------------   -------------

NET INCOME (LOSS)                                                     $  31,319,610  $  (7,793,378)  $ (22,490,797)  $   1,035,435
                                                                      =============  =============   =============   =============

Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes.

CINEMARK USA, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE C
CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
YEAR ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                RESTRICTED        UNRESTRICTED
                                                                   GROUP              GROUP        ELIMINATIONS       CONSOLIDATED

OPERATING ACTIVITIES:
     Net Income (loss)                                         $  31,319,610      $  (7,793,378)   $ (22,490,797)     $   1,035,435

     Noncash items in net income:
         Depreciation                                             42,857,423          9,103,370                          51,960,793
         Amortization - intangibles and other assets               1,369,131            794,490                           2,163,621
         Loss on impairment of assets                              3,720,390                                              3,720,390
         Amortization of gain on sale leaseback                     (218,920)                --               --           (218,920)
         Deferred lease expenses                                   1,435,793            174,260                           1,610,053
         Deferred income tax expenses                              2,385,916           (412,254)                          1,973,662
         Amortization of debt discount and premium                   (28,508)                                               (28,508)
         Amortized compensation - stock options                    1,049,176                 --               --          1,049,176
         (Gain) loss on sale of assets                             2,791,147           (371,636)              --          2,419,511
         Equity in income of affiliates                             (152,887)           (88,331)              --           (241,218)
         Minority interests in income (loss) of subsidiaries       1,696,374         (2,358,830)              --           (662,456)
         Cumulative effect of an accounting change                   500,857          2,885,350                           3,386,207
     Cash provided by operating working capital                   19,577,481          9,770,277               --         29,347,758
                                                               -------------      -------------    -------------      -------------

             Net cash provided by operating activities           108,302,983         11,703,318      (22,490,797)        97,515,504

INVESTING ACTIVITIES
     Additions to theatre properties and equipment              (222,736,847)       (25,633,751)                       (248,370,598)
     Sale of theatre properties and equipment                     23,133,267            733,995                          23,867,262
     Decrease in certificates of deposit                           3,710,111            345,985               --          4,056,096
     Decrease (increase) in other assets, investments in and
         advances to affiliates                                  (31,856,915)         2,230,526       22,490,797         (7,135,592)
                                                               -------------      -------------    -------------      -------------

         Net cash used for investing activities                 (227,750,384)       (22,323,245)      22,490,797       (227,582,832)

FINANCING ACTIVITIES
     Increase in long-term debt                                  153,527,286         27,223,172                         180,750,458
     Reductions of long-term debt                                (46,837,897)        (4,838,130)                        (51,676,027)
     Minority investment in subsidiaries, net                     (2,133,427)       (12,888,724)                        (15,022,151)
                                                               -------------      -------------    -------------      -------------

         Net cash provided by financing activities               104,555,962          9,496,318               --        114,052,280

EFFECT OF EXCHANGE RATE CHANGES
     ON CASH AND CASH EQUIVALENTS                                     75,888           (834,551)                           (758,663)
                                                               -------------      -------------    -------------      -------------

DECREASE IN CASH AND CASH EQUIVALENTS                            (14,815,551)        (1,958,160)              --        (16,773,711)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                          17,325,917          8,319,951                          25,645,868
                                                               -------------      -------------    -------------      -------------

     End of period                                             $   2,510,366      $   6,361,791    $          --      $   8,872,157
                                                               =============      =============    =============      =============

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

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       FOR

                               CINEMARK USA, INC.

                              FOR FISCAL YEAR ENDED
                                DECEMBER 31, 1999

                                  EXHIBIT INDEX

                                                                                          PAGE NUMBER OR
EXHIBIT                                                                                   INCORPORATION BY
NUMBER           DESCRIPTION                                                              REFERENCE TO
------           -----------                                                              ------------

3.1(a)           Amended and Restated Articles of Incorporation of the Company filed      Exhibit 3.1(a) to the
                 with the Texas Secretary of State on June 3, 1992                        Company's Annual
                                                                                          Report (file 33-47040)
                                                                                          on Form 10-K filed
                                                                                          March 31, 1993

3.1(b)           Articles of Merger filed with the Texas Secretary of State on June 27,   Exhibit 3.1(b) to the
                 1988 merging Gulf Drive-In Theatres, Inc. and Cinemark of Louisiana,     Company's Registration
                 Inc. into the Company                                                    Statement (file 33-
                                                                                          47040) on Form S-1
                                                                                          filed on April 9, 1992

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

3.1(d)           Articles of Merger filed with the Texas Secretary of State dated         Exhibit 3.1(e) to the
                 October 27, 1989 merging Tri-State Entertainment Incorporated into       Company's Registration
                 the Company                                                              Statement (file 33-
                                                                                          47040) on Form S-1
                                                                                          filed on April 9, 1992

3.1(e)           Articles of Merger filed with the Texas Secretary of State on December   Exhibit 3.1(f) to the
                 27, 1990 merging Cinema 4, Inc. into the Company                         Company's
                                                                                          Registration Statement
                                                                                          (file 33-47040) on form
                                                                                          S-1 filed on April 9,
                                                                                          1992

3.1(f)           Articles of Merger filed with the Texas Secretary of State on December   Exhibit 3.1(f) to the
                 27, 1990 merging Cinema 4, Inc. into the Company                         Company's Annual
                                                                                          Report (file 33-47040)
                                                                                          on Form 10-K filed
                                                                                          March 31, 1993

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

10.1(a)          Indenture for Series B Notes, with form of Series B Note attached.       Exhibit 4.1 to the
                                                                                          Company's Registration
                                                                                          Statement (file 33-
                                                                                          41895) on Form S-4
                                                                                          filed September 13,
                                                                                          1996

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

10.4(e)          Second Amendment to Employment Agreement between the Company             Exhibit 10.11(e) to the
                 and Lee Roy Mitchell dated as of June 10, 1992.                          Company's Annual
                                                                                          Report (file 33-47040)
                                                                                          on Form 10-K filed
                                                                                          March 31, 1993.

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

10.8(e)          Indemnification Agreement between the Company and Sheldon I. Stein       Exhibit 10.23(g) to the
                 dated as of July 13, 1992.                                               Company's Annual
                                                                                          Report (file 33-47040)
                                                                                          on Form 10-K filed
                                                                                          March 31, 1993.

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

10.9(a)          Second Amended and Restated Credit Agreement dated as of February        Exhibit 10.9(a) to the
                 12, 1998 among the Banks and the Agent.                                  Company's Annual
                                                                                          Report (file 333-45417,
                                                                                          333-11895 and 33-
                                                                                          47040) on Form 10K
                                                                                          filed March 27, 1998

10.9(b)          Pledge Agreement dated as of February 12, 1998 executed by the           Exhibit 10.9(b) to the
                 pledgors listed on the signature page thereto for the benefit of the     Company's Annual
                 Agent and the Banks.                                                     Report (file 333-45417,
                                                                                          333-11895 and 33-
                                                                                          47040) on Form 10K
                                                                                          filed March 27, 1998

                                                                                          PAGE NUMBER OR
EXHIBIT                                                                                   INCORPORATION BY
NUMBER           DESCRIPTION                                                              REFERENCE TO
------           -----------                                                              ------------

10.9(c)          Note of the Company dated as of February 12, 1998 in the original        Exhibit 10.9(c) to the
                 principal amount of $50,000,000 payable to the order of Bank of          Company's Annual
                 America National Trust and Savings Association                           Report (file 333-45417,
                                                                                          333-11895 and 33-
                                                                                          47040) on Form 10K
                                                                                          filed March 27, 1998

10.9(d)          Note of the Company dated as of February 12, 1998n in the original       Exhibit 10.9(d) to the
                 principal amount of $50,000,000 payable to the order of NationsBank      Company's Annual
                 of Texas, N.A.                                                           Report (file 333-45417,
                                                                                          333-11895 and 33-
                                                                                          47040) on Form 10K
                                                                                          filed March 27, 1998

10.9(e)          Note of the Company dated as of February 12, 1998 in the original        Exhibit 10.9(e) to the
                 principal amount of $30,000,000 payable to the order of BankBoston,      Company's Annual
                 N.A.                                                                     Report (file 333-45417,
                                                                                          333-11895 and 33-
                                                                                          47040) on Form 10K
                                                                                          filed March 27, 1998

10.9(f)          Note of the Company dated as of February 12, 1998 in the original        Exhibit 10.9(f) to the
                 principal amount of $30,000,000 payable to the order of Fleet Bank,      Company's Annual
                 N.A.                                                                     Report (file 333-45417,
                                                                                          333-11895 and 33-
                                                                                          47040) on Form 10K
                                                                                          filed March 27, 1998

10.9(g)          Note of the Company dated as of February 12, 1998 in the original        Exhibit 10.9(g) to the
                 principal amount of $15,000,000 payable to the order of The Fuji         Company's Annual
                 Bank, Limited                                                            Report (file 333-45417,
                                                                                          333-11895 and 33-
                                                                                          47040) on Form 10K
                                                                                          filed March 27, 1998

10.9(h)          Note of the Company dated as of February 12, 1998 in the original        Exhibit 10.9(h) to the
                 principal amount of $15,000,000 payable to the order of Bank of          Company's Annual
                 New York                                                                 Report (file 333-45417,
                                                                                          333-11895 and 33-
                                                                                          47040) on Form 10K
                                                                                          filed March 27, 1998

                                                                                          PAGE NUMBER OR
EXHIBIT                                                                                   INCORPORATION BY
NUMBER           DESCRIPTION                                                              REFERENCE TO
------           -----------                                                              ------------

10.9(i)          Note of the Company dated as of February 12, 1998 in the original        Exhibit 10.9(i) to the
                 principal amount of $30,000,000 payable to the order of CIBC, Inc.       Company's Annual
                                                                                          Report (file 333-45417,
                                                                                          333-11895 and 33-
                                                                                          47040) on Form 10K
                                                                                          filed March 27, 1998

10.9(j)          Note of the Company dated as of February 12, 1998 in the original        Exhibit 10.9(j) to the
                 principal amount of $30,000,000 payable to the order of Bank of Nova     Company's Annual
                 Scotia                                                                   Report (file 333-45417,
                                                                                          333-11895 and 33-
                                                                                          47040) on Form 10K
                                                                                          filed March 27, 1998

10.9(k)          Note of the Company dated as of February 12, 1998 in the original        Exhibit 10.9(k) to the
                 principal amount of $25,000,000 payable to the order of Comerica         Company's Annual
                 Bank-Texas                                                               Report (file 333-45417,
                                                                                          333-11895 and 33-
                                                                                          47040) on Form 10K
                                                                                          filed March 27, 1998

10.9(l)          Note of the Company dated as of February 12, 1998 in the original        Exhibit 10.9(l) to the
                 principal amount of $15,000,000 payable to the order of First            Company's Annual
                 Hawaiian Bank                                                            Report (file 333-45417,
                                                                                          333-11895 and 33-
                                                                                          47040) on Form 10K
                                                                                          filed March 27, 1998

10.9(m)          Note of the Company dated as of February 12, 1998 in the original        Exhibit 10.9(m) to the
                 principal amount of $15,000,000 payable to the order of Bank of          Company's Annual
                 Montreal                                                                 Report (file 333-45417,
                                                                                          333-11895 and 33-
                                                                                          47040) on Form 10K
                                                                                          filed March 27, 1998

10.9(n)          Note of the Company dated as of February 12, 1998 in the original        Exhibit 10.9(n) to the
                 principal amount of $15,000,000 payable to the order of PNC Bank         Company's Annual
                                                                                          Report (file 333-45417,
                                                                                          333-11895 and 33-
                                                                                          47040) on Form 10K
                                                                                          filed March 27, 1998

                                                                                          PAGE NUMBER OR
EXHIBIT                                                                                   INCORPORATION BY
NUMBER           DESCRIPTION                                                              REFERENCE TO
------           -----------                                                              ------------

10.9(o)          Note of the Company dated as of February 12, 1998 in the original        Exhibit 10.9(o) to the
                 principal amount of $15,000,000 payable to the order of Sumitoto         Company's Annual
                 Bank, Limited                                                            Report (file 333-45417,
                                                                                          333-11895 and 33-
                                                                                          47040) on Form 10K
                                                                                          filed March 27, 1998

10.9(p)          Note of the Company dated as of February 12, 1998 in the original        Exhibit 10.9(p) to the
                 principal amount of $15,000,000 payable to the order of Union Bank       Company's Annual
                 of California, N.A.                                                      Report (file 333-45417,
                                                                                          333-11895 and 33-
                                                                                          47040) on Form 10K
                                                                                          filed March 27, 1998

10.9(q)          First Amendment to Second Amended and Restated Credit Agreement          Exhibit 10.9(q) to the
                 dated as of February 12, 1998 among the Banks and the Agent              Company's Annual
                                                                                          Report (file 333-45417,
                                                                                          333-11895 and 33-
                                                                                          47040) on Form 10K
                                                                                          filed March 27, 1998

10.9(r)          Second Amendment to Second Amended and Restated Credit                   Exhibit 10.9(r) to the
                 Agreement dated as of February 12, 1998 among the Banks and the          Company's Annual
                 Agent                                                                    Report (file 33-47040)
                                                                                          on Form 10K filed
                                                                                          March 31, 1999

10.9(s)          Intercompany Subordination Agreement dated November 16, 1998             Exhibit 10.9(s) to the
                                                                                          Company's Annual
                                                                                          Report (file 33-47040)
                                                                                          on Form 10K filed
                                                                                          March 31, 1999

10.9(t)          Third Amendment to Second Amended and Restated Credit Agreement          Exhibit 10.9(t) to the
                 dated as of February 12, 1998 among the Banks and the Agent              Company's Annual
                                                                                          Report (file 33-47040)
                                                                                          on Form 10K filed
                                                                                          March 31, 1999

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

10.10(c)         Letter Agreement with directors of the Company regarding stock           Exhibit 10.10(c) to the
                 options                                                                  Company's Annual
                                                                                          Report (file 33-47040)
                                                                                          on Form 10K filed
                                                                                          March 31, 1999

10.11(a)         Credit Agreement dated November 16, 1998 between Cinemark                Exhibit 10.11(a) to the
                 Mexico (USA), Inc., Bank of America National Trust and Savings           Company's Annual
                 Association, as Administrative Agent, and the Financial Institutions     Report (file 33-47040)
                 party thereto                                                            on Form 10K filed
                                                                                          March 31, 1999

10.11(b)         Guaranty of Cinemark Mexico (USA) by Cinemark USA, Inc.                  Exhibit 10.11(b) to the
                                                                                          Company's Annual
                                                                                          Report (file 33-47040)
                                                                                          on Form 10K filed
                                                                                          March 31, 1999

10.11(c)         Intercompany Subordination Agreement dated November 16, 1998             Exhibit 10.11(c) to the
                                                                                          Company's Annual
                                                                                          Report (file 33-47040)
                                                                                          on Form 10K filed
                                                                                          March 31, 1999

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

10.13(a)         Credit Agreement dated September 11, 1998 between Cinemark               Exhibit 10.13(a) to the
                 Investments Corporation, Bank of America National Trust and Savings      Company's Annual
                 Association, as Administrative Agent, NationsBank, N.A., as              Report (file 33-47040)
                 Syndication Agent, and the other financial institutions party thereto    on Form 10K filed
                                                                                          March 31, 1999

10.13(b)         Cinemark Investments Corporation FRN Pledge Agreement dated              Exhibit 10.13(b) to the
                 September 11, 1998                                                       Company's Annual
                                                                                          Report (file 33-47040)
                                                                                          on Form 10K filed
                                                                                          March 31, 1999

                                                                                          PAGE NUMBER OR
EXHIBIT                                                                                   INCORPORATION BY
NUMBER           DESCRIPTION                                                              REFERENCE TO
------           -----------                                                              ------------

10.13(c)         Guaranty of Cinemark Investments Corporation by Cinemark USA             Exhibit 10.13(c) to the
                                                                                          Company's Annual
                                                                                          Report (file 33-47040)
                                                                                          on Form 10K filed
                                                                                          March 31, 1999

10.14            Shareholders' Agreement dated March 12, 1996 among the Company,          Exhibit 10.19(b) to the
                 Mr. Mitchell, Cypress Merchant Banking Partners L.P., Cypress            Company's Annual
                 Pictures Ltd. and Mr. Mitchell and Mr. Don Hart as Co-Trustees of        Report (file 33-47040)
                 certain trusts signatory thereto                                         on Form 10-K filed
                                                                                          April 1, 1996

12               Calculation of Earnings to Fixed Charges.                                Page
                                                                                               ------

21               Subsidiaries of the Registrant                                           Page
                                                                                               ------

27               Financial Data Schedule (for SEC use only)                               Page
                                                                                               ------