Form 10-Q
period 2000-03-31
CINEMARK USA INC /TX
filed 2000-05-12
CIK 885975

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000



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

        As of May 10, 2000, 1,500 shares of Class A Common Stock and 185,180 shares of Class B Common Stock (including options to acquire 7,803 shares of Class B Common Stock exercisable within 60 days of such date) were outstanding.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                                      Index

                                                                           Page

PART I      FINANCIAL INFORMATION

     Item 1.     Financial Statements

                 Condensed Consolidated Balance Sheets
                   as of March 31, 2000 (unaudited)
                   and December 31, 1999                                     3

                 Condensed Consolidated Statements of Operations
                   (unaudited) for the three month
                   periods ended March 31, 2000 and 1999                     4

                 Condensed Consolidated Statements of Cash
                   Flows (unaudited) for the three month
                   periods ended March 31, 2000 and 1999                     5

                 Notes to Condensed Consolidated Financial
                   Statements                                                6

     Item 2.     Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                                9

     Item 3.     Quantitative and Qualitative Disclosures
                   About Market Risk                                         14


PART II             OTHER INFORMATION

     Item 1.     Legal Proceedings                                           15

     Item 2.     Changes in Securities and Use of Proceeds                   15

     Item 3.     Defaults Upon Senior Securities                             15

     Item 4.     Submission of Matters to a Vote of Security Holders         15

     Item 5.     Other Information                                           15

     Item 6.     Exhibits and Reports on Form 8-K                            15

SIGNATURES                                                                   19

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       CINEMARK USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    March 31,         December 31,
                                                                      2000                1999
                                                                   (Unaudited)
                                                                -------------------------------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                        $ 8,569,445         $ 8,872,157
    Inventories                                                        3,522,474           4,734,520
    Co-op advertising and other receivables                           13,410,645          12,067,471
    Income tax receivable                                              1,271,257           2,036,146
    Prepaid expenses and other                                         3,127,824           7,508,722
                                                                -------------------------------------
      Total current assets                                            29,901,645          35,219,016

THEATRE PROPERTIES AND EQUIPMENT                                   1,142,720,534       1,107,786,308
    Less accumulated depreciation and amortization                  (190,612,844)       (173,827,249)
                                                                -------------------------------------
      Theatre properties and equipment - net                         952,107,690         933,959,059

OTHER ASSETS:
    Investments in and advances to affiliates                          3,460,411           2,289,553
    Goodwill - net                                                    18,248,009          18,619,715
    Deferred charges and other - net                                  46,846,095          51,773,896
                                                                -------------------------------------
      Total other assets                                              68,554,515          72,683,164
                                                                -------------------------------------
TOTAL                                                            $ 1,050,563,850     $ 1,041,861,239
                                                                =====================================

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                               $ 21,775,041        $ 21,420,579
    Current income taxes payable                                       1,983,930                   -
    Accounts payable and other accrued expenses                       99,546,225         128,611,615
                                                                -------------------------------------
      Total current liabilities                                      123,305,196         150,032,194

LONG-TERM LIABILITIES:
    Senior credit agreements                                         405,093,790         376,747,810
    Senior subordinated notes                                        380,237,563         380,244,689
    Deferred lease expenses                                           16,948,716          16,188,800
    Deferred gain on sale leaseback                                    5,378,901           5,470,381
    Deferred income taxes                                             12,791,170          18,088,004
    Deferred revenues                                                 14,976,490           1,426,472
                                                                -------------------------------------
      Total long-term liabilities                                    835,426,630         798,166,156

MINORITY INTERESTS IN SUBSIDIARIES                                    30,495,045          29,812,343

SHAREHOLDERS' EQUITY:
    Class A common stock, $.01 par value: 10,000,000 shares
      authorized, 1,500 shares issued and outstanding                         15                  15
    Class B common stock, no par value: 1,000,000 shares
      authorized, 234,197 and 234,073 shares issued, respectively     49,537,731          49,537,607
    Additional paid-in-capital                                        13,769,229          13,733,221
    Unearned compensation - stock options                             (2,864,120)         (3,131,680)
    Retained earnings                                                 53,578,966          59,140,652
    Treasury stock, 57,245 and 57,211 Class B shares at cost,
      respectively                                                   (24,232,890)        (24,198,890)
    Accumulated other comprehensive loss                             (28,451,952)        (31,230,379)
                                                                -------------------------------------
      Total shareholders' equity                                      61,336,979          63,850,546
                                                                -------------------------------------
TOTAL                                                            $ 1,050,563,850     $ 1,041,861,239
                                                                =====================================
      See accompanying Notes to Condensed Consolidated Financial Statements.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                        THREE MONTHS ENDED MARCH 31,
                                                                          2000             1999
                                                                    ---------------------------------

REVENUES:
   Admissions                                                         $ 112,486,845     $ 95,216,424
   Concessions                                                           52,124,057       46,777,297
   Other                                                                 10,254,676        7,274,306
                                                                    ---------------------------------
        Total                                                           174,865,578      149,268,027

COSTS AND EXPENSES:
   Cost of operations:
      Film rentals and advertising                                       57,447,939       49,201,117
      Concession supplies                                                 9,713,238        7,494,034
      Salaries and wages                                                 21,649,486       19,337,983
      Facility leases                                                    26,633,985       20,572,916
      Utilities and other                                                24,958,134       21,660,535
                                                                    ---------------------------------
        Total                                                           140,402,782      118,266,585

   General and administrative expenses                                   10,011,893        7,993,500
   Depreciation and amortization                                         14,215,453       11,332,785
   Asset impairment loss                                                    440,000                -
   (Gain) loss on sale of assets                                            251,176          (66,906)
                                                                    ---------------------------------
        Total                                                           165,321,304      137,525,964

OPERATING INCOME                                                          9,544,274       11,742,063

OTHER INCOME (EXPENSE):
   Interest expense                                                     (16,889,952)     (13,121,263)
   Amortization of debt issue cost                                         (201,869)        (199,554)
   Amortization of bond discount                                            (43,625)         (43,625)
   Interest income                                                          314,652          579,563
   Foreign currency exchange gain (loss)                                    339,671           76,234
   Equity in income of affiliates                                            58,356           55,859
   Minority interests in subsidiaries                                      (444,536)         730,402
                                                                    ---------------------------------
        Total                                                           (16,867,303)     (11,922,384)
                                                                    ---------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF AN ACCOUNTING CHANGE                                        (7,323,029)        (180,321)

Income taxes (benefit)                                                   (1,761,343)         (10,025)
                                                                    ----------------------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE           (5,561,686)        (170,296)

Cumulative effect of a change in an accounting principle - net of tax
   benefit of $417,570                                                            -       (2,968,637)
                                                                    ----------------------------------
NET INCOME (LOSS)                                                      $ (5,561,686)    $ (3,138,933)
                                                                    ==================================

EARNINGS PER SHARE:
   Basic:
      Income (loss) before cumulative effect of an accounting change       $ (31.17)         $ (0.95)
      Cumulative effect of an accounting change                                   -           (16.65)
                                                                    ----------------------------------
      Net Income (loss)                                                    $ (31.17)        $ (17.60)
                                                                    ==================================

   Diluted:
      Income (loss) before cumulative effect of an accounting change       $ (31.17)         $ (0.95)
      Cumulative effect of an accounting change                                   -           (16.65)
                                                                     ---------------------------------
      Net Income (loss)                                                    $ (31.17)        $ (17.60)
                                                                     =================================
COMMON SHARES OUTSTANDING:
   Basic:
      Weighted average common shares outstanding                            178,407          178,362
                                                                     =================================
   Diluted:
      Weighted average common shares outstanding                            178,407          178,362
      Common equivalent shares for stock options                                  -                -
                                                                     --------------------------------
      Weighted average shares outstanding                                   178,407          178,362
                                                                     =================================

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                      2000               1999
                                                                 -----------------------------------
OPERATING ACTIVITIES:
     Net Income (loss)                                              $ (5,561,686)      $ (3,138,933)

     Noncash items in net income:
        Depreciation                                                  13,609,925         11,005,899
        Amortization - goodwill and other assets                         605,528            526,440
        Loss on impairment of assets                                     440,000                  -
        Amortization of gain on sale leaseback                           (91,480)           (88,438)
        Deferred lease expenses                                          759,916            424,009
        Amortization of prepaid leases                                   574,896            182,994
        Deferred income tax expense                                   (5,296,834)         4,598,168
        Amortization of debt discount and premium                         (7,126)            (7,128)
        Amortized compensation - stock options                           269,830            356,138
        Compensation expense related to repurchase of stock options      103,584                  -
        (Gain) loss on sale of assets                                    251,176            (66,906)
        Equity in income of affiliates                                   (58,356)           (55,859)
        Minority interests in income (loss) of subsidiaries              444,536           (730,402)
        Cumulative effect of an accounting change                              -          3,386,207

     Cash provided by (used for) operating working capital:
        Inventories                                                    1,212,046            161,063
        Co-op advertising and other receivables                       (1,343,174)        (5,568,308)
        Prepaid expenses and other                                     4,380,898            325,137
        Accounts payable and accrued expenses                        (29,065,390)       (32,404,006)
        Income tax receivable/payable                                  2,748,819         (2,538,861)
                                                                 ------------------------------------
           Net cash provided by (used for) operating activities      (16,022,892)       (23,632,786)

INVESTING ACTIVITIES:
     Additions to Theatre properties and equipment                   (36,885,888)       (38,876,156)
     Sale of Theatre properties and equipment                          7,042,268             66,906
     Decrease in certificates of deposit                                       -          1,834,258
     Decrease in investments in and advances to affiliates            (1,112,502)         8,240,602
     Increase in deferred charges and other                            4,116,813         (7,900,973)
                                                                 -----------------------------------
        Net cash provided by (used for) investing activities         (26,839,309)       (36,635,363)

FINANCING ACTIVITIES:
     Decrease in long-term debt                                      (16,862,281)       (14,217,969)
     Increase in long-term debt                                       45,562,723         73,679,561
     Increase in deferred revenues                                    13,550,018          1,779,377
     Purchase of treasury stock                                          (34,000)                 -
     Repurchase of stock options                                         (67,452)                 -
     Minority interests in subsidiaries, net                             238,166         (7,638,346)
                                                                 -----------------------------------
        Net cash provided by (used for) financing activities          42,387,174         53,602,623

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  172,315           (433,944)
                                                                 -----------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (302,712)        (7,099,470)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                               8,872,157         25,645,868
                                                                 -----------------------------------
     End of period                                                   $ 8,569,445       $ 18,546,398
                                                                 ===================================

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       CINEMARK USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      Interim Financial Statements

        The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. Certain reclassifications have been made to March 31, 1999 amounts to conform with the March 31, 2000 presentation.

        These financial statements should be read in conjunction with the audited annual financial statements and the notes thereto for the year ended December 31, 1999 included in the Annual Report filed on Form 10-K by the Company under the Securities Exchange Act of 1934 on March 30, 2000.

        Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results to be achieved for the full year.

2.      Foreign Currency Translation

        The accumulated other comprehensive loss in shareholders' equity of $28,451,952 and $31,230,379 at March 31, 2000 and December 31, 1999,
respectively, primarily relates to the unrealized adjustments from translating the financial statements of Cinemark Brasil, S.A., Cinemark de Mexico, S.A. de C.V. and Cinemark Chile, S.A. into U.S. dollars.

        In 1999 and 2000, the Company was required to utilize the U.S. dollar as the functional currency of Cinemark del Ecuador S.A. for U.S. reporting purposes due to the highly inflationary economy of Ecuador. Thus, devaluations in the sucre during 1999 and 2000 that affected the Company's investment were charged to foreign currency exchange gain (loss) rather than to the accumulated other comprehensive loss account as a reduction to shareholders' equity. At March 31, 2000, the total assets of Cinemark del Ecuador S.A. were approximately $4 million.

3.      Comprehensive  Loss

        The following components are reflected in the Company's comprehensive loss:


                                                                         Three Months Ended
                                                                              March 31,
                                                                     2000                  1999
                                                               ------------------  ------------------
           Net loss                                              $(5,561,686)          $(3,138,933)
           Foreign currency translation adjustment                 2,778,427           (10,433,944)
                                                               ------------------  ------------------
           Comprehensive loss                                    $(2,783,259)         $(13,572,877)
                                                               =================== ==================

4.      (Gain) Loss on Sale of Assets

        In 1999, the Company adopted Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," requiring that gains and losses on sale of assets be recorded as a component of operating income. The Company's practice had been to classify these gains and losses as other income and expense. As a result of the new accounting pronouncement, the Company has reclassified the gain on sale of assets of $66,906 from other income and expense to be included as a component of operating income in the first quarter of 1999. The comparable amount in the first quarter of 2000 is a loss on sale of assets of $251,176.

5.      Accounting for Start-up Activities and Organization Costs

        On January 1, 1999, the Company adopted Statement of Position (SOP) 98-5 requiring start-up activities and organization costs to be expensed as incurred. The Company's practice had been to capitalize organization costs associated with the organization of new entities as well as costs associated with forming international joint ventures as deferred charges and to amortize them over the anticipated life of the respective entity or venture. The adoption of this new accounting pronouncement resulted in the aggregate write-off of the unamortized organization costs of $3,386,207 on January 1, 1999. This charge was recorded as a cumulative effect of a change in accounting principle as a one-time non cash charge to income of $2,968,637 (net of tax) in the first quarter of 1999 as follows:

                    United States                                 $152,966
                    Mexico                                               -
                    Brazil                                         552,488
                    Other Foreign Countries                      2,263,183
                                                                -----------
                                                                $2,968,637
                                                                ===========


6.      Earnings Per Share

        Basic net income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock and potential Common stock outstanding and options to purchase Common stock using the treasury stock method. The dilutive effect of the options to purchase Common stock are excluded from the computation of diluted net income
(loss) per share if their effect is antidilutive.


7.      Supplemental Cash Flow Information

       The following is provided as supplemental information to the consolidated statements of cash flows:

                                                    Three Months Ended March 31,
                                                  2000                    1999
                                                  ----                    ----
                Cash paid for interest        $25,901,452           $22,171,834
                Cash paid for income taxes        493,256               288,267

8.      Reporting Segments

        The Company operates in a single industry as a motion picture exhibitor. The Company is a multinational corporation with consolidated operations in the United States, Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica and Colombia. Revenues and long-lived assets in the United States and other countries for the three months ended March 31 are as follows:
                                                                       Other Foreign
                      United States       Mexico          Brazil         Countries     Eliminations     Consolidated
2000

Total revenues          $127,733,849     $14,632,489     $15,207,868      $17,522,284     $(230,912)       $174,865,578
                      =============== =============== =============== ================ ============== ==================

Long-lived assets,
net                      743,642,188      65,023,896      65,049,250       78,392,356              -        952,107,690
                      =============== =============== =============== ================ ============== ==================

1999

Total revenues          $114,820,158     $12,087,078      $9,225,861      $13,268,360     $(133,430)       $149,268,027
                      =============== =============== =============== ================ ============== ==================

Long-lived assets,
net                      624,436,974      54,486,748      45,893,367       74,907,490              -        799,724,579
                      =============== =============== =============== ================ ============== ==================

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.

Results of Operations

        The following table presents certain income statement items as a percentage of revenues.

                                                               % of Revenues
                                                             Three Months Ended
                                                                  March 31,
                                                          2000             1999
                                                         ----------------------
   Revenues:
     Admissions                                              64.3          63.8
     Concessions                                             29.8          31.3
     Other                                                    5.9           4.9
                                                            -----         -----
   Total revenues                                           100.0         100.0
   Cost of operations                                        80.3          79.2
   General and administrative expenses                        5.7           5.4
   Depreciation and amortization                              8.1           7.6
   Asset impairment loss                                      0.3           0.0
   (Gain) loss on sale of assets                              0.1         (0.0)
   Operating income                                           5.5           7.9
   Interest expense                                           9.8           9.0
   Income (loss) before income taxes and
     cumulative effect of an accounting change               (4.2)        (0.1)
   Income (loss) before cumulative effect
     of an accounting change                                 (3.2)        (0.1)
   Net income (loss)                                         (3.2)        (2.1)


Revenues

        Revenues for the quarter ended March 31, 2000 increased to $174.9 million from $149.3 million for the quarter ended March 31, 1999, a 17.1% increase. The increase in revenues for the first quarter is primarily attributable to a 10.3% increase in attendance as the result of the net addition of 400 screens since the first quarter of 1999 and a 4.7% increase in revenues per patron. Revenues per average screen decreased 1.9% to $63,829 for the first quarter of 2000 from $65,065 for the first quarter of 1999.


Cost of Operations

        Cost of operations, as a percentage of revenues, increased to 80.3% in the first quarter of 2000 from 79.2% in the first quarter of 1999. The increase as a percentage of revenues resulted from an increase in facility lease expense as a percentage of revenues to 15.2% in 2000 from 13.8% in 1999 in addition to an increase in concession supplies as a percentage of concession revenues to 18.6% in 2000 from 16.0% in 1999 as a result of the greater number of international theatres in operation, offset by a decrease in salaries and wages as a percentage of revenues to 12.4% in 2000 from 13.0% in 1999, a decrease in film rentals and advertising expense as a percentage of admission revenues to 51.1% in 2000 from 51.7% in 1999 and a decrease in utilities and other expenses as a percentage of revenues to 14.3% in 2000 from 14.5% in 1999.


General and Administrative Expenses

        General and administrative expenses, as a percentage of revenues, increased to 5.7% in the first quarter of 2000 as compared to 5.4% in the first quarter of 1999. The absolute level of general and administrative expenses increased to $10.0 million in the first quarter of 2000 from $8.0 million in the first quarter of 1999. The increase in general and administrative expenses is attributed to costs (primarily salaries and wages) associated with the continued growth of the Company.


Depreciation and Amortization

        Depreciation and amortization increased 25.7% to $14.2 million in the first quarter of 2000 from $11.3 million in the first quarter of 1999. The increase is a result of the net addition of $190.4 million in theatre property and equipment since the first quarter of 1999, a 20.0% increase. The difference in the percentage increase in depreciation and amortization compared to the increase in theatre property and equipment is a result of the timing of when the additions were placed in service during the period.


Asset Impairment Loss

        The Company recorded asset impairment charges of $0.4 million in the first quarter of 2000 pursuant to Statement of Financial Standards No. 121 (FASB
121). In accordance with FASB 121, the Company wrote down the assets of certain theatres to their fair value.


Interest Expense

        Interest costs incurred, including amortization of debt issue cost and debt discount, increased 20.5% during the first quarter of 2000 to $17.6 million (including capitalized interest to properties under construction) from $14.6 million (including capitalized interest). The increase in interest costs incurred for the first quarter of 2000 was due principally to an increase in average debt outstanding resulting from borrowings under the Company's Credit Facility and increased interest rates on the Company's variable rate debt.

Income Taxes

        An income tax benefit of $1,761,343 was recorded for the first quarter of 2000 as compared to an income tax benefit of $10,025 in the first quarter of 1999. The Company's effective rate for the first quarter of 2000 was 24.1% compared to 5.6% in the first quarter of 1999. The net increase is mainly due to the benefit of the alternative minimum tax credit generated from losses carried back to prior years.

Cumulative Effect of a Change in an Accounting Principle

        The Company recorded a cumulative effect of a change in accounting principle of $2.9 million (net of tax) in the first quarter of 1999 resulting from the write off of the unamortized start-up activities and organization costs due to the adoption of Statement of Position (SOP) 98-5.

Net Income (Loss)

        The Company realized a net loss of $5.6 million for the first quarter of 2000 in comparison with a net loss of $3.1 million for the first quarter of 1999.

Seasonality

        The Company's revenues have historically been seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, the most successful motion pictures have been released during the summer extending from Memorial Day to Labor Day and during the holiday season extending from Thanksgiving through year-end. The unexpected emergence of a hit film during other periods can alter this seasonality trend. The timing of such film releases can have a significant effect on the Company's results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or for the same period in the following year.

Liquidity and Capital Resources

        The Company's revenues are collected in cash, primarily through box office receipts and the sale of concession items. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" and, as a result, historically has not required traditional working capital financing.

        The Company's theatres are typically equipped with modern projection and sound equipment, with approximately 86% of the screens operated by the Company having been built in the 1990's. The Company's investing activities have been principally in connection with new theatre openings and acquisitions of existing theatres and theatre circuits. As of May 10, 2000, the Company has opened 3 theatres (52 screens) and has 6 theatres (91 screens) under construction or scheduled to open in the United States by the end of 2000. Certain of these theatres will be megaplexes which may cost in excess of $15 million per theatre. The Company is presently committed to opening 19 screens in the U.S. in 2001. The Company currently estimates that its capital expenditures for the development of these 162 screens in the U.S. in 2000 and 2001 will be approximately $90 million. As of May 10, 2000, the Company had expended approximately $42 million toward the development of these screens in the United States. The Company plans to fund capital expenditures for its development from cash flow from operations, borrowings under the Credit Facility and sale leaseback transactions. As of May 10, 2000, the Company owned approximately $350 million of real estate and improvements resulting from the development of megaplex facilities over the last several years. The Company plans to enter into sale and leaseback transactions relating to certain of these facilities provided the Company can secure favorable terms. Actual expenditures for theatre development and acquisitions during 2000 and 2001 are subject to change based upon the availability of attractive opportunities for expansion of the Company's theatre circuit.

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

        In January 1998, the Company issued $105 million aggregate principal amount of 8-1/2% Series A Senior Subordinated Notes due 2008 (the "Series A Notes") pursuant to Rule 144A (the "Offering"). The net proceeds of the Offering were used by the Company to reduce the Company's indebtedness under the Credit Facility. The Company exchanged the Series A Notes on March 17, 1998 for 8-1/2% Series B Senior Subordinated Notes (the "8-1/2% Series B Notes") which have been registered under the Securities Act of 1933, as amended.

        In February 1998, the Company replaced its existing credit facility with a reducing, revolving credit agreement (the "Credit Facility") through a group of banks for which Bank of America National Trust and Savings Association acts as Administrative Agent. The Credit Facility provides for loans to the Company of up to $350 million in the aggregate.

       The  Credit  Facility  is a  reducing  revolving  credit  facility,  with commitments automatically reduced each calendar quarter by $8,750,000, $11,812,500, $13,125,000, $12,031,000 and $6,562,500 in calendar year 2001,
2002, 2003, 2004 and 2005, respectively. The Company is required to prepay all loans outstanding in excess of the aggregate commitment as reduced pursuant to the terms of the Credit Facility. Borrowings are secured by a pledge of a majority of the issued and outstanding capital stock of the Company, and the credit agreement requires that the Company maintains certain financial ratios; restricts the payment of dividends, payment of subordinated debt prior to maturity and issuance of preferred stock and other indebtedness; and other restrictive covenants. Pursuant to the terms of the Credit Facility, funds borrowed bear interest at a rate per annum equal to the Offshore Rate (as defined in the Credit Facility) or the Base Rate (as defined in the Credit Facility, as the case may be), plus the Applicable Margin (as defined in the Credit Facility). As of May 10, 2000, the Company had borrowed $345 million under the Credit Facility. The effective interest rate on such borrowings as of May 10, 2000 is 8.3% per annum.

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

        In February 2000, the Company repurchased 159 stock options from an employee of the Company for $1,674 per option and repurchased 34 shares of its Class B common stock as treasury stock from a former employee of the company at $1,000 per share.

        In 1992, the Company formed Cinemark International to develop and acquire theatres in international markets. As of May 10, 2000, Cinemark International, through its affiliates, operated 72 theatres (630 screens) principally in Latin America. The following table summarizes the Company's and Cinemark International's holdings in each international market, the number of theatres and screens in such market as of May 10, 2000 and the number of theatres and screens under construction in 2000.

                           Year of                               Operating              Planned Openings Through 2000
Country                   Formation      Ownership %         Theatres/Screens                 Theatres/Screens
Mexico                      1992             95%         22 theatres (209 screens)         4 theatres (38 screens)
Chile                       1992             98%         11 theatres (89 screens)           1 theatre (4 screens)
Argentina                   1995            100%          7 theatres (59 screens)          2 theatres (20 screens)
Brazil                      1996             60%         20 theatres (181 screens)         4 theatres (39 screens)
Ecuador                     1996             60%          2 theatres (16 screens)                     -
Peru                        1996            100%          2 theatres (21 screens)                     -
Central America             1997             50%          7 theatres (45 screens)                     -
Colombia                    1998             51%          1 theatre (10 screens)            1 theatre (6 screens)
United Kingdom              1998            100%                    N/A                               -
Taiwan                      1998             51%                    N/A                               -
Germany                     1999            100%                    N/A                    1 theatre (13 screens)

    Total                                                72 theatres (630 screens)        13 theatres (120 screens)

                                       12

         The Company, through Cinemark International and its affiliates, plans to invest up to an additional $100 million in international ventures, principally in Latin America and Europe, over the next three years. The Company anticipates that investments in excess of Cinemark International's available cash will be funded by the Company or by debt or equity financing to be provided by third parties directly to Cinemark International or its subsidiaries.

        In August 1998, the Company formed Cinemark Investments Corporation for the purpose of financing its Brazilian operations by investing in foreign fixed rate notes issued by Cinemark Brasil S.A., an indirect Brazilian subsidiary of the Company. In September 1998, Cinemark Investments Corporation executed a credit agreement with Bank of America that provides Cinemark Investments Corporation up to $20 million in the aggregate under a revolving line of credit facility (the Cinemark Investments Credit Agreement). The Cinemark Investments Credit Agreement is secured by an assignment of certain fixed rate notes issued by Cinemark Brasil S.A. to Cinemark Investments Corporation and an unconditional guaranty by the Company. Pursuant to the terms of the Cinemark Investments Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate or the Base Rate (both defined in the Cinemark Investments Credit Agreement) as the case may be. As of May 12, 2000, Cinemark Investments Corporation had borrowed $20 million under the Cinemark Investments Credit Agreement, the proceeds of which were used to purchase fixed rate notes issued by Cinemark Brasil S.A. bearing interest at 13.25%. The effective interest rate on such borrowings as of May 10, 2000 is 8.4% per annum.

        In September 1998, the Company incorporated Cinemark Theatres U.K. Ltd., an English company, to develop state-of-the-art multiplex theatres in the United Kingdom. Cinemark Theatres U.K. Ltd. is a wholly owned subsidiary of the Company. Cinemark Theatres U.K. Ltd. expects to begin construction on 1 theatre (10 screens) in 2000.

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

        In November 1998, Cinemark Mexico executed a credit agreement with Bank of America National Trust and Savings Association (the Cinemark Mexico Credit Agreement). The Cinemark Mexico Credit Agreement is a revolving credit facility and provides for a loan to Cinemark Mexico of up to $30 million in the aggregate. The Cinemark Mexico Credit Agreement is secured by a pledge of 65% of the stock of Cinemark de Mexico S.A. de C.V. and an unconditional guaranty by the Company. Pursuant to the terms of the Cinemark Mexico Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate (as defined in the Cinemark Mexico Credit Agreement) or the Base Rate (as defined in the Cinemark Mexico Credit Agreement), as the case may be, plus the Applicable Margin (as defined in the Cinemark Mexico Credit Agreement). Cinemark Mexico borrowed $30 million under the Cinemark Mexico Credit Agreement, the proceeds of which were used to repay an intercompany loan of Cinemark Mexico from Cinemark International. Cinemark International used the proceeds of such repayment to repay all outstanding indebtedness under its then existing credit facility. The effective interest rate on such borrowings as of May 10, 2000 is 7.6% per annum.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company has limited exposure to financial market risks, including changes in interest rates and other relevant market prices. The Company does not have any derivative financial instruments in place as of March 31, 2000.

        An increase or decrease in interest rates would affect interest costs relating to the Company's variable rate credit facilities. The Company and/or its subsidiaries are currently parties to such variable rate credit facilities. At March 31, 2000, there was an aggregate of approximately $418 million of variable rate debt outstanding under these facilities. The Company has no interest rate swaps or other hedging facilities relating to these credit facilities. These facilities represent approximately 52% of the Company's outstanding long-term debt. Changes in interest rate do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

        The table below provides information about the Company's fixed rate and variable rate long-term debt agreements:


                                  March 31, 2000      March 31, 2000       December 31, 1999      December 31, 1999
         (in millions)            Carrying Amount    Fair Market Value      Carrying Amount       Fair Market Value
Long-term debt:
        Fixed rate                     $389                $437                  $392                   $439
        Average interest rate          9.3%                                      9.3%

        Variable rate                   418                 429                   386                    394
        Average interest rate          8.2%                                      8.1%

        Long-term debt                 $807                $866                  $778                   $833


        The Company is also exposed to market risk arising from changes in foreign currency exchange rates as a result of its international operations. Currency fluctuations result in the Company's reporting exchange gains or losses or foreign currency translation adjustments relating to its international subsidiaries depending on the inflationary environment of the country in which the Company operates.

PART II. Other Information

Item 1. Legal Proceedings

        The Company currently is a defendant in certain litigation proceedings alleging certain violations of the Americans with Disabilities Act of 1990 (the "ADA")relating to the accessibility of certain theatre seating to patrons using wheelchairs. In August 1998, the federal district judge presiding over a case in El Paso (lara, et al versus Cinemark USA, Inc.) granted plaintiffs motion for summary judgement ruling the Company's stadium theatre design is in violation of the ADA. The Company appealed this ruling to the Fifth Circuit Court of Appeals. In April 2000, the Fifth Circuit Court of Appeals reversed the ruling of the federal district judge and rendered judgement in favor of the Company holding that the Company's theatre subject to the lawsuit complied with the ADA. The Company is now seeking dismissals of similar cases pending in Texas. Although the Company cannot predict the final resolution of this case or the outcome of the other cases, management believes that the Company's potential liability with respect to such proceedings is not material in the aggregate to the Company's financial position, results of operations and cash flows.

        Reference is also made to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Item 2. Change in Securities and Use of Proceeds

        Not Applicable

Item 3. Defaults upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        There have not been any matters submitted to a vote of security holders during the first quarter of 2000 through the solicitation of proxies or otherwise.

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

Item 6. Exhibits and Reports on Form 8-K
        a)     Supplemental schedules specified by the Senior Notes indenture:

                   Condensed Consolidating Balance Sheet
                   (unaudited) as of March 31, 2000

                   Condensed Consolidating Statement of
                   Operations (unaudited) for the three months ended March 31, 2000

                   Condensed Consolidating Statement of Cash Flow (unaudited) for the three months ended March 31, 2000

        b)     Reports on Form 8-K

                   No reports have been filed by Registrant during the quarter for which this report is filed.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                              AS OF MARCH 31, 2000
                                   (Unaudited)

                                                       Restricted       Unrestricted
                                                         Group            Group        Eliminations        TOTAL
                                                     -----------------------------------------------------------------
                  ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                           $ 2,280,043     $ 6,289,402             $ -       $ 8,569,445
    Inventories                                           2,923,819         598,655               -         3,522,474
    Co-op advertising and other receivables             (17,060,318)     30,598,453        (127,490)       13,410,645
    Tax receivable                                        1,205,239          66,018               -         1,271,257
    Prepaid expenses and other                            2,830,808         297,016               -         3,127,824
                                                     -----------------------------------------------------------------
       Total current assets                              (7,820,409)     37,849,544        (127,490)       29,901,645

THEATRE PROPERTIES AND EQUIPMENT                      1,015,502,155     127,218,379               -     1,142,720,534
    Less accumulated depreciation and amortization     (171,102,002)    (19,510,842)              -      (190,612,844)
                                                     -----------------------------------------------------------------
       Theatre properties and equipment - net           844,400,153     107,707,537               -       952,107,690

OTHER ASSETS:
    Certificates of deposit                                       -               -               -                 -
    Investments in and advances to affiliates           113,228,615         732,676    (110,500,880)        3,460,411
    Goodwill - net                                       10,018,059       8,229,950               -        18,248,009
    Deferred charges and other - net                     39,022,043       7,824,052               -        46,846,095
                                                     -----------------------------------------------------------------
       Total other assets                               162,268,717      16,786,678    (110,500,880)       68,554,515
                                                     -----------------------------------------------------------------
TOTAL                                                 $ 998,848,461    $ 162,343,759   $(110,628,370)  $ 1,050,563,850
                                                     =================================================================

        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                   $ 1,178,142     $20,596,899             $ -      $ 21,775,041
    Current income taxes payable                          1,981,674           2,256               -         1,983,930
    Accounts payable and other accrued expenses          88,751,790      10,921,925        (127,490)       99,546,225
                                                     -----------------------------------------------------------------
       Total current liabilities                         91,911,606      31,521,080        (127,490)      123,305,196
LONG-TERM LIABILITIES:
    Senior credit agreements                            362,281,839      42,811,951               -       405,093,790
    Senior subordinated debt                            380,237,563               -               -       380,237,563
    Deferred lease expenses                              16,613,314         335,402               -        16,948,716
    Deferred gain on sale leaseback                       5,378,901               -               -         5,378,901
    Deferred income taxes                                12,836,783         (45,613)              -        12,791,170
    Deferred revenues                                    14,865,501         110,989               -        14,976,490
                                                       ---------------------------------------------------------------
       Total long-term liabilities                      792,213,901      43,212,729               -       835,426,630

MINORITY INTERESTS IN SUBSIDIARIES                        5,897,217      24,597,828               -        30,495,045

SHAREHOLDERS' EQUITY:
    Class A common stock, $.01 par value: 10,000,000 shares
       authorized, 1,500 shares issued and outstanding           15              -                -                15
    Class B common stock, no par value: 1,000,000 shares
       authorized, 234,197 shares issued                 49,537,731      10,901,000     (10,901,000)       49,537,731
    Additional paid-in-capital                           13,728,565      99,640,544     (99,599,880)       13,769,229
    Unearned compensation - stock options                (2,864,120)              -               -        (2,864,120)
    Retained earnings                                    84,100,430     (30,521,464)              -        53,578,966
    Treasury stock, 57,245 Class B shares at cost       (24,232,890)              -               -       (24,232,890)
    Accumulated other comprehensive loss                (11,443,994)    (17,007,958)              -       (28,451,952)
                                                     -----------------------------------------------------------------
       Total shareholders' equity                       108,825,737      63,012,122    (110,500,880)       61,336,979
                                                     -----------------------------------------------------------------
TOTAL                                                 $ 998,848,461    $ 162,343,759   $(110,628,370)  $ 1,050,563,850
                                                     =================================================================

    Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)

                                                             Restricted      Unrestricted
                                                               Group            Group        Eliminations       TOTAL
                                                           ----------------------------------------------------------------
REVENUES:
    Admissions                                               $94,102,537      $18,384,308             $ -     $112,486,845
    Concessions                                               46,264,121        5,859,936               -       52,124,057
    Other                                                      9,425,959        1,059,629        (230,912)      10,254,676
                                                           ----------------------------------------------------------------
                  Total                                      149,792,617       25,303,873        (230,912)     174,865,578

COSTS AND EXPENSES:
    Cost of operations:
       Film rentals and advertising                           48,356,784        9,091,155               -       57,447,939
       Concession supplies                                     7,742,529        1,970,709               -        9,713,238
       Salaries and wages                                     19,594,314        2,055,172               -       21,649,486
       Facility leases                                        22,493,418        4,140,567               -       26,633,985
       Utilities and other                                    22,637,332        2,551,714        (230,912)      24,958,134
                                                           ----------------------------------------------------------------
                  Total                                      120,824,377       19,809,317        (230,912)     140,402,782

    General and administrative expenses                        8,074,732        1,937,161               -       10,011,893
    Depreciation and amortization                             11,096,584        3,118,869               -       14,215,453
    Asset impairment loss                                        440,000                -               -          440,000
    (Gain) loss on sale of assets                                251,201              (25)              -          251,176
                                                           ----------------------------------------------------------------
                  Total                                      140,686,894       24,865,322        (230,912)     165,321,304

OPERATING INCOME                                               9,105,723          438,551               -        9,544,274

OTHER INCOME (EXPENSE):
    Interest expense                                         (15,468,417)      (1,421,535)              -      (16,889,952)
    Amortization of debt issue cost                             (193,536)          (8,333)              -         (201,869)
    Amortization of bond discount                                (43,625)               -               -          (43,625)
    Interest income                                              248,268           66,384               -          314,652
    Foreign currency exchange gain (loss)                        129,763          209,908               -          339,671
    Equity in income of affiliates                                23,023           35,333               -           58,356
    Minority interests in subsidiaries                          (444,820)             284               -         (444,536)
                                                           ----------------------------------------------------------------
                  Total                                      (15,749,344)      (1,117,959)              -      (16,867,303)
                                                           ----------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                             (6,643,621)        (679,408)              -       (7,323,029)

Income taxes (benefit)                                        (1,481,532)        (279,811)              -       (1,761,343)
                                                            ---------------------------------------------------------------
NET INCOME (LOSS)                                            $(5,162,089)      $ (399,597)            $ -     $ (5,561,686)
                                                            ===============================================================

    Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)

                                                            Restricted      Unrestricted
                                                               Group            Group        Eliminations       TOTAL
                                                           ---------------------------------------------------------------
OPERATING ACTIVITIES:
    Net Income (loss)                                       $ (5,162,089)      $ (399,597)           $ -     $ (5,561,686)

    Noncash items in net income:
       Depreciation                                           10,803,559        2,806,366              -       13,609,925
       Amortization - goodwill and other assets                  293,025          312,503              -          605,528
       Loss on impairment of assets                              440,000                -              -          440,000
       Amortization of gain on sale leaseback                    (91,480)               -              -          (91,480)
       Deferred lease expenses                                   716,351           43,565              -          759,916
       Amortization of prepaid leases                            350,549          224,347              -          574,896
       Deferred income tax expense                            (5,244,470)         (52,364)             -       (5,296,834)
       Amortization of debt discount and premium                  (7,126)               -              -           (7,126)
       Amortized compensation - stock options                    269,830                -              -          269,830
       Compensation expense related to repurchase of
         stock options                                           103,584                -              -          103,584
       (Gain) loss on sale of assets                             251,201              (25)             -          251,176
       Equity in income of affiliates                            (23,023)         (35,333)             -          (58,356)
       Minority interests in income (loss) of subsidiaries       444,820             (284)             -          444,536

    Cash provided by (used for) operating working capital:
       Inventories                                               508,287          703,759              -        1,212,046
       Co-op advertising and other receivables                (5,240,171)       4,011,329       (114,332)      (1,343,174)
       Prepaid expenses and other                              4,529,332         (148,434)             -        4,380,898
       Accounts payable and accrued expenses                 (28,846,634)        (333,088)       114,332      (29,065,390)
       Income tax receivable/payable                           2,812,581          (63,762)             -        2,748,819
                                                           ---------------------------------------------------------------
           Net cash used for operating activities            (23,091,874)       7,068,982              -      (16,022,892)

INVESTING ACTIVITIES:
    Additions to Theatre properties and equipment            (29,790,462)      (7,095,426)             -      (36,885,888)
    Sale of Theatre properties and equipment                   7,042,243               25              -        7,042,268
    Decrease (increase) in other assets, investments in
       and advances to affiliates                              5,366,764       (2,362,453)             -        3,004,311
                                                           ---------------------------------------------------------------
       Net cash provided by (used for) investing activities  (17,381,455)      (9,457,854)             -      (26,839,309)

FINANCING ACTIVITIES:
    Decrease in long-term debt                               (15,073,696)      (1,788,585)             -      (16,862,281)
    Increase in long-term debt                                42,606,648        2,956,075              -       45,562,723
    Increase in deferred revenues                             13,472,174           77,844              -       13,550,018
    Purchase of treasury stock                                   (34,000)               -              -          (34,000)
    Repurchase of stock options                                  (67,452)               -              -          (67,452)
    Minority interests in subsidiaries, net                     (723,653)         961,819              -          238,166
                                                           ---------------------------------------------------------------
       Net cash provided by (used for) financing activities   40,180,021        2,207,153              -       42,387,174

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           62,985          109,330              -          172,315
                                                           ---------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (230,323)         (72,389)             -         (302,712)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                        2,510,366        6,361,791              -        8,872,157
                                                           ---------------------------------------------------------------
    End of period                                            $ 2,280,043      $ 6,289,402            $ -      $ 8,569,445
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




                               CINEMARK USA, INC.
                               Registrant

DATE: May 10, 2000


                               /s/Robert Copple
                               Robert Copple
                               Senior Vice President and
                               Chief Financial Officer