Form 10-Q
period 2000-06-30
CINEMARK USA INC /TX
filed 2000-08-08
CIK 885975

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000



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

    As of August 8, 2000, 1,500 shares of Class A Common Stock and 184,957 shares of Class B Common Stock (including options to acquire 7,580 shares of Class B Common Stock exercisable within 60 days of such date) were outstanding.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                                      Index

                                                                         Page

PART I   FINANCIAL INFORMATION

     Item 1.       Financial Statements

                   Condensed Consolidated Balance Sheets
                      as of June 30, 2000 (unaudited)
                      and December 31, 1999                                  3

                   Condensed Consolidated Statements of Operations
                      (unaudited) for the three and six month
                      periods ended June 30, 2000 and 1999                   4

                   Condensed Consolidated Statements of Cash
                      Flows (unaudited) for the six month
                      periods ended June 30, 2000 and 1999                   5

                   Notes to Condensed Consolidated Financial
                      Statements                                             6

     Item 2.       Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                             9

     Item 3.       Quantitative and Qualitative Disclosures
                      About Market Risk                                      18


PART II                    OTHER INFORMATION

     Item 1.       Legal Proceedings                                         19

     Item 2.       Changes in Securities and Use of Proceeds                 19

     Item 3.       Defaults Upon Senior Securities                           19

     Item 4.       Submission of Matters to a Vote of Security Holders       19

     Item 5.       Other Information                                         19

     Item 6.       Exhibits and Reports on Form 8-K                          19

SIGNATURES                                                                   23

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       CINEMARK USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              June 30,         December 31,
                                                                                2000               1999
                                                                            (Unaudited)
                                                                         ------------------------------------
    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                $ 13,676,590        $ 8,872,157
    Inventories                                                                 3,821,603          4,734,520
    Co-op advertising and other receivables                                     7,980,393         12,067,471
    Income tax receivable                                                       1,055,244          2,036,146
    Prepaid expenses and other                                                  2,449,221          7,508,722
                                                                         ------------------------------------
      Total current assets                                                     28,983,051         35,219,016

THEATRE PROPERTIES AND EQUIPMENT                                            1,169,703,535      1,107,786,308
    Less accumulated depreciation and amortization                           (204,004,706)      (173,827,249)
                                                                         ------------------------------------
      Theatre properties and equipment - net                                  965,698,829        933,959,059

OTHER ASSETS:
    Investments in and advances to affiliates                                   9,542,251          2,289,553
    Goodwill - net                                                             17,881,260         18,619,715
    Deferred charges and other - net                                           47,308,201         51,773,896
                                                                         ------------------------------------
      Total other assets                                                       74,731,712         72,683,164
                                                                         ------------------------------------
TOTAL                                                                      $1,069,413,592     $1,041,861,239
                                                                         ====================================

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                                        $ 13,497,825       $ 21,420,579
    Accounts payable and accrued expenses                                     117,713,635        128,611,615
                                                                         ------------------------------------
      Total current liabilities                                               131,211,460        150,032,194

LONG-TERM LIABILITIES:
    Senior credit agreements                                                  415,765,149        376,747,810
    Senior subordinated notes                                                 380,230,435        380,244,689
    Deferred lease expenses                                                    17,708,633         16,188,800
    Deferred gain on sale leaseback                                             5,287,421          5,470,381
    Deferred income taxes                                                      11,023,152         18,088,004
    Deferred revenues                                                          24,672,990          1,426,472
                                                                         ------------------------------------
      Total long-term liabilities                                             854,687,780        798,166,156

MINORITY INTERESTS IN SUBSIDIARIES                                             31,287,252         29,812,343

SHAREHOLDERS' EQUITY:
    Class A common stock, $.01 par value: 10,000,000 shares
      authorized, 1,500 shares issued and outstanding                                  15                 15
    Class B common stock, no par value: 1,000,000 shares
      authorized, 234,622 and 234,073 shares issued, respectively              49,538,156         49,537,607
    Additional paid-in-capital                                                 13,641,431         13,733,221
    Unearned compensation - stock options                                      (2,522,039)        (3,131,680)
    Retained earnings                                                          49,728,553         59,140,652
    Treasury stock, 57,245 and 57,211 Class B shares at cost, respectively    (24,232,890)       (24,198,890)
    Accumulated other comprehensive loss                                      (33,926,126)       (31,230,379)
                                                                         ------------------------------------
      Total shareholders' equity                                               52,227,100         63,850,546
                                                                         ------------------------------------

TOTAL                                                                      $1,069,413,592     $1,041,861,239
                                                                         ====================================

     See accompanying Notes to Condensed Consolidated Financial Statements.

                      CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                               2000              1999              2000              1999
                                                          ---------------------------------   ---------------------------------
REVENUES:
    Admissions                                             $ 123,413,502     $ 111,821,123     $ 235,900,347     $ 207,037,547
    Concessions                                               56,756,317        54,676,548       108,880,374       101,453,845
    Other                                                      7,808,884         7,368,359        18,063,560        14,642,665
                                                          ---------------------------------   ----------------------------------
        Total                                                187,978,703       173,866,030       362,844,281       323,134,057
                                                          ---------------------------------   ----------------------------------

COSTS AND EXPENSES:
    Cost of operations:
      Film rentals and advertising                            65,630,832        61,158,899       123,078,771       110,360,016
      Concession supplies                                      9,947,499         9,513,044        19,660,737        17,007,078
      Salaries and wages                                      20,928,104        21,272,565        42,577,590        40,610,548
      Facility leases                                         26,058,247        22,172,484        52,692,232        42,745,400
      Utilities and other                                     25,639,123        25,271,261        50,597,257        46,931,796
                                                          ---------------------------------   ---------------------------------
        Total                                                148,203,805       139,388,253       288,606,587       257,654,838

    General and administrative expenses                        9,391,395         8,507,388        19,403,288        16,500,888
    Depreciation and amortization                             15,726,957        12,627,818        29,942,410        23,960,603
    Asset impairment loss                                      1,175,000                 -         1,615,000                 -
    (Gain) loss on sale of assets                               (136,367)           66,669           114,809              (237)
                                                          ---------------------------------   ---------------------------------
        Total                                                174,360,790       160,590,128       339,682,094       298,116,092

OPERATING INCOME                                              13,617,913        13,275,902        23,162,187        25,017,965

OTHER INCOME (EXPENSE):
    Interest expense                                         (18,455,799)      (13,352,959)      (35,345,751)      (26,474,222)
    Amortization of debt issue cost                             (201,869)         (208,116)         (403,738)         (407,670)
    Amortization of bond discount                                (43,625)          (43,625)          (87,250)          (87,250)
    Interest income                                              166,942           704,306           481,594         1,283,869
    Foreign currency exchange gain (loss)                       (361,384)          (76,614)          (21,713)             (380)
    Equity in income (loss) of affiliates                        (71,250)           57,267           (12,894)          113,126
    Minority interests in subsidiaries                           287,609           260,408          (156,927)          990,810
                                                          ---------------------------------   ---------------------------------
        Total                                                (18,679,376)      (12,659,333)      (35,546,679)      (24,581,717)
                                                          ---------------------------------   ---------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
    EFFECT OF AN ACCOUNTING CHANGE                            (5,061,463)          616,569       (12,384,492)          436,248

Income taxes (benefit)                                        (1,211,050)          936,329        (2,972,393)          926,304
                                                          ---------------------------------   ---------------------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
    AN ACCOUNTING CHANGE                                      (3,850,413)         (319,760)       (9,412,099)         (490,056)

Cumulative effect of a change in an accounting principle
    - net of tax benefit of $417,570                                   -                 -                 -        (2,968,637)
                                                          ---------------------------------   ---------------------------------
NET INCOME (LOSS)                                           $ (3,850,413)       $ (319,760)     $ (9,412,099)     $ (3,458,693)
                                                          =================================   =================================

EARNINGS PER SHARE:
    Basic:
      Income (loss) before cumulative effect of an
             accounting change                                  $ (21.53)          $ (1.79)         $ (52.69)          $ (2.75)
      Cumulative effect of an accounting change                        -                 -                 -            (16.64)
                                                          ---------------------------------   ---------------------------------
      Net Income (loss)                                         $ (21.53)          $ (1.79)         $ (52.69)         $ (19.39)
                                                          =================================   =================================

    Diluted:
      Income (loss) before cumulative effect of an
             accounting change                                  $ (21.53)          $ (1.79)         $ (52.69)          $ (2.75)
      Cumulative effect of an accounting change                        -                 -                 -            (16.64)
                                                          ---------------------------------   ---------------------------------
      Net Income (loss)                                         $ (21.53)          $ (1.79)         $ (52.69)         $ (19.39)
                                                          =================================   =================================

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                              2000               1999
                                                                        ------------------------------------
OPERATING ACTIVITIES:
     Net income (loss)                                                      $ (9,412,099)      $ (3,458,693)

     Noncash items in net income:
        Depreciation                                                          28,707,931         23,972,025
        Amortization - goodwill and other assets                               1,234,479            396,248
        Loss on impairment of assets                                           1,615,000                  -
        Amortization of gain on sale leaseback                                  (182,960)          (176,875)
        Deferred lease expenses                                                1,519,833            964,421
        Amortization of prepaid leases                                         1,185,253            394,774
        Deferred income tax expense                                           (7,064,852)         5,033,258
        Amortization of debt discount and premium                                (14,254)           (14,255)
        Amortized compensation - stock options                                   481,843            712,275
        Compensation expense related to repurchase of stock options              103,584                  -
        (Gain) loss on sale of assets                                            114,809               (237)
        Equity in (income) loss of affiliates                                     12,894           (113,126)
        Minority interests in income (loss) of subsidiaries                      156,927           (990,810)
        Cumulative effect of an accounting change                                      -          3,386,207

     Cash provided by (used for) operating working capital:
        Inventories                                                              912,917           (471,323)
        Co-op advertising and other receivables                                4,087,078         (8,023,752)
        Prepaid expenses and other                                             5,059,501           (353,631)
        Accounts payable and accrued expenses                                (10,897,980)        (9,994,232)
        Income tax receivable/payable                                            980,902         (2,456,204)
                                                                        -------------------------------------
           Net cash provided by (used for) operating activities               18,600,806          8,806,070

INVESTING ACTIVITIES:
     Additions to Theatre properties and equipment                           (72,592,491)      (105,697,779)
     Sale of Theatre properties and equipment                                  7,819,711            647,728
     Decrease in certificates of deposit                                               -          3,846,821
     Decrease (increase) in investments in and advances to affiliates         (7,265,592)         8,578,136
     Decrease (increase) in deferred charges and other                         2,784,418        (13,488,129)
                                                                        ------------------------------------
        Net cash provided by (used for) investing activities                 (69,253,954)      (106,113,223)

FINANCING ACTIVITIES:
     Decrease in long-term debt                                              (41,185,274)       (14,922,673)
     Increase in long-term debt                                               72,279,859         98,405,184
     Increase in deferred revenues                                            23,246,518          4,753,344
     Purchase of treasury stock                                                  (34,000)                 -
     Repurchase of stock options                                                 (67,452)                 -
     Common stock issued for options exercised                                       425                  -
     Minority investment in subsidiaries, net                                  1,317,982         (8,235,955)
                                                                        ------------------------------------

        Net cash provided by (used for) financing activities                  55,558,058         79,999,900

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (100,477)          (409,715)
                                                                        ------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               4,804,433        (17,716,968)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                       8,872,157         25,645,868

                                                                        ------------------------------------
     End of period                                                          $ 13,676,590        $ 7,928,900
                                                                        ====================================

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       CINEMARK USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  The Company and Basis of Presentation

       Cinemark USA, Inc. and its subsidiaries (the Company) is a world leader in the motion picture exhibition industry that owns or leases and operates motion picture theatres in 32 states, Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica and Colombia. The Company operates 2,855 screens in 266 theatres and manages an additional three theatres (23 screens) at June 30, 2000.

        The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The consolidated financial statements include the accounts of Cinemark USA, Inc. and its subsidiaries. Majority-owned subsidiaries are consolidated while those subsidiaries of which the Company owns between 20% and 50% are accounted for as affiliates under the equity method. The results of these subsidiaries and affiliates are included in the financial statements effective with their formation or from their dates of acquisition. Significant intercompany balances and transactions are eliminated in the consolidation. Certain reclassifications have been made to June 30, 1999 and December 31, 1999 amounts to conform with the June 30, 2000 presentation.

       These financial statements should be read in conjunction with the audited annual financial statements and the notes thereto for the year ended December 31, 1999 included in the Annual Report filed on Form 10-K by the Company under the Securities Exchange Act of 1934 on March 30, 2000. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results to be achieved for the full year.


2.  Earnings Per Share

       Earnings per share are computed using the weighted average number of shares of Class A and Class B common stock outstanding during each period. The following table sets forth the computation of basic and diluted earnings per share.


                                                                 Three Months Ended             Six Months Ended
                                                                      June 30,                      June 30,
                                                                2000          1999            2000          1999
                                                              -----------------------      ------------------------
Net income (loss) (in thousands)                               $(3,850)        $(320)       $ (9,412)     $ (3,459)
                                                               ========        ======       =========     =========
Basic:
    Weighted average common shares outstanding                  178,863       178,362         178,635       178,362
                                                               ========       =======        ========     =========
    Earnings (loss) per common share                           $(21.53)       $(1.79)        $(52.69)      $(19.39)
                                                               ========       =======        ========     =========
Diluted:
    Weighted average common shares outstanding                  178,863       178,362         178,635       178,362
    Common equivalent shares for stock options                        -             -               -             -
                                                               --------       -------         -------      --------
    Weighted average shares outstanding                         178,635       178,362         178,635       178,362
                                                               ========       =======        ========      ========
Earnings (loss) per common and common equivalent share         $(21.53)       $(1.79)        $(52.69)      $(19.39)
                                                               ========       =======        ========      ========

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


3. FAS 130 - Comprehensive Income (Loss)

        Beginning in 1998, the Company adopted SFAS 130 "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components in the financial statements. The following components are reflected in the Company's comprehensive loss:


                                                  Three Months Ended                      Six Months Ended
                                                       June 30,                               June 30,
                                                2000                1999               2000               1999
                                              ---------------------------------     ---------------------------------
Net loss                                       $(3,850,413)          $(319,760)       $(9,412,099)       $(3,458,693)
Foreign currency translation adjustment         (5,474,174)         (2,975,771)        (2,695,747)       (13,409,715)
                                              ---------------------------------     ---------------------------------
Comprehensive loss                             $(9,324,587)        $(3,295,531)      $(12,107,846)      $(16,868,408)
                                              =================================     =================================

4.  Foreign Currency Translation

        The accumulated other comprehensive loss in shareholders' equity of $33,926,126 and $31,230,379 at June 30, 2000 and December 31, 1999,
respectively, primarily relates to the unrealized adjustments from translating the financial statements of Cinemark Brasil, S.A., Cinemark de Mexico, S.A. de C.V. and Cinemark Chile, S.A. into U.S. dollars.

        In 1999 and 2000, the Company was required to utilize the U.S. dollar as the functional currency of Cinemark del Ecuador S.A. for U.S. reporting purposes due to the highly inflationary economy of Ecuador. Thus, devaluations in the sucre during 1999 and 2000 that affected the Company's investment were charged to foreign currency exchange gain (loss) rather than to the accumulated other comprehensive loss account as a reduction to shareholders' equity. At June 30, 2000, the total assets of Cinemark del Ecuador S.A. were approximately $4 million.

5.   (Gain) Loss on Sale of Assets

         In 1999, the Company adopted Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," requiring that gains and losses on sale of assets be recorded as a component of operating income. The Company's practice had been to classify these gains and losses as other income and expense. As a result of the new accounting pronouncement, the Company has reclassified the (gain) loss on sale of assets of $66,669 and $(237) from other income and expense to be included as a component of operating income for the three and six month periods ended June 30, 1999, respectively. The comparable amount in the three and six month periods ended June 30, 2000 is $(136,367) and $114,809, respectively.

6.   Accounting for Start-up Activities and Organization Costs

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
                                                    ----------
                                                    $2,968,637
                                                    ==========

7.  Supplemental Cash Flow Information

       The following is provided as supplemental information to the consolidated statements of cash flows:


                            Six Months Ended June 30,
                                    2000 1999
                                                     ----                 ----
                    Cash paid for interest     $34,307,247          $29,048,419
                    Cash paid for income taxes   2,592,445            1,456,793


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


                                                                       Other Foreign
                      United States       Mexico          Brazil         Countries     Eliminations     Consolidated
2000
----
Total revenues          $272,150,333     $29,419,087     $28,653,102      $33,058,780     $(437,021)       $362,844,281
                      =============== =============== =============== ================ ============== ==================
Long-lived assets,
net                      752,499,356      64,878,980      68,492,330       79,828,163              -        965,698,829
                      =============== =============== =============== ================ ============== ==================

1999
----
Total revenues          $253,843,091     $25,049,632     $18,326,554      $26,183,296     $(268,516)       $323,134,057
                      =============== =============== =============== ================ ============== ==================
Long-lived assets,
net                      665,480,668      56,659,155      50,227,815       76,059,624              -        848,427,262
                      =============== =============== =============== ================ ============== ==================

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.

Overview

       The following is an analysis of the financial condition and results of operations of the Company. This analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this report.


Results of Operations

       The Company's revenues are generated primarily from box office receipts and concession sales. The Company's revenues are affected by changes in attendance and average admission and concession revenues per patron. Attendance is primarily affected by the commercial appeal of the films released during the period or year reported. Since the Company's formation, attendance has grown principally from the development and acquisition of theatres. The Company has generally experienced increases in average admission revenues per patron from ticket price increases as well as the development of theatres in markets that can support higher ticket prices. Additional revenues related to theatre operations are generated by screen advertising, pay phones, ATM charges and electronic video games installed in video arcades located in some of the Company's theatres.

       Film rentals and advertising, concession supplies and salaries and wages vary directly with changes in revenues. These expenses have historically represented approximately 65% of all theatre operating expenses and approximately 50% of revenues. Film rental costs are based on a percentage of admissions revenues as determined by film license agreements. Advertising cost is primarily fixed at the theatre level as daily movie directories placed in newspapers represent the largest component of advertising costs. The monthly cost of these ads is based on the size of the directory. However, advertising costs have remained relatively constant when expressed as a percentage of revenues as screen growth results in the addition of new or larger directory ads which help drive revenues. The Company expenses concession supplies purchased as they are sold. Although salaries and wages include a fixed component of cost (i.e., the minimum staffing cost to operate a theatre facility during non-peak periods), salaries and wages move in relation to revenues as theatre staffing is adjusted to handle attendance volume.

       Conversely, facility lease expense is primarily a fixed cost at the theatre level as the Company's facility leases generally require a fixed monthly minimum rent payment. Facility lease expense as a percentage of revenues is also affected by the number of leased versus fee owned facilities. As a result of two sale leaseback transactions which occurred in 1998, the addition of a larger proportion of leased theatre properties has resulted in an increase in facility lease expense as a percentage of revenues in 1999 and 2000 as compared to earlier years.

       Utilities and other costs include certain costs that are fixed such as property taxes, certain costs which are variable such as liability insurance, and certain costs that possess both fixed and variable components such as utilities, repairs and maintenance and security services.

The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in the Company's condensed consolidated statements of operations.

                                                             % of Revenues             % of Revenues
                                                           --------------------      -----------------
                                                           Three Months Ended         Six Months Ended
                                                                June 30,                  June 30,
                                                               2000         1999         2000        1999
      Revenues:
        Admissions                                             65.7         64.3         65.0        64.1
        Concessions                                            30.2         31.5         30.0        31.4
        Other                                                   4.1          4.2          5.0         4.5
                                                              -----        -----        -----       -----
      Total revenues                                          100.0        100.0        100.0       100.0

      Cost of operations                                       78.8         80.1         79.5        79.8
      General and administrative expenses                       5.0          4.9          5.3         5.1
      Depreciation and amortization                             8.4          7.3          8.3         7.4
      Asset impairment loss                                     0.6          0.0          0.5         0.0
                                                               ----         ----         ----        ----
      Total operating expenses                                 92.8         92.3         93.6        92.3
                                                              -----        -----        -----       -----

      Operating income                                          7.2          7.7          6.4         7.7

      Interest expense                                        (9.8)        (7.8)        (9.7)       (8.3)
      Other income (expense)                                  (0.1)          0.5        (0.1)         0.7
                                                              -----        ------       -----        ----
      Income (loss) before income taxes and
         cumulative effect of an accounting change            (2.7)          0.4        (3.4)         0.1
      Income taxes (benefit)                                  (0.6)          0.6        (0.8)         0.3
                                                              -----        -----        -----        -----
      Income (loss) before cumulative effect
         of an accounting change                              (2.1)        (0.2)        (2.6)       (0.2)
      Cumulative effect of an accounting change                  -            -            -        (0.9)
                                                              -----        -----        -----       -----
      Net income (loss)                                       (2.1)        (0.2)        (2.6)       (1.1)
                                                              =====        =====        =====       =====

Second quarter ended June 30, 2000 and 1999.

Revenues

        Revenues for the second quarter ended June 30, 2000 increased to $188.0 million from $173.9 million for the second quarter ended June 30, 1999, a 8.1% increase. The increase in revenues for the second quarter is primarily attributable to a 5.5% increase in attendance in the second quarter of 2000 as compared to the second quarter of 1999 as a result of the net addition of 381 screens since the second quarter of 1999. The increase in revenues is also due to a 2.6% increase in admissions and concession revenues per patron in the second quarter of 2000 as compared to the second quarter of 1999.


Cost of Operations

       Cost of operations, as a percentage of revenues, decreased to 78.8% in the second quarter of 2000 from 80.1% in the second quarter of 1999. The decrease as a percentage of revenues resulted from a decrease in film rentals and advertising expense as a percentage of admission revenues to 53.2% in 2000 from 54.7% in 1999 as a result of lower film terms, a decrease in salaries and wages as a percentage of revenues to 11.1% in 2000 from 12.2% in 1999 and a decrease in utilities and other expenses as a percentage of revenues to 13.6% in 2000 from 14.5% in 1999, offset by an increase in facility lease expense as a percentage of revenues to 13.9% in 2000 from 12.8% in 1999.

General and Administrative Expenses

        General and administrative expenses as a percentage of revenues for the second quarter ended June 30, 2000 of 5.0% were relatively consistent with the second quarter ended June 30, 1999.

        The absolute level of general and administrative expenses increased to $9.4 million in the second quarter of 2000 from $8.5 million in the second quarter of 1999. The increase in general and administrative expenses is attributed to costs associated with the worldwide growth (net addition of 381 screens) of the Company since the second quarter ended June 30, 1999 and the additional rent expense related to the Company's corporate office that was sold and leased back in December 1999.


Depreciation and Amortization

        Depreciation and amortization increased 24.6% to $15.7 million in the second quarter of 2000 from $12.6 million in the second quarter of 1999. The increase is a result of the net addition of $157 million in theatre property and equipment since the second quarter of 1999, a 15.5% increase. The difference in the percentage increase in depreciation and amortization compared to the increase in theatre property and equipment is a result of the timing of when the additions were placed in service during the period.


Asset Impairment Loss

        The Company recorded asset impairment charges of $1.2 million in the second quarter of 2000 pursuant to Statement of Financial Standards No. 121 (FASB 121). In accordance with FASB 121, the Company wrote down the assets of certain theatres to their fair value.


Interest Expense

        Interest costs incurred, including amortization of debt issue cost and bond discount, increased 26.2% during the second quarter of 2000 to $18.8 million (including capitalized interest to properties under construction) from $14.9 million (including capitalized interest) in the second quarter of 1999. The increase in interest costs incurred for the second quarter of 2000 was due principally to an increase in average debt outstanding resulting from borrowings under the Company's Credit Facility and increased interest rates on the Company's variable rate debt.


Income Taxes

        An income tax benefit of $1.2 million was recorded for the second quarter of 2000 as compared to income tax expense of $0.9 million in the second quarter of 1999. The Company's effective rate for the second quarter of 2000 was 23.9%.

Six month period ended June 30, 2000 and 1999.

Revenues

The Company generated revenues for the six month period ended June 30, 2000 (the "2000 period") of $362.8 million compared to $323.1 million for the six months ended June 30, 1999 (the "1999 period"), a 12.3% increase. The increase in revenues for the 2000 period is primarily attributable to a 7.8% increase in attendance for the 2000 period versus the 1999 period as the result of the net addition of 381 screens since the second quarter of 1999. The increase in revenues is also due to a 3.7% increase in admissions and concession revenues per patron in the 2000 period as compared to the 1999 period.


Cost of Operations

       Cost of operations, as a percentage of revenues, decreased to 79.5% in the 2000 period from 79.8% for the same period in 1999. The decrease as a percentage of revenues resulted from a decrease in film rental and advertising costs as a percentage of admissions revenues to 52.2% in the 2000 period from 53.3% in the 1999 period as a result of lower film terms, a decrease in salaries and wages as a percentage of revenues to 11.7% in 2000 from 12.6% in 1999 and a decrease in utilities and other expenses as a percentage of revenues to 13.9% in 2000 from 14.5% in 1999, offset by an increase in facility lease expense as a percentage of revenues to 14.5% in the 2000 period from 13.2% in the 1999 period and an increase in concession expense as a percentage of concession revenues to 18.1% in the 2000 period from 16.8% in the 1999 period as a result of the greater number of international theatres in operation.


General and Administrative Expenses

        General and administrative expenses as a percentage of revenues for the six month period ended June 30, 2000 of 5.3% were relatively consistent with the same period in 1999.

        The absolute level of general and administrative expenses increased to $19.4 million in the 2000 period from $16.5 million in the 1999 period. The increase in general and administrative expenses is attributed to costs associated with the worldwide growth (net addition of 381 screens) of the Company between the 1999 period end and the 2000 period end and the additional rent expense related to the Company's corporate office that was sold and leased back in December 1999.


Depreciation and Amortization

        For the 2000 period, depreciation and amortization increased 24.6% to $29.9 million from $24.0 million in the 1999 period. The increase is a result of the net addition of $157 million in theatre property and equipment since the second quarter of 1999, a 15.5% increase. The difference in the percentage increase in depreciation and amortization compared to the increase in theatre property and equipment is a result of the timing of when the additions were placed in service during the period.


Asset Impairment Loss

        The Company has recorded asset impairment charges of $1.6 in the 2000 period pursuant to Statement of Financial Standards No. 121 (FASB 121). In accordance with FASB 121, the Company wrote down the assets of certain theatres to their fair value.

Interest Expense

        Interest costs incurred in the 2000 period, including amortization of debt issue cost and bond discount, increased 23.0% to $36.4 million (including capitalized interest to properties under construction) from $29.6 million (including capitalized interest) in the 1999 period. The increase in interest costs incurred for the 2000 period was due principally to an increase in average debt outstanding resulting from borrowings under the Company's Credit Facility and increased interest rates on the Company's variable rate debt.


Income Taxes

        An income tax benefit of $3.0 million was recorded for the 2000 period as compared to income tax expense of $0.9 million in the 1999 period. The Company's effective tax rate for the 2000 period was 24.0%.


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

        The Company's theatres are typically equipped with modern projection and sound equipment, with approximately 87% of the screens operated by the Company having been built since January 1, 1990. The Company's investing activities have been principally in connection with new theatre openings and acquisitions of existing theatres and theatre circuits. As of August 8, 2000, the Company has opened 5 theatres (84 screens) during 2000 and has 3 theatres (47 screens) under construction or scheduled to open in the United States by the end of 2000. The Company is presently committed to opening 41 screens in the U.S. in 2001 and 2002 combined. As of August 8, 2000, the Company estimates that its remaining capital expenditures for the development of these 172 screens in the U.S. in 2000, 2001 and 2002 will be approximately $40 million. Actual expenditures for theatre development and acquisitions during 2000, 2001 and 2002 are subject to change based upon the availability of attractive opportunities for expansion of the Company's theatre circuit. Additionally, the Company and/or its affiliates may from time to time, subject to compliance with the Company's debt instruments, purchase on the open market the Company's debt securities depending upon the availability and prices of such securities. The Company plans to fund capital expenditures for its continued development and/or the purchase of debt securities, if any, from cash flow from operations, borrowings under the Credit Facility, proceeds from sale leaseback transactions and/or sales of excess real estate. As of August 8, 2000, the Company owned approximately $300 million of real estate and improvements resulting from the development of megaplex facilities over the last several years.

       In August 1996, the Company issued $200 million principal amount of Series B Senior Subordinated Notes due 2008 which bear interest at a rate of 9-5/8% per annum (the "Series B Notes"), payable semi-annually on February 1 and August 1 of each year. The Series B Notes were issued at 99.553% of the principal face amount. The net proceeds to the Company from the issuance of the Series B Notes (net of discount, fees and expenses) were approximately $193.2 million.

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

        In January 1998, the Company issued $105 million aggregate principal amount of 8-1/2% Series A Senior Subordinated Notes due 2008 (the "Series A
Notes") pursuant to Rule 144A (the "Offering"). The Series A Notes were issued at 99.0% of the principal face amount. The net proceeds to the Company from the issuance of the Series A Notes (net of discount, fees and expenses) were approximately $103.8 million. The Company exchanged the Series A Notes on March 17, 1998 for Series B Senior Subordinated Notes due 2008 which bear interest at a rate of 8-1/2% per annum (the "8-1/2% Series B Notes"), payable semi-annually on February 1 and August 1 of each year, which have been registered under the Securities Act of 1933, as amended.

       In February 1998, the Company replaced its existing credit facility with a reducing, revolving credit agreement (the "Credit Facility") through a group of banks for which Bank of America National Trust and Savings Association acts as Administrative Agent. The Credit Facility provides for loans to the Company of up to $350 million in the aggregate.

       The  Credit  Facility  is a  reducing  revolving  credit  facility,  with commitments automatically reduced each calendar quarter by $8,750,000, $11,812,500, $13,125,000, $12,031,000 and $6,562,500 in calendar year 2001,
2002, 2003, 2004 and 2005, respectively. The Company is required to prepay all loans outstanding in excess of the aggregate commitment as reduced pursuant to the terms of the Credit Facility. Borrowings are secured by a pledge of a majority of the issued and outstanding capital stock of the Company, and the credit agreement requires that the Company maintain certain financial ratios; restricts the payment of dividends, payment of subordinated debt prior to maturity and issuance of preferred stock and other indebtedness; and contains other restrictive covenants typical for agreements of this type. Pursuant to the terms of the Credit Facility, funds borrowed bear interest at a rate per annum equal to the Offshore Rate (as defined in the Credit Facility) or the Base Rate (as defined in the Credit Facility, as the case may be), plus the Applicable Margin (as defined in the Credit Facility). As of August 8, 2000, the Company has outstanding $332.5 million under the Credit Facility. The effective interest rate on such borrowings as of August 8, 2000 is 8.8% per annum.

        In December 1999, the Company completed a sale leaseback transaction pursuant to which the Company sold the land, building and site improvements of its corporate office property to a special purpose entity for an aggregate purchase price equal to approximately $20.3 million. Simultaneously with the sale, the Company entered into an operating lease for approximately 60% of the property for abase term equal to 10 years at a fixed monthly rental payment of $114,000 or $1.4 million annually for the first seven years and $123,000 or $1.5 million annually for the final three years.

        In 1992, the Company formed Cinemark International to develop and acquire theatres in international markets. As of August 8, 2000, the Company and Cinemark International, through its affiliates, operated 77 theatres (672 screens) principally in Latin America. The following table summarizes the Company's and Cinemark International's holdings in each international market, the number of theatres and screens in such market as of August 8, 2000 and the number of theatres and screens under construction in 2000.



                           Year of                               Operating              Planned Openings Through 2000
Country                   Formation      Ownership %         Theatres/Screens                 Theatres/Screens
                          ---------      -----------         ----------------                 ----------------
Mexico                      1992             95%         23 theatres (219 screens)         2 theatres (17 screens)
Chile                       1992             98%         12 theatres (88 screens)                     -
Argentina                   1995            100%          8 theatres (69 screens)          1 theatre (10 screens)
Brazil                      1996             60%         22 theatres (204 screens)         3 theatres (26 screens)
Ecuador                     1996             60%          2 theatres (16 screens)                     -
Peru                        1996            100%          2 theatres (21 screens)                     -
Central America             1997             50%          7 theatres (45 screens)                     -
Colombia                    1998             51%          1 theatre (10 screens)            1 theatre (6 screens)
United Kingdom              1998            100%                    N/A                               -
Taiwan                      1998             51%                    N/A                               -
Germany                     1999            100%                    N/A                               -

    Total                                                77 theatres (672 screens)         7 theatres (59 screens)


        The Company and Cinemark International, through its affiliates, plans to invest up to an additional $80 million in international ventures, principally in Latin America, over the next three years. The Company anticipates that investments in excess of Cinemark International and its affiliates available cash will be funded by the Company, its joint venture partners or other debt/equity financing to be provided by third parties directly to Cinemark International or its affiliates.

        In August 1998, the Company formed Cinemark Investments Corporation for the purpose of financing its Brazilian operations by investing in foreign fixed rate notes issued by Cinemark Brasil S.A., an indirect Brazilian subsidiary of the Company. In September 1998, Cinemark Investments Corporation executed a credit agreement with Bank of America that provides Cinemark Investments Corporation up to $20 million in the aggregate under a revolving line of credit facility (the Cinemark Investments Credit Agreement) the proceeds of which were used to purchase fixed rate notes issued by Cinemark Brasil S.A. bearing interest at 13.25%. The Cinemark Investments Credit Agreement is secured by an assignment of certain fixed rate notes issued by Cinemark Brasil S.A. to Cinemark Investments Corporation and an unconditional guaranty by the Company. Pursuant to the terms of the Cinemark Investments Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate or the Base Rate (both defined in the Cinemark Investments Credit Agreement) as the case may be. As of August 8, 2000, Cinemark Investments Corporation has outstanding $20 million under the Cinemark Investments Credit Agreement. The effective interest rate on such borrowings as of August 8, 2000 is 9.2% per annum.

        In September 1998, the Company incorporated Cinemark Theatres U.K. Ltd., an English company, to develop state-of-the-art multiplex theatres in the United Kingdom. Cinemark Theatres U.K. Ltd. is a wholly owned subsidiary of the Company. Construction on the initial theatre has begun and Cinemark Theatres U.K. Ltd. anticipates opening the theatre (10 screens) in 2001.

        In September 1998, Cinemark International entered into a joint venture agreement with Core Pacific Ltd. to develop state-of-the-art multiplex theatres in Taiwan, Republic of China. The joint venture will conduct its business through Cinemark-Core Pacific Ltd. which is 50.1% owned by Cinemark International and 49.9% owned by Core Pacific Ltd. Construction on the initial theatre has begun and Cinemark-Core Pacific Ltd.
anticipates opening the theatre (13 screens) in 2001.

       In November 1998, Cinemark Mexico executed a credit agreement with Bank of America National Trust and Savings Association (the Cinemark Mexico Credit Agreement). The Cinemark Mexico Credit Agreement is a revolving credit facility and provides for a loan to Cinemark Mexico of up to $30 million in the aggregate. The Cinemark Mexico Credit Agreement is secured by a pledge of 65% of the stock of Cinemark de Mexico S.A. de C.V. and an unconditional guaranty by the Company. Pursuant to the terms of the Cinemark Mexico Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate (as defined in the Cinemark Mexico Credit Agreement) or the Base Rate (as defined in the Cinemark Mexico Credit Agreement), as the case may be, plus the Applicable Margin (as defined in the Cinemark Mexico Credit Agreement). Cinemark Mexico borrowed $30 million under the Cinemark Mexico Credit Agreement, the proceeds of which were used to repay an intercompany loan of Cinemark Mexico from Cinemark International. Cinemark International used the proceeds of such repayment to repay all outstanding indebtedness under its then existing credit facility. As of August 8, 2000, Cinemark Mexico has outstanding $30 million under the Cinemark Mexico Credit Agreement. The effective interest rate on such borrowings as of August 8, 2000 is 8.0% per annum.

       Cinemark Chile, S.A. became a consolidated subsidiary of the company effective January 1, 1999. Prior to that date, Cinemark Chile, S.A. had executed four senior note payable agreements with a bank for the U.S. dollar equivalent of U.S. $6.0 million, U.S. $3.0 million, U.S. $4.5 million and U.S. $3.5 million in December 1997, July 1998, November 1998 and December 1998, respectively. These notes were each in Chilean pesos, adjusted for inflation, at the respective borrowing dates. Interest is assessed for three notes at the 90-day TAB rate (Chile's Central Bank interbank rate) plus 1.5% per annum, adjusted for inflation, and for the other note (December 1998) at the 180-day TAB rate plus 1.5% per annum, adjusted for inflation, and is paid quarterly for three of the notes and semi-annually for the December 1998 note. The term on all four notes is five years with a two year grace period on principal. All four notes are directly or indirectly guaranteed by Cinemark International. At June 30, 2000, $16.9 million had been borrowed and remained outstanding on these four notes payable plus accrued interest of $0.2 million. The effective interest rates on the four notes are approximately 8.0% per annum.

        In September 1999, Cinemark International, through its wholly owned subsidiary Cinemark Germany GmbH, executed a lease agreement for a movie theatre in Herne, Germany. The landlord for the project in Herne, Germany has initiated insolvency proceedings in Berlin. The Company is unable to determine at this time whether the project will be completed. The Company has filed claims against the landlord in the bankruptcy proceedings.

       In September 1999, Cinemark International acquired all of the shares of its Argentine joint venture partner, Prodecine S.A., which held the remaining 50% of the shares of Cinemark Argentina S.A. Cinemark International paid $2.8 million in cash and delivered the following promissory notes bearing interest at the rate of 10% per annum: (a) totaling US$2.5 million due January 2000, (b) totaling US$2.5 million due April 2000, (c) totaling A$2.5 million pesos due July 2000, (d) totaling A$3.5 million pesos due October 2000. The 100% interests in Prodecine S.A., Cinemark Investments Argentina, S.A. and Cinemark Argentina, S.A. held by Cinemark International were transferred to one of the Company's subsidiaries in December 1999. At June 30, 2000 the promissory notes for A$2.5 million pesos due July 20, 2000 and A$3.5 million pesos due October 20, 2000 plus accrued interest of $0.5 million remained outstanding.

New Accounting Pronouncements

       During fiscal 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. The statement is effective for all fiscal years beginning after June 15, 2000. The statement will become effective for the Company in fiscal year 2001. Management is currently assessing the impact of this statement on the consolidated financial statements.


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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company has limited exposure to financial market risks, including changes in interest rates and other relevant market prices. The Company does not have any derivative financial instruments in place as of June 30, 2000.

        An increase or decrease in interest rates would affect interest costs relating to the Company's variable rate credit facilities. The Company and/or its subsidiaries are currently parties to such variable rate credit facilities. At June 30, 2000, there was an aggregate of approximately $422 million of variable rate debt outstanding under these facilities. The Company has no interest rate swaps or other hedging facilities relating to these credit facilities. These facilities represent approximately 52% of the Company's outstanding long-term debt. Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

        The table below provides information about the Company's fixed rate and variable rate long-term debt agreements:


                                    June 30, 2000        June 30, 2000      December 31, 1999      December 31, 1999
         (in millions)             Carrying Amount     Fair Market Value     Carrying Amount       Fair Market Value
                                   ---------------     -----------------    -----------------      -----------------

Long-term debt:
    Fixed rate                          $387                 $411                  $392                  $439
    Average interest rate               9.3%                                       9.3%

    Variable rate                       $422                 $433                  $386                  $394
    Average interest rate               8.8%                                       8.2%

    Long-term debt                      $809                 $844                  $778                  $833


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

PART II.          Other Information

Item 1. Legal Proceedings

        The Company currently is a defendant in certain litigation proceedings alleging certain violations of the Americans with Disabilities Act of 1990 (the "ADA") relating to the accessibility of certain theatre seating to patrons using wheelchairs. In August 1998, the federal district judge presiding over a case in El Paso (Lara, et al versus Cinemark USA, Inc.) granted plaintiffs motion for summary judgement ruling the Company's stadium theatre design is in violation of the ADA. The Company appealed this ruling to the Fifth Circuit Court of Appeals. In April 2000, the Fifth Circuit Court of Appeals reversed the ruling of the federal district judge and rendered judgement in favor of the Company holding that the Company's theatre subject to the Lara lawsuit complied with the ADA. The Company is now seeking dismissals of similar cases pending in Texas. Although the Company cannot predict the final resolution of this case or the outcome of the other cases, management believes that the Company's potential liability with respect to such proceedings is not material in the aggregate to the Company's financial position, results of operations and cash flows.

        Reference is also made to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Item 2. Change in Securities and Use of Proceeds

       Not Applicable

Item 3. Defaults upon Senior Securities

       Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

       There have not been any matters submitted to a vote of security holders during the first six months of 2000 through the solicitation of proxies or otherwise.

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

Item 6. Exhibits and Reports on Form 8-K
          a) Supplemental schedules specified by the Senior Notes indenture:

                      Condensed Consolidating Balance Sheet
                      (unaudited) as of June 30, 2000

                      Condensed Consolidating Statement of
                      Operations (unaudited) for the six months ended June 30, 2000

                      Condensed Consolidating Statement of
                      Cash Flow (unaudited) for the six months ended June 30, 2000

          b) Reports on Form 8-K

                      No reports have been filed by Registrant during the quarter for which this report is filed.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               AS OF JUNE 30, 2000
                                   (Unaudited)

                                                      Restricted       Unrestricted
                                                         Group           Group        Eliminations        TOTAL
                                                     -----------       ------------   ------------       ----------
    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                          $ 6,066,219     $ 7,610,371              $ -     $ 13,676,590
    Inventories                                          3,223,502         598,101                -        3,821,603
    Co-op advertising and other receivables            (10,757,133)     19,051,239         (313,713)       7,980,393
    Tax receivable                                         852,926         202,318                -        1,055,244
    Prepaid expenses and other                           2,164,722         284,499                -        2,449,221
                                                     ----------------------------------------------------------------
       Total current assets                              1,550,236      27,746,528         (313,713)      28,983,051

THEATRE PROPERTIES AND EQUIPMENT                     1,039,390,659     130,312,876                -    1,169,703,535
    Less accumulated depreciation and amortization    (182,159,212)    (21,845,494)               -     (204,004,706)
                                                     ----------------------------------------------------------------
       Theatre properties and equipment - net          857,231,447     108,467,382                -      965,698,829

OTHER ASSETS:
    Investments in and advances to affiliates          117,311,725       5,242,070     (113,011,544)       9,542,251
    Goodwill - net                                       9,798,414       8,082,846                -       17,881,260
    Deferred charges and other - net                    39,441,468       7,866,733                -       47,308,201
                                                     ----------------------------------------------------------------
       Total other assets                              166,551,607      21,191,649     (113,011,544)      74,731,712
                                                     ----------------------------------------------------------------
TOTAL                                                $1,025,333,290   $ 157,405,559   $(113,325,257)  $ 1,069,413,592
                                                     ================================================================

        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                    $ 642,331     $12,855,494              $ -     $ 13,497,825
    Current income taxes payable                           (33,139)         33,139                -                -
    Accounts payable and accrued expenses              105,581,867      12,445,481         (313,713)     117,713,635
                                                     ----------------------------------------------------------------
       Total current liabilities                       106,191,059      25,334,114         (313,713)     131,211,460

LONG-TERM LIABILITIES:
    Senior credit agreements                           367,112,852      48,652,297                -      415,765,149
    Senior subordinated debt                           380,230,435               -                -      380,230,435
    Deferred lease expenses                             17,329,666         378,967                -       17,708,633
    Deferred gain on sale leaseback                      5,287,421               -                -        5,287,421
    Deferred income taxes                               11,068,765         (45,613)               -       11,023,152
    Deferred revenues                                   24,433,182         239,808                -       24,672,990
                                                     ----------------------------------------------------------------
       Total long-term liabilities                     805,462,321      49,225,459                -      854,687,780

MINORITY INTERESTS IN SUBSIDIARIES                       6,039,870      25,247,382                -       31,287,252

SHAREHOLDERS' EQUITY:
    Class A common stock, $.01 par value: 10,000,000 shares
       authorized, 1,500 shares issued and outstanding          15      10,901,000      (10,901,000)              15
    Class B common stock, no par value: 1,000,000 shares
       authorized, 234,622 shares issued                49,538,156               -                -       49,538,156
    Additional paid-in-capital                          16,111,431      99,640,544     (102,110,544)      13,641,431
    Unearned compensation - stock options               (2,522,039)              -                -       (2,522,039)
    Retained earnings                                   83,423,281     (33,194,728)        (500,000)      49,728,553
    Treasury stock, 57,245 Class B shares at cost      (24,232,890)              -                -      (24,232,890)
    Distributions                                                -        (500,000)         500,000                -
    Other accumulated comprehensive loss               (14,677,914)    (19,248,212)               -      (33,926,126)
                                                     ----------------------------------------------------------------
       Total shareholders' equity                      107,640,040      57,598,604     (113,011,544)      52,227,100
                                                     ----------------------------------------------------------------

TOTAL                                                $1,025,333,290   $ 157,405,559   $(113,325,257)  $ 1,069,413,592
                                                     ================================================================

    Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)

                                                             Restricted       Unrestricted
                                                               Group             Group        Eliminations       TOTAL
                                                           -------------      ------------    ------------    -------------
REVENUES:
    Admissions                                              $ 201,617,014      $34,283,333             $ -     $235,900,347
    Concessions                                                98,233,652       10,646,722               -      108,880,374
    Other                                                      16,464,501        2,036,080        (437,021)      18,063,560
                                                           ----------------------------------------------------------------
                  Total                                       316,315,167       46,966,135        (437,021)     362,844,281

COSTS AND EXPENSES:
    Cost of operations:
       Film rentals and advertising                           106,288,370       16,790,401               -      123,078,771
       Concession supplies                                     16,180,787        3,479,950               -       19,660,737
       Salaries and wages                                      38,544,874        4,032,716               -       42,577,590
       Facility leases                                         44,581,342        8,110,890               -       52,692,232
       Utilities and other                                     45,847,499        5,186,779        (437,021)      50,597,257
                                                           -----------------------------------------------------------------
                  Total                                       251,442,872       37,600,736        (437,021)     288,606,587

    General and administrative expenses                        15,599,438        3,803,850               -       19,403,288
    Depreciation and amortization                              23,290,085        6,652,325               -       29,942,410
    Asset impairment loss                                       1,615,000                -               -        1,615,000
    (Gain) loss on sale of assets                                 148,698          (33,889)              -          114,809
                                                           -----------------------------------------------------------------
                  Total                                       292,096,093       48,023,022        (437,021)     339,682,094

OPERATING INCOME                                               24,219,074       (1,056,887)              -       23,162,187

OTHER INCOME (EXPENSE)
    Interest expense                                          (32,435,818)      (2,909,933)              -      (35,345,751)
    Amortization of debt issue cost                              (387,071)         (16,667)              -         (403,738)
    Amortization of bond discount                                 (87,250)               -               -          (87,250)
    Dividend income                                               500,000                -        (500,000)               -
    Interest income                                               280,933          200,661               -          481,594
    Foreign currency exchange gain (loss)                          94,678         (116,391)              -          (21,713)
    Equity in income (loss) of affiliates                         (12,886)              (8)              -          (12,894)
    Minority interests in subsidiaries                           (860,819)         703,892               -         (156,927)
                                                           -----------------------------------------------------------------
                  Total                                       (32,908,233)      (2,138,446)       (500,000)     (35,546,679)
                                                           -----------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND
    CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                  (8,689,159)      (3,195,333)       (500,000)     (12,384,492)

Income taxes (benefit)                                         (2,849,922)        (122,471)              -       (2,972,393)
                                                           -----------------------------------------------------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
    OF AN ACCOUNTING CHANGE                                    (5,839,237)      (3,072,862)       (500,000)      (9,412,099)

Cumulative effect of a change in accounting principle
     - net of tax benefit                                               -                -               -                -

                                                           -----------------------------------------------------------------
NET INCOME (LOSS)                                            $ (5,839,237)    $ (3,072,862)     $ (500,000)    $ (9,412,099)
                                                           =================================================================

    Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)

                                                            Restricted       Unrestricted
                                                               Group           Group         Eliminations      TOTAL
                                                           ------------      ------------    ------------    ------------
OPERATING ACTIVITIES:
    Net income (loss)                                       $ (5,839,237)   $ (3,072,862)     $ (500,000)   $ (9,412,099)

    Noncash items in net income:
       Depreciation                                           22,653,852       6,054,079               -      28,707,931
       Amortization - goodwill and other assets                  636,233         598,246               -       1,234,479
       Loss on impairment of assets                            1,615,000               -               -       1,615,000
       Amortization of gain on sale leaseback                   (182,960)              -               -        (182,960)
       Deferred lease expenses                                 1,432,703          87,130               -       1,519,833
       Amortization of prepaid leases                            737,134         448,119               -       1,185,253
       Deferred income tax expense                            (7,012,488)        (52,364)              -      (7,064,852)
       Amortization of debt discount and premium                 (14,254)              -               -         (14,254)
       Amortized compensation - stock options                    481,843               -               -         481,843
       Compensation expense related to repurchase of
          stock options                                          103,584               -               -         103,584
       Gain on sale of assets                                    148,698         (33,889)              -         114,809
       Equity in (income) loss of affiliates                      12,886               8               -          12,894
       Minority interests in income (loss) of subsidiaries       860,819        (703,892)              -         156,927

    Cash provided by (used for) operating working capital:
       Inventories                                               208,604         704,313               -         912,917
       Co-op advertising and other receivables               (11,543,356)     15,630,434               -       4,087,078
       Prepaid expenses and other                              5,195,418        (135,917)              -       5,059,501
       Accounts payable and accrued expenses                 (12,016,557)      1,118,577               -     (10,897,980)
       Income tax receivable/payable                           1,150,081        (169,179)              -         980,902
                                                           --------------------------------------------------------------
           Net cash provided by (used for) operating          (1,371,997)     20,472,803        (500,000)     18,600,806
                    activities

INVESTING ACTIVITIES:
    Additions to Theatre properties and equipment            (57,049,273)    (15,543,218)              -     (72,592,491)
    Sale of Theatre properties and equipment                   7,501,817         317,894               -       7,819,711
    Decrease (increase) in other assets, investments in
       and advances to affiliates                                805,847      (5,787,021)        500,000      (4,481,174)
                                                           ---------------------------------------------------------------

       Net cash provided by (used for) investing activities  (48,741,609)    (21,012,345)        500,000     (69,253,954)

FINANCING ACTIVITIES:
    Decrease in long-term debt                               (33,784,597)     (7,400,677)              -     (41,185,274)
    Increase in long-term debt                                65,612,751       6,667,108               -      72,279,859
    Increase in deferred revenues                             23,039,855         206,663               -      23,246,518
    Purchase of treasury stock                                   (34,000)              -               -         (34,000)
    Repurchase of stock options                                  (67,452)              -               -         (67,452)
    Common stock issued for options exercised                        425               -               -             425
    Minority investment in subsidiaries, net                    (996,999)      2,314,981               -       1,317,982
                                                           --------------------------------------------------------------
       Net cash provided by (used for) financing activities   53,769,983       1,788,075               -      55,558,058

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (100,524)             47               -        (100,477)
                                                           --------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               3,555,853       1,248,580               -       4,804,433

CASH AND CASH EQUIVALENTS:
    Beginning of period                                        2,510,366       6,361,791               -       8,872,157
                                                           --------------------------------------------------------------
    End of period                                            $ 6,066,219     $ 7,610,371             $ -     $13,676,590
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




                                                    CINEMARK USA, INC.
                                                    Registrant

DATE:    August 8, 2000


                                                    /s/Alan W. Stock
                                                    Alan W. Stock
                                                    President


                                                    /s/Robert Copple
                                                    Robert Copple
                                                    Chief Financial Officer