Form 10-Q
period 2000-09-30
CINEMARK USA INC /TX
filed 2000-11-07
CIK 885975

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000



                               CINEMARK USA, INC.
             (Exact name of Registrant as specified in its charter)
                      Texas                          75-2206284
          (State or Other Jurisdiction            (I.R.S. Employer
        of Incorporation or Organization)        Identification No.)

               3900 Dallas Parkway
                   Suite 500
                  Plano, Texas                          75093
     Address of principal executive offices)          (Zip Code)

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

    As of November 7, 2000, 1,500 shares of Class A Common Stock and 185,735 shares of Class B Common Stock (including options to acquire 8,358 shares of Class B Common Stock exercisable within 60 days of such date) were outstanding.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                                      Index

                                                                           Page

PART I     FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheets
                    as of September 30, 2000 (unaudited)
                    and December 31, 1999                                    3

                  Condensed Consolidated Statements of Operations
                    (unaudited) for the three and nine month
                    periods ended September 30, 2000 and 1999                4

                  Condensed Consolidated Statements of Cash
                    Flows (unaudited) for the nine month
                    periods ended September 30, 2000 and 1999                5

                  Notes to Condensed Consolidated Financial
                    Statements                                               6

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                               9

      Item 3.     Quantitative and Qualitative Disclosures
                    About Market Risk                                       18


PART II             OTHER INFORMATION

      Item 1.     Legal Proceedings                                         19

      Item 2.     Changes in Securities and Use of Proceeds                 19

      Item 3.     Defaults Upon Senior Securities                           19

      Item 4.     Submission of Matters to a Vote of Security Holders       19

      Item 5.     Other Information                                         19

      Item 6.     Exhibits and Reports on Form 8-K                          20

SIGNATURES                                                                  24

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       CINEMARK USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               September 30,      December 31,
                                                                                   2000               1999
                                                                                (Unaudited)
                                                                            ------------------------------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                $    6,904,318     $    8,872,157
    Inventories                                                                   3,237,913          4,734,520
    Co-op advertising and other receivables                                       7,832,123         12,067,471
    Income tax receivable                                                           151,230          2,036,146
    Prepaid expenses and other                                                    2,863,503          7,508,722
                                                                            ------------------------------------
      Total current assets                                                       20,989,087         35,219,016

THEATRE PROPERTIES AND EQUIPMENT                                              1,176,699,543      1,107,786,308
    Less accumulated depreciation and amortization                             (224,731,425)      (173,827,249)
                                                                            ------------------------------------
      Theatre properties and equipment - net                                    951,968,118        933,959,059

OTHER ASSETS:
    Investments in and advances to affiliates                                     9,618,193          2,289,553
    Goodwill - net                                                               17,514,510         18,619,715
    Deferred charges and other - net                                             44,064,895         51,773,896
                                                                            ------------------------------------
      Total other assets                                                         71,197,598         72,683,164
                                                                            ------------------------------------
TOTAL                                                                        $1,044,154,803     $1,041,861,239
                                                                            ====================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                                        $   15,135,852     $   21,420,579
    Accounts payable and accrued expenses                                        90,876,555        128,611,615
                                                                            ------------------------------------
      Total current liabilities                                                 106,012,407        150,032,194

LONG-TERM LIABILITIES:
    Senior credit agreements                                                    412,363,989        376,747,810
    Senior subordinated notes                                                   380,223,309        380,244,689
    Deferred lease expenses                                                      19,403,636         16,188,800
    Deferred gain on sale leaseback                                               5,195,941          5,470,381
    Deferred income taxes                                                        12,096,358         18,088,004
    Deferred revenues                                                            20,446,813          1,426,472
                                                                            ------------------------------------
      Total long-term liabilities                                               849,730,046        798,166,156

MINORITY INTERESTS IN SUBSIDIARIES                                               30,377,616         29,812,343

SHAREHOLDERS' EQUITY:
    Class A common stock, $.01 par value: 10,000,000 shares
      authorized, 1,500 shares issued and outstanding                                    15                 15
    Class B common stock, no par value: 1,000,000 shares
      authorized, 234,622 and 234,073 shares issued, respectively                49,538,156         49,537,607
    Additional paid-in-capital                                                   13,641,431         13,733,221
    Unearned compensation - stock options                                        (2,275,808)        (3,131,680)
    Retained earnings                                                            54,053,478         59,140,652
    Treasury stock, 57,245 and 57,211 Class B shares at cost, respectively      (24,232,890)       (24,198,890)
    Accumulated other comprehensive loss                                        (32,689,648)       (31,230,379)
                                                                            ------------------------------------
      Total shareholders' equity                                                 58,034,734         63,850,546
                                                                            ------------------------------------
TOTAL                                                                        $1,044,154,803     $1,041,861,239
                                                                            ====================================


     See accompanying Notes to Condensed Consolidated Financial Statements.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                              THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                                   2000              1999               2000             1999
                                                             ---------------------------------    ---------------------------------
REVENUES:
   Admissions                                                 $ 143,216,739     $ 136,571,435      $ 379,117,086    $ 343,608,982
   Concessions                                                   65,491,579        65,430,836        174,371,953      166,884,681
   Other                                                         11,371,605         8,551,785         29,435,165       23,194,450
                                                             ---------------------------------    ---------------------------------
        Total                                                   220,079,923       210,554,056        582,924,204      533,688,113

COSTS AND EXPENSES:
   Cost of operations:
      Film rentals and advertising                               76,481,575        73,130,909        199,560,346      183,490,925
      Concession supplies                                        11,778,619        11,848,441         31,439,356       28,855,519
      Salaries and wages                                         22,488,108        21,965,254         65,065,698       62,575,802
      Facility leases                                            28,307,593        22,257,551         80,999,825       65,002,951
      Utilities and other                                        26,393,697        27,202,248         76,990,954       74,134,044
                                                             ---------------------------------    ---------------------------------
        Total                                                   165,449,592       156,404,403        454,056,179      414,059,241

   General and administrative expenses                            8,673,443         8,378,683         28,076,731       24,879,571
   Depreciation and amortization                                 17,506,052        13,955,873         47,448,462       37,916,476
   Asset impairment loss                                            231,980         1,550,000          1,846,980        1,550,000
   (Gain) loss on sale of assets                                  2,454,493           891,712          2,569,302          891,475
                                                             ---------------------------------    ---------------------------------
        Total                                                   194,315,560       181,180,671        533,997,654      479,296,763

OPERATING INCOME                                                 25,764,363        29,373,385         48,926,550       54,391,350

OTHER INCOME (EXPENSE):
   Interest expense                                             (18,675,244)      (15,289,827)       (54,020,995)     (41,764,049)
   Amortization of debt issue cost                                 (201,869)         (225,175)          (605,607)        (632,845)
   Amortization of bond discount                                    (43,625)          (43,625)          (130,875)        (130,875)
   Interest income                                                  363,708           550,260            845,302        1,834,129
   Foreign currency exchange gain (loss)                            101,986           121,730             80,273          121,350
   Equity in income (loss) of affiliates                             33,240           (35,771)            20,346           77,355
   Minority interests in (income) loss of subsidiaries             (609,684)         (890,448)          (766,611)         100,362
                                                             ---------------------------------    ---------------------------------
        Total                                                   (19,031,488)      (15,812,856)       (54,578,167)     (40,394,573)
                                                             ---------------------------------    ---------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF AN ACCOUNTING CHANGE                                 6,732,875        13,560,529         (5,651,617)      13,996,777

Income taxes (benefit)                                            2,407,950         5,253,301           (564,443)       6,179,605
                                                             ---------------------------------    ---------------------------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   AN ACCOUNTING CHANGE                                           4,324,925         8,307,228         (5,087,174)       7,817,172

Cumulative effect of a change in an accounting principle
   - net of tax benefit of $417,570                                       -                 -                  -       (2,968,637)
                                                             ---------------------------------    ---------------------------------
NET INCOME (LOSS)                                               $ 4,324,925       $ 8,307,228       $ (5,087,174)     $ 4,848,535
                                                             =================================    =================================

EARNINGS PER SHARE:
   Basic:
      Income (loss) before cumulative effect of an
           accounting change                                        $ 24.18           $ 46.58           $ (28.47)         $ 43.83
      Cumulative effect of an accounting change                           -                 -                  -           (16.65)
                                                             ---------------------------------    ---------------------------------
      Net Income (loss)                                             $ 24.18           $ 46.58           $ (28.47)         $ 27.18
                                                             =================================    =================================

   Diluted:
      Income (loss) before cumulative effect of an
           accounting change                                        $ 22.62           $ 43.32           $ (28.47)         $ 40.76
      Cumulative effect of an accounting change                           -                 -                  -           (15.48)
                                                             ---------------------------------    ---------------------------------
      Net Income (loss)                                             $ 22.62           $ 43.32           $ (28.47)         $ 25.28
                                                             =================================    =================================


     See accompanying Notes to Condensed Consolidated Financial Statements.

                      CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   2000                  1999
                                                                              ------------------------------------
OPERATING ACTIVITIES:
     Net income (loss)                                                         $ (5,087,174)         $ 4,848,535

     Noncash items in net income:
        Depreciation                                                             46,049,130           37,145,230
        Amortization - goodwill and other assets                                  1,399,332            1,404,091
        Loss on impairment of assets                                              1,846,980            1,550,000
        Amortization of gain on sale leaseback                                     (274,440)            (164,190)
        Deferred lease expenses                                                   3,214,836            1,207,541
        Amortization of prepaid leases                                            1,913,045              758,756
        Deferred income tax expense                                              (5,991,646)           6,801,594
        Amortization of debt discount and premium                                   (21,380)             (21,382)
        Amortized compensation - stock options                                      728,074              887,662
        Compensation expense related to repurchase of stock options                 103,584                    -
        (Gain) loss on sale of assets                                             2,569,302              891,475
        Equity in (income) loss of affiliates                                       (20,346)             (77,355)
        Minority interests in income (loss) of subsidiaries                         766,611             (100,362)
        Cumulative effect of an accounting change                                         -            3,386,207

     Cash provided by (used for) operating working capital:
        Inventories                                                               1,496,607             (628,839)
        Co-op advertising and other receivables                                   4,235,348           (6,692,976)
        Prepaid expenses and other                                                4,645,219           (1,789,883)
        Accounts payable and accrued expenses                                   (37,735,060)          11,453,992
        Income tax receivable/payable                                             1,884,916             (713,314)
                                                                              ------------------------------------
           Net cash provided by (used for) operating activities                  21,722,938           60,146,782

INVESTING ACTIVITIES:
     Additions to Theatre properties and equipment                              (88,802,666)        (169,383,765)
     Sale of Theatre properties and equipment                                    18,962,925            1,472,410
     Decrease in certificates of deposit                                                  -            4,056,096
     Decrease (increase) in investments in and advances to affiliates            (7,308,294)           9,394,870
     Decrease (increase) in deferred charges and other                            5,501,829          (18,727,756)
                                                                              ------------------------------------
        Net cash provided by (used for) investing activities                    (71,646,206)        (173,188,145)

FINANCING ACTIVITIES:
     Decrease in long-term debt                                                 (72,775,354)         (19,385,516)
     Increase in long-term debt                                                 102,106,806          136,576,424
     Increase in deferred revenues                                               19,020,341            3,900,963
     Purchase of treasury stock                                                     (34,000)                   -
     Repurchase of stock options                                                    (67,452)                   -
     Common stock issued for options exercised                                          425                    -
     Minority investment in subsidiaries, net                                      (201,338)         (21,103,840)
                                                                              ------------------------------------
        Net cash provided by (used for) financing activities                     48,049,428           99,988,031

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             (93,999)            (111,651)
                                                                              ------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (1,967,839)         (13,164,983)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                          8,872,157           25,645,868
                                                                              ------------------------------------
     End of period                                                              $ 6,904,318         $ 12,480,885
                                                                              ====================================


     See accompanying Notes to Condensed Consolidated Financial Statements.

                       CINEMARK USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  The Company and Basis of Presentation

       Cinemark USA, Inc. and its subsidiaries (the Company), is a world leader in the motion picture exhibition industry that owns or leases and operates motion picture theatres in 32 states, Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica and Colombia. The Company operates 2,870 screens in 265 theatres and manages an additional three theatres (23 screens) at September 30, 2000.

        The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The consolidated financial statements include the accounts of Cinemark USA, Inc. and its subsidiaries. Majority-owned subsidiaries are consolidated while those subsidiaries of which the Company owns between 20% and 50% are accounted for as affiliates under the equity method. The results of these subsidiaries and affiliates are included in the financial statements effective with their formation or from their dates of acquisition. Significant intercompany balances and transactions are eliminated in the consolidation. Certain reclassifications have been made to September 30, 1999 and December 31, 1999 amounts to conform with the September 30, 2000 presentation.

       These financial statements should be read in conjunction with the audited annual financial statements and the notes thereto for the year ended December 31, 1999, included in the Annual Report filed on Form 10-K by the Company under the Securities Exchange Act of 1934 on March 30, 2000. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results to be achieved for the full year.


2.  Earnings Per Share

       Earnings per share are computed using the weighted average number of shares of Class A and Class B common stock outstanding during each period. The following table sets forth the computation of basic and diluted earnings per share.


                                                                  Three Months Ended            Nine Months Ended
                                                                     September 30,                September 30,
                                                                  2000          1999           2000           1999
                                                               -----------------------      ------------------------
Net income (loss) (in thousands)                                 $4,325        $8,307        $(5,087)        $4,848
                                                                 ======        ======        ========        ======

Basic:
    Weighted average common shares outstanding                  178,877       178,362         178,716       178,362
                                                                =======       =======         =======       =======

    Earnings (loss) per common share                             $24.18        $46.58        $(28.47)        $27.18
                                                                 ======        ======        ========        ======

Diluted:
    Weighted average common shares outstanding                  178,877       178,362         178,716       178,362
    Common equivalent shares for stock options                   12,318        13,409               -        13,409
                                                                -------       -------         -------       -------
    Weighted average shares outstanding                         191,195       191,771         178,716       191,771
                                                                =======       =======         =======       =======

Earnings (loss) per common and common equivalent share           $22.62        $43.32        $(28.47)        $25.28
                                                                 ======        ======        ========        ======

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


3. FAS 130 - Comprehensive Income (Loss)

        Beginning in 1998, the Company adopted SFAS 130 "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components in the financial statements. The following components are reflected in the Company's comprehensive loss:


                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                        September 30,
                                                    2000             1999               2000               1999
                                                ------------------------------     ---------------------------------
Net income (loss)                                $4,324,925       $8,307,228        $(5,087,174)      $  4,848,535
Foreign currency translation adjustment           1,236,478       (1,701,936)        (1,459,269)       (15,111,651)
                                                ------------------------------     ---------------------------------
Comprehensive income (loss)                      $5,561,403       $6,605,292        $(6,546,443)      $(10,263,116)
                                                ==============================     =================================


4.  Foreign Currency Translation

     The accumulated other comprehensive loss in shareholders' equity of $32,689,648 and $31,230,379 at September 30, 2000 and December 31, 1999,
respectively, primarily relates to the unrealized adjustments from translating the financial statements of Cinemark Brasil, S.A., Cinemark de Mexico, S.A. de C.V. and Cinemark Chile, S.A. into U.S. dollars.

     In 1999 and 2000, the Company was required to utilize the U.S. dollar as the functional currency of Cinemark del Ecuador S.A. for U.S. reporting purposes due to the highly inflationary economy of Ecuador. Thus, devaluations in the sucre during 1999 and 2000 that affected the Company's investment were charged to foreign currency exchange gain (loss) rather than to the accumulated other comprehensive loss account as a reduction to shareholders' equity. In September 2000, the country of Ecuador officially switched to the U.S. dollar as the functional currency effectively eliminating any exchange gain (loss) in the sucre on a going forward basis. At September 30, 2000, the total assets of Cinemark del Ecuador S.A. were approximately $4 million.


5.   (Gain) Loss on Sale of Assets

         In 1999, the Company adopted Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," requiring that gains and losses on sale of assets be recorded as a component of operating income. The Company's practice had been to classify these gains and losses as other income and expense. As a result of the new accounting pronouncement, the Company has reclassified the (gain) loss on sale of assets of $891,712 and $891,475 from other income and expense to be included as a component of operating income for the three and nine month periods ended September 30, 1999, respectively. The comparable (gain) loss on sale of assets amount in the three and nine month periods ended September 30, 2000 is $2,454,493 and $2,569,302, respectively.

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


          United States and Canada                       $152,966
          Mexico                                                -
          Brazil                                          552,488
          Other Foreign Countries                       2,263,183
                                                       ----------
                                                       $2,968,637
                                                       ==========


7.  Supplemental Cash Flow Information

       The following is provided as supplemental information to the consolidated statements of cash flows:


                                             Nine Months Ended September 30,
                                                2000                 1999
                                            -----------          -----------
          Cash paid for interest            $61,298,515          $53,093,218
          Cash paid for income taxes          2,859,952            2,506,399


8.  Reporting Segments

        The Company operates in a single industry as a motion picture exhibitor. The Company is a multinational corporation with consolidated operations in the United States, Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica and Colombia. Revenues and long-lived assets in the United States and Canada, Mexico, Brazil and other foreign countries for the nine months ended September 30 are as follows:


                       United States                                         Other Foreign
                         and Canada          Mexico            Brazil          Countries        Eliminations      Consolidated
                      ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
2000
----

Total revenues          $436,658,403       $47,165,348       $46,974,660       $52,831,844        $(706,051)      $582,924,204
                      ===============   ===============   ===============   ===============   ===============   ===============

Long-lived assets,
net                      742,573,052        67,104,671        69,477,639        72,812,756                 -       951,968,118
                      ===============   ===============   ===============   ===============   ===============   ===============


1999

Total revenues          $416,200,279       $41,860,493       $29,081,211       $47,038,976        $(492,846)      $533,688,113
                      ===============   ===============   ===============   ===============   ===============   ===============

Long-lived assets,
net                      721,399,017        58,760,210        50,162,857        61,887,917                 -       892,210,001
                      ===============   ===============   ===============   ===============   ===============   ===============

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


                                                                 % of Revenues            % of Revenues
                                                             --------------------     --------------------
                                                              Three Months Ended        Nine Months Ended
                                                                 September 30,            September 30,
                                                               2000         1999        2000         1999

      Revenues:
        Admissions                                             65.1         64.9         65.0         64.4
        Concessions                                            29.8         31.1         29.9         31.3
        Other                                                   5.1          4.0          5.1          4.3
                                                             -------      -------      -------      -------
      Total revenues                                          100.0        100.0        100.0        100.0

      Cost of operations                                       75.2         74.3         77.9         77.6
      General and administrative expenses                       3.9          4.0          4.8          4.7
      Depreciation and amortization                             8.0          6.6          8.2          7.1
      Asset impairment loss                                     0.1          0.7          0.3          0.3
      (Gain) loss on sale of assets                             1.1          0.4          0.4          0.1
                                                             -------      -------      -------      -------
      Total operating expenses                                 88.3         86.0         91.6         89.8
                                                             -------      -------      -------      -------

      Operating income                                         11.7         14.0          8.4         10.2

      Interest expense                                         (8.5)        (7.3)        (9.3)        (7.8)
      Other income (expense)                                   (0.1)        (0.3)        (0.1)         0.2
                                                             -------      -------      -------      -------
      Income (loss) before income taxes and
         cumulative effect of an accounting change              3.1          6.4         (1.0)         2.6
      Income taxes (benefit)                                    1.1          2.5         (0.1)         1.1
                                                             -------      -------      -------      -------
      Income (loss) before cumulative effect
         of an accounting change                                2.0          3.9         (0.9)         1.5
      Cumulative effect of an accounting change                   -            -            -         (0.6)
                                                             -------      -------      -------      -------
      Net income (loss)                                         2.0          3.9         (0.9)         0.9
                                                             =======      =======      =======      =======


Third quarter ended September 30, 2000 and 1999.

Revenues

        Revenues for the third quarter ended September 30, 2000 increased to $220.1 million from $210.6 million for the third quarter ended September 30, 1999, a 4.5% increase. The increase in revenues for the third quarter is primarily attributable to a 3.2% increase in admissions and concession revenues per patron in the third quarter of 2000 as compared to the third quarter of 1999 and a 33.0% increase in other revenues (primarily screen advertising) in the third quarter of 2000 as compared to the third quarter of 1999. Attendance for the third quarter of 2000 was flat in comparison with the third quarter of 1999.

Cost of Operations

       Cost of operations, as a percentage of revenues, increased to 75.2% in the third quarter of 2000 from 74.3% in the third quarter of 1999. The increase as a percentage of revenues resulted from an increase in facility lease expense as a percentage of revenues to 12.9% in 2000 from 10.6% in 1999, partially offset by a decrease in salaries and wages as a percentage of revenues to 10.2% in 2000 from 10.4% in 1999 and a decrease in utilities and other expenses as a percentage of revenues to 12.0% in 2000 from 12.9% in 1999.


General and Administrative Expenses

     General and administrative expenses as a percentage of revenues for the third quarter ended September 30, 2000 of 3.9% were relatively consistent with the third quarter ended September 30, 1999.

        The absolute level of general and administrative expenses increased to $8.7 million in the third quarter of 2000 from $8.4 million in the third quarter of 1999. The increase in general and administrative expenses is attributed to costs associated with the worldwide growth (net addition of 346 screens) of the Company since the third quarter ended September 30, 1999 and the additional rent expense related to the Company's corporate office that was sold and leased back in December 1999.


Depreciation and Amortization

        Depreciation and amortization increased 25.0% to $17.5 million in the third quarter of 2000 from $14.0 million in the third quarter of 1999. The increase is a result of the net addition of $111 million in theatre property and equipment since the third quarter of 1999, a 10.4% increase. The difference in the percentage increase in depreciation and amortization compared to the increase in theatre property and equipment is a result of the timing of when the additions were placed in service during the period.


Asset Impairment Loss

        The Company recorded asset impairment charges of $0.2 million and $1.6 million in the third quarter of 2000 and 1999, respectively, pursuant to Statement of Financial Standards No. 121 (FASB 121). In accordance with FASB 121, the Company wrote down the assets of certain theatres to their fair value.


Interest Expense

        Interest costs incurred, including amortization of debt issue cost and bond discount, increased 15.2% during the third quarter of 2000 to $18.9 million (including capitalized interest to properties under construction) from $16.4 million (including capitalized interest) in the third quarter of 1999. The increase in interest costs incurred for the third quarter of 2000 was due principally to an increase in average debt outstanding resulting from borrowings under the Company's Credit Facility and increased interest rates on the Company's variable rate debt.


Income Taxes

        Income tax expense of $2.4 million was recorded for the third quarter of 2000 as compared to income tax expense of $5.3 million in the third quarter of 1999. The Company's effective rate for the third quarter of 2000 was 35.8% as compared to 38.7% for the third quarter of 1999.

Nine month period ended September 30, 2000 and 1999.

Revenues

     The Company generated revenues for the nine month period ended September 30, 2000 (the "2000 period") of $582.9 million compared to $533.7 million for the nine months ended September 30, 1999 (the "1999 period"), a 9.2% increase. The increase in revenues for the 2000 period is primarily attributable to a 4.7% increase in attendance for the 2000 period versus the 1999 period as a result of the net addition of 346 screens since the third quarter ended September 30, 1999, a 3.5% increase in admissions and concession revenues per patron in the 2000 period as compared to the 1999 period and a 26.9% increase in other revenues (primarily screen advertising) for the 2000 period as compared to the 1999 period.

Cost of Operations

       Cost of operations, as a percentage of revenues, increased to 77.9% in the 2000 period from 77.6% for the same period in 1999. The increase as a percentage of revenues resulted from an increase in facility lease expense as a percentage of revenues to 13.9% in the 2000 period from 12.2% in the 1999 period and an increase in concession expense as a percentage of concession revenues to 18.0% in the 2000 period from 17.3% in the 1999 period as a result of the greater number of international theatres in operation, partially offset by a decrease in film rental and advertising costs as a percentage of admissions revenues to 52.6% in the 2000 period from 53.4% in the 1999 period as a result of lower film terms, a decrease in salaries and wages as a percentage of revenues to 11.2% in 2000 from 11.7% in 1999 and a decrease in utilities and other expenses as a percentage of revenues to 13.2% in 2000 from 13.9% in 1999.


General and Administrative Expenses

     General and administrative expenses as a percentage of revenues for the 2000 period of 4.8% were relatively consistent with the 1999 period.

        The absolute level of general and administrative expenses increased to $28.1 million in the 2000 period from $24.9 million in the 1999 period. The increase in general and administrative expenses is attributed to costs associated with the worldwide growth (net addition of 346 screens) of the Company between the 1999 period end and the 2000 period end and the additional rent expense related to the Company's corporate office that was sold and leased back in December 1999.


Depreciation and Amortization

        For the 2000 period, depreciation and amortization increased 25.1% to $47.4 million from $37.9 million in the 1999 period. The increase is a result of the net addition of $111 million in theatre property and equipment since the third quarter of 1999, a 10.4% increase. The difference in the percentage increase in depreciation and amortization compared to the increase in theatre property and equipment is a result of the timing of when the additions were placed in service during the period.


Asset Impairment Loss

        The Company has recorded asset impairment charges of $1.8 million and $1.6 million in the 2000 period and 1999 period, respectively, pursuant to Statement of Financial Standards No. 121 (FASB 121). In accordance with FASB 121, the Company wrote down the assets of certain theatres to their fair value.

Interest Expense

        Interest costs incurred in the 2000 period, including amortization of debt issue cost and bond discount, increased 20.2% to $55.3 million (including capitalized interest to properties under construction) from $46.0 million (including capitalized interest) in the 1999 period. The increase in interest costs incurred for the 2000 period was due principally to an increase in average debt outstanding resulting from borrowings under the Company's Credit Facility and increased interest rates on the Company's variable rate debt.


Income Taxes

        An income tax benefit of $0.6 million was recorded for the 2000 period as compared to income tax expense of $6.2 million in the 1999 period. The Company's effective tax rate for the 2000 period was 10.0% as compared to 44.2% for the 1999 period. The decrease in the effective tax rate from the 1999 period to the 2000 period is a result of the decrease in the percentage of foreign disallowed losses to total worldwide income (loss).


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

        The Company's theatres are typically equipped with modern projection and sound equipment, with approximately 87% of the screens operated by the Company having been built since January 1, 1990. The Company's investing activities have been principally in connection with new theatre openings and acquisitions of existing theatres and theatre circuits. As of November 7, 2000, the Company has opened 6 theatres (102 screens) during 2000 and has 2 theatres (29 screens) under construction and scheduled to open in the United States by the end of 2000. The Company is presently committed to opening an additional 41 screens in the U.S. in 2001 and 2002 combined. As of November 7, 2000, the Company estimates that its remaining capital expenditures for the development of these 172 screens in the U.S. in 2000, 2001 and 2002 will be approximately $30 million. Actual expenditures for theatre development and acquisitions during 2000, 2001 and 2002 are subject to change based upon the availability of attractive opportunities for expansion of the Company's theatre circuit. Additionally, the Company and/or its affiliates may from time to time, subject to compliance with the Company's debt instruments, purchase on the open market the Company's debt securities depending upon the availability and prices of such securities. The Company plans to fund capital expenditures for its continued development and/or the purchase of debt securities, if any, from cash flow from operations, borrowings under the Credit Facility, proceeds from sale leaseback transactions and/or sales of excess real estate. As of November 7, 2000, the Company owned approximately $300 million of real estate and improvements resulting from the development of megaplex facilities over the last several years.

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

     In January 1998, the Company issued $105 million principal amount of Series B Senior Subordinated Notes due 2008 which bear interest at a rate of 8 1/2% per annum (the "Series B Notes"), payable semi-annually on February 1 and August 1 of each year. The Series B Notes were issued at 99.0% of the principal face amount. The net proceeds to the Company from the issuance of the Series B Notes (net of discount, fees and expenses) were approximately $103.8 million.

     In February 1998, the Company replaced its existing credit facility with a reducing, revolving credit agreement (the "Credit Facility") through a group of banks for which Bank of America National Trust and Savings Association acts as Administrative Agent. The Credit Facility provides for loans to the Company of up to $350 million in the aggregate.

       The Credit Facility is a reducing revolving credit facility, with commitments automatically reduced each calendar quarter by 2.5%, 3.75%, 5.0%, 6.25% and 6.25% of the aggregate $350 million in calendar year 2001, 2002, 2003, 2004 and 2005, respectively. The Company is required to prepay all loans outstanding under the Credit Facility in excess of the aggregate commitment as reduced pursuant to the terms of the Credit Facility. Borrowings are secured by a pledge of a majority of the issued and outstanding capital stock of the Company, and the credit agreement requires that the Company maintain certain financial ratios; restricts the payment of dividends, payment of subordinated debt prior to maturity and issuance of preferred stock and other indebtedness; and contains other restrictive covenants typical for agreements of this type. Pursuant to the terms of the Credit Facility, funds borrowed bear interest at a rate per annum equal to the Offshore Rate (as defined in the Credit Facility) or the Base Rate (as defined in the Credit Facility, as the case may be), plus the Applicable Margin (as defined in the Credit Facility). As of November 7, 2000, the Company has outstanding $337.5 million under the Credit Facility. The effective interest rate on such borrowings as of November 7, 2000 is 8.8% per annum.

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

        In 1992, the Company formed Cinemark International to develop and acquire theatres in international markets. As of November 7, 2000, the Company and Cinemark International, through its affiliates, operated 77 theatres (682 screens) principally in Latin America. The following table summarizes the Company's and Cinemark International's holdings in each international market, the number of theatres and screens in such market as of November 7, 2000 and the number of theatres and screens under construction in 2000.



                       Year of                                  Operating               Planned Openings Through 2000
Country               Formation       Ownership %            Theatres/Screens                 Theatres/Screens
----------------     -----------     -------------     ---------------------------     -------------------------------
Mexico                  1992              95%           22 theatres (217 screens)          2 theatres (11 screens)
Chile                   1992              98%           12 theatres (88 screens)
Argentina               1995             100%            8 theatres (69 screens)           1 theatre (10 screens)
Brazil                  1996              60%           23 theatres (216 screens)          2 theatres (19 screens)
Ecuador                 1996              60%            2 theatres (16 screens)
Peru                    1996             100%            2 theatres (21 screens)
Central America         1997              50%            7 theatres (45 screens)
Colombia                1998              51%            1 theatre (10 screens)            1 theatre (6 screens)
United Kingdom          1998             100%                      N/A
Taiwan                  1998              51%                      N/A
Germany                 1999             100%                      N/A

    Total                                               77 theatres (682 screens)          6 theatres (46 screens)


        The Company and Cinemark International, through its affiliates, plans to invest up to an additional $75 million in international ventures, principally in Latin America, over the next three years. The Company anticipates that investments in excess of Cinemark International and its affiliates available cash will be funded by the Company, its joint venture partners or other debt/equity financing to be provided by third parties directly to the Company, Cinemark International or its affiliates as appropriate.

        In August 1998, the Company formed Cinemark Investments Corporation for the purpose of financing its Brazilian operations by investing in foreign fixed rate notes issued by Cinemark Brasil S.A., an indirect Brazilian subsidiary of the Company. In September 1998, Cinemark Investments Corporation executed a credit agreement with Bank of America that provides Cinemark Investments Corporation up to $20 million in the aggregate under a revolving line of credit facility (the Cinemark Investments Credit Agreement) the proceeds of which were used to purchase fixed rate notes issued by Cinemark Brasil S.A. bearing interest at 13.25%. The Cinemark Investments Credit Agreement is secured by an assignment of certain fixed rate notes issued by Cinemark Brasil S.A. to Cinemark Investments Corporation and an unconditional guaranty by the Company. Pursuant to the terms of the Cinemark Investments Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate or the Base Rate (both defined in the Cinemark Investments Credit Agreement) as the case may be. As of November 7, 2000, Cinemark Investments Corporation has outstanding $20 million under the Cinemark Investments Credit Agreement. The effective interest rate on such borrowings as of November 7, 2000 is 9.2% per annum.

     In September 1998, the Company incorporated Cinemark Theatres U.K. Ltd., an English company, to develop state-of-the-art multiplex theatres in the United Kingdom. Cinemark Theatres U.K. Ltd. is a wholly owned subsidiary of the Company. Construction on its first theatre has begun and Cinemark Theatres U.K. Ltd. anticipates opening the theatre (10 screens) in 2001.

        In September 1998, Cinemark International entered into a joint venture agreement with Core Pacific Ltd. to develop state-of-the-art multiplex theatres in Taiwan, Republic of China. The joint venture will conduct its business through Cinemark-Core Pacific Ltd. which is 50.1% owned by Cinemark International and 49.9% owned by BES Engineering Corporation, successor to Core Pacific Ltd. Construction on its first theatre has begun and Cinemark-Core Pacific Ltd. anticipates opening the theatre (13 screens) in 2001.

       In November 1998, Cinemark Mexico executed a credit agreement with Bank of America National Trust and Savings Association (the Cinemark Mexico Credit Agreement). The Cinemark Mexico Credit Agreement is a revolving credit facility and provides for a loan to Cinemark Mexico of up to $30 million in the aggregate. The Cinemark Mexico Credit Agreement is secured by a pledge of 65% of the stock of Cinemark de Mexico S.A. de C.V. and an unconditional guaranty by the Company. Pursuant to the terms of the Cinemark Mexico Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate (as defined in the Cinemark Mexico Credit Agreement) or the Base Rate (as defined in the Cinemark Mexico Credit Agreement), as the case may be, plus the Applicable Margin (as defined in the Cinemark Mexico Credit Agreement). Cinemark Mexico borrowed $30 million under the Cinemark Mexico Credit Agreement, the proceeds of which were used to repay an intercompany loan of Cinemark Mexico from Cinemark International. Cinemark International used the proceeds of such repayment to repay all outstanding indebtedness under its then existing credit facility. In September 2000, the Cinemark Mexico Credit Agreement was amended. The amended Cinemark Mexico Credit Agreement requires the aggregate $30 million commitment be reduced each calendar quarter by 1.67%, 1.67%, 5.0%, 5.0%, 5.0% and 5.0% beginning in the third calendar quarter 2001 until the amended Cinemark Mexico Credit Agreement matures in January 2003. As of November 7, 2000, Cinemark Mexico has outstanding $30 million under the Cinemark Mexico Credit Agreement. The effective interest rate on such borrowings as of November 7, 2000 is 9.7% per annum.

       Cinemark Chile, S.A. became a consolidated subsidiary of the company effective January 1, 1999. Prior to that date, Cinemark Chile, S.A. had executed four senior note payable agreements with a local bank for the U.S. dollar equivalent of $6.0 million, $3.0 million, $4.5 million and $3.5 million in December 1997, July 1998, November 1998 and December 1998, respectively. These notes were each in Chilean pesos, adjusted for inflation, at the respective borrowing dates. Interest is assessed for three notes at the 90-day TAB rate (Chile's Central Bank interbank rate) plus 1.5% per annum, adjusted for inflation, and for the other note (December 1998) at the 180-day TAB rate plus 1.5% per annum, adjusted for inflation, and is paid quarterly for three of the notes and semi-annually for the December 1998 note. The term on all four notes is five years with a two year grace period on principal. All four notes are directly or indirectly guaranteed by Cinemark International. At September 30, 2000, $15.9 million had been borrowed and remained outstanding on these four notes. The effective interest rates on the four notes are approximately 6.9% per annum.

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

       In September 1999, Cinemark International acquired all of the shares of its Argentine joint venture partner, Prodecine S.A., which held the remaining 50% of the shares of Cinemark Argentina S.A. Cinemark International paid $2.8 million in cash and delivered the following promissory notes bearing interest at the rate of 10% per annum: (a) totaling US$2.5 million due January 2000, (b) totaling US$2.5 million due April 2000, (c) totaling A$2.5 million pesos due July 2000, (d) totaling A$3.5 million pesos due October 2000. The 100% interests in Prodecine S.A., Cinemark Investments Argentina, S.A. and Cinemark Argentina, S.A. held by Cinemark International were transferred to one of the Company's subsidiaries in December 1999. At September 30, 2000 the promissory notes for A$3.5 million pesos due October 20, 2000 plus accrued interest of A$0.4 million remained outstanding.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company has limited exposure to financial market risks, including changes in interest rates and other relevant market prices. The Company does not have any derivative financial instruments in place as of September 30, 2000.

        An increase or decrease in interest rates would affect interest costs relating to the Company's variable rate credit facilities. The Company and/or its subsidiaries are currently parties to such variable rate credit facilities. At September 30, 2000, there was an aggregate of approximately $423 million of variable rate debt outstanding under these facilities. The Company has no interest rate swaps or other hedging facilities relating to these credit facilities. These facilities represent approximately 52% of the Company's outstanding long-term debt. Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

        The table below provides information about the Company's fixed rate and variable rate long-term debt agreements:



                                 September 30, 2000     September 30, 2000      December 31, 1999      December 31, 1999
         (in millions)             Carrying Amount       Fair Market Value       Carrying Amount       Fair Market Value
                                 ------------------     ------------------      -----------------      -----------------
Long-term debt:
    Fixed rate                          $385                   $408                    $392                   $439
                                        ====                   ====                    ====                   ====
    Average interest rate               9.3%                                           9.3%
                                        ====                                           ====

    Variable rate                       $423                   $424                    $386                   $394
                                        ====                   ====                    ====                   ====
    Average interest rate               9.0%                                           8.2%
                                        ====                                           ====

    Long-term debt                      $808                   $832                    $778                   $833
                                        ====                   ====                    ====                   ====


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

PART II.          Other Information

Item 1. Legal Proceedings

        The Company currently is a defendant in certain litigation proceedings alleging certain violations of the Americans with Disabilities Act of 1990 (the "ADA") relating to the accessibility of certain theatre seating to patrons using wheelchairs. In August 1998, the federal district judge presiding over a case in El Paso, TX (Lara, et al versus Cinemark USA, Inc.) granted plaintiffs motion for summary judgement ruling the Company's stadium theatre design is in violation of the ADA. The Company appealed this ruling to the Fifth Circuit Court of Appeals. In April 2000, the Fifth Circuit Court of Appeals reversed the ruling of the federal district judge and rendered judgement in favor of the Company holding that the Company's theatre subject to the Lara lawsuit complied with the ADA. As a result of the Lara decision by the Fifth Circuit Court of Appeals, one case in Houston, TX (Drey, et al versus Cinemark USA, Inc.) has been dismissed with prejudice. The Company is now seeking dismissals of similar cases pending in Texas. Although the Company cannot predict the final resolution of this case or the outcome of the other cases, management believes that the Company's potential liability with respect to such proceedings is not material in the aggregate to the Company's financial position, results of operations and cash flows.

        Reference is also made to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.


Item 2. Change in Securities and Use of Proceeds

       Not Applicable


Item 3. Defaults upon Senior Securities

       Not Applicable


Item 4. Submission of Matters to a Vote of Security Holders

       The only matter submitted to a vote of security holders during the first nine months of 2000 was the unanimous re-election of the existing slate of Company directors on August 16, 2000. There have not been any other matters submitted to a vote of security holders during the first nine months of 2000 through the solicitation of proxies or otherwise.


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

Item 6. Exhibits and Reports on Form 8-K

              a) Supplemental schedules specified by the Senior Notes indenture:

                         Condensed Consolidating Balance Sheet
                         (unaudited) as of September 30, 2000

                         Condensed Consolidating Statement of
                         Operations (unaudited) for the nine months ended September 30, 2000

                         Condensed Consolidating Statement of
                         Cash Flow (unaudited) for the nine months ended September 30, 2000


              b) Reports on Form 8-K

                         No reports have been filed by Registrant during the quarter for which this report is filed.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            AS OF SEPTEMBER 30, 2000
                                   (Unaudited)

                                                               Restricted       Unrestricted
                                                                  Group             Group        Eliminations         TOTAL
                                                            ----------------  ---------------  ---------------  ----------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                $      256,609    $   6,647,709    $           -    $    6,904,318
    Inventories                                                   2,763,275          474,638                -         3,237,913
    Co-op advertising and other receivables                      (7,523,731)      15,794,648         (438,794)        7,832,123
    Tax receivable                                                 (101,171)         252,401                -           151,230
    Prepaid expenses and other                                    2,470,848          392,655                -         2,863,503
                                                            --------------------------------------------------------------------
       Total current assets                                      (2,134,170)      23,562,051         (438,794)       20,989,087

THEATRE PROPERTIES AND EQUIPMENT                              1,044,159,445      132,540,098                -     1,176,699,543
    Less accumulated depreciation and amortization             (200,314,050)     (24,417,375)               -      (224,731,425)
                                                            --------------------------------------------------------------------
       Theatre properties and equipment - net                   843,845,395      108,122,723                -       951,968,118

OTHER ASSETS:
    Investments in and advances to affiliates                   117,334,041        6,295,696     (114,011,544)        9,618,193
    Goodwill - net                                                9,578,769        7,935,741                -        17,514,510
    Deferred charges and other - net                             36,079,681        7,985,214                -        44,064,895
                                                            --------------------------------------------------------------------
       Total other assets                                       162,992,491       22,216,651     (114,011,544)       71,197,598
                                                            --------------------------------------------------------------------
TOTAL                                                        $1,004,703,716    $ 153,901,425    $(114,450,338)   $1,044,154,803
                                                            ====================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                        $      637,579    $  14,498,273    $           -    $   15,135,852
    Current income taxes payable                                    (47,531)          47,531                -                 -
    Accounts payable and accrued expenses                        77,161,695       14,153,654         (438,794)       90,876,555
                                                            --------------------------------------------------------------------
       Total current liabilities                                 77,751,743       28,699,458         (438,794)      106,012,407

LONG-TERM LIABILITIES:
    Senior credit agreements                                    368,068,433       44,295,556                -       412,363,989
    Senior subordinated debt                                    380,223,309                -                -       380,223,309
    Deferred lease expenses                                      18,981,104          422,532                -        19,403,636
    Deferred gain on sale leaseback                               5,195,941                -                -         5,195,941
    Deferred income taxes                                        12,141,971          (45,613)               -        12,096,358
    Deferred revenues                                            20,290,658          156,155                -        20,446,813
                                                            --------------------------------------------------------------------
       Total long-term liabilities                              804,901,416       44,828,630                -       849,730,046

MINORITY INTERESTS IN SUBSIDIARIES                                6,461,798       23,915,818                -        30,377,616

SHAREHOLDERS' EQUITY:
    Class A common stock, $.01 par value: 10,000,000 shares
       authorized, 1,500 shares issued and outstanding                   15                -                -                15
    Class B common stock, no par value: 1,000,000 shares
       authorized, 234,622 shares issued                         49,538,156       10,901,000      (10,901,000)       49,538,156
    Additional paid-in-capital                                   17,111,431       99,640,544     (103,110,544)       13,641,431
    Unearned compensation - stock options                        (2,275,808)               -                -        (2,275,808)
    Retained earnings                                            87,823,832      (33,035,354)        (735,000)       54,053,478
    Treasury stock, 57,245 Class B shares at cost               (24,232,890)              -                 -       (24,232,890)
    Distributions                                                         -         (735,000)         735,000                 -
    Accumulated other comprehensive loss                        (12,375,977)     (20,313,671)               -       (32,689,648)
                                                            --------------------------------------------------------------------
       Total shareholders' equity                               115,588,759       56,457,519     (114,011,544)       58,034,734
                                                            --------------------------------------------------------------------
TOTAL                                                        $1,004,703,716    $ 153,901,425    $(114,450,338)   $1,044,154,803
                                                            ====================================================================


     Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)

                                                               Restricted       Unrestricted
                                                                  Group             Group        Eliminations         TOTAL
                                                            ----------------  ---------------  ---------------  ----------------
REVENUES:
    Admissions                                               $ 323,853,933     $ 55,263,153     $          -     $  379,117,086
    Concessions                                                156,902,669       17,469,284                -        174,371,953
    Other                                                       26,564,098        3,577,118         (706,051)        29,435,165
                                                            --------------------------------------------------------------------
                  Total                                        507,320,700       76,309,555         (706,051)       582,924,204

COSTS AND EXPENSES:
    Cost of operations:
       Film rentals and advertising                            172,290,040       27,270,306                -        199,560,346
       Concession supplies                                      25,962,727        5,476,629                -         31,439,356
       Salaries and wages                                       58,755,387        6,310,311                -         65,065,698
       Facility leases                                          68,396,285       12,603,540                -         80,999,825
       Utilities and other                                      69,385,686        8,311,319         (706,051)        76,990,954
                                                            --------------------------------------------------------------------
                  Total                                        394,790,125       59,972,105         (706,051)       454,056,179

    General and administrative expenses                         22,315,048        5,761,683                -         28,076,731
    Depreciation and amortization                               37,580,636        9,867,826                -         47,448,462
    Asset impairment loss                                        1,846,980                -                -          1,846,980
    (Gain) loss on sale of assets                                2,580,343          (11,041)               -          2,569,302
                                                            --------------------------------------------------------------------
                  Total                                        459,113,132       75,590,573         (706,051)       533,997,654

OPERATING INCOME                                                48,207,568          718,982                -         48,926,550

OTHER INCOME (EXPENSE)
    Interest expense                                           (49,606,613)      (4,414,382)               -       (54,020,995)
    Amortization of debt issue cost                               (580,607)         (25,000)               -          (605,607)
    Amortization of bond discount                                 (130,875)               -                -          (130,875)
    Dividend income                                                735,000                -         (735,000)                -
    Interest income                                                440,082          405,220                -           845,302
    Foreign currency exchange gain (loss)                          299,432         (219,159)               -            80,273
    Equity in income (loss) of affiliates                          (16,039)          36,385                -            20,346
    Minority interests in (income) loss of subsidiaries         (1,268,950)         502,339                -          (766,611)
                                                            -------------------------------------------------------------------
                  Total                                        (50,128,570)      (3,714,597)        (735,000)      (54,578,167)
                                                            -------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND
    CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                   (1,921,002)      (2,995,615)        (735,000)       (5,651,617)

Income taxes (benefit)                                            (482,317)         (82,126)               -          (564,443)
                                                            -------------------------------------------------------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
    OF AN ACCOUNTING CHANGE                                     (1,438,685)      (2,913,489)        (735,000)       (5,087,174)

Cumulative effect of a change in accounting principle
     - net of tax benefit                                                -                -                -                 -
                                                            -------------------------------------------------------------------
NET INCOME (LOSS)                                            $  (1,438,685)    $ (2,913,489)    $   (735,000)    $  (5,087,174)
                                                            ===================================================================


     Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)

                                                                    Restricted      Unrestricted
                                                                       Group            Group        Eliminations        TOTAL
                                                                  --------------   --------------   -------------   --------------
OPERATING ACTIVITIES:
    Net income (loss)                                              $ (1,438,685)    $ (2,913,489)    $  (735,000)    $ (5,087,174)

    Noncash items in net income:
       Depreciation                                                  36,766,666        9,282,464               -       46,049,130
       Amortization - goodwill and other assets                         813,970          585,362               -        1,399,332
       Loss on impairment of assets                                   1,846,980                -               -        1,846,980
       Amortization of gain on sale leaseback                          (274,440)               -               -         (274,440)
       Deferred lease expenses                                        3,084,141          130,695               -        3,214,836
       Amortization of prepaid leases                                 1,254,299          658,746               -        1,913,045
       Deferred income tax expense                                   (5,939,282)         (52,364)              -       (5,991,646)
       Amortization of debt discount and premium                        (21,380)               -               -          (21,380)
       Amortized compensation - stock options                           728,074                -               -          728,074
       Compensation expense related to repurchase of stock options      103,584                -               -          103,584
       Gain on sale of assets                                         2,580,343          (11,041)              -        2,569,302
       Equity in (income) loss of affiliates                             16,039          (36,385)              -          (20,346)
       Minority interests in income (loss) of subsidiaries            1,268,950         (502,339)              -          766,611

    Cash provided by (used for) operating working capital:
       Inventories                                                      668,831          827,776               -        1,496,607
       Co-op advertising and other receivables                      (14,776,758)      19,012,106               -        4,235,348
       Prepaid expenses and other                                     4,889,292         (244,073)              -        4,645,219
       Accounts payable and accrued expenses                        (40,403,584)       2,668,524               -      (37,735,060)
       Income tax receivable/payable                                  2,089,786         (204,870)              -        1,884,916
                                                                  ----------------------------------------------------------------
           Net cash provided by (used for) operating activities      (6,743,174)      29,201,112        (735,000)      21,722,938

INVESTING ACTIVITIES:
    Additions to Theatre properties and equipment                   (71,609,211)     (17,193,455)              -      (88,802,666)
    Sale of Theatre properties and equipment                         18,671,374          291,551               -       18,962,925
    Decrease (increase) in other assets, investments in
       and advances to affiliates                                     6,816,056       (9,357,521)        735,000       (1,806,465)
                                                                  ----------------------------------------------------------------
       Net cash provided by (used for) investing activities         (46,121,781)     (26,259,425)        735,000      (71,646,206)

FINANCING ACTIVITIES:
    Decrease in long-term debt                                      (60,839,870)     (11,935,484)              -      (72,775,354)
    Increase in long-term debt                                       93,618,853        8,487,953               -      102,106,806
    Increase in deferred revenues                                    18,897,331          123,010               -       19,020,341
    Purchase of treasury stock                                          (34,000)               -               -          (34,000)
    Repurchase of stock options                                         (67,452)               -               -          (67,452)
    Common stock issued for options exercised                               425                -               -              425
    Minority investment in subsidiaries, net                           (983,202)         781,864               -         (201,338)
                                                                  ----------------------------------------------------------------
       Net cash provided by (used for) financing activities          50,592,085       (2,542,657)              -       48,049,428

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  19,113         (113,112)              -          (93,999)
                                                                  ----------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (2,253,757)         285,918               -       (1,967,839)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                               2,510,366        6,361,791               -        8,872,157
                                                                  ----------------------------------------------------------------
    End of period                                                  $    256,609     $  6,647,709     $         -     $  6,904,318
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

DATE:        November 7, 2000


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