Form 10-K405
period 2000-12-31
CINEMARK USA INC /TX
filed 2001-03-26
CIK 885975

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

COMMISSION FILE NOS. 33-47040; 333-11895; 333-45417

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

                                    Yes X     No
                                       ---       ---.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                   [ X ] [ ________ ]


     As of March 21, 2001, 1,500 shares of Class A Common stock and 185,955 shares of Class B Common stock (including options to acquire 8,418 shares of Class B Common stock exercisable within 60 days of such date) were outstanding.

                                      INDEX


                                                                                                               Page
                                                                                                               ----

PART I..........................................................................................................1
     Item 1:   Business.........................................................................................1
               (a)  General Development of Business.............................................................1
               (b)  Financial Information About Segments........................................................2
               (c)  Narrative Description of Business...........................................................2
               (d)  Financial Information about Geographic Areas................................................12
               (e)  Available Information.......................................................................12
     Item 2:   Properties.......................................................................................12
     Item 3:   Legal Proceedings................................................................................13
     Item 4:   Submission of Matters to a Vote of Security Holders..............................................14

PART II.........................................................................................................14
     Item 5:   Market for Registrant's Common Equity and Related Stockholder Matters............................14
     Item 6:   Selected Financial Data..........................................................................14
     Item 7:   Management's Discussion and Analysis of Financial Condition and Results of Operation.............16
     Item 7A:  Quantitative and Qualitative Disclosures About Market Risk...................................... 27
     Item 8:   Financial Statements and Supplementary Data......................................................28
     Item 9:   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............28

PART III........................................................................................................29
     Item 10:  Directors and Executive Officers of the Registrant...............................................29
     Item 11:  Executive Compensation.......................................................................... 32
     Item 12:  Security Ownership of Certain Beneficial Owners and Management.................................. 36
     Item 13:  Certain Relationships and Related Transactions.................................................. 38

PART IV........................................................................................................ 40
     Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................ 40
               (a)  Documents Filed as Part of this Report..................................................... 40
               (b)  Reports on Form 8-K........................................................................ 40
               (c)  Exhibits................................................................................... 40
               (d)  Financial Statement Schedules.............................................................. 40

                                     PART I

Item 1:  Business

(a)  General Development of Business

GENERAL

     The Company is a world leader in the motion picture exhibition industry in terms of both revenues and the number of screens in operation. In 2000, the Company opened an aggregate of 19 theatres (224 screens) in the U.S. and internationally. At March 21, 2001, the Company operated 2,938 screens in 273 theatres located in 33 states, Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica and Colombia, consisting of 2,583 screens in 231 "first run" theatres and 355 screens in 42 "discount" theatres. Of the Company's 2,938 screens, 2,576 (or 88%) have been built by the Company since 1990, and, as a result, the Company believes it operates one of the most modern theatre circuits in the industry. All of the Company's theatres are multiplex facilities with approximately 89% of the Company's screens located in theatres of eight or more screens. The Company believes that its ratio of screens to theatres (10.8 to 1 at March 21, 2001) is one of the highest in the industry. Approximately 63% of the Company's first run screens are in stadium seating auditoriums. From its fiscal year ended December 31, 1995 through the fiscal year ended December 31, 2000, the Company has increased consolidated revenues approximately 163% from $298.6 million to $786.3 million and has increased consolidated EBITDA (as defined herein) approximately 163% from $53.9 million to $142.0 million.

     The Company's website is located at www.cinemark.com. By accessing the Company's website, customers can view showtimes for all the Company's U.S. theatres and may purchase tickets for 46 U.S. theatres (612 screens) operated by the Company. Customers can also print at-home movie tickets for certain U.S. theatres which allows them to bypass the box office.

     The Company, a Texas corporation organized in 1987, maintains its principal executive offices at 3900 Dallas Parkway, Suite 500, Plano, Texas 75093. Its telephone number is (972) 665-1000.

DOMESTIC DEVELOPMENTS

     In 2000, the Company opened eight theatres (131 screens) in the U.S. At March 21, 2001, the Company operated 190 theatres (2,217 screens) in the U.S. and Canada consisting of 1,862 screens in 148 "first run" theatres and 355 screens in 42 "discount" theatres. Of the Company's 190 theatres and 2,217 screens in the U.S. and Canada, all but one theatre (12 screens) in Vancouver, Canada (which is operated by the Company through a subsidiary) are located in the U.S. The Company believes that its ratio of screens to theatres in the U.S. and Canada (11.7 to 1 at March 21, 2001) is the second highest of the ten largest theatre circuits in the U.S. and is more than 50% higher than the industry average. Approximately 60% of the Company's first run screens in the U.S. and Canada are in stadium seating auditoriums.

FOREIGN DEVELOPMENTS

     In 2000, the Company opened 11 theatres (93 screens) in four countries. At March 21, 2001, the Company operated 83 theatres (721 screens) in Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica and Colombia. All of the theatres operated outside of the United States are first run theatres which the Company believes are among the most modern in the international market. The Company's ratio of screens to theatres in these international markets is 8.7 to 1 at March 21, 2001. Approximately 73% of the Company's international screens are in stadium seating auditoriums.

(b)  Financial Information About Segments

     The Company is a unitary business as described above and as a result does not break out its business into segments.

(c)  Narrative Description of Business

GENERAL

     The Company is a world leader in the motion picture exhibition industry in terms of both revenues and the number of screens in operation. In 2000, the Company opened an aggregate of 19 theatres (224 screens) in the U.S. and internationally. At March 21, 2001, the Company operated 2,938 screens in 273 theatres located in 33 states, Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica and Colombia, consisting of 2,583 screens in 231 "first run" theatres and 355 screens in 42 "discount" theatres. Of the Company's 2,938 screens, 2,576 (or 88%) have been built by the Company since 1990, and, as a result, the Company believes it operates one of the most modern theatre circuits in the industry. All of the Company's theatres are multiplex facilities with approximately 89% of the Company's screens located in theatres of eight or more screens. The Company believes that its ratio of screens to theatres (10.8 to 1 at March 21, 2001) is one of the highest in the industry. Approximately 63% of the Company's first run screens are in stadium seating auditoriums. From its fiscal year ended December 31, 1995 through the fiscal year ended December 31, 2000, the Company has increased consolidated revenues approximately 163% from $298.6 million to $786.3 million and has increased consolidated EBITDA (as defined herein) approximately 163% from $53.9 million to $142.0 million.

     The Company has introduced larger multiplex theatre facilities into areas previously served by smaller theatres, thereby capturing moviegoers who seek more attractive surroundings, wider variety of films, better customer service, shorter lines, more convenient parking and a greater choice of seating to view popular movies. Approximately 80% of the Company's U.S. first run theatres have little or no direct competition within their respective film zones, which allows the Company to select those pictures that it believes will be most successful in its markets from those offered to it by distributors. Larger multiplex theatres enable the Company to present films appealing to several segments of the moviegoing public while serving patrons from common support facilities (such as box office, concession areas, rest rooms and lobby). Larger multiplex facilities also provide the Company with greater flexibility in staffing, movie scheduling and equipment utilization while reducing congestion throughout the theatre. In addition, larger multiplex facilities provide increased flexibility in determining the length of time a film will be exhibited in the theatre. The Company can lengthen the run of a film by switching it to a smaller auditorium after peak demand has subsided and has the potential to generate higher profits as film license agreements typically provide for a lower film rent to be paid later in a film's run.

     The Company believes the attractiveness, comfort and viewing experience provided by its modern facilities result in the Company's theatres more often being the preferred destination for moviegoers in its markets.

OVERVIEW OF THE THEATRE INDUSTRY

     According to MPAA Worldwide Market Research, U.S. box office sales of approximately $7.7 billion in 2000 was the ninth consecutive record year for the industry. The Company believes the primary reason for the record years is the increased investment in production and marketing of films as well as the substantial construction of new multiplexes throughout America. The 2.9% increase in 2000 box office sales as compared to 1999 is primarily a result of increased average ticket prices as attendance decreased slightly compared to 1999. The following table represents the results of a survey by MPAA Worldwide Market Research outlining the historical trends in U.S. theatre attendance, average ticket prices and box office sales for the last ten years.


                                                           U.S. Box
                              Attendance      Average    Office Sales
                   Year       (Millions)   Ticket Price   (Millions)
                  ------      ----------   ------------  ------------
                    1991         1,141        $ 4.21        $4,803
                    1992         1,173        $ 4.15        $4,871
                    1993         1,244        $ 4.14        $5,154
                    1994         1,292        $ 4.18        $5,396
                    1995         1,263        $ 4.35        $5,494
                    1996         1,339        $ 4.42        $5,912
                    1997         1,388        $ 4.59        $6,366
                    1998         1,481        $ 4.69        $6,949
                    1999         1,465        $ 5.08        $7,448
                    2000         1,421        $ 5.39        $7,661


    Theatrical exhibition is the primary distribution channel for new motion picture releases. The Company believes the successful theatrical release of a movie abroad and in "downstream" distribution channels, such as home video and pay-per-view, network and syndicated television, is largely dependent on its successful theatrical release in the U.S. The Company further believes the emergence of additional distribution channels has expanded the overall potential revenue sources for motion picture distributors without adversely affecting attendance at theatres as these additional distribution channels do not provide an experience comparable to the social experience of viewing a movie in a theatre. The Company believes the public will continue to recognize the advantages of viewing a movie on a large screen with superior audio and visual quality, while enjoying a variety of concessions and sharing the social experience with a large audience in a comfortable theatre environment.

    The Company believes certain demographic trends favor the theatre exhibition industry. Information obtained from the U.S. Bureau of Census indicates the number of 12 to 20 year olds in the U.S., the largest moviegoing segment of the population, is projected to grow an aggregate of 9.2% through the year 2005. According to the MPAA, the age group 12-24 represents approximately 28% of the overall moviegoing public while the age group 25-39 accounts for approximately 32% of the overall moviegoing public. Furthermore, according to MPAA, the number of patrons over 40 years old as a percentage of the total movie audience has more than doubled from approximately 14% in 1986 to approximately 40% in 2000 and has more "frequent" moviegoers than any other age group. Frequent moviegoers are those who attend at least 12 movies per year. The Company believes film producers have recognized the importance of this segment of the population and are producing an increased number of films primarily targeted to this more mature audience.

    Increased international distribution is also producing important sources of revenue for film distributors and growth opportunities for exhibitors. According to MPAA Worldwide Research, international box office sales of approximately $7.6 billion in 2000 represented a 6.6% increase as compared to 1999. The Company's activities in international markets have been primarily directed toward Latin America, where the Company believes it has successfully established a leading presence in the region. According to MPAA, theatrical revenues in Mexico alone soared 20% in 2000 as compared to 1999. The Company believes many international markets for theatrical exhibition have historically been underserved due to antiquated and/or run-down theatres, and that international markets will continue to experience growth as additional multiplex theatres are introduced.

BUSINESS STRATEGY

    The Company's growth has been primarily through new theatre development. As a result, the Company believes it operates one of the most modern theatre circuits in the industry. The Company also believes it is unique among major theatre exhibitors in the development and execution of the following domestic and international business strategy:

    Built in underserved U.S. markets. The Company has built modern multiplex facilities in underserved mid-sized U.S. markets as well as in major U.S. metropolitan areas. In such markets the Company frequently is the sole or leading exhibitor in terms of first run screens operated within a film zone. The Company believes it gains maximum access to film product, and thereby realizes a competitive advantage, by locating its modern multiplex theatres in new and existing film zones where little or no competition for film product exists. Approximately 80% of the Company's U.S. first run theatres have little or no direct competition within their respective film zones. Approximately 60% of the Company's first run screens in the U.S. and Canada are in stadium seating auditoriums. The Company has one multiplex theatre (12 screens) scheduled to open by the end of 2001 and has a signed commitment for two multiplex theatres (29 screens) scheduled to open after 2001.

    Continue to maintain discount theatre niche in the U.S. The Company intends to maintain its discount theatre operations (admission of $.50 to $2 per ticket) in the U.S. to serve patrons who miss a film during its first run exhibition or who may not be able to afford to attend first run theatres on a frequent basis. The Company believes its discount theatres allow it to serve these segments of the total moviegoing population, increasing the number of potential customers beyond traditional first run moviegoers. The Company's multiplex discount theatres offer many of the same amenities as its first run theatres, including wall-to-wall screens, comfortable seating with cupholder armrests, digital sound and multiple concession stands. As of March 21, 2001, approximately 16% of the Company's screens in the U.S. and Canada were housed in discount theatres.

    Continue to develop modern American-style theatres in underserved international markets. The Company's activities in international markets have been primarily directed toward Latin America, where the Company believes it has successfully established a leading presence in the region. The Company believes it was the first U.S. circuit to open American-style modern multiplex theatres in Mexico and Chile, and has developed multiplex theatres directly or through joint venture arrangements with local partners in Argentina, Brazil, Ecuador, Honduras, Peru, El Salvador, Nicaragua, Costa Rica and Colombia. Approximately 73% of the Company's international screens are in stadium seating auditoriums. The Company intends to develop multiplex theatres in underserved markets to which it is currently committed directly or through joint venture arrangements with local partners. The Company has seven multiplex theatres (76 screens) scheduled to open subsequent to March 21, 2001 in international markets by the end of 2001.

OPERATIONS

    The Company's corporate office, which employed approximately 200 individuals as of March 21, 2001, is responsible for theatre development and site selection, lease negotiation, theatre design and construction, film licensing and settlements, concession vendor negotiations and financial and accounting activities. The Company's domestic theatre operations are divided into eight geographic divisions, each of which is headed by a regional leader. The Company's regional leaders have an average of 17 years experience in the movie theatre industry and each is responsible for supervising approximately 12.5% of the Company's theatre managers. Theatre managers are responsible for the day-to-day operations of the Company's theatres including optimizing staffing, developing innovative theatre promotions, preparing movie schedules, ordering concession inventory, maintaining a clean and functioning facility and training theatre staff.

    To maintain quality and consistency within the Company's theatres, the Company conducts regular inspections of each theatre and operates a program which involves unannounced visits by unidentified customers who report on the quality of service, film presentation and cleanliness of the theatre. The Company has also created an innovative training program to enhance theatre staff performance.

Theatre Development

    In 2000, the Company opened an aggregate of eight theatres (131 screens) in the U.S. and 11 theatres (93 screens) internationally. As of March 21, 2001, the Company had opened an additional three theatres (26 screens) internationally. The Company has commitments to open only one theatre (12 screens) in the U.S. and seven theatres (76 screens) internationally during the remainder of 2001, as the Company has strategically reduced its future construction plans as a result of the overbuilding and recent changes in the industry.

    The Company has generally developed theatres in markets that were underscreened as a result of changing demographic trends or that were served by aging theatre facilities. Some of the factors the Company considers in determining whether to develop a theatre in a particular location are the market's population and average household income, the proximity to retail corridors, convenient roadway access, the proximity to competing theatres and the effect on the Company's existing theatres in the market, if any.

    In 1998, the Company commenced a new branding campaign featuring a new Cinemark logo and theatre design. New art deco graphic treatments and colors were applied to the Cinemark name and theatres at that time. Richly hued reds and gold, reminiscent of the golden age of Hollywood, replaced the traditional bright colors. Additionally, the Company designed several prototype theatres, each of which could be adapted to suit the size requirements of a particular location and the availability of parking and to respond to competitive factors or specific area demographics. The Company believes the fully designed prototypes resulted in significant construction and operating cost savings.

    The Company's theatres typically contain auditoriums consisting of 100 to 400 seats each and feature wall-to-wall screens, high back rocking chairs with cupholder armrests, digital sound, multiple concession stands and video game rooms. The Company's larger multiplex facilities typically will exceed 50,000 square feet, feature 14 or more screens with 75 foot screens in the largest auditoriums, stadium seating, digital sound, a pizzeria, a coffee bar and a large video arcade room. The majority of the films produced in the last four years had digital soundtracks available as an alternative to the standard stereo soundtrack. More than 90% of the Company's first run theatres have one or more auditoriums with digital sound capabilities.

Film Licensing

    Films are typically licensed from film distributors owned by major film production companies and from independent film distributors that distribute films for smaller production companies. For first run films, film distributors typically establish geographic zones and offer each available film to one theatre in each zone. The size of a film zone is generally determined by the population density, demographics and box office potential of a particular market or region and can range from a radius of three to five miles in major metropolitan and suburban areas to up to fifteen miles in small towns. The Company currently operates theatres in approximately 140 first run film zones in the U.S. New film releases are licensed at the discretion of the film distributors. In film zones where the Company has little or no direct competition, the Company selects those pictures it believes will be most successful. Approximately 80% of the Company's U.S. first run theatres have little or no direct competition within their respective film zones. In film zones where the Company faces competition, the Company usually licenses films on an allocation basis. Under an allocation process, a particular distributor will rotate films among exhibitors. For second run films, film distributors establish availability on a market-by-market basis after the completion of exhibition at first run theatres and permit each theatre within a market to exhibit such films without regard to film zones.

    The Company licenses films in the U.S. through its booking office located at the Company's corporate headquarters in Plano, Texas. Most of the major motion picture studios and distributors maintain offices in the Dallas, Texas metropolitan area. The Company's film bookers have significant experience in the theatre industry and have developed long-standing relationships with the film distributors. Each film booker is responsible for a geographic region and maintains relationships with representatives of each of the major motion picture studios and distributors having responsibility for their respective geographic regions. The Company licenses films from all of the major distributors and is not dependent on any one studio for motion picture product.

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

Concessions

    Concession sales are the Company's second largest revenue source, representing approximately 30% of total revenues for 2000. The Company has devoted considerable management effort to increasing concession sales and improving the operating income margins from concession sales. These efforts include implementation of the following strategies:

    o Optimization of product mix. The Company's primary concession products are various sizes of popcorn, soft drinks and candy, all of which the Company sells at each of its theatres; however, different varieties and brands of candy and soft drinks are offered at theatres based on preferences in that particular geographic region. The Company has also implemented "combo-meals," and "movie meals" for children and senior citizens, both of which offer a pre-selected assortment of concession products. The Company continues to introduce new concession products designed to attract additional concession purchases.

    o Staff training. Employees are continually trained in "cross-selling" and "upselling" techniques. This training occurs through situational role-playing conducted at the Company's "Customer Satisfaction University" as well as continual on-the-job training. Individual theatre managers receive a portion of their compensation based on concession sales at their theatres and are therefore motivated to maximize concession sales.

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

Marketing

    In order to attract customers, the Company relies upon newspaper display advertisements (substantially paid for by film distributors), newspaper directory film schedules (generally paid for by the exhibitor) and Internet advertising which has emerged as a strong media source to inform its patrons of film titles and show times. Radio and television advertising spots (generally paid for by film distributors) are used to promote certain motion pictures and special events. The Company also exhibits previews in its theatres of coming attractions and films presently playing on the other screens which it operates in the same theatre or market.

    In March 2000, the Company and five other major theatre companies formed Fandango.com, the leading Internet and telephone movie portal which began selling tickets over the Internet in the summer of 2000. The Company entered into an Exclusive Ticketing Distribution Agreement and Advertising Agreement in exchange for stock in the new company. By accessing the Company's website at www.cinemark.com and then clicking on "Tickets and Showtimes", customers will be sent to Fandango.com where they can view show times for all of the Company's U.S. theatres and may purchase tickets to 46 U.S. theatres (612 screens) operated by the Company. The Company was also the first major U.S. exhibitor to introduce at-home movie ticket printing to its customers. Management believes that Internet ticketing will significantly improve customer satisfaction, as customers who purchase tickets over the Internet will be able to bypass the box office by printing their tickets at home using bar code technology which can be redeemed at the Company's theatres, or customers can pick up tickets at remote kiosks or at dedicated box office windows. The Company expanded its internet technology by becoming the first major U.S. movie theatre company to develop wireless technology to access the Company's showtimes via the Fandango.com web site by all Palm Pilot(TM) devices, including the new Palm VII. The Company, in conjunction with Fandango.com, soon hopes to complete technology that will permit customers to purchase tickets over the Internet using these wireless devices.

New Revenue Sources

    The Company believes that the advertising industry is beginning to recognize the theatre exhibition industry as an important advertising medium as a result of the demographics of theatre patrons. Accordingly, the Company was able to enter into long-term advertising contracts for both rolling stock advertising and screen slide advertising. The Company estimates these contracts to be worth more than $50 million in advertising revenues to the Company through 2005.

    The Company is also using its theatres for other specialty events. The large screen and comfortable seating makes the Company's theatres an attractive venue to hold corporate events, private parties, and in some instances simulcast or pay-per-view events. Management believes the trend to use theatre auditoriums for these functions during non-peak times is likely to increase.

Theatre Management

    Each theatre is managed by one theatre manager and a number of assistant managers. A typical ten screen theatre has approximately 40 employees, including three to four assistant managers, while a 16-screen multiplex has approximately 125 employees, including eight assistant managers. The theatre manager is paid a salary and a commission based upon concession sales. A theatre manager can increase the profitability of the theatre and his/her own compensation by ensuring that the staff is properly trained to encourage patrons to "trade up" in size or purchase additional concession items. The goal of a theatre manager is to operate a theatre in the most efficient and profitable manner in order to be promoted from managing a smaller theatre to managing a larger multiplex.

    The Company believes strongly in customer service and it promotes this through employee empowerment. Each theatre employee is authorized to deal with all customer needs and complaints in a variety of ways, including offering free tickets or free concession items, if necessary. Prior to peak seasons, the Company teaches its employees customer service at its "Customer Satisfaction University" training program. The Customer Satisfaction

University is an active training program consisting of role-playing exercises as well as typical classroom instruction.

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

    The Company also developed a "Next Generation" version of its current POS system based upon a Windows platform which it began deploying in its theatres in 1999. This enhanced system, named CTS, has multiple language capabilities, unlimited ticket pricing options, and the ability to process credit cards. The Windows platform permits internet ticketing, the addition of barcode scanners, pole displays, touch screens, credit card readers and other equipment specific to individual country requirements.

INTERNATIONAL

    The motion picture exhibition business has become increasingly global and rising box office receipts from international markets indicate some international markets are poised for growth. The Company believes its experience in developing and operating multiplex theatres both domestically and internationally provides it with a significant advantage in continuing to develop multiplex facilities in international markets. The Company's strategy in some of these markets is to form partnerships or joint ventures with local operators, sharing risk and obtaining valuable market insight.

    Cinemark International has been introducing state-of-the-art multiplex theatres to "under-screened" international markets. In 2000, the Company opened, through its subsidiaries, 11 theatres (93 screens) outside of the U.S. and Canada. As of March 21, 2001, the Company, through its subsidiaries, operates 83 first-run theatres (721 screens) in Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica and Colombia, with an aggregate of seven theatres (76 screens) scheduled to open during the remainder of 2001. Additionally, the Company, through a subsidiary, operates one first run theatre (12 screens) in Vancouver, Canada.

Mexico

    In July 1993, the Company, through its subsidiary Cinemark Mexico (USA), Inc. ("Cinemark Mexico"), began developing state-of-the-art international multiplex theatres comparable to theatres developed by the Company in the U.S. Cinemark Mexico's operations are conducted through its subsidiary Cinemark de Mexico, S.A. de C.V. As of March 21, 2001, Cinemark Mexico operates 24 theatres (228 screens) and plans to open two theatres (28 screens) during the remainder of 2001.

Brazil

    In August 1995, Cinemark LTDA was organized as an indirect subsidiary of Cinemark International. In November 1997, Cinemark International, through a wholly-owned subsidiary, entered into a joint venture agreement with Brazilian strategic partners and converted Cinemark LTDA to a Brazilian corporation, Cinemark Brasil S.A., which is owned approximately 60% indirectly by Cinemark International and approximately 40% owned by Brazilian strategic partners. As of March 21, 2001, Cinemark Brasil S.A. operates 25 theatres (228 screens) and plans to open four theatres (37 screens) during the remainder of 2001.

Chile

    In November 1992, Cinemark International entered into a joint venture agreement with Conate, S.A., a Chilean movie theatre operator ("Conate"), to develop state-of-the-art multiplex theatres in Chile. The joint venture provides for the development of multiplex theatres and the licensing of the Company's technology, trademark and name. The joint venture conducts its business through Cinemark Chile S.A. The Company indirectly owns approximately 98% of Cinemark Chile. As of March 21, 2001, Cinemark Chile, based in Santiago, Chile, operates twelve theatres (88 screens) and plans to expand an existing theatre by 5 screens during the remainder of 2001.

Argentina

     In December 1995, Cinemark International entered Argentina to develop state-of-the-art multiplex theatres. The business is conducted through Cinemark Argentina, S.A. and Prodecine S.A. de C.V. As of March 21, 2001, the Company, through Cinemark Argentina, S.A. and Prodecine S.A. de C.V., operates nine theatres (79 screens).

Central America

    In January 1997, Cinemark International entered into a joint venture agreement with Cines de Centroamerica to develop state-of-the-art multiplex theatres throughout Central America. The joint venture conducts its business through Cinemark Equity Holdings Corporation which is 50.1% owned by Cinemark International. The joint venture also provides for the licensing of the Company's technology, trademarks and name. As of March 21, 2001, the Central American joint venture operates seven theatres (45 screens) in four Central American countries (Honduras, El Salvador, Nicaragua and Costa Rica).

Peru

     In December 1996, Cinemark International entered Peru to develop state-of-the-art multiplex theatres. The business is conducted through Cinemark del Peru, S.A. As of March 21, 2001, Cinemark del Peru, S.A. operates two theatres (21 screens).

Ecuador

    In September 1996, Cinemark International entered into a joint venture agreement with The Wright Group, a group of prominent Ecuadorian individuals and companies, to develop state-of-the-art multiplex theatres in Ecuador. The joint venture agreement provides for the licensing of the Company's technology, trademark and name. The joint venture conducts its business through Cinemark del Ecuador, S.A. ("Cinemark Ecuador") which is 60% owned by Cinemark International and 40% owned by The Wright Group. As of March 21, 2001, Cinemark Ecuador operates two theatres (16 screens).

Colombia

    In December 1998, Cinemark International entered into a joint venture agreement with Casa Editorial El Tiempo S.A., Tempora S.A. and Prodiscos S.A. to develop state-of-the-art multiplex theatres in Colombia. The joint venture conducts its business through Cinemark Colombia, S.A. which is owned 50.1% by Cinemark International, and the remaining 49.9% is collectively owned by Casa Editorial El Tiempo S.A., Tempora S.A. and Prodiscos S.A. As of March 21, 2001, Cinemark Colombia operates two theatres (16 screens) and plans to open one additional theatre (6 screens) during the remainder of 2001.

United Kingdom

    In September 1998, Cinemark International incorporated Cinemark Theatres U.K. Ltd., an English company, to develop state-of-the-art multiplex theatres in the United Kingdom. Cinemark Theatres U.K. Ltd. is a wholly-owned subsidiary of Cinemark International. As of March 21, 2001, Cinemark Theatres U.K. Ltd. has begun construction on one theatre (10 screens).

Taiwan

    In September 1998, Cinemark International entered into a joint venture agreement with Core Pacific Ltd. to develop state-of-the-art multiplex theatres in Taiwan, Republic of China. The joint venture conducts its business through Cinemark-Core Pacific Ltd. which is 50.1% owned by Cinemark International and 49.9% owned by Core Pacific Ltd. As of March 21, 2001, Cinemark-Core Pacific Ltd. has begun construction on one theatre (13 screens).

Canada

    The Company, through its wholly-owned subsidiary Cinemark Theatres Canada, operates one first run theatre (12 screens) in Vancouver, Canada.

COMPETITION

    The Company is one of the largest motion picture exhibitors in North America in terms of both revenues and the number of screens in operation. The Company competes against both local and national exhibitors, some of which may have substantially greater financial resources than the Company.

    In film zones where the Company has little or no direct competition (approximately 80% of the Company's first run U.S. theatres), the Company selects those pictures it believes will be most successful in its markets from among those offered to it by distributors. Where the Company faces competition, it usually licenses films based on an allocation process. The Company currently operates in approximately 140 first run film zones in the U.S. The Company believes no individual film zone is material to the Company. See "-- Operations -- Film Licensing." The Company believes the principal competitive factors with respect to film licensing include capacity and location of an exhibitor's theatre, theatre comfort, quality of projection and sound equipment, level of customer service and licensing terms. The competition for customers is dependent upon factors such as the availability of popular films, the location of theatres, the comfort and quality of theatres and ticket prices. The Company believes its admission prices at its first run and discount theatres are competitive with admission prices of respective competing theatres.

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

COMPETITIVE CONDITIONS FACING BUSINESS

    The multiplex building programs by many of the theatre companies during the last five years has been, according to many industry analysts, too aggressive. Most of the building programs were financed primarily with bank debt and debt issuances resulting in increased operating and financial leverage. As a result of high debt loads and the existence of underperforming theatres in their theatre asset portfolio, several of the Company's competitors filed for protection under Chapter 11 of the U.S. Bankruptcy Act during 2000 and the beginning of 2001. Some of these companies have used the bankruptcy actions to reject existing theatre leases which resulted in the closure of a number of underperforming theatres throughout the United States. The Company believes the potential closures may result in additional patronage at the Company's theatres as well as potential reductions in the number of competitive film zones in which the Company currently operates within the U.S.

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

EMPLOYEES

    As of March 21, 2001, the Company had approximately 8,000 employees in the U.S., approximately 10% of whom are full time employees and 90% of whom are part time employees. The Company is a party to collective bargaining agreements with eight unions of which approximately 14 employees are members. The Company's international operations typically utilize union labor. The Company considers its relations with its employees to be satisfactory.

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

(d) Financial Information About Geographic Areas

    The Company operates in a single industry as a motion picture exhibitor. The Company is a multinational corporation with consolidated operations in the United States, Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica and Colombia. See note 14 of the Company's Notes to Consolidated Financial Statements for information on the Company's revenues and long-lived assets in the United States and Canada, Mexico, Brazil and other foreign countries for the three years ended December 31, 1998, 1999 and 2000.

(e) Available Information

    The Company files reports, information statements and other information, including this Annual Report on Form 10-K, with the Securities and Exchange Commission (the "Commission"). Copies of such materials can be obtained by mail from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. Additionally, the Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

Item 2: Properties

    Of the 190 theatres (2,217 screens) operated by the Company in the U.S. and Canada at March 21, 2001, 31 theatres (472 screens) were owned and 159 theatres (1,745 screens) are leased pursuant to building leases. The Company's leases are generally entered into on a long term basis with terms (including options) generally ranging from 20 to 40 years. Approximately 6% of the Company's theatre leases in the U.S. and Canada (covering 60 screens) have remaining terms (including optional renewal periods) of less than five years and approximately 81% of the Company's theatre leases in the U.S. and Canada (covering 1,524 screens) have remaining optional terms (including optional renewal periods) of more than 15 years. Rent is typically calculated as a percentage of box office receipts or total theatre revenues, subject to an annual minimum. The Company leases an office building in Plano, Texas for its corporate office. See note 10 of the Company's Notes to Consolidated Financial Statements for information with respect to the Company's lease commitments.

    As of March 21, 2001, the Company operated 83 theatres (721 screens) outside of the U.S. and Canada, all of which are leased pursuant to ground or building leases. The leases generally provide for contingent rental based upon operating results (some of which are subject to an annual minimum). Generally, these leases will include renewal options for various periods at stipulated rates. The Company attempts to obtain lease terms that provide for build-to-suit construction obligations of the landlord. No foreign leases have remaining terms of less than five years, and approximately 90% of the Company's foreign leases (660 screens) have remaining terms (including optional renewal periods) of more than 15 years.

    The Company periodically reviews the profitability of each of its theatres, particularly those whose lease terms are about to expire, to determine whether to continue its operations. In 2000, the Company sold or closed (as a result of the expiration or settlement of the lease term) approximately 20 screens. The closings of these theatres did not have a material effect on the Company's financial position, results of operations and cash flows.


Item 3: Legal Proceedings

    El Paso Litigation

    On December 10, 1997, Jose G. Lara, E.J. Lozano, Alfredo Juarez, G. Tim Hervey, Earl L. Harbeck, Volar Center for Independent Living, Luis Enrique Chew, Desert Adapt and Myra Murillo (the "Lara Case") filed suit in the United States District Court, Western District of Texas, El Paso Division, against the Company alleging certain violations of the Americans with Disabilities Act of 1990 (the "ADA"). In August 1998, the district judge presiding over the case granted plaintiffs motion for summary judgment ruling that the Company's stadium theatre design is in violation of the ADA. The Company appealed this ruling to the Fifth Circuit Court of Appeals. In April 2000, the Fifth Circuit Court of Appeals reversed the ruling of the federal district judge and rendered judgment in favor of the Company holding that the Company's theatre subject to the Lara lawsuit complied with the ADA. As a result of the Lara decision by the Fifth Circuit Court of Appeals, similar cases filed in Austin, Houston, Beaumont and Mission, Texas have been dismissed with prejudice.

    DOJ Litigation

    In March 1999, the DOJ filed suit in the United States District Court, Northern District of Ohio, Eastern Division, against the Company alleging certain violations of the ADA relating to patrons using wheelchairs. The Company is vigorously defending this suit. Although the Company is unable to predict the outcome of this litigation, management believes the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows.

    Oregon Litigation

    On February 3, 2000, Barbara Cornilles, Edwin Cornilles, Dorothy Johnson, Damara Paris, Stephen Purvis, George Scheler, Susan Teague, and Jackie Woltring filed suit in The United States District Court for the District of Oregon against the Company, Regal Cinemas, Inc., Century Theatres, Inc., and Carmike Cinemas, Inc. alleging certain violations of the ADA relating to accessibility of movie theatres for deaf patrons. The Company has filed an answer denying the allegations. Although the Company is unable to predict the outcome of this litigation, management believes the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows.

    Unsolicited Facsimile Litigation

    Jerry Galow and Watson, Bishop, London & Galow, P.C., both individually and on behalf of all others similarly situated v. Cinemark USA, Inc. and American Blast Fax, Inc., Cause No. GN003299, in the 98th Judicial District Court of Travis County, Texas. On or about November 14, 2000, Plaintiffs Jerry Galow and Watson, Bishop, London & Galow, P.C. (the "plaintiffs") brought this alleged class action on behalf of themselves and purportedly on behalf of all others similarly situated. The plaintiffs are an individual and his law firm who allege that they were sent unsolicited facsimile advertisements on behalf of the Company in violation of federal and state law. The plaintiffs seek certification of the case as a class action and the right to recover on their own behalf and on behalf of the alleged class $500 per alleged violation, three times the damages available for knowing and/or willful violations of those statutes, or alternatively, punitive damages, and unspecified damages for the alleged negligence per se of the Company. The Company was successful in having this case moved to Collin County, Texas. The Company is vigorously defending this suit. Although the Company is unable to predict the outcome of this litigation, management believes the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows.

    From time to time, the Company is involved in other various legal proceedings arising from the ordinary course of its business operations, such as personal injury claims, employment matters and contractual disputes. The Company believes its potential liability with respect to proceedings currently pending is not material in the aggregate to the Company's financial position, results of operations and cash flows.

Item 4: Submission of Matters to a Vote of Security Holders

    There have not been any matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.


                                     PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

    There is no established public trading market for the Company's Common stock. As of March 21, 2001, there were 17 holders of record of the Company's Common stock. The Company has not paid dividends on its Common stock and does not expect to pay dividends on its Common stock in the foreseeable future. The Subordinated Notes Indentures and the Credit Facility contain restrictions on the Company's ability to pay dividends on its Common stock.

Item 6: Selected Financial Data

    The following tables set forth selected consolidated financial data for the Company for the periods and at the dates indicated for each of the five most recent fiscal years ended December 31, 2000. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements, including the notes thereto, included elsewhere in this report.

              SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA(1)




                                                                         Year Ended December 31,
                                                                         -----------------------
                                                         1996            1997          1998             1999           2000
                                                         ----            ----          ----             ----           ----
                                                         (In thousands, except theatres, per share, screen and ratio data)

STATEMENT OF OPERATIONS DATA
(CONSOLIDATED):
      Revenues                                       $ 341,731       $ 434,598       $ 571,219       $ 712,604       $ 786,264
      Theatre operating costs                          262,138         322,462         433,259         553,482         613,007
      General and administrative expenses               23,486          27,598          32,947          34,833          39,013
      Depreciation and  amortization                    19,417          25,373          37,197          53,269          66,111
      Asset impairment loss                              2,382           2,214           9,950           3,720           3,872
      (Gain) loss on sale of assets                    (10,998)           (189)         (2,266)          2,420             912
      Operating income                                  45,306          57,140          60,131          64,881          63,348
      Interest expense(2)                               20,376          33,487          43,014          59,867          74,037
      Income (loss) before extraordinary
        items and cumulative effect of an
        accounting change                               14,616          15,019          11,009           4,004         (10,423)
      Net income (loss)(3)                               5,230          14,705          11,009           1,035         (10,423)
      Diluted earnings (loss) per share:
        Before extraordinary items and
          cumulative effect of an accounting
          change                                         79.93           80.45           59.01           20.88          (58.30)
        Net income (loss)                                28.60           78.77           59.01            5.40          (58.30)
      Shares outstanding                                   180             178             178             178             179

OTHER FINANCIAL DATA (CONSOLIDATED):
      Cash flow from (used for)
        Operations                                   $  58,754       $  61,577       $  66,570       $  97,365       $  62,681
        Investing activities                          (177,423)       (229,302)       (248,543)       (228,484)        (91,665)
        Financing activities                           119,690         185,424         175,907         115,104          40,174
      Theatre level cash flow(4)                        79,593         112,136         137,960         159,122         173,256
      EBITDA(5)                                         61,186          87,313         107,457         128,233         141,978
      Ratio of earnings to fixed
      charges(6)                                         1.65x           1.49x           1.38x           1.06x           0.86x
OPERATING DATA:
      United States and Canada
        Theatres operated (at period end)(7)               158             155             173             185             190
        Screens operated (at period end)(7)              1,339           1,437           1,813           2,102           2,217
        Total attendance                                63,774          74,592          85,693          90,996          92,425
      International
        Theatres operated (at period end)(8)                11              18              38              69              80
        Screens operated (at period end)(8)                114             187             367             606             695
        Total attendance                                 8,675          11,668          20,875          39,938          46,152

BALANCE SHEET DATA (CONSOLIDATED):
      Cash and temporary cash investments            $  14,383       $  32,120       $  25,646       $   8,872       $  19,840
      Theatre properties and equipment-net             377,421         548,942         749,692         933,959         950,135
      Total assets                                     432,905         661,597         882,673       1,041,861       1,060,576
      Total long-term debt, including
       current portion                                 297,206         463,501         631,649         778,413         810,323
      Shareholders' equity                              57,363          69,982          75,800          63,851          48,910

----------

(1) Certain reclassifications have been made to December 31, 1996, 1997, 1998 and 1999 amounts to conform with the 2000 presentation.

(2) Includes amortization of debt issue cost and debt discount and excludes capitalized interest of $3.9 million, $2.2 million, $4.4 million, $4.3 million and $0.6 million in 1996, 1997, 1998, 1999 and 2000, respectively.

(3) In 1996, an extraordinary loss of $9.0 million (net of related tax benefit) was recognized in connection with the premium paid and the write-off of the unamortized debt issue costs associated with the Senior Notes repurchased. In 1997, an extraordinary loss on early extinguishment of debt of $0.3 million (net of tax benefit) was recorded. In 1999, a cumulative effect of a change in accounting principle charge of $3.0 million (net of related tax benefit) was recorded in connection with the Company's adoption of Statement of Position (SOP) 98-5 requiring start-up activities and organization costs to be expensed as incurred.

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

(5) Represents net income (loss) before depreciation and amortization, asset impairment loss, (gain) loss on sale of assets, interest expense, amortization of debt issue cost and debt discount, interest income, foreign currency exchange gain (loss), equity in income (loss) of affiliates, minority interests in (income) loss of subsidiaries, income taxes, extraordinary items and cumulative effect of a change in accounting principle, changes in deferred lease expense and accrued and unpaid compensation expense relating to any stock option plans. EBITDA is a financial measure commonly used in the Company's industry and should not be construed as an alternative to cash flows from operating activities (as determined in accordance with GAAP), as an indicator of operating performance or as a measure of liquidity. Other definitions of EBITDA may not be comparable with this calculation.

(6)     For the purpose of calculating the ratio of earnings to fixed charges,
        (i) earnings consist of income (loss) before income taxes, extraordinary items and cumulative effect of a change in accounting principle plus fixed charges excluding capitalized interest and (ii) fixed charges consist of interest expense, capitalized interest, amortization of debt issue and debt discount and the portion of rental expense which is deemed to be representative of the interest factor.

(7) The data as of period end 1996, 1997, 1998, 1999 and 2000 excludes certain theatres operated by the Company in the United States and Canada pursuant to management agreements that are not part of the Company's consolidated operations.

(8) The data as of period end 1996, 1997 and 1998 excludes certain theatres operated internationally through affiliates of the Company that are not part of the Company's consolidated operations.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

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

    The results of operations of acquired theatres are included in the Company's Consolidated Financial Statements from their date of acquisition. Fiscal years ended December 31, 1998, 1999 and 2000 are not directly comparable due to the effects of new theatre openings, acquired theatres and the impact of the debt service associated with certain financings undertaken. Theatre closings have had no significant effect on the operations of the Company.

RESULTS OF OPERATIONS

    Set forth below is a summary of operating revenues and expenses, certain income statement items expressed as a percentage of revenues, average screen count and revenues per average screen count for the three most recent fiscal years ended December 31.



                                                                1998              1999             2000
                                                             ----------        ----------       ----------
OPERATING DATA (in millions):
Revenues
  Admissions                                                 $    363.2        $    459.3       $    511.3
  Concessions                                                     192.1             221.1            235.7
  Other                                                            15.9              32.2             39.3
                                                             ----------        ----------       ----------
     Total revenues                                          $    571.2        $    712.6       $    786.3
                                                             ==========        ==========       ==========

Cost of operations
  Film rentals and advertising                               $    197.2        $    246.4       $    271.0
  Concession supplies                                              30.4              38.2             42.0
  Salaries and wages                                               69.4              82.9             86.7
  Facility leases                                                  61.3              89.8            108.5
  Utilities and other                                              75.0              96.2            104.8
                                                             ----------        ----------       ----------
     Total cost of operations                                $    433.3        $    553.5       $    613.0
                                                             ==========        ==========       ==========

OPERATING DATA AS A PERCENTAGE OF TOTAL REVENUES(1):
Revenues
  Admissions
  Concessions                                                      63.6%             64.5%            65.0%
  Other                                                            33.6              31.0             30.0
     Total revenues                                                 2.8               4.5              5.0
                                                             ----------        ----------       ----------
                                                                  100.0             100.0            100.0

Cost of operations
  Film rentals and advertising(1)                                  54.3              53.6             53.0
  Concession supplies(1)                                           15.8              17.3             17.8
  Salaries and wages                                               12.1              11.6             11.0
  Facility leases                                                  10.7              12.6             13.8
  Utilities and other                                              13.1              13.5             13.3


Total cost of operations                                           75.8              77.7             77.9
General and administrative expenses                                 5.8               4.9              5.0
Depreciation and amortization                                       6.5               7.5              8.4
Asset impairment loss                                               1.7               0.5              0.5
(Gain) loss on sale of assets                                      (0.4)              0.3              0.1
Operating income                                                   10.5               9.1              8.1
Interest expense(2)                                                 7.5               8.4              9.4
Net income (loss) before cumulative effect of an
  accounting change                                                 3.9               0.6             (1.3)
Net income (loss)                                                   1.9               0.1             (1.3)



                                                                         Year Ended December 31,
                                                             ---------------------------------------------
                                                                1998              1999             2000
                                                             ----------        ----------       ----------
Average screen count (month end average)                          1,879             2,452            2,813
                                                             ==========        ==========       ==========
Revenues per average screen count                            $  303,991        $  290,612       $  279,541
                                                             ==========        ==========       ==========

----------

(1) All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues, and concession supplies, which are expressed as a percentage of concessions revenues.

(2) Includes amortization of debt issue cost and debt discount and excludes capitalized interest of $4.4 million, $4.3 million and $0.6 million in 1998, 1999 and 2000, respectively.


  COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

    Revenues. Revenues in 2000 increased to $786.3 million from $712.6 million, a 10.3% increase. The increase in revenues is primarily attributable to a 5.8% increase in attendance as the result of the first full year of operations of 528 screens opened in 1999 and the net addition of 204 screens in 2000. Revenues were also positively impacted by an increase in admission and concession revenues per patron of 3.7% and an increase in other revenues (primarily screen advertising) of 22.0%. Revenues per average screen decreased 3.8% to $279,541 for 2000 from $290,612 for 1999.

    Cost of Operations. Cost of operations, as a percentage of revenues, increased to 77.9% in 2000 from 77.7% in 1999. The increase as a percentage of revenues resulted from an increase in concession supplies as a percentage of concession revenues to 17.8% in 2000 from 17.3% in 1999 primarily as a result of the greater number of international theatres in operation and an increase in facility lease expense as a percentage of revenues to 13.8% in 2000 from 12.6% in 1999. These increases were partially offset by a decrease in film rentals and advertising expense as a percentage of admission revenues to 53.0% in 2000 from 53.6% in 1999, a decrease in salaries and wages as a percentage of revenues to 11.0% in 2000 from 11.6% in 1999 and a decrease in utilities and other expense as a percentage of revenues to 13.3% in 2000 from 13.5% in 1999.

    General and Administrative Expenses. General and administrative expenses, as a percentage of revenues, increased to 5.0% in 2000 from 4.9% in 1999. The absolute level of general and administrative expenses increased to $39.0 million for 2000 from $34.8 million for 1999. The increase in general and administrative expenses is attributed to costs (primarily salaries and wages) associated with the Company's foreign expansion program and the additional rent expense associated with the Company's corporate office which was sold and leased back in December 1999.

    Depreciation and Amortization. Depreciation and amortization increased $12.8 million in 2000 to $66.1 million from $53.3 million in 1999, an increase of 24.0%. The increase is primarily a result of the net addition of $85.7 million in theatre property and equipment during 2000, a 7.7% increase over 1999. The difference in the percentage increase in depreciation and amortization compared to the increase in theatre property and equipment is a result of the timing of when the additions were placed in service during the period.

    Asset Impairment Loss. The Company recorded asset impairment charges of $3.9 million in 2000 and $3.7 million in 1999 pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS 121"). In accordance with SFAS 121, the Company wrote down the assets of certain theatres to their fair value.

    (Gain) Loss on Sale of Assets. The Company recorded a loss on sale of assets of $0.9 million in 2000 and $2.4 million in 1999.

    Interest Expense. Interest costs incurred, including amortization of debt issue cost and debt discount, increased 16.4% to $74.7 million (including the capitalization of $0.6 million of interest to properties under construction) from $64.2 million in 1999 (including the capitalization of $4.3 million of interest to properties under construction). The increase in interest costs incurred during 2000 was due principally to an increase in average debt outstanding resulting from borrowings under the Company's Credit Facility and increased interest rates on the Company's variable rate debt facilities.

     Income Taxes. Income tax expense of $0.3 million was recorded in 2000 as compared to income tax expense of $3.7 million in 1999. The Company's effective tax rate for 2000 was (2.5%) as compared to 48.1% in 1999.

    Net Income (Loss) Before Cumulative Effect of an Accounting Change. Net income (loss) before cumulative effect of an accounting change was $(10.4) million for 2000 and $4.0 million for 1999. The decrease is primarily related to the increase in interest expense and depreciation and amortization expense in 2000 in comparison with 1999 partially offset by the reduction of income taxes in 2000 in comparison with 1999.


  COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

         Revenues. Revenues in 1999 increased to $712.6 million from $571.2 million, a 24.8% increase. The increase in revenues is primarily attributable to a 18.4% increase in attendance as the result of the first full year of operations of 585 screens opened in 1998 and the net addition of 528 screens in 1999. Revenues were also positively impacted by an increase in admission and concession revenues per patron of 3.5% and an increase in other revenues (primarily screen advertising). Revenues per average screen decreased 4.4% to $290,612 for 1999 from $303,991 for 1998.

         Cost of Operations. Cost of operations, as a percentage of revenues, increased to 77.7% in 1999 from 75.8% in 1998. The increase as a percentage of revenues resulted from an increase in concession supplies as a percentage of concession revenues to 17.3% in 1999 from 15.8% in 1998 as a result of the greater number of international theatres in operation, an increase in facility lease expense as a percentage of revenues to 12.6% in 1999 from 10.7% in 1998 and an increase in utilities and other expense as a percentage of revenues to 13.5% in 1999 from 13.1% in 1998. These increases were partially offset by a decrease in film rentals and advertising expense as a percentage of admission revenues to 53.6% in 1999 from 54.3% in 1998 and a decrease in salaries and wages expense as a percentage of revenues to 11.6% in 1999 from 12.1% in 1998.

         General and Administrative Expenses. General and administrative expenses, as a percentage of revenues, decreased to 4.9% in 1999 from 5.8% in 1998. The decrease is primarily attributable to the 24.8% increase in revenues resulting from screen additions, increases in admissions and concessions per patron and increased other revenues (primarily screen advertising). The absolute level of general and administrative expenses increased to $34.8 million for 1999 from $32.9 million for 1998. The increase in general and administrative expenses is attributed to costs (primarily salaries and wages) associated with the Company's foreign expansion programs.

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

         Asset Impairment Loss. The Company recorded asset impairment charges of $3.7 million in 1999 and $9.9 million in 1998 pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS 121"). In accordance with SFAS 121, the Company wrote down the assets of certain theatres to their fair value.

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

         Income Taxes. Income taxes decreased to $3.7 million in 1999 compared to $11.5 million in 1998. The Company's effective tax rate for 1999 decreased to 48.1% from 51.0% in 1998. The effective rates reflect a reduction in overall foreign losses which are fully reserved and a reduction in other permanent differences, primarily goodwill.

         Net Income (Loss) Before Cumulative Effect of an Accounting Change. Net income (loss) before cumulative effect of an accounting change was $4.0 million for 1999 and $11.0 million for 1998. The decrease is primarily related to the increase in interest expense and depreciation and amortization expense in 1999 in comparison with 1998 partially offset by the reduction in income taxes in 1999 in comparison with 1998.


INFLATION AND FOREIGN CURRENCY

         The vast majority of the equipment and certain operating supplies and construction interior finish items that the Company's international subsidiaries use in their operations are imported from the U.S, whereas, principally all the revenues and operating expenses of the Company's international subsidiaries are transacted in the country's local currency.

         Currency fluctuations result in the Company's reporting exchange gains or losses or cumulative foreign currency translation adjustments relating to its international subsidiaries depending on the inflationary environment of the country in which the Company operates. Generally accepted accounting principles require that the U.S. dollar be used as the functional currency for the Company's subsidiaries that operate in highly inflationary economies.

         In 1998, the Company was required to utilize the U.S. dollar as the functional currency of Cinemark de Mexico, S.A. de C.V. for U.S. reporting purposes in place of the peso due to the highly inflationary economy of Mexico. Accordingly, devaluations in the peso during 1998 that affected the Company's investment were charged to exchange gain (loss) rather than to the accumulated other comprehensive loss account as a reduction of shareholders' equity. An exchange gain of $567,206 was recognized in 1998 and is included in other income (expense). In 1999, the economy of Mexico reverted back to a non-highly inflationary status in which the peso again became the functional currency of Cinemark de Mexico, S.A. de C.V. resulting in certain assets, liabilities and equity accounts being restated at the current exchange rate. Accordingly, changes in the peso have been recorded in the accumulated other comprehensive loss account as a reduction of shareholders' equity during 1999 and 2000.

         In 1998, the economy of Brazil reverted back to non-highly inflationary status and the functional currency of Cinemark Brasil, S.A. changed from the U.S. dollar to the Real. Accordingly, assets and liabilities of Cinemark Brasil, S.A. are translated to U.S. dollars at year-end exchange rates (consistent with all other non-highly inflationary consolidated foreign subsidiaries). Income and expense items are translated at the average rates prevailing during the year. As a result of the devaluation of the Real during 1998, 1999 and 2000, the Company recorded a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account resulting in a reduction of shareholder's equity of $4.4 million, $11.0 million and $2.3 million in 1998, 1999 and 2000, respectively.

         In 1998, 1999 and a portion of 2000, the Company was required to utilize the U.S. dollar as the functional currency of Cinemark del Ecuador, S.A. for U.S. reporting purposes in place of the sucre due to the highly inflationary economy of Ecuador. Thus, devaluations in the sucre during 1998, 1999 and a portion of 2000 that affected the Company's investment were charged to exchange gain (loss) rather than to the accumulated other comprehensive loss account as a reduction of shareholders' equity. An exchange gain of $223,028, $74,078 and $32,300 was recognized in 1998, 1999 and 2000 respectively, and is included in other income (expense). In September 2000, the country of Ecuador officially switched to the U.S. dollar as the functional currency, effectively eliminating any exchange gain (loss) in the sucre on a going forward basis.

         In 2000, the remaining countries where the Company operates were not deemed highly inflationary. Thus, any fluctuation in the currency results in the Company recording a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account. At December 31, 2000, the Company's Argentine and Ecuadorian subsidiaries were utilizing the U.S. dollar as their local functional currency.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's revenues are collected in cash, primarily through box office receipts and the sale of concession items. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" and, as a result, historically has not required traditional working capital financing. Primarily due to the lack of significant inventory and accounts receivable, the Company has typically operated with a negative working capital position for its ongoing theatre operations. The major film distributors generally release during the summer and holiday seasons those films which they anticipate will be the most successful. Consequently, the Company typically generates higher revenues during such periods. The Company's cash flow from operations amounted to $62.7 million, $97.4 million and $66.6 million in 2000, 1999 and 1998, respectively.

         The Company's theatres are typically equipped with modern projection and sound equipment, with approximately 88% of the screens operated by the Company having been built since 1990. The Company's investing activities have been principally in connection with new theatre openings and acquisitions of existing theatres and theatre circuits and have amounted to $91.7 million, $228.5 million and $248.5 million in 2000, 1999 and 1998, respectively. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under the Company's Credit Facility. Cash flow from financing activities amounted to $40.2 million, $115.1 million and $175.9 million in 2000, 1999 and 1998, respectively.

         During 2000, the Company opened eight theatres (131 screens) and sold or closed approximately 20 screens in the U.S. The Company currently estimates that its capital expenditures for the development of these 41 screens in the U.S. will be approximately $15 million. Actual expenditures for continued theatre development and acquisitions during 2001 and thereafter are subject to change based upon the availability of attractive opportunities for expansion of the Company's theatre circuit. Additionally, the Company and/or its affiliates may from time to time, subject to compliance with its debt instruments, purchase on the open market the Company's debt securities depending upon the availability and prices of such securities. The Company plans to fund capital expenditures for its continued development from cash flow from operations, borrowings under the Credit Facility, proceeds from sale leaseback transactions and/or sales of excess real estate. At the end of 2000, the Company owned approximately $270 million of real estate and improvements resulting from the development of multiplex facilities over the last several years.

         In August 1996, the Company issued $200 million principal amount of 9-5/8% Series A Senior Subordinated Notes (the "Series A Notes") to qualified institutional buyers in reliance on Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"). The Series A Notes were issued at 99.553% of the principal face amount (a discount of $4.47 per $1,000 principal amount). The net proceeds to the Company from the issuance of the Series A Notes (net of discount, fees and expenses) were approximately $193.2 million. In November 1996, the Company completed an offer to exchange $200 million principal amount of 9-5/8% Series B Senior Subordinated Notes (the "Series B Notes") due 2008 which were registered under the Securities Act for a like principal amount of the Series A Notes. Interest on the Series B Notes is payable semi-annually on February 1 and August 1 of each year.

         In June 1997, the Company issued $75 million principal amount of 9-5/8% Series C Senior Subordinated Notes (the "Series C Notes") to qualified institutional buyers in reliance on Rule 144A of the Securities Act. The

Series C Notes were issued at 103% of the principal face amount. The net proceeds to the Company from the issuance of the Series C Notes (net of discount, fees and expenses) were approximately $77.1 million. In October 1997, the Company completed an offer to exchange $75 million principal amount of 9-5/8% Series D Senior Subordinated Notes (the "Series D Notes") due 2008 which were registered under the Securities Act for a like principal amount of the Series C Notes. Interest on the Series D Notes is payable semi-annually on February 1 and August 1 of each year.

         In January 1998, the Company issued $105 million principal amount of 8-1/2% Series A Senior Subordinated Notes (the "Series A Notes") to qualified institutional buyers in reliance on Rule 144A of the Securities Act. The Series A Notes were issued at 99.0% of the principal face amount. The net proceeds to the Company from the issuance of the Series A Notes (net of discount fees and expenses) were approximately $103.8 million. In March 1998, the Company completed an offer to exchange $105 million principal amount of 8-1/2% Series B Senior Subordinated Notes (the "Series B Notes") due 2008 which were registered under the Securities Act for a like principal amount of the Series A Notes. Interest on the Series B Notes is payable semi-annually on February 1 and August 1 of each year.

         In February 1998, the Company replaced its existing credit facility with a reducing, revolving credit agreement ("Credit Facility") through a group of banks for which Bank of America National Trust and Savings Association acts as Administrative Agent. The Credit Facility provides for loans to the Company of up to $350 million in the aggregate. The Credit Facility is a reducing, revolving credit facility; with commitments automatically reduced each calendar quarter by 2.5%, 3.75%, 5.0%, 6.25% and 6.25% of the aggregate $350 million in calendar year 2001, 2002, 2003, 2004 and 2005, respectively. The Company is required to prepay all loans outstanding in excess of the aggregate commitment as reduced pursuant to the terms of the Credit Facility. Borrowings under the Credit Facility are secured by a pledge of a majority of the issued and outstanding Capital stock of the Company. Pursuant to the terms of the Credit Facility, funds borrowed currently bear interest at a rate per annum equal to the Offshore Rate (as defined in the Credit Facility) or the Base Rate (as defined in the Credit Facility, as the case may be), plus the Applicable Margin (as defined in the Credit Facility). As of March 21, 2001, the Company had borrowed $293 million under the Credit Facility with the average interest rate on such borrowings being 8.0% per annum.

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

         In December 1999, the Company completed a third sale leaseback transaction (the "Third Sale Leaseback") pursuant to which the Company sold the land, building and site improvements of its corporate office property to a special purpose entity for an aggregate purchase price equal to approximately $20.3 million. Simultaneously with the sale, the Company entered into an operating lease for approximately 60% of the property for a base term equal to 10 years at a fixed monthly rental payment of $114,000 or $1.4 million annually for the first seven years and a fixed monthly rental payment of $123,000 or $1.5 million annually for the final three years.

         In December 2000, Cinema Properties, Inc., a wholly-owned Unrestricted Subsidiary (as those terms are defined in the Credit Facility and the Senior Subordinated Note Indentures), completed a $77 million loan transaction with Lehman Brothers Bank, FSB (the "Cinema Properties Facility"). The Cinema Properties Facility is a term loan with a December 31, 2003 maturity date. Cinema Properties, Inc. has the ability to extend the maturity date two times for one year each. At the lender's discretion, Cinema Properties, Inc. may be required to make principal payments of $1.5 million in the third and fourth quarters of 2002 with the remaining principal outstanding throughout 2003. Pursuant to the terms of the Cinema Properties Facility, funds borrowed bear interest at a rate per annum equal to LIBOR (as defined in the Cinema Properties Facility) plus the applicable margin. Borrowings are secured by, among other things, a mortgage placed on six of Cinema Properties, Inc.'s theatres and certain equipment leases. Cinema Properties, Inc. has a separate legal existence, separate assets, separate creditors and separate financial statements. The assets of Cinema Properties, Inc. are not available to satisfy the debts of any of the other entities included in these consolidated financial statements. The Cinema Properties Facility also requires Cinema Properties, Inc. to comply with an interest coverage ratio requirement. Cinema Properties, Inc. purchased from Lehman Brothers Derivative Products Inc. an Interest Rate Cap Agreement with a notional amount equal to $77 million with a five year term and a strike rate equal to three month LIBOR as of the date of closing. Three month LIBOR as of the date of closing was 6.58%. The net proceeds from the loan (net of fees and expenses) were $70.9 million. The proceeds were distributed to the Company, and the Company used such funds to complete the Company's domestic construction program for 2000 and to reduce outstanding debt under the Company's existing Credit Facility. As of March 21, 2001, Cinema Properties has outstanding $77 million under the Cinema Properties Facility, and the average interest rate on such borrowing was 10.8% per annum.

         In 1992, the Company formed Cinemark International to develop and acquire theatres in international markets. As of March 21, 2001, Cinemark International, through its affiliates, operated 83 theatres (721 screens) principally in Latin America. The following table summarizes the Company's and Cinemark International's holdings in each international market, the number of theatres and screens in such market as of March 21, 2001 and the number of theatres and screens scheduled to open the remainder of 2001.


                                                                                     Planned openings
                      Year of                              Operating                   through 2001
Country              Formation      Ownership%          Theatres/Screens             Theatres/Screens
-------              ---------      ----------      -------------------------     -----------------------
Mexico(1)               1992            95%         24 theatres (228 screens)     2 theatres (28 screens)
Chile                   1992            98%         12 theatres (88 screens)        (5 screen expansion)
Argentina(2)            1995           100%          9 theatres (79 screens)
Brazil                  1996            60%         25 theatres (228 screens)     4 theatres (37 screens)
Ecuador                 1996            60%          2 theatres (16 screens)
Peru(3)                 1996           100%          2 theatres (21 screens)
Central America         1997            50%          7 theatres (45 screens)
Colombia                1998            51%          2 theatres (16 screens)      1 theatre (6 screens)
United Kingdom          1998           100%                    N/A                         N/A
Taiwan                  1998            51%                    N/A                         N/A
Germany                 1999           100%                    N/A                         N/A

    Total                                           83 theatres (721 screens)     7 theatres (76 screens)

1) The Company's interests in all of the companies located in Mexico have been designated as a Restricted Subsidiary (as such term is defined in the Company's debt agreements).

(2) In 1999, Cinemark International assigned all of its interests in all of the companies located in Argentina to a subsidiary of the Company. The Company has designated these operating companies Restricted Subsidiaries (as such term is defined in the Company's debt agreements).

(3) In 1999, Cinemark International assigned its interests in Peru to the Company. The Company has designated this operating company as a Restricted Subsidiary (as such term is defined in the Company's debt agreements).

         The Company, through Cinemark International and its affiliates, plans to invest up to an additional $50 million in international ventures over the next three years. The Company anticipates that investments in excess of Cinemark International's available cash will be funded by the Company or by debt or equity financing to be provided by third parties directly to Cinemark International or its subsidiaries.

         In August 1998, the Company formed Cinemark Investments Corporation for the purpose of financing a portion of its Brazilian operations by investing in foreign fixed rate notes issued by Cinemark Brasil S.A., an indirect Brazilian subsidiary of the Company. In September 1998, Cinemark Investments Corporation executed a credit agreement with Bank of America that provides Cinemark Investments Corporation up to $20 million in the aggregate under a revolving line of credit facility (the "Cinemark Investments Credit Agreement") due September 2001. The Cinemark Investments Credit Agreement is secured by an assignment of certain fixed rate notes issued by Cinemark Brasil, S.A. to Cinemark Investments Corporation and an unconditional guaranty by the Company. Pursuant to the terms of the Cinemark Investments Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate or the Base Rate (both as defined in the Cinemark Investments Credit Agreement) as the case may be. As of March 21, 2001, Cinemark Investments Corporation had borrowed $20 million under the Cinemark Investments Credit Agreement, the proceeds of which were used to purchase fixed rate notes issued by Cinemark Brasil, S.A. bearing interest at 13.25%. The effective interest rate on the Cinemark Investment Corporation borrowings as of March 21, 2001 is 7.7% per annum.

         In September 1998, Cinemark International incorporated Cinemark Theatres U.K. Ltd., an English company, to develop state-of-the-art multiplex theatres in the United Kingdom. Cinemark Theatres U.K. Ltd. is a wholly-owned subsidiary of Cinemark International. Cinemark Theatres U.K. Ltd. has begun construction on 1 theatre (10 screens) in 2001.

         In September 1998, Cinemark International entered into a joint venture agreement with Core Pacific Ltd. to develop state-of-the-art multiplex theatres in Taiwan, Republic of China. The joint venture will conduct its business through Cinemark-Core Pacific Ltd. which is 50.5% owned by Cinemark International and 49.5% owned by Core Pacific Ltd. Cinemark-Core Pacific Ltd. has begun construction on one theatre (10 screens) in 2001.

         In November 1998, Cinemark Mexico executed a credit agreement with Bank of America National Trust and Savings Association (the "Cinemark Mexico Credit Agreement"). The Cinemark Mexico Credit Agreement is a revolving credit facility and provides for a loan to Cinemark Mexico of up to $30 million in the aggregate. The Cinemark Mexico Credit Agreement is secured by a pledge of 65% of the stock of Cinemark de Mexico S.A. de C.V. and an unconditional guaranty by the Company. Pursuant to the terms of the Cinemark Mexico Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate (as defined in the Cinemark Mexico Credit Agreement) or the Base Rate (as defined in the Cinemark Mexico Credit Agreement), as the case may be, plus the Applicable Margin (as defined in the Cinemark Mexico Credit Agreement). Cinemark Mexico borrowed $30 million under the Cinemark Mexico Credit Agreement, the proceeds of which were used to repay an intercompany loan of Cinemark Mexico from Cinemark International. Cinemark International used the proceeds of such repayment to repay all outstanding indebtedness under its then existing credit facility with Bank of America National Trust and Savings. In September 2000, Cinemark Mexico and the banks party to the Cinemark Mexico Credit Agreement executed an amendment which among other things extended the maturity date of the Cinemark Mexico Credit Agreement and increased the rate of interest paid on borrowings thereunder. Pursuant to the amendment, Cinemark Mexico is to make principal payments of $500,000 in the third and fourth quarters of 2001, $1,500,000 per quarter in 2002 and the remaining principal outstanding in January 2003. As of March 21, 2001, Cinemark Mexico has outstanding $30 million under the Cinemark Mexico Credit Agreement. The effective interest rate on such borrowings as of March 21, 2001 is 8.4% per annum.

         In December 1998, Cinemark International entered into a joint venture agreement with Casa Editorial El Tiempo S.A., Tempora S.A. and Prodiscos S.A. to develop state-of-the-art multiplex theatres in Colombia. The joint venture will conduct its business through Cinemark Colombia, S.A. which is owned 50.1% by Cinemark International, and the remaining 49.9% is collectively owned by Casa Editorial El Tiempo S.A., Tempora S.A. and Prodiscos S.A. Cinemark Colombia, S.A. currently operates two theatres (16 screens) and plans to open one additional theatre (six screens) in 2001.

         In September 1999, Cinemark International, through its wholly-owned subsidiary Cinemark Germany GmbH, executed a lease agreement for a movie theatre in Herne, Germany. The landlord for the project in Herne, Germany has initiated insolvency proceedings in Berlin. The Company has filed claims against the landlord and the bankruptcy estate in the bankruptcy proceedings. The Company is unable to predict the outcome of these proceedings.

         In September 1999, Cinemark International acquired all of the shares of its Argentine joint venture partner, Prodecine S.A., which held the remaining 50% of the shares of Cinemark Argentina, S.A. Cinemark International paid $2.8 million in cash and delivered the following promissory notes bearing interest at the rate of 10% per annum: (a) totaling US$2.5 million due January 2000, (b) totaling US$2.5 million due April 2000, (c) totaling A$2.5 million pesos due July 2000, (c) totaling A$3.5 million pesos due October 2000. The 100% interests in Prodecine S.A., Cinemark Investments Argentina, S.A. and Cinemark Argentina, S.A. held by Cinemark International were transferred to one of the Company's subsidiaries in December 1999. At December 31, 2000, all four notes and related accrued interest have been paid.

         In December 1999, the shareholders of Cinemark Brasil, S.A. agreed to increase the capital of Cinemark Brasil, S.A. in the aggregate amount of US$9,000,000. Cinemark International, through Cinemark Empreendimentos e Participacoes, Ltda., funded US$2,686,000 in December 1999 and an additional US$3,283,500 in April 2000. The remaining amounts were funded by the other shareholders. The proceeds of the additional capital contribution were used for the continued expansion of Cinemark Brasil, S.A.

Year 2000 Compliance

         The Company recognized that the arrival of the Year 2000 posed a unique worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000, and like other companies, spent a considerable amount of time prior to that date updating its computer applications and business processes to ensure their continued functionality in the Year 2000 and beyond.

         Prior to January 1, 2000, the necessary modifications to the day-to-day operating and reporting systems for all theatres in the U.S. and various international corporate offices were successfully completed to ensure compliance in the year 2000 and beyond.

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

         Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", is effective for the Company as of January 1, 2001. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. Adoption of SFAS 133 did not have, and is not expected to have, a significant impact on the financial position or results of operations of the Company.

Other Issues

         The Company intends that this report be governed by the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 (the "PSLR Act") with respect to statements that may be deemed to be forward-looking statements under the PSLR Act. Such forward-looking statements may include, but are not limited to, the Company and any of its subsidiaries' long-term theatre strategy. Actual results could differ materially from those indicated by such forward-looking statements due to a number of factors. The Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.


Item 7A: Quantitative and Qualitative Disclosures About Market Risk

         The Company has limited exposure to financial market risks, including changes in interest rates and other relevant market prices. The Company does not have any derivative financial instruments in place as of December 31, 2000 that would have a material effect on the Company's financial position, results of operations and cash flows.

         An increase or decrease in interest rates would affect interest costs relating to the Company's variable rate credit facilities. The Company and/or its subsidiaries are currently parties to such variable rate credit facilities. At December 31, 2000, there was an aggregate of approximately $430 million of variable rate debt outstanding under these facilities. These facilities represent approximately 53% of the Company's outstanding long-term debt. Changes in interest rate do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

         The table below provides information about the Company's fixed rate and variable rate long-term debt agreements:


                                  1999              1999              2000              2000
(in millions)                Carrying Amount   Fair Market Value  Carrying Amount   Fair Market Value
                             ---------------   -----------------  ---------------   -----------------
Long-term debt:
   Fixed Rate                     $392              $439              $380              $404

   Variable Rate                  $386              $394              $430              $435
                                  ----              ----              ----              ----

                                  $778              $833              $810              $839
                                  ====              ====              ====              ====


         The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of its international operations. See Item 7
- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Inflation and Foreign Currency," which information is incorporated herein by reference.

         In December 2000, Cinema Properties, Inc., a wholly-owned subsidiary of the Company, entered into the Cinema Properties Facility. Pursuant to the terms of the Cinema Properties Facility, funds borrowed bear interest at a rate per annum equal to LIBOR (as defined in the Cinema Properties Facility) plus the applicable margin. As part of the Cinema Properties Facility, in order to hedge against future changes in interest rates, Cinema Properties, Inc. purchased from Lehman Brothers Derivative Products Inc. an Interest Rate Cap Agreement with a notional amount equal to $77 million with a five year term and a strike rate equal to three month LIBOR as of the date of closing. The three month LIBOR as of the date of closing was 6.58%. The fair value of the interest rate cap approximates the carrying value of approximately $1.7 million at December 31, 2000.

Item 8:  Financial Statements and Supplementary Data

         The financial statements and supplementary data are listed on the Index at F-1. Such financial statements and supplementary data are included herein beginning on page F-3.


Item 9:  Changes in and Disagreements on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10:  Directors and Executive Officers of the Registrant

         The Directors and executive officers of the Company are:


     NAME                          AGE                   POSITION
     ----                          ---                   --------
Lee Roy Mitchell*                  64     Chairman of the Board; Chief Executive Officer; Director
Tandy Mitchell                     50     Vice Chairman of the Board; Executive Vice President;
                                          Secretary; Director
Alan W. Stock+                     40     President; Chief Operating Officer; Director
Robert D. Copple                   42     Senior Vice President; Treasurer; Chief Financial Officer; Assistant
                                          Secretary
Robert F. Carmony                  43     Senior Vice President-Director of Operations
Margaret E. Richards               42     Vice President-Real Estate; Assistant Secretary
John Lundin                        51     Vice President-Film Licensing
Walter Hebert                      55     Vice President-Purchasing
Don Harton                         43     Vice President-Construction
Randy Hester                       48     Vice President-Marketing
Philip Wood                        37     Vice President-Information Systems
Michael Cavalier                   34     Vice President-General Counsel
W. Bryce Anderson*+                58     Director
Heriberto Guerra, Jr.+             51     Director
James A. Stern                     50     Director
James L.  Singleton+               45     Director
Denny Rydberg                      56     Director

----------

* Member Audit Committee
+ Member Compensation Committee

     The Shareholders' Agreement (as defined herein) contains a voting agreement pursuant to which Mr. Mitchell agreed to vote his share of Common stock of the Company to elect designees of Cypress Advisors L.P. ("CALP") to the Board of Directors of the Company. As of March 21, 2001, CALP had the right to designate two board members. Additionally, the Shareholders' Agreement provides that the Company must obtain the written consent of CALP for certain corporate acts.

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

     Lee Roy Mitchell has served as Chairman of the Board since March 1996 and as Chief Executive Officer and a Director of the Company since its inception in 1987. Mr. Mitchell was Vice Chairman of the Board of Directors from March 1993 to March 1996 and was President of the Company from its inception in 1987 until March 1993. From 1985 to 1987, Mr. Mitchell served as President and Chief Executive Officer of a predecessor corporation. Mr. Mitchell has served on the Board of Directors of the National Association of Theatre Owners since 1991. Mr. Mitchell has been engaged in the motion picture exhibition business for more than 37 years.

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

     Robert D. Copple has served as Senior Vice President and Chief Financial Officer since August 2000 and acting Chief Financial Officer since March 2000. From August 1997 to March 2000, Mr. Copple was President of PBA Development, Inc., an investment management and venture capital company. From June 1993 to July 1997, Mr. Copple was Director of Finance for the Company. Prior to joining the Company, Mr. Copple was a Senior Manager with Deloitte & Touche, LLP where he was employed from 1982 to 1993.

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

     Margaret E. Richards has served as a Vice President and Assistant Secretary of the Company since October 1989 and as Vice President-Real Estate since March 1994. Ms. Richards has been Director of Leasing of the Company since its inception in 1987 and was employed by the theatre division of a predecessor corporation in its real estate department from August 1986 to December 1987.

     John Lundin has served as Vice President-Film Licensing of the Company since September 2000. From September 1994 to September 1997, Mr. Lundin was a film buyer for the Company and became the Head Film Buyer from 1997 to 1999. Prior to joining the Company, Mr. Lundin was Vice President - Sales Manager of Cannon Pictures. He has also held the positions of Vice President - Assistant General Sales Manager for Columbia Pictures and Head Film Buyer for Litchfield Theatres. Mr. Lundin has twenty-eight years of experience in the motion picture exhibition business.

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

     Philip Wood has served as Vice President-Information Systems since July 1997. From February 1988 to July 1997 Mr. Wood was MIS Director of the Company. Prior to joining the Company in February 1988, Mr. Wood was a systems organizer with Electronic Data Systems where he was employed from 1986 to 1988.

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

     W. Bryce Anderson has served as a Director of the Company since June 1992. Mr. Anderson is currently Chairman of the Board of Ennis Paint, Inc., an industrial paint and plastics manufacturer, and is also Chairman of the Board and CEO of Shawnee Steel Company. Mr. Anderson has been Chairman of the Board of Directors of Ennis Steel Industries, Inc., a steel fabricator, since 1980 and Chairman of the Board of Directors of Reflex Glass Bead Co., Inc., a manufacturer of glass beads, since September 1990. Mr. Anderson was Chairman of the Board of Centerline Industries, Inc., an industrial paint manufacturer, from January 1989 to December 1992. From 1976 to 1989, Mr. Anderson was Chairman of the Board of Directors and Chief Executive Officer of Ennis Paint Manufacturing, Inc., an industrial paint manufacturer.

     Heriberto Guerra, Jr. has served as a Director of the Company since December 1993. Mr. Guerra is Executive Vice President-National Constituency Relations for SBC Communications Inc. Mr. Guerra began his career with Southwestern Bell in 1978 and has progressed through a number of positions in customer services and external affairs. He also served as Managing Director-Corporate Development for SBC Communications Inc. and as President of Southwestern Bell International Development. Prior to that, he served in an owner or manager capacity for various hotel, restaurant and movie theatre businesses in Texas. Mr. Guerra is also a director of Cinemark Mexico (USA), Inc., Play-By-Play Toys and Novelties, M.T.C., Inc. and The Congressional Hispanic Caucus Institute. He also serves on the UTSA Development Board, The Laredo National Bank Advisory Board, United States Hispanic Chamber of Commerce Senior Executive Council Advisory Board and was Chairman for 2000 for the San Antonio Hispanic Chamber of Commerce.

     James A. Stern was elected Director of the Company in March 1996. Mr. Stern has been Chairman of The Cypress Group L.L.C. ("Cypress Group") since its formation in April 1994. Prior to joining Cypress Group, Mr. Stern spent his entire career with Lehman Brothers Bank, FSB, an investment banking firm, most recently as head of the Merchant Banking Group. He served as head of Lehman's High Yield and Primary Capital Markets Groups, and was Co-Head of Investment Banking. In addition, Mr. Stern was a member of the firm's Operating Committee. Mr. Stern also serves on the board of directors of Amtrol, Inc., FNC Holdings, WESCO International, Inc. and Lear Corporation.

     James L. Singleton was elected Director of the Company in March 1996. Mr. Singleton has been Vice Chairman of Cypress since its formation in April 1994. Prior to joining Cypress Group, Mr. Singleton was a Managing Director with Lehman Brothers Bank, FSB, an investment banking firm. Mr. Singleton also serves on the board of directors of Genesis Health Ventures, Inc., William Scotsman, Inc., WESCO International, Inc., ClubCorp, Inc., Danka Business Systems PLC, Homeruns.com and Thebault Company.

     Denny Rydberg was elected Director of the Company in July 1997. Mr. Rydberg has been President of Young Life since July 1993. Prior to joining Young Life, Mr. Rydberg was Director of University Ministries at University Presbyterian Church, Vice President of Youth Specialties and Director of Operations for Inspirational Films.

Item 11: Executive Compensation

                           SUMMARY COMPENSATION TABLE


                                                                                                  Long Term
                                                                                                Compensation
                                                                    Annual Compensation            Awards
                                                              -----------------------------     ------------

                                                                                                 Securities
                                                                                                  Underlying            All Other
                                                              Salary (A)            Bonus        Options/SARs         Compensation
        Name and Principal Position               Year           ($)                 ($)              (#)                 ($)
------------------------------------------        ----        ----------          ---------     -------------         ------------
Lee Roy Mitchell, Chairman of the Board           2000          431,378                 -0-               --              12,700(B)
and Chief Executive Officer                       1999          392,162                 -0-               --             118,040(C)
                                                  1998          356,511           1,643,489               --             118,040(C)

Alan W. Stock, President and Chief                2000          342,375              79,804(E)            --               7,875(D)
Operating Officer                                 1999          311,250                 -0-               --               7,500(D)
                                                  1998          285,000             121,239(F)           300               7,500(D)

Tim Warner, President -                           2000          277,640              64,715(E)                             7,875(D)
Cinemark International                            1999          252,400                 -0-               --               7,500(D)
                                                  1998          200,000              97,842(F)           300               7,500(D)

Jerry Brand, Vice President - Film                2000          212,645(G)              -0-                              129,040(H)
Licensing                                         1999          222,400                 -0-               --               7,500(D)
                                                  1998          200,000              63,800(F)           150               7,500(D)

Robert D. Copple, Senior Vice President           2000          250,000(J)           58,272(E)            --                  --
and Chief Financial Officer (I)                   1999               --                  --               --                  --
                                                  1998               --                  --               --                  --



----------

(A) Amounts shown include cash and non-cash compensation earned and received by executive officers as well as amounts earned but deferred at the election of those officers.

(B) Represents a $1,950 annual contribution to the Company's 401(k) savings plan and $10,500 representing the value of the use of a Company vehicle for one year.

(C) Represents $98,844 of life insurance premiums paid by the Company for the benefit of Mr. Mitchell, a $1,950 annual contribution to the Company's 401(k) savings plan and $17,246 representing the value of the use of a Company vehicle for one year.

(D) Represents the Company's annual contribution to the Company's 401(k) savings plan.

(E)      Bonuses were earned in 2000 but were paid in February 2001.

(F)      Bonuses were earned in 1998, but were paid in February 1999.

(G) Mr. Brand retired from the Company in July and consulted with the Company through December 2000. Includes $54,000 in consulting fees paid by the Company to Mr. Brand.

(H) Represents $75,840 compensation relating to the value of stock options exercised over the exercise price of $1.00 per share and $53,200 reimbursement for estimated tax obligations incurred upon exercise of such stock options.

(I)      Mr. Copple joined the Company in March 2000.

(J) Represents Mr. Copple's annualized salary. Mr. Copple was acting Chief Financial Officer from March 2000 and became the Chief Financial Officer in August 2000.

                     Options/SAR Grants in Last Fiscal Year

         There were no Options/SAR grants to the named Executive Officers for fiscal year ended December 31, 2000.

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                               Number of
                                                                               Securities            Value of
                                                                               Underlying          Unexercised
                                                                              Unexercised          In-The-Money
                                                                            Options/SARs at      Options/SARs at
                                                                               FY-End (#)           FY-End ($)
                                 Shares Acquired on                           Exercisable/         Exercisable/
              Name                  Exercise (#)      Value Realized ($)     Unexercisable        Unexercisable
Lee Roy Mitchell                         --                   --                   --                   --
Alan W. Stock                            --                   --               1,937/180                (A)
Tim Warner                               --                   --                600/300                 (A)
Jerry Brand(B)                          160                   --                   --                   ---
Robert D. Copple                         --                   --                   --                   (A)

----------
(A) The Company has the right to call the shares issuable upon exercise of the options for terminating employees. The call price increases over the five year vesting period of the options.

(B) Mr. Brand retired from the Company in July 2000 and consulted with the Company through December 2000. Mr. Brand exercised and received 160 shares of Class B Common stock.

401(k) PENSION PLAN

     The Company sponsors a defined contribution savings plan (the "401(k) Plan") whereby certain employees of the Company or its subsidiaries may (under current administrative rules) elect to contribute, in whole percentages between 1% and 15% of such employee's compensation, provided no employee's elective contribution shall exceed the amount permitted under Section 402(g) of the Internal Revenue Code of 1986, as amended ($10,500 in 2000). A discretionary matching contribution may be made by the Company annually. In 2000, the Company made an aggregate $1.0 million discretionary match to the individual accounts. The Company's matching contribution is subject to vesting and forfeiture. The Company's contributions vest to individual accounts at the rate of twenty percent (20%) per year beginning two years from the date of employment. After an employee has worked for seven years, employees have full and immediate vesting rights to all of the Company's matching contributions. The Company's contributions to the accounts of the named Executive Officers are included in the Summary Compensation Table.

EMPLOYMENT AGREEMENTS

     Mr. and Mrs. Mitchell each have an employment agreement with the Company which contains the terms described below.

     Lee Roy Mitchell's 2000 base salary was $431,378 and will increase thereafter at the rate of 10% per year. In addition, Mr. Mitchell (i) is entitled to receive an annual bonus, subject to approval by the Board of Directors, which together with base salary may not exceed $2 million, (ii) is reimbursed for expenses incurred by him in connection with his duties, and (iii) receives the use of an automobile of his choice to be replaced at his election every three years, a club membership of his choice, a whole life insurance policy in the amount of $3.3 million insuring his life during the period of his employment and any other benefits generally available to the executives of the Company. The maximum base salary and bonus which Mr. Mitchell is entitled to receive for any calendar year is limited to $2 million and the payment of any bonus requires Board of Directors approval. The employment agreement terminates on the earlier of (i) Mr. Mitchell's death or permanent disability (except with respect to amounts payable as described in the following sentence) or (ii) December 31, 2001. In the event of Mr. Mitchell's permanent disability, he will be entitled to receive $10,000 per month for a period of 60 months.

     Tandy Mitchell's 2000 base salary was $192,923 and will increase thereafter at the rate of 10% per year. In addition, Mrs. Mitchell (i) is reimbursed for expenses incurred by her in connection with her duties and (ii) receives the use of an automobile of her choice to be replaced at her election every three years, a whole life insurance policy in the amount of $1.0 million insuring her life during the period of her employment and any other benefits generally available to the executives of the Company. The employment agreement terminates on the earlier of (i) Mrs. Mitchell's death or permanent disability or (ii) December 31, 2001.

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

     During 2000, there were no options granted under the Plan. During 2000, there were 709 options exercised, 115 options forfeited and 159 options repurchased by the Company. The aggregate purchase price for the options repurchased by the Company was approximately $266,000. As of March 21, 2001, there were outstanding under the Plan options to purchase 6,138 shares of the Company's Class B Common stock.

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

     During 2000, there were no options granted, exercised or forfeited under the Director Plan. As of March 21, 2001, there were outstanding options to purchase 800 shares of the Company's Class B Common stock issued to Directors of the Company.

Long Term Incentive Plan

     In November 1998, the Board of Directors approved a Long Term Incentive Plan (the "1998 Plan") under which the Compensation Committee, in its sole discretion, may grant employees incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards performance units, performance shares or phantom stock up to an aggregate of 9,794 shares of the Company's Class B Common stock. The Compensation Committee has the discretion to set the exercise price and the term (up to ten years) of the options. All awards under the 1998 Plan vest at the rate of one-fifth of the total award per year beginning one year from the date of grant, subject to acceleration by the Compensation Committee. An employee's award under the 1998 Plan is forfeited if the employee is terminated for cause. Upon termination of the employee's employment with the Company, the Company has the option to repurchase the award at the fair market value of the shares of Class B Common stock vested under such award provided that no public market exists for any class of Common stock of the Company.

     In January 2000, the Company granted options to purchase 50 shares with an exercise price of $1,674. The Company believes that the market value of a share of Class B Common stock on the date of grant did not exceed the option price of $1,674 and thus no compensation expense was recorded. During 2000, there were no options exercised and there were 600 options forfeited under the 1998 Plan. As of March 21, 2001, there were outstanding under the 1998 Plan options to purchase 4,815 shares of the Company's Class B Common stock.

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

Item 12:  Security Ownership of Certain Beneficial Owners and Management

     The following table and the accompanying footnotes set forth, as of March 21, 2001, the beneficial ownership of the Company's Common stock by (i) each person who is known to the Company to own beneficially more than 5% of either class of its outstanding Common stock, (ii) each director and named executive officer, and (iii) all officers and Directors as a group:

                                                                                                         Combined
                                                                  Number of                              Percent
Names and Addresses(1)          Title of Class                    Shares (2)     Percent of Class        of Classes
----------------------          --------------                    ----------     ----------------        ----------
Lee Roy Mitchell(3)             Class A Common stock                 1,500              100.00%
3900 Dallas Parkway                                                                                        24.37%
Suite 500                       Class B Common stock                44,187               23.76%
Plano, TX 75093

CGI Equities, Ltd.              Class A Common stock                     -                    -
3900 Dallas Parkway                                                                                        17.87%
Suite 500                       Class B Common stock                33,500               18.02%
Plano, TX 75093

Cypress Merchant Banking        Class A Common stock                    --                   --
Partners, L.P.                                                                                             41.86%
65 East 55th St.                Class B Common stock                78,469               42.20%
New York, NY 10022

Cypress Pictures Ltd.           Class A Common stock                    --                   --
c/o W.S. Walker Co.                                                                                         2.18%
Second Floor                    Class B Common stock                 4,079                2.19%
Caledonian House
Mary St., P.O. Box 265
George Town, Grand Cayman
Cayman Islands

The Mitchell Special            Class A Common stock                    --                   --
Trust                                                                                                       7.82%
3900 Dallas Parkway             Class B Common stock                14,667                7.89%
Suite 500
Plano, TX 75093

Alan W. Stock(4)                Class A Common stock                    --                   --
3900 Dallas Parkway                                                                                         1.03%
Suite 500                       Class B Common stock                 1,937                1.04%
Plano, TX 75093

Robert Copple                   Class A Common stock                    --                   --
3900 Dallas Parkway                                                                                             *
Suite 500                       Class B Common stock                   100                    *
Plano, TX 75093

Tim Warner(5)                   Class A Common stock                     -                   --
3900 Dallas Parkway                                                                                             *
Suite 500                       Class B Common stock                   720                    *
Plano, TX 75093

Jerry Brand (6)                 Class A Common stock                    --                   --
3900 Dallas Parkway                                                                                             *
Suite 500                       Class B Common stock                   160                    *
Plano, TX 75093

W. Bryce Anderson               Class A Common stock                    --                   --
P.O. Box 404                                                                                                    *
Ennis, TX 75120                 Class B Common stock                   200                    *

Heriberto Guerra, Jr.           Class A Common stock                     -                   --
1010 N. St. Mary's                                                                                              *
Room 1001                       Class B Common stock                   200                    *
San Antonio, TX 78215

Directors and Officers as a     Class A Common stock                 1,500              100.00%
Group (17 persons) (7)                                                                                     26.85%
                                Class B Common stock                48,832               26.28%

----------
* Less than 1%.

(1) Unless otherwise indicated, the Company believes the beneficial owner has both sole voting and investment powers over such shares.

(2) As of March 21, 2001, 1,500 shares of Class A Common stock and 185,955 shares of Class B Common stock were issued and outstanding. Includes 8,418 shares of Class B Common stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.

(3) Does not include 15,937 shares of Class B Common stock held in trust for the benefit of certain of Mr. Mitchell's grandchildren and 33,500 shares of Class B Common stock owned for the benefit of Mr. Mitchell's descendants as to which Mr. Mitchell disclaims beneficial ownership. Mr. Mitchell is the co-trustee of such trusts.

(4) Includes 1,877 shares of Class B Common stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.

(5) Includes 720 shares of Class B Common stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.

(6) Mr. Brand retired from the Company in July 2000 and continued consulting for the Company through December 2000.

(7) Includes 4,395 shares of Class B Common stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report. Does not include 15,937 shares of Class B Common stock held in trust for the benefit of certain of Mr. Mitchell's grandchildren and 33,500 shares of Class B Common stock owned for the benefit of Mr. Mitchell's descendants, as to which Mr. Mitchell disclaims beneficial ownership. Mr. Mitchell is the co-trustee of such trusts.

COMMON STOCK

     The rights of the holders of Class A and Class B Common stock are identical except for voting and conversion rights. Each share of Class A Common stock is entitled to one vote on all matters submitted to a vote of the Company's shareholders. Class B Common stock is non-voting. Subject to contractual limitations regarding conversion of Class B Common stock into Class A Common stock contained in the Shareholders' Agreement and in Stock Transfer Restriction Agreements between the Company and certain former employees, each share of Class B Common stock is convertible at any time, at the option of and without cost to the shareholder, into the same number of shares of Class A Common stock upon surrender to the Company of the certificate or certificates evidencing the Class B Common stock to be converted, together with a written notice of the election of such shareholder to convert such shares into Class A Common stock. Holders of Class A and Class B Common stock are entitled to receive pro rata per share such dividends as the Board of Directors may from time to time declare out of funds of the Company legally available for the payment of dividends. Upon liquidation, dissolution or winding-up of the Company, the holders of Class A and Class B Common stock are entitled to share ratably in all assets available for distribution after payment in full of creditors. In a merger, consolidation or other business combination, the consideration to be received per share by holders of Class A and Class B Common stock must be identical, except that in any such transaction in which shares of Common stock are distributed, such shares may differ to the extent that voting rights differ among existing classes of Common stock. See "Certain Relationships and Related Transactions -- Shareholders' Agreement"

Item 13:  Certain Relationships and Related Transactions

MANAGEMENT AGREEMENTS

     The Company currently manages certain theatres for affiliates under long term management agreements. The Company provides all operating functions, including film booking, accounting and the operation and maintenance of the theatres, in the same manner as such functions are performed by Company personnel for Company owned or leased theatres. The operating and maintenance expenses of the theatres are paid by the owners of the theatres. The Company receives a specified percentage of the gross revenues of the theatres managed by the Company and in some cases a percentage of the theatre cash flow above certain targeted amounts. The Company may in the future enter into additional management agreements with affiliates and/or third parties to manage theatres.

Laredo Joint Venture

     The Company manages one theatre (12 screens) for Laredo Theatre, Ltd. ("Laredo"). Lone Star Theatres, Inc. owns 25% of the limited partnership interests in Laredo. The Company is the sole general partner and owns the remaining limited partnership interests. Lone Star Theatres, Inc. is owned 100% by Mr. David Roberts, who is Mr. Mitchell's son-in-law. The Company recorded $186,521 of management fee revenues from Laredo in 2000.

Cinemark Partners II

     The Company manages one theatre (17 screens) for Cinemark Partners II, Ltd. ("Cinemark Partners II"). On January 5, 1998, the Company purchased approximately 31% of the limited partnership interests in Cinemark

Partners II for $3.1 million from the existing partners. Prior to such acquisition, Mr. Mitchell owned 10.1% of the limited partnership interests in Cinemark Partners II. Additionally, the Company purchased an additional 77.1 units for an aggregate purchase price of $3.7 million After consummating such transactions, the Company owns approximately 51% of Cinemark Partners II. Cinemark Partners I, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of Cinemark Partners II. Cinemark Partners I, Inc. owns 1% of the limited partnership interests in Cinemark Partners II and the Company owns 50% of the limited partnership interests in Cinemark Partners II. The Company recorded $287,590 of management fee revenues from Cinemark Partners II in 2000.

Cinemark Alberta

     The Company manages one discount theatre (12 screens) for Cinemark Alberta, Inc. ("Cinemark Alberta"). Cinemark Holdings Canada, Inc., a wholly-owned subsidiary of Cinemark International, owns 50% of Cinemark Alberta. The Company recorded $28,548 of management fee revenues from Cinemark Alberta in 2000.

Westward Ltd.

     The Company manages two theatres (11 screens) for Westward Ltd. Westward Ltd. is a Texas limited partnership of which Cinemark of Utah, Inc. is the general partner and owns a 1% interest in Westward Ltd. Cinemark of Utah, Inc. is 100% owned by Mr. Mitchell. Mr. Mitchell also owns a 48.425% limited partner interest in Westward Ltd. The Company recorded management fee revenues of $27,955 in 2000.

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

                                     PART IV

Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents Filed as Part of this Report

     1. The financial statement schedules and related data listed in the accompanying Index beginning on F-1 are filed as a part of this report.

     2. The financial statement schedules beginning on S-1 are filed as a part of this report.

     3. The exhibits listed in the accompanying Index beginning on E-1 are filed as a part of this report, which exhibits are bound separately.

(b)  Reports on Form 8-K

     The following reports on Form 8-K have been filed during the last quarter of the period covered by this Report:

     1.  None.

(c)  Exhibits

     See the accompanying Index beginning on page E-1, which exhibits are bound separately.

(d)  Financial Statement Schedules

     See the accompanying Index beginning on page F-1.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2001                  CINEMARK USA, INC.


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

           Name                                        Title                                Date
           ----                                        -----                                ----
   /s/ Lee Roy Mitchell                       Chairman of the Board of Directors         March 26, 2001
------------------------------------          and Chief Executive Officer
   Lee Roy Mitchell

   /s/ Tandy Mitchell                         Director                                   March 26, 2001
------------------------------------
   Tandy Mitchell

   /s/ Alan W. Stock                          Director                                   March 26, 2001
------------------------------------
   Alan W. Stock

   /s/ Robert Copple                          Senior Vice President and Treasurer        March 26, 2001
------------------------------------          (Chief Financial and Accounting Officer)
   Robert Copple

   /s/ W. Bryce Anderson                      Director                                   March 26, 2001
------------------------------------
   W. Bryce Anderson

   /s/ Heriberto Guerra                       Director                                   March 26, 2001
------------------------------------
   Heriberto Guerra

   /s/ James A. Stern                         Director                                   March 26, 2001
------------------------------------
   James A. Stern

   /s/ James L. Singleton                     Director                                   March 26, 2001
------------------------------------
   James L. Singleton

   /s/ Denny Rydberg                          Director                                   March 26, 2001
------------------------------------
   Denny Rydberg


                                     Sig-1

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants which Have Not Registered Securities Pursuant to
Section 12 of the Act

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

                       CINEMARK USA, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS
            (ITEMS 8 AND 14 OF FORM 10-K) AND SUPPLEMENTAL SCHEDULES
--------------------------------------------------------------------------------


                                                                                                                Page
                                                                                                                ----

INDEPENDENT AUDITORS' REPORT OF DELOITTE & TOUCHE LLP                                                            F-2

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES:

Consolidated Balance Sheets, December 31, 1999 and 2000                                                          F-3

Consolidated Statements of Operations for the Years Ended
         December 31, 1998, 1999 and 2000                                                                        F-5

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
         for the Years Ended December 31, 1998, 1999 and 2000                                                    F-6

Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1998, 1999 and 2000                                                                        F-7

Notes to Consolidated Financial Statements                                                                       F-8


SUPPLEMENTAL SCHEDULES REQUIRED BY THE INDENTURES
FOR THE SENIOR SUBORDINATED NOTES:


Schedule

A.       Consolidating Balance Sheet Information, December 31, 2000                                              S-1

B.       Consolidating Statement of Operations Information for the Year Ended
           December 31, 2000                                                                                     S-2

C.       Consolidating Statement of Cash Flows Information for the Year Ended
           December 31, 2000                                                                                     S-3

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Cinemark USA, Inc. and Subsidiaries
Plano, TX

We have audited the accompanying consolidated balance sheets of Cinemark USA, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of a consolidated subsidiary in Brazil for the year ended December 31, 1998, which statements reflect total revenues constituting 5% of consolidated total revenues for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this subsidiary audited by other auditors, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors for 1998, such consolidated financial statements present fairly, in all material respects, the financial position of Cinemark USA, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Deloitte & Touche LLP
Dallas, Texas
February 6, 2001

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 2000
================================================================================

ASSETS                                                                                    1999                       2000


CURRENT ASSETS
    Cash and cash equivalents                                                       $      8,872,157           $     19,839,994
    Inventories                                                                            4,734,520                  3,734,955
    Co-op advertising and other receivables                                               12,067,471                  8,246,024
    Income tax receivable                                                                  2,036,146                  1,462,721
    Prepaid expenses and other                                                             7,508,722                  3,591,666
                                                                                    ----------------           ----------------

       Total current assets                                                               35,219,016                 36,875,360

THEATRE PROPERTIES AND EQUIPMENT
    Land                                                                                  74,539,782                 59,583,396
    Buildings                                                                            287,010,013                304,139,913
    Leasehold interests and improvements                                                 298,888,849                343,347,473
    Theatre furniture and equipment                                                      406,899,420                460,891,679
    Theatres under construction                                                           40,448,244                 25,544,558
                                                                                    ----------------           ----------------

    Total                                                                              1,107,786,308              1,193,507,019

    Less accumulated depreciation and amortization                                       173,827,249                243,372,299
                                                                                    ----------------           ----------------

       Theatre properties and equipment - net                                            933,959,059                950,134,720


OTHER ASSETS
    Goodwill - net                                                                        18,619,715                 16,826,740
    Investments in and advances to affiliates                                              2,289,553                  6,932,208
    Deferred charges and other - net                                                      51,773,896                 49,807,442
                                                                                    ----------------           ----------------

       Total other assets                                                                 72,683,164                 73,566,390
                                                                                    ----------------           ----------------


TOTAL                                                                               $  1,041,861,239           $  1,060,576,470
                                                                                    ================           ================

                                                                     (Continued)

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 2000
================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY                                                      1999                       2000

CURRENT LIABILITIES
    Current portion of long-term debt                                               $     21,420,579           $     32,767,581
    Accounts payable                                                                      53,086,805                 28,438,827
    Accrued film rentals                                                                  19,274,690                 24,597,474
    Accrued interest                                                                      17,956,313                 19,856,463
    Accrued payroll                                                                        5,946,610                 10,597,640
    Accrued property taxes and other current liabilities                                  32,347,197                 32,998,459
                                                                                    ----------------           ----------------

       Total current liabilities                                                         150,032,194                149,256,444

LONG-TERM LIABILITIES
    Long-term debt, less current portion                                                 756,992,499                777,555,162
    Deferred income taxes                                                                 18,088,004                 14,831,678
    Deferred lease expenses                                                               16,188,800                 20,475,247
    Deferred gain on sale leaseback                                                        5,470,381                  5,104,461
    Deferred revenues and other long-term liabilities                                      1,426,472                 16,752,114
                                                                                    ----------------           ----------------

       Total long-term liabilities                                                       798,166,156                834,718,662

COMMITMENTS AND CONTINGENCIES (Note 10)

MINORITY INTERESTS IN SUBSIDIARIES                                                        29,812,343                 27,691,527

SHAREHOLDERS' EQUITY
    Class A Common stock, $.01 par value: 10,000,000 shares authorized,
       1,500 shares issued and outstanding                                                        15                         15
    Class B Common stock, no par value: 1,000,000 shares authorized,
       234,073 and 234,782 shares issued and outstanding, respectively                    49,537,607                 49,538,316
    Additional paid-in-capital                                                            13,733,221                 13,198,615
    Unearned compensation - stock options                                                 (3,131,680)                (1,956,944)
    Retained earnings                                                                     59,140,652                 48,717,567
    Treasury stock, 57,211 and 57,245 Class B shares at cost, respectively               (24,198,890)               (24,232,890)
    Accumulated other comprehensive loss                                                 (31,230,379)               (36,354,842)
                                                                                    ----------------           ----------------

       Total shareholders' equity                                                         63,850,546                 48,909,837
                                                                                    ----------------           ----------------


TOTAL                                                                               $  1,041,861,239           $  1,060,576,470
                                                                                    ================           ================

See notes to consolidated financial statements                      (Concluded)

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
================================================================================

                                                                       1998                  1999                   2000

REVENUES
    Admissions                                                  $   363,206,268        $   459,334,408        $   511,305,524
    Concessions                                                     192,104,307            221,083,945            235,691,321
    Other                                                            15,908,337             32,185,843             39,267,012
                                                                ---------------        ---------------        ---------------

        Total                                                       571,218,912            712,604,196            786,263,857

COSTS AND EXPENSES
    Cost of operations:
      Film rentals and advertising                                  197,218,829            246,393,817            271,048,793
      Concession supplies                                            30,377,832             38,180,316             41,993,761
      Salaries and wages                                             69,375,351             82,870,409             86,680,128
      Facility leases                                                61,281,370             89,808,343            108,488,605
      Utilities and other                                            75,005,283             96,228,905            104,796,196
                                                                ---------------        ---------------        ---------------

        Total cost of operations                                    433,258,665            553,481,790            613,007,483

    General and administrative expenses                              32,947,380             34,833,403             39,012,924
    Depreciation and amortization                                    37,197,161             53,268,575             66,110,555
    Asset impairment loss                                             9,950,088              3,720,390              3,872,126
    (Gain) loss on sale of assets                                    (2,266,320)             2,419,511                912,298
                                                                ---------------        ---------------        ---------------

        Total                                                       511,086,974            647,723,669            722,915,386

OPERATING INCOME                                                     60,131,938             64,880,527             63,348,471

OTHER INCOME (EXPENSE)
    Interest expense                                                (42,083,479)           (58,836,739)           (72,977,272)
    Amortization of debt issue cost and debt discount                  (930,101)            (1,030,339)            (1,059,949)
    Interest income                                                   2,818,246              1,980,743              1,044,835
    Foreign currency exchange gain (loss)                               790,234               (186,077)              (467,154)
    Equity in income (loss) of affiliates                              (190,330)               241,218                 (7,493)
    Minority interests in (income) loss of subsidiaries               1,940,476                662,456                (52,802)
                                                                ---------------        ---------------        ---------------

        Total                                                       (37,654,954)           (57,168,738)           (73,519,835)
                                                                ---------------        ---------------        ---------------

INCOME (LOSS) BEFORE INCOME TAXES AND                                22,476,984              7,711,789            (10,171,364)
    CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE

INCOME TAXES                                                         11,468,455              3,707,717                251,721
                                                                ---------------        ---------------        ---------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT                               11,008,529              4,004,072            (10,423,085)
    OF AN ACCOUNTING CHANGE

    Cumulative effect of a change in accounting
      principle, net of income tax benefit
      of $417,570                                                            --             (2,968,637)                    --
                                                                ---------------        ---------------        ---------------

NET INCOME (LOSS)                                               $    11,008,529        $     1,035,435        $   (10,423,085)
                                                                ===============        ===============        ===============


EARNINGS (LOSS) PER SHARE
    Income (loss) before accounting change                      $         61.73        $         22.45        $        (58.30)
    Cumulative effect of a change in accounting principle                    --                 (16.64)                    --
                                                                ---------------        ---------------        ---------------
    Net income (loss)                                           $         61.73        $          5.81        $        (58.30)
                                                                ===============        ===============        ===============

EARNINGS (LOSS) PER SHARE (ASSUMING DILUTION)
    Income (loss) before accounting change                      $         59.01        $         20.88        $        (58.30)
    Cumulative effect of a change in accounting principle                    --                 (15.48)                    --
                                                                ---------------        ---------------        ---------------
    Net income (loss)                                           $         59.01        $          5.40        $        (58.30)
                                                                ===============        ===============        ===============

         See notes to consolidated financial statements

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
================================================================================


                                                               Class A                       Class B
                                                            Common Stock                  Common Stock
                                                     ---------------------------   ---------------------------
                                                                                                                   Additional
                                                        Shares                        Shares                        Paid-in
                                                        Issued         Amount         Issued         Amount         Capital

BALANCE January 1, 1998                                     1,500   $         15        234,013   $ 49,537,547   $ 10,201,882

Net income
Unearned compensation from stock options granted                                                                    3,587,500
Unearned compensation from stock options forfeited                                                                    (49,590)
Amortization of unearned compensation
Stock options exercised, including tax benefit                                               60             60         33,899
Foreign currency translation adjustment
                                                     ------------   ------------   ------------   ------------   ------------

BALANCE December 31, 1998                                   1,500   $         15        234,073   $ 49,537,607   $ 13,773,691


Net income
Unearned compensation from stock options granted                                                                       17,040
Unearned compensation from stock options forfeited                                                                    (57,510)
Amortization of unearned compensation
Foreign currency translation adjustment
                                                     ------------   ------------   ------------   ------------   ------------

BALANCE December 31, 1999                                   1,500   $         15        234,073   $ 49,537,607   $ 13,733,221


Net loss
Unearned compensation from stock options forfeited                                                                   (362,298)
Amortization of unearned compensation
Shares repurchased by shareholder                                                                                     103,584
Repurchase of options                                                                                                 (67,575)
Repurchase of treasury stock
Stock options exercised, including tax benefit                                              709            709       (208,317)
Foreign currency translation adjustment
                                                     ------------   ------------   ------------   ------------   ------------

BALANCE December 31, 2000                                   1,500   $         15        234,782   $ 49,538,316   $ 13,198,615
                                                     ============   ============   ============   ============   ============



                                                                                                     Accumulated
                                                      Unearned                                         Other
                                                     Compensation       Retained      Treasury      Comprehensive
                                                     Stock Options      Earnings       Stock        Income (Loss)

BALANCE January 1, 1998                              $ (1,534,791)   $ 47,096,688   $(24,198,890)   $(11,120,575)

Net income                                                             11,008,529
Unearned compensation from stock options granted       (3,587,500)
Unearned compensation from stock options forfeited         37,193
Amortization of unearned compensation                     863,772
Stock options exercised, including tax benefit
Foreign currency translation adjustment                                                               (6,076,123)
                                                     ------------    ------------   ------------    ------------

BALANCE December 31, 1998                            $ (4,221,326)   $ 58,105,217   $(24,198,890)   $(17,196,698)


Net income                                                              1,035,435
Unearned compensation from stock options granted          (17,040)
Unearned compensation from stock options forfeited         52,718
Amortization of unearned compensation                   1,053,968
Foreign currency translation adjustment                                                              (14,033,681)
                                                     ------------    ------------   ------------    ------------

BALANCE December 31, 1999                            $ (3,131,680)   $ 59,140,652   $(24,198,890)   $(31,230,379)


Net loss                                                              (10,423,085)
Unearned compensation from stock options forfeited        168,482
Amortization of unearned compensation                   1,006,254
Shares repurchased by shareholder
Repurchase of options
Repurchase of treasury stock                                                             (34,000)
Stock options exercised, including tax benefit
Foreign currency translation adjustment                                                               (5,124,463)
                                                     ------------    ------------   ------------    ------------

BALANCE December 31, 2000                            $ (1,956,944)   $ 48,717,567   $(24,232,890)   $(36,354,842)
                                                     ============    ============   ============    ============


                                                                      Comprehensive
                                                         Total        Income (Loss)

BALANCE January 1, 1998                               $ 69,981,876

Net income                                              11,008,529    $ 11,008,529
Unearned compensation from stock options granted                --
Unearned compensation from stock options forfeited         (12,397)
Amortization of unearned compensation                      863,772
Stock options exercised, including tax benefit              33,959
Foreign currency translation adjustment                 (6,076,123)     (6,076,123)
                                                      ------------    ------------

BALANCE December 31, 1998                             $ 75,799,616    $  4,932,406
                                                                      ============

Net income                                               1,035,435       1,035,435
Unearned compensation from stock options granted                --
Unearned compensation from stock options forfeited          (4,792)
Amortization of unearned compensation                    1,053,968
Foreign currency translation adjustment                (14,033,681)    (14,033,681)
                                                      ------------    ------------

BALANCE December 31, 1999                             $ 63,850,546    $(12,998,246)
                                                                      ============

Net loss                                               (10,423,085)    (10,423,085)
Unearned compensation from stock options forfeited        (193,816)
Amortization of unearned compensation                    1,006,254
Shares repurchased by shareholder                          103,584
Repurchase of options                                      (67,575)
Repurchase of treasury stock                               (34,000)
Stock options exercised, including tax benefit            (207,608)
Foreign currency translation adjustment                 (5,124,463)     (5,124,463)
                                                      ------------    ------------

BALANCE December 31, 2000                             $ 48,909,837    $(15,547,548)
                                                      ============    ============




See notes to consolidated financial statements

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
================================================================================

                                                                                     1998              1999              2000
OPERATING ACTIVITIES
    Net income (loss)                                                           $  11,008,529     $   1,035,435     $ (10,423,085)

    Noncash items in net income (loss):
        Depreciation                                                               35,798,680        51,960,793        63,943,131
        Amortization - intangibles and other assets                                 2,162,415         2,163,621         3,052,873
        Loss on impairment of assets                                                9,950,088         3,720,390         3,872,126
        Amortization of gain on sale leaseback                                       (271,458)         (218,920)         (365,920)
        Deferred lease expenses                                                     1,341,476         1,610,053         4,286,447
        Amortization of foreign advanced rents                                        400,000         1,275,689         2,523,076
        Amortization of debt discount and premium                                     (36,840)          (28,508)          (28,507)
        Amortized compensation - stock options                                        851,375         1,049,176           916,022
        (Gain) loss on sale of assets                                              (2,266,320)        2,419,511           912,298
        Deferred income tax expenses                                                5,177,313         1,973,662        (3,256,326)
        Equity in (income) loss of affiliates                                         190,330          (241,218)            7,493
        Minority interests in income (loss) of subsidiaries                        (1,940,476)         (662,456)           52,802
        Cumulative effect of an accounting change                                          --         3,386,207                --

    Cash provided by (used for) operating working capital:
        Inventories                                                                (1,357,474)       (1,142,815)          999,565
        Co-op advertising and other receivables                                       723,824           346,817         3,821,447
        Prepaid expenses and other                                                (15,563,272)       (5,050,770)        3,917,056
        Accounts payable                                                              912,926        24,790,961       (24,647,978)
        Accrued liabilities                                                        19,489,059         7,980,597        12,525,226
        Income tax receivable                                                              --           996,496           573,425
                                                                                -------------     -------------     -------------

          Net cash provided by operating activities                                66,570,175        97,364,721        62,681,171

INVESTING ACTIVITIES
    Additions to theatre properties and equipment                                (387,905,629)     (248,370,598)     (113,080,618)
    Sale of theatre properties and equipment                                      152,215,795        23,867,262        23,275,239
    Decrease (increase) in investments in and advances to affiliates                4,127,536         9,150,762        (4,650,148)
    Increase in other assets                                                      (16,980,804)      (13,130,947)        2,790,706
                                                                                -------------     -------------     -------------

        Net cash used for investing activities                                   (248,543,102)     (228,483,521)      (91,664,821)

FINANCING ACTIVITIES
    Issuance of Senior Subordinated Notes                                         103,950,000                --                --
    Increase in long-term debt                                                    315,888,000       180,750,458       210,453,907
    Reductions of long-term debt                                                 (259,691,753)      (51,676,027)     (178,515,735)
    Costs of debt financing                                                                --          (375,000)       (4,607,226)
    Increase (decrease) in deferred revenues and other long-term liabilities       (2,483,533)        1,426,472        15,325,642
    Minority investment in subsidiaries, net                                       18,209,865       (15,022,151)       (2,173,618)
    Common stock issued for options exercised                                          33,959                --          (207,608)
    Repurchase of options                                                                  --                --           (67,575)
    Repurchase of treasury stock                                                           --                --           (34,000)
                                                                                -------------     -------------     -------------

        Net cash provided by financing activities                                 175,906,538       115,103,752        40,173,787

EFFECT OF EXCHANGE RATE CHANGES
    ON CASH AND CASH EQUIVALENTS                                                      (76,123)         (758,663)         (222,300)
                                                                                -------------     -------------     -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (6,142,512)      (16,773,711)       10,967,837

CASH AND CASH EQUIVALENTS:
    Beginning of period                                                            31,788,380        25,645,868         8,872,157

                                                                                -------------     -------------     -------------
    End of period                                                               $  25,645,868     $   8,872,157     $  19,839,994
                                                                                =============     =============     =============

SUPPLEMENTAL INFORMATION

        See notes to consolidated financial statements

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business - Cinemark USA, Inc. with its subsidiaries (the "Company") is a world leader in the motion picture exhibition industry that owns or leases and operates motion picture theatres in 33 states, Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica and Colombia. The Company operates 2,912 screens in 270 theatres and manages an additional three theatres (23 screens) at December 31, 2000.

         Principles of Consolidation - The consolidated financial statements include the accounts of Cinemark USA, Inc. and its subsidiaries. Majority-owned subsidiaries are consolidated while those subsidiaries of which the Company owns between 20% and 50% are accounted for as affiliates under the equity method. The results of these subsidiaries and affiliates are included in the financial statements effective with their formation or from their dates of acquisition. Significant intercompany balances and transactions are eliminated in the consolidation. Certain reclassifications have been made to December 31, 1998 and 1999 amounts to conform with the 2000 presentation.

         Inventories - Concession and theatre supplies inventories are stated at the lower of cost (first-in, first-out method) or market.

         Theatre Properties and Equipment - Theatre properties and equipment are stated at cost less accumulated depreciation and amortization. Property additions include $4,397,643, $4,312,499 and $613,614 of interest incurred during the development and construction of theatres capitalized in 1998, 1999 and 2000, respectively. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: buildings - 18 to 40 years, theatre furniture and equipment - 5 to 15 years. Leasehold interests and improvements are amortized using the straight-line method over the lesser of the lease period or the estimated useful lives of the leasehold interests and improvements. The Company determined that impairment charges of $9,950,088, $3,720,390 and $3,872,126 were required for certain theatres in 1998, 1999 and 2000, respectively. The impairment charges were recognized in the fourth quarter of 1998, the third and fourth quarters of 1999 and the first, second, third and fourth quarters of 2000, respectively. For purposes of determining the impairment amount, fair value of operating theatres was determined based on discounted estimated cash flows.

         Goodwill - The excess of cost over the fair values of the net assets of theatre businesses acquired, less accumulated amortization ($2,789,751 and $4,582,726 at December 31, 1999 and 2000, respectively) is recorded as goodwill. For financial reporting purposes, these amounts are being amortized primarily over 10 to 20 years, which approximate the remaining lease terms of the businesses acquired.

         Deferred Charges and Other Assets - Primarily consist of debt issue costs, foreign advanced rents, construction advances and other deposits, capitalized licensing fees, equipment to be placed in service, an interest rate cap agreement and other intangible assets. Debt issue costs are amortized using the straight-line method over the primary financing terms ended February 2003 to July 2008. Foreign advanced rents represent advance payments of long-term foreign leases which are expensed to facility lease expense generally over 10 to 20 years as leased facilities are utilized. The interest rate cap agreement is amortized using the straight-line method over the five year life of the agreement ending December 2005. Other intangible assets are amortized over the respective lives of the trademarks, noncompete agreements or other intangible asset agreements.

                       CINEMARK USA, INC. AND SUBSIDIARIES

         Deferred Revenues - Advances collected on long-term screen advertising and concession contracts are recorded as deferred revenues. The advances are recognized as other revenues when earned.

         Revenue and Expense Recognition - Revenues are recognized when admissions and concessions sales are received and screen advertising is shown at the theatres. Film rental costs are accrued based on the applicable box office receipts and estimates of the final settlement pursuant to the film license agreements. Advertising costs are expensed as incurred.

         Start-Up Activities And Organization Costs - On January 1, 1999, the Company adopted Statement of Position (SOP) 98-5 requiring start-up activities and organization costs to be expensed as incurred. The Company's practice had been to capitalize organization costs associated with the organization of new entities as well as costs associated with forming international joint ventures as deferred charges and to amortize them over the anticipated life of the respective entity or venture. The adoption of this new accounting pronouncement resulted in the aggregate write-off of the unamortized organization costs of $3,386,207 on January 1, 1999. This charge was recorded as a cumulative effect of a change in accounting principle as a one-time non cash charge to income of $2,968,637 (net of tax) in the first quarter of 1999 as follows:


                    United States                                                          $  152,966
                    Mexico                                                                          -
                    Brazil                                                                    552,488
                    Other Foreign Countries                                                 2,263,183
                                                                                           ----------
                                                                                           $2,968,637
                                                                                           ==========


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

         Fair Values of Financial Instruments - In accordance with Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments", fair values of financial instruments are estimated by the Company using available market information and other valuation methods. The estimated fair value amounts for specific groups of financial instruments are presented in Note 8. Values are based on available market quotes or estimates using a discounted cash flow approach based on the interest rates currently available for similar debt. The fair value of financial instruments for which estimated fair value amounts are not specifically presented is estimated to approximate the related recorded value.

                       CINEMARK USA, INC. AND SUBSIDIARIES

         New Accounting Pronouncements - Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", is effective for the Company as of January 1, 2001. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. Adoption of SFAS 133 did not have, and is not expected to have, a significant impact on the financial position or results of operations of the Company.


2.       EARNINGS (LOSS) PER SHARE

         Earnings (Loss) Per Share are computed using the weighted average number of shares of Class A and Class B Common stock outstanding during each period. The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)                                 1998            1999            2000
                                                                      ---------       ---------       ---------

Net income (loss)                                                     $  11,009       $   1,035       $ (10,423)
                                                                      =========       =========       =========

Basic:
         Weighted average Common shares outstanding                     178,325         178,362         178,770
                                                                      =========       =========       =========

         Earnings (loss) per Common share                             $   61.73       $    5.81       $  (58.30)
                                                                      =========       =========       =========

Diluted:
         Weighted average Common shares outstanding                     178,325         178,362         178,770
         Common equivalent shares for stock options                       8,213          13,391
                                                                      ---------       ---------       ---------
         Weighted average shares outstanding                            186,538         191,753         178,770
                                                                      =========       =========       =========

         Earnings (loss) per Common and Common equivalent share       $   59.01       $    5.40       $  (58.30)
                                                                      =========       =========       =========


         Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock and potential Common stock outstanding and options to purchase Common stock using the treasury stock method. The dilutive effect of the options to purchase Common stock are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive. At December 31, 2000, 12,490 options to purchase Common stock have been excluded from the diluted net income (loss) per share calculation as their effect would have been antidilutive.

         For additional disclosures regarding the Company's Capital stock and related stock option plans see Note 12.

                       CINEMARK USA, INC. AND SUBSIDIARIES

3.       FOREIGN CURRENCY TRANSLATION

         The accumulated other comprehensive loss in shareholders' equity of $31,230,379 and $36,354,842 at December 31, 1999 and 2000, respectively, primarily relates to the unrealized adjustments from translating the financial statements of Cinemark Brasil, S.A., Cinemark de Mexico, S.A. de C.V. and Cinemark Chile, S.A. into U.S. dollars.

         In 1998, the Company was required to utilize the U.S. dollar as the functional currency of Cinemark de Mexico, S.A. de C.V., for U.S. reporting purposes in place of the peso due to the highly inflationary economy of Mexico. Thus, devaluations in the peso during 1998 that affected the Company's investment were charged to exchange gain (loss) rather than to the accumulated other comprehensive loss account as a reduction of shareholders' equity. An exchange gain of $567,206 was recognized in 1998 and is included in other income (expense). In 1999, the economy of Mexico reverted back to a non-highly inflationary status in which the peso again became the functional currency of Cinemark de Mexico, S.A. de C.V. resulting in certain assets, liabilities and equity accounts being restated at the current exchange rate. Thus, changes in the peso have been recorded in the accumulated other comprehensive loss account as a reduction of shareholders' equity during 1999 and 2000. At December 31, 2000, the total assets of Cinemark de Mexico, S.A. de C.V., were approximately U.S.$75 million.

         In 1998, the economy of Brazil became non-highly inflationary and the functional currency of Cinemark Brasil, S.A. changed from the U.S. dollar to the Real. Accordingly, assets and liabilities of Cinemark Brasil, S.A. are translated to U.S. dollars at year-end exchange rates (consistent with all other non-highly inflationary consolidated foreign subsidiaries). Income and expense items are translated at the average rates prevailing during the year. As a result of the devaluation of the Real during 1998, 1999 and 2000, the Company recorded a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account resulting in a reduction of shareholder's equity of $4.4 million, $11.0 million and $2.3 million in 1998, 1999 and 2000, respectively. At December 31, 2000, the total assets of Cinemark Brasil, S.A. were approximately U.S.$75 million.

         In 1998, 1999 and a portion of 2000, the Company was required to utilize the U.S. dollar as the functional currency of Cinemark del Ecuador, S.A. for U.S. reporting purposes in place of the sucre due to the highly inflationary economy of Ecuador. Thus, devaluations in the sucre during 1998, 1999 and a portion of 2000 that affected the Company's investment were charged to exchange gain (loss) rather than to the accumulated other comprehensive loss account as a reduction of shareholders' equity. An exchange gain of $223,028, $74,078 and $32,300 was recognized in 1998, 1999 and 2000 respectively, and is included in other income (expense). In September 2000, the country of Ecuador officially switched to the U.S. dollar as the functional currency, effectively eliminating any exchange gain (loss) in the sucre on a going forward basis. At December 31, 2000, the total assets of Cinemark del Ecuador, S.A. were approximately U.S.$5 million.

                       CINEMARK USA, INC. AND SUBSIDIARIES

4.       SUPPLEMENTAL CASH FLOW INFORMATION

         The following is provided as supplemental information to the consolidated statement of cash flows:


                                                               1998             1999              2000
                                                           -----------       -----------       -----------

Interest paid                                              $41,556,819       $61,253,543       $71,569,114
                                                           ===========       ===========       ===========

Income taxes paid (net of refunds)                         $ 7,715,397       $ 3,170,041       $ 2,462,369
                                                           ===========       ===========       ===========

Noncash investing and financing activities:
Issued note payable in acquisition of Prodecine S.A. de C.V.                 $11,000,000
                                                                             ===========


         In December 1998, the Company acquired an additional 45% equity interest in its Chilean operating Company (Cinemark Chile, S.A.) for $7.625 million. This acquisition increased the Company's ownership interest from 50% to 95% resulting in the Chilean subsidiary being consolidated with the Company's operations effective January 1, 1999. The assets and liabilities of this former equity interest that are included in the consolidation as of January 1, 1999 are as follows:



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
                                                                                       ============


         The Company's Central American operating entities (Cinemark Nicaragua y Cia. Ltda., Cinemark Costa Rica, S.R.L., Cinemark El Salvador, S.A. de C.V. and Cinemark Honduras, S.R.L.) were consolidated with the Company's operations effective January 1, 1999. The assets and liabilities of these former equity interests that are included in the consolidation as of January 1, 1999 are as follows:


                    Theatre properties and equipment, net                              $     5,000,000
                    Minority interest                                                       (2,495,000)
                                                                                       ---------------
                    Investment in affiliate                                            $     2,505,000
                                                                                       ===============

                       CINEMARK USA, INC. AND SUBSIDIARIES

5.       ACQUISITIONS AND INVESTMENTS IN FOREIGN SUBSIDIARIES

         Cinemark USA, Inc. has made the following direct investments in its foreign subsidiaries in 1999 and 2000, respectively.


  (in millions)                                          Argentine       Peruvian        Mexican         Chilean         Canadian
                                                        Subsidiary      Subsidiary      Subsidiary      Subsidiary      Subsidiary

January 1, 1999 Capital contributed                     $     13.1      $      1.5      $     21.0      $       --      $     14.2

1999 Capital contribution                                      0.7             0.5              --            18.5              --
1999 Return of Capital                                          --              --              --              --              --
1999 Ownership transfer from Cinemark International           21.3             1.5              --              --              --
                                                        ----------      ----------      ----------      ----------      ----------
December 31, 1999 Capital contributed                   $     35.1      $      3.5      $     21.0      $     18.5      $     14.2

2000 Capital contribution                                      8.7              --              --             2.2              --
2000 Return of Capital                                          --              --              --              --            (9.8)
2000 Ownership transfer from Cinemark International             --              --              --              --              --
                                                        ----------      ----------      ----------      ----------      ----------
December 31, 2000 Capital contributed                   $     43.8      $      3.5      $     21.0      $     20.7      $      4.4
                                                        ==========      ==========      ==========      ==========      ==========

Ownership % as of December 31, 2000                            100%            100%           95.6%           98.0%            100%


         Approximately $3.6 million of goodwill was recorded in 1999 as part of the investment in the Chilean subsidiary as an additional equity interest was acquired from the Cinemark USA, Inc. joint venture partners at a cost in excess of the fair value of the net assets acquired.

         Cinemark International (a wholly-owned subsidiary of Cinemark USA, Inc.) has made the following direct investments in its foreign subsidiaries in 1999 and 2000, respectively.

(in millions)                                                                                 Central
                                        Brazilian     Argentine     Peruvian      Ecuador     American    Colombian      Taiwan
                                       Subsidiary    Subsidiary    Subsidiary   Subsidiary   Subsidiary   Subsidiary   Subsidiary
January 1, 1999 Capital contributed     $    26.0     $    10.0     $     1.5    $     2.1   $       --   $       --   $       --

1999 Capital contribution                     8.7          11.3            --          0.3          3.5          2.1          0.2
1999 Return of Capital                         --            --            --           --           --           --           --
1999 Ownership transfer to
     Cinemark USA, Inc.                                   (21.3)         (1.5)
                                        ---------     ---------     ---------    ---------    ---------    ---------    ---------
December 31, 1999 Capital contributed   $    34.7     $     0.0     $     0.0    $     2.4    $     3.5    $     2.1          0.2

2000 Capital contribution                     3.2            --            --           --           --           --          0.2
2000 Return of Capital                         --            --            --           --           --           --           --
2000 Ownership transfer to
     Cinemark USA, Inc.                        --            --            --           --           --           --           --
                                        ---------     ---------     ---------    ---------    ---------    ---------    ---------
December 31, 2000 Capital contributed   $    37.9     $       0     $       0    $     2.4    $     3.5    $     2.1    $     0.4
                                        =========     =========     =========    =========    =========    =========    =========

Ownership % as of December 31, 2000            60%            0%            0%          60%        50.1%          51%        50.5%


         Approximately $2.8 million of goodwill was recorded in 1999 as part of the investment in the Argentine subsidiary as an additional equity interest was acquired from the Cinemark International Argentine joint venture partners at a cost in excess of the fair value of the net assets acquired.

                       CINEMARK USA, INC. AND SUBSIDIARIES

6.       INVESTMENTS IN AND ADVANCES TO AFFILIATES

         The Company has the following investments in and advances to affiliates at December 31:

                                                                1999           2000
                                                             ----------     ----------
Entertainment Amusements Theatres- investment, at equity     $1,150,825     $1,051,065
Brainerd Ltd. - investment, at equity                           449,964        407,264
Cinemark Theatres Alberta, Inc. - investment, at equity         405,807        285,266
Fandango, Inc. - investment, at cost                                  --      4,233,333
Vectrix Corporation - investment, at cost                            --        259,650
Other                                                           282,957        695,630
                                                             ----------     ----------
                                    Total                    $2,289,553     $6,932,208
                                                             ==========     ==========


7.       DEFERRED CHARGES AND OTHER ASSETS

         Deferred charges and other assets at December 31 consist of the following:


                                                                      1999            2000
                                                                  -----------     -----------
Debt issue costs                                                  $ 8,042,147     $12,649,373
Intangible assets                                                     322,438         389,438
                                                                  -----------     -----------
                                    Total                           8,364,585      13,038,811
Less accumulated amortization                                       2,609,482       3,601,855
                                                                  -----------     -----------
                                    Net                             5,755,103       9,436,956

Foreign advanced rents                                             27,941,972      23,261,266
Construction advances and other deposits                           11,615,976       5,124,088
Capitalized licensing fees                                          2,575,000       4,350,000
Equipment to be placed in service                                   1,577,506       2,712,016
Interest rate cap agreement                                                --       1,694,000
Other                                                               2,308,339       3,229,116
                                                                  -----------     -----------
                                    Total                         $51,773,896     $49,807,442
                                                                  ===========     ===========

                       CINEMARK USA, INC. AND SUBSIDIARIES

8.       LONG-TERM DEBT

       Long-term debt at December 31 consists of the following:


                                                                1999             2000
                                                            ------------     ------------
Series B Senior Subordinated Notes due 2008,
         discussed below                                    $199,360,542     $199,435,042
Series D Senior Subordinated Notes due 2008,
         discussed below                                      76,742,481       76,539,473
Series B Senior Subordinated Notes due 2008,
         discussed below                                     104,141,667      104,241,667
Cinemark USA, Inc. Revolving credit line
         of $350,000,000, discussed below                    298,000,000      260,000,000
Cinemark Investments Corporation, Revolving credit line
         of $20,000,000, discussed below                      20,000,000       20,000,000
Cinemark Mexico (USA), Revolving credit line
         of $30,000,000, discussed below                      30,000,000       30,000,000
Cinema Properties, Inc. Note Payable with Lehman
         Brothers Bank, FSB, discussed below                          --       77,000,000
Cinemark Chile, S.A. Senior Notes Payable with Bank,
         discussed below                                      17,114,870       15,293,556
Cinemark International Notes Payable with
         Argentine Partners, discussed below                  11,330,000               --
Cinemark Brasil, S.A. Notes Payable with Bank,
         discussed below                                       7,550,785       13,352,486
Other long-term debt                                          14,172,733       14,460,519
                                                            ------------     ------------
Total long-term debt                                         778,413,078      810,322,743
Less current portion                                          21,420,579       32,767,581
                                                            ------------     ------------
Long-term debt, less current portion                        $756,992,499     $777,555,162
                                                            ============     ============


         In August 1996, the Company issued $200 million principal amount of 9-5/8% Series A Senior Subordinated Notes (the "Series A Notes") to qualified institutional buyers in reliance on Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"). The Series A Notes were issued at 99.553% of the principal face amount (a discount of $4.47 per $1,000 principal amount). The net proceeds to the Company from the issuance of the Series A Notes (net of discount, fees and expenses) were approximately $193.2 million. In November 1996, the Company completed an offer to exchange $200 million principal amount of 9-5/8% Series B Senior Subordinated Notes (the "Series B Notes") due 2008 which were registered under the Securities Act for a like principal amount of the Series A Notes. Interest on the Series B Notes is payable semi-annually on February 1 and August 1 of each year.

         In June 1997, the Company issued $75 million principal amount of 9-5/8% Series C Senior Subordinated Notes (the "Series C Notes") to qualified institutional buyers in reliance on Rule 144A of the Securities Act. The Series C Notes were issued at 103% of the principal face amount. The net proceeds to the Company from the issuance of the Series C Notes (net of discount, fees and expenses) were approximately $77.1 million. In October 1997, the Company completed an offer to exchange $75 million principal amount of 9-5/8% Series D Senior Subordinated Notes (the "Series D Notes") due 2008 which were registered under the Securities Act for a like principal amount of the Series C Notes. Interest on the Series D Notes is payable semi-annually on February 1 and August 1 of each year.

                       CINEMARK USA, INC. AND SUBSIDIARIES

         In January 1998, the Company issued $105 million principal amount of 8-1/2% Series A Senior Subordinated Notes (the "Series A Notes") to qualified institutional buyers in reliance on Rule 144A of the Securities Act. The Series A Notes were issued at 99.0% of the principal face amount. The net proceeds to the Company from the issuance of the Series A Notes (net of discount fees and expenses) were approximately $103.8 million. In March 1998, the Company completed an offer to exchange $105 million principal amount of 8-1/2% Series B Senior Subordinated Notes (the "Series B Notes") due 2008 which were registered under the Securities Act for a like principal amount of the Series A Notes. Interest on the Series B Notes is payable semi-annually on February 1 and August 1 of each year.

         In February 1998, the Company replaced its existing credit facility with a reducing, revolving credit agreement (the "Credit Facility") through a group of banks for which Bank of America National Trust and Savings Association acts as Administrative Agent. The Credit Facility provides for loans to the Company of up to $350 million in the aggregate. The Credit Facility is a reducing revolving credit facility, with commitments automatically reduced each calendar quarter by 2.5%, 3.75%, 5.0%, 6.25% and 6.25% of the aggregate $350 million in calendar year 2001, 2002, 2003, 2004 and 2005, respectively, until the Credit Facility matures in 2006. The Company is required to prepay all loans outstanding under the Credit Facility in excess of the aggregate commitment as reduced pursuant to the terms of the Credit Facility. Borrowings are secured by a pledge of a majority of the issued and outstanding Capital stock of the Company, and the credit agreement requires that the Company maintain certain financial ratios; restricts the payment of dividends, payment of subordinated debt prior to maturity and issuance of preferred stock and other indebtedness; and contains other restrictive covenants typical for agreements of this type. Pursuant to the terms of the Credit Facility, funds borrowed bear interest at a rate per annum equal to the Offshore Rate (as defined in the Credit Facility) or the Base Rate (as defined in the Credit Facility, as the case may be), plus the Applicable Margin (as defined in the Credit Facility). The effective interest rate on such borrowings as of December 31, 2000 is 8.8% per annum.

         In September 1998, Cinemark Investments Corporation executed a credit agreement with Bank of America that provides Cinemark Investments Corporation up to $20 million in the aggregate under a revolving line of credit facility (the "Cinemark Investments Credit Agreement") due September 2001. The Cinemark Investments Credit Agreement is secured by an assignment of certain fixed rate notes issued by Cinemark Brasil, S.A. to Cinemark Investments Corporation and an unconditional guaranty by the Company. Pursuant to the terms of the Cinemark Investments Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate or the Base Rate (both as defined in the Cinemark Investments Credit Agreement) as the case may be. Cinemark Investments Corporation borrowed $20 million under the Cinemark Investments Credit Agreement, the proceeds of which were used to purchase fixed rate notes issued by Cinemark Brasil, S.A. bearing interest at 13.25%. The effective interest rate on such borrowings as of December 31, 2000 is 9.2% per annum.

         In November 1998, Cinemark Mexico executed a credit agreement with Bank of America National Trust and Savings Association (the "Cinemark Mexico Credit Agreement"). The Cinemark Mexico Credit Agreement is a revolving credit facility and provides for a loan to Cinemark Mexico of up to $30 million in the aggregate. The Cinemark Mexico Credit Agreement is secured by a pledge of 65% of the stock of Cinemark de Mexico, S.A. de C.V. and an unconditional guaranty by the Company. Pursuant to the terms of the Cinemark Mexico Credit Agreement, funds borrowed bear interest at a rate per annum equal

                       CINEMARK USA, INC. AND SUBSIDIARIES
to the Offshore Rate (as defined in the Cinemark Mexico Credit Agreement) or the Base Rate (as defined in the Cinemark Mexico Credit Agreement), as the case may be, plus the Applicable Margin (as defined in the Cinemark Mexico Credit Agreement). Cinemark Mexico borrowed $30 million under the Cinemark Mexico Credit Agreement, the proceeds of which were used to repay an intercompany loan of Cinemark Mexico from Cinemark International. Cinemark International used the proceeds of such repayment to repay all outstanding indebtedness under its then existing credit facility. In September 2000, Cinemark Mexico and the banks party to the Cinemark Mexico Credit Agreement executed an amendment which among other things extended the maturity date of the Cinemark Mexico Credit Agreement and increased the rate of interest paid on borrowings thereunder. Pursuant to the amendment, Cinemark Mexico is to make principal payments of $500,000 in the third and fourth quarters of 2001, $1,500,000 per quarter in 2002 and the remaining principal outstanding in January 2003. The effective interest rate on such borrowings as of December 31, 2000 is 9.7% per annum.

         In December 2000, Cinema Properties, Inc., a wholly-owned Unrestricted Subsidiary (as those terms are defined in the Credit Facility and the Senior Subordinated Note Indentures), completed a $77 million loan transaction with Lehman Brothers Bank, FSB (the "Cinema Properties Facility"). The Cinema Properties Facility is a term loan with a December 31, 2003 maturity date. Cinema Properties, Inc. has the ability to extend the maturity date two times for one year each. At the lenders discretion, Cinema Properties, Inc. may be required to make principal payments of $1.5 million in the third and fourth quarters of 2002 with the remaining principal outstanding throughout 2003. Pursuant to the terms of the Cinema Properties Facility, funds borrowed bear interest at a rate per annum equal to LIBOR (as defined in the Cinema Properties Facility) plus the applicable margin. Borrowings are secured by, among other things, a mortgage placed on six of Cinema Properties, Inc.'s theatres and certain equipment leases. Cinema Properties, Inc. has a separate legal existence, separate assets, separate creditors and separate financial statements. The assets of Cinema Properties, Inc. are not available to satisfy the debts of any of the other entities included in these consolidated financial statements. The Cinema Properties Facility also requires Cinema Properties, Inc. to comply with an interest coverage ratio requirement. Cinema Properties, Inc. purchased from Lehman Brothers Derivative Products, Inc. an Interest Rate Cap Agreement with a notional amount equal to $77 million with a five year term and a strike rate equal to three month LIBOR as of the date of closing. Three month LIBOR as of the date of closing was 6.58%. The net proceeds from the loan (net of fees and expenses) were $70.9 million. The proceeds were distributed to the Company, and the Company used such funds to complete the Company's domestic construction program for 2000 and to reduce outstanding debt under the Company's existing Credit Facility. As of December 31, 2000, the average interest rate on such borrowing was 12.3% per annum.

         Cinemark Chile, S.A. became a consolidated subsidiary of the company effective January 1, 1999. Prior to that date, Cinemark Chile, S.A. had executed four senior note payable agreements with a local bank for the U.S. dollar equivalent of $6.0 million, $3.0 million, $4.5 million and $3.5 million in December 1997, July 1998, November 1998 and December 1998, respectively. These notes were each in Chilean pesos, adjusted for inflation, at the respective borrowing dates. Interest is assessed for three notes at the 90-day TAB rate (Chile's Central Bank interbank rate) plus 1.5% per annum, adjusted for inflation, and for the other note (December 1998) at the 180-day TAB rate plus 1.5% per annum, adjusted for inflation, and is paid quarterly for three of the notes and semi-annually for the December 1998 note. The term on all four notes is five years with a two year grace period on principal. All four notes are directly or indirectly guaranteed by Cinemark International. The effective interest rates on the four notes as of December 31, 2000 are approximately 6.2% per annum.

                       CINEMARK USA, INC. AND SUBSIDIARIES

       In September 1999, Cinemark International acquired all of the shares of its Argentine joint venture partner, Prodecine S.A., which held the remaining 50% of the shares of Cinemark Argentina, S.A. Cinemark International paid $2.8 million in cash and delivered the following promissory notes bearing interest at the rate of 10% per annum: (a) totaling US$2.5 million due January 2000, (b) totaling US$2.5 million due April 2000, (c) totaling A$2.5 million pesos due July 2000, (d) totaling A$3.5 million pesos due October 2000. At December 31, 2000, all four notes and related accrued interest had been paid.

       Cinemark Brasil, S.A. currently has four main types of funding sources executed through nine separate local and international banks. These include: a) BNDES automatic in the amount of US$5.4 million executed October 1999 at a term of 5 years with nine months grace period at a BNDES basket rate (which is a multiple currency rate based on the rate at which the bank borrows) plus spread totalling 14.5%, b) FINAME/BNDES facility executed December 1999 in the amount of R$450,000 (equivalent to US$225,000) for a term of 3 years with 6 months grace period at a BNDES basket rate plus spread totalling 14.4%, c) Import financing executed between April 2000 through December 2000 in the amount of US$6.3 million at a term of 120 to 365 days at a rate of libor +2.8-5.15%, d) Project developer financing executed between September 2000 through December 2000 in the amount of US$1.8 million for a term of 5 years with a 6 month grace period at a rate of TJLP+5%. Each of these sources have varying guarantees including comfort letters from Cinemark International, promissory notes for up to 130% of the value, a revenue reserve account and equipment collateral. The effective interest rates on these notes at December 31, 2000 are approximately 13.2% per annum.

       Long-term debt at December 31, 2000, matures as follows: $32,767,581 in 2001; $16,533,885 in 2002; $175,225,762 in 2003; $91,476,362 in 2004;
$94,878,185 in 2005 and $399,440,968 thereafter.

       The estimated fair value of the Company's long-term debt of $810.3 million at December 31, 2000, was approximately $840 million. Such amounts do not include prepayment penalties which would be incurred upon the early extinguishment of certain debt issues.

     Debt Issue Costs - Debt issue costs of $8,042,147 and $12,649,373, net of accumulated amortization of $2,498,618 and $3,346,706 related to the Subordinated Notes, the Credit Facility, the Cinemark Investments Credit Agreement, the Cinemark Mexico Credit Agreement, the Note Payable with Lehman Brothers Bank, FSB and other debt agreements are included in deferred charges at December 31, 1999 and 2000, respectively.

                       CINEMARK USA, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.        INCOME TAXES

         Income tax expense below includes benefits from the cumulative effect of a change in accounting principle in 1999 of $417,570 and consists of the following:

                                                          1998             1999              2000
                                                      ------------     ------------      ------------
Income (loss) before income taxes and cumulative
effect of an accounting change:
         United States                                $ 22,182,145     $  1,650,202      $(19,346,190)
         Foreign                                           294,839        6,061,587         9,174,826
                                                      ------------     ------------      ------------
                           Total                        22,476,984        7,711,789       (10,171,364)
                                                      ============     ============      ============
Current:
         Federal                                      $  4,310,000     $ (1,173,611)     $   (195,831)
         Foreign income taxes                              969,688        2,274,967         3,798,680
         State                                           1,011,454          215,129           (94,801)
                                                      ------------     ------------      ------------
                           Total current expense         6,291,142        1,316,485         3,508,048
Deferred:
         Federal                                         4,221,438       (1,314,858)       (5,630,239)
         Foreign                                           656,442        3,586,790         2,439,635
         State                                             299,433         (298,270)          (65,723)
                                                      ------------     ------------      ------------
                           Total deferred expense        5,177,313        1,973,662        (3,256,327)
                                                      ------------     ------------      ------------
                           Income tax expense         $ 11,468,455     $  3,290,147      $    251,721
                                                      ============     ============      ============


         A reconciliation between income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income before income taxes follows:

                                                               1998              1999             2000
                                                           ------------      ------------      ------------

Computed normal tax expense                                $  7,866,944      $  2,699,126      $ (3,559,977)
Goodwill amortization, not deductible for tax purposes          108,052           353,069           284,389
Foreign inflation adjustments - depreciation,
         exchange gain/loss, interest                          (517,815)         (796,699)          (24,208)
State and local income taxes, net of federal income
         tax effect                                             947,428            89,940          (185,248)
Undistributed foreign earnings                                2,159,642            33,243                --
Adoption of APB 23 on prior undistributed earnings                   --        (2,167,642)               --
Foreign subsidiaries losses not benefited                       460,463         1,858,930         1,201,608
Foreign tax rate differential                                   273,994         1,366,220         1,091,943
Jobs tax credits                                                (29,635)          (56,569)           23,441
Other - net                                                     199,382           (89,471)        1,419,773
                                                           ------------      ------------      ------------
                                                           $ 11,468,455      $  3,290,147      $    251,721
                                                           ============      ============      ============

                       CINEMARK USA, INC. AND SUBSIDIARIES

       Deferred income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Deferred income taxes are provided under the liability method related to temporary differences based on tax laws and statutory rates in effect at December 31, 1999 and 2000. The tax effects of significant temporary differences and tax loss and tax credit carryforwards comprising the net long-term deferred income tax liability at December 31, 1999 and 2000, consist of the following:


                                                                                  1999              2000
                                                                              ------------      ------------
Deferred liabilities:
         Fixed assets                                                         $ 36,367,161      $ 46,694,060
         Basis difference of assets acquired                                        84,835            84,835
         Foreign currency adjustment                                             2,803,678         2,803,678
         Other                                                                   2,500,550         3,536,756
                                                                              ------------      ------------
                                            Total                               41,756,224        53,119,329
                                                                              ------------      ------------
Deferred assets:
         Deferred lease expense                                                  4,672,756         6,292,645
         Section 263(a) inventory adjustment                                     2,692,344         2,722,495
         Amortization of unearned compensation                                   2,317,507         2,311,818
         Self-insurance accruals                                                   647,973           645,615
         Asset impairment loss                                                   6,346,305         7,105,860
         Sale/leaseback gain                                                     3,162,499         2,545,710
         Deferred screen advertising                                                    --         4,715,733
         Foreign net operating loss carryforward                                 5,852,118         6,416,083
         Valuation allowance - foreign net operating loss carryforward          (4,863,297)       (6,249,351)
         Federal net operating loss carryforward                                        --         3,901,180
         AMT credit carryforward                                                   951,871         6,027,625
         Other expenses, not currently deductible for tax purposes               1,888,144         1,852,238
                                                                              ------------      ------------
                                            Total                               23,668,220        38,287,651
                                                                              ------------      ------------
Net long-term deferred income tax liability                                   $ 18,088,004      $ 14,831,678
                                                                              ============      ============


         The Company's AMT credit carryforward may be carried forward indefinitely. The foreign net operating losses will expire beginning in 2002, however, some losses may be carried forward indefinitely. A valuation allowance has been established for substantially all of these foreign net operating losses. The unused portion of the federal net operating loss will expire in 2020.

         Beginning January 1, 1999, management plans to reinvest the undistributed earnings of its foreign subsidiaries located in Mexico, Peru, Argentina and Honduras. As a result, for years beginning after 1998, deferred U.S. federal income taxes are not provided on the undistributed earnings of these foreign subsidiaries in accordance with Accounting Principles Board (APB) Opinion No. 23.

         The cumulative amount of undistributed earnings of these foreign subsidiaries on which the Company has not provided deferred taxes is $21,508,691.


10.      COMMITMENTS AND CONTINGENCIES

         Leases - The Company conducts a significant part of its theatre operations in leased premises under noncancelable operating leases with terms of 5 to 30 years. In addition to the minimum annual lease payment, most of these leases provide for contingent rentals based on operating results and require the payment of taxes, insurance and other costs applicable to the property. Generally, these leases include renewal options for various periods at stipulated rates. Some leases also provide for escalating rent payments throughout the lease term. Deferred lease expenses of $16,188,800 and $20,475,247 at

                       CINEMARK USA, INC. AND SUBSIDIARIES

December 31, 1999 and 2000, respectively, have been provided to account for lease expenses on a straight-line basis, where lease payments are not made on such basis. Rent expense for the years ended December 31, 1998, 1999 and 2000 totaled $61,713,480, $89,931,024 and $109,898,692, respectively.

       In February 1998, the Company completed a sale leaseback transaction with affiliates of Primus Capital, L.L.C. (the "Sale Leaseback"). Pursuant to the Sale Leaseback, the Company sold the land, buildings and site improvements of twelve theatre properties to special purpose entities formed by Primus Capital, L.L.C. for an aggregate purchase price equal to approximately $131.5 million resulting in a gain on disposal of the properties of $3,790,759. In October 1998, the Company completed a second sale leaseback transaction with affiliates of Primus Capital, L.L.C. (the "Second Sale Leaseback"). Pursuant to the Second Sale Leaseback, the Company sold the land, building and site improvements of one theatre property to a special purpose entity for an aggregate purchase price equal to approximately $13.9 million resulting in a gain on disposal of the property of $700,000. In December 1999, the Company completed a third sale leaseback transaction (the "Third Sale Leaseback") pursuant to which the Company sold the land, building and site improvements of its corporate office for an aggregate purchase price equal to approximately $20.3 million resulting in a gain on disposal of the property of $1,470,000. The Company deferred the entire gain of $5,960,759 from all three sale leaseback transactions and is recognizing them evenly over the lives of the leases (ranging from 10 to 20 years). As of December 31, 2000, $856,298 of the deferred gain has been recognized leaving an aggregate deferred gain of $5,104,461. Future minimum payments under these leases are due as follows: $16,175,438 in 2001, $16,175,438 in 2002, $16,175,438
in 2003, $16,175,438 in 2004, $16,175,438 in 2005 and $201,750,252 thereafter.

       Future minimum payments under noncancelable capital leases and operating leases (including leases under the aforementioned sale leaseback transactions) with initial or remaining terms in excess of one year at December 31, 2000, are due as follows:

                                                Capital           Operating
                                                 Leases             Leases             Totals
                                             --------------     --------------     --------------
2001 ...................................     $      305,600     $   98,516,116     $   98,821,716
2002 ...................................            264,733        102,785,980        103,050,713
2003 ...................................            247,578        103,556,390        103,803,968
2004 ...................................                 --        103,549,437        103,549,437
2005 ...................................                 --        103,429,047        103,429,047
Thereafter .............................                 --      1,097,390,178      1,097,390,178
                                             --------------     --------------     --------------
Total ..................................     $      817,911     $1,609,227,148     $1,610,045,059
                                             ==============     ==============     ==============

     The aggregate future minimum payments under noncancelable capital leases relates to leased equipment. The interest amount included in the aggregate future minimum payments under noncancelable capital leases is $67,527 in the aggregate.

     Employment Agreements - As of December 31, 2000, the Company has employment agreements with certain principal officers and a shareholder providing for total minimum future annual payments in 2001 of $686,731. These employment agreements terminate on the earlier of death, permanent disability or December 31, 2001.

                       CINEMARK USA, INC. AND SUBSIDIARIES

         Retirement Savings Plan - The Company has a 401(k) profit sharing plan for the benefit of all employees and makes contributions as determined annually by the Board of Directors. Contributions of $828,890, $982,213 and $1,042,442 were recorded in 1998, 1999 and 2000, respectively. An additional liability of $615,675 has been recorded at December 31, 2000 for additional contributions related to years prior to 1999.


         Letters of Credit and Collateral - The Company had outstanding letters of credit of $1,240,508 and $996,438 in connection with property and liability insurance coverage, sales tax and environmental matters at December 31, 1999 and 2000, respectively.

         Litigation and Litigation Settlements - The Company currently is a defendant in certain litigation proceedings alleging certain violations of the Americans with Disabilities Act of 1990 (the "ADA") relating to the accessibility of certain theatre seating to patrons using wheelchairs.

         In August 1998, the federal district judge presiding over a case in El Paso, TX (Lara, et al versus Cinemark USA, Inc.) granted plaintiffs motion for summary judgement ruling the Company's stadium theatre design is in violation of the ADA. The Company appealed this ruling to the Fifth Circuit Court of Appeals. In April 2000, the Fifth Circuit Court of Appeals reversed the ruling of the federal district judge and rendered judgement in favor of the Company holding that the Company's theatre subject to the Lara lawsuit complied with the ADA. As a result of the Lara decision by the Fifth Circuit Court of Appeals, similar cases filed in Austin, Houston, Beaumont and Mission, Texas have been dismissed with prejudice.

         In March 1999, the DOJ filed suit in the United States District Court, Northern District of Ohio, Eastern Division, against the Company alleging certain violations of the ADA relating to patrons using wheelchairs. The Company is vigorously defending this suit. Although the Company is unable to predict the outcome of this litigation, management believes the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows.

         In February 2000, certain plaintiffs filed suit in the United States District Court for the District of Oregon against the Company, Regal Cinemas, Inc., Century Theatres, Inc., and Carmike Cinemas, Inc. alleging certain violations of the ADA relating to accessibility of movie theatres for deaf patrons. The Company has filed an answer denying the allegations. Although the Company is unable to predict the outcome of this litigation, management believes the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows.

         The Company is also currently a defendant in litigation proceedings alleging unsolicited facsimile advertisements were sent by the Company in violation of federal and state law. In November 2000, certain plaintiffs brought this alleged class action on behalf of themselves and purportedly on behalf of all others similarly situated. The plaintiffs are an individual and his law firm who allege that they were sent unsolicited facsimile advertisements on behalf of the Company in violation of federal and state law. The plaintiffs seek certification of the case as a class action and the right to recover on their own behalf and on behalf of the alleged class $500 per alleged violation, three times the damages, and unspecified damages for the alleged negligence per se of the Company. The Company was successful in having this case moved to Collin County, Texas. The Company is vigorously defending this suit. Although the Company is unable to predict the outcome of this litigation, management believes the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows.

         From time to time, the Company is involved in other legal proceedings arising from the ordinary course of its business operations, such as personal injury claims, employment matters and contractual disputes. The Company also believes that its potential liability with respect to other proceedings currently pending is not material in the aggregate to the Company's financial position, results of operations and cash flows.


11.      MINORITY INTERESTS IN SUBSIDIARIES

         Common Shareholders' Equity - Minority ownership interests in subsidiaries of the Company are as follows at December 31:

                                                          1999             2000
                                                       -----------     -----------

Cinemark Brasil, S.A. - 40% interest                   $18,073,974     $16,625,590
Cinemark Partners II - 49% interest                      5,323,835       5,822,593
Cinemark Equity Holdings Corp. (Central America) -
49.9% interest                                           2,421,219       2,490,476
Cinemark Colombia, S.A. - 49% interest                   2,009,627       1,551,712
Cinemark del Ecuador, S.A. - 40% interest                  798,613         605,924
Others                                                   1,185,075         595,232
                                                       -----------     -----------
                                    Total              $29,812,343     $27,691,527
                                                       ===========     ===========

                       CINEMARK USA, INC. AND SUBSIDIARIES

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

     In February 2000, the Company repurchased 34 shares of its Class B Common stock as treasury stock from a former employee of the Company.

     Employee Stock Option Plan - Under terms of the Company's stock option plan, nonqualified options to purchase up to 10,685 shares of the Company's Class B Common stock may be granted to key employees. All options vest and are exercisable over a period of five years from the date of grant and expire ten years from the date of grant. A summary of the Company's Employee Stock Option Plan activity and related information for the years ended December 31, 1998, 1999 and 2000 is as follows:

                                                   1998                        1999                           2000
                                      -----------------------------  ----------------------------  -----------------------------
                                                       Weighted                      Weighted                       Weighted
                                                        Average                       Average                        Average
                                         Shares      Exercise Price     Shares     Exercise Price     Shares      Exercise Price
                                      ------------   --------------  ------------  --------------  ------------   --------------
Outstanding at January 1                     7,165    $          1          7,121   $          1          7,121    $          1
Granted                                        470               1             --             --             --              --
Forfeited                                      (40)              1             --             --           (115)              1
Reissued                                        40               1             --             --             --              --
Exercised                                      (60)              1             --             --           (709)              1
Repurchased                                   (454)              1             --             --           (159)              1
                                      ------------    ------------   ------------   ------------   ------------    ------------
Outstanding at December 31                   7,121    $          1          7,121   $          1          6,138    $          1
                                      ============    ============   ============   ============   ============    ============

Options exercisable at December 31           6,449    $          1          6,449   $          1          5,782    $          1
                                      ============    ============   ============   ============   ============    ============

       The weighted average remaining contractual life of the 6,138 options outstanding at December 31, 2000 is two years.

     The Company believes that the market value of a share of Class B Common stock on the date of grant for the 470 shares granted in January 1998 exceeded the option price by approximately $1,800. As a result, the Company accrued $846,000 for unearned compensation and has been amortizing this noncash expense at a rate of $169,200 per year during the five year vesting period for the options granted. The Company repurchased options to purchase 454 shares of Class B Common stock held by a retiring employee in July 1998. The aggregate purchase price for such options was approximately $817,000 which is included in salaries and wages expense. The Company repurchased options to purchase 159 shares of Class B Common stock held by an employee in February 2000. The aggregate purchase price for such options was approximately $266,000, of which approximately $198,000 is included in salaries and wages expense.

                       CINEMARK USA, INC. AND SUBSIDIARIES

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

         A summary of the Company's Independent Directors Stock Option Plan activity and related information for the years ended December 31, 1998, 1999 and 2000 is as follows:


                                                 1998                          1999                          2000
                                      ---------------------------   ---------------------------   ---------------------------
                                                      Weighted                      Weighted                      Weighted
                                                       Average                       Average                       Average
                                         Shares     Exercise Price     Shares     Exercise Price     Shares     Exercise Price
                                      ------------   ------------   ------------   ------------   ------------   ------------
Outstanding at January 1                       600   $          1            800   $          1            800   $          1
Granted                                        200              1             --             --             --             --
Forfeited                                       --             --             --             --             --             --
Exercised                                       --             --             --             --             --             --
                                      ------------   ------------   ------------   ------------   ------------   ------------
Outstanding at December 31                     800   $          1            800   $          1            800   $          1
                                      ============   ============   ============   ============   ============   ============

Options exercisable at December 31             600   $          1            600   $          1            600   $          1
                                      ============   ============   ============   ============   ============   ============


         The weighted average remaining contractual life of the 800 options outstanding at December 31, 2000 is four years.

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

         Long-Term Incentive Plan - In November 1998, the Board approved a Long-Term Incentive Plan (the "1998 Plan") under which the Compensation Committee of the Board of Directors, in its sole discretion, may grant employees incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards performance units, performance shares or phantom stock up to an aggregate of 9,794 shares of the Company's Class B Common stock. The Compensation Committee has the discretion to set the exercise price and the term (up to ten years) of the options. All awards under the 1998 Plan vest at the rate of one-fifth of the total award per year beginning one year from the date of grant, subject to acceleration by the Compensation Committee. An employee's award under the 1998 Plan is forfeited if the employee is terminated for cause. Upon termination of the employee's employment with the Company, the Company has the option to repurchase the award at the fair market value of the shares of Class B common stock vested under such award provided that no public market exists for any class of Common stock of the Company.

                       CINEMARK USA, INC. AND SUBSIDIARIES

       A summary of the Company's Long-Term Incentive Stock Option Plan activity and related information for the years ended December 31, 1998, 1999 and 2000 is as follows:


                                                  1998                           1999                          2000
                                      -----------------------------  -----------------------------  ----------------------------
                                                       Weighted                       Weighted                      Weighted
                                                        Average                        Average                      Average
                                         Shares      Exercise Price     Shares      Exercise Price     Shares     Exercise Price
                                      ------------   --------------  ------------   --------------  ------------  --------------
Outstanding at January 1                        --    $         --          5,450    $      1,674          5,365   $      1,674
Granted                                      5,450           1,674             40           1,674             50          1,674
Forfeited                                       --              --           (125)          1,674           (600)         1,674
Exercised                                       --              --             --              --             --             --
                                      ------------    ------------   ------------    ------------   ------------   ------------
Outstanding at December 31                   5,450    $      1,674          5,365    $      1,674          4,815   $      1,674
                                      ============    ============   ============    ============   ============   ============

Options exercisable at December 31              --    $         --            816    $      1,674          1,916   $      1,674
                                      ============    ============   ============    ============   ============   ============


         The weighted average remaining contractual life of the 4,815 options outstanding at December 31, 2000 is eight years.

         The Company believes that the market value of a share of Class B Common stock on the date of grant for the 5,450 shares granted in December 1998 exceeded the option price by approximately $426. As a result, the Company accrued $2,321,700 for unearned compensation and has been amortizing the noncash expense at a rate of $464,340 per year during the five year vesting period for the options granted. The Company believes that the market value of a share of Class B Common stock on the date of grant for the 40 options granted in January 1999 exceeded the option price by approximately $426. As a result, the Company accrued $17,040 for unearned compensation and has been amortizing this non-cash expense at a rate of $3,408 per year during the five year vesting period for the options granted. The Company believes the market value of a share of Class B Common stock on the date of grant for the 50 options granted in January 2000 did not exceed the option price of $1,674 and thus no compensation expense was recorded. The long-term incentive options expire ten years from the date of grant.

         The excess of the estimated fair market value of the stock at the dates of the grant over the exercise price of the various options are accounted for as additional paid-in-capital and as unearned compensation, which is amortized to operations over the vesting period. As a result of the above grants, unearned compensation of $3,587,500, $17,040 and $0 was recorded in 1998, 1999 and 2000, respectively. Compensation expense under these stock option plans was $851,375, $1,049,176 and $1,114,454 in 1998, 1999 and 2000, respectively, of which,
$198,432 of the compensation expense recorded in 2000 reflected actual compensation expense (as opposed to non-cash amortization) paid out to an employee upon the repurchase of options by the Company.

         The Company applies APB Opinion 25 and related interpretations in accounting for the Company's stock option plans, as described below. Had compensation costs for the Company's stock option plans been determined based on the fair value at the date of grant for awards under the plans consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, utilizing the Black-Scholes option pricing model, the effect on income and earnings per share would not have changed from the amounts presented in the financial statements. The results are substantially the same pursuant to SFAS No. 123 as a result of the value of the underlying stock at the date of grant being significantly higher than the exercise price of all the options issued prior to 2000 and due to the insignificant number of options granted in 2000.

                       CINEMARK USA, INC. AND SUBSIDIARIES

13.      OTHER RELATED PARTY TRANSACTIONS

         In addition to transactions discussed in other notes to the financial statements, the following transactions with related companies are included in the Company's financial statements:


                                                                1998         1999         2000
                                                             ----------   ----------   ----------
Facility lease expense - theatre and equipment leases with
shareholder affiliates                                       $  272,135   $  295,171   $  268,101
Video game machine income - a subsidiary of an affiliate      2,529,156    2,679,490    2,714,817
Management fees for property and theatre management             148,263       81,794      164,884


14.      FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

         The Company operates in a single industry as a motion picture exhibitor. The Company is a multinational corporation with consolidated operations in the United States, Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica and Colombia. Revenues and long-lived assets in the United States and Canada, Mexico, Brazil and other foreign countries for the years ended December 31 are as follows:


                                1998               1999               2000
                            -------------      -------------      -------------

Revenues

U.S. and Canada             $ 489,801,593      $ 556,592,053      $ 598,578,168
Mexico                         45,338,437         56,123,717         61,907,651
Brazil                         30,034,637         39,971,020         60,740,586
Other Foreign Countries         6,295,271         60,601,933         66,593,322
Eliminations                     (251,026)          (684,527)        (1,555,870)
                            -------------      -------------      -------------
         Total              $ 571,218,912      $ 712,604,196      $ 786,263,857
                            =============      =============      =============

Long-lived Assets

U.S. and Canada             $ 595,193,682      $ 746,317,091      $ 735,698,077
Mexico                         49,446,248         61,202,181         69,110,248
Brazil                         63,636,903         60,792,003         68,294,098
Other Foreign Countries        41,414,997         65,647,784         77,032,297
                            -------------      -------------      -------------
         Total              $ 749,691,830      $ 933,959,059      $ 950,134,720
                            =============      =============      =============

CINEMARK USA, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE A
CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 2000
================================================================================

                                                       RESTRICTED         UNRESTRICTED
ASSETS                                                   GROUP                GROUP             ELIMINATIONS         CONSOLIDATED

CURRENT ASSETS
    Cash and cash equivalents                        $     1,636,348      $    18,203,646                           $    19,839,994
    Inventories                                            2,923,745              811,210                                 3,734,955
    Co-op advertising and other receivables                 (261,898)           8,924,273             (416,351)           8,246,024
    Income tax receivable                                    895,015              567,706                                 1,462,721
    Prepaid expenses and other                             2,648,753              942,913                   --            3,591,666
                                                     ---------------      ---------------      ---------------      ---------------

      Total current assets                                 7,841,963           29,449,748             (416,351)          36,875,360

THEATRE PROPERTIES AND EQUIPMENT (net)                   733,404,042          216,730,678                               950,134,720

OTHER ASSETS
    Goodwill - net                                         9,038,104            7,788,636                                16,826,740
    Investments in and advances to affiliates            163,987,906              774,080         (157,829,778)           6,932,208
    Deferred charges and other - net                      34,421,417           15,386,025                                49,807,442
                                                     ---------------      ---------------      ---------------      ---------------

      Total other assets                                 207,447,427           23,948,741         (157,829,778)          73,566,390
                                                     ---------------      ---------------      ---------------      ---------------


TOTAL                                                $   948,693,432      $   270,129,167      $  (158,246,129)     $ 1,060,576,470
                                                     ===============      ===============      ===============      ===============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long-term debt                $     1,274,552      $    31,493,029                           $    32,767,581
    Accounts payable                                      23,218,722            5,220,105                                28,438,827
    Accrued film rentals                                  21,126,827            3,470,647                                24,597,474
    Accrued interest                                      18,299,224            1,557,239                                19,856,463
    Accrued payroll                                        9,581,783            1,015,857                                10,597,640
    Accrued property taxes and
       other current liabilities                          28,422,431            4,992,379             (416,351)          32,998,459
                                                     ---------------      ---------------      ---------------      ---------------

      Total current liabilities                          101,923,539           47,749,256             (416,351)         149,256,444

LONG-TERM LIABILITIES
    Long-term debt, less current portion                 676,240,196          101,314,966                   --          777,555,162
    Deferred income taxes                                 14,877,291              (45,613)                               14,831,678
    Deferred lease expenses                               20,009,150              466,097                                20,475,247
    Deferred gain on sale leaseback                        5,104,461                   --                                 5,104,461
    Deferred revenues and other
       long-term liabilities                              16,761,916               (9,802)                  --           16,752,114
                                                     ---------------      ---------------      ---------------      ---------------

      Total long-term liabilities                        732,993,014          101,725,648                   --          834,718,662

COMMITMENTS AND CONTINGENCIES (Note 10)                                                                                          --

MINORITY INTERESTS IN SUBSIDIARIES                         6,090,574           21,600,953                                27,691,527

SHAREHOLDERS' EQUITY
    Common stock                                          49,538,331           13,062,000          (13,062,000)          49,538,331
    Additional paid-in-capital                            13,198,615          144,767,778         (144,767,778)          13,198,615
    Unearned compensation - stock options                 (1,956,944)                                                    (1,956,944)
    Retained earnings (deficit)                           84,685,858          (35,233,291)            (735,000)          48,717,567
    Treasury stock                                       (24,232,890)                  --                               (24,232,890)
    Distributions                                                 --             (735,000)             735,000                   --
    Accumulated other comprehensive loss                 (13,546,665)         (22,808,177)                              (36,354,842)
                                                     ---------------      ---------------      ---------------      ---------------

      Total shareholders' equity                         107,686,305           99,053,310         (157,829,778)          48,909,837
                                                     ---------------      ---------------      ---------------      ---------------


TOTAL                                                $   948,693,432      $   270,129,167      $  (158,246,129)     $ 1,060,576,470
                                                     ===============      ===============      ===============      ===============

Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes.

CINEMARK USA, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE B
CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
YEAR ENDED DECEMBER 31, 2000
================================================================================

                                                              RESTRICTED     UNRESTRICTED
                                                                GROUP            GROUP        ELIMINATIONS     CONSOLIDATED
                                                            -------------    -------------    -------------    -------------

REVENUES                                                    $ 684,842,319    $ 102,977,408    $  (1,555,870)   $ 786,263,857

COSTS AND EXPENSES
      Cost of operations                                      533,004,646       81,558,707       (1,555,870)     613,007,483
      General and administrative expenses                      31,194,204        7,818,720                        39,012,924
      Depreciation and amortization                            52,811,219       13,299,336                        66,110,555
      Asset impairment loss                                     3,872,126               --                         3,872,126
      Loss on sale of assets                                      813,533           98,765                           912,298
                                                            -------------    -------------    -------------    -------------

      Total                                                   621,695,728      102,775,528       (1,555,870)     722,915,386

OPERATING INCOME                                               63,146,591          201,880               --       63,348,471

OTHER INCOME (EXPENSE)
      Interest expense                                        (66,622,680)      (6,354,592)              --      (72,977,272)
      Amortization of debt issue cost and debt discount          (963,503)         (96,446)                       (1,059,949)
      Interest income                                             538,074          506,761               --        1,044,835
      Foreign currency exchange gain (loss)                       375,884         (843,038)              --         (467,154)
      Equity in income (loss) of affiliates                        10,540          (18,033)                           (7,493)
      Dividend income                                             735,000               --         (735,000)              --
      Minority interests in (income) loss of subsidiaries      (1,375,921)       1,323,119                           (52,802)
                                                            -------------    -------------    -------------    -------------

      Total                                                   (67,302,606)      (5,482,229)        (735,000)     (73,519,835)
                                                            -------------    -------------    -------------    -------------

LOSS BEFORE INCOME TAXES                                       (4,156,015)      (5,280,349)        (735,000)     (10,171,364)

INCOME TAXES (BENEFIT)                                            420,646         (168,925)              --          251,721
                                                            -------------    -------------    -------------    -------------

NET LOSS                                                    $  (4,576,661)   $  (5,111,424)   $    (735,000)   $ (10,423,085)
                                                            =============    =============    =============    =============

Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes.

CINEMARK USA, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE C
CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
YEAR ENDED DECEMBER 31, 2000
================================================================================

                                                                    RESTRICTED      UNRESTRICTED
                                                                      GROUP             GROUP        ELIMINATIONS    CONSOLIDATED

OPERATING ACTIVITIES
     Net loss                                                      $  (4,576,661)   $  (5,111,424)   $    (735,000)  $ (10,423,085)

     Noncash items in net loss:
        Depreciation                                                  51,389,432       12,553,699                       63,943,131
        Amortization - intangibles and other assets                    2,210,790          842,083                        3,052,873
        Loss on impairment of assets                                   3,872,126                                         3,872,126
        Amortization of gain on sale leaseback                          (365,920)              --               --        (365,920)
        Deferred lease expenses                                        4,112,187          174,260                        4,286,447
        Amortization of foreign advanced rents                         1,639,963          883,113                        2,523,076
        Amortization of debt discount and premium                        (28,507)                                          (28,507)
        Amortized compensation - stock options                           916,022               --               --         916,022
        (Gain) loss on sale of assets                                    813,533           98,765               --         912,298
        Deferred income tax expenses                                  (3,203,962)         (52,364)                      (3,256,326)
        Equity in (income) loss of affiliates                            (10,540)          18,033               --           7,493
        Minority interests in income (loss) of subsidiaries            1,375,921       (1,323,119)              --          52,802
     Cash provided by (used for) operating working capital           (32,605,699)      29,794,440               --      (2,811,259)
                                                                   -------------    -------------    -------------   -------------

            Net cash provided by (used for) operating activities      25,538,685       37,877,486         (735,000)     62,681,171

INVESTING ACTIVITIES
     Additions to theatre properties and equipment                   (91,533,509)     (21,547,109)                    (113,080,618)
     Sale of theatre properties and equipment                         23,063,388          211,851                       23,275,239
     Transfer of theatre properties and equipment                     97,679,985      (97,679,985)                              --
     Decrease (increase) in other assets, investments in and
        advances to affiliates                                       (30,558,870)      27,964,428          735,000      (1,859,442)
                                                                   -------------    -------------    -------------   -------------

        Net cash provided by (used for) investing activities          (1,349,006)     (91,050,815)         735,000     (91,664,821)

FINANCING ACTIVITIES
     Increase in long-term debt                                      120,624,955       89,828,952                      210,453,907
     Reductions of long-term debt                                   (159,253,417)     (19,262,318)                    (178,515,735)
     Costs of debt financing                                                  --       (4,607,226)              --      (4,607,226)
     Increase (decrease) in deferred revenues
          and other long-term liabilities                             15,368,590          (42,948)                      15,325,642
     Minority investment in subsidiaries, net                         (1,461,397)        (712,221)                      (2,173,618)
     Impact from stock and option transactions                          (309,183)              --                         (309,183)
                                                                   -------------    -------------    -------------   -------------

        Net cash provided by (used for) financing activities         (25,030,452)      65,204,239               --      40,173,787

EFFECT OF EXCHANGE RATE CHANGES
     ON CASH AND CASH EQUIVALENTS                                        (33,245)        (189,055)                        (222,300)
                                                                   -------------    -------------    -------------   -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (874,018)      11,841,855               --      10,967,837

CASH AND CASH EQUIVALENTS:
     Beginning of period                                               2,510,366        6,361,791                        8,872,157
                                                                   -------------    -------------    -------------   -------------

     End of period                                                 $   1,636,348    $  18,203,646    $          --   $  19,839,994
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

                                    EXHIBITS

                                       TO

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       FOR

                               CINEMARK USA, INC.

                              FOR FISCAL YEAR ENDED
                                DECEMBER 31, 2000

                                 EXHIBIT INDEX

                                                                                         PAGE NUMBER OR
EXHIBIT                                                                                  INCORPORATION BY
NUMBER            DESCRIPTION                                                            REFERENCE TO
------            -----------                                                            ----------------
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


3.1(b)            Articles of Merger filed with the Texas Secretary of State on          Exhibit 3.1(b) to the
                  June 27, 1988 merging Gulf Drive-In Theatres, Inc. and                 Company's Registration
                  Cinemark of Louisiana, Inc. into the Company                           Statement (file 33-47040)
                                                                                         on Form S-1 filed on
                                                                                         April 9, 1992

3.1(c)            Articles of Merger filed with the Texas Secretary of State             Exhibit 3.1(d) to the
                  dated October 27, 1989 merging Premiere Cinemas Corp. into the         Company's Registration
                  Company                                                                Statement (file 33-47040)
                                                                                         on Form S-1 filed on
                                                                                         April 9, 1992

3.1(d)            Articles of Merger filed with the Texas Secretary of State             Exhibit 3.1(e) to the
                  dated October 27, 1989 merging Tri-State Entertainment                 Company's Registration
                  Incorporated into the Company                                          Statement (file 33-47040)
                                                                                         on Form S-1 filed on
                                                                                         April 9, 1992

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

                                                                                         PAGE NUMBER OR
EXHIBIT                                                                                  INCORPORATION BY
NUMBER            DESCRIPTION                                                            REFERENCE TO
------            -----------                                                            ----------------
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

10.1(b)           Indenture dated June 26, 1997 between the Company and U.S.             Exhibit 4.1 to the
                  Trust Company of Texas, N.A. governing the Notes, with a form          Company's Registration
                  of Series C Note attached                                              Statement (file
                                                                                         333-32949) on Form S-4
                                                                                         filed August 6, 1997

10.2              Indenture dated January 14, 1998 between the Company and U.S.          Exhibit 4.1 to the
                  Trust Company of Texas, N.A. governing the Notes, with a form          Company's Registration
                  of Series A Note attached                                              Statement (file
                                                                                         333-45417) on Form S-4
                                                                                         filed February 2, 1998

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

10.3(b)           Management Agreement, dated as of July 28, 1993, between the           Exhibit 10.7 to Cinemark
                  Company and Cinemark Mexico (USA).                                     Mexico (USA)'s
                                                                                         Registration Statement (file
                                                                                         33-72114) on Form S-4 filed on
                                                                                         November 24, 1994.

10.3(c)           Management Agreement, dated as of September 10, 1992, between          Exhibit 10.8 to Cinemark
                  the Company and Cinemark de Mexico.                                    Mexico (USA)'s
                                                                                         Registration Statement (file
                                                                                         33-72114) on Form S-4 filed on
                                                                                         November 24, 1994.

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

                                                                           PAGE NUMBER OR
EXHIBIT                                                                    INCORPORATION BY
NUMBER         DESCRIPTION                                                 REFERENCE TO
------         -----------                                                 ----------------
10.3(e)        Management Agreement dated September 1, 1994                Exhibit 10.4(i) to the
               between Cinemark Partners II, Ltd. and the                  Company's Annual Report
               Company.                                                    (file 33-47040) on Form
                                                                           10-K filed March 29, 1995.

10.4(a)        Employment Agreement dated as of October 17, 1991           Exhibit 10.11(a) to the
               between the Company and Lee Roy Mitchell.                   Company's Registration
                                                                           Statement (file 33-47040)
                                                                           on Form S-1 filed on April 9,
                                                                           1992.

10.4(b)        First Amendment to Employment Agreement dated as            Exhibit 10.11(b) to the
               of April 7, 1992 between the Company and Lee Roy            Company's Registration
               Mitchell.                                                   Statement (file 33-47040)
                                                                           on Form S-1 filed on
                                                                           April 9, 1992.

10.4(c)        Employment Agreement dated as of October 17, 1991           Exhibit 10.11(c) to the
               between the Company and Tandy Mitchell.                     Company's Registration
                                                                           Statement (file 33-47040)
                                                                           on Form S-1 filed on April 9,
                                                                           1992.

10.4(d)        First Amendment to Employment Agreement dated as            Exhibit 10.11(d) to the
               of April 7, 1992 between the Company and Tandy              Company's Registration
               Mitchell.                                                   Statement (file 33-47040)
                                                                           on Form S-1 filed on
                                                                           April 9, 1992.

10.4(e)        Second Amendment to Employment Agreement between            Exhibit 10.11(e) to the
               the Company and Lee Roy Mitchell dated as of                Company's Annual Report
               June 10, 1992.                                              (file 33-47040) on Form
                                                                           10-K filed March 31, 1993.


10.5(a)        1991 Nonqualified Stock Option Plan of Cinemark             Exhibit 10.14 to the
               USA, Inc.                                                   Company's Registration
                                                                           Statement (file 33-47040)
                                                                           on Form S-1 filed on April 9,
                                                                           1992.

                                                                                PAGE NUMBER OR
EXHIBIT                                                                         INCORPORATION BY
NUMBER              DESCRIPTION                                                 REFERENCE TO
------              -----------                                                 ----------------
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

10.6(a)             License Agreement dated December 10, 1993 between           Exhibit 10.14(c) to the
                    Laredo Joint Venture and the Company.                       Company's Annual Report
                                                                                (file 33-47040) on Form
                                                                                10-K filed March 31, 1994

10.6(b)             License Agreement dated September 1, 1994 between           Exhibit 10.10(c) to the
                    Cinemark Partners II, Ltd. and the Company.                 Company's Annual Report
                                                                                (file 33-47040) on Form
                                                                                10-K filed March 29, 1995.



10.7(a)             Tax Sharing Agreement between the Company and               Exhibit 10.22 to the
                    Cinemark II dated as of June 10, 1992.                      Company's Annual Report
                                                                                (file 33-47040) on Form
                                                                                10-K filed March 31, 1993.


10.7(b)             Tax Sharing Agreement dated as of July 28, 1993,            Exhibit 10.10 to Cinemark
                    between the Company and Cinemark Mexico (USA).              Mexico (USA)'s
                                                                                Registration Statement
                                                                                (33-72114) on Form S-4
                                                                                filed on November 24,
                                                                                1994.

10.8(a)             Indemnification Agreement between the Company and           Exhibit 10.23(a) to the
                    Lee Roy Mitchell dated as of July 13, 1992.                 Company's Annual Report
                                                                                (file 33-47040) on Form
                                                                                10-K filed March 31, 1993.


10.8(b)             Indemnification Agreement between the Company and           Exhibit 10.23(b) to the
                    Tandy Mitchell dated as of July 13, 1992.                   Company's Annual Report
                                                                                (file 33-47040) on Form
                                                                                10-K filed March 31, 1993.

10.8(c)             Indemnification Agreement between the Company and           Exhibit 10.23(d) to the
                    Alan W. Stock dated as of July 13, 1992.                    Company's Annual Report
                                                                                (file 33-47040) on Form
                                                                                10-K filed March 31, 1993.

                                                                                PAGE NUMBER OR
EXHIBIT                                                                         INCORPORATION BY
NUMBER              DESCRIPTION                                                 REFERENCE TO
------              -----------                                                 ----------------
10.8(d)             Indemnification Agreement between the Company and           Exhibit 10.23(f) to the
                    W. Bryce Anderson dated as of July 13, 1992.                Company's Annual Report
                                                                                (file 33-47040) on Form
                                                                                10-K filed March 31, 1993.


10.8(e)             Indemnification Agreement between the Company and           Exhibit 10.23(g) to the
                    Sheldon I. Stein dated as of July 13, 1992.                 Company's Annual Report
                                                                                (file 33-47040) on Form
                                                                                10-K filed March 31, 1993.


10.8(f)             Indemnification Agreement between the Company and           Exhibit 10.13(f) to the
                    Heriberto Guerra dated as of December 3, 1993               Company's Registration
                                                                                Statement (file 333-11895)
                                                                                on Form S-4 filed September
                                                                                13, 1996

10.9(a)             Second Amended and Restated Credit Agreement dated          Exhibit 10.9(a) to the
                    as of February 12, 1998 among the Banks and the             Company's Annual Report
                    Agent.                                                      (file 333-45417, 333-11895
                                                                                and 33-47040) on Form 10K
                                                                                filed March 27, 1998

10.9(b)             Pledge Agreement dated as of February 12, 1998              Exhibit 10.9(b) to the
                    executed by the pledgors listed on the signature            Company's Annual Report
                    page thereto for the benefit of the Agent and the           (file 333-45417, 333-11895
                    Banks.                                                      and 33-47040) on Form 10K
                                                                                filed March 27, 1998

10.9(c)             Note of the Company dated as of February 12, 1998           Exhibit 10.9(c) to the
                    in the original principal amount of $50,000,000             Company's Annual Report
                    payable to the order of Bank of America National            (file 333-45417, 333-11895
                    Trust and Savings Association                               and 33-47040) on Form 10K
                                                                                filed March 27, 1998


10.9(d)             Note of the Company dated as of February 12, 1998n          Exhibit 10.9(d) to the
                    in the original principal amount of $50,000,000             Company's Annual Report
                    payable to the order of NationsBank of Texas, N.A.          (file 333-45417, 333-11895
                                                                                and 33-47040) on Form 10K
                                                                                filed March 27, 1998

                                                                                PAGE NUMBER OR
EXHIBIT                                                                         INCORPORATION BY
NUMBER              DESCRIPTION                                                 REFERENCE TO
------              -----------                                                 ----------------
10.9(e)             Note of the Company dated as of February 12, 1998           Exhibit 10.9(e) to the
                    in the original principal amount of $30,000,000             Company's Annual Report
                    payable to the order of BankBoston, N.A.                    (file 333-45417, 333-11895
                                                                                and 33-47040) on Form 10K
                                                                                filed March 27, 1998


10.9(f)             Note of the Company dated as of February 12, 1998           Exhibit 10.9(f) to the
                    in the original principal amount of $30,000,000             Company's Annual Report
                    payable to the order of Fleet Bank, N.A.                    (file 333-45417, 333-11895
                                                                                and 33-47040) on Form 10K
                                                                                filed March 27, 1998


10.9(g)             Note of the Company dated as of February 12, 1998           Exhibit 10.9(g) to the
                    in the original principal amount of $15,000,000             Company's Annual Report
                    payable to the order of The Fuji Bank, Limited              (file 333-45417, 333-11895
                                                                                and 33-47040) on Form 10K
                                                                                filed March 27, 1998


10.9(h)             Note of the Company dated as of February 12, 1998           Exhibit 10.9(h) to the
                    in the original principal amount of $15,000,000             Company's Annual Report
                    payable to the order of Bank of New York                    (file 333-45417, 333-11895
                                                                                and 33-47040) on Form 10K
                                                                                filed March 27, 1998


10.9(i)             Note of the Company dated as of February 12, 1998           Exhibit 10.9(i) to the
                    in the original principal amount of $30,000,000             Company's Annual Report
                    payable to the order of CIBC, Inc.                          (file 333-45417, 333-11895
                                                                                and 33-47040) on Form 10K
                                                                                filed March 27, 1998

10.9(j)             Note of the Company dated as of February 12, 1998           Exhibit 10.9(j) to the
                    in the original principal amount of $30,000,000             Company's Annual Report
                    payable to the order of Bank of Nova Scotia                 (file 333-45417, 333-11895
                                                                                and 33-47040) on Form 10K
                                                                                filed March 27, 1998

                                                                                PAGE NUMBER OR
EXHIBIT                                                                         INCORPORATION BY
NUMBER              DESCRIPTION                                                 REFERENCE TO
------              -----------                                                 ----------------
10.9(k)             Note of the Company dated as of February 12, 1998           Exhibit 10.9(k) to the
                    in the original principal amount of $25,000,000             Company's Annual Report
                    payable to the order of Comerica Bank-Texas                 (file 333-45417, 333-11895
                                                                                and 33-47040) on Form 10K
                                                                                filed March 27, 1998


10.9(l)             Note of the Company dated as of February 12, 1998           Exhibit 10.9(l) to the
                    in the original principal amount of $15,000,000             Company's Annual Report
                    payable to the order of First Hawaiian Bank                 (file 333-45417, 333-11895
                                                                                and 33-47040) on Form 10K
                                                                                filed March 27, 1998


10.9(m)             Note of the Company dated as of February 12, 1998           Exhibit 10.9(m) to the
                    in the original principal amount of $15,000,000             Company's Annual Report
                    payable to the order of Bank of Montreal                    (file 333-45417, 333-11895
                                                                                and 33-47040) on Form 10K
                                                                                filed March 27, 1998


10.9(n)             Note of the Company dated as of February 12, 1998           Exhibit 10.9(n) to the
                    in the original principal amount of $15,000,000             Company's Annual Report
                    payable to the order of PNC Bank                            (file 333-45417, 333-11895
                                                                                and 33-47040) on Form 10K
                                                                                filed March 27, 1998


10.9(o)             Note of the Company dated as of February 12, 1998           Exhibit 10.9(o) to the
                    in the original principal amount of $15,000,000             Company's Annual Report
                    payable to the order of Sumitoto Bank, Limited              (file 333-45417, 333-11895
                                                                                and 33-47040) on Form 10K
                                                                                filed March 27, 1998


10.9(p)             Note of the Company dated as of February 12, 1998           Exhibit 10.9(p) to the
                    in the original principal amount of $15,000,000             Company's Annual Report
                    payable to the order of Union Bank of California,           (file 333-45417, 333-11895
                    N.A.                                                        and 33-47040) on Form 10K
                                                                                filed March 27, 1998

                                                                                PAGE NUMBER OR
EXHIBIT                                                                         INCORPORATION BY
NUMBER              DESCRIPTION                                                 REFERENCE TO
------              -----------                                                 ----------------
10.9(q)             First Amendment to Second Amended and Restated              Exhibit 10.9(q) to the
                    Credit Agreement dated as of February 12, 1998              Company's Annual Report
                    among the Banks and the Agent                               (file 333-45417, 333-11895
                                                                                and 33-47040) on Form 10K
                                                                                filed March 27, 1998


10.9(r)             Second Amendment to Second Amended and Restated             Exhibit 10.9(r) to the
                    Credit Agreement dated as of February 12, 1998              Company's Annual Report
                    among the Banks and the Agent                               (file 33-47040) on Form
                                                                                10K filed March 31, 1999


10.9(s)             Intercompany Subordination Agreement dated                  Exhibit 10.9(s) to the
                    November 16, 1998                                           Company's Annual Report
                                                                                (file 33-47040) on Form
                                                                                10K filed March 31, 1999

10.9(t)             Third Amendment to Second Amended and Restated              Exhibit 10.9(t) to the
                    Credit Agreement dated as of February 12, 1998              Company's Annual Report
                    among the Banks and the Agent                               (file 33-47040) on Form
                                                                                10K filed March 31, 1999


10.10(a)            Letter Agreements with directors of the Company             Exhibit 10.15 to the
                    regarding stock options.                                    Company's Annual Report
                                                                                (file 33-47040) on Form
                                                                                10-K filed March 31, 1993.



10.10(b)            Letter Agreements with directors of the Company             Exhibit 10.15(c) to the
                    amending stock options                                      Company's Registration
                                                                                Statement (file 333-11895)
                                                                                on Form S-4 filed September
                                                                                13, 1996

10.10(c)            Letter Agreement with directors of the Company              Exhibit 10.10(c) to the
                    regarding stock options                                     Company's Annual Report
                                                                                (file 33-47040) on Form
                                                                                10K filed March 31, 1999


10.11(a)            Credit Agreement dated November 16, 1998 between            Exhibit 10.11(a) to the
                    Cinemark Mexico (USA), Inc., Bank of America                Company's Annual Report
                    National Trust and Savings Association, as                  (file 33-47040) on Form
                    Administrative Agent, and the Financial                     10K filed March 31, 1999
                    Institutions party thereto

                                                                                PAGE NUMBER OR
EXHIBIT                                                                         INCORPORATION BY
NUMBER              DESCRIPTION                                                 REFERENCE TO
------              -----------                                                 ----------------
10.11(b)            Guaranty of Cinemark Mexico (USA) by Cinemark USA,          Exhibit 10.11(b) to the
                    Inc.                                                        Company's Annual Report
                                                                                (file 33-47040) on Form
                                                                                10K filed March 31, 1999


10.11(d)            First Amendment to Credit Agreement dated                   Page _____
                    September 29, 2000 between Cinemark Mexico (USA),
                    Inc., Bank of America N.A. and the Financial
                    Institutions party thereto

10.11(c)            Intercompany Subordination Agreement dated                  Exhibit 10.11(c) to the
                    November 16, 1998                                           Company's Annual Report
                                                                                (file 33-47040) on Form
                                                                                10K filed March 31, 1999


10.12               Senior Secured Credit Agreement dated December 4,           Exhibit 10.18 to the
                    1995 among Cinemark II, Cinemark Mexico (USA) and           Company's Annual Report
                    Cinemark de Mexico                                          (file 33-47040) on Form
                                                                                10-K filed April 1, 1996


10.13(a)            Credit Agreement dated September 11, 1998 between           Exhibit 10.13(a) to the
                    Cinemark Investments Corporation, Bank of America           Company's Annual Report
                    National Trust and Savings Association, as                  (file 33-47040) on Form
                    Administrative Agent, NationsBank, N.A., as                 10K filed March 31, 1999
                    Syndication Agent, and the other financial
                    institutions party thereto

10.13(b)            Cinemark Investments Corporation FRN Pledge                 Exhibit 10.13(b) to the
                    Agreement dated September 11, 1998                          Company's Annual Report
                                                                                (file 33-47040) on Form
                                                                                10K filed March 31, 1999


10.13(c)            Guaranty of Cinemark Investments Corporation by             Exhibit 10.13(c) to the
                    Cinemark USA                                                Company's Annual Report
                                                                                (file 33-47040) on Form
                                                                                10K filed March 31, 1999


10.14               Shareholders' Agreement dated March 12, 1996 among          Exhibit 10.19(b) to the
                    the Company, Mr. Mitchell, Cypress Merchant                 Company's Annual Report
                    Banking Partners L.P., Cypress Pictures Ltd. and            (file 33-47040) on Form
                    Mr. Mitchell and Mr. Don Hart as Co-Trustees of             10-K filed April 1, 1996
                    certain trusts signatory thereto

10.15(a)            Loan Agreement dated December 15, 2000 between              Page ______
                    Cinema Properties, Inc. and Lehman Brothers Bank,
                    FSB



10.15(b) Promissory Note of Cinema Properties, Inc. dated as of December 15, 2000 in the original principal amount of $77,000,000 payable to the order of Lehman Brothers Bank, FSB


12                  Calculation of Earnings to Fixed Charges.                   Page ______

                                                                                PAGE NUMBER OR
EXHIBIT                                                                         INCORPORATION BY
NUMBER              DESCRIPTION                                                 REFERENCE TO
------              -----------                                                 ----------------
21                  Subsidiaries of the Registrant                              Page ______