Form 10-Q
period 2001-03-31
CINEMARK USA INC /TX
filed 2001-05-15
CIK 885975

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                                  Yes X No ____




    As of May 14, 2001, 1,500 shares of Class A Common stock and 185,961 shares of Class B Common stock (including options to acquire 8,424 shares of Class B Common stock exercisable within 60 days of such date) were outstanding.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                                      Index

                                                                            Page
                                                                            ----

PART I       FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   Condensed Consolidated Balance Sheets
                     as of March 31, 2001 (unaudited)
                     and December 31, 2000                                    3

                   Condensed Consolidated Statements of Operations
                     (unaudited) for the three month periods
                     ended March 31, 2001 and 2000                            4

                   Condensed Consolidated Statements of Cash
                     Flows (unaudited) for the three month
                     periods ended March 31, 2001 and 2000                    5

                   Notes to Condensed Consolidated Financial
                     Statements                                               6

      Item 2.      Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                               9

      Item 3.      Quantitative and Qualitative Disclosures
                     About Market Risk                                       18


PART II              OTHER INFORMATION

      Item 1.      Legal Proceedings                                         19

      Item 2.      Changes in Securities and Use of Proceeds                 19

      Item 3.      Defaults Upon Senior Securities                           19

      Item 4.      Submission of Matters to a Vote of Security Holders       19

      Item 5.      Other Information                                         19

      Item 6.      Exhibits and Reports on Form 8-K                          19


SIGNATURES                                                                   23

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       CINEMARK USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            March 31,          December 31,
                                                                              2001                 2000
                                                                           (Unaudited)
                                                                        ------------------------------------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                            $   24,922,036      $   19,839,994
    Inventories                                                               3,447,364           3,734,955
    Co-op advertising and other receivables                                  10,234,360           8,246,024
    Income tax receivable                                                     1,686,316           1,462,721
    Prepaid expenses and other                                                3,457,618           3,591,666
                                                                        ------------------------------------
      Total current assets                                                   43,747,694          36,875,360

THEATRE PROPERTIES AND EQUIPMENT                                          1,192,207,301       1,193,507,019
    Less accumulated depreciation and amortization                         (258,019,334)       (243,372,299)
                                                                        ------------------------------------
      Theatre properties and equipment - net                                934,187,967         950,134,720

OTHER ASSETS
    Goodwill - net                                                           16,467,694          16,826,740
    Investments in and advances to affiliates                                 6,488,991           6,932,208
    Deferred charges and other - net                                         45,183,413          49,807,442
                                                                        ------------------------------------
      Total other assets                                                     68,140,098          73,566,390
                                                                        ------------------------------------
TOTAL                                                                    $1,046,075,759      $1,060,576,470
                                                                        ====================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt                                    $   35,211,898      $   32,767,581
    Accounts payable and accrued expenses                                    82,654,917         116,488,863
                                                                        ------------------------------------
      Total current liabilities                                             117,866,815         149,256,444

LONG-TERM LIABILITIES
    Senior credit agreements                                                426,866,987         397,338,980
    Senior subordinated notes                                               380,209,055         380,216,182
    Deferred lease expenses                                                  21,029,528          20,475,247
    Deferred gain on sale leasebacks                                          5,012,980           5,104,461
    Deferred income taxes                                                    12,692,260          14,831,678
    Deferred revenues and other long-term liabilities                        13,305,140          16,752,114
                                                                        ------------------------------------
      Total long-term liabilities                                           859,115,950         834,718,662

MINORITY INTERESTS IN SUBSIDIARIES                                           25,704,468          27,691,527

SHAREHOLDERS' EQUITY
    Class A Common stock, $.01 par value: 10,000,000 shares
      authorized, 1,500 shares issued and outstanding                                15                  15
    Class B Common stock, no par value: 1,000,000 shares
      authorized, 234,782 shares issued                                      49,538,316          49,538,316
    Additional paid-in-capital                                               13,145,365          13,198,615
    Unearned compensation - stock options                                    (1,699,104)         (1,956,944)
    Retained earnings                                                        46,055,049          48,717,567
    Treasury stock, 57,245 Class B shares at cost                           (24,232,890)        (24,232,890)
    Accumulated other comprehensive loss                                    (39,418,225)        (36,354,842)
                                                                        ------------------------------------
      Total shareholders' equity                                             43,388,526          48,909,837
                                                                        ------------------------------------
TOTAL                                                                    $1,046,075,759      $1,060,576,470
                                                                        ====================================


See accompanying Notes to Condensed Consolidated Financial Statements.

                      CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                               2001                2000
                                                                        ------------------------------------
REVENUES
     Admissions                                                          $ 127,838,738        $ 112,486,845
     Concessions                                                            57,843,747           52,124,057
     Other                                                                  10,387,587           10,254,676
                                                                        ------------------------------------
             Total                                                         196,070,072          174,865,578

COSTS AND EXPENSES
     Cost of operations:
         Film rentals and advertising                                       65,308,423           57,447,939
         Concession supplies                                                10,272,880            9,713,238
         Salaries and wages                                                 21,478,604           21,649,486
         Facility leases                                                    28,791,406           26,633,985
         Utilities and other                                                26,687,718           24,958,134
                                                                        ------------------------------------
             Total                                                         152,539,031          140,402,782

     General and administrative expenses                                     9,842,940           10,011,893
     Depreciation and amortization                                          16,608,564           14,215,453
     Asset impairment loss                                                     450,000              440,000
     Loss on sale of assets                                                    110,914              251,176
                                                                        ------------------------------------
             Total                                                         179,551,449          165,321,304

OPERATING INCOME                                                            16,518,623            9,544,274

OTHER INCOME (EXPENSE)
     Interest expense                                                      (19,262,230)         (16,889,952)
     Amortization of debt issue cost and debt discount                        (643,128)            (245,494)
     Interest income                                                           369,644              314,652
     Foreign currency exchange gain (loss)                                  (1,152,129)             339,671
     Equity in income (loss) of affiliates                                     (37,678)              58,356
     Minority interests in (income) loss of subsidiaries                       119,890             (444,536)
                                                                        ------------------------------------
             Total                                                         (20,605,631)         (16,867,303)
                                                                        ------------------------------------
LOSS BEFORE INCOME TAXES                                                    (4,087,008)          (7,323,029)

Income tax benefit                                                          (1,424,490)          (1,761,343)
                                                                        ------------------------------------

NET LOSS                                                                 $  (2,662,518)       $  (5,561,686)
                                                                        ====================================
EARNINGS PER SHARE:
     Basic:
         Net loss                                                        $      (14.87)       $      (31.17)
                                                                        ====================================
     Diluted:
         Net loss                                                        $      (14.87)       $      (31.17)
                                                                        ====================================
COMMON SHARES OUTSTANDING:
     Basic:
         Weighted average Common shares outstanding                            179,037              178,407
                                                                        ====================================
     Diluted:
         Weighted average Common shares outstanding                            179,037              178,407
         Common equivalent shares for stock options                                -                    -
                                                                        ------------------------------------
         Weighted average shares outstanding                                   179,037              178,407
                                                                        ====================================


See accompanying Notes to Condensed Consolidated Financial Statements.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                       2001                2000
                                                                                ------------------------------------
OPERATING ACTIVITIES
     Net loss                                                                    $ (2,662,518)         $ (5,561,686)

     Noncash items in net loss:
        Depreciation                                                               15,918,706            13,609,925
        Amortization - goodwill and other assets                                      689,858               605,528
        Loss on impairment of assets                                                  450,000               440,000
        Amortization of gain on sale leasebacks                                       (91,481)              (91,480)
        Deferred lease expenses                                                       554,281               759,916
        Amortization of prepaid leases                                                690,048               574,896
        Deferred income tax expense                                                (2,139,418)           (5,296,834)
        Amortization of debt discount and premium                                      (7,127)               (7,126)
        Amortized compensation - stock options                                        206,860               269,830
        Compensation expense related to repurchase of stock options                       -                 103,584
        Loss on sale of assets                                                        110,914               251,176
        Equity in (income) loss of affiliates                                          37,678               (58,356)
        Minority interests in income (loss) of subsidiaries                          (119,890)              444,536

     Cash provided by (used for) operating working capital:
        Inventories                                                                   287,591             1,212,046
        Co-op advertising and other receivables                                    (1,988,336)           (1,343,174)
        Prepaid expenses and other                                                    134,048             4,380,898
        Accounts payable and accrued expenses                                     (33,833,946)          (29,065,390)
        Income tax receivable/payable                                                (223,595)            2,748,819
                                                                                ------------------------------------
           Net cash used for operating activities                                 (21,986,327)          (16,022,892)

INVESTING ACTIVITIES
     Additions to theatre properties and equipment                                 (6,604,114)          (36,885,888)
     Sale of theatre properties and equipment                                       3,159,517             7,042,268
     Decrease (increase) in investments in and advances to affiliates                 405,539            (1,112,502)
     Decrease in deferred charges and other                                         3,600,899             4,116,813
                                                                                ------------------------------------
        Net cash provided by (used for) investing activities                          561,841           (26,839,309)

FINANCING ACTIVITIES
     Decrease in long-term debt                                                    (2,220,484)          (16,862,281)
     Increase in long-term debt                                                    34,192,808            45,562,723
     Increase (decrease) in deferred revenues and other long-term liabilities      (3,446,974)           13,550,018
     Purchase of treasury stock                                                           -                 (34,000)
     Repurchase of stock options                                                          -                 (67,452)
     Minority investment in subsidiaries, net                                      (1,867,169)              238,166
                                                                                ------------------------------------
         Net cash provided by financing activities                                 26,658,181            42,387,174

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (151,653)              172,315
                                                                                ------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    5,082,042              (302,712)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                           19,839,994             8,872,157
                                                                                ------------------------------------
     End of period                                                               $ 24,922,036          $  8,569,445
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


See accompanying Notes to Condensed Consolidated Financial Statements.

                       CINEMARK USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  The Company and Basis of Presentation

        Cinemark USA, Inc. and its subsidiaries (the Company), is a world leader in the motion picture exhibition industry that owns or leases and operates motion picture theatres in 33 states, Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica and Colombia. The Company operates 2,938 screens in 273 theatres and manages an additional five theatres (36 screens) at March 31, 2001.

        The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The consolidated financial statements include the accounts of Cinemark USA, Inc. and its subsidiaries. Majority-owned subsidiaries are consolidated while those subsidiaries of which the Company owns between 20% and 50% are accounted for as affiliates under the equity method. The results of these subsidiaries and affiliates are included in the financial statements effective with their formation or from their dates of acquisition. Significant intercompany balances and transactions are eliminated in the consolidation. Certain reclassifications have been made to March 31, 2000 and December 31, 2000 amounts to conform with the March 31, 2001 presentation.

        These financial statements should be read in conjunction with the audited annual financial statements and the notes thereto for the year ended December 31, 2000, included in the Annual Report filed on Form 10-K by the Company under the Securities Exchange Act of 1934 on March 26, 2001. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results to be achieved for the full year.

2.  Earnings Per Share

        Earnings per share are computed using the weighted average number of shares of Class A and Class B Common stock outstanding during each period. The following table sets forth the computation of basic and diluted earnings per share.


                                                                      Three Months Ended
                                                                          March 31,
                                                                    2001             2000
                                                                ------------     ------------
        Net loss                                                $(2,662,518)     $(5,561,686)
                                                                ============     ============
        Basic:
             Weighted average Common shares outstanding             179,037          178,407
                                                                    =======          =======

             Net loss per Common share                              $(14.87)         $(31.17)
                                                                    ========         ========

        Diluted:
             Weighted average Common shares outstanding             179,037          178,407
             Common equivalent shares for stock options                 -                -
                                                                    -------          -------
             Weighted average shares outstanding                    179,037          178,407
                                                                    =======          =======

             Net loss per Common and Common equivalent share        $(14.87)         $(31.17)
                                                                    ========         ========

        Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of Common stock and potential Common stock outstanding and options to purchase Common stock using the treasury stock method. The dilutive effect of the options to purchase Common stock are excluded from the computation of diluted net loss per share if their effect is antidilutive. At March 31, 2001 and 2000, 11,753 and 13,143 options to purchase Common stock have been excluded from the diluted net loss per share calculation, respectively, as their effect would have been antidilutive.

3.  Other Comprehensive Income (Loss)

        Beginning in 1998, the Company adopted SFAS 130 "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The following components are reflected in the Company's comprehensive loss:


                                                        Three Months Ended
                                                             March 31,
                                                       2001            2000
                                                   ------------    ------------
        Net loss                                   $(2,662,518)    $(5,561,686)
        Foreign currency translation adjustment     (3,063,383)      2,778,427
                                                   ------------    ------------
        Comprehensive loss                         $(5,725,901)    $(2,783,259)
                                                   ============    ============



4.  Foreign Currency Translation

        The accumulated other comprehensive loss in shareholders' equity of $39,418,225 and $36,354,842 at March 31, 2001 and December 31, 2000,
respectively, primarily relates to the unrealized adjustments from translating the financial statements of Cinemark Brasil, S.A., Cinemark de Mexico, S.A. de C.V. and Cinemark Chile, S.A. into U.S. dollars.

        In 2000, the Company was required to utilize the U.S. dollar as the functional currency of Cinemark del Ecuador, S.A. for U.S. reporting purposes due to the highly inflationary economy of Ecuador. Thus, devaluations in the sucre during 2000 that affected the Company's investment were charged to foreign currency exchange gain (loss) rather than to the accumulated other comprehensive loss account as a reduction to shareholders' equity. In September 2000, the country of Ecuador officially switched to the U.S. dollar as the functional currency effectively eliminating any exchange gain (loss) in the sucre on a going forward basis. At March 31, 2001, the total assets of Cinemark del Ecuador, S.A. were approximately $4 million.

5.  Supplemental Cash Flow Information

        The   following  is  provided  as   supplemental   information   to  the
consolidated statements of cash flows:


                                       Three Months Ended March 31,
                                           2001            2000
                                       -----------     -----------
        Cash paid for interest         $28,295,479     $25,901,452
        Cash paid for income taxes         796,030         493,256

6.  Financial Information About Geographic Areas

        The Company operates in a single industry as a motion picture exhibitor. The Company is a multinational corporation with consolidated operations in the United States, Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica and Colombia. Revenues and long-lived assets in the United States and Canada, Mexico, Brazil and other foreign countries for the three months ended March 31 are as follows:


                                           Three Months Ended
                                                March 31,
        Revenues                         2001              2000
        --------                    -------------     -------------
        U.S. and Canada             $145,289,417      $128,616,868
        Mexico                        16,750,662        14,632,489
        Brazil                        17,550,195        15,207,868
        Other Foreign Countries       18,560,844        16,639,265
        Eliminations                  (2,081,046)         (230,912)
                                    -------------     -------------
        Total                       $196,070,072      $174,865,578
                                    =============     =============


                                       March 31,         March 31,
        Long-Lived Assets                2001              2000
        -----------------           -------------     -------------
        U.S. and Canada             $723,090,096      $753,686,934
        Mexico                        70,836,242        65,023,896
        Brazil                        62,468,150        65,049,250
        Other Foreign Countries       77,793,479        68,347,610
                                    -------------     -------------
        Total                       $934,187,967      $952,107,690
                                    =============     =============



7.  New Accounting Pronouncements

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000). All derivatives have been accounted for pursuant to SFAS 133 requirements.

         Based upon the transition provisions of SFAS 133, no transition adjustment was necessary as of January 1, 2001. The Company's balance sheet as of March 31, 2001 includes an interest rate cap recorded at its fair value of $1.0 million. This derivative asset is recorded as deferred charges and other on the Company's balance sheet. As of March 31, 2001, a loss of $0.7 million has been recorded as a component of interest expense on the Company's statement of operations to recognize the decrease in the fair value of the derivative asset.

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

        The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items reflected in the Company's condensed consolidated statements of operations.


                                                      % of Revenues
                                                      -------------
                                                   Three Months Ended
                                                        March 31,
                                                    2001        2000
                                                   ------      ------

        Revenues:
           Admissions                               65.2        64.3
           Concessions                              29.5        29.8
           Other                                     5.3         5.9
                                                   ------      ------
        Total revenues                             100.0       100.0

        Cost of operations                          77.8        80.3
        General and administrative expenses          5.0         5.7
        Depreciation and amortization                8.5         8.1
        Asset impairment loss                        0.2         0.3
        Loss on sale of assets                       0.1         0.1
                                                   ------      ------
        Total operating expenses                    91.6        94.5
                                                   ------      ------

        Operating income                             8.4         5.5

        Interest expense                           (10.1)       (9.8)
        Other income (expense)                      (0.4)        0.1
                                                   ------      ------
        Loss before income taxes                    (2.1)       (4.2)
        Income tax benefit                          (0.7)       (1.0)
                                                   ------      ------
        Net loss                                    (1.4)       (3.2)
                                                   ======      ======



First quarter ended March 31, 2001 and 2000.

Revenues

        Revenues for the first quarter ended March 31, 2001 increased to $196.1 million from $174.9 million for the first quarter ended March 31, 2000, a 12.1% increase. The increase in revenues for the first quarter is primarily attributable to a 14.3% increase in attendance as a result of the net addition of 189 screens since the first quarter of 2000 and a 4.2% increase in revenues per screen. Revenues per screen increased to $66,952 in the first quarter of 2001 from $64,230 in the first quarter of 2000.

Cost of Operations

        Cost of operations, as a percentage of revenues, decreased to 77.8% in the first quarter of 2001 from 80.3% in the first quarter of 2000. The decrease as a percentage of revenues resulted from a decrease in concession supplies as a percentage of concession revenues to 17.8% in the first quarter of 2001 from 18.6% in the first quarter of 2000, a decrease in salaries and wages as a percentage of revenues to 11.0% in the first quarter of 2001 from 12.4% in the first quarter of 2000, a decrease in facility lease expense as a percentage of revenues to 14.7% in the first quarter of 2001 from 15.2% in the first quarter of 2000 and a decrease in utilities and other expenses as a percentage of revenues to 13.6% in the first quarter of 2001 from 14.3% in the first quarter of 2000.

General and Administrative Expenses

        General and administrative expenses as a percentage of revenues decreased to 5.0% in the first quarter of 2001 from 5.7% in the first quarter of 2000 as general and administrative expenses remained relatively flat while revenues increased 12.1% for the first quarter of 2001 in comparison with the first quarter of 2000.

        The absolute level of general and administrative expenses decreased to $9.8 million in the first quarter of 2001 from $10.0 million in the first quarter of 2000.

Depreciation and Amortization

        Depreciation and amortization increased 16.9% to $16.6 million in the first quarter of 2001 from $14.2 million in the first quarter of 2000. The increase is a result of the net addition of $49 million in theatre property and equipment since the first quarter of 2000, a 4.3% increase. The difference in the percentage increase in depreciation and amortization compared to the increase in theatre property and equipment is a result of the timing of when the additions were placed in service during the period.

Asset Impairment Loss

        The Company recorded asset impairment charges of $0.5 million and $0.4 million in the first quarter of 2001 and 2000, respectively, pursuant to Statement of Financial Standards No. 121 (SFAS 121). In accordance with SFAS 121, the Company wrote down the assets of certain properties to their fair value.

Interest Expense

        Interest costs incurred, including amortization of debt issue cost and debt discount and the mark to market adjustment to the interest rate cap, increased 13.1% during the first quarter of 2001 to $19.9 million (including capitalized interest to properties under construction) from $17.6 million (including capitalized interest) in the first quarter of 2000. The increase in interest costs incurred for the first quarter of 2001 was due principally to an increase in average debt outstanding resulting from borrowings under the Company's Credit Facility and other debt obligations and the recording of a loss of $0.7 million to recognize the decrease in the fair value of the interest rate cap.

Income Tax Benefit

        An income tax benefit of $1.4 million was recorded for the first quarter of 2001 as compared to an income tax benefit of $1.8 million in the first quarter of 2000. The Company's effective tax rate for the first quarter of 2001 was 34.9% as compared to 24.1% for the first quarter of 2000. The change in the effective tax rate is primarily due to an increase in foreign permanent differences.

Net Loss

        The Company realized a net loss of $2.7 million for the first quarter of 2001 in comparison with a net loss of $5.6 million for the first quarter of 2000.

Liquidity and Capital Resources

        The Company's revenues are collected in cash, primarily through box office receipts and the sale of concession items. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" and, as a result, historically has not required traditional working capital financing.

        The Company's theatres are typically equipped with modern projection and sound equipment, with approximately 88% of the screens operated by the Company having been built since 1990. The Company's investing activities have been principally in connection with new theatre openings. As of May 14, 2001, the Company has opened one theatre (12 screens) in the United States in 2001 and has no additional domestic theatre commitments under construction and scheduled to open in the United States by the end of 2001. The Company is presently committed to opening two additional theatres (29 screens) in the U.S. after 2001. As of May 14, 2001, the Company estimates that the remaining capital expenditures for the development of its remaining theatre commitments (29 screens) in the U.S. will be approximately $10 million. Actual expenditures for theatre development and acquisitions during 2001 and thereafter are subject to change based upon the availability of attractive opportunities for expansion of the Company's theatre circuit. Additionally, the Company and/or its affiliates may from time to time, subject to compliance with the Company's debt instruments, purchase on the open market the Company's debt securities depending upon the availability and prices of such securities. The Company plans to fund capital expenditures for its continued development from cash flow from operations, borrowings under the Credit Facility, proceeds from sale leaseback transactions and/or sales of excess real estate. As of May 14, 2001, the Company owned approximately $270 million of real estate and improvements resulting from the development of multiplex facilities over the last several years.

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

        In February 1998, the Company replaced its existing credit facility with a reducing, revolving credit agreement ("Credit Facility") through a group of banks for which Bank of America National Trust and Savings Association acts as Administrative Agent. The Credit Facility provides for loans to the Company of up to $350 million in the aggregate. The Credit Facility is a reducing, revolving credit facility; with commitments automatically reduced each calendar quarter by 2.5%, 3.75%, 5.0%, 6.25% and 6.25% of the aggregate $350 million in calendar year 2001, 2002, 2003, 2004 and 2005, respectively. As of May 14, 2001, the aggregate commitment available to the Company is $341.3 million. The Company is required to prepay all loans outstanding in excess of the aggregate commitment as reduced pursuant to the terms of the Credit Facility. Borrowings under the Credit Facility are secured by a pledge of a majority of the issued and outstanding Capital stock of the Company. Pursuant to the terms of the Credit Facility, funds borrowed currently bear interest at a rate per annum equal to the Offshore Rate (as defined in the Credit Facility) or the Base Rate (as defined in the Credit Facility), as the case may be, plus the Applicable Margin (as defined in the Credit Facility). In the first quarter of 2001, the Company borrowed $33 million under the Credit Facility, the proceeds of which were primarily used to make the Company's February 1, 2001 senior subordinated notes $17.7 million interest payments. The remainder of the amount borrowed was used for capital expenditures and other working capital needs. As of May 14, 2001, the Company had borrowed $298 million under the Credit Facility with the effective interest rate on such borrowings being 6.7% per annum.

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

Three month LIBOR as of the date of closing was 6.58%. The net proceeds from the loan (net of fees and expenses) were $70.9 million. The proceeds were distributed to the Company, and the Company used such funds to complete the Company's domestic construction program for 2000 and to reduce outstanding debt under the Company's existing Credit Facility. As of May 14, 2001, Cinema Properties, Inc. has outstanding $77 million under the Cinema Properties Facility, and the effective interest rate on such borrowing was 10.8% per annum.

       In 1992, the Company formed Cinemark International to develop and acquire theatres in international markets. As of May 14, 2001, Cinemark International, through its affiliates, has opened three theatres (32 screens) internationally in 2001 and currently operates 83 theatres (727 screens), principally in Latin America. Cinemark International, through its affiliates has nine theatres (93 screens) under construction and scheduled to open by the end of 2001. The following table summarizes the Company's and Cinemark International's holdings in each international market, the number of theatres and screens in such market as of May 14, 2001 and the number of theatres and screens in such market scheduled to open the remainder of 2001.


                                                                               Planned openings
                    Year of                      Operating                     through 2001
Country             Formation     Ownership%     Theatres/Screens              Theatres/Screens
-------             ---------     ----------     ----------------              ----------------
Mexico              1992           95%           24 theatres (234 screens)     2 theatres (22 screens)
Chile               1992           98%           12 theatres (88 screens)      (5 screen expansion)
Argentina           1995          100%            9 theatres (79 screens)
Brazil              1996           60%           25 theatres (228 screens)     4 theatres (37 screens)
Ecuador             1996           60%            2 theatres (16 screens)
Peru                1996          100%            2 theatres (21 screens)
Central America     1997           50%            7 theatres (45 screens)
Colombia            1998           51%            2 theatres (16 screens)      1 theatre (6 screens)
United Kingdom      1998          100%              N/A                        1 theatre (10 screens)
Taiwan              1998           27%              N/A                        1 theatre (13 screens)
Germany             1999          100%              N/A                          N/A

     Total                                       83 theatres (727 screens)     9 theatres (93 screens)



        The Company, through Cinemark International and its affiliates, plans to invest up to an additional $50 million in international ventures in 2001 and 2002. The Company anticipates that investments in excess of Cinemark International's available cash will be funded by the Company or by debt or equity financing to be provided by third parties directly to Cinemark International or its subsidiaries.

        In August 1998, the Company formed Cinemark Investments Corporation for the purpose of financing a portion of its Brazilian operations by investing in foreign fixed rate notes issued by Cinemark Brasil, S.A., an indirect Brazilian subsidiary of the Company. In September 1998, Cinemark Investments Corporation executed a credit agreement with Bank of America that provides Cinemark Investments Corporation up to $20 million in the aggregate under a revolving line of credit facility (the "Cinemark Investments Credit Agreement") due September 2001. The Cinemark Investments Credit Agreement is secured by an assignment of certain fixed rate notes issued by Cinemark Brasil, S.A. to Cinemark Investments Corporation and an unconditional guaranty by the Company. Pursuant to the terms of the Cinemark Investments Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate or the Base Rate (both as defined in the Cinemark Investments Credit Agreement) as the case may be. As of May 14, 2001, Cinemark Investments Corporation had borrowed $20 million under the Cinemark Investments Credit Agreement, the proceeds of which were used to purchase fixed rate notes issued by Cinemark Brasil, S.A. which currently bear interest at 13.8%. The effective interest rate on the Cinemark Investment Corporation borrowings as of May 14, 2001 is 7.0% per annum.

        In September 1998, Cinemark International incorporated Cinemark Theatres U.K. Ltd., an English company, to develop state-of-the-art multiplex theatres in the United Kingdom. Cinemark Theatres U.K. Ltd. is a wholly-owned subsidiary of Cinemark International. Cinemark Theatres U.K. Ltd. has begun construction and plans to open 1 theatre (10 screens) in 2001.

        In September 1998, Cinemark International entered into a joint venture agreement with Core Pacific Ltd. to develop state-of-the-art multiplex theatres in Taiwan, Republic of China. The joint venture will conduct its business through Cinemark-Core Pacific Ltd. which originally was 50.5% owned by Cinemark International and 49.5% owned by Core Pacific Ltd. In April 2001, Cinemark International's ownership in its' Taiwanese subsidiary was diluted from 51% to 27% as a result of additional capital contributions made by its' joint venture partners. Cinemark-Core Pacific Ltd. has begun construction and plans to open one theatre (13 screens) in 2001.

        In November 1998, Cinemark Mexico executed a credit agreement with Bank of America National Trust and Savings Association (the "Cinemark Mexico Credit Agreement"). The Cinemark Mexico Credit Agreement is a revolving credit facility and provides for a loan to Cinemark Mexico of up to $30 million in the aggregate. The Cinemark Mexico Credit Agreement is secured by a pledge of 65% of the stock of Cinemark de Mexico, S.A. de C.V. and an unconditional guaranty by the Company. Pursuant to the terms of the Cinemark Mexico Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate (as defined in the Cinemark Mexico Credit Agreement) or the Base Rate (as defined in the Cinemark Mexico Credit Agreement), as the case may be, plus the Applicable Margin (as defined in the Cinemark Mexico Credit Agreement). Cinemark Mexico borrowed $30 million under the Cinemark Mexico Credit Agreement, the proceeds of which were used to repay an intercompany loan of Cinemark Mexico from Cinemark International. Cinemark International used the proceeds of such repayment to repay all outstanding indebtedness under its then existing credit facility with Bank of America National Trust and Savings. In September 2000, Cinemark Mexico and the banks party to the Cinemark Mexico Credit Agreement executed an amendment which among other things extended the maturity date of the Cinemark Mexico Credit Agreement and increased the rate of interest paid on borrowings thereunder. Pursuant to the amendment, Cinemark Mexico is to make principal payments of $500,000 in the third and fourth quarters of 2001, $1,500,000 per quarter in 2002 with the remaining principal outstanding in January 2003. As of May 14, 2001, Cinemark Mexico has outstanding $30 million under the Cinemark Mexico Credit Agreement. The effective interest rate on such borrowings as of May 14, 2001 is 6.9% per annum.

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

       Cinemark Chile, S.A. became a consolidated subsidiary of the company effective January 1, 1999. Prior to that date, Cinemark Chile, S.A. had executed four senior note payable agreements with a local bank for the U.S. dollar equivalent of $6.0 million, $3.0 million, $4.5 million and $3.5 million in December 1997, July 1998, November 1998 and December 1998, respectively. These notes were each in Chilean pesos, adjusted for inflation, at the respective borrowing dates. Interest is assessed for three notes at the 90-day TAB rate (Chile's Central Bank interbank rate) plus 1.5% per annum, adjusted for inflation, and for the other note (December 1998) at the 180-day TAB rate plus 1.5% per annum, adjusted for inflation, and is paid quarterly for three of the notes and semi-annually for the December 1998 note. The term on all four notes is five years with a two year grace period on principal. All four notes are directly or indirectly guaranteed by Cinemark International. The effective interest rates on the four notes as of March 31, 2001 are approximately 6.2% per annum.

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

       In September 1999, Cinemark International acquired all of the shares of its Argentine joint venture partner, Prodecine S.A., which held the remaining 50% of the shares of Cinemark Argentina, S.A. Cinemark International paid $2.8 million in cash and delivered the following promissory notes bearing interest at the rate of 10% per annum: (a) totaling US$2.5 million due January 2000, (b) totaling US$2.5 million due April 2000, (c) totaling A$2.5 million pesos due July 2000, (c) totaling A$3.5 million pesos due October 2000. The 100% interests in Prodecine S.A., Cinemark Investments Argentina, S.A. and Cinemark Argentina, S.A. held by Cinemark International were transferred to one of the Company's subsidiaries in December 1999. At March 31, 2001, all four notes and related accrued interest have been paid.

       Cinemark Brasil, S.A. currently has four main types of funding sources executed through nine separate local and international banks. These include: a) BNDES automatic in the amount of US$5.4 million executed October 1999 at a term of 5 years with nine months grace period at a BNDES basket rate (which is a multiple currency rate based on the rate at which the bank borrows) plus spread totalling 14.5%, b) FINAME/BNDES facility executed December 1999 in the amount of R$450,000 (equivalent to US$225,000) for a term of 3 years with 6 months grace period at a BNDES basket rate plus spread totalling 14.4%, c) Import financing executed between April 2000 through December 2000 in the amount of US$6.3 million at a term of 120 to 365 days at a rate of libor +2.8-5.15%, d) Project developer financing executed between September 2000 through December 2000 in the amount of US$1.8 million for a term of 5 years with a 6 month grace period at a rate of TJLP+5%. Each of these sources have varying guarantees including comfort letters from Cinemark International, promissory notes for up to 130% of the value, a revenue reserve account and equipment collateral. The effective interest rates on these notes at March 31, 2001 are approximately 10.5% per annum.

New Accounting Pronouncements

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000). All derivatives have been accounted for pursuant to SFAS 133 requirements.

         Based upon the transition provisions of SFAS 133, no transition adjustment was necessary as of January 1, 2001. The Company's balance sheet as of March 31, 2001 includes an interest rate cap recorded at its fair value of $1.0 million. This derivative asset is recorded as deferred charges and other on the Company's balance sheet. As of March 31, 2001, a loss of $0.7 million has been recorded as a component of interest expense on the Company's statement of operations to recognize the decrease in the fair value of the derivative asset.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company has limited exposure to financial market risks, including changes in interest rates and other relevant market prices. The Company does not have any derivative financial instruments in place as of March 31, 2001 that would have a material effect on the Company's financial position, results of operations and cash flow.

        An increase or decrease in interest rates would affect interest costs relating to the Company's variable rate credit facilities. The Company and/or its subsidiaries are currently parties to such variable rate credit facilities. At March 31, 2001, there was an aggregate of approximately $462 million of variable rate debt outstanding under these facilities. These facilities represent approximately 55% of the Company's outstanding long-term debt. Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

        The table below provides information about the Company's fixed rate and variable rate long-term debt agreements:


                                March 31, 2001       March 31, 2001      December 31, 2000     December 31, 2000
         (in millions)         Carrying Amount     Fair Market Value      Carrying Amount      Fair Market Value
                               ---------------     -----------------     -----------------     -----------------
Long-term debt:
     Fixed rate                      $380                 $392                  $380                  $404
                                     ====                 ====                  ====                  ====
     Average interest rate           9.3%                                       9.3%
                                     ====                                       ====

     Variable rate                   $462                 $448                  $430                  $435
                                     ====                 ====                  ====                  ====
     Average interest rate           9.6%                                       9.2%
                                     ====                                       ====

     Long-term debt                  $842                 $840                  $810                  $839
                                     ====                 ====                  ====                  ====



        In December 2000, Cinema Properties, Inc., a wholly-owned subsidiary of the Company, entered into the Cinema Properties Facility. Pursuant to the terms of the Cinema Properties Facility, funds borrowed bear interest at a rate per annum equal to LIBOR (as defined in the Cinema Properties Facility) plus the applicable margin. As part of the Cinema Properties Facility, in order to hedge against future changes in interest rates, Cinema Properties, Inc. purchased from Lehman Brothers Derivative Products Inc. an Interest Rate Cap Agreement with a notional amount equal to $77 million with a five year term and a strike rate equal to three month LIBOR as of the date of closing. The three month LIBOR as of the date of closing was 6.58%. The fair value and carrying value of the interest rate cap is approximately $1.0 million at March 31, 2001.

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

PART II.          Other Information

Item 1. Legal Proceedings

        Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Item 2. Change in Securities and Use of Proceeds

        Not Applicable

Item 3. Defaults upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        There have not been any matters submitted to a vote of security holders during the first three months of 2001 through the solicitation of proxies or otherwise.

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

Item 6. Exhibits and Reports on Form 8-K

              a) Supplemental schedules specified by the Senior Notes indenture:

                           Condensed Consolidating Balance Sheets
                           (unaudited) as of March 31, 2001

                           Condensed Consolidating Statements of
                           Operations (unaudited) for the three months ended March 31, 2001

                           Condensed Consolidating Statements of Cash Flows (unaudited) for the three months ended March 31, 2001

              b) Reports on Form 8-K

                           No reports have been filed by Registrant during the quarter for which this report is filed.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                              AS OF MARCH 31, 2001
                                   (Unaudited)

                                                                    Restricted      Unrestricted
                                                                       Group            Group        Eliminations         TOTAL
                                                                 ---------------  ---------------  ---------------  ----------------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                     $   2,998,422    $  21,923,614    $         -      $   24,922,036
    Inventories                                                       2,701,536          745,828              -           3,447,364
    Co-op advertising and other receivables                           3,902,152        6,791,521         (459,313)       10,234,360
    Tax receivable                                                    1,068,082          618,234              -           1,686,316
    Prepaid expenses and other                                        2,428,315        1,029,303              -           3,457,618
                                                                 -------------------------------------------------------------------
       Total current assets                                          13,098,507       31,108,500         (459,313)       43,747,694

THEATRE PROPERTIES AND EQUIPMENT                                    942,457,807      249,749,494              -       1,192,207,301
    Less accumulated depreciation and amortization                 (216,715,969)     (41,303,365)             -        (258,019,334)
                                                                 -------------------------------------------------------------------
       Theatre properties and equipment - net                       725,741,838      208,446,129              -         934,187,967

OTHER ASSETS
    Goodwill - net                                                    8,826,163        7,641,531              -          16,467,694
    Investments in and advances to affiliates                       163,812,854          505,915     (157,829,778)        6,488,991
    Deferred charges and other - net                                 34,699,831       10,483,582              -          45,183,413
                                                                 -------------------------------------------------------------------
       Total other assets                                           207,338,848       18,631,028     (157,829,778)       68,140,098
                                                                 -------------------------------------------------------------------
TOTAL                                                             $ 946,179,193    $ 258,185,657    $(158,289,091)   $1,046,075,759
                                                                 ===================================================================

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt                             $   2,757,711    $  32,454,187    $         -      $   35,211,898
    Current income taxes payable                                        (95,400)          95,400              -                 -
    Accounts payable and accrued expenses                            67,883,189       15,231,041         (459,313)       82,654,917
                                                                 -------------------------------------------------------------------
       Total current liabilities                                     70,545,500       47,780,628         (459,313)      117,866,815

LONG-TERM LIABILITIES
    Senior credit agreements                                        327,479,464       99,387,523              -         426,866,987
    Senior subordinated debt                                        380,209,055              -                -         380,209,055
    Deferred lease expenses                                          20,568,464          461,064              -          21,029,528
    Deferred gain on sale leasebacks                                  5,012,980              -                -           5,012,980
    Deferred income taxes                                            12,737,873          (45,613)             -          12,692,260
    Deferred revenues and other long-term liabilities                13,315,084           (9,944)             -          13,305,140
                                                                 -------------------------------------------------------------------
       Total long-term liabilities                                  759,322,920       99,793,030              -         859,115,950

MINORITY INTERESTS IN SUBSIDIARIES                                    6,377,200       19,327,268              -          25,704,468

SHAREHOLDERS' EQUITY
    Class A Common stock, $.01 par value: 10,000,000 shares
       authorized, 1,500 shares issued and outstanding                       15              -                -                  15
    Class B Common stock, no par value: 1,000,000 shares
       authorized, 234,782 shares issued                             49,538,316       13,062,000      (13,062,000)       49,538,316
    Additional paid-in-capital                                       13,145,365      144,767,778     (144,767,778)       13,145,365
    Unearned compensation - stock options                            (1,699,104)             -                -          (1,699,104)
    Retained earnings                                                86,257,607      (40,202,558)             -          46,055,049
    Treasury stock, 57,245 Class B shares at cost                   (24,232,890)             -                -         (24,232,890)
    Accumulated other comprehensive loss                            (13,075,736)     (26,342,489)             -         (39,418,225)
                                                                 -------------------------------------------------------------------
       Total shareholders' equity                                   109,933,573       91,284,731     (157,829,778)       43,388,526
                                                                 -------------------------------------------------------------------
TOTAL                                                             $ 946,179,193    $ 258,185,657    $(158,289,091)   $1,046,075,759
                                                                 ===================================================================


     Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

                                                                    Restricted      Unrestricted
                                                                       Group            Group        Eliminations         TOTAL
                                                                 ---------------  ---------------  ---------------  ----------------
REVENUES
    Admissions                                                    $  99,382,277    $  28,456,461    $         -      $  127,838,738
    Concessions                                                      47,749,612       10,094,135              -          57,843,747
    Other                                                            10,292,310        2,176,323       (2,081,046)       10,387,587
                                                                 ------------------------------------------------------------------
                  Total                                             157,424,199       40,726,919       (2,081,046)      196,070,072

COSTS AND EXPENSES
    Cost of operations:
        Film rentals and advertising                                 51,130,734       14,177,689              -          65,308,423
        Concession supplies                                           7,840,147        2,432,733              -          10,272,880
        Salaries and wages                                           18,021,240        3,457,364              -          21,478,604
        Facility leases                                              24,445,756        4,345,650              -          28,791,406
        Utilities and other                                          22,146,023        6,622,741       (2,081,046)       26,687,718
                                                                 -------------------------------------------------------------------
                  Total                                             123,583,900       31,036,177       (2,081,046)      152,539,031

    General and administrative expenses                               7,852,148        1,990,792              -           9,842,940
    Depreciation and amortization                                    11,915,250        4,693,314              -          16,608,564
    Asset impairment loss                                               450,000              -                -             450,000
    (Gain) loss on sale of assets                                    (1,679,932)       1,790,846              -             110,914
                                                                 -------------------------------------------------------------------
                  Total                                             142,121,366       39,511,129       (2,081,046)      179,551,449

OPERATING INCOME                                                     15,302,833        1,215,790              -          16,518,623

OTHER INCOME (EXPENSE)
    Interest expense                                                (14,906,787)      (4,355,443)             -         (19,262,230)
    Amortization of debt issue cost and debt discount                  (256,119)        (387,009)             -            (643,128)
    Interest income                                                     124,771          244,873              -             369,644
    Foreign currency exchange gain (loss)                                98,929       (1,251,058)             -          (1,152,129)
    Equity in loss of affiliates                                        (14,360)         (23,318)             -             (37,678)
    Minority interests in (income) loss of subsidiaries                (257,175)         377,065              -             119,890
                                                                 -------------------------------------------------------------------
                  Total                                             (15,210,741)      (5,394,890)             -         (20,605,631)
                                                                 -------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                        92,092       (4,179,100)             -          (4,087,008)

Income taxes (benefit)                                               (1,479,657)          55,167              -          (1,424,490)
                                                                 ------------------------------------------------------------------
NET INCOME (LOSS)                                                 $   1,571,749    $  (4,234,267)   $         -      $   (2,662,518)
                                                                 ===================================================================


        Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

                                                                    Restricted      Unrestricted
                                                                       Group            Group        Eliminations         TOTAL
                                                                 ---------------  ---------------  ---------------  ----------------
OPERATING ACTIVITIES
    Net income (loss)                                             $   1,571,749    $  (4,234,267)   $         -      $   (2,662,518)

    Noncash items in net income (loss):
       Depreciation                                                  11,611,426        4,307,280              -          15,918,706
       Amortization - goodwill and other assets                         303,824          386,034              -             689,858
       Loss on impairment of assets                                     450,000              -                -             450,000
       Amortization of gain on sale leasebacks                          (91,481)             -                -             (91,481)
       Deferred lease expenses                                          559,314           (5,033)             -             554,281
       Amortization of prepaid leases                                   435,543          254,505              -             690,048
       Deferred income tax expense                                   (2,139,418)             -                -          (2,139,418)
       Amortization of debt discount and premium                         (7,127)             -                -              (7,127)
       Amortized compensation - stock options                           206,860              -                -             206,860
       (Gain) loss on sale of assets                                 (1,679,932)       1,790,846              -             110,914
       Equity in loss of affiliates                                      14,360           23,318              -              37,678
       Minority interests in income (loss) of subsidiaries              257,175         (377,065)             -            (119,890)

    Cash provided by (used for) operating working capital:
       Inventories                                                      222,209           65,382              -             287,591
       Co-op advertising and other receivables                       (4,164,050)       2,175,714              -          (1,988,336)
       Prepaid expenses and other                                       220,438          (86,390)             -             134,048
       Accounts payable and accrued expenses                        (32,765,798)      (1,068,148)             -         (33,833,946)
       Income tax receivable/payable                                   (268,467)          44,872              -            (223,595)
                                                                 -------------------------------------------------------------------
           Net cash provided by (used for) operating activities     (25,263,375)       3,277,048              -         (21,986,327)

INVESTING ACTIVITIES
    Additions to Theatre properties and equipment                    (5,408,707)      (1,195,407)             -          (6,604,114)
    Sale of Theatre properties and equipment                          3,146,296           13,221              -           3,159,517
    Decrease (increase) in other assets, investments in
       and advances to affiliates                                      (647,419)       4,653,857              -           4,006,438
                                                                 -------------------------------------------------------------------
       Net cash provided by (used for) investing activities          (2,909,830)       3,471,671              -             561,841

FINANCING ACTIVITIES
    Decrease in long-term debt                                          (67,361)      (2,153,123)             -          (2,220,484)
    Increase in long-term debt                                       33,005,969        1,186,839              -          34,192,808
    Decrease in deferred revenues and other long-term liabilities    (3,446,832)            (142)             -          (3,446,974)
    Minority investment in subsidiaries, net                             29,451       (1,896,620)             -          (1,867,169)
                                                                 -------------------------------------------------------------------
       Net cash provided by (used for) financing activities          29,521,227       (2,863,046)             -          26,658,181

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  14,052         (165,705)             -            (151,653)
                                                                 -------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                 1,362,074        3,719,968              -           5,082,042

CASH AND CASH EQUIVALENTS:
    Beginning of period                                               1,636,348       18,203,646              -          19,839,994
                                                                 -------------------------------------------------------------------
    End of period                                                 $   2,998,422    $  21,923,614    $         -      $   24,922,036
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

DATE:             May 15, 2001


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