Form 10-Q
period 2001-06-30
CINEMARK USA INC /TX
filed 2001-08-14
CIK 885975

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                                  Yes X No ____




    As of August 13, 2001, 1,500 shares of Class A Common stock and 185,798 shares of Class B Common stock (including options to acquire 8,261 shares of Class B Common stock exercisable within 60 days of such date) were outstanding.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                                      Index

                                                                            Page
                                                                            ----
PART I       FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   Condensed Consolidated Balance Sheets
                     as of June 30, 2001 (unaudited)
                     and December 31, 2000                                    3

                   Condensed Consolidated Statements of Operations
                     (unaudited) for the three and six month periods
                     ended June 30, 2001 and 2000                             4

                   Condensed Consolidated Statements of Cash
                     Flows (unaudited) for the six month
                     periods ended June 30, 2001 and 2000                     5

                   Notes to Condensed Consolidated Financial
                     Statements (unaudited)                                   6

      Item 2.      Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                               9

      Item 3.      Quantitative and Qualitative Disclosures
                     About Market Risk                                       19


PART II      OTHER INFORMATION

      Item 1.      Legal Proceedings                                         20

      Item 2.      Changes in Securities and Use of Proceeds                 20

      Item 3.      Defaults Upon Senior Securities                           20

      Item 4.      Submission of Matters to a Vote of Security Holders       20

      Item 5.      Other Information                                         20

      Item 6.      Exhibits and Reports on Form 8-K                          20


SIGNATURES                                                                   24

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       CINEMARK USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             June 30,           December 31,
                                                                               2001                 2000
                                                                           (Unaudited)
                                                                        -------------------------------------
                                     ASSETS

CURRENT ASSETS

    Cash and cash equivalents                                            $   27,853,527       $   19,839,994
    Inventories                                                               3,552,328            3,734,955
    Co-op advertising and other receivables                                   9,995,467            8,246,024
    Income tax receivable                                                     3,021,653            1,462,721
    Prepaid expenses and other                                                3,771,255            3,591,666
                                                                        -------------------------------------
      Total current assets                                                   48,194,230           36,875,360

THEATRE PROPERTIES AND EQUIPMENT                                          1,196,650,224        1,193,507,019
    Less accumulated depreciation and amortization                         (272,949,971)        (243,372,299)
                                                                        -------------------------------------
      Theatre properties and equipment - net                                923,700,253          950,134,720

OTHER ASSETS
    Goodwill - net                                                           16,108,649           16,826,740
    Investments in and advances to affiliates                                 5,990,108            6,932,208
    Deferred charges and other - net                                         46,899,117           49,807,442
                                                                        -------------------------------------
      Total other assets                                                     68,997,874           73,566,390
                                                                        -------------------------------------
TOTAL                                                                    $1,040,892,357       $1,060,576,470
                                                                        =====================================

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt                                    $   37,686,395       $   32,767,581
    Accounts payable and accrued expenses                                   102,991,295          116,488,863
                                                                        -------------------------------------
      Total current liabilities                                             140,677,690          149,256,444

LONG-TERM LIABILITIES
    Senior credit agreements                                                405,236,561          397,338,980
    Senior subordinated notes                                               380,201,928          380,216,182
    Deferred lease expenses                                                  21,583,809           20,475,247
    Deferred gain on sale leasebacks                                          4,921,500            5,104,461
    Deferred income taxes                                                    11,628,099           14,831,678
    Deferred revenues and other long-term liabilits                          10,538,434           16,752,114
                                                                        -------------------------------------
      Total long-term liabilities                                           834,110,331          834,718,662

MINORITY INTERESTS IN SUBSIDIARIES                                           23,760,126           27,691,527

SHAREHOLDERS' EQUITY
    Class A Common stock, $.01 par value: 10,000,000 shares
      authorized, 1,500 shares issued and outstanding                                15                   15
    Class B Common stock, no par value: 1,000,000 shares
      authorized, 234,782 shares issued and outstanding                      49,538,316           49,538,316
    Additional paid-in-capital                                               13,145,365           13,198,615
    Unearned compensation - stock options                                    (1,518,639)          (1,956,944)
    Retained earnings                                                        43,728,524           48,717,567
    Treasury stock, 57,245 Class B shares at cost                           (24,232,890)         (24,232,890)
    Accumulated other comprehensive loss                                    (38,316,481)         (36,354,842)
                                                                        -------------------------------------
      Total shareholders' equity                                             42,344,210           48,909,837
                                                                        -------------------------------------
TOTAL                                                                    $1,040,892,357       $1,060,576,470
                                                                        =====================================


     See accompanying Notes to Condensed Consolidated Financial Statements.

                      CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                              2001                2000                 2001                2000
                                                        ------------------------------------     -----------------------------------
REVENUES
    Admissions                                           $ 130,004,407       $ 123,413,502        $ 257,843,145       $ 235,900,347
    Concessions                                             61,702,235          56,756,317          119,545,982         108,880,374
    Other                                                   10,652,217           7,808,884           21,039,804          18,063,560
                                                        ------------------------------------     -----------------------------------
         Total                                             202,358,859         187,978,703          398,428,931         362,844,281

COSTS AND EXPENSES
    Cost of operations:
       Film rentals and advertising                         68,490,322          65,630,832          133,798,745         123,078,771
       Concession supplies                                  10,230,831           9,947,499           20,503,711          19,660,737
       Salaries and wages                                   22,377,694          20,928,104           43,856,298          42,577,590
       Facility leases                                      28,132,827          26,058,247           56,924,233          52,692,232
       Utilities and other                                  27,205,026          25,639,123           53,892,744          50,597,257
                                                        ------------------------------------     -----------------------------------
         Total                                             156,436,700         148,203,805          308,975,731         288,606,587

    General and administrative expenses                     10,347,268           9,391,395           20,190,208          19,403,288
    Depreciation and amortization                           17,076,249          15,726,957           33,684,813          29,942,410
    Asset impairment loss                                          -             1,175,000              450,000           1,615,000
    (Gain) loss on sale of assets                            1,720,172            (136,367)           1,831,086             114,809
                                                        ------------------------------------     -----------------------------------
         Total                                             185,580,389         174,360,790          365,131,838         339,682,094

OPERATING INCOME                                            16,778,470          13,617,913           33,297,093          23,162,187

OTHER INCOME (EXPENSE)
    Interest expense                                       (17,850,288)        (18,455,799)         (37,112,518)        (35,345,751)
    Amortization of debt issue costs and debt discount        (643,129)           (245,494)          (1,286,257)           (490,988)
    Interest income                                            349,546             166,942              719,190             481,594
    Foreign currency exchange loss                          (1,379,241)           (361,384)          (2,531,370)            (21,713)
    Equity in loss of affiliates                            (1,418,886)            (71,250)          (1,456,564)            (12,894)
    Minority interests in (income) loss of subsidiaries        575,879             287,609              695,769            (156,927)
                                                        ------------------------------------     -----------------------------------
         Total                                             (20,366,119)        (18,679,376)         (40,971,750)        (35,546,679)
                                                        ------------------------------------     -----------------------------------
LOSS BEFORE INCOME TAXES                                    (3,587,649)         (5,061,463)          (7,674,657)        (12,384,492)

Income tax benefit                                          (1,261,124)         (1,211,050)          (2,685,614)         (2,972,393)
                                                        ------------------------------------     -----------------------------------

NET LOSS                                                 $  (2,326,525)      $  (3,850,413)       $  (4,989,043)      $  (9,412,099)
                                                        ====================================     ===================================
EARNINGS PER SHARE:
    Basic:
       Net loss                                          $      (12.99)      $      (21.53)       $      (27.87)      $      (52.69)
                                                        ====================================     ===================================
    Diluted:
       Net loss                                          $      (12.99)      $      (21.53)       $      (27.87)      $      (52.69)
                                                        ====================================     ===================================


     See accompanying Notes to Condensed Consolidated Financial Statements.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                               2001                2000
                                                                          -----------------------------------

OPERATING ACTIVITIES
    Net loss                                                               $ (4,989,043)       $ (9,412,099)

     Noncash items in net loss:
        Depreciation                                                         32,364,610          28,707,931
        Amortization - goodwill and other assets                              1,320,203           1,234,479
        Loss on impairment of assets                                            450,000           1,615,000
        Amortization of gain on sale leasebacks                                (182,961)           (182,960)
        Deferred lease expenses                                               1,108,562           1,519,833
        Amortization of prepaid leases                                        1,143,028           1,185,253
        Deferred income tax expense                                          (3,203,579)         (7,064,852)
        Amortization of debt discount and premium                               (14,254)            (14,254)
        Amortized compensation - stock options                                  388,742             481,843
        Compensation expense related to repurchase of stock options                 -               103,584
        Loss on sale of assets                                                1,831,086             114,809
        Equity in loss of affiliates                                          1,456,564              12,894
        Minority interests in income (loss) of subsidiaries                    (695,769)            156,927
        Amortization of deferred revenues                                    (6,380,397)                -

     Cash provided by (used for) operating working capital:

        Inventories                                                             182,627             912,917
        Co-op advertising and other receivables                              (1,749,443)          4,087,078
        Prepaid expenses and other                                             (179,589)          5,059,501
        Accounts payable and accrued expenses                               (13,497,568)        (10,897,980)
        Other long-term liabilities                                             166,717             768,503
        Income tax receivable                                                (1,558,932)            980,902
                                                                          -----------------------------------
           Net cash provided by operating activities                          7,960,604          19,369,309

INVESTING ACTIVITIES
     Additions to theatre properties and equipment                          (14,022,555)        (72,592,491)
     Sale of theatre properties and equipment                                 3,942,537           7,819,711
     Increase in investments in and advances to affiliates                     (514,464)         (7,265,592)
     Decrease in deferred charges and other                                   1,159,498           2,784,418
                                                                          -----------------------------------
        Net cash used for investing activities                               (9,434,984)        (69,253,954)

FINANCING ACTIVITIES
     Decrease in long-term debt                                             (27,990,167)        (41,185,274)
     Increase in long-term debt                                              40,806,562          72,279,859
     Increase in deferred revenues                                                  -            22,478,015
     Purchase of treasury stock                                                     -               (34,000)
     Repurchase of stock options                                                    -               (67,452)
     Common stock issued for options exercised                                      -                   425
     Minority investment in subsidiaries, net                                (3,235,632)          1,317,982
                                                                          -----------------------------------
        Net cash provided by financing activities                             9,580,763          54,789,555

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (92,850)           (100,477)
                                                                          -----------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                         8,013,533           4,804,433

CASH AND CASH EQUIVALENTS
     Beginning of period                                                     19,839,994           8,872,157
                                                                          -----------------------------------
     End of period                                                         $ 27,853,527        $ 13,676,590
                                                                          ===================================


     See accompanying Notes to Condensed Consolidated Financial Statements.

                       CINEMARK USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  The Company and Basis of Presentation

        Cinemark USA, Inc. and its subsidiaries (the Company), is a world leader in the motion picture exhibition industry that owns or leases and operates motion picture theatres in 33 states, Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica and Colombia. The Company operates 2,962 screens in 274 theatres and manages an additional 4 theatres (27 screens) at June 30, 2001.

        The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The consolidated financial statements include the accounts of Cinemark USA, Inc. and its subsidiaries. Majority-owned subsidiaries are consolidated while those subsidiaries of which the Company owns between 20% and 50% are accounted for as affiliates under the equity method. The results of these subsidiaries and affiliates are included in the financial statements effective with their formation or from their dates of acquisition. Significant intercompany balances and transactions are eliminated in the consolidation. Certain reclassifications have been made to June 30, 2000 and December 31, 2000 amounts to conform with the June 30, 2001 presentation.

        These financial statements should be read in conjunction with the audited annual financial statements and the notes thereto for the year ended December 31, 2000, included in the Annual Report filed on Form 10-K by the Company under the Securities Exchange Act of 1934 on March 26, 2001. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be achieved for the full year.

2.  Earnings Per Share

        Earnings (loss) per share are computed using the weighted average number of shares of Class A and Class B Common stock outstanding during each period. The following table sets forth the computation of basic and diluted earnings
(loss) per share.



                                                              Three Months Ended                Six Months Ended
                                                                   June 30,                         June 30,
                                                             2001            2000             2001            2000
                                                         ------------    ------------     ------------    ------------
Net loss                                                 $(2,326,525)    $(3,850,413)     $(4,989,043)    $(9,412,099)
                                                         ============    ============     ============    ============
Basic:
    Weighted average Common shares outstanding               179,037         178,863          179,037         178,635
                                                             =======         =======          =======         =======

    Net loss per Common share                               $(12.99)        $(21.53)         $(27.87)        $(52.69)
                                                            ========        ========         ========        ========

Diluted:
    Weighted average Common shares outstanding               179,037         178,863          179,037         178,635
    Common equivalent shares for stock options                   -               -                -               -
                                                             -------         -------          -------         -------
    Weighted average shares outstanding                      179,037         178,863          179,037         178,635
                                                             =======         =======          =======         =======

    Net loss per Common and Common equivalent share         $(12.99)        $(21.53)         $(27.87)        $(52.69)
                                                            ========        ========         ========        ========

        Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of Common stock and potential Common stock outstanding and options to purchase Common stock using the treasury stock method. The dilutive effect of the options to purchase Common stock are excluded from the computation of diluted net loss per share if their effect is antidilutive. Options to purchase 11,752 and 12,341 shares of Common stock have been excluded from the diluted net loss per share calculation for the three month periods ended June 30, 2001 and 2000, respectively, as their effect would have been antidilutive. Options to purchase 11,752 and 12,742 shares of Common stock have been excluded from the diluted net loss per share calculation for the six month periods ended June 30, 2001 and 2000, respectively, as their effect would have been antidilutive.

3.  Other Comprehensive Income (Loss)

        Statement of Financial Accounting Standards (SFAS) No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components in the financial statements. The following components are reflected in the Company's comprehensive loss:


                                                              Three Months Ended                Six Months Ended
                                                                   June 30,                         June 30,
                                                             2001            2000             2001             2000
                                                         ------------    ------------     ------------    -------------

Net loss                                                 $(2,326,525)    $(3,850,413)     $(4,989,043)    $ (9,412,099)
Foreign currency translation adjustment                    1,101,744      (5,474,174)      (1,961,639)      (2,695,747)
                                                         ------------    ------------     ------------    -------------
Comprehensive loss                                       $(1,224,781)    $(9,324,587)     $(6,950,682)    $(12,107,846)
                                                         ============    ============     ============    =============


4.  Foreign Currency Translation

        The accumulated other comprehensive loss in shareholders' equity of $38,316,481 and $36,354,842 at June 30, 2001 and December 31, 2000,
respectively, primarily relates to the unrealized adjustments from translating the financial statements of Cinemark Brasil, S.A., Cinemark de Mexico, S.A. de C.V. and Cinemark Chile, S.A. into U.S. dollars.

        In 2000, the Company was required to utilize the U.S. dollar as the functional currency of Cinemark del Ecuador, S.A. for U.S. reporting purposes due to the highly inflationary economy of Ecuador. Thus, devaluations in the sucre during 2000 that affected the Company's investment were charged to foreign currency exchange gain (loss) rather than to the accumulated other comprehensive loss account as a reduction to shareholders' equity. In September 2000, the country of Ecuador officially switched to the U.S. dollar as the functional currency effectively eliminating any exchange gain (loss) in the sucre on a going forward basis. At June 30, 2001, the total assets of Cinemark del Ecuador, S.A. were approximately $4 million.

5.  Supplemental Cash Flow Information

        The following is provided as supplemental information to the condensed consolidated statements of cash flows:


                                            Six Months Ended June 30,
                                            2001                 2000
                                        -----------          -----------
        Cash paid for interest          $38,602,949          $34,307,247
        Cash paid for income taxes        1,903,256            2,592,445

6.  Financial Information About Geographic Areas

        The Company operates in a single industry as a motion picture exhibitor. The Company is a multinational corporation with consolidated operations in the United States, Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru,
Honduras, El Salvador, Nicaragua, Costa Rica and Colombia. Revenues in the United States and Canada, Mexico, Brazil and other foreign countries for the six months ended June 30 are as follows:


                                                Six Months Ended
                                                    June 30,
        Revenues                           2001                 2000
        --------                       -------------        -------------
        U.S. and Canada                $302,520,015         $273,635,486
        Mexico                           34,858,256           29,419,087
        Brazil                           31,310,175           28,653,102
        Other Foreign Countries          34,127,007           31,573,627
        Eliminations                     (4,386,522)            (437,021)
                                       -------------        -------------
        Total                          $398,428,931         $362,844,281
                                       =============        =============


        Long-lived assets in the United States and Canada, Mexico, Brazil and other foreign countries as of June 30 are as follows:


                                                    June 30,
        Long-Lived Assets                  2001                 2000
        -----------------              -------------        -------------
        U.S. and Canada                $715,195,578         $762,523,941
        Mexico                           76,282,484           64,878,980
        Brazil                           58,682,074           68,492,330
        Other Foreign Countries          73,540,117           69,803,578
                                       -------------        -------------
        Total                          $923,700,253         $965,698,829
                                       =============        =============


7.  Accounting for Derivative Instruments and Hedging Activities

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000).

        Based upon the transition provisions of SFAS 133, no transition adjustment was necessary as of January 1, 2001. The Company's balance sheet as of June 30, 2001 includes an interest rate cap recorded at its fair value of $1.1 million. This derivative asset is recorded as deferred charges and other on the Company's balance sheet. For the six month period ended June 30, 2001, a loss of $0.6 million has been recorded as a component of interest expense on the Company's statement of operations to recognize the decrease in the fair value of the derivative asset.

8.  New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". This statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. This statement is effective for all fiscal years beginning after December 15, 2001. The statement will become effective for the Company on January 1, 2002. Management is currently assessing the impact of this statement on the consolidated financial statements.

9.  Subsequent Event

        In July 2001, the Company's Brazilian partners contributed an additional $5 million of capital to Cinemark Brasil, S.A. and are expected to contribute an additional $6 million of capital by the end of the year, which will effectively dilute the Company's ownership of Cinemark Brasil, S.A. from 60% at June 30, 2001 to 53% at December 31, 2001.

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

        Film rentals and advertising, concession supplies and salaries and wages vary directly with changes in revenues. These expenses have historically represented approximately 65% of all theatre operating expenses and approximately 50% of revenues. Film rental costs are based on a percentage of admissions revenues as determined by film license agreements. To some extent, advertising cost is fixed at the theatre level as daily movie directories placed in newspapers represent the largest component of advertising costs. The monthly cost of these ads is based on the size of the directory. However, advertising costs have been decreasing recently as the Company has been strategically reducing the size of directory advertisements in favor of alternative forms of advertising (i.e. internet web-site advertising) which has further helped drive revenues. The Company expenses concession supplies purchased as they are sold. Although salaries and wages include a fixed component of cost (i.e., the minimum staffing cost to operate a theatre facility during non-peak periods), salaries and wages move in relation to revenues as theatre staffing is adjusted to handle attendance volume.

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



                                                              % of Revenues             % of Revenues
                                                              -------------             -------------
                                                            Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                            2001         2000         2001         2000
                                                           --------------------      -------------------
                Revenues
                 Admissions                                 64.2         65.7         64.7         65.0
                 Concessions                                30.5         30.2         30.0         30.0
                 Other                                       5.3          4.1          5.3          5.0
                                                           ------       ------       ------       ------
                Total revenues                             100.0        100.0        100.0        100.0

                Cost of operations                          77.3         78.8         77.5         79.5
                General and administrative expenses          5.1          5.0          5.1          5.3
                Depreciation and amortization                8.4          8.4          8.4          8.3
                Asset impairment loss                          -          0.6          0.1          0.5
                Loss on sale of assets                       0.9            -          0.5            -
                                                           ------       ------       ------       ------
                Total operating expenses                    91.7         92.8         91.6         93.6
                                                           ------       ------       ------       ------

                Operating income                             8.3          7.2          8.4          6.4

                Interest expense                            (8.8)        (9.8)        (9.3)        (9.7)
                Other expense                               (1.3)        (0.1)        (1.0)        (0.1)
                                                           ------       ------       ------       ------
                Loss before income taxes                    (1.8)        (2.7)        (1.9)        (3.4)
                Income tax benefit                          (0.7)        (0.6)        (0.7)        (0.8)
                                                           ------       ------       ------       ------
                Net loss                                    (1.1)        (2.1)        (1.2)        (2.6)
                                                           ======       ======       ======       ======


Second quarter ended June 30, 2001 and 2000

Revenues

        Revenues for the second quarter ended June 30, 2001 increased to $202.4 million from $188.0 million for the second quarter ended June 30, 2000, a 7.7% increase. The increase in revenues for the second quarter is primarily attributable to an 8.7% increase in attendance as a result of the net addition of 107 screens since the second quarter of 2000 and a 1.9% increase in revenues per screen. Revenues per screen increased to $68,596 in the second quarter of 2001 from $67,340 in the second quarter of 2000.

Cost of Operations

        Cost of operations, as a percentage of revenues, decreased to 77.3% in the second quarter of 2001 from 78.8% in the second quarter of 2000. The decrease as a percentage of revenues primarily resulted from a decrease in concession supplies as a percentage of concessions revenues to 16.6% in the second quarter of 2001 from 17.5% in the second quarter of 2000 resulting from lower concession procurement costs and increased concession volume rebates, a decrease in film rentals and advertising costs as a percentage of admissions revenues to 52.7% in the second quarter of 2001 from 53.2% in the second quarter of 2000 resulting from reduced advertising and promotion costs and a decrease in utilities and other expenses as a percentage of revenues to 13.4% in the second quarter of 2001 from 13.6% in the second quarter of 2000.

General and Administrative Expenses

        General and administrative expenses as a percentage of revenues of 5.1% for the second quarter of 2001 were relatively consistent with the second quarter of 2000.

        The absolute level of general and administrative expenses increased to $10.3 million in the second quarter of 2001 from $9.4 million in the second quarter of 2000 primarily as a result of increased costs associated with the Company's international growth and increased accrued bonus expenses.

Depreciation and Amortization

        Depreciation and amortization increased 8.9% to $17.1 million in the second quarter of 2001 from $15.7 million in the second quarter of 2000. The increase is a result of the net addition of $26.9 million in theatre property and equipment since the second quarter of 2000, a 2.3% increase. The difference in the percentage increase in depreciation and amortization compared to the increase in theatre property and equipment is a result of the timing of when the additions were placed in service during the period and the scaled back construction program which has significantly reduced the amount of non-depreciable construction-in-progress assets.

Asset Impairment Loss

        The Company wrote down the assets of certain properties to their fair value which resulted in asset impairment charges of $1.2 million in the second quarter of 2000 pursuant to Statement of Financial Accounting Standards (SFAS) No. 121.

Interest Expense

        Interest costs incurred, including amortization of debt issue costs and debt discount and the mark-to-market adjustment to the interest rate cap, decreased 1.1% during the second quarter of 2001 to $18.6 million (including capitalized interest to properties under construction) from $18.8 million (including capitalized interest) in the second quarter of 2000. The decrease in interest costs incurred for the second quarter of 2001 was due principally to a decrease in the average interest rate outstanding under the Company's Credit Facility, partially offset by an increase in the Company's average debt outstanding.

Income Taxes

        An income tax benefit of $1.3 million was recorded for the second quarter of 2001 as compared to an income tax benefit of $1.2 million in the second quarter of 2000. The Company's effective tax rate for the second quarter of 2001 was 35.2% as compared to 23.9% for the second quarter of 2000. The change in the effective tax rate is primarily due to an increase in foreign permanent differences.

Net Loss

        The Company realized a net loss of $2.3 million for the second quarter of 2001 in comparison with a net loss of $3.9 million for the second quarter of 2000.

Six month periods ended June 30, 2001 and 2000


Revenues

        Revenues for the six month period ended June 30, 2001 (the "2001 period") increased to $398.4 million from $362.8 million for the six month period ended June 30, 2000 (the "2000 period"), a 9.8% increase. The increase in revenues for the 2001 period is primarily attributable to an 11.4% increase in attendance as a result of the net addition of 107 screens since the second quarter of 2000 and a 3.0% increase in revenues per screen. Revenues per screen increased to $135,546 in the 2001 period from $131,554 in the 2000 period.

Cost of Operations

        Cost of operations, as a percentage of revenues, decreased to 77.5% in the 2001 period from 79.5% in the 2000 period. The decrease as a percentage of revenues primarily resulted from a decrease in concession supplies as a percentage of concessions revenues to 17.2% in the 2001 period from 18.1% in the 2000 period resulting from lower concession procurement costs and increased concession volume rebates, a decrease in film rentals and advertising costs as a percentage of admissions revenues to 51.9% in the 2001 period from 52.2% in the 2000 period, a decrease in salaries and wages as a percentage of revenues to 11.0% in the 2001 period from 11.7% in the 2000 period, a decrease in utilities and other expenses as a percentage of revenues to 13.5% in the 2001 period from 13.9% in the 2000 period and a decrease in facility lease expense as a percentage of revenues to 14.3% in the 2001 period from 14.5% in the 2000 period.

General and Administrative Expenses

        General and administrative expenses as a percentage of revenues decreased to 5.1% for the 2001 period from 5.3% for the 2000 period as a result of the economies of scale realized with the Company's growth over the last year.

        The absolute level of general and administrative expenses increased to $20.2 million in the 2001 period from $19.4 million in the 2000 period. The increase in general and administrative expenses is attributed to costs associated with the Company's international growth and increased accrued bonus expenses.

Depreciation and Amortization

        For the 2001 period, depreciation and amortization increased 12.7% to $33.7 million from $29.9 million in the 2000 period. The increase is a result of the net addition of $26.9 million in theatre property and equipment since the second quarter of 2000, a 2.3% increase. The difference in the percentage increase in depreciation and amortization compared to the increase in theatre property and equipment is a result of the timing of when the additions were placed in service during the period and the scaled back construction program which has significantly reduced the amount of non-depreciable construction-in-progress assets.

Asset Impairment Loss

        The Company wrote down the assets of certain properties to their fair value which resulted in asset impairment charges of $0.5 million and $1.6 million in the 2001 and 2000 periods, respectively, pursuant to Statement of Financial Accounting Standards (SFAS) No. 121.

Interest Expense

        Interest costs incurred in the 2001 period, including amortization of debt issue costs and debt discount and the mark-to-market adjustment to the interest rate cap, increased 5.8% to $38.5 million (including capitalized interest to properties under construction) from $36.4 million (including capitalized interest) in the 2000 period. The increase in interest costs incurred for the 2001 period was due principally to an increase in the Company's average debt outstanding, partially offset by lower interest rates on the Company's variable rate debt.

Income Taxes

        An income tax benefit of $2.7 million was recorded for the 2001 period as compared to an income tax benefit of $3.0 million in the 2000 period. The Company's effective tax rate for the 2001 period was 35.0% as compared to 24.0% for the 2000 period. The change in the effective tax rate is primarily due to an increase in foreign permanent differences.

Net Loss

        The Company realized a net loss of $5.0 million for the 2001 period in comparison with a net loss of $9.4 million for the 2000 period.

Liquidity and Capital Resources

        The Company's revenues are collected in cash, primarily through box office receipts and concession sales. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" and, as a result, historically has not required traditional working capital financing.

        The Company's theatres are typically equipped with modern projection and sound equipment, with approximately 88% of the screens operated by the Company having been built since 1990. The Company's investing activities have been principally in connection with the development and acquisition of theatres. As of June 30, 2001, the Company has opened one theatre (12 screens), acquired one theatre (6 screens) and closed two theatres (10 screens) in the United States in 2001 and has only one additional theatre commitment (4 screens) under construction and scheduled to open in the United States by the end of 2001. The Company presently has only one future theatre commitment (12 screens) along with a five-screen expansion commitment in the United States after 2001. As of June 30, 2001, the Company estimates that the remaining capital expenditures for the development of its remaining theatre and expansion commitments (21 screens) in the United States will be less than $5 million. Actual expenditures for theatre development and acquisitions during 2001 and thereafter are subject to change based upon the availability of attractive opportunities for expansion of the Company's theatre circuit. The Company plans to fund capital expenditures for its continued development from cash flow from operations, borrowings under the Credit Facility, proceeds from sale leaseback transactions and/or sales of excess real estate. As of June 30, 2001, the Company owned approximately $270 million of real estate and improvements resulting from the development of multiplex facilities over the last several years. Additionally, the Company and/or its affiliates, may from time to time, subject to compliance with the Company's debt instruments, purchase on the open market the Company's debt securities depending upon the availability and prices of such securities.

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

        In June 1997, the Company issued $75 million principal amount of 9-5/8% Series C Senior Subordinated Notes (the "Series C Notes") to qualified institutional buyers in reliance on Rule 144A of the Securities Act. The Series C Notes were issued at 103% of the principal face amount. The net proceeds to the Company from the issuance of the Series C Notes (net of fees and expenses) were approximately $77.1 million. In October 1997, the Company completed an offer to exchange $75 million principal amount of 9-5/8% Series D Senior Subordinated Notes (the "Series D Notes") due 2008, which were registered under the Securities Act for a like principal amount of the Series C Notes. Interest on the Series D Notes is payable semi-annually on February 1 and August 1 of each year.

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

        In February 1998, the Company replaced its existing credit facility with a reducing, revolving credit agreement (the "Credit Facility") through a group of banks for which Bank of America National Trust and Savings Association acts as Administrative Agent. The Credit Facility provides for loans to the Company of up to $350 million in the aggregate. The Credit Facility is a reducing, revolving credit facility with commitments automatically reduced each calendar quarter by 2.5%, 3.75%, 5.0%, 6.25% and 6.25% of the aggregate $350 million in calendar year 2001, 2002, 2003, 2004 and 2005, respectively. As of August 13, 2001, the aggregate commitment available to the Company is $332.5 million. The Company is required to prepay all loans outstanding in excess of the aggregate commitment as reduced pursuant to the terms of the Credit Facility. Borrowings under the Credit Facility are secured by a pledge of a majority of the issued and outstanding Capital stock of the Company. Pursuant to the terms of the Credit Facility, funds borrowed currently bear interest at a rate per annum equal to the Offshore Rate (as defined in the Credit Facility) or the Base Rate (as defined in the Credit Facility), as the case may be, plus the Applicable Margin (as defined in the Credit Facility). As of August 13, 2001, the Company had borrowed $267 million under the Credit Facility with the effective interest rate on such borrowings being 5.7% per annum.

        In February 1998, the Company completed a sale leaseback transaction (the "Sale Leaseback") pursuant to which the Company sold the land, buildings and site improvements of twelve theatre properties to special purpose entities for an aggregate purchase price equal to approximately $131.5 million. Simultaneously with the sale, the Company entered into operating leases for such properties for a base term equal to approximately 20 years at a fixed aggregate monthly rental payment of $1.1 million or $13.4 million annually.

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

        In December 2000, Cinema Properties, Inc., a wholly-owned Unrestricted Subsidiary (as those terms are defined in the Credit Facility and the Senior Subordinated Note Indentures), completed a $77 million loan transaction with Lehman Brothers Bank, FSB (the "Cinema Properties Facility"). The Cinema Properties Facility is a term loan with a December 31, 2003 maturity date. Cinema Properties, Inc. has the ability to extend the maturity date two times for one year each. At the lender's discretion, Cinema Properties, Inc. may be required to make principal payments of $1.5 million in the third and fourth quarters of 2002 with the remaining principal outstanding due in 2003. Pursuant to the terms of the Cinema Properties Facility, funds borrowed bear interest at a rate per annum equal to LIBOR (as defined in the Cinema Properties Facility) plus the applicable margin. Borrowings are secured by, among other things, a mortgage placed on six of Cinema Properties, Inc.'s theatres and certain equipment leases. Cinema Properties, Inc. has a separate legal existence, separate assets, separate creditors and separate financial statements. The assets of Cinema Properties, Inc. are not available to satisfy the debts of any of the other entities included in these consolidated financial statements. The Cinema Properties Facility also requires Cinema Properties, Inc. to comply with an interest coverage ratio requirement. Cinema Properties, Inc. purchased from Lehman Brothers Derivative Products Inc. an Interest Rate Cap Agreement with a notional amount equal to $77 million with a five year term and a strike rate equal to three month LIBOR as of the date of closing. Three month LIBOR as of the date of closing was 6.58%. The net proceeds from the loan (net of fees and expenses) were $70.9 million. The proceeds were distributed to the Company, and the Company used such funds to complete the Company's domestic construction program for 2000 and to reduce outstanding debt under the Company's existing Credit Facility. As of August 13, 2001, Cinema Properties, Inc. has outstanding $77 million under the Cinema Properties Facility, and the effective interest rate on such borrowing was 9.6% per annum.

        In 1992, the Company formed Cinemark International to develop and acquire theatres in international markets. As of June 30, 2001, Cinemark International, through its affiliates, has opened four theatres (42 screens) internationally in 2001 and currently operates 84 theatres (737 screens), principally in Latin America. Cinemark International, through its affiliates, has six additional theatres (62 screens) under construction and scheduled to open by the end of 2001 and presently has three theatres (28 screens) committed to being built after 2001. The following table summarizes the Company's and Cinemark International's holdings in each international market, the number of theatres and screens in such market as of June 30, 2001 and the number of theatres and screens in such market scheduled to open the remainder of 2001.



                                                                               Planned openings
                    Year of                      Operating                     through 2001
Country             Formation     Ownership%     Theatres/Screens              Theatres/Screens
-------             ---------     ----------     ----------------              ----------------

Mexico              1992           95%           25 theatres (244 screens)     1 theatre (12 screens)
Chile               1992           98%           12 theatres (88 screens)      (5 screen expansion)
Argentina           1995          100%            9 theatres (79 screens)
Brazil              1996           60%           25 theatres (228 screens)     3 theatres (29 screens)
Ecuador             1996           60%            2 theatres (16 screens)
Peru                1996          100%            2 theatres (21 screens)
Central America     1997           50.1%          7 theatres (45 screens)
Colombia            1998           51%            2 theatres (16 screens)      1 theatre (6 screens)
United Kingdom      1998          100%              N/A                        1 theatre (10 screens)

    Total                                        84 theatres (737 screens)     6 theatres (62 screens)

        The Company estimates that the remaining capital expenditures for the development of its remaining theatre commitments (90 screens) internationally will be approximately $25 million. The Company anticipates that investments in excess of Cinemark International's available cash will be funded by the Company or by debt or equity financing to be provided by third parties directly to Cinemark International or its subsidiaries.

        In August 1998, the Company formed Cinemark Investments Corporation for the purpose of financing a portion of its Brazilian operations by investing in foreign fixed rate notes issued by Cinemark Brasil, S.A., an indirect Brazilian subsidiary of the Company. In September 1998, Cinemark Investments Corporation executed a credit agreement with Bank of America that provides Cinemark Investments Corporation up to $20 million in the aggregate under a revolving line of credit facility (the "Cinemark Investments Credit Agreement") due September 2001. The Cinemark Investments Credit Agreement is secured by an assignment of certain fixed rate notes issued by Cinemark Brasil, S.A. to Cinemark Investments Corporation and an unconditional guaranty by the Company. Pursuant to the terms of the Cinemark Investments Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate or the Base Rate (both as defined in the Cinemark Investments Credit Agreement) as the case may be. As of August 13, 2001, Cinemark Investments Corporation had borrowed $20 million under the Cinemark Investments Credit Agreement, the proceeds of which were used to purchase fixed rate notes issued by Cinemark Brasil, S.A. which currently bear interest at 14.0%. The effective interest rate on the Cinemark Investment Corporation borrowings as of August 13, 2001 is 5.7% per annum.

        In November 1998, Cinemark Mexico executed a credit agreement with Bank of America National Trust and Savings Association (the "Cinemark Mexico Credit Agreement"). The Cinemark Mexico Credit Agreement is a revolving credit facility and provides for a loan to Cinemark Mexico of up to $30 million in the aggregate. The Cinemark Mexico Credit Agreement is secured by a pledge of 65% of the stock of Cinemark de Mexico, S.A. de C.V. and an unconditional guaranty by the Company. Pursuant to the terms of the Cinemark Mexico Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate (as defined in the Cinemark Mexico Credit Agreement) or the Base Rate (as defined in the Cinemark Mexico Credit Agreement), as the case may be, plus the Applicable Margin (as defined in the Cinemark Mexico Credit Agreement). Cinemark Mexico borrowed $30 million under the Cinemark Mexico Credit Agreement, the proceeds of which were used to repay an intercompany loan of Cinemark Mexico from Cinemark International. Cinemark International used the proceeds of such repayment to repay all outstanding indebtedness under its then existing credit facility with Bank of America National Trust and Savings. In September 2000, Cinemark Mexico and the banks party to the Cinemark Mexico Credit Agreement executed an amendment which, among other things, extended the maturity date of the Cinemark Mexico Credit Agreement and increased the rate of interest paid on borrowings thereunder. Pursuant to the amendment, Cinemark Mexico is to make principal payments of $500,000 in the third and fourth quarters of 2001, $1,500,000 per quarter in 2002 with the remaining principal outstanding due in January 2003. As of August 13, 2001, Cinemark Mexico has outstanding $30 million under the Cinemark Mexico Credit Agreement. The effective interest rate on such borrowings as of August 13, 2001 is 6.7% per annum.

        Cinemark Chile, S.A. became a consolidated subsidiary of the company effective January 1, 1999. Prior to that date, Cinemark Chile, S.A. had executed four senior note payable agreements with a local bank for the U.S. dollar equivalent of $6.0 million, $3.0 million, $4.5 million and $3.5 million in December 1997, July 1998, November 1998 and December 1998, respectively. These notes were each in Chilean pesos, adjusted for inflation, at the respective borrowing dates. Interest is assessed for three notes at the 90-day TAB rate (Chile's Central Bank interbank rate) plus 1.5% per annum, adjusted for inflation, and for the other note (December 1998) at the 180-day TAB rate plus 1.5% per annum, adjusted for inflation, and is paid quarterly for three of the notes and semi-annually for the December 1998 note. The term on all four notes is five years with a two year grace period on principal. All four notes are directly or indirectly guaranteed by Cinemark International. The effective interest rates on the four notes at August 13, 2001 are approximately 6.2% per annum.

        In September 1999, Cinemark International acquired all of the shares of its Argentine joint venture partner, Prodecine S.A., which held the remaining 50% of the shares of Cinemark Argentina, S.A. Cinemark International paid $2.8 million in cash and delivered four promissory notes amounting to $11 million, which were subsequently paid. The 100% interests in Prodecine S.A., Cinemark Investments Argentina, S.A. and Cinemark Argentina, S.A. held by Cinemark International were transferred to one of the Company's subsidiaries in December 1999.

        Cinemark Brasil, S.A. currently has four main types of funding sources executed through nine separate local and international banks. These include: a) BNDES automatic in the amount of US$5.4 million executed October 1999 at a term of 5 years with nine months grace period at a BNDES basket rate (which is a multiple currency rate based on the rate at which the bank borrows) plus spread amounting to 14.5%, b) FINAME/BNDES facility executed December 1999 in the amount of R$450,000 (equivalent to US$225,000) for a term of 3 years with 6 months grace period at a BNDES basket rate plus spread totalling 14.4%, c) Import financing executed between April 2000 through December 2000 in the amount of US$6.3 million at a term of 120 to 365 days at a rate of LIBOR +2.8-5.15%, d) Project developer financing executed between September 2000 through December 2000 in the amount of US$1.8 million for a term of 5 years with a 6 month grace period at a rate of TJLP+5%. Each of these sources have varying guarantees including comfort letters from Cinemark International, promissory notes for up to 130% of the value, a revenue reserve account and equipment collateral. The effective interest rates on these notes at August 13, 2001 are approximately 10.5% per annum.

        In July 2001, the Company's Brazilian partners contributed an additional $5 million of capital to Cinemark Brasil, S.A. and are expected to contribute an additional $6 million of capital by the end of the year, which will effectively dilute the Company's ownership of Cinemark Brasil, S.A. from 60% at June 30, 2001 to 53% at December 31, 2001.

New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". This statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. This statement is effective for all fiscal years beginning after December 15, 2001. The statement will become effective for the Company on January 1, 2002. Management is currently assessing the impact of this statement on the consolidated financial statements.

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

        An increase or decrease in interest rates would affect interest costs relating to the Company's variable rate credit facilities. The Company and/or its subsidiaries are currently parties to such variable rate credit facilities. At June 30, 2001, there was an aggregate of approximately $443 million of variable rate debt outstanding under these facilities. These facilities represent approximately 54% of the Company's outstanding long-term debt. Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

        The table below provides information about the Company's fixed rate and variable rate long-term debt agreements:


                                     June 30, 2001          June 30, 2001       December 31, 2000      December 31, 2000
         (in millions)              Carrying Amount       Fair Market Value      Carrying Amount       Fair Market Value
                                    ---------------       -----------------     -----------------      -----------------
Long-term debt:
    Fixed rate                           $380                   $387                   $380                  $404
                                         ====                   ====                   ====                  ====
    Average interest rate                9.3%                                          9.3%
                                         ====                                          ====

    Variable rate                        $443                   $419                   $430                  $435
                                         ====                   ====                   ====                  ====
    Average interest rate                6.8%                                          9.2%
                                         ====                                          ====

    Long-term debt                       $823                   $806                   $810                  $839
                                         ====                   ====                   ====                  ====


        The Company does not have any derivative financial instruments in place as of June 30, 2001 that would have a material effect on the Company's financial position, results of operations and cash flows. However, as part of the Cinema Properties Facility, in order to hedge against future changes in interest rates, Cinema Properties, Inc. purchased from Lehman Brothers Derivative Products Inc. an Interest Rate Cap Agreement with a notional amount equal to $77 million with a five year term and a strike rate equal to three month LIBOR as of the date of closing. The three month LIBOR as of the date of closing was 6.58%. The fair value and carrying value of the interest rate cap is approximately $1.1 million at June 30, 2001.

        The Company is also exposed to market risk arising from changes in foreign currency exchange rates as a result of its international operations. Currency fluctuations result in the Company's reporting exchange gains (losses) or foreign currency translation adjustments relating to its international subsidiaries depending on the inflationary environment of the country in which the Company operates.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

        Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Item 2. Change in Securities and Use of Proceeds

        Not Applicable

Item 3. Defaults upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        There have not been any matters submitted to a vote of security holders during the first six months of 2001 through the solicitation of proxies or otherwise.

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

Item 6. Exhibits and Reports on Form 8-K

              a) Supplemental schedules specified by the Senior Notes indenture:

                           Condensed Consolidating Balance Sheets
                           (unaudited) as of June 30, 2001

                           Condensed Consolidating Statements of
                           Operations (unaudited) for the six months ended June 30, 2001

                           Condensed Consolidating Statements of
                           Cash Flows (unaudited) for the six months ended June 30, 2001


              b) Reports on Form 8-K

                           No reports have been filed by Registrant during the quarter for which this report is filed.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               AS OF JUNE 30, 2001
                                   (Unaudited)

                                                                 Restricted       Unrestricted
                                                                    Group             Group         Eliminations          TOTAL
                                                               ---------------   ---------------   ---------------   ---------------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                   $   5,152,716     $  22,700,811     $         -      $   27,853,527
    Inventories                                                     2,820,907           731,421               -           3,552,328
    Co-op advertising and other receivables                         6,528,979         4,110,179          (643,691)        9,995,467
    Income tax receivable                                           2,517,215           504,438               -           3,021,653
    Prepaid expenses and other                                      2,733,020         1,038,235               -           3,771,255
                                                               ---------------------------------------------------------------------
       Total current assets                                        19,752,837        29,085,084          (643,691)       48,194,230

THEATRE PROPERTIES AND EQUIPMENT                                  952,957,845       243,692,379               -       1,196,650,224
    Less accumulated depreciation and amortization               (229,254,487)      (43,695,484)              -        (272,949,971)
                                                               ---------------------------------------------------------------------
       Theatre properties and equipment - net                     723,703,358       199,996,895               -         923,700,253

OTHER ASSETS

    Goodwill - net                                                  8,614,223         7,494,426               -          16,108,649
    Investments in and advances to affiliates                     161,838,096         1,281,790      (157,129,778)        5,990,108
    Deferred charges and other - net                               36,897,601        10,001,516               -          46,899,117
                                                               ---------------------------------------------------------------------
       Total other assets                                         207,349,920        18,777,732      (157,129,778)       68,997,874
                                                               ---------------------------------------------------------------------

TOTAL                                                           $ 950,806,115     $ 247,859,711     $(157,773,469)   $ 1,040,892,357
                                                               =====================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt                           $   4,240,871     $  33,445,524     $         -      $   37,686,395
    Current income taxes payable                                      (44,261)           44,261               -                 -
    Accounts payable and accrued expenses                          86,532,104        17,102,882          (643,691)      102,991,295
                                                               ---------------------------------------------------------------------
       Total current liabilities                                   90,728,714        50,592,667          (643,691)      140,677,690

LONG-TERM LIABILITIES
    Senior credit agreements                                      310,378,758        94,857,803               -         405,236,561
    Senior subordinated notes                                     380,201,928               -                 -         380,201,928
    Deferred lease expenses                                        21,127,779           456,030               -          21,583,809
    Deferred gain on sale leasebacks                                4,921,500               -                 -           4,921,500
    Deferred income taxes                                          11,673,712           (45,613)              -          11,628,099
    Deferred revenues and other long-term liabilities              10,431,151           107,283               -          10,538,434
                                                               ---------------------------------------------------------------------
       Total long-term liabilities                                738,734,828        95,375,503               -         834,110,331

MINORITY INTERESTS IN SUBSIDIARIES                                  6,616,504        17,143,622               -          23,760,126

SHAREHOLDERS' EQUITY
    Class A Common stock, $.01 par value: 10,000,000 shares
       authorized, 1,500 shares issued and outstanding                     15               -                 -                  15
    Class B Common stock, no par value: 1,000,000 shares
       authorized, 234,782 shares issued                           49,538,316        14,062,000       (14,062,000)       49,538,316
    Additional paid-in-capital                                     13,145,365       143,067,778      (143,067,778)       13,145,365
    Unearned compensation - stock options                          (1,518,639)              -                 -          (1,518,639)
    Retained earnings                                              87,719,744       (43,991,220)              -          43,728,524
    Treasury stock, 57,245 Class B shares at cost                 (24,232,890)              -                 -         (24,232,890)
    Accumulated other comprehensive loss                           (9,925,842)      (28,390,639)              -         (38,316,481)
                                                               ---------------------------------------------------------------------
       Total shareholders' equity                                 114,726,069        84,747,919      (157,129,778)       42,344,210
                                                               ---------------------------------------------------------------------

TOTAL                                                           $ 950,806,115     $ 247,859,711     $(157,773,469)   $1,040,892,357
                                                               =====================================================================

    Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

                                                                 Restricted       Unrestricted
                                                                    Group             Group         Eliminations          TOTAL
                                                               ---------------   ---------------   ---------------   ---------------
REVENUES
    Admissions                                                  $ 203,391,825     $  54,451,320     $        -        $ 257,843,145
    Concessions                                                    99,828,973        19,717,009              -          119,545,982
    Other                                                          21,597,271         3,829,055       (4,386,522)        21,039,804
                                                               ---------------------------------------------------------------------
                  Total                                           324,818,069        77,997,384       (4,386,522)       398,428,931

COSTS AND EXPENSES
    Cost of operations:
        Film rentals and advertising                              106,201,872        27,596,873              -          133,798,745
        Concession supplies                                        15,901,108         4,602,603              -           20,503,711
        Salaries and wages                                         37,038,732         6,817,566              -           43,856,298
        Facility leases                                            48,618,793         8,305,440              -           56,924,233
        Utilities and other                                        44,917,656        13,361,610       (4,386,522)        53,892,744
                                                               ---------------------------------------------------------------------
                  Total                                           252,678,161        60,684,092       (4,386,522)       308,975,731

    General and administrative expenses                            16,390,261         3,799,947              -           20,190,208
    Depreciation and amortization                                  24,707,607         8,977,206              -           33,684,813
    Asset impairment loss                                             450,000               -                -              450,000
    (Gain) loss on sale of assets                                  (1,433,798)        3,264,884              -            1,831,086
                                                               ---------------------------------------------------------------------
                  Total                                           292,792,231        76,726,129       (4,386,522)       365,131,838

OPERATING INCOME                                                   32,025,838         1,271,255              -           33,297,093

OTHER INCOME (EXPENSE)
    Interest expense                                              (29,582,608)       (7,529,910)             -          (37,112,518)
    Amortization of debt issue costs and debt discount               (512,238)         (774,019)             -           (1,286,257)
    Interest income                                                   247,770           471,420              -              719,190
    Foreign currency exchange loss                                    (37,317)       (2,494,053)             -           (2,531,370)
    Equity in loss of affiliates                                   (1,370,803)          (85,761)             -           (1,456,564)
    Minority interests in (income) loss of subsidiaries              (521,766)        1,217,535              -              695,769
                                                               ---------------------------------------------------------------------
                  Total                                           (31,776,962)       (9,194,788)             -          (40,971,750)
                                                               ---------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                     248,876        (7,923,533)             -           (7,674,657)

Income taxes (benefit)                                             (2,785,010)           99,396              -           (2,685,614)
                                                               ---------------------------------------------------------------------

NET INCOME (LOSS)                                               $   3,033,886     $  (8,022,929)    $        -        $  (4,989,043)
                                                               =====================================================================


    Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

                                                                 Restricted       Unrestricted
                                                                    Group             Group         Eliminations          TOTAL
                                                               ---------------   ---------------   ---------------   ---------------
OPERATING ACTIVITIES
    Net income (loss)                                           $   3,033,886     $  (8,022,929)    $        -        $  (4,989,043)

    Noncash items in net income (loss):

       Depreciation                                                24,068,488         8,296,122              -           32,364,610
       Amortization - goodwill and other assets                       639,119           681,084              -            1,320,203
       Loss on impairment of assets                                   450,000               -                -              450,000
       Amortization of gain on sale leasebacks                       (182,961)              -                -             (182,961)
       Deferred lease expenses                                      1,118,629           (10,067)             -            1,108,562
       Amortization of prepaid leases                                 692,874           450,154              -            1,143,028
       Deferred income tax expense                                 (3,203,579)              -                -           (3,203,579)
       Amortization of debt discount and premium                      (14,254)              -                -              (14,254)
       Amortized compensation - stock options                         388,742               -                -              388,742
       (Gain) loss on sale of assets                               (1,433,798)        3,264,884              -            1,831,086
       Equity in loss of affiliates                                 1,370,803            85,761              -            1,456,564
       Minority interests in income (loss) of subsidiaries            521,766        (1,217,535)             -             (695,769)
       Amortization of deferred revenues                           (6,380,397)              -                -           (6,380,397)

    Cash provided by (used for) operating working capital:

       Inventories                                                    102,838            79,789              -              182,627
       Co-op advertising and other receivables                     (6,790,877)        5,041,434              -           (1,749,443)
       Prepaid expenses and other                                     (84,267)          (95,322)             -             (179,589)
       Accounts payable and accrued expenses                      (14,116,883)          619,315              -          (13,497,568)
       Other long-term liabilities                                     49,632           117,085              -              166,717
       Income tax receivable                                       (1,622,200)           63,268              -           (1,558,932)
                                                               ---------------------------------------------------------------------

           Net cash provided by (used for) operating activities    (1,392,439)        9,353,043              -            7,960,604

INVESTING ACTIVITIES
    Additions to theatre properties and equipment                 (13,800,414)         (222,141)             -          (14,022,555)
    Sale of theatre properties and equipment                        3,848,379            94,158              -            3,942,537
    Decrease (increase) in other assets, investments in
       and advances to affiliates                                  (2,608,976)        3,254,010              -              645,034
                                                               ---------------------------------------------------------------------

       Net cash provided by (used for) investing activities       (12,561,011)        3,126,027              -           (9,434,984)

FINANCING ACTIVITIES
    Decrease in long-term debt                                    (20,690,351)       (7,299,816)             -          (27,990,167)
    Increase in long-term debt                                     38,011,413         2,795,149              -           40,806,562
    Minority investment in subsidiaries, net                            4,164        (3,239,796)             -           (3,235,632)
                                                               ---------------------------------------------------------------------

       Net cash provided by (used for) financing activities        17,325,226        (7,744,463)             -            9,580,763

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               144,592          (237,442)             -              (92,850)
                                                               ---------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                               3,516,368         4,497,165              -            8,013,533

CASH AND CASH EQUIVALENTS:
    Beginning of period                                             1,636,348        18,203,646              -           19,839,994
                                                               ---------------------------------------------------------------------

    End of period                                               $   5,152,716     $  22,700,811     $        -        $  27,853,527
                                                               =====================================================================


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

DATE:             August 14, 2001


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