Form 10-Q
period 2001-09-30
CINEMARK USA INC /TX
filed 2001-11-13
CIK 885975

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                  Yes X No ____








    As of November 12, 2001, 1,500 shares of Class A Common stock and 186,453 shares of Class B Common stock (including options to acquire 8,916 shares of Class B Common stock exercisable within 60 days of such date) were outstanding.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                                      Index

                                                                            Page
                                                                            ----
PART I       FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   Condensed Consolidated Balance Sheets
                     as of September 30, 2001 (unaudited)
                     and December 31, 2000                                    3

                   Condensed Consolidated Statements of Operations
                     (unaudited) for the three and nine month periods
                     ended September 30, 2001 and 2000                        4

                   Condensed Consolidated Statements of Cash
                     Flows (unaudited) for the nine month
                     periods ended September 30, 2001 and 2000                5

                   Notes to Condensed Consolidated Financial
                     Statements (unaudited)                                   6

      Item 2.      Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                              10

      Item 3.      Quantitative and Qualitative Disclosures
                     About Market Risk                                       20


PART II      OTHER INFORMATION

      Item 1.      Legal Proceedings                                         21

      Item 2.      Changes in Securities and Use of Proceeds                 21

      Item 3.      Defaults Upon Senior Securities                           21

      Item 4.      Submission of Matters to a Vote of Security Holders       21

      Item 5.      Other Information                                         21

      Item 6.      Exhibits and Reports on Form 8-K                          21


SIGNATURES                                                                   25

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                      CINEMARK USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,       December 31,
                                                                                     2001               2000
                                                                                  (Unaudited)
                                                                                ----------------------------------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                   $   24,902,863     $   19,839,994
    Inventories                                                                      3,203,173          3,734,955
    Co-op advertising and other receivables                                          9,467,853          8,246,024
    Income tax receivable                                                              655,990          1,462,721
    Prepaid expenses and other                                                       3,812,223          3,591,666
                                                                                ----------------------------------
      Total current assets                                                          42,042,102         36,875,360

THEATRE PROPERTIES AND EQUIPMENT                                                 1,187,510,429      1,193,507,019
    Less accumulated depreciation and amortization                                (289,482,545)      (243,372,299)
                                                                                ----------------------------------
      Theatre properties and equipment - net                                       898,027,884        950,134,720

OTHER ASSETS
    Goodwill - net                                                                  15,475,523         16,826,740
    Investments in and advances to affiliates                                        4,950,561          6,932,208
    Deferred charges and other - net                                                44,974,604         49,807,442
                                                                                ----------------------------------
      Total other assets                                                            65,400,688         73,566,390
                                                                                ----------------------------------
TOTAL                                                                           $1,005,470,674     $1,060,576,470
                                                                                ==================================

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt                                           $   24,310,789     $   32,767,581
    Accounts payable and accrued expenses                                           82,255,547        116,488,863
                                                                                ----------------------------------
      Total current liabilities                                                    106,566,336        149,256,444

LONG-TERM LIABILITIES
    Senior credit agreements                                                       401,177,657        397,338,980
    Senior subordinated notes                                                      380,194,801        380,216,182
    Deferred lease expenses                                                         22,243,104         20,475,247
    Deferred gain on sale leasebacks                                                 4,830,020          5,104,461
    Deferred income taxes                                                           13,281,347         14,831,678
    Deferred revenues and other long-term liabilities                               11,117,724         16,752,114
                                                                                ----------------------------------
      Total long-term liabilities                                                  832,844,653        834,718,662

MINORITY INTERESTS IN SUBSIDIARIES                                                  25,520,297         27,691,527

SHAREHOLDERS' EQUITY
    Class A Common stock, $.01 par value: 10,000,000 shares
      authorized, 1,500 shares issued and outstanding                                       15                 15
    Class B Common stock, no par value: 1,000,000 shares
      authorized, 234,782 shares issued and outstanding                             49,538,316         49,538,316
    Additional paid-in-capital                                                      13,057,152         13,198,615
    Unearned compensation - stock options                                           (1,318,179)        (1,956,944)
    Retained earnings                                                               49,296,494         48,717,567
    Treasury stock, 57,245 Class B shares at cost                                  (24,232,890)       (24,232,890)
    Accumulated other comprehensive loss                                           (45,801,520)       (36,354,842)
                                                                                ----------------------------------
      Total shareholders' equity                                                    40,539,388         48,909,837
                                                                                ----------------------------------
TOTAL                                                                           $1,005,470,674     $1,060,576,470
                                                                                ==================================


     See accompanying Notes to Condensed Consolidated Financial Statements.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                               THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                                    2001              2000              2001              2000
                                                               --------------------------------    --------------------------------
REVENUES
    Admissions                                                 $ 155,650,014     $ 143,216,739     $ 413,493,159     $ 379,117,086
    Concessions                                                   72,910,728        65,491,579       192,456,710       174,371,953
    Other                                                         11,459,823        11,371,605        32,499,627        29,435,165
                                                               --------------------------------    --------------------------------
        Total                                                    240,020,565       220,079,923       638,449,496       582,924,204

COSTS AND EXPENSES
    Cost of operations:
      Film rentals and advertising                                82,312,610        76,481,575       216,111,355       199,560,346
      Concession supplies                                         12,986,228        11,778,619        33,489,939        31,439,356
      Salaries and wages                                          24,316,891        22,488,108        68,173,189        65,065,698
      Facility leases                                             28,883,312        28,307,593        85,807,545        80,999,825
      Utilities and other                                         27,659,829        26,393,697        81,552,573        76,990,954
                                                               --------------------------------    --------------------------------
        Total                                                    176,158,870       165,449,592       485,134,601       454,056,179

    General and administrative expenses                           10,355,585         8,673,443        30,545,793        28,076,731
    Depreciation and amortization                                 21,822,417        17,506,052        55,507,230        47,448,462
    Asset impairment loss                                                -             231,980           450,000         1,846,980
    Loss on sale of assets and other                               2,653,400         2,454,493         4,484,486         2,569,302
                                                               --------------------------------    --------------------------------
        Total                                                    210,990,272       194,315,560       576,122,110       533,997,654

OPERATING INCOME                                                  29,030,293        25,764,363        62,327,386        48,926,550

OTHER INCOME (EXPENSE)
    Interest expense                                             (16,885,200)      (18,675,244)      (53,997,718)      (54,020,995)
    Amortization of debt issue costs and debt discount              (641,276)         (245,494)       (1,927,533)         (736,482)
    Interest income                                                  444,469           363,708         1,163,659           845,302
    Foreign currency exchange gain (loss)                         (1,961,853)          101,986        (4,493,223)           80,273
    Equity in income (loss) of affiliates                           (947,479)           33,240        (2,404,043)           20,346
    Minority interests in (income) loss of subsidiaries              289,780          (609,684)          985,549          (766,611)
                                                               --------------------------------    --------------------------------
        Total                                                    (19,701,559)      (19,031,488)      (60,673,309)      (54,578,167)
                                                               --------------------------------    --------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                  9,328,734         6,732,875         1,654,077        (5,651,617)

Income taxes (benefit)                                             3,760,764         2,407,950         1,075,150          (564,443)
                                                               --------------------------------    --------------------------------
NET INCOME (LOSS)                                              $   5,567,970     $   4,324,925     $     578,927     $  (5,087,174)
                                                               ================================    ================================
EARNINGS PER SHARE:
    Basic:
      Net income (loss)                                        $       31.10     $       24.18     $        3.23     $      (28.47)
                                                               ================================    ================================
   Diluted:
      Net income (loss)                                        $       29.22     $       22.62     $        3.04     $      (28.47)
                                                               ================================    ================================


     See accompanying Notes to Condensed Consolidated Financial Statements.

                      CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                      2001              2000
                                                                                 --------------------------------
OPERATING ACTIVITIES
     Net income (loss)                                                           $     578,927     $  (5,087,174)

     Noncash items in net income (loss):
        Depreciation                                                                53,359,102        46,049,130
        Amortization - goodwill and other assets                                     2,148,128         1,399,332
        Loss on impairment of assets                                                   450,000         1,846,980
        Amortization of gain on sale leasebacks                                       (274,441)         (274,440)
        Deferred lease expenses                                                      1,767,857         3,214,836
        Amortization of prepaid leases                                               1,625,899         1,913,045
        Deferred income tax expense                                                 (1,550,331)       (5,991,646)
        Amortization of debt discount and premium                                      (21,381)          (21,380)
        Amortized compensation - stock options                                         500,988           728,074
        Compensation expense related to repurchase of stock options                        -             103,584
        Loss on sale of assets and other                                             4,484,486         2,569,302
        Equity in (income) loss of affiliates                                        2,404,043           (20,346)
        Minority interests in income (loss) of subsidiaries                           (985,549)          766,611
        Amortization of deferred revenues                                           (7,106,122)       (6,472,736)

     Cash provided by (used for) operating working capital:
        Inventories                                                                    531,782         1,496,607
        Co-op advertising and other receivables                                     (1,221,829)        4,235,348
        Prepaid expenses and other                                                    (220,557)        4,645,219
        Accounts payable and accrued expenses                                      (34,233,316)      (37,735,060)
        Other long-term liabilities                                                  1,471,733          (731,346)
        Income tax receivable                                                          806,731         1,884,916
                                                                                 --------------------------------
           Net cash provided by operating activities                                24,516,150        14,518,856

INVESTING ACTIVITIES
     Additions to theatre properties and equipment                                 (19,188,088)      (88,802,666)
     Sale of theatre properties and equipment                                        4,582,715        18,962,925
     Increase in investments in and advances to affiliates                            (422,396)       (7,308,294)
     Decrease in deferred charges and other                                          2,406,342         5,501,829
                                                                                 ---------------------------------
        Net cash used for investing activities                                     (12,621,427)      (71,646,206)

FINANCING ACTIVITIES
     Decrease in long-term debt                                                    (83,200,400)      (72,775,354)
     Increase in long-term debt                                                     78,582,285       102,106,806
     Increase in deferred revenues                                                         -          26,224,423
     Purchase of treasury stock                                                            -             (34,000)
     Repurchase of stock options                                                           -             (67,452)
     Common stock issued for options exercised                                             -                 425
     Minority investment in subsidiaries, net                                       (1,185,681)         (201,338)
                                                                                 --------------------------------
        Net cash provided by (used for) financing activities                        (5,803,796)       55,253,510

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             (1,028,058)          (93,999)
                                                                                 --------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     5,062,869        (1,967,839)

CASH AND CASH EQUIVALENTS
     Beginning of period                                                            19,839,994         8,872,157
                                                                                 --------------------------------
     End of period                                                               $  24,902,863     $   6,904,318
                                                                                 ================================


     See accompanying Notes to Condensed Consolidated Financial Statements.

                       CINEMARK USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  The Company and Basis of Presentation

        Cinemark USA, Inc. and its subsidiaries (the Company), is a world leader in the motion picture exhibition industry that owns or leases and operates motion picture theatres in 33 states, Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica and Colombia. The Company operates 2,963 screens in 273 theatres and manages an additional 4 theatres (27 screens) at September 30, 2001.

        The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The consolidated financial statements include the accounts of Cinemark USA, Inc. and its subsidiaries. Majority-owned subsidiaries are consolidated while those subsidiaries of which the Company owns between 20% and 50% are accounted for as affiliates under the equity method. The results of these subsidiaries and affiliates are included in the financial statements effective with their formation or from their dates of acquisition. Significant intercompany balances and transactions are eliminated in the consolidation. Certain reclassifications have been made to September 30, 2000 and December 31, 2000 amounts to conform with the September 30, 2001 presentation.

        These financial statements should be read in conjunction with the audited annual financial statements and the notes thereto for the year ended December 31, 2000, included in the Annual Report filed on Form 10-K by the Company under the Securities Exchange Act of 1934 on March 26, 2001. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be achieved for the full year.


2.  Earnings Per Share

        Earnings (loss) per share are computed using the weighted average number of shares of Class A and Class B Common stock outstanding during each period. The following table sets forth the computation of basic and diluted earnings
(loss) per share.


                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                   September 30,
                                                        2001            2000            2001            2000
                                                    ------------    ------------    ------------    ------------
Net income (loss)                                   $ 5,567,970     $ 4,324,925     $   578,927     $(5,087,174)
                                                    ============    ============    ============    ============
Basic:
    Weighted average Common shares outstanding          179,037         178,877         179,037         178,716
                                                       =========       =========       =========       =========

    Net income (loss) per Common share                   $31.10          $24.18           $3.23         $(28.47)
                                                        ========        ========         =======       =========

Diluted:
    Weighted average Common shares outstanding          179,037         178,877         179,037         178,716
    Common equivalent shares for stock options           11,546          12,318          11,683             -
                                                       ---------       ---------       ---------       ---------
    Weighted average shares outstanding                 190,583         191,195         190,720         178,716
                                                       =========       =========       =========       =========

    Net income (loss) per Common and Common
    equivalent share                                     $29.22          $22.62           $3.04         $(28.47)
                                                        ========        ========         =======       =========

       Basic net income  (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock and potential Common stock outstanding and options to purchase Common stock using the treasury stock method. The dilutive effect of the options to purchase Common stock are excluded from the computation of diluted net income
(loss) per share if their effect is antidilutive. Options to purchase 12,600 shares of Common stock have been excluded from the diluted net income (loss) per share calculation for the nine month period ended September 30, 2000 as their effect would have been antidilutive.


3.  Comprehensive Income

        Statement of Financial Accounting Standards (SFAS) No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components in the financial statements. The following components are reflected in the Company's comprehensive income (loss):


                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                   September 30,
                                                        2001            2000            2001            2000
                                                    ------------    ------------    ------------    ------------
Net income (loss)                                   $ 5,567,970     $ 4,324,925     $   578,927     $(5,087,174)
Foreign currency translation adjustment              (7,485,039)      1,236,478      (9,446,678)     (1,459,269)
                                                    ------------    ------------    ------------    ------------
Comprehensive income (loss)                         $(1,917,069)    $ 5,561,403     $(8,867,751)    $(6,546,443)
                                                    ============    ============    ============    ============


4.  Foreign Currency Translation

        The accumulated other comprehensive loss in shareholders' equity of $45,801,520 and $36,354,842 at September 30, 2001 and December 31, 2000,
respectively, primarily relates to the unrealized adjustments from translating the financial statements of Cinemark Brasil, S.A., Cinemark de Mexico, S.A. de C.V. and Cinemark Chile, S.A. into U.S. dollars.

        In 2000, the Company was required to utilize the U.S. dollar as the functional currency of Cinemark del Ecuador, S.A. for U.S. reporting purposes due to the highly inflationary economy of Ecuador. Thus, devaluations in the sucre during 2000 that affected the Company's investment were charged to foreign currency exchange gain (loss) rather than to the accumulated other comprehensive loss account as a reduction to shareholders' equity. In September 2000, the country of Ecuador officially switched to the U.S. dollar as the functional currency effectively eliminating any exchange gain (loss) in the sucre on a going forward basis. At September 30, 2001, the total assets of Cinemark del Ecuador, S.A. were approximately $4 million.


5.  Supplemental Cash Flow Information

        The following is provided as supplemental information to the condensed consolidated statements of cash flows:


                                          Nine Months Ended September 30,
                                              2001                2000
                                          -----------         -----------
        Cash paid for interest            $64,255,676         $61,298,515
        Cash paid for income taxes          1,868,063           2,859,952

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


                                                  Nine Months Ended
                                                    September 30,
        Revenues                              2001                2000
                                          -------------       -------------
        U.S. and Canada                   $478,471,719        $436,658,403
        Mexico                              58,005,152          47,165,348
        Brazil                              47,607,208          46,974,660
        Other Foreign Countries             55,103,127          52,831,844
        Eliminations                          (737,710)           (706,051)
                                          -------------       -------------
        Total                             $638,449,496        $582,924,204
                                          =============       =============


        Long-lived assets in the United States and Canada, Mexico, Brazil and other foreign countries as of September 30 are as follows:


                                                    September 30,
        Long-Lived Assets                     2001                2000
                                          -------------       -------------
        U.S. and Canada                   $700,986,943        $742,573,052
        Mexico                              74,790,946          67,104,671
        Brazil                              51,593,936          69,477,639
        Other Foreign Countries             70,656,059          72,812,756
                                          -------------       -------------
        Total                             $898,027,884        $951,968,118
                                          =============       =============


7.  Accounting for Derivative Instruments and Hedging Activities

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 (June 1999) and SFAS No. 138 (June 2000).

        Based upon the transition provisions of SFAS 133, no transition adjustment was necessary as of January 1, 2001. The Company's balance sheet as of September 30, 2001 includes an interest rate cap recorded at its fair value of $0.4 million. This derivative asset is recorded as deferred charges and other on the Company's balance sheet. For the nine month period ended September 30, 2001, a loss of $1.3 million has been recorded as a component of interest expense on the Company's statement of operations to recognize the decrease in the fair value of the derivative asset.


8.  New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". This statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. This statement is effective for all fiscal years beginning after December 15, 2001. The statement will become effective for the Company on January 1, 2002. Management has not completed an analysis of the potential impact upon adoption of the impairment test of goodwill, however, amortization of goodwill which was approximately $0.5 million and $1.4 million for the three and nine months ended September 30, 2001, respectively, will cease upon adoption.

       In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations". This statement requires the establishment of a liability for an asset retirement obligation. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently considering the impact, if any, that this statement will have on the consolidated financial statements.

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of", and portions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements". This statement generally conforms, among other things, impairment accounting for assets to be disposed of including those in discontinued operations and eliminates the exception to consolidation for which control is likely to be temporary. This statement will be effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently considering the impact, if any, that this statement will have on the consolidated financial statements.

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


                                                             % of Revenues             % of Revenues
                                                             -------------             -------------
                                                           Three Months Ended        Nine Months Ended
                                                              September 30,             September 30,
                                                            2001        2000          2001        2000
                                                           ------------------        ------------------
                Revenues
                 Admissions                                 64.8        65.1          64.8        65.0
                 Concessions                                30.4        29.8          30.1        29.9
                 Other                                       4.8         5.1           5.1         5.1
                                                           ------      ------        ------      ------
                Total revenues                             100.0       100.0         100.0       100.0

                Cost of operations                          73.4        75.2          76.0        77.9
                General and administrative expenses          4.3         3.9           4.8         4.8
                Depreciation and amortization                9.1         8.0           8.7         8.2
                Asset impairment loss                          -         0.1           0.1         0.3
                Loss on sale of assets and other             1.1         1.1           0.6         0.4
                                                           ------      ------        ------      ------
                Total operating expenses                    87.9        88.3          90.2        91.6
                                                           ------      ------        ------      ------

                Operating income                            12.1        11.7           9.8         8.4

                Interest expense                            (7.0)       (8.5)         (8.5)       (9.3)
                Other income (expense)                      (1.2)       (0.1)         (1.0)       (0.1)
                                                           ------      ------        ------      ------
                Income (loss) before income taxes            3.9         3.1           0.3        (1.0)
                Income taxes (benefit)                       1.6         1.1           0.2        (0.1)
                                                           ------      ------        ------      ------
                Net income (loss)                            2.3         2.0           0.1        (0.9)
                                                           ======      ======        ======      ======


Third quarter ended September 30, 2001 and 2000


Revenues

        Revenues for the third quarter ended September 30, 2001 increased to $240.0 million from $220.1 million for the third quarter ended September 30, 2000, a 9.0% increase. The increase in revenues for the third quarter is primarily attributable to a 13.0% increase in attendance as a result of the net addition of 93 screens since the third quarter of 2000 and a 5.2% increase in revenues per screen. Revenues per screen increased to $80,965 in the third quarter of 2001 from $76,971 in the third quarter of 2000.


Cost of Operations

        Cost of operations, as a percentage of revenues, decreased to 73.4% in the third quarter of 2001 from 75.2% in the third quarter of 2000. The decrease as a percentage of revenues was primarily due to a decrease in film rentals and advertising costs as a percentage of admissions revenues to 52.9% in the third quarter of 2001 from 53.4% in the third quarter of 2000 resulting from reduced advertising and promotion costs, a decrease in concession supplies as a percentage of concessions revenues to 17.8% in the third quarter of 2001 from 18.0% in the third quarter of 2000 resulting from lower concession procurement costs and increased concession volume rebates, a decrease in salaries and wages as a percentage of total revenues to 10.1% in the third quarter of 2001 from 10.2% in the third quarter of 2000, a decrease in facility lease expense as a percentage of total revenues to 12.0% in the third quarter of 2001 from 12.9% in the third quarter of 2000 and a decrease in utilities and other expenses as a percentage of revenues to 11.5% in the third quarter of 2001 from 12.0% in the third quarter of 2000.

General and Administrative Expenses

        General and administrative expenses as a percentage of revenues increased to 4.3% for the third quarter of 2001 from 3.9% for the third quarter of 2000 primarily as a result of increased costs associated with accrued bonus expenses.

        The absolute level of general and administrative expenses increased to $10.4 million in the third quarter of 2001 from $8.7 million in the third quarter of 2000. The increase in the absolute level of general and administrative expenses is attributed to costs associated with the Company's international growth and increased accrued bonus expenses.


Depreciation and Amortization

        Depreciation and amortization as a percentage of revenues increased to 9.1% for the third quarter of 2001 from 8.0% for the third quarter of 2000. The increase is primarily related to initial depreciation on new additions and previously classified construction-in-progress assets that have now been placed in service since the third quarter of 2000.


Asset Impairment Loss

        The Company wrote down the assets of certain properties to their fair value which resulted in asset impairment charges of $0.2 million in the third quarter of 2000 pursuant to Statement of Financial Accounting Standards (SFAS) No. 121.


Interest Expense

        Interest costs incurred, including amortization of debt issue costs and debt discount and the mark-to-market adjustment to the interest rate cap, decreased 6.9% during the third quarter of 2001 to $17.6 million (including capitalized interest to properties under construction) from $18.9 million (including capitalized interest) in the third quarter of 2000. The decrease in interest costs incurred for the third quarter of 2001 was due principally to a decrease in the average interest rate outstanding under the Company's Credit Facility.


Income Taxes

        Income tax expense of $3.8 million was recorded for the third quarter of 2001 as compared to income tax expense of $2.4 million in the third quarter of 2000. The Company's effective tax rate for the third quarter of 2001 was 40.3% as compared to 35.8% for the third quarter of 2000. The change in the effective tax rate is primarily due to an increase in foreign permanent differences and the devaluation of certain foreign currencies.


Net Income

        The Company realized net income of $5.6 million for the third quarter of 2001 in comparison with net income of $4.3 million for the third quarter of 2000.

Nine-month periods ended September 30, 2001 and 2000

Revenues

        Revenues for the nine month period ended September 30, 2001 (the "2001 period") increased to $638.4 million from $582.9 million for the nine month period ended September 30, 2000 (the "2000 period"), a 9.5% increase. The increase in revenues for the 2001 period is primarily attributable to a 12.0% increase in attendance as a result of the net addition of 93 screens since the third quarter of 2000 and a 3.6% increase in revenues per screen. Revenues per screen increased to $216,629 in the 2001 period from $209,016 in the 2000 period.


Cost of Operations

        Cost of operations, as a percentage of revenues, decreased to 76.0% in the 2001 period from 77.9% in the 2000 period. The decrease as a percentage of revenues was primarily due to a decrease in film rentals and advertising costs as a percentage of admissions revenues to 52.3% in the 2001 period from 52.6% in the 2000 period resulting from reduced advertising and promotion costs, a decrease in concession supplies as a percentage of concessions revenues to 17.4% in the 2001 period from 18.0% in the 2000 period resulting from lower concession procurement costs and increased concession volume rebates, a decrease in salaries and wages as a percentage of revenues to 10.7% in the 2001 period from 11.2% in the 2000 period, a decrease in facility lease expense as a percentage of revenues to 13.4% in the 2001 period from 13.9% in the 2000 period and a decrease in utilities and other expenses as a percentage of revenues to 12.8% in the 2001 period from 13.2% in the 2000 period.


General and Administrative Expenses

        General and administrative expenses as a percentage of revenues of 4.8% for the 2001 period were relatively consistent with the 2000 period.

        The absolute level of general and administrative expenses increased to $30.5 million in the 2001 period from $28.1 million in the 2000 period. The increase in the absolute level of general and administrative expenses is attributed to costs associated with the Company's international growth and increased accrued bonus expenses.


Depreciation and Amortization

        Depreciation and amortization as a percentage of revenues increased to 8.7% for the 2001 period from 8.2% in the 2000 period. The increase is primarily related to initial depreciation on new additions and previously classified construction-in-progress assets that have now been placed in service since the third quarter of 2000.


Asset Impairment Loss

        The Company wrote down the assets of certain properties to their fair value which resulted in asset impairment charges of $0.5 million and $1.8 million in the 2001 and 2000 periods, respectively, pursuant to Statement of Financial Accounting Standards (SFAS) No. 121.


Interest Expense

        Interest costs incurred in the 2001 period, including amortization of debt issue costs and debt discount and the mark-to-market adjustment to the interest rate cap, increased 1.4% to $56.1 million (including capitalized interest to properties under construction) from $55.3 million (including capitalized interest) in the 2000 period. The increase in interest costs incurred for the 2001 period was due principally to an increase in the Company's average debt outstanding, partially offset by lower interest rates on the Company's variable rate debt.

Income Taxes (Benefit)

        Income tax expense of $1.1 million was recorded for the 2001 period as compared to an income tax benefit of $0.6 million in the 2000 period. The Company's effective tax rate for the 2001 period was 65.0% as compared to 10.0% for the 2000 period. The change in the effective tax rate is primarily due to an increase in foreign permanent differences and the devaluation of certain foreign currencies.


Net Income (Loss)

        The Company realized net income of $0.6 million for the 2001 period in comparison with a net loss of $5.1 million for the 2000 period.


Liquidity and Capital Resources

        The Company's revenues are collected in cash, primarily through box office receipts and concession sales. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" and, as a result, historically has not required traditional working capital financing.

        The Company's theatres are typically equipped with modern projection and sound equipment, with approximately 88% of the screens operated by the Company having been built since 1990. The Company's investing activities have been principally in connection with the development and acquisition of theatres. As of September 30, 2001, the Company has opened one theatre (12 screens), acquired one theatre (6 screens) and closed three theatres (13 screens) in the United States in 2001 and has no additional theatre commitments under construction and scheduled to open in the United States by the end of 2001. The Company has commitments to open two theatres (16 screens) along with a commitment for a five-screen expansion in the United States in 2002. Beyond 2002, the Company has commitments to open only two theatres (31 screens) in the United States. As of September 30, 2001, the Company estimates that the remaining capital expenditures for the development of its remaining theatre and expansion commitments (52 screens) in the United States will be less than $5 million. Actual expenditures for theatre development and acquisitions are subject to change based upon the availability of attractive opportunities for expansion of the Company's theatre circuit. The Company plans to fund capital expenditures for its continued development from cash flow from operations, borrowings under the Credit Facility, proceeds from sale leaseback transactions and/or sales of excess real estate. As of September 30, 2001, the Company owned approximately $270 million of real estate and improvements resulting from the development of multiplex facilities over the last several years. Additionally, the Company and/or its affiliates, may from time to time, subject to compliance with the Company's debt instruments, purchase on the open market the Company's debt securities depending upon the availability and prices of such securities.

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

        In February 1998, the Company replaced its existing credit facility with a reducing, revolving credit agreement (the "Credit Facility") through a group of banks for which Bank of America National Trust and Savings Association acts as Administrative Agent. The Credit Facility provides for loans to the Company of up to $350 million in the aggregate. The Credit Facility is a reducing, revolving credit facility with commitments automatically reduced each calendar quarter by 2.5%, 3.75%, 5.0%, 6.25% and 6.25% of the aggregate $350 million in calendar year 2001, 2002, 2003, 2004 and 2005, respectively. As of November 12, 2001, the aggregate commitment available to the Company is $323.8 million. The Company is required to prepay all loans outstanding in excess of the aggregate commitment as reduced pursuant to the terms of the Credit Facility. Borrowings under the Credit Facility are secured by a pledge of a majority of the issued and outstanding Capital stock of the Company. Pursuant to the terms of the Credit Facility, funds borrowed currently bear interest at a rate per annum equal to the Offshore Rate (as defined in the Credit Facility) or the Base Rate (as defined in the Credit Facility), as the case may be, plus the Applicable Margin (as defined in the Credit Facility). As of November 12, 2001, the Company had borrowed $286.5 million under the Credit Facility with the effective interest rate on such borrowings being 5.1% per annum.

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

    In December 2000, Cinema Properties, Inc., a wholly owned Unrestricted Subsidiary (as those terms are defined in the Credit Facility and the Senior Subordinated Note Indentures), completed a $77 million loan transaction with Lehman Brothers Bank, FSB (the "Cinema Properties Facility"). The Cinema Properties Facility is a term loan with a December 31, 2003 maturity date. Cinema Properties, Inc. has the ability to extend the maturity date two times for one year each. At the lender's discretion, Cinema Properties, Inc. may be required to make principal payments of $1.5 million in the third and fourth quarters of 2002 with the remaining principal outstanding due in 2003. Pursuant to the terms of the Cinema Properties Facility, funds borrowed bear interest at a rate per annum equal to LIBOR (as defined in the Cinema Properties Facility) plus the applicable margin. Borrowings are secured by, among other things, a mortgage placed on six of Cinema Properties, Inc.'s theatres and certain equipment leases. The net proceeds from the loan (net of fees and expenses) were $70.9 million. The proceeds were distributed to the Company, and the Company used such funds to complete the Company's domestic construction program for 2000 and to reduce outstanding debt under the Company's existing Credit Facility. Cinema Properties, Inc. has a separate legal existence, separate assets, separate creditors and separate financial statements. The assets of Cinema Properties, Inc. are not available to satisfy the debts of any of the other entities included in these consolidated financial statements. The Cinema Properties Facility also requires Cinema Properties, Inc. to comply with an interest coverage ratio requirement. Cinema Properties, Inc. purchased from Lehman Brothers Derivative Products Inc. an Interest Rate Cap Agreement with a notional amount equal to $77 million with a five year term and a strike rate equal to three month LIBOR as of the date of closing. Three month LIBOR as of the date of closing was 6.58%. As of November 12, 2001, Cinema Properties, Inc. has outstanding $77 million under the Cinema Properties Facility and the effective interest rate on such borrowing was 8.9% per annum.

        In 1992, the Company formed Cinemark International to develop and acquire theatres in international markets. As of September 30, 2001, Cinemark International, through its affiliates, has opened five theatres (52 screens) and closed one theatre (6 screens) internationally in 2001 and currently operates 84 theatres (741 screens), principally in Latin America. Cinemark International, through its affiliates, has five additional theatres (52 screens) under construction and scheduled to open by the end of 2001 and presently has commitments to open four theatres (35 screens) in 2002. Beyond 2002, Cinemark International has no construction commitments. The following table summarizes the Company's and Cinemark International's holdings in each international market, the number of theatres and screens in such market as of September 30, 2001 and the number of theatres and screens in such market scheduled to open the remainder of 2001.


                                                                                   Planned openings
                     Year of                        Operating                      through 2001
Country              Formation      Ownership%      Theatres/Screens               Theatres/Screens
-------              ---------      ----------      ----------------               ----------------

Mexico               1992            95%            25 theatres (244 screens)      1 theatre (12 screens)
Chile                1992            98%            11 theatres (83 screens)       (5 screen expansion)
Argentina            1995           100%             9 theatres (79 screens)
Brazil               1996            56%            26 theatres (237 screens)      2 theatres (19 screens)
Ecuador              1996            60%             2 theatres (16 screens)
Peru                 1996           100%             2 theatres (21 screens)
Central America      1997            50.1%           7 theatres (45 screens)
Colombia             1998            51%             2 theatres (16 screens)       1 theatre (6 screens)
United Kingdom       1998           100%               N/A                         1 theatre (10 screens)

    Total                                           84 theatres (741 screens)      5 theatres (52 screens)

        The Company estimates that the remaining capital expenditures for the development of its remaining theatre commitments (87 screens) internationally will be approximately $25 million. The Company anticipates that investments in excess of Cinemark International's available cash will be funded by the Company or by debt or equity financing to be provided by third parties directly to Cinemark International or its subsidiaries.

        In August 1998, the Company formed Cinemark Investments Corporation for the purpose of financing a portion of its Brazilian operations by investing in foreign fixed rate notes issued by Cinemark Brasil, S.A., an indirect Brazilian subsidiary of the Company. In September 1998, Cinemark Investments Corporation executed a credit agreement with Bank of America that provides Cinemark Investments Corporation up to $20 million in the aggregate under a revolving line of credit facility (the "Cinemark Investments Credit Agreement") due September 2001. In September 1998, Cinemark Investments Corporation borrowed $20 million under the Cinemark Investments Credit Agreement, the proceeds of which were used to purchase fixed rate notes issued by Cinemark Brasil, S.A. which currently bear interest at 14.0%. In September 2001, Cinemark Investments Corporation repaid the $20 million Cinemark Investments Credit Agreement at maturity by utilizing proceeds transferred to it by a borrowing made by the Company on the Credit Facility.

        In November 1998, Cinemark Mexico executed a credit agreement with Bank of America National Trust and Savings Association (the "Cinemark Mexico Credit Agreement"). The Cinemark Mexico Credit Agreement is a revolving credit facility and provides for a loan to Cinemark Mexico of up to $30 million in the aggregate. The Cinemark Mexico Credit Agreement is secured by a pledge of 65% of the stock of Cinemark de Mexico, S.A. de C.V. and an unconditional guaranty by the Company. Pursuant to the terms of the Cinemark Mexico Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate (as defined in the Cinemark Mexico Credit Agreement) or the Base Rate (as defined in the Cinemark Mexico Credit Agreement), as the case may be, plus the Applicable Margin (as defined in the Cinemark Mexico Credit Agreement). Cinemark Mexico borrowed $30 million under the Cinemark Mexico Credit Agreement, the proceeds of which were used to repay an intercompany loan of Cinemark Mexico from Cinemark International. Cinemark International used the proceeds of such repayment to repay all outstanding indebtedness under its then existing credit facility with Bank of America National Trust and Savings. In September 2000, Cinemark Mexico and the banks party to the Cinemark Mexico Credit Agreement executed an amendment which, among other things, extended the maturity date of the Cinemark Mexico Credit Agreement and increased the rate of interest paid on borrowings thereunder. Pursuant to the amendment, Cinemark Mexico is to make principal payments of $1.0 million in the fourth quarter of 2001 and $1.5 million per quarter in 2002 with the remaining principal outstanding due in January 2003. As of November 12, 2001, Cinemark Mexico has outstanding $29.5 million under the Cinemark Mexico Credit Agreement. The effective interest rate on such borrowings as of November 12, 2001 is 4.9% per annum.

        Cinemark Chile, S.A. became a consolidated subsidiary of the Company effective January 1, 1999. Prior to that date, Cinemark Chile, S.A. had executed four senior note payable agreements with a local bank for the U.S. dollar equivalent of $6.0 million, $3.0 million, $4.5 million and $3.5 million in December 1997, July 1998, November 1998 and December 1998, respectively. These notes were each in Chilean pesos, adjusted for inflation, at the respective borrowing dates. Interest is assessed for three notes at the 90-day TAB rate (Chile's Central Bank interbank rate) plus 1.5% per annum, adjusted for inflation, and for the other note (December 1998) at the 180-day TAB rate plus 1.5% per annum, adjusted for inflation, and is paid quarterly for three of the notes and semi-annually for the December 1998 note. The term on three of the four notes is five years with a two-year grace period on principal. The other note (December 1998) is for a term of four years with a two-year grace period. Cinemark International directly or indirectly guarantees all four notes. The effective interest rates on the four notes at November 12, 2001 are approximately 5.8% per annum.

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

        Cinemark Brasil, S.A. currently has four main types of funding sources executed through nine separate local and international banks. These include: a) BNDES automatic in the amount of US$5.4 million executed October 1999 at a term of 5 years with nine months grace period at a BNDES basket rate (which is a multiple currency rate based on the rate at which the bank borrows) plus spread amounting to 11.2%, b) FINAME/BNDES facility executed December 1999 in the amount of R$450,000 (equivalent to US$225,000) for a term of 3 years with six months grace period at a BNDES basket rate plus spread totaling 11.0%, c) Import financing executed between April 2000 through December 2000 in the amount of US$5.2 million at a term of 360 to 365 days at an average rate of 9.1%, d) Project developer financing executed between September 2000 through December 2000 in the amount of US$1.8 million for a term of 5 years with six months grace period at a rate of TJLP+5%. Each of these sources have varying guarantees including comfort letters from Cinemark International, promissory notes for up to 130% of the value, a revenue reserve account and equipment collateral. The effective interest rates on these notes at November 12, 2001 are approximately 10.1% per annum.

        In July 2001, the Company's Brazilian partners contributed $5 million of capital to Cinemark Brasil, S.A. which effectively diluted the Company's ownership of Cinemark Brasil, S.A. from 60% to 56% as of September 30, 2001. In November 2001, the Company's Brazilian partners contributed an additional $6 million of capital effectively diluting the Company's ownership of Cinemark Brasil, S.A. further from 56% to 53% as of November 12, 2001.

New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". This statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. This statement is effective for all fiscal years beginning after December 15, 2001. The statement will become effective for the Company on January 1, 2002. Management has not completed an analysis of the potential impact upon adoption of the impairment test of goodwill, however, amortization of goodwill which was approximately $0.5 million and $1.4 million for the three and nine months ended September 30, 2001, respectively, will cease upon adoption.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations". This statement requires the establishment of a liability for an asset retirement obligation. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently considering the impact, if any, that this statement will have on the consolidated financial statements.

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of", and portions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements". This statement generally conforms, among other things, impairment accounting for assets to be disposed of including those in discontinued operations and eliminates the exception to consolidation for which control is likely to be temporary. This statement will be effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently considering the impact, if any, that this statement will have on the consolidated financial statements.


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

        An increase or decrease in interest rates would affect interest costs relating to the Company's variable rate credit facilities. The Company and/or its subsidiaries are currently parties to such variable rate credit facilities. At September 30, 2001, there was an aggregate of approximately $425 million of variable rate debt outstanding under these facilities. These facilities represent approximately 53% of the Company's outstanding long-term debt. Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

        The table below provides information about the Company's fixed rate and variable rate long-term debt agreements:


                                  September 30, 2001      September 30, 2001      December 31, 2000      December 31, 2000
        (in millions)               Carrying Amount       Fair Market Value        Carrying Amount       Fair Market Value
                                  ------------------      ------------------      -----------------      -----------------
Long-term debt:
    Fixed rate                           $380                    $400                    $380                   $404
                                         ====                    ====                    ====                   ====
    Average interest rate                9.3%                                            9.3%
                                         ====                                            ====

    Variable rate                        $425                    $425                    $430                   $435
                                         ====                    ====                    ====                   ====
    Average interest rate                6.1%                                            9.2%
                                         ====                                            ====

    Long-term debt                       $805                    $825                    $810                   $839
                                         ====                    ====                    ====                   ====


        The Company does not have any derivative financial instruments in place as of September 30, 2001 that would have a material effect on the Company's financial position, results of operations and cash flows. However, as part of the Cinema Properties Facility, in order to hedge against future changes in interest rates, Cinema Properties, Inc. purchased from Lehman Brothers Derivative Products Inc. an Interest Rate Cap Agreement with a notional amount equal to $77 million with a five year term and a strike rate equal to three month LIBOR as of the date of closing. The three month LIBOR as of the date of closing was 6.58%. The fair value and carrying value of the interest rate cap is approximately $0.4 million at September 30, 2001.

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

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

        Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.


Item 2. Change in Securities and Use of Proceeds

        Not Applicable


Item 3. Defaults upon Senior Securities

        Not Applicable


Item 4. Submission of Matters to a Vote of Security Holders

        There have not been any matters submitted to a vote of security holders during the first nine months of 2001 through the solicitation of proxies or otherwise.


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


Item 6. Exhibits and Reports on Form 8-K

              a) Supplemental schedules specified by the Senior Notes indenture:

                           Condensed Consolidating Balance Sheets
                           (unaudited) as of September 30, 2001

                           Condensed Consolidating Statements of
                           Operations (unaudited) for the nine months ended September 30, 2001

                           Condensed Consolidating Statements of
                           Cash Flows (unaudited) for the nine months ended September 30, 2001

              b) Reports on Form 8-K

                           No reports have been filed by Registrant during the quarter for which this report is filed.

                      CINEMARK USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                            AS OF SEPTEMBER 30, 2001
                                  (Unaudited)

                                                                 Restricted       Unrestricted
                                                                    Group             Group         Eliminations          TOTAL
                                                               --------------    --------------    --------------    ---------------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                  $    (282,703)    $  25,185,566     $         -       $   24,902,863
    Inventories                                                    2,618,576           584,597               -            3,203,173
    Co-op advertising and other receivables                        6,220,511         4,029,725          (782,383)         9,467,853
    Income tax receivable                                            168,333           487,657               -              655,990
    Prepaid expenses and other                                     2,499,522         1,312,701               -            3,812,223
                                                               ---------------------------------------------------------------------
       Total current assets                                       11,224,239        31,600,246          (782,383)        42,042,102

THEATRE PROPERTIES AND EQUIPMENT                                 953,310,469       234,199,960               -        1,187,510,429
    Less accumulated depreciation and amortization              (244,986,165)      (44,496,380)              -         (289,482,545)
                                                               ---------------------------------------------------------------------
       Theatre properties and equipment - net                    708,324,304       189,703,580               -          898,027,884

OTHER ASSETS

    Goodwill - net                                                 8,128,202         7,347,321               -          15,475,523
    Investments in and advances to affiliates                    200,816,892         1,263,447      (197,129,778)        4,950,561
    Deferred charges and other - net                              35,955,478         9,462,087          (442,961)       44,974,604
                                                               ---------------------------------------------------------------------
       Total other assets                                        244,900,572        18,072,855      (197,572,739)       65,400,688
                                                               ---------------------------------------------------------------------
TOTAL                                                          $ 964,449,115     $ 239,376,681     $(198,355,122)    $1,005,470,674
                                                               =====================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt                          $  13,115,871     $  11,194,918     $         -       $   24,310,789
    Current income taxes payable                                     (58,631)           58,631               -                  -
    Accounts payable and accrued expenses                         66,336,072        16,701,858          (782,383)        82,255,547
                                                               ---------------------------------------------------------------------
       Total current liabilities                                  79,393,312        27,955,407          (782,383)       106,566,336

LONG-TERM LIABILITIES
    Senior credit agreements                                     306,958,665        94,661,953          (442,961)       401,177,657
    Senior subordinated notes                                    380,194,801               -                 -          380,194,801
    Deferred lease expenses                                       21,792,107           450,997               -           22,243,104
    Deferred gain on sale leasebacks                               4,830,020               -                 -            4,830,020
    Deferred income taxes                                         13,326,960           (45,613)              -           13,281,347
    Deferred revenues and other long-term liabilities              9,055,164         2,062,560               -           11,117,724
                                                               ---------------------------------------------------------------------
       Total long-term liabilities                               736,157,717        97,129,897          (442,961)       832,844,653

MINORITY INTERESTS IN SUBSIDIARIES                                 6,588,928        18,931,369               -           25,520,297

SHAREHOLDERS' EQUITY
    Class A Common stock, $.01 par value: 10,000,000 shares
       authorized, 1,500 shares issued and outstanding                    15               -                 -                   15
    Class B Common stock, no par value: 1,000,000 shares
       authorized, 234,782 shares issued                          49,538,316        14,063,000       (14,063,000)        49,538,316
    Additional paid-in-capital                                    33,058,151       163,065,779      (183,066,778)        13,057,152
    Unearned compensation - stock options                         (1,318,179)              -                 -           (1,318,179)
    Retained earnings                                             98,282,388       (48,985,894)              -           49,296,494
    Treasury stock, 57,245 Class B shares at cost                (24,232,890)              -                 -          (24,232,890)
    Accumulated other comprehensive loss                         (13,018,643)      (32,782,877)              -          (45,801,520)
                                                               ---------------------------------------------------------------------
       Total shareholders' equity                                142,309,158        95,360,008      (197,129,778)        40,539,388
                                                               ---------------------------------------------------------------------
TOTAL                                                          $ 964,449,115     $ 239,376,681     $(198,355,122)    $1,005,470,674
                                                               =====================================================================


     Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes.

                      CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (Unaudited)

                                                                 Restricted       Unrestricted
                                                                    Group             Group         Eliminations          TOTAL
                                                               --------------    --------------    --------------    ---------------
REVENUES
    Admissions                                                 $ 328,322,376     $  85,170,783     $         -       $  413,493,159
    Concessions                                                  161,167,397        31,289,313               -          192,456,710
    Other                                                         33,885,208         5,623,938        (7,009,519)        32,499,627
                                                               ---------------------------------------------------------------------
                  Total                                          523,374,981       122,084,034        (7,009,519)       638,449,496

COSTS AND EXPENSES
    Cost of operations:
        Film rentals and advertising                             172,260,554        43,850,801               -          216,111,355
        Concession supplies                                       26,255,634         7,234,305               -           33,489,939
        Salaries and wages                                        57,830,479        10,342,710               -           68,173,189
        Facility leases                                           73,386,818        12,420,727               -           85,807,545
        Utilities and other                                       68,026,129        20,535,963        (7,009,519)        81,552,573
                                                               ---------------------------------------------------------------------
                  Total                                          397,759,614        94,384,506        (7,009,519)       485,134,601

    General and administrative expenses                           25,009,449         5,536,344               -           30,545,793
    Depreciation and amortization                                 42,417,197        13,090,033               -           55,507,230
    Asset impairment loss                                            450,000               -                 -              450,000
    (Gain) loss on sale of assets and other                       (1,102,831)        5,587,317               -            4,484,486
                                                               ---------------------------------------------------------------------
                  Total                                          464,533,429       118,598,200        (7,009,519)       576,122,110

OPERATING INCOME                                                  58,841,552         3,485,834               -           62,327,386

OTHER INCOME (EXPENSE)
    Interest expense                                             (42,977,518)      (11,020,200)              -          (53,997,718)
    Amortization of debt issue costs and debt discount              (768,357)       (1,159,176)              -           (1,927,533)
    Interest income                                                  396,382           767,277               -            1,163,659
    Foreign currency exchange gain (loss)                             74,098        (4,567,321)              -           (4,493,223)
    Equity in loss of affiliates                                  (2,351,156)          (52,887)              -           (2,404,043)
    Minority interests in (income) loss of subsidiaries             (679,537)        1,665,086               -              985,549
                                                               ---------------------------------------------------------------------
                  Total                                          (46,306,088)      (14,367,221)              -          (60,673,309)
                                                               ---------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                 12,535,464       (10,881,387)              -            1,654,077

Income tax expense                                                   226,520           848,630               -            1,075,150
                                                               ---------------------------------------------------------------------
NET INCOME (LOSS)                                              $  12,308,944     $ (11,730,017)    $         -       $      578,927
                                                               =====================================================================


     Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes.

                      CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (Unaudited)

                                                                 Restricted       Unrestricted
                                                                    Group             Group         Eliminations          TOTAL
                                                               --------------    --------------    --------------    ---------------
OPERATING ACTIVITIES
    Net income (loss)                                          $  12,308,944     $ (11,730,017)    $         -       $      578,927

    Noncash items in net income (loss):
       Depreciation                                               41,152,900        12,206,202               -           53,359,102
       Amortization - goodwill and other assets                    1,264,298           883,830               -            2,148,128
       Loss on impairment of assets                                  450,000               -                 -              450,000
       Amortization of gain on sale leasebacks                      (274,441)              -                 -             (274,441)
       Deferred lease expenses                                     1,782,957           (15,100)              -            1,767,857
       Amortization of prepaid leases                                996,448           629,451               -            1,625,899
       Deferred income tax expense                                (1,550,331)              -                 -           (1,550,331)
       Amortization of debt discount and premium                     (21,381)              -                 -              (21,381)
       Amortized compensation - stock options                        500,988               -                 -              500,988
       (Gain) loss on sale of assets and other                    (1,102,831)        5,587,317               -            4,484,486
       Equity in loss of affiliates                                2,351,156            52,887               -            2,404,043
       Minority interests in income (loss) of subsidiaries           679,537        (1,665,086)              -             (985,549)
       Amortization of deferred revenues                          (7,106,122)              -                 -           (7,106,122)

    Cash provided by (used for) operating working capital:
       Inventories                                                   305,169           226,613               -              531,782
       Co-op advertising and other receivables                    (6,482,409)        4,894,548           366,032         (1,221,829)
       Prepaid expenses and other                                    149,231         (369,788)               -             (220,557)
       Accounts payable and accrued expenses                     (34,371,546)          504,262          (366,032)       (34,233,316)
       Other long-term liabilities                                  (600,630)        2,072,363               -            1,471,733
       Income tax receivable                                         726,682            80,049               -              806,731
                                                               ---------------------------------------------------------------------
           Net cash provided by operating activities              11,158,619        13,357,531               -           24,516,150

INVESTING ACTIVITIES
    Additions to theatre properties and equipment                (19,056,764)         (131,324)              -          (19,188,088)
    Sale of theatre properties and equipment                       4,456,391           126,324               -            4,582,715
    Decrease (increase) in other assets, investments in
       and advances to affiliates                                (21,092,501)       23,076,447               -            1,983,946
                                                               ---------------------------------------------------------------------
       Net cash provided by (used for) investing activities      (35,692,874)       23,071,447               -          (12,621,427)

FINANCING ACTIVITIES
    Decrease in long-term debt                                   (50,740,872)      (32,459,528)              -          (83,200,400)
    Increase in long-term debt                                    73,516,841         5,065,444               -           78,582,285
    Minority investment in subsidiaries, net                        (181,183)       (1,004,498)              -           (1,185,681)
                                                               ---------------------------------------------------------------------
       Net cash provided by (used for) financing activities       22,594,786       (28,398,582)              -           (5,803,796)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               20,418        (1,048,476)              -           (1,028,058)
                                                               ---------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (1,919,051)        6,981,920               -            5,062,869

CASH AND CASH EQUIVALENTS:
    Beginning of period                                            1,636,348        18,203,646               -           19,839,994
                                                               ---------------------------------------------------------------------
    End of period                                              $    (282,703)    $  25,185,566     $         -      $    24,902,863
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

DATE:      November 13, 2001


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