Form 10-K405
period 2001-12-31
CINEMARK USA INC /TX
filed 2002-03-27
CIK 885975

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                 Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                       [X]

     As of March 27, 2002, 1,500 shares of Class A Common Stock and 185,647 shares of Class B Common Stock (including options to acquire 2,999 shares of Class B Common Stock exercisable within 60 days of such date) were outstanding.

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I..........................................................................................................1
     Item 1:   Business.........................................................................................1
               (a)  General Development of Business.............................................................1
               (b)  Financial Information about Segments........................................................2
               (c)  Narrative Description of Business...........................................................2
               (d)  Financial Information about Geographic Areas................................................9
               (e)  Available Information.......................................................................10
     Item 2:   Properties.......................................................................................10
     Item 3:   Legal Proceedings................................................................................10
     Item 4:   Submission of Matters to a Vote of Security Holders..............................................12

PART II.........................................................................................................12
     Item 5:   Market for Registrant's Common Equity and Related Stockholder Matters............................12
     Item 6:   Selected Financial Data..........................................................................12
     Item 7:   Management's Discussion and Analysis of Financial Condition and Results of Operations............15
     Item 7A:  Quantitative and Qualitative Disclosures About Market Risk...................................... 25
     Item 8:   Financial Statements and Supplementary Data......................................................26
     Item 9:   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............26

PART III........................................................................................................27
     Item 10:  Directors and Executive Officers of the Registrant...............................................27
     Item 11:  Executive Compensation.......................................................................... 31
     Item 12:  Security Ownership of Certain Beneficial Owners and Management.................................. 35
     Item 13:  Certain Relationships and Related Transactions.................................................. 38

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

                                     PART I

Item 1: Business

(a) General Development of Business

GENERAL

     Cinemark USA, Inc. and its subsidiaries (the "Company") is a world leader in the motion picture exhibition industry in terms of both revenues and the number of screens in operation. In 2001, the Company opened ten new theatres (106 screens), acquired one theatre (6 screens) and closed five theatres (24 screens) on a worldwide basis. As of March 27, 2002 the Company operates 3,020 screens in 279 theatres located in 33 states, Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Colombia and the United Kingdom, consisting of 2,664 screens in 237 "first run" theatres and 356 screens in 42 "discount" theatres. Of the Company's 3,020 screens, 1,917 (or 63%) were built by the Company since 1996, and, as a result, the Company believes it operates one of the most modern theatre circuits in the industry. The Company's ratio of screens to theatres is 10.8 to 1 at March 27, 2002. Approximately 67% of the Company's first run screens are in stadium seating auditoriums. From its fiscal year ended December 31, 1996 through the fiscal year ended December 31, 2001, the Company has increased revenues approximately 150% from $341.7 million to $853.7 million and has increased EBITDA (as defined herein) approximately 178% from $61.2 million to $170.0 million.

     The Company's website is located at WWW.CINEMARK.COM. By accessing the Company's website, customers can view showtimes for all the Company's United States ("U.S.") theatres and may purchase tickets for 67 U.S. theatres (956 screens) operated by the Company. Customers can also print at-home movie tickets for ten U.S. theatres which allows the customer to bypass the box office.

     The Company, a Texas corporation organized in 1987, maintains its principal executive offices at 3900 Dallas Parkway, Suite 500, Plano, Texas 75093. Its telephone number is (972) 665-1000.

DOMESTIC DEVELOPMENTS

     In 2001, the Company opened one new theatre (12 screens), acquired one theatre (6 screens) and closed four theatres (18 screens) in the U.S. As of March 27, 2002, the Company operates 189 theatres (2,221 screens) in the U.S. and Canada consisting of 1,865 screens in 147 "first run" theatres and 356 screens in 42 "discount" theatres. All but one theatre (12 screens), which is located in Vancouver, Canada, are located in the U.S. As of March 27, 2002, the Company's ratio of screens to theatres in the U.S. and Canada is 11.8 to 1. The industry average of screens to theatres is believed to be approximately 6.3 to
1. Approximately 64% of the Company's first run screens in the U.S. and Canada are in stadium seating auditoriums.

FOREIGN DEVELOPMENTS

     In 2001, the Company opened 9 new theatres (94 screens) in five countries and closed one theatre (6 screens). As of March 27, 2002, the Company operates 90 first run theatres (799 screens) in Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Colombia and the United Kingdom. All of the Company's international theatres have been built by the Company since 1993, which the Company believes makes its international operations among the most modern in the international market. As of March 27, 2002, the Company's ratio of screens to theatres in these international markets is 8.9 to 1. Approximately 72% of the Company's international screens are in stadium seating auditoriums.

(b) Financial Information about Segments

     The Company is a unitary business as described above and as a result does not break out its business into segments. See note 14 of the Company's Notes to Consolidated Financial Statements for financial information about geographic areas of the Company's business.

(c) Narrative Description of Business

BUSINESS STRATEGY

     The Company's growth has been primarily through new theatre development. Since 1996, the Company has built 1,917 screens (or 63%) of its current screen count. As a result, the Company believes it operates one of the most modern theatre circuits in the industry. The Company also believes it is unique among major theatre exhibitors in the development and execution of the following domestic and international business strategy:

     Non-competitive U.S. markets. The Company has historically built modern theatres in underserved mid-sized U.S. markets as well as in major U.S. metropolitan areas. In such markets the Company frequently is the sole or leading exhibitor in terms of first run screens operated within a film zone. The Company believes it gains maximum access to film product, and thereby realizes a competitive advantage, by locating its theatres in new and existing film zones where little or no competition for film product exists. Approximately 82% of the Company's U.S. first run theatres have no direct competition within their respective film zones, which allows the Company to select those pictures that it believes will be the most successful in its markets from those offered to it by distributors. The Company presently has theatres in 13 of the top 25 U.S. "Designated Market Areas" as defined by Nielson Media Research. As a result of the overbuilt status of the U.S. market today, generally acknowledged by most theatre exhibitors, the Company has significantly scaled back its future expansion program in U.S. markets and is highly selective on new markets. Since January 1, 2002, the Company has opened one new U.S. theatre (4 screens) in Park City, Utah which screens first run films and also acts as the home of the Sundance Film Festival. As of March 27, 2002, the Company has one new theatre (12 screens) and a five screen addition to an existing theatre under construction which are scheduled to open in the U.S. by the end of 2002 and has signed commitments for two new theatres (31 screens) scheduled to open after 2002.

     Discount theatre niche in the U.S. The majority of the Company's discount screens were originally opened as discount theatres. The Company created its discount theatre operations (admission of $.50 to $2 per ticket) in the U.S. to serve an alternative market of patrons which extends the life of a film past the first run screening. By serving this alternative market of patrons in its discount theatres, the Company has been able to successfully increase the number of potential customers beyond traditional first run moviegoers. In 2001, the Company's discount theatre attendance increased 11% compared to attendance in 2000. The Company's discount theatres, approximately 71% of which have been built by the Company, offer many of the same amenities as its first run theatres, including wall-to-wall screens, comfortable seating with cupholder armrests, digital sound and multiple concession stands.

     Selective building in heavily populated international markets. The Company's activities in international markets have been primarily directed toward Latin America, where the Company believes it has successfully established a significant presence in most of the major cities in Latin America. The Company has also strategically diversified its international portfolio in an effort to balance its risk and become the predominant Pan American exhibition company. The Company believes it was the first U.S. circuit to open American-style state-of-the-art theatres in Mexico and Chile, and has developed similar multiplex theatres directly or through joint venture arrangements with local partners in other Latin American countries, including Argentina, Brazil, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica and Colombia. The Company presently has theatres in 11 of the top 13 populated cities in Latin America. Approximately 72% of the Company's international screens are in stadium seating auditoriums. The Company intends to continue to develop state-of-the-art multiplex theatres in underserved international markets, emphasizing Latin America, under a selective expansion program primarily utilizing internally generated funds in those countries. Since January 1, 2002, the Company has opened two new theatres (18 screens) and closed two screens at an existing theatre. As of March 27, 2002, the Company has three new theatres (24 screens) scheduled to open in international markets by the end of 2002. Although the Company is reviewing sites, the Company has no signed commitments to build any theatres in international markets beyond 2002.

OPERATIONS

     The Company's corporate office, which employs approximately 185 individuals as of March 27, 2002, is responsible for theatre operations support, film licensing and settlements, human resources, finance and accounting, operational audit, theatre maintenance and construction, internet and information systems, lease site planning and marketing. The Company's domestic theatre operations are divided into eleven regions, each of which is headed by a region leader. Each region leader is responsible for supervising approximately 9% of the Company's theatre managers.

     The Company conducts regular inspections of each theatre and operates a program involving unannounced visits by unidentified customers who report on the quality of service, film presentation and cleanliness of the theatre to maintain quality and consistency within the Company's theatres.

Film Licensing

     Films are typically licensed from film distributors which are owned by major film production companies or from independent film distributors that distribute films for smaller production companies. For new release films, film distributors typically establish geographic zones and offer each available film to one theatre in each zone. The size of a film zone is generally determined by the population density, demographics and box office potential of a particular market or region. A film zone can range from a radius of three to five miles in major metropolitan and suburban areas to up to fifteen miles in small towns. The Company currently operates theatres in approximately 140 first run film zones in the U.S. New film releases are licensed at the discretion of the film distributors. Approximately 82% of the Company's U.S. first run theatres have no direct competition within their respective film zones, which allows the Company to select those pictures that it believes will be the most successful in its markets from those offered to it by distributors. The Company usually licenses films on an allocation basis in film zones where the Company faces competition. A particular distributor will rotate films among exhibitors under an allocation process which enables film distributors to charge a premium rental rate in these zones. Films are released to discount theatres once the attendance levels substantially drop off at the first run theatres. For discount films, film distributors establish availability on a market-by-market basis after the completion of exhibition at first run theatres and permit each theatre within a market to exhibit such films without regard to film zones. The Company pays a lower film rental on discount films.

     A film license typically specifies a rental fee to be paid to the distributor based on the higher result of either a gross receipts formula or a theatre admissions revenue sharing formula. The distributor receives a specified percentage of box office receipts with the percentage generally declining over the term of the run when using a gross receipts formula. New release films' rental percentages usually begin at 70% of box office receipts and gradually decline to as low as 30% over a period of four to seven weeks. Alternatively, under the theatre admissions revenue sharing formula (commonly known as the "90/10" clause), the distributor receives a specified percentage (i.e. 90%) of the excess of box office receipts over a negotiated reimbursement for theatre expenses. Discount films' rental percentages typically begin at 35% of box office receipts and often decline to 30% after the first week.

Concessions

     Concession sales are the Company's second largest revenue source, representing approximately 30% of total revenues for 2001. Concession sales have a much higher margin than admissions sales. The Company has devoted considerable management effort to increase concession sales and improve their operating margins. These efforts include implementation of the following strategies:

     o Optimization of product mix. The Company's primary concession products are various sizes of popcorn, soft drinks and candy. Different varieties and flavors of candy and soft drinks are offered at theatres based on preferences in that particular geographic region. The Company has also implemented specially priced "combo- meals" for all patrons as well as "movie meals" targeted toward children and senior citizens. The Company periodically introduces new concession products designed to attract additional concession purchases.

     o Staff training. Employees are continually trained in "suggestive-selling" and "upselling" techniques. This training occurs through situational role-playing conducted at the Company's "Customer Satisfaction University" as well as continuing on-the-job training as part of concession promotions and sales contests. Individual theatre managers receive a portion of their compensation based on concession sales at their theatres and are therefore motivated to maximize concession sales.

     o Theatre design. Modern theatres are designed to optimize efficiencies at the concession stands, which includes multiple service stations to make it easier to serve larger numbers of customers rapidly. Strategic placement of large concession stands within theatres heightens visibility, aids in reducing the length of concession lines and improves traffic flow around the concession stands.

     o Cost control. The Company negotiates prices for its concession supplies directly with concession vendors and manufacturers on a bulk rate basis and distributes its concession supplies through a national distribution network. The concession distributor provides inventory and distribution services to the theatres, which place volume orders directly to replenish stock. The concession distributor is paid a percentage fee for this service. The Company believes utilization of a concession distributor is more cost effective than establishing a concession warehousing network owned by the Company.

Marketing

         In order to attract customers, the Company relies upon newspaper display advertisements (substantially paid for by film distributors), newspaper directory film schedules (generally paid for by the exhibitor) and internet advertising which has emerged as a strong media source to inform patrons of film titles and show times. Radio and television advertising spots (generally paid for by film distributors) are used to promote certain motion pictures and special events. The Company also exhibits previews in its theatres of coming attractions and films presently playing on the other screens which it operates in the same theatre or market.

     Additionally, the marketing department focuses on maximizing the revenue generation opportunities of the Company's theatres, including the following:

     o Advertising. The Company believes that the advertising industry recognizes the value of in-theatre advertising as an important medium due to the demographics of theatre patrons. Recent research has shown that movie audiences have a 78% retention rate for advertisements seen in a movie theatre by a captive audience which exceeds the retention rate for television, radio or print advertising. In order to effectively realize and manage this opportunity, the Company entered into advertising contracts in 2000 for rolling stock and screen slide advertising. The Company is also exploring additional revenue sources such as digital video monitor advertising, virtual poster cases and third party branding. The Company has used theatres for simulcast concerts, pay-per-view sporting events and cultural events. Management believes the trend to use theatre auditoriums for non-film events during non-peak times will increase, which will add revenue and attract new audiences to its theatres while not significantly increasing costs.

     o Sales. In 2001, the Company formed a new marketing sales department to oversee the development and implementation of a comprehensive theatre rental effort. Recognizing the large lobbies, comfortable seating, big screen and sound capabilities make the Company's theatres an attractive venue to hold corporate events, private parties, private screenings and team building meetings, this new sales division is charged with increasing theatre rental income in "dark time" when the theatre is normally closed. Management believes additional revenues will be generated from this effort.

Internet

     The Company has been very successful using the internet to provide patrons access to movie times, the ability to buy tickets and even print their tickets at home. The internet is quickly becoming the primary way to check movie times, replacing the traditional newspaper source. Patrons are now able to purchase advance tickets from 67 U.S. theatres (956 screens) operated by the Company and print tickets at home for ten theatres by simply accessing the Company's website at WWW.CINEMARK.COM. Additional distribution of this information and purchasing ability is available to patrons by accessing WWW.FANDANGO.COM.

     The Company's internet initiatives help improve customer satisfaction, as customers who purchase tickets over the internet are often able to bypass lines at the box office by printing their tickets at home using bar code technology or picking up their tickets at kiosks in the theatre lobby. The Company was the first major exhibitor to introduce the technology to print their tickets at home and also the first major exhibitor to make showtimes available for patrons utilizing wireless technology using Personal Digital Assistants (PDA's), also known as Palm(R) hand held computers. Management feels the Company is leading the way in customer service at the theatre and also on the internet.

Management Information Systems

     The Company developed its own point of sale ("POS") management information system to further enhance its ability to maximize revenues, control costs and efficiently manage the Company's theatre circuit. The POS information system provides corporate management with real-time admissions and concession revenue reports. This information allows management to make real-time adjustments to movie schedules, extend runs or increase the number of screens on which successful movies are being played and substitute films when gross receipts cease to meet expected goals. Real-time seating and box office information is available to box office personnel, making it possible for theatre management to avoid overselling a particular film and providing faster and more accurate response to customer inquiries regarding showings and available seating. The POS information system also tracks concession sales and provides in-theatre inventory reports, leading to better inventory management and control. The Company upgraded this POS system to a Windows platform which it began deploying in its theatres in 1999. This enhanced system has multiple language capabilities, numerous ticket pricing options, integrates internet ticket sales and has the ability to process credit cards. The Windows platform also permits the addition of barcode scanners, pole displays, touch screens, credit card readers and other equipment specific to individual country requirements.

OVERVIEW OF THE THEATRE INDUSTRY

     For the first time in history, single year theatrical film box office in the U.S. exceeded the $8 billion mark, reaching a total of $8.4 billion in 2001, according to the Hollywood Reporter. The new high at the national box office improved 9% from the previous record of $7.7 billion set in 2000 and continued the longest expansion in movie business history as revenue increased for an unprecedented tenth straight year, according to the Hollywood Reporter. The Company believes the primary reason for the record years is the increased investment in production and marketing of films by the film distributors as well as the construction of new megaplexes throughout the U.S. The 9% increase in 2001 box office sales as compared to 2000 is a result of both increased attendance and average ticket prices. The following table represents the results of a survey by Motion Picture Association of America

("MPAA") Worldwide Market Research outlining the historical trends in U.S. theatre attendance, average ticket prices and box office sales for the last ten years.

                                                                  U.S. Box
                             Attendance          Average        Office Sales
                  Year       (Millions)        Ticket Price      (Millions)
                  ----       ----------        ------------     ------------
                  1992         1,173              $4.15            $4,871
                  1993         1,244              $4.14            $5,154
                  1994         1,292              $4.18            $5,396
                  1995         1,263              $4.35            $5,494
                  1996         1,339              $4.42            $5,912
                  1997         1,388              $4.59            $6,366
                  1998         1,481              $4.69            $6,949
                  1999         1,465              $5.08            $7,448
                  2000         1,421              $5.39            $7,661
                  2001         1,490              $5.62            $8,400

     Theatrical exhibition is the primary distribution channel for new motion picture releases. The Company believes the successful theatrical release of a movie in "downstream" distribution channels, such as home video, DVD, network, syndicated and pay-per-view television, is largely dependent on its successful theatrical release in the U.S. The Company further believes these ancillary distribution channels have expanded the overall potential revenue sources for motion picture distributors without adversely affecting attendance at theatres as these additional distribution channels do not provide an experience comparable to the social experience of viewing a movie in a theatre. The Company believes the public will continue to prefer the experience of viewing a movie on a large screen with superior audio and visual quality, while enjoying a variety of concessions and sharing the social experience with a large audience in a comfortable theatre environment.

     Increased international distribution is also producing important sources of revenue for film distributors and growth opportunities for exhibitors. According to Global Entertainment and Media Worldwide Market Research, Latin America will be the fastest growing region in the world for consumer-level spending on movies with average yearly growth of 10% through 2005. The Company believes many international markets for theatrical exhibition have historically been underserved due to antiquated or run-down theatres, and that international markets, especially those in Latin America, will continue to experience growth as additional state-of-the-art stadium seating theatres are introduced.

INTERNATIONAL OPERATIONS

     The Company's success in developing and operating new theatres internationally provides a sound foundation for continued selective development of state-of-the-art multiplex facilities in international markets. The Company's strategy in some of these markets is to form partnerships or joint ventures with local business groups, thereby sharing risk and obtaining valuable market insight.

     The Company has been successfully introducing American-style state-of-the-art multiplex theatres to underserved international markets since 1993. The Company's activities in international markets have been primarily directed toward Latin America, where the Company believes it has successfully established a significant presence in most of the major cities in Latin America. The Company has also strategically diversified its international portfolio in an effort to balance its risk and become the predominant Pan American exhibition company. In 2001, the Company opened, through its subsidiaries, nine new theatres (94 screens) in five countries outside of the U.S. and Canada. Since January 1, 2002, the Company, through its subsidiaries, has opened two new theatres (18 screens) and closed two screens at an existing theatre. As of March 27, 2002, the Company, through its subsidiaries, operates 90 first-run theatres (799 screens) in Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Colombia and the United Kingdom. The Company intends to continue to develop state-of-the-art multiplex theatres in underserved international markets, emphasizing Latin America, under a selective expansion program primarily utilizing internally generated funds in those countries. As of March 27, 2002, the Company, through its subsidiaries, has three new theatres (24 screens) scheduled to open in international markets by the end of 2002 and has no signed commitments to build any theatres in international markets beyond 2002. The Company also provides management services for one first run theatre (13 screens) in Taiwan for a company in which Cinemark International owns a 14% equity interest. Approximately 72% of the Company's international screens are in stadium seating auditoriums.

Mexico

     In July 1993, the Company, through its subsidiary Cinemark Mexico (USA), Inc. ("Cinemark Mexico"), began developing state-of-the-art multiplex theatres in Mexico. Cinemark Mexico's operations are conducted through its subsidiary, Cinemark de Mexico, S.A. de C.V. The Company, through its subsidiaries, owns approximately 95% of Cinemark de Mexico, S.A. de C.V. As of March 27, 2002, Cinemark Mexico operates 26 theatres (256 screens).

Brazil

     In August 1995, Cinemark LTDA was organized as a subsidiary of Cinemark International. In November 1997, Cinemark International, through a wholly-owned subsidiary, entered into a joint venture agreement with Brazilian partners and converted Cinemark LTDA to a Brazilian corporation, Cinemark Brasil, S.A., to develop state-of-the-art multiplex theatres in Brazil. Cinemark Brasil, S.A. is approximately 53% owned by Cinemark International and approximately 47% owned by Brazilian joint venture partners. As of March 27, 2002, Cinemark Brasil, S.A. operates 29 theatres (264 screens).

Chile

     In November 1992, Cinemark International entered into a joint venture agreement with Conate, S.A., a Chilean movie theatre operator ("Conate"), to develop state-of-the-art multiplex theatres in Chile. The joint venture conducts its business through Cinemark Chile, S.A. The Company, through its subsidiaries, owns approximately 97% of Cinemark Chile, S.A. As of March 27, 2002, Cinemark Chile operates eleven theatres (88 screens).

Argentina

     In December 1995, Cinemark International entered Argentina to develop state-of-the-art multiplex theatres. The business is conducted through Cinemark Argentina, S.A. and Prodecine S.A. de C.V. As of March 27, 2002, the Company, through Cinemark Argentina, S.A. and Prodecine S.A. de C.V., operates nine theatres (79 screens).

Central America

     In January 1997, Cinemark International entered into a joint venture agreement with Cines de Centroamerica to develop state-of-the-art multiplex theatres throughout Central America. The joint venture conducts its business through Cinemark Equity Holdings Corporation which is 50.1% owned by Cinemark International and 49.9% owned by Cines de Centroamerica. As of March 27, 2002, Cinemark Equity Holdings Corporation, through its subsidiaries, operates seven theatres (43 screens) in four Central American countries (Honduras, El Salvador, Nicaragua and Costa Rica) and plans to open one new theatre (8 screens) in Panama by the end of 2002.

Peru

     In December 1996, Cinemark International entered Peru to develop state-of-the-art multiplex theatres. The business is conducted through Cinemark del Peru, S.A. As of March 27, 2002, Cinemark del Peru, S.A. operates two theatres (21 screens) and plans to open one new theatre (9 screens) by the end of 2002.

Ecuador

     In September 1996, Cinemark International entered into a joint venture agreement with The Wright Group, a group of prominent Ecuadorian individuals and companies, to develop state-of-the-art multiplex theatres in Ecuador. The joint venture conducts its business through Cinemark del Ecuador, S.A. ("Cinemark Ecuador") which is 60% owned by Cinemark International and 40% owned by The Wright Group. As of March 27, 2002, Cinemark Ecuador operates two theatres (16 screens).

Colombia

     In December 1998, Cinemark International entered into a joint venture agreement with Casa Editorial El Tiempo S.A., Tempora S.A. and Prodiscos S.A. to develop state-of-the-art multiplex theatres in Colombia. The joint venture conducts its business through Cinemark Colombia, S.A. which is 50.1% owned by Cinemark International and 49.9% collectively owned by Casa Editorial El Tiempo S.A., Tempora S.A. and Prodiscos S.A. As of March 27, 2002, Cinemark Colombia operates three theatres (22 screens).

United Kingdom

     In September 1998, Cinemark International incorporated Cinemark Theatres U.K., Ltd., an English company, to develop state-of-the-art multiplex theatres in the United Kingdom. Cinemark Theatres U.K., Ltd. is a wholly-owned subsidiary of Cinemark International. In 2001, Cinemark Theatres U.K., Ltd. signed a management agreement with UCI (a local theatre operator) to operate its theatres. As of March 27, 2002, Cinemark Theatres U.K., Ltd. operates one theatre (10 screens) and plans to open one new theatre (7 screens) by the end of 2002.

COMPETITION

     The Company is one of the largest motion picture exhibitors worldwide in terms of both revenues and the number of screens in operation. The Company competes against local, national and international exhibitors.

     In film zones where the Company has no direct competition (approximately 82% of the Company's first run U.S. theatres), the Company selects those pictures it believes will be the most successful in its markets from among those offered to it by distributors. Where the Company faces competition, it usually licenses films based on an allocation process. The Company currently operates in approximately 140 first run film zones in the U.S. The Company believes no individual film zone is material to the Company. See "-- Operations -- Film Licensing." The Company believes the principal competitive factors with respect to film licensing include capacity and location of an exhibitor's theatre, theatre comfort, quality of projection and sound equipment, level of customer service and licensing terms. The competition for customers is dependent upon factors such as the availability of popular films, the location of theatres, the comfort and quality of theatres and ticket prices. The Company believes its admission prices at its first run and discount theatres are competitive with admission prices of respective competing theatres.

     The Company's theatres also face competition from a number of other motion picture exhibition delivery systems, such as home video, DVD, network, syndicated and pay-per-view television. The Company does not believe that these additional distribution channels have adversely affected theatre attendance; however, there can be no assurance existing or future alternative delivery systems will not have an adverse impact on attendance. The

Company's theatres also face competition from other forms of entertainment competing for the public's leisure time and disposable income.

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

EMPLOYEES

     As of March 27, 2002, the Company had approximately 8,000 employees in the U.S., approximately 10% of whom are full time employees and 90% of whom are part time employees. The Company is a party to collective bargaining agreements with eight unions of which approximately fourteen employees are members. The Company's international operations typically utilize union labor. The Company considers its relations with its employees to be satisfactory.

REGULATION

     The distribution of motion pictures is largely regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. The Company has never been a party to any of such cases, but the manner in which it can license films from certain major film distributors is subject to consent decrees resulting from these cases. Consent decrees bind certain major film distributors and require the films of such distributors to be offered and licensed to exhibitors, including the Company, on a theatre-by-theatre and film-by-film basis. Consequently, exhibitors cannot assure themselves of a supply of films by entering long-term arrangements with major distributors, but must negotiate for licenses on a film-by-film and theatre-by-theatre basis.

     The Company is subject to various general regulations applicable to its operations including the Americans with Disabilities Act (the "ADA"). The Company develops new theatres to be accessible to the disabled and believes it is in substantial compliance with current regulations relating to accommodating the disabled. Although the Company believes that its theatres comply with the ADA, the Company is a party to lawsuits which claim that its handicapped seating arrangements do not comply with the ADA. See Item 3 - Legal Proceedings.

     The Company's theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship, health and sanitation requirements and licensing.

(d) Financial Information about Geographic Areas

     The Company operates in a single business segment as a motion picture exhibitor. The Company is a multinational corporation with consolidated operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Colombia and the United Kingdom as of March 27, 2002. See note 14 of the Company's Notes to Consolidated Financial Statements for information on the Company's revenues and long-lived assets in the U.S. and Canada, Mexico, Brazil and other foreign countries for the three years ended December 31, 1999, 2000 and 2001.

(e) Available Information

     The Company files reports, information statements and other information, including this Annual Report on Form 10-K, with the Securities and Exchange Commission (the "Commission"). Copies of such materials can be obtained from the Company's website or by mail from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. Additionally, the Commission maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at HTTP://WWW.SEC.GOV. The Company's website is located at WWW.CINEMARK.COM.

Item 2: Properties

     Of the 189 theatres (2,221 screens) operated by the Company in the U.S. and Canada at March 27, 2002, 32 theatres (476 screens) were owned and 157 theatres (1,745 screens) are leased pursuant to building leases. The Company's leases are generally entered into on a long term basis with terms (including renewal options) generally ranging from 20 to 40 years. Approximately 4% of the Company's theatre leases in the U.S. and Canada (covering 49 screens) have remaining terms (including optional renewal periods) of less than five years and approximately 74% of the Company's theatre leases in the U.S. and Canada (covering 1,371 screens) have remaining terms (including optional renewal periods) of more than 15 years. Rent is typically calculated as a percentage of box office receipts or total theatre revenues, subject to an annual minimum. The Company leases an office building in Plano, Texas for its corporate office. See note 10 of the Company's Notes to Consolidated Financial Statements for information with respect to the Company's lease commitments.

     As of March 27, 2002, the Company operated 90 theatres (799 screens) outside of the U.S. and Canada, all of which are leased pursuant to ground or building leases. The leases generally provide for contingent rental based upon operating results (some of which are subject to an annual minimum). Generally, these leases will include renewal options for various periods at stipulated rates. The Company attempts to obtain lease terms that provide for build-to-suit construction obligations of the landlord. No international leases have remaining terms (including optional renewal periods) of less than five years, and approximately 91% of the Company's international leases (726 screens) have remaining terms (including optional renewal periods) of more than 15 years.

     The Company periodically reviews the profitability of each of its theatres, particularly those whose lease terms are about to expire, to determine whether to continue its operations. In 2001, the Company sold or closed (as a result of the expiration or settlement of the lease term) five theatres (24 screens). The closing of these theatres did not have a material effect on the Company's financial position, results of operations and cash flows.

Item 3: Legal Proceedings

     DOJ Litigation

     In March 1999, the Department of Justice filed suit in the U.S. District Court, Northern District of Ohio, Eastern Division, against the Company alleging certain violations of the ADA relating to patrons using wheelchairs. An Order granting Summary Judgement to the Company was filed in November 2001. The Department of Justice has filed a Notice of Appeal with the Sixth Circuit Court of Appeals. Although the Company is unable to predict the outcome of this litigation, management believes the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows.

     Oregon Litigation

     In February 2000, Barbara Cornilles, Edwin Cornilles, Dorothy Johnson, Damara Paris, Stephen Purvis, George Scheler, Susan Teague and Jackie Woltring filed suit in the U.S. District Court for the District of Oregon against the Company, Regal Cinemas, Inc., Century Theatres, Inc., and Carmike Cinemas, Inc. alleging certain violations of the ADA relating to accessibility of movie theatres for deaf patrons. An Order granting Summary Judgement to the Company was issued by a federal magistrate judge in December 2001 and was ratified by a federal district judge in March 2002. The Company anticipates the plaintiffs may appeal the current ruling. Although the Company is unable to predict the outcome of this litigation, management believes the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows.

     Austin, TX Litigation

     In August 2001, David Wittie, Rona Schnall, Ron Cranston, Jennifer McPhail, Peggy Garaffa and ADAPT of Texas filed suit in the 201st Judicial District Court of Travis County, Texas alleging certain violations of the Human Resources Code, the Texas Architectural Barriers Act, the Texas Accessibility Standards and the Deceptive Trade Practices Act relating to accessibility of movie theatres for handicapped patrons. The Company has filed an answer denying the allegations and is vigorously defending this suit. Although the Company is unable to predict the outcome of this litigation, management believes the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows.

     Mission, TX Litigation

     In July 2001, Sonia-Rivera-Garcia and Valley Association for Independent Living filed suit in the 93rd Judicial District Court of Hidalgo County, Texas alleging certain violations of the Human Resources Code, the Texas Architectural Barriers Act, the Texas Accessibility Standards and the Deceptive Trade Practices Act relating to accessibility of movie theatres for handicapped patrons. The Company has filed an answer denying the allegations and is vigorously defending this suit. Although the Company is unable to predict the outcome of this litigation, management believes the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows.

     Unsolicited Facsimile Litigation

     Jerry Galow and Watson, Bishop, London & Galow, P.C., both Individually and on behalf of all others similarly situated v. Cinemark USA, Inc. and American Blast Fax, Inc., Cause No. GN003299, in the 98th Judicial District Court of Travis County, Texas. In November 2000, Plaintiffs Jerry Galow and Watson, Bishop, London & Galow, P.C. (the "plaintiffs") brought this alleged class action on behalf of themselves and purportedly on behalf of all others similarly situated. The plaintiffs are an individual and his law firm who allege that they were sent unsolicited facsimile advertisements on behalf of the Company in violation of federal and state law. The plaintiffs seek certification of the case as a class action and the right to recover on their own behalf and on behalf of the alleged class $500 per alleged violation, three times the damages available for knowing and/or willful violations of those statutes, or alternatively, punitive damages, and unspecified damages for the alleged negligence per se of the Company. The Company was successful in having this case moved to Collin County, Texas. The Company is vigorously defending this suit. Although the Company is unable to predict the outcome of this litigation, management believes the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows.

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

                                     PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

     There is no established public trading market for the Company's Common Stock. As of March 27, 2002, there were 41 holders of record of the Company's Common Stock. The Company has not paid dividends on its Common Stock and does not expect to pay dividends on its Common Stock in the foreseeable future. The Subordinated Notes Indentures and the Credit Facility contain restrictions on the Company's ability to pay dividends on its Common Stock.

     In October 2001, the Company issued an aggregate of 2,918 shares of Class B Common Stock to 9 employees pursuant to exercises of stock options issued under the Company's 1991 Nonqualified Stock Option Plan. In December 2001, the Company issued (i) an aggregate of 1,993 shares of Class B Common Stock to 15 employees pursuant to exercises of stock options issued under the Company's 1991 Nonqualified Stock Option Plan and (ii) 200 shares of Class B Common Stock to a former director of the Company pursuant to an exercise under a director stock option plan. The exercise price for the 5,111 shares of Class B Common Stock was $1.00 per share. See Executive Compensation - Stock Options.

Item 6: Selected Financial Data

     The following tables set forth selected consolidated financial data for the Company for the periods and at the dates indicated for each of the five most recent fiscal years ended December 31, 2001. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements, including the notes thereto, included elsewhere in this report.

              SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA(1)



                                                                          Year Ended December 31,
                                                ----------------------------------------------------------------------------
                                                    1997            1998            1999            2000            2001
                                                ------------    ------------    ------------    ------------    ------------
STATEMENT OF OPERATIONS DATA                             (In thousands, except per share, theatres and screen data)
(CONSOLIDATED):
      Revenues                                  $    434,598    $    571,219    $    712,604    $    786,264    $    853,658
      Theatre operating costs                        322,462         433,259         553,482         613,007         646,705
      General and administrative expenses             27,598          32,947          34,833          39,013          42,690
      Depreciation and  amortization                  25,373          37,197          53,269          66,111          73,544
      Asset impairment loss                            2,214           9,950           3,720           3,872          20,723
      (Gain) loss on sale of assets and other           (189)         (2,266)          2,420             912          12,408
      Operating income                                57,140          60,131          64,881          63,348          57,589
      Interest expense(2)                             33,487          43,014          59,867          74,037          70,931
      Income (loss) before extraordinary
       items and cumulative effect of an
       accounting change                              15,019          11,009           4,004         (10,423)         (4,021)
      Net income (loss)(3)                            14,705          11,009           1,035         (10,423)         (4,021)
      Diluted earnings (loss) per share:
        Before extraordinary items and
          cumulative effect of an accounting
          change                                       80.45           59.01           20.88          (58.30)         (22.40)
        Net income (loss)                              78.77           59.01            5.40          (58.30)         (22.40)

BALANCE SHEET DATA (CONSOLIDATED):
       Cash and cash equivalents                $     32,120    $     25,646    $      8,872    $     19,840    $     50,199
       Theatre properties and equipment-net          548,942         749,692         933,959         950,135         866,406
       Total assets                                  661,597         882,673       1,041,861       1,060,576         996,544
       Total long-term debt, including
          current portion                            463,501         631,649         778,413         810,323         780,956
        Shareholders' equity                          69,982          75,800          63,851          48,910          25,337


OTHER FINANCIAL DATA (CONSOLIDATED):
      Cash flow from (used for)
        Operating activities                    $     61,577    $     66,570    $     97,541    $     51,575    $     81,659
        Investing activities                        (229,302)       (248,543)       (228,484)        (91,665)        (28,337)
        Financing activities                         185,424         175,907         114,927          51,280         (21,513)
      Theatre level cash flow(4)                     112,136         137,960         159,122         173,256         206,953
      EBITDA(5)                                       87,313         107,457         128,233         141,978         169,980

OPERATING DATA:
      U.S. and Canada
        Theatres operated (at period end)(6)             155             173             185             190             188
        Screens operated (at period end)(6)            1,437           1,813           2,102           2,217           2,217
        Total attendance                              74,592          85,693          90,996          92,425         100,022
      International
        Theatres operated (at period end)(7)              18              38              69              80              88
        Screens operated (at period end)(7)              187             367             606             695             783
        Total attendance                              11,668          20,875          39,938          46,152          53,853
      Worldwide
         Theatres operated (at period end)               173             211             254             270             276
         Screens operated (at period end)              1,624           2,180           2,708           2,912           3,000
         Total attendance                             86,260         106,568         130,934         138,577         153,875

(1) Certain reclassifications have been made to December 31, 1997, 1998, 1999 and 2000 amounts to conform with the 2001 presentation.

(2) Includes amortization of debt issue cost and debt discount and excludes capitalized interest of $2.2 million, $4.4 million, $4.3 million, $0.6 million and $0.2 million in 1997, 1998, 1999, 2000 and 2001, respectively.

(3) In 1997, an extraordinary loss on early extinguishment of debt of $0.3 million (net of tax benefit) was recorded. In 1999, a cumulative effect of a change in accounting principle charge of $3.0 million (net of tax benefit) was recorded in connection with the Company's adoption of Statement of Position (SOP) 98-5 requiring start-up activities and organization costs to be expensed as incurred.

(4) Revenues less theatre operating costs (which is not a measure of financial performance under generally accepted accounting principles) ("GAAP"). Theatre level cash flow is a financial measure commonly used in the Company's industry and should not be construed as an alternative to cash flow from operations (as determined in accordance with GAAP) as an indicator of operating performance or as a measure of liquidity. Other definitions of theatre level cash flow may not be comparable with this calculation.

(5) Represents net income (loss) before depreciation and amortization, asset impairment loss, (gain) loss on sale of assets and other, interest expense, amortization of debt issue cost and debt discount, interest income, foreign currency exchange gain (loss), equity in income (loss) of affiliates, minority interests in (income) loss of subsidiaries, income taxes (benefit), extraordinary items and cumulative effect of a change in accounting principle, changes in deferred lease expense and accrued and unpaid compensation expense relating to any stock option plans. EBITDA is a financial measure commonly used in the Company's industry and should not be construed as an alternative to cash flow from operations (as determined in accordance with GAAP) as an indicator of operating performance or as a measure of liquidity. Other definitions of EBITDA may not be comparable with this calculation.

(6) The data as of period end 1997, 1998, 1999, 2000 and 2001 excludes certain theatres operated by the Company in the U.S. and Canada pursuant to management agreements that are not part of the Company's consolidated operations.

(7) The data as of period end 1997, 1998, 1999, 2000 and 2001 excludes certain theatres operated internationally through affiliates of the Company that are not part of the Company's consolidated operations.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         The following is an analysis of the financial condition and results of operations of the Company. This analysis should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this report.

         The Company's revenues are generated primarily from box office receipts, concession sales and screen advertising sales. Revenues are recognized when admissions and concession sales are received at the box office and screen advertising is shown at the theatres. The Company's revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the commercial appeal of the films released during the year reported. Since the Company's formation, attendance has grown primarily through new theatre development. Additional revenues related to theatre operations are generated by pay phones, ATM charges, and electronic video games installed in video arcades located in some of the Company's theatres.

         Film rentals and advertising, concession supplies and salaries and wages vary directly with changes in revenues. These expenses have historically represented approximately 65% of all theatre operating expenses and approximately 50% of revenues. Film rental costs are accrued based on the applicable box office receipts and estimates of the final settlement pursuant to the film license agreements. Advertising cost, which is expensed as incurred, is primarily fixed at the theatre level as daily movie directories placed in newspapers represent the largest component of advertising costs. The monthly cost of these ads is based on the size of the directory. The Company purchases concession supplies to replace units sold. Although salaries and wages include a fixed component of cost (i.e. the minimum staffing cost to operate a theatre facility during non-peak periods), salaries and wages move in relation to revenues as theatre staffing is adjusted to handle attendance volume.

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

CRITICAL ACCOUNTING POLICIES

     We prepare the consolidated financial statements of the Company in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgements and assumptions that we believe are reasonable based upon the information available. These estimates, judgements and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue and Expense Recognition

     Revenues are recognized when admissions and concession sales are received at the box office and screen advertising is shown at the theatres. Film rental costs are accrued based on the applicable box office receipts and estimates of the final settlement pursuant to the film license agreements. If actual settlements are higher than those estimated, additional film rental costs would be required in the future. Advertising costs are expensed as incurred.

Deferred Revenues

     Advances collected on long-term screen advertising and concession contracts are recorded as deferred revenues. The advances collected on screen advertising contracts are recognized as other revenues in the period earned which may differ from the period the advance was collected. The advances collected on concession contracts are recognized as a reduction to concession supplies expense in the period earned which may differ from the period the advance was collected.

Asset Impairment Loss

     The Company reviews long-lived assets, including goodwill, for impairment in conjunction with the preparation of the Company's quarterly consolidated financial statements and whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. The Company considers actual theatre level cash flow, future years budgeted theatre level cash flow, theatre property and equipment values, goodwill values, competitive theatres in the marketplace, the sharing of a market with other Company theatres, the age of a recently built theatre and other factors in its assessment of impairment of individual theatre assets. Assets are evaluated for impairment on an individual theatre basis or a group of theatres that share the same marketplace, which the Company's management believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use through the remainder of the theatre's useful life. The remainder of the useful life correlates with the available remaining lease period for leased properties and a period of twenty years for fee owned properties. If actual future cash flows differ from those estimated in the Company's impairment evaluation, additional impairment charges may be required in the future.

RESULTS OF OPERATIONS

     Set forth below is a summary of operating revenues and expenses, certain income statement items expressed as a percentage of revenues, average screen count and revenues per average screen count for the three most recent fiscal years ended December 31.

                                                         1999        2000         2001
                                                       --------    --------     --------
OPERATING DATA (in millions):
Revenues
  Admissions                                           $  459.3    $  511.3     $  548.9
  Concession                                              221.1       235.7        257.6
  Other                                                    32.2        39.3         47.2
                                                       --------    --------     --------
     Total revenues                                    $  712.6    $  786.3     $  853.7
                                                       ========    ========     ========
Cost of operations:
    Film rentals and advertising                       $  246.4    $  271.0     $  288.1
    Concession supplies                                    38.2        42.0         44.9
    Salaries and wages                                     82.9        86.7         90.8
    Facility leases                                        89.8       108.5        114.7
    Utilities and other                                    96.2       104.8        108.2
                                                       --------    --------     --------
       Total cost of operations                        $  553.5    $  613.0     $  646.7
                                                       ========    ========     ========

OPERATING DATA AS A PERCENTAGE OF TOTAL REVENUES(1):
Revenues
  Admissions                                               64.5%       65.0%        64.3%
  Concession                                               31.0        30.0         30.2
  Other                                                     4.5         5.0          5.5
                                                       --------    --------     --------
     Total revenues                                       100.0       100.0        100.0

Cost of operations:
  Film rentals and advertising(1)                          53.6        53.0         52.5
  Concession supplies(1)                                   17.3        17.8         17.4
  Salaries and wages                                       11.6        11.0         10.6
  Facility leases                                          12.6        13.8         13.4
  Utilities and other                                      13.5        13.3         12.7

Total cost of operations                                   77.7        77.9         75.8
General and administrative expenses                         4.9         5.0          5.0
Depreciation and amortization                               7.5         8.4          8.6
Asset impairment loss                                       0.5         0.5          2.4
Loss on sale of assets and other                            0.3         0.1          1.5
Operating income                                            9.1         8.1          6.7
Interest expense(2)                                         8.4         9.4          8.3
Net income (loss) before cumulative effect of an
  accounting change                                         0.6        (1.3)        (0.5)
Net income (loss)                                           0.1        (1.3)        (0.5)


                                               Year Ended December 31,
                                           ------------------------------
                                             1999       2000       2001
                                           --------   --------   --------
Average screen count (month end average)      2,452      2,813      2,954
                                           --------   --------   --------
Revenues per average screen count          $290,612   $279,541   $288,961
                                           ========   ========   ========

(1) All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues, and concession supplies, which are expressed as a percentage of concession revenues.

(2) Includes amortization of debt issue cost and debt discount and excludes capitalized interest of $4.3 million, $0.6 million and $0.2 million in 1999, 2000 and 2001, respectively.

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

     Revenues. Revenues in 2001 increased to $853.7 million from $786.3 million, an 8.6% increase. The increase in revenues is primarily attributable to an 11.0% increase in attendance, partially the result of the first full year of operation of the 204 net screens added in 2000 and the net addition of 88 new screens in 2001. Revenues were also positively impacted by an increase in other revenues (primarily screen advertising) of 20.0%. Revenues per average screen increased 3.4% to $288,961 for 2001 from $279,541 for 2000.

     Cost of Operations. Cost of operations, as a percentage of revenues, decreased to 75.8% in 2001 from 77.9% in 2000. The decrease as a percentage of revenues resulted from a decrease in film rentals and advertising as a percentage of admissions revenues to 52.5% in 2001 from 53.0% in 2000 resulting from reduced advertising and promotion costs, a decrease in concession supplies as a percentage of concession revenues to 17.4% in 2001 from 17.8% in 2000 resulting from lower concession procurement costs and increased concession volume rebates, a decrease in salaries and wages as a percentage of total revenues to 10.6% in 2001 from 11.0% in 2000, a decrease in facility lease expense as a percentage of total revenues to 13.4% in 2001 from 13.8% in 2000 and a decrease in utilities and other expenses as a percentage of revenues to 12.7% in 2001 from 13.3% in 2000.

     General and Administrative Expenses. General and administrative expenses, as a percentage of revenues, of 5.0% in 2001 remained consistent with 2000. The absolute level of general and administrative expenses increased to $42.7 million for 2001 from $39.0 million for 2000 due to costs (primarily salaries and wages) associated with the Company's international expansion program and increased accrued bonus expense.

     Depreciation and Amortization. Depreciation and amortization as a percentage of total revenues increased to 8.6% in 2001 from 8.4% in 2000. The increase is primarily related to depreciation on new additions and previously classified construction-in-progress assets that were placed in service in 2001.

     Asset Impairment Loss. The Company recorded asset impairment charges of $20.7 million in 2001 and $3.9 million in 2000 pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121 related to assets held for use. All of the impairment charges recorded in 2001 and 2000 were in the U.S. except for an impairment charge of $1.7 million recorded in Brazil in 2001. In accordance with SFAS No. 121, the Company wrote down the assets of these properties to their fair value.

     Loss on Sale of Assets and Other. The Company recorded a loss on sale of assets and other of $12.4 million in 2001 and $0.9 million in 2000. Included in loss on sale of assets and other in 2001 is a charge of $7.2 million to write down one property to be disposed of in the U.S. to fair value and a charge of $1.5 million to write down one property to be disposed of in Argentina to fair value.

     Interest Expense. Interest costs incurred, including amortization of debt issue cost and debt discount, decreased 4.8% to $71.1 million (including the capitalization of $0.2 million of interest to properties under construction) in 2001 from $74.7 million in 2000 (including the capitalization of $0.6 million of interest to properties under construction). The decrease in interest costs incurred during 2001 was due principally to a decrease in average debt outstanding resulting from borrowings under the Company's Credit Facility and lower interest rates on the Company's variable rate debt facilities.

     Income Taxes (Benefit). An income tax benefit of $14.1 million was recorded in 2001 in comparison with income tax expense of $0.3 million in 2000. The Company's effective tax rate for 2001 increased to 77.8% from (2.5)% in 2000. The change in the effective tax rate is mainly due to inflation adjustments on foreign assets and the benefit for state loss carryforwards.

     Loss Before Cumulative Effect of an Accounting Change. Loss before cumulative effect of an accounting change decreased to $4.0 million for 2001 from $10.4 million for 2000 primarily due to the income tax benefit recorded in 2001.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

         Revenues. Revenues in 2000 increased to $786.3 million from $712.6 million, a 10.3% increase. The increase in revenues is primarily attributable to a 5.8% increase in attendance as the result of the first full year of operation of the 528 net screens added in 1999 and the net addition of 204 new screens in 2000. Revenues were also positively impacted by an increase in admissions and concession revenues per patron of 3.7% and an increase in other revenues (primarily screen advertising) of 22.0%. Revenues per average screen decreased 3.8% to $279,541 for 2000 from $290,612 for 1999.

         Cost of Operations. Cost of operations, as a percentage of revenues, increased to 77.9% in 2000 from 77.7% in 1999. The increase as a percentage of revenues resulted from an increase in concession supplies as a percentage of concession revenues to 17.8% in 2000 from 17.3% in 1999 primarily as a result of the greater number of international theatres in operation and an increase in facility lease expense as a percentage of revenues to 13.8% in 2000 from 12.6% in 1999. These increases were partially offset by a decrease in film rentals and advertising expense as a percentage of admissions revenues to 53.0% in 2000 from 53.6% in 1999 resulting from reduced advertising and promotion costs, a decrease in salaries and wages as a percentage of revenues to 11.0% in 2000 from 11.6% in 1999 and a decrease in utilities and other expenses as a percentage of revenues to 13.3% in 2000 from 13.5% in 1999.

         General and Administrative Expenses. General and administrative expenses, as a percentage of revenues, increased to 5.0% in 2000 from 4.9% in 1999. The absolute level of general and administrative expenses increased to $39.0 million for 2000 from $34.8 million for 1999 due to costs (primarily salaries and wages) associated with the Company's international expansion program and the additional rent expense associated with the Company's corporate office which was sold and leased back in December 1999.

         Depreciation and Amortization. Depreciation and amortization as a percentage of revenues increased to 8.4% in 2000 from 7.5% in 1999. The increase is primarily a result of the net addition of $85.7 million in theatre property and equipment during 2000 and depreciation on previously classified construction-in-progress assets that were placed in service in 2000.

         Asset Impairment Loss. The Company recorded asset impairment charges of $3.9 million in 2000 and $3.7 million in 1999 pursuant to SFAS No. 121 related to assets held for use. In accordance with SFAS No. 121, the Company wrote down the assets of these properties to their fair value.

         Loss on Sale of Assets and Other. The Company recorded a loss on sale of assets and other of $0.9 million in 2000 and $2.4 million in 1999.

         Interest Expense. Interest costs incurred, including amortization of debt issue cost and debt discount, increased 16.4% to $74.7 million (including the capitalization of $0.6 million of interest to properties under construction) in 2000 from $64.2 million in 1999 (including the capitalization of $4.3 million of interest to properties under construction). The increase in interest costs incurred during 2000 was due principally to an increase in average debt outstanding resulting from borrowings under the Company's Credit Facility and increased interest rates on the Company's variable rate debt facilities.

         Income Taxes. Income tax expense of $0.3 million was recorded in 2000 as compared to income tax expense of $3.7 million in 1999. The Company's effective tax rate for 2000 was (2.5%) as compared to 48.1% in 1999. The change in the effective tax rate is mainly due to the benefit of the U.S. loss offset by foreign income, goodwill and other permanent items.

         Income (Loss) Before Cumulative Effect of an Accounting Change. Income
(loss) before cumulative effect of an accounting change decreased to $(10.4) million for 2000 from $4.0 million for 1999 primarily related to the increase in interest expense and depreciation and amortization expense in 2000 in comparison with 1999 partially offset by the reduction of income taxes in 2000 in comparison with 1999.

INFLATION AND FOREIGN CURRENCY

         The majority of the equipment and certain construction interior finish items and other operating supplies the Company's international subsidiaries use are imported from the U.S, whereas, principally all the revenues and operating expenses of the Company's international subsidiaries are transacted in the country's local currency.

         GAAP requires that the Company's subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If a subsidiary of the Company operates in a highly inflationary economy, GAAP requires that the U.S. dollar be used as the functional currency for the subsidiary. Foreign currency fluctuations result in the Company reporting foreign currency exchange gains (losses) or cumulative foreign currency translation adjustments relating to its international subsidiaries depending on the inflationary environment of the country in which the subsidiary operates.

         The accumulated other comprehensive loss account in shareholders' equity of $36,354,842 and $55,541,300 at December 31, 2000 and 2001,
respectively, primarily relates to the cumulative foreign currency adjustments from translating the financial statements of Cinemark Argentina, S.A., Cinemark Brasil, S.A., Cinemark de Mexico, S.A. de C.V. and Cinemark Chile, S.A. into U.S. dollars.

         In 1999, the economy of Mexico became non-highly inflationary and the functional currency of Cinemark de Mexico, S.A. de C.V. changed from the U.S. dollar to the peso. Thus, assets and liabilities of Cinemark de Mexico, S.A. de C.V. are now translated at year-end exchange rates and income and expense accounts are now translated at the average rates prevailing during the year (consistent with other non-highly inflationary consolidated foreign subsidiaries). Accordingly, changes in the peso have been recorded in the accumulated other comprehensive loss account as a reduction of shareholders' equity in 2000 and 2001.

         In 1999 and a portion of 2000, the Company was required to utilize the U.S. dollar as the functional currency of Cinemark del Ecuador, S.A. for U.S. reporting purposes in place of the sucre due to the highly inflationary economy of Ecuador. Devaluations in the sucre during 1999 and a portion of 2000 that affected the Company's investment were charged to foreign currency exchange gain
(loss) rather than to the accumulated other comprehensive loss account as a reduction of shareholders' equity. A foreign currency exchange gain of $74,078 and $32,300 was recognized in 1999 and 2000, respectively, and is included in other income (expense). In September 2000, the country of Ecuador officially switched to the U.S. dollar as its official currency, thereby eliminating any foreign currency exchange gain (loss) from operations in Ecuador on a going forward basis.

         In 1999, 2000 and for the majority of 2001, the country of Argentina utilized the peso as its functional currency with it pegged at a rate of 1.0 peso to the U.S. dollar. As a result of economic turmoil which began in December 2001, the Argentine government announced several restrictions on currency conversions in early January 2002 as part of a "Public Emergency Bill and Amendment of Convertibility Law" ("Convertibility Law"). The Convertibility Law set forth a dual exchange rate system, with a "commercial rate" of 1.4 pesos to the U.S. dollar. This commercial rate is to be utilized to settle all exports and certain essential imports. The second rate, the "market rate," traded for the first time on January 11, 2002 and closed at a rate of 1.7 pesos to the U.S. dollar. By February 2002, the market rate was 2.1 pesos to the U.S. dollar. As a result, the effect of translating the December 31, 2001 peso balances for assets and liabilities into U.S. dollars at the first known free-floating market rate as of January 11, 2002 (1.7 pesos to the U.S. dollar) is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction of shareholders' equity in the amount of $19,159,961 at December 31, 2001. Income and expense accounts from January through November 2001 were converted into U.S. dollars at the exchange rate of
1.0 peso to the U.S. dollar, and income and expense accounts in December 2001 were converted into U.S. dollars at the exchange rate of 1.7 pesos to the U.S. dollar.

         In 2001, the remaining countries where the Company operates were deemed non-highly inflationary. Any fluctuation in the currency results in the Company recording a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction of shareholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's revenues are collected in cash, primarily through box office receipts and the sale of concession supplies. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" and, as a result, historically has not required traditional working capital financing. Primarily due to the lack of significant inventory and accounts receivable, the Company has typically operated with a negative working capital position for its ongoing theatre operations throughout the year.

         The Company's cash flow from operating activities amounted to $97.5 million, $51.6 million and $81.7 million in 1999, 2000 and 2001, respectively. The Company's investing activities have been principally in connection with new theatre openings and acquisitions of existing theatres and theatre circuits and have amounted to $228.5 million, $91.7 million and $28.3 million in 1999, 2000 and 2001, respectively. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under the Company's Credit Facility. Cash flow provided by (used for) financing activities amounted to $114.9 million, $51.3 million and $(21.5) million in 1999, 2000 and 2001, respectively.

         During 2001, the Company opened one new theatre (12 screens), acquired one theatre (6 screens) and closed four theatres (18 screens) in the U.S. Since January 1, 2002, the Company has opened one new U.S. theatre (4 screens) in Park City, Utah which screens first run films and also acts as the home of the Sundance Film Festival. As of March 27, 2002, the Company has one new theatre (12 screens) and a five screen addition to an existing theatre scheduled to open by the end of 2002 and has signed commitments for two new theatres (31 screens) scheduled to open after 2002. The Company currently estimates that its capital expenditures for the development of the 48 remaining screens in the U.S. will be approximately $5 million. Actual expenditures for continued theatre development and acquisitions during 2002 and thereafter are subject to change based upon the availability of attractive opportunities for expansion of the Company's theatre circuit. The Company plans to fund capital expenditures for its continued development from cash flow from operations, borrowings under the Credit Facility, proceeds from sale leaseback transactions and/or sales of excess real estate. At the end of 2001, the Company owned approximately $275 million of real estate and improvements resulting from the development of theatres over the last several years. Additionally, the Company and/or its affiliates may from time to time, subject to compliance with its debt instruments, purchase on the open market the Company's debt securities depending upon the availability and prices of such securities.

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

         In February 1998, the Company replaced its existing credit facility with a reducing, revolving credit agreement (the "Credit Facility") through a group of banks for which Bank of America National Trust and Savings Association acts as Administrative Agent. The Credit Facility provides for loans to the Company of up to $350 million in the aggregate. The Credit Facility is a reducing, revolving credit facility with commitments automatically reduced each calendar quarter by 2.5%, 3.75%, 5.0%, 6.25% and 6.25% of the aggregate $350 million in calendar year 2001, 2002, 2003, 2004 and 2005, respectively, until the Credit Facility matures in 2006. As of March 27, 2002, the aggregate commitment available to the Company is $315.0 million. The Company is required to prepay all loans outstanding in excess of the aggregate commitment as reduced pursuant to the terms of the Credit Facility. Borrowings under the Credit Facility are secured by a pledge of a majority of the issued and outstanding capital stock of the Company. The Credit Facility requires the Company to maintain certain financial ratios; restricts the payment of dividends, payment of subordinated debt prior to maturity and issuance of preferred stock and other indebtedness; and contains other restrictive covenants typical for agreements of this type. Funds borrowed pursuant to the Credit Facility currently bear interest at a rate per annum equal to the Offshore Rate (as defined in the Credit Facility) or the Base Rate (as defined in the Credit Facility), as the case may be, plus the Applicable Margin (as defined in the Credit Facility). As of March 27, 2002, the Company had borrowed $266.0 million under the Credit Facility and the effective interest rate on such borrowing is 3.7% per annum.

         In December 1999, the Company completed a sale leaseback transaction pursuant to which the Company sold the land, building and site improvements of its corporate office property to a third party special purpose entity for an aggregate purchase price equal to approximately $20.3 million. Simultaneously with the sale, the Company entered into an operating lease for approximately 60% of the property for a base term equal to ten years at a fixed monthly rental payment of $114,000 or $1.4 million annually for the first seven years and a fixed monthly rental payment of $123,000 or $1.5 million annually for the final three years.

         In December 2000, Cinema Properties, Inc., a wholly-owned Unrestricted Subsidiary (as those terms are defined in the Credit Facility and the Senior Subordinated Note Indentures), completed a $77 million loan transaction with Lehman Brothers Bank, FSB (the "Cinema Properties Facility"). The Cinema Properties Facility is a term loan maturing on December 31, 2003. Cinema Properties, Inc. has the unilateral ability to extend the maturity date two times for one year each by paying extension fees of 1.5% and 3.0% of the outstanding borrowing, respectively. At the lender's discretion, Cinema Properties, Inc. may be required to make principal payments of $1.5 million in the third and fourth quarters of 2002 with the remaining principal outstanding in December 2003. Funds borrowed pursuant to the Cinema Properties Credit Facility currently bear interest at a rate per annum equal to LIBOR (as defined in the Cinema Properties Facility) plus 5.75%. Borrowings are secured by, among other things, a mortgage placed on six of Cinema Properties, Inc.'s theatres and certain equipment leases. The Cinema Properties Facility requires Cinema Properties, Inc. to comply with certain interest coverage ratios and contains other restrictive covenants typical of agreements of this type. The net proceeds from the loan (net of fees and expenses) were $70.9 million. The proceeds were distributed to the Company, and the Company used such funds to complete the Company's domestic construction program and to reduce outstanding debt under the Company's existing Credit Facility. Cinema Properties, Inc. has a separate legal existence, separate assets, separate creditors and separate financial statements. The assets of Cinema Properties, Inc. are not available to satisfy the debts of any of the other entities consolidated with the Company. Cinema Properties, Inc. purchased from Lehman Brothers Derivative Products Inc. an Interest Rate Cap Agreement with a notional amount equal to $77 million with a five year term and a strike rate equal to the excess of three month LIBOR over the strike price of 6.58%. See note 2 of the Company's Notes to Consolidated Financial Statements for discussion of the accounting for the interest rate cap agreement. Three month LIBOR as of the date of closing was 6.58%. As of

March 27, 2002, $77 million is outstanding under the Cinema Properties Facility and the effective interest rate on such borrowing is 7.7% per annum.

         In 1992, the Company formed Cinemark International to develop and acquire theatres in international markets. During 2001, Cinemark International, through its subsidiaries, opened nine new theatres (94 screens) and closed one theatre (6 screens). Since January 1, 2002, Cinemark International, through its subsidiaries, has opened two new theatres (18 screens) and closed two screens at an existing theatre. As of March 27, 2002, Cinemark International, through its subsidiaries, operates 90 theatres (799 screens), principally in Latin America. As of March 27, 2002, Cinemark International, through its subsidiaries, has three new theatres (24 screens) under construction and scheduled to open in international markets by the end of 2002. Although Cinemark International and its subsidiaries are reviewing sites, there are no signed commitments to build any theatres in international markets beyond 2002. The following table summarizes the Company's and Cinemark International's holdings in each international market, the number of theatres and screens in such market as of March 27, 2002 and the number of theatres and screens in such market scheduled to open the remainder of 2002.

                                                                                             Planned openings
                            Year of                               Operating                    through 2002
Country                    Formation    Ownership%             Theatres/Screens              Theatres/Screens
-------                    ---------    ----------             ----------------              ----------------
Mexico                     1992             95%                26 theatres (256 screens)
Chile                      1992             97%                11 theatres (88 screens)
Argentina                  1995            100%                 9 theatres (79 screens)
Brazil                     1995             53%                29 theatres (264 screens)
Ecuador                    1996             60%                 2 theatres (16 screens)
Peru                       1996            100%                 2 theatres (21 screens)      1 theatre (9 screens)
Central America            1997             50.1%               7 theatres (43 screens)      1 theatre (8 screens)
Colombia                   1998             51%                 3 theatres (22 screens)
United Kingdom             1998            100%                 1 theatre (10 screens)       1 theatre (7 screens)

    Total                                                      90 theatres (799 screens)     3 theatres (24 screens)

         The Company also provides management services for one theatre (13 screens) in Taiwan for a company in which Cinemark International owns a 14% equity interest.

         The Company estimates that the remaining capital expenditures for the development of its remaining international theatre commitments (24 screens) will be approximately $10 million. The Company, through Cinemark International and its subsidiaries, plans to invest an additional $20 million in international ventures in the next two years. Actual expenditures for continued theatre development and acquisitions during 2002 and thereafter are subject to change based upon the availability of attractive opportunities for expansion of the Company's international theatre circuit. The Company anticipates that investments in excess of Cinemark International's available cash will be funded by the Company or by debt or equity financing to be provided by third parties directly to Cinemark International or its subsidiaries.

         In September 1998, Cinemark Investments Corporation borrowed $20 million under the Cinemark Investments Credit Agreement, the proceeds of which were used to purchase fixed rate notes issued by Cinemark Brasil, S.A. which currently bear interest at 14.0%. In September 2001, Cinemark Investments Corporation repaid the $20 million Cinemark Investments Credit Agreement at maturity.

         In November 1998, Cinemark Mexico executed a credit agreement with Bank of America National Trust and Savings Association (the "Cinemark Mexico Credit Agreement"). The Cinemark Mexico Credit Agreement is a revolving credit facility and provides for a loan to Cinemark Mexico of up to $30 million in the aggregate. The Cinemark Mexico Credit Agreement is secured by a pledge of 65% of the stock of Cinemark de Mexico, S.A. de C.V. and an unconditional guaranty by the Company. Pursuant to the terms of the Cinemark Mexico Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate (as defined in the Cinemark Mexico Credit Agreement) or the Base Rate (as defined in the Cinemark Mexico Credit Agreement), as the case may be, plus the Applicable Margin (as defined in the

Cinemark Mexico Credit Agreement). Cinemark Mexico borrowed $30 million under the Cinemark Mexico Credit Agreement, the proceeds of which were used to repay an intercompany loan of Cinemark Mexico from Cinemark International. Cinemark International used the proceeds of such repayment to repay all outstanding indebtedness under its then existing credit facility. In September 2000, Cinemark Mexico and the banks party to the Cinemark Mexico Credit Agreement executed an amendment which, among other things, extended the maturity date of the Cinemark Mexico Credit Agreement and increased the rate of interest paid on borrowings thereunder. Pursuant to the amendment, Cinemark Mexico is required to make principal payments of $1.5 million per quarter in 2002 with the remaining principal outstanding of $23.0 million due in January 2003. As of March 27, 2002, $29.0 million is outstanding under the Cinemark Mexico Credit Agreement and the effective interest rate on such borrowing is 4.4% per annum.

         Cinemark Chile, S.A. has outstanding four senior note payable agreements denominated in Chilean pesos with a local bank for the aggregate U.S. dollar equivalent of $17.0 million. $10.8 million U.S. dollar equivalent of this borrowing is outstanding at December 31, 2001 with $6.2 million U.S. dollar equivalent due in 2002, $3.5 million U.S. dollar equivalent due in 2003, $0.7 million U.S. dollar equivalent due in 2004 and $0.4 million U.S. dollar equivalent due in 2005. Cinemark International directly or indirectly guarantees all four notes. The effective interest rates on the four notes at December 31, 2001 is 7.7% per annum.

         Cinemark Brasil, S.A. has outstanding three different senior note payable agreements denominated in U.S. dollars with a local bank for the aggregate U.S. dollar equivalent of $14.3 million. $14.2 million U.S. dollar equivalent of this borrowing is outstanding at December 31, 2001 with $8.7 million U.S. dollar equivalent due in 2002, $2.2 million U.S. dollar equivalent due in 2003, $2.0 million U.S. dollar equivalent due in 2004, $1.0 million U.S. dollar equivalent due in 2005 and $0.3 million U.S. dollar equivalent due in 2006. The effective interest rates on the three notes at December 31, 2001 is 12.9% per annum.

         During 2001, Cinemark Brasil, S.A. received additional capital from its Brazilian shareholders in an aggregate amount equal to approximately $11.0 million U.S. dollar equivalent in exchange for shares of Common Stock of Cinemark Brasil, S.A. The contributions were made in July in the aggregate amount of $5.0 million and in November in the aggregate amount of $6.0 million. After giving effect to the additional issuance of Common Stock, Cinemark International's ownership interest was diluted to approximately 53%.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which, as amended, is effective for fiscal years beginning after June 15, 2000. Therefore, the Company adopted SFAS No. 133 for its fiscal year beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments that require every derivative to be recorded on the balance sheet as an asset or liability measured at its fair value. The statement also defines the accounting for the change in the fair value of derivatives depending on their intended use. The Company's derivative activity primarily relates to an interest rate cap agreement that has not been designated as a hedge and therefore does not qualify for hedge accounting as described in note 8 of the Company's Notes to Consolidated Financial Statements. The Company previously recorded the fair value of the interest rate cap agreement as an asset when acquired in December 2000. Therefore, no transition adjustment was necessary upon adoption of SFAS No. 133. The decrease in the fair value of the interest rate cap agreement during 2001 of approximately $0.6 million has been recorded in the statement of operations as interest expense.

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. This statement is effective for all fiscal years beginning after December 15, 2001. The statement became effective for the Company on January 1,

2002. See note 2 of the Company's Notes to Consolidated Financial Statements for disclosure of the impact in 2002 upon adoption.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement requires the establishment of a liability for an asset retirement obligation. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently considering the impact, if any, that this statement will have on the consolidated financial statements.

         In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of", and portions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements". This statement generally conforms, among other things, impairment accounting for assets to be disposed of including those in discontinued operations and eliminates the exception to consolidation for which control is likely to be temporary. This statement will be effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently considering the impact, if any, that this statement will have on the consolidated financial statements.

Other Issues

         The Company intends that this report be governed by the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 (the "PSLR Act") with respect to statements that may be deemed to be forward- looking statements under the PSLR Act. Such forward-looking statements may include, but are not limited to, the Company and any of its subsidiaries' long-term theatre strategy. Actual results could differ materially from those indicated by such forward-looking statements due to a number of factors. The Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

         The Company has some exposure to financial market risks, including changes in interest rates and other relevant market prices. The Company does not have any derivative financial instruments in place as of December 31, 2001 that would have a material effect on the Company's financial position, results of operations and cash flows.

         An increase or decrease in interest rates would affect interest costs relating to the Company's variable rate credit facilities. The Company and/or its subsidiaries are currently parties to such variable rate credit facilities. At December 31, 2001, there was an aggregate of approximately $401 million of variable rate debt outstanding under these facilities. These facilities represent approximately 51% of the Company's outstanding long-term debt. Changes in interest rate do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

         The table below provides information about the Company's fixed rate and variable rate long-term debt agreements:

                                   2000               2000                2001               2001
(in millions)                Carrying Amount    Fair Market Value   Carrying Amount    Fair Market Value
                             ---------------    -----------------   ---------------    -----------------
Long-term debt:
   Fixed rate                $           380    $             404   $           380    $             395
     Average interest rate               9.3%                                   9.3%

   Variable rate                         430                  435               401                  405
     Average interest rate               9.2%                                   5.5%

         Total               $           810    $             839   $           781    $             800
                             ===============    =================   ===============    =================

         The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of its international operations. See Item 7
- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Inflation and Foreign Currency," which information is incorporated herein by reference.

         In December 2000, Cinema Properties, Inc., a wholly-owned subsidiary of the Company, entered into the Cinema Properties Facility. Pursuant to the terms of the Cinema Properties Facility, funds borrowed bear interest at a rate per annum equal to LIBOR (as defined in the Cinema Properties Facility) plus 5.75%. As part of the Cinema Properties Facility, in order to hedge against future changes in interest rates, Cinema Properties, Inc. purchased from Lehman Brothers Derivative Products Inc. an Interest Rate Cap Agreement with a notional amount equal to $77 million with a five year term and a strike rate equal to the excess of three month LIBOR over the strike price of 6.58%. Three month LIBOR as of the date of closing was 6.58%. The interest rate cap agreement is recorded at its fair value of approximately $1.1 million at December 31, 2001. The Cinema Properties Facility provides the Company with the unilateral ability to extend the maturity date two times for one year each by paying extension fees of 1.5% and 3.0% of the outstanding borrowing, respectively.

Item 8: Financial Statements and Supplementary Data

         The financial statements and supplementary data are listed on the Index on page F-1. Such financial statements and supplementary data are included herein beginning on page F-3.

Item 9: Changes in and Disagreements on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10: Directors and Executive Officers of the Registrant

         The Directors and executive officers of the Company are:

         NAME                               AGE                   POSITION
Lee Roy Mitchell*                   65      Chairman of the Board; Chief Executive Officer; Director
Tandy Mitchell[GRAPHIC OMITTED]     51      Vice Chairman of the Board; Executive Vice President;
                                            Secretary; Director
Alan Stock+                         41      President; Chief Operating Officer; Director
Robert Copple                       43      Senior Vice President; Treasurer; Chief Financial Officer;
                                            Assistant Secretary; Director
Robert Carmony                      44      Senior Vice President-Operations
Margaret Richards                   43      Vice President-Real Estate; Assistant Secretary
John Lundin                         52      Vice President-Film Licensing
Walter Hebert                       56      Vice President-Purchasing
Don Harton                          44      Vice President-Construction
Michael Cavalier                    35      Vice President-General Counsel
Terrell Falk                        51      Vice President-Marketing and Communications
W. Bryce Anderson*+                 59      Director
Heriberto Guerra, Jr.+              52      Director
James Stern                         51      Director
James Singleton+                    46      Director
Denny Rydberg                       57      Director
William Spiegel                     39      Director

----------

* Member Audit Committee

+ Member Compensation Committee

     The Shareholders' Agreement (as defined herein) contains a voting agreement pursuant to which Mr. Mitchell agreed to vote his share of Class A Common Stock of the Company to elect designees of Cypress Advisors L.P. ("CALP") to the Board of Directors of the Company. As of March 27, 2002, CALP had the right to designate two board members. Additionally, the Shareholders' Agreement provides that the Company must obtain the written consent of CALP for certain corporate acts.

     The Directors of the Company are elected each year by the shareholders to serve for a one-year term and until their successors are elected and qualified. Directors of the Company are reimbursed for expenses actually incurred for each Board meeting which they attend. In addition, independent directors of the Company receive a fee of $1,000 for each meeting of the Board of Directors attended by such person. The executive officers of the Company are elected by the Board of Directors to serve at the discretion of the Board.

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

From 1985 to 1987, Mr. Mitchell served as President and Chief Executive Officer of a predecessor corporation. Mr. Mitchell has served on the Board of Directors of the National Association of Theatre Owners since 1991. Mr. Mitchell has been engaged in the motion picture exhibition business for nearly 40 years.

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

     Alan Stock has served as President of the Company since March 1993, as a Director of the Company since April 1992 and as Chief Operating Officer of the Company since March 1992. Mr. Stock was Senior Vice President of the Company from October 1989 to March 1993. Mr. Stock was General Manager of the Company from its inception in 1987 to March 1992. Mr. Stock was employed by the theatre division of a predecessor corporation from January 1986 to December 1987 as Director of Operations. From 1981 to 1985, he was employed by Consolidated Theaters, most recently as District Manager.

     Robert Copple has served as Senior Vice President, Treasurer and Chief Financial Officer of the Company since August 2000 and as a Director of the Company since September 2001. Mr. Copple was acting Chief Financial Officer of the Company from March 2000 to August 2000. From August 1997 to March 2000, Mr. Copple was President of PBA Development, Inc., an investment management and venture capital company. From June 1993 to July 1997, Mr. Copple was Director of Finance for the Company. Prior to joining the Company, Mr. Copple was a Senior Manager with Deloitte & Touche, LLP where he was employed from 1982 to 1993.

     Robert Carmony has served as Senior Vice President-Operations since July 1997, as Vice President-Operations since March 1996 and as Director of Operations of the Company since June 1988. Prior to joining the Company, Mr. Carmony was owner of O.C. Enterprises, a software development firm, from 1986 to 1988. Prior to forming his own software company, Mr. Carmony worked for Plitt-Cineplex Odeon theatres from 1985 to 1986. He worked as a Systems Analyst for Electronic Data Systems (EDS) from 1984 to 1985.

     Margaret Richards has served as Vice President-Real Estate since March 1994 and as a Vice President and Assistant Secretary of the Company since October 1989. Ms. Richards has been Director of Leasing of the Company since its inception in 1987 and was employed by the theatre division of a predecessor corporation in its real estate department from August 1986 to December 1987.

     John Lundin has served as Vice President-Film Licensing of the Company since September 2000, as Head Film Buyer of the Company from September 1997 to September 2000 and was a film buyer for the Company from September 1994 to September 1997. Prior to joining the Company, Mr. Lundin was Vice President - General Sales Manager of Cannon Pictures. He has also held the positions of Vice President - Assistant General Sales Manager for Columbia Pictures and Head Film Buyer for Litchfield Theatres. Mr. Lundin has nearly thirty years of experience in the motion picture exhibition business.

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

     Don Harton has served as Vice President-Construction of the Company since July 1997. From August 1996 to July 1997, Mr. Harton was Director of Construction of the Company. Prior to joining the Company in August 1996, Mr. Harton was an architect with Urban Architecture, where he was employed from October 1983 until July 1996.

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

     Terrell Falk has served as Vice President-Marketing and Communications of the Company since April 2001. From March 1998 to April 2001, Ms. Falk was Director of Large Format Theatres of the Company, in which role she oversaw the marketing and operations of the Company's IMAX theatres. From April 1995 until joining the Company, she was Vice President of Marketing for JQH Film Entertainment, a large format film production and distribution company, where she oversaw film marketing, distribution and production. Prior to this, Ms. Falk was Director of Marketing for the Houston Museum of Natural Science and Wortham IMAX Theatre from February 1982 to April 1995.

     W. Bryce Anderson has served as a Director of the Company since June 1992. Mr. Anderson is currently Chairman of the Board of Ennis Paint, Inc., an industrial paint and plastics manufacturer, and is also Chairman of the Board and CEO of Shawnee Steel Company. Mr. Anderson has been Chairman of the Board of Directors of Ennis Steel Industries, Inc., a steel fabricator, since 1980 and past Chairman of the Board of Directors of Reflex Glass Bead Co., Inc., a manufacturer of glass beads. Mr. Anderson was Chairman of the Board of Centerline Industries, Inc., an industrial paint manufacturer, from January 1989 to December 1992. From 1976 to 1989, Mr. Anderson was Chairman of the Board of Directors and Chief Executive Officer of Ennis Paint Manufacturing, Inc., an industrial paint manufacturer.

     Heriberto Guerra, Jr. has served as a Director of the Company since December 1993. Mr. Guerra is Vice President-State Legislative Affairs for SBC Communications, Inc. Mr. Guerra began his career with Southwestern Bell in 1978 and has progressed through a number of positions in customer services and external affairs. He also served as Executive Vice President-National Constituency Relations and Managing Director-Corporate Development for SBC Communications, Inc. and as President of Southwestern Bell International Development. Prior to that, he served in an owner or manager capacity for various hotel, restaurant and movie theatre businesses in Texas. Mr. Guerra is also a director of Cinemark Mexico (USA), Inc., The Congressional Hispanic Caucus Institute, The Cuban American National Council, Inc., UTSA Development Board, El Centro Del Barrio of San Antonio, Adelante! A U.S. Education Leadership Fund, SAMMinistries, M.T.C., Inc., the Humane Society/SPCA of San Antonio and Bexar County, and served as Chairman 2000 for the San Antonio Hispanic Chamber of Commerce. He also serves on the Advisory Boards for Laredo National Bank and Conceptual MindWorks, Inc. and sits on the executive committee for the Free Trade Alliance San Antonio. Mr. Guerra is also a member of The United States Hispanic Chamber of Commerce Senior Executive Council Advisory Board.

     James Stern has served as a Director of the Company since March 1996. Mr. Stern has been Chairman of The Cypress Group L.L.C. ("Cypress Group") since its formation in April 1994. Prior to joining Cypress Group, Mr. Stern spent his entire career with Lehman Brothers, an investment banking firm, most recently as Head of the Merchant Banking Group. He served as Head of Lehman's High Yield and Primary Capital Markets Groups, and was Co-Head of Investment Banking. In addition, Mr. Stern was a member of the firm's Operating Committee. Mr. Stern also serves on the Board of Directors of Amtrol, Inc., FNC Holdings, WESCO International, Inc. and Lear Corporation.

     James Singleton has served as a Director of the Company since March 1996. Mr. Singleton has been Vice Chairman of The Cypress Group L.L.C. ("Cypress Group") since its formation in April 1994. Prior to joining Cypress Group, Mr. Singleton was a Managing Director with Lehman Brothers, an investment banking firm. Mr. Singleton also serves on the Board of Directors of WESCO International, Inc., ClubCorp, Inc., Danka Business Systems PLC, Homeruns.com and the L.P. Thebault Company.

     Denny Rydberg has served as a Director of the Company since July 1997. Mr. Rydberg has been President of Young Life since July 1993. Prior to joining Young Life, Mr. Rydberg was Director of University Ministries at University Presbyterian Church, Vice President of Youth Specialties and Director of Operations for Inspirational Films.

     William Spiegel has served as a Director of the Company since September 2001. Mr. Spiegel is a Managing Director with The Cypress Group L.L.C. ("Cypress Group"). He has been with Cypress Group since its formation in 1994. Prior to joining Cypress Group, he was a member of the Merchant Banking Group at Lehman Brothers. Over the course of his career, he has worked on private equity transactions in a wide range of industries. Mr. Spiegel currently manages Cypress Group's efforts in the healthcare and financial services industries. Mr. Spiegel has been actively involved with the Company since March 1996. Mr. Spiegel is also a Director of Medpointe Inc. and Montpelier Re Holdings Ltd.

Item 11: Executive Compensation

                           SUMMARY COMPENSATION TABLE

                                                                                               Long Term
                                                                                              Compensation
                                                                 Annual Compensation             Awards
                                                               ------------------------       ------------
                                                                                               Securities
                                                                                               Underlying       All Other
                                                               Salary(A)          Bonus       Options/SARs     Compensation
       Name and Principal Position                Year           ($)               ($)            (#)               ($)
       ---------------------------                ----         ---------          -----       ------------     ------------
Lee Roy Mitchell, Chairman of the Board           2001          474,516        1,525,484(E)        --           223,285(B)
and Chief Executive Officer                       2000          431,378              -0-           --            12,450(C)
                                                  1999          392,162              -0-           --           118,040(D)


Alan Stock, President and Chief Operating         2001          366,341          198,899(E)        --           267,308(F)
Officer                                           2000          342,375           79,804(K)        --             7,875(J)
                                                  1999          311,250              -0-           --             7,500(J)


Tim Warner, President - Cinemark International    2001          297,075          161,291(E)        --           336,445(G)
                                                  2000          277,640           64,715(K)        --             7,875(J)
                                                  1999          252,400              -0-           --             7,500(J)



Robert Copple, Senior Vice President and Chief    2001          267,500          145,235(E)       700(N)        138,274(H)
Financial Officer (L)                             2000          250,000(M)        58,272(K)        --                --
                                                  1999               --               --           --                --



Robert Carmony, Senior Vice President-Operations  2001          257,881          140,012(E)        --           225,827(I)
                                                  2000          241,010           56,177(K)        --             7,875(J)
                                                  1999          219,100               --           --             7,500(J)



----------

(A) Amounts shown include cash and non-cash compensation earned and received by executive officers as well as amounts earned but deferred at the election of those officers.

(B) Represents a $1,950 annual contribution to the Company's 401(k) savings plan, $15,940 representing the value of the use of a Company vehicle for one year, $98,844 for 2001 life insurance premiums and $106,551 for 2000 life insurance premiums and interest on such premiums paid in 2001 by the Company for the benefit of Mr. Mitchell.

(C) Represents a $1,950 annual contribution to the Company's 401(k) savings plan and $10,500 representing the value of the use of a Company vehicle for one year.

(D) Represents a $1,950 annual contribution to the Company's 401(k) savings plan, $17,246 representing the value of the use of a Company vehicle for one year and $98,844 of life insurance premiums paid by the Company for the benefit of Mr. Mitchell.

(E)      Bonuses were earned in 2001 but were paid in 2002.

(F) Represents a $4,590 annual contribution to the Company's 401(k) savings plan, $156,194 of compensation relating to the value of stock options exercised for 475 shares of Class B Common Stock over the $1.00 per share exercise price and a $106,524 reimbursement for estimated tax obligations incurred upon the exercise of such stock options.

(G) Represents a $4,590 annual contribution to the Company's 401(k) savings plan, $197,298 of compensation relating to the value of stock options exercised for 600 shares of Class B Common Stock over the $1.00 per share exercise price and a $134,557 reimbursement for estimated tax obligations incurred upon the exercise of such stock options.

(H) Represents $82,208 of compensation relating to the value of stock options exercised for 250 shares of Class B Common Stock over the $1.00 per share exercise price and a $56,066 reimbursement for estimated tax obligations incurred upon the exercise of such stock options.

(I) Represents a $4,590 annual contribution to the Company's 401(k) savings plan, $131,532 of compensation relating to the value of stock options exercised for 400 shares of Class B Common Stock over the $1.00 per share exercise price and an $89,705 reimbursement for estimated tax obligations incurred upon the exercise of such stock options.

(J) Represents the Company's annual contribution to the Company's 401(k) savings plan.

(K)      Bonuses were earned in 2000 but were paid in February 2001.

(L)      Mr. Copple joined the Company in March 2000.

(M) Represents Mr. Copple's annualized salary. Mr. Copple was acting Chief Financial Officer from March 2000 to August 2000 and became Senior Vice President and Chief Financial Officer in August 2000.

(N) In November and December 2001 the Company granted Mr. Copple options to purchase an aggregate of 250 shares of Class B Common Stock under the Cinemark 1991 Nonqualified Stock Option Plan at an exercise price of $1.00 per share. On the date of grant, the Class B Common Stock had a market value of $330 per share. These options were immediately vested and such options were exercised by Mr. Copple. See Footnote H. On December 31, 2001, the Company granted Mr. Copple options to purchase 450 shares of Class B Common Stock at an exercise price of $330 per share. On the date of grant, the Class B Common Stock had a market value of $330 per share. These options vest 20% per year for five years.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                     Number of Securities       Percent of total            Exercise or base    Expiration    Grant Date
                     Underlying Options/SARs    options/SARs granted to     price ($/Sh)        Date          Present Value $
Name                 granted (#)                employees in fiscal year
Lee Roy Mitchell                 --                       --                     n/a               n/a             n/a
Alan Stock                       --                       --                     n/a               n/a             n/a
Tim Warner                       --                       --                     n/a               n/a             n/a
Robert Copple                   250(1)                    25.24%                $  1               n/a            $330
Robert Copple                   450                       14.02%                $330           12/2011            $330
Robert Carmony                   --                       --                     n/a               n/a             n/a

(1) Mr. Copple was granted options to purchase 700 shares of Class B Common Stock comprised of the following: options to purchase 250 shares of Class B Common Stock with an exercise price of $1.00 per share under the Cinemark USA, Inc. 1991 Nonqualified Stock Option Plan and options to purchase 450 shares of Class B Common Stock with an exercise price of $330 per share under the Cinemark USA, Inc. Long Term Incentive Plan. In December 2001, the Company accelerated the vesting of all options under the Cinemark USA, Inc. 1991 Nonqualified Plan, and Mr. Copple exercised his options thereunder and received 250 shares of Class B Common Stock.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                          Number of Securities
                                                                               Underlying               Value of Unexercised
                                                                             Unexercised                    In-The-Money
                                                                             Options/SARs at               Options/SARs at
                                                                                FY-End (#)                   FY-End ($)
                                 Shares Acquired on                            Exercisable/                 Exercisable/
Name                                Exercise (#)      Value Realized ($)      Unexercisable                 Unexercisable
Lee Roy Mitchell                         --                      --                   --                         --
Alan Stock                               475                156,194              180/120                         (A)
Tim Warner                               600                197,298              180/120                         (A)
Robert Copple                            250                 82,208                0/450                         (A)
Robert Carmony                           400                131,532              180/120                         (A)

----------

(A) The Company has the right to call the shares issued or issuable upon exercise of the options for terminating employees. The call price is equal to the fair market value of the Common Stock.

401(k) PENSION PLAN

     The Company sponsors a defined contribution savings plan (the "401(k) Plan") whereby certain employees of the Company or its subsidiaries may (under current administrative rules) elect to contribute, in whole percentages between 1% and 15% of such employee's compensation, provided no employee's elective contribution shall exceed the amount permitted under Section 402(g) of the Internal Revenue Code of 1986, as amended ($10,500 in 2001). A discretionary matching contribution may be made by the Company annually. In 2001, the Company made an aggregate $0.7 million discretionary match to the individual accounts related to fiscal year 2000. The Company's matching contribution is subject to vesting and forfeiture. The Company's contributions vest to individual accounts at the rate of twenty percent (20%) per year beginning two years from the date of employment. After an employee has worked for seven years, employees have full and immediate vesting rights to all of the Company's matching contributions. The Company's contributions to the accounts of the named executive officers are included in the Summary Compensation Table.

EMPLOYMENT AGREEMENTS

     Mr. and Mrs. Mitchell each had an employment agreement with the Company which contained the terms described below.

     Lee Roy Mitchell's 2001 base salary was $474,516. In addition, Mr. Mitchell
(i) was entitled to receive an annual bonus, subject to approval by the Board of Directors, which together with base salary may not exceed $2 million, (ii) is reimbursed for expenses incurred by him in connection with his duties, and (iii) receives the use of an automobile of his choice to be replaced at his election every three years, a club membership of his choice, a whole life insurance policy in the amount of $3.3 million insuring his life during the period of his employment and any other benefits generally available to the executives of the Company. The maximum base salary and bonus which Mr. Mitchell is entitled to receive for any calendar year is limited to $2 million and the payment of any bonus requires Board of Directors approval. Pursuant to the terms of the agreement, Lee Roy Mitchell's employment agreement expired on December 31, 2001. Lee Roy Mitchell continues to be employed by the Company.

     Tandy Mitchell's 2001 base salary was $212,215. In addition, Mrs. Mitchell
(i) was reimbursed for expenses incurred by her in connection with her duties and (ii) receives the use of an automobile of her choice to be replaced at her election every three years, a whole life insurance policy in the amount of $1 million insuring her life during the period of her employment and any other benefits generally available to the executives of the Company. Pursuant to the terms of the agreement, Tandy Mitchell's employment agreement expired on December 31, 2001. Tandy Mitchell continues to be employed by the Company.

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

     During 2001, the Company granted options to purchase 258 shares with an exercise price of $1.00 per share. The Company believes that the market value of a share of Class B Common Stock on the date of grant exceeded the option price by $329. As a result, the Company accrued $84,882 for unearned compensation and began amortizing this noncash expense at a rate of $16,976 per year during the five year vesting period for the options granted. In December 2001, all remaining unvested options under this Plan, including the 258 issued in 2001, were immediately vested and exercised with any unearned compensation recognized at that time. During 2001, there were 4,911 options exercised and 1,485 options forfeited. As of March 27, 2002, there were no outstanding options to purchase shares of the Company's Class B Common Stock under the Plan as all outstanding options were either exercised or forfeited in 2001.

     Independent Director Stock Options

     The Company has granted the unaffiliated Directors of the Company options to purchase up to an aggregate of 800 shares of the Company's Class B Common Stock at an exercise price of $1.00 per share (the "Director Plan"). The options vest five years from the date of grant and expire ten years from the date of grant. A Director's options are forfeited if the Director resigns or is removed from the Board of Directors of the Company.

     During 2001, there were 200 director options exercised and no options granted or forfeited under the Director Plan. As of March 27, 2002, there were outstanding options to purchase 600 shares of the Company's Class B Common Stock issued to Directors of the Company.

     Long Term Incentive Plan

     In November 1998, the Board of Directors approved a Long Term Incentive Plan (the "Long Term Incentive Plan") under which the Compensation Committee, in its sole discretion, may grant employees incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, performance units, performance shares or phantom stock up to an aggregate of 9,794 shares of the Company's Class B Common Stock. The Compensation Committee has the discretion to set the exercise price and the term (up to ten years) of the options. All awards under the Long Term Incentive Plan vest at the rate of one-fifth of the total award per year beginning one year from the date of grant, subject to acceleration by the Compensation Committee. An employee's award under the Long Term Incentive Plan is forfeited if the employee is terminated for cause. Upon termination of the employee's employment with the Company, the Company has the option to repurchase the award at the fair market value of the shares of Class B Common Stock vested under such award as determined by the Board of Directors if no public market exists for any class of Common Stock of the Company.

     In December 2001, the Company granted options to purchase 1,525 shares with an exercise price of $330 per share. The Company believes that the market value of a share of Class B Common Stock on the date of grant did not exceed the option price of $330 and thus no compensation expense was recorded. During 2001, there were no options exercised and 525 options were forfeited under the Long Term Incentive Plan. As of March 27, 2002, there were outstanding under the Long Term Incentive Plan options to purchase 5,815 shares of the Company's Class B Common Stock.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management

     The following table and the accompanying footnotes set forth, as of March 27, 2002, the beneficial ownership of the Company's Common Stock by (i) each person who is known to the Company to own beneficially more than 5% of either class of its outstanding Common Stock, (ii) each director and named executive officer, and (iii) all officers and directors as a group:

                                                                                                                  Combined
                                                                      Number of                                   Percent
Names and Addresses(1)          Title of Class                        Shares(2)         Percent of Class         of Classes
----------------------          --------------                        ---------         ----------------         ----------
Lee Roy Mitchell(3)             Class A Common Stock                      1,500                   100.00%
3900 Dallas Parkway                                                                                                   24.47%
Suite 500                       Class B Common Stock                     44,287                    23.86%
Plano, TX 75093

CGI Equities, Ltd.              Class A Common Stock                         --                       --
3900 Dallas Parkway                                                                                                   17.90%
Suite 500                       Class B Common Stock                     33,500                    18.04%
Plano, TX 75093

Cypress Merchant                Class A Common Stock                         --                       --
Banking Partners, L.P.                                                                                                41.93%
65 East 55th St.                Class B Common Stock                     78,469                    42.27%
New York, NY 10022

Cypress Pictures Ltd.           Class A Common Stock                         --                       --
c/o W.S. Walker Co.                                                                                                    2.18%
Second Floor                    Class B Common Stock                      4,079                     2.20%
Caledonian House
Mary St., P.O. Box 265
George Town, Grand
Cayman
Cayman Islands

The Mitchell Special            Class A Common Stock                         --                       --
Trust                                                                                                                  7.84%
3900 Dallas Parkway             Class B Common Stock                     14,667                     7.90%
Suite 500
Plano, TX 75093

Alan Stock(4)                   Class A Common Stock                         --                       --
3900 Dallas Parkway                                                                                                       *
Suite 500                       Class B Common Stock                        655                        *
Plano, TX 75093

Robert Copple                   Class A Common Stock                         --                       --
3900 Dallas Parkway                                                                                                       *
Suite 500                       Class B Common Stock                        350                        *
Plano, TX 75093

Tim Warner(5)                   Class A Common Stock                         --                       --
3900 Dallas Parkway                                                                                                       *
Suite 500                       Class B Common Stock                        780                        *
Plano, TX 75093

Robert Carmony(6)               Class A Common Stock                         --                       --
3900 Dallas Parkway                                                                                                       *
Suite 500                       Class B Common Stock                        580                        *
Plano, TX 75093

W. Bryce Anderson               Class A Common Stock                         --                       --
P.O. Box 404                                                                                                              *
Ennis, TX 75120                 Class B Common Stock                        200                        *

Heriberto Guerra, Jr.           Class A Common Stock                         --                       --
175 E. Houston, #`10H50                                                                                                   *
San Antonio, TX 78205           Class B Common Stock                        200                        *

Directors and Officers as       Class A Common Stock                      1,500                   100.00%
a Group (17 persons) (7)                                                                                              27.01%
                                Class B Common Stock                     49,048                    26.42%

*    Less than 1%.

(1) Unless otherwise indicated, the Company believes the beneficial owner has both sole voting and investment powers over such shares.

(2) As of March 27, 2002, 1,500 shares of Class A Common Stock and 185,647 shares of Class B Common Stock were issued and outstanding. Includes 2,999 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.

(3) Does not include 15,937 shares of Class B Common Stock held in trust for the benefit of certain of Mr. Mitchell's grandchildren and 33,500 shares of Class B Common Stock owned for the benefit of Mr. Mitchell's descendants as to which Mr. Mitchell disclaims beneficial ownership. Mr. Mitchell is the co-trustee of such trusts. Includes 100 shares of Class B Common Stock owned by Tandy Mitchell.

(4) Includes 180 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.

(5) Includes 180 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.

(6) Includes 180 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.

(7) Includes 1,255 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report. Does not include 15,937 shares of Class B Common Stock held in trust for the benefit of certain of Mr. Mitchell's grandchildren and 33,500 shares of Class B Common Stock owned for the benefit of Mr. Mitchell's descendants, as to which Mr. Mitchell disclaims beneficial ownership. Mr. Mitchell is the co-trustee of such trusts.

COMMON STOCK

     The rights of the holders of Class A and Class B Common Stock are identical except for voting and conversion rights. Each share of Class A Common Stock is entitled to one vote on all matters submitted to a vote of the Company's shareholders. Class B Common Stock is non-voting. Subject to contractual limitations regarding conversion of Class B Common Stock into Class A Common Stock contained in the Shareholders' Agreement and in Stock Transfer Restriction Agreements between the Company and certain employees and former employees, each share of Class B Common Stock is convertible at any time, at the option of and without cost to the shareholder, into the same number of shares of Class A Common Stock upon surrender to the Company of the certificate or certificates evidencing the Class B Common Stock to be converted, together with a written notice of the election of such shareholder to convert such shares into Class A Common Stock. Holders of Class A and Class B Common Stock are entitled to receive pro rata per share such dividends as the Board of Directors may from time to time declare out of funds of the Company legally available for the payment of dividends. Upon liquidation, dissolution or winding-up of the Company, the holders of Class A and Class B Common Stock are entitled to share ratably in all assets available for distribution after payment in full of creditors. In a merger, consolidation or other business combination, the consideration to be received per share by holders of Class A and Class B Common Stock must be identical, except that in any such transaction in which shares of Common Stock are distributed, such shares may differ to the extent that voting rights differ among existing classes of Common Stock. See "Certain Relationships and Related Transactions -- Shareholders' Agreement"

Item 13: Certain Relationships and Related Transactions

MANAGEMENT AGREEMENTS

     The Company currently manages certain theatres for subsidiaries and affiliates under long term management agreements. The Company provides all operating functions, including film booking, accounting and the operation and maintenance of the theatres, in the same manner as such functions are performed by Company personnel for Company owned or leased theatres. The operating and maintenance expenses of the theatres are paid by the owners of the theatres. The Company receives a specified percentage of the gross revenues of the theatres managed by the Company and in some cases a percentage of the theatre cash flow above certain targeted amounts. The Company may in the future enter into additional management agreements with affiliates and/or third parties to manage theatres.

Laredo Joint Venture

     The Company manages one theatre (12 screens) for Laredo Theatre, Ltd. ("Laredo"). Lone Star Theatres, Inc. owns 25% of the limited partnership interests in Laredo. The Company is the sole general partner and owns the remaining limited partnership interests. Lone Star Theatres, Inc. is owned 100% by Mr. David Roberts, who is Mr. Mitchell's son-in-law. The Company recorded $180,366 of management fee revenues from Laredo in 2001.

Cinemark Alberta

     The Company manages one discount theatre (12 screens) for Cinemark Alberta, Inc. ("Cinemark Alberta"). Cinemark Holdings Canada, Inc., a wholly-owned subsidiary of Cinemark International, owns 50% of Cinemark Alberta. The Company recorded $29,817 of management fee revenues from Cinemark Alberta in 2001.

Westward Ltd.

     The Company managed two theatres (11 screens) for Westward Ltd. ("Westward") in 2001. Westward is a Texas limited partnership of which Cinemark of Utah, Inc. is the general partner and owns a 1% interest in Westward. Cinemark of Utah, Inc. is 100% owned by Mr. Mitchell. Mr. Mitchell also owns a 48.425% limited partner interest in Westward. The Company recorded $29,325 of management fee revenues from Westward in 2001. One of the two theatres managed by the Company was closed by Westward in February 2002.

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

     The Shareholders' Agreement further provides that the shareholders may form a new corporation as the parent corporation of the Company and to contribute their respective shares for like shares of this new corporation.

PROFIT PARTICIPATION

     The Company and Alan Stock, the President of the Company, entered into a Profit Participation Agreement pursuant to which Mr. Stock receives a profit interest in certain theatres under construction after the Company has recovered its capital investment in these theatres plus its borrowing costs. Additional theatres will be added by mutual agreement between the Company and Mr. Stock. Upon the inclusion of additional theatres, Mr. Stock's profit participation percentage will be adjusted downward as mutually agreed between the Company and Mr. Stock. The Participation Agreement provides that if the Company registers with the Securities and Exchange Commission in a public offering shares of the Company's capital stock, the Company has the option to purchase Mr. Stock's interest in the theatres for a price equal to the fair market value of the profit interest, as determined by an independent appraiser.

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


                                     PART IV

Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents Filed as Part of this Report

     1. The financial statement schedules and related data listed in the accompanying Index beginning on page F-1 are filed as a part of this report.

     2. The financial statement schedules beginning on page S-1 are filed as a part of this report.

     3. The exhibits listed in the accompanying Index beginning on page E-1 are filed as a part of this report, which exhibits are bound separately.

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

                       CINEMARK USA, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS
            (ITEMS 8 AND 14 OF FORM 10-K) AND SUPPLEMENTAL SCHEDULES



                                                                                          Page
                                                                                          ----
INDEPENDENT AUDITORS' REPORT OF DELOITTE & TOUCHE LLP                                      F-2

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES:

Consolidated Balance Sheets, December 31, 2000 and 2001                                    F-3

Consolidated Statements of Operations for the Years Ended
        December 31, 1999, 2000 and 2001                                                   F-5

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for
        the Years Ended December 31, 1999, 2000, and 2001                                  F-6

Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1999, 2000 and 2001                                                   F-7

Notes to Consolidated Financial Statements                                                 F-8


SUPPLEMENTAL SCHEDULES REQUIRED BY THE INDENTURES
FOR THE SENIOR SUBORDINATED NOTES:


Schedule

A.    Consolidating Balance Sheet Information, December 31, 2001                           S-1

B.    Consolidating Statement of Operations Information for the Year Ended
      December 31, 2001                                                                    S-2

C.    Consolidating Statement of Cash Flows Information for the Year Ended
      December 31, 2001                                                                    S-3

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Cinemark USA, Inc. and Subsidiaries
Plano, TX

We have audited the accompanying consolidated balance sheets of Cinemark USA, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cinemark USA, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 1999 the Company changed its method of accounting for start-up activities and organizational costs to conform with AICPA Statement of Position 98-5.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedules of certain consolidating information listed in the index on page F-1 are presented for the purpose of additional analysis of the basic consolidated financial statements rather than to present the financial position, results of operations, and cash flows of the individual companies, and are not a required part of the basic consolidated financial statements. These schedules are the responsibility of the Company's management. Such schedules have been subjected to the auditing procedures applied in our audits of the basic 2001 consolidated financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic 2001 consolidated financial statements taken as a whole.


/s/ Deloitte & Touche LLP

Dallas, Texas
February 8, 2002

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 2001
--------------------------------------------------------------------------------

ASSETS                                                    2000             2001
CURRENT ASSETS
    Cash and cash equivalents                        $   19,839,994   $   50,199,223
    Inventories                                           3,734,955        3,322,032
    Co-op advertising and other receivables               8,246,024       11,049,648
    Income tax receivable                                 1,462,721        1,438,794
    Prepaid expenses and other                            3,591,666        3,246,829
                                                     --------------   --------------

       Total current assets                              36,875,360       69,256,526

THEATRE PROPERTIES AND EQUIPMENT
    Land                                                 67,645,774       63,463,978
    Buildings                                           306,634,606      314,423,663
    Leasehold interests and improvements                343,347,473      352,294,695
    Theatre furniture and equipment                     460,891,679      466,953,793
    Theatres under construction                          14,987,487        4,198,208
                                                     --------------   --------------

    Total                                             1,193,507,019    1,201,334,337

    Less accumulated depreciation and amortization      243,372,299      334,927,920
                                                     --------------   --------------

       Theatre properties and equipment - net           950,134,720      866,406,417


OTHER ASSETS
    Goodwill - net                                       16,826,740       15,124,954
    Investments in and advances to affiliates             6,932,208        4,447,003
    Deferred tax asset                                           --        3,716,206
    Deferred charges and other - net                     49,807,442       37,592,644
                                                     --------------   --------------

       Total other assets                                73,566,390       60,880,807
                                                     --------------   --------------


TOTAL                                                $1,060,576,470   $  996,543,750
                                                     ==============   ==============

                                                                     (Continued)

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 2001
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY                                           2000              2001
CURRENT LIABILITIES
    Current portion of long-term debt                                     $   32,767,581    $   21,853,742
    Accounts payable                                                          28,438,827        31,109,661
    Accrued film rentals                                                      24,597,474        23,581,478
    Accrued interest                                                          19,856,463        16,167,137
    Accrued payroll                                                           10,597,640        13,142,023
    Accrued property taxes                                                    15,219,543        14,028,991
    Accrued other current liabilities                                         17,778,916        19,472,236
                                                                          --------------    --------------

       Total current liabilities                                             149,256,444       139,355,268

LONG-TERM LIABILITIES
    Long-term debt, less current portion                                     777,555,162       759,102,424
    Deferred income taxes                                                     14,831,678                --
    Deferred lease expenses                                                   20,475,247        22,832,388
    Deferred gain on sale leasebacks                                           5,104,461         4,738,540
    Deferred revenues and other long-term liabilities                         16,752,114         9,824,212
                                                                          --------------    --------------

       Total long-term liabilities                                           834,718,662       796,497,564

COMMITMENTS AND CONTINGENCIES (Note 10)

MINORITY INTERESTS IN SUBSIDIARIES                                            27,691,527        35,353,662

SHAREHOLDERS' EQUITY
    Class A Common Stock, $.01 par value: 10,000,000 shares authorized,
       1,500 shares issued and outstanding                                            15                15
    Class B Common Stock, no par value: 1,000,000 shares authorized,
       234,782 and 239,893 shares issued and outstanding, respectively        49,538,316        49,543,427
    Additional paid-in-capital                                                13,198,615        11,759,484
    Unearned compensation - stock options                                     (1,956,944)         (887,779)
    Retained earnings                                                         48,717,567        44,696,299
    Treasury stock, 57,245 Class B shares at cost                            (24,232,890)      (24,232,890)
    Accumulated other comprehensive loss                                     (36,354,842)      (55,541,300)
                                                                          --------------    --------------

       Total shareholders' equity                                             48,909,837        25,337,256
                                                                          --------------    --------------


TOTAL                                                                     $1,060,576,470    $  996,543,750
                                                                          ==============    ==============

See notes to consolidated financial statements                       (Concluded)

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
--------------------------------------------------------------------------------

                                                                                    1999              2000              2001
REVENUES
    Admissions                                                                 $  459,334,408    $  511,305,524    $  548,920,177
    Concession                                                                    221,083,945       235,691,321       257,603,165
    Other                                                                          32,185,843        39,267,012        47,135,126
                                                                               --------------    --------------    --------------

        Total                                                                     712,604,196       786,263,857       853,658,468

COSTS AND EXPENSES
    Cost of operations:
      Film rentals and advertising                                                246,393,817       271,048,793       288,110,760
      Concession supplies                                                          38,180,316        41,993,761        44,924,307
      Salaries and wages                                                           82,870,409        86,680,128        90,808,558
      Facility leases                                                              89,808,343       108,488,605       114,736,525
      Utilities and other                                                          96,228,905       104,796,196       108,125,244
                                                                               --------------    --------------    --------------

        Total cost of operations                                                  553,481,790       613,007,483       646,705,394

    General and administrative expenses                                            34,833,403        39,012,924        42,689,638
    Depreciation and amortization                                                  53,268,575        66,110,555        73,543,846
    Asset impairment loss                                                           3,720,390         3,872,126        20,723,274
    Loss on sale of assets and other                                                2,419,511           912,298        12,407,696
                                                                               --------------    --------------    --------------

        Total                                                                     647,723,669       722,915,386       796,069,848

OPERATING INCOME                                                                   64,880,527        63,348,471        57,588,620

OTHER INCOME (EXPENSE)
    Interest expense                                                              (58,836,739)      (72,977,272)      (68,368,292)
    Amortization of debt issue cost and debt discount                              (1,030,339)       (1,059,949)       (2,562,328)
    Interest income                                                                 1,980,743         1,044,835         1,492,492
    Foreign currency exchange loss                                                   (186,077)         (467,154)       (1,976,979)
    Equity in income (loss) of affiliates                                             241,218            (7,493)       (4,471,983)
    Minority interests in (income) loss of subsidiaries                               662,456           (52,802)          162,573
                                                                               --------------    --------------    --------------

        Total                                                                     (57,168,738)      (73,519,835)      (75,724,517)
                                                                               --------------    --------------    --------------

INCOME (LOSS) BEFORE INCOME TAXES AND                                               7,711,789       (10,171,364)      (18,135,897)
    CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE

INCOME TAXES (BENEFIT)                                                              3,707,717           251,721       (14,114,629)
                                                                               --------------    --------------    --------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT                                              4,004,072       (10,423,085)       (4,021,268)
    OF AN ACCOUNTING CHANGE

    Cumulative effect of a change in accounting principle, net of tax
      benefit of $417,570                                                          (2,968,637)               --                --
                                                                               --------------    --------------    --------------

NET INCOME (LOSS)                                                              $    1,035,435    $  (10,423,085)   $   (4,021,268)
                                                                               ==============    ==============    ==============

EARNINGS (LOSS) PER SHARE - Basic
    Income (loss) before accounting change                                     $        22.45    $       (58.30)   $       (22.40)
    Cumulative effect of a change in accounting principle                              (16.64)               --                --
                                                                               --------------    --------------    --------------
    Net income (loss)                                                          $         5.81    $       (58.30)   $       (22.40)
                                                                               ==============    ==============    ==============

EARNINGS (LOSS) PER SHARE - Diluted
    Income (loss) before accounting change                                     $        20.88    $       (58.30)   $       (22.40)
    Cumulative effect of a change in accounting principle                              (15.48)               --                --
                                                                               --------------    --------------    --------------
    Net income (loss)                                                          $         5.40    $       (58.30)   $       (22.40)
                                                                               ==============    ==============    ==============

See notes to consolidated financial statements

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
--------------------------------------------------------------------------------

                                                       Class A           Class B
                                                     Common Stock      Common Stock
                                                    --------------  --------------------
                                                                                          Additional      Unearned
                                                    Shares          Shares                 Paid-in      Compensation
                                                    Issued  Amount  Issued     Amount      Capital      Stock Options
BALANCE January 1, 1999                              1,500  $   15  234,073  $49,537,607  $13,773,691   $  (4,221,326)

Net income
Unearned compensation from stock options granted                                               17,040         (17,040)
Unearned compensation from stock options forfeited                                            (57,510)         52,718
Amortization of unearned compensation                                                                       1,053,968
Foreign currency translation adjustment
                                                    ------  ------  -------  -----------  -----------   -------------

BALANCE December 31, 1999                            1,500  $   15  234,073  $49,537,607  $13,733,221   $  (3,131,680)


Net loss
Unearned compensation from stock options forfeited                                           (362,298)        168,482
Amortization of unearned compensation                                                                       1,006,254
Shares repurchased by shareholder                                                             103,584
Repurchase of options                                                                         (67,575)
Repurchase of treasury stock
Stock options exercised, including tax benefit                          709          709     (208,317)
Foreign currency translation adjustment
                                                    ------  ------  -------  -----------  -----------   -------------

BALANCE December 31, 2000                            1,500  $   15  234,782  $49,538,316  $13,198,615   $  (1,956,944)


Net loss
Unearned compensation from stock options granted                                               84,882         (84,882)
Unearned compensation from stock options forfeited                                           (143,392)        143,392
Amortization of unearned compensation                                                                       1,010,655
Stock options exercised, including tax benefit                        5,111        5,111   (1,380,621)
Foreign currency translation adjustment
                                                    ------  ------  -------  -----------  -----------   -------------

BALANCE December 31, 2001                            1,500  $   15  239,893  $49,543,427  $11,759,484   $    (887,779)
                                                    ======  ======  =======  ===========  ===========   =============

                                                                                  Accumulated
                                                                                    Other
                                                      Retained      Treasury     Comprehensive                  Comprehensive
                                                      Earnings       Stock           Loss           Total       Income (Loss)
BALANCE January 1, 1999                             $ 58,105,217  $(24,198,890)  $ (17,196,698)  $ 75,799,616

Net income                                             1,035,435                                    1,035,435   $   1,035,435
Unearned compensation from stock options granted                                                           --
Unearned compensation from stock options forfeited                                                     (4,792)
Amortization of unearned compensation                                                               1,053,968
Foreign currency translation adjustment                                            (14,033,681)   (14,033,681)    (14,033,681)
                                                    ------------  ------------   -------------   ------------   -------------

BALANCE December 31, 1999                           $ 59,140,652  $(24,198,890)  $ (31,230,379)  $ 63,850,546   $ (12,998,246)
                                                                                                                =============

Net loss                                             (10,423,085)                                 (10,423,085)    (10,423,085)
Unearned compensation from stock options forfeited                                                   (193,816)
Amortization of unearned compensation                                                               1,006,254
Shares repurchased by shareholder                                                                     103,584
Repurchase of options                                                                                 (67,575)
Repurchase of treasury stock                                           (34,000)                       (34,000)
Stock options exercised, including tax benefit                                                       (207,608)
Foreign currency translation adjustment                                             (5,124,463)    (5,124,463)     (5,124,463)
                                                    ------------  ------------   -------------   ------------   -------------

BALANCE December 31, 2000                           $ 48,717,567  $(24,232,890)  $ (36,354,842)  $ 48,909,837   $ (15,547,548)
                                                                                                                =============

Net loss                                              (4,021,268)                                  (4,021,268)     (4,021,268)
Unearned compensation from stock options granted                                                           --
Unearned compensation from stock options forfeited                                                         --
Amortization of unearned compensation                                                               1,010,655
Stock options exercised, including tax benefit                                                     (1,375,510)
Foreign currency translation adjustment                                            (19,186,458)   (19,186,458)    (19,186,458)
                                                    ------------  ------------   -------------   ------------   -------------

BALANCE December 31, 2001                           $ 44,696,299  $(24,232,890)  $ (55,541,300)  $ 25,337,256   $ (23,207,726)
                                                    ============  ============   =============   ============   =============

See notes to consolidated financial statements

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
--------------------------------------------------------------------------------

                                                                                1999              2000              2001
OPERATING ACTIVITIES
    Net income (loss)                                                      $    1,035,435    $  (10,423,085)   $   (4,021,268)

    Noncash items in net income (loss):
        Depreciation                                                           51,960,793        63,943,131        70,978,308
        Amortization of goodwill and other assets                               2,163,621         3,052,873         2,565,538
        Amortization of gain on sale leasebacks                                  (218,920)         (365,920)         (365,921)
        Amortization of foreign advanced rents                                  1,275,689         2,523,076         2,345,095
        Amortization of debt discount and premium                                 (28,508)          (28,507)          (28,508)
        Amortized compensation - stock options                                  1,049,176           916,022         1,010,655
        Loss on impairment of assets                                            3,720,390         3,872,126        20,723,274
        Loss on sale of assets and other                                        2,419,511           912,298        12,407,696
        Deferred lease expenses                                                 1,610,053         4,286,447         2,357,141
        Deferred income tax expenses                                            1,973,662        (3,256,326)      (18,547,884)
        Equity in (income) loss of affiliates                                    (241,218)            7,493         4,471,983
        Minority interests in income (loss) of subsidiaries                      (662,456)           52,802          (162,573)
        Common Stock issued for options exercised, including tax benefit               --          (207,608)       (1,375,510)
        Cumulative effect of an accounting change                               3,386,207                --                --

    Cash provided by (used for) operating working capital:
        Inventories                                                            (1,142,815)          999,565           412,923
        Co-op advertising and other receivables                                   346,817         3,821,447        (2,803,624)
        Prepaid expenses and other                                             (5,050,770)        3,917,056           344,837
        Accounts payable                                                       24,790,961       (24,647,978)        2,670,834
        Accrued liabilities                                                     8,157,069         1,626,445       (11,347,641)
        Income tax receivable                                                     996,496           573,425            23,927
                                                                           --------------    --------------    --------------

          Net cash provided by operating activities                            97,541,193        51,574,782        81,659,282

INVESTING ACTIVITIES
    Additions to theatre properties and equipment                            (248,370,598)     (113,080,618)      (40,351,680)
    Sale of theatre properties and equipment                                   23,867,262        23,275,239         6,867,953
    Decrease (increase) in investments in and advances to affiliates            9,150,762        (4,650,148)       (1,986,778)
    Decrease (increase) in other assets                                       (13,130,947)        2,790,706         7,134,004
                                                                           --------------    --------------    --------------

        Net cash used for investing activities                               (228,483,521)      (91,664,821)      (28,336,501)

FINANCING ACTIVITIES
    Increase in long-term debt                                                180,750,458       210,453,907        93,236,439
    Reductions of long-term debt                                              (51,676,027)     (178,515,735)     (122,574,508)
    Costs of debt financing                                                      (375,000)       (4,607,226)               --
    Increase in deferred revenues                                               1,250,000        26,224,423                --
    Minority investment in subsidiaries, net                                  (15,022,151)       (2,173,618)        7,824,708
    Repurchase of options                                                              --           (67,575)               --
    Repurchase of treasury stock                                                       --           (34,000)               --
                                                                           --------------    --------------    --------------

        Net cash provided by (used for) financing activities                  114,927,280        51,280,176       (21,513,361)

EFFECT OF EXCHANGE RATE CHANGES
    ON CASH AND CASH EQUIVALENTS                                                 (758,663)         (222,300)       (1,450,191)
                                                                           --------------    --------------    --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (16,773,711)       10,967,837        30,359,229

CASH AND CASH EQUIVALENTS:
    Beginning of period                                                        25,645,868         8,872,157        19,839,994
                                                                           --------------    --------------    --------------
    End of period                                                          $    8,872,157    $   19,839,994    $   50,199,223
                                                                           ==============    ==============    ==============

SUPPLEMENTAL INFORMATION (Note 5)

See notes to consolidated financial statements

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business - Cinemark USA, Inc. and its subsidiaries (the "Company") is a world leader in the motion picture exhibition industry that owns or leases and operates 276 motion picture theatres (3,000 screens) in 33 states, Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica and Colombia as of December 31, 2001. The Company also manages an additional four theatres (27 screens) in the United States ("U.S.") and provides management services for one theatre (13 screens) in Taiwan at December 31, 2001.

     Principles of Consolidation - The consolidated financial statements include the accounts of Cinemark USA, Inc. and its subsidiaries. Majority-owned subsidiaries that the Company has control of are consolidated while those subsidiaries of which the Company owns between 20% and 50% and does not control are accounted for as affiliates under the equity method. The results of these subsidiaries and affiliates are included in the financial statements effective with their formation or from their dates of acquisition. Significant intercompany balances and transactions are eliminated in consolidation. Certain reclassifications have been made to December 31, 1999 and 2000 amounts to conform to the 2001 presentation.

     Inventories - Concession and theatre supplies inventories are stated at the lower of cost (first-in, first-out method) or market.

     Theatre Properties and Equipment - Theatre properties and equipment are stated at cost less accumulated depreciation and amortization. Property additions include $4,312,499, $613,614, and $215,704 of interest incurred during the development and construction of theatres capitalized in 1999, 2000 and 2001, respectively. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: buildings - 18 to 40 years; theatre furniture and equipment - 5 to 15 years. Amortization of leasehold interests and improvements is provided using the straight-line method over the lesser of the lease period or the estimated useful lives of the leasehold interests and improvements.

     Goodwill - The excess of cost over the fair values of the net assets of theatre businesses acquired, less accumulated amortization ($4,582,726 and $6,284,512 at December 31, 2000 and 2001, respectively) is recorded as goodwill. For financial reporting purposes through December 31, 2001, these amounts were being amortized primarily over 10 to 20 year periods, which approximates the remaining lease terms of the businesses acquired. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and other Intangible Assets", beginning January 1, 2002, goodwill will no longer be amortized, but instead be tested for impairment at least annually. See note 2 for disclosure of the impact in 2002 upon adoption of this new accounting pronouncement.

     Deferred Charges and Other - Deferred charges and other primarily consist of debt issue costs, foreign advanced rents, capitalized licensing fees, construction advances and other deposits, equipment to be placed in service, an interest rate cap agreement and other intangible assets. Debt issue costs are amortized using the straight-line method over the primary financing terms ending February 2003 to July 2008. Capitalized licensing fees are amortized using the straight-line method over fifteen years. Foreign advanced rents represent advance payments of long-term foreign leases which are expensed to facility lease expense generally over 10 to 20 years as leased facilities are utilized. For financial reporting purposes through December 31, 2001, other intangible assets have been amortized over the respective lives of the trademarks, noncompete agreements or other intangible asset agreements. In accordance with SFAS No. 142, "Goodwill and other Intangible Assets", beginning January 1, 2002, other intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment at least annually. See note 2 for disclosure of the impact in 2002 upon adoption of this new accounting pronouncement.

                       CINEMARK USA, INC. AND SUBSIDIARIES

     Deferred Revenues - Advances collected on long-term screen advertising and concession contracts are recorded as deferred revenues. The advances collected on screen advertising contracts are recognized as other revenues when earned. The advances collected on concession contracts are recognized as a reduction to concession supplies expense when earned.

     Revenue and Expense Recognition - Revenues are recognized when admissions and concession sales are received at the box office and screen advertising is shown at the theatres. Film rental costs are accrued based on the applicable box office receipts and estimates of the final settlement pursuant to the film license agreements. Advertising costs are expensed as incurred.

     Statement of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents consist of operating funds held in financial institutions, petty cash held by the theatres and highly liquid investments with remaining maturities of three months or less when purchased.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgements and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates.

     Fair Values of Financial Instruments - Fair values of financial instruments are estimated by the Company using available market information and other valuation methods. The estimated fair value amounts for specific groups of financial instruments are presented in note 8. Values are based on available market quotes or estimates using a discounted cash flow approach based on the interest rates currently available for similar debt. The fair value of financial instruments for which estimated fair value amounts are not specifically presented is estimated to approximate the related recorded value.

     Start-Up Activities and Organization Costs - On January 1, 1999, the Company adopted Statement of Position (SOP) 98-5 requiring start-up activities and organization costs to be expensed as incurred. The Company's practice had been to capitalize organization costs associated with the organization of new entities as well as costs associated with forming international joint ventures as deferred charges and amortize them over the anticipated life of the respective entity or venture. The adoption of this new accounting pronouncement resulted in the aggregate write-off of the unamortized organization costs of $3,386,207 on January 1, 1999. This charge was recorded as a cumulative effect of a change in accounting principle as a one-time non cash charge to income of $2,968,637 (net of tax benefit) in the first quarter of 1999 as follows:

U.S. operations            $  152,966
Argentina operations          603,166
Brazil operations             552,488
Other foreign operations    1,660,017
                           ----------
                           $2,968,637
                           ==========

                       CINEMARK USA, INC. AND SUBSIDIARIES

2. NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which, as amended, is effective for fiscal years beginning after June 15, 2000. Therefore, the Company adopted SFAS No. 133 for its fiscal year beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments that require every derivative to be recorded on the balance sheet as an asset or liability measured at its fair value. The statement also defines the accounting for the change in the fair value of derivatives depending on their intended use. The Company's derivative activity primarily relates to an interest rate cap agreement as described in note 8 that has not been designated as a hedge and therefore does not qualify for hedge accounting. The Company previously recorded the fair value of the interest rate cap agreement as an asset when acquired in December 2000. Therefore, no transition adjustment was necessary upon adoption of SFAS No. 133. The decrease in the fair value of the interest rate cap agreement during 2001 of approximately $0.6 million has been recorded in the statement of operations as interest expense.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. This statement is effective for all fiscal years beginning after December 15, 2001. The statement became effective for the Company on January 1, 2002.

     The Company's goodwill at December 31, 2001 is as follows:

                       Gross Carrying    Accumulated      Net Goodwill
Goodwill                   Amount        Amortization        Amount
--------               --------------    -------------    ------------
U.S. operations        $    9,313,165    $  (4,004,427)   $  5,308,738
Argentina operations        5,162,418         (893,308)      4,269,110
Chile operations            3,663,883         (732,777)      2,931,106
Peru operations             3,270,000         (654,000)      2,616,000
                       --------------    -------------    ------------
                       $   21,409,466    $  (6,284,512)   $ 15,124,954
                       ==============    =============    ============

     The Company has recorded amortization expense on goodwill of $1,322,869, $1,792,975 and $1,701,786 in 1999, 2000 and 2001, respectively.

     The amount of amortization expense that would have been recorded in future years if SFAS No. 142 was not adopted on January 1, 2002 is as follows:

 2002                              1,402,275
 2003                              1,402,275
 2004                              1,402,275
 2005                              1,353,148
 2006                              1,328,703
 2007                              1,328,703
 2008                              1,328,703
 2009                              1,282,873
 2010                              1,069,955
 2011                              1,069,955
 2012                              1,069,955
 2013                                946,960
 2014                                139,174
                                 -----------
                                 $15,124,954
                                 ===========

                       CINEMARK USA, INC. AND SUBSIDIARIES

     The adoption of this accounting pronouncement will result in the aggregate write down of goodwill to fair value as a cumulative effect of a change in accounting principle on January 1, 2002 as follows:

U.S. operations        $   27,226
Argentina operations    3,298,385
                       ----------
                       $3,325,611
                       ==========

     The Company's intangible assets (included in deferred charges and other) are $87,858 at December 31, 2001. The adoption of this accounting pronouncement will result in a $64,168 write down of intangible assets with indefinite useful lives to fair value as a cumulative effect of a change in accounting principle on January 1, 2002.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement requires the establishment of a liability for an asset retirement obligation. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently considering the impact, if any, that this statement will have on the consolidated financial statements.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of", and portions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements". This statement generally conforms, among other things, impairment accounting for assets to be disposed of including those in discontinued operations and eliminates the exception to consolidation for which control is likely to be temporary. This statement will be effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently considering the impact, if any, that this statement will have on the consolidated financial statements.

3. EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share are computed using the weighted average number of shares of Class A and Class B Common Stock outstanding during each period. The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)                       1999         2000          2001
                                                            ----------   ----------    ----------
Net income (loss)                                           $    1,035   $  (10,423)   $   (4,021)
                                                            ==========   ==========    ==========

Basic:
               Weighted average Common shares outstanding      178,362      178,770       179,531
                                                            ==========   ==========    ==========

               Earnings (loss) per Common share             $     5.81   $   (58.30)   $   (22.40)
                                                            ==========   ==========    ==========

Diluted:
               Weighted average Common shares outstanding      178,362      178,770       179,531
               Common equivalent shares for stock options       13,391           --            --
                                                            ----------   ----------    ----------
               Weighted average shares outstanding             191,753      178,770       179,531
                                                            ==========   ==========    ==========

Earnings (loss) per Common and Common equivalent share      $     5.40   $   (58.30)   $   (22.40)
                                                            ==========   ==========    ==========

                       CINEMARK USA, INC. AND SUBSIDIARIES

     Basic net income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of Common Stock of all classes outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common Stock and potential Common Stock outstanding using the treasury stock method. The dilutive effect of the options to purchase Common Stock are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive. At December 31, 2000 and 2001, 12,490 and 10,630 options to purchase Common Stock (calculated on a weighted average for the year basis) have been excluded from the diluted net income (loss) per share calculation, respectively, as their effect would have been antidilutive. See note 12 for additional disclosures regarding the Company's capital stock and related stock option plans.

4. FOREIGN CURRENCY TRANSLATION

     The accumulated other comprehensive loss account in shareholders' equity of $36,354,842 and $55,541,300 at December 31, 2000 and 2001, respectively, primarily relates to the cumulative foreign currency adjustments from translating the financial statements of Cinemark Argentina, S.A., Cinemark Brasil, S.A., Cinemark de Mexico, S.A. de C.V. and Cinemark Chile, S.A. into U.S. dollars.

     In 1999, the economy of Mexico became non-highly inflationary and the functional currency of Cinemark de Mexico, S.A. de C.V. changed from the U.S. dollar to the peso. Thus, assets and liabilities of Cinemark de Mexico, S.A. de C.V. are now translated at year-end exchange rates and income and expense accounts are now translated at the average rates prevailing during the year (consistent with other non-highly inflationary consolidated foreign subsidiaries). Accordingly, changes in the peso have been recorded in the accumulated other comprehensive loss account as a reduction of shareholders' equity in 2000 and 2001. At December 31, 2001, the total assets of Cinemark de Mexico, S.A. de C.V., were approximately U.S.$93 million.

     In 1999 and a portion of 2000, the Company was required to utilize the U.S. dollar as the functional currency of Cinemark del Ecuador, S.A. for U.S. reporting purposes in place of the sucre due to the highly inflationary economy of Ecuador. Devaluations in the sucre during 1999 and a portion of 2000 that affected the Company's investment were charged to foreign currency exchange gain
(loss) rather than to the accumulated other comprehensive loss account as a reduction of shareholders' equity. A foreign currency exchange gain of $74,078 and $32,300 was recognized in 1999 and 2000, respectively, and is included in other income (expense). In September 2000, the country of Ecuador officially switched to the U.S. dollar as its official currency, thereby eliminating any foreign currency exchange gain (loss) from operations in Ecuador on a going forward basis. At December 31, 2001, the total assets of Cinemark del Ecuador, S.A. were approximately U.S.$4 million.

                       CINEMARK USA, INC. AND SUBSIDIARIES

     In 1999, 2000 and for a majority of 2001, the country of Argentina utilized the peso as its functional currency with it pegged at a rate of 1.0 peso to the U.S. dollar. As a result of economic turmoil which began in December 2001, the Argentine government announced several restrictions on currency conversions in early January 2002 as part of a "Public Emergency Bill and Amendment of Convertibility Law" ("Convertibility Law"). The Convertibility Law set forth a dual exchange rate system, with a "commercial rate" of 1.4 pesos to the U.S. dollar. This commercial rate is to be utilized to settle all exports and certain essential imports. The second rate, the "market rate," traded for the first time on January 11, 2002 and closed at a rate of 1.7 pesos to the U.S. dollar. By February 2002, the market rate was 2.1 pesos to the U.S. dollar. As a result, the effect of translating the December 31, 2001 peso balances for assets and liabilities into U.S. dollars at the first known free-floating market rate as of January 11, 2002 (1.7 pesos to the U.S. dollar) is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction of shareholders' equity in the amount of $19,159,961 at December 31, 2001. Income and expense accounts from January through November 2001 were converted into U.S. dollars at the exchange rate of 1.0 peso to the U.S. dollar, and income and expense accounts in December 2001 were converted into U.S. dollars at the exchange rate of 1.7 pesos to the U.S. dollar.

     In 2001, the remaining countries where the Company operates were deemed non-highly inflationary. Any fluctuation in the currency results in the Company recording a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction of shareholders' equity.

5. SUPPLEMENTAL CASH FLOW INFORMATION

     The following is provided as supplemental information to the consolidated statement of cash flows:


                                                   1999           2000           2001
                                               ------------   ------------   ------------
Interest paid                                  $ 61,253,543   $ 71,569,114   $ 71,359,828
                                               ============   ============   ============

Income taxes paid (net of refunds)             $  3,170,041   $  2,462,369   $  3,287,018
                                               ============   ============   ============

Noncash investing and financing activities:
Issued note payable in Argentine acquisition   $ 11,000,000
                                               ============

6. INVESTMENTS IN AND ADVANCES TO AFFILIATES

     The Company has the following investments in and advances to affiliates at December 31:

                                                                              2000         2001
                                                                           ----------   ----------
Entertainment Amusement Enterprises, Inc. - investment, at equity          $1,051,065   $1,052,279
Brainerd Ltd. - investment, at equity                                         407,264      312,289
Cinemark Theatres Alberta, Inc. - investment, at equity                       285,266      267,136
Fandango, Inc. - investment, at equity                                      4,233,333      171,000
Cinemark - Core Pacific, Ltd. (Taiwan) - investment, at equity                     --      697,082
Other                                                                         955,280    1,947,217
                                                                           ----------   ----------
              Total                                                        $6,932,208   $4,447,003
                                                                           ==========   ==========

     The Company recorded a write-down in its investment in Fandango, Inc. of $4,062,333 in 2001 as the investment was written down to estimated market value.

                       CINEMARK USA, INC. AND SUBSIDIARIES

7. DEFERRED CHARGES AND OTHER

     Deferred charges and other at December 31 consist of the following:


                                               2000           2001
                                           ------------   ------------
Debt issue costs                           $ 12,649,373   $ 12,649,373
Capitalized licensing fees                    4,500,000      9,000,000
Other intangible assets                         389,438        389,438
                                           ------------   ------------
            Total                            17,538,811     22,038,811
Less accumulated amortization                 3,751,855      6,504,447
                                           ------------   ------------
            Net                              13,786,956     15,534,364

Foreign advanced rents                       23,261,266     13,512,149
Construction advances and other deposits      5,124,088      1,645,613
Equipment to be placed in service             2,712,016      1,699,339
Interest rate cap agreement                   1,694,000      1,136,457
Other                                         3,229,116      4,064,722
                                           ------------   ------------
            Total                          $ 49,807,442   $ 37,592,644
                                           ============   ============

8. LONG-TERM DEBT

     Long-term debt at December 31 consists of the following:

                                                              2000           2001
                                                          ------------   ------------
Series B Senior Subordinated Notes due 2008,
    discussed below                                       $199,435,042   $199,509,542
Series D Senior Subordinated Notes due 2008,
    discussed below                                         76,539,473     76,336,465
Series B Senior Subordinated Notes due 2008,
    discussed below                                        104,241,667    104,341,667
Cinemark USA, Inc. Revolving credit line
    of $350,000,000, discussed below                       260,000,000    258,000,000
Cinemark Investments Corporation, Revolving credit line
    of $20,000,000, discussed below                         20,000,000             --
Cinemark Mexico (USA), Revolving credit line
    of $30,000,000, discussed below                         30,000,000     29,000,000
Cinema Properties, Inc. Note Payable with Lehman
    Brothers Bank, FSB, discussed below                     77,000,000     77,000,000
Cinemark Chile, S.A. Notes Payable with Bank,
    discussed below                                         15,293,556     10,763,393
Cinemark Brasil, S.A. Notes Payable with Bank,
    discussed below                                         13,352,486     14,202,549
Other long-term debt                                        14,460,519     11,802,550
                                                          ------------   ------------
Total long-term debt                                       810,322,743    780,956,166
Less current portion                                        32,767,581     21,853,742
                                                          ------------   ------------
Long-term debt, less current portion                      $777,555,162   $759,102,424
                                                          ============   ============

                       CINEMARK USA, INC. AND SUBSIDIARIES

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

     In February 1998, the Company replaced its existing credit facility with a reducing, revolving credit agreement (the "Credit Facility") through a group of banks for which Bank of America National Trust and Savings Association acts as Administrative Agent. The Credit Facility provides for loans to the Company of up to $350 million in the aggregate. The Credit Facility is a reducing revolving credit facility, with commitments automatically reduced each calendar quarter by 2.5%, 3.75%, 5.0%, 6.25% and 6.25% of the aggregate $350 million in calendar year 2001, 2002, 2003, 2004 and 2005, respectively, until the Credit Facility matures in 2006. As of December 31, 2001, the aggregate commitment available to the Company is $315.0 million. The Company is required to prepay all loans outstanding under the Credit Facility in excess of the aggregate commitment as reduced pursuant to the terms of the Credit Facility. Borrowings are secured by a pledge of a majority of the issued and outstanding capital stock of the Company. The Credit Facility requires the Company to maintain certain financial ratios; restricts the payment of dividends, payment of subordinated debt prior to maturity and issuance of preferred stock and other indebtedness; and contains other restrictive covenants typical for agreements of this type. Funds borrowed pursuant to the Credit Facility currently bear interest at a rate per annum equal to the Offshore Rate (as defined in the Credit Facility) or the Base Rate (as defined in the Credit Facility), as the case may be, plus the Applicable Margin (as defined in the Credit Facility). The effective interest rate on such borrowing as of December 31, 2001 is 4.5% per annum.

                       CINEMARK USA, INC. AND SUBSIDIARIES

     In September 1998, Cinemark Investments Corporation borrowed $20 million under the Cinemark Investments Credit Agreement, the proceeds of which were used to purchase fixed rate notes issued by Cinemark Brasil, S.A. which currently bear interest at 14.0%. In September 2001, Cinemark Investments Corporation repaid the $20 million Cinemark Investments Credit Agreement at maturity.

     In November 1998, Cinemark Mexico executed a credit agreement with Bank of America National Trust and Savings Association (the "Cinemark Mexico Credit Agreement"). The Cinemark Mexico Credit Agreement is a revolving credit facility and provides for a loan to Cinemark Mexico of up to $30 million in the aggregate. The Cinemark Mexico Credit Agreement is secured by a pledge of 65% of the stock of Cinemark de Mexico, S.A. de C.V. and an unconditional guaranty by the Company. Pursuant to the terms of the Cinemark Mexico Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate (as defined in the Cinemark Mexico Credit Agreement) or the Base Rate (as defined in the Cinemark Mexico Credit Agreement), as the case may be, plus the Applicable Margin (as defined in the Cinemark Mexico Credit Agreement). Cinemark Mexico borrowed $30 million under the Cinemark Mexico Credit Agreement, the proceeds of which were used to repay an intercompany loan of Cinemark Mexico from Cinemark International. Cinemark International used the proceeds of such repayment to repay all outstanding indebtedness under its then existing credit facility. In September 2000, Cinemark Mexico and the banks party to the Cinemark Mexico Credit Agreement executed an amendment which, among other things, extended the maturity date of the Cinemark Mexico Credit Agreement and increased the rate of interest paid on borrowings thereunder. Pursuant to the amendment, Cinemark Mexico is required to make principal payments of $1.5 million per quarter in 2002 with the remaining principal outstanding of $23.0 million due in January 2003. The effective interest rate on such borrowing as of December 31, 2001 is 4.6% per annum.

     In December 2000, Cinema Properties, Inc., a wholly-owned Unrestricted Subsidiary (as those terms are defined in the Credit Facility and the Senior Subordinated Note Indentures), completed a $77 million loan transaction with Lehman Brothers Bank, FSB (the "Cinema Properties Facility"). The Cinema Properties Facility is a term loan maturing on December 31, 2003. Cinema Properties, Inc. has the unilateral ability to extend the maturity date two times for one year each by paying extension fees of 1.5% and 3.0% of the outstanding borrowing, respectively. At the lender's discretion, Cinema Properties, Inc. may be required to make principal payments of $1.5 million in the third and fourth quarters of 2002 with the remaining principal outstanding in December 2003. Funds borrowed pursuant to the Cinema Properties Credit Facility currently bear interest at a rate per annum equal to LIBOR (as defined in the Cinema Properties Facility) plus 5.75%. Borrowings are secured by, among other things, a mortgage placed on six of Cinema Properties, Inc.'s theatres and certain equipment leases. The Cinema Properties Facility requires Cinema Properties, Inc. to comply with certain interest coverage ratios and contains other restrictive covenants typical of agreements of this type. The net proceeds from the loan (net of fees and expenses) were $70.9 million. The proceeds were distributed to the Company, and the Company used such funds to complete the Company's domestic construction program and to reduce outstanding debt under the Company's existing Credit Facility. Cinema Properties, Inc. has a separate legal existence, separate assets, separate creditors and separate financial statements. The assets of Cinema Properties, Inc. are not available to satisfy the debts of any of the other entities consolidated with the Company. Cinema Properties, Inc. purchased from Lehman Brothers Derivative Products, Inc. an Interest Rate Cap Agreement with a notional amount equal to $77 million with a five year term and a strike rate equal to the excess of three month LIBOR over the strike price of 6.58% (See note 2). Three month LIBOR as of the date of closing was 6.58%. The effective interest rate on such borrowing as of December 31, 2001 is 7.6% per annum.

                       CINEMARK USA, INC. AND SUBSIDIARIES

     Cinemark Chile, S.A. executed four senior note payable agreements with a local bank for the U.S. dollar equivalent of $6.0 million, $3.0 million, $4.5 million and $3.5 million in December 1997, July 1998, November 1998 and December 1998, respectively. These notes were each in Chilean pesos, adjusted for inflation, at the respective borrowing dates. Interest is assessed for three notes at the 90-day TAB rate (Chile's Central Bank interbank rate) plus 1.5% per annum, adjusted for inflation, and for the other note (December 1998) at the 180-day TAB rate plus 1.5% per annum, adjusted for inflation, and is paid quarterly for three of the notes and semi-annually for the December 1998 note. The term on all four notes is five years with a two-year grace period on principal. Cinemark International directly or indirectly guarantees all four notes. The effective interest rate on the four notes as of December 31, 2001 is approximately 7.7% per annum.

     Cinemark Brasil, S.A. currently has the following outstanding types of loans: 1) BNDES automatic (a government sourced loan issued through local banks for development financing) in the amount of U.S.$5.9 million maturing at the end of 2006 at a BNDES basket rate (which is a multiple currency rate based on the rate at which the bank borrows) amounting to 11.2%, 2) Import financings executed through five local and international banks in the amount of U.S.$6.8 million maturing on the basis of 360 or 365 days at interest rates varying from 6.8% to 11.8%, 3) Project developer financing executed between September 2000 through December 2000 in the amount of U.S.$1.6 million, maturing December 2005 at a rate of 10% based on a spread over the "TJLP", a locally issued bank rate. Each of these sources have varying guarantees including comfort letters from Cinemark International, promissory notes, a revenue reserve account and equipment collateral. The effective interest rate on these notes at December 31, 2001 is approximately 12.9% per annum.

     Long-term debt at December 31, 2001, matures as follows: $21,853,742 in 2002; $173,305,029 in 2003; $91,381,073 in 2004; $95,600,833 in 2005;
$18,365,940 in 2006 and $380,449,549 thereafter.

     The estimated fair value of the Company's long-term debt of $781.0 million at December 31, 2001, was approximately $800 million. Such amounts do not include prepayment penalties which would be incurred upon the early extinguishment of certain debt issues.

     Debt Issue Costs - Debt issue costs of $12,649,373 and $12,649,373, net of accumulated amortization of $3,346,706 and $5,636,201 at December 31, 2000 and 2001, respectively, related to the Subordinated Notes, the Credit Facility, the Cinemark Investments Credit Agreement, the Cinemark Mexico Credit Agreement, the Note Payable with Lehman Brothers Bank, FSB and other debt agreements are included in deferred charges and other.

                       CINEMARK USA, INC. AND SUBSIDIARIES

9. INCOME TAXES

     Income tax expense (benefit) below includes benefits from the cumulative effect of a change in accounting principle in 1999 of $417,570 and consists of the following:

                                                         1999            2000            2001
                                                     ------------    ------------    ------------
Income (loss) before income taxes and cumulative
effect of an accounting change:
       U.S                                           $  1,650,202    $(19,346,190)   $(19,205,463)
       Foreign                                          6,061,587       9,174,826       1,069,566
                                                     ------------    ------------    ------------
                  Total                                 7,711,789     (10,171,364)    (18,135,897)
                                                     ============    ============    ============
Current:
       Federal                                         (1,173,611)       (195,831)     (2,958,614)
       Foreign income taxes                             2,274,967       3,798,679       4,568,671
       State                                              215,129         (94,801)         59,860
                                                     ------------    ------------    ------------
                  Total current expense                 1,316,485       3,508,047       1,669,917
Deferred:
       Temporary differences
            Federal                                    (1,314,858)     (5,630,239)     (2,638,940)
            Foreign                                     3,586,790       2,439,635     (11,298,230)
            State                                        (298,270)        (65,722)     (1,847,376)
                                                     ------------    ------------    ------------
                  Total deferred expense                1,973,662      (3,256,326)    (15,784,546)
                                                     ------------    ------------    ------------
                      Income tax expense (benefit)   $  3,290,147    $    251,721    $(14,114,629)
                                                     ============    ============    ============

     A reconciliation between income tax expense (benefit) and taxes computed by applying the applicable statutory federal income tax rate to income before income taxes follows:

                                                             1999            2000            2001
                                                         ------------    ------------    ------------
Computed normal tax expense                              $  2,699,126    $ (3,559,977)   $ (6,347,564)
Goodwill amortization, not deductible for tax purposes        353,069         284,389         375,616
Foreign inflation adjustments - depreciation, exchange
     gain/loss, interest                                     (796,699)        (24,208)       (242,526)
Inflation adjustment of foreign assets                             --              --     (10,339,018)
State and local income taxes, net of federal income
     tax benefit                                               89,940        (185,248)     (1,787,517)
Undistributed foreign earnings                                 33,243              --              --
Adoption of APB 23 on prior undistributed earnings         (2,167,642)             --              --
Foreign subsidiaries losses not benefited                   1,858,930       1,201,608       2,963,052
Foreign tax rate differential                               1,366,220       1,091,943       1,812,838
Jobs tax credits                                              (56,569)         23,441          46,467
Other - net                                                   (89,471)      1,419,773        (595,977)
                                                         ------------    ------------    ------------
           Income tax expense (benefit)                  $  3,290,147    $    251,721    $(14,114,629)
                                                         ============    ============    ============

                       CINEMARK USA, INC. AND SUBSIDIARIES

     Deferred income taxes are provided in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. Taxes are provided under the liability method for temporary differences between revenue and expenses that are recognized for tax return and financial reporting purposes. The tax effects of significant temporary differences and tax loss and tax credit carryforwards comprising the net long-term deferred income tax (asset) liability at December 31, 2000 and 2001, consist of the following:


                                                                     2000           2001
                                                                 ------------   ------------
Deferred liabilities:
     Fixed assets                                                $ 46,694,060   $ 37,409,581
     Basis difference of assets acquired                               84,835         84,835
     FAS 52 adjustment                                              2,803,678      2,803,678
     Other                                                          3,536,756      2,197,431
                                                                 ------------   ------------
               Total                                               53,119,329     42,495,525
                                                                 ------------   ------------
Deferred assets:
     Deferred lease expenses                                        6,292,645      8,501,387
     Section 263(a) inventory adjustment                            2,722,495      3,091,756
     Amortization of unearned compensation                          2,311,818        845,025
     Self-insurance accruals                                          645,615        757,793
     Asset impairment loss                                          7,105,860     14,377,386
     Sale/leasebacks gain                                           2,545,710      2,405,746
     Deferred screen advertising                                    4,715,733      2,859,497
     Foreign tax loss carryforward                                  6,416,083     11,111,559
     Federal tax loss carryforward                                  3,901,180      7,111,399
     AMT credit carryforward                                        6,027,625      4,383,646
     Other expenses, not currently deductible for tax purposes      1,852,238      2,588,026
                                                                 ------------   ------------
               Total                                               44,537,002     58,033,220
                                                                 ------------   ------------
Net long-term deferred income tax (asset) liability
     before valuation allowance                                     8,582,327    (15,537,695)
Valuation allowance                                                 6,249,351     11,821,489
                                                                 ------------   ------------
Net long-term deferred income tax (asset) liability              $ 14,831,678   $ (3,716,206)
                                                                 ============   ============

     In 2001, the Company recorded $2,763,338 of income tax benefit as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction of shareholders' equity.

     In 2001, management concluded the operations of Mexico would continue to be profitable for the Company. As a result, the Company reviewed its deferred tax assets and liabilities for amounts that would have previously been subject to a valuation allowance and thus not reflected within its inventory of deferred tax assets and liabilities. Mexico requires the tax basis of non-monetary assets be annually adjusted for inflation. Accordingly, the Mexican tax basis of non-monetary assets has been adjusted for inflation and the valuation allowance associated with the deferred tax asset has been removed. These revisions resulted in a 2001 benefit to income taxes of $10,339,018.

     The Company's AMT credit carryforward may be carried forward indefinitely. The foreign net operating losses will expire beginning in 2002; however, some losses may be carried forward indefinitely. The federal net operating loss will expire in 2020.

     In March 2002, the Job Creation and Worker Assistance Act (the "Act") was signed into law. Among the many provisions of this Act, the Company will be allowed to carryback the tax loss incurred in 2001 to 1996 to recover regular taxes paid. The impact of this Act has not been reflected in the calculation of deferred taxes.

     Beginning January 1, 1999, management plans to reinvest the undistributed earnings of its foreign subsidiaries located in Mexico, Peru, Argentina and Honduras. As a result, for years beginning after 1998, deferred U.S. federal income taxes are not provided on the undistributed earnings of these foreign subsidiaries in accordance with Accounting Principles Board Opinion No. 23.

     The cumulative amount of undistributed earnings of these foreign subsidiaries on which the Company has not recognized income taxes is approximately $26 million.

                       CINEMARK USA, INC. AND SUBSIDIARIES

     The Company's valuation allowance increased from $6,249,351 at December 31, 2000 to $11,821,489 at December 31, 2001. This change was primarily due to foreign tax loss carryforwards and unearned compensation that was previously recognized for U.S. GAAP purposes that the Company does not believe they have a more likely than not opportunity to utilize.

10. COMMITMENTS AND CONTINGENCIES

     Leases - The Company conducts a significant part of its theatre operations in leased premises under noncancelable operating leases with terms of 5 to 30 years. In addition to the minimum annual lease payments, most of these leases provide for contingent rentals based on operating results and require the payment of taxes, insurance and other costs applicable to the property. Generally, these leases include renewal options for various periods at stipulated rates. Some leases also provide for escalating rent payments throughout the lease term. Deferred lease expenses of $20,475,247 and $22,832,388 at December 31, 2000 and 2001, respectively, have been provided to account for lease expenses on a straight-line basis, where lease payments are not made on such basis. Rent expense for the years ended December 31, 1999, 2000 and 2001 totaled $89,931,024, $109,898,692 and $116,136,691, respectively.

     In February 1998, the Company completed a sale leaseback transaction with affiliates of Primus Capital, L.L.C. (the "Sale Leaseback"). Pursuant to the Sale Leaseback, the Company sold the land, buildings and site improvements of twelve theatre properties to third party special purpose entities formed by Primus Capital, L.L.C. for an aggregate purchase price equal to approximately $131.5 million resulting in a gain on disposal of the properties of $3,790,759. In October 1998, the Company completed a second sale leaseback transaction with affiliates of Primus Capital, L.L.C. (the "Second Sale Leaseback"). Pursuant to the Second Sale Leaseback, the Company sold the land, building and site improvements of one theatre property to a third party special purpose entity for an aggregate purchase price equal to approximately $13.9 million resulting in a gain on disposal of the property of $700,000. In December 1999, the Company completed a third sale leaseback transaction (the "Third Sale Leaseback") pursuant to which the Company sold the land, building and site improvements of its corporate office to a third party special purpose entity for an aggregate purchase price equal to approximately $20.3 million resulting in a gain on disposal of the property of $1,470,000. The Company deferred the entire gain of $5,960,759 from all three sale leaseback transactions and is recognizing them evenly over the lives of the leases (ranging from 10 to 20 years). As of December 31, 2001, $1,222,219 of the deferred gain has been recognized leaving an aggregate deferred gain of $4,738,540 remaining to be amortized. Future minimum payments under these leases are due as follows: $16,175,438 in 2002, $16,175,438 in 2003, $16,175,438 in 2004, $16,175,438 in 2005, $16,175,438 in
2006 and $171,534,940 thereafter.

     Future minimum payments under noncancelable capital leases (recorded in accrued other current liabilities) and operating leases (including leases under the aforementioned sale leaseback transactions) with initial or remaining terms in excess of one year at December 31, 2001, are due as follows:

                           Capital         Operating
                            Leases           Leases           Totals
                        --------------   --------------   --------------
2002 ................   $      243,007   $  102,479,712   $  102,722,719
2003 ................          220,401      105,040,090      105,260,491
2004 ................               --      104,934,013      104,934,013
2005 ................               --      105,326,588      105,326,588
2006 ................               --      104,835,470      104,835,470
Thereafter ..........               --    1,044,733,379    1,044,733,379
                        --------------   --------------   --------------
Total ...............   $      463,408   $1,567,349,252   $1,567,812,660
                        ==============   ==============   ==============

                       CINEMARK USA, INC. AND SUBSIDIARIES

     Employment Agreements - Pursuant to the terms of the agreements, the Company's two employment agreements with a principal officer and a shareholder expired on December 31, 2001. The principal officer and that shareholder continue to be employed by the Company.

     Retirement Savings Plan - The Company has a 401(k) profit sharing plan for the benefit of all employees and makes contributions as determined annually by the Board of Directors. Contribution payments of $935,666 and $697,848 were made in 2000 (for plan year 1999) and 2001 (for plan year 2000), respectively. A liability of $1,067,671 has been recorded at December 31, 2001 for contribution payments to be made in 2002 (for plan year 2001).

     Letters of Credit and Collateral - The Company had outstanding letters of credit of $996,438 and $448,888 in connection with property and liability insurance coverage, sales tax and other environmental matters at December 31, 2000 and 2001, respectively.

     Litigation and Litigation Settlements - The Company currently is a defendant in certain litigation proceedings alleging certain violations of the Americans with Disabilities Act of 1990 (the "ADA") relating to accessibility of movie theatres for handicapped and deaf patrons.

     In March 1999, the Department of Justice filed suit in the U.S. District Court, Northern District of Ohio, Eastern Division, against the Company alleging certain violations of the ADA relating to patrons using wheelchairs. An Order granting Summary Judgment to the Company was filed in November 2001. The Department of Justice has filed a Notice of Appeal with the Sixth Circuit Court of Appeals. Although the Company is unable to predict the outcome of this litigation, management believes the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows.

     In February 2000, Barbara Cornilles, Edwin Cornilles, Dorothy Johnson, Damara Paris, Stephen Purvis, George Scheler, Susan Teague and Jackie Woltring filed suit in the U.S. District Court for the District of Oregon against the Company, Regal Cinemas, Inc., Century Theatres, Inc., and Carmike Cinemas, Inc. alleging certain violations of the ADA relating to accessibility of movie theatres for deaf patrons. An Order granting Summary Judgement to the Company was issued by a federal magistrate judge in December 2001 which was ratified by the federal district judge in March 2002. The Company anticipates the plaintiffs may appeal the current ruling. Although the Company is unable to predict the outcome of this litigation, management believes the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows.

     In August 2001, David Wittie, Rona Schnall, Ron Cranston, Jennifer McPhail, Peggy Garaffa and ADAPT of Texas filed suit in the 201st Judicial District Court of Travis County, Texas alleging certain violations of the Human Resources Code, the Texas Architectural Barriers Act, the Texas Accessibility Standards and the Deceptive Trade Practices Act relating to accessibility of movie theatres for handicapped patrons. The Company has filed an answer denying the allegations and is vigorously defending this suit. Although the Company is unable to predict the outcome of this litigation, management believes the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows.

                       CINEMARK USA, INC. AND SUBSIDIARIES

     In July 2001, Sonia-Rivera-Garcia and Valley Association for Independent Living filed suit in the 93rd Judicial District Court of Hidalgo County, Texas alleging certain violations of the Human Resources Code, the Texas Architectural Barriers Act, the Texas Accessibility Standards and the Deceptive Trade Practices Act relating to accessibility of movie theatres for handicapped patrons. The Company has filed an answer denying the allegations and is vigorously defending this suit. Although the Company is unable to predict the outcome of this litigation, management believes the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows.

     The Company is also involved in the following other legal proceedings:

     Jerry Galow and Watson, Bishop, London & Galow, P.C., both Individually and on behalf of all others similarly situated v. Cinemark USA, Inc. and American Blast Fax, Inc., Cause No. GN003299, in the 98th Judicial District Court of Travis County, Texas. In November 2000, Plaintiffs Jerry Galow and Watson, Bishop, London & Galow, P.C. (the "plaintiffs") brought this alleged class action on behalf of themselves and purportedly on behalf of all others similarly situated. The plaintiffs are an individual and his law firm who allege that they were sent unsolicited facsimile advertisements on behalf of the Company in violation of federal and state law. The plaintiffs seek certification of the case as a class action and the right to recover on their own behalf and on behalf of the alleged class $500 per alleged violation, three times the damages available for knowing and/or willful violations of those statutes, or alternatively, punitive damages, and unspecified damages for the alleged negligence per se of the Company. The Company was successful in having this case moved to Collin County, Texas. The Company is vigorously defending this suit. Although the Company is unable to predict the outcome of this litigation, management believes the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows.

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

11. MINORITY INTERESTS IN SUBSIDIARIES

     Common Shareholders' Equity - Minority ownership interests in subsidiaries of the Company are as follows at December 31:

                                                         2000           2001
                                                     ------------   ------------
Cinemark Brasil, S.A. - 47.2% interest               $ 16,625,590   $ 23,014,621
Cinemark Partners II - 49.2% interest                   5,822,593      5,954,244
Cinemark Equity Holdings Corp. (Central America) -
     49.9% interest                                     2,490,476      2,627,419
Cinemark Colombia, S.A. - 49.0% interest                1,551,712      1,343,431
Cinemark del Ecuador, S.A. - 40.0% interest               605,924        685,872
Cinemark de Mexico, S.A. de C.V. - 5.0% interest           17,880      1,188,022
Others                                                    577,352        540,053
                                                     ------------   ------------
             Total                                   $ 27,691,527   $ 35,353,662
                                                     ============   ============

                       CINEMARK USA, INC. AND SUBSIDIARIES

12. CAPITAL STOCK

     Common and Preferred Stocks - Class A Common Stock shareholders have exclusive voting rights. Class B Common Stock shareholders have no voting rights except upon any proposed amendments to the articles of incorporation. However, they may convert their Class B Common Stock at their option to Class A Common Stock. In the event of any liquidation, the Class A and Class B Common Stock shareholders will be entitled to their pro rata share of assets remaining after any preferred stock shareholders have received their preferential amounts based on their respective shares held.

     The Company has 1,000,000 shares of preferred stock, $1.00 par value, authorized with none issued or outstanding. The rights and preferences of preferred stock will be determined by the Board of Directors at the time of issuance.

     Employee Stock Option Plan - Under terms of the Company's Employee Stock Option Plan, nonqualified options to purchase up to 10,685 shares of the Company's Class B Common Stock may be granted to key employees. All options vest and are exercisable over a period of five years from the date of grant and expire ten years from the date of grant. A summary of the Company's Employee Stock Option Plan activity and related information for the years ended December 31, 1999, 2000 and 2001 is as follows:

                                               1999                      2000                       2001
                                     -----------------------   ------------------------   ------------------------
                                                 Weighted                   Weighted                   Weighted
                                                  Average                    Average                    Average
                                     Shares   Exercise Price   Shares    Exercise Price   Shares    Exercise Price
                                     ------   --------------   ------    --------------   ------    --------------
Outstanding at January 1              7,121   $            1    7,121    $            1    6,138    $            1
Granted                                  --               --       --                --      258                 1
Forfeited                                --               --     (115)                1   (1,485)                1
Exercised                                --               --     (709)                1   (4,911)                1
Repurchased                              --               --     (159)                1       --                --
                                     ------   --------------   ------    --------------   ------    --------------
Outstanding at December 31            7,121   $            1    6,138    $            1       --    $           --
                                     ======   ==============   ======    ==============   ======    ==============

Options exercisable at December 31    6,449   $            1    5,782    $            1       --    $           --
                                     ======   ==============   ======    ==============   ======    ==============

     The Company repurchased options to purchase 159 shares of Class B Common Stock held by an employee in February 2000. The aggregate purchase price for such options was $266,166, of which $198,432 is included in salaries and wages expense. The Company believes that the market value of a share of Class B Common Stock on the date of grant for the 258 shares granted in November and December 2001 exceeded the option price by approximately $329. As a result, the Company accrued $84,882 for unearned compensation and began amortizing this noncash expense at a rate of $16,976 per year during the five year vesting period for the options granted. In December 2001, all remaining unvested options under this Plan, including the 258 options issued in 2001, were immediately vested and exercised with any unearned compensation recorded at that time.

                       CINEMARK USA, INC. AND SUBSIDIARIES

     Independent Director Stock Options - The Company has granted the unaffiliated directors of the Company options to purchase up to an aggregate of 800 shares of the Company's Class B Common Stock at an exercise price of $1.00 per share (the "Director Options"). The options vest five years from date of grant and expire ten years from the date of grant. A director's options are forfeited if the director resigns or is removed from the Board of Directors of the Company.

     A summary of the Company's Independent Directors Stock Option Plan activity and related information for the years ended December 31, 1999, 2000 and 2001 is as follows:


                                              1999                      2000                       2001
                                     -----------------------   -----------------------   ------------------------
                                                 Weighted                  Weighted                   Weighted
                                                  Average                   Average                    Average
                                     Shares   Exercise Price   Shares   Exercise Price   Shares    Exercise Price
                                     ------   --------------   ------   --------------   ------    --------------
Outstanding at January 1                800   $            1      800   $            1      800    $            1
Granted                                  --               --       --               --       --                --
Forfeited                                --               --       --               --       --                --
Exercised                                --               --       --               --     (200)                1
                                     ------   --------------   ------   --------------   ------    --------------
Outstanding at December 31              800   $            1      800   $            1      600    $            1
                                     ======   ==============   ======   ==============   ======    ==============

Options exercisable at December 31      600   $            1      600   $            1      400    $            1
                                     ======   ==============   ======   ==============   ======    ==============

     The weighted average remaining contractual life of the 600 options outstanding at December 31, 2001 is three years.

     Long-Term Incentive Plan - In November 1998, the Board approved a Long-Term Incentive Plan (the "Long Term Incentive Plan") under which the Compensation Committee of the Board of Directors, in its sole discretion, may grant employees incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, performance units, performance shares or phantom stock up to an aggregate of 9,794 shares of the Company's Class B Common Stock. The Compensation Committee has the discretion to set the exercise price and the term (up to ten years) of the options. All awards under the Long Term Incentive Plan vest at the rate of one-fifth of the total award per year beginning one year from the date of grant, subject to acceleration by the Compensation Committee. An employee's award under the Long Term Incentive Plan is forfeited if the employee is terminated for cause. Upon termination of the employee's employment with the Company, the Company has the option to repurchase the award at the fair market value of the shares of Class B Common Stock vested under such award provided that no public market exists for any class of Common Stock of the Company.

                       CINEMARK USA, INC. AND SUBSIDIARIES

     A summary of the Company's Long Term Incentive Stock Option Plan activity and related information for the years ended December 31, 1999, 2000 and 2001 is as follows:


                                               1999                      2000                       2001
                                     ------------------------   ------------------------   ------------------------
                                                  Weighted                   Weighted                   Weighted
                                                   Average                    Average                    Average
                                     Shares    Exercise Price   Shares    Exercise Price   Shares    Exercise Price
                                     ------    --------------   ------    --------------   ------    --------------
Outstanding at January 1              5,450    $        1,674    5,365    $        1,674    4,815    $        1,674
Granted                                  40             1,674       50             1,674    1,525               330
Forfeited                              (125)            1,674     (600)            1,674     (525)            1,674
Exercised                                --                --       --                --       --                --
                                     ------    --------------   ------    --------------   ------    --------------
Outstanding at December 31            5,365    $        1,674    4,815    $        1,674    5,815    $        1,322
                                     ======    ==============   ======    ==============   ======    ==============

Options exercisable at December 31      816    $        1,674    1,916    $        1,674    2,591    $        1,674
                                     ======    ==============   ======    ==============   ======    ==============

     The weighted average remaining contractual life of the 5,815 options outstanding at December 31, 2001 is seven years.

     The Company believes that the market value of a share of Class B Common Stock on the date of grant for the 40 options granted in January 1999 exceeded the option price by approximately $426. As a result, the Company accrued $17,040 for unearned compensation and has been amortizing this non-cash expense at a rate of $3,408 per year during the five year vesting period for the options granted. The Company believes the market value of a share of Class B Common Stock on the date of grant for the 50 options granted in January 2000 did not exceed the option price of $1,674 and thus no compensation expense was recorded. The Company believes the market value of a share of Class B Common Stock on the date of grant for the 1,525 options granted in December 2001 did not exceed the option price of $330 and thus no compensation expense was recorded. The long-term incentive options expire ten years from the date of grant.

     For all three option plans, the excess of the estimated fair market value of the stock at the dates of the grant over the exercise price is accounted for as additional paid-in-capital and as unearned compensation, which is amortized to operations over the vesting period. As a result of the above grants, unearned compensation of $17,040, $0 and $84,882 was recorded in 1999, 2000 and 2001, respectively. Compensation expense under these stock option plans was $1,049,176, $1,114,454 and $1,010,655 in 1999, 2000 and 2001, respectively, of which, $198,432 of the compensation expense recorded in 2000 reflected actual compensation expense (as opposed to non-cash amortization) paid out to an employee upon the repurchase of options by the Company.

     The Company applies APB Opinion 25 and related interpretations in accounting for the Company's stock option plans, as described below. Had compensation costs for the Company's stock option plans been determined based on the fair value at the date of grant for awards under the plans consistent with the method of Statement of Financial Accounting Standards ("SFAS") No. 123, utilizing the Black-Scholes option pricing model, the effect on income and earnings per share would not have changed significantly from the amounts presented in the financial statements.

'
                       CINEMARK USA, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


13. OTHER RELATED PARTY TRANSACTIONS

     In addition to transactions discussed in other notes to the financial statements, the following transactions with related companies are included in the Company's financial statements:


                                                               1999         2000         2001
                                                            ----------   ----------   ----------
Facility lease expense - theatre and equipment leases
with shareholder affiliates                                 $  295,171   $  268,101   $  272,341
Video game machine revenues - a subsidiary of an affiliate   2,679,490    2,714,817    2,558,693
Management fee revenues for property and theatre management     81,794      164,884      199,512

14. FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     The Company operates in a single business segment as a motion picture exhibitor. The Company is a multinational corporation with consolidated operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica and Colombia as of December 31, 2001. Revenues in the U.S. and Canada, Mexico, Brazil and other foreign countries for the years ended December 31 are as follows:


                               1999              2000              2001
                          --------------    --------------    --------------
Revenues

U.S. and Canada           $  556,592,053    $  597,913,928    $  644,095,881
Mexico                        56,123,717        61,907,651        77,266,984
Brazil                        39,971,020        60,740,586        62,188,321
Other foreign countries       60,601,933        66,593,322        71,101,287
Eliminations                    (684,527)         (891,630)         (994,005)
                          --------------    --------------    --------------
     Total                $  712,604,196    $  786,263,857    $  853,658,468
                          ==============    ==============    ==============

Long-lived assets in the U.S. and Canada, Mexico, Brazil and other foreign countries as of December 31 are as follows:

Long-Lived Assets

U.S. and Canada           $  746,317,091    $  735,698,077    $  667,881,369
Mexico                        61,202,181        69,110,248        78,036,408
Brazil                        60,792,003        68,294,098        62,080,875
Other foreign countries       65,647,784        77,032,297        58,407,765
                          --------------    --------------    --------------
               Total      $  933,959,059    $  950,134,720    $  866,406,417
                          ==============    ==============    ==============

                       CINEMARK USA, INC. AND SUBSIDIARIES

15. ASSET IMPAIRMENT LOSS

     The Company reviews long-lived assets, including goodwill, for impairment in conjunction with the preparation of the Company's quarterly consolidated financial statements and whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. The Company considers actual theatre level cash flow, future years budgeted theatre level cash flow, theatre property and equipment values, goodwill values, competitive theatres in the marketplace, the sharing of a market with other Company theatres, the age of a recently built theatre and other factors in its assessment of impairment of individual theatre assets. Assets are evaluated for impairment on an individual theatre basis or a group of theatres that share the same marketplace, which the Company's management believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use through the remainder of the theatre's useful life. The remainder of the useful life correlates with the available remaining lease period for leased properties and a period of twenty years for fee owned properties.

     The Company wrote down the assets of certain properties to their fair value by recording impairment charges of $3,720,390, $3,872,126 and $20,723,274 in 1999, 2000 and 2001, respectively. The impairment charges were recognized in the third and fourth quarters of 1999, the first, second, third, and fourth quarters of 2000 and the first and fourth quarters of 2001, respectively. All of the impairment charges recorded were in the U.S. except for an impairment charge of $1,712,750 recorded in Brazil in the fourth quarter of 2001.

16. LOSS ON SALE OF ASSETS AND OTHER

     The Company recorded a loss on sale of assets and other in the amount of $2,419,511, $912,298 and $12,407,696 in 1999, 2000, and 2001, respectively.
Included in loss on sale of assets and other in 2001 is a charge of $7,217,975 to write down one property to be disposed of in the U.S. to fair value and a charge of $1,471,947 to write down one property to be disposed of in Argentina to fair value.

CINEMARK USA, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE A
CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                           RESTRICTED       UNRESTRICTED
                                                             GROUP             GROUP          ELIMINATIONS      CONSOLIDATED
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                           $   19,186,456    $   31,012,767    $           --    $   50,199,223
     Inventories                                              2,620,952           701,080                           3,322,032
     Co-op advertising and other receivables                  5,345,112         6,754,509        (1,049,973)       11,049,648
     Income tax receivable                                     (774,891)        2,213,685                           1,438,794
     Prepaid expenses and other                               2,550,982           695,847                           3,246,829
                                                         --------------    --------------    --------------    --------------

        Total current assets                                 28,928,611        41,377,888        (1,049,973)       69,256,526

THEATRE PROPERTIES AND EQUIPMENT - net                      676,224,772       190,181,645                         866,406,417

OTHER ASSETS
     Goodwill - net                                           7,924,738         7,200,216                          15,124,954
     Investments in and advances to affiliates              166,938,389         2,677,677      (165,169,063)        4,447,003
     Deferred tax asset                                       3,716,206                --                           3,716,206
     Deferred charges and other - net                        28,862,726         8,729,918                          37,592,644
                                                         --------------    --------------    --------------    --------------

        Total other assets                                  207,442,059        18,607,811      (165,169,063)       60,880,807
                                                         --------------    --------------    --------------    --------------


TOTAL                                                    $  912,595,442    $  250,167,344    $ (166,219,036)   $  996,543,750
                                                         ==============    ==============    ==============    ==============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                   $    6,240,871    $   15,612,871    $           --    $   21,853,742
     Current income tax payable                                (182,298)          182,298                                  --
     Accounts payable                                        21,852,828         9,256,833                          31,109,661
     Accrued film rentals                                    18,889,758         4,691,720                          23,581,478
     Accrued interest                                        15,443,772           723,365                          16,167,137
     Accrued payroll                                         11,999,760         1,142,263                          13,142,023
     Accrued property taxes                                  12,364,648         1,664,343                          14,028,991
     Accrued other current liabilities                       14,324,848         6,197,361        (1,049,973)       19,472,236
                                                         --------------    --------------    --------------    --------------

        Total current liabilities                           100,934,187        39,471,054        (1,049,973)      139,355,268

LONG-TERM LIABILITIES
     Long-term debt, less current portion                   667,976,248        91,126,176                         759,102,424
     Deferred income taxes                                     (715,314)          715,314                                  --
     Deferred lease expenses                                 22,386,425           445,963                          22,832,388
     Deferred gain on sale leasebacks                         4,738,540                --                           4,738,540
     Deferred revenues and other long-term liabilities        7,682,349         2,141,863                           9,824,212
                                                         --------------    --------------    --------------    --------------

        Total long-term liabilities                         702,068,248        94,429,316                --       796,497,564

COMMITMENTS AND CONTINGENCIES (Note 10)                                                                                    --

MINORITY INTERESTS IN SUBSIDIARIES                            7,638,384        27,715,278                          35,353,662

SHAREHOLDERS' EQUITY
     Class A Common Stock                                            15                --                                  15
     Class B Common Stock                                    49,543,427        14,308,000       (14,308,000)       49,543,427
     Additional paid-in-capital                              11,759,484       150,861,063      (150,861,063)       11,759,484
     Unearned compensation - stock options                     (887,779)               --                            (887,779)
     Retained earnings (deficit)                             92,144,624       (47,448,325)                         44,696,299
     Treasury stock                                         (24,232,890)               --                         (24,232,890)
     Accumulated other comprehensive loss                   (26,372,258)      (29,169,042)                        (55,541,300)
                                                         --------------    --------------    --------------    --------------

        Total shareholders' equity                          101,954,623        88,551,696      (165,169,063)       25,337,256
                                                         --------------    --------------    --------------    --------------


TOTAL                                                    $  912,595,442    $  250,167,344    $ (166,219,036)   $  996,543,750
                                                         ==============    ==============    ==============    ==============

Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes.

CINEMARK USA, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE B
CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
YEAR ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                              RESTRICTED     UNRESTRICTED
                                                                GROUP            GROUP        ELIMINATIONS    CONSOLIDATED
REVENUES                                                    $ 703,711,233    $ 161,548,658    $ (11,601,423)  $ 853,658,468

COSTS AND EXPENSES
      Cost of operations                                      530,305,723      128,001,094      (11,601,423)    646,705,394
      General and administrative expenses                      34,766,091        7,923,547                       42,689,638
      Depreciation and amortization                            58,847,346       14,696,500                       73,543,846
      Asset impairment loss                                    19,010,524        1,712,750                       20,723,274
      Loss on sale of assets and other                          6,877,899        5,529,797                       12,407,696
                                                            -------------    -------------    -------------   -------------

      Total                                                   649,807,583      157,863,688      (11,601,423)    796,069,848

OPERATING INCOME                                               53,903,650        3,684,970               --      57,588,620

OTHER INCOME (EXPENSE)
      Interest expense                                        (55,598,945)     (12,769,347)              --     (68,368,292)
      Amortization of debt issue cost and debt discount        (1,024,475)      (1,537,853)                      (2,562,328)
      Interest income                                             500,584          991,908               --       1,492,492
      Foreign currency exchange gain (loss)                       379,598       (2,356,577)              --      (1,976,979)
      Equity in loss of affiliates                             (4,415,744)         (56,239)                      (4,471,983)
      Minority interests in (income) loss of subsidiaries      (1,456,088)       1,618,661                          162,573
                                                            -------------    -------------    -------------   -------------

      Total                                                   (61,615,070)     (14,109,447)              --     (75,724,517)
                                                            -------------    -------------    -------------   -------------

LOSS BEFORE INCOME TAXES                                       (7,711,420)     (10,424,477)              --     (18,135,897)

INCOME TAX BENEFIT                                            (13,917,594)        (197,035)              --     (14,114,629)
                                                            -------------    -------------    -------------   -------------

NET INCOME (LOSS)                                           $   6,206,174    $ (10,227,442)   $          --   $  (4,021,268)
                                                            =============    =============    =============   =============

Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes.

CINEMARK USA, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE C
CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
YEAR ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                                  RESTRICTED     UNRESTRICTED
                                                                    GROUP           GROUP        ELIMINATIONS   CONSOLIDATED
                                                                 ------------    ------------    ------------   ------------
OPERATING ACTIVITIES
      Net income (loss)                                          $  6,206,174    $(10,227,442)   $         --   $ (4,021,268)

      Noncash items in net income (loss):
          Depreciation                                             56,595,579      14,382,729                     70,978,308
          Amortization of goodwill and other assets                 2,251,767         313,771                      2,565,538
          Amortization of gain on sale leasebacks                    (365,921)             --                       (365,921)
          Amortization of foreign advanced rents                    1,539,678         805,417                      2,345,095
          Amortization of debt discount and premium                   (28,508)                                       (28,508)
          Amortized compensation - stock options                    1,010,655              --                      1,010,655
          Loss on impairment of assets                             19,010,524       1,712,750                     20,723,274
          Loss on sale of assets and other                          6,877,899       5,529,797                     12,407,696
          Deferred lease expenses                                   2,377,275         (20,134)                     2,357,141
          Deferred income tax expenses                            (19,308,811)        760,927                    (18,547,884)
          Equity in (income) loss of affiliates                     4,415,744          56,239                      4,471,983
          Minority interests in income (loss) of subsidiaries       1,456,088      (1,618,661)                      (162,573)
          Common Stock issued for options exercised,
            including tax benefit                                  (1,375,510)             --                     (1,375,510)
      Cash provided by (used for) operating working capital       (18,991,736)      8,292,992                    (10,698,744)
                                                                 ------------    ------------    ------------   ------------

               Net cash provided by operating activities           61,670,897      19,988,385              --     81,659,282

INVESTING ACTIVITIES
      Additions to theatre properties and equipment               (24,980,586)    (15,371,094)                   (40,351,680)
      Sale of theatre properties and equipment                      6,613,942         254,011                      6,867,953
      Decrease (increase) in other assets, investments in and
          advances to affiliates                                   (2,134,785)      7,282,011                      5,147,226
                                                                 ------------    ------------    ------------   ------------

          Net cash used for investing activities                  (20,501,429)     (7,835,072)             --    (28,336,501)

FINANCING ACTIVITIES
      Increase in long-term debt                                   84,522,270       8,714,169                     93,236,439
      Reductions of long-term debt                               (107,791,392)    (14,783,116)                  (122,574,508)
      Minority investment in subsidiaries, net                         91,722       7,732,986                      7,824,708
                                                                 ------------    ------------    ------------   ------------

          Net cash provided by (used for) financing activities    (23,177,400)      1,664,039              --    (21,513,361)

EFFECT OF EXCHANGE RATE CHANGES
      ON CASH AND CASH EQUIVALENTS                                   (441,960)     (1,008,231)                    (1,450,191)
                                                                 ------------    ------------    ------------   ------------

INCREASE IN CASH AND CASH EQUIVALENTS                              17,550,108      12,809,121              --     30,359,229

CASH AND CASH EQUIVALENTS:
      Beginning of period                                           1,636,348      18,203,646                     19,839,994
                                                                 ------------    ------------    ------------   ------------

      End of period                                              $ 19,186,456    $ 31,012,767    $         --   $ 50,199,223
                                                                 ============    ============    ============   ============

Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2002                  CINEMARK USA, INC.




                                       BY: /s/ Alan W. Stock
                                          --------------------------------------
                                          Alan W. Stock, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               Name                                            Title                                Date
               ----                                            -----
/s/ Lee Roy Mitchell                              Chairman of the Board of Directors            March 27, 2002
---------------------------------------           and Chief Executive Officer
Lee Roy Mitchell

/s/ Tandy Mitchell                                Director                                      March 27, 2002
---------------------------------------
Tandy Mitchell

/s/ Alan W. Stock                                 Director                                      March 27, 2002
---------------------------------------
Alan W. Stock

/s/ Robert Copple                                 Senior Vice President and Treasurer           March 27, 2002
---------------------------------------           (Chief Financial and Accounting
Robert Copple                                     Officer); Director

/s/ W. Bryce Anderson                             Director                                      March 27, 2002
---------------------------------------
W. Bryce Anderson

/s/ Heriberto Guerra                              Director                                      March 27, 2002
---------------------------------------
Heriberto Guerra

/s/ James A. Stern                                Director                                      March 27, 2002
---------------------------------------
James A. Stern

/s/ James L. Singleton                            Director                                      March 27, 2002
---------------------------------------
James L. Singleton

/s/ William Spiegel                               Director                                      March 27, 2002
---------------------------------------
William Spiegel

/s/ Denny Rydberg                                 Director                                      March 27, 2002
---------------------------------------
Denny Rydberg



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

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       FOR

                               CINEMARK USA, INC.

                              FOR FISCAL YEAR ENDED
                                DECEMBER 31, 2001

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

10.9(j)          Note of the Company dated as of February 12, 1998 in the original        Exhibit 10.9(j) to the
                 principal amount of $30,000,000 payable to the order of Bank of          Company's Annual
                 Nova Scotia                                                              Report (file 333-45417,
                                                                                          333-11895 and 33-
                                                                                          47040) on Form 10K
                                                                                          filed March 27, 1998

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

10.9(q)          First Amendment to Second Amended and Restated Credit                    Exhibit 10.9(q) to the
                 Agreement dated as of February 12, 1998 among the Banks and the          Company's Annual
                 Agent                                                                    Report (file 333-45417,
                                                                                          333-11895 and 33-
                                                                                          47040) on Form 10K
                                                                                          filed March 27, 1998

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

10.9(t)          Third Amendment to Second Amended and Restated Credit                    Exhibit 10.9(t) to the
                 Agreement dated as of February 12, 1998 among the Banks and the          Company's Annual
                 Agent                                                                    Report (file 33-47040)
                                                                                          on Form 10K filed
                                                                                          March 31, 1999

10.9(u)          Pledge Agreement dated as of January 27, 1999 between Cinemark           Page _____
                 Mexico (USA), Inc. and the Banks, with the acknowledgment of
                 Cinemark de Mexico, S.A. de C.V.

                                                                                          PAGE NUMBER OR
EXHIBIT                                                                                   INCORPORATION BY
NUMBER           DESCRIPTION                                                              REFERENCE TO
------           -----------                                                              ------------
10.9(v)          First Amendment to Pledge Agreement between Cinemark Mexico              Page _____
                 (USA), Inc. and the Banks, with the acknowledgment of Cinemark de Mexico, S.A. de C.V., dated as of May 30, 2001

10.9(w)          Second Amendment to Pledge Agreement between Cinemark                    Page _____
                 Mexico (USA), Inc. and the Banks, with the acknowledgment of
                 Cinemark de Mexico, S.A. de C.V., dated as of September 26, 2001

10.9(x)          Pledge Agreement dated as of September 28, 2001 between                  Page _____
                 Cinemark Mexico (USA), Inc. and the Banks, with the
                 acknowledgment of Cinemark Holdings Mexico, S. de R.L. de C.V.

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

10.11(d)         First Amendment to Credit Agreement dated September 29, 2000             Exhibit 10.11(d) to the
                 between Cinemark Mexico (USA), Inc., Bank of America N.A. and            Company's Annual
                 the Financial Institutions party thereto                                 Report (file 33-47040)
                                                                                          on Form 10K filed
                                                                                          March 26, 2001

                                                                                          PAGE NUMBER OR
EXHIBIT                                                                                   INCORPORATION BY
NUMBER           DESCRIPTION                                                              REFERENCE TO
------           -----------                                                              ------------
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

10.13(a)         Credit Agreement dated September 11, 1998 between Cinemark               Exhibit 10.13(a) to the
                 Investments Corporation, Bank of America National Trust and              Company's Annual
                 Savings Association, as Administrative Agent, NationsBank, N.A.,         Report (file 33-47040)
                 as Syndication Agent, and the other financial institutions party         on Form 10K filed
                 thereto                                                                  March 31, 1999

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

10.15(a)         Loan Agreement dated December 15, 2000 between Cinema                    Exhibit 10.15(a) to the
                 Properties, Inc. and Lehman Brothers Bank, FSB                           Company's Annual
                                                                                          Report (file 33-47040)
                                                                                          on Form 10K filed
                                                                                          March 26, 2001

10.15(b)         Promissory Note of Cinema Properties, Inc. dated as of December          Exhibit 10.15(b) to the
                 15, 2000 in the original principal amount of $77,000,000 payable to      Company's Annual
                 the order of Lehman Brothers Bank, FSB                                   Report (file 33-47040)
                                                                                          on Form 10K filed
                                                                                          March 26, 2001

12               Calculation of Earnings to Fixed Charges.                                Page ______

21               Subsidiaries of the Registrant                                           Page ______