Form 10-Q
period 2002-03-31
CINEMARK USA INC /TX
filed 2002-05-15
CIK 885975

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002


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

                                 Yes X No ____








        As of May 15, 2002, 1,500 shares of Class A Common Stock and 185,657 shares of Class B Common Stock (including 3,009 shares of Class B Common Stock exercisable within 60 days of such date) were outstanding.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                                      Index

                                                                            Page
                                                                            ----
PART I         FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets
                   as of March 31, 2002 (unaudited)
                   and December 31, 2001                                     3

               Condensed Consolidated Statements of Operations
                   (unaudited) for the three month periods
                   ended March 31, 2002 and 2001                             4

               Condensed Consolidated Statements of Cash
                   Flows (unaudited) for the three month
                   periods ended March 31, 2002 and 2001                     5

               Notes to Condensed Consolidated Financial
                   Statements (unaudited)                                    6

      Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                                12

      Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk                                         20


PART II        OTHER INFORMATION

      Item 1.  Legal Proceedings                                             22

      Item 2.  Changes in Securities and Use of Proceeds                     22

      Item 3.  Defaults Upon Senior Securities                               22

      Item 4.  Submission of Matters to a Vote of Security Holders           22

      Item 5.  Other Information                                             22

      Item 6.  Exhibits and Reports on Form 8-K                              22


SIGNATURES                                                                   26

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       CINEMARK USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,           December 31,
                                                                                      2002                 2001
                                                                                  (Unaudited)
                                                                                ------------------------------------
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                    $   59,437,502       $   50,199,223
   Inventories                                                                       3,433,246            3,322,032
   Co-op advertising and other receivables                                          10,886,318           11,049,648
   Income tax receivable                                                             7,890,977            1,438,794
   Prepaid expenses and other                                                        3,224,980            3,246,829
                                                                                ------------------------------------
      Total current assets                                                          84,873,023           69,256,526

THEATRE PROPERTIES AND EQUIPMENT                                                 1,196,315,287        1,201,334,337
   Less accumulated depreciation and amortization                                 (349,849,591)        (334,927,920)
                                                                                ------------------------------------
      Theatre properties and equipment - net                                       846,465,696          866,406,417

OTHER ASSETS
   Goodwill - net                                                                   11,240,945           15,124,954
   Investments in and advances to affiliates                                         3,210,382            4,447,003
   Deferred tax asset                                                                      -              3,716,206
   Deferred charges and other - net                                                 32,239,269           37,592,644
                                                                                ------------------------------------
      Total other assets                                                            46,690,596           60,880,807
                                                                                ------------------------------------

TOTAL                                                                           $  978,029,315       $  996,543,750
                                                                                ====================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt                                            $   59,126,699       $   21,853,742
   Accounts payable and accrued expenses                                            92,064,347          117,501,526
                                                                                ------------------------------------
      Total current liabilities                                                    151,191,046          139,355,268

LONG-TERM LIABILITIES
   Senior credit agreements                                                        344,244,081          378,914,750
   Senior subordinated notes                                                       380,180,547          380,187,674
   Deferred lease expenses                                                          23,286,590           22,832,388
   Deferred gain on sale leasebacks                                                  4,647,060            4,738,540
   Deferred income taxes                                                             6,700,171                  -
   Deferred revenues and other long-term liabilities                                 8,877,575            9,824,212
                                                                                ------------------------------------
      Total long-term liabilities                                                  767,936,024          796,497,564

MINORITY INTERESTS IN SUBSIDIARIES                                                  36,442,960           35,353,662

SHAREHOLDERS' EQUITY
   Class A Common Stock, $.01 par value: 10,000,000 shares
      authorized, 1,500 shares issued and outstanding                                       15                   15
   Class B Common Stock, no par value: 1,000,000 shares
      authorized, 239,893 shares issued and outstanding                             49,543,427           49,543,427
   Additional paid-in-capital                                                       11,759,484           11,759,484
   Unearned compensation - stock options                                              (777,410)            (887,779)
   Retained earnings                                                                51,638,473           44,696,299
   Treasury stock, 57,245 Class B shares at cost                                   (24,232,890)         (24,232,890)
   Accumulated other comprehensive loss                                            (65,471,814)         (55,541,300)
                                                                                ------------------------------------
      Total shareholders' equity                                                    22,459,285           25,337,256
                                                                                ------------------------------------

TOTAL                                                                           $  978,029,315       $  996,543,750
                                                                                ====================================

See Notes to Condensed Consolidated Financial Statements

                       CINEMARK USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                      2002                 2001
                                                                                ------------------------------------

REVENUES
   Admissions                                                                   $  146,411,564       $  127,838,738
   Concession                                                                       69,286,218           57,843,747
   Other                                                                            11,004,324           10,387,587
                                                                                ------------------------------------
         Total                                                                     226,702,106          196,070,072

COSTS AND EXPENSES
   Cost of operations:
      Film rentals and advertising                                                  74,962,492           65,308,423
      Concession supplies                                                           11,981,820           10,272,880
      Salaries and wages                                                            22,550,434           21,478,604
      Facility leases                                                               29,149,610           28,791,406
      Utilities and other                                                           28,607,876           26,687,718
                                                                                ------------------------------------
         Total cost of operations                                                  167,252,232          152,539,031

   General and administrative expenses                                              10,476,106            9,842,940
   Depreciation and amortization                                                    17,166,781           16,608,564
   Asset impairment loss                                                               558,398              450,000
   Loss on sale of assets and other                                                    539,192              110,914
                                                                                ------------------------------------
         Total                                                                     195,992,709          179,551,449

OPERATING INCOME                                                                    30,709,397           16,518,623

OTHER INCOME (EXPENSE)
   Interest expense                                                                (14,740,312)         (19,262,230)
   Amortization of debt issue cost and debt discount                                  (634,795)            (643,128)
   Interest income                                                                     483,339              369,644
   Foreign currency exchange loss                                                     (220,997)          (1,152,129)
   Equity in income (loss) of affiliates                                               116,741              (37,678)
   Minority interests in (income) loss of subsidiaries                                (876,471)             119,890
                                                                                ------------------------------------
         Total                                                                     (15,872,495)         (20,605,631)
                                                                                ------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                                        14,836,902           (4,087,008)

Income taxes (benefit)                                                               4,504,949           (1,424,490)
                                                                                ------------------------------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
   OF AN ACCOUNTING CHANGE                                                          10,331,953           (2,662,518)

Cumulative effect of a change in accounting principle, net of income tax
   benefit of $0.                                                                   (3,389,779)                 -
                                                                                ------------------------------------

NET INCOME (LOSS)                                                               $    6,942,174       $   (2,662,518)
                                                                                ====================================

EARNINGS (LOSS) PER SHARE:
   Basic:
      Income (loss) before accounting change                                    $        56.11       $       (14.87)
      Cumulative effect of an accounting change                                         (18.41)                  -
                                                                                ------------------------------------
      Net income (loss)                                                         $        37.70       $       (14.87)
                                                                                ====================================

   Diluted:
      Income (loss) before accounting change                                    $        55.61       $       (14.87)
      Cumulative effect of an accounting change                                         (18.24)                  -
                                                                                ------------------------------------
      Net income (loss)                                                         $        37.37       $       (14.87)
                                                                                ====================================

See Notes to Condensed Consolidated Financial Statements

                       CINEMARK USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                      2002                 2001
                                                                                ------------------------------------
OPERATING ACTIVITIES
   Net income (loss)                                                            $   6,942,174        $   (2,662,518)

   Noncash items in net income (loss):
      Depreciation                                                                 16,957,553            15,918,706
      Amortization of goodwill and other assets                                       209,228               689,858
      Amortization of foreign advanced rents                                          497,963               690,048
      Amortized compensation - stock options                                          110,369               206,860
      Amortization of gain on sale leasebacks                                         (91,480)              (91,481)
      Amortization of debt discount and premium                                        (7,127)               (7,127)
      Loss on impairment of assets                                                    558,398               450,000
      Loss on sale of assets and other                                                539,192               110,914
      Deferred lease expenses                                                         454,202               554,281
      Deferred income tax expenses                                                 10,416,377            (2,139,418)
      Equity in (income) loss of affiliates                                          (116,741)               37,678
      Minority interests in income (loss) of subsidiaries                             876,471              (119,890)
      Cumulative effect of an accounting change                                     3,389,779                   -

   Cash provided by (used for) operating working capital:
      Inventories                                                                    (111,214)              287,591
      Co-op advertising and other receivables                                         163,330            (1,988,336)
      Prepaid expenses and other                                                       21,849               134,048
      Accounts payable and accrued expenses                                       (26,383,816)          (37,280,920)
      Income tax receivable/payable                                                (6,452,183)             (223,595)
                                                                                ------------------------------------

         Net cash provided by (used for) operating activities                       7,974,324           (25,433,301)

INVESTING ACTIVITIES
   Additions to theatre properties and equipment                                   (8,656,770)           (6,604,114)
   Sale of theatre properties and equipment                                         1,504,441             3,159,517
   Decrease in investments in and advances to affiliates                            1,353,362               405,539
   Decrease in deferred charges and other                                           4,582,016             3,600,899
                                                                                ------------------------------------

      Net cash provided by (used for) investing activities                         (1,216,951)              561,841

FINANCING ACTIVITIES
   Increase in long-term debt                                                      17,772,828            34,192,808
   Decrease in long-term debt                                                     (15,170,540)           (2,220,484)
   Minority investment in subsidiaries, net                                           212,827            (1,867,169)
                                                                                ------------------------------------

      Net cash provided by financing activities                                     2,815,115            30,105,155

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                  (334,209)             (151,653)
                                                                                ------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                               9,238,279             5,082,042

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                             50,199,223            19,839,994
                                                                                ------------------------------------
   End of period                                                                $  59,437,502        $   24,922,036
                                                                                ====================================

See Notes to Condensed Consolidated Financial Statements

                       CINEMARK USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  The Company and Basis of Presentation

        Cinemark USA, Inc. and its subsidiaries (the "Company") is a world leader in the motion picture exhibition industry and owns or leases and operates motion picture theatres in 33 states, Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Colombia and the United Kingdom. The Company operates 3,014 screens in 278 theatres and manages an additional 7 theatres (58 screens) at March 31, 2002.

        The condensed consolidated financial statements have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these interim financial statements reflect all adjustments (which, except for the cumulative effect of an accounting change, include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The condensed consolidated financial statements include the accounts of Cinemark USA, Inc. and its subsidiaries. Majority-owned subsidiaries that the Company controls are consolidated while those subsidiaries of which the Company owns between 20% and 50% and does not control are accounted for as affiliates under the equity method. The results of these subsidiaries and affiliates are included in the financial statements effective with their formation or from their dates of acquisition. Significant intercompany balances and transactions are eliminated in the consolidation. Certain reclassifications have been made to March 31, 2001 and December 31, 2001 amounts to conform to the March 31, 2002 presentation.

        These financial statements should be read in conjunction with the audited annual financial statements and the notes thereto for the year ended December 31, 2001, included in the Annual Report filed March 27, 2002 on Form 10-K by the Company under the Securities Exchange Act of 1934. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results to be achieved for the full year.

2.  Earnings (Loss) Per Share

        Earnings (loss) per share are computed using the weighted average number of shares of Class A and Class B Common Stock outstanding during each period. The following table sets forth the computation of basic and diluted earnings
(loss) per share.

                                                                                                      Three Months Ended
                                                                                                           March 31,
                                                                                                           ---------
                                                                                                     2002             2001
                                                                                                     ----             ----
        Income (loss) before cumulative effect of an accounting change                           $10,331,953      $(2,662,518)
                                                                                                 ===========      ============

        Basic:
        Weighted average Common shares outstanding                                                   184,148           179,037
                                                                                                 ===========      ============

        Income (loss) before cumulative effect of an accounting change per Common share               $56.11          $(14.87)
                                                                                                 ===========      ============
        Diluted:
        Weighted average Common shares outstanding                                                   184,148           179,037
        Common equivalent shares for stock options                                                     1,651               -
                                                                                                 -----------      ------------
        Weighted average Common and Common equivalent shares outstanding                             185,799           179,037
                                                                                                 ===========      ============

        Income (loss) before cumulative effect of an accounting change per Common and
           Common equivalent share                                                                    $55.61          $(14.87)
                                                                                                 ===========      ============

        Basic income (loss) per share is computed by dividing the income (loss) by the weighted average number of shares of Common Stock of all classes outstanding during the period. Diluted income (loss) per share is computed by dividing the income (loss) by the weighted average number of shares of Common Stock and potential Common Stock outstanding using the treasury stock method. The dilutive effect of the options to purchase Common Stock is excluded from the computation of diluted income (loss) per share if their effect is antidilutive. At March 31, 2001, 11,753 options to purchase Common Stock have been excluded from the diluted income (loss) per share calculation as their effect would have been antidilutive.

3.  Comprehensive Income (Loss)

        Statement of Financial Accounting Standards (SFAS) No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components in the financial statements. The following components are reflected in the Company's comprehensive income (loss):

                                                             Three Months Ended
                                                                  March 31,
                                                                  ---------
                                                           2002              2001
                                                           ----              ----
        Net income (loss)                              $ 6,942,174       $(2,662,518)
        Foreign currency translation adjustment         (9,930,514)       (3,063,383)
                                                       ------------      ------------
        Comprehensive loss                             $(2,988,340)      $(5,725,901)
                                                       ============      ============

4.  Foreign Currency Translation

        The accumulated other comprehensive loss in shareholders' equity of $65,471,814 and $55,541,300 at March 31, 2002 and December 31, 2001,
respectively, primarily relates to the unrealized adjustments from translating the financial statements of Cinemark Argentina, S.A., Cinemark Brasil, S.A., Cinemark Chile, S.A. and Cinemark de Mexico, S.A. de C.V. into U.S. dollars.

        During the majority of 2001, the country of Argentina utilized the peso as its functional currency with it pegged at a rate of 1.0 peso to the U.S. dollar. As a result of economic turmoil which began in December 2001, the Argentine government announced several restrictions on currency conversions in early January 2002 as part of a "Public Emergency Bill and Amendment of Convertibility Law" ("Convertibility Law"). The Convertibility Law set forth a dual exchange rate system with a "commercial rate" and a "market rate" established. The commercial rate of 1.4 pesos to the U.S. dollar was to be utilized to settle all exports and certain essential imports. The market rate traded for the first time on January 11, 2002 and closed at a rate of 1.7 pesos to the U.S. dollar. As a result, the effect of translating the December 31, 2001 peso balances for assets and liabilities into U.S. dollars at the first known free-floating market rate as of January 11, 2002 (1.7 pesos to the U.S. dollar) was reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction of shareholders' equity in the amount of $19.1 million at December 31, 2001. Income and expense accounts from January through November 2001 were converted into U.S. dollars at the exchange rate of 1.0 peso to the U.S. dollar and income and expense accounts in December 2001 were converted into U.S. dollars at the exchange rate of 1.7 pesos to the U.S. dollar. On January 14, 2002, the Argentine government unified the commercial rate and the market rate into one floating rate which is presently in use. At March 31, 2002, the floating rate was 3.0 pesos to the U.S. dollar. As a result, the effect of translating the March 31, 2002 peso balances for assets and liabilities into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an additional reduction of shareholders' equity in the amount of $11.1 million at March 31, 2002. Income and expense accounts from January through March 2002 were converted into U.S. dollars at the prevailing average floating rate for each of those three months.

        In 2001 and 2002, all foreign countries where the Company has operations, including Argentina, were deemed non-highly inflationary. Thus, any fluctuation in the currency results in the Company recording a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase or reduction to shareholders' equity.

5.  Supplemental Cash Flow Information

        The following is provided as supplemental information to the condensed consolidated statements of cash flows:

                                                Three Months Ended
                                                     March 31,
                                                     ---------
                                               2002             2001
                                               ----             ----
        Cash paid for interest             $23,270,639      $28,295,479
        Cash paid for income taxes             764,884          796,030

6.  Financial Information About Geographic Areas

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

                                              Three Months Ended
                                                   March 31,
                                                   ---------
        Revenues                            2002              2001
        --------                            ----              ----
        U.S. and Canada                $169,061,159      $143,422,703
        Mexico                           22,051,762        16,750,662
        Brazil                           19,328,049        17,550,195
        Other foreign countries          16,547,126        18,560,844
        Eliminations                       (285,990)         (214,332)
                                       -------------     -------------
        Total                          $226,702,106      $196,070,072
                                       =============     =============

        Long-lived assets in the United States and Canada, Mexico, Brazil and other foreign countries as of March 31 are as follows:

                                                  March 31,
                                                  ---------
        Long-Lived Assets                  2002              2001
        -----------------                  ----              ----
        U.S. and Canada                $656,610,712      $723,090,096
        Mexico                           77,439,104        70,836,242
        Brazil                           63,085,245        62,468,150
        Other foreign countries          49,330,635        77,793,479
                                       ------------      ------------
        Total                          $846,465,696      $934,187,967
                                       ============      ============

7.  Accounting for Derivative Instruments and Hedging Activities

        The Company's condensed consolidated balance sheets as of March 31, 2002 and December 31, 2001 include an interest rate cap agreement recorded at its fair value of $0.9 million and $1.1 million, respectively. This derivative asset is recorded as a component of deferred charges and other on the Company's condensed consolidated balance sheets. For the three month periods ended March 31, 2002 and 2001, a loss of $0.2 million and $0.7 million, respectively, has been recorded as a component of interest expense in the condensed consolidated statements of operations to recognize the decrease in the fair value of the derivative asset.

8.  Accounting for Amortization of Goodwill and Other Intangible Assets

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". This statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.

        The Company's goodwill at December 31, 2001 was as follows:

                                    Gross Carrying      Accumulated       Net Goodwill
              Goodwill                  Amount          Amortization         Amount
              --------                  ------          ------------         ------
        U.S. operations                $ 9,313,165      $(4,004,427)       $ 5,308,738
        Argentina operations             5,162,418         (893,308)         4,269,110
        Chile operations                 3,663,883         (732,777)         2,931,106
        Peru operations                  3,270,000         (654,000)         2,616,000
                                       -----------      ------------       -----------
                                       $21,409,466      $(6,284,512)       $15,124,954
                                       ===========      ============       ===========

        The adoption of this accounting pronouncement resulted in the aggregate write down of goodwill to fair value as a cumulative effect of a change in accounting principle on January 1, 2002 as follows:

        U.S. operations             $    27,226
        Argentina operations          3,298,385
                                    -----------
                                     $3,325,611
                                    ===========

        The Company has recorded an additional impairment of goodwill in the amount of $558,398 in the three month period ended March 31, 2002 (recorded as a component of asset impairment loss in the condensed consolidated statement of operations). The additional impairment of goodwill relates to a further write-down of goodwill to fair value associated with the Company's Argentina operations which continue to be impacted by the economic turmoil in the country. Fair value for this goodwill reporting unit was estimated based on a multiple of estimated cash flows for each of the individual Argentina properties. No additional goodwill was acquired in the three month period ended March 31, 2002.

        The Company's other intangible assets (included in deferred charges and other on the Company's condensed consolidated balance sheet) at December 31, 2001 were as follows:

                                          Gross Carrying      Accumulated       Net Intangible
          Other Intangible Assets             Amount          Amortization       Asset Amount
          -----------------------             ------          ------------       ------------
        Capitalized licensing fees            $9,000,000        $(566,666)          $8,433,334
        Trademarks                               147,919          (83,751)              64,168
        Non-compete fee                           72,403          (64,876)               7,527
        Other intangible assets                   40,406          (24,243)              16,163
                                              ----------        ----------          ----------
                                              $9,260,728        $(739,536)          $8,521,192
                                              ==========        ==========          ==========


        The adoption of this accounting pronouncement resulted in the aggregate write down of other intangible assets with indefinite useful lives to fair value as a cumulative effect of a change in accounting principle on January 1, 2002 as follows:

        Trademarks         $64,168
                           -------
                           $64,168
                           =======

        The Company's other intangible assets have indefinite useful lives remaining but were not written down on January 1, 2002 since they are presently recorded at or below their fair value. The Company's capitalized licensing fees have a definite useful life and thus are continuing to be amortized over the remaining useful life period. The Company's non-compete fee has a definite useful life and thus is continuing to be amortized over the remaining useful life period.

        The Company's other intangible assets at March 31, 2002 are as follows:

                                              Gross Carrying      Accumulated       Net Intangible
        Other Intangible Assets                   Amount          Amortization       Asset Amount
        -----------------------                   ------          ------------       ------------
        Amortized Intangible Assets:
        Capitalized licensing fees                $9,000,000        $(691,666)          $8,308,334
        Non-compete fee                               72,403          (68,103)               4,300
                                                  ----------        ----------          ----------
                                                  $9,072,403        $(759,769)          $8,312,634
                                                  ==========        ==========          ==========

        Unamortized Intangible Assets:
        Trademarks                                  $147,919        $(147,919)             $     -
        Other intangible assets                       40,406          (24,243)              16,163
                                                    --------        ----------             -------
                                                    $188,325        $(172,162)             $16,163
                                                    ========        ==========             =======

        Aggregate Amortization Expense:
        For the three month period ended March 31, 2002              $209,228
                                                                     ========

        Aggregate amortization expense for the three month period ended March 31, 2002 consists of $128,227 of amortization of other intangible assets and $81,001 of amortization of other assets (both of which are included in deferred charges and other on the Company's condensed consolidated balance sheet).

        Estimated Amortization Expense:
        For the year ended December 31, 2002        $507,527
        For the year ended December 31, 2003         500,000
        For the year ended December 31, 2004         500,000
        For the year ended December 31, 2005         500,000
        For the year ended December 31, 2006         500,000

        The Company's non-compete fee will be fully amortized by December 31, 2002.

        The impact on net income (loss) and earnings (loss) per share related to the adoption of this accounting pronouncement is as follows:

                                                                         Three Months Ended
                                                                             March 31,
                                                                             ---------
                                                                       2002             2001
                                                                       ----             ----
        Reported net income (loss)                                 $ 6,942,174      $(2,662,518)
        Add back: Cumulative effect of an accounting change          3,389,779                -
        Add back: Goodwill amortization                                      -          359,046
        Add back: Other intangible asset amortization                        -            8,382
                                                                   -----------      ------------
        Adjusted net income (loss)                                 $10,331,953      $(2,295,090)
                                                                   ===========      ============

        Basic earnings (loss) per share:
        Reported net income (loss)                                      $37.70          $(14.87)
        Add back: Cumulative effect of an accounting change              18.41                -
        Add back: Goodwill amortization                                      -             2.01
        Add back: Other intangible asset amortization                        -              .04
                                                                        ------          --------
        Adjusted net income (loss)                                      $56.11          $(12.82)
                                                                        ======          ========

        Diluted earnings (loss) per share:
        Reported net income (loss)                                      $37.37          $(14.87)
        Add back: Cumulative effect of an accounting change              18.24                -
        Add back: Goodwill amortization                                      -             2.01
        Add back: Other intangible asset amortization                        -              .04
                                                                        ------          --------
        Adjusted net income (loss)                                      $55.61          $(12.82)
                                                                        ======          ========

9.  New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". This statement requires the establishment of a liability for an asset retirement obligation. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently considering the impact, if any, that this statement will have on the consolidated financial statements.

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of", and portions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements". This statement generally conforms, among other things, impairment accounting for assets to be disposed of including those in discontinued operations and eliminates the exception to consolidation for which control is likely to be temporary. This statement became effective for the Company on January 1, 2002. The adoption of this statement did not have a material effect on the consolidated financial statements.

        In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires, among other things, that gains and losses on the early extinguishment of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishment of debt are effective for fiscal years beginning after May 15, 2002. The Company is currently considering the impact, if any, that this statement will have on the consolidated financial statements.

10.  Related Party Transactions

        During 2001, Cinemark Brasil, S.A. received additional capital from its Brazilian shareholders in an aggregate amount equal to approximately $11.0 million (US dollar equivalent) in exchange for shares of common stock of Cinemark Brasil, S.A. The contributions were made in July in the aggregate amount of $5.0 million (US dollar equivalent) and in November in the aggregate amount of $6.0 million (US dollar equivalent). The additional capital will be used to fund development in Brazil and to reduce Cinemark Brasil, S.A.'s outstanding indebtedness. After giving effect to the additional issuance of common stock, Cinemark International's ownership interest was diluted to approximately 53%. As part of the additional capitalization, the Company agreed to give the Brazilian partners an option to exchange shares they own in Cinemark Brasil, S.A. for shares of the class of the Company's common stock which is registered in an initial public offering under the Securities Act of 1933, as amended, occurring at any time prior to December 31, 2007. If the Brazilian partners exercise their exchange option, the Company will obtain appraisals from independent investment banks of the fair market value of the Company and of Cinemark Brasil, S.A. The number of shares to be issued will be determined by multiplying the number of shares of common stock owned by each Brazilian partner by a fraction, the numerator of which is equal to the appraised value per share of Cinemark Brasil, S.A. and the denominator of which is equal to the appraised value per share of the Company's common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is an analysis of the financial condition and results of operations of the Company. This analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this report.

Overview

        The Company's revenues are generated primarily from box office receipts, concession sales and screen advertising sales. Revenues are recognized when admissions and concession sales are received at the box office and screen advertising is shown at the theatres. The Company's revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the commercial appeal of the films released during the period reported. Additional revenues related to theatre operations are generated from vendor marketing programs, pay phones, ATM machines and electronic video games installed in video arcades located in some of the Company's theatres.

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

Critical Accounting Policies

        We prepare the condensed consolidated financial statements of the Company in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Results of Operations

        The  following  table  sets  forth,  for  the  periods  indicated,   the
percentage of total revenues represented by certain items reflected in the Company's condensed consolidated statements of operations.

                                                                                % of Revenues
                                                                              Three Months Ended
                                                                                   March 31,
                                                                                   ---------
                                                                               2002        2001
                                                                               ----        ----
        Revenues
          Admissions                                                           64.6%       65.2%
          Concession                                                           30.6        29.5
          Other                                                                 4.8         5.3
                                                                              -----       -----
        Total revenues                                                        100.0       100.0

        Cost of operations                                                     73.8        77.8
        General and administrative expenses                                     4.6         5.0
        Depreciation and amortization                                           7.6         8.5
        Asset impairment loss                                                   0.3         0.2
        Loss on sale of assets and other                                        0.2         0.1
                                                                               ----        ----
        Total operating expenses                                               86.5        91.6
                                                                               ----        ----

        Operating income                                                       13.5         8.4

        Interest expense                                                       (6.8)      (10.1)

        Income taxes (benefit)                                                  1.9        (0.7)

        Income (loss) before cumulative effect of an accounting change          4.6        (1.4)

        Net income (loss)                                                       3.1        (1.4)

First quarter ended March 31, 2002 and 2001

Revenues

        Revenues for the first quarter ended March 31, 2002 increased to $226.7 million from $196.1 million for the first quarter ended March 31, 2001, a 15.6% increase. The increase in revenues for the first quarter is primarily attributable to a 14.7% increase in attendance and a 5.0% increase in concession revenues per patron. Revenues per screen increased 12.8% to $75,492 in the first quarter of 2002 from $66,952 in the first quarter of 2001.

Cost of Operations

        Cost of operations, as a percentage of revenues, decreased to 73.8% in the first quarter of 2002 from 77.8% in the first quarter of 2001. The decrease as a percentage of revenues was primarily due to the 15.6% increase in revenues and the Company's ability to effectively control its theatre operating costs (many of which are of a fixed nature). The decrease as a percentage of revenues resulted from a decrease in concession supplies as a percentage of concession revenues to 17.3% in the first quarter of 2002 from 17.8% in the first quarter of 2001 resulting from lower concession procurement costs and increased concession volume rebates, a decrease in salaries and wages as a percentage of total revenues to 9.9% in the first quarter of 2002 from 11.0% in the first quarter of 2001, a decrease in facility lease expense as a percentage of total revenues to 12.9% in the first quarter of 2002 from 14.7% in the first quarter of 2001 and a decrease in utilities and other expenses as a percentage of revenues to 12.6 % in the first quarter of 2002 from 13.6% in the first quarter of 2001, partially offset by an increase in film rentals and advertising as a percentage of admissions revenues to 51.2% in the first quarter of 2002 from 51.1% in the first quarter of 2001.

General and Administrative Expenses

        General and administrative expenses, as a percentage of revenues, decreased to 4.6% for the first quarter of 2002 from 5.0% for the first quarter of 2001 primarily as a result of the 15.6% increase in revenues and the Company's ability to effectively control its overhead costs. The absolute level of general and administrative expenses increased to $10.5 million in the first quarter of 2002 from $9.8 million in the first quarter of 2001. The increase in the absolute level of general and administrative expenses is attributed to increased accrued bonus expense.

Depreciation and Amortization

        Depreciation and amortization as a percentage of revenues decreased to 7.6% for the first quarter of 2002 from 8.5% for the first quarter of 2001. The decrease is primarily related to the 15.6% increase in revenues. The absolute level of depreciation and amortization increased to $17.2 million in the first quarter of 2002 from $16.6 million in the first quarter of 2001. The increase in the absolute level of depreciation and amortization is primarily related to depreciation on new additions and previously classified construction-in-progress assets that have been placed in service.

Asset Impairment Loss

        The Company recorded asset impairment charges of $0.6 million and $0.5 million in the first quarter of 2002 and 2001, respectively, pursuant to Statement of Financial Accounting Standards No. 142 and No. 121, respectively, related to assets held for use. The asset impairment charges recorded in the first quarter of 2002 related to the write-down to fair value of goodwill associated with the Company's Argentina operations. The asset impairment charges recorded in the first quarter of 2001 related to the write-down to fair value of properties associated with the Company's United States operations.

Interest Expense

        Interest costs incurred, including amortization of debt issue cost and debt discount, the mark-to-market adjustment to the interest rate cap agreement and the capitalization of interest to properties under construction, decreased 22.6% in the first quarter of 2002 to $15.4 million from $19.9 million, including the capitalization of interest, in the first quarter of 2001. The decrease was due principally to a decrease in the average debt outstanding and the average interest rates under the Company's long-term debt agreements.

Income Taxes (Benefit)

        Income tax expense of $4.5 million was recorded for the first quarter of 2002 as compared to an income tax benefit of $1.4 million in the first quarter of 2001. The Company's effective tax rate for the first quarter of 2002 was 30.4% as compared to 34.9% for the first quarter of 2001. The change in the effective tax rate is primarily due to the impact on the rate resulting from the cumulative effect of the change in accounting principle offset by the effect of the decrease in the tax rate for Cinemark de Mexico, S.A. de C.V.

Income (Loss) Before Cumulative Effect of an Accounting Change

        The Company realized income before cumulative effect of an accounting change of $10.3 million for the first quarter of 2002 in comparison with a loss before cumulative effect of an accounting change of $2.7 million for the first quarter of 2001. The increase in income in the first quarter of 2002 is primarily related to the 15.6% increase in revenues and the decrease in interest expense.

Liquidity and Capital Resources

Operating Activities

        The Company's revenues are primarily collected in cash, through box office receipts and concession sales. The Company is expanding the number of theatres that provide the patron a choice of using a credit card, in place of cash, which the company converts to cash in approximately three to four days. Because revenues are primarily received in cash prior to the payment of related expenses, the Company has an operating "float" and, as a result, historically has not required traditional working capital financing. Primarily due to the lack of significant inventory and accounts receivable, the Company has typically operated with a negative working capital position for its ongoing theatre operations throughout the year.

Investing Activities

        The Company's investing activities have been principally in connection with the development and acquisition of additional theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under the Company's credit facility.

        The Company continues to expand its U.S. theatre circuit. Since January 1, 2002, the Company has opened one new domestic theatre (4 screens) in Park City, Utah which screens first run films and also acts as the home of the Sundance Film Festival. As of March 31, 2002, the Company has one new theatre (12 screens) and a five screen addition to an existing theatre scheduled to open by the end of 2002 and has signed commitments for two new theatres (31 screens) scheduled to open after 2002. As of March 31, 2002, the Company estimates that the remaining capital expenditures for the development of its remaining theatre and expansion commitments (48 screens) in the United States will be less than $5 million. Actual expenditures for theatre development and acquisitions are subject to change based upon the availability of attractive opportunities for expansion of the Company's theatre circuit. The Company plans to fund capital expenditures for its continued development from cash flow from operations, borrowings under the Credit Facility, proceeds from sale leaseback transactions and/or sales of excess real estate. As of March 31, 2002, the Company owned approximately $275 million of real estate and improvements resulting from the development of multiplex facilities over the last several years. Additionally, the Company and/or its affiliates, may from time to time, subject to compliance with the Company's debt instruments, purchase on the open market the Company's debt securities depending upon the availability and prices of such securities.

        The Company also continues to expand its international operations. Since January 1, 2002, Cinemark International, through its subsidiaries, has opened two new theatres (18 screens) and closed two screens at an existing theatre. As of March 31, 2002, Cinemark International, through its subsidiaries, has three new theatres (24 screens) under construction and scheduled to open in international markets by the end of 2002. The Company estimates that the remaining capital expenditures for the development of its remaining international theatre commitments (24 screens) will be approximately $10 million. Although Cinemark International and its subsidiaries are reviewing sites, there are no signed commitments to build any theatres in international markets beyond 2002. Actual expenditures for continued theatre development and acquisitions during 2002 and thereafter are subject to change upon the availability of attractive opportunities for expansion of the Company's international theatre circuit. The Company anticipates that investments in excess of Cinemark International's available cash will be funded by the Company or by debt or equity financing to be provided by third parties directly to Cinemark International or its subsidiaries.

Financing Activities

        The Company has outstanding three issues of senior  subordinated  notes:
(i) $200 million in 9-5/8% Series B Subordinated Notes due 2008; (ii) $75 million in 9-5/8% Series D Subordinated Notes due 2008; and (iii) $105 million in 8-1/2% Series B Subordinated Notes 2008. Interest on each issue is payable semi-annually on February 1 and August 1 of each year. The indentures governing the senior subordinated notes contain covenants that limit, among other things, dividends, transactions with affiliates, investments, sale of assets, mergers and repurchase of the Company's capital stock. Upon a change in control, the Company would be required to make an offer to repurchase the senior subordinated notes at a price equal to 101% of the principal amount outstanding plus accrued and unpaid interest through the date of repurchase. The indentures governing the senior subordinated notes allow the Company to incur permitted indebtedness if it satisfies the coverage ratio specified in each indenture, both at the time of incurrence and after giving effect to the incurrence of the additional indebtedness. These notes are registered and are unsecured obligations subordinated in right of payment to the credit facility or other senior indebtedness. If the Company were in default under the credit facility or other senior indebtedness, it would generally not be allowed to make payments on the senior subordinated notes until the defaults have been cured or waived.

        In February 1998, the Company replaced its existing credit facility with a reducing, revolving credit agreement (the "Credit Facility") through a group of banks for which Bank of America National Trust and Savings Association acts as Administrative Agent. The Credit Facility provided for an initial commitment of $350 million which is automatically reduced each quarter by 2.5%, 3.75%, 5.0%, 6.25% and 6.25% of the aggregate $350 million in 2001, 2002, 2003, 2004 and 2005, respectively, until the Credit Facility matures in 2006. As of March 31, 2002, the aggregate commitment available to the Company is $301.9 million. The Company is required to prepay all loans outstanding in excess of the aggregate commitment as reduced pursuant to the terms of the Credit Facility. Borrowings under the Credit Facility are secured by a pledge of a majority of the issued and outstanding capital stock of the Company and guarantees by material subsidiaries. The Credit Facility requires the Company to maintain certain financial ratios; restricts the payment of dividends, payment of subordinated debt prior to maturity and issuance of preferred stock and other indebtedness; and contains other restrictive covenants typical for agreements of this type. Funds borrowed pursuant to the Credit Facility currently bear interest at a rate per annum equal to the Offshore Rate or the Base Rate, as the case may be, plus the Applicable Margin (as defined in the Credit Facility). As of March 31, 2002, $263 million is outstanding under the Credit Facility and the effective interest rate on such borrowing is 3.7% per annum.

        In September 1998, Cinemark Investments Corporation borrowed $20 million under the Cinemark Investments Credit Agreement. In September 2001, Cinemark Investments Corporation repaid the $20 million Cinemark Investments Credit Agreement at maturity.

        In November 1998, Cinemark Mexico (USA), Inc. executed a credit agreement with Bank of America National Trust and Savings Association (the "Cinemark Mexico Credit Agreement"). The Cinemark Mexico Credit Agreement is a revolving credit facility and provides for a loan to Cinemark Mexico of up to $30 million in the aggregate. The Cinemark Mexico Credit Agreement is secured by a pledge of 65% of the stock of Cinemark de Mexico, S.A. de C.V. and Cinemark Holdings Mexico S. de R.L. de C.V. and an unconditional guarantee by the
Company. Pursuant to the terms of the Cinemark Mexico Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate or the Base Rate, as the case may be, plus the Applicable Margin (as defined in the Cinemark Mexico Credit Agreement). Cinemark Mexico is required to make principal payments of $1.5 million per quarter in 2002 with the remaining principal outstanding of $23 million due in January 2003. As of March 31, 2002, $29 million is outstanding under the Cinemark Mexico Credit Agreement and the effective interest rate on such borrowing is 4.9% per annum.

        In December 1999, the Company completed a sale leaseback transaction pursuant to which the Company sold the land, building and site improvements of its corporate office property to a third party special purpose entity for an aggregate purchase price equal to approximately $20.3 million. Simultaneously with the sale, the Company entered into an operating lease for approximately 60% of the property for a base term equal to ten years at a fixed monthly rental payment of $114,000 or $1.4 million annually for the first seven years and a fixed monthly rental payment of $123,000 or $1.5 million annually for the final three years. The Company has two options to extend the office lease; five years for the first option and ten years for the second option. The fixed monthly rental during the second extension is 95% of the fair rental value.

        In December 2000, Cinema Properties, Inc., a wholly-owned Subsidiary, borrowed $77 million from Lehman Brothers Bank, FSB (the "Cinema Properties Facility"). The Cinema Properties Facility is a term loan maturing on December 31, 2003. Cinema Properties, Inc. has the unilateral ability to extend the maturity date two times for one year each by paying extension fees of 1.5% and 3.0% of the outstanding borrowing, respectively. At the lender's discretion, Cinema Properties, Inc. may be required to make principal payments of $1.5 million in the third and fourth quarters of 2002 with the remaining principal outstanding in December 2003. Funds borrowed pursuant to the Cinema Properties Credit Facility currently bear interest at a rate per annum equal to LIBOR plus 5.75%. Borrowings are secured by, among other things, a mortgage placed on six of Cinema Properties, Inc.'s theatres and certain equipment leases. The Cinema Properties Facility requires Cinema Properties, Inc. to comply with certain interest coverage ratios and contains other restrictive covenants typical of agreements of this type. Cinema Properties, Inc. also purchased from Lehman Brothers Derivative Products Inc. an Interest Rate Cap Agreement with a notional amount equal to $77 million with a five year term and a strike rate equal to the excess of three month LIBOR over the strike price of 6.58%. Three month LIBOR as of the date of closing was 6.58%. As of March 31, 2002, $77 million is outstanding under the Cinema Properties Facility and the effective interest rate on such borrowing is 7.7% per annum.

        Cinemark Brasil, S.A. currently has five main types of funding sources executed with local and international banks. These are: a) BNDES automatic in the amount of US$4.7 million executed October 1999 at a term of 5 years with a nine month grace period at a BNDES basket rate (which is a multiple currency rate based on the rate at which the bank borrows) plus spread amounting to 14.5%, b) BNDES automatic in the amount of US$2.3 million executed November 2001 at a term of 5 years with a one year grace period at a BNDES basket rate plus spread amounting to 13.8%, c) FINAME/BNDES facility executed December 1999 in the amount of R$450,000 (equivalent to US$190,000) for a term of 3 years with a six month grace period at a BNDES basket rate plus spread amounting to 13.0%, d) Import financing executed between April 2001 through February 2002 in the amount of US$6.3 million at a term of 360 to 365 days at an average rate of 8.2%, e) Project developer financing executed between September 2000 through December 2000 in the amount of US$1.8 million for a term of 5 years with a six month grace period at a rate of TJLP+5%. Each of these sources have varying guarantees including comfort letters from Cinemark International, promissory notes for up to 130% of the value, a revenue reserve account and equipment collateral. As of March 31, 2002, $13.4 million is outstanding and the effective interest rate on such borrowing is approximately 11.7% per annum.

        During 2001, Cinemark Brasil, S.A. received additional capital from its Brazilian shareholders in an aggregate amount equal to approximately $11.0 million (US dollar equivalent) in exchange for shares of common stock of Cinemark Brasil, S.A. The contributions were made in July in the aggregate amount of $5.0 million (US dollar equivalent) and in November in the aggregate amount of $6.0 million (US dollar equivalent). The additional capital will be used to fund development in Brazil and to reduce Cinemark Brasil, S.A.'s outstanding indebtedness. After giving effect to the additional issuance of common stock, Cinemark International's ownership interest was diluted to approximately 53%. As part of the additional capitalization, the Company agreed to give the Brazilian partners an option to exchange shares they own in Cinemark Brasil, S.A. for shares of the class of the Company's common stock which is registered in an initial public offering under the Securities Act of 1933, as amended, occurring at any time prior to December 31, 2007. If the Brazilian partners exercise their exchange option, the Company will obtain appraisals from independent investment banks of the fair market value of the Company and of Cinemark Brasil, S.A. The number of shares to be issued will be determined by multiplying the number of shares of common stock owned by each Brazilian partner by a fraction, the numerator of which is equal to the appraised value per share of Cinemark Brasil, S.A. and the denominator of which is equal to the appraised value per share of the Company's common stock.

        In March 2002, Cinemark Chile, S.A. entered into a Debt Acknowledgement, Rescheduling and Joint Guarantee and Co-Debt Agreement with Scotiabank Sud Americano and three local banks. Under this agreement, Cinemark Chile, S.A. borrowed the U.S. dollar equivalent of $10.6 million in Chilean pesos (adjusted for inflation pursuant to Unidades de Fomento). Cinemark Chile, S.A. is required to make 24 equal quarterly installments of principal plus accrued and unpaid interest, commencing March 31, 2002. The indebtedness is secured by a first priority commercial pledge of the shares of Cinemark Chile, S.A., a chattel mortgage over Cinemark Chile, S.A.'s personal property and by guarantees issued by Cinemark International, L.L.C. and Chile Films S.A., a shareholder of Cinemark Chile, S.A. The agreement requires Cinemark Chile, S.A. to maintain certain financial ratios and contains other restrictive covenants typical for agreements of this type such as a limitation on dividends. Funds borrowed under this agreement bear interest at the Banking Rate, 90 day TAB rate (360 day TAB rate with respect to one of the four banks), as published by the Association of Banks and Financial Institutions Act plus 2%. As of March 31, 2002, $10.1 million is outstanding under this agreement and the effective rate on such borrowing is 7.7% per annum.

        As of March 31, 2002, the Company's long-term debt obligations, capital lease obligations and future minimum lease obligations under non-cancelable operating leases for each period indicated are summarized as follows:

                                                Payments Due by Period
                                                ----------------------
                                                     (in millions)
                                                     -------------
                                                         Less than                                      After
          Contractual Obligations            Total         1 year       1-3 years      4-5 years       5 years
        ------------------------------------------------------------------------------------------------------
        Long-term debt                     $  783.6         $ 59.1         $248.0          $94.8      $  381.7
        Capital lease obligations               0.4            0.2            0.2              -             -
        Operating lease obligations         1,541.7          103.1          210.0          210.0       1,018.6

New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". This statement requires the establishment of a liability for an asset retirement obligation. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently considering the impact, if any, that this statement will have on the consolidated financial statements.

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of", and portions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements". This statement generally conforms, among other things, impairment accounting for assets to be disposed of including those in discontinued operations and eliminates the exception to consolidation for which control is likely to be temporary. This statement became effective for the Company on January 1, 2002. The adoption of this statement did not have a material effect on the consolidated financial statements.

        In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires, among other things, that gains and losses on the early extinguishment of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishment of debt are effective for fiscal years beginning after May 15, 2002. The Company is currently considering the impact, if any, that this statement will have on the consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        The Company has exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices. The Company does not have any derivative financial instruments in place as of March 31, 2002 that would have a material effect on the Company's financial position, results of operations and cash flows.

        An increase or decrease in interest rates would affect interest costs relating to the Company's variable rate credit facilities. The Company and/or its subsidiaries are currently parties to such variable rate credit facilities. At March 31, 2002, there was an aggregate of approximately $403 million of variable rate debt outstanding under these facilities. These facilities represent approximately 51% of the Company's outstanding long-term debt. Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

        The table below provides information about the Company's fixed rate and variable rate long-term debt agreements:

                                                       Expected Maturity Date
                                                        As of March 31, 2002
                                                        --------------------

                             March 31,     March 31,     March 31,     March 31,     March 31,                               Fair
(in millions)                  2003          2004          2005          2006          2007        Thereafter     Total      Value
-------------                  ----          ----          ----          ----          ----        ----------     -----      ------
Long-term debt:
Fixed rate                      $   -        $  0.1         $   -         $ 0.1          $0.1         $380.2      $380.5     $390.2
Average interest rate                                                                                               9.3%

Variable rate                   $59.1        $156.2         $91.7         $92.2          $2.4           $1.5      $403.1     $400.4
Average interest rate                                                                                               5.0%

Total debt                      $59.1        $156.3         $91.7         $92.3          $2.5         $381.7      $783.6     $790.6

                                                       Expected Maturity Date
                                                       As of December 31, 2001
                                                       -----------------------

                             Dec. 31,      Dec. 31,      Dec. 31,      Dec. 31,      Dec. 31,                                Fair
(in millions)                  2002          2003          2004          2005          2006        Thereafter     Total      Value
-------------                  ----          ----          ----          ----          ----        ----------     -----      ------
Long-term debt:
Fixed rate                      $   -        $  0.1         $ 0.1         $ 0.1         $   -          $380.2     $380.5     $395.3
Average interest rate                                                                                               9.3%

Variable rate                   $21.8        $173.2         $91.3         $95.6         $18.3            $0.3     $400.5     $405.0
Average interest rate                                                                                               5.5%

Total debt                      $21.8        $173.3         $91.4         $95.7         $18.3          $380.5     $781.0     $800.3

        In December 2000, Cinema Properties, Inc., a wholly-owned subsidiary of the Company, entered into the Cinema Properties Facility. Pursuant to the terms of the Cinema Properties Facility, funds borrowed bear interest at a rate per annum equal to LIBOR (as defined in the Cinema Properties Facility) plus 5.75%. As part of the Cinema Properties Facility, in order to hedge against future changes in interest rates, Cinema Properties, Inc. purchased from Lehman Brothers Derivative Products Inc. an Interest Rate Cap Agreement with a notional amount equal to $77 million with a five year term and a strike rate equal to the excess of three month Libor over the strike price of 6.58%. Three month LIBOR as of the date of closing was 6.58%. At March 31, 2002 and December 31, 2001, the interest rate cap agreement is recorded at its fair value of $0.9 million and $1.1 million, respectively. The Cinema Properties Facility provides the Company with the unilateral ability to extend the maturity date two times for one year each by paying extension fees of 1.5% and 3.0% of the outstanding borrowing, respectively.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Item 2. Changes in Securities and Use of Proceeds

        Not Applicable

Item 3. Defaults Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        There have not been any matters submitted to a vote of security holders during the first three months of 2002 through the solicitation of proxies or otherwise.

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

Item 6. Exhibits and Reports on Form 8-K

          a) Supplemental schedules  specified by the Senior Subordinated  Notes
Indenture:

                     Condensed Consolidating Balance Sheets
                     (unaudited) as of March 31, 2002

                     Condensed Consolidating Statements of
                     Operations (unaudited) for the three months ended March 31, 2002

                     Condensed Consolidating Statements of Cash Flows (unaudited) for the three months ended March 31, 2002

          b) Reports on Form 8-K

                     No reports have been filed by Registrant during the quarter for which this report is filed.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                              AS OF MARCH 31, 2002
                                   (Unaudited)

                                                                     Restricted     Unrestricted
                                                                        Group           Group        Eliminations         TOTAL
                                                                   --------------   -------------   --------------   ---------------
                       ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                      $  28,109,333    $ 31,328,169    $         -      $   59,437,502
    Inventories                                                        2,845,442         587,804              -           3,433,246
    Co-op advertising and other receivables                            5,615,743       6,459,196       (1,188,621)       10,886,318
    Income tax receivable                                              5,650,745       2,240,232              -           7,890,977
    Prepaid expenses and other                                         2,905,043       1,444,937       (1,125,000)        3,224,980
                                                                   -----------------------------------------------------------------
       Total current assets                                           45,126,306      42,060,338       (2,313,621)       84,873,023

THEATRE PROPERTIES AND EQUIPMENT                                     955,982,483     240,332,804              -       1,196,315,287
    Less accumulated depreciation and amortization                  (298,957,930)    (50,891,661)             -        (349,849,591)
                                                                   -----------------------------------------------------------------
       Theatre properties and equipment - net                        657,024,553     189,441,143              -         846,465,696

OTHER ASSETS
    Goodwill - net                                                     7,897,512       3,343,433              -          11,240,945
    Investments in and advances to affiliates                        169,348,272       1,531,173     (167,669,063)        3,210,382
    Deferred tax asset                                                       -               -                -                 -
    Deferred charges and other - net                                  24,742,443       7,496,826              -          32,239,269
                                                                   -----------------------------------------------------------------
       Total other assets                                            201,988,227      12,371,432     (167,669,063)       46,690,596
                                                                   -----------------------------------------------------------------

TOTAL                                                              $ 904,139,086    $243,872,913    $(169,982,684)   $  978,029,315
                                                                   =================================================================

        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt                              $  47,240,871    $ 11,885,828    $         -       $  59,126,699
    Current income taxes payable                                        (102,097)        102,097              -                 -
    Accounts payable and accrued expenses                             74,260,612      18,992,356       (1,188,621)       92,064,347
                                                                   -----------------------------------------------------------------
       Total current liabilities                                     121,399,386      30,980,281       (1,188,621)      151,191,046

LONG-TERM LIABILITIES
    Senior credit agreements                                         251,743,364      92,500,717              -         344,244,081
    Senior subordinated debt                                         380,180,547             -                -         380,180,547
    Deferred lease expenses                                           22,848,337         438,253              -          23,286,590
    Deferred gain on sale leasebacks                                   4,647,060             -                -           4,647,060
    Deferred income taxes                                              5,984,857         715,314              -           6,700,171
    Deferred revenues and other long-term liabilities                  8,077,158       1,925,417       (1,125,000)        8,877,575
                                                                   -----------------------------------------------------------------
       Total long-term liabilities                                   673,481,323      95,579,701       (1,125,000)      767,936,024

MINORITY INTERESTS IN SUBSIDIARIES                                     7,925,133      28,517,827              -          36,442,960

SHAREHOLDERS' EQUITY
    Class A Common Stock, $.01 par value: 10,000,000 shares
       authorized, 1,500 shares issued and outstanding                        15             -                -                  15
    Class B Common Stock, no par value: 1,000,000 shares
       authorized, 239,893 shares issued and outstanding              49,543,427      14,308,000      (14,308,000)       49,543,427
    Additional paid-in-capital                                        11,759,484     153,361,063     (153,361,063)       11,759,484
    Unearned compensation - stock options                               (777,410)            -                -            (777,410)
    Retained earnings                                                101,284,043     (49,645,570)             -          51,638,473
    Treasury stock, 57,245 Class B shares at cost                    (24,232,890)            -                -         (24,232,890)
    Accumulated other comprehensive loss                             (36,243,425)    (29,228,389)             -         (65,471,814)
                                                                   -----------------------------------------------------------------
       Total shareholders' equity                                    101,333,244      88,795,104     (167,669,063)       22,459,285
                                                                   -----------------------------------------------------------------

TOTAL                                                              $ 904,139,086    $243,872,913    $(169,982,684)   $  978,029,315
                                                                   =================================================================

        Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes

                       CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)

                                                                     Restricted     Unrestricted
                                                                        Group           Group        Eliminations         TOTAL
                                                                   --------------   -------------   --------------   ---------------

REVENUES                                                           $ 183,318,295    $ 46,412,371    $  (3,028,560)   $  226,702,106

COSTS AND EXPENSES
    Cost of operations                                               134,847,485      35,433,307       (3,028,560)      167,252,232
    General and administrative expenses                                8,505,346       1,970,760              -          10,476,106
    Depreciation and amortization                                     13,248,226       3,918,555              -          17,166,781
    Asset impairment loss                                                    -           558,398              -             558,398
    Loss on sale of assets and other                                     324,779         214,413              -             539,192
                                                                   -----------------------------------------------------------------
                  Total                                              156,925,836      42,095,433       (3,028,560)      195,992,709

OPERATING INCOME                                                      26,392,459       4,316,938              -          30,709,397

OTHER INCOME (EXPENSE)
    Interest expense                                                 (12,091,399)     (2,648,913)             -         (14,740,312)
    Amortization of debt issue cost and debt discount                   (256,119)       (378,676)             -            (634,795)
    Interest income                                                      158,088         325,251              -             483,339
    Foreign currency exchange loss                                       (60,922)       (160,075)             -            (220,997)
    Equity in income of affiliates                                         1,587         115,154              -             116,741
    Minority interests in income of subsidiaries                        (441,703)       (434,768)             -            (876,471)
                                                                   -----------------------------------------------------------------
                  Total                                              (12,690,468)     (3,182,027)             -         (15,872,495)
                                                                   -----------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND
    CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                         13,701,991       1,134,911              -          14,836,902

Income taxes                                                           4,497,888           7,061              -           4,504,949
                                                                   -----------------------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT
    OF AN ACCOUNTING CHANGE                                            9,204,103       1,127,850              -          10,331,953

Cumulative effect of a change in accounting principle,
    net of income tax benefit of $0.                                     (64,684)     (3,325,095)             -          (3,389,779)
                                                                   -----------------------------------------------------------------

NET INCOME (LOSS)                                                  $   9,139,419    $ (2,197,245)   $         -      $    6,942,174
                                                                   =================================================================

        Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes

                       CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)

                                                                     Restricted     Unrestricted
                                                                        Group           Group        Eliminations         TOTAL
                                                                   --------------   -------------   --------------   ---------------
OPERATING ACTIVITIES
    Net income (loss)                                              $   9,139,419    $ (2,197,245)   $         -      $    6,942,174

    Noncash items in net income (loss):
       Depreciation                                                   13,078,041       3,879,512              -          16,957,553
       Amortization of other assets                                      170,185          39,043              -             209,228
       Amortization of foreign advanced rents                            312,630         185,333              -             497,963
       Amortized compensation - stock options                            110,369             -                -             110,369
       Amortization of gain on sale leasebacks                           (91,480)            -                -             (91,480)
       Amortization of debt discount and premium                          (7,127)            -                -              (7,127)
       Loss on impairment of assets                                          -           558,398              -             558,398
       Loss on sale of assets and other                                  324,779         214,413              -             539,192
       Deferred lease expenses                                           461,912          (7,710)             -             454,202
       Deferred income tax expenses                                   10,416,377             -                -          10,416,377
       Equity in income of affiliates                                     (1,587)       (115,154)             -            (116,741)
       Minority interests in income of subsidiaries                      441,703         434,768              -             876,471
       Cumulative effect of an accounting change                          64,684       3,325,095              -           3,389,779

    Cash provided by (used for) operating working capital:
       Inventories                                                      (224,490)        113,276              -            (111,214)
       Co-op advertising and other receivables                          (270,631)        433,961              -             163,330
       Prepaid expenses and other                                       (354,061)        375,910              -              21,849
       Accounts payable and accrued expenses                         (20,220,193)     (6,163,623)             -         (26,383,816)
       Income tax receivable/payable                                  (6,345,435)       (106,748)             -          (6,452,183)
                                                                   -----------------------------------------------------------------

           Net cash provided by operating activities                   7,005,095         969,229              -           7,974,324

INVESTING ACTIVITIES
    Additions to theatre properties and equipment                     (5,447,665)     (3,209,105)             -          (8,656,770)
    Sale of theatre properties and equipment                           1,495,840           8,601              -           1,504,441
    Decrease in other assets, investments in
       and advances to affiliates                                      1,391,402       4,543,976              -           5,935,378
                                                                   -----------------------------------------------------------------

       Net cash provided by (used for) investing activities           (2,560,423)      1,343,472              -          (1,216,951)

FINANCING ACTIVITIES
    Increase in long-term debt                                        17,505,311         267,517              -          17,772,828
    Decrease in long-term debt                                       (12,550,521)     (2,620,019)             -         (15,170,540)
    Minority investment in subsidiaries, net                            (154,954)        367,781                            212,827
                                                                   -----------------------------------------------------------------

       Net cash provided by (used for) financing activities            4,799,836      (1,984,721)             -           2,815,115

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    CASH EQUIVALENTS                                                    (321,631)        (12,578)             -            (334,209)
                                                                   -----------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                  8,922,877         315,402              -           9,238,279

CASH AND CASH EQUIVALENTS:
    Beginning of period                                               19,186,456      31,012,767              -          50,199,223
                                                                   -----------------------------------------------------------------

    End of period                                                  $  28,109,333    $ 31,328,169    $         -      $   59,437,502
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


                                                         CINEMARK USA, INC.
                                                         Registrant


DATE:      May 15, 2002


                                                         /s/Alan W. Stock
                                                         ----------------
                                                         Alan W. Stock
                                                         President


                                                         /s/Robert Copple
                                                         ----------------
                                                         Robert Copple
                                                         Chief Financial Officer