Form 10-K/A
period 2001-12-31
CINEMARK USA INC /TX
filed 2002-06-28
CIK 885975

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A
                                AMENDMENT NO. 1
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                      INDEX

                                                                                                               Page
                                                                                                               ----
Explanatory Note................................................................................................1
Special Note Regarding Forward Looking Statements...............................................................1
PART I..........................................................................................................1
     Item 1:   Business.........................................................................................1
               (a)  General Development of Business.............................................................1
               (b)  Financial Information about Segments........................................................2
               (c)  Narrative Description of Business...........................................................2
               (d)  Financial Information about Geographic Areas................................................9
               (e)  Available Information.......................................................................10
     Item 2:   Properties.......................................................................................10
     Item 3:   Legal Proceedings................................................................................10
     Item 4:   Submission of Matters to a Vote of Security Holders..............................................11

PART II.........................................................................................................11
     Item 5:   Market for Registrant's Common Equity and Related Stockholder Matters............................11
     Item 6:   Selected Financial Data..........................................................................11
     Item 7:   Management's Discussion and Analysis of Financial Condition and Results of Operations............14
     Item 7A:  Quantitative and Qualitative Disclosures About Market Risk...................................... 25
     Item 8:   Financial Statements and Supplementary Data......................................................26
     Item 9:   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............26

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

                                EXPLANATORY NOTE

     This Amendment No. 1 to Cinemark USA, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001 (see Note 17 to consolidated financial statements) is being filed to reflect the restatement of the Company's financial statements as of December 31, 2001 in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2002.

               SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     This Amendment No. 1 on Form 10-K/A includes "forward-looking statements" based on the Company's current expectations, assumptions, estimates and projections about the Company's business and industry. They include statements relating to:

     o  future revenues, expenses and profitability;

     o  the future development and expected growth of the Company's business;

     o  projected capital expenditures;

     o attendance at movies generally, or in any of the markets in which the Company operates, the number or diversity of popular movies released or the Company's inability to successfully license and exhibit popular films;

     o  competition from other exhibitors; and

     o  determinations in lawsuits in which the Company is a defendant.

     You can identify forward-looking statements by the use of words such as "may," "should," "will," "could," "estimates," "predicts," "potential," "continue," "anticipates," "believes," "plans," "expects," "future" and "intends" and similar expressions which are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Company's control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. In evaluating these forward-looking statements, you should carefully consider the risks and uncertainties described in this report. These forward-looking statements reflect the Company's view only as of the date of this report. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report. The company undertakes no current obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                                     PART I

Item 1: Business

(a) General Development of Business

GENERAL

     Cinemark USA, Inc. and its subsidiaries (the "Company") is one of the leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation. In 2001, the Company opened ten new theatres (106 screens), acquired one theatre (6 screens) and closed five theatres (24 screens) on a worldwide basis. As of March 27, 2002 the Company operates 3,020 screens in 279 theatres located in 33 states, Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Colombia and the United Kingdom, consisting of 2,664 screens in 237 "first run" theatres and 356 screens in 42 "discount" theatres. Of the Company's 3,020 screens, 1,917 (or 63%) were built by the Company since 1996, and, as a result, the Company believes it operates one of the most modern theatre circuits in the industry. The Company's ratio of screens to theatres is 10.8 to 1 at March 27, 2002. Approximately 67% of the Company's first run screens are in stadium seating auditoriums. For the fiscal year ended December 31, 2001, the Company had revenues of $853.7 million and EBITDA (as defined in note 5 to Selected Consolidated Financial and Operating Data) of $170.0 million, representing a 19.9% EBITDA margin. During this same twelve month period, the Company's operating income was $57.6 million and its net loss was $4.0 million. From its fiscal year ended December 31, 1996 through the fiscal year ended December 31, 2001, the Company has increased revenues approximately 150% from $341.7 million to $853.7 million and has increased EBITDA approximately 178% from $61.2 million to $170.0 million.

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

FOREIGN DEVELOPMENTS

     In 2001, the Company opened 9 new theatres (94 screens) in five countries and closed one theatre (6 screens). As of March 27, 2002, the Company operates 90 first run theatres (799 screens) in Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Colombia and the United Kingdom. All of the Company's international theatres have been built by the Company since 1993, which the Company believes makes its international operations among the most modern in the international market. As of March 27, 2002, the Company's ratio of screens to theatres in these international markets is 8.9 to 1. Approximately 74% of the Company's international screens are in stadium seating auditoriums.

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

     Non-competitive U.S. markets. The Company has historically built modern theatres in underserved mid-sized U.S. markets as well as in major U.S. metropolitan areas. In such markets the Company frequently is the sole or leading exhibitor in terms of first run screens operated within a film zone. The Company believes it gains maximum access to film product, and thereby realizes a competitive advantage, by locating its theatres in new and existing film zones where little or no competition for film product exists. Approximately 83% of the Company's U.S. first run theatres have no direct competition within their respective film zones, which allows the Company to select those pictures that it believes will be the most successful in its markets from those offered to it by distributors. The Company presently has theatres in 13 of the top 25 U.S. "Designated Market Areas" as defined by Nielson Media Research. As a result of the overbuilt status of the U.S. market today, generally acknowledged by most theatre exhibitors, the Company has significantly scaled back its future expansion program in U.S. markets and is highly selective on new markets. Since January 1, 2002, the Company has opened one new U.S. theatre (4 screens) in Park City, Utah which screens first run films and also acts as the home of the Sundance Film Festival. As of March 27, 2002, the Company has one new theatre (12 screens) and a five screen addition to an existing theatre under construction which are scheduled to open in the U.S. by the end of 2002 and has signed commitments for two new theatres (31 screens) scheduled to open after 2002.

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

     Selective building in heavily populated international markets. The Company's activities in international markets have been primarily directed toward Latin America, where the Company believes it has successfully established a significant presence in most of the major cities in Latin America. The Company has also strategically diversified its international portfolio in an effort to balance its risk and become the predominant Pan American exhibition company. The Company believes it was the first U.S. circuit to open American-style state-of-the-art theatres in Mexico and Chile, and has developed similar multiplex theatres directly or through joint venture arrangements with local partners in other Latin American countries, including Argentina, Brazil, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica and Colombia. The Company presently has theatres in 11 of the top 13 populated cities in Latin America. Approximately 74% of the Company's international screens are in stadium seating auditoriums. The Company intends to continue to develop state-of-the-art multiplex theatres in underserved international markets, emphasizing Latin America, under a selective expansion program primarily utilizing internally generated funds in those countries. Since January 1, 2002, the Company has opened two new theatres (18 screens) and closed two screens at an existing theatre. As of March 27, 2002, the Company has three new theatres (24 screens) scheduled to open in international markets by the end of 2002. Although the Company is reviewing sites, the Company has no signed commitments to build any theatres in international markets beyond 2002.

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

Film Licensing

     Films are typically licensed from film distributors that are owned by major film production companies or from independent film distributors that distribute films for smaller production companies. For new release films, film distributors typically establish geographic zones and offer each available film to one theatre in each zone. The size of a film zone is generally determined by the population density, demographics and box office potential of a particular market or region. A film zone can range from a radius of three to five miles in major metropolitan and suburban areas to up to fifteen miles in small towns. The Company currently operates theatres in 142 first-run film zones in North America. New film releases are licensed at the discretion of the film distributors. Approximately 83% of the Company's North American first-run theatres have no direct competition within their respective film zones, which allows the Company to select those pictures that it believes will be the most successful in its markets from those offered to the Company by distributors. The Company usually licenses films on an allocation basis in film zones where it faces competition. A particular distributor will rotate films among exhibitors under an allocation process that enables film distributors to charge a premium rental rate in these zones. Films are released to discount theatres once the attendance levels substantially drop off at the first run theatres. For discount films, film distributors generally establish availability on a market-by-market basis after the completion of exhibition at first run theatres and permit each theatre within a market to exhibit such films without regard to film zones.

     Unlike the Company's North American operations, distributors in the Company's international markets do not allocate film to a single theatre in a geographic film zone. Rather, competitive theatres can play the same films at the same time as other theatres. The Company's theatre personnel focus on providing excellent customer service, and the Company provides a modern facility with the most up-to-date sound systems, comfortable stadium style seating and other amenities typical of modern American-style multiplexes which the Company believes gives it a competitive advantage in markets where there are competing theatres. Of the 90 theatres the Company operates outside of North America, approximately 88% of these theatres do not have direct competition.

     The Company's film rental licenses typically state that rental fees are based on either mutually agreed upon firm terms established prior to the opening of the picture or on a mutually agreed settlement upon the conclusion of the picture run. Under a firm terms formula, the Company pays the distributor a specified percentage of box office receipts, with the percentages declining over the term of the run. Firm term film rental fees are generally the greater of (i) 60% or 70% of box office admissions, gradually declining to as low as 30% over a period of four to seven weeks versus (ii) a specified percentage (i.e. 90%) of the excess of box office receipts over a negotiated allowance for theatre expenses (commonly known as a 90-10 clause). The settlement process allows for negotiation upon the conclusion of the picture run based upon how a film actually performs. In international markets, film rental percentages can vary between 35% and 60% of box office revenues and gradually decline over a similar period as in the U.S.

     Film rental costs are accrued based on the applicable box office receipts and either the mutually agreed upon firm terms or estimates of the final settlement depending upon the film licensing arrangement. Estimates are made based on the expected success of a film over the length of its run. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known at the time the estimate is made and the expected success of a film over the length of its run can typically be estimated early in the film's run at the time the estimate is made. The final film settlement amount is negotiated at the conclusion of the film's run based upon how a film actually performs. If actual settlements are higher than those estimated, additional film rental costs are recorded at the time of settlement.

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

     The Company has been successfully introducing American-style state-of-the-art multiplex theatres to underserved international markets since 1993. The Company's activities in international markets have been primarily directed toward Latin America, where the Company believes it has successfully established a significant presence in most of the major cities in Latin America. The Company has also strategically diversified its international portfolio in an effort to balance its risk and become the predominant Pan American exhibition company. In 2001, the Company opened, through its subsidiaries, nine new theatres (94 screens) in five countries outside of the U.S. and Canada. Since January 1, 2002, the Company, through its subsidiaries, has opened two new theatres (18 screens) and closed two screens at an existing theatre. As of March 27, 2002, the Company, through its subsidiaries, operates 90 first-run theatres (799 screens) in Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Colombia and the United Kingdom. The Company intends to continue to develop state-of-the-art multiplex theatres in underserved international markets, emphasizing Latin America, under a selective expansion program primarily utilizing internally generated funds in those countries. As of March 27, 2002, the Company, through its subsidiaries, has three new theatres (24 screens) scheduled to open in international markets by the end of 2002 and has no signed commitments to build any theatres in international markets beyond 2002. The Company also provides management services for one first run theatre (13 screens) in Taiwan for a company in which Cinemark International owns a 14% equity interest. Approximately 74% of the Company's international screens are in stadium seating auditoriums.

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

COMPETITION

     The Company is one of the leading motion picture exhibitors in terms of both revenues and the number of screens in operation. The Company competes against local, national and international exhibitors.

     In film zones where the Company has no direct competition (approximately 83% of the Company's first run U.S. theatres), the Company selects those pictures it believes will be the most successful in its markets from among those offered to it by distributors. Where the Company faces competition, it usually licenses films based on an allocation process. The Company currently operates in approximately 140 first run film zones in the U.S. The Company believes no individual film zone is material to the Company. See "-- Operations -- Film Licensing." The Company believes the principal competitive factors with respect to film licensing include capacity and location of an exhibitor's theatre, theatre comfort, quality of projection and sound equipment, level of customer service and licensing terms. The competition for customers is dependent upon factors such as the availability of popular films, the location of theatres, the comfort and quality of theatres and ticket prices. The Company believes its admission prices at its first run and discount theatres are competitive with admission prices of respective competing theatres.

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

SEASONALITY

     The Company's revenues have historically been seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, the most successful motion pictures have been released during the summer extending from Memorial Day to Labor Day and during the holiday season extending from Thanksgiving through year-end. The unexpected emergence of a hit film during other periods can alter this seasonality trend. The timing of such film releases can have a significant effect on the Company's results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or for the same period in the following year. The seasonality of the release of successful films, however, has become less pronounced in recent years with the release of major motion pictures occurring more evenly throughout the year.

EMPLOYEES

     As of March 27, 2002, the Company had approximately 8,000 employees in the U.S., approximately 10% of whom are full time employees and 90% of whom are part time employees. The Company is a party to collective bargaining agreements with eight unions of which approximately fourteen employees are members. Some of the Company's international operations utilize union labor. The Company considers its relations with its employees to be satisfactory.

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

Item 2: Properties

     Of the 189 theatres (2,221 screens) operated by the Company in the U.S. and Canada at March 27, 2002, 32 theatres (476 screens) were owned and 157 theatres (1,745 screens) are leased pursuant to building leases. The Company's leases are generally entered into on a long term basis with terms (including renewal options) generally ranging from 20 to 40 years. Approximately 8% of the Company's theatre leases in the U.S. and Canada (covering 78 screens) have remaining terms (including optional renewal periods) of less than five years and approximately 81% of the Company's theatre leases in the U.S. and Canada (covering 1,519 screens) have remaining terms (including optional renewal periods) of more than 15 years. Rent is typically calculated as a percentage of box office receipts or total theatre revenues, subject to an annual minimum. The Company leases an office building in Plano, Texas for its corporate office. See note 10 of the Company's Notes to Consolidated Financial Statements for information with respect to the Company's lease commitments.

     As of March 27, 2002, the Company operated 90 theatres (799 screens) outside of the U.S. and Canada, all of which are leased pursuant to ground or building leases. The leases generally provide for contingent rental based upon operating results (some of which are subject to an annual minimum). Generally, these leases will include renewal options for various periods at stipulated rates. The Company attempts to obtain lease terms that provide for build-to-suit construction obligations of the landlord. No international leases have remaining terms (including optional renewal periods) of less than five years, and approximately 89% of the Company's international leases (708 screens) have remaining terms (including optional renewal periods) of more than 15 years.

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

Item 3: Legal Proceedings

     DOJ Litigation

     In March 1999, the Department of Justice filed suit in the U.S. District Court, Northern District of Ohio, Eastern Division, against the Company alleging certain violations of the ADA relating to its wheelchair seating arrangements and seeking remedial action. An Order granting Summary Judgement to the Company was issued by the presiding federal judge in November 2001. The Department of Justice has filed a Notice of Appeal with the United States Court of Appeals for the Sixth Circuit. However, if the Company ultimately loses the Department of Justice litigation, its financial position, results of operations and cash flows may be materially and adversely affected. The Company is unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent the Company's potential liability with respect to such proceeding is not material in the aggregate to its financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

Austin, TX Litigation

     In August 2001, David Wittie, Rona Schnall, Ron Cranston, Jennifer McPhail, Peggy Garaffa and ADAPT of Texas filed suit in the 201st Judicial District Court of Travis County, Texas alleging certain violations of the Human Resources Code, the Texas Architectural Barriers Act, the Texas Accessibility Standards and the Deceptive Trade Practices Act relating to accessibility of movie theatres for patrons using wheelchairs at two theatres located in the Austin, Texas market. The plaintiffs are seeking remedial action and unspecified damages. The Company has filed an answer denying the allegations and is vigorously defending this suit. The Company is unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent the Company's potential liability with respect to such proceeding is not material in the aggregate to its financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

Mission, TX Litigation

     In July 2001, Sonia-Rivera-Garcia and Valley Association for Independent Living filed suit in the 93rd Judicial District Court of Hidalgo County, Texas alleging certain violations of the Human Resources Code, the Texas Architectural Barriers Act, the Texas Accessibility Standards and the Deceptive Trade Practices Act relating to accessibility of movie theatres for patrons using wheelchairs at one theatre located in the Mission, Texas market. The plaintiffs are seeking remedial action and unspecified damages. The Company has filed an answer denying the allegations and is vigorously defending this suit. The Company is unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent the Company's potential liability with respect to such proceeding is not material in the aggregate to its financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

     The plaintiffs in the DOJ litigation, Austin, Texas litigation and Mission, Texas litigation have argued that the theatres must provide wheelchair seating locations with viewing angles to the screen that are at the median or better than all seats in the auditorium. To date, three courts have rejected that position. In two of the three courts, the Company was the defendant, and the courts have found the Company's theatres to comply with the ADA; Lara v. Cinemark USA, Inc., United States Court of Appeals for the Fifth Circuit; United States of America v. Cinemark USA, Inc., United States District Court for the Northern District of Ohio. The third case, Oregon Paralyzed Veterans of America
v. Regal Cinemas, Inc., United States District Court for the District of Oregon, adopted the reasoning established in Lara and granted summary judgment in favor of Regal Cinemas, Inc.

     From time to time, the Company is involved in other various legal proceedings arising from the ordinary course of its business operations, such as personal injury claims, employment matters and contractual disputes, most of which are covered by insurance. The Company believes its potential liability with respect to proceedings currently pending is not material in the aggregate to its financial position, results of operations and cash flows.

Item 4: Submission of Matters to a Vote of Security Holders

     There have not been any matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                     PART II

Item 5: Market for Registrant's Common Equity and Related Shareholder Matters

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

              SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA(1)



                                                                          Year Ended December 31,
                                                ----------------------------------------------------------------------------
                                                    1997            1998            1999            2000            2001
                                                ------------    ------------    ------------    ------------    ------------
STATEMENT OF OPERATIONS DATA                             (In thousands, except per share, theatres and screen data)
(CONSOLIDATED):
      Revenues                                  $    434,598    $    571,219    $    712,604    $    786,264    $    853,658
      Theatre operating costs                        322,462         433,259         553,482         613,007         646,705
      General and administrative expenses             27,598          32,947          34,833          39,013          42,690
      Depreciation and  amortization                  25,373          37,197          53,269          66,111          73,544
      Asset impairment loss                            2,214           9,950           3,720           3,872          20,723
      (Gain) loss on sale of assets and other           (189)         (2,266)          2,420             912          12,408
      Operating income                                57,140          60,131          64,881          63,348          57,589
      Interest expense(2)                             33,487          43,014          59,867          74,037          70,931
      Income (loss) before extraordinary
       items and cumulative effect of an
       accounting change                              15,019          11,009           4,004         (10,423)         (4,021)
      Net income (loss)(3)                            14,705          11,009           1,035         (10,423)         (4,021)
      Diluted earnings (loss) per share:
        Before extraordinary items and
          cumulative effect of an accounting
          change                                       80.45           59.01           20.88          (58.30)         (22.40)
        Net income (loss)                              78.77           59.01            5.40          (58.30)         (22.40)

BALANCE SHEET DATA (CONSOLIDATED):
       Cash and cash equivalents                $     32,120    $     25,646    $      8,872    $     19,840    $     50,199
       Theatre properties and equipment-net          548,942         749,692         933,959         950,135         866,406
       Total assets                                  661,597         882,673       1,041,861       1,060,576         996,544
       Total long-term debt, including
          current portion                            463,501         631,649         778,413         810,323         780,956
        Shareholders' equity                          69,982          75,800          63,851          48,910          25,337


OTHER FINANCIAL DATA (CONSOLIDATED):
      Cash flow from (used for)
        Operating activities                    $     57,934    $     52,173    $     92,102    $     54,796    $     87,122
        Investing activities                        (225,659)       (234,146)       (223,044)        (94,886)        (33,799)
        Financing activities                         185,424         175,907         114,927          51,280         (21,513)
      Theatre level cash flow(4)                     112,136         137,960         159,122         173,256         206,953
      EBITDA(5)                                       87,313         107,457         128,233         141,978         169,980

OPERATING DATA:
      U.S. and Canada
        Theatres operated (at period end)(6)             155             173             185             190             188
        Screens operated (at period end)(6)            1,437           1,813           2,102           2,217           2,217
        Total attendance                              74,592          85,693          90,996          92,425         100,022
      International
        Theatres operated (at period end)(7)              18              38              69              80              88
        Screens operated (at period end)(7)              187             367             606             695             783
        Total attendance                              11,668          20,875          39,938          46,152          53,853
      Worldwide
         Theatres operated (at period end)               173             211             254             270             276
         Screens operated (at period end)              1,624           2,180           2,708           2,912           3,000
         Total attendance                             86,260         106,568         130,934         138,577         153,875

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

(5) Represents net income (loss) before depreciation and amortization, asset impairment loss, (gain) loss on sale of assets and other, interest expense, amortization of debt issue cost and debt discount, interest income, foreign currency exchange gain (loss), equity in income (loss) of affiliates, minority interests in (income) loss of subsidiaries, income taxes (benefit), extraordinary items and cumulative effect of a change in accounting principle, changes in deferred lease expense and accrued and unpaid compensation expense relating to any stock option plans. EBITDA is a financial measure commonly used in the Company's industry and should not be construed as an alternative to net earnings or cash flows from operations (as determined in accordance with GAAP) as an indicator of operating performance or as a measure of liquidity. Other definitions of EBITDA may not be comparable with this calculation.

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

         Film rentals and advertising, concession supplies and salaries and wages vary directly with changes in revenues. These expenses have historically represented approximately 65% of all theatre operating expenses and approximately 50% of revenues. Film rental costs are accrued based on the applicable box office receipts and either the mutually agreed upon firm terms or estimates of the final settlement depending upon the film licensing arrangement. Advertising cost, which is expensed as incurred, is primarily fixed at the theatre level as daily movie directories placed in newspapers represent the largest component of advertising costs. The monthly cost of these ads is based on, among other things, the size of the directory and the frequency and size of the newspaper's circulation. The Company purchases concession supplies to replace units sold. Although salaries and wages include a fixed component of cost (i.e. the minimum staffing cost to operate a theatre facility during non-peak periods), salaries and wages move in relation to revenues as theatre staffing is adjusted to handle attendance volume.

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

CRITICAL ACCOUNTING POLICIES

     The Company prepares the consolidated financial statements of the Company in conformity with accounting principles generally accepted in the United States of America. As such, the Company is required to make certain estimates, judgements and assumptions that it believes are reasonable based upon the information available. These estimates, judgements and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results include the following:

Revenue and Expense Recognition

     Revenues are recognized when admissions and concession sales are received at the box office and screen advertising is shown at the theatres. Film rental costs are accrued based on the applicable box office receipts and either the mutually agreed upon firm terms or estimates of the final settlement depending upon the film licensing arrangement. Estimates are made based on the expected success of a film over the length of its run. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known and the expected success of a film over the length of its run can typically be estimated early in the film's run. The final film settlement amount is negotiated at the conclusion of the film's run based upon how a film actually performs. If actual settlements are higher than those estimated, additional film rental costs are recorded at the time of settlement. Advertising costs are expensed as incurred.

Deferred Revenues

     Advances collected on long-term screen advertising and concession contracts are recorded as deferred revenues. The advances collected on screen advertising contracts are recognized as other revenues in the period earned based primarily on the Company's attendance counts or screening depending on the agreements.
The periods when the Company recognizes revenues may differ from the period the advance was collected. The advances collected on concession contracts are recognized as a reduction to concession supplies expense in the period earned which may differ from the period the advance was collected.

Asset Impairment Loss

     The Company reviews long-lived assets, including goodwill, for impairment in conjunction with the preparation of the Company's quarterly consolidated financial statements and whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. The Company considers actual theatre level cash flow, future years budgeted theatre level cash flow, theatre property and equipment values, goodwill values, competitive theatres in the marketplace, theatre operating cash flows compared to annual long-term lease payments, the sharing of a market with other Company theatres, the age of a recently built theatre and other factors in its assessment of impairment of individual theatre assets. The impairment evaluation is based on the estimated cash flows from theatres from continuing use through the remainder of the theatre's useful life. The remainder of the useful life correlates with the available remaining lease period for leased properties and a period of twenty years for fee owned properties. If actual future cash flows differ from those estimated in the Company's impairment evaluation, additional impairment charges may be required in the future.

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

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

     Revenues. Revenues in 2001 increased to $853.7 million from $786.3 million in 2000, an 8.6% increase. The increase in revenues is primarily attributable to an 11.0% increase in attendance, partially the result of the first full year of operation of the 204 net screens added in 2000 and the net addition of 88 new screens in 2001. Revenues were also positively impacted by an increase in other revenues (primarily screen advertising) of 20.0%. Revenues per average screen increased 3.3% to $288,961 for 2001 from $279,541 for 2000.

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

     General and Administrative Expenses. General and administrative expenses, as a percentage of revenues, of 5.0% in 2001 remained consistent with 2000. General and administrative expenses increased to $42.7 million for 2001 from $39.0 million for 2000 due to costs, primarily salaries and wages, associated with the Company's international expansion program and increased accrued bonus expense.

     Depreciation and Amortization. Depreciation and amortization as a percentage of total revenues increased to 8.6% in 2001 from 8.4% in 2000. The increase is primarily related to depreciation on new additions and previously classified construction-in-progress assets that were placed in service in 2001.

     Asset Impairment Loss. The Company recorded asset impairment charges of $20.7 million in 2001 and $3.9 million in 2000 pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121 related to assets held for use. All of the impairment charges recorded in 2001 and 2000 were in the U.S. except for an impairment charge of $1.7 million recorded in Brazil in 2001. In accordance with SFAS No. 121, the Company wrote down these assets to their fair value.

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

     Interest Expense. Interest costs incurred, including amortization of debt issue cost and debt discount and the capitalization of $0.2 million of interest to properties under construction, decreased 4.8% to $71.1 million in 2001 from $74.7 million in 2000, including the capitalization of $0.6 million of interest to properties under construction. The decrease in interest costs incurred during 2001 was due principally to a decrease in average debt outstanding resulting from borrowings under the Company's credit facility and lower interest rates on its variable rate debt facilities.

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

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

     Revenues. Revenues in 2000 increased to $786.3 million from $712.6 million in 1999, a 10.3% increase. The increase in revenues is primarily attributable to a 5.8% increase in attendance as the result of the first full year of operation of the 528 net screens added in 1999 and the net addition of 204 new screens in 2000. Revenues were also positively impacted by an increase in admissions and concession revenues per patron of 3.7% and an increase in other revenues (primarily screen advertising) of 22.0%. Revenues per average screen decreased 3.8% to $279,541 for 2000 from $290,612 for 1999.

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

     General and Administrative Expenses. General and administrative expenses, as a percentage of revenues, increased to 5.0% in 2000 from 4.9% in 1999. General and administrative expenses increased to $39.0 million for 2000 from $34.8 million for 1999 due to costs (primarily salaries and wages) associated with the Company's international expansion program and the additional rent expense associated with its corporate office which was sold and leased back in December 1999.

     Depreciation and Amortization. Depreciation and amortization as a percentage of revenues increased to 8.4% in 2000 from 7.5% in 1999. The increase is primarily a result of the net addition of $85.7 million in theatre property and equipment during 2000 and depreciation on previously classified construction-in-progress assets that were placed in service in 2000.

     Asset Impairment Loss. The Company recorded asset impairment charges of $3.9 million in 2000 and $3.7 million in 1999 pursuant to SFAS No. 121 related to assets held for use. All of the impairment charges recorded in 2000 and 1999 were in the U.S. In accordance with SFAS No. 121, the Company wrote down the assets of these properties to their fair value.

     Loss on Sale of Assets and Other. The Company recorded a loss on sale of assets and other of $0.9 million in 2000 and $2.4 million in 1999.

     Interest Expense. Interest costs incurred, including amortization of debt issue cost and debt discount and the capitalization of $0.6 million of interest to properties under construction, increased 16.4% to $74.7 million in 2000 from $64.2 million in 1999, including the capitalization of $4.3 million of interest to properties under construction. The increase in interest costs incurred during 2000 was due principally to an increase in average debt outstanding resulting from borrowings under the Company's credit facility and increased interest rates on its variable rate debt facilities.

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

         In 1999, 2000 and for the majority of 2001, the country of Argentina utilized the peso as its functional currency with it pegged at a rate of 1.0 peso to the U.S. dollar. As a result of economic turmoil which began in December 2001, the Argentine government announced several restrictions on currency conversions and transfers of funds abroad in early January 2002. The Argentine government ended the peso-dollar parity regime and established a dual exchange rate system, with a "commercial rate" and a "market rate". The commercial rate of 1.4 pesos to the U.S. dollar was to be utilized to settle all exports and certain essential imports. The market rate traded for the first time on January 11, 2002 and closed at a rate of 1.7 pesos to the U.S. dollar. As a result, the effect of translating the December 31, 2001 peso balances for assets and liabilities into U.S. dollars at the first known free-floating market rate as of January 11, 2002 (1.7 pesos to the U.S. dollar) is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction of shareholders' equity in the amount of $19.1 million at December 31, 2001. Income and expense accounts from January through November 2001 were converted into U.S. dollars at the exchange rate of 1.0 peso to the U.S. dollar and income and expense accounts in December 2001 were converted into U.S. dollars at the exchange rate of 1.7 pesos to the U.S. dollar. On January 14, 2002, the Argentine government unified the commercial rate and the market rate into one floating rate which is presently in use.

         In 1999, 2000 and 2001, the remaining countries where the Company operates, including Argentina, were deemed non-highly inflationary. Any fluctuation in the currency results in the Company recording a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction of shareholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

        Operating Activities. The Company primarily collects its revenues in cash, primarily through box office receipts and the sale of concession supplies. The Company is expanding the number of theatres that provide the patron a choice of using a credit card, in place of cash, which the Company converts to cash in approximately three to four days. Because the Company's revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" and, as a result, historically has not required traditional working capital financing. The Company typically operates with a negative working capital position for its ongoing theatre operations throughout the year primarily because of the lack of significant inventory and accounts receivable. Cash flow provided by (used for) operating activities, as reflected in the Consolidated Statements of Cash Flows, amounted to $92.1 million, $54.8 million and $87.1 million in 1999, 2000 and 2001, respectively.

        Investing Activities. The Company's investing activities have been principally related to the development and acquisition of additional theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings on the Company's credit facility. Cash flow provided by (used for) investing activities, as reflected in the Consolidated Statements of Cash Flows, amounted to $(223.0) million, $(94.9) million and $(33.8) million in 1999, 2000 and 2001, respectively.

        The Company is continuing to expand its U.S. theatre circuit. During 2001, the Company opened one new theatre with 12 screens, acquired one theatre with 6 screens and closed four theatres with 18 screens in the U.S. Since January 1, 2002, the Company has opened one new domestic theatre with four screens, in Park City, Utah, which screens first run films and also acts as the home of the Sundance Film Festival. The Company currently has one new theatre with 12 screens and a five screen addition to an existing theatre scheduled to open by the end of 2002. The Company also has signed commitments for two new theatres with 31 screens scheduled to open after 2002. The Company estimates that the capital expenditures for the development of these 48 remaining screens in the U.S. will be approximately $5 million. Actual expenditures for continued theatre development and acquisitions during 2002 and thereafter are subject to change based upon the availability and terms of attractive opportunities. The Company plans to fund capital expenditures for continued development from cash flow from operations, borrowings under the Credit Facility, proceeds from sale leaseback transactions and/or sales of excess real estate. As of December 31, 2001, the Company owns approximately $275 million of real estate and improvements resulting from the development of multiplex theatres over the last several years. Additionally, from time to time, subject to compliance with the Company's instruments, the Company may purchase on the open market the Company's debt securities depending upon the availability and prices of such securities.

        Financing Activities. Cash flow provided by (used for) financing activities amounted to $114.9 million, $51.3 million and $(21.5) million in 1999, 2000 and 2001, respectively.

        As of December 31, 2001, the Company's long-term debt obligations, capital lease obligations and future minimum lease obligations under non-cancelable operating leases for each period indicated are summarized as follows:

                             PAYMENTS DUE BY PERIOD

                                                   LESS THAN    1-3      4-5      AFTER
CONTRACTUAL OBLIGATIONS                  TOTAL      1 YEAR     YEARS    YEARS    5 YEARS
-----------------------                 --------   ---------   ------   ------   --------
                                                          (IN MILLIONS)
Long-term debt........................  $  781.0    $ 21.9     $264.7   $114.0   $  380.4
Capital lease obligations.............       0.5       0.3        0.2       --         --
Operating lease obligations...........   1,567.3     102.5      209.9    210.2    1,044.7

SENIOR SUBORDINATED NOTES

        The Company has outstanding three issues of senior subordinated notes:
(1) $200 million in 9 5/8% Series B Senior Subordinated Notes due 2008; (2) $75 million in 9 5/8% Series D Senior Subordinated Notes due 2008; and (3) $105 million in 8 1/2% Series B Senior Subordinated Notes due 2008. Interest in each issue is payable semi-annually on February 1 and August 1 of each year.

        The indentures governing the senior subordinated notes contain covenants that limit, among other things, dividends, transactions with affiliates, investments, sale of assets, mergers, repurchases of the Company's capital stock, liens and additional indebtedness. Upon a change of control, the Company would be required to make an offer to repurchase the senior subordinated notes at a price equal to 101% of the principal amount outstanding plus accrued and unpaid interest through the date of repurchase. The indentures governing the senior subordinated notes allow the Company to incur additional indebtedness if the Company satisfies the coverage ratio specified in each indenture, both at the time of incurrence and after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.

         The senior subordinated notes are general unsecured obligations subordinated in right of payment to the credit agreement or other senior indebtedness. Generally, if the Company is in default under the senior credit facility and other senior indebtedness, the Company would not be allowed to make payments on the senior subordinated notes until the defaults have been cured or waived. If the Company fails to make any payments when due or within the applicable grace period, the Company would be in default under the indentures governing the senior subordinated notes. As of March 27, 2002, the Company was in full compliance with all agreements governing our outstanding debt.

REVOLVING CREDIT FACILITY

        In February 1998, the Company entered into a reducing revolving credit facility with a group of banks for which Bank of America, N.A. acts as administrative agent. The credit facility provided for an initial commitment of $350 million which is automatically reduced each quarter by 2.5%, 3.75%, 5.0%, 6.25% and 6.25% of the aggregate $350 million in 2001, 2002, 2003, 2004 and
2005, respectively, until maturity in 2006. As of March 27, 2002, the aggregate commitment available to the Company is $315.0 million. Borrowings under the credit facility are secured by a pledge of all of the stock of the Company and guarantees by material subsidiaries. The credit facility requires the Company to maintain certain financial ratios; restricts the payment of dividends, payment of subordinated debt prior to maturity and issuance of preferred stock and other indebtedness; and contains other restrictive covenants typical for agreements of this type. Funds borrowed pursuant to the credit facility bear interest at a rate per annum equal to the Offshore Rate or the Base Rate, as the case may be, plus the Applicable Margin (as defined in the credit facility). As of March 27, 2002, the Company had $266 million outstanding under the credit facility and the effective interest rate on such borrowings is 3.7% per annum.

CINEMA PROPERTIES TERM LOAN

        In December 2000, Cinema Properties, Inc., a wholly owned subsidiary that is not subject to restrictions imposed by the credit facility or the indenture governing the senior subordinated notes, borrowed a $77 million 3-year term loan from Lehman Brothers Bank, FSB (the "Cinema Properties Facility"), which matures on December 31, 2003. At the lender's discretion, Cinema Properties, Inc. may be required to make principal payments of $1.5 million in the third and fourth quarters of 2002. Any remaining principal outstanding matures on December 31, 2003. Cinema Properties, Inc. has the unilateral ability to extend the maturity date two times for one year each by paying extension fees of 1.5% and 3.0% of the outstanding borrowing, respectively. Funds borrowed pursuant to the Cinema Properties Facility bear interest at a rate per annum equal to LIBOR plus 5.75%. Borrowings are secured by, among other things, a mortgage placed on six of Cinema Properties, Inc.'s theatres and certain equipment leases. The Cinema Properties Facility requires Cinema Properties, Inc. to comply with certain interest coverage ratios and contains other restrictive covenants typical of agreements of this type. Cinema Properties, Inc. has a separate legal existence, separate assets, separate creditors and separate financial statements. The assets of Cinema Properties, Inc. are not available to satisfy the debts of any of the Company's other consolidated entities. Cinema Properties, Inc. also purchased from Lehman Brothers Derivative Products Inc. an Interest Rate Cap Agreement with a notional amount equal to $77 million with a five year term and a strike rate equal to the excess of three month LIBOR over the strike price of 6.58%. Three month LIBOR as of the date of closing was 6.58%. As of March 27, 2002, $77 million is outstanding under the Cinema Properties Facility and the effective interest rate on such borrowing is 7.7% per annum. A portion of the proceeds from this offering will be used to pay off the Cinema Properties Facility.

SALE AND LEASEBACK

        In December 1999, the Company sold the land, building and site improvements of the Company's corporate office property to a third party special purpose entity for an aggregate purchase price equal to approximately $20.3 million. Simultaneously with the sale, the Company entered into an operating lease for approximately 60% of the property for a base term equal to ten years at a fixed monthly rental payment of $114,000 or $1.4 million annually for the first seven years and a fixed monthly rental payment of $123,000 or $1.5 million annually for the final three years. The Company has two options to extend the office lease; five years for the first option and ten years for the second option. The fixed monthly rental during the first extension is $130,612 or $1.6 million annually. The fixed monthly rental during the second extension is 95% of the fair rental value.

INTERNATIONAL OPERATIONS

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

CINEMARK INVESTMENTS CREDIT AGREEMENT

     In September 1998, Cinemark Investments Corporation borrowed $20 million pursuant to a credit agreement with Bank of America National Trust and Savings Association. In September 2001, Cinemark Investments Corporation repaid the $20 million at maturity.

CINEMARK MEXICO REVOLVING CREDIT FACILITY

        In November 1998, Cinemark Mexico (USA), Inc. executed a credit agreement with Bank of America National Trust and Savings Association (the "Cinemark Mexico Credit Agreement"). The Cinemark Mexico Credit Agreement is a revolving credit facility and provides for a loan to Cinemark Mexico of up to $30 million in the aggregate. The Cinemark Mexico Credit Agreement is secured by a pledge of 65% of the stock of Cinemark de Mexico, S.A. de C.V. and Cinemark Holdings Mexico S. de R.L. de C.V. and an unconditional guarantee by the Company. Pursuant to the terms of the Cinemark Mexico Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate or the Base Rate, as the case may be, plus the Applicable Margin (as defined in the Cinemark Mexico Credit Agreement). Cinemark Mexico is required to make principal payments of $1.5 million per quarter in 2002 with the remaining principal outstanding of $23 million due in January 2003. As of March 27, 2002, $29 million is outstanding under the Cinemark Mexico Credit Agreement and the effective interest rate on such borrowing is 4.4% per annum.

CINEMARK BRASIL NOTES PAYABLE

        Cinemark Brasil S.A. currently has five main types of funding sources executed with local and international banks. These include:

          (1) BNDES (Banco Nacional de Desenvolvimento Economico e Social (the Brazilian National Development Bank)) credit line in the U.S. dollar equivalent in Brazilian reais of US$4.7 million executed in October 1999 with a term of 5 years (with a nine month grace period) and accruing interest at a BNDES basket rate, which is a multiple currency rate based on the rate at which the bank borrows, plus a spread amounting to 14.5%;

          (2) BNDES credit line in the U.S. dollar equivalent in Brazilian reais of US$2.3 million executed in November 2001 with a term of 5 years (with a one year grace period) and accruing interest at a BNDES basket rate plus a spread amounting to 13.8%;

          (3) BNDES credit lines, through FINAME (Fundo de Financiamento para Aquisicao de Maquinas e Equipamentos Industriais (the Government Agency for Equipment Financing)) in the U.S. dollar equivalent in Brazilian reais of US$190,000 executed in December 1999 with a term of 3 years (with a six month grace period) and accruing interest at a BNDES basket rate plus a spread amounting to 13.0%;

          (4) Import financing executed with several banks from April 2001 through February 2002 in the amount of US$6.3 million with a term of 360 to 365 days and accruing interest at an average rate of 8.2% per annum; and

          (5) Project developer financing executed with two engineering companies in September 2000 in the amount of US$1.8 million with a term of 5 years (with a six month grace period) and accruing interest at a rate of TJLP+5% (Taxa de Juros de Longo Prazo (a long term interest rate published by the Brazilian government)).

        These sources are secured by a variety of instruments, including comfort letters from Cinemark International, promissory notes for up to 130% of the value, a revenue reserve account and equipment collateral. As of March 27, 2002, an aggregate of $13.4 million was outstanding and the average effective interest rate on such borrowing is approximately 11.7% per annum.

CINEMARK BRASIL EQUITY FINANCING

        During 2001, Cinemark Brasil S.A. received additional capital from its Brazilian shareholders in an aggregate amount equal to approximately the U.S. dollar equivalent in Brazilian reais of $11.0 million in exchange for shares of common stock of Cinemark Brasil S.A. The contributions were made in July in the aggregate amount of $5.0 million (US dollar equivalent) and in November in the aggregate amount of $6.0 million (US dollar equivalent). The additional capital will be used to fund development in Brazil and to reduce Cinemark Brasil S.A.'s outstanding indebtedness. After giving effect to the additional issuance of common stock, Cinemark International's ownership interest was diluted to approximately 53%. As part of the additional capitalization, the Company agreed to give the Company's Brazilian partners an option to exchange shares they own in Cinemark Brasil S.A. for shares of the class of the Company's common stock to be registered in an initial public offering under the Securities Act occurring any time prior to December 31, 2007.

CINEMARK CHILE NOTES PAYABLE

        On March 26, 2002, Cinemark Chile S.A. entered into a Debt Acknowledgement, Rescheduling and Joint Guarantee and Co-Debt Agreement with Scotiabank Sud Americano and three local banks. Under this agreement, Cinemark Chile S.A. borrowed the U.S. dollar equivalent of approximately $10.6 million in Chilean pesos (adjusted for inflation pursuant to the Unidades de Fomento). Cinemark Chile S.A. is required to make 24 equal quarterly installments of principal plus accrued and unpaid interest, commencing March 27, 2002. The indebtedness is secured by a first priority commercial pledge of the shares of Cinemark Chile S.A., a chattel mortgage over Cinemark Chile's personal property and by guarantees issued by Cinemark International, L.L.C. and Chile Films S.A., a shareholder of Cinemark Chile S.A. The agreement requires Cinemark Chile S.A. to maintain certain financial ratios and contains other restrictive covenants typical for agreements of this type such as a limitation on dividends. Funds borrowed under this agreement bear interest at the Banking Rate, 90 day TAB rate (360 day TAB rate with respect to one of the four banks), as published by the Association of Banks and Financial Institutions Act plus 2%. As of March 27, 2002, $10.1 million is outstanding under this agreement and the effective interest rate on such borrowing is 7.7% per annum.

CREDIT RATINGS

         In August 2000, Standard and Poor's lowered the rating on the Company's three series of senior subordinated notes due 2008 from B to B-, and in December 2000, Moody's Investor Services lowered the rating on these notes from B2 to Caa2. These downgrades have had no effect on the Company's compliance of, or the interest rates payable under, existing agreements governing the Company's debt.

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

         The table below provides information about the Company's fixed rate and variable rate long-term debt agreements:

                                                                       Expected Maturity Date
                                                                       As of December 31, 2001
                            ------------------------------------------------------------------------------------------------------
                             Dec. 31,      Dec. 31,     Dec. 31,     Dec. 31,     Dec. 31,                                Fair
(in millions)                  2002          2003         2004         2005         2006      Thereafter     Total        Value
-------------------------   ----------    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Long-term debt:
Fixed rate                  $       --    $      0.1   $      0.1   $      0.1   $       --   $    380.2   $    380.5   $    395.3
Average interest rate                                                                                             9.3%

Variable rate               $     21.8    $    173.2   $     91.3   $     95.6   $     18.3   $      0.3   $    400.5   $    405.0
Average interest rate                                                                                             5.5%

Total debt                  $     21.8    $    173.3   $     91.4   $     95.7   $     18.3   $    380.5   $    781.0   $    800.3

                                                                       Expected Maturity Date
                                                                       As of December 31, 2000
                            ------------------------------------------------------------------------------------------------------
                              Dec 31,       Dec 31,      Dec 31,      Dec 31,      Dec 31,                                 Fair
(in millions)                  2001          2002         2003         2004         2005      Thereafter     Total         Value
-------------------------   ----------    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Long-term debt:
Fixed rate                  $      0.1    $       --   $      0.1   $       --   $      0.1   $    380.2   $    380.5   $    404.4
Average interest rate                                                                                             9.3%

Variable rate               $     32.7    $     16.5   $    175.1   $     91.5   $     94.8   $     19.2   $    429.8   $    434.9
Average interest rate                                                                                             9.2%

Total debt                  $     32.8    $     16.5   $    175.2   $     91.5   $     94.9   $    399.4   $    810.3   $    839.3

         In December 2000, Cinema Properties, Inc., a wholly-owned subsidiary, entered into the Cinema Properties Facility. Pursuant to the terms of the Cinema Properties Facility, funds borrowed bear interest at a rate per annum equal to LIBOR plus 5.75%. As part of the Cinema Properties Facility, in order to hedge against future changes in interest rates, Cinema Properties, Inc. purchased from Lehman Brothers Derivative Products Inc. an Interest Rate Cap Agreement with a notional amount equal to $77 million with a five year term and a strike rate equal to the excess of three month LIBOR over the strike price of 6.58%. Three month LIBOR as of the date of closing was 6.58%. The interest rate cap agreement is recorded at its fair value of approximately $1.1 million at December 31, 2001.

         The Company is also exposed to market risk arising from changes in foreign currency exchange rates as a result of its international operations. Generally accepted accounting principles in the U.S. require that the Company's subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If the Company's subsidiary operates in a highly inflationary economy, generally accepted accounting principles in the U.S. require that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations result in the Company reporting exchange gains (losses) or foreign currency translation adjustments relating to its international subsidiaries depending on the inflationary environment of the country in which the Company's subsidiary operates. Based upon the Company's equity ownership in its international subsidiaries as of December 31, 2001, holding everything else constant, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which the Company are exposed would decrease the net fair value of its investments in its international subsidiaries by approximately $7 million.

Item 8: Financial Statements and Supplementary Data

         The financial statements and supplementary data are listed on the Index on page F-1. Such financial statements and supplementary data are included herein beginning on page F-3.

Item 9: Changes in and Disagreements on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10: Directors and Executive Officers of the Registrant

         The Directors and executive officers of the Company are:

         NAME                               AGE                   POSITION
Lee Roy Mitchell*                   65      Chairman of the Board; Chief Executive Officer; Director
Tandy Mitchell[GRAPHIC OMITTED]     51      Vice Chairman of the Board; Executive Vice President;
                                            Secretary; Director
Alan Stock+                         41      President; Chief Operating Officer; Director
Robert Copple                       43      Senior Vice President; Treasurer; Chief Financial Officer;
                                            Assistant Secretary; Director
Robert Carmony                      44      Senior Vice President-Operations
Margaret Richards                   43      Vice President-Real Estate; Assistant Secretary
John Lundin                         52      Vice President-Film Licensing
Walter Hebert, III                  56      Vice President-Purchasing
Don Harton                          44      Vice President-Construction
Michael Cavalier                    35      Vice President-General Counsel
Terrell Falk                        51      Vice President-Marketing and Communications
W. Bryce Anderson*+                 59      Director
Heriberto Guerra, Jr.+              52      Director
James Stern                         51      Director
James Singleton+                    46      Director
Denny Rydberg                       57      Director
William Spiegel                     39      Director

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

 From 1985 to 1987, Mr. Mitchell served as President and Chief Executive Officer of a predecessor corporation. Since March 1999, Mr. Mitchell has served as a director of Texas Capital Bancshares, Inc., a bank holding company. Mr. Mitchell has served on the Board of Directors of the National Association of Theatre Owners since 1991. Mr. Mitchell has been engaged in the motion picture exhibition business for nearly 45 years.

     Tandy Mitchell has served as Vice Chairman of the Board since March 1996, as a Director of the Company since April 1992, as Executive Vice President of the Company since October 1989 and as Secretary of the Company since its inception in 1987. Mrs. Mitchell was General Manager of the theatre division of a predecessor corporation from 1985 to 1987. From 1978 to 1985, Mrs. Mitchell was employed by Southwest Cinemas Corporation, most recently as Director of Operations. Mrs. Mitchell is the wife of Lee Roy Mitchell and the sister of Walter Hebert, III.

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

     Walter Hebert, III has served as Vice President-Purchasing of the Company since July 1997 and was the Director of Purchasing from October 1996 until July 1997. Mr. Hebert was the President of 2 Day Video, Inc., a 21-store video chain that was a subsidiary of the Company, from December 1995 until October 1996. Prior to joining the Company, Mr. Hebert worked for Dillards Department Stores from 1973 to 1993, serving as a Divisional Merchandise Manager in the Arkansas Division from 1981 until 1993. Mr. Hebert is the brother of Tandy Mitchell.

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

     Terrell Falk has served as Vice President-Marketing and Communications of the Company since April 2001. From March 1998 to April 2001, Ms. Falk was Director of Large Format Theatres of the Company, in which role she oversaw the marketing and operations of the Company's IMAX theatres. From March 1995 until joining the Company, she was Vice President of Marketing for JQH Film Entertainment, a large format film production and distribution company, where she oversaw film marketing, distribution and production. Prior to this, Ms. Falk was Director of Marketing for the Houston Museum of Natural Science and Wortham IMAX Theatre from February 1982 to March 1995.

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

     James Stern has served as a Director of the Company since March 1997. Mr. Stern has been Chairman of The Cypress Group L.L.C. ("Cypress Group") since its formation in April 1994. Prior to joining Cypress Group, Mr. Stern spent his entire career with Lehman Brothers, an investment banking firm, most recently as Head of the Merchant Banking Group. He served as Head of Lehman's High Yield and Primary Capital Markets Groups, and was Co-Head of Investment Banking. In addition, Mr. Stern was a member of the firm's Operating Committee. Mr. Stern also serves on the Board of Directors of Amtrol, Inc., FNC Holdings, WESCO International, Inc. and Lear Corporation.

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

Item 11: Executive Compensation

                           SUMMARY COMPENSATION TABLE

                                                                                               Long Term
                                                                                              Compensation
                                                                 Annual Compensation             Awards
                                                               ------------------------       ------------
                                                                                               Securities
                                                                                               Underlying       All Other
                                                               Salary(A)          Bonus       Options/SARs     Compensation
       Name and Principal Position                Year           ($)               ($)            (#)               ($)
       ---------------------------                ----         ---------          -----       ------------     ------------
Lee Roy Mitchell, Chairman of the Board           2001          474,516        1,525,484(E)        --           223,285(B)
and Chief Executive Officer                       2000          431,378              -0-           --            12,700(C)
                                                  1999          392,162              -0-           --           118,040(D)


Alan Stock, President and Chief Operating         2001          366,341          198,899(E)        --           267,308(F)
Officer                                           2000          342,375           79,804(K)        --             7,875(J)
                                                  1999          311,250              -0-           --             7,500(J)


Tim Warner, President - Cinemark International    2001          297,075          161,291(E)        --           336,445(G)
                                                  2000          277,640           64,715(K)        --             7,875(J)
                                                  1999          252,400              -0-           --             7,500(J)



Robert Copple, Senior Vice President and Chief    2001          267,500          145,235(E)       700(N)        138,274(H)
Financial Officer (L)                             2000          250,000(M)        58,272(K)        --                --
                                                  1999               --               --           --                --



Robert Carmony, Senior Vice President-Operations  2001          257,881          140,012(E)        --           225,827(I)
                                                  2000          241,010           56,177(K)        --             7,875(J)
                                                  1999          219,100               --           --             7,500(J)



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

(C) Represents a $1,950 annual contribution to the Company's 401(k) savings plan and $10,750 representing the value of the use of a Company vehicle for one year.

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

(N) In October 2001 the Company granted Mr. Copple options to purchase an aggregate of 250 shares of Class B Common Stock under the Cinemark 1991 Nonqualified Stock Option Plan at an exercise price of $1.00 per share. On the date of grant, the Class B Common Stock had a market value of $330 per share. These options were immediately vested and such options were exercised by Mr. Copple. See Footnote H. On December 28, 2001, the Company granted Mr. Copple options to purchase 450 shares of Class B Common Stock at an exercise price of $330 per share. The Company believed that on the date of grant, the Class B Common Stock had a market value of $330 per share. In connection with the initial public offering of its parent company, Cinemark, Inc., and Staff Accounting Bulletin Topic 4.D., the Company revised the market value of a share of the Class B Common Stock for the December 2001 option grants to $2,519 which exceeded the option price of $330 by $2,189 per share. These options vest 20% per year for five years.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                                                                                                       Potential Realizable Value at
                                                                                                          Assumed Annual Rate of
                   Number of Securities     Percent of total           Exercise or base    Expiration  Stock Price Appreciation for
                   Underlying Options/SARs  options/SARs granted to    price ($/Sh)        Date               Option Term(2)
Name               granted (#)              employees in fiscal year                                        5%               10%
Lee Roy Mitchell               --                     --                    n/a               n/a       $       --       $        --
Alan Stock                     --                     --                    n/a               n/a               --                --
Tim Warner                     --                     --                    n/a               n/a               --                --
Robert Copple(1)              250                     25.24%               $  1               n/a          134,136           213,736
                              450                     14.02%               $330           12/2011        1,697,934         2,791,637
Robert Carmony                 --                     --                    n/a               n/a               --                --

(1) In October 2001 the Company granted Mr. Copple options to purchase an aggregate of 250 shares of Class B Common Stock under the Cinemark 1991 Nonqualified Stock Option Plan at an exercise price of $1.00 per share. On the date of grant, the Class B Common Stock had a market value of $330 per share. These options were immediately vested and such options were exercised by Mr. Copple. On December 28, 2001, the Company granted Mr. Copple options to purchase 450 shares of Class B Common Stock at an exercise price of $330 per share. The Company believed that on the date of grant, the Class B Common Stock had a market value of $330 per share. In connection with the initial public offering of its parent company, Cinemark, Inc., and Staff Accounting Bulletin Topic 4.D., the Company revised the market value of the Class B Common Stock for the December 2001 option grants to $2,519 which exceeded the option price of $330 by $2,189 per share. These options vest 20% per year for five years.

(2) Amounts shown as potential realizable values are based on compounded annual rates of share price appreciation of five and ten percent over the 10-year term of the options, as mandated by rules of the Securities and Exchange Commission, and are not indicative of expected share price performance. Actual gains, if any, on share option exercises are dependent on future performance of the overall market conditions, as well as the option holders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved or may be exceeded. The indicated amounts are net of the option exercise price but before taxes that may be payable upon exercise.

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

401(k) PENSION PLAN

     The Company sponsors a defined contribution savings plan (the "401(k) Plan") whereby certain employees of the Company or its subsidiaries may (under current administrative rules) elect to contribute, in whole percentages between 1% and 15% of such employee's compensation, provided no employee's elective contribution shall exceed the amount permitted under Section 402(g) of the Internal Revenue Code of 1986, as amended ($10,500 in 2001). A discretionary matching contribution may be made by the Company annually. In 2001, the Company made an aggregate $0.7 million discretionary match to the individual accounts related to fiscal year 2000. The Company's matching contribution is subject to vesting and forfeiture. The Company's contributions vest to individual accounts at the rate of twenty percent (20%) per year beginning two years from the date of employment. After an employee has worked for six years, employees have full and immediate vesting rights to all of the Company's matching contributions. The Company's contributions to the accounts of the named executive officers are included in the Summary Compensation Table.

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

     In October 2001, the Company granted options to purchase 258 shares with an exercise price of $1.00 per share. The Company believes that the market value of a share of Class B Common Stock on the date of grant exceeded the option price by $329. These options were immediately vested and exercised which resulted in $84,882 of compensation expense being recorded at that time. In October 2001, all remaining unvested options under this Plan were vested and exercised prior to year end. We recognized additional compensation expense of approximately $185,000 for this accelerated vesting. During 2001, there were 4,911 options exercised and 1,485 options forfeited. As of March 27, 2002, there were no outstanding options to purchase shares of the Company's Class B Common Stock under the Plan as all outstanding options were either exercised or forfeited in 2001.

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

     Long Term Incentive Plan

     In November 1998, the Board of Directors adopted, and in February 1999 the shareholders approved, a Long Term Incentive Plan (the "Long Term Incentive Plan") under which the Compensation Committee, in its sole discretion, may grant employees incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, performance units, performance shares or phantom stock up to an aggregate of 9,794 shares of the Company's Class B Common Stock. The Compensation Committee has the discretion to set the exercise price and the term (up to ten years) of the options. All awards under the Long Term Incentive Plan vest at the rate of one-fifth of the total award per year beginning one year from the date of grant, subject to acceleration by the Compensation Committee. An employee's award under the Long Term Incentive Plan is forfeited if the employee is terminated for cause. Upon termination of the employee's employment with the Company, the Company has the option to repurchase the award at the fair market value of the shares of Class B Common Stock vested under such award as determined by the Board of Directors if no public market exists for any class of Common Stock of the Company.

     In December 2001, the Company granted options to purchase 1,525 shares of Class B Common Stock with an exercise price of $330 per share. The Company believed that the market value of a share of Class B Common Stock, on the date of grant was $330. In connection with the offering of Class A Common Stock of the Company's parent, Cinemark, Inc., and Staff Accounting Bulletin Topic 4.D., the Company revised the market value of a share of Class B Common Stock to $2,519 which exceeded the option price of $330 by $2,189 per share. As a result, the Company accrued $3,338,225 for unearned compensation and will begin amortizing this noncash expense in January 2002 at a rate of $667,645 per year during the five year vesting period of the options granted. During 2001, there were no options exercised and 525 options were forfeited under the Long Term Incentive Plan. As of March 27, 2002, there were outstanding under the Long Term Incentive Plan options to purchase 5,815 shares of the Company's Class B Common Stock.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management

     The following table and the accompanying footnotes set forth, as of March 27, 2002, the beneficial ownership of the Company's Common Stock by (i) each person who is known to the Company to own beneficially more than 5% of either class of its outstanding Common Stock, (ii) each director and named executive officer, and (iii) all officers and directors as a group:

                                                                                                                  Combined
                                                                      Number of                                   Percent
Names and Addresses(1)          Title of Class                        Shares(2)         Percent of Class         of Classes
----------------------          --------------                        ---------         ----------------         ----------
Lee Roy Mitchell(3)             Class A Common Stock                      1,500                   100.00%
3900 Dallas Parkway                                                                                                   51.71%
Suite 500                       Class B Common Stock                     93,724                    51.31%
Plano, TX 75093

CGI Equities, Ltd.              Class A Common Stock                         --                       --
3900 Dallas Parkway                                                                                                   17.90%
Suite 500                       Class B Common Stock                     33,500                    18.04%
Plano, TX 75093

Cypress Merchant                Class A Common Stock                         --                       --
Banking Partners, L.P.                                                                                                41.93%
65 East 55th St.                Class B Common Stock                     78,469                    42.27%
New York, NY 10022

Cypress Pictures Ltd.           Class A Common Stock                         --                       --
c/o W.S. Walker Co.                                                                                                    2.18%
Second Floor                    Class B Common Stock                      4,079                     2.20%
Caledonian House
Mary St., P.O. Box 265
George Town, Grand
Cayman
Cayman Islands

The Mitchell Special            Class A Common Stock                         --                       --
Trust                                                                                                                  7.84%
3900 Dallas Parkway             Class B Common Stock                     14,667                     7.90%
Suite 500
Plano, TX 75093

Tandy Mitchell(4)               Class A Common Stock                      1,500                   100.00%             43.06%
3900 Dallas Parkway
Suite 500                       Class B Common Stock                     77,787                    42.59%
Plano, TX 75093

Alan Stock(5)                   Class A Common Stock                         --                       --
3900 Dallas Parkway                                                                                                       *
Suite 500                       Class B Common Stock                        655                        *
Plano, TX 75093

Robert Copple                   Class A Common Stock                         --                       --
3900 Dallas Parkway                                                                                                       *
Suite 500                       Class B Common Stock                        350                        *
Plano, TX 75093

Tim Warner(6)                   Class A Common Stock                         --                       --
3900 Dallas Parkway                                                                                                       *
Suite 500                       Class B Common Stock                        780                        *
Plano, TX 75093

Robert Carmony(7)               Class A Common Stock                         --                       --
3900 Dallas Parkway                                                                                                       *
Suite 500                       Class B Common Stock                        580                        *
Plano, TX 75093

W. Bryce Anderson               Class A Common Stock                         --                       --
P.O. Box 404                                                                                                              *
Ennis, TX 75120                 Class B Common Stock                        200                        *

Heriberto Guerra, Jr.           Class A Common Stock                         --                       --
175 E. Houston, #`10H50                                                                                                   *
San Antonio, TX 78205           Class B Common Stock                        200                        *

Directors and Officers as       Class A Common Stock                      1,500                   100.00%
a Group (17 persons) (8)                                                                                              53.93%
                                Class B Common Stock                     98,485                    53.55%

*    Less than 1%.

(1) Unless otherwise indicated, the Company believes the beneficial owner has both sole voting and investment powers over such shares.

(2) As of March 27, 2002, 1,500 shares of Class A Common Stock and 185,647 shares of Class B Common Stock were issued and outstanding. Includes 2,999 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report. As of March 27, 2002, there was 1 holder of record of the Company's Class A Common Stock and there were 40 holders of record of Class B Common Stock.

(3) Includes 15,937 shares of Class B Common Stock held in trust for the benefit of certain of Mr. Mitchell's grandchildren and 33,500 shares of Class B Common Stock held by CGI Equities, Ltd. for the benefit of Mr. Mitchell's descendants. Mr. Mitchell serves as co-trustee of the trusts for the benefit of certain of Mr. Mitchell's grandchildren and, together with Mrs. Mitchell, controls the general partner of CGI Equities, Ltd. Includes 100 shares of Class B Common Stock owned by Tandy Mitchell. Mr. Mitchell disclaims beneficial ownership of all shares other than 44,187 shares of Class B Common Stock and 1,500 shares of Class A Common Stock directly held by Mr. Mitchell.

(4) Includes 33,500 shares of Class B Common Stock owned by CGI Equities, Ltd., 1,500 shares of Class A Common Stock and 44,187 shares of Class B Common Stock owned by Lee Roy Mitchell, and 100 shares of Class B Common Stock owned by Tandy Mitchell. Lee Roy and Tandy Mitchell each control the general partner of CGI Equities, Ltd. Mrs. Mitchell disclaims beneficial ownership of all shares other than 100 shares of Class B Common Stock that she owns of record.

(5) Includes 180 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.

(6) Includes 180 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.

(7) Includes 180 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.

(8) Includes 1,255 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report, 15,937 shares of Class B Common Stock held in trust for the benefit of certain of Mr. Mitchell's grandchildren and 33,500 shares of Class B Common Stock held by CGI Equities, Ltd. for the benefit of Mr. Mitchell's descendants, as to which Mr. Mitchell (and in the case of 33,500 shares of Class B Common Stock, Mrs. Mitchell,) disclaims beneficial ownership.

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

CERTAIN AGREEMENTS

     The Company manages one theatre with 12 screens for Laredo Theatre, Ltd. Lone Star Theatres, Inc. owns 25% of the limited partnership interests in Laredo. The Company is the sole general partner and owns the remaining limited partnership interests. Lone Star Theatres, Inc. is owned 100% by Mr. David Roberts, who is Mr. Mitchell's son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of theatre revenues in each year up to $50,000,000 and 3% of theater revenues in each year in excess of $50,000,000. The Company received $180,366 of management fee revenues and dividends of $487,500 from Laredo in 2001. In 2001, Laredo distributed dividends of $162,500 to Lone Star Theatres in accordance with the terms of the limited partnership agreement. All such amounts are included in the Company's consolidated financial statements with the intercompany amounts eliminated in consolidation.

     The Company managed two theatres with 11 screens for Westward Ltd. in 2001. Westward is a Texas limited partnership of which Cinemark of Utah, Inc. is the general partner and owns a 1% interest in Westward. Cinemark of Utah, Inc. is 100% owned by Mr. Mitchell. Mr. Mitchell also owns a 48.425% limited partner interest in Westward. Under the agreement, management fees are paid by Westward to the Company at a rate of 3% of theatre revenues. The Company recorded $29,325 of management fee revenues from Westward in 2001. The term ends in November 2002, however, we have the option to renew for one or more five-year periods. One of the two theatres managed by the Company was closed by Westward in February 2002.

     The Company manages one theatre with eight screens for Mitchell Theatres. Mitchell Theatres is 100% owned by members of Mr. Mitchell's family. Under the agreement, management fees are paid by Mitchell Theatres to the Company at a rate of 5% of theatre revenues. The Company recorded $21,389 of management fee revenues from Mitchell Theatres in 2001. The term ends in November 2003. However, we have the option to renew for one or more five-year periods.

     The Company leased one theatre with 7 screens from Plitt Plaza joint venture in 2001. Plitt Plaza is indirectly owned by Lee Roy Mitchell. The term of the lease expires in July 2003, however we have 2 five-year renewal options. The annual rent is approximately $264,000 plus certain taxes, maintenance expenses, insurance, and a percentage of gross admission and concession receipts in excess of certain amounts. The Company recorded $272,341 of facility lease expense payable to Plitt Plaza joint venture during 2001.

PROFIT PARTICIPATION

     The Company entered into a profit participation agreement with Alan Stock, the Company's President, pursuant to which Mr. Stock receives a profit interest in two recently built theatres after the Company has recovered its capital investment in these theatres plus borrowing costs. Under this agreement, operating losses and disposition losses for any year are allocated 100% to the Company. Operating profits and disposition profits for these theatres for any fiscal year are allocated first to the Company to the extent of its total operating losses and losses from any disposition of these theatres. Thereafter, net cash from operations from these theatres or from any disposition of these theatres is paid first to the Company until such payments equal the Company's investment in these theatres, plus interest, and then 51% to the Company and 49% to Mr. Stock. In the event that Mr. Stock's employment is terminated without cause, profits will be distributed according to this formula without regard to the Company's investment. No amounts have been paid to Mr. Stock to date pursuant to the profit participation agreement. The Company does not intend to enter into similar arrangements with the Company's executive officers in the future.

SHAREHOLDERS' AGREEMENT

     The Company entered into the Shareholders' Agreement dated March 12, 1996 with Mr. Mitchell, his affiliates and Cypress (the "Shareholders' Agreement"). Among other things, the Shareholders' Agreement provides that, subject to certain conditions, the Company must obtain (with certain exceptions) the consent of Cypress for certain corporate acts including, but not limited to, amendments to the Articles of Incorporation of the Company, approval of annual budgets under certain circumstances, asset dispositions or acquisitions in excess of specified amounts, merger or consolidation of the Company, incurrence of indebtedness over specified amounts, certain stock redemptions or dividends, transactions with affiliates over specified amounts, certain management changes or new compensation plans, financing theatres through limited partnerships, settlements of litigation over specified amounts and issuance of Common Stock under certain conditions. The Shareholders' Agreement also provides that Cypress may not convert its Class B Common Stock to Class A Common Stock unless certain events occur such as a Change of Control (as defined in the Shareholders' Agreement) or the consummation of a public offering of the Company's Common Stock. The above-described provisions terminate on the earlier of (i) the public owning 25% or more of the Common Stock of the Company, (ii) the merger of the Company with and into any publicly traded company or (iii) ten years after the date of the Shareholders' Agreement. The Shareholders' Agreement also contains a voting agreement pursuant to which Mr. Mitchell agrees to vote his shares of Common Stock to elect certain designees of Cypress to the Board of Directors of the Company.

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

Consolidated Balance Sheets, December 31, 2000 and 2001 (restated)                         F-3

Consolidated Statements of Operations for the Years Ended
        December 31, 1999, 2000 and 2001                                                   F-5

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for
        the Years Ended December 31, 1999, 2000, and 2001 (restated)                       F-6

Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1999, 2000 and 2001                                                   F-7

Notes to Consolidated Financial Statements                                                 F-8


SUPPLEMENTAL SCHEDULES REQUIRED BY THE INDENTURES
FOR THE SENIOR SUBORDINATED NOTES:


Schedule

A.    Consolidating Balance Sheet Information, December 31, 2001 (restated)                S-1

B.    Consolidating Statement of Operations Information for the Year Ended
      December 31, 2001                                                                    S-2

C.    Consolidating Statement of Cash Flows Information for the Year Ended
      December 31, 2001                                                                    S-3


SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and Qualifying Accounts                                            S-4



INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Cinemark USA, Inc. and Subsidiaries
Plano, TX

We have audited the accompanying consolidated balance sheets of Cinemark USA, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement Schedule II-Valuation and Qualifying Accounts listed in the index on page F-1. These financial statements and financial statement Schedule II are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement Schedule II based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cinemark USA, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 17, the Company restated shareholders' equity at December 31, 2001, to reflect additional unearned compensation related to stock options.

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


/s/ Deloitte & Touche LLP

Dallas, Texas
February 8, 2002 (June 27, 2002, as to the restatement of shareholders' equity described in Note 17)

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 2001
--------------------------------------------------------------------------------

ASSETS                                                    2000             2001
CURRENT ASSETS
    Cash and cash equivalents                        $   19,839,994   $   50,199,223
    Inventories                                           3,734,955        3,322,032
    Accounts receivable                                   8,246,024       11,049,648
    Income tax receivable                                 1,462,721        1,438,794
    Prepaid expenses and other                            3,591,666        3,246,829
                                                     --------------   --------------

       Total current assets                              36,875,360       69,256,526

THEATRE PROPERTIES AND EQUIPMENT
    Land                                                 67,645,774       63,463,978
    Buildings                                           306,634,606      314,423,663
    Leasehold interests and improvements                343,347,473      352,294,695
    Theatre furniture and equipment                     460,891,679      466,953,793
    Theatres under construction                          14,987,487        4,198,208
                                                     --------------   --------------

    Total                                             1,193,507,019    1,201,334,337

    Less accumulated depreciation and amortization      243,372,299      334,927,920
                                                     --------------   --------------

       Theatre properties and equipment - net           950,134,720      866,406,417


OTHER ASSETS
    Goodwill - net                                       16,826,740       15,124,954
    Investments in and advances to affiliates             6,932,208        4,447,003
    Deferred tax asset                                           --        3,716,206
    Deferred charges and other - net                     49,807,442       37,592,644
                                                     --------------   --------------

       Total other assets                                73,566,390       60,880,807
                                                     --------------   --------------


TOTAL                                                $1,060,576,470   $  996,543,750
                                                     ==============   ==============

                                                                     (Continued)

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 2001
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY                                           2000              2001

CURRENT LIABILITIES
    Current portion of long-term debt                                     $   32,767,581    $   21,853,742
    Accounts payable                                                          28,438,827        31,109,661
    Accrued film rentals                                                      24,597,474        23,581,478
    Accrued interest                                                          19,856,463        16,167,137
    Accrued payroll                                                           10,597,640        13,142,023
    Accrued property taxes                                                    15,219,543        14,028,991
    Accrued other current liabilities                                         17,778,916        19,472,236
                                                                          --------------    --------------

       Total current liabilities                                             149,256,444       139,355,268

LONG-TERM LIABILITIES
    Long-term debt, less current portion                                     777,555,162       759,102,424
    Deferred income taxes                                                     14,831,678                --
    Deferred lease expenses                                                   20,475,247        22,832,388
    Deferred gain on sale leasebacks                                           5,104,461         4,738,540
    Deferred revenues and other long-term liabilities                         16,752,114         9,824,212
                                                                          --------------    --------------

       Total long-term liabilities                                           834,718,662       796,497,564

COMMITMENTS AND CONTINGENCIES (Note 10)

MINORITY INTERESTS IN SUBSIDIARIES                                            27,691,527        35,353,662

SHAREHOLDERS' EQUITY (as restated, see Note 17)
    Class A Common Stock, $.01 par value: 10,000,000 shares authorized,
       1,500 shares issued and outstanding                                            15                15
    Class B Common Stock, no par value: 1,000,000 shares authorized,
       234,782 and 239,893 shares issued and outstanding, respectively        49,538,316        49,543,427
    Additional paid-in-capital                                                13,198,615        15,097,709
    Unearned compensation - stock options                                     (1,956,944)       (4,226,004)
    Retained earnings                                                         48,717,567        44,696,299
    Treasury stock, 57,245 Class B shares at cost                            (24,232,890)      (24,232,890)
    Accumulated other comprehensive loss                                     (36,354,842)      (55,541,300)
                                                                          --------------    --------------

       Total shareholders' equity                                             48,909,837        25,337,256
                                                                          --------------    --------------


TOTAL                                                                     $1,060,576,470    $  996,543,750
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
                                                                               ==============    ==============    ==============

See notes to consolidated financial statements

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
--------------------------------------------------------------------------------

                                                       Class A           Class B
                                                     Common Stock      Common Stock
                                                    --------------  --------------------
                                                                                          Additional      Unearned
                                                    Shares          Shares                 Paid-in      Compensation
                                                    Issued  Amount  Issued     Amount      Capital      Stock Options
BALANCE January 1, 1999                              1,500  $   15  234,073  $49,537,607  $13,773,691   $  (4,221,326)

Net income
Unearned compensation from stock options granted                                               17,040         (17,040)
Unearned compensation from stock options forfeited                                            (57,510)         52,718
Amortization of unearned compensation                                                                       1,053,968
Foreign currency translation adjustment
                                                    ------  ------  -------  -----------  -----------   -------------

BALANCE December 31, 1999                            1,500  $   15  234,073  $49,537,607  $13,733,221   $  (3,131,680)


Net loss
Unearned compensation from stock options forfeited                                           (362,298)        168,482
Amortization of unearned compensation                                                                       1,006,254
Shares repurchased by shareholder                                                             103,584
Repurchase of options                                                                         (67,575)
Repurchase of treasury stock
Stock options exercised, including tax benefit                          709          709     (208,317)
Foreign currency translation adjustment
                                                    ------  ------  -------  -----------  -----------   -------------

BALANCE December 31, 2000                            1,500  $   15  234,782  $49,538,316  $13,198,615   $  (1,956,944)


Net loss
Unearned compensation from stock options granted
    (as restated, See Note 17)                                                              3,423,107      (3,423,107)
Unearned compensation from stock options forfeited                                           (143,392)        143,392
Amortization of unearned compensation                                                                       1,010,655
Stock options exercised, including tax benefit                        5,111        5,111   (1,380,621)
Foreign currency translation adjustment
                                                    ------  ------  -------  -----------  -----------   -------------

BALANCE December 31, 2001 (as restated, See
    Note 17)                                         1,500  $   15  239,893  $49,543,427  $15,097,709   $  (4,226,004)
                                                    ======  ======  =======  ===========  ===========   =============

                                                                                  Accumulated
                                                                                    Other
                                                      Retained      Treasury     Comprehensive                  Comprehensive
                                                      Earnings       Stock           Loss           Total       Income (Loss)
BALANCE January 1, 1999                             $ 58,105,217  $(24,198,890)  $ (17,196,698)  $ 75,799,616

Net income                                             1,035,435                                    1,035,435   $   1,035,435
Unearned compensation from stock options granted                                                           --
Unearned compensation from stock options forfeited                                                     (4,792)
Amortization of unearned compensation                                                               1,053,968
Foreign currency translation adjustment                                            (14,033,681)   (14,033,681)    (14,033,681)
                                                    ------------  ------------   -------------   ------------   -------------

BALANCE December 31, 1999                           $ 59,140,652  $(24,198,890)  $ (31,230,379)  $ 63,850,546   $ (12,998,246)
                                                                                                                =============

Net loss                                             (10,423,085)                                 (10,423,085)    (10,423,085)
Unearned compensation from stock options forfeited                                                   (193,816)
Amortization of unearned compensation                                                               1,006,254
Shares repurchased by shareholder                                                                     103,584
Repurchase of options                                                                                 (67,575)
Repurchase of treasury stock                                           (34,000)                       (34,000)
Stock options exercised, including tax benefit                                                       (207,608)
Foreign currency translation adjustment                                             (5,124,463)    (5,124,463)     (5,124,463)
                                                    ------------  ------------   -------------   ------------   -------------

BALANCE December 31, 2000                           $ 48,717,567  $(24,232,890)  $ (36,354,842)  $ 48,909,837   $ (15,547,548)
                                                                                                                =============

Net loss                                              (4,021,268)                                  (4,021,268)     (4,021,268)
Unearned compensation from stock options granted
    (as restated, See Note 17)                                                                             --
Unearned compensation from stock options forfeited                                                         --
Amortization of unearned compensation                                                               1,010,655
Stock options exercised, including tax benefit                                                     (1,375,510)
Foreign currency translation adjustment                                            (19,186,458)   (19,186,458)    (19,186,458)
                                                    ------------  ------------   -------------   ------------   -------------

BALANCE December 31, 2001 (as restated, See
    Note 17)                                          44,696,299  $(24,232,890)  $ (55,541,300)  $ 25,337,256   $ (23,207,726)
                                                    ============  ============   =============   ============   =============

See notes to consolidated financial statements

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
--------------------------------------------------------------------------------

                                                                                1999              2000              2001
OPERATING ACTIVITIES
    Net income (loss)                                                      $    1,035,435    $  (10,423,085)   $   (4,021,268)

    Noncash items in net income (loss):
        Depreciation                                                           51,960,793        63,943,131        70,978,308
        Amortization of goodwill and other assets                               2,163,621         3,052,873         2,565,538
        Amortization of gain on sale leasebacks                                  (218,920)         (365,920)         (365,921)
        Amortization of foreign advanced rents                                  1,275,689         2,523,076         2,345,095
        Amortization of debt discount and premium                                 (28,508)          (28,507)          (28,508)
        Amortization of debt issue costs                                          855,839           885,449         2,387,828
        Amortized compensation - stock options                                  1,049,176           916,022         1,010,655
        Loss on impairment of assets                                            3,720,390         3,872,126        20,723,274
        Loss on sale of assets and other                                        2,419,511           912,298        12,407,696
        Deferred lease expenses                                                 1,610,053         4,286,447         2,357,141
        Deferred income tax expenses                                            1,973,662        (3,256,326)      (18,547,884)
        Equity in (income) loss of affiliates                                    (241,218)            7,493         4,471,983
        Minority interests in income (loss) of subsidiaries                      (662,456)           52,802          (162,573)
        Common Stock issued for options exercised, including tax benefit               --          (207,608)       (1,375,510)
        Cumulative effect of an accounting change                               3,386,207                --                --

    Change in assets and liabilities:
        Inventories                                                            (1,142,815)          999,565           412,923
        Accounts receivable                                                       346,817         3,821,447        (2,803,624)
        Prepaid expenses and other                                             (5,050,770)        3,917,056           344,837
        Other assets                                                          (13,986,786)        1,905,257         4,746,176
        Advances with affiliates                                                7,691,402           430,185        (1,671,098)
        Accounts payable                                                       24,790,961       (24,647,978)        2,670,834
        Accrued liabilities                                                     8,157,069         1,626,445       (11,347,641)
        Income tax receivable                                                     996,496           573,425            23,927
                                                                           --------------    --------------    --------------

          Net cash provided by operating activities                            92,101,648        54,795,673        87,122,188

INVESTING ACTIVITIES
    Additions to theatre properties and equipment                            (248,370,598)     (113,080,618)      (40,351,680)
    Sale of theatre properties and equipment                                   23,867,262        23,275,239         6,867,953
    Investment in affiliates                                                      (47,017)       (5,233,333)         (379,373)
    Dividends/capital returned from affiliates                                   1,506,377          153,000            63,693
                                                                           --------------    --------------    --------------

        Net cash used for investing activities                               (223,043,976)      (94,885,712)      (33,799,407)

FINANCING ACTIVITIES
    Increase in long-term debt                                                180,750,458       210,453,907        93,236,439
    Reductions of long-term debt                                              (51,676,027)     (178,515,735)     (122,574,508)
    Costs of debt financing                                                      (375,000)       (4,607,226)               --
    Increase in deferred revenues                                               1,250,000        26,224,423                --
    Increase in minority investment in subsidiaries                             9,584,770         2,500,102        11,429,373
    Decrease in minority investment in subsidiaries                           (24,606,921)       (4,673,720)       (3,604,665)
    Repurchase of options                                                              --           (67,575)               --
    Repurchase of treasury stock                                                       --           (34,000)               --
                                                                           --------------    --------------    --------------

        Net cash provided by (used for) financing activities                  114,927,280        51,280,176       (21,513,361)

EFFECT OF EXCHANGE RATE CHANGES
    ON CASH AND CASH EQUIVALENTS                                                 (758,663)         (222,300)       (1,450,191)
                                                                           --------------    --------------    --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (16,773,711)       10,967,837        30,359,229

CASH AND CASH EQUIVALENTS:
    Beginning of period                                                        25,645,868         8,872,157        19,839,994
                                                                           --------------    --------------    --------------
    End of period                                                          $    8,872,157    $   19,839,994    $   50,199,223
                                                                           ==============    ==============    ==============

SUPPLEMENTAL INFORMATION (Note 5)

See notes to consolidated financial statements

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business - Cinemark USA, Inc. and its subsidiaries (the "Company") is one of the leaders in the motion picture exhibition industry that owns or leases and operates 276 motion picture theatres (3,000 screens) in 33 states, Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica and Colombia as of December 31, 2001. The Company also manages an additional four theatres (27 screens) in the United States ("U.S.") and provides management services for one theatre (13 screens) in Taiwan at December 31, 2001.

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

     Theatre Properties and Equipment - Theatre properties and equipment are stated at cost less accumulated depreciation and amortization. Property additions include $4,312,499, $613,614 and $215,704 of interest incurred during the development and construction of theatres capitalized in 1999, 2000 and 2001, respectively. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: buildings - 18 to 40 years; theatre furniture and equipment - 5 to 15 years. Amortization of leasehold interests and improvements is provided using the straight-line method over the lesser of the lease period or the estimated useful lives of the leasehold interests and improvements.

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

     Deferred Charges and Other - Deferred charges and other primarily consist of debt issue costs, foreign advanced rents, capitalized licensing fees, construction advances and other deposits, equipment to be placed in service, an interest rate cap agreement and other intangible assets. Debt issue costs are amortized using the straight-line method over the primary financing terms ending February 2003 to July 2008. Capitalized licensing fees are amortized using the straight-line method over fifteen years reflecting the estimated economic life of the asset being licensed. Foreign advanced rents represent advance payments of long-term foreign leases which are expensed to facility lease expense generally over 10 to 20 years as leased facilities are utilized. For financial reporting purposes through December 31, 2001, other intangible assets have been amortized over the respective lives of the trademarks, noncompete agreements or other intangible asset agreements. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", beginning January 1, 2002, other intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment at least annually. See note 2 for disclosure of the impact in 2002 upon adoption of this new accounting pronouncement.

                       CINEMARK USA, INC. AND SUBSIDIARIES

     Deferred Revenues - Advances collected on long-term screen advertising and concession contracts are recorded as deferred revenues. The advances collected on screen advertising contracts are recognized as other revenues when earned based primarily on the Company's attendance counts or screenings depending on the agreements. The advances collected on concession contracts are recognized as a reduction to concession supplies expense when earned.

     Revenue and Expense Recognition - Revenues are recognized when admissions and concession sales are received at the box office and screen advertising is shown at the theatres. Film rental costs are accrued based on the applicable box office receipts and either the mutually agreed upon firm terms or estimates of the final settlement depending upon the film licensing arrangement. Estimates are made based on the expected success of a film over the length of its run. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known at the time the estimate is made and the expected success of a film over the length of its run can typically be estimated early in the film's run. The final film settlement amount is negotiated at the conclusion of the film's run based upon how a film actually performs. If actual settlements are higher than those estimated, additional film rental costs are recorded at the time of settlement. Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 1999, 2000, and 2001 totaled $18,374,600, $17,931,796 and $14,622,336, respectively.

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
                                                            ==========   ==========    ==========

                       CINEMARK USA, INC. AND SUBSIDIARIES

     Basic net income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of Common Stock of all classes outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common Stock and potential issuable Common Stock using the treasury stock method. The dilutive effect of the options to purchase Common Stock are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive. At December 31, 2000 and 2001, 12,490 and 10,630 options to purchase Common Stock (calculated on a weighted average for the year basis) have been excluded from the diluted net income (loss) per share calculation, respectively, as their effect would have been antidilutive. See note 12 for additional disclosures regarding the Company's capital stock and related stock option plans.

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

                       CINEMARK USA, INC. AND SUBSIDIARIES

         In 1999, 2000 and for the majority of 2001, the country of Argentina utilized the peso as its functional currency with it pegged at a rate of 1.0 peso to the U.S. dollar. As a result of economic turmoil which began in December 2001, the Argentine government announced several restrictions on currency conversions and transfers of funds abroad in early January 2002. The Argentine government ended the peso-dollar parity regime and established a dual exchange rate system, with a "commercial rate" and a "market rate". The commercial rate of 1.4 pesos to the U.S. dollar was to be utilized to settle all exports and certain essential imports. The market rate traded for the first time on January 11, 2002 and closed at a rate of 1.7 pesos to the U.S. dollar. As a result, the effect of translating the December 31, 2001 peso balances for assets and liabilities into U.S. dollars at the first known free-floating market rate as of January 11, 2002 (1.7 pesos to the U.S. dollar) is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction of shareholders' equity in the amount of $19.1 million at December 31, 2001. Income and expense accounts from January through November 2001 were converted into U.S. dollars at the exchange rate of
1.0 peso to the U.S. dollar and income and expense accounts in December 2001 were converted into U.S. dollars at the exchange rate of 1.7 pesos to the U.S. dollar. On January 14, 2002, the Argentine government unified the commercial rate and the market rate into one floating rate which is presently in use.

     In 1999, 2000 and 2001, the remaining countries where the Company operates, including Argentina, were deemed non-highly inflationary. Any fluctuation in the currency results in the Company recording a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction of shareholders' equity.

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
                                                                           ==========   ==========

     The Company recorded a write-down in its investment in Fandango, Inc. of $4,062,333 in 2001 as the investment was written down to estimated market value. At December 31, 2000 the Company owned approximately 300,000 shares of Fandango, Inc. (a privately held on-line movie ticketing company with no public market for its stock) at a value of $4,233,333. In 2001, an independent third party capital injection was made to Fandango, Inc. that was valued at $0.57 per share. Based on this third party capital injection, the Company's stock in Fandango was determined to have a value of $171,000 (300,000 shares X $.57 per share), which was considered to be an impairment that was other than temporary. As a result, the Company recorded a write-down of $4,062,333 in its investment.

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

10. COMMITMENTS AND CONTINGENCIES

     Leases - The Company conducts a significant part of its theatre operations in leased premises under noncancelable operating leases with terms of 5 to 30 years. In addition to the minimum annual lease payments, most of these leases provide for contingent rentals based on operating results and require the payment of taxes, insurance and other costs applicable to the property. Generally, these leases include renewal options for various periods at stipulated rates. Some leases also provide for escalating rent payments throughout the lease term. Deferred lease expenses of $20,475,247 and $22,832,388 at December 31, 2000 and 2001, respectively, have been provided to account for lease expenses on a straight-line basis, where lease payments are not made on such basis. Rent expense for the years ended December 31, is as follows:

                                    1999             2000           2001
                                    ----             ----           ----
Fixed rent expense              $74,191,987      $ 86,226,132   $ 91,095,537
Contingent rent expense          15,616,356        22,262,473     23,640,988
                                -----------      ------------   ------------
Facility lease expense          $89,808,343      $108,488,605   $114,736,525
Corporate office rent expense       122,681         1,410,087      1,400,166
                                -----------      ------------   ------------
Total rent expense              $89,931,024      $109,898,692   $116,136,691
                                ===========      ============   ============


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

     In March 1999, the Department of Justice filed suit in the U.S. District Court, Northern District of Ohio, Eastern Division, against the Company alleging certain violations of the ADA relating to the Company's wheelchair seating arrangements and seeking remedial action. An Order granting Summary Judgment to the Company was issued in November 2001. The Department of Justice has filed a Notice of Appeal with the Sixth Circuit Court of Appeals. If the Company loses this litigation, our financial position, results of operations and cash flows may be materially and adversely affected. The Company is unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

     In February 2000, Barbara Cornilles, Edwin Cornilles, Dorothy Johnson, Damara Paris, Stephen Purvis, George Scheler, Susan Teague and Jackie Woltring filed suit in the U.S. District Court for the District of Oregon against the Company, Regal Cinemas, Inc., Century Theatres, Inc., and Carmike Cinemas, Inc. alleging certain violations of the ADA relating to accessibility of movie theatres for deaf patrons. An Order granting Summary Judgement to the Company was issued by a federal magistrate judge in December 2001 which was ratified by the federal district judge in March 2002. In April 2002, the plaintiffs agreed not to appeal the summary judgement ruling.

     In August 2001, David Wittie, Rona Schnall, Ron Cranston, Jennifer McPhail, Peggy Garaffa and ADAPT of Texas filed suit in the 201st Judicial District Court of Travis County, Texas alleging certain violations of the Human Resources Code, the Texas Architectural Barriers Act, the Texas Accessibility Standards and the Deceptive Trade Practices Act relating to accessibility of movie theatres for patrons using wheelchairs at two theatres located in the Austin, Texas market. The plaintiffs are seeking remedial action and unspecified damages. The Company has filed an answer denying the allegations and is vigorously defending this suit. The Company is unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with the proceeding.

                       CINEMARK USA, INC. AND SUBSIDIARIES

     In July 2001, Sonia-Rivera-Garcia and Valley Association for Independent Living filed suit in the 93rd Judicial District Court of Hidalgo County, Texas alleging certain violations of the Human Resources Code, the Texas Architectural Barriers Act, the Texas Accessibility Standards and the Deceptive Trade Practices Act relating to accessibility of movie theatres for patrons using wheelchairs at one theatre located in the Mission, Texas market. The plaintiffs are seeking remedial action and unspecified damages. The Company has filed an answer denying the allegations and is vigorously defending this suit. The Company is unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

     From time to time, the Company is involved in other various legal proceedings arising from the ordinary course of its business operations, such as personal injury claims, employment matters and contractual disputes, most of which are covered by insurance. The Company believes its potential liability with respect to proceedings currently pending is not material in the aggregate to the Company's financial position, results of operations and cash flows.

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
                                                     ============   ============

                       CINEMARK USA, INC. AND SUBSIDIARIES

12. CAPITAL STOCK

     Common and Preferred Stocks - Class A and Class B shareholders have exclusive voting rights. Class B Common Stock shareholders have no voting rights except upon any proposed amendments to the articles of incorporation. However, they may convert their Class B Common Stock at their option to Class A Common Stock. In the event of any liquidation, the Class A and Class B Common Stock shareholders will be entitled to their pro rata share of assets remaining after any preferred stock shareholders have received their preferential amounts based on their respective shares held.

     The Company has 1,000,000 shares of preferred stock, $1.00 par value, authorized with none issued or outstanding. The rights and preferences of preferred stock will be determined by the Board of Directors at the time of issuance.

     The Company's ability to pay dividends is effectively limited by its status as a holding company and the terms of its indentures and certain of its other debt instruments, which significantly restrict the ability of certain of the Company's subsidiaries to pay dividends directly or indirectly to the Company. Furthermore, certain of the Company's foreign subsidiaries currently have a deficit in retained earnings which prevents the Company from declaring and paying dividends from those subsidiaries.

     Employee Stock Option Plan - Under terms of the Company's 1991 Nonqualified Stock Option Plan, nonqualified options to purchase up to 10,685 shares of the Company's Class A Common Stock may be granted to key employees. All options vest and are exercisable over a period of five years from the date of grant and expire ten years from the date of grant. A summary of the Company's 1991 Nonqualified Stock Option Plan activity and related information for the years ended December 31, 1999, 2000 and 2001 is as follows:

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
                                     ======   ==============   ======    ==============   ======    ==============

     The Company repurchased options to purchase 159 shares of Class A Common Stock held by an employee in February 2000. The aggregate purchase price for such options was $266,166, of which $198,432 is included in salaries and wages expense. The Company believes that the market value of a share of Class A Common Stock on the date of grant for the 258 shares granted in October 2001 exceeded the option price by approximately $329. These options were immediately vested and exercised which resulted in $84,882 of compensation expense being recorded at that time. In October 2001, all remaining unvested options under this Plan were vested with additional compensation expense of approximately $185,000 recorded at that time.

                       CINEMARK USA, INC. AND SUBSIDIARIES

     Independent Director Stock Options - The Company has granted the unaffiliated directors of the Company options to purchase up to an aggregate of 800 shares of the Company's Class A Common Stock at an exercise price of $1.00 per share (the "Director Options"). The options vest five years from the date of grant and expire ten years from the date of grant. A director's options are forfeited if the director resigns or is removed from the Board of Directors of the Company.

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

     Long-Term Incentive Plan - In November 1998, the Board approved a Long-Term Incentive Plan (the "Long Term Incentive Plan") under which the Compensation Committee of the Board of Directors, in its sole discretion, may grant employees incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, performance units, performance shares or phantom stock up to an aggregate of 9,794 shares of the Company's Class A Common Stock. The Compensation Committee has the discretion to set the exercise price and the term (up to ten years) of the options. All awards under the Long Term Incentive Plan vest at the rate of one-fifth of the total award per year beginning one year from the date of grant, subject to acceleration by the Compensation Committee. An employee's award under the Long Term Incentive Plan is forfeited if the employee is terminated for cause. Upon termination of the employee's employment with the Company, the Company has the option to repurchase the award at the fair market value of the shares of Class A Common Stock vested under such award as determined in accordance with the Long Term Incentive Plan.

                       CINEMARK USA, INC. AND SUBSIDIARIES

     A summary of the Company's Long Term Incentive Plan activity and related information for the years ended December 31, 1999, 2000 and 2001 is as follows:

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

     The Company believes that the market value of a share of Class B Common Stock on the date of grant for the 40 options granted in January 1999 exceeded the option price by approximately $426. As a result, the Company accrued $17,040 for unearned compensation and has been amortizing this non-cash expense at a rate of $3,408 per year during the five year vesting period for the options granted. The Company believes the market value of a share of Class B Common Stock on the date of grant for the 50 options granted in January 2000 did not exceed the option price of $1,674 and thus no compensation expense was recorded. The Company believed the market value on the date of grant of the 1,525 options granted in December 2001 did not exceed the exercise price of $330 per share and therefore no compensation expense was recorded. As discussed in Note 17, the Company restated its 2001 financial statements to recognize additional unearned compensation related to options granted in December 2001. In connection with the initial public offering of the Class A Common Stock of the Company's parent, Cinemark, Inc., and Staff Accounting Bulletin Topic 4.D., the Company has revised the market value per share for the 1,525 options granted in December 2001 to $2,519 which exceeded the option price of $330 by $2,189 per share. As a result, the Company accrued $3,338,225 for additional unearned compensation and will begin amortizing this noncash expense in January 2002 at a rate of $667,645 per year during the five year vesting period of the options granted. The long-term incentive options expire ten years from the date of grant.

     For all options, the excess of the estimated fair market value of the stock at the dates of the grant over the exercise price is accounted for as additional paid-in-capital and as unearned compensation, which is amortized to operations over the vesting period. As a result of the above grants, unearned compensation of $17,040, $0 and $3,423,107 was recorded in 1999, 2000 and 2001, respectively. Compensation expense under these stock option plans was $1,049,176, $1,114,454 and $1,010,655 in 1999, 2000 and 2001, respectively, of which, $198,432 of the compensation expense recorded in 2000 reflected actual compensation expense (as opposed to non-cash amortization) paid out to an employee upon the repurchase of options by the Company.

     The Company applies APB Opinion 25 and related interpretations in accounting for the Company's stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the date of grant for awards under the plans consistent with the method of Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                               1999                  2000              2001
                                               ----                  ----              ----
Net income (loss)        As reported         $1,035,435          $(10,423,085)      $(4,021,268)
                         Proforma               635,505           (10,823,866)       (4,422,475)

Earnings (loss) per share:

     Basic               As reported         $     5.81          $     (58.30)      $    (22.40)
                         Proforma                  3.56                (60.55)           (24.63)

     Diluted             As reported         $     5.40          $     (58.30)      $    (22.40)
                         Proforma                  3.31                (60.55)           (24.63)

     The weighted average fair value per share of these stock options granted in 1999, 2000 and 2001 was $1,018 (all of which had exercise prices less than market value at the date of grant), $592 (all of which had an exercise price that equaled the market value at the date of grant) and $2,320 (all of which had exercise prices less than market value at the date of grant), respectively. The following assumptions were used in the calculation of fair value: dividend yield of 0 percent; an expected life of 10 years; expected volatility of 45 percent; and risk-free interest rates of 4.4 percent.

                       CINEMARK USA, INC. AND SUBSIDIARIES

     During 2000 and 2001, the Company experienced actual tax deductible compensation that was less than the compensation amounts recorded for book purposes. The income tax effect of this difference was recorded as a reduction of shareholders' equity only to the extent of previous increases in accordance with paragraph 17 of APB No. 25 as follows:

2000                $  208,317
                    ==========
2001                $1,380,621
                    ==========

13. OTHER RELATED PARTY TRANSACTIONS

     In addition to transactions discussed in other notes to the financial statements, the following transactions with related companies are included in the Company's financial statements:


                                                                1999         2000         2001
                                                             ----------   ----------   ----------
Facility lease expense - theatre and equipment leases
with shareholder affiliates                                  $  295,171   $  268,101   $  272,341
Video game machine revenues - a subsidiary of an affiliate    2,679,490    2,714,817    2,558,693
Management fee revenues for property and theatre management:
  Equity investees                                              184,781      136,926      148,798
  Other related parties                                              --       27,955       50,714

     The Company manages one theatre with 12 screens for Laredo Theatre, Ltd. Lone Star Theatres, Inc. owns 25% of the limited partnership interests in Laredo. The Company is the sole general partner and owns the remaining limited partnership interests. Lone Star Theatres, Inc. is owned 100% by Mr. David Roberts, who is Mr. Mitchell's son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of theatre revenues in each year up to $50,000,000 and 3% of theater revenues in each year in excess of $50,000,000. The Company received $180,366 of management fee revenues and dividends of $487,500 from Laredo in 2001. In 2001, Laredo distributed dividends of $162,500 to Lone Star Theatres in accordance with the terms of the limited partnership agreement. All such amounts are included in the Company's consolidated financial statements with the intercompany amounts eliminated in consolidation.

     The Company managed two theatres with 11 screens for Westward Ltd. in 2001. Westward is a Texas limited partnership of which Cinemark of Utah, Inc. is the general partner and owns a 1% interest in Westward. Cinemark of Utah, Inc. is 100% owned by Mr. Mitchell. Mr. Mitchell also owns a 48.425% limited partner interest in Westward. Under the agreement, management fees are paid by Westward to the Company at a rate of 3% of theatre revenues. The Company recorded $29,325 of management fee revenues from Westward in 2001. The term ends in November 2002, however, we have the option to renew for one or more five-year periods. One of the two theatres managed by the Company was closed by Westward in February 2002.

     The Company managed one theatre with eight screens for Mitchell Theatres. Mitchell Theatres is 100% owned by members of Mr. Mitchell's family. Under the agreement, management fees are paid by Mitchell Theatres to the Company at a rate of 5% of theatre revenues. The Company recorded $21,389 of management fee revenues from Mitchell Theatres in 2001. The term ends in November 2003. However, we have the option to renew for one or more five-year periods.

     The Company leases one theatre with 7 screens from Plitt Plaza joint venture. Plitt Plaza is indirectly owned by Lee Roy Mitchell. The term of the lease expires in July 2003, however we have 2 five-year renewal options. The annual rent is approximately $264,000 plus certain taxes, maintenance expenses, insurance, and a percentage of gross admission and concession receipts in excess of certain amounts. The Company recorded $272,341 of facility lease expense payable to Plitt Plaza, Inc. during 2001.

     During 2001, Cinemark Brasil S.A. received additional capital from its Brazilian shareholders in an aggregate amount equal to approximately $11.0 million (US dollar equivalent) in exchange for shares of common stock of Cinemark Brasil S.A. The contributions were made in July in the aggregate amount of $5.0 million (US dollar equivalent) and in November in the aggregate amount of $6.0 million (US dollar equivalent). The additional capital will be used to fund development in Brazil and to reduce Cinemark Brasil S.A.'s outstanding indebtedness. After giving effect to the additional issuance of common stock, Cinemark International's ownership interest was diluted to approximately 53%. As part of the additional capitalization, the Company agreed to give the Brazilian partners an option to exchange shares they own in Cinemark Brasil S.A. for shares of the class of the Company's common stock which is registered in an initial public offering under the Securities Act of 1933, as amended, occurring at any time prior to December 31, 2007. If the Brazilian partners exercise their exchange option, the Company will obtain appraisals from independent investment banks of the fair market value of the Company and of Cinemark Brasil S.A. The

                       CINEMARK USA, INC. AND SUBSIDIARIES
number of shares to be issued will be determined by multiplying the number of shares of common stock owed by each Brazilian partner by a fraction, the numerator of which is equal to the appraised value per share of Cinemark Brasil S.A. and the denominator of which is equal to the appraised value per share of the Company's common stock.

     The Company entered into a profit participation agreement with its President, Alan Stock, pursuant to which Mr. Stock receives a profit interest in two recently built theatres after the Company recovered its capital investment in these theatres plus its borrowing costs. Under this agreement, operating losses and disposition losses for any year are allocated 100% to the Company. Operating profits and disposition profits for these theatres for any fiscal year are allocated first to the Company to the extent of total operating losses and losses from any disposition of these theatres. Thereafter, net cash from operations from these theatres or from any disposition of these theatres is paid first to the Company until such payments equal the Company's investment in these theatres, plus interest, and then 51% to the Company and 49% to Mr. Stock. In the event that Mr. Stock's employment is terminated without cause, profits will be distributed according to this formula without first allowing the Company to recoup its investment plus interest thereon. No amounts have been paid to Mr. Stock to date pursuant to the profit participation agreement. Upon completion of this offering, the Company will have the option to purchase Mr. Stock's interest in the theatres for a price equal to the fair market value of the profit interest, as determined by an independent appraiser. The Company does not anticipate exercising this option in connection with this offering. The Company does not intend to enter into similar arrangements with its executive officers in the future.

     The Company entered into the Shareholders' Agreement dated March 12, 1996 with Mr. Mitchell, his affiliates and Cypress (the "Shareholders' Agreement"). Among other things, the Shareholders' Agreement provides that, subject to certain conditions, the Company must obtain (with certain exceptions) the consent of Cypress for certain corporate acts including, but not limited to, amendments to the Articles of Incorporation of the Company, approval of annual budgets under certain circumstances, asset dispositions or acquisitions in excess of specified amounts, merger or consolidation of the Company, incurrence of indebtedness over specified amounts, certain stock redemptions or dividends, transactions with affiliates over specified amounts, certain management changes or new compensation plans, financing theatres through limited partnerships, settlements of litigation over specified amounts and issuance of Common Stock under certain conditions. The Shareholders' Agreement also provides that Cypress may not convert its Class B Common Stock to Class A Common Stock unless certain events occur such as a Change of Control (as defined in the Shareholders' Agreement) or the consummation of a public offering of the Company's Common Stock. The above-described provisions terminate on the earlier of (i) the public owning 25% or more of the Common Stock of the Company, (ii) the merger of the Company with and into any publicly traded company or (iii) ten years after the date of the Shareholders' Agreement. The Shareholders' Agreement also contains a voting agreement pursuant to which Mr. Mitchell agrees to vote his shares of Common Stock to elect certain designees of Cypress to the Board of Directors of the Company.

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

                       CINEMARK USA, INC. AND SUBSIDIARIES

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
                          ==============    ==============    ==============

15. ASSET IMPAIRMENT LOSS

     The Company reviews long-lived assets, including goodwill, for impairment in conjunction with the preparation of the Company's quarterly consolidated financial statements and whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. The Company considers actual theatre level cash flow, future years budgeted theatre level cash flow, theatre property and equipment values, goodwill values, competitive theatres in the marketplace, theatre operating cash flows compared to annual long-term lease payments, the sharing of a market with other Company theatres, the age of a recently built theatre and other factors in its assessment of impairment of individual theatre assets. The impairment evaluation is based on the estimated cash flows from theatres from continuing use through the remainder of the theatre's useful life. The remainder of the useful life correlates with the available remaining lease period for leased properties and a period of twenty years for fee owned properties.

     The Company wrote down the assets of certain properties to be held and used to their fair value by recording impairment charges of $3,720,390, $3,872,126 and $20,723,274 in 1999, 2000 and 2001, respectively. The impairment charges were recognized in the third and fourth quarters of 1999, the first, second, third, and fourth quarters of 2000 and the first and fourth quarters of 2001, respectively. All of the impairment charges recorded were in the U.S. except for an impairment charge of $1,712,750 recorded in Brazil in the fourth quarter of 2001.

                       CINEMARK USA, INC. AND SUBSIDIARIES

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

17. RESTATEMENT

     Subsequent to the issuance of the Company's 2001 consolidated financial statements, the Company's management determined that it should revise the fair value of employee stock options granted during December 2001. This determination was based in part on the timing between the original valuation and the proposed initial public offering of common stock by the Company's parent, Cinemark, Inc. The Company's management believed that on the date of grant the common stock had a fair value of $330 per share. In connection with the parent Company's public offering of common stock and Staff Accounting Bulletin Topic 4.D., the Company revised this fair value to $2,519 per share. As a result, the 2001 financial statements have been restated from amounts previously reported to record additional unearned compensation of $3,338,225 as of December 31, 2001.

A summary of the significant effects of the restatement is as follows:

                                             As of December 31, 2001
                                             -----------------------
                                                 As
                                             Previously       As
                                              Reported     Restated
Balance Sheet Data:
     Additional paid-in-capital             $11,759,484   $15,097,709
     Unearned compensation - stock options     (887,779)   (4,226,004)

CINEMARK USA, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE A
CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                           RESTRICTED       UNRESTRICTED
                                                             GROUP             GROUP          ELIMINATIONS      CONSOLIDATED
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                           $   19,186,456    $   31,012,767    $           --    $   50,199,223
     Inventories                                              2,620,952           701,080                           3,322,032
     Accounts receivable                                      5,345,112         6,754,509        (1,049,973)       11,049,648
     Income tax receivable                                     (774,891)        2,213,685                           1,438,794
     Prepaid expenses and other                               2,550,982           695,847                           3,246,829
                                                         --------------    --------------    --------------    --------------

        Total current assets                                 28,928,611        41,377,888        (1,049,973)       69,256,526

THEATRE PROPERTIES AND EQUIPMENT - net                      676,224,772       190,181,645                         866,406,417

OTHER ASSETS
     Goodwill - net                                           7,924,738         7,200,216                          15,124,954
     Investments in and advances to affiliates              166,938,389         2,677,677      (165,169,063)        4,447,003
     Deferred tax asset                                       3,716,206                --                           3,716,206
     Deferred charges and other - net                        28,862,726         8,729,918                          37,592,644
                                                         --------------    --------------    --------------    --------------

        Total other assets                                  207,442,059        18,607,811      (165,169,063)       60,880,807
                                                         --------------    --------------    --------------    --------------


TOTAL                                                    $  912,595,442    $  250,167,344    $ (166,219,036)   $  996,543,750
                                                         ==============    ==============    ==============    ==============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                   $    6,240,871    $   15,612,871    $           --    $   21,853,742
     Current income tax payable                                (182,298)          182,298                                  --
     Accounts payable                                        21,852,828         9,256,833                          31,109,661
     Accrued film rentals                                    18,889,758         4,691,720                          23,581,478
     Accrued interest                                        15,443,772           723,365                          16,167,137
     Accrued payroll                                         11,999,760         1,142,263                          13,142,023
     Accrued property taxes                                  12,364,648         1,664,343                          14,028,991
     Accrued other current liabilities                       14,324,848         6,197,361        (1,049,973)       19,472,236
                                                         --------------    --------------    --------------    --------------

        Total current liabilities                           100,934,187        39,471,054        (1,049,973)      139,355,268

LONG-TERM LIABILITIES
     Long-term debt, less current portion                   667,976,248        91,126,176                         759,102,424
     Deferred income taxes                                     (715,314)          715,314                                  --
     Deferred lease expenses                                 22,386,425           445,963                          22,832,388
     Deferred gain on sale leasebacks                         4,738,540                --                           4,738,540
     Deferred revenues and other long-term liabilities        7,682,349         2,141,863                           9,824,212
                                                         --------------    --------------    --------------    --------------

        Total long-term liabilities                         702,068,248        94,429,316                --       796,497,564

COMMITMENTS AND CONTINGENCIES (Note 10)                                                                                    --

MINORITY INTERESTS IN SUBSIDIARIES                            7,638,384        27,715,278                          35,353,662

SHAREHOLDERS' EQUITY (as restated, see Note 17)
     Class A Common Stock                                            15                --                                  15
     Class B Common Stock                                    49,543,427        14,308,000       (14,308,000)       49,543,427
     Additional paid-in-capital                              15,097,709       150,861,063      (150,861,063)       15,097,709
     Unearned compensation - stock options                   (4,226,004)               --                          (4,226,004)
     Retained earnings (deficit)                             92,144,624       (47,448,325)                         44,696,299
     Treasury stock                                         (24,232,890)               --                         (24,232,890)
     Accumulated other comprehensive loss                   (26,372,258)      (29,169,042)                        (55,541,300)
                                                         --------------    --------------    --------------    --------------

        Total shareholders' equity                          101,954,623        88,551,696      (165,169,063)       25,337,256
                                                         --------------    --------------    --------------    --------------


TOTAL                                                    $  912,595,442    $  250,167,344    $ (166,219,036)   $  996,543,750
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
                                                            =============    =============    =============   =============

Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes.

CINEMARK USA, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE C
CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
YEAR ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                                  RESTRICTED     UNRESTRICTED
                                                                    GROUP           GROUP        ELIMINATIONS   CONSOLIDATED
                                                                 ------------    ------------    ------------   ------------
OPERATING ACTIVITIES
      Net income (loss)                                          $  6,206,174    $(10,227,442)   $         --   $ (4,021,268)

      Noncash items in net income (loss):
          Depreciation                                             56,595,579      14,382,729                     70,978,308
          Amortization of goodwill and other assets                 2,251,767         313,771                      2,565,538
          Amortization of gain on sale leasebacks                    (365,921)             --                       (365,921)
          Amortization of foreign advanced rents                    1,539,678         805,417                      2,345,095
          Amortization of debt discount and premium                   (28,508)                                       (28,508)
          Amortization of debt issue costs                            849,975       1,537,853              --      2,387,828
          Amortized compensation - stock options                    1,010,655              --                      1,010,655
          Loss on impairment of assets                             19,010,524       1,712,750                     20,723,274
          Loss on sale of assets and other                          6,877,899       5,529,797                     12,407,696
          Deferred lease expenses                                   2,377,275         (20,134)                     2,357,141
          Deferred income tax expenses                            (19,308,811)        760,927                    (18,547,884)
          Equity in (income) loss of affiliates                     4,415,744          56,239                      4,471,983
          Minority interests in income (loss) of subsidiaries       1,456,088      (1,618,661)                      (162,573)
          Common Stock issued for options exercised,
            including tax benefit                                  (1,375,510)             --                     (1,375,510)
      Changes in assets and liabilities                           (21,976,496)     14,352,830              --     (7,623,666)
                                                                 ------------    ------------    ------------   ------------

               Net cash provided by operating activities           59,536,112      27,586,076              --     87,122,188

INVESTING ACTIVITIES
      Additions to theatre properties and equipment               (24,980,586)    (15,371,094)                   (40,351,680)
      Sale of theatre properties and equipment                      6,613,942         254,011                      6,867,953
      Investments in affiliates                                            --        (379,373)             --       (379,373)
      Dividends/capital returned from affiliates                           --          63,693              --         63,693
                                                                 ------------    ------------    ------------   ------------

          Net cash used for investing activities                  (18,366,644)    (15,432,763)             --    (33,799,407)

FINANCING ACTIVITIES
      Increase in long-term debt                                   84,522,270       8,714,169                     93,236,439
      Reductions of long-term debt                               (107,791,392)    (14,783,116)                  (122,574,508)
      Increase in minority investment in subsidiaries                 348,217      11,081,156              --     11,429,373
      Decrease in minority investment in subsidiaries                (256,495)     (3,348,170)             --     (3,604,665)
                                                                 ------------    ------------    ------------   ------------

          Net cash provided by (used for) financing activities    (23,177,400)      1,664,039              --    (21,513,361)

EFFECT OF EXCHANGE RATE CHANGES
      ON CASH AND CASH EQUIVALENTS                                   (441,960)     (1,008,231)                    (1,450,191)
                                                                 ------------    ------------    ------------   ------------

INCREASE IN CASH AND CASH EQUIVALENTS                              17,550,108      12,809,121              --     30,359,229

CASH AND CASH EQUIVALENTS:
      Beginning of period                                           1,636,348      18,203,646                     19,839,994
                                                                 ------------    ------------    ------------   ------------

      End of period                                              $ 19,186,456    $ 31,012,767    $         --   $ 50,199,223
                                                                 ============    ============    ============   ============

Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes.

                         CINEMARK USA AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001


                                                          VALUATION
                                                          ALLOWANCE
                                                          DEFERRED
                                                         TAX ASSETS
                                                         -----------
Balance January 1, 1999...............................   $ 3,137,927
  Additions...........................................     2,692,250
  Deductions..........................................      (966,880)
                                                         -----------
Balance December 31, 1999.............................   $ 4,863,297
  Additions...........................................     1,694,048
  Deductions..........................................      (307,994)
                                                         -----------
Balance December 31, 2000.............................   $ 6,249,351
  Additions...........................................     5,596,219
  Deductions..........................................       (24,081)
                                                         -----------
Balance December 31, 2001.............................   $11,821,489
                                                         ===========

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 28, 2002                   CINEMARK USA, INC.




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


               Name                                            Title                                Date
               ----                                            -----
/s/ Lee Roy Mitchell                              Chairman of the Board of Directors            June 28, 2002
---------------------------------------           and Chief Executive Officer
Lee Roy Mitchell

/s/ Tandy Mitchell                                Director                                      June 28, 2002
---------------------------------------
Tandy Mitchell

/s/ Alan W. Stock                                 Director                                      June 28, 2002
---------------------------------------
Alan W. Stock

/s/ Robert Copple                                 Senior Vice President and Treasurer           June 28, 2002
---------------------------------------           (Chief Financial and Accounting
Robert Copple                                     Officer); Director

/s/ W. Bryce Anderson                             Director                                      June 28, 2002
---------------------------------------
W. Bryce Anderson

/s/ Heriberto Guerra                              Director                                      June 28, 2002
---------------------------------------
Heriberto Guerra

/s/ James A. Stern                                Director                                      June 28, 2002
---------------------------------------
James A. Stern

/s/ James L. Singleton                            Director                                      June 28, 2002
---------------------------------------
James L. Singleton

/s/ William Spiegel                               Director                                      June 28, 2002
---------------------------------------
William Spiegel

/s/ Denny Rydberg                                 Director                                      June 28, 2002
---------------------------------------
Denny Rydberg



                                     Sig-1

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants which Have Not Registered Securities Pursuant to
Section 12 of the Act.

     No annual report or proxy material has been sent to the Company's shareholders. An annual report and proxy material may be sent to the Company's shareholders subsequent to the filing of this Form 10-K/A. The Company shall furnish to the Securities and Exchange Commission copies of any annual report or proxy material that is sent to the Company's shareholders.

                                    EXHIBITS

                                       TO

                                  FORM 10-K/A

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

10.9(u)          Pledge Agreement dated as of January 27, 1999 between Cinemark           Exhibit 10.9(u) to the
                 Mexico (USA), Inc. and the Banks, with the acknowledgment of             Company's Annual Report
                 Cinemark de Mexico, S.A. de C.V.                                         (file 33-47040) on Form
                                                                                          10K filed March 27, 2002

                                                                                          PAGE NUMBER OR
EXHIBIT                                                                                   INCORPORATION BY
NUMBER           DESCRIPTION                                                              REFERENCE TO
------           -----------                                                              ------------
10.9(v)          First Amendment to Pledge Agreement between Cinemark Mexico              Exhibit 10.9(v) to the
                 (USA), Inc. and the Banks, with the acknowledgment of Cinemark           Company's Annual
                 de Mexico, S.A. de C.V., dated as of May 30, 2001                        Report (file 33-47040)
                                                                                          on Form 10K filed
                                                                                          March 27, 2002.

10.9(w)          Second Amendment to Pledge Agreement between Cinemark                    Exhibit 10.9(w) to the
                 Mexico (USA), Inc. and the Banks, with the acknowledgment of             Company's Annual
                 Cinemark de Mexico, S.A. de C.V., dated as of September 26, 2001         Report (file 33-47040)
                                                                                          on Form 10K filed
                                                                                          March 27, 2002.

10.9(x)          Pledge Agreement dated as of September 28, 2001 between                  Exhibit 10.9(x) to the
                 Cinemark Mexico (USA), Inc. and the Banks, with the                      Company's Annual
                 acknowledgment of Cinemark Holdings Mexico, S. de R.L. de C.V.           Report (file 33-47040)
                                                                                          on Form 10K filed
                                                                                          March 27, 2002.

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

*12              Calculation of Earnings to Fixed Charges.

21               Subsidiaries of the Registrant                                           Exhibit 21 to the
                                                                                          Company's Annual
                                                                                          Report (file
                                                                                          33-47040) on Form
                                                                                          10K filed
                                                                                          March 27, 2002.

----------
* filed herewith