Form 10-Q/A
period 2002-03-31
CINEMARK USA INC /TX
filed 2002-06-28
CIK 885975

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A
                                Amendment No. 1
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                       CINEMARK USA, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----
Explanatory Note                                                             3

Special Note Regarding Forward Looking Statements                            3

PART I         FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets (restated)
                   as of March 31, 2002 (unaudited)
                   and December 31, 2001                                     4

               Condensed Consolidated Statements of Operations
                   (unaudited) for the three month periods
                   ended March 31, 2002 (restated) and 2001                  5

               Condensed Consolidated Statements of Cash
                   Flows (unaudited) for the three month
                   periods ended March 31, 2002 (restated) and 2001          6

               Notes to Condensed Consolidated Financial
                   Statements (unaudited)                                    7

      Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                                15

      Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk                                         24


PART II        OTHER INFORMATION

      Item 1.  Legal Proceedings                                             25

      Item 2.  Changes in Securities and Use of Proceeds                     25

      Item 3.  Defaults Upon Senior Securities                               25

      Item 4.  Submission of Matters to a Vote of Security Holders           25

      Item 5.  Other Information                                             25

      Item 6.  Exhibits and Reports on Form 8-K                              25


SIGNATURES                                                                   29

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-Q/A amends and restates the quarterly report on Form 10-Q for the quarterly period ended March 31, 2002, to reflect the restatement of the Company's condensed consolidated balance sheet at December 31, 2001, and financial statements for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002, of Cinemark USA, Inc.

               SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         This Amendment No. 1 on Form 10 Q/A includes "forward-looking statements" based on the Company's current expectations, assumptions, estimates and projections about the Company's business and industry. They include statements relating to:

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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       CINEMARK USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                     March 31,          December 31,
                                                                        2002               2001
                                                                  ----------------    ----------------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                      $     59,437,502    $     50,199,223
   Inventories                                                           3,433,246           3,322,032
   Accounts receivable                                                  10,886,318          11,049,648
   Income tax receivable                                                 7,890,977           1,438,794
   Prepaid expenses and other                                            3,224,980           3,246,829
                                                                  ----------------    ----------------
      Total current assets                                              84,873,023          69,256,526

THEATRE PROPERTIES AND EQUIPMENT                                     1,196,315,287       1,201,334,337
   Less accumulated depreciation and amortization                     (349,849,591)       (334,927,920)
                                                                  ----------------    ----------------
      Theatre properties and equipment - net                           846,465,696         866,406,417

OTHER ASSETS
   Goodwill - net                                                       11,240,945          15,124,954
   Investments in and advances to affiliates                             3,210,382           4,447,003
   Deferred tax asset                                                           --           3,716,206
   Deferred charges and other - net                                     32,239,269          37,592,644
                                                                  ----------------    ----------------
      Total other assets                                                46,690,596          60,880,807
                                                                  ----------------    ----------------

TOTAL                                                             $    978,029,315    $    996,543,750
                                                                  ================    ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                           (As restated, see Note 12)
CURRENT LIABILITIES
   Current portion of long-term debt                              $     59,126,699    $     21,853,742
   Accounts payable and accrued expenses                                92,064,347         117,501,526
                                                                  ----------------    ----------------
      Total current liabilities                                        151,191,046         139,355,268

LONG-TERM LIABILITIES
   Senior credit agreements                                            344,244,081         378,914,750
   Senior subordinated notes                                           380,180,547         380,187,674
   Deferred lease expenses                                              23,286,590          22,832,388
   Deferred gain on sale leasebacks                                      4,647,060           4,738,540
   Deferred income taxes                                                 6,634,491                  --
   Deferred revenues and other long-term liabilities                     8,877,575           9,824,212
                                                                  ----------------    ----------------
      Total long-term liabilities                                      767,870,344         796,497,564

MINORITY INTERESTS IN SUBSIDIARIES                                      36,442,960          35,353,662

SHAREHOLDERS' EQUITY
   Class A Common Stock, $.01 par value: 10,000,000 shares
      authorized, 1,500 shares issued and outstanding                           15                  15
   Class B Common Stock, no par value: 1,000,000 shares
      authorized, 239,893 shares issued and outstanding                 49,543,427          49,543,427
   Additional paid-in-capital                                           15,097,709          15,097,709
   Unearned compensation - stock options                                (3,948,724)         (4,226,004)
   Retained earnings                                                    51,537,242          44,696,299
   Treasury stock, 57,245 Class B shares at cost                       (24,232,890)        (24,232,890)
   Accumulated other comprehensive loss                                (65,471,814)        (55,541,300)
                                                                  ----------------    ----------------
      Total shareholders' equity                                        22,524,965          25,337,256
                                                                  ----------------    ----------------

TOTAL                                                             $    978,029,315    $    996,543,750
                                                                  ================    ================

See Notes to Condensed Consolidated Financial Statements

                       CINEMARK USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                   2002               2001
                                                                              ---------------    ---------------
                                                                               (As restated,
                                                                                see Note 12)
REVENUES
   Admissions                                                                 $   146,411,564    $   127,838,738
   Concession                                                                      69,286,218         57,843,747
   Other                                                                           11,004,324         10,387,587
                                                                              ---------------    ---------------
         Total                                                                    226,702,106        196,070,072

COSTS AND EXPENSES
  Cost of operations:
      Film rentals and advertising                                                 74,962,492         65,308,423
      Concession supplies                                                          11,981,820         10,272,880
      Salaries and wages                                                           22,550,434         21,478,604
      Facility leases                                                              29,149,610         28,791,406
      Utilities and other                                                          28,607,876         26,687,718
                                                                              ---------------    ---------------
         Total cost of operations                                                 167,252,232        152,539,031

   General and administrative expenses                                             10,643,017          9,842,940
   Depreciation and amortization                                                   17,166,781         16,608,564
   Asset impairment loss                                                              558,398            450,000
   Loss on sale of assets and other                                                   539,192            110,914
                                                                              ---------------    ---------------
         Total                                                                    196,159,620        179,551,449

OPERATING INCOME                                                                   30,542,486         16,518,623

OTHER INCOME (EXPENSE)
   Interest expense                                                               (14,740,312)       (19,262,230)
   Amortization of debt issue cost and debt discount                                 (634,795)          (643,128)
   Interest income                                                                    483,339            369,644
   Foreign currency exchange loss                                                    (220,997)        (1,152,129)
   Equity in income (loss) of affiliates                                              116,741            (37,678)
   Minority interests in (income) loss of subsidiaries                               (876,471)           119,890
                                                                              ---------------    ---------------
         Total                                                                    (15,872,495)       (20,605,631)
                                                                              ---------------    ---------------

INCOME (LOSS) BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                                       14,669,991         (4,087,008)

Income taxes (benefit)                                                              4,439,269         (1,424,490)
                                                                              ---------------    ---------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
   OF AN ACCOUNTING CHANGE                                                         10,230,722         (2,662,518)

Cumulative effect of a change in accounting principle, net of income tax
   benefit of $0                                                                   (3,389,779)                --
                                                                              ---------------    ---------------

NET INCOME (LOSS)                                                             $     6,840,943    $    (2,662,518)
                                                                              ===============    ===============

EARNINGS (LOSS) PER SHARE:
   Basic:
      Income (loss) before accounting change                                  $         55.56    $        (14.87)
      Cumulative effect of an accounting change                                        (18.41)                --
                                                                              ---------------    ---------------
      Net income (loss)                                                       $         37.15    $        (14.87)
                                                                              ===============    ===============

   Diluted:
      Income (loss) before accounting change                                  $         54.56    $        (14.87)
      Cumulative effect of an accounting change                                        (18.24)                --
                                                                              ---------------    ---------------
      Net income (loss)                                                       $         36.32    $        (14.87)
                                                                              ===============    ===============


See Notes to Condensed Consolidated Financial Statements

                       CINEMARK USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                           2002                2001
                                                                      ---------------    ---------------
                                                                       (As restated,
                                                                        see Note 12)

OPERATING ACTIVITIES
   Net income (loss)                                                  $     6,840,943    $    (2,662,518)

   Noncash items in net income (loss):
      Depreciation                                                         16,957,553         15,918,706
      Amortization of goodwill and other assets                               209,228            689,858
      Amortization of foreign advanced rents                                  497,963            690,048
      Amortized compensation - stock options                                  277,280            206,860
      Amortization of gain on sale leasebacks                                 (91,480)           (91,481)
      Amortization of debt discount and premium                                (7,127)            (7,127)
      Amortization of debt issue costs                                        591,170            599,503
      Loss on impairment of assets                                            558,398            450,000
      Loss on sale of assets and other                                        539,192            110,914
      Deferred lease expenses                                                 454,202            554,281
      Deferred income tax expenses                                         10,350,697         (2,139,418)
      Equity in (income) loss of affiliates                                  (116,741)            37,678
      Minority interests in income (loss) of subsidiaries                     876,471           (119,890)
      Cumulative effect of an accounting change                             3,389,779                 --

   Changes in assets and liabilities:
      Inventories                                                            (111,214)           287,591
      Accounts receivable                                                     163,330         (1,988,336)
      Prepaid expenses and other                                               21,849            134,048
      Other assets                                                          3,990,846          3,001,396
      Advances with affiliates                                                853,362            405,539
      Accounts payable and accrued expenses                               (26,383,816)       (37,280,920)
      Income tax receivable/payable                                        (6,452,183)          (223,595)
                                                                      ---------------    ---------------

         Net cash provided by (used for) operating activities              13,409,702        (21,426,863)

INVESTING ACTIVITIES
   Additions to theatre properties and equipment                           (8,656,770)        (6,604,114)
   Sale of theatre properties and equipment                                 1,504,441          3,159,517
   Dividends/capital returned from affiliates                                 500,000                 --
                                                                      ---------------    ---------------
      Net cash used for investing activities                               (6,652,329)        (3,444,597)

FINANCING ACTIVITIES
   Increase in long-term debt                                              17,772,828         34,192,808
   Decrease in long-term debt                                             (15,170,540)        (2,220,484)
   Increase in minority investment in subsidiaries                            421,855            226,117
   Decrease in minority investment in subsidiaries                           (209,028)        (2,093,286)
                                                                      ---------------    ---------------

      Net cash provided by financing activities                             2,815,115         30,105,155

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                          (334,209)          (151,653)
                                                                      ---------------    ---------------

INCREASE IN CASH AND CASH EQUIVALENTS                                       9,238,279          5,082,042

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                     50,199,223         19,839,994
                                                                      ---------------    ---------------
   End of period                                                      $    59,437,502    $    24,922,036
                                                                      ===============    ===============


See Notes to Condensed Consolidated Financial Statements

                       CINEMARK USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. THE COMPANY AND BASIS OF PRESENTATION

         Cinemark USA, Inc. and its subsidiaries (the "Company") is one of the leaders in the motion picture exhibition industry and owns or leases and operates motion picture theatres in 33 states, Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Colombia and the United Kingdom. The Company operates 3,014 screens in 278 theatres and manages an additional 7 theatres (58 screens) at March 31, 2002.

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

        These financial statements should be read in conjunction with the audited annual financial statements and the notes thereto for the year ended December 31, 2001, included in the Annual Report filed March 27, 2002 on Form 10-K and the amended Annual Report filed June 28, 2002 on Form 10-K/A by the Company under the Securities Exchange Act of 1934. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results to be achieved for the full year.

2. EARNINGS (LOSS) PER SHARE

         Earnings (loss) per share are computed using the weighted average number of shares of Class A and Class B Common Stock outstanding during each period. The following table sets forth the computation of basic and diluted earnings (loss) per share.

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                          ---------------------------------
                                                                                                2002              2001
                                                                                          ---------------   ---------------
        Income (loss) before cumulative effect of an accounting change                    $    10,230,722   $    (2,662,518)
                                                                                          ===============   ===============

        Basic:
        Weighted average Common shares outstanding                                                184,148           179,037
                                                                                          ===============   ===============

        Income (loss) before cumulative effect of an accounting change per Common share   $         55.56   $        (14.87)
                                                                                          ===============   ===============
        Diluted:
        Weighted average Common shares outstanding                                                184,148           179,037
        Common equivalent shares for stock options                                                  3,365                --
                                                                                          ---------------   ---------------
        Weighted average Common and Common equivalent shares outstanding                          187,513           179,037
                                                                                          ===============   ===============

        Income (loss) before cumulative effect of an accounting change per Common and
           Common equivalent share                                                        $         54.56   $        (14.87)
                                                                                          ===============   ===============

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

3. COMPREHENSIVE INCOME (LOSS)

         Statement of Financial Accounting Standards (SFAS) No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components in the financial statements. The following components are reflected in the Company's comprehensive income (loss):

                                                                Three Months Ended
                                                                     March 31,
                                                           ------------------------------
                                                                2002             2001
                                                           -------------    -------------
        Net income (loss)                                  $   6,840,943    $  (2,662,518)
        Foreign currency translation adjustment               (9,930,514)      (3,063,383)
                                                           -------------    -------------
        Comprehensive loss                                 $  (3,089,571)   $  (5,725,901)
                                                           =============    =============


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

5. SUPPLEMENTAL CASH FLOW INFORMATION

         The following is provided as supplemental information to the condensed consolidated statements of cash flows:

                                                Three Months Ended
                                                     March 31,
                                           -----------------------------
                                               2002             2001
                                           -------------   -------------
        Cash paid for interest             $  23,270,639   $  28,295,479
        Cash paid for income taxes               764,884         796,030


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

                                                 Three Months Ended
                                                      March 31,
                                           --------------------------------
        Revenues                                2002               2001
        --------------------------------   --------------    --------------
        U.S. and Canada                    $  169,061,159    $  143,422,703
        Mexico                                 22,051,762        16,750,662
        Brazil                                 19,328,049        17,550,195
        Other foreign countries                16,547,126        18,560,844
        Eliminations                             (285,990)         (214,332)
                                           --------------    --------------
        Total                              $  226,702,106    $  196,070,072
                                           ==============    ==============


        Long-lived assets in the United States and Canada, Mexico, Brazil and other foreign countries as of March 31 are as follows:

                                                      March 31,
                                           -------------------------------
        Long-Lived Assets                       2002              2001
        --------------------------------   --------------   --------------
        U.S. and Canada                    $  656,610,712   $  723,090,096
        Mexico                                 77,439,104       70,836,242
        Brazil                                 63,085,245       62,468,150
        Other foreign countries                49,330,635       77,793,479
                                           --------------   --------------
        Total                              $  846,465,696   $  934,187,967
                                           ==============   ==============


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

         The Company's goodwill at December 31, 2001 was as follows:

                                     Gross Carrying     Accumulated       Net Goodwill
              Goodwill                   Amount         Amortization         Amount
        --------------------------   --------------    --------------    --------------
        U.S. operations              $    9,313,165    $   (4,004,427)   $    5,308,738
        Argentina operations              5,162,418          (893,308)        4,269,110
        Chile operations                  3,663,883          (732,777)        2,931,106
        Peru operations                   3,270,000          (654,000)        2,616,000
                                     --------------    --------------    --------------
                                     $   21,409,466    $   (6,284,512)   $   15,124,954
                                     ==============    ==============    ==============


         The adoption of this accounting pronouncement resulted in the aggregate write down of goodwill to fair value as a cumulative effect of a change in accounting principle on January 1, 2002 as follows:


        U.S. operations             $    27,226
        Argentina operations          3,298,385
                                    -----------
                                    $ 3,325,611
                                    ===========


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

         The Company's other intangible assets (included in deferred charges and other on the Company's condensed consolidated balance sheet) at December 31, 2001 were as follows:

                                           Gross Carrying     Accumulated      Net Intangible
          Other Intangible Assets              Amount         Amortization      Asset Amount
        --------------------------------   --------------    --------------    --------------
        Capitalized licensing fees         $    9,000,000    $     (566,666)   $    8,433,334
        Trademarks                                147,919           (83,751)           64,168
        Non-compete fee                            72,403           (64,876)            7,527
        Other intangible assets                    40,406           (24,243)           16,163
                                           --------------    --------------    --------------
                                           $    9,260,728    $     (739,536)   $    8,521,192
                                           ==============    ==============    ==============



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

         The Company's other intangible assets at March 31, 2002 are as follows:

                                                              Gross Carrying    Accumulated      Net Intangible
        Other Intangible Assets                                   Amount        Amortization      Asset Amount
        ----------------------------------------------------  --------------    -------------    -------------
        Amortized Intangible Assets:
        Capitalized licensing fees                             $   9,000,000    $    (691,666)   $   8,308,334
        Non-compete fee                                               72,403          (68,103)           4,300
                                                               -------------    -------------    -------------
                                                               $   9,072,403    $    (759,769)   $   8,312,634
                                                               =============    =============    =============

        Unamortized Intangible Assets:
        Trademarks                                             $     147,919    $    (147,919)   $          --
        Other intangible assets                                       40,406          (24,243)          16,163
                                                               -------------    -------------    -------------
                                                               $     188,325    $    (172,162)   $      16,163
                                                               =============    =============    =============

        Aggregate Amortization Expense:
        For the three month period ended March 31, 2002                         $     209,228
                                                                                =============


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

         The impact on net income (loss) and earnings (loss) per share related to the adoption of this accounting pronouncement is as follows:

                                                                     Three Months Ended
                                                                         March 31,
                                                               -------------------------------
                                                                    2002             2001
                                                               --------------   --------------
        Reported net income (loss)                             $    6,840,943   $   (2,662,518)
        Add back: Cumulative effect of an accounting change         3,389,779               --
        Add back: Goodwill amortization                                    --          359,046
        Add back: Other intangible asset amortization                      --            8,382
                                                               --------------   --------------
        Adjusted net income (loss)                             $   10,230,722   $   (2,295,090)
                                                               ==============   ==============

        Basic earnings (loss) per share:
        Reported net income (loss)                             $        37.15   $       (14.87)
        Add back: Cumulative effect of an accounting change             18.41               --
        Add back: Goodwill amortization                                    --             2.01
        Add back: Other intangible asset amortization                      --              .04
                                                               --------------   --------------
        Adjusted net income (loss)                             $        55.56   $       (12.82)
                                                               ==============   ==============

        Diluted earnings (loss) per share:
        Reported net income (loss)                             $        36.32   $       (14.87)
        Add back: Cumulative effect of an accounting change             18.24               --
        Add back: Goodwill amortization                                    --             2.01
        Add back: Other intangible asset amortization                      --              .04
                                                               --------------   --------------
        Adjusted net income (loss)                             $        54.56   $       (12.82)
                                                               ==============   ==============

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

11. LITIGATION AND LITIGATION SETTLEMENTS

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

         On May 23, 2002, Robert Todd on behalf of Robert Preston Todd, his minor child, and "all individuals who are deaf or are severely hearing impaired" brought this case in the United States District Court for the Southern District of Texas, Houston Division against several movie operators including, AMC Entertainment, Inc., Regal Entertainment, Inc., the Company and Century Theaters as well as eight movie production companies. The lawsuit alleges violation of Title III of the ADA and the First Amendment to the Constitution of the United States. Plaintiffs seek unspecified injunctive relief, unspecified declaratory relief, unspecified monetary damages (both actual and punitive) and unspecified attorneys' fees. The answer is not yet due. The Company plans to deny any violation of law and to vigorously defend against all claims. The Company is unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent the Company's potential liability with respect to such proceeding is not material in the aggregate to its financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

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

12. RESTATEMENT

         Subsequent to the issuance of the Company's condensed consolidated financial statements for the quarter ended March 31, 2002, the Company's management determined that it should revise the fair value of employee stock options granted during December 2001. This determination was based in part on the timing between the original valuation and the proposed initial public offering of common stock by the Company's parent, Cinemark, Inc. The Company's management believed that on the date of grant the Common Stock had a fair value of $330 per share. In connection with the parent company's public offering of its Class A common stock and Staff Accounting Bulletin Topic 4.D., the Company revised this fair value to $2,519 per share. As a result, the condensed consolidated balance sheet at December 31, 2001 has been restated from amounts previously reported to record additional unearned compensation of $3,338,225 at that date. The unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2002 have been restated to record unearned compensation of $3,948,724 as of March 31, 2002 and additional compensation expense of $166,911 and a related income tax benefit of $65,680 for the three months ended March 31, 2002.

A summary of the significant effects of the restatement is as follows:

                                                   As of December 31, 2001
                                                  ---------------------------
                                                       As
                                                   Previously           As
                                                    Reported         Restated
                                                   ----------        --------
Balance Sheet Data:
  Additional paid-in capital                     $ 11,759,484    $ 15,097,709
  Unearned compensation - stock options              (887,779)     (4,226,004)

                                                   As of and for the three
                                                  months ended March 31, 2002
                                                  ---------------------------
                                                       As
                                                   Previously           As
                                                    Reported         Restated
                                                   ----------        --------
Balance Sheet Data:
  Deferred income taxes liability                $  6,700,171    $  6,634,491
  Additional paid-in capital                       11,759,484      15,097,709
  Unearned compensation - stock options              (777,410)     (3,948,724)

Statement of Operations Data:
  Operating income                               $ 30,709,397    $ 30,542,486
  Income taxes                                      4,504,949       4,439,269
  Net income                                        6,942,174       6,840,943
  Earnings per share - basic                          $ 37.70         $ 37.15
  Earnings per share - diluted                        $ 37.37         $ 36.32

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is an analysis of the financial condition and results of operations of the Company. This analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this report. As discussed in Note 12 to the condensed consolidated financial statements as of and for the three months ended March 31, 2002, the Company's management determined that it should revise the fair value of employee stock options granted in December 2001 partly based on the anticipated offering price per share of Class A Common Stock of the Company's parent, Cinemark, Inc. The accompanying Management's Discussion and Analysis has been revised to reflect the effects of this restatement.

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

CRITICAL ACCOUNTING POLICIES

         The Company prepares the condensed consolidated financial statements of the Company in conformity with accounting principles generally accepted in the United States of America. As such, the Company is required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results include the following:

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

Deferred Revenues

         Advances collected on long-term screen advertising and concession contracts are recorded as deferred revenues. The advances collected on screen advertising contracts are recognized as other revenues in the period earned based primarily on the Company's attendance counts or screenings depending on the agreements. The periods when the Company recognizes revenues may differ from the period the advance was collected. The advances collected on concession contracts are recognized as a reduction to concession supplies expense in the period earned which may differ from the period the advance was collected.

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

                                                                                  % of Revenues
                                                                                Three Months Ended
                                                                                     March 31,
                                                                              -----------------------
                                                                                2002           2001
                                                                              ---------     ---------
        Revenues
          Admissions                                                               64.6%         65.2%
          Concession                                                               30.6          29.5
          Other                                                                     4.8           5.3
                                                                              ---------     ---------
        Total revenues                                                            100.0         100.0

        Cost of operations                                                         73.8          77.8
        General and administrative expenses                                         4.7           5.0
        Depreciation and amortization                                               7.6           8.5
        Asset impairment loss                                                       0.2           0.2
        Loss on sale of assets and other                                            0.2           0.1
                                                                              ---------     ---------
        Total operating expenses                                                   86.5          91.6
                                                                              ---------     ---------

        Operating income                                                           13.5           8.4

        Interest expense                                                           (6.8)        (10.1)

        Income taxes (benefit)                                                      2.0          (0.7)

        Income (loss) before cumulative effect of an accounting change              4.5          (1.4)

        Net income (loss)                                                           3.0          (1.4)

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

General and Administrative Expenses

         General and administrative expenses, as a percentage of revenues, decreased to 4.7% for the first quarter of 2002 from 5.0% for the first quarter of 2001 primarily as a result of the 15.6% increase in revenues and the Company's ability to effectively control its overhead costs. The absolute level of general and administrative expenses increased to $10.6 million in the first quarter of 2002 from $9.8 million in the first quarter of 2001. The increase in the absolute level of general and administrative expenses is attributed to increased accrued bonus expense.

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

Income Taxes (Benefit)

         Income tax expense of $4.4 million was recorded for the first quarter of 2002 as compared to an income tax benefit of $1.4 million in the first quarter of 2001. The Company's effective tax rate for the first quarter of 2002 was 30.3% as compared to 34.9% for the first quarter of 2001. The change in the effective tax rate is primarily due to the impact on the rate resulting from the cumulative effect of the change in accounting principle offset by the effect of the decrease in the tax rate for Cinemark de Mexico, S.A. de C.V.

Income (Loss) Before Cumulative Effect of an Accounting Change

         The Company realized income before cumulative effect of an accounting change of $10.2 million for the first quarter of 2002 in comparison with a loss before cumulative effect of an accounting change of $2.7 million for the first quarter of 2001. The increase in income in the first quarter of 2002 is primarily related to the 15.6% increase in revenues and the decrease in interest expense.

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

Financing Activities

     As of March 31, 2002, the Company's long-term debt obligations, capital lease obligations and future minimum lease obligations under non-cancelable operating leases for each period indicated are summarized as follows:

                             PAYMENTS DUE BY PERIOD

                                                   LESS THAN    1-3      4-5      AFTER
CONTRACTUAL OBLIGATIONS                  TOTAL      1 YEAR     YEARS    YEARS    5 YEARS
-----------------------                 --------   ---------   ------   ------   --------
                                                          (IN MILLIONS)
Long-term debt........................  $  783.6    $ 59.1     $248.0   $ 94.8   $  381.7
Capital lease obligations.............       0.4       0.2        0.2       --         --
Operating lease obligations...........   1,541.7     103.1      210.0    210.0    1,018.6

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

     The senior subordinated notes are general unsecured obligations subordinated in right of payment to the credit agreement or other senior indebtedness. Generally, if the Company is in default under the senior credit facility and other senior indebtedness, the Company would not be allowed to make payments on the senior subordinated notes until the defaults have been cured or waived. If the Company fails to make any payments when due or within the applicable grace period, the Company would be in default under the indentures governing the senior subordinated notes. As of March 31, 2002, the Company was in full compliance with all agreements governing its outstanding debt.

Revolving Credit Facility

     In February 1998, the Company entered into a reducing revolving credit facility with a group of banks for which Bank of America, N.A. acts as administrative agent. The credit facility provided for an initial commitment of $350 million which is automatically reduced each quarter by 2.5%, 3.75%, 5.0%, 6.25% and 6.25% of the aggregate $350 million in 2001, 2002, 2003, 2004 and
2005, respectively, until maturity in 2006. As of March 31, 2002, the aggregate commitment available to the Company is $301.9 million. Borrowings under the credit facility are secured by a pledge of all of the stock of the Company and guarantees by material subsidiaries. The credit facility requires the Company to maintain certain financial ratios; restricts the payment of dividends, payment of subordinated debt prior to maturity and issuance of preferred stock and other indebtedness; and contains other restrictive covenants typical for agreements of this type. Funds borrowed pursuant to the credit facility bear interest at a rate per annum equal to the Offshore Rate or the Base Rate, as the case may be, plus the Applicable Margin (as defined in the credit facility). As of March 31, 2002, the Company had $263 million outstanding under the credit facility and the effective interest rate on such borrowings is 3.7% per annum.

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

     These sources are secured by a variety of instruments, including comfort letters from Cinemark International, promissory notes for up to 130% of the value, a revenue reserve account and equipment collateral. As of March 31, 2002, an aggregate of $13.4 million was outstanding and the average effective interest rate on such borrowing is approximately 11.7% per annum.

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

Cinemark Chile Notes Payable

     On March 26, 2002, Cinemark Chile S.A. entered into a Debt Acknowledgement, Rescheduling and Joint Guarantee and Co-Debt Agreement with Scotiabank Sud Americano and three local banks. Under this agreement, Cinemark Chile S.A. borrowed the U.S. dollar equivalent of approximately $10.6 million in Chilean pesos (adjusted for inflation pursuant to the Unidades de Fomento). Cinemark Chile S.A. is required to make 24 equal quarterly installments of principal plus accrued and unpaid interest, commencing March 27, 2002. The indebtedness is secured by a first priority commercial pledge of the shares of Cinemark Chile S.A., a chattel mortgage over Cinemark Chile's personal property and by guarantees issued by Cinemark International, L.L.C. and Chile Films S.A., a shareholder of Cinemark Chile S.A. The agreement requires Cinemark Chile S.A. to maintain certain financial ratios and contains other restrictive covenants typical for agreements of this type such as a limitation on dividends. Funds borrowed under this agreement bear interest at the Banking Rate, 90 day TAB rate (360 day TAB rate with respect to one of the four banks), as published by the Association of Banks and Financial Institutions Act plus 2%. As of March 31, 2002, $10.1 million is outstanding under this agreement and the effective interest rate on such borrowing is 7.7% per annum.

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

         The table below provides information about the Company's fixed rate and variable rate long-term debt agreements:

                                                                       Expected Maturity Date
                                                                        As of March 31, 2002
                            ------------------------------------------------------------------------------------------------------
                             March 31,     March 31,    March 31,    March 31,    March 31,                                Fair
(in millions)                  2003          2004         2005         2006         2007      Thereafter     Total         Value
-------------------------   ----------    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Long-term debt:
Fixed rate                  $       --    $      0.1   $       --   $      0.1   $      0.1   $    380.2   $    380.5   $    390.2
Average interest rate                                                                                             9.3%

Variable rate               $     59.1    $    156.2   $     91.7   $     92.2   $      2.4   $      1.5   $    403.1   $    400.4
Average interest rate                                                                                             5.0%

Total debt                  $     59.1    $    156.3   $     91.7   $     92.3   $      2.5   $    381.7   $    783.6   $    790.6


                                                                       Expected Maturity Date
                                                                       As of December 31, 2001
                            ------------------------------------------------------------------------------------------------------
                             Dec. 31,      Dec. 31,     Dec. 31,     Dec. 31,     Dec. 31,                                Fair
(in millions)                  2002          2003         2004         2005         2006      Thereafter     Total        Value
-------------------------   ----------    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Long-term debt:
Fixed rate                  $       --    $      0.1   $      0.1   $      0.1   $       --   $    380.2   $    380.5   $    395.3
Average interest rate                                                                                             9.3%

Variable rate               $     21.8    $    173.2   $     91.3   $     95.6   $     18.3   $      0.3   $    400.5   $    405.0
Average interest rate                                                                                             5.5%

Total debt                  $     21.8    $    173.3   $     91.4   $     95.7   $     18.3   $    380.5   $    781.0   $    800.3

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

         The Company is also exposed to market risk arising from changes in foreign currency exchange rates as a result of the Company's international operations. Generally accepted accounting principles in the U.S. require that the Company's subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If the Company's subsidiary operates in a highly inflationary economy, generally accepted accounting principles in the U.S. require that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations result in the Company reporting exchange gains (losses) or foreign currency translation adjustments relating to the Company's international subsidiaries depending on the inflationary environment of the country in which the Company's subsidiary operates. Based upon the Company's equity ownership in the Company's international subsidiaries as of March 31, 2002, holding everything else constant, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which the Company is exposed would decrease the net fair value of the Company's investments in the Company's international subsidiaries by approximately $7 million.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Reference is made to Item 3 of the Company's Annual Report on Form 10-K and the amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001.

         On May 23, 2002, Robert Todd, on behalf of Robert Preston Todd, his minor child, and "all individuals who are deaf or are severely hearing impaired" brought this case in the United States District Court for the Southern District of Texas, Houston Division against several movie operators including, AMC Entertainment, Inc., Regal Entertainment, Inc., the Company and Century Theaters as well as eight movie production companies. The lawsuit alleges violation of Title III of the ADA and the First Amendment to the Constitution of the United States. Plaintiffs seek unspecified injunctive relief, unspecified declaratory relief, unspecified monetary damages (both actual and punitive) and unspecified attorneys' fees. The answer is not yet due. The Company plans to deny any violation of law and to vigorously defend against all claims. The Company is unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent the Company's potential liability with respect to such proceeding is not material in the aggregate to its financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a) Supplemental schedules specified by the Senior Subordinated Notes
Indenture:

                     Condensed Consolidating Balance Sheets
                     (unaudited) as of March 31, 2002 (restated)

                     Condensed Consolidating Statements of
                     Operations (unaudited) for the three months ended March 31, 2002 (restated)

                     Condensed Consolidating Statements of
                     Cash Flows (unaudited) for the three months ended March 31, 2002 (restated)

          b) Reports on Form 8-K

                     No reports have been filed by Registrant during the quarter for which this report is filed.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                              AS OF MARCH 31, 2002
                                   (UNAUDITED)

                                                                Restricted      Unrestricted
                                                                  Group            Group          Eliminations          TOTAL
                                                             ---------------   ---------------   ---------------   ---------------
                                                                                                                    (As restated,
                                                                                                                     see Note 12)
                       ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                $    28,109,333   $    31,328,169   $            --   $    59,437,502
    Inventories                                                    2,845,442           587,804                --         3,433,246
    Accounts receivable                                            5,615,743         6,459,196        (1,188,621)       10,886,318
    Income tax receivable                                          5,650,745         2,240,232                --         7,890,977
    Prepaid expenses and other                                     2,905,043         1,444,937        (1,125,000)        3,224,980
                                                             ---------------   ---------------   ---------------   ---------------
       Total current assets                                       45,126,306        42,060,338        (2,313,621)       84,873,023

THEATRE PROPERTIES AND EQUIPMENT                                 955,982,483       240,332,804                --     1,196,315,287
    Less accumulated depreciation and amortization              (298,957,930)      (50,891,661)               --      (349,849,591)
                                                             ---------------   ---------------   ---------------   ---------------
       Theatre properties and equipment - net                    657,024,553       189,441,143                --       846,465,696

OTHER ASSETS
    Goodwill - net                                                 7,897,512         3,343,433                --        11,240,945
    Investments in and advances to affiliates                    169,348,272         1,531,173      (167,669,063)        3,210,382
    Deferred tax asset                                                    --                --                --                --
    Deferred charges and other - net                              24,742,443         7,496,826                --        32,239,269
                                                             ---------------   ---------------   ---------------   ---------------
       Total other assets                                        201,988,227        12,371,432      (167,669,063)       46,690,596
                                                             ---------------   ---------------   ---------------   ---------------

TOTAL                                                        $   904,139,086   $   243,872,913   $  (169,982,684)  $   978,029,315
                                                             ===============   ===============   ===============   ===============


        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt                        $    47,240,871   $    11,885,828   $            --   $    59,126,699
    Current income taxes payable                                    (102,097)          102,097                --                --
    Accounts payable and accrued expenses                         74,260,612        18,992,356        (1,188,621)       92,064,347
                                                             ---------------   ---------------   ---------------   ---------------
       Total current liabilities                                 121,399,386        30,980,281        (1,188,621)      151,191,046

LONG-TERM LIABILITIES
    Senior credit agreements                                     251,743,364        92,500,717                --       344,244,081
    Senior subordinated debt                                     380,180,547                --                --       380,180,547
    Deferred lease expenses                                       22,848,337           438,253                --        23,286,590
    Deferred gain on sale leasebacks                               4,647,060                --                --         4,647,060
    Deferred income taxes                                          5,919,177           715,314                --         6,634,491
    Deferred revenues and other long-term liabilities              8,077,158         1,925,417        (1,125,000)        8,877,575
                                                             ---------------   ---------------   ---------------   ---------------
       Total long-term liabilities                               673,415,643        95,579,701        (1,125,000)      767,870,344

MINORITY INTERESTS IN SUBSIDIARIES                                 7,925,133        28,517,827                --        36,442,960

SHAREHOLDERS' EQUITY
    Class A Common Stock, $.01 par value: 10,000,000 shares
       authorized, 1,500 shares issued and outstanding                    15                --                --                15
    Class B Common Stock, no par value: 1,000,000 shares
       authorized, 239,893 shares issued and outstanding          49,543,427        14,308,000       (14,308,000)       49,543,427
    Additional paid-in-capital                                    15,097,709       153,361,063      (153,361,063)       15,097,709
    Unearned compensation - stock options                         (3,948,724)               --                --        (3,948,724)
    Retained earnings                                            101,182,812       (49,645,570)               --        51,537,242
    Treasury stock, 57,245 Class B shares at cost                (24,232,890)               --                --       (24,232,890)
    Accumulated other comprehensive loss                         (36,243,425)      (29,228,389)               --       (65,471,814)
                                                             ---------------   ---------------   ---------------   ---------------
       Total shareholders' equity                                101,398,924        88,795,104      (167,669,063)       22,524,965
                                                             ---------------   ---------------   ---------------   ---------------

TOTAL                                                        $   904,139,086   $   243,872,913   $  (169,982,684)  $   978,029,315
                                                             ===============   ===============   ===============   ===============

         Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes

                       CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

                                                           Restricted      Unrestricted
                                                             Group             Group          Eliminations          TOTAL
                                                         --------------    --------------    --------------    --------------
                                                                                                                (As restated,
                                                                                                                see Note 12)
REVENUES                                                 $  183,318,295    $   46,412,371    $   (3,028,560)   $  226,702,106

COSTS AND EXPENSES
    Cost of operations                                      134,847,485        35,433,307        (3,028,560)      167,252,232
    General and administrative expenses                       8,672,257         1,970,760                --        10,643,017
    Depreciation and amortization                            13,248,226         3,918,555                --        17,166,781
    Asset impairment loss                                            --           558,398                --           558,398
    Loss on sale of assets and other                            324,779           214,413                --           539,192
                                                         --------------    --------------    --------------    --------------
                  Total                                     157,092,747        42,095,433        (3,028,560)      196,159,620

OPERATING INCOME                                             26,225,548         4,316,938                --        30,542,486

OTHER INCOME (EXPENSE)
    Interest expense                                        (12,091,399)       (2,648,913)               --       (14,740,312)
    Amortization of debt issue cost and debt discount          (256,119)         (378,676)               --          (634,795)
    Interest income                                             158,088           325,251                --           483,339
    Foreign currency exchange loss                              (60,922)         (160,075)               --          (220,997)
    Equity in income of affiliates                                1,587           115,154                --           116,741
    Minority interests in income of subsidiaries               (441,703)         (434,768)               --          (876,471)
                                                         --------------    --------------    --------------    --------------
                  Total                                     (12,690,468)       (3,182,027)               --       (15,872,495)
                                                         --------------    --------------    --------------    --------------

INCOME BEFORE INCOME TAXES AND
    CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                13,535,080         1,134,911                --        14,669,991

Income taxes                                                  4,432,208             7,061                --         4,439,269
                                                         --------------    --------------    --------------    --------------

INCOME BEFORE CUMULATIVE EFFECT
    OF AN ACCOUNTING CHANGE                                   9,102,872         1,127,850                --        10,230,722

Cumulative effect of a change in accounting principle,
    net of income tax benefit of $0                             (64,684)       (3,325,095)               --        (3,389,779)
                                                         --------------    --------------    --------------    --------------

NET INCOME (LOSS)                                        $    9,038,188    $   (2,197,245)   $           --    $    6,840,943
                                                         ==============    ==============    ==============    ==============


         Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes

                       CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

                                                                 Restricted      Unrestricted
                                                                   Group             Group          Eliminations        TOTAL
                                                               --------------    --------------    --------------   --------------
                                                                                                                    (As restated,
                                                                                                                     see Note 12)
OPERATING ACTIVITIES
    Net income (loss)                                          $    9,038,188    $   (2,197,245)   $           --   $    6,840,943

    Noncash items in net income (loss):
       Depreciation                                                13,078,041         3,879,512                --       16,957,553
       Amortization of other assets                                   170,185            39,043                --          209,228
       Amortization of foreign advanced rents                         312,630           185,333                --          497,963
       Amortized compensation - stock options                         277,280                --                --          277,280
       Amortization of gain on sale leasebacks                        (91,480)               --                --          (91,480)
       Amortization of debt discount and premium                       (7,127)               --                --           (7,127)
       Amortization of debt issue costs                               212,494           378,676                --          591,170
       Loss on impairment of assets                                        --           558,398                --          558,398
       Loss on sale of assets and other                               324,779           214,413                --          539,192
       Deferred lease expenses                                        461,912            (7,710)               --          454,202
       Deferred income tax expenses                                10,350,697                --                --       10,350,697
       Equity in income of affiliates                                  (1,587)         (115,154)               --         (116,741)
       Minority interests in income of subsidiaries                   441,703           434,768                --          876,471
       Cumulative effect of an accounting change                       64,684         3,325,095                --        3,389,779
       Change in assets and liabilities                           (26,235,902)       (1,681,924)               --      (27,917,826)
                                                               --------------    --------------    --------------   --------------

           Net cash provided by operating activities                8,396,497         5,013,205                --       13,409,702

INVESTING ACTIVITIES
    Additions to theatre properties and equipment                  (5,447,665)       (3,209,105)               --       (8,656,770)
    Sale of theatre properties and equipment                        1,495,840             8,601                --        1,504,441
    Dividends/capital returned from affiliates                             --           500,000                --          500,000
                                                               --------------    --------------    --------------   --------------

       Net cash used for investing activities                      (3,951,825)       (2,700,504)               --       (6,652,329)

FINANCING ACTIVITIES
    Increase in long-term debt                                     17,505,311           267,517                --       17,772,828
    Decrease in long-term debt                                    (12,550,521)       (2,620,019)               --      (15,170,540)
    Increase in minority investment in subsidiaries                        --           421,855                --          421,855
    Decrease in minority investment in subsidiaries                  (154,954)          (54,074)               --         (209,028)
                                                               --------------    --------------    --------------   --------------

       Net cash provided by (used for) financing activities         4,799,836        (1,984,721)               --        2,815,115

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    CASH EQUIVALENTS                                                 (321,631)          (12,578)               --         (334,209)
                                                               --------------    --------------    --------------   --------------

INCREASE IN CASH AND CASH EQUIVALENTS                               8,922,877           315,402                --        9,238,279

CASH AND CASH EQUIVALENTS:
    Beginning of period                                            19,186,456        31,012,767                --       50,199,223
                                                               --------------    --------------    --------------   --------------

    End of period                                              $   28,109,333    $   31,328,169    $           --   $   59,437,502
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


                                                     CINEMARK USA, INC.
                                                     Registrant


DATE: June 28, 2002


                                                     /s/ Alan W. Stock
                                                     --------------------------
                                                     Alan W. Stock
                                                     President


                                                     /s/ Robert Copple
                                                     --------------------------
                                                     Robert Copple
                                                     Chief Financial Officer