Form 10-Q
period 2002-06-30
CINEMARK USA INC /TX
filed 2002-08-14
CIK 885975

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002


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

                                  Yes X No ____








    As of August 14, 2002, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                                      Index

                                                                            Page
                                                                            ----

PART I         FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets
                   as of June 30, 2002 (unaudited)
                   and December 31, 2001                                      4

               Condensed Consolidated Statements of Income
                   (unaudited) for the three and six month
                   periods ended June 30, 2002 and 2001                       5

               Condensed Consolidated Statements of Cash
                   Flows (unaudited) for the six month
                   periods ended June 30, 2002 and 2001                       6

               Notes to Condensed Consolidated Financial
                   Statements (unaudited)                                     7

      Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                                 15

      Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk                                          26


PART II        OTHER INFORMATION

      Item 1.  Legal Proceedings                                              28

      Item 2.  Changes in Securities and Use of Proceeds                      28

      Item 3.  Defaults Upon Senior Securities                                28

      Item 4.  Submission of Matters to a Vote of Security Holders            28

      Item 5.  Other Information                                              28

      Item 6.  Exhibits and Reports on Form 8-K                               28


SIGNATURES                                                                    30

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q includes "forward-looking statements" based on the Company's current expectations, assumptions, estimates and projections about the Company's and its subsidiaries' business and industry. The Company intends that this quarterly report be governed by the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 (the "PSLR Act") with respect to statements that may be deemed to be forward-looking statements under the PSLR Act. They include statements relating to:

     o   future revenues, expenses and profitability;
     o   the future development and expected growth of the Company's business;
     o   projected capital expenditures;
     o attendance at movies generally, or in any of the markets in which the Company operates, the number or diversity of popular movies released or the Company's ability to successfully license and exhibit popular films;
     o   competition from other exhibitors; and
     o   determinations in lawsuits in which the Company is a defendant.

You can identify forward-looking statements by the use of words such as "may," "should," "will," "could," "estimates," "predicts," "potential," "continue," "anticipates," "believes," "plans," "expects," "future" and "intends" and similar expressions which are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Company's control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. In evaluating these forward-looking statements, you should carefully consider the risks and uncertainties described in this report. These forward-looking statements reflect the Company's view only as of the date of this report. Actual results could differ materially from those indicated by such forward-looking statements due to a number of factors. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this cautionary statement. The Company undertakes no current obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                       CINEMARK USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                    June 30,            December 31,
                                                                                      2002                  2001
                                                                                  (Unaudited)
                                                                                -------------------------------------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                   $   68,496,496        $   50,199,223
    Inventories                                                                      3,660,457             3,322,032
    Accounts receivable                                                             10,502,896            11,049,648
    Income tax receivable                                                            2,354,238             1,438,794
    Prepaid expenses and other                                                       3,932,522             3,246,829
                                                                                -------------------------------------
      Total current assets                                                          88,946,609            69,256,526

THEATRE PROPERTIES AND EQUIPMENT                                                 1,169,848,838         1,201,334,337
    Less accumulated depreciation and amortization                                (355,879,347)         (334,927,920)
                                                                                -------------------------------------
      Theatre properties and equipment - net                                       813,969,491           866,406,417

OTHER ASSETS
    Goodwill - net                                                                  10,788,356            15,124,954
    Investments in and advances to affiliates                                        2,763,002             4,447,003
    Deferred tax asset                                                                     -               3,716,206
    Deferred charges and other - net                                                29,578,318            37,592,644
                                                                                -------------------------------------
      Total other assets                                                            43,129,676            60,880,807
                                                                                -------------------------------------
TOTAL                                                                           $  946,045,776        $  996,543,750
                                                                                =====================================

                      LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt                                           $   38,640,121        $   21,853,742
    Accounts payable and accrued expenses                                          112,220,658           117,501,526
                                                                                -------------------------------------
      Total current liabilities                                                    150,860,779           139,355,268

LONG-TERM LIABILITIES
    Senior credit agreements                                                       323,176,086           378,914,750
    Senior subordinated notes                                                      380,173,421           380,187,674
    Deferred lease expenses                                                         23,740,792            22,832,388
    Deferred gain on sale leasebacks                                                 4,555,580             4,738,540
    Deferred income taxes                                                            5,018,483                   -
    Deferred revenues and other long-term liabilities                                7,227,932             9,824,212
                                                                                -------------------------------------
      Total long-term liabilities                                                  743,892,294           796,497,564

COMMITMENTS AND CONTINGENCIES (see Note 10)                                                -                     -

MINORITY INTERESTS IN SUBSIDIARIES                                                  31,097,586            35,353,662

SHAREHOLDER'S EQUITY (As restated at December 31, 2001, see Note 11)
    Class A Common stock, $.01 par value: 10,000,000 shares
      authorized, 1,500 shares issued and outstanding                                       15                    15
    Class B Common stock, no par value: 1,000,000 shares
      authorized, 239,893 shares issued and outstanding                             49,543,427            49,543,427
    Additional paid-in-capital                                                      11,426,265            15,097,709
    Unearned compensation - stock options                                                  -              (4,226,004)
    Retained earnings                                                               65,596,624            44,696,299
    Treasury stock, 57,245 Class B shares at cost                                  (24,232,890)          (24,232,890)
    Accumulated other comprehensive loss                                           (82,138,324)          (55,541,300)
                                                                                -------------------------------------
      Total shareholder's equity                                                    20,195,117            25,337,256
                                                                                -------------------------------------
TOTAL                                                                           $  946,045,776        $  996,543,750
                                                                                =====================================

See Notes to Condensed Consolidated Financial Statements

                       CINEMARK USA, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                     THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                                       2002             2001              2002             2001
                                                                   ------------------------------     ------------------------------
REVENUES
     Admissions                                                    $161,395,144     $130,004,407      $307,806,708     $257,843,145
     Concession                                                      80,084,602       61,702,235       149,370,820      119,545,982
     Other                                                           11,969,591       10,652,217        22,973,915       21,039,804
                                                                   ------------------------------     ------------------------------
            Total                                                   253,449,337      202,358,859       480,151,443      398,428,931

COSTS AND EXPENSES
     Cost of operations:
        Film rentals and advertising                                 87,770,920       68,490,322       162,733,412      133,798,745
        Concession supplies                                          13,775,334       10,230,831        25,757,154       20,503,711
        Salaries and wages                                           25,977,570       22,377,694        48,528,004       43,856,298
        Facility leases                                              29,125,793       28,132,827        58,275,403       56,924,233
        Utilities and other                                          28,406,815       27,205,026        57,014,691       53,892,744
                                                                   ------------------------------     ------------------------------
            Total cost of operations                                185,056,432      156,436,700       352,308,664      308,975,731

     General and administrative expenses                             11,815,562       10,347,268        22,458,579       20,190,208
     Depreciation and amortization                                   16,845,737       17,076,249        34,012,518       33,684,813
     Asset impairment loss                                              223,378              -             781,776          450,000
     Loss on sale of assets and other                                   273,732        1,720,172           812,924        1,831,086
                                                                   ------------------------------     ------------------------------
            Total costs and expenses                                214,214,841      185,580,389       410,374,461      365,131,838

OPERATING INCOME                                                     39,234,496       16,778,470        69,776,982       33,297,093

OTHER INCOME (EXPENSE)
     Interest expense                                               (14,066,488)     (17,850,288)      (28,806,800)     (37,112,518)
     Amortization of debt issue cost and debt discount                 (634,795)        (643,129)       (1,269,590)      (1,286,257)
     Interest income                                                    514,716          349,546           998,055          719,190
     Foreign currency exchange loss                                  (2,100,767)      (1,379,241)       (2,321,764)      (2,531,370)
     Equity in income (loss) of affiliates                               96,267       (1,418,886)          213,008       (1,456,564)
     Minority interests in (income) loss of subsidiaries                140,745          575,879          (735,726)         695,769
                                                                   ------------------------------     ------------------------------
            Total                                                   (16,050,322)     (20,366,119)      (31,922,817)     (40,971,750)
                                                                   ------------------------------     ------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND
     CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                       23,184,174       (3,587,649)       37,854,165       (7,674,657)

Income taxes (benefit)                                                9,124,792       (1,261,124)       13,564,061       (2,685,614)
                                                                   ------------------------------     ------------------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
     OF AN ACCOUNTING CHANGE                                         14,059,382       (2,326,525)       24,290,104       (4,989,043)

Cumulative effect of a change in accounting principle, net
     of income tax benefit of $0.                                           -                -          (3,389,779)             -
                                                                   ------------------------------     ------------------------------

NET INCOME (LOSS)                                                  $ 14,059,382     $ (2,326,525)     $ 20,900,325     $ (4,989,043)
                                                                   ==============================     ==============================

EARNINGS (LOSS) PER SHARE:
     Basic:
        Income (loss) before accounting change                     $      76.35     $     (12.99)     $     131.91     $     (27.87)
        Cumulative effect of an accounting change                            -                -             (18.41)              -
                                                                   ------------------------------     ------------------------------
        Net income (loss)                                          $      76.35     $     (12.99)     $     113.50     $     (27.87)
                                                                   ==============================     ==============================

     Diluted:
        Income (loss) before accounting change                     $      76.35     $     (12.99)     $     131.91     $     (27.87)
        Cumulative effect of an accounting change                            -                -             (18.41)              -
                                                                   ------------------------------     ------------------------------
        Net income (loss)                                          $      76.35     $     (12.99)     $     113.50     $     (27.87)
                                                                   ==============================     ==============================

See Notes to Condensed Consolidated Financial Statements

                       CINEMARK USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                       SIX MONTHS ENDED JUNE 30,
                                                                        2002              2001
                                                                   -------------------------------
OPERATING ACTIVITIES
    Net income (loss)                                              $ 20,900,325      $ (4,989,043)

    Noncash items in net income (loss):
       Depreciation                                                  33,623,952        32,364,610
       Amortization of goodwill and other assets                        388,566         1,320,203
       Amortization of foreign advanced rents                           942,739         1,143,028
       Amortized compensation - stock options                           554,559           388,742
       Amortization of debt issue costs                               1,182,340         1,199,007
       Amortization of gain on sale leasebacks                         (182,960)         (182,961)
       Amortization of debt discount and premium                        (14,253)          (14,254)
       Amortization of deferred revenues                             (2,403,953)       (5,780,397)
       Loss on impairment of assets                                     781,776           450,000
       Loss on sale of assets and other                                 812,924         1,831,086
       Deferred lease expenses                                          908,404         1,108,562
       Deferred income tax expenses                                   8,734,689        (3,203,579)
       Equity in (income) loss of affiliates                           (213,008)        1,456,564
       Minority interests in income (loss) of subsidiaries              735,726          (695,769)
       Cumulative effect of an accounting change                      3,389,779               -

    Changes in assets and liabilities:
       Inventories                                                     (338,425)          182,627
       Accounts receivable                                              546,752        (1,749,443)
       Prepaid expenses and other                                      (685,693)         (179,589)
       Other assets                                                   5,889,103           (39,509)
       Advances with affiliates                                       1,302,669          (135,091)
       Accounts payable and accrued expenses                           (615,285)      (13,497,568)
       Other long-term liabilities                                     (192,327)         (433,283)
       Income tax receivable/payable                                   (915,444)       (1,558,932)
                                                                   -------------------------------
       Net cash provided by operating activities                     75,132,955         8,985,011

INVESTING ACTIVITIES
    Additions to theatre properties and equipment                   (12,191,593)      (14,022,555)
    Sale of theatre properties and equipment                          1,514,477         3,942,537
    Investment in affiliates                                                -            (379,373)
    Dividends/capital returned from affiliates                          594,340               -
                                                                   -------------------------------
       Net cash used for investing activities                       (10,082,776)      (10,459,391)

FINANCING ACTIVITIES
    Increase in long-term debt                                       19,115,888        40,806,562
    Decrease in long-term debt                                      (57,257,124)      (27,990,167)
    Increase in minority investment in subsidiaries                     421,855           429,373
    Decrease in minority investment in subsidiaries                  (5,413,657)       (3,665,005)
                                                                   -------------------------------
       Net cash provided by (used for) financing activities         (43,133,038)        9,580,763

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    CASH EQUIVALENTS                                                 (3,619,868)          (92,850)
                                                                   -------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                18,297,273         8,013,533

CASH AND CASH EQUIVALENTS:
    Beginning of period                                              50,199,223        19,839,994
                                                                   -------------------------------

    End of period                                                  $ 68,496,496      $ 27,853,527
                                                                   ===============================

SUPPLEMENTAL INFORMATION (see Note 5)

See Notes to Condensed Consolidated Financial Statements

                       CINEMARK USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  The Company and Basis of Presentation

        Cinemark USA, Inc. and its subsidiaries (the "Company") is one of the leaders in the motion picture exhibition industry and owns or leases and operates motion picture theatres in 33 states, Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Colombia and the United Kingdom. The Company operates 3,026 screens in 279 theatres and manages an additional 7 theatres (58 screens) at June 30, 2002.

        The condensed consolidated financial statements have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these interim financial statements reflect all adjustments (which, except for the cumulative effect of an accounting change, include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The condensed consolidated financial statements include the accounts of Cinemark USA, Inc. and its subsidiaries. Majority-owned subsidiaries that the Company controls are consolidated while those subsidiaries of which the Company owns between 20% and 50% and does not control are accounted for as affiliates under the equity method. The results of these subsidiaries and affiliates are included in the financial statements effective with their formation or from their dates of acquisition. Significant intercompany balances and transactions are eliminated in consolidation. Certain reclassifications have been made to June 30, 2001 and December 31, 2001 amounts to conform to the June 30, 2002 presentation.

        These financial statements should be read in conjunction with the audited annual financial statements and the notes thereto for the year ended December 31, 2001, included in the Annual Report filed March 27, 2002 on Form 10-K and the amended Annual Report filed June 28, 2002 on Form 10-K/A by the Company under the Securities Exchange Act of 1934. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be achieved for the full year.

        On May 16, 2002, Cinemark, Inc. was formed as the Delaware holding company of Cinemark USA, Inc. Under a share exchange agreement, dated May 17, 2002, and after giving effect to a reverse stock split, each outstanding share, and each outstanding option to purchase shares of the Company were exchanged for shares, and options to purchase shares, respectively, of common stock of Cinemark, Inc. As a result, weighted average common shares outstanding for the three and six month periods ended June 30, 2002 do not include options to purchase shares of Cinemark, Inc.'s common stock.

2.  Earnings (Loss) Per Share

        Earnings (loss) per share are computed using the weighted average number of shares of Class A and Class B common stock outstanding during each period. The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                                      Three Months Ended            Six Months Ended
                                                                           June 30,                     June 30,
                                                                      2002          2001           2002          2001
                                                                      ----          ----           ----          ----
     Income (loss) before cumulative effect of an accounting
       change                                                     $14,059,382   $(2,326,525)   $24,290,104   $(4,989,043)
                                                                  ===========   ============   ===========   ============

     Basic:
     Weighted average common shares outstanding                       184,148        179,037       184,148        179,037
                                                                      =======        =======       =======        =======

     Income (loss) before cumulative effect of an accounting
       change per common share                                         $76.35       $(12.99)       $131.91       $(27.87)
                                                                       ======       ========       =======       ========

     Diluted:
     Weighted average common shares outstanding                       184,148        179,037       184,148        179,037
     Common equivalent shares for stock options                           -              -             -              -
                                                                      -------        -------       -------        -------
     Weighted average common and common equivalent shares
       outstanding                                                    184,148        179,037       184,148        179,037
                                                                      =======        =======       =======        =======

     Income (loss) before cumulative effect of an accounting
       change per common and common equivalent share                   $76.35       $(12.99)       $131.91       $(27.87)
                                                                       ======       ========       =======       ========

        Basic income (loss) per share is computed by dividing the income (loss) by the weighted average number of shares of common stock of all classes outstanding during the period. Diluted income (loss) per share is computed by dividing the income (loss) by the weighted average number of shares of common stock and potential issuable common stock using the treasury stock method. The dilutive effect of the options to purchase common stock is excluded from the computation of diluted income (loss) per share if their effect is antidilutive. Options to purchase 11,752 shares of common stock have been excluded from the diluted income (loss) per share calculation for the three and six month periods ended June 30, 2001, as their effect would have been antidilutive.

        On May 16, 2002, Cinemark, Inc. was formed as the Delaware holding company of Cinemark USA, Inc. Under a share exchange agreement, dated May 17, 2002, and after giving effect to a reverse stock split, each outstanding share, and each outstanding option to purchase shares of the Company were exchanged for shares, and options to purchase shares, respectively, of common stock of Cinemark, Inc. As a result, weighted average common shares outstanding for the three and six month periods ended June 30, 2002 do not include options to purchase shares of Cinemark, Inc.'s common stock.

3.  Comprehensive Income (Loss)

        Statement of Financial Accounting Standards (SFAS) No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components in the financial statements. The following components are reflected in the Company's comprehensive income (loss):

                                                                      Three Months Ended            Six Months Ended
                                                                           June 30,                     June 30,
                                                                      2002          2001           2002          2001
                                                                      ----          ----           ----          ----
Net income (loss)                                                 $14,059,382   $(2,326,525)   $20,900,325   $(4,989,043)
Foreign currency translation adjustment                           (16,666,510)    1,101,744    (26,597,024)   (1,961,639)
                                                                  ------------  ------------   ------------  ------------
Comprehensive loss                                                $(2,607,128)  $(1,224,781)   $(5,696,699)  $(6,950,682)
                                                                  ============  ============   ============  ============

4.  Foreign Currency Translation

        The accumulated other comprehensive loss in shareholder's equity of $82,138,324 and $55,541,300 at June 30, 2002 and December 31, 2001,
respectively, primarily relates to the unrealized adjustments from translating the financial statements of Cinemark Argentina, S.A., Cinemark Brasil S.A. and Cinemark de Mexico, S.A. de C.V. into U.S. dollars.

        For the majority of 2001, the country of Argentina utilized the peso as its functional currency with it pegged at a rate of 1.0 peso to the U.S. dollar. As a result of economic turmoil which began in December 2001, the Argentine government announced several restrictions on currency conversions and transfers of funds abroad in early January 2002. The Argentine government ended the peso-dollar parity regime and established a dual exchange rate system, with a "commercial rate" and a "market rate". The commercial rate of 1.4 pesos to the U.S. dollar was to be utilized to settle all exports and certain essential imports. The market rate traded for the first time on January 11, 2002 and closed at a rate of 1.7 pesos to the U.S. dollar. As a result, the effect of translating the December 31, 2001 peso balances for assets and liabilities into U.S. dollars at the first known free-floating market rate as of January 11, 2002 (1.7 pesos to the U.S. dollar) is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction of shareholder's equity in the amount of $19.1 million at December 31, 2001. Income and expense accounts from January through November 2001 were converted into U.S. dollars at the exchange rate of 1.0 peso to the U.S. dollar and income and expense accounts in December 2001 were converted into U.S. dollars at the rate of 1.7 pesos to the U.S. dollar. On January 14, 2002, the Argentine government unified the commercial rate and the market rate into one floating rate which is presently in use. At June 30, 2002, the floating rate was
3.8 pesos to the U.S. dollar. As a result, the effect of translating the June 30, 2002 peso balances for assets and liabilities into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an additional reduction of shareholder's equity in the amount of $14.4 million at June 30, 2002. Income and expense accounts from January through June 2002 were converted into U.S. dollars at the prevailing average floating rate for each of those six months.

        On June 30, 2002, the exchange rate for the Brazilian real was 2.8 reais to the U.S. dollar (the exchange rate was 2.3 reais to the U.S. dollar at December 31, 2001). As a result, the effect of translating the June 30, 2002 real balances for assets and liabilities into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an additional reduction of shareholder's equity in the amount of $5.1 million at June 30, 2002.

        On June 30, 2002, the exchange rate for the Mexican peso was 10.0 pesos to the U.S. dollar (the exchange rate was 9.2 pesos to the U.S. dollar at December 31, 2001). As a result, the effect of translating the June 30, 2002 peso balances for assets and liabilities into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an additional reduction of shareholder's equity in the amount of $6.2 million at June 30, 2002.

        In 2001 and 2002, all foreign countries where the Company has operations, including Argentina, Brazil and Mexico, were deemed non-highly inflationary. Thus, any fluctuation in the currency results in the Company recording a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase or reduction to shareholder's equity.

5.  Supplemental Cash Flow Information

        The following is provided as supplemental information to the condensed consolidated statements of cash flows:

                                                                       Six Months Ended
                                                                           June 30,
                                                                           --------
                                                                     2002            2001
                                                                     ----            ----
        Cash paid for interest                                   $27,793,836     $38,602,949
        Cash paid for income taxes (net of refunds)                5,782,379       1,903,256

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

                                                                       Six Months Ended
                                                                           June 30,
                                                                           --------
        Revenues                                                     2002            2001
        --------                                                     ----            ----
        U.S. and Canada                                         $369,019,438    $297,529,212
        Mexico                                                    43,590,520      34,858,256
        Brazil                                                    36,471,520      31,310,175
        Other foreign countries                                   31,537,451      35,179,100
        Eliminations                                                (467,486)       (447,812)
                                                                -------------   -------------
        Total                                                   $480,151,443    $398,428,931
                                                                =============   =============

        Long-lived assets in the United States and Canada, Mexico, Brazil and other foreign countries as of June 30 are as follows:

                                                                           June 30,
                                                                           --------
        Long-Lived Assets                                            2002            2001
        -----------------                                            ----            ----
        U.S. and Canada                                         $649,037,519    $715,195,578
        Mexico                                                    69,694,926      76,282,484
        Brazil                                                    50,206,129      58,682,074
        Other foreign countries                                   45,030,917      73,540,117
                                                                ------------    ------------
        Total                                                   $813,969,491    $923,700,253
                                                                ============    ============

7.  Accounting for Derivative Instruments and Hedging Activities

        The Company's condensed consolidated balance sheets as of June 30, 2002 and December 31, 2001 include an interest rate cap agreement recorded at its fair value of $0.4 million and $1.1 million, respectively. This derivative asset is recorded as a component of deferred charges and other on the Company's condensed consolidated balance sheets. For the six month periods ended June 30, 2002 and 2001, a loss of $0.7 million and $0.6 million, respectively, has been recorded as a component of interest expense in the condensed consolidated statements of income to recognize the decrease in the fair value of the derivative asset.

8.  Accounting for Amortization of Goodwill and Other Intangible Assets

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". This statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.

        The Company's goodwill at December 31, 2001 was as follows:

                                  Gross Carrying      Accumulated       Net Goodwill
              Goodwill                Amount          Amortization         Amount
              --------                ------          ------------         ------
        U.S. operations               $9,313,165      $(4,004,427)        $5,308,738
        Argentina operations           5,162,418         (893,308)         4,269,110
        Chile operations               3,663,883         (732,777)         2,931,106
        Peru operations                3,270,000         (654,000)         2,616,000
                                     -----------      ------------       -----------
                                     $21,409,466      $(6,284,512)       $15,124,954
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
                                              ----------
                                              $3,325,611
                                              ==========

        The Company has recorded an additional impairment of goodwill in the amount of $558,398 in the six month period ended June 30, 2002 (recorded as a component of asset impairment loss in the condensed consolidated statements of income). The additional impairment of goodwill relates to further write-downs of goodwill to fair value associated with the Company's Argentina operations which continue to be impacted by the economic turmoil in the country. Fair value for this goodwill reporting unit was estimated based on a multiple of estimated cash flows for each of the individual Argentina properties. No additional goodwill was acquired in the six month period ended June 30, 2002.

        The Company's other intangible assets (included in deferred charges and other on the Company's condensed consolidated balance sheets) at December 31, 2001 were as follows:

                                             Gross Carrying      Accumulated        Net Intangible
         Other Intangible Assets                 Amount          Amortization        Asset Amount
         -----------------------                 ------          ------------        ------------
        Capitalized licensing fees               $9,000,000        $(566,666)          $8,433,334
        Trademarks                                  147,919          (83,751)              64,168
        Non-compete fee                              72,403          (64,876)               7,527
        Other intangible assets                     169,116         (152,953)              16,163
                                                 ----------        ----------          ----------
                                                 $9,389,438        $(868,246)          $8,521,192
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
                                              -------
                                              $64,168
                                              =======

       The Company's capitalized licensing fees and non-compete fee have definite useful lives and thus are continuing to be amortized over their remaining useful lives. The Company's other intangible assets have indefinite useful lives remaining but were not written down on January 1, 2002 since they are presently recorded at or below their fair value.

        The Company's other intangible assets at June 30, 2002 are as follows:

                                             Gross Carrying       Accumulated      Net Intangible
        Other Intangible Assets                  Amount           Amortization      Asset Amount
        ------------------------                 ------           ------------      ------------
        Amortized Intangible Assets:
        Capitalized licensing fees               $9,000,000         $(816,666)        $8,183,334
        Non-compete fee                              72,403           (71,329)             1,074
                                                     ------           --------             -----
                                                 $9,072,403         $(887,995)        $8,184,408
                                                 ==========         ==========        ==========

        Unamortized Intangible Assets:
        Trademarks                                 $147,919         $(147,919)           $   -
        Other intangible assets                     169,116          (152,953)            16,163
                                                    -------          ---------            ------
                                                   $317,035         $(300,872)           $16,163
                                                   ========         ==========           =======

     Aggregate Amortization Expense:
     For the six month period ended June 30, 2002                    $388,566
                                                                     ========

        Aggregate amortization expense for the six month period ended June 30, 2002 consists of $256,453 of amortization of other intangible assets and $132,113 of amortization of other assets (both of which are included in deferred charges and other on the Company's condensed consolidated balance sheets).

          Estimated Amortization Expense of Other Intangible Assets:
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

        The impact on net income (loss) and earnings (loss) per share related to the adoption of this accounting pronouncement is as follows:

                                                                Three Months Ended              Six Months Ended
                                                                     June 30,                       June 30,
                                                                2002          2001            2002           2001
                                                                ----          ----            ----           ----
   Reported net income (loss)                               $14,059,382   $(2,326,525)     $20,900,325   $(4,989,043)
   Add back: Cumulative effect of an accounting change              -             -          3,389,779           -
   Add back: Goodwill amortization                                  -         359,045              -         718,091
   Add back: Other intangible asset amortization                    -           8,382              -          16,764
                                                            -----------   ------------     -----------   ------------
   Adjusted net income (loss)                               $14,059,382   $(1,959,098)     $24,290,104   $(4,254,188)
                                                            ===========   ============     ===========   ============

   Basic earnings (loss) per share:
   Reported net income (loss)                                    $76.35       $(12.99)         $113.50       $(27.87)
   Add back: Cumulative effect of an accounting change               -             -             18.41            -
   Add back: Goodwill amortization                                   -           2.01               -           4.02
   Add back: Other intangible asset amortization                     -            .04               -            .09
                                                                 ------       --------         -------       --------
   Adjusted net income (loss)                                    $76.35       $(10.94)         $131.91       $(23.76)
                                                                 ======       ========         =======       ========

   Diluted earnings (loss) per share:
   Reported net income (loss)                                    $76.35       $(12.99)         $113.50       $(27.87)
   Add back: Cumulative effect of an accounting change               -             -             18.41            -
   Add back: Goodwill amortization                                   -           2.01               -           4.02
   Add back: Other intangible asset amortization                     -            .04               -            .09
                                                                 ------       --------         -------       --------
   Adjusted net income (loss)                                    $76.35       $(10.94)         $131.91       $(23.76)
                                                                 ======       ========         =======       ========

9.  New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". This statement requires the establishment of a liability for an asset retirement obligation. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently considering the impact, if any, that this statement will have on the condensed consolidated financial statements.

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of", and portions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements". This statement generally conforms, among other things, impairment accounting for assets to be disposed of including those in discontinued operations and eliminates the exception to consolidation for which control is likely to be temporary. This statement became effective for the Company on January 1, 2002. The adoption of this statement did not have a material effect on the condensed consolidated financial statements.

        In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires, among other things, that gains and losses on the early extinguishment of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishment of debt are effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, any gain or loss on early extinguishment of debt would be classified as income from operations unless it meets the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30.

        In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently considering the impact, if any, that this statement will have on the condensed consolidated financial statements.

10.  Litigation and Litigation Settlements

        The Company is currently a defendant in certain litigation proceedings alleging certain violations of the Americans with Disabilities Act of 1990 (the "ADA") relating to accessibility of movie theatres for handicapped and deaf patrons.

        In March 1999, the Department of Justice filed suit in the U.S. District Court, Northern District of Ohio, Eastern Division, against the Company alleging certain violations of the ADA relating to the Company's wheelchair seating arrangements and seeking remedial action. An Order granting Summary Judgment to the Company was issued in November 2001. The Department of Justice has filed a Notice of Appeal with the Sixth Circuit Court of Appeals. If the Company loses this litigation, the Company's financial position, results of operations and cash flows may be materially and adversely affected. The Company is unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

        In February 2000, Barbara Cornilles, Edwin Cornilles, Dorothy Johnson, Damara Paris, Stephen Purvis, George Scheler, Susan Teague, and Jackie Woltring filed suit in the U.S. District Court for the District of Oregon against the Company, Regal Cinemas, Inc., Century Theatres, Inc., and Carmike Cinemas, Inc., alleging certain violations of the ADA relating to accessibility of movie theatres for deaf patrons. An Order granting Summary Judgment to the Company was issued by a federal magistrate judge in December 2001 which was ratified by the federal district judge in March 2002. In April 2002, the plaintiffs agreed not to appeal the summary judgment ruling.

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

        In July 2001, Sonia Rivera-Garcia and Valley Association for Independent Living filed suit in the 93rd Judicial District Court of Hidalgo County, Texas alleging certain violations of the Human Resources Code, the Texas Architectural Barriers Act, the Texas Accessibility Standards and the Deceptive Trade
Practices Act relating to accessibility of movie theatres for patrons using wheelchairs at one theatre in the Mission, Texas market. The plaintiffs are seeking remedial action and unspecified damages. The Company has filed an answer denying the allegations and is vigorously defending this suit. The Company is unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

        On May 23, 2002, Robert Todd on behalf of Robert Preston Todd, his minor child and "all individuals who are deaf or are severely hearing impaired" brought this case in the United States District Court for the Southern District of Texas, Houston Division against several movie operators, including, AMC
Entertainment, Inc., Regal Entertainment, Inc., the Company, and Century Theaters as well as eight movie production companies. The lawsuit alleges violation of Title III of the ADA and the First Amendment to the Constitution of the United States. Plaintiffs seek unspecified injunctive relief, unspecified declaratory relief, unspecified monetary damages (both actual and punitive) and unspecified attorneys' fees. The answer is not yet due. The Company plans to deny any violation of law and to vigorously defend against all claims. The Company is unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

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

11. Restatement

        Subsequent to the issuance of the Company's 2001 consolidated financial statements, the Company's management determined that it should revise the fair value of employee stock options granted during December 2001. This determination was based in part on the timing between the original valuation and the proposed initial public offering of common stock by the Company's parent, Cinemark, Inc. The Company's management believed that on the date of grant the common stock had a fair value of $330 per share. In connection with the parent Company's public offering of common stock and Staff Accounting Bulletin Topic 4.D., the Company revised this fair value to $2,519 per share. As a result, the 2001 financial statements have been restated on the amended Annual Report filed June 28, 2002 on Form 10-K/A from amounts previously reported to record additional unearned compensation of $3,338,225 as of December 31, 2001.

        A summary of the significant effects of the restatement is as follows:

                                                       As of December 31, 2001
                                              As Previously Reported        As Restated
                                              ----------------------        -----------
Balance Sheet Data:
  Additional paid-in-capital                            $11,759,484         $15,097,709
  Unearned compensation - stock options                    (887,779)         (4,226,004)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is an analysis of the financial condition and results of operations of the Company. This analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this report.

Overview

        The Company's revenues are generated primarily from box office receipts, concession sales and screen advertising sales. Revenues are recognized when admissions and concession sales are received at the box office and screen advertising is shown at the theatres. The Company's revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the commercial appeal of the films released during the period reported. Additional revenues related to theatre operations are generated by pay phones, ATM machines and electronic video games installed in video arcades located in some of the Company's theatres.

        Film rentals and advertising, concession supplies and salaries and wages vary directly with changes in revenues. These expenses have historically represented approximately 65% of all theatre operating expenses and approximately 50% of revenues. Film rental costs are accrued based on the applicable box office receipts and either the mutually agreed upon firm terms or estimates of the final settlement depending on the film licensing arrangement. Advertising cost, which is expensed as incurred, is primarily fixed at the theatre level as daily movie directories placed in newspapers represent the largest component of advertising costs. The monthly cost of these ads is based on, among other things, the size of the directory and the frequency and size of the newspaper's circulation. The Company purchases concession supplies to replace units sold. Although salaries and wages include a fixed component of cost (i.e. the minimum staffing cost to operate a theatre facility during non-peak periods), salaries and wages move in relation to revenues as theatre staffing is adjusted to handle attendance volume.

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

Critical Accounting Policies

        The Company prepares the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, the Company is required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results include the following:

Revenue and Expense Recognition

        Revenues are recognized when admissions and concession sales are received at the box office and screen advertising is shown at the theatres. Film rental costs are accrued based on the applicable box office receipts and either the mutually agreed upon firm terms or estimates of the final settlement depending on the film licensing arrangement. Estimates are made based on the expected success of a film over the length of its run. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known at the time the estimate is made and the expected success of a film over the length of its run can typically be estimated early in the film's run. The final film settlement amount is negotiated at the conclusion of the film's run based upon how a film actually performs. If actual settlements are higher than those estimated, additional film rental costs are recorded at that time. Advertising costs are expensed as incurred.

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

Results of Operations

        The  following  table  sets  forth,  for  the  periods  indicated,   the
percentage of revenues represented by certain items reflected in the Company's condensed consolidated statements of income:

                                                                         % of Revenues            % of Revenues
                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                            --------                --------
                                                                        2002        2001        2002        2001
                                                                        ----        ----        ----        ----
  Revenues:
    Admissions                                                          63.7%       64.2%       64.1%       64.7%
    Concession                                                          31.6        30.5        31.1        30.0
    Other                                                                4.7         5.3         4.8         5.3
                                                                         ---         ---         ---         ---
  Total revenues                                                       100.0       100.0       100.0       100.0

  Cost of operations                                                    73.0        77.3        73.4        77.5
  General and administrative expenses                                    4.7         5.1         4.7         5.1
  Depreciation and amortization                                          6.6         8.4         7.0         8.4
  Asset impairment loss                                                  0.1           -         0.2         0.1
  Loss on sale of assets and other                                       0.1         0.9         0.2         0.5
                                                                         ---         ---         ---         ---
  Total cost of operations                                              84.5        91.7        85.5        91.6
                                                                        ----        ----        ----        ----

  Operating income                                                      15.5         8.3        14.5         8.4

  Interest expense                                                       5.6         8.8         6.0         9.3
  Income taxes (benefit)                                                 3.6        (0.6)        2.8        (0.7)
  Income (loss) before cumulative effect of an accounting change         5.5        (1.1)        5.1        (1.3)
  Net income (loss)                                                      5.5        (1.1)        4.4        (1.3)

Second quarter ended June 30, 2002 and 2001

Revenues

        Revenues for the second quarter ended June 30, 2002 increased to $253.4 million from $202.4 million for the second quarter ended June 30, 2001, a 25.2% increase. The increase in revenues for the second quarter is primarily attributable to a 26.4% increase in attendance and a 2.7% increase in concession revenues per patron. Revenues per screen increased 22.3% to $83,924 in the second quarter of 2002 from $68,596 in the second quarter of 2001.

Cost of Operations

        Cost of operations, as a percentage of revenues, decreased to 73.0% in the second quarter of 2002 from 77.3% in the second quarter of 2001. The decrease as a percentage of revenues was primarily due to the 25.2% increase in revenues and the Company's ability to effectively control its theatre operating costs (some of which are of a fixed nature). The decrease as a percentage of revenues resulted from a decrease in facility lease expense as a percentage of revenues to 11.5% in the second quarter of 2002 from 13.9% in the second quarter of 2001, a decrease in utilities and other expenses as a percentage of revenues to 11.2 % in the second quarter of 2002 from 13.4% in the second quarter of 2001 and a decrease in salaries and wages as a percentage of revenues to 10.2% in the second quarter of 2002 from 11.1% in the second quarter of 2001, partially offset by an increase in film rentals and advertising as a percentage of admissions revenues to 54.4% in the second quarter of 2002 from 52.7% in the second quarter of 2001 as a result of the stronger film product and an increase in concession supplies as a percentage of concession revenues to 17.2% in the second quarter of 2002 from 16.6% in the second quarter of 2001.

General and Administrative Expenses

        General and administrative expenses, as a percentage of revenues, decreased to 4.7% for the second quarter of 2002 from 5.1% for the second quarter of 2001 primarily related to the 25.2% increase in revenues. The absolute level of general and administrative expenses increased to $11.8 million in the second quarter of 2002 from $10.3 million in the second quarter of 2001. The increase in the absolute level of general and administrative expenses is primarily attributed to increased professional fees.

Depreciation and Amortization

        Depreciation and amortization as a percentage of revenues decreased to 6.6% for the second quarter of 2002 from 8.4% for the second quarter of 2001. The decrease is primarily related to the 25.2% increase in revenues. The absolute level of depreciation and amortization decreased to $16.8 million in the second quarter of 2002 from $17.1 million in the second quarter of 2001.

Asset Impairment Loss

        The Company recorded asset impairment charges of $0.2 million in the second quarter of 2002 pursuant to Statement of Financial Accounting Standards
(SFAS) No. 144 related to assets to be held and used. The asset impairment charges recorded in the second quarter of 2002 related to the write-down to fair value of one theatre associated with the Company's El Salvador operations.

Interest Expense

        Interest costs incurred, including amortization of debt issue cost and debt discount and the mark-to-market adjustment to the interest rate cap agreement decreased 21.0% in the second quarter of 2002 to $14.7 million (including capitalized interest to properties under construction) from $18.6 million (including capitalized interest) in the second quarter of 2001. The decrease was due principally to a decrease in the average debt outstanding and the average interest rates under the Company's variable rate debt agreements.

Income Taxes (Benefit)

        Income tax expense of $9.1 million was recorded for the second quarter of 2002 as compared to an income tax benefit of $1.3 million in the second quarter of 2001. The Company's effective tax rate for the second quarter of 2002 was 39.4% as compared to 35.2% for the second quarter of 2001.

Income (Loss) Before Cumulative Effect of an Accounting Change

        The Company realized income before cumulative effect of an accounting change of $14.1 million for the second quarter of 2002 in comparison with a loss before cumulative effect of an accounting change of $2.3 million for the second quarter of 2001. The increase in income in the second quarter of 2002 is primarily related to the 25.2% increase in revenues and the decrease in interest expense.

Net Income (Loss)

        The Company realized net income of $14.1 million for the second quarter of 2002 in comparison with a net loss of $2.3 million for the second quarter of 2001. The increase in income in the second quarter of 2002 is primarily related to the 25.2% increase in revenues and the decrease in interest expense.

Six month periods ended June 30, 2002 and 2001

Revenues

        Revenues for the six month period ended June 30, 2002 ("the 2002 period") increased to $480.2 million from $398.4 million for the six month period ended June 30, 2001 ("the 2001 period"), a 20.5% increase. The increase in revenues for the 2002 period is primarily attributable to a 20.4% increase in attendance and a 3.7% increase in concession revenues per patron. Revenues per screen increased 17.6% to $159,458 in the 2002 period from $135,546 in the 2001 period.

Cost of Operations

        Cost of operations, as a percentage of revenues, decreased to 73.4% in the 2002 period from 77.5% in the 2001 period. The decrease as a percentage of revenues was primarily due to the 20.5% increase in revenues and the Company's ability to effectively control its theatre operating costs (some of which are of a fixed nature). The decrease as a percentage of revenues primarily resulted from a decrease in facility lease expense as a percentage of revenues to 12.1% in the 2002 period from 14.3% in the 2001 period, a decrease in utilities and other expenses as a percentage of revenues to 11.9% in the 2002 period from 13.5% in the 2001 period and a decrease in salaries and wages as a percentage of revenues to 10.1% in the 2002 period from 11.0% in the 2001 period, partially offset by an increase in film rentals and advertising as a percentage of admissions revenues to 52.9% in the 2002 period from 51.9% in the 2001 period as a result of the stronger film product.

General and Administrative Expenses

        General and administrative expenses, as a percentage of revenues, decreased to 4.7% for the 2002 period from 5.1% for the 2001 period primarily related to the 20.5% increase in revenues. The absolute level of general and administrative expenses increased to $22.5 million in the 2002 period from $20.2 million in the 2001 period. The increase in general and administrative expenses is primarily attributed to increased professional fees.

Depreciation and Amortization

        Depreciation and amortization as a percentage of revenues decreased to 7.0% in the 2002 period from 8.4% in the 2001 period. The decrease is primarily related to the 20.5% increase in revenues. The absolute level of depreciation and amortization increased to $34.0 million in the 2002 period from $33.7 million in the 2001 period.

Asset Impairment Loss

        The Company wrote down the assets of certain properties to their fair value which resulted in asset impairment charges of $0.8 million and $0.5 million in the 2002 and 2001 periods, respectively. The asset impairment charges recorded in the 2002 period related to a $0.6 million write-down to fair value of goodwill associated with the Company's Argentina operations and a $0.2 million write-down to fair value of one theatre associated with the Company's El Salvador operations. The asset impairment charges of $0.5 million recorded in the 2001 period related to the write-down to fair value of properties associated with the Company's U.S. operations.

Interest Expense

        Interest costs incurred, including amortization of debt issue cost and debt discount and the mark-to-market adjustment to the interest rate cap agreement decreased 21.8% in the 2002 period to $30.1 million (including capitalized interest to properties under construction) from $38.5 million (including capitalized interest) in the 2001 period. The decrease in interest costs incurred for the 2002 period was due principally to a decrease in the Company's average debt outstanding and the average interest rates on the Company's variable rate debt agreements.

Income Taxes (Benefit)

        Income tax expense of $13.6 million was recorded for the 2002 period as compared to an income tax benefit of $2.7 million in the 2001 period. The Company's effective tax rate for the 2002 period was 35.8% as compared to 35.0% for the 2001 period.

Income (Loss) Before Cumulative Effect of an Accounting Change

        The Company realized income before cumulative effect of an accounting change of $24.3 million for the 2002 period in comparison with a loss before cumulative effect of an accounting change of $5.0 million for the 2001 period. The increase in income in the 2002 period is primarily related to the 20.5% increase in revenues and the decrease in interest expense.

Net Income (Loss)

        The Company realized net income of $20.9 million for the 2002 period in comparison with a net loss of $5.0 million for the 2001 period. The increase in income in the 2002 period is primarily related to the 20.5% increase in revenues and the decrease in interest expense.

Liquidity and Capital Resources

Operating Activities

        The Company's revenues are primarily collected in cash, through box office receipts and the sale of concession supplies. The Company is expanding the number of theatres that provide the patron a choice of using a credit card, in place of cash, which the company converts to cash in approximately three to four days. Because revenues are primarily received in cash prior to the payment of related expenses, the Company has an operating "float" and, as a result, historically has not required traditional working capital financing. Primarily due to the lack of significant inventory and accounts receivable, the Company has typically operated with a negative working capital position for its ongoing theatre operations throughout the year.

Investing Activities

        The Company's investing activities have been principally in connection with the development and acquisition of additional theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under the Company's credit facility.

        The Company continues to expand its U.S. theatre circuit. As of June 30, 2002, the Company has opened two new domestic theatres (16 screens) in 2002. The Company has no signed commitments to open any new theatres in the U.S. during the remainder of 2002. The Company has signed commitments for two new theatres (31 screens) and a five screen expansion to an existing theatre scheduled to open in the U.S. after 2002. As of June 30, 2002, the Company estimates that the remaining capital expenditures for the development of its remaining theatre and expansion commitments (36 screens) in the U.S. will be less than $5 million. Actual expenditures for theatre development and acquisitions are subject to change based upon the availability of attractive opportunities for expansion of the Company's theatre circuit. The Company plans to fund capital expenditures for its continued development from cash flow from operations, borrowings under the Credit Facility, proceeds from sale leaseback transactions and/or sales of excess real estate.

        The Company also continues to expand its international operations. As of June 30, 2002, Cinemark International, through its subsidiaries, has opened two new theatres (18 screens) and closed two screens at an existing theatre in 2002. As of June 30, 2002, Cinemark International, through its subsidiaries, has four new theatres (32 screens) under construction and scheduled to open in international markets by the end of 2002. Although Cinemark International and its subsidiaries are reviewing sites, there are no signed commitments to build any theatres in international markets beyond 2002. The Company estimates that the remaining capital expenditures for the development of its remaining international theatre commitments (32 screens) will be approximately $15 million. Actual expenditures for continued theatre development and acquisitions during 2002 and thereafter are subject to change based upon the availability of attractive opportunities for expansion of the Company's international theatre circuit. The Company anticipates that investments in excess of Cinemark International's available cash will be funded by the Company or by debt or equity financing to be provided by third parties directly to Cinemark International or its subsidiaries.

        As of June 30, 2002, the Company owned approximately $275 million of real estate and improvements resulting from the development of multiplex facilities over the last several years. Additionally, the Company and/or its affiliates, may from time to time, subject to compliance with the Company's debt instruments, purchase on the open market the Company's debt securities depending upon the availability and prices of such securities.

Financing Activities

        As of June 30, 2002, the Company's long-term debt obligations, capital lease obligations and future minimum lease obligations under non-cancelable operating leases for each period indicated are summarized as follows:

                                        Payments Due by Period
                                             (In millions)

                                                              Less Than     1-3       4-5       After
        Contractual Obligations                       Total     1 Year     Years     Years     5 Years
        -----------------------                       -----     ------     -----     -----     -------
        Long-term debt.........................      $742.0      $38.6    $249.8     $72.3      $381.3
        Capital lease obligations..............         0.3        0.2       0.1         -           -
        Operating lease obligations............     1,516.1      103.8     210.1     209.9       992.3

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

        The indentures governing the senior subordinated notes contain covenants that limit, among other things, dividends, transactions with affiliates, investments, sale of assets, mergers, repurchases of the Company's capital stock, liens and additional indebtedness. Upon a change of control, the Company would be required to make an offer to repurchase the senior subordinated notes at a price equal to 101% of the principal amount outstanding plus accrued and unpaid interest through the date of repurchase. The indentures governing the senior subordinated notes allow the Company to incur additional indebtedness if it satisfies the coverage ratio specified in each indenture; both at the time of incurrence and after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.

        The senior subordinated notes are general unsecured obligations subordinated in right of payment to the credit agreement or other senior indebtedness. Generally, if the Company is in default under the senior credit facility and other senior indebtedness, it would not be allowed to make payments on the senior subordinated notes until the defaults have been cured or waived. If the Company fails to make any payments when due or within the applicable grace period, it would be in default under the indentures governing the senior subordinated notes. As of June 30, 2002, the Company was in full compliance with all agreements governing our outstanding debt.

Cinemark USA Revolving Credit Facility

        In February 1998, the Company entered into a reducing revolving credit facility with a group of banks for which Bank of America, N.A. acts as administrative agent. The credit facility provided for an initial commitment of $350 million which is automatically reduced each quarter by 2.5%, 3.75%, 5.0%, 6.25% and 6.25% of the aggregate $350 million in 2001, 2002, 2003, 2004 and
2005, respectively, until maturity in 2006. As of June 30, 2002, the aggregate commitment available to the Company is $288.8 million. Borrowings under the credit facility are secured by a pledge of all of the stock of the Company and guarantees by material subsidiaries. The credit facility requires the Company to maintain certain financial ratios; restricts the payment of dividends, payment of subordinated debt prior to maturity and issuance of preferred stock and other indebtedness; and contains other restrictive covenants typical for agreements of this type. Funds borrowed pursuant to the credit facility bear interest at a rate per annum equal to the Offshore Rate or the Base Rate, as the case may be, plus the Applicable Margin (as defined in the credit facility). As of June 30, 2002, $225 million is outstanding under the credit facility and the effective interest rate on such borrowings is 3.6% per annum.

Cinemark Mexico Revolving Credit Facility

        In November 1998, Cinemark Mexico (USA), Inc. executed a credit agreement with Bank of America National Trust and Savings Association (the "Cinemark Mexico Credit Agreement"). The Cinemark Mexico Credit Agreement is a revolving credit facility and provides for a loan to Cinemark Mexico of up to $30 million in the aggregate. The Cinemark Mexico Credit Agreement is secured by a pledge of 65% of the stock of Cinemark de Mexico, S.A. de C.V. and Cinemark Holdings Mexico S. de R.L. de C.V. and an unconditional guarantee by the
Company. Pursuant to the terms of the Cinemark Mexico Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate or the Base Rate, as the case may be, plus the Applicable Margin (as defined in the Cinemark Mexico Credit Agreement). Cinemark Mexico is required to make principal payments of $1.5 million per quarter in 2002 with the remaining principal outstanding of $23 million due in January 2003. As of June 30, 2002, $27.5 million is outstanding under the Cinemark Mexico Credit Agreement and the effective interest rate on such borrowing is 4.9% per annum.

Sale and Leaseback

        In December 1999, the Company sold the land, building and site improvements of its corporate office property to a third party special purpose entity for an aggregate purchase price equal to approximately $20.3 million. Simultaneously with the sale, the Company entered into an operating lease for approximately 60% of the property for a base term equal to ten years at a fixed monthly rental payment of $114,000 or $1.4 million annually for the first seven years and a fixed monthly rental payment of $123,000 or $1.5 million annually for the final three years. The Company has two options to extend the office lease; five years for the first option and ten years for the second option. The fixed monthly rental during the first extension is $130,612 or $1.6 million annually. The fixed monthly rental during the second extension is 95% of the fair rental value.

Cinema Properties Term Loan

        In December 2000, Cinema Properties, Inc., a wholly owned subsidiary that is not subject to restrictions imposed by the credit facility or the indenture governing the senior subordinated notes, borrowed $77 million on a 3-year term loan from Lehman Brothers Bank, FSB (the "Cinema Properties Facility"), which matures on December 31, 2003. At the lender's discretion, Cinema Properties, Inc. may be required to make principal payments of $1.5 million in the third and fourth quarters of 2002. Any remaining principal outstanding matures on December 31, 2003. Cinema Properties, Inc. has the unilateral ability to extend the maturity date two times for one year each by paying extension fees of 1.5% and 3.0% of the outstanding borrowing, respectively, if certain interest coverage ratios are met and no event of default has occurred and is continuing. Funds borrowed pursuant to the Cinema Properties Facility bear interest at a rate per annum equal to LIBOR plus 5.75%. Borrowings are secured by, among other things, a mortgage placed on six of Cinema Properties, Inc.'s theatres and certain equipment leases. The Cinema Properties Facility requires Cinema Properties, Inc. to comply with certain interest coverage ratios and contains other restrictive covenants typical for agreements of this type. Cinema Properties, Inc. has a separate legal existence, separate assets, separate creditors and separate financial statements. The assets of Cinema Properties, Inc. are not available to satisfy the debts of any of the Company's other consolidated entities. Cinema Properties, Inc. also purchased from Lehman Brothers Derivative Products Inc. an Interest Rate Cap Agreement with a notional amount equal to $77 million with a five year term and a strike rate equal to the excess of three month LIBOR over the strike price of 6.58%. Three month LIBOR as of the date of closing was 6.58%. As of June 30, 2002, $77 million is outstanding under the Cinema Properties Facility and the effective interest rate on such borrowing is 7.6% per annum.

Cinemark Brasil Notes Payable

        Cinemark Brasil S.A. currently has five main types of funding sources executed with local and international banks. These include:

        (1) BNDES (Banco Nacional de Desenvolvimento Economico e Social (the Brazilian National Development Bank)) credit line in the U.S. dollar equivalent in Brazilian reais of US$3.9 million executed in October 1999 with a term of 5 years (with a nine month grace period) and accruing interest at a BNDES basket rate, which is a multiple currency rate based on the rate at which the bank borrows, plus a spread amounting to 14.5%;

        (2) BNDES credit line in the U.S. dollar equivalent in Brazilian reais of US$1.9 million executed in November 2001 with a term of 5 years (with a one year grace period) and accruing interest at a BNDES basket rate plus a spread amounting to 13.8%;

        (3) BNDES credit lines, through FINAME (Fundo de Financiamento para Aquisicao de Maquinas e Equipamentos Industriais (the Government Agency for Equipment Financing)) in the U.S. dollar equivalent in Brazilian reais of US$158,000 executed in December 1999 with a term of 3 years (with a six month grace period) and accruing interest at a BNDES basket rate plus a spread amounting to 13.0%;

        (4) Import financing executed with several banks from April 2001 through February 2002 in the amount of US$6.3 million with a term of 360 to 365 days and accruing interest at an average rate of 7.9% per annum; and

        (5) Project developer financing executed with two engineering companies in September 2000 in the amount of US$1.8 million with a term of 5 years (with a six month grace period) and accruing interest at a rate of TJLP+5% (Taxa de Juros de Longo Prazo (a long term interest rate published by the Brazilian government)).

        These sources are secured by a variety of instruments, including comfort letters from Cinemark International, promissory notes for up to 130% of the value, a revenue reserve account and equipment collateral. As of June 30, 2002, an aggregate of $12.8 million was outstanding and the average effective interest rate on such borrowings is approximately 11.2% per annum.

Cinemark Brasil Equity Financing

        During 2001, Cinemark Brasil S.A. received additional capital from its Brazilian shareholders in an aggregate amount equal to approximately the U.S. dollar equivalent in Brazilian reais of $11.0 million in exchange for shares of common stock of Cinemark Brasil S.A. The contributions were made in July in the aggregate amount of $5.0 million (US dollar equivalent) and in November in the aggregate amount of $6.0 million (US dollar equivalent). The additional capital will be used to fund development in Brazil and to reduce Cinemark Brasil S.A.'s outstanding indebtedness. After giving effect to the additional issuance of common stock, Cinemark International's ownership interest was diluted to approximately 53%. As part of the additional capitalization, the Company agreed to give its Brazilian partners an option to exchange shares they own in Cinemark Brasil S.A. for shares of the class of the Company's common stock to be registered in an initial public offering under the Securities Act occurring any time prior to December 31, 2007. The Company has given notice to its Brazilian partners that its parent company, Cinemark, Inc. may consummate an initial public offering. Certain of the Company's Brazilian partners have elected to exercise their exchange option. If Cinemark, Inc.'s initial public offering is completed, the Brazilian partners which receive shares of Cinemark, Inc. pursuant to the Exchange Option Agreement, will have piggy-back registration rights in connection with Cinemark, Inc.'s future public offerings of its Class A common stock.

Cinemark Chile Notes Payable

        On March 26, 2002, Cinemark Chile S.A. entered into a Debt Acknowledgement, Rescheduling and Joint Guarantee and Co-Debt Agreement with Scotiabank Sud Americano and three local banks. Under this agreement, Cinemark Chile S.A. borrowed the U.S. dollar equivalent of approximately $10.6 million in Chilean pesos (adjusted for inflation pursuant to the Unidades de Fomento for three of the four loans). Cinemark Chile S.A. is required to make 24 equal quarterly installments of principal plus accrued and unpaid interest, commencing March 27, 2002. The indebtedness is secured by a first priority commercial pledge of the shares of Cinemark Chile S.A., a chattel mortgage over Cinemark Chile's personal property and by guarantees issued by Cinemark International, L.L.C. and Chile Films S.A., whose owners are shareholders of Cinemark Chile S.A. The agreement requires Cinemark Chile S.A. to maintain certain financial ratios and contains other restrictive covenants typical for agreements of this type such as a limitation on dividends. Funds borrowed under this agreement bear interest at the Banking Rate, 90 day TAB rate (360 day TAB rate with respect to one of the four banks), as published by the Association of Banks and Financial Institutions Act plus 2%. As of June 30, 2002, $9.3 million is outstanding under this agreement and the effective interest rate on such borrowing is 4.3% per annum.

Credit Ratings

        In August 2002, Standard and Poor's rated the Company as stable. In conjunction with this rating, the Company's corporate credit was assigned a B+ rating and its three series of senior subordinated notes due 2008 were assigned a B- rating.

New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". This statement requires the establishment of a liability for an asset retirement obligation. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently considering the impact, if any, that this statement will have on the condensed consolidated financial statements.

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of", and portions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements". This statement generally conforms, among other things, impairment accounting for assets to be disposed of including those in discontinued operations and eliminates the exception to consolidation for which control is likely to be temporary. This statement became effective for the Company on January 1, 2002. The adoption of this statement did not have a material effect on the condensed consolidated financial statements.

        In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires, among other things, that gains and losses on the early extinguishment of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishment of debt are effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, any gain or loss on early extinguishment of debt would be classified as income from operations unless it meets the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30.

        In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently considering the impact, if any, that this statement will have on the condensed consolidated financial statements.

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

        An increase or decrease in interest rates would affect interest costs relating to the Company's variable rate credit facilities. The Company and/or its subsidiaries are currently parties to such variable rate credit facilities. At June 30, 2002, there was an aggregate of approximately $362 million of variable rate debt outstanding under these facilities. These facilities represent approximately 49% of the Company's outstanding long-term debt. Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

        The table below provides information about the Company's fixed rate and variable rate long-term debt agreements:

                                                                   Expected Maturity Date
                                                                     As of June 30, 2002
                                                                     -------------------

                                  June 30,    June 30,    June 30,    June 30,    June 30,                              Fair
(in millions)                       2003        2004        2005        2006        2007     Thereafter     Total       Value
-------------                       ----        ----        ----        ----        ----     ----------     -----       -----
Long-term debt:
Fixed rate                             $ -        $0.1         $ -        $0.1         $ -       $380.2     $380.4      $385.1
     Average interest rate                                                                                    9.3%

Variable rate                        $38.6      $158.1       $91.6       $70.0        $2.2         $1.1     $361.6      $358.2
    Average interest rate                                                                                     5.0%

Total debt                           $38.6      $158.2       $91.6       $70.1        $2.2       $381.3     $742.0      $743.3


                                                                   Expected Maturity Date
                                                                  As of December 31, 2001
                                                                  -----------------------

                                  Dec. 31,    Dec. 31,    Dec. 31,    Dec. 31,    Dec. 31,                              Fair
(in millions)                       2002        2003        2004        2005        2006     Thereafter     Total       Value
-------------                       ----        ----        ----        ----        ----     ----------     -----       -----
Long-term debt:
Fixed rate                             $ -        $0.1        $0.1        $0.1         $ -       $380.2     $380.5      $395.3
    Average interest rate                                                                                     9.3%

Variable rate                        $21.8      $173.2       $91.3       $95.6       $18.3         $0.3     $400.5      $405.0
    Average interest rate                                                                                     5.5%

Total debt                           $21.8      $173.3       $91.4       $95.7       $18.3       $380.5     $781.0      $800.3


        In December 2000, Cinema Properties, Inc., a wholly-owned subsidiary of the Company, entered into the Cinema Properties Facility. Pursuant to the terms of the Cinema Properties Facility, funds borrowed bear interest at a rate per annum equal to LIBOR (as defined in the Cinema Properties Facility) plus 5.75%. As part of the Cinema Properties Facility, in order to hedge against future changes in interest rates, Cinema Properties, Inc. purchased from Lehman Brothers Derivative Products Inc. an Interest Rate Cap Agreement with a notional amount equal to $77 million with a five year term and a strike rate equal to the excess of three month LIBOR over the strike price of 6.58%. Three month LIBOR as of the date of closing was 6.58%. At June 30, 2002 and December 31, 2001, the interest rate cap agreement is recorded at its fair value of $0.4 million and $1.1 million, respectively. The Company does not have any additional derivative financial instruments in place as of June 30, 2002 that would have a material effect on the Company's financial position, results of operations and cash flows.

        The Company is also exposed to market risk arising from changes in foreign currency exchange rates as a result of its international operations. Generally accepted accounting principles in the U.S. require that the Company's subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If one of the Company's subsidiaries operates in a highly inflationary economy, generally accepted accounting principles in the U.S. require that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations result in the Company reporting exchange gains (losses) or foreign currency translation adjustments relating to its international subsidiaries depending on the inflationary environment of the country in which the Company operates. Based upon the Company's equity ownership in its international subsidiaries as of June 30, 2002, holding everything else constant, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which the Company is exposed would decrease the net fair value of the Company's investments in its international subsidiaries by approximately $5 million.

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

        Not Applicable

Item 3. Defaults Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        The shareholders of the Company signed a Written Consent of the Shareholders in Lieu of a Special Meeting dated as of May 16, 2002, authorizing the establishment of a holding company structure pursuant to which all of the holders of shares of Class A common stock and Class B common stock of the Company agreed to exchange their respective shares for shares of Class A common stock and Class B common stock (for the class and amounts shown in the Share Exchange Agreement) in Cinemark, Inc., a newly formed Delaware corporation and to do all things necessary or appropriate to consummate the Share Exchange Agreement.

Item 5. Other Information

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K

               a) Supplemental  schedules specified  by the Senior  Subordinated
                  Notes Indenture:

                           Condensed Consolidating Balance Sheets
                           (unaudited) as of June 30, 2002

                           Condensed Consolidating Statements of
                           Income (unaudited) for the six months
                           ended June 30, 2002

                           Condensed Consolidating Statements of
                           Cash Flows (unaudited) for the six months ended June 30, 2002

               b)  Exhibits

                  2. Share Exchange Agreement, dated as of May 17, 2002 by and among Cinemark, Inc., Cinemark USA, Inc. and the signatories thereto (incorporated by reference from Exhibit 2 to Cinemark, Inc.'s Registration Statement on Form S-1 (File No. 333-8618) filed June 28, 2002).

               * 99.1 Certification of the Chief Executive Officer of Cinemark USA, Inc.

               * 99.2 Certification of the Chief Financial Officer of Cinemark USA, Inc.

               * filed herewith

               c) Reports on Form 8-K

                           No reports have been filed by Registrant during the quarter for which this report is filed.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                                         CINEMARK USA, INC.
                                                         Registrant


DATE:      August 14, 2002                               /s/Alan W. Stock
                                                         ----------------
                                                         Alan W. Stock
                                                         President


                                                         /s/Robert Copple
                                                         ----------------
                                                         Robert Copple
                                                         Chief Financial Officer

                       CINEMARK USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               AS OF JUNE 30, 2002
                                   (Unaudited)

                                                                    Restricted     Unrestricted
                                                                       Group           Group        Eliminations         TOTAL
                                                                   -------------   -------------   --------------   ---------------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                      $ 28,889,970    $ 39,606,526    $         -      $   68,496,496
    Inventories                                                       2,992,146         668,311              -           3,660,457
    Accounts receivable                                               6,940,707       4,739,716       (1,177,527)       10,502,896
    Income tax receivable                                               147,885       2,206,353              -           2,354,238
    Prepaid expenses and other                                        3,415,145       1,267,377         (750,000)        3,932,522
                                                                   ----------------------------------------------------------------
       Total current assets                                          42,385,853      48,488,283       (1,927,527)       88,946,609

THEATRE PROPERTIES AND EQUIPMENT                                    946,287,339     223,561,499              -       1,169,848,838
    Less accumulated depreciation and amortization                 (306,162,759)    (49,716,588)             -        (355,879,347)
                                                                   ----------------------------------------------------------------
       Theatre properties and equipment - net                       640,124,580     173,844,911              -         813,969,491

OTHER ASSETS

    Goodwill - net                                                    8,031,279       2,757,077              -          10,788,356
    Investments in and advances to affiliates                       166,827,393         975,095     (165,039,486)        2,763,002
    Deferred charges and other - net                                 22,621,471       6,956,847              -          29,578,318
                                                                   ----------------------------------------------------------------
       Total other assets                                           197,480,143      10,689,019     (165,039,486)       43,129,676
                                                                   ----------------------------------------------------------------

TOTAL                                                              $879,990,576    $233,022,213    $(166,967,013)   $  946,045,776
                                                                   ================================================================

               LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt                              $ 27,740,871    $ 10,899,250    $         -      $   38,640,121
    Current income taxes payable                                        (34,906)         34,906              -                 -
    Accounts payable and accrued expenses                            93,106,284      20,166,437       (1,052,063)      112,220,658
                                                                   ----------------------------------------------------------------
       Total current liabilities                                    120,812,249      31,100,593       (1,052,063)      150,860,779

LONG-TERM LIABILITIES
    Senior credit agreements                                        231,641,942      91,534,144              -         323,176,086
    Senior subordinated debt                                        380,173,421             -                -         380,173,421
    Deferred lease expenses                                          23,310,249         430,543              -          23,740,792
    Deferred gain on sale leasebacks                                  4,555,580             -                -           4,555,580
    Deferred income taxes                                             4,341,659         676,824              -           5,018,483
    Deferred revenues and other long-term liabilities                 6,307,720       1,670,212         (750,000)        7,227,932
                                                                   ----------------------------------------------------------------
       Total long-term liabilities                                  650,330,571      94,311,723         (750,000)      743,892,294

COMMITMENTS AND CONTINGENCIES                                               -               -                -                 -

MINORITY INTERESTS IN SUBSIDIARIES                                    7,898,373      23,199,213              -          31,097,586

SHAREHOLDER'S EQUITY
    Class A Common stock, $.01 par value: 10,000,000 shares
       authorized, 1,500 shares issued and outstanding                       15             -                -                  15
    Class B Common stock, no par value: 1,000,000 shares
       authorized, 239,893 shares issued and outstanding             49,543,427      14,958,000      (14,958,000)       49,543,427
    Additional paid-in-capital                                       11,385,602     150,247,613     (150,206,950)       11,426,265
    Retained earnings                                               111,386,817     (45,790,193)             -          65,596,624
    Treasury stock, 57,245 Class B shares at cost                   (24,232,890)            -                -         (24,232,890)
    Accumulated other comprehensive loss                            (47,133,588)    (35,004,736)             -         (82,138,324)
                                                                   ----------------------------------------------------------------
       Total shareholder's equity                                   100,949,383      84,410,684     (165,164,950)       20,195,117
                                                                   ----------------------------------------------------------------

TOTAL                                                              $879,990,576    $233,022,213    $(166,967,013)   $  946,045,776
                                                                   ================================================================

        Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes

                       CINEMARK USA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)

                                                                    Restricted     Unrestricted
                                                                       Group           Group        Eliminations         TOTAL
                                                                   -------------   -------------   --------------   ---------------
REVENUES                                                           $393,630,450    $ 92,943,937    $  (6,422,944)   $  480,151,443

COSTS AND EXPENSES
    Cost of operations                                              287,109,390      71,622,218       (6,422,944)      352,308,664
    General and administrative expenses                              18,279,819       4,178,760              -          22,458,579
    Depreciation and amortization                                    26,193,125       7,819,393              -          34,012,518
    Asset impairment loss                                               558,398         223,378              -             781,776
    Loss on sale of assets and other                                    606,928         205,996              -             812,924
                                                                   ----------------------------------------------------------------
           Total costs and expenses                                 332,747,660      84,049,745       (6,422,944)      410,374,461

OPERATING INCOME                                                     60,882,790       8,894,192              -          69,776,982

OTHER INCOME (EXPENSE)
    Interest expense                                                (23,591,187)     (5,215,613)             -         (28,806,800)
    Amortization of debt issue cost and debt discount                  (512,238)       (757,352)             -          (1,269,590)
    Interest income                                                     318,896         679,159              -             998,055
    Foreign currency exchange loss                                       (7,637)     (2,314,127)             -          (2,321,764)
    Equity in income of affiliates                                        7,275         205,733              -             213,008
    Minority interests in (income) loss of subsidiaries                (888,558)        152,832              -            (735,726)
                                                                   ----------------------------------------------------------------
           Total                                                    (24,673,449)     (7,249,368)             -         (31,922,817)
                                                                   ----------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND
    CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                        36,209,341       1,644,824              -          37,854,165

Income taxes (benefit)                                               13,577,369         (13,308)             -          13,564,061
                                                                   ----------------------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT
    OF AN ACCOUNTING CHANGE                                          22,631,972       1,658,132              -          24,290,104

Cumulative effect of a change in accounting principle,
    net of income tax benefit of $0.                                 (3,389,779)            -                -          (3,389,779)
                                                                   ----------------------------------------------------------------

NET INCOME                                                         $ 19,242,193    $  1,658,132    $         -      $   20,900,325
                                                                   ================================================================

        Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes

                       CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)

                                                                    Restricted     Unrestricted
                                                                       Group           Group        Eliminations         TOTAL
                                                                   -------------   -------------   --------------   ---------------
OPERATING ACTIVITIES
    Net income                                                     $ 19,242,193    $  1,658,132    $         -      $   20,900,325

    Noncash items in net income:
      Depreciation                                                   25,915,302       7,708,650              -          33,623,952
      Amortization of other assets                                      277,823         110,743              -             388,566
      Amortization of foreign advanced rents                            572,951         369,788              -             942,739
      Amortized compensation - stock options                            554,559             -                -             554,559
      Amortization of debt issue costs                                  424,988         757,352              -           1,182,340
      Amortization of gain on sale leasebacks                          (182,960)            -                -            (182,960)
      Amortization of debt discount and premium                         (14,253)            -                -             (14,253)
      Amortization of deferred revenues                              (2,403,953)            -                -          (2,403,953)
      Loss on impairment of assets                                      558,398         223,378              -             781,776
      Loss on sale of assets and other                                  606,928         205,996              -             812,924
      Deferred lease expenses                                           923,824         (15,420)             -             908,404
      Deferred income tax expenses                                    8,773,179         (38,490)             -           8,734,689
      Equity in income of affiliates                                     (7,275)       (205,733)             -            (213,008)
      Minority interests in income (loss) of subsidiaries               888,558        (152,832)             -             735,726
      Cumulative effect of an accounting change                       3,389,779             -                -           3,389,779

    Changes in assets and liabilities:
      Inventories                                                      (371,194)         32,769              -            (338,425)
      Accounts receivable                                            (1,595,595)      2,142,347              -             546,752
      Prepaid expenses and other                                       (864,163)        178,470              -            (685,693)
      Other assets                                                   (4,235,368)     10,124,471              -           5,889,103
      Advances with affiliates                                              -         1,302,669              -           1,302,669
      Accounts payable and accrued expenses                           1,373,896      (1,989,181)             -            (615,285)
      Other long-term liabilities                                       279,324        (471,651)             -            (192,327)
      Income tax receivable/payable                                    (775,384)       (140,060)             -            (915,444)
                                                                   ----------------------------------------------------------------

      Net cash provided by operating activities                      53,331,557      21,801,398              -          75,132,955

INVESTING ACTIVITIES
    Additions to theatre properties and equipment                    (8,410,730)     (3,780,863)             -         (12,191,593)
    Sale of theatre properties and equipment                          1,506,227           8,250              -           1,514,477
    Dividends/capital returned from affiliates                              -           594,340              -             594,340
                                                                   ----------------------------------------------------------------

      Net cash used for investing activities                         (6,904,503)     (3,178,273)             -         (10,082,776)

FINANCING ACTIVITIES
    Increase in long-term debt                                       17,510,038       1,605,850              -          19,115,888
    Decrease in long-term debt                                      (52,156,670)     (5,100,454)             -         (57,257,124)
    Increase in minority investment in subsidiaries                         -           421,855              -             421,855
    Decrease in minority investment in subsidiaries                    (628,569)     (4,785,088)             -          (5,413,657)
                                                                   ----------------------------------------------------------------

      Net cash used for financing activities                        (35,275,201)     (7,857,837)             -         (43,133,038)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    CASH EQUIVALENTS                                                 (1,448,339)     (2,171,529)             -          (3,619,868)
                                                                   ----------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                 9,703,514       8,593,759              -          18,297,273

CASH AND CASH EQUIVALENTS:
    Beginning of period                                              19,186,456      31,012,767              -          50,199,223
                                                                   ----------------------------------------------------------------

    End of period                                                  $ 28,889,970     $39,606,526    $         -      $   68,496,496
                                                                   ================================================================

        Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes

Exhibit 99.1


                                Certification of
                             Chief Executive Officer
                                       of
                               Cinemark USA, Inc.


This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended June 30, 2002 of Cinemark USA, Inc. (the "Issuer").

I, Lee Roy Mitchell, the Chief Executive Officer of Issuer certify that to the best of my knowledge:

         (i) the Form 10-Q fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

         (ii) the information contained in the Form 10-Q fairly presents, in all
              material  respects,   the  financial   condition  and  results  of
              operations of the Issuer.

Dated:  August 12, 2002.




                                                        /s/Lee Roy Mitchell
                                                        ------------------------
                                                 Name:  Lee Roy Mitchell
                                                        ------------------------




Subscribed and sworn to before me
this 12th day of August 2002.
    ------


/s/Keri Chorba
------------------------------
Name: Keri Chorba
      ------------------------
Title: Notary Public

My commission expires: 1/28/03

Exhibit 99.2


                                Certification of
                             Chief Financial Officer
                                       of
                               Cinemark USA, Inc.


This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended June 30, 2002 of Cinemark USA, Inc. (the "Issuer").

I, Robert Copple, the Chief Financial Officer of Issuer certify that to the best of my knowledge:

         (i) the Form 10-Q fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

         (ii) the information contained in the Form 10-Q fairly presents, in all
              material  respects,   the  financial   condition  and  results  of
              operations of the Issuer.

Dated:  August 14, 2002.




                                                        /s/Robert Copple
                                                        ------------------------
                                                 Name:  Robert Copple
                                                        ------------------------




Subscribed and sworn to before me
this 14th day of August 2002.
    ------


/s/Keri Chorba
------------------------------
Name: Keri Chorba
      ------------------------
Title: Notary Public

My commission expires: 1/28/03