Form 10-Q
period 2002-09-30
CINEMARK USA INC /TX
filed 2002-11-14
CIK 885975

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002


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

                                  Yes X No ____








    As of November 14, 2002, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                                      Index

                                                                            Page
                                                                            ----

PART I         FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets
                   as of September 30, 2002 (unaudited)
                   and December 31, 2001                                      4

               Condensed Consolidated Statements of Income
                   (unaudited) for the three and nine month
                   periods ended September 30, 2002 and 2001                  5

               Condensed Consolidated Statements of Cash
                   Flows (unaudited) for the nine month
                   periods ended September 30, 2002 and 2001                  6

               Notes to Condensed Consolidated Financial
                   Statements (unaudited)                                     7

      Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                                 16

      Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk                                          28

      Item 4.  Controls and Procedures                                        29


PART II        OTHER INFORMATION

      Item 1.  Legal Proceedings                                              30

      Item 2.  Changes in Securities and Use of Proceeds                      30

      Item 3.  Defaults Upon Senior Securities                                30

      Item 4.  Submission of Matters to a Vote of Security Holders            30

      Item 5.  Other Information                                              30

      Item 6.  Exhibits and Reports on Form 8-K                               30


SIGNATURES                                                                    32

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                      CINEMARK USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              September 30,         December 31,
                                                                                  2002                  2001
                                                                               (Unaudited)
                                                                             ------------------------------------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                $   52,793,163       $   50,199,223
    Inventories                                                                   3,141,157            3,322,032
    Accounts receivable                                                          10,055,299           11,049,648
    Income tax receivable                                                         2,071,067            1,438,794
    Prepaid expenses and other                                                    3,847,830            3,246,829
                                                                             ------------------------------------
      Total current assets                                                       71,908,516           69,256,526

THEATRE PROPERTIES AND EQUIPMENT                                              1,150,867,720        1,201,334,337
    Less accumulated depreciation and amortization                             (364,361,409)        (334,927,920)
                                                                             ------------------------------------
      Theatre properties and equipment - net                                    786,506,311          866,406,417

OTHER ASSETS
    Goodwill - net                                                               10,505,022           15,124,954
    Investments in and advances to affiliates                                     4,173,168            4,447,003
    Deferred tax asset                                                                  -              3,716,206
    Deferred charges and other - net                                             31,458,175           37,592,644
                                                                             ------------------------------------
      Total other assets                                                         46,136,365           60,880,807
                                                                             ------------------------------------

TOTAL                                                                        $  904,551,192       $  996,543,750
                                                                             ====================================

                      LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt                                        $   48,079,072       $   21,853,742
    Accounts payable and accrued expenses                                        81,358,854          117,501,526
                                                                             ------------------------------------
      Total current liabilities                                                 129,437,926          139,355,268

LONG-TERM LIABILITIES
    Senior credit agreements                                                    304,258,896          378,914,750
    Senior subordinated notes                                                   380,166,294          380,187,674
    Deferred lease expenses                                                      24,336,190           22,832,388
    Deferred gain on sale leasebacks                                              4,464,100            4,738,540
    Deferred income taxes                                                         8,832,208                  -
    Deferred revenues and other long-term liabilities                             5,875,302            9,824,212
                                                                             ------------------------------------
      Total long-term liabilities                                               727,932,990          796,497,564

COMMITMENTS AND CONTINGENCIES (see Note 10)                                             -                    -

MINORITY INTERESTS IN SUBSIDIARIES                                               24,867,705           35,353,662

SHAREHOLDER'S EQUITY (As restated at December 31, 2001, see Note 11)
    Class A common stock, $.01 par value: 10,000,000 shares
      authorized, 1,500 shares issued and outstanding                                    15                   15
    Class B common stock, no par value: 1,000,000 shares
      authorized, 239,893 shares issued and outstanding                          49,543,427           49,543,427
    Additional paid-in-capital                                                   11,700,561           15,097,709
    Unearned compensation - stock options                                               -             (4,226,004)
    Retained earnings                                                            75,932,600           44,696,299
    Treasury stock, 57,245 Class B shares at cost                               (24,232,890)         (24,232,890)
    Accumulated other comprehensive loss                                        (90,631,142)         (55,541,300)
                                                                             ------------------------------------
      Total shareholder's equity                                                 22,312,571           25,337,256
                                                                             ------------------------------------

TOTAL                                                                        $  904,551,192       $  996,543,750
                                                                             ====================================

See Notes to Condensed Consolidated Financial Statements

                      CINEMARK USA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                             THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                                 2002               2001               2002               2001
                                                            ---------------------------------     ---------------------------------
REVENUES
    Admissions                                              $ 147,393,762      $ 155,650,014      $ 455,200,470      $ 413,493,159
    Concession                                                 72,456,441         72,910,728        221,827,261        192,456,710
    Other                                                      12,536,251         11,459,823         35,510,166         32,499,627
                                                            ---------------------------------     ---------------------------------
           Total                                              232,386,454        240,020,565        712,537,897        638,449,496

COSTS AND EXPENSES
    Cost of operations:
       Film rentals and advertising                            77,488,441         83,852,286        244,106,792        220,838,403
       Concession supplies                                     13,318,849         12,986,228         39,076,003         33,489,939
       Salaries and wages                                      25,305,699         24,316,891         73,833,703         68,173,189
       Facility leases                                         29,153,620         28,883,312         87,429,023         85,807,545
       Utilities and other                                     25,215,186         26,120,153         78,344,938         76,825,525
                                                            ---------------------------------     ---------------------------------
           Total cost of operations                           170,481,795        176,158,870        522,790,459        485,134,601

    General and administrative expenses                         9,717,217         10,355,585         32,175,796         30,545,793
    Depreciation and amortization                              16,574,582         21,822,417         50,587,100         55,507,230
    Asset impairment loss                                             -                  -              781,776            450,000
    (Gain) loss on sale of assets and other                       (86,891)         2,653,400            726,033          4,484,486
                                                            ---------------------------------     ---------------------------------
           Total costs and expenses                           196,686,703        210,990,272        607,061,164        576,122,110

OPERATING INCOME                                               35,699,751         29,030,293        105,476,733         62,327,386

OTHER INCOME (EXPENSE)
    Interest expense                                          (13,423,014)       (16,885,200)       (42,229,814)       (53,997,718)
    Amortization of debt issue cost and debt discount            (634,795)          (641,276)        (1,904,385)        (1,927,533)
    Interest income                                               721,070            444,469          1,719,125          1,163,659
    Foreign currency exchange loss                             (3,864,034)        (1,961,853)        (6,185,798)        (4,493,223)
    Equity in income (loss) of affiliates                         340,079           (947,479)           553,087         (2,404,043)
    Minority interests in loss of subsidiaries                    741,351            289,780              5,625            985,549
                                                            ---------------------------------     ---------------------------------
           Total                                              (16,119,343)       (19,701,559)       (48,042,160)       (60,673,309)
                                                            ---------------------------------     ---------------------------------

INCOME BEFORE INCOME TAXES AND
    CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                  19,580,408          9,328,734         57,434,573          1,654,077

Income taxes                                                    9,244,432          3,760,764         22,808,493          1,075,150
                                                            ---------------------------------     ---------------------------------

INCOME BEFORE CUMULATIVE EFFECT
    OF AN ACCOUNTING CHANGE                                    10,335,976          5,567,970         34,626,080            578,927

Cumulative effect of a change in accounting principle, net
    of income tax benefit of $0.                                      -                  -           (3,389,779)               -
                                                            ---------------------------------     ---------------------------------

NET INCOME                                                  $  10,335,976      $   5,567,970      $  31,236,301      $     578,927
                                                            =================================     =================================

EARNINGS PER SHARE:
    Basic:
       Income before accounting change                            $ 56.13            $ 31.10           $ 188.03             $ 3.23
       Cumulative effect of an accounting change                       -                  -              (18.40)                -
                                                            ---------------------------------     ---------------------------------
       Net income                                                 $ 56.13            $ 31.10           $ 169.63             $ 3.23
                                                            =================================     =================================
    Diluted:
       Income before accounting change                            $ 56.13            $ 29.22           $ 188.03             $ 3.04
       Cumulative effect of an accounting change                       -                  -              (18.40)                -
                                                            ---------------------------------     ---------------------------------
       Net income                                                 $ 56.13            $ 29.22           $ 169.63             $ 3.04
                                                            =================================     =================================

See Notes to Condensed Consolidated Financial Statements

                      CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  2002                2001
                                                                             ---------------------------------
OPERATING ACTIVITIES
    Net income                                                               $ 31,236,301         $   578,927

    Noncash items in net income:
        Depreciation                                                           50,012,000          53,359,102
        Amortization of goodwill and other assets                                 575,099           2,148,128
        Amortization of foreign advanced rents                                  1,384,512           1,625,899
        Amortized compensation - stock options                                    828,856             500,988
        Amortization of debt issue costs                                        1,699,759           1,722,908
        Amortization of gain on sale leasebacks                                  (274,440)           (274,441)
        Amortization of debt discount and premium                                 (21,380)            (21,381)
        Amortization of deferred revenues                                      (3,639,678)         (7,106,122)
        Loss on impairment of assets                                              781,776             450,000
        Loss on sale of assets and other                                          726,033           4,484,486
        Deferred lease expenses                                                 1,503,802           1,767,857
        Deferred income tax expenses                                           12,548,414          (1,550,331)
        Equity in (income) loss of affiliates                                    (553,087)          2,404,043
        Minority interests in loss of subsidiaries                                 (5,625)           (985,549)
        Cumulative effect of an accounting change                               3,389,779                 -

    Changes in assets and liabilities:
        Inventories                                                               180,875             531,782
        Accounts receivable                                                       994,349          (1,221,829)
        Prepaid expenses and other                                               (601,001)           (220,557)
        Other assets                                                            3,146,854             683,434
        Advances with affiliates                                                  232,582             (43,023)
        Accounts payable and accrued expenses                                 (22,654,323)        (34,233,316)
        Other long-term liabilities                                              (309,232)          1,471,733
        Income tax receivable/payable                                            (632,273)            806,731
                                                                             ---------------------------------

        Net cash provided by operating activities                              80,549,952          26,879,469

INVESTING ACTIVITIES
    Additions to theatre properties and equipment                             (17,144,549)        (19,188,088)
    Sale of theatre properties and equipment                                    1,725,279           4,582,715
    Investment in affiliates                                                          -              (379,373)
    Dividends/capital returned from affiliates                                    594,340                 -
                                                                             ---------------------------------

        Net cash used for investing activities                                (14,824,930)        (14,984,746)

FINANCING ACTIVITIES
    Increase in long-term debt                                                 44,745,196          78,582,285
    Decrease in long-term debt                                                (90,984,320)        (83,200,400)
    Increase in minority investment in subsidiaries                               421,855           5,429,373
    Decrease in minority investment in subsidiaries                           (10,902,187)         (6,615,054)
                                                                             ---------------------------------

        Net cash used for financing activities                                (56,719,456)         (5,803,796)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    CASH EQUIVALENTS                                                           (6,411,626)         (1,028,058)
                                                                             ---------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                           2,593,940           5,062,869

CASH AND CASH EQUIVALENTS:
    Beginning of period                                                        50,199,223          19,839,994
                                                                             ---------------------------------

    End of period                                                            $ 52,793,163        $ 24,902,863
                                                                             =================================

SUPPLEMENTAL INFORMATION (see Note 5)

See Notes to Condensed Consolidated Financial Statements

                       CINEMARK USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  The Company and Basis of Presentation

        Cinemark USA, Inc. and its subsidiaries (the "Company") is one of the leaders in the motion picture exhibition industry and owns or leases and operates motion picture theatres in 33 states, Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Colombia and the United Kingdom. The Company operates 3,014 screens in 278 theatres and manages an additional 9 theatres (71 screens) at September 30, 2002.

        The condensed consolidated financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("U.S.") for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in an Annual Report have been condensed or omitted for this Quarterly Report. In the opinion of management, these interim financial statements reflect all adjustments (which, except for the cumulative effect of an accounting change, include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows as of, and for, the periods indicated. The condensed consolidated financial statements include the accounts of Cinemark USA, Inc. and its subsidiaries. Majority-owned subsidiaries that the Company controls are consolidated while those subsidiaries of which the Company owns between 20% and 50% and does not control are accounted for as affiliates under the equity method. The results of these subsidiaries and affiliates are included in the financial statements effective with their formation or from their dates of acquisition. Significant intercompany balances and transactions are eliminated in consolidation.

        These financial statements should be read in conjunction with the audited annual financial statements and the notes thereto for the year ended December 31, 2001, included in the Annual Report filed March 27, 2002 on Form 10-K and the amended Annual Report filed June 28, 2002 on Form 10-K/A by the Company under the Securities Exchange Act of 1934. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be achieved for the full year. Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

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

2.  Earnings Per Share

        Earnings per share is computed on the basis of the weighted average number of shares of Class A and Class B common stock outstanding during each period. The following table sets forth the computation of basic and diluted earnings per share:

                                                                          Three Months Ended              Nine Months Ended
                                                                             September 30,                  September 30,
                                                                         2002            2001            2002           2001
                                                                         ----            ----            ----           ----
        Income before cumulative effect of an accounting change      $10,335,976      $5,567,970     $34,626,080       $578,927
                                                                     ===========      ==========     ===========       ========

        Basic:
        Weighted average common shares outstanding                       184,148         179,037         184,148        179,037
                                                                         =======         =======         =======        =======

        Income before cumulative effect of an accounting
         change per common share                                          $56.13          $31.10         $188.03          $3.23
                                                                          ======          ======         =======          =====

        Diluted:
        Weighted average common shares outstanding                       184,148         179,037         184,148        179,037
        Common equivalent shares for stock options                           -            11,546             -           11,683
                                                                         -------         -------         -------        -------
        Weighted average common and common equivalent shares
         outstanding                                                     184,148         190,583         184,148        190,720
                                                                         =======         =======         =======        =======

        Income before cumulative effect of an accounting
         change per common and common equivalent share                    $56.13          $29.22         $188.03          $3.04
                                                                          ======          ======         =======          =====


        Basic income per share is computed by dividing the income by the weighted average number of shares of common stock of all classes outstanding during the period. Diluted income per share is computed by dividing the income by the weighted average number of shares of common stock and potential issuable common stock using the treasury stock method.

        The dilutive effect of the options to purchase common stock is excluded from the computation of diluted income per share if their effect is antidilutive. No options to purchase shares of common stock have been excluded from the diluted income per share calculation for the three or nine month periods ended September 30, 2001 as a result of antidilution.

        On May 16, 2002, Cinemark, Inc. was formed as the Delaware holding company of Cinemark USA, Inc. Under a share exchange agreement, dated May 17, 2002, and after giving effect to a reverse stock split, each outstanding share, and each outstanding option to purchase shares of the Company were exchanged for shares, and options to purchase shares, respectively, of common stock of Cinemark, Inc. As a result, weighted average common shares outstanding for the three and nine month periods ended September 30, 2002 do not include options to purchase shares of Cinemark, Inc.'s common stock.

3.  Comprehensive Income (Loss)

        Statement of Financial Accounting Standards (SFAS) No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components in the financial statements. The following components are reflected in the Company's comprehensive income (loss):

                                                                          Three Months Ended               Nine Months Ended
                                                                             September 30,                   September 30,
                                                                         2002            2001            2002            2001
                                                                         ----            ----            ----            ----
        Net income                                                   $10,335,976      $5,567,970     $31,236,301        $578,927
        Foreign currency translation adjustment                       (8,492,818)     (7,485,039)    (35,089,842)     (9,446,678)
                                                                     ------------    ------------    ------------     -----------
        Comprehensive income (loss)                                   $1,843,158     $(1,917,069)    $(3,853,541)    $(8,867,751)
                                                                     ============    ============    ============    ============


4.  Foreign Currency Translation

        The accumulated other comprehensive loss in shareholder's equity of $90,631,142 and $55,541,300 at September 30, 2002 and December 31, 2001,
respectively, primarily relates to the unrealized adjustments from translating the financial statements of Cinemark Argentina, S.A., Cinemark Brasil S.A. and Cinemark de Mexico, S.A. de C.V. into U.S. dollars.

        For the majority of 2001, the country of Argentina utilized the peso as its functional currency with it pegged at a rate of 1.0 peso to the U.S. dollar. As a result of economic turmoil which began in December 2001, the Argentine government announced several restrictions on currency conversions and transfers of funds abroad in early January 2002. The Argentine government ended the peso-dollar parity regime and established a dual exchange rate system, with a "commercial rate" and a "market rate". The commercial rate of 1.4 pesos to the U.S. dollar was to be utilized to settle all exports and certain essential imports. The market rate traded for the first time on January 11, 2002 and closed at a rate of 1.7 pesos to the U.S. dollar. As a result, the effect of translating the December 31, 2001 peso balances for assets and liabilities into U.S. dollars at the first known free-floating market rate as of January 11, 2002 (1.7 pesos to the U.S. dollar) is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction of shareholder's equity in the amount of $19.1 million at December 31, 2001. Income and expense accounts from January through November 2001 were converted into U.S. dollars at the exchange rate of 1.0 peso to the U.S. dollar and income and expense accounts in December 2001 were converted into U.S. dollars at the rate of 1.7 pesos to the U.S. dollar. On January 14, 2002, the Argentine government unified the commercial rate and the market rate into one floating rate which is presently in use. At September 30, 2002, the floating rate was 3.7 pesos to the U.S. dollar. As a result, the effect of translating the September 30, 2002 peso balances for assets and liabilities into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an additional reduction of shareholder's equity in the amount of $14.3 million at September 30, 2002. Income and expense accounts from January through September 2002 were converted into U.S. dollars at the prevailing average floating rate for each of those nine months.

        On September 30, 2002, the exchange rate for the Brazilian real was 3.9 reais to the U.S. dollar (the exchange rate was 2.3 reais to the U.S. dollar at December 31, 2001). As a result, the effect of translating the September 30, 2002 real balances for assets and liabilities into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an additional reduction of shareholder's equity in the amount of $10.7 million at September 30, 2002.

        On September 30, 2002, the exchange rate for the Mexican peso was 10.2 pesos to the U.S. dollar (the exchange rate was 9.2 pesos to the U.S. dollar at December 31, 2001). As a result, the effect of translating the September 30, 2002 peso balances for assets and liabilities into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an additional reduction of shareholder's equity in the amount of $8.1 million at September 30, 2002.

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

5.  Supplemental Cash Flow Information

        The following is provided as supplemental information to the condensed consolidated statements of cash flows:

                                                                           Nine Months Ended
                                                                             September 30,
                                                                             -------------
                                                                         2002            2001
                                                                         ----            ----
        Cash paid for interest                                       $50,173,593     $64,255,676
        Cash paid for income taxes (net of refunds)                   10,966,070       1,868,063


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

                                                                           Nine Months Ended
                                                                             September 30,
                                                                             -------------
        Revenues                                                         2002            2001
        --------                                                         ----            ----
        U.S. and Canada                                             $546,110,817     $478,471,719
        Mexico                                                        66,448,495       58,005,152
        Brazil                                                        52,516,519       47,607,208
        Other foreign countries                                       48,170,534       55,103,127
        Eliminations                                                    (708,468)        (737,710)
                                                                    -------------    -------------
        Total                                                       $712,537,897     $638,449,496
                                                                    =============    =============


        Long-lived assets in the United States and Canada, Mexico, Brazil and other foreign countries as of September 30 are as follows:

                                                                             September 30,
                                                                             -------------
        Long-Lived Assets                                                2002            2001
        -----------------                                                ----            ----
        U.S. and Canada                                             $640,253,838     $700,986,943
        Mexico                                                        66,636,219       74,790,946
        Brazil                                                        35,601,579       51,593,936
        Other foreign countries                                       44,014,675       70,656,059
                                                                    ------------     ------------
        Total                                                       $786,506,311     $898,027,884
                                                                    ============     ============


7.  Accounting for Derivative Instruments and Hedging Activities

        The Company's condensed consolidated balance sheets as of September 30, 2002 and December 31, 2001 include an interest rate cap agreement recorded at its fair value of $0.2 million and $1.1 million, respectively. This derivative asset is recorded as a component of deferred charges and other on the Company's condensed consolidated balance sheets. For the nine month periods ended
September 30, 2002 and 2001, a loss of $0.9 million and $1.3 million, respectively, has been recorded as a component of interest expense in the condensed consolidated statements of income to recognize the decrease in the fair value of the derivative asset.

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
                                             ----------
                                             $3,325,611
                                             ==========

        The Company has recorded an additional impairment of goodwill in the amount of $558,398 in the nine month period ended September 30, 2002 (recorded as a component of asset impairment loss in the condensed consolidated statements of income). The additional impairment of goodwill relates to further write-downs of goodwill to fair value associated with the Company's Argentina operations which continue to be impacted by the economic turmoil in the country. Fair value for this goodwill reporting unit was estimated based on a multiple of estimated cash flows for each of the individual Argentina properties. No additional goodwill was acquired in the nine month period ended September 30, 2002.

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
                                                -------
                                                $64,168
                                                =======

        The Company's capitalized licensing fees have definite useful lives and thus are continuing to be amortized over their remaining useful lives. The Company's other intangible assets have indefinite useful lives remaining but were not written down on January 1, 2002 since they are presently recorded at or below their fair value.

        The Company's other intangible assets at September 30, 2002 are as follows:

                                         Gross Carrying      Accumulated       Net Intangible
          Other Intangible Assets             Amount         Amortization       Asset Amount
          -----------------------             ------         ------------       ------------
        Amortized Intangible Assets:
        Capitalized licensing fees           $9,000,000        $(941,667)          $8,058,333
        Non-compete fee                          72,403          (72,403)                 -
                                                 ------          --------              ------
                                             $9,072,403      $(1,014,070)          $8,058,333
                                             ==========      ============          ==========

        Unamortized Intangible Assets:
        Trademarks                             $147,919        $(147,919)             $   -
        Other intangible assets                 169,116         (152,953)              16,163
                                                -------         ---------              ------
                                               $317,035        $(300,872)             $16,163
                                               ========        ==========             =======

    Aggregate Amortization Expense:
    For the nine month period ended September 30, 2002          $575,099
                                                                ========


        Aggregate amortization expense for the nine month period ended September 30, 2002 consists of $382,528 of amortization of other intangible assets and $192,571 of amortization of other assets (both of which are included in deferred charges and other on the Company's condensed consolidated balance sheets).

        Estimated Amortization Expense of Other Intangible Assets:
        For the year ended December 31, 2002                                            $507,528
        For the year ended December 31, 2003                                             500,000
        For the year ended December 31, 2004                                             500,000
        For the year ended December 31, 2005                                             500,000
        For the year ended December 31, 2006                                             500,000


        The impact on net income and earnings per share related to the adoption of this accounting pronouncement is as follows:

                                                                          Three Months Ended              Nine Months Ended
                                                                             September 30,                  September 30,
                                                                         2002            2001            2002           2001
                                                                         ----            ----            ----           ----
        Reported net income                                          $10,335,976      $5,567,970     $31,236,301       $578,927
        Add back: Cumulative effect of an accounting change                  -               -         3,389,779            -
        Add back: Goodwill amortization                                      -           633,126             -        1,351,217
        Add back: Other intangible asset amortization                        -             8,382             -           25,146
                                                                     -----------      ----------     -----------     ----------
        Adjusted net income                                          $10,335,976      $6,209,478     $34,626,080     $1,955,290
                                                                     ===========      ==========     ===========     ==========

        Basic earnings per share:
        Reported net income                                               $56.13          $31.10         $169.63          $3.23
        Add back: Cumulative effect of an accounting change                   -               -            18.40             -
        Add back: Goodwill amortization                                       -             3.53              -            7.55
        Add back: Other intangible asset amortization                         -              .05              -             .14
                                                                          ------          ------         -------         ------
        Adjusted net income                                               $56.13          $34.68         $188.03         $10.92
                                                                          ======          ======         =======         ======

        Diluted earnings per share:
        Reported net income                                               $56.13          $29.22         $169.63          $3.04
        Add back: Cumulative effect of an accounting change                   -               -            18.40             -
        Add back: Goodwill amortization                                       -             3.32              -            7.08
        Add back: Other intangible asset amortization                         -              .04              -             .13
                                                                          ------          ------         -------         ------
        Adjusted net income                                               $56.13          $32.58         $188.03         $10.25
                                                                          ======          ======         =======         ======


9.  New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". This statement establishes accounting standards for recognition and measurement of the fair value of obligations associated with the retirement of long-lived assets when there is a legal obligation to incur such costs. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently considering the impact, if any, that this statement will have on the condensed consolidated financial statements.

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

        In September 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently considering the impact, if any, that this statement will have on the condensed consolidated financial statements.

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

        In April 2002, the Malthouse Development Company Limited, as landlord, filed a lawsuit in the High Court of Justice, Chancery Division, in England, against Cinemark Theatres UK Limited and Cinemark International L.L.C., as tenant and guarantor of tenant's obligations, respectively, under that certain lease for the construction and operation of a movie theatre in Banbury, England. The lease had been previously terminated for cause by the tenant, and the landlord is suing for damages of the U.S. dollar equivalent of approximately $1.5 million based on improper termination. An answer to the complaint has been filed, denying the allegations and vigorously defending the suit. Although the Queen's counsel advising the Company has provided a positive overview on the law and facts of the case, the Company is unable to predict the outcome of this litigation or the range of potential loss, however, the Company believes based on the opinion of its barristers and Queen's counsel, its potential liability with respect to such proceeding is not material in the aggregate to its financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

        In May 2002, Robert Todd on behalf of Robert Preston Todd, his minor child and "all individuals who are deaf or are severely hearing impaired" brought this case in the United States District Court for the Southern District of Texas, Houston Division against several movie operators, including, AMC
Entertainment, Inc., Regal Entertainment, Inc., the Company, and Century Theaters as well as eight movie production companies. The lawsuit alleges violation of Title III of the ADA and the First Amendment to the Constitution of the United States. Plaintiffs seek unspecified injunctive relief, unspecified declaratory relief, unspecified monetary damages (both actual and punitive) and unspecified attorneys' fees. The answer is not yet due. The Company plans to deny any violation of law and to vigorously defend against all claims. The Company is unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

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

11. Restatement

        Subsequent to the issuance of the Company's 2001 consolidated financial statements, the Company's management determined that it should revise the fair value of employee stock options granted during December 2001. This determination was based in part on the timing between the original valuation and the proposed initial public offering of common stock by the Company's parent, Cinemark, Inc. The Company's management believed that on the date of grant the common stock had a fair value of $330 per share. In connection with the parent Company's proposed initial public offering of common stock and Staff Accounting Bulletin Topic 4.D., the Company revised this fair value to $2,519 per share. As a result, the 2001 financial statements have been restated on the amended Annual Report filed June 28, 2002 on Form 10-K/A from amounts previously reported to record additional unearned compensation of $3,338,225 as of December 31, 2001.

        A summary of the significant effects of the restatement is as follows:


                                                                   As of December 31, 2001
                                                         As Previously Reported        As Restated
                                                         ----------------------        ------------
        Balance Sheet Data:
            Additional paid-in-capital                             $11,759,484         $15,097,709
            Unearned compensation - stock options                     (887,779)         (4,226,004)


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

Deferred Revenues

        Advances collected on long-term screen advertising and concession contracts are recorded as deferred revenues. The advances collected on screen advertising contracts are recognized as other revenues in the period earned based primarily on the Company's attendance counts or screenings depending on the agreements. The period when the Company recognizes revenues may differ from the period the advance was collected. The advances collected on concession contracts are recognized as a reduction to concession supplies expense in the period earned which may differ from the period the advance was collected.

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

Results of Operations

        The  following  table  sets  forth,  for  the  periods  indicated,   the
percentage of revenues represented by certain items reflected in the Company's condensed consolidated statements of income:

                                                                          % of Revenues          % of Revenues
                                                                       Three Months Ended      Nine Months Ended
                                                                          September 30,          September 30,
                                                                          -------------          -------------
                                                                         2002       2001        2002       2001
                                                                         ----       ----        ----       ----
        Revenues:
          Admissions                                                     63.4%      64.8%       63.9%      64.8%
          Concession                                                     31.2       30.4        31.1       30.1
          Other                                                           5.4        4.8         5.0        5.1
                                                                          ---        ---         ---        ---
        Total revenues                                                  100.0      100.0       100.0      100.0

        Cost of operations                                               73.3       73.4        73.4       76.0
        General and administrative expenses                               4.2        4.3         4.5        4.8
        Depreciation and amortization                                     7.1        9.1         7.1        8.7
        Asset impairment loss                                               -          -         0.1        0.1
        (Gain) loss on sale of assets and other                             -        1.1         0.1        0.6
                                                                         ----       ----        ----       ----
        Total costs and expenses                                         84.6       87.9        85.2       90.2
                                                                         ----       ----        ----       ----

        Operating income                                                 15.4       12.1        14.8        9.8

        Interest expense                                                  5.8        7.0         5.9        8.5
        Income taxes                                                      4.0        1.6         3.2        0.2
        Income  before cumulative effect of an accounting change          4.4        2.3         4.9        0.1
        Net income                                                        4.4        2.3         4.4        0.1


Third quarter ended September 30, 2002 and 2001

Revenues

        Revenues for the third quarter ended September 30, 2002 decreased to $232.4 million from $240.0 million for the third quarter ended September 30, 2001, a 3.2% decrease. The decrease in revenues for the third quarter is primarily related to the impact from the devaluation in foreign currencies in Argentina, Mexico and Brazil which exceeded the revenue increase resulting from the 2.3% increase in attendance. Revenues per screen decreased 4.9% to $77,026 in the third quarter of 2002 from $80,965 in the third quarter of 2001.

Cost of Operations

        Cost of operations, as a percentage of revenues, decreased to 73.3% in the third quarter of 2002 from 73.4% in the third quarter of 2001. The decrease resulted from a reduction in film rentals and advertising as a percentage of admissions revenues to 52.6% in the third quarter of 2002 from 53.9% in the third quarter of 2001 as a result of weaker film product in the third quarter of 2002, partially offset by an increase in concession supplies as a percentage of concession revenues to 18.4% in the third quarter of 2002 from 17.8% in the third quarter of 2001, an increase in salaries and wages as a percentage of revenues to 10.9% in the third quarter of 2002 from 10.1% in the third quarter of 2001 and an increase in facility lease expense as a percentage of revenues to 12.5% in the third quarter of 2002 from 12.0% in the third quarter of 2001.

General and Administrative Expenses

        General and administrative expenses decreased to $9.7 million in the third quarter of 2002 from $10.4 million in the third quarter of 2001. General and administrative expenses, as a percentage of revenues, decreased to 4.2% for the third quarter of 2002 from 4.3% for the third quarter of 2001.

        On May 16, 2002, Cinemark, Inc. was formed as the Delaware holding company of Cinemark USA, Inc. In 2002, Cinemark, Inc. incurred approximately $2.7 million of legal, accounting and other professional fees and costs associated with its proposed initial public offering which was subsequently postponed due to unfavorable market conditions. Cinemark, Inc.'s S-1 remains filed with the Securities and Exchange Commission; therefore these legal, accounting and other professional fees and costs associated with the proposed initial public offering have not been expensed. In the event Cinemark, Inc. consummates the proposed initial public offering in 2002, these professional fees and costs will be capitalized. In the event the proposed initial public offering is not consummated by the end of 2002, these professional fees and costs will be expensed in the fourth quarter of 2002 as general and administrative expenses.

Depreciation and Amortization

        Depreciation and amortization decreased to $16.6 million in the third quarter of 2002 from $21.8 million in the third quarter of 2001. Depreciation and amortization as a percentage of revenues decreased to 7.1% for the third quarter of 2002 from 9.1% for the third quarter of 2001. The decrease is partially related to the January 1, 2002 adoption of Statement of Financial Accounting Standards (SFAS) No. 142 which required that goodwill and other intangible assets with indefinite useful lives no longer be amortized. The decrease is also related to a reduction in the depreciable basis of properties and equipment resulting from the devaluation in foreign currencies (primarily in Argentina, Mexico, and Brazil) and the decline in new construction.

Interest Expense

        Interest costs incurred, including amortization of debt issue cost and debt discount and the mark-to-market adjustment to the interest rate cap agreement decreased 19.4% in the third quarter of 2002 to $14.1 million from $17.5 million in the third quarter of 2001. The decrease was principally due to a decrease in the average debt outstanding and the average interest rates under the Company's variable rate debt agreements.

Foreign Currency Exchange Loss

        A foreign currency exchange loss of $3.9 million was recorded for the third quarter of 2002 as compared to a foreign currency exchange loss of $2.0 million for the third quarter of 2001. The increase is primarily related to the translation of Cinemark Brasil S.A.'s debt denominated in other than local currency given the devaluation of the real in the third quarter of 2002.

Income Taxes

        Income tax expense of $9.2 million was recorded for the third quarter of 2002 as compared to income tax expense of $3.8 million for the third quarter of 2001. The Company's effective tax rate for the third quarter of 2002 was 47.2% as compared to 40.3% for the third quarter of 2001.

Income Before Cumulative Effect of an Accounting Change

        The Company realized income before cumulative effect of an accounting change of $10.3 million for the third quarter of 2002 in comparison with income before cumulative effect of an accounting change of $5.6 million for the third quarter of 2001. The increase in income in the third quarter of 2002 is primarily related to the decrease in interest expense and depreciation and amortization.

Net Income

        The Company realized net income of $10.3 million for the third quarter of 2002 in comparison with net income of $5.6 million for the third quarter of 2001. The increase in income in the third quarter of 2002 is primarily related to the decrease in interest expense and depreciation and amortization.

Nine month periods ended September 30, 2002 and 2001

Revenues

        Revenues for the nine month period ended September 30, 2002 ("the 2002 period") increased to $712.5 million from $638.4 million for the nine month period ended September 30, 2001 ("the 2001 period"), an 11.6% increase. The increase in revenues for the 2002 period is primarily related to the 13.5% increase in attendance. Revenues per screen increased 9.2% to $236,566 in the 2002 period from $216,629 in the 2001 period.

Cost of Operations

        Cost of operations, as a percentage of revenues, decreased to 73.4% in the 2002 period from 76.0% in the 2001 period. The decrease is primarily related to the 11.6% increase in revenues and the Company's ability to effectively control its theatre operating costs (some of which are of a fixed nature). The decrease as a percentage of revenues primarily resulted from a decrease in facility lease expense as a percentage of revenues to 12.3% in the 2002 period from 13.4% in the 2001 period, a decrease in utilities and other costs as a percentage of revenues to 11.0% in the 2002 period from 12.0% in the 2001 period and a decrease in salaries and wages as a percentage of revenues to 10.4% in the 2002 period from 10.7% in the 2001 period, partially offset by an increase in film rentals and advertising as a percentage of admissions revenues to 53.6% in the 2002 period from 53.4% in the 2001 period and an increase in concession supplies as a percentage of concession revenues to 17.6% in the 2002 period from 17.4% in the 2001 period.

General and Administrative Expenses

        General and administrative expenses increased to $32.2 million in the 2002 period from $30.5 million in the 2001 period. The increase is primarily related to increased professional fees. General and administrative expenses, as a percentage of revenues, decreased to 4.5% for the 2002 period from 4.8% for the 2001 period primarily as a result of the 11.6% increase in revenues.

        On May 16, 2002, Cinemark, Inc. was formed as the Delaware holding company of Cinemark USA, Inc. In 2002, Cinemark, Inc. incurred approximately $2.7 million of legal, accounting and other professional fees and costs associated with its proposed initial public offering which was subsequently postponed due to unfavorable market conditions. Cinemark, Inc.'s S-1 remains filed with the Securities and Exchange Commission; therefore these legal, accounting and other professional fees and costs associated with the proposed initial public offering have not been expensed. In the event Cinemark, Inc. consummates the proposed initial public offering in 2002, these professional fees and costs will be capitalized. In the event the proposed initial public offering is not consummated by the end of 2002, these professional fees and costs will be expensed in the fourth quarter of 2002 as general and administrative expenses.

Depreciation and Amortization

        Depreciation and amortization decreased to $50.6 million in the 2002 period from $55.5 million in the 2001 period. Depreciation and amortization as a percentage of revenues decreased to 7.1% in the 2002 period from 8.7% in the 2001 period. The decrease is partially related to the January 1, 2002 adoption of Statement of Financial Accounting Standards (SFAS) No. 142 which required that goodwill and other intangible assets with indefinite useful lives no longer be amortized. The decrease is also related to a reduction in the depreciable basis of properties and equipment resulting from the devaluation in foreign currencies (primarily in Argentina, Mexico, and Brazil) and the decline in new construction.

Asset Impairment Loss

        The Company wrote down the assets of certain properties to their fair value which resulted in asset impairment charges of $0.8 million and $0.5 million in the 2002 and 2001 periods, respectively. The asset impairment charges recorded in the 2002 period related to a $0.6 million write-down to fair value of goodwill associated with the Company's Argentina operations and a $0.2 million write-down to fair value of one theatre property associated with the Company's El Salvador operations. The asset impairment charges of $0.5 million recorded in the 2001 period related to the write-down to fair value of properties associated with the Company's U.S. operations.

Interest Expense

        Interest costs incurred, including amortization of debt issue cost and debt discount and the mark-to-market adjustment to the interest rate cap agreement decreased 21.1% in the 2002 period to $44.1 million from $55.9 million in the 2001 period. The decrease in interest costs incurred for the 2002 period was principally due to a decrease in the Company's average debt outstanding and the average interest rates on the Company's variable rate debt agreements.

Foreign Currency Exchange Loss

        A foreign currency exchange loss of $6.2 million was recorded for the 2002 period as compared to a foreign currency exchange loss of $4.5 million for the 2001 period. The increase is primarily related to the translation of Cinemark Brasil S.A.'s debt denominated in other than local currency given the devaluation of the real during the 2002 period.

Income Taxes

        Income tax expense of $22.8 million was recorded for the 2002 period as compared to income tax expense of $1.1 million in the 2001 period. The Company's effective tax rate for the 2002 period was 39.7% as compared to 65.0% for the 2001 period.

Income Before Cumulative Effect of an Accounting Change

        The Company realized income before cumulative effect of an accounting change of $34.6 million for the 2002 period in comparison with income before cumulative effect of an accounting change of $0.6 million for the 2001 period. The increase in income in the 2002 period is primarily related to the 11.6% increase in revenues and the decrease in interest expense and depreciation and amortization.

Net Income

        The Company realized net income of $31.2 million for the 2002 period in comparison with net income of $0.6 million for the 2001 period. The increase in income in the 2002 period is primarily related to the 11.6% increase in revenues and the decrease in interest expense and depreciation and amortization.

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

        The Company continues to expand its U.S. theatre circuit. As of September 30, 2002, the Company has opened two new theatres (16 screens) and closed one theatre (12 screens) in the U.S. in 2002. The Company has no signed commitments to open any new theatres in the U.S. during the remainder of 2002. The Company has signed commitments for four new theatres (50 screens) and a five screen expansion to an existing theatre scheduled to open in the U.S. after 2002. As of September 30, 2002, the Company estimates that the remaining capital expenditures for the development of its remaining theatre and expansion commitments (55 screens) in the U.S. will be approximately $15 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities for expansion of the Company's U.S. theatre circuit. The Company plans to fund capital expenditures for its continued development from cash flow from operations, borrowings under the Credit Facility, proceeds from sale leaseback transactions and/or sales of excess real estate.

        The Company also continues to expand its international theatre circuit. As of September 30, 2002, Cinemark International, through its subsidiaries, has opened two new theatres (18 screens) and closed two screens at an existing theatre in 2002. As of September 30, 2002, Cinemark International, through its subsidiaries, has three new theatres (24 screens) and a pair of two screen expansions to existing theatres under construction and scheduled to open in international markets by the end of 2002. Cinemark International and its subsidiaries have signed commitments for four new theatres (27 screens) scheduled to open in international markets after 2002. As of September 30, 2002, the Company estimates that the remaining capital expenditures for the development of its remaining international theatre commitments (55 screens) will be approximately $20 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities for expansion of the Company's international theatre circuit. The Company anticipates that investments in excess of Cinemark International's available cash will be funded by the Company or by debt or equity financing to be provided by third parties directly to Cinemark International or its subsidiaries.

        As of September 30, 2002, the Company owned approximately $275 million of real estate and improvements resulting from the development of multiplex facilities over the last several years. Additionally, the Company and/or its affiliates, may from time to time, subject to compliance with the Company's debt instruments, purchase on the open market the Company's debt securities depending upon the availability and prices of such securities.

Financing Activities

        As of September 30, 2002, the Company's long-term debt obligations, capital lease obligations and future minimum lease obligations under non-cancelable operating leases for each period indicated are summarized as follows:


                                       Payments Due by Period
                                            (In millions)

                                                             Less Than      1-3       4-5       After
        Contractual Obligations                      Total     1 Year      Years     Years     5 Years
        -----------------------                      -----     ------      -----     -----     -------
        Long-term debt.........................     $732.5      $48.1     $255.5     $48.2      $380.7
        Capital lease obligations..............        0.3        0.2        0.1         -           -
        Operating lease obligations............    1,558.2      101.9      168.1     208.5     1,079.7


        As of September 30, 2002, the Company was in full compliance with all agreements governing its outstanding debt.

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

Cinemark USA Revolving Credit Facility

        In February 1998, the Company entered into a reducing revolving credit facility with a group of banks for which Bank of America, N.A. acts as administrative agent. The credit facility provided for an initial commitment of $350 million which is automatically reduced each quarter by 2.5%, 3.75%, 5.0%, 6.25% and 6.25% of the aggregate $350 million in 2001, 2002, 2003, 2004 and
2005, respectively, until maturity in 2006. As of September 30, 2002, the aggregate commitment available to the Company is $275.6 million. Borrowings under the credit facility are secured by a pledge of all of the stock of the Company and guarantees by material subsidiaries. The credit facility requires the Company to maintain certain financial ratios; restricts the payment of dividends, payment of subordinated debt prior to maturity and issuance of preferred stock and other indebtedness; and contains other restrictive covenants typical for agreements of this type. Funds borrowed pursuant to the credit facility bear interest at a rate per annum equal to the Offshore Rate or the Base Rate, as the case may be, plus the Applicable Margin (as defined in the credit facility). As of September 30, 2002, $225 million is outstanding under the credit facility and the effective interest rate on such borrowings is 2.9% per annum.

Cinemark Mexico Revolving Credit Facility

        In November 1998, Cinemark Mexico (USA), Inc. executed a credit agreement with Bank of America National Trust and Savings Association (the "Cinemark Mexico Credit Agreement"). The Cinemark Mexico Credit Agreement is a revolving credit facility and provides for a loan to Cinemark Mexico of up to $30 million in the aggregate. The Cinemark Mexico Credit Agreement is secured by a pledge of 65% of the stock of Cinemark de Mexico, S.A. de C.V. and Cinemark Holdings Mexico S. de R.L. de C.V. and an unconditional guarantee by the
Company. Pursuant to the terms of the Cinemark Mexico Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate or the Base Rate, as the case may be, plus the Applicable Margin (as defined in the Cinemark Mexico Credit Agreement). Cinemark Mexico is required to make principal payments of $1.5 million per quarter in 2002 with the remaining principal outstanding of $23 million due in January 2003. As of September 30, 2002, $24.5 million is outstanding under the Cinemark Mexico Credit Agreement and the effective interest rate on such borrowing is 4.3% per annum.

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

Cinema Properties Term Loan

        In December 2000, Cinema Properties, Inc., a wholly owned subsidiary that is not subject to restrictions imposed by the credit facility or the indenture governing the senior subordinated notes, borrowed $77 million on a three year term loan from Lehman Brothers Bank, FSB (the "Cinema Properties Facility"), which originally matured on December 31, 2003. In 2002, the Cinema Properties facility was amended, which among other things, extended the maturity date one year to December 31, 2004 and eliminated the lender's discretionary right to require Cinema Properties, Inc. to make $1.5 million principal payments in the third and fourth quarters of 2002. Cinema Properties, Inc. has the unilateral ability to further extend the maturity date two times for one year each by paying extension fees of 1.5% and 3.0% of the outstanding borrowing, respectively, if certain interest coverage ratios are met and no event of default has occurred and is continuing. All principal outstanding matures on December 31, 2004. Funds borrowed pursuant to the Cinema Properties Facility bear interest at a rate per annum equal to LIBOR plus 5.75%. Borrowings are secured by, among other things, a mortgage placed on six of Cinema Properties, Inc.'s theatres and certain equipment leases. The Cinema Properties Facility requires Cinema Properties, Inc. to comply with certain interest coverage ratios and contains other restrictive covenants typical for agreements of this type. Cinema Properties, Inc. has a separate legal existence, separate assets, separate creditors and separate financial statements. The assets of Cinema Properties, Inc. are not available to satisfy the debts of any of the Company's other consolidated entities. Cinema Properties, Inc. also purchased from Lehman Brothers Derivative Products Inc. an Interest Rate Cap Agreement with a notional amount equal to $77 million with a five year term and a strike rate equal to the excess of three month LIBOR over the strike price of 6.58%. Three month LIBOR as of the date of closing was 6.58%. As of September 30, 2002, $77 million is outstanding under the Cinema Properties Facility and the effective interest rate on such borrowing is 7.6% per annum.

Cinemark Brasil Notes Payable

        Cinemark Brasil S.A. currently has five main types of funding sources executed with local and international banks. These include:

        (1) BNDES (Banco Nacional de Desenvolvimento Economico e Social (the Brazilian National Development Bank)) credit line in the U.S. dollar equivalent in Brazilian reais of US$2.8 million executed in October 1999 with a term of 5 years (with a nine month grace period) and accruing interest at a BNDES basket rate, which is a multiple currency rate based on the rate at which the bank borrows, plus a spread amounting to 14.5%;

        (2) BNDES credit line in the U.S. dollar equivalent in Brazilian reais of US$1.4 million executed in November 2001 with a term of 5 years (with a one year grace period) and accruing interest at a BNDES basket rate plus a spread amounting to 13.8%;

        (3) BNDES credit lines, through FINAME (Fundo de Financiamento para Aquisicao de Maquinas e Equipamentos Industriais (the Government Agency for Equipment Financing)) in the U.S. dollar equivalent in Brazilian reais of US$116,000 executed in December 1999 with a term of 3 years (with a nine month grace period) and accruing interest at a BNDES basket rate plus a spread amounting to 13.0%;

        (4) Import financing executed with several banks from April 2001 through February 2002 in the amount of US$4.1 million with a term of 360 to 365 days and accruing interest at an average rate of 9.5% per annum; and

        (5) Project developer financing executed with two engineering companies in September 2000 in the amount of US$1.8 million with a term of 5 years (with a nine month grace period) and accruing interest at a rate of TJLP+5% (Taxa de Juros de Longo Prazo (a long term interest rate published by the Brazilian government)).

        These sources are secured by a variety of instruments, including comfort letters from Cinemark International, promissory notes for up to 130% of the value, a revenue reserve account and equipment collateral. As of September 30, 2002, an aggregate of $9.8 million was outstanding and the average effective interest rate on such borrowings is approximately 12.3% per annum.

Cinemark Brasil Equity Financing

        During 2001, Cinemark Brasil S.A. received additional capital from its Brazilian shareholders in an aggregate amount equal to the approximate U.S. dollar equivalent in Brazilian reais of $11.0 million in exchange for shares of common stock of Cinemark Brasil S.A. The contributions were made in July in the aggregate amount of $5.0 million (U.S. dollar equivalent) and in November in the aggregate amount of $6.0 million (U.S. dollar equivalent). The additional capital will be used to fund development in Brazil and to reduce Cinemark Brasil S.A.'s outstanding indebtedness. After giving effect to the additional issuance of common stock, Cinemark International's ownership interest was diluted to approximately 53%. As part of the additional capitalization, the Company agreed to give its Brazilian partners an option to exchange shares they own in Cinemark Brasil S.A. for shares of the class of the Company's common stock to be registered in an initial public offering under the Securities Act occurring any time prior to December 31, 2007. The Company has given notice to its Brazilian partners that its parent company, Cinemark, Inc. may consummate an initial public offering. Certain of the Company's Brazilian partners may elect to exercise their exchange option. If Cinemark, Inc.'s initial public offering is completed, the Brazilian partners which receive shares of Cinemark, Inc. pursuant to the Exchange Option Agreement, will have piggy-back registration rights in connection with Cinemark, Inc.'s future public offerings of its Class A common stock.

Cinemark Chile Notes Payable

        On March 26, 2002, Cinemark Chile S.A. entered into a Debt Acknowledgement, Rescheduling and Joint Guarantee and Co-Debt Agreement with Scotiabank Sud Americano and three local banks. Under this agreement, Cinemark Chile S.A. borrowed the U.S. dollar equivalent of approximately $10.6 million in Chilean pesos (adjusted for inflation pursuant to the Unidades de Fomento for three of the four loans). Cinemark Chile S.A. is required to make 24 equal quarterly installments of principal plus accrued and unpaid interest, commencing March 27, 2002. The indebtedness is secured by a first priority commercial pledge of the shares of Cinemark Chile S.A., a chattel mortgage over Cinemark Chile's personal property and by guarantees issued by Cinemark International, L.L.C. and Chile Films S.A., whose owners are shareholders of Cinemark Chile S.A. The agreement requires Cinemark Chile S.A. to maintain certain financial ratios and contains other restrictive covenants typical for agreements of this type such as a limitation on dividends. Funds borrowed under this agreement bear interest at the 90 day TAB Banking rate (360 day TAB Banking rate with respect to one of the four banks) as published by the Association of Banks and Financial Institutions Act plus 2%. As of September 30, 2002, $8.3 million is outstanding under this agreement and the effective interest rate on such borrowing is 5.1% per annum.

Credit Ratings

        In August 2002, Standard and Poor's rated the Company as stable. In conjunction with this rating, the Company's corporate credit was assigned a B+ rating and its three series of senior subordinated notes due 2008 were assigned a B- rating.

New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". This statement establishes accounting standards for recognition and measurement of the fair value of obligations associated with the retirement of long-lived assets when there is a legal obligation to incur such costs. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently considering the impact, if any, that this statement will have on the condensed consolidated financial statements.

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

        In September 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently considering the impact, if any, that this statement will have on the condensed consolidated financial statements.

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

        An increase or decrease in interest rates would affect interest costs relating to the Company's variable rate credit facilities. The Company and/or its subsidiaries are currently parties to such variable rate credit facilities. At September 30, 2002, there was an aggregate of approximately $352 million of variable rate debt outstanding under these facilities. These facilities represent approximately 48% of the Company's outstanding long-term debt. Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

        The table below provides information about the Company's fixed rate and variable rate long-term debt agreements:

                                                                     Expected Maturity Date
                                                                    As of September 30, 2002
                                                                    ------------------------

                               Sept 30,     Sept 30,     Sept 30,     Sept 30,     Sept 30,                               Fair
    (in millions)                2003         2004         2005         2006         2007       Thereafter     Total      Value
    -------------                ----         ----         ----         ----         ----       ----------     -----      -----
    Long-term debt:
    Fixed rate                     $0.1          $ -         $0.1          $ -          $ -         $380.2     $380.4     $399.3
        Average interest rate                                                                                    9.3%

    Variable rate                 $48.0        $87.5       $167.9        $46.3         $1.9           $0.5     $352.1     $354.8
        Average interest rate                                                                                    4.3%

    Total debt                    $48.1        $87.5       $168.0        $46.3         $1.9         $380.7     $732.5     $754.1


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


        In December 2000, Cinema Properties, Inc., a wholly-owned subsidiary of the Company, entered into the Cinema Properties Facility. Pursuant to the terms of the Cinema Properties Facility, funds borrowed bear interest at a rate per annum equal to LIBOR (as defined in the Cinema Properties Facility) plus 5.75%. As part of the Cinema Properties Facility, in order to hedge against future changes in interest rates, Cinema Properties, Inc. purchased from Lehman Brothers Derivative Products Inc. an Interest Rate Cap Agreement with a notional amount equal to $77 million with a five year term and a strike rate equal to the excess of three month LIBOR over the strike price of 6.58%. Three month LIBOR as of the date of closing was 6.58%. At September 30, 2002 and December 31, 2001, the interest rate cap agreement is recorded at its fair value of $0.2 million and $1.1 million, respectively. The Company does not have any additional derivative financial instruments in place as of September 30, 2002 that would have a material effect on the Company's financial position, results of operations and cash flows.

        The Company is also exposed to market risk arising from changes in foreign currency exchange rates as a result of its international operations. Generally accepted accounting principles in the U.S. require that the Company's subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If one of the Company's subsidiaries operates in a highly inflationary economy, generally accepted accounting principles in the U.S. require that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations result in the Company reporting exchange gains (losses) or foreign currency translation adjustments relating to its international subsidiaries depending on the inflationary environment of the country in which the Company operates. Based upon the Company's equity ownership in its international subsidiaries as of September 30, 2002, holding everything else constant, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which the Company is exposed would decrease the net fair value of the Company's investments in its international subsidiaries by approximately $5 million.

Item 4.  Controls and Procedures

        The Company has established a system of controls and other procedures designed to ensure that information required to be disclosed in its periodic reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures have been evaluated under the direction of the Company's Chief Executive Officer and Chief Financial Officer within the last 90 days. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in alerting them in a timely basis to material information relating to the Company and its consolidated subsidiaries required to be included in the Company's reports filed or submitted under the Exchange Act.

        There have been no significant changes in the Company's system of internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation by the Chief Executive Officer and Chief Financial Officer.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        Reference is made to Item 3 of the Company's Annual Report filed March 27, 2002 on Form 10-K and the amended Annual Report filed June 28, 2002 on Form 10-K/A for the fiscal year ended December 31, 2001. Reference is also made to
Note 10 of the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 2. Changes in Securities and Use of Proceeds

        Not Applicable

Item 3. Defaults Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        There have not been any matters submitted to a vote of security holders during the third quarter through the solicitation of proxies or otherwise.

Item 5. Other Information

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K

            a) Certifications under Exchange Act Rules 13a-14 or 15d-14

                       Certification of the Chief Executive Officer of Cinemark USA, Inc.

                       Certification of the Chief Financial Officer of Cinemark USA, Inc.

            b) Supplemental schedules specified by the Senior Subordinated Notes
               Indenture:

                       Condensed Consolidating Balance Sheets
                       (unaudited) as of September 30, 2002

                       Condensed Consolidating Statements of
                       Income (unaudited) for the nine months
                       ended September 30, 2002

                       Condensed Consolidating Statements of
                       Cash Flows (unaudited) for the nine months ended September 30, 2002

            c) Exhibits

                       *99.1 Certification of the Chief Executive Officer of Cinemark USA, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                       *99.2 Certification of the Chief Financial Officer of Cinemark USA, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            d) Reports on Form 8-K

                       No reports have been filed by Registrant during the quarter for which this report is filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                                         CINEMARK USA, INC.
                                                         Registrant


DATE:      November 14, 2002                             /s/Alan W. Stock
                                                         ----------------
                                                         Alan W. Stock
                                                         President


                                                         /s/Robert Copple
                                                         ----------------
                                                         Robert Copple
                                                         Chief Financial Officer

                              CERTIFICATION UNDER
                      EXCHANGE ACT RULES 13a-14 OR 15d-14

         CERTIFICATION

         I, Lee Roy Mitchell, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Cinemark USA, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
                  management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  November 14, 2002.


                                                    CINEMARK USA, INC.


                                                    By:  /s/ Lee Roy Mitchell
                                                         -----------------------
                                                         Lee Roy Mitchell
                                                         Chief Executive Officer

                              CERTIFICATION UNDER
                      EXCHANGE ACT RULES 13a-14 OR 15d-14

         CERTIFICATION

         I, Robert Copple, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Cinemark USA, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
                  management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  November 14, 2002.


                                                    CINEMARK USA, INC.


                                                    By:  /s/ Robert Copple
                                                         -----------------------
                                                         Robert Copple
                                                         Chief Financial Officer

                      CINEMARK USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                            AS OF SEPTEMBER 30, 2002
                                  (Unaudited)

                                                                    Restricted      Unrestricted
                                                                       Group            Group        Eliminations         TOTAL
                                                                  --------------   --------------   --------------   ---------------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                     $  16,230,783    $  36,562,380    $         -      $   52,793,163
    Inventories                                                       2,637,069          504,088              -           3,141,157
    Accounts receivable                                               5,582,187        5,673,309       (1,200,197)       10,055,299
    Income tax receivable                                              (126,937)       2,198,004              -           2,071,067
    Prepaid expenses and other                                        3,285,105          937,725         (375,000)        3,847,830
                                                                  ------------------------------------------------------------------
       Total current assets                                          27,608,207       45,875,506       (1,575,197)       71,908,516

THEATRE PROPERTIES AND EQUIPMENT                                    948,890,711      201,977,009              -       1,150,867,720
    Less accumulated depreciation and amortization                 (318,257,297)     (46,104,112)             -        (364,361,409)
                                                                  ------------------------------------------------------------------
       Theatre properties and equipment - net                       630,633,414      155,872,897              -         786,506,311

OTHER ASSETS
    Goodwill - net                                                    7,939,202        2,565,820              -          10,505,022
    Investments in and advances to affiliates                       169,257,531        2,243,228     (167,327,591)        4,173,168
    Deferred charges and other - net                                 24,711,759        6,746,416              -          31,458,175
                                                                  ------------------------------------------------------------------
       Total other assets                                           201,908,492       11,555,464     (167,327,591)       46,136,365
                                                                  ------------------------------------------------------------------

TOTAL                                                             $ 860,150,113    $ 213,303,867    $(168,902,788)   $  904,551,192
                                                                  ==================================================================

                      LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt                             $  39,740,871    $   8,338,201    $         -      $   48,079,072
    Current income taxes payable                                        (44,411)          44,411              -                 -
    Accounts payable and accrued expenses                            66,571,879       15,859,150       (1,072,175)       81,358,854
                                                                  ------------------------------------------------------------------
       Total current liabilities                                    106,268,339       24,241,762       (1,072,175)      129,437,926

LONG-TERM LIABILITIES
    Senior credit agreements                                        214,971,119       89,287,777              -         304,258,896
    Senior subordinated debt                                        380,166,294              -                -         380,166,294
    Deferred lease expenses                                          23,913,357          422,833              -          24,336,190
    Deferred gain on sale leasebacks                                  4,464,100              -                -           4,464,100
    Deferred income taxes                                             8,155,384          676,824              -           8,832,208
    Deferred revenues and other long-term liabilities                 4,712,134        1,538,168         (375,000)        5,875,302
                                                                  ------------------------------------------------------------------
       Total long-term liabilities                                  636,382,388       91,925,602         (375,000)      727,932,990

COMMITMENTS AND CONTINGENCIES                                               -                -                -                 -

MINORITY INTERESTS IN SUBSIDIARIES                                    8,097,795       16,769,910              -          24,867,705

SHAREHOLDER'S EQUITY
    Class A common stock, $.01 par value: 10,000,000 shares
       authorized, 1,500 shares issued and outstanding                       15              -                -                  15
    Class B common stock, no par value: 1,000,000 shares
       authorized, 239,893 shares issued and outstanding             49,543,427       14,958,000      (14,958,000)       49,543,427
    Additional paid-in-capital                                       11,700,561      152,497,613     (152,497,613)       11,700,561
    Retained earnings                                               121,419,021      (45,486,421)             -          75,932,600
    Treasury stock, 57,245 Class B shares at cost                   (24,232,890)             -                -         (24,232,890)
    Accumulated other comprehensive loss                            (49,028,543)     (41,602,599)             -         (90,631,142)
                                                                  ------------------------------------------------------------------
       Total shareholder's equity                                   109,401,591       80,366,593     (167,455,613)       22,312,571
                                                                  ------------------------------------------------------------------

TOTAL                                                             $ 860,150,113    $ 213,303,867    $(168,902,788)   $  904,551,192
                                                                  ==================================================================

    Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes

                      CINEMARK USA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                  (Unaudited)

                                                                    Restricted      Unrestricted
                                                                       Group            Group        Eliminations         TOTAL
                                                                  --------------   --------------   --------------   ---------------
REVENUES                                                          $ 585,669,831    $ 136,338,056    $  (9,469,990)    $ 712,537,897

COSTS AND EXPENSES
    Cost of operations                                              427,584,520      104,675,929       (9,469,990)      522,790,459
    General and administrative expenses                              26,119,191        6,056,605              -          32,175,796
    Depreciation and amortization                                    39,332,438       11,254,662              -          50,587,100
    Asset impairment loss                                               558,398          223,378              -             781,776
    Loss on sale of assets and other                                    519,085          206,948              -             726,033
                                                                  ------------------------------------------------------------------
           Total costs and expenses                                 494,113,632      122,417,522       (9,469,990)      607,061,164

OPERATING INCOME                                                     91,556,199       13,920,534              -         105,476,733

OTHER INCOME (EXPENSE)
    Interest expense                                                (34,862,689)      (7,367,125)             -         (42,229,814)
    Amortization of debt issue cost and debt discount                  (768,357)      (1,136,028)             -          (1,904,385)
    Interest income                                                     566,361        1,152,764              -           1,719,125
    Foreign currency exchange gain (loss)                                66,016       (6,251,814)             -          (6,185,798)
    Equity in income of affiliates                                      163,585          389,502              -             553,087
    Minority interests in (income) loss of subsidiaries              (1,251,045)       1,256,670              -               5,625
                                                                  ------------------------------------------------------------------
           Total                                                    (36,086,129)     (11,956,031)             -         (48,042,160)
                                                                  ------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND
    CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                        55,470,070        1,964,503              -          57,434,573

Income taxes                                                         22,805,894            2,599              -          22,808,493
                                                                  ------------------------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT
    OF AN ACCOUNTING CHANGE                                          32,664,176        1,961,904              -          34,626,080

Cumulative effect of a change in accounting principle,
    net of income tax benefit of $0.                                 (3,389,779)             -                -          (3,389,779)
                                                                  ------------------------------------------------------------------

NET INCOME                                                        $  29,274,397    $   1,961,904    $         -       $  31,236,301
                                                                  ==================================================================

    Note: "Restricted Group" and "Unrestricted Group" are defined in the Indenture for the Senior Subordinated Notes

                      CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                  (Unaudited)
                                                                    Restricted      Unrestricted
                                                                       Group            Group        Eliminations         TOTAL
                                                                  --------------   --------------   --------------   ---------------
OPERATING ACTIVITIES
    Net income                                                    $  29,274,397    $   1,961,904    $        -       $   31,236,301

    Noncash items in net income:
       Depreciation                                                  38,922,711       11,089,289             -           50,012,000
       Amortization of other assets                                     409,726          165,373             -              575,099
       Amortization of foreign advanced rents                           844,836          539,676             -            1,384,512
       Amortized compensation - stock options                           828,856              -               -              828,856
       Amortization of debt issue costs                                 563,731        1,136,028             -            1,699,759
       Amortization of gain on sale leasebacks                         (274,440)             -               -             (274,440)
       Amortization of debt discount and premium                        (21,380)             -               -              (21,380)
       Amortization of deferred revenues                             (3,639,678)             -               -           (3,639,678)
       Loss on impairment of assets                                     558,398          223,378             -              781,776
       Loss on sale of assets and other                                 519,085          206,948             -              726,033
       Deferred lease expenses                                        1,526,932          (23,130)            -            1,503,802
       Deferred income tax expenses                                  11,871,590          676,824             -           12,548,414
       Equity in income of affiliates                                  (163,585)        (389,502)            -             (553,087)
       Minority interests in income (loss) of subsidiaries            1,251,045       (1,256,670)            -               (5,625)
       Cumulative effect of an accounting change                      3,389,779              -               -            3,389,779

    Changes in assets and liabilities:
       Inventories                                                      (16,117)         196,992             -              180,875
       Accounts receivable                                             (237,075)       1,231,424             -              994,349
       Prepaid expenses and other                                      (734,123)         133,122             -             (601,001)
       Other assets                                                  (1,629,967)       4,776,821             -            3,146,854
       Advances with affiliates                                      (1,302,353)       1,534,935             -              232,582
       Accounts payable and accrued expenses                        (30,443,663)       7,789,340             -          (22,654,323)
       Other long-term liabilities                                      669,463         (978,695)            -             (309,232)
       Income tax receivable/payable                                   (647,954)          15,681             -             (632,273)
                                                                  ------------------------------------------------------------------

       Net cash provided by operating activities                     51,520,214       29,029,738             -           80,549,952

INVESTING ACTIVITIES
    Additions to theatre properties and equipment                   (13,804,772)      (3,339,777)            -          (17,144,549)
    Sale of theatre properties and equipment                          1,718,508            6,771             -            1,725,279
    Dividends/capital returned from affiliates                              -            594,340             -              594,340
                                                                  ------------------------------------------------------------------

       Net cash used for investing activities                       (12,086,264)      (2,738,666)            -          (14,824,930)

FINANCING ACTIVITIES
    Increase in long-term debt                                       42,514,736        2,230,460             -           44,745,196
    Decrease in long-term debt                                      (81,832,191)      (9,152,129)            -          (90,984,320)
    Increase in minority investment in subsidiaries                         -            421,855             -              421,855
    Decrease in minority investment in subsidiaries                    (791,634)     (10,110,553)            -          (10,902,187)
                                                                  ------------------------------------------------------------------

       Net cash used for financing activities                       (40,109,089)     (16,610,367)            -          (56,719,456)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    CASH EQUIVALENTS                                                 (2,280,534)      (4,131,092)            -           (6,411,626)
                                                                  ------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (2,955,673)       5,549,613             -            2,593,940

CASH AND CASH EQUIVALENTS:
    Beginning of period                                              19,186,456       31,012,767             -           50,199,223
                                                                  ------------------------------------------------------------------

    End of period                                                 $  16,230,783    $  36,562,380    $        -       $   52,793,163
                                                                  ==================================================================

    Note: "Restricted Group" and "Unrestricted  Group" are defined in the Indenture for the Senior Subordinated Notes

                                                                    Exhibit 99.1


                                Certification of
                             Chief Executive Officer
                              of Cinemark USA, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. ss. 1350, and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended September 30, 2002 of Cinemark USA, Inc. (the "Registrant").

I, Lee Roy Mitchell, the Chief Executive Officer of the Registrant, certify that to the best of my knowledge:

         (i) the Form 10-Q fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

         (ii) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.

Dated:  November 14, 2002.


                                                         /s/ Lee Roy Mitchell
                                                         -----------------------
                                                         Lee Roy Mitchell
                                                         Chief Executive Officer


Subscribed and sworn to before me
this 14th day of November, 2002.


/s/ Keri Chorba
---------------------
Name:  Keri Chorba
Title:  Notary Public


My commission expires:  1/28/03

                                                                    Exhibit 99.2


                                Certification of
                             Chief Financial Officer
                              of Cinemark USA, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. ss. 1350, and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended September 30, 2002 of Cinemark USA, Inc. (the "Registrant").

I, Robert Copple, the Chief Financial Officer of the Registrant, certify that to the best of my knowledge:

         (i) the Form 10-Q fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

         (ii) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.

Dated:  November 14, 2002.


                                                         /s/ Robert Copple
                                                         -----------------------
                                                         Robert Copple
                                                         Chief Financial Officer


Subscribed and sworn to before me
this 14th day of November, 2002.


/s/ Keri Chorba
---------------------
Name:  Keri Chorba
Title:  Notary Public


My commission expires:  1/28/03