Form 10-K
period 2002-12-31
CINEMARK USA INC /TX
filed 2003-03-19
CIK 885975

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                               Yes [X]      No[ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                       [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                               Yes [ ]      No[X]

         As of March 17, 2003, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.

                                      INDEX


PART I............................................................................................................1
         Item 1:  Business........................................................................................1
                  (a) General Development of Business.............................................................1
                  (b) Financial Information About Segments........................................................2
                  (c) Narrative Description of Business...........................................................2
                  (d) Financial Information About Geographic Areas...............................................12
                  (e) Available Information......................................................................12
         Item 2:  Properties.....................................................................................12
         Item 3:  Legal Proceedings..............................................................................13
         Item 4:  Submission of Matters to a Vote of Security Holders............................................15

PART II..........................................................................................................15
         Item 5:  Market for Registrant's Common Equity and Related Shareholder's Matters........................15
         Item 6:  Selected Financial Data........................................................................15
         Item 7:  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.....................................................................................19
         Item 7A: Quantitative and Qualitative Disclosures About Market Risk.....................................34
         Item 8:  Financial Statements and Supplementary Data....................................................36
         Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure.....................................................................................36

PART III.........................................................................................................37
         Item 10: Directors and Executive Officers of the Registrant.............................................37
         Item 11: Executive Compensation.........................................................................41
         Item 12: Security Ownership of Certain Beneficial Owners and Management.................................46
         Item 13: Certain Relationships and Related Transactions.................................................48
         Item 14: Controls and Procedures........................................................................50


PART IV..........................................................................................................50
         Item 15: Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................50
                  (a) Documents Filed as Part of this Report.....................................................50
                  (b) Reports on Form 8-K........................................................................51
                  (c) Exhibits...................................................................................51
                  (d) Financial Statement Schedules..............................................................51

                                     PART I

Item 1:  Business

(a)      General Development of Business

GENERAL

         Cinemark USA, Inc. and its subsidiaries are one of the leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation. During 2002, we opened seven new theatres with 58 screens and added two screens to an existing theatre on a worldwide basis. As of December 31, 2002, we operated 3,031 screens in 280 theatres located in 33 states, Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras,
El Salvador, Nicaragua, Costa Rica, Panama, Colombia and the United Kingdom, consisting of 2,681 screens in 239 first run theatres (11.2 screens per theatre) and 350 screens in 41 discount theatres (8.5 screens per theatre). Our overall ratio of screens to theatres is 10.8 to 1. We believe we operate one of the most modern theatre circuits in the industry, with 1,939 screens (or 64% of our 3,031 screens) having been built by us since 1996.

         We had revenues of $939.3 million, operating income of $128.9 million and net income of $35.6 million for the year ended December 31, 2002. Net income for the year ended December 31, 2002 includes a non-recurring write-off of $3.1 million of fees (before tax) associated with the proposed initial public offering of our parent, Cinemark, Inc., the closing of which was postponed due to unfavorable market conditions. EBITDA for the year ended December 31, 2002 was $205.0 million (after the $3.1 million write-off of IPO fees), representing an EBITDA margin of 21.8% (EBITDA is defined in note 3 to Selected Consolidated Financial and Operating Data and EBITDA margin is determined by dividing EBITDA by revenues). During the year ended December 31, 2002, we reduced our long-term debt by $88.4 million and increased our cash and cash equivalents by $13.5 million. We have increased revenues by an annual average of 12.9% over the past five years.

DOMESTIC DEVELOPMENTS

         During 2002, we opened two new theatres with 16 screens. As of December 31, 2002, we operated 2,215 screens in 188 theatres in North America consisting of 1,865 screens in 147 first run theatres (12.7 screens per theatre) and 350 screens in 41 discount theatres (8.5 screens per theatre). Our overall ratio of screens to theatres in North America is 11.8 to 1. All but one theatre, with 12 screens, located in Vancouver, Canada, are located in the U.S. Approximately 66% of our first run screens in North America are in stadium seating auditoriums.

FOREIGN DEVELOPMENTS

         During 2002, we opened five new theatres with 42 screens and added two screens to an existing theatre in international markets. As of December 31, 2002, we operated 816 screens in 92 first run theatres in Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Colombia and the United Kingdom. Our ratio of screens to theatres in these international markets is 8.9 to 1. All of our international theatres have been built by us since 1993, which we believe makes our international operations among the most modern in the international market. Approximately 75% of our international screens are in stadium seating auditoriums.

         We are a Texas corporation organized in 1987 and maintain our principal executive offices at 3900 Dallas Parkway, Suite 500, Plano, Texas 75093. Our telephone number is (972) 665-1000.

(b)      Financial Information About Segments

         We are a unitary business as described above and as a result we do not break out our business into segments. See note 15 of our Notes to Consolidated Financial Statements for financial information about geographic areas of our business.

(c)      Narrative Description of Business

BUSINESS STRATEGY

         We are one of the leaders in the motion picture exhibition industry, in terms of both revenues and number of screens in operation. We were founded in 1987 by our Chairman and Chief Executive Officer, Lee Roy Mitchell, and have grown primarily through targeted new theatre development. We operated 3,031 screens in 280 theatres as of December 31, 2002.

         Our geographic diversity within North America and internationally has allowed us to maintain consistent revenue growth. We have increased revenues by an annual average of 12.9% over the past five years. We operate 2,215 screens in 188 theatres in North America. These theatres, located in 33 states and one Canadian province, are primarily in mid-sized U.S. markets, including suburbs of major metropolitan areas. We believe these markets are less competitive and generate high, stable margins. We also operate 816 screens in 92 theatres outside of North America, primarily located in major Latin American metropolitan markets, which we believe are underscreened and have significant growth potential.

MOTION PICTURE INDUSTRY

DOMESTIC OVERVIEW

         The U.S. motion picture exhibition industry is enjoying the longest expansion in its history, as revenues increased for the eleventh straight year. Single year U.S. motion picture box office revenues exceeded the $9 billion mark, reaching a total of $9.3 billion in 2002 according to the Motion Picture Association of America. This new national box office record represents a 10% increase from the previous record of $8.4 billion set in 2001. Factors contributing to the recent success of the industry include the improvement of theatre circuits resulting from the creation of the modern multiplex format, the improved quality and timing of film releases and the screen rationalization of 2000 and 2001.

         A strong movie release calendar has helped maintain the industry's momentum, with seven films grossing over $200 million and 26 films grossing over $100 million in the U.S. in 2002. U.S. box office performance in 2002 was primarily driven by an increase in attendance, which rose 7% to 1.6 billion patrons.

         The following table represents the results of a survey by Motion Picture Association of America Worldwide Market Research outlining the historical trends in U.S. theatre attendance, average ticket prices and box office sales for the last ten years.

                                        % CHANGE         AVERAGE         % CHANGE          U.S. BOX         % CHANGE
      YEAR           ATTENDANCE        SINCE 1993      TICKET PRICE     SINCE 1993       OFFICE SALES      SINCE 1993
      ----         -------------     --------------    ------------   --------------    ---------------    ----------
                   (IN MILLIONS)                                                       ($ IN MILLIONS)
      1993             1,244               --            $4.14              --             $5,154               --
      1994             1,292              3.9%           $4.18             1.0%            $5,396              4.7%
      1995             1,263              1.5%           $4.35             5.1%            $5,493              6.6%
      1996             1,339              7.6%           $4.42             6.8%            $5,912             14.7%
      1997             1,388             11.6%           $4.59            10.9%            $6,366             23.5%
      1998             1,481             19.1%           $4.69            13.3%            $6,949             34.8%
      1999             1,465             17.8%           $5.08            22.7%            $7,448             44.5%
      2000             1,421             14.2%           $5.39            30.2%            $7,661             48.6%
      2001             1,487             19.5%           $5.66            36.7%            $8,413             63.2%
      2002             1,585             27.4%           $5.85            41.3%            $9,270             79.9%

INTERNATIONAL OVERVIEW

         International growth has also been strong. Global box office revenues have increased 26.9% from $15.6 billion in 1998 to an estimated $19.8 billion in 2002 as a result of the increasing acceptance of moviegoing as a popular form of entertainment throughout the world, ticket price increases and new theatre construction. According to Informa Media Group, Latin America is the fastest growing region in the world in terms of box office revenues.

         The growth potential throughout Latin America combined with stable ticket prices and limited entertainment choices, as compared to North American markets, has translated into strong growth in box office revenues. From 1995 to 2000, Latin American box office revenues grew at a 19% compound annual rate. Box office revenues are projected to continue to grow from 2000 through 2005 by an 11.6% compound annual rate.

         This growth is expected to be fueled by a combination of continued development of modern theatres, attractive demographics (i.e., a significant teenage population), strong product from Hollywood and the emergence of a local film industry. In many Latin American countries the local film industry had been dormant because of the lack of sufficient theatres to screen the film product. The development of new modern theatres has awakened the local film industry in many countries and local film product is now playing a significant role in driving attendance growth.

         We believe many international markets for theatrical exhibition have historically been underserved due to antiquated or run-down theatres, among other things, and that international markets, especially those in Latin America, will continue to experience growth as additional modern stadium seating theatres are introduced.

RECENT HISTORY

         In recent years, the U.S. exhibition industry has felt the impact of rapid overbuilding by the largest industry players, high levels of overall capital expenditures and high leverage. As a result of the financial burden imposed on theatre operators by these three factors, the industry entered a period of significant industry rationalization. Many industry players had already begun the rationalization process in 2000 by closing hundreds of smaller, less profitable theatres. The pace of theatre closings increased during 2001 as a number of companies took advantage of the protections provided by the bankruptcy process to reject long-term leases on many underperforming theatres. The overall reduction in the numbers of theatres and screens in operation will improve industry profitability going forward. According to the National Association of Theatre Owners, the total number of screens in the U.S. reached an all-time high of 37,185 in 1999, and then declined in both 2000 and 2001. There were approximately 35,592 screens at the end of 2002. In addition to closing hundreds of theatres, the largest players in the industry have dramatically scaled back new theatre builds, resulting in significant decreases in capital expenditures.

         Significant capital expenditures by major industry players during the later half of the 1990's resulted in a higher quality theatre base. Current circuits are comprised of a significant number of modern multiplex theatres, which generally include 10 or more screens, digital sound and stadium seating. The Company believes these improved facilities, which have been well-received by patrons, will benefit the industry both by stimulating demand and by limiting the need for future capital expenditures.

DRIVERS OF CONTINUED INDUSTRY SUCCESS

         We believe the following market trends will drive the continued growth and strength of our industry:

         IMPORTANCE OF THEATRICAL SUCCESS IN ESTABLISHING MOVIE BRANDS AND SUBSEQUENT MARKETS. Theatrical exhibition is the primary distribution channel for new motion picture releases. A successful theatrical release which "brands" a film is one of the major factors in determining its success in "downstream" distribution channels, such as home video, DVD, and network, syndicated and pay-per-view television.

         INCREASED IMPORTANCE OF INTERNATIONAL MARKETS FOR ENSURING BOX OFFICE SUCCESS. International markets are becoming an increasingly important component of the overall box office revenues generated by Hollywood films. For example, markets outside of North America accounted for more than $1.4 billion, or greater than 60% of the global box office revenues for Harry Potter and the Sorcerer's Stone, Lord of the Rings: Fellowship of the Ring and Monsters, Inc. With the continued growth of the international motion picture exhibition industry, the relative contribution of markets outside North America should become even more significant.

         INCREASED INVESTMENT IN PRODUCTION AND MARKETING OF FILMS BY DISTRIBUTORS. As a result of the additional revenues generated by domestic, international and downstream markets, studios have increased production and marketing expenditures per new film at a compound annual growth rate of 6.2% and 9.9%, respectively, over the past ten years. This has led to an increase in "blockbuster" features, which attract larger audiences to theatres.

         FAVORABLE ATTENDANCE TRENDS. We believe that recent trends in motion picture attendance will continue to benefit the industry. According to the Motion Picture Association of America, annual admissions per capita in the U.S. increased from 4.5x to 5.5x, between 1991 and 2002. Additionally, the U.S. teenage segment, defined as 12-17 year olds, represented 19% of admissions in 2001, up from 14% in 1997. During 2001, 51% of U.S. teenagers attended movies 12 or more times per year, compared with only 42% in 1997.

         REDUCED SEASONALITY OF REVENUES. Historically, industry revenues have been highly seasonal, coinciding with the timing of film releases by the major distributors. The most marketable motion pictures were generally released during the summer and the holiday season extending from Thanksgiving through year-end. However, the seasonality of motion picture exhibition has become less pronounced in recent years. Studios have begun to release films more evenly throughout the year, and hit films have emerged during traditionally weaker periods. This benefits exhibitors by allowing them to more effectively cover their fixed cost base throughout the year.

         CONVENIENT AND AFFORDABLE FORM OF OUT-OF-HOME ENTERTAINMENT. Moviegoing continues to be one of the most convenient and affordable forms of out-of-home entertainment, with an average ticket price in the U.S. of $5.85 in 2002. Average prices for other forms of out-of-home entertainment in the U.S., including sporting events, theme parks, musical concerts and plays, range from approximately $18.00 to $56.00 per ticket. Movie ticket prices have risen at approximately the rate of inflation, while ticket prices for other forms of out-of-home entertainment have increased at higher rates.

COMPETITIVE STRENGTHS

         We believe the following strengths allow us to compete effectively:

         STRONG BALANCE SHEET WITH SIGNIFICANT CASH FLOW. Our business strategy and disciplined building program allowed us to generate $128.9 million of operating income for the year ended December 31, 2002 which we have utilized to reduce our leverage. During the year ended December 31, 2002, we reduced our long-term debt by $88.4 million and increased our cash and cash equivalents by $13.5 million.

         FOCUSED PHILOSOPHY RESULTING IN STRONG FINANCIAL PERFORMANCE. We focus on negotiating favorable theatre facility economics, providing a superior viewing experience and controlling theatre operating costs. As a result of this philosophy, we generated $128.9 million of operating income and $35.6 million of net income for the year ended December 31, 2002.

         STRONG MANAGEMENT TEAM. Led by Mr. Mitchell, our management team has an average of approximately 20 years of theatre operating experience and has navigated our organization through many industry cycles, including the significant industry downturn between 1999 and 2001, during which period at least twelve exhibitors filed for bankruptcy protection. During this difficult period in the industry, we decreased our building commitments and reduced our capital expenditures from $248.4 million in 1999 to $40.4 million in 2001 and $38.0 million in 2002.

         SELECTIVE BUILDING IN LESS COMPETITIVE U.S. MARKETS AND HEAVILY POPULATED INTERNATIONAL MARKETS

         o Less Competitive U.S. Markets: We have historically built modern theatres in mid-sized U.S. markets, including suburbs of major metropolitan areas, which we believe were underserved. We believe our targeting of these markets, together with the high quality of our theatre circuit, has protected us from the negative financial impact of overbuilding and reduces the risk of competition from new entrants. As the sole exhibitor in approximately 82% of the film zones in which we operate, we have maximum access to film product. This enables us to select the films that we believe will deliver the highest returns in those markets.

         o Heavily Populated, High Growth International Markets: Since 1993, we have directed our activities in international markets primarily toward Latin America due to the growth potential in these under-screened markets. We have successfully established a significant presence in most of the major cities in Latin America with theatres in nine of the ten largest metropolitan areas. We have strategic alliances with local partners in many countries, which help us obtain additional market insight. We generally fund our operating and capital expenditures in local currencies, thereby matching our expenses to our revenues. We have also geographically diversified our international portfolio in an effort to balance risk and become one of the predominant Pan American motion picture exhibition companies.

         MODERN THEATRE CIRCUIT. We have built our modern theatre circuit primarily through new theatre development, which we believe provides a preferred destination for moviegoers in our markets. Since 1996, we have built 1,939 screens, or 64% of our total screen count. Our ratio of screens to theatres is one of the highest in the industry: 11.8 to 1 in North America and 8.9 to 1 internationally. Approximately 66% of our North American first run screens and 75% of our international screens feature stadium seating.

BUSINESS STRATEGY

         We believe our operating philosophy provides us with a competitive advantage. We intend to continue to focus on the following key components of our business plan.

         FOCUS ON LESS COMPETITIVE U.S. MARKETS AND TARGET PROFITABLE, HIGH GROWTH INTERNATIONAL MARKETS. We will continue to seek growth opportunities in underserved, mid-sized U.S. markets and major international metropolitan areas, by building or acquiring modern theatres that meet our strategic, financial and demographic criteria.

         MAXIMIZE PROFITABILITY THROUGH CONTINUED FOCUS ON OPERATIONAL EXCELLENCE. We will continue to focus on executing our operating philosophy. We believe that our successful track record of executing this philosophy is evidenced by the fact that we successfully navigated through the significant industry downturn between 1999 and 2001, during which period at least twelve exhibitors filed for bankruptcy protection.

         PURSUE ADDITIONAL REVENUE OPPORTUNITIES. We will continue to pursue additional growth opportunities by developing and expanding ancillary revenue streams such as advertising. We are able to offer advertisers national, regional or local coverage in a variety of formats to reach our patrons, which numbered approximately 172.5 million during the year ended December 31, 2002. We are also expanding additional revenue sources through the use of theatres for non-film events, digital video monitor advertising, virtual poster cases and third party branding.

OUR INTERNATIONAL OPERATIONS

         We have been successfully introducing American-style modern multiplex theatres to underserved international markets since 1993. Our activities in international markets have been primarily directed toward Latin America, where we have successfully established a significant presence in most of the major cities in Latin America. We presently have theatres in nine of the ten largest metropolitan areas in Latin America. We have become one of the predominant Pan American exhibition companies while balancing our risk through a diversified international portfolio. In addition, we have achieved significant scale in Mexico and Brazil, two of the most important Latin American markets.

         We believe that Latin America is one of the fastest growing international markets in terms of box office revenues. Penetration of movie screens per capita in Latin American markets is substantially lower than in the U.S. and European markets. Our geographic diversity throughout Latin America has allowed us to maintain consistent revenue and operating margin growth notwithstanding currency fluctuations that may affect any particular market.

         We will continue to consider selective opportunities for development of modern multiplex theatres in underserved international markets, emphasizing Latin America, funded primarily utilizing cash flow generated in those countries. We are able to mitigate exposure to currency fluctuations due to our ability to use local currencies to fund substantially all aspects of our operations, including rent expense.

THEATRE CIRCUIT

         As of December 31, 2002, we operated 3,031 screens in 280 theatres located in 33 states and 14 foreign countries. We operated 2,681 screens in 239 first run theatres and 350 screens in 41 discount theatres. The following tables summarize the geographic locations of our theatre circuit as of December 31, 2002.



NORTH AMERICAN THEATRES

                                                                                 TOTAL        TOTAL
                                   STATE                                       THEATRES      SCREENS
                                   -----                                       --------      -------
Texas..................................................................              60          767
Ohio...................................................................              20          202
California.............................................................              18          172
Utah...................................................................               9          111
Kentucky...............................................................               7           75

                                                                                 TOTAL        TOTAL
                                   STATE                                       THEATRES      SCREENS
                                   -----                                       --------      -------
Illinois...............................................................               6           72
Colorado...............................................................               4           67
Oklahoma...............................................................               6           67
Louisiana..............................................................               4           54
Virginia...............................................................               4           52
Oregon.................................................................               4           50
Indiana................................................................               6           50
Florida................................................................               3           48
Pennsylvania...........................................................               3           43
Mississippi............................................................               3           41
North Carolina.........................................................               4           39
Michigan...............................................................               2           36
Arkansas...............................................................               3           30
Georgia................................................................               2           27
New York...............................................................               2           27
Kansas.................................................................               1           20
Iowa...................................................................               3           19
New Jersey.............................................................               1           16
New Mexico.............................................................               2           16
Arizona................................................................               2           14
Missouri...............................................................               1           14
Tennessee..............................................................               1           14
Wisconsin..............................................................               1           14
Massachusetts..........................................................               1           12
Delaware...............................................................               1           10
Minnesota..............................................................               1            8
Nebraska...............................................................               1            8
South Carolina.........................................................               1            8
                                                                               --------      -------
Total United States....................................................             187        2,203
Canada.................................................................               1           12
                                                                               --------      -------
TOTAL NORTH AMERICA....................................................             188        2,215
                                                                               ========      =======

INTERNATIONAL THEATRES


                                                                                 TOTAL        TOTAL
                                  COUNTRY                                      THEATRES      SCREENS
                                  -------                                      --------      -------
Brazil.................................................................              29          264
Mexico.................................................................              26          256
Chile..................................................................              11           87
Argentina..............................................................               8           73
Central America(1).....................................................               8           51
Colombia...............................................................               3           22
Peru...................................................................               3           30
Ecuador................................................................               2           16
United Kingdom.........................................................               2           17
                                                                               --------      -------
TOTAL..................................................................              92          816
                                                                               ========      =======

----------

(1)  Includes Honduras, El Salvador, Nicaragua, Costa Rica and Panama.

OPERATIONS

         The personnel at our corporate office, which employs approximately 185 individuals, are responsible for theatre operations support, film licensing and settlements, human resources, finance and accounting, operational audit, theatre maintenance and construction, internet and information systems, lease site planning and marketing. Our North American operations are divided into eleven regions, each of which is headed by a region leader.

         Regular inspections of each theatre are conducted. We also have a program to maintain quality and consistency within our theatres involving unannounced visits by unidentified customers who report on the quality of service, film presentation and cleanliness of the theatre.

FILM LICENSING

         In North America, films are typically licensed from film distributors that are owned by major film production companies or from independent film distributors that distribute films for smaller production companies. For new release films, film distributors typically establish geographic zones and offer each available film to one theatre in each zone. The size of a film zone is generally determined by the population density, demographics and box office potential of a particular market or region. A film zone can range from a radius of three to five miles in major metropolitan and suburban areas to up to fifteen miles in small towns. We currently operate theatres in 142 first run film zones in North America. New film releases are licensed at the discretion of the film distributors. As the sole exhibitor in approximately 82% of the film zones in which we operate, we have maximum access to film product, which allows us to select those pictures that we believe will be the most successful in our markets from those offered to us by distributors. We usually license films on an allocation basis in film zones where we face competition. Films are released to discount theatres once the attendance levels substantially drop off at the first run theatres. For discount films, film distributors generally establish availability on a market-by-market basis after the completion of exhibition at first run theatres and permit each theatre within a market to exhibit such films without regard to film zones.

         Unlike our North American operations, distributors in our international markets do not allocate film to a single theatre in a geographic film zone. Rather, competitive theatres can play the same films at the same time as other theatres. Our theatre personnel focus on providing excellent customer service, and we provide a modern facility with the most up-to-date sound systems, comfortable stadium style seating and other amenities typical of modern American-style multiplexes which we believe gives us a competitive advantage in markets where there are competing theatres. Of the 92 theatres we operate outside of North America, approximately 90% of those theatres have no direct competition.

         In North America, our film rental licenses typically state that rental fees are based on either mutually agreed upon firm terms established prior to the opening of the picture or on a mutually agreed settlement upon the conclusion of the picture run. Under a firm terms formula, we pay the distributor a specified percentage of box office receipts, with the percentages declining over the term of the run. Firm term film rental fees are generally the greater of (i) 60% or 70% of box office admissions, gradually declining to as low as 30% over a period of four to seven weeks versus (ii) a specified percentage (i.e. 90%) of the excess of box office receipts over a negotiated allowance for theatre expenses (commonly known as a 90-10 clause). The settlement process allows for negotiation upon the conclusion of the picture run based upon how a film actually performs. In international markets, film rental percentages can vary between 35% and 60% of box office revenues and gradually decline over a similar period as in North America.

         We also operate discount theatres in North America, with admissions ranging from $0.50 to $2 per ticket, to serve an alternative market of patrons that extends the life of a film past the first run screening. By serving this alternative market of patrons in our discount theatres, we have been able to increase the number of potential customers beyond traditional first run moviegoers. Our discount theatres offer many of the same amenities as our first run theatres, including wall-to-wall screens, comfortable seating with cupholder armrests, digital sound and multiple concession stands. Discount films' rental percentages typically begin at 35% of box office receipts and often decline to 30% after the first week.

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

CONCESSIONS

         Concession sales are our second largest revenue source, representing approximately 31% of total revenues for 2002. Concession sales have a much higher margin than admissions sales. We have devoted considerable management effort to increase concession sales and improve operating margins. These efforts include implementation of the following strategies:

         o Optimization of product mix. Concession products are primarily comprised of various sizes of popcorn, soft drinks and candy. Different varieties and flavors of candy and soft drinks are offered at theatres based on preferences in that particular geographic region. Specially priced "combo-meals" have been implemented for all patrons as well as "movie meals" targeted toward children and senior citizens. We periodically introduce new concession products designed to attract additional concession purchases.

         o Staff training. Employees are continually trained in "suggestive-selling" and "upselling" techniques. This training occurs through situational role-playing conducted at our "Customer Satisfaction University" as well as continuing on-the-job training as part of concession promotions and sales contests. Individual theatre managers receive a portion of their compensation based on concession sales at their theatres and are therefore motivated to maximize concession sales.

         o Theatre design. Our theatres are designed to optimize efficiencies at the concession stands, which include multiple service stations to facilitate serving larger numbers of customers rapidly. We strategically place large concession stands within theatres which heightens visibility, reduces the length of concession lines and improves traffic flow around the concession stands.

         o Cost control. We negotiate prices for concession supplies directly with concession vendors and manufacturers on a bulk rate basis. Concession supplies are distributed through a national distribution network. The concession distributor provides inventory and distribution services to the theatres, which place volume orders directly to replenish stock. The concession distributor is paid a percentage fee for this service. We believe that utilizing a concession distributor is more cost effective than owning a concession warehousing network.

MARKETING

         In order to attract customers, we rely on newspaper display advertisements, substantially paid for by film distributors, newspaper directory film schedules, generally paid for by the exhibitor, and internet advertising which has emerged as a strong media source to inform patrons of film titles and show times. Radio and television advertising spots, generally paid for by film distributors, are used to promote certain motion pictures and special events. We also exhibit previews in our theatres of coming attractions and films presently playing on the other screens which we operate in the same theatre or market.

         Additionally, our marketing department focuses on maximizing revenue generating opportunities, which include the following:

         o Advertising. We believe the advertising industry recognizes the value of in-theatre advertising as an important medium due to the demographics of theatre patrons. Recent research has shown that movie audiences have a 78% retention rate for advertisements seen in a movie theatre by a captive audience which exceeds the retention rate for television, radio or print advertising. In order to effectively realize and manage this opportunity, we entered into advertising contracts for rolling stock and screen slide advertising. We deliver advertising through "lights-up" on-screen slide advertising in the auditoriums, audio ads paired with music played throughout the theatre and rolling stock advertisements. We are also exploring additional revenue sources such as digital video monitor advertising, virtual poster cases and third party branding. We are able to offer advertisers national, regional or local coverage in a variety of formats to reach our patrons, which numbered approximately 172.5 million during the year ended December 31, 2002. We currently carry advertising for several large advertisers. We also generate ancillary revenue potential from "imaging" in the lobby, including mini-billboards and displays and distributing coupons and samples to patrons passing through the theatre complex.

         o Sales. We have a sales department to oversee the development and implementation of a comprehensive theatre rental effort. This department is responsible for increasing theatre rental income during periods when the theatre is normally closed. We believe the large lobbies, comfortable seating, big screen and sound capabilities make our theatres an attractive venue to hold corporate events, private parties, private screenings and team building meetings and will generate additional revenues. Our theatres have been used for simulcast concerts, pay-per-view sporting events and cultural events. We believe the trend to use theatre auditoriums for non-film events during non-peak times will increase, which will add revenue and attract new audiences to our theatres while not significantly increasing costs.

INTERNET

         We have successfully used the internet to provide patrons access to movie times, the ability to buy tickets and print their tickets at home. The internet is quickly becoming the primary way to check movie times, replacing the traditional newspaper source. Over time, the internet will allow us to reduce our advertising costs related to newspaper directory advertisements. Patrons may purchase advance tickets from approximately 80 of our North American theatres, with approximately 1,100 screens, and print tickets at home for ten theatres by simply accessing our website at www.cinemark.com. These functions are also currently available to patrons by accessing www.fandango.com.

         Our internet initiatives help improve customer satisfaction, as customers who purchase tickets over the internet are often able to bypass lines at the box office by printing their tickets at home using bar code technology or picking up their tickets at kiosks in the theatre lobby. We were the first major exhibitor to introduce this technology and also the first major exhibitor to make showtimes available for patrons utilizing wireless technology using Personal Digital Assistants (PDA's), also known as Palm(R) hand held computers.

MANAGEMENT INFORMATION SYSTEMS

         We developed our own proprietary point of sale management information system to further enhance our ability to maximize revenues, control costs and efficiently manage our business. This management information system provides corporate management with real-time admissions and concession revenue reports allowing management to make real-time adjustments to movie schedules, extend runs or increase the number of screens on which successful movies are being played and substitute films when gross receipts cease to meet expected goals. Real-time seating and box office information is available to box office personnel, making it possible for theatre management to avoid overselling a particular film and providing faster and more accurate response to customer inquiries regarding showings and available seating. The management information system also tracks concession sales and provides in-theatre inventory reports, leading to better inventory management and control. It also has multiple language capabilities, numerous ticket pricing options, integrates internet ticket sales and has the ability to process credit cards. The system also supports barcode scanners, pole displays, touch screens, credit card readers and other equipment specific to individual country requirements.

COMPETITION

         We are one of the leading motion picture exhibitors in terms of both revenues and the number of screens in operation. We compete against local, national and international exhibitors.

         We are the sole exhibitor in approximately 82% of the film zones in which we operate. In film zones where there is no direct competition, we select those pictures we believe will be the most successful from among those offered to us by distributors. Where there is competition, we usually license films based on an allocation process. We currently operate in 142 first run film zones in North America. Of the 92 theatres we operate outside of North America, approximately 90% of those theatres have no direct competition. The principal competitive factors with respect to film licensing are:

         o        capacity and location of an exhibitor's theatre;

         o        theatre comfort;

         o        quality of projection and sound equipment;

         o        level of customer service; and

         o        licensing terms.

         The competition for customers is dependent upon factors such as the availability of popular films, the location of theatres, the comfort and quality of theatres and ticket prices. Our admission prices at first run and discount theatres are competitive with admission prices of respective competing theatres.

         We also face competition from a number of other motion picture exhibition delivery systems, such as home video, DVD, and network, syndicated and pay-per-view television. We do not believe that these additional distribution channels have adversely affected theatre attendance; however, we can give no assurance that existing or future alternative delivery systems will not have an adverse impact on attendance. We also face competition from other forms of entertainment competing for the public's leisure time and disposable income.

SEASONALITY

         Our revenues have historically been seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, the most successful motion pictures have been released during the summer extending from Memorial Day to Labor Day and during the holiday season extending from Thanksgiving through year-end. The unexpected emergence of a hit film during other periods can alter this seasonality trend. The timing of such film releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or for the same period in the following year. The seasonality of the release of successful films, however, has become less pronounced in recent years with the release of major motion pictures occurring more evenly throughout the year.

EMPLOYEES

         We have approximately 8,300 employees in North America, approximately 10% of whom are full time employees and 90% of whom are part time employees. We have approximately 4,200 employees outside of North America. Approximately 20 North American employees are represented by unions under collective bargaining agreements. Some of our international operations utilize union labor. We regard our relations with our employees as satisfactory. On December 31, 2002, we transferred substantially all of our Texas employees to a wholly-owned subsidiary.

REGULATION

         The distribution of motion pictures is largely regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. We have not been a party to any of such cases, but the manner in which we can license films from certain major film distributors is subject to consent decrees resulting from these cases. Consent decrees bind certain major film distributors and require the films of such distributors to be offered and licensed to exhibitors, including us, on a theatre-by-theatre and film-by-film basis. Consequently, exhibitors cannot assure themselves of a supply of films by entering long-term arrangements with major distributors, but must negotiate for licenses on a film-by-film and theatre-by-theatre basis.

         We are subject to various general regulations applicable to our operations including the Americans with Disabilities Act (the "ADA"). We develop new theatres to be accessible to the disabled and we believe we are in substantial compliance with current regulations relating to accommodating the disabled. Although we believe that our theatres comply with the ADA, we are a party to lawsuits which claim that our handicapped seating arrangements do not comply with the ADA or that we are required to provide captioning for patrons who are deaf or are severely hearing impaired. See Item 3 - Legal Proceedings.

         Our theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship, health and sanitation requirements and licensing.

(d)      Financial Information About Geographic Areas

         We operate in a single business segment as a motion picture exhibitor. We are a multinational corporation with consolidated operations, as of December 31, 2002, in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Colombia and the United Kingdom. See note 15 of the Notes to our Consolidated Financial Statements for information on our revenues and long-lived assets in the U.S. and Canada, Mexico, Brazil and other foreign countries.

(e)      Available Information

         We file reports, information statements and other information, including this Annual Report on Form 10-K, with the Securities and Exchange Commission. Copies of such materials can be obtained by mail from the Public Reference Section of the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. You may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. Additionally, the Securities and Exchange Commission maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

Item 2: Properties

North America

         As of December 31, 2002, we operated 156 theatres, with 1,739 screens, pursuant to leases and own the land and building for 32 theatres, with 476 screens, in North America. During 2002, we opened two new theatres, with 16 screens. Our leases are generally entered into on a long term basis with terms, including renewal options, generally ranging from 20 to 40 years. As of December 31, 2002, approximately 6% of our theatre leases in North America, covering 61 screens, have remaining terms, including optional renewal periods, of less than five years and approximately 79% of our theatre leases in North America, covering 1,507 screens, have remaining terms, including optional renewal periods, of more than 15 years. The leases generally provide for a fixed monthly minimum rent payment, with certain leases also subject to additional percentage rent if a target annual revenue level is achieved. We lease an office building in Plano, Texas for our corporate office. See note 11 of our Notes to Consolidated Financial Statements for information with respect to our lease commitments. On December 31, 2002, we transferred substantially all of our Texas assets and related liabilities (other than indebtedness) to a wholly-owned subsidiary. We periodically review the profitability of each of our North American theatres, particularly those whose lease terms are about to expire, to determine whether to continue its operations.

International

         As of December 31, 2002, we operated 92 theatres, with 816 screens, outside of North America, all of which are leased pursuant to ground or building leases. During 2002, we opened five new theatres, with 42 screens and added two screens to an existing theatre. The leases generally provide for contingent rental based upon operating results (some of which are subject to an annual minimum). Generally, these leases will include renewal options for various periods at stipulated rates. We attempt to obtain lease terms that provide for build-to-suit construction obligations of the landlord. No international leases have remaining terms, including optional renewal periods, of less than five years, and approximately 86% of our international leases, covering 705 screens, have remaining terms, including optional renewal periods, of more than 15 years. We periodically review the profitability of each of our international theatres, particularly those whose lease terms are about to expire, to determine whether to continue its operations.

Item 3: Legal Proceedings

DOJ Litigation

         In March 1999, the Department of Justice filed suit in the U.S. District Court, Northern District of Ohio, Eastern Division, against us alleging certain violations of the ADA relating to our wheelchair seating arrangements and seeking remedial action. An Order granting Summary Judgment to us was issued in November 2001. The Department of Justice has appealed the district court's ruling with the Sixth Circuit Court of Appeals. If we lose this litigation, our financial position, results of operations and cash flows may be materially and adversely affected. We are unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent our potential liability with respect to such proceeding is not material in the aggregate to our financial position, results of operations and cash flows. Accordingly, we have not established a reserve for loss in connection with this proceeding.

Austin, Texas Litigation

         In August 2001, David Wittie, Rona Schnall, Ron Cranston, Jennifer McPhail, Peggy Garaffa and ADAPT of Texas filed suit in the 201st Judicial District Court of Travis County, Texas alleging certain violations of the Human Resources Code, the Texas Architectural Barriers Act, the Texas Accessibility Standards and the Deceptive Trade Practices Act relating to accessibility of movie theatres for patrons using wheelchairs at two theatres located in the Austin, Texas market. The plaintiffs were seeking remedial action and unspecified damages. On February 20, 2003, a jury determined that our theatres located in the Austin, Texas market complied with the Human Resources Code, the Texas Architectural Barriers Act and the Texas Accessibility Standards. The judge granted summary judgment to us with respect to the Deceptive Trade Practices Act. We cannot predict whether the plaintiffs will appeal the jury's decision. If the jury's finding is appealed, we are unable to predict the outcome of this litigation or the range of potential loss; however, management believes that based upon current precedent our potential liability with respect to such proceeding is not material in the aggregate to our financial position, results of operations and cash flows. Accordingly, we have not established a reserve for loss in connection with this proceeding.

Mission, Texas Litigation

         In July 2001, Sonia Rivera-Garcia and Valley Association for Independent Living filed suit in the 93rd Judicial District Court of Hidalgo County, Texas alleging certain violations of the Human Resources Code, the Texas Architectural Barriers Act, the Texas Accessibility Standards and the Deceptive Trade Practices Act relating to accessibility of movie theatres for patrons using wheelchairs at one theatre in the Mission, Texas market. The plaintiffs are seeking remedial action and unspecified damages. We have filed an answer denying the allegations and are vigorously defending this suit. We are unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent our potential liability with respect to such proceeding is not material in the aggregate to our financial position, results of operations and cash flows. Accordingly, we have not established a reserve for loss in connection with this proceeding.

         The plaintiffs in the DOJ litigation, Mission, Texas litigation and Austin, Texas litigation have argued that the theatres must provide wheelchair seating locations with viewing angles to the screen that are at the median or better than all seats in the auditorium. To date, three courts and one jury in a fourth court have rejected that position. In three of the four courts, we were the defendant, and the courts or a jury have found our theatres to comply with the ADA; Lara v. Cinemark USA, Inc., United States Court of Appeals for the Fifth Circuit; United States of America v. Cinemark USA, Inc., United States District Court for the Northern District of Ohio and Wittie v. Cinemark USA, Inc., 201st Judicial District Court of Travis County, Texas. Oregon Paralyzed Veterans of America v. Regal Cinemas, Inc., United States District Court for the District of Oregon, adopted the reasoning established in Lara and granted summary judgment in favor of Regal Cinemas, Inc.

Houston, Texas Litigation

         In May 2002, Robert Todd on behalf of Robert Preston Todd, his minor child and "all individuals who are deaf or are severely hearing impaired" brought this case in the United States District Court for the Southern District of Texas, Houston Division against several movie theatre operators, including, AMC Entertainment, Inc., Regal Entertainment, Inc., Cinemark USA, Inc. and Century Theaters as well as eight movie production companies. The lawsuit alleges violation of Title III of the ADA and the First Amendment to the Constitution of the United States. Plaintiffs seek unspecified injunctive relief, unspecified declaratory relief, unspecified monetary damages (both actual and punitive) and unspecified attorneys' fees. We have denied any violation of law and will vigorously defend against all claims. On March 7, 2003, the federal district judge presiding over the case granted summary judgment to the defendants on the alleged First Amendment violations. We are unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent our potential liability with respect to such proceeding is not material in the aggregate to our financial position, results of operations and cash flows. Accordingly, we have not established a reserve for loss in connection with this proceeding.

United Kingdom Litigation

         In April 2002, the Malthouse Development Company Limited filed a lawsuit in the High Court of Justice, Chancery Division, in England, against Cinemark Theatres UK Limited and Cinemark International, L.L.C., as tenant and guarantor of tenant's obligations, respectively, under a lease for the construction and operation of a movie theatre in Banbury, England. The lease was previously terminated for cause by Cinemark Theatres UK Limited. The Malthouse Development Company Limited is seeking damages for the U.S. dollar equivalent of approximately $1.5 million based on an alleged improper termination. Cinemark Theatres UK Limited and Cinemark International, L.L.C. have filed an answer to the complaint, denying the allegations. We intend to vigorously defend this suit. We are unable to predict the outcome of this litigation or the range of potential loss. We believe, based on the opinion of our barristers and Queen's counsel, that our potential liability with respect to such proceeding is not material in the aggregate to our financial position, results of operations and cash flows. Accordingly, we have not established a reserve for loss in connection with this proceeding.

         From time to time, we are involved in other various legal proceedings arising from the ordinary course of our business operations, such as personal injury claims, employment matters and contractual disputes, most of which are covered by insurance. We believe our potential liability with respect to proceedings currently pending is not material in the aggregate to our financial position, results of operations and cash flows.

Item 4: Submission of Matters to a Vote of Security Holders

         There have not been any matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.


                                     PART II

Item 5: Market for Registrant's Common Equity and Related Shareholder's Matters

         There is no established public trading market for our common stock. As of December 31, 2002, there was one holder of record of our common stock. We have not paid dividends on our common stock and do not expect to pay dividends on our common stock in the foreseeable future. Our senior subordinated notes indentures and new senior secured credit facility contain restrictions on our ability to pay dividends on our common stock.

Item 6: Selected Financial Data

         The following tables set forth our selected consolidated financial data for the periods and at the dates indicated for each of the five most recent years ended December 31, 2002. Certain reclassifications have been made to the 1998, 1999, 2000 and 2001 financial statements to conform to the 2002 presentation. You should read the selected consolidated financial and operating data set forth below in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and with our Consolidated Financial Statements and related notes and schedules thereto, appearing elsewhere in this report.

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

                                                                             YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------------------
                                                       1998             1999           2000            2001            2002
                                                   ------------    ------------    ------------    ------------    ------------
                                                                  (IN THOUSANDS, EXCEPT THEATRES AND SCREEN DATA)
STATEMENT OF OPERATIONS DATA
  (CONSOLIDATED):
   Revenues ....................................   $    571,219    $    712,604    $    786,264    $    853,658    $    939,265
   Theatre operating costs .....................        371,979         463,673         504,519         531,967         574,616
   Facility lease expense ......................         61,281          89,808         108,489         114,737         116,303
   General and administrative expenses .........         32,947          34,833          39,013          42,690          48,220
   Depreciation and amortization ...............         37,197          53,269          66,111          73,544          66,893
   Asset impairment loss .......................          9,950           3,720           3,872          20,723           3,869
   (Gain) loss on sale of assets and other .....         (2,266)          2,420             912          12,408             470
                                                   ------------    ------------    ------------    ------------    ------------
   Total expenses ..............................        511,088         647,723         722,916         796,069         810,371
                                                   ------------    ------------    ------------    ------------    ------------

   Operating income ............................         60,131          64,881          63,348          57,589         128,894
   Interest expense(1) .........................         43,014          59,867          74,037          70,931          57,793
   Income (loss) before cumulative
     effect of an accounting change ............         11,009           4,004         (10,423)         (4,021)         38,967
   Net income (loss)(2).........................         11,009           1,035         (10,423)         (4,021)         35,577
                                                   ============    ============    ============    ============    ============

OTHER FINANCIAL DATA (CONSOLIDATED):
   EBITDA(3) ...................................   $    107,457    $    128,233    $    141,978    $    169,980    $    205,031
   Ratio of earnings to fixed charges(4) .......          1.27x           1.04x              --              --           1.70x
   Cash flow from (used for):
      Operating activities .....................   $     66,570    $     92,102    $     54,796    $     87,122    $    150,119
      Investing activities .....................       (248,543)       (223,044)        (94,886)        (33,799)        (34,750)
      Financing activities .....................        175,907         114,927          51,280         (21,513)        (96,140)
   Capital expenditures ........................        387,906         248,371         113,081          40,352          38,032
(RESTRICTED GROUP):(5)
   EBITDA(3) ...................................   $    108,024    $    122,858    $    127,321    $    143,571    $    173,410

BALANCE SHEET DATA (CONSOLIDATED):
   Cash and cash equivalents ...................   $     25,646    $      8,872    $     19,840    $     50,199    $     63,719
   Theatre properties and equipment--net .......        749,692         933,959         950,135         866,406         791,731
   Total assets ................................        882,673       1,041,861       1,060,576         996,544         916,814
   Total long-term debt, including current
     portion ...................................        631,649         778,413         810,323         780,956         692,587
   Shareholder's equity ........................         75,800          63,851          48,910          25,337          27,765
(RESTRICTED GROUP):(5)
   Total long-term debt, including current
     portion ...................................   $    609,511    $    716,172    $    677,515    $    674,217    $    596,875

                                                                             YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------------------
                                                       1998             1999           2000            2001            2002
                                                   ------------    ------------    ------------    ------------    ------------
                                                                  (IN THOUSANDS, EXCEPT THEATRES AND SCREEN DATA)
OPERATING DATA:
   North America(6)
      Theatres operated (at period end)  .......            173             185             190             188             188
      Screens operated (at period end) .........          1,813           2,102           2,217           2,217           2,215
      Total attendance .........................         85,693          90,996          92,425         100,022         111,959
   International(7)
      Theatres operated (at period end)  .......             38              69              80              88              92
      Screens operated (at period end) .........            367             606             695             783             816
      Total attendance .........................         20,875          39,938          46,152          53,853          60,499
   Worldwide(6)(7)
      Theatres operated (at period end)  .......            211             254             270             276             280
      Screens operated (at period end) .........          2,180           2,708           2,912           3,000           3,031
      Total attendance .........................        106,568         130,934         138,577         153,875         172,458
   Restricted Group(5)(6)(7)
      Theatres operated (at period end) ........            209             214             217             218             221
      Screens operated (at period end) .........          2,141           2,374           2,413           2,451           2,475
      Total attendance .........................        105,487         110,316         111,346         115,355         127,888

----------

(1) Includes amortization of debt issue cost and excludes capitalized interest of $4.4 million, $4.3 million, $0.6 million and $0.2 million in 1998, 1999, 2000 and 2001, respectively.

(2) In 1999, a cumulative effect of a change in accounting principle charge of $3.0 million (net of tax benefit) was recorded in connection with the adoption of Statement of Position (SOP) 98-5 requiring start-up activities and organization costs to be expensed as incurred. In 2002, a cumulative effect of a change in accounting principle charge of $3.4 million (net of tax benefit) was recorded as a transitional impairment adjustment in connection with the adoption of Statement of Financial Accounting Standards No. 142 requiring that goodwill and other intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually. Net income for the year ended December 31, 2002 includes a non-recurring write-off of $3.1 million of fees (before tax) associated with the proposed initial public offering of our parent, Cinemark, Inc., the closing of which was postponed due to unfavorable market conditions.

(3) EBITDA represents operating income before depreciation and amortization, asset impairment loss, (gain) loss on sale of assets and other, changes in deferred lease expense and accrued and unpaid compensation expense relating to any stock option plans. EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net income or operating income as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (as determined in accordance with GAAP). EBITDA may not be comparable to similarly titled measures reported by other companies. EBITDA is defined in our senior subordinated notes indentures. EBITDA for the year ended December 31, 2002 includes a non-recurring write-off of $3.1 million of fees (before tax) associated with the proposed initial public offering of our parent, Cinemark, Inc., the closing of which was postponed due to unfavorable market conditions.

         The following table sets forth the reconciliation of operating income to EBITDA.

                                                                             YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------------------------
                                                       1998            1999           2000           2001           2002
                                                   ------------    ------------   ------------   ------------   ------------
                                                                                 (IN THOUSANDS)
(CONSOLIDATED):
   Operating income ............................   $     60,131    $     64,881   $     63,348   $     57,589   $    128,894
   Add (deduct):
      Depreciation and amortization ............         37,197          53,269         66,111         73,544         66,893
      Asset impairment loss ....................          9,950           3,720          3,872         20,723          3,869
      (Gain) loss on sale of assets and
        other ..................................         (2,266)          2,420            912         12,408            470
      Deferred lease expenses ..................          1,594           2,885          6,810          4,702          3,802
      Stock option compensation ................            851           1,058            925          1,014          1,103
                                                   ------------    ------------   ------------   ------------   ------------
   EBITDA ......................................   $    107,457    $    128,233   $    141,978   $    169,980   $    205,031
                                                   ============    ============   ============   ============   ============
   (RESTRICTED GROUP):(5)
   Operating income ............................   $     66,014    $     69,230   $     63,147   $     53,904   $    114,195
   Add (deduct):
      Depreciation and amortization ............         32,606          43,461         52,811         58,847         52,402
      Asset impairment loss ....................          9,950           3,720          3,872         19,011          2,377
      (Gain) loss on sale of assets and
        other ..................................         (2,590)          2,792            813          6,878            202
      Deferred lease expenses ..................          1,193           2,597          5,753          3,917          3,131
      Stock option compensation ................            851           1,058            925          1,014          1,103
                                                   ------------    ------------   ------------   ------------   ------------
   EBITDA ......................................   $    108,024    $    122,858   $    127,321   $    143,571   $    173,410
                                                   ============    ============   ============   ============   ============


----------

(4) For the purposes of calculating the ratio of earnings to fixed charges, earnings consist of income (loss) before taxes and cumulative effect of an accounting change plus fixed charges excluding capitalized interest. Fixed charges consist of interest expense, capitalized interest, amortization of debt issue cost and that portion of rental expense which we believe to be representative of the interest factor. For the years ended December 31, 2000 and 2001, earnings were insufficient to cover fixed charges by $10.4 million and $17.9 million, respectively.

(5) The restrictive covenants in the senior subordinated indentures apply only to Cinemark USA, Inc. and its restricted subsidiaries (the "Restricted Group"). This data presents certain information with respect to the Restricted Group only. See the supplemental schedules to our consolidated financial statements, appearing elsewhere in this report.

(6) The data as of period end 1998, 1999, 2000, 2001 and 2002 excludes certain theatres operated by the Company in North America pursuant to management agreements that are not part of our consolidated operations.

(7) The data as of period end 1998, 1999, 2000, 2001 and 2002 excludes certain theatres operated internationally through our affiliates that are not part of our consolidated operations.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes and schedules included elsewhere in this report.

REVENUES AND EXPENSES

         We generate revenues primarily from box office receipts, concession sales and screen advertising sales. Revenues are recognized when admissions and concession sales are received at the box office and screen advertising is shown at the theatres. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the commercial appeal of the films released during the year reported. We generate additional revenues related to theatre operations from vendor marketing programs, pay phones, ATM machines and electronic video games installed in video arcades located in some of our theatres.

         Film rentals and advertising, concession supplies and salaries and wages vary directly with changes in revenues. Film rental costs are accrued based on the applicable box office receipts and either the mutually agreed upon firm terms or estimates of the final settlement depending upon the film licensing arrangement. Advertising costs borne by us, which are expensed as incurred, are primarily fixed at the theatre level as daily movie directories placed in newspapers represent the largest component of advertising costs. The monthly cost of these ads is based on, among other things, the size of the directory and the frequency and size of the newspaper's circulation. We purchase concession supplies to replace units sold. Although salaries and wages include a fixed component of cost (i.e. the minimum staffing cost to operate a theatre facility during non-peak periods), salaries and wages move in relation to revenues as theatre staffing is adjusted to handle attendance volume.

         Facility lease expense is primarily a fixed cost at the theatre level as our facility leases generally require a fixed monthly minimum rent payment. Facility lease expense as a percentage of revenues is also affected by the number of leased versus fee owned facilities.

         Utilities and other costs include certain costs that are fixed such as property taxes, certain costs which are variable such as liability insurance, and certain costs that possess both fixed and variable components such as utilities, repairs and maintenance and security services.

CRITICAL ACCOUNTING POLICIES

         We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue and Expense Recognition

         Revenues are recognized when admissions and concession sales are received at the box office and screen advertising is shown at the theatres. Film rental costs are accrued based on the applicable box office receipts and either the mutually agreed upon firm terms or estimates of the final settlement depending on the film licensing arrangement. Estimates are made based on the expected success of a film over the length of its run. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known at the time the estimate is made and the expected success of a film over the length of its run can typically be estimated early in the film's run. The final film settlement amount is negotiated at the conclusion of the film's run based upon how a film actually performs. If actual settlements are higher than those estimated, additional film rental costs are recorded at that time. When participating in co-operative advertising, we share the total advertising costs to promote a film with the film distributor on a negotiated basis and our advertising expenses are presented net of the portion of advertising costs shared with distributors. We recognize advertising costs and any sharing arrangements with film distributors in the same accounting period. Advertising costs borne by us are expensed as incurred.

Deferred Revenues

         Advances collected on long-term screen advertising and concession contracts are recorded as deferred revenues. The advances collected on screen advertising contracts are recognized as other revenues in the period earned based primarily on our attendance counts or screenings depending on the agreements. The period when we recognize revenues may differ from the period the advance was collected. The advances collected on concession contracts are recognized as a reduction to concession supplies expense in the period earned which may differ from the period the advance was collected.

Asset Impairment Loss

         We review long-lived assets, including goodwill, for impairment in conjunction with the preparation of our quarterly consolidated financial statements and whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We assess many factors including the following to determine whether to impair individual theatre assets:

         o        actual theatre level cash flow;

         o        future years budgeted theatre level cash flow;

         o        theatre property and equipment values;

         o        goodwill values;

         o        competitive theatres in the marketplace;

         o theatre operating cash flows compared to annual long-term lease payments;

         o        the sharing of a market with our other theatres;

         o        the age of a recently built theatre; and

         o other factors in our assessment of impairment of individual theatre assets.

         Assets are evaluated for impairment on an individual theatre basis or a group of theatres that share the same marketplace, which our management believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from theatres from continuing use through the remainder of the theatre's useful life. The remainder of the useful life correlates with the available remaining lease period for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover an asset's carrying amount, the asset is written down to its estimated fair value. Additional impairment charges may be required in the future if actual future cash flows differ from those we estimate in the impairment evaluation.

RESULTS OF OPERATIONS

         Set forth below is a summary of operating revenues and expenses, certain income statement items expressed as a percentage of revenues, average screen count and revenues per average screen for the three most recent years ended December 31, 2000, 2001 and 2002.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------------
                                                                             2000             2001             2002
                                                                         ------------     ------------     ------------
OPERATING DATA (IN MILLIONS)(1):
   Revenues:
      Admissions .....................................................   $      511.3     $      548.9     $      597.4
      Concession .....................................................          235.7            257.6            292.8
      Other ..........................................................           39.3             47.2             49.1
                                                                         ------------     ------------     ------------
         Total revenues ..............................................   $      786.3     $      853.7     $      939.3
                                                                         ============     ============     ============

   Cost of operations:
      Film rentals and advertising ...................................   $      278.4     $      295.0     $      321.8
      Concession supplies ............................................           42.0             44.9             50.7
      Salaries and wages .............................................           86.7             90.8             97.3
      Facility lease expense .........................................          108.5            114.7            116.3
      Utilities and other ............................................           97.4            101.3            104.8
                                                                         ------------     ------------     ------------
         Total cost of operations ....................................   $      613.0     $      646.7     $      690.9
                                                                         ============     ============     ============

OPERATING DATA AS A PERCENTAGE OF TOTAL REVENUES(1):
   Revenues:
      Admissions .....................................................           65.0%            64.3%            63.6%
      Concession .....................................................           30.0             30.2             31.2
      Other ..........................................................            5.0              5.5              5.2
                                                                         ------------     ------------     ------------
         Total revenues ..............................................          100.0            100.0            100.0

   Cost of operations:
      Film rentals and advertising(2) ................................           54.4             53.7             53.9
      Concession supplies(2) .........................................           17.8             17.4             17.3
      Salaries and wages .............................................           11.0             10.6             10.4
      Facility lease expense .........................................           13.8             13.4             12.4
      Utilities and other ............................................           12.4             11.9             11.2
         Total cost of operations ....................................           77.9             75.8             73.6

   General and administrative expenses ...............................            5.0              5.0              5.1
   Depreciation and amortization .....................................            8.4              8.6              7.1
   Asset impairment loss .............................................            0.5              2.4              0.4
   Loss on sale of assets and other ..................................            0.1              1.5              0.1
   Operating income ..................................................            8.1              6.7             13.7
   Interest expense(3) ...............................................            9.4              8.3              6.2
   Income taxes (benefit) ............................................            0.0             (1.7)             3.1
   Income (loss) before cumulative effect of an accounting change ....           (1.3)            (0.5)             4.1
   Net income (loss) .................................................           (1.3)            (0.5)             3.8
   Average screen count (month end average) ..........................          2,813            2,954            3,015
                                                                         ------------     ------------     ------------
   Revenues per average screen .......................................   $    279,541     $    288,961     $    311,555
                                                                         ============     ============     ============

----------

(1) Certain reclassifications have been made to the 2000 and 2001 financial statements to conform to the 2002 presentation.

(2) All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues, and concession supplies, which are expressed as a percentage of concession revenues.

(3) Includes amortization of debt issue cost and excludes capitalized interest of $0.6 million and $0.2 million in 2000 and 2001, respectively.


COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

         Revenues. Revenues in 2002 increased to $939.3 million from $853.7 million in 2001, a 10.0% increase. The increase in revenues is primarily attributable to a 12.1% increase in attendance resulting from stronger film product in 2002. Revenues per average screen increased 7.8% to $311,555 for 2002 from $288,961 for 2001.

         Cost of Operations. Cost of operations, as a percentage of revenues, decreased to 73.6% in 2002 from 75.8% in 2001. The decrease is primarily related to the 10.0% increase in revenues and our ability to effectively control our theatre operating costs (some of which are of a fixed nature). The decrease as a percentage of revenues resulted from a decrease in facility lease expense as a percentage of revenues to 12.4% in 2002 from 13.4% in 2001, a decrease in utilities and other costs as a percentage of revenues to 11.2% in 2002 from 11.9% in 2001, a decrease in salaries and wages as a percentage of revenues to 10.4% in 2002 from 10.6% in 2001, a decrease in concession supplies as a percentage of concession revenues to 17.3% in 2002 from 17.4% in 2001, partially offset by an increase in film rentals and advertising as a percentage of admissions revenues to 53.9% in 2002 from 53.7% in 2001 as a result of stronger film product in 2002.

         General and Administrative Expenses. General and administrative expenses, as a percentage of revenues, increased to 5.1% in 2002 from 5.0% in 2001. General and administrative expenses increased to $48.2 million for 2002 from $42.7 million for 2001. The increase is primarily related to the write-off of $3.1 million of legal, accounting and other professional fees and costs associated with our parent company, Cinemark, Inc.'s, proposed initial public offering which was subsequently postponed due to unfavorable market conditions.

         Depreciation and Amortization. Depreciation and amortization decreased to $66.9 million in 2002 from $73.5 million in 2001. Depreciation and amortization as a percentage of revenues decreased to 7.1% in 2002 from 8.6% in 2001. The decrease is partially related to the January 1, 2002 adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 which required that goodwill and other intangible assets with indefinite useful lives no longer be amortized. The decrease is also related to a reduction in the depreciable basis of properties and equipment resulting from the devaluation in foreign currencies (primarily in Argentina, Mexico and Brazil) and the decline in new construction.

         Asset Impairment Loss. We recorded asset impairment charges of $3.9 million in 2002 and $20.7 million in 2001 related to assets held for use. The asset impairment charges recorded in 2002 related to a $0.6 million write-down to fair value of goodwill associated with our Argentina operations, a $0.2 million write-down to fair value of one theatre property associated with our El Salvador operations, a $1.3 million write-down to fair value of one theatre property associated with our Chile operations and a $1.8 million write-down to fair value of two theatre properties and one real estate parcel in the U.S. All of the impairment charges recorded in 2001 were in the U.S. except for a $1.7 million write-down to fair value of one theatre property associated with our Brazil operations. In accordance with SFAS No. 144 and SFAS No. 121, we wrote down these assets to their estimated fair value in 2002 and 2001, respectively.

         Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $0.5 million in 2002 and $12.4 million in 2001. Included in loss on sale of assets and other in 2001 is a charge of $7.2 million to write down one property to be disposed of in the U.S. to fair value and a charge of $1.5 million to write down one property to be disposed of in Argentina to fair value.

         Interest Expense. Interest costs incurred, including amortization of debt issue cost, decreased 18.5% to $57.8 million in 2002 from $70.9 million in 2001. The decrease in interest costs incurred during 2002 was due principally to a decrease in average debt outstanding under our credit facility and the lower interest rates on our variable rate debt facilities.

         Income Taxes (Benefit). Income tax expense of $29.2 million was recorded in 2002 as compared to an income tax benefit of $14.1 million in 2001. Our effective tax rate for 2002 was 42.8% as compared to 77.8% in 2001. The change in the effective tax rate is mainly due to the recognition of the Mexico deferred tax asset in 2001.

         Income (Loss) Before Cumulative Effect of an Accounting Change. Income
(loss) before cumulative effect of an accounting change increased to $39.0 million for 2002 from $(4.0) million for 2001 primarily as a result of the 10.0% increase in revenues and the decrease in interest expense and depreciation and amortization expense in 2002 in comparison with 2001.

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

         Cost of Operations. Cost of operations, as a percentage of revenues, decreased to 75.8% in 2001 from 77.9% in 2000. The decrease as a percentage of revenues resulted from a decrease in film rentals and advertising as a percentage of admissions revenues to 53.7% in 2001 from 54.4% in 2000 resulting from reduced advertising and promotion costs, a decrease in concession supplies as a percentage of concession revenues to 17.4% in 2001 from 17.8% in 2000 resulting from lower concession procurement costs and increased concession volume rebates, a decrease in salaries and wages as a percentage of revenues to 10.6% in 2001 from 11.0% in 2000, a decrease in facility lease expense as a percentage of revenues to 13.4% in 2001 from 13.8% in 2000 and a decrease in utilities and other costs as a percentage of revenues to 11.9% in 2001 from 12.4% in 2000.

         General and Administrative Expenses. General and administrative expenses, as a percentage of revenues, of 5.0% in 2001 remained consistent with 2000. General and administrative expenses increased to $42.7 million for 2001 from $39.0 million for 2000 due to costs, primarily salaries and wages, associated with our international expansion program and increased accrued bonus expense.

         Depreciation and Amortization. Depreciation and amortization as a percentage of revenues increased to 8.6% in 2001 from 8.4% in 2000. The increase is primarily related to depreciation on new additions and previously classified construction-in-progress assets that were placed in service in 2001.

         Asset Impairment Loss. We recorded asset impairment charges of $20.7 million in 2001 and $3.9 million in 2000 pursuant to SFAS No. 121 related to assets held for use. All of the impairment charges recorded in 2001 and 2000 were in the U.S. except for an impairment charge of $1.7 million recorded in Brazil in 2001. In accordance with SFAS No. 121, we wrote down these assets to their estimated fair value.

         Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $12.4 million in 2001 and $0.9 million in 2000. Included in loss on sale of assets and other in 2001 is a charge of $7.2 million to write down one property to be disposed of in the U.S. to fair value and a charge of $1.5 million to write down one property to be disposed of in Argentina to fair value.

         Interest Expense. Interest costs incurred, including amortization of debt issue cost, decreased 4.2% to $70.9 million in 2001 from $74.0 million in 2000. The decrease in interest costs incurred during 2001 was due principally to a decrease in average debt outstanding under our credit facility and lower interest rates on our variable rate debt facilities.

         Income Taxes (Benefit). An income tax benefit of $14.1 million was recorded in 2001 in comparison with income tax expense of $0.3 million in 2000. Our effective tax rate for 2001 increased to 77.8% from (2.5)% in 2000. The change in the effective tax rate was mainly due to inflation adjustments on foreign assets and the benefit for state loss carryforwards.

         Loss Before Cumulative Effect of an Accounting Change. Loss before cumulative effect of an accounting change decreased to $4.0 million for 2001 from $10.4 million for 2000 primarily due to the income tax benefit recorded in 2001.

INFLATION AND FOREIGN CURRENCY

         We export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. Principally all the revenues and operating expenses of our international subsidiaries are transacted in the country's local currency.

         Generally accepted accounting principles in the U.S. require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiary operates in a highly inflationary economy, generally accepted accounting principles in the U.S. require that the U.S. dollar be used as the functional currency for the subsidiary. We must report foreign currency fluctuations as foreign currency exchange gains (losses) or cumulative foreign currency translation adjustments relating to our international subsidiaries depending on the inflationary environment of the country in which the subsidiary operates.

         The accumulated other comprehensive loss account in shareholder's equity of $89,793,460 and $55,541,300 at December 31, 2002 and December 31, 2001, respectively, primarily relates to the cumulative foreign currency adjustments from translating the financial statements of Cinemark Argentina, S.A., Cinemark Brasil S.A. and Cinemark de Mexico, S.A. de C.V. into U.S. dollars.

         For the first eight months of 2000, we were required to utilize the U.S. dollar as the functional currency of Cinemark del Ecuador, S.A. for U.S. reporting purposes in place of the sucre due to the highly inflationary economy of Ecuador. Thus, devaluations in the sucre during the first eight months of 2000 that affected our investment in Ecuador were charged to foreign currency exchange gain (loss) rather than to the accumulated other comprehensive loss account as a reduction of shareholder's equity. A foreign currency exchange gain of $32,300 was recognized in 2000 and is included in other income (expense). In September 2000, the country of Ecuador officially switched to the U.S. dollar as its official currency, thereby eliminating any foreign currency exchange gain
(loss) from operations in Ecuador on a going forward basis. At December 31, 2002, the total assets of Cinemark del Ecuador, S.A. were approximately US $4 million.

         For the majority of 2001, Argentina utilized the peso as its functional currency with it pegged at a rate of 1.0 peso to the U.S. dollar. As a result of economic turmoil which began in December 2001, the Argentine government announced several restrictions on currency conversions and transfers of funds abroad in early January 2002. The Argentine government ended the peso-dollar parity regime and established a dual exchange rate system, with a "commercial rate" and a "market rate". The commercial rate of 1.4 pesos to the U.S. dollar was to be utilized to settle all exports and certain essential imports. The market rate traded for the first time on January 11, 2002 and closed at a rate of 1.7 pesos to the U.S. dollar. As a result, the effect of translating the December 31, 2001 peso balances for assets and liabilities into U.S. dollars at the first known free-floating market rate as of January 11, 2002 (1.7 pesos to the U.S. dollar) is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction of shareholder's equity of approximately $19 million at December 31, 2001. Income and expense accounts from January through November 2001 were converted into U.S. dollars at the exchange rate of 1.0 peso to the U.S. dollar and income and expense accounts in December 2001 were converted into U.S. dollars at the rate of 1.7 pesos to the U.S. dollar. On January 14, 2002, the Argentine government unified the commercial rate and the market rate into one floating rate which is presently in use. At December 31, 2002, the floating rate was 3.4 pesos to the U.S. dollar. As a result, the effect of translating the 2002 Argentine financial statements into U.S. dollars was approximately $13 million which is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an additional reduction of shareholder's equity. At December 31, 2002, the total assets of Cinemark Argentina, S.A. were approximately U.S. $14 million.

         On December 31, 2002, the exchange rate for the Brazilian real was 3.5 reais to the U.S. dollar (the exchange rate was 2.3 reais to the U.S. dollar at December 31, 2001). As a result, the effect of translating the 2002 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an additional reduction of shareholder's equity of approximately $9 million at December 31, 2002. At December 31, 2002, the total assets of Cinemark Brasil S.A. were approximately U.S. $47 million.

         On December 31, 2002, the exchange rate for the Mexican peso was 10.4 pesos to the U.S. dollar (the exchange rate was 9.2 pesos to the U.S. dollar at December 31, 2001). As a result, the effect of translating the 2002 Mexican financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an additional reduction of shareholder's equity of approximately $10.5 million at December 31, 2002. At December 31, 2002, the total assets of Cinemark de Mexico, S.A. de C.V. were approximately U.S. $88 million.

         In 2001 and 2002, all foreign countries where we have operations, including Argentina, Brazil, Mexico and Ecuador were deemed non-highly inflationary. Thus, any fluctuation in the currency results in our recording a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase or reduction to shareholder's equity.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

         We primarily collect our revenues in cash, mainly through box office receipts and the sale of concession supplies. We are expanding the number of theatres that provide the patron a choice of using a credit card, in place of cash, which we convert to cash in approximately three to four days. Because our revenues are received in cash prior to the payment of related expenses, we have an operating "float" and historically have not required traditional working capital financing. We typically operate with a negative working capital position for our ongoing theatre operations throughout the year, primarily because of the lack of significant inventory and accounts receivable. Cash flow provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, amounted to $54.8 million, $87.1 million and $150.1 million in 2000, 2001 and 2002, respectively.

Investing Activities

         Our investing activities have been principally related to the development and acquisition of additional theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our credit facility. Cash flow used for investing activities, as reflected in the Consolidated Statements of Cash Flows, amounted to $94.9 million, $33.8 million and $34.7 million in 2000, 2001 and 2002, respectively.

         We are continuing to expand our U.S. theatre circuit. In 2002, we opened two new theatres with 16 screens. As of March 17, 2003, we have signed commitments for eight new theatres with 100 screens and a five screen expansion to an existing theatre scheduled to open in the U.S. in 2003 and thereafter. We estimate the remaining capital expenditures for the development of these 105 screens in the U.S. will be approximately $40 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities. We plan to fund capital expenditures for our continued development from cash flow from operations, borrowings under our credit facility, subordinated note borrowings, proceeds from sale leaseback transactions and/or sales of excess real estate. Additionally, we may from time to time, subject to compliance with our debt instruments, purchase on the open market our debt securities depending upon the availability and prices of such securities.

         We are also continuing to expand our international theatre circuit. In 2002, we opened five new theatres with 42 screens and added two additional screens to an existing theatre. As of March 17, 2003, we have five new theatres with 32 screens and a two screen expansion to an existing theatre scheduled to open in international markets in 2003 and thereafter. We estimate the remaining capital expenditures for the development of these 34 screens in international markets will be approximately $15 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities. We anticipate that investments in excess of available cash will be funded by us or by debt or equity financing to be provided by third parties directly to our subsidiaries.

Financing Activities

         Cash flow provided by (used for) financing activities amounted to $51.3 million, $(21.5) million and $(96.1) million in 2000, 2001 and 2002, respectively.

         As of December 31, 2002, our long-term debt obligations, capital lease obligations and future minimum lease obligations under non-cancelable operating leases for each period indicated are summarized as follows:

                             PAYMENTS DUE BY PERIOD
                                  (IN MILLIONS)

                                                           LESS THAN                                      AFTER 5
          CONTRACTUAL OBLIGATIONS              TOTAL         1 YEAR        1-3 YEARS      4-5 YEARS        YEARS
----------------------------------------   ------------   ------------   ------------   ------------   ------------
Long-term debt .........................   $      692.6   $       30.2   $      260.3   $       21.9   $      380.2
Capital lease obligations ..............            0.2            0.2             --             --             --
Operating lease obligations ............        1,461.2          100.0          207.0          206.7          947.5

         As of December 31, 2002, we were in full compliance with all agreements governing our outstanding debt.

NEW SENIOR SUBORDINATED NOTES ISSUANCE

         On February 11, 2003, we issued $150 million of 9% Senior Subordinated Notes due 2013. Interest is payable on February 1 and August 1 of each year, beginning on August 1, 2003. The notes will mature on February 1, 2013. The net proceeds of $145.9 million from the issuance of the 9% Senior Subordinated Notes were used to repay a portion of our existing credit facility.

         We may redeem all or part of the notes on or after February 1, 2008. Prior to February 1, 2006, we may redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings.

         The notes are general, unsecured obligations, are subordinated to our senior debt, and rank pari passu with our existing senior subordinated debt. The notes are guaranteed by certain of our domestic subsidiaries. The guarantees are subordinated to the senior debt of the subsidiary guarantors and rank pari passu with the senior subordinated debt of our guarantor subsidiaries. The notes are effectively subordinated to the indebtedness and other liabilities of the Company's non-guarantor subsidiaries.

         We and our subsidiary guarantors have agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange the notes for publicly tradeable notes having substantially identical terms. In addition, we may be required to file a shelf registration statement covering resales of the notes by holders of the notes. The notes are expected to be designated for trading in the Private Offering, Resales and Trading Automatic Linkages (PORTAL(SM)) Market.

SENIOR SUBORDINATED NOTES

         As of March 17, 2003, we have outstanding four issues of senior subordinated notes: (1) $200 million in 9-5/8% Series B Senior Subordinated Notes due 2008; (2) $75 million in 9-5/8% Series D Senior Subordinated Notes due 2008; (3) $105 million in 8-1/2% Series B Senior Subordinated Notes due 2008; and (4) $150 million in 9% Senior Subordinated Notes due 2013. Interest in each issue is payable semi-annually on February 1 and August 1 of each year.

         The indentures governing the senior subordinated notes contain covenants that limit, among other things, dividends, transactions with affiliates, investments, sale of assets, mergers, repurchases of our capital stock, liens and additional indebtedness. Upon a change of control, we would be required to make an offer to repurchase the senior subordinated notes at a price equal to 101% of the principal amount outstanding plus accrued and unpaid interest through the date of repurchase. The indentures governing the senior subordinated notes allow us to incur additional indebtedness if we satisfy the coverage ratio specified in each indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.

         The senior subordinated notes are general unsecured obligations subordinated in right of payment to the credit agreement or other senior indebtedness. Generally, if we are in default under the senior credit facility and other senior indebtedness, we would not be allowed to make payments on the senior subordinated notes until the defaults have been cured or waived. If we fail to make any payments when due or within the applicable grace period, we would be in default under the indentures governing the senior subordinated notes.

         The 9% Senior Subordinated Notes due 2013 are guaranteed by certain of our domestic subsidiaries. We intend to cause all guarantors of the 9% Senior Subordinated Notes due 2013 to become guarantors of the other senior subordinated notes on a senior subordinated basis.

NEW SENIOR SECURED CREDIT FACILITY

         On February 14, 2003, we entered into a new senior secured credit facility consisting of a $75 million revolving credit line and a $125 million term loan with Lehman Commercial Paper, Inc. for itself and as administrative agent for a syndicate of lenders. The new credit facility provides for incremental term loans of up to $100 million. The new credit facility is guaranteed by the guarantors of the new senior subordinated notes and is secured by mortgages on certain fee and leasehold properties and security interests on certain personal and intangible property, including without limitation, pledges of all of the capital stock of certain domestic subsidiaries and 65% of the voting stock of certain of our foreign subsidiaries.

         We used the borrowings under the new credit facility to repay in full the existing credit facility and the existing Cinema Properties Facility.

         Borrowings under the revolving credit line bear interest, at our option, at: (A) a margin of 2.00% per annum plus a "base rate" equal to the higher of (i) the prime lending rate as set forth on the British Banking

Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, or (B) a "eurodollar rate" equal to the rate at which eurodollar deposits are offered in the interbank eurodollar market for terms of one, two, three or six, or (if available to all lenders in their sole discretion) nine or twelve months, as selected by us, plus a margin of 3.00% per annum. After the closing date, the margin applicable to base rate loans will range from 1.25% per annum to 2.00% per annum and the margin applicable to eurodollar rate loans will range from 2.25% per annum to 3.00% per annum based upon our achieving certain ratios of debt to consolidated EBITDA (as defined in the new credit facility).

         The term loan bears interest, at our option, at (A) the base rate plus a margin of 1.75% or (B) the eurodollar rate plus a margin of 2.75%.

         The term of the revolving credit line is five years. The term loan matures on March 31, 2008, or March 31, 2009, if the maturity of our existing senior subordinated debt due on August 2008 is extended beyond September 30, 2009.

         Under the new credit facility, we are required to maintain specified levels of fixed charge coverage and set limitations on our leverage ratios. We are limited in our ability to pay dividends and in our ability to incur additional indebtedness and liens and, following the issuance of certain types of indebtedness or the disposition of assets, subject to certain exceptions, we would be required to apply certain of the proceeds to repay amounts outstanding under the credit facility. The new credit facility also contains certain other covenants and restrictions customary in credit agreements of this kind.

CINEMARK USA REVOLVING CREDIT FACILITY

         In February 1998, we entered into a reducing revolving credit facility with a group of banks for which Bank of America, N.A. acts as administrative agent. The credit facility provided for an initial commitment of $350 million which is automatically reduced each quarter by 2.5%, 3.75%, 5.0%, 6.25% and 6.25% of the aggregate $350 million in 2001, 2002, 2003, 2004 and 2005, respectively, until maturity in 2006. As of December 31, 2002, the aggregate commitment available to us is $262.5 million. Borrowings under the credit facility are secured by a pledge of all of the stock of Cinemark USA, Inc. and 65% of the stock of our Mexican subsidiaries and by guarantees from material subsidiaries. The credit facility required us to maintain certain financial ratios; restricts the payment of dividends, payment of subordinated debt prior to maturity and issuance of preferred stock and other indebtedness; and contains other restrictive covenants typical for agreements of this type. Funds borrowed pursuant to the credit facility bear interest at a rate per annum equal to the Offshore Rate or the Base Rate, as the case may be, plus the Applicable Margin (as defined in the credit facility). As of December 31, 2002, we had $189 million outstanding under the credit facility and the effective interest rate on such borrowings was 2.8% per annum. We prepaid a portion of the indebtedness outstanding under the credit facility on February 11, 2003 with the net proceeds of our new senior subordinated notes issuance. The credit facility was repaid in full on February 14, 2003 from the net proceeds of our new senior secured credit facility entered into with Lehman Commercial Paper, Inc. for itself and as administrative agent for a syndicate of lenders.

CINEMARK MEXICO REVOLVING CREDIT FACILITY

         In November 1998, Cinemark Mexico (USA), Inc. executed a credit agreement with Bank of America National Trust and Savings Association (the "Cinemark Mexico Credit Agreement"). The Cinemark Mexico Credit Agreement is a revolving credit facility and provides for a loan to Cinemark Mexico of up to $30 million in the aggregate. The Cinemark Mexico Credit Agreement is secured by a pledge of 65% of the stock of Cinemark de Mexico, S.A. de C.V. and Cinemark Holdings Mexico S. de R.L. de C.V. and an unconditional guarantee by us. Pursuant to the terms of the Cinemark Mexico Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate or the Base Rate, as the case may be, plus the Applicable Margin (as defined in the Cinemark Mexico Credit Agreement). Cinemark Mexico was required to make principal payments of $0.5 million in each of the third and fourth quarters of 2001, $1.5 million per quarter in 2002 with the remaining principal outstanding of $23 million due in January 2003. As of December 31, 2002, $23 million was outstanding under the Cinemark Mexico Credit Agreement and the effective interest rate on such borrowing was 4.3% per annum. On January 15, 2003, the Cinemark Mexico Credit Agreement was paid in full.

CINEMA PROPERTIES TERM LOAN

         In December 2000, Cinema Properties, Inc., a wholly owned subsidiary that is not subject to restrictions imposed by the credit facility or the indentures governing the senior subordinated notes, borrowed a $77 million 3-year term loan from Lehman Brothers Bank, FSB (the "Cinema Properties Facility"), which originally matured on December 31, 2003. In 2002, the Cinema Properties facility was amended, which among other things, extended the maturity date one year to December 31, 2004 and eliminated the lender's discretionary right to require Cinema Properties, Inc. to make $1.5 million principal payments in the third and fourth quarters of 2002. Cinema Properties, Inc. has the unilateral ability to further extend the maturity date two times for one year each by paying extension fees of 1.5% and 3.0% of the outstanding borrowing, respectively, if certain interest coverage ratios are met and no event of default has occurred and is continuing. Funds borrowed pursuant to the Cinema Properties Facility bear interest at a rate per annum equal to LIBOR plus 5.75%. Borrowings are secured by, among other things, a mortgage placed on six of Cinema Properties, Inc.'s theatres and certain equipment leases. The Cinema Properties Facility requires Cinema Properties, Inc. to comply with certain interest coverage ratios and contains other restrictive covenants typical for agreements of this type. Cinema Properties, Inc. has a separate legal existence, separate assets, separate creditors and separate financial statements from the Company's other entities. The assets of Cinema Properties, Inc. are not available to satisfy the debts of any of the Company's other consolidated entities. Cinema Properties, Inc. also purchased from Lehman Brothers Derivative Products Inc. an Interest Rate Cap Agreement with a notional amount equal to $77 million with a five year term and a strike rate equal to the excess of three month LIBOR over the strike price of 6.58%. As of December 31, 2002, $77 million was outstanding under the Cinema Properties Facility and the effective interest rate on such borrowing was 7.2% per annum. The Cinema Properties Facility was repaid in full on February 14, 2003, from the net proceeds of our new senior secured credit facility entered into with Lehman Commercial Paper, Inc. for itself and as administrative agent for a syndicate of lenders. Simultaneously, with such repayment Cinema Properties, Inc. and its shareholders were merged with and into us.

CINEMARK BRASIL NOTES PAYABLE

         Cinemark Brasil S.A. currently has four main types of funding sources executed with local and international banks. These include:

         (1) BNDES (Banco Nacional de Desenvolvimento Economico e Social (the Brazilian National Development Bank)) credit line in the U.S. dollar equivalent in Brazilian reais of US$3.1 million executed in October 1999 with a term of 5 years (with a nine month grace period) and accruing interest at a BNDES basket rate, which is a multiple currency rate based on the rate at which the bank borrows, plus a spread amounting to 14.5%;

         (2) BNDES credit line in the U.S. dollar equivalent in Brazilian reais of US$1.5 million executed in November 2001 with a term of 5 years (with a one year grace period) and accruing interest at a BNDES basket rate plus a spread amounting to 13.8%;

         (3) Import financing executed with several banks from April 2001 through February 2002 in the amount of US$2.7 million with a term of 360 to 365 days and accruing interest at an average rate of 10.6% per annum; and

         (4) Project developer financing executed with two engineering companies in September 2000 in the amount of US$1.8 million with a term of 5 years (with a nine month grace period) and accruing interest at a rate of TJLP+5% (Taxa de Juros de Longo Prazo (a long term interest rate published by the Brazilian government)).

         These sources are secured by a variety of instruments, including comfort letters from Cinemark International, promissory notes for up to 130% of the value, a revenue reserve account and equipment collateral. As of December 31, 2002, an aggregate of $8.0 million was outstanding and the average effective interest rate on such borrowings was 13.1% per annum.

CINEMARK BRASIL EQUITY FINANCING

         During 2001, Cinemark Brasil S.A. received additional capital from its Brazilian shareholders in an aggregate amount equal to the approximate U.S. dollar equivalent in Brazilian reais of $11.0 million in exchange for shares of common stock of Cinemark Brasil S.A. The contributions were made in July in the aggregate amount of $5.0 million and in November in the aggregate amount of $6.0 million. The additional capital is being used to fund development in Brazil and to reduce Cinemark Brasil S.A.'s outstanding indebtedness. After giving effect to the additional issuance of common stock, Cinemark International's ownership interest was diluted to approximately 53%. As part of the additional capitalization, we agreed to give its Brazilian partners an option to exchange shares they own in Cinemark Brasil S.A. for shares of the class of our common stock of Cinemark, Inc., our parent corporation, to be registered under the Securities Act in an initial public offering occurring any time prior to December 31, 2007. We have given notice to our Brazilian partners that Cinemark, Inc. has filed a Registration Statement on Form S-1 with the Securities and Exchange Commission, and certain of our Brazilian partners may exercise their option if an initial public offering is consummated. If Cinemark, Inc.'s initial public offering is completed, the Brazilian partners which receive shares of Cinemark, Inc. pursuant to the exchange will have piggy-back registration rights in connection with any future registered public offerings of Cinemark, Inc. common stock.

CINEMARK CHILE NOTES PAYABLE

         On March 26, 2002, Cinemark Chile S.A. entered into a Debt Acknowledgment, Rescheduling and Joint Guarantee and Co-Debt Agreement with Scotiabank Sud Americano and three local banks. Under this agreement, Cinemark Chile S.A. borrowed the U.S. dollar equivalent of approximately $10.6 million in Chilean pesos (adjusted for inflation pursuant to the Unidades de Fomento). Cinemark Chile S.A. is required to make 24 equal quarterly installments of principal plus accrued and unpaid interest, commencing March 27, 2002. The indebtedness is secured by a first priority commercial pledge of the shares of Cinemark Chile S.A., a chattel mortgage over Cinemark Chile's personal property and by guarantees issued by Cinemark International, L.L.C. and Chile Films S.A., whose owners are shareholders of Cinemark Chile S.A. The agreement requires Cinemark Chile S.A. to maintain certain financial ratios and contains other restrictive covenants typical for agreements of this type such as a limitation on dividends. Funds borrowed under this agreement bear interest at the 90 day TAB Banking rate (360 day TAB Banking rate with respect to one of the four banks) as published by the Association of Banks and Financial Institutions Act plus 2%. As of December 31, 2002, $8.4 million was outstanding under this agreement and the effective interest rate on such borrowing was 6.0% per annum.

CINEMARK INVESTMENTS REVOLVING CREDIT FACILITY

         In September 1998, Cinemark Investments Corporation borrowed $20 million under the Cinemark Investments Credit Agreement, the proceeds of which were used to purchase fixed rate notes issued by Cinemark Brasil S.A. which currently bear interest at 14.0%. In September 2001, Cinemark Investments Corporation repaid the $20 million Cinemark Investments Credit Agreement at maturity.

CREDIT RATINGS

         In August 2000, Standard & Poor's lowered the rating on our three series of senior subordinated notes due 2008 from B to B-, and in December 2000, Moody's Investor Services lowered the rating on these notes from B2 to Caa2. In August 2002, Standard & Poor's assigned a stable rating to us. In conjunction with this rating, our corporate rating was assigned a B+ rating and our three series of senior subordinated notes due 2008 were assigned a B- rating. On January 31, 2003, Standard & Poor's revised its outlook on us from stable to positive and assigned a BB- rating to our new senior secured credit facility and a B- rating to the senior subordinated notes due 2013. On the same day, Moody's Investor Services upgraded its rating on our three existing series of senior subordinated notes due 2008 from Caa2 to B3 and assigned a Ba3 rating to our new senior secured credit facility and a B3 rating to the senior subordinated notes due 2013.

NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". This statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.

         Our goodwill at December 31, 2001 was as follows:

                                   GROSS               ACCUMULATED          NET GOODWILL
         GOODWILL             CARRYING AMOUNT         AMORTIZATION             AMOUNT
         --------             ----------------      ----------------      ----------------
U.S. operations .........     $      9,313,165      $     (4,004,427)     $      5,308,738
Argentina operations ....            5,162,418              (893,308)            4,269,110
Chile operations ........            3,663,883              (732,777)            2,931,106
Peru operations .........            3,270,000              (654,000)            2,616,000
                              ----------------      ----------------      ----------------
                              $     21,409,466      $     (6,284,512)     $     15,124,954
                              ================      ================      ================

         The adoption of this accounting pronouncement resulted in the aggregate write down of goodwill to fair value as a cumulative effect of a change in accounting principle on January 1, 2002 as follows:


U.S. operations ..............     $     27,226
Argentina operations .........        3,298,385
                                   ------------
                                   $  3,325,611
                                   ============

         We have recorded an additional impairment of goodwill in the amount of $558,398 for the year ended December 31, 2002 (recorded as a component of asset impairment loss in the statement of operations). The additional impairment of goodwill relates to a further write down of goodwill to fair value associated with our Argentina operations which continue to be impacted by the economic turmoil in the country. Fair value for this goodwill reporting unit was estimated based on a multiple of estimated cash flows for each of the individual Argentina properties.

         We have also recorded foreign currency translation adjustments of $204,330, $231,155 and $53,616 in Argentina, Chile and Peru, respectively, to write down goodwill in 2002. No additional goodwill was acquired in the year ended December 31, 2002.

         Our other intangible assets (included in deferred charges and other on the balance sheet) at December 31, 2001 were as follows:

                                              GROSS              ACCUMULATED         NET INTANGIBLE
     OTHER INTANGIBLE ASSETS             CARRYING AMOUNT        AMORTIZATION          ASSET AMOUNT
-----------------------------------     ----------------      ----------------      ----------------
Capitalized licensing fees ........     $      9,000,000      $       (566,666)     $      8,433,334
Trademarks ........................              147,919               (83,751)               64,168
Non-compete fee ...................               72,403               (64,876)                7,527
Other intangible assets ...........              169,116              (152,953)               16,163
                                        ----------------      ----------------      ----------------
                                        $      9,389,438      $       (868,246)     $      8,521,192
                                        ================      ================      ================

         The adoption of this accounting pronouncement resulted in the aggregate write down of other intangible assets with indefinite useful lives to fair value as a cumulative effect of a change in accounting principle on January 1, 2002 as follows:

Trademarks.....................         $         64,168
                                        ----------------
                                        $         64,168
                                        ================

         Our capitalized licensing fees have definite useful lives and thus are continuing to be amortized over their remaining useful lives. Our other intangible assets have indefinite useful lives remaining but were not written down on January 1, 2002 since they are recorded at or below their fair value.

         Our other intangible assets at December 31, 2002 are as follows:

                                                   GROSS              ACCUMULATED         NET INTANGIBLE
         OTHER INTANGIBLE ASSETS              CARRYING AMOUNT        AMORTIZATION          ASSET AMOUNT
----------------------------------------     ----------------      ----------------      ----------------
Amortized Intangible Assets:
   Capitalized licensing fees ..........     $      9,000,000      $     (1,066,667)     $      7,933,333
   Non-compete fee .....................               72,403               (72,403)                   --
                                             ----------------      ----------------      ----------------
                                             $      9,072,403      $     (1,139,070)     $      7,933,333
                                             ================      ================      ================

Unamortized Intangible Assets:
   Trademarks ..........................     $        147,919      $       (147,919)     $             --
   Other intangible assets .............              169,116              (152,953)               16,163
                                             ----------------      ----------------      ----------------
                                             $        317,035      $       (300,872)     $         16,163
                                             ================      ================      ================

Aggregate Amortization Expense:
For the year ended December 31, 2002......................         $        761,232
                                                                   ================

         Aggregate amortization expense for the year ended December 31, 2002 consists of $507,528 of amortization of other intangible assets and $253,704 of amortization of other assets (both of which are included in deferred charges and other on the balance sheet).

         Estimated Amortization Expense of Other Intangible Assets:

For the year ended December 31, 2003.......................................................          $500,000
For the year ended December 31, 2004.......................................................           500,000
For the year ended December 31, 2005.......................................................           500,000
For the year ended December 31, 2006.......................................................           500,000
For the year ended December 31, 2007.......................................................           500,000

         The impact on net income (loss) and earnings (loss) per share related to the adoption of this accounting pronouncement is as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------------
                                                                            2000             2001              2002
                                                                      --------------    --------------    --------------
Income (loss) before cumulative effect of an accounting change ....   $  (10,423,085)   $   (4,021,268)   $   38,966,803
   Add back: Goodwill amortization ................................        1,792,975         1,701,786                --
   Add back: Other intangible asset amortization ..................           33,527            33,528                --
                                                                      --------------    --------------    --------------
   Adjusted net income (loss) .....................................   $   (8,596,583)   $   (2,285,954)   $   38,966,803
                                                                      ==============    ==============    ==============
Basic/diluted earnings (loss) before cumulative effect of an accounting change per share:
   Reported income (loss) .........................................   $       (58.30)   $       (22.40)   $       211.61
   Add back: Goodwill amortization ................................            10.03              9.48                --
   Add back: Other intangible asset amortization ..................             0.18              0.19                --
                                                                      --------------    --------------    --------------
   Adjusted income (loss) .........................................   $       (48.09)   $       (12.73)   $       211.61
                                                                      ==============    ==============    ==============

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires, among other things, that gains and losses on the early extinguishment of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishment of debt are effective for fiscal years beginning after May 15, 2002. This statement became effective for us on January 1, 2003. We believe the adoption of this statement will not have a material impact on the consolidated financial statements.

         In September 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. This statement became effective for us on January 1, 2003. The adoption of this statement had no impact on the consolidated financial statements.

         In November 2002, the Financial Accounting Standards Board issued Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statements of periods ending after December 15, 2002.

         In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. See note 13 of our Notes to Consolidated Financial Statements for the required disclosures about the effects of stock-based compensation on reported net income.

CONTINUING STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This annual report on Form 10-K includes "forward-looking statements" based on our current expectations, assumptions, estimates and projections about our and our subsidiaries' business and industry. We intend that this annual report be governed by the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 (the "PSLR Act") with respect to statements that may be deemed to be forward-looking statements under the PSLR Act. They include statements relating to:

         o        future revenues, expenses and profitability;

         o        the future development and expected growth of our business;

         o        projected capital expenditures;

         o attendance at movies generally, or in any of the markets in which we operate, the number or diversity of popular movies released or our ability to successfully license and exhibit popular films;

         o        competition from other exhibitors; and

         o        determinations in lawsuits in which we are a defendant.

         You can identify forward-looking statements by the use of words such as "may," "should," "will," "could," "estimates," "predicts," "potential," "continue," "anticipates," "believes," "plans," "expects," "future" and "intends" and similar expressions which are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. In evaluating these forward-looking statements, you should carefully consider the risks and uncertainties described in this report. These forward-looking statements reflect our view only as of the date of this report. Actual results could differ materially from those indicated by such forward-looking statements due to a number of factors. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We undertake no current obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 7A:   Quantitative and Qualitative Disclosures About Market Risk

         We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.

Interest Rate Risk

         An increase or decrease in interest rates would affect interest costs relating to our variable rate debt facilities. We and our subsidiaries are currently parties to such variable rate debt facilities. At December 31, 2002, there was an aggregate of approximately $312 million of variable rate debt outstanding under these facilities. These facilities represent approximately 45% of our outstanding long-term debt. Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

         The tables below provide information about our fixed rate and variable rate long-term debt agreements as of December 31, 2002 on an actual basis, as of December 31, 2002 adjusted for the new senior subordinated notes issuance and the new senior secured credit facility and as of December 31, 2001 on an actual basis:

                                                                EXPECTED MATURITY DATE
                                                                AS OF DECEMBER 31, 2002
                                 --------------------------------------------------------------------------------------
                                 DEC. 31,    DEC. 31,   DEC. 31,   DEC. 31,   DEC. 31,                          FAIR
         (IN MILLIONS)             2003        2004       2005       2006       2007    THEREAFTER   TOTAL      VALUE
------------------------------   --------    --------   --------   --------   --------  ----------  --------   --------
Long-term debt:
Fixed rate ...................   $    0.1    $     --   $    0.1   $     --   $     --   $  380.2   $  380.4   $  393.8
   Average interest rate .....                                                                           9.3%
Variable rate ................   $   30.1    $  165.6   $   94.6   $   19.9   $    2.0   $     --   $  312.2   $  324.1
   Average interest rate .....                                                                           4.4%
Total debt ...................   $   30.2    $  165.6   $   94.7   $   19.9   $    2.0   $  380.2   $  692.6   $  717.9


                                                              EXPECTED MATURITY DATE
                                                              AS OF DECEMBER 31, 2002
                                                             (ON AN AS ADJUSTED BASIS)
                                 --------------------------------------------------------------------------------------
                                 DEC. 31,    DEC. 31,   DEC. 31,   DEC. 31,   DEC. 31,                           FAIR
        (IN MILLIONS)              2003        2004       2005       2006       2007    THEREAFTER   TOTAL      VALUE
------------------------------   --------    --------   --------   --------   --------  ----------  --------   --------
Long-term debt:
Fixed rate ...................   $     --    $    0.1   $     --   $    0.1   $     --   $  530.2   $  530.4   $  552.0
   Average interest rate .....                                                                           9.2%
Variable rate ................   $   31.1    $    5.8   $    8.4   $    3.6   $   92.3   $   21.0   $  162.2   $  169.3
   Average interest rate .....                                                                           5.1%
Total debt ...................   $   31.1    $    5.9   $    8.4   $    3.7   $   92.3   $  551.2   $  692.6   $  721.3

                                                              EXPECTED MATURITY DATE
                                                              AS OF DECEMBER 31, 2001
                                 --------------------------------------------------------------------------------------
                                 DEC. 31,    DEC. 31,   DEC. 31,   DEC. 31,   DEC. 31,                          FAIR
          (IN MILLIONS)            2002        2003       2004       2005       2006    THEREAFTER   TOTAL      VALUE
------------------------------   --------    --------   --------   --------   --------  ----------  --------   --------
Long-term debt:
Fixed rate ...................   $     --    $    0.1   $    0.1   $    0.1   $     --   $  380.2   $  380.5   $  395.3
   Average interest rate .....                                                                           9.3%
Variable rate ................   $   21.8    $  173.2   $   91.3   $   95.6   $   18.3   $    0.3   $  400.5   $  405.0
   Average interest rate .....                                                                           5.5%
Total debt ...................   $   21.8    $  173.3   $   91.4   $   95.7   $   18.3   $  380.5   $  781.0   $  800.3

         In December 2000, Cinema Properties, Inc., one of our wholly-owned subsidiaries entered into the Cinema Properties Facility. Pursuant to the terms of the Cinema Properties Facility, funds borrowed bear interest at a rate per annum equal to LIBOR plus 5.75%. As part of the Cinema Properties Facility, in order to hedge against future changes in interest rates, Cinema Properties, Inc. purchased from Lehman Brothers Derivative Products Inc. an Interest Rate Cap Agreement with a notional amount equal to $77 million with a five year term and a strike rate equal to the excess of three month LIBOR over the strike price of 6.58%. Three month LIBOR as of the date of closing was 6.58%. At December 31, 2002 and December 31, 2001, the interest rate cap agreement is recorded at its fair value of $0.1 million and $1.1 million, respectively. On February 14, 2003, we repaid in full the Cinema Properties facilities. We do not have any additional derivative financial instruments in place as of December 31, 2002 that would have a material effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

         We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally accepted accounting principles in the U.S. require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, generally accepted accounting principles in the U.S. require that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations result in us reporting exchange gains (losses) or foreign currency translation adjustments relating to our international subsidiaries depending on the inflationary environment of the country in which we operate. Based upon our equity ownership in our international subsidiaries as of December 31, 2002, holding everything else constant, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the net fair value of our investments in our international subsidiaries by approximately $5 million.

Item 8: Financial Statements and Supplementary Data

         The financial statements and supplementary data are listed on the Index on page F-1. Such financial statements and supplementary data are included herein beginning on page F-3.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10: Directors and Executive Officers of the Registrant

         The Directors and executive officers of the Company are:

                   NAME                     AGE                               POSITION
                   ----                     ---                               --------
Lee Roy Mitchell*.......................     66     Chairman of the Board; Chief Executive Officer; Director
Tandy Mitchell..........................     52     Vice Chairman of the Board; Executive Vice President; Secretary;
                                                      Director
Alan Stock+.............................     42     President; Chief Operating Officer; Director
Robert Copple...........................     44     Senior Vice President; Treasurer; Chief Financial Officer;
                                                      Assistant Secretary; Director
Tim Warner..............................     58     President, Cinemark International, L.L.C.
Robert Carmony..........................     45     Senior Vice President-Operations
Margaret Richards.......................     44     Vice President-Real Estate; Assistant Secretary
John Lundin.............................     53     Vice President-Film Licensing
Walter Hebert, III......................     57     Vice President-Purchasing
Don Harton..............................     45     Vice President-Construction
Michael Cavalier........................     36     Vice President-General Counsel; Assistant Secretary
Terrell Falk............................     52     Vice President-Marketing and Communications
W. Bryce Anderson*+.....................     60     Director
Heriberto Guerra, Jr.+..................     53     Director
James Stern.............................     52     Director
James Singleton+........................     47     Director
Denny Rydberg...........................     58     Director
William Spiegel*........................     40     Director

----------

*  Member Audit Committee

+  Member Compensation Committee

         Our directors are elected each year by our shareholders to serve for a one year term and until their successors are elected and qualified. Directors are reimbursed for expenses actually incurred for each Board meeting which they attend. In addition, independent directors receive a fee of $1,000 for each meeting of the Board of Directors attended by such person. Our executive officers are elected by the Board of Directors to serve at the discretion of the Board.

         The members of the audit committee of the Board of Directors currently consist of representatives of the principal stockholders of our parent corporation, Cinemark, Inc., who collectively own more than 97% of Cinemark, Inc.'s common stock. Our registered debt securities are not convertible to any class of equity and are not listed on the New York Stock Exchange. We voluntarily file reports with the SEC pursuant to our indenture requirements but would not otherwise be a reporting company under the applicable SEC rules. We do not intend to change the composition of our Board or our audit committee in the foreseeable future. Consequently, our audit committee is not currently comprised of independent directors who meet the requirements of the Sarbanes-Oxley Act of 2002 nor does our audit committee include an independent audit committee financial expert as defined by the SEC.

         The following is a brief description of the business experience of our directors and executive officers for at least the past five years.

         Lee Roy Mitchell has served as Chairman of the Board since March 1996 and as Chief Executive Officer and a Director since our inception in 1987. Mr. Mitchell was Vice Chairman of the Board of Directors from March 1993 to March 1996 and was President from our inception in 1987 until March 1993. From 1985 to 1987, Mr. Mitchell served as President and Chief Executive Officer of a predecessor corporation. Mr. Mitchell has served on the Board of Directors of the National Association of Theatre Owners since 1991. Mr. Mitchell has been engaged in the motion picture exhibition business for nearly 45 years.

         Tandy Mitchell has served as Vice Chairman of the Board since March 1996, as a Director since April 1992, as Executive Vice President since October 1989 and as Secretary since our inception in 1987. Mrs. Mitchell was General Manager of the theatre division of a predecessor corporation from 1985 to 1987. From 1978 to 1985, Mrs. Mitchell was employed by Southwest Cinemas Corporation, most recently as Director of Operations. Mrs. Mitchell is the wife of Lee Roy Mitchell and sister of Walter Hebert, III.

         Alan Stock has served as President since March 1993, as a Director since April 1992 and as Chief Operating Officer since March 1992. Mr. Stock was Senior Vice President from October 1989 to March 1993. Mr. Stock was General Manager from our inception in 1987 to March 1992. Mr. Stock was employed by the theatre division of a predecessor corporation from January 1986 to December 1987 as Director of Operations. From 1981 to 1985, he was employed by Consolidated Theaters, most recently as District Manager.

         Robert Copple has served as Senior Vice President, Treasurer and Chief Financial Officer since August 2000 and as a Director since September 2001. Mr. Copple was acting Chief Financial Officer from March 2000 to August 2000. From August 1997 to March 2000, Mr. Copple was President of PBA Development, Inc., an investment management and venture capital company. From June 1993 to July 1997, Mr. Copple was Director of Finance for the Company. Prior to joining our company, Mr. Copple was a Senior Manager with Deloitte & Touche, LLP where he was employed from 1982 to 1993.

         Robert Carmony has served as Senior Vice President-Operations since July 1997, as Vice President-Operations since March 1996 and as Director of Operations since June 1988. Prior to joining our company, Mr. Carmony was owner of O.C. Enterprises, a software development firm, from 1986 to 1988. Prior to forming his own software company, Mr. Carmony worked for Plitt-Cineplex Odeon theatres from 1985 to 1986. He worked as a Systems Analyst for Electronic Data Systems (EDS) from 1984 to 1985.

         Tim Warner has served as President of Cinemark International, L.L.C. since April 1996. From 1990 to 1996, Mr. Warner served as Chairman/CEO of the National Association of Theatre Owners of California and General Chairman of NATO/Showest. From 1970 to 1989, Mr. Warner was General Manager/President/Owner of Theatre Operator Inc. and President of Warner Marketing Inc. Mr. Warner has served on the Board of Directors of the National Association of Theatre Owners since 1982 and is currently the Chairman of the National Association of Theatre Owners International Committee. He has been active in the theatre industry for over 35 years.

         Margaret Richards has served as Vice President-Real Estate since March 1994 and as a Vice President and Assistant Secretary since October 1989. Ms. Richards has been Director of Leasing since our inception in 1987 and was employed by the theatre division of a predecessor corporation in its real estate department from August 1986 to December 1987.

         John Lundin has served as Vice President-Film Licensing since September 2000, as Head Film Buyer from September 1997 to September 2000 and was a film buyer from September 1994 to September 1997. Prior to joining our Company, Mr. Lundin was Vice President - General Sales Manager of Cannon Pictures. He has also held the positions of Vice President - Assistant General Sales Manager for Columbia Pictures and Head Film Buyer for Litchfield Theatres. Mr. Lundin has nearly 30 years of experience in the motion picture exhibition business.

         Walter Hebert, III has served as Vice President-Purchasing since July 1997 and was the Director of Purchasing from October 1996 until July 1997. From December 1995 until October 1996, Mr. Hebert was the President of 2 Day Video, Inc., a 21-store video chain that was our subsidiary. Prior to joining our company, Mr. Hebert worked for Dillards Department Stores from 1973 to 1993, serving as a Divisional Merchandise Manager in the Arkansas Division from 1981 until 1993. Mr. Hebert is the brother of Tandy Mitchell.

         Don Harton has served as Vice President-Construction since July 1997. From August 1996 to July 1997, Mr. Harton was Director of Construction. Prior to joining our company in August 1996, Mr. Harton was an architect with Urban Architecture, where he was employed from October 1983 until July 1996.

         Michael Cavalier has served as Vice President-General Counsel since July 1999 and Assistant Secretary since December 2002. From July 1997 to July 1999, Mr. Cavalier was General Counsel of the Company and from July 1993 to July 1997 was Associate General Counsel. Prior to joining our company in July 1993, Mr. Cavalier was an associate attorney at the Dallas office of Akin, Gump, Strauss, Hauer & Feld, L.L.P.

         Terrell Falk has served as Vice President-Marketing and Communications since April 2001. From March 1998 to April 2001, Ms. Falk was Director of Large Format Theatres, overseeing the marketing and operations of our company's IMAX theatres. From March 1995 until joining our Company, she was Vice President of Marketing for JQH Film Entertainment, a large format film production and distribution company, where she was responsible for film marketing, distribution and production. Prior to this, Ms. Falk was Director of Marketing for the Houston Museum of Natural Science and Wortham IMAX Theatre from February 1982 to April 1995.

         W. Bryce Anderson has served as a Director since June 1992. Mr. Anderson is currently Chairman of the Board of Ennis Paint, Inc., an industrial paint and plastics manufacturer, and is also Chairman of the Board and CEO of Shawnee Steel Company. Mr. Anderson has been Chairman of the Board of Directors of Ennis Steel Industries, Inc., a steel fabricator, since 1980 and past Chairman of the Board of Directors of Reflex Glass Bead Co., Inc., a manufacturer of glass beads. Mr. Anderson was Chairman of the Board of Centerline Industries, Inc., an industrial paint manufacturer, from January 1989 to December 1992. From 1976 to 1989, Mr. Anderson was Chairman of the Board of Directors and Chief Executive Officer of Ennis Paint Manufacturing, Inc., an industrial paint manufacturer.

         Heriberto Guerra, Jr. has served as a Director since December 1993. Mr. Guerra is vice president-legislative and constituency affairs for SBC. Mr. Guerra began his career with Southwestern Bell in 1978 and has progressed through a number of positions in customer services and external affairs. He also served as managing director-corporate development of SBC Communications Inc. and as president of Southwestern Bell International Development. Prior to that, he served in an owner or manager capacity for various hotel, restaurant and movie theatre businesses in Texas. Mr. Guerra is also a director of Cinemark Mexico
(USA), Inc., The Congressional Hispanic Caucus Institute, The Cuban American National Council, Inc., UTSA Development Board, El Centro del Barrio of San Antonio, iAdelante! a U.S. Education Leadership Fund, SAMMinistries, M.T.C., Inc., the Humane Society/SPCA of San Antonio and Bexar County, Rosa Verde Family Health Group and Meport. He served as Chairman in 2000 for the San Antonio Hispanic Chamber of Commerce. He also serves on the Advisory Boards for Laredo National Bank and Conceptual MindWorks, Inc. and sits on the executive committee for the Free Trade Alliance of San Antonio. Mr. Guerra is also a member of The United States Hispanic Chamber of Commerce Senior Executive Council Advisory Board as well as a trustee for the University of Texas-Pan American Foundation.

         James Stern has served as a Director since March 1996. Mr. Stern has been Chairman of The Cypress Group L.L.C. since its formation in April 1994. Prior to joining Cypress, Mr. Stern spent his entire career with Lehman Brothers, an investment banking firm, most recently as Head of the Merchant Banking Group. He served as Head of Lehman's High Yield and Primary Capital Markets Groups and was Co-Head of Investment

Banking. In addition, Mr. Stern was a member of the firm's Operating Committee. Mr. Stern also serves on the Board of Directors of Amtrol, Inc., WESCO International, Inc. and Lear Corporation.

         James Singleton has served as a Director since March 1996. Mr. Singleton has been President of The Cypress Group L.L.C. since its formation in April 1994. Prior to joining Cypress, Mr. Singleton was a Managing Director with Lehman Brothers, an investment banking firm. Mr. Singleton also serves on the Board of Directors of WESCO International, Inc., ClubCorp, Inc., Danka Business Systems PLC, Homeruns.com, the L.P. Thebault Company and Williams Scotsman, Inc.

         Denny Rydberg has served as a Director since July 1997. Mr. Rydberg has been President of Young Life since July 1993. Prior to joining Young Life, Mr. Rydberg was Director of University Ministries at University Presbyterian Church, Vice President of Youth Specialties and Director of Operations for Inspirational Films.

         William Spiegel has served as a Director since September 2001. Mr. Spiegel is a Managing Director with The Cypress Group L.L.C. He has been with Cypress since its formation in 1994. Prior to joining Cypress, he was a member of the Merchant Banking Group at Lehman Brothers. Over the course of his career, he has worked on private equity transactions in a wide range of industries. Mr. Spiegel currently manages Cypress' efforts in the healthcare and financial services industries. Mr. Spiegel has been actively involved with us since March 1996. Mr. Spiegel is also a Director of Catlin Westgen Group, Ltd., Medpointe Inc. and Montpelier Re Holdings Ltd.

Item 11: Executive Compensation

                           SUMMARY COMPENSATION TABLE

                                                                                   Long-Term
                                                                                  Compensation
                                                                                     Awards
                                                    Annual Compensation           ------------
                                                   ----------------------          Securities         All Other
                                                   Salary(1)      Bonus            Underlying      Compensation(2)
Name and Principal Position              Year         ($)          ($)            Options/SAR            ($)
---------------------------              ----      ---------    ---------         ------------     ---------------
Lee Roy Mitchell, Chairman of the
Board and Chief Executive Officer....    2002      572,870        975,000(6)             --           124,309(3)
                                         2001      474,516      1,525,484(7)             --           223,285(4)
                                         2000      431,378             -0-               --            12,450(5)

Alan Stock, President and Chief
  Operating Officer..................    2002      384,658        230,795(6)             --             9,750(8)
                                         2001      366,341        198,899(7)             --           267,308(9)
                                         2000      342,375         79,804(10)            --             7,875(8)

Tim Warner, President - Cinemark
  International......................    2002      311,929        187,157(6)             --             9,750(8)
                                         2001      297,075        161,291(7)             --           336,445(11)
                                         2000      277,640         64,715(10)            --             7,875(8)
Robert Copple, Senior Vice
  President and Chief Financial
  Officer (12).......................    2002      280,875        168,525(6)             --             9,750(8)
                                         2001      267,500        145,235(7)            700(13)       138,274(15)
                                         2000      250,000(14)     58,272(10)            --                --

Robert Carmony, Senior Vice
  President - Operations.............    2002      270,775        162,465(6)             --             9,750(8)
                                         2001      257,881        140,012(7)             --           225,827(16)
                                         2000      241,010         56,177(10)            --             7,875(8)

----------

(1) Amounts shown include cash and non-cash compensation earned and received by executive officers as well as amounts earned but deferred at the election of those officers.

(2) All other compensation relating to stock or stock options gives effect to the share exchange agreement dated May 17, 2002, and a subsequent related reverse stock split, pursuant to which shares of our Class B common stock, and options to purchase shares of our Class B common stock were exchanged for 220 shares and options to purchase shares of Class A common stock of Cinemark, Inc.

(3) Represents a $2,800 annual contribution to our 401(k) savings plan, $22,665 representing the value of the use of a company vehicle for one year and $98,844 of life insurance premiums paid by us for the benefit of Mr. Mitchell.

(4) Represents a $1,950 annual contribution to our 401(k) savings plan, $15,940 representing the value of the use of a company vehicle for one year, $98,844 for 2001 life insurance premiums and $106,551 for 2000 life insurance premiums and interest on such premiums paid in 2001 by us for the benefit of Mr. Mitchell.

(5) Represents a $1,950 annual contribution to our 401(k) savings plan and $10,500 representing the value of the use of a company vehicle for one year.

(6)      Bonuses were earned in 2002 but were paid in 2003.

(7)      Bonuses were earned in 2001 but were paid in 2002.

(8)      Represents annual contribution to our 401(k) savings plan.

(9) Represents a $4,590 annual contribution to our 401(k) savings plan, $156,194 of compensation relating to the value of stock options exercised for 104,500 shares of Class A common stock of Cinemark, Inc. over the $0.0045 per share exercise price and a $106,524 reimbursement for estimated tax obligations incurred upon the exercise of such stock options.

(10)     Bonuses were earned in 2000 but were paid in 2001.

(11) Represents a $4,590 annual contribution to our 401(k) savings plan, $197,298 of compensation relating to the value of stock options exercised for 132,000 shares of Class A common stock of Cinemark, Inc. over the $0.0045 per share exercise price and a $134,557 reimbursement for estimated tax obligations incurred upon the exercise of such stock options.

(12)     Mr. Copple joined our company in March 2000.

(13) In October 2001 we granted Mr. Copple options to purchase an aggregate of 250 shares of Class B common stock under the Cinemark Nonqualified Stock Option Plan at an exercise price of $1.00 per share. On the date of grant, our Class B common stock had a market value of $330 per share. These options were immediately vested and such options were exercised by Mr. Copple. See Footnote 15. In December 2001, we granted Mr. Copple options to purchase 450 shares of Class B common stock at an exercise price of $330 per share. We believed that on the date of grant, the Class B common stock had a market value of $330 per share. Under the share exchange agreement dated May 17, 2002, and after giving effect to a reverse stock split, each outstanding share, and each outstanding option to purchase our shares, of Class B common stock was exchanged for 220 shares, and options to purchase shares, of Class A common stock of Cinemark, Inc. Additionally, in connection with the proposed initial public offering of our parent, Cinemark, Inc.'s, common stock in 2002 and Staff Accounting Bulletin Topic 4.D., Cinemark, Inc. revised the market value of a share of the Class A common stock of Cinemark, Inc. as of December 2001 to $11.45 per share, which exceeded the option price of $1.50 per share by $9.95 per share. These options vest 20% per year for five years.

(14) Represents Mr. Copple's annualized salary. Mr. Copple was acting Chief Financial Officer from March 2000 to August 2000 and became Senior Vice President and Chief Financial Officer in August 2000.

(15) Represents $82,208 of compensation relating to the value of stock options exercised for 55,000 shares of Class A common stock of Cinemark, Inc. over the $0.0045 per share exercise price and a $56,066 reimbursement for estimated tax obligations incurred upon the exercise of such stock options.

(16) Represents a $4,590 annual contribution to our 401(k) savings plan, $131,532 of compensation relating to the value of stock options exercised for 88,000 shares of Class A common stock of Cinemark, Inc. over the $0.0045 per share exercise price and an $89,705 reimbursement for estimated tax obligations incurred upon the exercise of such stock options.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

         There were no Options/SAR grants to the named Executive Officers for fiscal year ended December 31, 2002.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                         NUMBER OF SECURITIES
                                                                              UNDERLYING        VALUE OF UNEXERCISED
                                                                              UNEXERCISED           IN-THE-MONEY
                                                                            OPTIONS/SARS AT        OPTIONS/SARS AT
                                          SHARES                               FY-END (#)             FY-END ($)
                                       ACQUIRED ON     VALUE REALIZED       EXERCISABLE/           EXERCISABLE/
               NAME                    EXERCISE (#)         ($)           UNEXERCISABLE (1)        UNEXERCISABLE
               ----                    ------------    --------------   --------------------   --------------------
Lee Roy Mitchell.................           --                --                 --                     --
Alan Stock.......................           --                --             52,800/13,200              --(2)
Tim Warner.......................           --                --             52,800/13,200              --(2)
Robert Copple....................           --                --             19,800/79,200              --(2)
Robert Carmony...................           --                --             52,800/13,200              --(2)


(1) The options give effect to the share exchange agreement dated May 17, 2002, and a subsequent related reverse stock split, pursuant to which shares of our Class B common stock and options to purchase shares of our Class B common stock were exchanged for 220 shares and options to purchase shares of Class A common stock of Cinemark, Inc.

(2) Cinemark, Inc. has the right to call the shares issued or issuable upon exercise of the options for terminating employees. The call price is equal to the fair market value of the common stock.

EMPLOYMENT AGREEMENTS

         On June 19, 2002, Cinemark, Inc., our parent company, entered into executive employment agreements with each of Lee Roy Mitchell, Alan W. Stock, Tim Warner, Robert Copple and Robert Carmony, pursuant to which Messrs. Mitchell, Stock, Warner, Copple and Carmony serve, respectively, as our Chairman and Chief Executive Officer, President and Chief Operating Officer, Senior Vice President and President of Cinemark International, L.L.C., Senior Vice President and Chief Financial Officer and Senior Vice President-Operations. The initial term of each employment agreement is three years, subject to automatic extensions for a one-year period at the end of each year of the term, unless the agreement is terminated. Pursuant to the employment agreements, each of these individuals receives a base salary, which is subject to annual review for increase (but not decrease) each fiscal year by the board of directors, in the following amounts for fiscal year 2002: Lee Roy Mitchell - $650,000, Alan W. Stock - $384,658, Tim Warner - $311,929, Robert Copple - $280,875 and Robert Carmony - $270,775. In addition, each of these executives is eligible to receive an annual incentive cash bonus ranging from 20% to 60% of base salary (or up to 150% in the case of Mr. Mitchell) upon our company meeting certain financial performance goals established by the board of directors for the fiscal year. Mr. Mitchell is also entitled to additional fringe benefits including life insurance benefits of not less than $5 million, disability benefits of not less than 66% of base salary, a luxury automobile and a membership at a country club.

         In the event of a change of control, each named executive, other than Mr. Mitchell, will be entitled to receive, as additional benefits, a cash lump sum equal to: his respective accrued compensation (which includes base salary and a pro rata bonus) and benefits, base salary for the balance of the term, an amount equal to the most recent annual bonus received by such executive multiplied by the number of years remaining on his term, and the value of his employee benefits for the balance of his term. In addition, each named executive's equity-based or performance-based awards will become fully vested and exercisable upon the change of control in accordance with the terms of the applicable plan or agreement.

         The employment agreement with each named executive also provides for severance payments upon termination of employment, the amount and nature of which depends upon the reason for the termination of employment. For example, if such executive resigns for good reason (which, in the case of Mr. Mitchell, includes failure to be elected to serve as our chairman) or is terminated by Cinemark, Inc. without cause (as defined in the agreement), the executive will receive his respective accrued compensation (which includes base salary and a pro rata bonus) and benefits and an amount determined by multiplying his annual base salary and the most recent annual bonus by the number of years remaining on his term. Each such executive's equity-based or performance-based awards will become fully vested and exercisable upon such termination or resignation. Each named executive will also have an option to receive the one-year value, and in the case of Mr. Mitchell, the five-year value of his employee benefits. Alternatively, these executives may choose to continue to participate in Cinemark, Inc.'s benefit plans and programs on the same terms as other similarly situated active employees for a one-year period, and in the case of Mr. Mitchell, for a five-year period from the date of such resignation or termination. Mr. Mitchell will also be entitled, for a period of five years, to office space and related expenses upon his resignation for good reason or termination without cause and to tax preparation assistance upon termination of his employment for any reason.

         On June 19, 2002, Cinemark, Inc. also entered into an executive employment agreement with Tandy Mitchell, our director and wife of Lee Roy Mitchell, pursuant to which Mrs. Mitchell serves as Executive Vice President. The employment agreement with Mrs. Mitchell provides for a base salary for fiscal year 2002 of $250,000 per year upon substantially the same terms, including, without limitation, bonus, change of control and severance provisions, as the employment agreements with the named executives listed above, other than Mr. Mitchell, except: Mrs. Mitchell is entitled to life insurance benefits of not less than $1 million during the term of her employment, a luxury automobile and tax preparation assistance for a period of five years upon termination of her employment for any reason.

         The employment agreement with each executive, other than Mr. and Mrs. Mitchell, also includes a non-solicitation provision with respect to employees, customers and suppliers of our company for a one-year period following the termination of such person's employment with our company, plus a provision requiring such executive to execute a release as a condition of the executive's severance benefits.

401(k) PLAN

         We sponsor a defined contribution savings plan, or 401(k) Plan, whereby certain employees may elect to contribute, in whole percentages between 1% and 15% of such employee's compensation, provided no employee's elective contribution shall exceed the amount permitted under Section 402(g) of the Internal Revenue Code of 1986, as amended ($11,000 in 2002). We may make an annual discretionary matching contribution. For plan years prior to 2002, our discretionary matching contribution is subject to vesting and forfeiture. Our discretionary matching contributions vest to individual accounts at the rate of 20% per year beginning two years from the date of employment. Employees are fully vested in the discretionary matching contributions after six years of employment. For plan years beginning in 2002, our discretionary matching contribution is subject to immediate vesting.

STOCK OPTIONS

Employee Stock Option Plan

         In October 2001, we granted options to purchase 258 shares of our Class B common stock with an exercise price of $1.00 per share. We believe that the market value of a share of our Class B common stock on the date of grant exceeded the option exercise price by $329 per share. These options were immediately vested and exercised which resulted in $84,882 of compensation expense being recorded at that time. In

October 2001, the vesting period of all remaining unvested options under the plan was accelerated and the options were exercised prior to year end. We recognized additional compensation expense of approximately $185,000 for this accelerated vesting. During 2001, there were 4,911 options exercised and 1,485 options forfeited. In connection with the proposed initial public offering of our parent company, Cinemark, Inc., each share and option to purchase shares of our Class B common stock was exchanged for 220 shares and options to purchase shares of the Class A common stock of Cinemark, Inc., pursuant to a share exchange agreement dated May 17, 2002 and a subsequent reverse stock split. No shares remain available for issuance under this plan and there were no outstanding options to purchase shares of the Class A common stock of Cinemark, Inc. under this plan as all outstanding options were either exercised or forfeited in 2001.

Independent Director Stock Options

         We have granted our independent directors options to purchase up to an aggregate of 800 shares of our Class B common stock at an exercise price of $1.00 per share (the "Director Plan"). The options vest five years from the date of grant and expire ten years from the date of grant. A director's unvested options are forfeited if the director resigns or is removed from the board of directors.

         During 2001, 200 director options were exercised and no director options were granted or forfeited. In connection with the proposed initial public offering of our parent company, Cinemark, Inc., each share and option to purchase shares of our Class B common stock was exchanged for 220 shares and options to purchase shares of the Class A common stock of Cinemark, Inc., pursuant to a share exchange agreement dated May 17, 2002 and a subsequent reverse stock split. As of December 31, 2002, there were outstanding options to purchase 132,000 shares of the Class A common stock of Cinemark, Inc. at an exercise price of $0.0045 per share issued to our independent directors.

Long Term Incentive Plan

         In November 1998 our board of directors adopted, and in February 1999 our shareholders approved, a Long Term Incentive Plan under which a committee appointed by the board of directors, in its sole discretion, may grant employees incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, performance units, performance shares or phantom stock. In connection with the share exchange with Cinemark, Inc., wherein Cinemark, Inc. assumed all of the obligations under the Long Term Incentive Plan, the Long Term Incentive Plan was amended and restated effective May 17, 2002, subject to the approval of Cinemark, Inc.'s stockholders. The current plan contains terms regarding options and other awards that are substantially similar to the terms of the predecessor plan, except that pursuant to the current plan non-employee directors and consultants may, if the compensation committee of the board of directors of Cinemark, Inc. so determines, receive non-qualified options to purchase shares of Class A common stock of Cinemark, Inc. or other types of awards under the plan, excluding incentive stock options.

         Up to an aggregate of 2,154,680 shares of Class A common stock of Cinemark, Inc. have been reserved for issuance under the plan. The compensation committee has the discretion, among other things, to determine the individuals who are eligible to receive awards, the type of awards that will be made under the plan and to set the exercise price, the vesting schedule and the term, up to ten years, of the options. All options currently issued under the Long Term Incentive Plan vest at the rate of one-fifth of the total award per year beginning one year from the date of grant, subject to acceleration by the compensation committee. With respect to any future grants under the plan, the compensation committee may provide that an option will be immediately vested and exercisable and that upon exercise, the option holder will receive restricted shares subject to vesting restrictions.

         In December 2001, we granted options to purchase 1,525 shares of Class B common stock with an exercise price of $330 per share. We believed that the market value of a share of Class B common stock on the date of grant was $330 per share. In 2001, there were no options exercised and 525 options of our Class B common stock were forfeited under the Long Term Incentive Plan. In connection with the proposed initial public offering of our Company's parent, Cinemark, Inc., each share and option to purchase shares of its Class B common stock was exchanged for 220 shares and options to purchase shares of the Class A common stock of Cinemark, Inc., pursuant to a share exchange agreement dated May 17, 2002 and a subsequent reverse stock split. Additionally, Cinemark, Inc., in connection with the proposed initial public offering of its common stock and under Staff Accounting Bulletin Topic 4.D., revised the market value as of December 2001 of a share of Class A common stock of Cinemark, Inc. to $11.45 per share which exceeded the option price of $1.50 per share by $9.95 per share. As a result, we accrued $3,338,225 for unearned compensation and began amortizing this noncash expense at a rate of $667,645 per year during the five year vesting period of the options granted. During 2002, no options were granted or exercised and 30,800 options (after giving effect to the share exchange and related reverse stock split) were forfeited. As of December 31, 2002, there were outstanding options to purchase 1,248,500 shares of Class A common stock of Cinemark, Inc. under the Long Term Incentive Plan.

         A participant's options under the Long Term Incentive Plan is forfeited if the participant's service to our company is terminated for cause. Upon termination of a participant's service, Cinemark, Inc. has a right to repurchase the participant's vested options and, prior to the listing of the shares of Class A common stock of Cinemark, Inc. on a national exchange or NASDAQ National Market, any shares of common stock of Cinemark, Inc. that were acquired pursuant to the exercise of options, at the fair market value of the share of Class A common stock of Cinemark, Inc. as determined in accordance with the plan. Upon termination of a participant's service, Cinemark, Inc. has a right to repurchase restricted shares granted to such participant under the plan. The repurchase price for the restricted shares will be the lesser of the fair market value of the share of Class A common stock of Cinemark, Inc. underlying the restricted shares or the amount the participant paid for the restricted shares.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         In January 1995, the board of directors established a Compensation Committee of the Board to study senior management compensation and make recommendations to the Board of Directors as a whole relating to said compensation. Messrs. Stock, Anderson, Guerra and Singleton currently serve as members of the Compensation Committee, with Mr. Stock being the only member who is an officer or employee of us or any of our subsidiaries.

Item 12: Security Ownership of Certain Beneficial Owners and Management

                             PRINCIPAL STOCKHOLDERS

         All of our outstanding common stock is beneficially owned by Cinemark, Inc., through its wholly owned subsidiary CNMK Holding, Inc. The following table presents information regarding beneficial ownership of Cinemark, Inc.'s common stock as of March 17, 2003 by:

         o each person known by us to beneficially hold five percent or more of Cinemark, Inc.'s common stock;

         o        each of Cinemark, Inc.'s and Cinemark USA, Inc.'s directors;

         o        each of Cinemark, Inc.'s named executive officers; and

         o all of Cinemark, Inc.'s executive officers and directors as a group.

         Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock of Cinemark, Inc. subject to options that are currently exercisable or exercisable within 60 days of March 17, 2003 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 19,563,280 shares of Class A common stock and 20,949,280 shares of Class B common stock of Cinemark, Inc. issued and outstanding as of March 17, 2003. As of March 17, 2003, there were 31 holders of record of Cinemark, Inc.'s Class A common stock and 9 holders of record of its Class B common stock.


                                                   CLASS A COMMON STOCK         CLASS B COMMON STOCK
                                                  NUMBER OF                  NUMBER OF
                                                   SHARES                      SHARES                      PERCENT OF
                                                BENEFICIALLY   PERCENT OF   BENEFICIALLY     PERCENT OF      VOTING
         NAMES OF BENEFICIAL OWNER(1)              OWNED         CLASS         OWNED           CLASS        POWER(2)
---------------------------------------------   ------------   ----------   ------------     ----------    ----------
DIRECTORS AND EXECUTIVE OFFICERS
Lee Roy Mitchell(3)(13) .....................             --           --     20,949,280          100.0%         91.5%
Tandy Mitchell(4)(13) .......................             --           --     17,443,140           83.3%         76.2%
James Stern(5) ..............................     18,160,560         92.8%            --             --           7.9%
Alan W. Stock(6) ............................        157,200            *             --             --             *
Robert Copple(7) ............................         96,800            *             --             --             *
Robert Carmony(8) ...........................        140,800            *             --             --             *
Tim Warner(9) ...............................        140,800            *             --             --             *
Heriberto Guerra, Jr.(10) ...................         44,000            *             --             --             *
W. Bryce Anderson(11) .......................         44,000            *             --             --             *
All directors and executive officers as a
  group (18 persons)(4)(5)(12) ..............     19,229,980         96.0%    20,949,280          100.0%         99.7%
FIVE PERCENT STOCKHOLDERS
The Cypress Group L.L.C.(5) .................     18,160,560         92.8%            --             --           7.9%
CGI Equities, Ltd.(13) ......................             --           --      7,370,000           35.2%         32.2%
Mitchell Special Trust(14) ..................             --           --      3,226,740           15.4%         14.1%

----------

*     Represents less than 1%

(1) Unless otherwise indicated, we believe the beneficial owner has both sole voting and investment powers over such shares.

(2) Each share of Cinemark, Inc.'s Class A common stock has one vote and each share of its Class B common stock has ten votes on all matters to be voted on by stockholders. This column represents the combined voting power of the outstanding shares of Class A common stock and Class B common stock of Cinemark, Inc. held by such beneficial owner and assumes that no shares of Class B common stock have been converted into Class A common stock.

(3) Includes 7,370,000 shares held by CGI Equities, Ltd., 3,226,740 shares held by the Mitchell Special Trust, 279,400 shares held in trust for the benefit of certain of Lee Roy Mitchell's grandchildren, 10,051,140 shares owned by Lee Roy Mitchell and 22,000 shares owned by Tandy Mitchell.
      Lee Roy and Tandy Mitchell are married to each other. Lee Roy and Tandy Mitchell each control the general partner of CGI Equities Ltd. Lee Roy Mitchell is the co-trustee of the Mitchell Special Trust and other trusts held for the benefit of certain of his grandchildren. Mr. Mitchell disclaims ownership of all shares other than 10,051,140 shares of Class B common stock that he owns of record.

(4) Includes 7,370,000 shares owned by CGI Equities, Ltd., 10,051,140 shares owned by Lee Roy Mitchell and 22,000 shares owned by Tandy Mitchell.
      Lee Roy Mitchell and Tandy Mitchell each control the general partner of CGI Equities Ltd. Mrs. Mitchell disclaims ownership of all shares other than 22,000 shares of Class B common stock that she owns of record.

(5) 17,263,180 shares shown as beneficially owned by The Cypress Group L.L.C. are owned of record by Cypress Merchant Banking Partners L.P. The Cypress Group L.L.C. is the general partner of Cypress Associates L.P., which is the general partner of Cypress Merchant Banking Partners L.P. 897,380 shares shown as beneficially owned by The Cypress Group L.L.C. are owned of record by Cypress Pictures Ltd. The Cypress Group L.L.C. is the general partner of Cypress Associates L.P., which is the general partner of Cypress Offshore Partners L.P., which is the parent of Cypress Pictures Ltd. James Stern is a member of The Cypress Group L.L.C. Mr. Stern disclaims beneficial ownership of the shares owned by Cypress. The address of The Cypress Group L.L.C. is 65 East 55th Street, New York, New York 10022. Under the Stockholders'

         Agreement among the Mitchell Group, Cypress and Cinemark, Inc., Cypress has the right to exchange all of their shares of Class A common stock for an equal number of Class B common stock. If Cypress converts its 18,160,560 shares of Class A common stock for 18,160,560 shares of Class B common stock. Cypress will have approximately 46.3% of the total voting power and the Mitchell Group will have approximately 53.4% of the total voting power.

(6) Includes 52,800 shares of Class A common stock issuable upon the exercise of options that may be exercised within 60 days of March 17, 2003.

(7) Includes 19,800 shares of Class A common stock issuable upon the exercise of options that may be exercised within 60 days of March 17, 2003.

(8) Includes 52,800 shares of Class A common stock issuable upon the exercise of options that may be exercised within 60 days of March 17, 2003.

(9) Includes 52,800 shares of Class A common stock issuable upon the exercise of options that may be exercised within 60 days of March 17, 2003.

(10) Includes 44,000 shares of Class A common stock issuable upon the exercise of options that may be exercised within 60 days of March 17, 2003.

(11) Includes 44,000 shares of Class A common stock issuable upon the exercise of options that may be exercised within 60 days of March 17, 2003.

(12) Includes 474,100 shares of Class A common stock issuable upon the exercise of options that may be exercised within 60 days of March 17, 2003.

(13) The address of CGI Equities, Ltd. is 3900 Dallas Parkway, Suite 500, Plano, Texas 75093.

(14) The address of the Mitchell Special Trust is 3900 Dallas Parkway, Suite 500, Plano, Texas 75093.



Item 13: Certain Relationships and Related Transactions

CERTAIN AGREEMENTS

         We manage one theatre with 12 screens for Laredo Theatre, Ltd. Lone Star Theatres, Inc. owns 25% of the limited partnership interests in Laredo Theatre, Ltd. We are the sole general partner and own the remaining limited partnership interests. Lone Star Theatres, Inc. is owned 100% by Mr. David Roberts, who is Mr. Mitchell's son-in-law. Under the agreement, management fees are paid by Laredo Theatre, Ltd. to us at a rate of 5% of theatre revenues in each year up to $50,000,000 and 3% of theater revenues in each year in excess of $50,000,000. We recorded $187,798 of management fee revenues and received dividends of $750,000 from Laredo Theatre, Ltd. in 2002. In 2002, Laredo Theatre, Ltd. distributed dividends of $250,000 to Lone Star Theatres in accordance with the terms of the limited partnership agreement. All such amounts are included in our consolidated financial statements with the intercompany amounts eliminated in consolidation.

         We managed two theatres with 11 screens for Westward Ltd. in 2002. Westward Ltd. is a Texas limited partnership of which Cinemark of Utah, Inc. is the general partner and owns a 1% interest in Westward. Ltd. Cinemark of Utah, Inc. is 100% owned by Mr. Mitchell. Mr. Mitchell also owns a 48.425% limited partner interest in Westward Ltd. Under the agreement, management fees are paid to us by Westward Ltd. at a rate of 3% of theatre revenues. We recorded $25,359 of management fee revenues from Westward Ltd. in 2002. The agreement expired in November 2002. One of the two theatres managed by us was closed by Westward Ltd. in February 2002 and the other theatre was closed by Westward Ltd. in January 2003.

         We manage one theatre with eight screens for Mitchell Theatres. Mitchell Theatres is 100% owned by members of Mr. Mitchell's family. Under the agreement, management fees are paid to us by Mitchell Theatres at a rate of 5% of theatre revenues. We recorded $32,904 of management fee revenues from Mitchell Theatres in 2002. The term ends in November 2003. However, we have the option to renew for one or more five-year periods.

         We lease one theatre with 7 screens from Plitt Plaza joint venture. Plitt Plaza joint venture is indirectly owned by Lee Roy Mitchell. The term of the lease expires in July 2003. The annual rent is approximately $264,000 plus certain taxes, maintenance expenses, insurance, and a percentage of gross admission and concession receipts in excess of certain amounts. We recorded $272,175 of facility lease expense payable to Plitt Plaza joint venture during 2002.

PROFIT PARTICIPATION

         We entered into a profit participation agreement dated May 17, 2002 with Alan Stock, our President, pursuant to which Mr. Stock receives a profit interest in two recently built theatres after we have recovered our capital investment in these theatres plus our borrowing costs. Under this agreement, operating losses and disposition losses for any year are allocated 100% to us. Operating profits and disposition profits for these theatres for any fiscal year are allocated first to us to the extent of total operating losses and losses from any disposition of these theatres. Thereafter, net cash from operations from these theatres or from any disposition of these theatres is paid first to us until such payments equal our investment in these theatres, plus interest, and then 51% to the Company and 49% to Mr. Stock. In the event that Mr. Stock's employment is terminated without cause, profits will be distributed according to this formula without first allowing us to recoup our investment plus interest thereon. No amounts have been paid to Mr. Stock to date pursuant to the profit participation agreement. Upon completion of an initial public offering of Cinemark, Inc.'s common stock, we will have the option to purchase Mr. Stock's interest in the theatres for a price equal to the fair market value of the profit interest, as determined by an independent appraiser. We do not intend to enter into similar arrangements with our executive officers in the future.

STOCKHOLDERS' AGREEMENT

         Cinemark, Inc. entered into the Amended and Restated Stockholders' Agreement dated June 27, 2002 with the Mitchell Group and Cypress. Among other things, the Stockholders' Agreement provides that, subject to certain conditions and exceptions, Cinemark, Inc. must obtain the consent of Cypress for certain corporate acts including, but not limited to, amendments to our articles of incorporation, approval of annual budgets under certain circumstances, asset dispositions or acquisitions in excess of specified amounts, merger or consolidation, sale of substantially all of our assets, incurrence of indebtedness over specified amounts, certain stock redemptions or non prorata dividends, transactions with affiliates over specified amounts, certain management changes or new compensation plans, financing theatres through limited partnerships, settlements of litigation over specified amounts and issuance of common stock by private placement. The above-described provisions terminate on the earlier of (1) the public owning 25% or more of Cinemark, Inc.'s common stock, (2) Cinemark, Inc.'s merger with and into any publicly traded company or
(3) four years after the date of the Stockholders' Agreement. The Stockholders' Agreement also provides that Cypress will have the right to exchange their shares of our Class A common stock for an equal number of shares of our Class B common stock. The Stockholders' Agreement also contains a voting agreement pursuant to which the Mitchell Group agrees to vote their shares of common stock to elect certain designees of Cypress to our board of directors.

         Under the Stockholders' Agreement, after the six-month period following an initial public offering of Cinemark, Inc.'s common stock, Cypress, subject to a number of conditions and limitations, may require Cinemark, Inc. to file a registration statement under the Securities Act to register the sale of shares of Cinemark, Inc.'s common stock held by them. Cinemark, Inc. may be required to file up to three registration statements. The Stockholders' Agreement also provides, subject to a number of conditions and limitations, that Cypress and the Mitchell Group have piggy-back registration rights in connection with registered offerings of Cinemark, Inc.'s shares that we initiate after the six-month period following an initial public offering of Cinemark, Inc.'s common stock. Under the Stockholders' Agreement, the selling stockholder will be required to pay all registration expenses. In addition, Cinemark, Inc. is required to indemnify Cypress and the Mitchell

Group, and they in turn are required to indemnify us with respect to any information they provide, against certain liabilities in respect of any registration statement or offering covered by the Stockholders' Agreement.

         Cypress and the Mitchell Group have preemptive rights to cause Cinemark, Inc. to offer them a pro rata share of certain of our future offerings. In addition, the Stockholders' Agreement provides for certain rights and obligations among the stockholders related to share transfers by stockholders, including rights of first offer, tag-along rights and drag-along rights. If Cypress or the Mitchell Group receives an offer to purchase all or any part of their shares of our common stock, they must first offer to sell such common stock to Cinemark, Inc. and each other on substantially the same terms and conditions. In addition, if the Mitchell Group proposes to transfer their shares of Cinemark, Inc.'s common stock, Cypress may require that the third party purchaser purchase a pro rata portion of Cypress' shares of Cinemark, Inc.'s common stock. If the Mitchell Group receive a bona fide written offer from a third party purchaser to purchase all of their shares of Cinemark, Inc.'s common stock, and Cypress chooses not to exercise its first offer rights, the Mitchell Group may require Cypress affiliates to sell all of their shares of Cinemark, Inc.'s common stock to the third party purchaser.

         The Mitchell Group also agreed that in the event any corporate opportunity is presented to the Mitchell Group to acquire or enter into any significant business transaction involving the motion picture exhibition business, the Mitchell Group would submit such opportunity to our board of directors before taking any action.

INDEMNIFICATION OF DIRECTORS

         We have adopted provisions in our Articles of Incorporation and Bylaws which provide for indemnification of its officers and directors to the maximum extent permitted under the Texas Business Corporation Act. In addition, we have entered into separate indemnification agreements with each of our directors which requires us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors to the maximum extent permitted under the Texas Business Corporation Act. We have obtained an insurance policy providing for indemnification of our officers and directors and certain other persons against liabilities and expenses incurred by any of them in certain stated proceedings and under certain stated conditions.

Item 14: Controls and Procedures

         We have established a system of controls and other procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer and Chief Financial Officer within the last 90 days. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in alerting them in a timely basis to material information relating to us and our consolidated subsidiaries required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.

         There have been no significant changes in our system of internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation by the Chief Executive Officer and Chief Financial Officer.

                                     PART IV

Item 15: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

Dated: March 18, 2003                   CINEMARK USA, INC.


                                        BY:   /s/ Alan W. Stock
                                           ------------------------------------
                                              Alan W. Stock, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 NAME                                      TITLE                                   DATE
                 ----                                      -----                                   ----
/s/ Lee Roy Mitchell                     Chairman of the Board of Directors and Chief          March 18, 2003
-------------------------------------       Executive Officer
Lee Roy Mitchell


/s/ Tandy Mitchell                       Director                                              March 18, 2003
-------------------------------------
Tandy Mitchell


/s/ Alan W. Stock                        Director                                              March 18, 2003
-------------------------------------
Alan W. Stock


/s/ Robert Copple                        Senior Vice President and Treasurer (Chief            March 18, 2003
-------------------------------------       Financial and Accounting Officer); Director
Robert Copple


/s/ W. Bryce Anderson                    Director                                              March 18, 2003
-------------------------------------
W. Bryce Anderson


/s/ Heriberto Guerra                     Director                                              March 18, 2003
-------------------------------------
Heriberto Guerra


/s/ James A. Stern                       Director                                              March 18, 2003
----------------------------------
James A. Stern


/s/ James L. Singleton                   Director                                              March 18, 2003
-------------------------------------
James L. Singleton


/s/ William Spiegel                      Director                                              March 18, 2003
-------------------------------------
William Spiegel


/s/ Denny Rydberg                        Director                                              March 18, 2003
-------------------------------------
Denny Rydberg

         Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants which Have Not Registered Securities Pursuant to Section 12 of the Act.

         No annual report or proxy material has been sent to our shareholders. An annual report and proxy material may be sent to our shareholders subsequent to the filing of this Form 10-K. We shall furnish to the Securities and Exchange Commission copies of any annual report or proxy material that is sent to our shareholders.

                               CERTIFICATION UNDER
                       EXCHANGE ACT RULES 13A-14 OR 15D-14


CERTIFICATION

I, Lee Roy Mitchell, certify that:

1. I have reviewed this annual report on Form 10-K of Cinemark USA, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "EVALUATION DATE"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 17, 2003


                                     CINEMARK USA, INC.


                                     By:  /s/ Lee Roy Mitchell
                                          ----------------------------------
                                              Lee Roy Mitchell
                                              Chief Executive Officer

                               CERTIFICATION UNDER
                       EXCHANGE ACT RULES 13A-14 OR 15D-14


CERTIFICATION

I, Robert Copple, certify that:

1. I have reviewed this annual report on Form 10-K of Cinemark USA, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "EVALUATION DATE"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 17, 2003


                                     CINEMARK USA, INC.


                                     By: /s/ Robert Copple
                                         ----------------------------------
                                             Robert Copple
                                             Chief Financial Officer

                       CINEMARK USA, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS
            (ITEMS 8 AND 14 OF FORM 10-K) AND SUPPLEMENTAL SCHEDULES

                                                                                                                 Page
                                                                                                                 ----

INDEPENDENT AUDITORS' REPORT                                                                                      F-2

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES:

Consolidated Balance Sheets, December 31, 2001 and 2002                                                           F-3

Consolidated Statements of Operations for the Years Ended
      December 31, 2000, 2001 and 2002                                                                            F-5

Consolidated Statements of Shareholder's Equity and Comprehensive Income (Loss)
      for the Years Ended December 31, 2000, 2001 and 2002                                                        F-6

Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2000, 2001 and 2002                                                                            F-7

Notes to Consolidated Financial Statements                                                                        F-8

SUPPLEMENTAL SCHEDULES REQUIRED BY THE INDENTURES
FOR THE SENIOR SUBORDINATED NOTES:

Schedule

      Consolidating Balance Sheet Information, December 31, 2002                                                  S-1

      Consolidating Statement of Operations Information for the Year Ended
      December 31, 2002                                                                                           S-2

      Consolidating Statement of Cash Flows Information for the Year Ended
      December 31, 2002                                                                                           S-3

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Cinemark USA, Inc. and Subsidiaries
Plano, TX

We have audited the accompanying consolidated balance sheets of Cinemark USA, Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, shareholder's equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cinemark USA, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 of the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" which changed its method of accounting for goodwill and indefinite-lived intangible assets in 2002.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedules of certain consolidating information listed in the index on page F-1 are presented for the purpose of additional analysis of the basic consolidated financial statements rather than to present the financial position, results of operations, and cash flows of the individual companies, and are not a required part of the basic consolidated financial statements. These schedules are the responsibility of the Company's management. Such schedules have been subjected to the auditing procedures applied in our audits of the basic 2002 consolidated financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic 2002 consolidated financial statements taken as a whole.



/s/ Deloitte & Touche LLP

Dallas, Texas
February 28, 2003

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2002

ASSETS                                                           2001               2002
                                                            --------------     --------------

CURRENT ASSETS
     Cash and cash equivalents                              $   50,199,223     $   63,718,515
     Inventories                                                 3,322,032          3,688,915
     Accounts receivable                                        11,049,648         12,441,849
     Income tax receivable                                       1,438,794            715,931
     Prepaid expenses and other                                  3,246,829          4,094,135
                                                            --------------     --------------
        Total current assets                                    69,256,526         84,659,345

THEATRE PROPERTIES AND EQUIPMENT
     Land                                                       63,463,978         60,655,789
     Buildings                                                 314,423,663        310,049,621
     Theatre furniture and equipment                           466,953,793        455,577,935
     Leasehold interests and improvements                      352,294,695        342,421,132
     Theatres under construction                                 4,198,208          8,804,504
                                                            --------------     --------------
     Total                                                   1,201,334,337      1,177,508,981

     Less accumulated depreciation and amortization            334,927,920        385,778,478
                                                            --------------     --------------
        Theatre properties and equipment - net                 866,406,417        791,730,503

OTHER ASSETS
     Goodwill                                                   15,124,954         10,751,844
     Investments in and advances to affiliates                   4,447,003          3,040,940
     Deferred tax asset                                          3,716,206                 --
     Deferred charges and other - net                           37,592,644         26,631,296
                                                            --------------     --------------
        Total other assets                                      60,880,807         40,424,080
                                                            --------------     --------------

TOTAL ASSETS                                                $  996,543,750     $  916,813,928
                                                            ==============     ==============

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2002

LIABILITIES AND SHAREHOLDER'S EQUITY                                                   2001                2002
                                                                                  --------------      --------------

CURRENT LIABILITIES
     Current portion of long-term debt                                            $   21,853,742      $   30,190,449
     Accounts payable                                                                 31,109,661          30,813,355
     Accrued film rentals                                                             23,581,478          26,029,698
     Accrued interest                                                                 16,167,137          15,849,066
     Accrued payroll                                                                  13,142,023          14,375,226
     Accrued property taxes                                                           14,028,991          15,221,517
     Accrued other current liabilities                                                19,472,236          21,948,450
                                                                                  --------------      --------------
        Total current liabilities                                                    139,355,268         154,427,761

LONG-TERM LIABILITIES
     Long-term debt, less current portion                                            759,102,424         662,396,388
     Deferred income taxes                                                                    --          11,170,128
     Deferred lease expenses                                                          22,832,388          24,837,457
     Deferred gain on sale leasebacks                                                  4,738,540           4,372,620
     Deferred revenues and other long-term liabilities                                 9,824,212           5,129,370
                                                                                  --------------      --------------
        Total long-term liabilities                                                  796,497,564         707,905,963

COMMITMENTS AND CONTINGENCIES (see Note 11)                                                   --                  --

MINORITY INTERESTS IN SUBSIDIARIES                                                    35,353,662          26,714,929

SHAREHOLDER'S EQUITY
     Class A common stock, $.01 par value: 10,000,000 shares authorized,
        1,500 shares issued and outstanding                                                   15                  15
     Class B common stock, no par value: 1,000,000 shares authorized,
        239,893 shares issued and outstanding                                         49,543,427          49,543,427
     Additional paid-in-capital                                                       15,097,709          11,974,860
     Unearned compensation - stock options                                            (4,226,004)                 --
     Retained earnings                                                                44,696,299          80,273,323
     Treasury stock, 57,245 Class B shares at cost                                   (24,232,890)        (24,232,890)
     Accumulated other comprehensive loss                                            (55,541,300)        (89,793,460)
                                                                                  --------------      --------------
        Total shareholder's equity                                                    25,337,256          27,765,275
                                                                                  --------------      --------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                        $  996,543,750      $  916,813,928
                                                                                  ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                                                                 2000                2001                2002

REVENUES
    Admissions                                                              $  511,305,524      $  548,920,177      $  597,416,361
    Concession                                                                 235,691,321         257,603,165         292,814,066
    Other                                                                       39,267,012          47,135,126          49,034,782
                                                                            --------------      --------------      --------------
          Total revenues                                                       786,263,857         853,658,468         939,265,209

COSTS AND EXPENSES
    Cost of operations:
        Film rentals and advertising                                           278,387,112         295,018,941         321,821,308
        Concession supplies                                                     41,993,761          44,924,307          50,678,323
        Salaries and wages                                                      86,680,128          90,808,558          97,286,300
        Facility lease expense                                                 108,488,605         114,736,525         116,302,827
        Utilities and other                                                     97,457,877         101,217,063         104,830,625
                                                                            --------------      --------------      --------------
          Total cost of operations                                             613,007,483         646,705,394         690,919,383

    General and administrative expenses                                         39,012,924          42,689,638          48,219,709
    Depreciation and amortization                                               66,110,555          73,543,846          66,892,843
    Asset impairment loss                                                        3,872,126          20,723,274           3,869,331
    Loss on sale of assets and other                                               912,298          12,407,696             469,961
                                                                            --------------      --------------      --------------
          Total costs and expenses                                             722,915,386         796,069,848         810,371,227
                                                                            --------------      --------------      --------------

OPERATING INCOME                                                                63,348,471          57,588,620         128,893,982

OTHER INCOME (EXPENSE)
    Interest expense                                                           (73,151,772)        (68,542,792)        (55,428,317)
    Amortization of debt issue cost                                               (885,449)         (2,387,828)         (2,364,680)
    Interest income                                                              1,044,835           1,492,492           2,318,172
    Foreign currency exchange loss                                                (467,154)         (1,976,979)         (5,120,336)
    Equity in income (loss) of affiliates                                           (7,493)         (4,471,983)            426,936
    Minority interests in (income) loss of subsidiaries                            (52,802)            162,573            (598,923)
                                                                            --------------      --------------      --------------
          Total other expenses                                                 (73,519,835)        (75,724,517)        (60,767,148)
                                                                            --------------      --------------      --------------

INCOME (LOSS) BEFORE INCOME TAXES AND
    CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                                  (10,171,364)        (18,135,897)         68,126,834

INCOME TAXES (BENEFIT)                                                             251,721         (14,114,629)         29,160,031
                                                                            --------------      --------------      --------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF AN
    ACCOUNTING CHANGE                                                          (10,423,085)         (4,021,268)         38,966,803

    Cumulative effect of a change in accounting principle, net of tax
        benefit of $0                                                                   --                  --          (3,389,779)
                                                                            --------------      --------------      --------------

NET INCOME (LOSS)                                                           $  (10,423,085)     $   (4,021,268)     $   35,577,024
                                                                            ==============      ==============      ==============

EARNINGS (LOSS) PER SHARE - Basic/Diluted
    Income (loss) before accounting change                                  $       (58.30)     $       (22.40)     $       211.61
    Cumulative effect of a change in accounting principle                               --                  --              (18.41)
                                                                            --------------      --------------      --------------
    Net income (loss)                                                       $       (58.30)     $       (22.40)     $       193.20
                                                                            ==============      ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY AND COMPREHENSIVE INCOME (LOSS) YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                                                               Class A                         Class B
                                                                             Common Stock                    Common Stock

                                                                         Shares                          Shares
                                                                         Issued          Amount          Issued          Amount
                                                                      ------------    ------------    ------------    ------------

BALANCE January 1, 2000                                                      1,500    $         15         234,073    $ 49,537,607

Net loss
Unearned compensation from stock options forfeited
Amortization of unearned compensation
Shares repurchased by shareholder
Repurchase of options
Repurchase of treasury stock
Stock options exercised, including tax benefit                                                                 709             709
Foreign currency translation adjustment
                                                                      ------------    ------------    ------------    ------------

BALANCE December 31, 2000                                                    1,500    $         15         234,782    $ 49,538,316


Net loss
Unearned compensation from stock options granted
Unearned compensation from stock options forfeited
Amortization of unearned compensation
Stock options exercised, including tax benefit                                                               5,111           5,111
Foreign currency translation adjustment
                                                                      ------------    ------------    ------------    ------------

BALANCE December 31, 2001                                                    1,500    $         15         239,893    $ 49,543,427


Net income
Amortization of unearned compensation (Jan 1, 2002 - May 16, 2002)
Options exchanged for Cinemark, Inc. options (May 17, 2002)
Capital Contribution from Cinemark, Inc. (amortization of unearned compensation from May 17, 2002 - December 31, 2002)
Foreign currency translation adjustment
                                                                      ------------    ------------    ------------    ------------

BALANCE December 31, 2002                                                    1,500    $         15         239,893    $ 49,543,427
                                                                      ============    ============    ============    ============



                                                                       Additional       Unearned
                                                                        Paid-in       Compensation      Retained        Treasury
                                                                        Capital       Stock Options     Earnings         Stock
                                                                      ------------    -------------   ------------   --------------

BALANCE January 1, 2000                                               $ 13,733,221    $ (3,131,680)   $ 59,140,652   $  (24,198,890)

Net loss                                                                                               (10,423,085)
Unearned compensation from stock options forfeited                        (362,298)        168,482
Amortization of unearned compensation                                                    1,006,254
Shares repurchased by shareholder                                          103,584
Repurchase of options                                                      (67,575)
Repurchase of treasury stock                                                                                                (34,000)
Stock options exercised, including tax benefit                            (208,317)
Foreign currency translation adjustment
                                                                      ------------    ------------    ------------   --------------

BALANCE December 31, 2000                                             $ 13,198,615    $ (1,956,944)   $ 48,717,567   $  (24,232,890)


Net loss                                                                                                (4,021,268)
Unearned compensation from stock options granted                         3,423,107      (3,423,107)
Unearned compensation from stock options forfeited                        (143,392)        143,392
Amortization of unearned compensation                                                    1,010,655
Stock options exercised, including tax benefit                          (1,380,621)
Foreign currency translation adjustment
                                                                      ------------    ------------    ------------   --------------

BALANCE December 31, 2001                                             $ 15,097,709    $ (4,226,004)   $ 44,696,299   $  (24,232,890)


Net income                                                                                              35,577,024
Amortization of unearned compensation (Jan 1, 2002 - May 16, 2002)                         415,919
Options exchanged for Cinemark, Inc. options (May 17, 2002)             (3,810,085)      3,810,085
Capital Contribution from Cinemark, Inc. (amortization of unearned
     compensation from May 17, 2002 - December 31, 2002)                   687,236
Foreign currency translation adjustment
                                                                      ------------    ------------    ------------   --------------

BALANCE December 31, 2002                                             $ 11,974,860    $         --    $ 80,273,323   $  (24,232,890)
                                                                      ============    ============    ============   ==============


                                                                       Accumulated
                                                                         Other
                                                                      Comprehensive                       Comprehensive
                                                                          Loss              Total         Income (Loss)
                                                                      --------------     ------------     -------------

BALANCE January 1, 2000                                               $  (31,230,379)    $ 63,850,546

Net loss                                                                                  (10,423,085)     (10,423,085)
Unearned compensation from stock options forfeited                                           (193,816)
Amortization of unearned compensation                                                       1,006,254
Shares repurchased by shareholder                                                             103,584
Repurchase of options                                                                         (67,575)
Repurchase of treasury stock                                                                  (34,000)
Stock options exercised, including tax benefit                                               (207,608)
Foreign currency translation adjustment                                   (5,124,463)      (5,124,463)      (5,124,463)
                                                                      --------------     ------------     ------------

BALANCE December 31, 2000                                             $  (36,354,842)    $ 48,909,837     $(15,547,548)
                                                                                                          ============

Net loss                                                                                   (4,021,268)      (4,021,268)
Unearned compensation from stock options granted                                                   --
Unearned compensation from stock options forfeited                                                 --
Amortization of unearned compensation                                                       1,010,655
Stock options exercised, including tax benefit                                             (1,375,510)
Foreign currency translation adjustment                                  (19,186,458)     (19,186,458)     (19,186,458)
                                                                      --------------     ------------     ------------

BALANCE December 31, 2001                                             $  (55,541,300)    $ 25,337,256     $(23,207,726)
                                                                                                          ============

Net income                                                                                 35,577,024       35,577,024
Amortization of unearned compensation (Jan 1, 2002 - May 16, 2002)                            415,919
Options exchanged for Cinemark, Inc. options (May 17, 2002)                                        --
Capital Contribution from Cinemark, Inc. (amortization of unearned
     compensation from May 17, 2002 - December 31, 2002)                                      687,236
Foreign currency translation adjustment                                  (34,252,160)     (34,252,160)     (34,252,160)
                                                                      --------------     ------------     ------------

BALANCE December 31, 2002                                             $  (89,793,460)    $ 27,765,275     $  1,324,864
                                                                      ==============     ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                                                                  2000                2001                2002
OPERATING ACTIVITIES
     Net income (loss)                                                       $  (10,423,085)     $   (4,021,268)     $   35,577,024

     Noncash items in net income (loss):
          Depreciation                                                           63,943,131          70,978,308          66,131,611
          Amortization of goodwill and other assets                               3,052,873           2,565,538             761,232
          Amortization of foreign advanced rents                                  2,523,076           2,345,095           1,796,405
          Amortized compensation - stock options                                    916,022           1,010,655           1,103,155
          Amortization of debt issue costs                                          885,449           2,387,828           2,364,680
          Amortization of gain on sale leasebacks                                  (365,920)           (365,921)           (365,920)
          Amortization of debt discount and premium                                 (28,507)            (28,508)            (28,507)
          Amortization of deferred revenues                                     (10,938,916)         (8,319,348)         (4,852,905)
          Loss on impairment of assets                                            3,872,126          20,723,274           3,869,331
          Loss on sale of assets and other                                          912,298          12,407,696             469,961
          Deferred lease expenses                                                 4,286,447           2,357,141           2,005,069
          Deferred income tax expenses                                           (3,256,326)        (18,547,884)         14,886,334
          Equity in (income) loss of affiliates                                       7,493           4,471,983            (426,936)
          Minority interests in income (loss) of subsidiaries                        52,802            (162,573)            598,923
          Common stock issued for options exercised, including tax benefit         (207,608)         (1,375,510)                 --
          Cumulative effect of an accounting change                                      --                  --           3,389,779

     Cash provided by (used for) operating working capital:
          Inventories                                                               999,565             412,923            (366,883)
          Accounts receivable                                                     3,821,447          (2,803,624)         (1,392,201)
          Prepaid expenses and other                                              3,917,056             344,837            (847,306)
          Other assets                                                            1,905,257           4,746,176           6,463,964
          Advances with affiliates                                                  430,185          (1,671,098)          1,191,191
          Accounts payable                                                      (24,647,978)          2,670,834            (296,306)
          Accrued liabilities                                                    12,525,226          (4,419,739)         17,206,305
          Other long-term liabilities                                                40,135           1,391,446             158,063
          Income tax receivable                                                     573,425              23,927             722,863
                                                                             --------------      --------------      --------------

             Net cash provided by operating activities                           54,795,673          87,122,188         150,118,926

INVESTING ACTIVITIES
     Additions to theatre properties and equipment                             (113,080,618)        (40,351,680)        (38,031,643)
     Sale of theatre properties and equipment                                    23,275,239           6,867,953           2,639,965
     Investment in affiliates                                                    (5,233,333)           (379,373)                 --
     Dividends/capital returned from affiliates                                     153,000              63,693             641,808
                                                                             --------------      --------------      --------------

             Net cash used for investing activities                             (94,885,712)        (33,799,407)        (34,749,870)

FINANCING ACTIVITIES
     Increase in long-term debt                                                 210,453,907          93,236,439          61,748,082
     Decrease in long-term debt                                                (178,515,735)       (122,574,508)       (148,650,617)
     Costs of debt financing                                                     (4,607,226)                 --                  --
     Increase in deferred revenues                                               26,224,423                  --                  --
     Increase in minority investment in subsidiaries                              2,500,102          11,429,373             454,931
     Decrease in minority investment in subsidiaries                             (4,673,720)         (3,604,665)         (9,692,587)
     Repurchase of options                                                          (67,575)                 --                  --
     Repurchase of treasury stock                                                   (34,000)                 --                  --
                                                                             --------------      --------------      --------------

             Net cash provided by (used for) financing activities                51,280,176         (21,513,361)        (96,140,191)

EFFECT OF EXCHANGE RATE CHANGES
     ON CASH AND CASH EQUIVALENTS                                                  (222,300)         (1,450,191)         (5,709,573)
                                                                             --------------      --------------      --------------

INCREASE IN CASH AND CASH EQUIVALENTS                                            10,967,837          30,359,229          13,519,292

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                          8,872,157          19,839,994          50,199,223
                                                                             --------------      --------------      --------------
     End of period                                                           $   19,839,994      $   50,199,223      $   63,718,515
                                                                             ==============      ==============      ==============

SUPPLEMENTAL INFORMATION (see Note 6)

The accompanying notes are an integral part of the consolidated financial statements.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Business - Cinemark USA, Inc. and its subsidiaries (the "Company") is one of the leaders in the motion picture exhibition industry that owns or leases and operates motion picture theatres in the United States ("U.S."), Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Colombia and the United Kingdom. The Company also manages additional theatres in the U.S. and provides management services for one theatre in Taiwan at December 31, 2002.

       Share Exchange - On May 16, 2002, Cinemark, Inc. was formed as the Delaware holding company of Cinemark USA, Inc. Under a share exchange agreement dated May 17, 2002, and after giving effect to a reverse stock split, each outstanding share, and each outstanding option to purchase shares of the Company was exchanged for shares, and options to purchase shares, respectively, of common stock of Cinemark, Inc.

       Principles of Consolidation - The consolidated financial statements include the accounts of Cinemark USA, Inc. and its subsidiaries. Majority-owned subsidiaries that the Company has control of are consolidated while those subsidiaries of which the Company owns between 20% and 50% and does not control are accounted for as affiliates under the equity method. The results of these subsidiaries and affiliates are included in the financial statements effective with their formation or from their dates of acquisition. Significant intercompany balances and transactions are eliminated in consolidation. Certain reclassifications have been made to the 2000 and 2001 financial statements to conform to the 2002 presentation.

       Cash and Cash Equivalents - Cash and cash equivalents consist of operating funds held in financial institutions, petty cash held by the theatres and highly liquid investments with remaining maturities of three months or less when purchased.

       Inventories - Concession and theatre supplies inventories are stated at the lower of cost (first-in, first-out method) or market.

       Theatre Properties and Equipment - Theatre properties and equipment are stated at cost less accumulated depreciation and amortization. Property additions include $613,614 and $215,704 of interest incurred during the development and construction of theatres capitalized in 2000 and 2001, respectively. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: buildings - 18 to 40 years; theatre furniture and equipment - 5 to 15 years. Amortization of leasehold interests and improvements is provided using the straight-line method over the lesser of the lease period or the estimated useful lives of the leasehold interests and improvements.

       Asset Impairment Loss - The Company evaluates long-lived assets for impairment in conjunction with the preparation of its quarterly consolidated financial statements or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. When estimated undiscounted cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its estimated fair value.

       Goodwill - The excess of cost over the fair values of the net assets of theatre businesses acquired, less accumulated amortization, goodwill impairment charges and foreign currency cumulative translation adjustments are recorded as goodwill. For financial reporting purposes through December 31, 2001, goodwill was amortized primarily over 10 to 20 year periods, which approximates the remaining lease terms of the businesses acquired. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", beginning January 1, 2002, goodwill is no longer being amortized, but instead is being tested for impairment at least annually. The Company assesses the impairment of goodwill whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors considered which could trigger an impairment review include significant underperformance relative to historical or projected business and significant negative industry or economic trends. If an impairment review is triggered, the Company measures any impairment based on estimated undiscounted cash flows. See note 3 for disclosure of the impact in 2002 upon adoption of this new accounting pronouncement.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Deferred Charges and Other - Deferred charges and other primarily consist of debt issue costs, capitalized licensing fees, other intangible assets, foreign advanced rents, construction advances and other deposits, equipment to be placed in service, an interest rate cap agreement and other assets. Debt issue costs are amortized using the straight-line method over the primary financing terms ending January 2003 to July 2008. Capitalized licensing fees are amortized using the straight-line method over fifteen years. Foreign advanced rents represent advance payments of long-term foreign leases which are expensed to facility lease expense generally over 10 to 20 years as leased facilities are utilized. For financial reporting purposes through December 31, 2001, other intangible assets were amortized over the respective lives of the trademarks, noncompete agreement or other intangible asset agreements. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", beginning January 1, 2002, other intangible assets with indefinite useful lives are no longer being amortized, but instead are being tested for impairment at least annually. See note 3 for disclosure of the impact in 2002 upon adoption of this new accounting pronouncement.

       Deferred Lease Expenses - Certain of the Company's leases provide for escalating rent payments throughout the lease term. Deferred lease expenses are provided to account for lease expenses on a straight-line basis, where lease payments are not made on such basis.

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

       Revenue and Expense Recognition - Revenues are recognized when admissions and concession sales are received at the box office and screen advertising is shown at the theatres. Film rental costs are accrued based on the applicable box office receipts and either the mutually agreed upon firm terms or estimates of the final settlement depending on the film licensing arrangement. Estimates are based on the expected success of a film over the length of its run. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known at the time the estimate is made and the expected success of a film over the length of its run can typically be estimated early in the film's run. The final film settlement amount is negotiated at the conclusion of the film's run based upon how a film actually performs. If actual settlements are higher than those estimated, additional film rental costs are recorded at that time. When participating in co-operative advertising, the Company shares the total advertising costs to promote a film with the film distributor on a negotiated basis and the Company's advertising expenses are presented net of the portion of advertising costs shared with distributors which equaled $775,780, $443,383 and $18,995 for the years ended December 31, 2000, 2001 and 2002, respectively. The Company recognizes advertising costs and any sharing arrangements with film distributors in the same accounting period. Advertising costs borne by the Company are expensed as incurred. Advertising expenses for the years ended December 31, 2000, 2001 and 2002 totaled $17,931,796, $14,622,336 and
$14,164,514, respectively.

       Stock Option Accounting - The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the date of grant for awards under the plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure", the Company's net income (loss) would have been reduced by $325,124, $329,092 and $260,471 in 2000, 2001 and 2002, respectively.
See note 13 for disclosure of assumptions utilized in the calculation of fair value and the required disclosures about the effects of stock-based compensation on reported net income.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Income Taxes - The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the bases of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized. Income taxes are provided on unremitted earnings from foreign subsidiaries. Taxes are not provided on earnings expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments and the related tax accruals are in the consolidated balance sheets. To the extent tax accruals differ from actual payments or assessments, the accruals will be adjusted.

       Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates.

       Derivative Instruments - The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related amendments in its fiscal year beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments that require every derivative to be recorded on the balance sheet as an asset or liability measured at its fair value. The statement also defines the accounting for the change in the fair value of derivatives depending on their intended use. The Company's derivative activity is not material to its financial position or results of operations for the periods presented.

       Foreign Currency Translations - The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded as a separate component of shareholder's equity.

       Fair Values of Financial Instruments - Fair values of financial instruments are estimated by the Company using available market information and other valuation methods. The estimated fair value amounts for specific groups of financial instruments are presented in note 9. Values are based on available market quotes or estimates using a discounted cash flow approach based on the interest rates currently available for similar debt. The fair value of financial instruments for which estimated fair value amounts are not specifically presented is estimated to approximate the related recorded value.

2.   NEW ACCOUNTING PRONOUNCEMENTS

       In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires, among other things, that gains and losses on the early extinguishment of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishment of debt are effective for fiscal years beginning after May 15, 2002. This statement became effective for the Company on January 1, 2003. The Company believes the adoption of this statement will not have a material impact on the consolidated financial statements.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        In September 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. This statement became effective for the Company on January 1, 2003. The adoption of this statement had no impact on the consolidated financial statements.

       In November 2002, the Financial Accounting Standards Board issued Interpretation Number 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statements of periods ending after December 15, 2002.

       In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. See note 13 of the Company's Notes to Consolidated Financial Statements for the required disclosures about the effects of stock-based compensation on reported net income.

3.   ACCOUNTING FOR AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". This statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.

     The Company's goodwill at December 31, 2001 was as follows:

                                        Gross Carrying      Accumulated      Net Goodwill
             Goodwill                       Amount         Amortization         Amount
             --------                   --------------     ------------      ------------
         U.S. operations                 $  9,313,165      $ (4,004,427)     $  5,308,738
         Argentina operations               5,162,418          (893,308)        4,269,110
         Chile operations                   3,663,883          (732,777)        2,931,106
         Peru operations                    3,270,000          (654,000)        2,616,000
                                         ------------      ------------      ------------
                                         $ 21,409,466      $ (6,284,512)     $ 15,124,954
                                         ============      ============      ============

     The adoption of this accounting pronouncement resulted in the aggregate write down of goodwill to fair value as a cumulative effect of a change in accounting principle on January 1, 2002 as follows:

U.S. operations               $   27,226
Argentina operations           3,298,385
                              ----------
                              $3,325,611
                              ==========

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The Company has recorded an additional impairment of goodwill in the amount of $558,398 for the year ended December 31, 2002 (recorded as a component of asset impairment loss in the statement of operations). The additional impairment of goodwill relates to a further write-down of goodwill to fair value associated with the Company's Argentina operations which continue to be impacted by the economic turmoil in the country. Fair value for this goodwill reporting unit was estimated based on a multiple of estimated cash flows for each of the individual Argentina properties.

        The Company has also recorded foreign currency translation adjustments of $204,330, $231,155 and $53,616 in Argentina, Chile and Peru, respectively, to write down goodwill in 2002. No additional goodwill was acquired in the year ended December 31, 2002.

        The Company's other intangible assets (included in deferred charges and other on the balance sheet) at December 31, 2001 were as follows:

                                           Gross Carrying      Accumulated     Net Intangible
         Other Intangible Assets               Amount         Amortization      Asset Amount
         -----------------------           --------------     ------------     --------------
         Capitalized licensing fees         $  9,000,000      $   (566,666)     $  8,433,334
         Trademarks                              147,919           (83,751)           64,168
         Non-compete fee                          72,403           (64,876)            7,527
         Other intangible assets                 169,116          (152,953)           16,163
                                            ------------      ------------      ------------
                                            $  9,389,438      $   (868,246)     $  8,521,192
                                            ============      ============      ============

        The adoption of this accounting pronouncement resulted in the aggregate write down of other intangible assets with indefinite useful lives to fair value as a cumulative effect of a change in accounting principle on January 1, 2002 as follows:

         Trademarks              $64,168
                                 -------
                                 $64,168
                                 =======

       The Company's capitalized licensing fees have definite useful lives and thus are continuing to be amortized over their remaining useful lives. The Company's other intangible assets have indefinite useful lives remaining but were not written down on January 1, 2002 since they are recorded at or below their fair value.

        The Company's other intangible assets at December 31, 2002 are as follows:

                                                  Gross
                                                 Carrying         Accumulated     Net Intangible
         Other Intangible Assets                  Amount         Amortization      Asset Amount
         -----------------------               ------------      ------------     --------------
         Amortized Intangible Assets:
         Capitalized licensing fees            $  9,000,000      $ (1,066,667)     $  7,933,333
         Non-compete fee                             72,403           (72,403)               --
                                               ------------      ------------      ------------
                                               $  9,072,403      $ (1,139,070)     $  7,933,333
                                               ============      ============      ============

         Unamortized Intangible Assets:
         Trademarks                            $    147,919      $   (147,919)     $         --
         Other intangible assets                    169,116          (152,953)           16,163
                                               ------------      ------------      ------------
                                               $    317,035      $   (300,872)     $     16,163
                                               ============      ============      ============

         Aggregate Amortization Expense:
         For the year ended December 31, 2002                    $    761,232
                                                                 ============

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Aggregate amortization expense for the year ended December 31, 2002 consists of $507,528 of amortization of other intangible assets and $253,704 of amortization of other assets (both of which are included in deferred charges and other on the balance sheet).

         Estimated Amortization Expense of Other Intangible Assets:
         For the year ended December 31, 2003                               $500,000
         For the year ended December 31, 2004                                500,000
         For the year ended December 31, 2005                                500,000
         For the year ended December 31, 2006                                500,000
         For the year ended December 31, 2007                                500,000

        The impact on net income (loss) and earnings (loss) per share related to the adoption of this accounting pronouncement is as follows:

                                                                                      Year Ended
                                                                                     December 31,
                                                                     2000                2001                2002
                                                                --------------      --------------      --------------
         Income (loss) before cumulative effect
         of an accounting change                                $  (10,423,085)     $   (4,021,268)     $   38,966,803
         Add back: Goodwill amortization                             1,792,975           1,701,786                  --
         Add back: Other intangible asset amortization                  33,527              33,528                  --
                                                                --------------      --------------      --------------
         Adjusted net income (loss)                             $   (8,596,583)     $   (2,285,954)     $   38,966,803
                                                                ==============      ==============      ==============

         Basic/diluted earnings (loss) before cumulative
         effect of an accounting change per share:
         Reported income (loss)                                 $       (58.30)     $       (22.40)     $       211.61
         Add back: Goodwill amortization                                 10.03                9.48                  --
         Add back: Other intangible asset amortization                    0.18                0.19                  --
                                                                --------------      --------------      --------------
         Adjusted income (loss)                                 $       (48.09)     $       (12.73)     $       211.61
                                                                ==============      ==============      ==============

4.   EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share are computed using the weighted average number of shares of Class A and Class B common stock outstanding during each period. The following table sets forth the computation of basic and diluted earnings per share:

                                                                               2000              2001              2002
                                                                           ------------      ------------      ------------

Income (loss) before cumulative effect of an accounting change             $(10,423,085)     $ (4,021,268)     $ 38,966,803
                                                                           ============      ============      ============

Basic:
Weighted average common shares outstanding                                      178,770           179,531           184,148
                                                                           ============      ============      ============

Income (loss) before cumulative effect of an accounting change per
common share                                                               $     (58.30)     $     (22.40)     $     211.61
                                                                           ============      ============      ============

Diluted:
Weighted average common shares outstanding                                      178,770           179,531           184,148
Common equivalent shares for stock options                                           --                --                --
                                                                           ------------      ------------      ------------
Weighted average common and common equivalent shares outstanding                178,770           179,531           184,148
                                                                           ============      ============      ============

Income (loss) before cumulative effect of an accounting change per
common and common equivalent share                                         $     (58.30)     $     (22.40)     $     211.61
                                                                           ============      ============      ============

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Basic income (loss) per share is computed by dividing the income (loss) by the weighted average number of shares of common stock of all classes outstanding during the period. Diluted income (loss) per share is computed by dividing the income (loss) by the weighted average number of shares of common stock and potential issuable common stock outstanding using the treasury stock method.

       The dilutive effect of the options to purchase common stock are excluded from the computation of diluted income (loss) per share if their effect is antidilutive. At December 31, 2000 and 2001, 12,490 and 10,630 options to purchase common stock (calculated on a weighted average for the year basis) have been excluded from the diluted income (loss) per share calculation, respectively, as their effect would have been antidilutive.

       On May 16, 2002, Cinemark, Inc. was formed as the Delaware holding company of Cinemark USA, Inc. Under a share exchange agreement, dated May 17, 2002, and after giving effect to a reverse stock split, each outstanding share, and each outstanding option to purchase shares of the Company was exchanged for shares, and options to purchase shares, respectively, of common stock of Cinemark, Inc. As a result, weighted average common shares outstanding for the year ended December 31, 2002 do not include options to purchase shares of Cinemark, Inc.'s common stock. See note 13 for additional disclosures regarding the Company's capital stock and related stock option plans.

5.   FOREIGN CURRENCY TRANSLATION

       The accumulated other comprehensive loss account in shareholder's equity of $55,541,300 and $89,793,460 at December 31, 2001 and 2002, respectively, primarily relates to the cumulative foreign currency adjustments from translating the financial statements of Cinemark Argentina, S.A., Cinemark Brasil S.A. and Cinemark de Mexico, S.A. de C.V. into U.S. dollars.

       For the first eight months of 2000, the Company was required to utilize the U.S. dollar as the functional currency of Cinemark del Ecuador, S.A. for U.S. reporting purposes in place of the sucre due to the highly inflationary economy of Ecuador. Thus, devaluations in the sucre during the first eight months of 2000 that affected the Company's investment were charged to foreign currency exchange gain (loss) rather than to the accumulated other comprehensive loss account as a reduction of shareholder's equity. A foreign currency exchange gain of $32,300 was recognized in 2000 and is included in other income (expense) in the statement of operations. In September 2000, the country of Ecuador officially switched to the U.S. dollar as its official currency, thereby eliminating any foreign currency exchange gain (loss) from operations in Ecuador on a going forward basis. At December 31, 2002, the total assets of Cinemark del Ecuador, S.A. were approximately U.S. $4 million.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        For the majority of 2001, the country of Argentina utilized the peso as its functional currency with it pegged at a rate of 1.0 peso to the U.S. dollar. As a result of economic turmoil which began in December 2001, the Argentine government announced several restrictions on currency conversions and transfers of funds abroad in early January 2002. The Argentine government ended the peso-dollar parity regime and established a dual exchange rate system, with a "commercial rate" and a "market rate". The commercial rate of 1.4 pesos to the U.S. dollar was to be utilized to settle all exports and certain essential imports. The market rate traded for the first time on January 11, 2002 and closed at a rate of 1.7 pesos to the U.S. dollar. As a result, the effect of translating the December 31, 2001 peso balances for assets and liabilities into U.S. dollars at the first known free-floating market rate as of January 11, 2002 (1.7 pesos to the U.S. dollar) is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction of shareholder's equity of approximately $19 million at December 31, 2001. Income and expense accounts from January through November 2001 were converted into U.S. dollars at the exchange rate of 1.0 peso to the U.S. dollar and income and expense accounts in December 2001 were converted into U.S. dollars at the rate of 1.7 pesos to the U.S. dollar. On January 14, 2002, the Argentine government unified the commercial rate and the market rate into one floating rate which is presently in use. At December 31, 2002, the floating rate was 3.4 pesos to the U.S. dollar. As a result, the effect of translating the 2002 Argentine financial statements into U.S. dollars was approximately $13 million which is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an additional reduction of shareholder's equity. At December 31, 2002, the total assets of Cinemark Argentina, S.A. were approximately U.S. $14 million.

        On December 31, 2002, the exchange rate for the Brazilian real was 3.5 reais to the U.S. dollar (the exchange rate was 2.3 reais to the U.S. dollar at December 31, 2001). As a result, the effect of translating the 2002 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an additional reduction of shareholder's equity of approximately $9 million at December 31, 2002. At December 31, 2002, the total assets of Cinemark Brasil S.A. were approximately U.S. $47 million.

        On December 31, 2002, the exchange rate for the Mexican peso was 10.4 pesos to the U.S. dollar (the exchange rate was 9.2 pesos to the U.S. dollar at December 31, 2001). As a result, the effect of translating the 2002 Mexican financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an additional reduction of shareholder's equity of approximately $10.5 million at December 31, 2002. At December 31, 2002, the total assets of Cinemark de Mexico, S.A. de C.V. were approximately U.S. $88 million.

        In 2001 and 2002, all foreign countries where the Company has operations, including Argentina, Brazil, Mexico and Ecuador were deemed non-highly inflationary. Thus, any fluctuation in the currency results in the Company recording a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase or reduction to shareholder's equity.

6.   SUPPLEMENTAL CASH FLOW INFORMATION

        The following is provided as supplemental information to the consolidated statements of cash flows:

                                                           2000             2001             2002
                                                       ------------     ------------     ------------

Cash paid for interest                                 $ 71,569,114     $ 71,359,828     $ 54,097,745
                                                       ============     ============     ============

Cash paid for income taxes (net of refunds)            $  2,462,369     $  3,287,018     $ 14,639,084
                                                       ============     ============     ============

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   INVESTMENTS IN AND ADVANCES TO AFFILIATES

       The Company has the following investments in and advances to affiliates at December 31:

                                                                               2001             2002
                                                                           ------------     ------------
Entertainment Amusement Enterprises, Inc. - investment, at equity          $  1,052,279     $  1,039,371
Brainerd Ltd. - investment, at equity                                           312,289          326,995
Cinemark Theatres Alberta, Inc. - investment, at equity                         267,136          233,219
Fandango, Inc. - investment, at cost                                            171,000          171,000
Cinemark - Core Pacific, Ltd. (Taiwan) - investment, at cost                    697,082          337,984
Other                                                                         1,947,217          932,371
                                                                           ------------     ------------
                  Total                                                    $  4,447,003     $  3,040,940
                                                                           ============     ============

       At December 31, 2000, the Company owned approximately 300,000 shares of Fandango, Inc. (a privately held on-line movie ticketing company with no public market for its stock) at a value of $4,233,333. In 2001, an independent third party capital injection was made to Fandango, Inc. that was valued at $0.57 per share. Based on this third party capital injection, the Company's stock in Fandango was determined to have a value of $171,000 (300,000 shares x $0.57 per share), which was considered to be an impairment that was other than temporary. As a result, the Company recorded a write down of $4,062,333 in its investment.

8.   DEFERRED CHARGES AND OTHER

       Deferred charges and other at December 31 consist of the following:

                                                      2001             2002
                                                  ------------     ------------
Debt issue costs                                  $ 12,911,873     $ 12,911,873
Capitalized licensing fees                           9,000,000        9,000,000
Other intangible assets                                389,438          389,438
                                                  ------------     ------------
                  Total                             22,301,311       22,301,311
Less accumulated amortization                        6,664,517        9,600,892
                                                  ------------     ------------
                  Net                               15,636,794       12,700,419

Foreign advanced rents                              13,512,149        8,606,655
Construction advances and other deposits             1,645,613        1,433,774
Equipment to be placed in service                    2,534,584        1,147,300
Interest rate cap agreement                          1,136,457           73,443
Other                                                3,127,047        2,669,705
                                                  ------------     ------------
                  Total                           $ 37,592,644     $ 26,631,296
                                                  ============     ============

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   LONG-TERM DEBT

       Long-term debt at December 31 consists of the following:

                                                                               2001             2002
                                                                           ------------     ------------
Series B Senior Subordinated Notes due 2008                                $199,509,542     $199,584,042
Series D Senior Subordinated Notes due 2008                                  76,336,465       76,133,458
Series B Senior Subordinated Notes due 2008                                 104,341,667      104,441,667
Cinemark USA, Inc. Revolving credit line of $350,000,000                    258,000,000      189,000,000
Cinemark Mexico (USA) Revolving credit line of $30,000,000                   29,000,000       23,000,000
Cinema Properties, Inc. Note Payable with Lehman Brothers Bank, FSB          77,000,000       77,000,000
Cinemark Brasil S.A. Notes Payable with Bank                                 14,202,549        8,007,269
Cinemark Chile S.A. Notes Payable with Bank                                  10,763,393        8,422,414
Other long-term debt                                                         11,802,550        6,997,987
                                                                           ------------     ------------
Total long-term debt                                                        780,956,166      692,586,837
Less current portion                                                         21,853,742       30,190,449
                                                                           ------------     ------------
Long-term debt, less current portion                                       $759,102,424     $662,396,388
                                                                           ============     ============

         In August 1996, the Company issued $200 million principal amount of 9-5/8% Series A Senior Subordinated Notes (the "Series A Notes") to qualified institutional buyers in reliance on Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"). The Series A Notes were issued at 99.553% of the principal face amount. The net proceeds to the Company from the issuance of the Series A Notes (net of discount, fees and expenses) were approximately $193.2 million. In November 1996, the Company completed an offer to exchange $200 million principal amount of 9-5/8% Series B Senior Subordinated Notes (the "Series B Notes") due 2008 which were registered under the Securities Act for a like principal amount of the Series A Notes. Interest on the Series B Notes is payable semi-annually on February 1 and August 1 of each year.

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

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       In February 1998, the Company replaced its existing credit facility with a reducing, revolving credit agreement (the "Credit Facility") through a group of banks for which Bank of America National Trust and Savings Association acts as Administrative Agent. The Credit Facility provides for loans to the Company of up to $350 million in the aggregate. The Credit Facility is a reducing revolving credit facility, with commitments automatically reduced each calendar quarter by 2.5%, 3.75%, 5.0%, 6.25% and 6.25% of the aggregate $350 million in calendar year 2001, 2002, 2003, 2004 and 2005, respectively, until the Credit Facility matures in 2006. As of December 31, 2002, the aggregate commitment available to the Company is $262.5 million. The Company is required to prepay all loans outstanding under the Credit Facility in excess of the aggregate commitment as reduced pursuant to the terms of the Credit Facility. Borrowings are secured by a pledge of a majority of the issued and outstanding capital stock of the Company. The Credit Facility requires the Company to maintain certain financial ratios; restricts the payment of dividends, payment of subordinated debt prior to maturity and issuance of preferred stock and other indebtedness; and contains other restrictive covenants typical for agreements of this type. Funds borrowed pursuant to the Credit Facility currently bear interest at a rate per annum equal to the Offshore Rate or the Base Rate, as the case may be, plus the Applicable Margin (as defined in the Credit Facility). The effective interest rate on such borrowings as of December 31, 2002 was 2.8% per annum. The Company prepaid a portion of the indebtedness outstanding under the Credit Facility on February 11, 2003 with the net proceeds of the Company's new senior subordinated notes issuance. The Credit Facility was repaid in full on February 14, 2003 from the net proceeds of the Company's new senior secured credit facility entered into with Lehman Commercial Paper, Inc. for itself and as administrative agent for a syndicate of lenders. See note 20 for discussion of the new senior subordinated notes issuance and the new senior secured credit facility.

       In November 1998, Cinemark Mexico executed a credit agreement with Bank of America National Trust and Savings Association (the "Cinemark Mexico Credit Agreement"). The Cinemark Mexico Credit Agreement is a revolving credit facility and provides for a loan to Cinemark Mexico of up to $30 million in the aggregate. The Cinemark Mexico Credit Agreement is secured by a pledge of 65% of the stock of Cinemark de Mexico, S.A. de C.V. and Cinemark Holdings Mexico S. de R.L. de C.V. and an unconditional guarantee by the Company. Pursuant to the terms of the Cinemark Mexico Credit Agreement, funds borrowed bear interest at a rate per annum equal to the Offshore Rate or the Base Rate, as the case may be, plus the Applicable Margin (as defined in the Cinemark Mexico Credit Agreement). Cinemark Mexico was required to make principal payments of $0.5 million in each of the third and fourth quarters of 2001, principal payments of $1.5 million per quarter in 2002 with the remaining principal outstanding of $23 million due in January 2003. The effective interest rate on such borrowing as of December 31, 2002 was 4.3% per annum. On January 15, 2003, the Cinemark Mexico Credit Agreement was paid in full.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       In December 2000, Cinema Properties, Inc., a wholly-owned subsidiary that is not subject to restrictions imposed by the Credit Facility or the indentures governing the senior subordinated notes, borrowed a $77 million 3-year term loan from Lehman Brothers Bank, FSB (the "Cinema Properties Facility") which originally matured on December 31, 2003. In 2002, the Cinema Properties facility was amended, which among other things, extended the maturity date one year to December 31, 2004 and eliminated the lender's discretionary right to require Cinema Properties, Inc. to make $1.5 million principal payments in the third and fourth quarters of 2002. Cinema Properties, Inc. has the unilateral ability to further extend the maturity date two times for one year each by paying extension fees of 1.5% and 3.0% of the outstanding borrowing, respectively, if certain interest coverage ratios are met and no event of default has occurred and is continuing. Funds borrowed pursuant to the Cinema Properties Credit Facility bear interest at a rate per annum equal to LIBOR plus 5.75%. Borrowings are secured by, among other things, a mortgage placed on six of Cinema Properties, Inc.'s theatres and certain equipment leases. The Cinema Properties Facility requires Cinema Properties, Inc. to comply with certain interest coverage ratios and contains other restrictive covenants typical of agreements of this type. Cinema Properties, Inc. has a separate legal existence, separate assets, separate creditors and separate financial statements. The assets of Cinema Properties, Inc. are not available to satisfy the debts of any of the other entities consolidated with the Company. Cinema Properties, Inc. purchased from Lehman Brothers Derivative Products, Inc. an Interest Rate Cap Agreement with a notional amount equal to $77 million with a five year term and a strike rate equal to the excess of three month LIBOR over the strike price of 6.58%. The effective interest rate on such borrowing as of December 31, 2002 was 7.2% per annum. The Cinema Properties Facility was repaid in full on February 14, 2003 from the net proceeds of the Company's new senior secured credit facility entered into with Lehman Commercial Paper, Inc. for itself and as administrative agent for a syndicate of lenders. Simultaneously, with such repayment Cinema Properties, Inc. and its shareholders were merged with and into the Company. See note 20 for discussion of the new senior secured credit facility.

       Cinemark Brasil S.A. currently has four main types of funding sources executed with local and international banks. These include:

       (1) BNDES (Banco Nacional de Desenvolvimento Economico e Social (the Brazilian National Development Bank)) credit line in the U.S. dollar equivalent in Brazilian reais of US$3.1 million executed in October 1999 with a term of 5 years (with a nine month grace period) and accruing interest at a BNDES basket rate, which is a multiple currency rate based on the rate at which the bank borrows, plus a spread amounting to 14.5%;

       (2) BNDES credit line in the U.S. dollar equivalent in Brazilian reais of US$1.5 million executed in November 2001 with a term of 5 years (with a one year grace period) and accruing interest at a BNDES basket rate plus a spread amounting to 13.8%;

       (3) Import financing executed with several banks from April 2001 through February 2002 in the amount of US$2.7 million with a term of 360 to 365 days and accruing interest at an average rate of 10.6% per annum; and

       (4) Project developer financing executed with two engineering companies in September 2000 in the amount of US$1.8 million with a term of 5 years (with a nine month grace period) and accruing interest at a rate of TJLP+5% (Taxa de Juros de Longo Prazo (a long term interest rate published by the Brazilian government)).

       These sources are secured by a variety of instruments, including comfort letters from Cinemark International, promissory notes for up to 130% of the value, a revenue reserve account and equipment collateral. The effective interest rate on such borrowings at December 31, 2002 was 13.1% per annum.

       In March 2002, Cinemark Chile S.A. entered into a Debt Acknowledgement, Rescheduling and Joint Guarantee and Co-Debt Agreement with Scotiabank Sud Americano and three local banks. Under this agreement, Cinemark Chile S.A. borrowed the U.S. dollar equivalent of approximately $10.6 million in Chilean pesos (adjusted for inflation pursuant to the Unidades de Fomento). Cinemark Chile S.A. is required to make 24 equal quarterly installments of principal plus accrued and unpaid interest, commencing March 27, 2002. The indebtedness is secured by a first priority commercial pledge of the shares of Cinemark Chile S.A., a chattel mortgage over Cinemark Chile's personal property and by guarantees issued by Cinemark International, L.L.C. and Chile Films S.A., whose owners are shareholders of Cinemark Chile S.A. The agreement requires Cinemark Chile S.A. to maintain certain financial ratios and contains other restrictive covenants typical for agreements of this type such as a limitation on dividends. Funds borrowed under this agreement bear interest at the 90 day TAB Banking rate (360 day TAB Banking rate with respect to one of the four banks) as published by the Association of Banks and Financial Institutions Act plus 2%. The effective interest rate on such borrowing at December 31, 2002 was 6.0% per annum.

       In September 1998, Cinemark Investments Corporation borrowed $20 million under the Cinemark Investments Credit Agreement, the proceeds of which were used to purchase fixed rate notes issued by Cinemark Brasil S.A. which currently bear interest at 14.0%. In September 2001, Cinemark Investments Corporation repaid the $20 million Cinemark Investments Credit Agreement at maturity.

       Long-term debt at December 31, 2002, matures as follows: $30,190,449 in 2003; $165,616,627 in 2004; $94,705,254 in 2005; $19,941,290 in 2006; $1,974,051
in 2007 and $380,159,166 thereafter.

       The estimated fair value of the Company's long-term debt of $692.6 million at December 31, 2002, was approximately $717.9 million. Such amounts do not include prepayment penalties which would be incurred upon the early extinguishment of certain debt issues.

     Debt Issue Costs - Debt issue costs of $12,911,873 and $12,911,873, net of accumulated amortization of $5,796,271 and $8,160,950 at December 31, 2001 and 2002, respectively, related to the Senior Subordinated Notes, the Credit Facility, the Mexico Credit Agreement, the Note Payable with Lehman Brothers Bank, FSB and other debt agreements are included in deferred charges and other.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.   INCOME TAXES

       Income (loss) before income taxes below includes the cumulative effect of a change in accounting principle in 2002 of $(3,389,779) and consists of the following:

                                                 2000              2001              2002
                                             ------------      ------------      ------------
Income (loss) before income taxes:
     U.S.                                    $(19,346,190)     $(19,205,463)     $ 56,687,991
     Foreign                                    9,174,826         1,069,566         8,049,064
                                             ------------      ------------      ------------
              Total                           (10,171,364)      (18,135,897)       64,737,055
                                             ============      ============      ============
Current:
     Federal                                     (195,831)       (2,958,614)        9,427,272
     Foreign                                    3,798,679         4,568,671         3,990,008
     State                                        (94,801)           59,860           856,417
                                             ------------      ------------      ------------
              Total current expense             3,508,047         1,669,917        14,273,697
Deferred:
     Federal                                   (5,630,239)       (2,638,940)       13,912,188
     Foreign                                    2,439,635       (11,298,230)          206,780
     State                                        (65,722)       (1,847,376)          767,366
                                             ------------      ------------      ------------
              Total deferred expense           (3,256,326)      (15,784,546)       14,886,334
                                             ------------      ------------      ------------
Income tax expense (benefit)                 $    251,721      $(14,114,629)     $ 29,160,031
                                             ============      ============      ============

       A reconciliation between income tax expense (benefit) and taxes computed by applying the applicable statutory federal income tax rate to income (loss) before income taxes follows:

                                                                           2000              2001              2002
                                                                       ------------      ------------      ------------
Computed normal tax expense                                            $ (3,559,977)     $ (6,347,564)     $ 22,657,969
Goodwill                                                                    284,389           375,616         1,317,122
Foreign inflation adjustments                                               (24,208)      (10,581,544)       (1,090,408)
State and local income taxes, net of federal income tax benefit            (185,248)       (1,787,517)        1,623,784
Foreign subsidiaries losses not benefited                                 1,201,608         2,963,052         5,224,793
Foreign tax rate differential                                             1,091,943         1,812,838           469,375
Other - net                                                               1,443,214          (549,510)       (1,042,604)
                                                                       ------------      ------------      ------------
              Income tax expense (benefit)                             $    251,721      $(14,114,629)     $ 29,160,031
                                                                       ============      ============      ============

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The tax effects of significant temporary differences and tax loss and tax credit carryforwards comprising the net long-term deferred income tax (asset) liability at December 31, 2001 and 2002 consist of the following:

                                                                           2001              2002
                                                                       ------------      ------------
Deferred liabilities:
      Fixed assets                                                     $ 30,851,159      $ 32,155,727
      Deferred intercompany sale                                                 --           736,797
      Other                                                               2,197,431                --
                                                                       ------------      ------------
                      Total                                              33,048,590        32,892,524
                                                                       ------------      ------------
Deferred assets:
     Deferred lease expenses                                              8,501,387         8,991,749
     Fixed assets                                                         8,022,207         7,137,383
     Sale/leasebacks gain                                                 2,405,746         2,265,782
     Deferred screen advertising                                          2,859,497         1,003,261
     Tax loss carryforward                                               18,222,958        13,466,457
     AMT credit carryforward                                              4,383,646           413,521
     Other expenses, not currently deductible for tax purposes            4,190,844           211,573
                                                                       ------------      ------------
                      Total                                              48,586,285        33,489,726
                                                                       ------------      ------------
Net long-term deferred income tax (asset) liability
      before valuation allowance                                        (15,537,695)         (597,202)
Valuation allowance                                                      11,821,489        11,767,330
                                                                       ------------      ------------
Net long-term deferred income tax (asset) liability                      (3,716,206)       11,170,128
                                                                       ============      ============

     Deferred tax asset                                                  (7,389,790)       (7,183,009)
     Deferred tax liability                                               3,673,584        18,353,137
                                                                       ------------      ------------
                      Total of all deferrals                           $ (3,716,206)     $ 11,170,128
                                                                       ============      ============

       In 2001, the Company recorded $2,763,338 of income tax benefit as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction of shareholder's equity.

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

       The Company's AMT credit carryforward may be carried forward indefinitely. The foreign net operating losses began expiring in 2002; however, some losses may be carried forward indefinitely. The federal net operating loss was utilized in 2002, however, the state losses remaining will expire in 2004 through 2020.

       Management continues to reinvest the undistributed earnings of its foreign subsidiaries located in Mexico, Peru, Argentina, Honduras, Nicaragua, Costa Rica, Ecuador and Canada. Accordingly, deferred U.S. federal and state income taxes are not provided on the undistributed earnings of these foreign subsidiaries. The cumulative amount of undistributed earnings of these foreign subsidiaries on which the Company has not recognized income taxes is approximately $34 million.

       The Company's valuation allowance decreased from $11,821,489 at December 31, 2001 to $11,767,330 at December 31, 2002. This change was primarily due to foreign tax loss carryforwards that were previously not recognized but utilized in the current period.

       The Company is routinely under audit in various jurisdictions and is currently under examination in Mexico. The Company believes that it is adequately reserved for the probable outcome of this exam.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  COMMITMENTS AND CONTINGENCIES

       Leases - The Company conducts a significant part of its theatre operations in leased premises under noncancelable operating leases with terms up to 30 years. In addition to the minimum annual lease payments, some of these leases provide for contingent rentals based on operating results and most require the payment of taxes, insurance and other costs applicable to the property. Generally, these leases include renewal options for various periods at stipulated rates. Some leases also provide for escalating rent payments throughout the lease term. Deferred lease expenses of $22,832,388 and $24,837,457 at December 31, 2001 and 2002, respectively, have been provided to account for lease expenses on a straight-line basis, where lease payments are not made on such basis. Rent expense for the years ended December 31, is as follows:

                                                   2000             2001             2002
                                               ------------     ------------     ------------
         Fixed rent expense                    $ 92,481,684     $ 97,521,034     $ 98,665,430
         Contingent rent expense                 16,006,921       17,215,491       17,637,397
                                               ------------     ------------     ------------
         Facility lease expense                 108,488,605      114,736,525      116,302,827
         Corporate office rent expense            1,410,087        1,400,166        1,346,540
                                               ------------     ------------     ------------
         Total rent expense                    $109,898,692     $116,136,691     $117,649,367
                                               ============     ============     ============

       In February 1998, the Company completed a sale leaseback transaction with affiliates of Primus Capital, L.L.C. (the "Sale Leaseback"). Pursuant to the Sale Leaseback, the Company sold the land, buildings and site improvements of twelve theatre properties to third party special purpose entities formed by Primus Capital, L.L.C. for an aggregate purchase price equal to approximately $131.5 million resulting in a gain on disposal of the properties of $3,790,759. In October 1998, the Company completed a second sale leaseback transaction with affiliates of Primus Capital, L.L.C. (the "Second Sale Leaseback"). Pursuant to the Second Sale Leaseback, the Company sold the land, building and site improvements of one theatre property to a third party special purpose entity for an aggregate purchase price equal to approximately $13.9 million resulting in a gain on disposal of the property of $700,000. In December 1999, the Company completed a third sale leaseback transaction (the "Third Sale Leaseback") pursuant to which the Company sold the land, building and site improvements of its corporate office to a third party special purpose entity for an aggregate purchase price equal to approximately $20.3 million resulting in a gain on disposal of the property of $1,470,000. The Company deferred the entire gain of $5,960,759 from all three sale leaseback transactions and is recognizing them evenly over the lives of the leases (ranging from 10 to 20 years). As of December 31, 2002, $1,588,139 of the deferred gain has been recognized leaving an aggregate deferred gain of $4,372,620 remaining to be amortized. Future minimum payments under these leases are due as follows: $16,175,438 in 2003, $16,175,438 in 2004, $16,175,438 in 2005, $16,175,438 in 2006, $16,175,438 in
2007 and $155,359,502 thereafter.

       Future minimum payments under noncancelable capital leases (recorded in accrued other current liabilities) and operating leases (including leases under the aforementioned sale leaseback transactions) with initial or remaining terms in excess of one year at December 31, 2002, are due as follows:

                                        Capital          Operating
                                        Leases             Leases             Totals
                                    --------------     --------------     --------------

         2003 .................     $      239,841     $   99,977,223     $  100,217,064
         2004 .................                 --        103,060,451        103,060,451
         2005 .................                 --        103,908,224        103,908,224
         2006 .................                 --        103,429,960        103,429,960
         2007 .................                 --        103,336,750        103,336,750
         Thereafter ...........                 --        947,498,586        947,498,586
                                    --------------     --------------     --------------
         Total ................     $      239,841     $1,461,211,194     $1,461,451,035
                                    ==============     ==============     ==============

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Employment Agreements - In June 2002, the Company entered into executive employment agreements with each of Lee Roy Mitchell, Alan W. Stock, Tim Warner, Robert Copple and Robert Carmony, pursuant to which Messrs. Mitchell, Stock, Warner, Copple and Carmony serve respectively as Chairman and Chief Executive Officer, President and Chief Operating Officer, Senior Vice President and President of Cinemark International, L.L.C., Senior Vice President and Chief Financial Officer and Senior Vice President - Operations. The initial term of each employment agreement is three years, subject to automatic extensions for a one year period at the end of each year of the term, unless the agreement is terminated. Pursuant to the employment agreements, each of these individuals receives a base salary, which is subject to annual review for increase (but not decrease) each fiscal year by the board of directors, in the following amounts:
Lee Roy Mitchell - $650,000, Alan W. Stock - $384,658, Tim Warner - $311,929, Robert Copple - $280,875 and Robert Carmony - $270,775. In addition, each of these executives is eligible to receive an annual incentive cash bonus ranging from 20% to 60% of base salary (or up to 150% in the case of Mr. Mitchell) upon the Company meeting certain financial performance goals established by the board of directors for the fiscal year. Mr. Mitchell is also entitled to additional fringe benefits including life insurance benefits of not less than $5 million, disability benefits of not less than 66% of base salary, a luxury automobile and membership at a country club.

       In the event of a change of control, each named executive, other than Mr. Mitchell, will be entitled to receive, as additional benefits, a cash lump sum equal to: his respective accrued compensation (which includes base salary and a pro rata bonus) and benefits, base salary for the balance of the term, an amount equal to the most recent annual bonus received by such executive multiplied by the number of years remaining on his term, and the value of his employee benefits for the balance of his term. In addition, each named executive's equity-based or performance-based awards will become fully vested and exercisable upon the change of control in accordance with the terms of the applicable plan or agreement.

       The employment agreement with each named executive also provides for severance payments upon termination of employment, the amount and nature of which depends upon the reason for the termination of employment. For example, if such executive resigns for good reason (which, in the case of Mr. Mitchell, includes failure to be elected to serve as chairman) or is terminated by the Company without cause (as defined in the agreement), the executive will receive his respective accrued compensation (which includes base salary and a pro rata bonus) and benefits and an amount determined by multiplying his annual base salary and the most recent annual bonus by the number of years remaining on his term. Each such executive's equity-based or performance based awards will become fully vested or exercisable upon such termination or resignation. Each named executive will also have an option to receive the one-year value, and in the case of Mr. Mitchell, the five-year value of his employee benefits. Alternatively, these executives may choose to continue to participate in the company benefit plans and programs on the same terms as other similarly situated active employees for a one year period, and in the case of Mr. Mitchell, for a five year period from the date of such resignation or termination. Mr. Mitchell will also be entitled, for a period of five years, to office space and related expenses upon his resignation for good reason or termination without cause and to tax preparation assistance upon termination of his employment for any reason.

       In June 2002, the Company also entered into an executive employment agreement with Tandy Mitchell, a director and the wife of Lee Roy Mitchell, pursuant to which Mrs. Mitchell serves as Executive Vice President. The employment agreement with Mrs. Mitchell provides for a base salary of $250,000 per year upon substantially the same terms, including without limitation, bonus, change of control and severance provisions, as the employment agreements with the named executives listed above, other than Mr. Mitchell, except: Mrs. Mitchell is entitled to life insurance benefits of not less than $1 million during the term of her employment, a luxury automobile and tax preparation assistance for a period of five years upon termination of her employment for any reason.

Retirement Savings Plan - The Company has a 401(k) profit sharing plan for the benefit of all employees and makes contributions as determined annually by the Board of Directors. Contribution payments of $697,848 and $823,133 were made in 2001 (for plan year 2000) and 2002 (for plan year 2001), respectively. A liability of $1,025,000 has been recorded at December 31, 2002 for contribution payments to be made in 2003 (for plan year 2002).

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Letters of Credit and Collateral - The Company had outstanding letters of credit of $448,888 in connection with property and liability insurance coverage at December 31, 2001 and 2002.

       Litigation and Litigation Settlements - The Company is currently a defendant in certain litigation proceedings alleging certain violations of the Americans with Disabilities Act of 1990 (the "ADA") relating to accessibility of movie theatres for handicapped and deaf patrons.

       In March 1999, the Department of Justice filed suit in the U.S. District Court, Northern District of Ohio, Eastern Division, against the Company alleging certain violations of the ADA relating to the Company's wheelchair seating arrangements and seeking remedial action. An Order granting Summary Judgment to the Company was issued in November 2001. The Department of Justice has appealed the district court's ruling with the Sixth Circuit Court of Appeals. If the Company loses this litigation, the Company's financial position, results of operations and cash flows may be materially and adversely affected. The Company is unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

       In August 2001, David Wittie, Rona Schnall, Ron Cranston, Jennifer McPhail, Peggy Garaffa and ADAPT of Texas filed suit in the 201st Judicial District Court of Travis County, Texas alleging certain violations of the Human Resources Code, the Texas Architectural Barriers Act, the Texas Accessibility Standards and the Deceptive Trade Practices Act relating to accessibility of movie theatres for patrons using wheelchairs at two theatres located in the Austin, Texas market. The plaintiffs were seeking remedial action and unspecified damages. On February 20, 2003, a jury determined that the Company's theatres located in the Austin, Texas market complied with the Human Resources Code, the Texas Architectural Barriers Act and the Texas Accessibility Standards. The judge granted summary judgment to the Company with respect to the Deceptive Trade Practices Act. The Company cannot predict whether the plaintiffs will appeal the jury's decision. If the jury's finding is appealed, the Company is unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

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

       The plaintiffs in the Department of Justice litigation, Austin, Texas litigation and Mission, Texas litigation have argued that the theatres must provide wheelchair seating locations with viewing angles to the screen that are at the median or better than all seats in the auditorium. To date three courts and one jury in a fourth court have rejected that position. In three of the four courts, the Company was the defendant, and the courts or a jury have found the Company's theatres to comply with the ADA; Lara v. Cinemark USA, Inc., United States Court of Appeals for the Fifth Circuit; United States of America v. Cinemark USA, Inc., United States District Court for the Northern District of Ohio; and Wittie v. Cinemark USA, Inc., 201st Judicial District Court of Travis County, Texas. Oregon Paralyzed Veterans of America v. Regal Cinemas, Inc., United States District Court for the District of Oregon, adopted the reasoning established in Lara and granted summary judgment in favor of Regal Cinemas, Inc.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       In May 2002, Robert Todd on behalf of Robert Preston Todd, his minor child and "all individuals who are deaf or are severely hearing impaired" brought this case in the United States District Court for the Southern District of Texas, Houston Division against several movie theatre operators, including AMC Entertainment, Inc., Regal Entertainment, Inc., the Company and Century Theaters as well as eight movie Production companies. The lawsuit alleges violation of Title III of the ADA and the First Amendment to the Constitution of the United States. Plaintiffs seek unspecified injunctive relief, unspecified declaratory relief, unspecified monetary damages (both actual and punitive) and unspecified attorney's fees. The Company has denied any violation of law and intends to vigorously defend against all claims. On March 7, 2003, the federal district judge presiding over the case granted summary judgment to the defendants on the alleged First Amendment violations. The Company is unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

       The Company is also currently a defendant in other legal proceedings discussed below:

       In April 2002, the Malthouse Development Company Limited, as landlord, filed a lawsuit in the High Court of Justice, Chancery Division, in England, against Cinemark Theatres UK Limited and Cinemark International L.L.C., as tenant and guarantor of tenant's obligations, respectively, under a lease for the construction and operation of a movie theatre in Banbury, England. The lease was previously terminated for cause by Cinemark Theatres UK Limited. The Malthouse Development Company Limited is seeking damages for the U.S. dollar equivalent of approximately $1.5 million based on an alleged improper termination. Cinemark Theatres UK Limited and Cinemark International, L.L.C. have filed an answer to the complaint, denying the allegations. The Company intends to vigorously defend this suit. The Company is unable to predict the outcome of this litigation or the range of potential loss, however, based on the opinion of its barristers and Queen's counsel, the Company believes its potential liability with respect to such proceeding is not material in the aggregate to its financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

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

12.  MINORITY INTERESTS IN SUBSIDIARIES

       Common Shareholder's Equity - Minority ownership interests in subsidiaries of the Company are as follows at December 31:

                                                                         2001             2002
                                                                     ------------     ------------

         Cinemark Brasil S.A. - 47.2% interest                       $ 23,014,621     $ 13,214,372
         Cinemark Partners II - 49.2% interest                          5,954,244        6,764,400
         Cinemark Equity Holdings Corp. (Central America) -
             49.9% interest                                             2,627,419        2,576,878
         Cinemark Colombia, S.A. - 49.0% interest                       1,343,431        1,618,295
         Cinemark del Ecuador, S.A. - 40.0% interest                      685,872        1,099,261
         Cinemark de Mexico, S.A. de C.V. - 5.0% interest               1,188,022        1,141,948
         Others                                                           540,053          299,775
                                                                     ------------     ------------
                      Total                                          $ 35,353,662     $ 26,714,929
                                                                     ============     ============

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  CAPITAL STOCK

       Common and Preferred Stocks -- Class A and Class B shareholders have exclusive voting rights. Class B common stock shareholders have no voting rights except upon any proposed amendments to the articles of incorporation. However, they may convert their Class B common stock at their option to Class A common stock. In the event of any liquidation, the Class A and Class B common stock shareholders will be entitled to their pro rata share of assets remaining after any preferred stock shareholders have received their preferential amounts based on their respective shares held.

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

       Employee Stock Option Plan - Under terms of the Company's Employee Stock Option Plan, nonqualified options to purchase up to 10,685 shares of the Company's Class B common stock may be granted to key employees. All options vest and are exercisable over a period of five years from the date of grant and expire ten years from the date of grant. A summary of the Company's Employee Stock Option Plan activity and related information for the years ended December 31, 2000, 2001 and 2002 is as follows:

                                                    2000                        2001                         2002
                                          ------------------------     ------------------------     -----------------------
                                                         Weighted                     Weighted                    Weighted
                                                          Average                      Average                     Average
                                                         Exercise                     Exercise                    Exercise
                                           Shares          Price        Shares          Price        Shares         Price
                                          ---------      ---------     ---------      ---------     ---------     ---------
Outstanding at January 1                      7,121      $       1         6,138      $       1            --            --
Granted                                          --             --           258              1            --            --
Forfeited                                      (115)             1        (1,485)             1            --            --
Exercised                                      (709)             1        (4,911)             1            --            --
Repurchased                                    (159)             1            --             --            --            --
                                          ---------      ---------     ---------      ---------     ---------     ---------
Outstanding at December 31                    6,138      $       1            --      $      --            --     $      --
                                          =========      =========     =========      =========     =========     =========

Options exercisable at December 31            5,782      $       1            --      $      --            --     $      --
                                          =========      =========     =========      =========     =========     =========

       The Company repurchased options to purchase 159 shares of Class B common stock held by an employee in February 2000. The aggregate purchase price for such options was $266,166, of which $198,432 is included in salaries and wages expense. The Company believes the market value of a share of Class B common stock on the date of grant for the 258 options granted in October 2001 exceeded the option price by approximately $329 per share. These options were immediately vested and exercised which resulted in $84,882 of compensation expense being recorded at that time. In October 2001, all remaining unvested options under this Plan were vested with additional compensation expense of approximately $185,000 recorded for this accelerated vesting. In connection with the proposed initial public offering of the Company's parent, Cinemark, Inc., each share and option to purchase shares of the Company's Class B common stock was exchanged for 220 shares and options to purchase shares of the Class A common stock of Cinemark, Inc., pursuant to a share exchange agreement dated May 17, 2002 and a subsequent reverse stock split. As of December 31, 2002, no shares remain available for issuance under the Company's Employee Stock Option Plan and there are no outstanding options to purchase shares of stock under this Plan as all outstanding options were either exercised or forfeited in 2001.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

       A summary of the Company's Independent Directors Stock Option Plan activity and related information for the years ended December 31, 2000, 2001 and 2002 is as follows:

                                                      2000                        2001                         2002
                                             -----------------------     ------------------------     ------------------------
                                                           Weighted                     Weighted                     Weighted
                                                            Average                      Average                      Average
                                                           Exercise                     Exercise                     Exercise
                                              Shares         Price        Shares          Price         Shares         Price
                                             ---------     ---------     ---------      ---------     ---------      ---------

Outstanding at January 1                           800     $       1           800      $       1           600      $       1
Granted                                             --            --            --             --            --             --
Forfeited                                           --            --            --             --            --             --
Exercised                                           --            --          (200)             1            --             --
Exchanged for Cinemark, Inc. options                --            --            --             --          (600)     $       1
                                             ---------     ---------     ---------      ---------     ---------      ---------
Outstanding at December 31                         800     $       1           600      $       1            --      $      --
                                             =========     =========     =========      =========     =========      =========

Options exercisable at December 31                 600     $       1           400      $       1            --      $      --
                                             =========     =========     =========      =========     =========      =========

       In connection with the proposed initial public offering of the Company's parent, Cinemark, Inc., each share and option to purchase shares of the Company's Class B common stock was exchanged for 220 shares and options to purchase shares of the Class A common stock of Cinemark, Inc., pursuant to a share exchange agreement dated May 17, 2002 and a subsequent reverse stock split. As a result, the Company no longer has any options outstanding under this Plan as of December 31, 2002. However, the compensation expense resulting from the amortization of unearned compensation related to the Independent Directors Stock Option Plan is still being recorded in the Company's statement of operations.

       Long Term Incentive Plan - In November 1998, the Board approved a Long Term Incentive Plan (the "Long Term Incentive Plan") under which the Compensation Committee of the Board of Directors, in its sole discretion, may grant employees incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, performance units, performance shares or phantom stock up to an aggregate of 9,794 shares of the Company's Class B common stock. The Compensation Committee has the discretion to set the exercise price and the term (up to ten years) of the options. All awards under the Long Term Incentive Plan vest at the rate of one-fifth of the total award per year beginning one year from the date of grant, subject to acceleration by the Compensation Committee. An employee's award under the Long Term Incentive Plan is forfeited if the employee is terminated for cause. Upon termination of the employee's employment with the Company, the Company has the option to repurchase the award at the fair market value of the shares of Class B common stock vested under such award as determined in accordance with the Long Term Incentive Plan provided that no public market exists for any class of common stock of the Company. The Long Term Incentive Plan options expire ten years from the date of grant.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       A summary of the Company's Long Term Incentive Plan activity and related information for the years ended December 31, 2000, 2001 and 2002 is as follows:

                                                       2000                         2001                         2002
                                             ------------------------     ------------------------     ------------------------
                                                            Weighted                     Weighted                     Weighted
                                                             Average                      Average                      Average
                                                            Exercise                     Exercise                     Exercise
                                              Shares          Price        Shares          Price        Shares          Price
                                             ---------      ---------     ---------      ---------     ---------      ---------
Outstanding at January 1                         5,365      $   1,674         4,815      $   1,674         5,815      $   1,322
Granted                                             50          1,674         1,525            330            --             --
Forfeited                                         (600)         1,674          (525)         1,674            --             --
Exercised                                           --             --            --             --            --             --
Exchanged for Cinemark, Inc. options                --             --            --             --        (5,815)     $   1,322
                                             ---------      ---------     ---------      ---------     ---------      ---------
Outstanding at December 31                       4,815      $   1,674         5,815      $   1,322            --      $      --
                                             =========      =========     =========      =========     =========      =========

Options exercisable at December 31               1,916      $   1,674         2,591      $   1,674            --      $      --
                                             =========      =========     =========      =========     =========      =========

       The Company believes the market value of a share of Class B common stock on the date of grant for the 50 options granted in January 2000 did not exceed the option price of $1,674 per share and thus no compensation expense was recorded. The Company believed the market value of a share of Class B common stock on the date of grant for the 1,525 options granted in December 2001 did not exceed the option price of $330 per share and therefore no compensation expense was recorded. In connection with the proposed initial public offering of the Class A common stock of the Company's parent Cinemark, Inc. and Staff Accounting Bulletin Topic 4.D., the Company revised the market value per share for the 1,525 options granted in December 2001 to $2,519 per share which exceeded the option price of $330 per share by $2,189 per share. As a result, the Company accrued $3,338,225 for additional unearned compensation and began amortizing this noncash expense in January 2002 at a rate of $667,645 per year during the five year vesting period of the options granted.

       In connection with the proposed initial public offering of the Company's parent, Cinemark, Inc., each share and option to purchase shares of the Company's Class B common stock was exchanged for 220 shares and options to purchase shares of the Class A common stock of Cinemark, Inc., pursuant to a share exchange agreement dated May 17, 2002 and a subsequent reverse stock split. As a result, the Company no longer has any options outstanding under this Plan as of December 31, 2002. However, the compensation expense resulting from the amortization of unearned compensation related to the Long Term Incentive Plan is still being recorded in the Company's statement of operations.

       For all three option plans, the excess of the estimated fair market value of the stock at the dates of the grant over the exercise price is accounted for as additional paid-in-capital and as unearned compensation, which is amortized to operations over the vesting period. As a result of the above grants, unearned compensation of $0 and $3,423,107 was recorded in 2000 and 2001, respectively. No unearned compensation was recorded in 2002 due to the share exchange previously discussed above. Compensation expense under these stock option plans was $1,114,454, $1,010,655 and $1,103,155 in 2000, 2001 and 2002, respectively, of which, $198,432 of the compensation expense recorded in 2000 reflected actual compensation expense (as opposed to non-cash amortization) paid out to an employee upon the repurchase of options by the Company.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the Company's stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the date of grant for awards under the plans, consistent with the method of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure", the Company's net income
(loss) and earnings (loss) per share would have been reduced to the proforma amounts indicated below:

                                                               2000                2001                2002
                                                          --------------      --------------      --------------
         Net income (loss)                As reported     $  (10,423,085)     $   (4,021,268)     $   35,577,024
                                          Proforma           (10,748,209)         (4,350,360)         35,316,553
         Earnings (loss) per share:
         Basic/Diluted                    As reported     $       (58.30)     $       (22.40)     $       193.20
                                          Proforma                (60.12)             (24.23)             191.78

       The weighted average fair value per share of these stock options granted was $1,674 in 2000 (all of which had an exercise price that equaled the market value at the date of grant) and $2,202 in 2001 (most of which had exercise prices less than market value at the date of grant). No stock options were granted in 2002. The following assumptions were used in the calculation of fair value: dividend yield of 0 percent; an expected life of 6.5 years; expected volatility of approximately 38 percent; and risk-free interest rates of 5.24 percent in 2000 and 5.09 percent in 2001.

       During 2000 and 2001, the Company experienced actual tax deductible compensation that was less than the compensation amounts recorded for book purposes. The income tax effect of this difference was recorded as a reduction of shareholder's equity only to the extent of previous increases in accordance with paragraph 17 of Accounting Principles Board Opinion No. 25 as follows:

         2000      $  208,317
         2001      $1,380,621

14.  OTHER RELATED PARTY TRANSACTIONS

       In addition to transactions discussed in other notes to the consolidated financial statements, the following transactions with related companies are included in the Company's consolidated financial statements:

                                                                                      2000             2001             2002
                                                                                  ------------     ------------     ------------
Facility lease expense - theatre and equipment leases with shareholder
    affiliates                                                                    $    268,101     $    272,341     $    272,175
Video game machine revenues - a subsidiary of an affiliate                           2,714,817        2,558,693        2,752,460
Management fee revenues for property and theatre management:
       Equity investee                                                                 136,926          163,068          256,007
       Other related parties                                                            27,955           50,714           58,263

       The Company manages one theatre with 12 screens for Laredo Theatre, Ltd ("Laredo"). Lone Star Theatres, Inc. owns 25% of the limited partnership interests in Laredo. The Company is the sole general partner and owns the remaining limited partnership interests. Lone Star Theatres, Inc. is owned 100% by Mr. David Roberts, who is Mr. Mitchell's son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of theatre revenues in each year up to $50,000,000 and 3% of theater revenues in each year in excess of $50,000,000. The Company recorded $187,798 of management fee revenues and received dividends of $750,000 from Laredo in 2002. Laredo distributed dividends of $250,000 to Lone Star Theatres in 2002 in accordance with the terms of the limited partnership agreement. All such amounts are included in the Company's consolidated financial statements with the intercompany amounts eliminated in consolidation.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The Company managed two theatres with 11 screens for Westward Ltd. ("Westward") in 2002. Westward is a Texas limited partnership of which Cinemark of Utah, Inc. is the general partner and owns a 1% interest in Westward. Cinemark of Utah, Inc. is 100% owned by Mr. Mitchell. Mr. Mitchell also owns a 48.425% limited partner interest in Westward. Under the agreement, management fees are paid by Westward to the Company at a rate of 3% of theatre revenues. The Company recorded $25,359 of management fee revenues from Westward in 2002. One of the two theatres managed by the Company was closed by Westward in February 2002 and the other theatre was closed by Westward in January 2003.

       The Company manages one theatre with eight screens for Mitchell Theatres. Mitchell Theatres is 100% owned by members of Mr. Mitchell's family. Under the agreement, management fees are paid by Mitchell Theatres to the Company at a rate of 5% of theatre revenues. The Company recorded $32,904 of management fee revenues from Mitchell Theatres in 2002. The term ends in November 2003. However, the Company has the option to renew for one or more five-year periods.

        The Company leases one theatre with 7 screens from Plitt Plaza joint venture. Plitt Plaza joint venture is indirectly owned by Lee Roy Mitchell. The term of the lease expires in July 2003. The annual rent is approximately $264,000 plus certain taxes, maintenance expenses, insurance, and a percentage of gross admission and concession receipts in excess of certain amounts. The Company recorded $272,175 of facility lease expense payable to Plitt Plaza joint venture during 2002.

       During 2001, Cinemark Brasil S.A. received additional capital from its Brazilian shareholders in an aggregate amount equal to approximately $11.0 million (US dollar equivalent) in exchange for shares of common stock of Cinemark Brasil S.A. The contributions were made in July in the aggregate amount of $5.0 million and in November in the aggregate amount of $6.0 million. The additional capital is being used to fund development in Brazil and to reduce Cinemark Brasil S.A.'s outstanding indebtedness. After giving effect to the additional issuance of common stock, Cinemark International's ownership interest was diluted to approximately 53%. As part of the additional capitalization, the Company agreed to give the Brazilian partners an option to exchange shares they own in Cinemark Brasil S.A. for shares of the class of Cinemark Inc.'s common stock to be registered under the Securities Act in an initial public offering occurring any time prior to December 31, 2007. The Company has given notice to its Brazilian partners that its parent company, Cinemark, Inc. has filed a Registration Statement on Form S-1 with the Securities and Exchange Commission, and certain of the Company's Brazilian partners may exercise their option if an initial public offering is consummated. If Cinemark, Inc.'s initial public offering is completed, the Brazilian partners which receive shares of Cinemark, Inc. pursuant to the exchange will have piggy-back registration rights in connection with any future registered public offerings of Cinemark, Inc. common stock.

       The Company entered into a profit participation agreement dated May 17, 2002 with its President, Alan Stock, pursuant to which Mr. Stock receives a profit interest in two recently built theatres after the Company has recovered its capital investment in these theatres plus its borrowing costs. Under this agreement, operating losses and disposition losses for any year are allocated 100% to the Company. Operating profits and disposition profits for these theatres for any fiscal year are allocated first to the Company to the extent of total operating losses and losses from any disposition of these theatres. Thereafter, net cash from operations from these theatres or from any disposition of these theatres is paid first to the Company until such payments equal the Company's investment in these theatres, plus interest, and then 51% to the Company and 49% to Mr. Stock. In the event that Mr. Stock's employment is terminated without cause, profits will be distributed according to this formula without first allowing the Company to recoup its investment plus interest thereon. No amounts have been paid to Mr. Stock to date pursuant to the profit participation agreement. Upon consummation of a public offering, the Company will have the option to purchase Mr. Stock's interest in the theatres for a price equal to the fair market value of the profit interest, as determined by an independent appraiser. The Company does not intend to enter into similar arrangements with its executive officers in the future.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

       The Company operates in a single business segment as a motion picture exhibitor. The Company is a multinational corporation with consolidated operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Colombia and the United Kingdom as of December 31, 2002. Revenues in the U.S. and Canada, Mexico, Brazil and other foreign countries for the years ended December 31 are as follows:

Revenues                                     2000                2001                2002
--------                                --------------      --------------      --------------
     U.S. and Canada                    $  597,913,928      $  644,095,881      $  727,918,466
     Mexico                                 61,907,651          77,266,984          84,376,090
     Brazil                                 60,740,586          62,188,321          65,195,568
     Other foreign countries                66,593,322          71,101,287          62,723,342
     Eliminations                             (891,630)           (994,005)           (948,257)
                                        --------------      --------------      --------------
          Total                         $  786,263,857      $  853,658,468      $  939,265,209
                                        ==============      ==============      ==============

Long-lived assets in the U.S. and Canada, Mexico, Brazil and other foreign countries as of December 31 are as follows:

Long-Lived Assets                                                    2001             2002
-----------------                                                ------------     ------------
     U.S. and Canada                                             $667,881,369     $633,896,654
     Mexico                                                        78,036,408       67,990,885
     Brazil                                                        62,080,875       37,892,202
     Other foreign countries                                       58,407,765       51,950,762
                                                                 ------------     ------------
          Total                                                  $866,406,417     $791,730,503
                                                                 ============     ============

16.  ASSET IMPAIRMENT LOSS

       The Company reviews long-lived assets, including goodwill, for impairment in conjunction with the preparation of the Company's quarterly consolidated financial statements and whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. The Company considers actual theatre level cash flow, future years budgeted theatre level cash flow, theatre property and equipment values, goodwill values, competitive theatres in the marketplace, theatre operating cash flows compared to annual long-term lease payments, the sharing of a market with other Company theatres, the age of a recently built theatre and other factors in its assessment of impairment of individual theatre assets. Assets are evaluated for impairment on an individual theatre basis or a group of theatres that share the same marketplace, which the Company's management believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre's useful life. The remainder of the useful life correlates with the available remaining lease period for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover an asset's carrying amount, the asset is written down to its estimated fair value.

       The Company recorded asset impairment charges of $3,872,126, $20,723,274 and $3,869,331 in 2000, 2001 and 2002, respectively, related to assets held for use. The Company wrote down the assets of these properties to their estimated fair value. The impairment charges were recognized in the first, second, third, and fourth quarters of 2000, the first and fourth quarters of 2001 and the first, second and fourth quarters of 2002, respectively. All of the impairment charges recorded were in the U.S. except for impairment charges of $1,712,750 recorded in Brazil in the fourth quarter of 2001, $558,398 recorded in Argentina in the first quarter of 2002, $233,378 recorded in El Salvador in the second quarter of 2002 and $1,268,394 recorded in Chile in the fourth quarter of 2002.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17. LOSS ON SALE OF ASSETS AND OTHER

       The Company recorded a loss on sale of assets and other in the amount of $912,298, $12,407,696 and $469,961 in 2000, 2001, and 2002, respectively.
Included in loss on sale of assets and other in 2001 is a charge of $7,217,975 to write down one property to be disposed of in the U.S. to fair value and a charge of $1,471,947 to write down one property to be disposed of in Argentina to fair value.

18. INITIAL PUBLIC OFFERING FEES AND COSTS

       In 2002, $3,080,511 of legal, accounting and other professional fees and costs associated with the proposed initial public offering of the Company's parent, Cinemark, Inc., were incurred. The proposed initial public offering was subsequently postponed due to unfavorable market conditions. Although Cinemark, Inc.'s S-1 remains filed with the Securities and Exchange Commission, these legal, accounting and other professional fees and costs were written off in the fourth quarter of 2002 in the Company's statement of operations since the proposed initial public offering was not consummated as of December 31, 2002.

19. VALUATION AND QUALIFYING ACCOUNTS

       The Company's valuation allowance for deferred tax assets for the years ended December 31, 2000, 2001 and 2002 is as follows:

                                         Valuation Allowance for
                                           Deferred Tax Assets
                                         -----------------------
         Balance, January 1, 2000              $  4,863,297
         Additions                                1,694,048
         Deductions                                (307,994)
                                               ------------
         Balance, December 31, 2000               6,249,351
         Additions                                5,596,219
         Deductions                                 (24,081)
                                               ------------
         Balance, December 31, 2001              11,821,489
         Additions                                  596,209
         Deductions                                (650,368)
                                               ------------
         Balance, December 31, 2002            $ 11,767,330
                                               ============

20. SUBSEQUENT EVENT

       On February 11, 2003, the Company issued $150 million principal amount of 9% Senior Subordinated Notes to qualified institutional buyers in reliance on Rule 144A of the Securities Act. Interest is payable on February 1 and August 1 of each year, beginning on August 1, 2003. The notes mature on February 1, 2013. The net proceeds of $145.9 million from the issuance of the 9% Senior Subordinated Notes were used to repay a portion of the Company's existing Credit Facility. The Company may redeem all or part of the notes on or before February 1, 2008. Prior to February 1, 2006, the Company may redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings. The notes are general, unsecured obligations, are subordinated to the Company's senior debt and rank pari passu with the Company's existing senior subordinated debt.

       On February 14, 2003, the Company entered into a new Senior Secured Credit Facility consisting of a $75 million revolving credit line and a $125 million term loan with Lehman Commercial Paper, Inc. for itself and as administrative agent for a syndicate of lenders. The new Senior Secured Credit Facility provides for incremental loans of up to $100 million. The net proceeds from the new Senior Secured Credit Facility were used to repay, in full, the existing Credit Facility and the Cinema Properties Facility. The term of the revolving credit line is five years. The term loan matures on March 31, 2008 or March 31, 2009, if the maturity of the Company's existing senior subordinated debt is extended beyond September 30, 2009.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Borrowings under the revolving credit line bear interest, at the Company's option, at: (A) a margin of 2.00% per annum plus a "base rate" equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, or (B) a "eurodollar rate" equal to the rate at which eurodollar deposits are offered in the interbank eurodollar market for terms of one, two, three or six, or (if available to all lenders in their sole discretion) nine or twelve months, as selected by the Company, plus a margin of 3.00% per annum. After the closing date, the margin applicable to base rate loans will range from 1.25% per annum to 2.00% per annum and the margin applicable to eurodollar rate loans will range from 2.25% per annum to 3.00% per annum based upon the Company achieving certain ratios of debt to consolidated EBITDA (as defined in the new Credit Facility).

       The term loan reduces automatically each calendar quarter by $312,500 from June 30, 2003 to March 31, 2007 and then reduces by $30,000,000 each calendar quarter from June 30, 2007 to maturity at March 31, 2008. $937,500 is due in 2003. The term loan bears interest, at the Company's option, at: (A) the base rate plus a margin of 1.75% or (B) the eurodollar rate plus a margin of 2.75%.

CINEMARK USA, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE
CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 2002

                                                             RESTRICTED        UNRESTRICTED
ASSETS                                                         GROUP              GROUP           ELIMINATIONS       CONSOLIDATED

CURRENT ASSETS
     Cash and cash equivalents                             $   28,485,509     $   35,233,006     $           --     $   63,718,515
     Inventories                                                2,952,266            736,649                 --          3,688,915
     Accounts receivable                                        5,519,208          7,934,913         (1,012,272)        12,441,849
     Income tax receivable                                     (1,637,802)         2,353,733                 --            715,931
     Prepaid expenses and other                                 3,399,029            695,106                 --          4,094,135
                                                           --------------     --------------     --------------     --------------

        Total current assets                                   38,718,210         46,953,407         (1,012,272)        84,659,345

THEATRE PROPERTIES AND EQUIPMENT - net                        632,466,568        159,263,935                 --        791,730,503

OTHER ASSETS
     Goodwill                                                   8,051,895          2,699,949                 --         10,751,844
     Investments in and advances to affiliates                167,074,469          1,284,633       (165,318,162)         3,040,940
     Deferred tax asset                                          (321,824)           321,824                 --                 --
     Deferred charges and other - net                          21,771,271          4,860,025                 --         26,631,296
                                                           --------------     --------------     --------------     --------------
        Total other assets                                    196,575,811          9,166,431       (165,318,162)        40,424,080
                                                           --------------     --------------     --------------     --------------
TOTAL ASSETS                                               $  867,760,589     $  215,383,773     $ (166,330,434)    $  916,813,928
                                                           ==============     ==============     ==============     ==============

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                     $   23,240,871     $    6,949,578     $           --     $   30,190,449
     Current income tax payable                                  (347,788)           347,788                 --                 --
     Accounts payable                                          25,010,415          5,802,940                 --         30,813,355
     Accrued film rentals                                      21,911,147          4,118,551                 --         26,029,698
     Accrued interest                                          15,468,840            380,226                 --         15,849,066
     Accrued payroll                                           12,921,761          1,453,465                 --         14,375,226
     Accrued property taxes                                    13,711,035          1,510,482                 --         15,221,517
     Accrued other current liabilities                         18,027,450          4,793,289           (872,289)        21,948,450
                                                           --------------     --------------     --------------     --------------
        Total current liabilities                             129,943,731         25,356,319           (872,289)       154,427,761

LONG-TERM LIABILITIES
     Long-term debt, less current portion                     573,634,464         88,761,924                 --        662,396,388
     Deferred income taxes                                     10,493,304            676,824                 --         11,170,128
     Deferred lease expenses                                   24,422,334            415,123                 --         24,837,457
     Deferred gain on sale leasebacks                           4,372,620                 --                 --          4,372,620
     Deferred revenues and other long-term liabilities          3,113,125          2,016,245                 --          5,129,370
                                                           --------------     --------------     --------------     --------------
        Total long-term liabilities                           616,035,847         91,870,116                 --        707,905,963

COMMITMENTS AND CONTINGENCIES (see Note 11)                            --                 --                 --                 --

MINORITY INTERESTS IN SUBSIDIARIES                              8,206,123         18,508,806                 --         26,714,929

SHAREHOLDER'S EQUITY
     Class A common stock                                              15                 --                 --                 15
     Class B common stock                                      49,543,427         14,958,000        (14,958,000)        49,543,427
     Additional paid-in-capital                                11,974,860        150,500,145       (150,500,145)        11,974,860
     Retained earnings (deficit)                              126,403,052        (46,129,729)                --         80,273,323
     Treasury stock                                           (24,232,890)                --                 --        (24,232,890)
     Accumulated other comprehensive loss                     (50,113,576)       (39,679,884)                --        (89,793,460)
                                                           --------------     --------------     --------------     --------------
        Total shareholder's equity                            113,574,888         79,648,532       (165,458,145)        27,765,275
                                                           --------------     --------------     --------------     --------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                 $  867,760,589     $  215,383,773     $ (166,330,434)    $  916,813,928
                                                           ==============     ==============     ==============     ==============

Note: "Restricted Group" and "Unrestricted Group" are defined in the Indentures for the Senior Subordinated Notes.

CINEMARK USA, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE
CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
YEAR ENDED DECEMBER 31, 2002

                                                                                 RESTRICTED        UNRESTRICTED
                                                                 GROUP              GROUP          ELIMINATIONS       CONSOLIDATED
                                                             -------------      -------------      -------------      -------------

REVENUES                                                     $ 776,755,091      $ 175,121,312      $ (12,611,194)     $ 939,265,209

COSTS AND EXPENSES
      Cost of operations                                       567,590,740        135,939,837        (12,611,194)       690,919,383
      General and administrative expenses                       39,987,445          8,232,264                 --         48,219,709
      Depreciation and amortization                             52,402,059         14,490,784                 --         66,892,843
      Asset impairment loss                                      2,377,559          1,491,772                 --          3,869,331
      Loss on sale of assets and other                             201,845            268,116                 --            469,961
                                                             -------------      -------------      -------------      -------------
            Total costs and expenses                           662,559,648        160,422,773        (12,611,194)       810,371,227
                                                             -------------      -------------      -------------      -------------

OPERATING INCOME                                               114,195,443         14,698,539                 --        128,893,982

OTHER INCOME (EXPENSE)
      Interest expense                                         (46,098,478)        (9,329,839)                --        (55,428,317)
      Amortization of debt issue cost                             (849,976)        (1,514,704)                --         (2,364,680)
      Interest income                                              791,184          1,526,988                 --          2,318,172
      Foreign currency exchange gain (loss)                        253,305         (5,373,641)                --         (5,120,336)
      Equity in income of affiliates                                 1,797            425,139                 --            426,936
      Minority interests in (income) loss of subsidiaries       (1,553,091)           954,168                 --           (598,923)
                                                             -------------      -------------      -------------      -------------
            Total other expenses                               (47,455,259)       (13,311,889)                --        (60,767,148)
                                                             -------------      -------------      -------------      -------------

INCOME BEFORE INCOME TAXES AND
      CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                 66,740,184          1,386,650                 --         68,126,834

INCOME TAXES                                                    29,091,977             68,054                 --         29,160,031
                                                             -------------      -------------      -------------      -------------

INCOME BEFORE CUMULATIVE EFFECT OF AN
      ACCOUNTING CHANGE                                         37,648,207          1,318,596                 --         38,966,803

      Cumulative effect of a change in accounting
        principle, net of tax benefit of $0                     (3,389,779)                --                 --         (3,389,779)
                                                             -------------      -------------      -------------      -------------
NET INCOME                                                   $  34,258,428      $   1,318,596      $          --      $  35,577,024
                                                             =============      =============      =============      =============

Note: "Restricted Group" and "Unrestricted Group" are defined in the Indentures for the Senior Subordinated Notes.

CINEMARK USA, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE
CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
YEAR ENDED DECEMBER 31, 2002

                                                                   RESTRICTED      UNRESTRICTED
                                                                     GROUP             GROUP         ELIMINATIONS     CONSOLIDATED
                                                                 -------------     -------------     -------------    -------------

OPERATING ACTIVITIES
      Net income                                                 $  34,258,428     $   1,318,596     $          --    $  35,577,024

      Noncash items in net income:
          Depreciation                                              51,842,385        14,289,226                --       66,131,611
          Amortization of goodwill and other assets                    559,674           201,558                --          761,232
          Amortization of foreign advanced rents                     1,094,759           701,646                --        1,796,405
          Amortized compensation - stock options                     1,103,155                --                --        1,103,155
          Amortization of debt issue costs                             849,976         1,514,704                --        2,364,680
          Amortization of gain on sale leasebacks                     (365,920)               --                --         (365,920)
          Amortization of debt discount and premium                    (28,507)               --                --          (28,507)
          Amortization of deferred revenues                         (4,852,905)               --                --       (4,852,905)
          Loss on impairment of assets                               2,377,559         1,491,772                --        3,869,331
          Loss on sale of assets and other                             201,845           268,116                --          469,961
          Deferred lease expenses                                    2,035,909           (30,840)               --        2,005,069
          Deferred income tax expenses                              15,246,648          (360,314)               --       14,886,334
          Equity in income of affiliates                                (1,797)         (425,139)               --         (426,936)
          Minority interests in income (loss) of subsidiaries        1,553,091          (954,168)               --          598,923
          Cumulative effect of an accounting change                  3,389,779                --                --        3,389,779
      Cash provided by operating working capital                     8,597,940        14,241,750                --       22,839,690
                                                                 -------------     -------------     -------------    -------------

               Net cash provided by operating activities           117,862,019        32,256,907                --      150,118,926

INVESTING ACTIVITIES
      Additions to theatre properties and equipment                (30,464,676)       (7,566,967)               --      (38,031,643)
      Sale of theatre properties and equipment                       2,579,924            60,041                --        2,639,965
      Dividends/capital returned from affiliates                            --           641,808                --          641,808
                                                                 -------------     -------------     -------------    -------------

               Net cash used for investing activities              (27,884,752)       (6,865,118)               --      (34,749,870)

FINANCING ACTIVITIES
      Increase in long-term debt                                    59,519,435         2,228,647                --       61,748,082
      Decrease in long-term debt                                  (136,832,712)      (11,817,905)               --     (148,650,617)
      Increase in minority investment in subsidiaries                       --           454,931                --          454,931
      Decrease in minority investment in subsidiaries                 (985,352)       (8,707,235)               --       (9,692,587)
                                                                 -------------     -------------     -------------    -------------

               Net cash used for financing activities              (78,298,629)      (17,841,562)               --      (96,140,191)

EFFECT OF EXCHANGE RATE CHANGES
      ON CASH AND CASH EQUIVALENTS                                  (2,379,585)       (3,329,988)               --       (5,709,573)
                                                                 -------------     -------------     -------------    -------------

INCREASE IN CASH AND CASH EQUIVALENTS                                9,299,053         4,220,239                --       13,519,292

CASH AND CASH EQUIVALENTS:
      Beginning of period                                           19,186,456        31,012,767                --       50,199,223
                                                                 -------------     -------------     -------------    -------------

      End of period                                              $  28,485,509     $  35,233,006     $          --    $  63,718,515
                                                                 =============     =============     =============    =============

Note: "Restricted Group" and "Unrestricted Group" are defined in the Indentures for the Senior Subordinated Notes.

                                    EXHIBITS

                                       TO

                                    FORM 10 K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       FOR

                               CINEMARK USA, INC.

                              FOR FISCAL YEAR ENDED
                                DECEMBER 31, 2002

                                  EXHIBIT INDEX



EXHIBIT                                                                                          INCORPORATION BY
NUMBER                                         DESCRIPTION                                         REFERENCE TO
-------                                        -----------                                   -----------------------
3.1(a)        Amended and Restated Articles of Incorporation of the Company filed with the   Exhibit 3.1(a) to the
              Texas Secretary of State on June 3, 1992                                       Company's Annual Report
                                                                                             (file 33-47040) on Form
                                                                                             10-K filed March 31,
                                                                                             1993

3.1(b)        Articles of Merger filed with the Texas Secretary of State on June 27, 1988    Exhibit 3.1(b) to the
              merging Gulf Drive-In Theatres, Inc. and Cinemark of Louisiana, Inc. into      Company's Registration
              the Company                                                                    Statement (file
                                                                                             33-47040) on Form S-1
                                                                                             filed on April 9, 1992

3.1(c)        Articles of Merger filed with the Texas Secretary of State dated October 27,   Exhibit 3.1(d) to the
              1989 merging Premiere Cinemas Corp. into the Company                           Company's Registration
                                                                                             Statement (file
                                                                                             33-47040) on Form S-1
                                                                                             filed on April 9, 1992

3.1(d)        Articles of Merger filed with the Texas Secretary of State dated October 27,   Exhibit 3.1(e) to the
              1989 merging Tri-State Entertainment Incorporated into the Company             Company's Registration
                                                                                             Statement (file
                                                                                             33-47040) on Form S-1
                                                                                             filed on April 9, 1992

3.1(e)        Articles of Merger filed with the Texas Secretary of State on December 27,     Exhibit 3.1(f) to the
              1990 merging Cinema 4, Inc. into the Company                                   Company's Registration
                                                                                             Statement (file
                                                                                             33-47040) on form S-1
                                                                                             filed on April 9, 1992

3.1(f)        Articles of Merger filed with the Texas Secretary of State on December 27,     Exhibit 3.1(f) to the
              1990 merging Cinema 4, Inc. into the Company                                   Company's Annual Report
                                                                                             (file 33-47040) on Form
                                                                                             10-K filed March 31,
                                                                                             1993

3.1(g)        Articles of Merger filed with the Texas Secretary of State effective           Filed herewith.
              December 31, 2002 merging the Company and CNMK Texas Properties, Ltd., where both entities survive

3.1(h)        Articles of Merger filed with the Texas Secretary of State effective           Filed herewith.
              February 14, 2003, merging TPH I, Inc., TPH II, Inc., TPH III, Inc., TPH IV,
              Inc., TPH V, Inc. and TPH VI, Inc. into the Company

3.1(i)        Articles of Merger filed with the Texas Secretary of State effective           Filed herewith.
              February 14, 2003 merging Cinema Properties, Inc. into the Company

3.1(j)        Articles of Merger filed with the Texas Secretary of State effective           Filed herewith.
              February 14, 2003 merging the Company and CNMK Texas Properties, Ltd., where both entities survive

99.1          CEO Certification pursuant to 18 U.X.C., Section 1350, as adopted Pursuant     Filed herewith.
              to Section 906 of the Sarbanes-Oxley Act of 2002

99.2          CFO Certification pursuant to 18 U.X.C., Section 1350, as adopted Pursuant     Filed herewith.
              to Section 906 of the Sarbanes-Oxley Act of 2002


EXHIBIT                                                                                          INCORPORATION BY
NUMBER                                         DESCRIPTION                                         REFERENCE TO
-------                                        -----------                                   -----------------------
3.2(a)        Bylaws of the Company, as amended                                              Exhibit 3.2 to the
                                                                                             Company's Registration
                                                                                             Statement (file
                                                                                             33-47040) on Form S-1
                                                                                             filed on April 9, 1992

3.2(b)        Amendment to Bylaws of the Company dated March 12, 1996                        Exhibit 3.2(b) to the
                                                                                             Company's Annual Report
                                                                                             (file 33-47040) on Form
                                                                                             10-K filed March 6, 1997

10.1(a)       Indenture dated August 15, 1996 between the Company and U.S. Trust Company     Exhibit 4.1 to the
              of Texas, N.A., governing the 9-5/8% senior subordinated notes issued          Company's Registration
              thereunder.                                                                    Statement (file
                                                                                             33-41895) on Form S-4
                                                                                             filed September 13, 1996

10.1(b)       Indenture dated June 26, 1997 between the Company and U.S. Trust Company of    Exhibit 4.1 to the
              Texas, N.A. governing the 9-5/8% senior subordinated notes issued thereunder.  Company's Registration
                                                                                             Statement (file
                                                                                             333-32949) on Form S-4
                                                                                             filed August 6, 1997

10.2(a)       Indenture dated January 14, 1998 between the Company and U.S. Trust Company    Exhibit 4.1 to the
              of Texas, N.A. governing the 8% senior subordinated notes issued thereunder.   Company's Registration
                                                                                             Statement (file
                                                                                             333-45417) on Form S-4
                                                                                             filed February 2, 1998

10.2(b)       Indenture dated February 11, 2003 between the company and The Bank of New      Filed herewith.
              York Trust Company of Florida, N.A. governing the 9% senior subordinated notes issued thereunder.

10.2(c)       Registration Rights Agreement dated February 11, 2003 relating to the 9%       Filed herewith.
              senior subordinated notes issued February 11, 2003.

10.3(a)       Management Agreement between the Company and Cinemark II, Inc. ("Cinemark      Exhibit 10.6(c) to the
              II") dated as of June 10, 1992.                                                Company's Annual Report
                                                                                             (file 33-47040) on Form
                                                                                             10-K filed March 31,
                                                                                             1993.

10.3(b)       Management Agreement, dated as of July 28, 1993, between the Company and       Exhibit 10.7 to
              Cinemark Mexico (USA).                                                         Cinemark Mexico (USA)'s
                                                                                             Registration Statement
                                                                                             (file 33-72114) on Form
                                                                                             S-4 filed on November 24,
                                                                                             1994.


EXHIBIT                                                                                         INCORPORATION BY
NUMBER                                         DESCRIPTION                                        REFERENCE TO
-------                                        -----------                                   -----------------------
10.3(c)       Management Agreement, dated as of September 10, 1992, between the Company      Exhibit 10.8 to
              and Cinemark de Mexico.                                                        Cinemark Mexico (USA)'s
                                                                                             Registration Statement
                                                                                             (file 33-72114) on Form
                                                                                             S-4 filed on November 24,
                                                                                             1994.

10.3(d)       Management Agreement dated December 10, 1993 between   Laredo Joint Venture    Exhibit 10.14(b) to the
              and the Company.                                                               Company's Annual Report
                                                                                             (file 33-47040) on form
                                                                                             10-K filed March 31,
                                                                                             1994.

10.3(e)       Management Agreement dated September 1, 1994 between Cinemark Partners II,     Exhibit 10.4(i) to the
              Ltd. and the Company.                                                          Company's Annual Report
                                                                                             (file 33-47040) on Form
                                                                                             10-K filed March 29,
                                                                                             1995.

10.4(a)       Employment Agreement dated as of October 17, 1991 between the Company and      Exhibit 10.11(a) to the
              Lee Roy Mitchell.                                                              Company's Registration
                                                                                             Statement (file 33-47040)
                                                                                             on Form S-1 filed on
                                                                                             April 9, 1992.

10.4(b)       First Amendment to Employment Agreement dated as of April 7, 1992 between      Exhibit 10.11(b) to the
              the Company and Lee Roy Mitchell.                                              Company's Registration
                                                                                             Statement (file 33-47040)
                                                                                             on Form S-1 filed on
                                                                                             April 9, 1992.

10.4(c)       Employment Agreement dated as of October 17, 1991 between the Company and      Exhibit 10.11(c) to the
              Tandy Mitchell.                                                                Company's Registration
                                                                                             Statement (file 33-47040)
                                                                                             on Form S-1 filed on
                                                                                             April 9, 1992.

10.4(d)       First Amendment to Employment Agreement dated as of April 7, 1992 between      Exhibit 10.11(d) to the
              the Company and Tandy Mitchell.                                                Company's Registration
                                                                                             Statement (file 33-47040)
                                                                                             on Form S-1 filed
                                                                                             on April 9, 1992.

10.4(e)       Second Amendment to Employment Agreement between the Company and Lee Roy       Exhibit 10.11(e) to the
              Mitchell dated as of June 10, 1992.                                            Company's Annual Report
                                                                                             (file 33-47040) on Form
                                                                                             10-K filed March 31,
                                                                                             1993.

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
                                                                                             April 9, 1992.



EXHIBIT                                                                                         INCORPORATION BY
NUMBER                                         DESCRIPTION                                        REFERENCE TO
-------                                        -----------                                   -----------------------
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

10.6(a)       License Agreement dated December 10, 1993 between Laredo Joint Venture and     Exhibit 10.14(c) to the
              the Company.                                                                   Company's Annual Report
                                                                                             (file 33-47040) on Form
                                                                                             10-K filed March 31,
                                                                                             1994

10.6(b)       License Agreement dated September 1, 1994 between Cinemark Partners II, Ltd.   Exhibit 10.10(c) to the
              and the Company.                                                               Company's Annual Report
                                                                                             (file 33-47040) on Form
                                                                                             10-K filed March 29,
                                                                                             1995.

10.7(a)       Tax Sharing Agreement between the Company and Cinemark II dated as of June     Exhibit 10.22 to the
              10, 1992.                                                                      Company's Annual Report
                                                                                             (file 33-47040) on Form
                                                                                             10-K filed March 31,
                                                                                             1993.

10.7(b)       Tax Sharing Agreement dated as of July 28, 1993, between the Company and       Exhibit 10.10 to
              Cinemark Mexico (USA).                                                         Cinemark Mexico (USA)'s
                                                                                             Registration Statement
                                                                                             (33-72114) on Form S-4
                                                                                             filed on November 24,
                                                                                             1994.

10.8(a)       Indemnification Agreement between the Company and Lee Roy Mitchell dated as    Exhibit 10.23(a) to the
              of July 13, 1992.                                                              Company's Annual Report
                                                                                             (file 33-47040) on Form
                                                                                             10-K filed March 31,
                                                                                             1993.

10.8(b)       Indemnification Agreement between the Company and Tandy Mitchell dated as of   Exhibit 10.23(b) to the
              July 13, 1992.                                                                 Company's Annual Report
                                                                                             (file 33-47040) on Form
                                                                                             10-K filed March 31,
                                                                                             1993.

10.8(c)       Indemnification Agreement between the Company and Alan W. Stock dated as of    Exhibit 10.23(d) to the
              July 13, 1992.                                                                 Company's Annual Report
                                                                                             (file 33-47040) on Form
                                                                                             10-K filed March 31,
                                                                                             1993.


EXHIBIT                                                                                          INCORPORATION BY
NUMBER                                         DESCRIPTION                                         REFERENCE TO
-------                                        -----------                                   -----------------------
10.8(d)       Indemnification Agreement between the Company and W. Bryce Anderson dated as   Exhibit 10.23(f) to the
              of July 13, 1992.                                                              Company's Annual Report
                                                                                             (file 33-47040) on Form
                                                                                             10-K filed March 31,
                                                                                             1993.

10.8(e)       Indemnification Agreement between the Company and Sheldon I. Stein dated as    Exhibit 10.23(g) to the
              of July 13, 1992.                                                              Company's Annual Report
                                                                                             (file 33-47040) on Form
                                                                                             10-K filed March 31,
                                                                                             1993.

10.8(f)       Indemnification Agreement between the Company and Heriberto Guerra dated as    Exhibit 10.13(f) to the
              of December 3, 1993                                                            Company's Registration
                                                                                             Statement (file
                                                                                             333-11895) on Form S-4
                                                                                             filed September 13, 1996

10.9(a)       Second Amended and Restated Credit Agreement dated as of February 12, 1998     Exhibit 10.9(a) to the
              among the Banks and the Agent.                                                 Company's Annual Report
                                                                                             (file 333 45417, 333
                                                                                             11895 and 33-47040) on
                                                                                             Form 10-K filed March
                                                                                             27, 1998

10.9(b)       Pledge Agreement dated as of February 12, 1998 executed by the pledgors        Exhibit 10.9(b) to the
              listed on the signature page thereto for the benefit of the Agent and the      Company's Annual Report
              Banks.                                                                         (file 333 45417, 333
                                                                                             11895 and 33-47040) on
                                                                                             Form 10-K filed March
                                                                                             27, 1998

10.9(c)       Note of the Company dated as of February 12, 1998 in the original principal    Exhibit 10.9(c) to the
              amount of $50,000,000 payable to the order of Bank of America National Trust   Company's Annual Report
              and Savings Association                                                        (file 333 45417, 333
                                                                                             11895 and 33-47040) on
                                                                                             Form 10-K filed March
                                                                                             27, 1998

10.9(d)       Note of the Company dated as of February 12, 1998 in the original principal   Exhibit 10.9(d) to the
              amount of $50,000,000 payable to the order of NationsBank of Texas, N.A.       Company's Annual Report
                                                                                             (file 333 45417, 333
                                                                                             11895 and 33-47040) on
                                                                                             Form 10-K filed March
                                                                                             27, 1998

10.9(e)       Note of the Company dated as of February 12, 1998 in the original principal    Exhibit 10.9(e) to the
              amount of $30,000,000 payable to the order of BankBoston, N.A.                 Company's Annual Report
                                                                                             (file 333 45417, 333
                                                                                             11895 and 33-47040) on
                                                                                             Form 10-K filed March
                                                                                             27, 1998



EXHIBIT                                                                                          INCORPORATION BY
NUMBER                                         DESCRIPTION                                         REFERENCE TO
-------                                        -----------                                   -----------------------
10.9(f)       Note of the Company dated as of February 12, 1998 in the original principal    Exhibit 10.9(f) to the
              amount of $30,000,000 payable to the order of Fleet Bank, N.A.                 Company's Annual Report
                                                                                             (file 333 45417, 333
                                                                                             11895 and 33-47040) on
                                                                                             Form 10-K filed March
                                                                                             27, 1998

10.9(g)       Note of the Company dated as of February 12, 1998 in the original principal    Exhibit 10.9(g) to the
              amount of $15,000,000 payable to the order of The Fuji Bank, Limited           Company's Annual Report
                                                                                             (file 333 45417, 333
                                                                                             11895 and 33-47040) on
                                                                                             Form 10-K filed March
                                                                                             27, 1998

10.9(h)       Note of the Company dated as of February 12, 1998 in the original principal    Exhibit 10.9(h) to the
              amount of $15,000,000 payable to the order of Bank of New York                 Company's Annual Report
                                                                                             (file 333 45417, 333
                                                                                             11895 and 33-47040) on
                                                                                             Form 10-K filed March
                                                                                             27, 1998

10.9(i)       Note of the Company dated as of February 12, 1998 in the original principal    Exhibit 10.9(i) to the
              amount of $30,000,000 payable to the order of CIBC, Inc.                       Company's Annual Report
                                                                                             (file 333 45417, 333
                                                                                             11895 and 33-47040) on
                                                                                             Form 10-K filed March
                                                                                             27, 1998

10.9(j)       Note of the Company dated as of February 12, 1998 in the original principal    Exhibit 10.9(j) to the
              amount of $30,000,000 payable to the order of Bank of Nova Scotia              Company's Annual Report
                                                                                             (file 333 45417, 333
                                                                                             11895 and 33-47040) on
                                                                                             Form 10-K filed March
                                                                                             27, 1998

10.9(k)       Note of the Company dated as of February 12, 1998 in the original principal    Exhibit 10.9(k) to the
              amount of $25,000,000 payable to the order of Comerica Bank-Texas              Company's Annual Report
                                                                                             (file 333 45417, 333
                                                                                             11895 and 33-47040) on
                                                                                             Form 10-K filed March
                                                                                             27, 1998

10.9(l)       Note of the Company dated as of February 12, 1998 in the original principal    Exhibit 10.9(l) to the
              amount of $15,000,000 payable to the order of First Hawaiian Bank              Company's Annual Report
                                                                                             (file 333 45417, 333
                                                                                             11895 and 33-47040) on
                                                                                             Form 10-K filed March
                                                                                             27, 1998

10.9(m)       Note of the Company dated as of February 12, 1998 in the original principal    Exhibit 10.9(m) to the
              amount of $15,000,000 payable to the order of Bank of Montreal                 Company's Annual Report
                                                                                             (file 333 45417, 333
                                                                                             11895 and 33-47040) on
                                                                                             Form 10-K filed March
                                                                                             27, 1998



EXHIBIT                                                                                          INCORPORATION BY
NUMBER                                         DESCRIPTION                                         REFERENCE TO
-------                                        -----------                                   -----------------------
10.9(n)       Note of the Company dated as of February 12, 1998 in the original principal    Exhibit 10.9(n) to the
              amount of $15,000,000 payable to the order of PNC Bank                         Company's Annual Report
                                                                                             (file 333 45417, 333
                                                                                             11895 and 33-47040) on
                                                                                             Form 10-K filed March
                                                                                             27, 1998

10.9(o)       Note of the Company dated as of February 12, 1998 in the original principal    Exhibit 10.9(o) to the
              amount of $15,000,000 payable to the order of Sumitoto Bank, Limited           Company's Annual Report
                                                                                             (file 333 45417, 333
                                                                                             11895 and 33-47040) on
                                                                                             Form 10-K filed March
                                                                                             27, 1998

10.9(p)       Note of the Company dated as of February 12, 1998 in the original principal    Exhibit 10.9(p) to the
              amount of $15,000,000 payable to the order of Union Bank of California, N.A.   Company's Annual Report
                                                                                             (file 333 45417, 333
                                                                                             11895 and 33-47040) on
                                                                                             Form 10-K filed March
                                                                                             27, 1998

10.9(q)       First Amendment to Second Amended and Restated Credit Agreement dated as of    Exhibit 10.9(q) to the
              February 12, 1998 among the Banks and the Agent                                Company's Annual Report
                                                                                             (file 333 45417, 333
                                                                                             11895 and 33-47040) on
                                                                                             Form 10-K filed March
                                                                                             27, 1998

10.9(r)       Second Amendment to Second Amended and Restated Credit Agreement dated as of   Exhibit 10.9(r) to the
              February 12, 1998 among the Banks and the Agent                                Company's Annual Report
                                                                                             (file 33-47040) on Form
                                                                                             10-K filed March 31, 1999

10.9(s)       Intercompany Subordination Agreement dated November 16, 1998                   Exhibit 10.9(s) to the
                                                                                             Company's Annual Report
                                                                                             (file 33-47040) on Form
                                                                                             10-K filed March 31, 1999

10.9(t)       Third Amendment to Second Amended and Restated Credit Agreement dated as of    Exhibit 10.9(t) to the
              February 12, 1998 among the Banks and the Agent                                Company's Annual Report
                                                                                             (file 33-47040) on Form
                                                                                             10-K filed March 31, 1999

10.9(u)       Pledge Agreement dated as of January 27, 1999 between Cinemark Mexico (USA),   Exhibit 10.9(u) to the
              Inc. and the Banks, with the acknowledgment of Cinemark de Mexico, S.A. de     Company's Annual Report
              C.V.                                                                           (file 33-47040,
                                                                                             333-11895 and
                                                                                             333-45417) on Form 10-K
                                                                                             filed March 27, 2002



EXHIBIT                                                                                          INCORPORATION BY
NUMBER                                         DESCRIPTION                                         REFERENCE TO
-------                                        -----------                                   -----------------------
10.9(v)       First Amendment to Pledge Agreement between Cinemark Mexico (USA), Inc. and    Exhibit 10.9(v) to the
              the Banks, with the acknowledgment of Cinemark de Mexico, S.A. de C.V.,        Company's Annual Report
              dated as of May 30, 2001                                                       (file 33-47040,
                                                                                             333-11895 and
                                                                                             333-45417) on Form 10-K
                                                                                             filed March 27, 2002

10.9(w)       Second Amendment to Pledge Agreement between Cinemark Mexico (USA), Inc. and   Exhibit 10.9(w) to the
              the Banks, with the acknowledgment of Cinemark de Mexico, S.A. de C.V.,        Company's Annual Report
              dated as of September 26, 2001                                                 (file 33-47040,
                                                                                             333-11895 and
                                                                                             333-45417) on Form 10-K
                                                                                             filed March 27, 2002

10.9(x)       Pledge Agreement dated as of September 28, 2001 between Cinemark Mexico        Exhibit 10.9(x) to the
              (USA), Inc. and the Banks, with the acknowledgment of Cinemark Holdings        Company's Annual Report
              Mexico, S. de R.L. de C.V.                                                     (file 33-47040,
                                                                                             333-11895 and
                                                                                             333-45417) on Form 10-K
                                                                                             filed March 27, 2002

10.10(a)      Letter Agreements with directors of the Company regarding stock options.       Exhibit 10.15 to the
                                                                                             Company's Annual Report
                                                                                             (file 33-47040) on Form
                                                                                             10-K filed March 31,
                                                                                             1993.

10.10(b)      Letter Agreements with directors of the Company amending stock options         Exhibit 10.15(c) to the
                                                                                             Company's Registration
                                                                                             Statement (file
                                                                                             333-11895) on Form S-4
                                                                                             filed September 13, 1996

10.10(c)      Letter Agreement with directors of the Company regarding stock options         Exhibit 10.10(c) to the
                                                                                             Company's Annual Report
                                                                                             (file 33-47040) on Form
                                                                                             10-K filed March 31, 1999

10.11(a)      Credit Agreement dated November 16, 1998 between Cinemark Mexico (USA),        Exhibit 10.11(a) to the
              Inc., Bank of America National Trust and Savings Association, as               Company's Annual Report
              Administrative Agent, and the Financial Institutions party thereto             (file 33-47040) on Form
                                                                                             10-K filed March 31, 1999

10.11(b)      Guaranty of Cinemark Mexico (USA) by Cinemark USA, Inc.                        Exhibit 10.11(b) to the
                                                                                             Company's Annual Report
                                                                                             (file 33-47040) on Form
                                                                                             10-K filed March 31, 1999



EXHIBIT                                                                                           INCORPORATION BY
NUMBER                                         DESCRIPTION                                          REFERENCE TO
-------                                        -----------                                   -----------------------
10.11(c)      Intercompany Subordination Agreement dated November 16, 1998                   Exhibit 10.11(c) to the
                                                                                             Company's Annual Report
                                                                                             (file 33-47040) on Form
                                                                                             10-K filed March 31, 1999

10.11(d)      First Amendment to Credit Agreement dated September 29, 2000 between           Exhibit 10.11(d) to the
              Cinemark Mexico (USA), Inc., Bank of America N.A. and the Financial            Company's Annual Report
              Institutions party thereto                                                     (file 33-47040) on Form
                                                                                             10-K filed March 26, 2001

10.12         Senior Secured Credit Agreement dated December 4, 1995 among Cinemark II,      Exhibit 10.18 to the
              Cinemark Mexico (USA) and Cinemark de Mexico                                   Company's Annual Report
                                                                                             (file 33-47040) on Form
                                                                                             10-K filed April 1, 1996

10.13(a)      Credit Agreement dated September 11, 1998 between Cinemark Investments         Exhibit 10.13(a) to the
              Corporation, Bank of America National Trust and Savings Association, as        Company's Annual Report
              Administrative Agent, NationsBank, N.A., as Syndication Agent, and the other   (file 33-47040) on Form
              financial institutions party thereto                                           10-K filed March 31, 1999

10.13(b)      Cinemark Investments Corporation FRN Pledge Agreement dated September 11,      Exhibit 10.13(b) to the
              1998                                                                           Company's Annual Report
                                                                                             (file 33-47040) on Form
                                                                                             10-K filed March 31, 1999

10.13(c)      Guaranty of Cinemark Investments Corporation by Cinemark USA                   Exhibit 10.13(c) to the
                                                                                             Company's Annual Report
                                                                                             (file 33-47040) on Form
                                                                                             10-K filed March 31, 1999

10.14         Shareholders' Agreement dated March 12, 1996 among the Company, Mr.            Exhibit 10.19(b) to the
              Mitchell, Cypress Merchant Banking Partners L.P., Cypress Pictures Ltd. and    Company's Annual Report
              Mr. Mitchell and Mr. Don Hart as Co-Trustees of certain trusts signatory       (file 33-47040) on Form
              thereto                                                                        10-K filed April 1, 1996

10.15(a)      Loan Agreement dated December 15, 2000 between Cinema Properties, Inc. and     Exhibit 10.15(a) to
              Lehman Brothers Bank, FSB                                                      the Company's Annual
                                                                                             Report (file 33-47040)
                                                                                             on Form 10-K filed March
                                                                                             26, 2001

10.15(b)      Promissory Note of Cinema Properties, Inc. dated as of December 15, 2000 in    Exhibit 10.15(b) to the
              the original principal amount of $77,000,000 payable to the order of Lehman    Company's Annual Report
              Brothers Bank, FSB                                                             (file 33-47040) on Form
                                                                                             10-K filed March 26, 2001


                                                                                                  PAGE NUMBER OR
EXHIBIT                                                                                          INCORPORATION BY
NUMBER                                         DESCRIPTION                                         REFERENCE TO
-------                                        -----------                                   -----------------------
10.16(a)      Credit Agreement dated February 14, 2003 between the Company and Lehman        Filed herewith.
              Commercial Paper, Inc., as a lender and as administrative agent.

12            Calculation of Earnings to Fixed Charges.                                      Filed herewith.

21            Subsidiaries of the Registrant                                                 Filed herewith.

99.1          CEO Certification pursuant to 18 U.X.C., Section 1350, as adopted Pursuant     Filed herewith.
              to Section 906 of the Sarbanes-Oxley Act of 2002

99.2          CFO Certification pursuant to 18 U.X.C., Section 1350, as adopted Pursuant     Filed herewith.
              to Section 906 of the Sarbanes-Oxley Act of 2002