Form 10-Q
period 2003-03-31
CINEMARK USA INC /TX
filed 2003-05-20
CIK 885975

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003


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

                                  Yes X No ____

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes ____ No X




    As of May 15, 2003, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                                      Index

                                                                            Page
                                                                            ----

PART I          FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets
                    as of March 31, 2003 (unaudited)
                    and December 31, 2002                                     3

                Condensed Consolidated Statements of Operations
                    (unaudited) for the three month periods
                    ended March 31, 2003 and 2002                             4

                Condensed Consolidated Statements of Cash
                    Flows (unaudited) for the three month
                    periods ended March 31, 2003 and 2002                     5

                Notes to Condensed Consolidated Financial
                    Statements (unaudited)                                    6

        Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                                23

        Item 3. Quantitative and Qualitative Disclosures
                    About Market Risk                                         34

        Item 4. Controls and Procedures                                       35

PART II         OTHER INFORMATION

        Item 1. Legal Proceedings                                             36

        Item 2. Changes in Securities and Use of Proceeds                     36

        Item 3. Defaults Upon Senior Securities                               36

        Item 4. Submission of Matters to a Vote of Security Holders           36

        Item 5. Other Information                                             36

        Item 6. Exhibits and Reports on Form 8-K                              36


SIGNATURES                                                                    38

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       CINEMARK USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                March 31,          December 31,
                                                                                  2003                 2002
                                                                               (Unaudited)
                                                                            ------------------------------------
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                               $   42,648,574       $   63,718,515
    Inventories                                                                  3,689,432            3,688,915
    Accounts receivable                                                         11,376,916           12,441,849
    Income tax receivable                                                        1,948,064              715,931
    Prepaid expenses and other                                                   4,525,443            4,094,135
                                                                            ------------------------------------
      Total current assets                                                      64,188,429           84,659,345

THEATRE PROPERTIES AND EQUIPMENT                                             1,185,967,627        1,177,508,981
    Less accumulated depreciation and amortization                            (401,673,402)        (385,778,478)
                                                                            ------------------------------------
      Theatre properties and equipment - net                                   784,294,225          791,730,503

OTHER ASSETS
    Goodwill                                                                    10,755,311           10,751,844
    Investments in and advances to affiliates                                    2,928,159            3,040,940
    Deferred charges and other - net                                            36,759,548           26,631,296
                                                                            ------------------------------------
      Total other assets                                                        50,443,018           40,424,080
                                                                            ------------------------------------

TOTAL ASSETS                                                                $  898,925,672       $  916,813,928
                                                                            ====================================
                      LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
    Current portion of long-term debt                                       $    6,002,004       $   30,190,449
    Accounts payable and accrued expenses                                       83,967,831          124,237,312
                                                                            ------------------------------------
      Total current liabilities                                                 89,969,835          154,427,761

LONG-TERM LIABILITIES
    Senior credit agreements                                                   167,945,407          282,237,221
    Senior subordinated notes                                                  530,152,040          380,159,167
    Deferred lease expenses                                                     25,216,959           24,837,457
    Deferred gain on sale leasebacks                                             4,281,140            4,372,620
    Deferred income taxes                                                       14,990,145           11,170,128
    Deferred revenues and other long-term liabilities                            3,933,302            5,129,370
                                                                            ------------------------------------
      Total long-term liabilities                                              746,518,993          707,905,963

MINORITY INTERESTS IN SUBSIDIARIES                                              28,098,667           26,714,929

SHAREHOLDER'S EQUITY
    Class A common stock, $.01 par value: 10,000,000 shares
      authorized, 1,500 shares issued and outstanding                                   15                   15
    Class B common stock, no par value: 1,000,000 shares
      authorized, 239,893 shares issued and outstanding                         49,543,427           49,543,427
    Additional paid-in-capital                                                  12,249,157           11,974,860
    Retained earnings                                                           85,726,249           80,273,323
    Treasury stock, 57,245 Class B shares at cost                              (24,232,890)         (24,232,890)
    Accumulated other comprehensive loss                                       (88,947,781)         (89,793,460)
                                                                            ------------------------------------
      Total shareholder's equity                                                34,338,177           27,765,275
                                                                            ------------------------------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                  $  898,925,672       $  916,813,928
                                                                            ====================================

The accompanying notes are an integral part of the consolidated financial statements.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                Three Months Ended March 31,
                                                                                  2003                 2002
                                                                            ------------------------------------
REVENUES
    Admissions                                                              $  128,681,137       $  146,411,564
    Concession                                                                  64,373,240           69,286,218
    Other                                                                       10,947,382           11,004,324
                                                                            ------------------------------------
          Total revenues                                                       204,001,759          226,702,106

COSTS AND EXPENSES
    Cost of operations:
       Film rentals and advertising                                             67,249,207           76,885,027
       Concession supplies                                                       9,913,574           11,981,820
       Salaries and wages                                                       22,609,749           22,550,434
       Facility lease expense                                                   28,814,130           29,149,610
       Utilities and other                                                      25,479,127           26,685,341
                                                                            ------------------------------------
          Total cost of operations                                             154,065,787          167,252,232

    General and administrative expenses                                          9,589,814           10,643,017
    Depreciation and amortization                                               16,136,914           17,166,781
    Asset impairment loss                                                              -                558,398
    (Gain) loss on sale of assets and other                                       (616,429)             539,192
                                                                            ------------------------------------
          Total costs and expenses                                             179,176,086          196,159,620
                                                                            ------------------------------------

OPERATING INCOME                                                                24,825,673           30,542,486

OTHER INCOME (EXPENSE)
    Interest expense                                                           (13,295,608)         (14,783,937)
    Amortization of debt issue cost                                               (583,620)            (591,170)
    Interest income                                                                658,629              483,339
    Foreign currency exchange gain (loss)                                           16,131             (220,997)
    Loss on early retirement of debt                                            (1,645,759)                 -
    Equity in income of affiliates                                                 196,356              116,741
    Minority interests in income of subsidiaries                                  (770,205)            (876,471)
                                                                            ------------------------------------
          Total other expenses                                                 (15,424,076)         (15,872,495)
                                                                            ------------------------------------

INCOME BEFORE INCOME TAXES AND
    CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                                    9,401,597           14,669,991

Income taxes                                                                     3,948,671            4,439,269
                                                                            ------------------------------------

INCOME BEFORE CUMULATIVE EFFECT
    OF AN ACCOUNTING CHANGE                                                      5,452,926           10,230,722

Cumulative effect of a change in accounting principle, net of income tax
    benefit of $0.                                                                     -             (3,389,779)
                                                                            ------------------------------------

NET INCOME                                                                  $    5,452,926       $    6,840,943
                                                                            ====================================
EARNINGS PER SHARE:
    Basic:
       Income before accounting change                                      $        29.61       $        55.56
       Cumulative effect of an accounting change                                       -                 (18.41)
                                                                            ------------------------------------
       Net income                                                           $        29.61       $        37.15
                                                                            ====================================
    Diluted:
       Income before accounting change                                      $        29.61       $        54.56
       Cumulative effect of an accounting change                                       -                 (18.08)
                                                                            ------------------------------------
       Net income                                                           $        29.61       $        36.48
                                                                            ====================================

The accompanying notes are an integral part of the consolidated financial statements.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Three Months Ended March 31,
                                                                                  2003                 2002
                                                                            ------------------------------------
OPERATING ACTIVITIES
    Net income                                                              $    5,452,926       $    6,840,943

    Noncash items in net income:
       Depreciation                                                             15,982,276           16,957,553
       Amortization of other assets                                                154,638              209,228
       Amortization of foreign advanced rents                                      423,607              497,963
       Amortized compensation - stock options                                      274,297              277,280
       Amortization of debt issue costs                                            583,620              591,170
       Amortization of gain on sale leasebacks                                     (91,480)             (91,480)
       Amortization of debt discount and premium                                    (7,127)              (7,127)
       Amortization of deferred revenues                                        (1,168,226)          (1,168,226)
       Loss on impairment of assets                                                    -                558,398
       (Gain) loss on sale of assets and other                                    (616,429)             539,192
       Loss on early retirement of debt                                          1,645,759                  -
       Deferred lease expenses                                                     379,502              454,202
       Deferred income tax expenses                                              3,820,017           10,350,697
       Equity in income of affiliates                                             (196,356)            (116,741)
       Minority interests in income of subsidiaries                                770,205              876,471
       Cumulative effect of an accounting change                                       -              3,389,779

    Cash provided by (used for) operating working capital:
       Inventories                                                                    (517)            (111,214)
       Accounts receivable                                                       1,064,933              163,330
       Prepaid expenses and other                                                 (431,308)              21,849
       Other assets                                                             (2,227,076)           3,990,846
       Advances with affiliates                                                    312,451              853,362
       Accounts payable and accrued expenses                                   (40,518,413)         (25,437,179)
       Other long-term liabilities                                                 (27,842)             221,589
       Income tax receivable/payable                                            (1,232,133)          (6,452,183)
                                                                            -------------------------------------

         Net cash provided by (used for) operating activities                  (15,652,676)          13,409,702

INVESTING ACTIVITIES
    Additions to theatre properties and equipment                               (8,603,274)          (8,656,770)
    Sale of theatre properties and equipment                                     1,490,574            1,504,441
    Investment in affiliates                                                        (3,314)                 -
    Dividends/capital returned from affiliates                                         -                500,000
                                                                            ------------------------------------

         Net cash used for investing activities                                 (7,116,014)          (6,652,329)

FINANCING ACTIVITIES
    Issuance of senior subordinated notes                                      150,000,000                  -
    Increase in long-term debt                                                 226,004,596           17,772,828
    Decrease in long-term debt                                                (364,361,185)         (15,170,540)
    Increase in debt issue cost                                                (10,712,267)                 -
    Increase in minority investment in subsidiaries                                894,354              421,855
    Decrease in minority investment in subsidiaries                               (280,821)            (209,028)
                                                                            ------------------------------------

         Net cash provided by financing activities                               1,544,677            2,815,115

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    CASH EQUIVALENTS                                                               154,072             (334,209)
                                                                            ------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (21,069,941)           9,238,279

CASH AND CASH EQUIVALENTS:
    Beginning of period                                                         63,718,515           50,199,223
                                                                            ------------------------------------

    End of period                                                           $   42,648,574        $  59,437,502
                                                                            ====================================

The accompanying notes are an integral part of the consolidated financial statements.

                       CINEMARK USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  The Company and Basis of Presentation

        Cinemark USA, Inc. and its subsidiaries (the "Company") is one of the leaders in the motion picture exhibition industry in terms of both revenues and numbers of screens in operation, with theatres in the United States ("U.S."), Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Colombia and the United Kingdom. The Company also manages additional theatres in the U.S. and provides management services for one theatre in Taiwan at March 31, 2003.

        The condensed consolidated financial statements have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these interim financial statements reflect all adjustments (which, except for the cumulative effect of an accounting change, include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The condensed consolidated financial statements include the accounts of Cinemark USA, Inc. and its subsidiaries. Majority-owned subsidiaries that the Company controls are consolidated while those subsidiaries of which the Company owns between 20% and 50% and does not control are accounted for as affiliates under the equity method. Those subsidiaries of which the Company owns less than 20% are accounted for as affiliates under the cost method. The results of these subsidiaries and affiliates are included in the financial statements effective with their formation or from their dates of acquisition. Significant intercompany balances and transactions are eliminated in consolidation. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

        These financial statements should be read in conjunction with the audited annual financial statements and the notes thereto for the year ended December 31, 2002, included in the Annual Report filed March 19, 2003 on Form 10-K by the Company under the Securities Exchange Act of 1934. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results to be achieved for the full year.

2.  Earnings Per Share

        Earnings per share are computed using the weighted average number of shares of Class A and Class B common stock outstanding during each period. The following table sets forth the computation of basic and diluted earnings per share.

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                                ---------
                                                                                         2003              2002
                                                                                         ----              ----
   Income before cumulative effect of an accounting change                             $5,452,926       $10,230,722
                                                                                    ==============    ==============

   Basic:
   Weighted average common shares outstanding                                             184,148           184,148
                                                                                    ==============    ==============

   Income before cumulative effect of an accounting change per common share                $29.61            $55.56
                                                                                    ==============    ==============

   Diluted:
   Weighted average common shares outstanding                                             184,148           184,148
   Common equivalent shares for stock options                                                   -             3,365
                                                                                    --------------    --------------
   Weighted average common and common equivalent shares outstanding                       184,148           187,513
                                                                                    ==============    ==============

   Income before cumulative effect of an accounting change per common and common
       equivalent share                                                                    $29.61            $54.56
                                                                                    ==============    ==============

        Basic income per share is computed by dividing income by the weighted average number of shares of common stock of all classes outstanding during the period. Diluted income per share is computed by dividing income by the weighted average number of shares of common stock and potential issuable common stock outstanding using the treasury stock method.

        The dilutive effect of the options to purchase common stock is excluded from the computation of diluted income per share if their effect is antidilutive. At March 31, 2002, no options to purchase common stock have been excluded from the diluted income per share calculation as a result of antidilution.

        On May 16, 2002, Cinemark, Inc. was formed as the Delaware holding company of Cinemark USA, Inc. Under a share exchange agreement, dated May 17, 2002, and after giving effect to a reverse stock split, each outstanding share and each outstanding option to purchase shares of the Company was exchanged for shares and options to purchase shares, respectively, of common stock of Cinemark, Inc. As a result, weighted average common shares outstanding for the three month period ended March 31, 2003 do not include options to purchase shares of Cinemark, Inc.'s common stock.

3.  Comprehensive Income (Loss)

        Statement of Financial Accounting Standards (SFAS) No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components in the financial statements. The following components are reflected in the Company's comprehensive income (loss):

                                                                    Three Months Ended
                                                                         March 31,
                                                                         ---------
                                                                  2003               2002
                                                                  ----               ----
        Net income                                             $5,452,926        $ 6,840,943
        Foreign currency translation adjustment                   845,679         (9,930,514)
                                                               ----------        ------------
        Comprehensive income (loss)                            $6,298,605        $(3,089,571)
                                                               ==========        ============

4.  Foreign Currency Translation

        The accumulated other comprehensive loss account in shareholder's equity of $88,947,781 and $89,793,460 at March 31, 2003 and December 31, 2002,
respectively, primarily relates to the cumulative foreign currency adjustments from translating the financial statements of Cinemark Argentina, S.A., Cinemark Brasil S.A. and Cinemark de Mexico, S.A. de C.V. into U.S. dollars.

        In January 2002, the Argentine government ended the peso-dollar parity regime and established a dual exchange rate system, with a "commercial rate" and a "market rate". The market rate traded for the first time on January 11, 2002. On January 14, 2002, the Argentine government unified the commercial rate and the market rate into one floating rate which is presently in use. On March 31, 2003, the floating rate was 3.0 pesos to the U.S. dollar (the exchange rate was 3.4 pesos to the U.S. dollar at December 31, 2002). As a result, the effect of translating the March 31, 2003 Argentine financial statements into U.S. dollars resulted in a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase to shareholder's equity of approximately $2 million at March 31, 2003. At March 31, 2003, the total assets of Cinemark Argentina, S.A. were approximately U.S. $16 million.

        On March 31, 2003, the exchange rate for the Brazilian real was 3.4 reais to the U.S. dollar (the exchange rate was 3.5 reais to the U.S. dollar at December 31, 2002). As a result, the effect of translating the March 31, 2003 Brazilian financial statements into U.S. dollars resulted in a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase to shareholder's equity of approximately $1 million at March 31, 2003. At March 31, 2003, the total assets of Cinemark Brasil S.A. were approximately U.S. $49 million.

        On March 31, 2003, the exchange rate for the Mexican peso was 10.7 pesos to the U.S. dollar (the exchange rate was 10.4 pesos to the U.S. dollar at December 31, 2002). As a result, the effect of translating the March 31, 2003 Mexican financial statements into U.S. dollars resulted in a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction of shareholder's equity of approximately $2 million at March 31, 2003. At March 31, 2003, the total assets of Cinemark de Mexico, S.A. de C.V. were approximately U.S. $81 million.

        In 2002 and 2003, all foreign countries where the Company has operations, including Argentina, Brazil and Mexico were deemed non-highly inflationary. Thus, any fluctuation in the currency results in the Company recording a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase or reduction to shareholder's equity.

5.  Supplemental Cash Flow Information

        The following is provided as supplemental information to the condensed consolidated statements of cash flows:

                                                                Three Months Ended March 31,
                                                                  2003               2002
                                                                  ----               ----
        Cash paid for interest                                $21,162,524        $23,270,639
        Cash paid for income taxes (net of refunds)             1,396,051            764,884

6.  Financial Information About Geographic Areas

        The Company operates in a single business segment as a motion picture exhibitor. The Company is a multinational corporation with consolidated operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Colombia and the United Kingdom. Revenues in the United States and Canada, Mexico, Brazil and other foreign countries for the three month periods ended March 31, 2003 and 2002 are as follows:

                                                                   Three Months Ended
                                                                        March 31,
                                                                        ---------
        Revenues                                                 2003               2002
        --------                                                 ----               ----
        U.S. and Canada                                      $157,593,144       $169,061,159
        Mexico                                                 15,672,170         22,051,762
        Brazil                                                 15,074,834         19,328,049
        Other foreign countries                                16,152,194         16,547,126
        Eliminations                                             (490,583)          (285,990)
                                                             -------------      -------------
        Total                                                $204,001,759       $226,702,106
                                                             =============      =============

        Long-lived assets in the U.S. and Canada, Mexico, Brazil and other foreign countries as of March 31, 2003 and December 31, 2002 are as follows:

                                                               March 31,        December 31,
        Long-Lived Assets                                        2003               2002
        -----------------                                        ----               ----
        U.S. and Canada                                      $625,825,056       $633,896,654
        Mexico                                                 67,644,964         67,990,885
        Brazil                                                 38,361,039         37,892,202
        Other foreign countries                                52,463,166         51,950,762
                                                             ------------       ------------
        Total                                                $784,294,225       $791,730,503
                                                             ============       ============

7.  Goodwill and Other Intangible Assets

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 Goodwill and Other Intangible Assets, effective January 1, 2002. In accordance with SFAS No. 142, beginning on January 1, 2002, the Company's goodwill and its other intangible assets, which have been deemed to have indefinite lives, are no longer being amortized and are subject to annual impairment tests. As of January 1, 2002 the Company performed the required transitional impairment tests of goodwill and other intangible assets with indefinite useful lives, and as a result, recorded impairment charges of $3,325,611 and $64,168, respectively. These charges are reflected as a cumulative effect of a change in accounting principle in the condensed consolidated statement of operations for the three month period ended March 31, 2002.

        The Company recorded an additional impairment of goodwill in the amount of $558,398 in the three month period ended March 31, 2002 (recorded as a component of asset impairment loss in the condensed consolidated statement of operations). The additional impairment of goodwill related to a write-down of goodwill to fair value associated with the Company's Argentina operations. As of December 31, 2002, the Company performed the required annual impairment tests of goodwill and other intangible assets with indefinite useful lives and no additional impairment was present. Goodwill and other intangible assets can be affected by foreign currency adjustments from translating foreign subsidiary financial statements into U.S. dollars.

        Goodwill and other intangible assets at March 31, 2003 and December 31, 2002 are as follows:

                                                                March 31,        December 31,
                                                                  2003               2002
                                                                  ----               ----
        Amortized Other Intangible Assets:
        Capitalized licensing fees                            $ 9,000,000        $ 9,000,000
        Other intangible assets                                   511,432             72,403
        Less - accumulated amortization                        (1,264,070)        (1,139,070)
                                                               -----------       ------------
        Net other intangible assets                           $ 8,247,362        $ 7,933,333
                                                              ============       ============

        Unamortized Goodwill and Other Intangible Assets:
        Goodwill                                              $10,755,311        $10,751,844
        Other intangible assets                                    23,663             16,163
                                                              ------------       ------------
                                                              $10,778,974        $10,768,007
                                                              ============       ============


    Aggregate Amortization Expense:
    For the three month period ended March 31, 2003              $154,638
                                                                 ========
    For the three month period ended March 31, 2002              $209,228
                                                                 ========

        Aggregate amortization expense for the three month period ended March 31, 2003 consists of $125,000 of amortization of other intangible assets and $29,638 of amortization of other assets (both of which are included in deferred charges and other on the condensed consolidated balance sheet).

        Estimated Amortization Expense of Other Intangible Assets:
        For the year ended December 31, 2003                         $  526,386
        For the year ended December 31, 2004                            526,386
        For the year ended December 31, 2005                            526,386
        For the year ended December 31, 2006                            526,386
        For the year ended December 31, 2007                            526,386
        Thereafter                                                    5,615,432

8.  New Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires, among other things, that gains and losses on the early extinguishment of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishment of debt are effective for fiscal years beginning after May 15, 2002. This statement became effective for the Company on January 1, 2003. See note 12 for discussion of the debt retired during the three month period ended March 31, 2003 in conjunction with the Company's long-term debt refinancing.

        In November 2002, the Financial Accounting Standards Board issued Interpretation Number 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of this statement had no impact on the condensed consolidated financial statements.

9.   Related Party Transactions

        The Company manages one theatre with 12 screens for Laredo Theatre, Ltd ("Laredo"). Lone Star Theatres, Inc. owns 25% of the limited partnership interests in Laredo. The Company is the sole general partner and owns the remaining limited partnership interests. Lone Star Theatres, Inc. is owned 100% by Mr. David Roberts, who is Mr. Mitchell's son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of theatre revenues in each year up to $50,000,000 and 3% of theater revenues in each year in excess of $50,000,000. The Company recorded $36,410 of management fee revenues and received no dividends from Laredo in the three month period ended March 31, 2003. All such amounts are included in the Company's condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

        The Company manages one theatre with eight screens for Mitchell Theatres. Mitchell Theatres is 100% owned by members of Mr. Mitchell's family. Under the agreement, management fees are paid by Mitchell Theatres to the Company at a rate of 5% of theatre revenues. The term ends in November 2003. However, the Company has the option to renew for one or more five-year periods. The Company recorded $6,023 of management fee revenues from Mitchell Theatres in the three month period ended March 31, 2003.

        The Company leases one theatre with 7 screens from Plitt Plaza joint venture. Plitt Plaza joint venture is indirectly owned by Lee Roy Mitchell. The term of the lease expires in July 2003. The annual rent is approximately $264,000 plus certain taxes, maintenance expenses, insurance, and a percentage of gross admissions and concession receipts in excess of certain amounts. The Company recorded $73,074 of facility lease expense payable to Plitt Plaza joint venture during the three month period ended March 31, 2003.

        The Company entered into a profit participation agreement dated May 17, 2002 with its President, Alan Stock, pursuant to which Mr. Stock receives a profit interest in two recently built theatres after the Company has recovered its capital investment in these theatres plus its borrowing costs. Under this agreement, operating losses and disposition losses for any year are allocated 100% to the Company. Operating profits and disposition profits for these theatres for any fiscal year are allocated first to the Company to the extent of total operating losses and losses from any disposition of these theatres. Thereafter, net cash from operations from these theatres or from any disposition of these theatres is paid first to the Company until such payments equal the Company's investment in these theatres, plus interest, and then 51% to the Company and 49% to Mr. Stock. In the event that Mr. Stock's employment is terminated without cause, profits will be distributed according to this formula without first allowing the Company to recoup its investment plus interest thereon. No amounts have been paid to Mr. Stock to date pursuant to the profit participation agreement. Upon consummation of an initial public offering, the Company will have the option to purchase Mr. Stock's interest in the theatres for a price equal to the fair market value of the profit interest, as determined by an independent appraiser. The Company does not intend to enter into similar arrangements with its executive officers in the future.

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

11.  Stock Option Accounting

        On May 16, 2002, Cinemark, Inc. was formed as the Delaware holding company of Cinemark USA, Inc. Under a share exchange agreement, dated May 17, 2002, and after giving effect to a reverse stock split, each outstanding share and each outstanding option to purchase shares of the Company was exchanged for shares and options to purchase shares, respectively, of common stock of Cinemark, Inc. As a result, the Company no longer has any options outstanding under existing stock option plans. However, compensation expense resulting from amortization of unearned compensation related to outstanding stock options of Cinemark, Inc. is still being recorded in the Company's statement of operations.

        The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the Company's stock option plans. Had compensation costs been determined based on the fair value at the date of grant for awards under the plans, consistent with the method of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure", the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:


                                                                    Three Months Ended
                                                            March 31, 2003     March 31, 2002
                                                            --------------     --------------
        Net income as reported                                 $5,452,926         $6,840,943
        Compensation expense included in reported
            net income, net of tax                                274,297            277,280
        Compensation expense under fair value method,
            net of tax                                           (339,414)          (342,397)
                                                               -----------        -----------
        Pro-forma net income                                   $5,387,809         $6,775,826
                                                               ===========        ===========
        Earnings per share:
        Basic earnings per share                                   $29.61             $37.15
        Pro-forma basic earnings per share                         $29.26             $36.80
        Diluted earnings per share                                 $29.61             $36.48
        Pro-forma diluted earnings per share                       $29.26             $36.14

        No stock options were granted in 2002 or the three month period ended March 31, 2003. The following assumptions were used in the calculation of fair value: dividend yield of 0 percent; an expected life of 6.5 years; expected volatility of approximately 38 percent; and risk-free interest rates of approximately 5% at the time of the last option grant date in 2001.

12. Long-Term Debt Refinancing

        On February 11, 2003, the Company issued $150 million principal amount of 9% Senior Subordinated Notes to qualified institutional buyers in reliance on Rule 144A of the Securities Act. Interest is payable on February 1 and August 1 of each year, beginning on August 1, 2003. The notes mature on February 1, 2013. The net proceeds of approximately $145.9 million from the issuance of the 9% Senior Subordinated Notes were used to repay a portion of the Company's existing Credit Facility.

        The Company may redeem all or part of the notes on or after February 1, 2008. Prior to February 1, 2006, the Company may redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings. The notes are general, unsecured obligations, are subordinated to the Company's senior debt and rank pari passu with the Company's previously issued senior subordinated debt. The notes are guaranteed by certain of the Company's domestic subsidiaries. The guarantees are subordinated to the senior debt of the Company's guarantor subsidiaries and rank pari passu with the senior subordinated debt of the guarantor subsidiaries. The notes are effectively subordinated to the indebtedness and other liabilities of the non-guarantor subsidiaries.

        The Company and the guarantor subsidiaries have agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange these new notes due 2013 for publicly tradable notes having substantially identical terms. In addition, the Company may be required to file a shelf registration statement covering resales of the new notes by holders of the new notes. The new notes are expected to be designated for trading in the Private Offering, Resales and Trading Automatic Linkages (PORTAL SM) Market.

        On February 14, 2003, the Company entered into a new senior secured credit facility consisting of a $75 million revolving credit line and a $125 million term loan with Lehman Commercial Paper, Inc. for itself and as administrative agent for a syndicate of lenders. The new credit facility provides for incremental loans of up to $100 million. The new credit facility is guaranteed by the guarantors of the senior subordinated notes and is secured by mortgages on certain fee and leasehold properties and security interests on certain personal and intangible property, including without limitation, pledges of all of the capital stock of certain domestic subsidiaries and 65% of the voting stock of certain of the Company's foreign subsidiaries. The net proceeds from the new credit facility were used to repay, in full, the then existing Credit Facility and the Cinema Properties Facility. The term of the revolving credit line is five years. The term loan matures on March 31, 2008 or March 31, 2009, if the maturity of the Company's existing senior subordinated debt is extended beyond September 30, 2009.

        Borrowings under the revolving credit line bear interest, at the Company's option, at: (A) a margin of 2.00% per annum plus a "base rate" equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, or (B) a "eurodollar rate" equal to the rate at which eurodollar deposits are offered in the interbank eurodollar market for terms of one, two, three or six, or (if available to all lenders in their sole discretion) nine or twelve months, as selected by the Company, plus a margin of 3.00% per annum. After September 30, 2003 the margin applicable to base rate loans will range from 1.25% per annum to 2.00% per annum and the margin applicable to eurodollar rate loans ranges from 2.25% per annum to 3.00% per annum based upon the Company achieving certain ratios of debt to consolidated EBITDA (as defined in the new Credit Facility).

        The term loan reduces automatically each calendar quarter by $312,500 from June 30, 2003 to March 31, 2007 and then reduces by $30,000,000 each calendar quarter from June 30, 2007 to maturity at March 31, 2008. $1,250,000 is due on or before March 31, 2004 and thus is classified as current portion of long-term debt. The term loan bears interest, at the Company's option, at: (A) the base rate plus a margin of 1.75% or (B) the eurodollar rate plus a margin of 2.75%.

        The loss on early retirement of debt of $1,645,759 recorded in the condensed consolidated statement of operations for the three month period ended March 31, 2003 related to the write-off of unamortized debt issue costs associated with the Company's existing Credit Facility and the Cinema Properties Facility.

13.  Condensed Consolidated Financial Statements of Subsidiary Guarantors

        On February 11, 2003, the Company completed a private placement of $150 million 9% Senior Subordinated Notes due 2013 (the "2003 Senior Subordinated Notes") pursuant to rule 144A. The 2003 Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by the following wholly-owned subsidiaries of Cinemark USA,
Inc.:

        Cinemark, L.L.C., Sunnymeade Cinema Corp., Cinema Properties, Inc., Greeley Holdings, Inc. (formerly known as Cinemark Paradiso, Inc.), Trans Texas Cinema, Inc., Missouri City Central 6, Inc., Cinemark Mexico (USA), Inc., Cinemark Leasing Company, Cinemark Partners I, Inc., Multiplex Properties, Inc., Multiplex Services, Inc., CNMK Investments, Inc., CNMK Delaware Investments I, L.L.C., CNMK Delaware Investments II, L.L.C., CNMK Delaware Investments Properties, L.P., CNMK Texas Properties, Ltd, Laredo Theatre, Ltd. and Cinemark Investments Corporation.

        The following supplemental condensed consolidating financial statements present:

        1. Condensed consolidating balance sheets as of March 31, 2003 and December 31, 2002 and condensed consolidating statements of operations and cash flows for each of the three month periods ended March 31, 2003 and 2002.

        2. Cinemark USA, Inc. (the "Parent" and "Issuer"), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method of accounting and therefore, the Parent column reflects the equity income (loss) of its Guarantor Subsidiaries and Non-Guarantor Subsidiaries, which are also separately reflected in the stand alone Guarantor Subsidiaries and Non-Guarantor Subsidiaries column. Additionally, the Guarantor Subsidiaries column reflects the equity income (loss) of its Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Non-Guarantor Subsidiaries column.

        3. Elimination entries necessary to consolidate the Parent and all of its Subsidiaries.

SUBSIDIARY GUARANTORS
CONSOLIDATING BALANCE SHEET INFORMATION
MARCH 31, 2003
------------------------------------------------------------------------------------------------------------------------------------

                                                                Parent      Subsidiary    Subsidiary
ASSETS                                                          Company     Guarantors  Non-Guarantors  Eliminations   Consolidated

CURRENT ASSETS
  Cash and cash equivalents                                  $  8,497,480  $  1,930,859  $ 32,220,235  $         -     $ 42,648,574
  Inventories                                                   1,622,682       955,028     1,111,722            -        3,689,432
  Accounts receivable                                          42,400,821   (13,910,449)    7,119,638    (24,233,094)    11,376,916
  Income tax receivable                                          (371,244)    1,039,408     1,279,900            -        1,948,064
  Prepaid expenses and other                                    5,482,496       444,169     1,598,778     (3,000,000)     4,525,443
                                                             -----------------------------------------------------------------------

    Total current assets                                       57,632,235    (9,540,985)   43,330,273    (27,233,094)    64,188,429

THEATRE PROPERTIES AND EQUIPMENT - net                        313,161,078   293,957,959   177,175,188            -      784,294,225

OTHER ASSETS
  Goodwill                                                      7,897,512       412,327     2,644,347       (198,875)    10,755,311
  Investments in and advances to affiliates                   460,725,816   333,508,476    28,815,409   (820,121,542)     2,928,159
  Deferred charges and other - net                             21,878,773     1,283,775    73,593,395    (59,996,395)    36,759,548
                                                             -----------------------------------------------------------------------

    Total other assets                                        490,502,101   335,204,578   105,053,151   (880,316,812)    50,443,018
                                                             -----------------------------------------------------------------------

TOTAL ASSETS                                                 $861,295,414  $619,621,552  $325,558,612  $(907,549,906)  $898,925,672
                                                             =======================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                          $  1,305,629  $        -    $  4,696,375  $         -     $  6,002,004
  Accounts payable and accrued expenses                        46,314,756    32,145,184    29,656,015    (24,148,124)    83,967,831
                                                             -----------------------------------------------------------------------

    Total current liabilities                                  47,620,385    32,145,184    34,352,390    (24,148,124)    89,969,835

LONG-TERM LIABILITIES
  Long-term debt, less current portion                        693,308,840    45,237,910    88,407,819   (128,857,122)   698,097,447
  Deferred income taxes                                        16,109,042     5,519,944    (6,638,841)           -       14,990,145
  Other long-term liabilities and deferrals                    28,870,883    73,183,415     4,367,103    (72,990,000)    33,431,401
                                                             -----------------------------------------------------------------------

    Total long-term liabilities                               738,288,765   123,941,269    86,136,081   (201,847,122)   746,518,993

COMMITMENTS AND CONTINGENCIES                                         -             -             -              -              -

MINORITY INTERESTS IN SUBSIDIARIES                                    -       1,251,307    26,847,360            -       28,098,667

SHAREHOLDER'S EQUITY
  Common stock                                                 49,546,775        25,787   111,543,705   (111,572,825)    49,543,442
  Other shareholder's equity                                   25,839,489   462,258,005    66,679,076   (569,981,835)   (15,205,265)
                                                             -----------------------------------------------------------------------

    Total shareholder's equity                                 75,386,264   462,283,792   178,222,781   (681,554,660)    34,338,177
                                                             -----------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                   $861,295,414  $619,621,552  $325,558,612  $(907,549,906)  $898,925,672
                                                             =======================================================================

SUBSIDIARY GUARANTORS
CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
THREE MONTHS ENDED MARCH 31, 2003
------------------------------------------------------------------------------------------------------------------------------------

                                                                Parent      Subsidiary    Subsidiary
                                                                Company     Guarantors  Non-Guarantors  Eliminations   Consolidated

REVENUES                                                     $ 97,727,633  $ 70,797,068  $ 50,274,733  $ (14,797,675)  $204,001,759

COSTS AND EXPENSES
  Cost of operations                                           87,109,837    44,162,240    37,710,998    (14,917,288)   154,065,787
  General and administrative expenses                             862,824     5,581,358     3,026,019        119,613      9,589,814
  Depreciation and amortization                                 5,345,673     5,443,162     5,348,079            -       16,136,914
  (Gain) loss on sale of assets and other                          49,562      (666,782)          791            -         (616,429)
                                                             -----------------------------------------------------------------------
    Total costs and expenses                                   93,367,896    54,519,978    46,085,887    (14,797,675)   179,176,086
                                                             -----------------------------------------------------------------------

OPERATING INCOME                                                4,359,737    16,277,090     4,188,846            -       24,825,673

OTHER INCOME (EXPENSE)
  Interest expense                                            (12,454,151)   (1,648,630)   (1,921,381)     2,728,554    (13,295,608)
  Amortization of debt issue cost                                (430,657)     (130,329)      (22,634)           -         (583,620)
  Interest income                                               1,270,261     1,528,837       588,085     (2,728,554)       658,629
  Foreign currency exchange gain                                      -             -          16,131            -           16,131
  Loss on early retirement of debt                               (762,137)     (883,622)          -              -       (1,645,759)
  Equity in income (loss) of affiliates                        14,352,675     1,498,941       128,334    (15,783,594)       196,356
  Minority interests in income of subsidiaries                        -         (15,004)     (755,201)           -         (770,205)
                                                             -----------------------------------------------------------------------
    Total other income (expense)                                1,975,991       350,193    (1,966,666)   (15,783,594)   (15,424,076)
                                                             -----------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                               6,335,728    16,627,283     2,222,180    (15,783,594)     9,401,597

Income taxes                                                      864,600     2,562,379       521,692            -        3,948,671
                                                             -----------------------------------------------------------------------

NET INCOME (LOSS)                                            $  5,471,128  $ 14,064,904  $  1,700,488  $ (15,783,594)  $  5,452,926
                                                             =======================================================================

SUBSIDIARY GUARANTORS
CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
THREE MONTHS ENDED MARCH 31, 2003
------------------------------------------------------------------------------------------------------------------------------------

                                                                Parent      Subsidiary    Subsidiary
                                                                Company     Guarantors  Non-Guarantors  Eliminations   Consolidated

OPERATING ACTIVITIES
  Net income (loss)                                          $  5,471,128  $ 14,064,904  $  1,700,488  $ (15,783,594)  $  5,452,926

  Noncash items in net income (loss):
    Depreciation and amortization                               4,783,794     5,573,491     5,794,320            -       16,151,605
    (Gain) loss on sale of assets and other                        49,562      (666,782)          791            -         (616,429)
    Loss on early retirement of debt                            1,645,759           -             -              -        1,645,759
    Deferred lease expenses                                     7,958,915    (7,539,575)      (39,838)           -          379,502
    Deferred income tax expenses                                5,733,619    (2,505,646)      592,044            -        3,820,017
    Equity in (income) loss of affiliates                     (14,352,675)   (1,498,941)     (128,334)    15,783,594       (196,356)
    Minority interests in income of subsidiaries                      -          15,004       755,201            -          770,205
  Cash provided by (used for) operating working capital       (49,580,775)   14,775,869    (3,137,738)    (5,117,261)   (43,059,905)
                                                             -----------------------------------------------------------------------

      Net cash provided by (used for) operating activities    (38,290,673)   22,218,324     5,536,934     (5,117,261)   (15,652,676)

INVESTING ACTIVITIES
  Additions to theatre properties and equipment                (1,919,479)   (1,674,120)   (5,009,675)           -       (8,603,274)
  Sale of theatre properties and equipment                            -       1,484,619         5,955            -        1,490,574
  Net transactions with affiliates                            (40,408,341)    8,762,445     6,235,944     25,406,638         (3,314)
                                                             -----------------------------------------------------------------------

      Net cash provided by (used for) investing activities    (42,327,820)    8,572,944     1,232,224     25,406,638     (7,116,014)

FINANCING ACTIVITIES
  Issuance of senior subordinated notes                       150,000,000           -             -              -      150,000,000
  Increase in long-term debt                                  226,004,596           -             -              -      226,004,596
  Decrease in long-term debt                                 (285,664,100)  (74,335,900)   (4,361,185)           -     (364,361,185)
  Increase in debt issue cost                                 (10,712,267)          -             -              -      (10,712,267)
  Change in intercompany notes                                        -      21,640,000    (1,350,623)   (20,289,377)           -
  Increase in minority investment in subsidiaries                     -             -         894,354            -          894,354
  Decrease in minority investment in subsidiaries                     -             -        (280,821)           -         (280,821)
                                                             -----------------------------------------------------------------------

      Net cash provided by (used for) financing activities     79,628,229   (52,695,900)   (5,098,275)   (20,289,377)     1,544,677

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                                        -             -         154,072            -          154,072
                                                             -----------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (990,264)  (21,904,632)    1,824,955            -      (21,069,941)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                           9,487,744    23,835,491    30,395,280            -       63,718,515
                                                             -----------------------------------------------------------------------

  End of period                                              $  8,497,480  $  1,930,859  $ 32,220,235  $         -     $ 42,648,574
                                                             =======================================================================

SUBSIDIARY GUARANTORS
CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 2002
------------------------------------------------------------------------------------------------------------------------------------

                                                                Parent      Subsidiary    Subsidiary
ASSETS                                                          Company     Guarantors  Non-Guarantors  Eliminations   Consolidated

CURRENT ASSETS
  Cash and cash equivalents                                  $  9,487,744  $ 23,835,491  $ 30,395,280  $         -     $ 63,718,515
  Inventories                                                   1,618,111       924,709     1,146,095            -        3,688,915
  Accounts receivable                                          20,715,100     7,577,935     8,127,358    (23,978,544)    12,441,849
  Income tax receivable                                           (76,969)      745,133        47,767            -          715,931
  Prepaid expenses and other                                    4,948,540     2,459,454     1,281,141     (4,595,000)     4,094,135
                                                             -----------------------------------------------------------------------

    Total current assets                                       36,692,526    35,542,722    40,997,641    (28,573,544)    84,659,345

THEATRE PROPERTIES AND EQUIPMENT - net                        297,727,453   317,354,222   176,648,828            -      791,730,503

OTHER ASSETS
  Goodwill                                                      5,275,538     3,034,301     2,442,005            -       10,751,844
  Investments in and advances to affiliates                   419,075,595   277,255,664    28,970,718   (722,261,037)     3,040,940
  Deferred charges and other - net                              9,002,357     5,347,599    74,064,083    (61,782,743)    26,631,296
                                                             -----------------------------------------------------------------------

    Total other assets                                        433,353,490   285,637,564   105,476,806   (784,043,780)    40,424,080
                                                             -----------------------------------------------------------------------

TOTAL ASSETS                                                 $767,773,469  $638,534,508  $323,123,275  $(812,617,324)  $916,813,928
                                                             =======================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                          $     55,629  $ 23,000,000  $  7,134,820  $         -     $ 30,190,449
  Accounts payable and accrued expenses                        72,131,876    43,636,926    32,228,042    (23,759,532)   124,237,312
                                                             -----------------------------------------------------------------------

    Total current liabilities                                  72,187,505    66,636,926    39,362,862    (23,759,532)   154,427,761

LONG-TERM LIABILITIES
  Long-term debt, less current portion                        594,977,372    74,956,909    83,521,345    (91,059,238)   662,396,388
  Deferred income taxes                                        10,375,423     8,025,590    (7,230,885)           -       11,170,128
  Other long-term liabilities and deferrals                    19,858,840    84,630,823     4,434,784    (74,585,000)    34,339,447
                                                             -----------------------------------------------------------------------

    Total long-term liabilities                               625,211,635   167,613,322    80,725,244   (165,644,238)   707,905,963

COMMITMENTS AND CONTINGENCIES                                           -           -             -              -              -

MINORITY INTERESTS IN SUBSIDIARIES                                      -     1,236,303    25,478,626            -       26,714,929

SHAREHOLDER'S EQUITY
  Common stock                                                 49,546,772        25,789   111,543,706   (111,572,825)    49,543,442
  Other shareholder's equity                                   20,827,557   403,022,168    66,012,837   (511,640,729)   (21,778,167)
                                                             -----------------------------------------------------------------------

    Total shareholder's equity                                 70,374,329   403,047,957   177,556,543   (623,213,554)    27,765,275
                                                             -----------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                   $767,773,469  $638,534,508  $323,123,275  $(812,617,324)  $916,813,928
                                                             =======================================================================

SUBSIDIARY GUARANTORS
CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
THREE MONTHS ENDED MARCH 31, 2002
------------------------------------------------------------------------------------------------------------------------------------

                                                                Parent      Subsidiary    Subsidiary
                                                                Company     Guarantors  Non-Guarantors  Eliminations   Consolidated

REVENUES                                                     $105,451,575  $ 72,621,805  $ 61,753,092  $ (13,124,366)  $226,702,106

COSTS AND EXPENSES
  Cost of operations                                           83,964,824    52,101,063    44,310,711    (13,124,366)   167,252,232
  General and administrative expenses                           7,523,481           -       3,119,536            -       10,643,017
  Depreciation and amortization                                 5,396,951     1,998,193     9,771,637            -       17,166,781
  Asset impairment loss                                               -             -         558,398            -          558,398
  Loss on sale of assets and other                                217,002       107,851       214,339            -          539,192
                                                             -----------------------------------------------------------------------
    Total costs and expenses                                   97,102,258    54,207,107    57,974,621    (13,124,366)   196,159,620
                                                             -----------------------------------------------------------------------

OPERATING INCOME                                                8,349,317    18,414,698     3,778,471            -       30,542,486

OTHER INCOME (EXPENSE)
  Interest expense                                            (13,677,509)   (1,014,876)   (2,715,376)     2,623,824    (14,783,937)
  Amortization of debt issue cost                                (563,017)      (24,584)       (3,569)           -         (591,170)
  Interest income                                                 532,582     2,196,741       377,840     (2,623,824)       483,339
  Foreign currency exchange loss                                      -             -        (220,997)           -         (220,997)
  Equity in income (loss) of affiliates                        12,734,509      (715,980)      115,154    (12,016,942)       116,741
  Minority interests in income of subsidiaries                        -         (52,351)     (824,120)           -         (876,471)
                                                             -----------------------------------------------------------------------
    Total other income (expense)                                 (973,435)      388,950    (3,271,068)   (12,016,942)   (15,872,495)
                                                             -----------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                     7,375,882    18,803,648       507,403    (12,016,942)    14,669,991

Income taxes                                                      458,780     3,061,629       918,860            -        4,439,269
                                                             -----------------------------------------------------------------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF AN
  ACCOUNTING CHANGE                                             6,917,102    15,742,019      (411,457)   (12,016,942)    10,230,722

  Cumulative effect of a change in accounting principle,
   net of tax benefit of $0.                                      (91,394)   (3,298,385)          -              -       (3,389,779)
                                                             -----------------------------------------------------------------------

NET INCOME (LOSS)                                            $  6,825,708  $ 12,443,634  $   (411,457) $ (12,016,942)  $  6,840,943
                                                             =======================================================================

SUBSIDIARY GUARANTORS
CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
THREE MONTHS ENDED MARCH 31, 2002
------------------------------------------------------------------------------------------------------------------------------------

                                                                Parent      Subsidiary    Subsidiary
                                                                Company     Guarantors  Non-Guarantors  Eliminations   Consolidated

OPERATING ACTIVITIES
  Net income (loss)                                          $  6,825,708  $ 12,443,634  $   (411,457) $ (12,016,942)  $  6,840,943

  Noncash items in net income (loss):
    Depreciation and amortization                               4,970,415     5,321,162     6,974,784            -       17,266,361
    Loss on impairment of assets                                      -             -         558,398            -          558,398
    Loss on sale of assets and other                              217,002       107,851       214,339            -          539,192
    Deferred lease expenses                                       515,570       (83,447)       22,079            -          454,202
    Deferred income tax expenses                                4,944,978     5,405,719           -              -       10,350,697
    Equity in (income) loss of affiliates                     (12,734,509)      715,980      (115,154)    12,016,942       (116,741)
    Minority interests in income of subsidiaries                      -          52,351       824,120            -          876,471
    Cumulative effect of an accounting change                      91,394     3,298,385           -              -        3,389,779
  Cash provided by (used for) operating working capital       (19,197,415)   62,785,561   (72,046,737)     1,708,991    (26,749,600)
                                                             -----------------------------------------------------------------------

      Net cash provided by (used for) operating activities    (14,366,857)   90,047,196   (63,979,628)     1,708,991     13,409,702

INVESTING ACTIVITIES
  Additions to theatre properties and equipment                (1,063,465)     (557,766)   (7,035,539)           -       (8,656,770)
  Sale of theatre properties and equipment                      1,504,441           -             -              -        1,504,441
  Net transactions with affiliates                             10,637,456   (84,433,029)    7,628,980     66,666,593        500,000
                                                             -----------------------------------------------------------------------

      Net cash provided by (used for) investing activities     11,078,432   (84,990,795)      593,441     66,666,593     (6,652,329)

FINANCING ACTIVITIES
  Increase in long-term debt                                   17,505,311           -         267,517            -       17,772,828
  Decrease in long-term debt                                  (12,500,000)          -      (2,670,540)           -      (15,170,540)
  Change in intercompany notes                                        -             -      68,375,584    (68,375,584)           -
  Increase in minority investment in subsidiaries                     -             -         421,855            -          421,855
  Decrease in minority investment in subsidiaries                     -         (50,000)     (159,028)           -         (209,028)
                                                             -----------------------------------------------------------------------

      Net cash provided by (used for) financing activities      5,005,311       (50,000)   66,235,388    (68,375,584)     2,815,115

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                                        -             -        (334,209)           -         (334,209)
                                                             -----------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                           1,716,886     5,006,401     2,514,992            -        9,238,279

CASH AND CASH EQUIVALENTS:
  Beginning of period                                           8,590,808    12,560,326    29,048,089            -       50,199,223
                                                             -----------------------------------------------------------------------

  End of period                                              $ 10,307,694  $ 17,566,727  $ 31,563,081  $         -     $ 59,437,502
                                                             =======================================================================

14.   Subsequent Event

        On April 18, 2003, the Company announced it was commencing a tender offer for up to $240 million aggregate principal amount of its outstanding $200 million 9 5/8% Series B Subordinated Notes due 2008 and $75 million 9 5/8% Series D Subordinated Notes due 2008.

        On May 7, 2003, the Company issued an additional $210 million of 9% Senior Subordinated Notes due 2013 at a premium of 107.25% of the face amount to qualified institutional buyers in reliance on Rule 144A of the Securities Act. The new notes were offered as additional debt securities under an indenture pursuant to which, on February 11, 2003, the Company issued $150 million of 9% Senior Subordinated Notes due 2013 (see note 12). Interest is payable on February 1 and August 1 of each year, beginning on August 1, 2003. The notes mature on February 1, 2013. The net proceeds of this add-on issuance and additional borrowings under the Company's senior secured credit facility were utilized to fund the purchase of approximately $233.0 million of bonds tendered as of midnight on May 15, 2003 pursuant to the April 18, 2003 tender offer.

        The Company and the guarantor subsidiaries have agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange these new notes due 2013 for publicly tradable notes having substantially identical terms. In addition, the Company may be required to file a shelf registration statement covering resales of the new notes by holders of the new notes. The new notes are expected to be designated for trading in the Private Offering, Resales and Trading Automatic Linkages (PORTAL SM) Market.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is an analysis of our financial condition and results of operations. This analysis should be read in conjunction with our Condensed
Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this report.

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

Critical Accounting Policies

        We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are included in our Annual Report filed March 19, 2003 on Form 10-K. No significant changes have been made to our critical accounting policies during the period covered by this filing.

Results of Operations

        The  following  table  sets  forth,  for  the  periods  indicated,   the
percentage of revenues represented by certain items reflected in our condensed consolidated statements of operations.

                                                                             % of Revenues
                                                                          Three Months Ended
                                                                               March 31,
                                                                               ---------
                                                                           2003         2002
                                                                           ----         ----
        Revenues
          Admissions                                                       63.1%        64.6%
          Concession                                                       31.6         30.6
          Other                                                             5.3          4.8
                                                                          ------       ------
        Total revenues                                                    100.0        100.0

        Cost of operations                                                 75.5         73.8
        General and administrative expenses                                 4.7          4.7
        Depreciation and amortization                                       7.9          7.6
        Asset impairment loss                                                -           0.2
        (Gain) loss on sale of assets and other                            (0.3)         0.2
                                                                          ------       ------
        Total operating expenses                                           87.8         86.5
                                                                          ------       ------

        Operating income                                                   12.2         13.5

        Interest expense                                                   (6.8)        (6.8)

        Income taxes                                                        1.9          2.0

        Income before cumulative effect of an accounting change             2.7          4.5

        Net income                                                          2.7          3.0

First quarter ended March 31, 2003 and 2002

Revenues

        Revenues for the first quarter ended March 31, 2003 decreased to $204.0 million from $226.7 million for the first quarter ended March 31, 2002, a 10.0% decrease. The decrease in revenues is primarily attributable to a 7.2% decrease in attendance resulting from the weaker film product. Revenues per average screen decreased 10.7% to $67,422 in the first quarter of 2003 from $75,492 in the first quarter of 2002.

Cost of Operations

        Cost of operations, as a percentage of revenues, increased to 75.5% in the first quarter of 2003 from 73.8% in the first quarter of 2002. The increase as a percentage of revenues was primarily due to the 10.0% decrease in revenues and the fact that some of our theatre operating costs are fixed in nature. The increase as a percentage of revenues resulted from an increase in salaries and wages as a percentage of revenues to 11.1% in the first quarter of 2003 from 9.9% in the first quarter of 2002, an increase in facility lease expense as a percentage of revenues to 14.1% in the first quarter of 2003 from 12.9% in the first quarter of 2002 and an increase in utilities and other costs as a percentage of revenues to 12.5% in the first quarter of 2003 from 11.8% in the first quarter of 2002. These increases were partially offset by a decrease in concession supplies as a percentage of concession revenues to 15.4% in the first quarter of 2003 from 17.3% in the first quarter of 2002 and a decrease in film rentals and advertising as a percentage of admissions revenues to 52.3% in the first quarter of 2003 from 52.5% in the first quarter of 2002. The decrease in concession supplies as a percentage of concession revenues is primarily related to the successful implementation of a domestic concession price increase in the fourth quarter of 2002. The decrease in film rentals and advertising as a percentage of admissions revenues is primarily related to the weaker film product in the first quarter of 2003 in comparison with the first quarter of 2002.

General and Administrative Expenses

        General and administrative expenses, as a percentage of revenues, remained consistent at 4.7% for the first quarter of 2003 and the first quarter of 2002. General and administrative expenses decreased to $9.6 million in the first quarter of 2003 from $10.6 million in the first quarter of 2002. The decrease is primarily attributed to a decrease in accrued bonus expense.

Depreciation and Amortization

        Depreciation and amortization, as a percentage of revenues, increased to 7.9% for the first quarter of 2003 from 7.6% for the first quarter of 2002. Depreciation and amortization decreased to $16.1 million in the first quarter of 2003 from $17.2 million in the first quarter of 2002. The decrease in the absolute level of depreciation and amortization is primarily related to the reduction in the depreciable basis of properties and equipment resulting from the devaluation in foreign currencies and a decline in new construction.

Asset Impairment Loss

        The Company recorded asset impairment charges of $0.6 million in the first quarter of 2002, pursuant to Statement of Financial Accounting Standards No. 142 related to assets held for use. The asset impairment charges recorded in the first quarter of 2002 related to the write-down to fair value of goodwill associated with the Company's Argentina operations.

Interest Expense

        Interest costs incurred, including amortization of debt issue cost, decreased 9.7% in the first quarter of 2003 to $13.9 million from $15.4 million in the first quarter of 2002. The decrease was due principally to a decrease in the average debt outstanding under the Company's long-term debt agreements.

Income Taxes

        Income tax expense of $3.9 million was recorded in the first quarter of 2003 in comparison with income tax expense of $4.4 million in the first quarter of 2002. The Company's effective tax rate for the first quarter of 2003 was 42.0% as compared to 30.3% for the first quarter of 2002. The change in the effective tax rate is primarily due to an increase in foreign permanent differences and the impact on the 2002 rate resulting from the cumulative effect of an accounting change.

Income Before Cumulative Effect of an Accounting Change

        The Company realized income before cumulative effect of an accounting change of $5.5 million for the first quarter of 2003 in comparison with income before cumulative effect of an accounting change of $10.2 million for the first quarter of 2002. The decrease is primarily related to the 10.0% decrease in revenues.

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

        We are continuing to expand our U.S. theatre circuit which consists of 2,206 screens at March 31, 2003. As of March 31, 2003, we have signed commitments for eight new theatres with 100 screens and a five screen expansion to an existing theatre scheduled to open in the U.S. in 2003 and thereafter. We estimate the remaining capital expenditures for the development of these 105 screens in the U.S. will be approximately $35 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities. We plan to fund capital expenditures for our continued development from cash flow from operations, borrowings under our credit facility, subordinated note borrowings, proceeds from sale leaseback transactions and/or sales of excess real estate.
Additionally, we may from time to time, subject to compliance with our debt instruments, purchase on the open market our debt securities depending upon the availability and prices of such securities.

        We are also continuing to expand our international theatre circuit. We added two screens to an existing theatre in the three month period ended March 31, 2003 bringing our total international screen count to 818 screens. As of March 31, 2003, we have five new theatres with 32 screens scheduled to open in international markets in 2003 and thereafter. We estimate the remaining capital expenditures for the development of these 32 screens in international markets will be approximately $15 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities. We anticipate that investments in excess of available cash will be funded by us or by debt or equity financing to be provided by third parties directly to our subsidiaries.

Financing Activities

        As of March 31, 2003, our long-term debt obligations, capital lease obligations and future minimum lease obligations under non-cancelable operating leases for each period indicated are summarized as follows:


                                              Payments Due by Period
                                                   (In millions)

                                                           Less Than                                  After 5
          Contractual Obligations               Total        1 Year      1-3 Years     4-5 Years       Years
-----------------------------------------     --------     ---------     ---------     ---------     --------
Long-term debt...........................     $  704.1     $     6.0     $    12.8      $  155.1      $ 530.2
Capital lease obligations................          0.2           0.2           --            --           --
Operating lease obligations..............      1,461.2         100.7         207.1         206.7        946.7

        As of March 31, 2003, we were in full compliance with all agreements governing our outstanding debt.

New Senior Subordinated Notes Issuance

        On February 11, 2003, we issued $150 million of 9% Senior Subordinated Notes due 2013. Interest is payable on February 1 and August 1 of each year, beginning on August 1, 2003. The notes will mature on February 1, 2013. The net proceeds of approximately $145.9 million from the issuance of the 9% Senior Subordinated Notes were used to repay a portion of our then existing credit facility.

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

        The Company and the guarantor subsidiaries have agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange these new notes due 2013 for publicly tradable notes having substantially identical terms. In addition, the Company may be required to file a shelf registration statement covering resales of the new notes by holders of the new notes. The new notes are expected to be designated for trading in the Private Offering, Resales and Trading Automatic Linkages (PORTAL SM) Market.

Senior Subordinated Notes

        As of March 31, 2003, we have outstanding four issues of senior subordinated notes: (1) $200 million in 9 5/8% Series B Senior Subordinated Notes due 2008; (2) $75 million in 9 5/8% Series D Senior Subordinated Notes due 2008; (3) $105 million in 8 1/2% Series B Senior Subordinated Notes due 2008; and (4) $150 million in 9% Senior Subordinated Notes due 2013. Interest in each issue is payable semi-annually on February 1 and August 1 of each year.

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

        All the senior subordinated notes are guaranteed by certain of our domestic subsidiaries.

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

        We used the borrowings under the new credit facility, together with the proceeds from the issuance of our 9% Senior Subordinated Notes, to repay in full the existing credit facility and the existing Cinema Properties Facility.

        Borrowings under the revolving credit line bear interest, at our option, at: (A) a margin of 2.00% per annum plus a "base rate" equal to the higher of
(i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, or (B) a "eurodollar rate" equal to the rate at which eurodollar deposits are offered in the interbank eurodollar market for terms of one, two, three or six, or (if available to all lenders in their sole discretion) nine or twelve months, as selected by us, plus a margin of 3.00% per annum. The margin applicable to base rate loans ranges from 1.25% per annum to 2.00% per annum and the margin applicable to eurodollar rate loans ranges from 2.25% per annum to 3.00% per annum based upon our achieving certain ratios of debt to consolidated EBITDA (as defined in the new credit facility).

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

        As of March 31, 2003, we had $125 million outstanding under the term loan and the effective interest rate on such borrowing was 4.0% per annum. As of March 31, 2003, we had $30 million outstanding under the revolving credit line and the effective interest rate on such borrowings was 4.3% per annum.

Cinemark USA Revolving Credit Facility

        In February 1998, we entered into a reducing revolving credit facility with a group of banks for which Bank of America, N.A. acts as administrative agent. The credit facility provided for an initial commitment of $350 million which was automatically reduced each quarter by 2.5%, 3.75%, 5.0%, 6.25% and 6.25% of the aggregate $350 million in 2001, 2002, 2003, 2004 and 2005, respectively, until maturity in 2006. As of December 31, 2002, the aggregate commitment available to us was $262.5 million. Borrowings under the credit facility are secured by a pledge of all of the stock of Cinemark USA, Inc. and 65% of the stock of our Mexican subsidiaries and by guarantees from material subsidiaries. The credit facility required us to maintain certain financial ratios; restricts the payment of dividends, payment of subordinated debt prior to maturity and issuance of preferred stock and other indebtedness; and contains other restrictive covenants typical for agreements of this type. Funds borrowed pursuant to the credit facility bear interest at a rate per annum equal to the Offshore Rate or the Base Rate, as the case may be, plus the Applicable Margin (as defined in the credit facility). We prepaid a portion of the indebtedness outstanding under the credit facility on February 11, 2003 with the net proceeds of our new senior subordinated notes issuance. The credit facility was repaid in full on February 14, 2003 from the net proceeds of our new senior secured credit facility entered into with Lehman Commercial Paper, Inc. for itself and as administrative agent for a syndicate of lenders.

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

Cinemark Brasil Notes Payable

        Cinemark Brasil S.A. currently has four main types of funding sources executed with local and international banks. These include:

        (1) BNDES (Banco Nacional de Desenvolvimento Economico e Social (the Brazilian National Development Bank)) credit line in the U.S. dollar equivalent in Brazilian reais of US$3.3 million executed in October 1999 with a term of 5 years (with a nine month grace period) and accruing interest at a BNDES basket rate, which is a multiple currency rate based on the rate at which the bank borrows, plus a spread amounting to 14.5%;

        (2) BNDES credit line in the U.S. dollar equivalent in Brazilian reais of US$1.6 million executed in November 2001 with a term of 5 years (with a one year grace period) and accruing interest at a BNDES basket rate plus a spread amounting to 13.8%;

        (3) Import financing executed with Banco ABC Brasil in 2002 in the amount of US$440,000 with a term of 360 days and accruing interest at a rate of 7.5% per annum; and

        (4) Project developer financing executed with two engineering companies in September 2000 in the amount of US$1.8 million with a term of 5 years (with a nine month grace period) and accruing interest at a rate of TJLP+5% (Taxa de Juros de Longo Prazo (a long term interest rate published by the Brazilian government)).

        These sources are secured by a variety of instruments, including comfort letters from Cinemark International, promissory notes for up to 130% of the value, a revenue reserve account and equipment collateral. As of March 31, 2003, an aggregate of $5.3 million was outstanding and the average effective interest rate on such borrowings was 13.7% per annum.

Cinemark Chile Notes Payable

        On March 26, 2002, Cinemark Chile S.A. entered into a Debt Acknowledgment, Rescheduling and Joint Guarantee and Co-Debt Agreement with Scotiabank Sud Americano and three local banks. Under this agreement, Cinemark Chile S.A. borrowed the U.S. dollar equivalent of approximately $10.6 million in Chilean pesos (adjusted for inflation pursuant to the Unidades de Fomento). Cinemark Chile S.A. is required to make 24 equal quarterly installments of principal plus accrued and unpaid interest, commencing March 27, 2002. The indebtedness is secured by a first priority commercial pledge of the shares of Cinemark Chile S.A., a chattel mortgage over Cinemark Chile's personal property and by guarantees issued by Cinemark International, L.L.C. and Chile Films S.A., whose owners are shareholders of Cinemark Chile S.A. The agreement requires Cinemark Chile S.A. to maintain certain financial ratios and contains other restrictive covenants typical for agreements of this type such as a limitation on dividends. Funds borrowed under this agreement bear interest at the 90 day TAB Banking rate (360 day TAB Banking rate with respect to one of the four banks) as published by the Association of Banks and Financial Institutions Act plus 2%. As of March 31, 2003, $7.8 million was outstanding under this agreement and the effective interest rate on such borrowing was 6.0% per annum.

Recent Developments

Tender Offer to Repurchase Senior Subordinated Notes

        On April 18, 2003, Cinemark USA, Inc. announced that it has commenced a tender offer to purchase for cash up to $240 million aggregate principal amount of its outstanding $200 million 9 5/8% Series B Senior Subordinated Notes due 2008 and $75 million 9 5/8% Series D Subordinated Notes due 2008.

Add-on Senior Subordinated Notes Issuance

        On May 7, 2003, we issued an additional $210 million of 9% Senior Subordinated Notes due 2013 at a premium of 107.25% of the face amount to qualified institutional buyers in reliance on Rule 144A of the Securities Act. The new notes were offered as additional debt securities under an indenture pursuant to which, on February 11, 2003, the Company issued $150 million of 9% Senior Subordinated Notes 2013. Interest is payable on February 1 and August 1 of each year, beginning on August 1, 2003. The notes mature on February 1, 2013. The net proceeds of this add-on issuance and additional borrowings under our senior secured credit facility were utilized to fund the purchase of approximately $233.0 million of bonds tendered as of midnight on May 15, 2003 pursuant to the April 18, 2003 tender offer.

Credit Ratings

        In August 2000, Standard & Poor's lowered the rating on our three series of senior subordinated notes due 2008 from B to B-, and in December 2000, Moody's Investor Services lowered the rating on these notes from B2 to Caa2. In August 2002, Standard & Poor's assigned a stable rating to us. In conjunction with this rating, our corporate rating was assigned a B+ rating and our three series of senior subordinated notes due 2008 were assigned a B- rating. On January 31, 2003, Standard & Poor's revised its outlook on us from stable to positive and assigned a BB- rating to our new senior secured credit facility and a B- rating to the senior subordinated notes due 2013. On the same day, Moody's Investor Services upgraded its rating on our three existing series of senior subordinated notes due 2008 from Caa2 to B3 and assigned a Ba3 rating to our new senior secured credit facility and a B3 rating to the senior subordinated notes due 2013. On April 25, 2003, Standard & Poor's assigned a B- rating to the new 9% notes.

New Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires, among other things, that gains and losses on the early extinguishment of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishment of debt are effective for fiscal years beginning after May 15, 2002. This statement became effective for us on January 1, 2003. See note 12 for discussion of the debt retired during the three month period ended March 31, 2003 in conjunction with Company's long-term debt refinancing.

        In November 2002, the Financial Accounting Standards Board issued Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of this statement had no impact on the condensed consolidated financial statements.

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

Other Issues

        This quarterly report on Form 10-Q includes "forward-looking statements" based on our current expectations, assumptions, estimates and projections about our and our subsidiaries' business and industry. We intend that this quarterly report be governed by the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 (the "PSLR Act") with respect to statements that may be deemed to be forward-looking statements under the PSLR Act. They include statements relating to:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.

Interest Rate Risk

        An increase or decrease in interest rates would affect interest costs relating to our variable rate debt facilities. We and our subsidiaries are currently parties to such variable rate debt facilities. At March 31, 2003, there was an aggregate of $173.7 million of variable rate debt outstanding under these facilities. These facilities represent approximately 25% of our outstanding long-term debt. Based on the interest rate levels in effect on the variable rate debt outstanding at March 31, 2003, a 10% increase in these rates would not increase our annual interest expense by a material amount. Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

        The table below provides information about the Company's fixed rate and variable rate long-term debt agreements:

                                                               Expected Maturity Date
                                                                As of March 31, 2003
                                                                --------------------

                          March 31,    March 31,    March 31,    March 31,    March 31,                              Fair
(in millions)                2004         2005         2006         2007         2008       Thereafter     Total     Value
-------------                ----         ----         ----         ----         ----       ----------     -----     -----
Long-term debt:
Fixed rate                     $0.1          $ -          $ -         $0.1          $ -         $530.2    $530.4    $545.1
Average interest rate                                                                                       9.2%

Variable rate                  $5.9         $5.7         $7.1         $3.6       $151.4            $ -    $173.7    $175.2
Average interest rate                                                                                       4.4%

Total debt                     $6.0         $5.7         $7.1         $3.7       $151.4         $530.2    $704.1    $720.3



                                                               Expected Maturity Date
                                                               As of December 31, 2002
                                                               -----------------------

                           Dec. 31,     Dec. 31,     Dec. 31,     Dec. 31,     Dec. 31,                              Fair
(in millions)                2003         2004         2005         2006         2007       Thereafter     Total     Value
-------------                ----         ----         ----         ----         ----       ----------     -----     -----
Long-term debt:
Fixed rate                     $0.1          $ -         $0.1          $ -          $ -         $380.2    $380.4    $393.8
Average interest rate                                                                                       9.3%

Variable rate                 $30.1       $165.6        $94.6        $19.9         $2.0            $ -    $312.2    $324.1
Average interest rate                                                                                       4.4%

Total debt                    $30.2       $165.6        $94.7        $19.9         $2.0         $380.2    $692.6    $717.9

        In December 2000, Cinema Properties, Inc., a wholly-owned subsidiary of the Company, entered into the Cinema Properties Facility. Pursuant to the terms of the Cinema Properties Facility, funds borrowed bear interest at a rate per annum equal to LIBOR (as defined in the Cinema Properties Facility) plus 5.75%. As part of the Cinema Properties Facility, in order to hedge against future changes in interest rates, Cinema Properties, Inc. purchased from Lehman Brothers Derivative Products Inc. an Interest Rate Cap Agreement with a notional amount equal to $77 million with a five year term and a strike rate equal to the excess of three month LIBOR over the strike price of 6.58%. Three month LIBOR as of the date of closing was 6.58%. At March 31, 2003 and December 31, 2002, the interest rate cap agreement is recorded at its fair value of $0.1 million. We do not have any additional derivative financial instruments in place as of March 31, 2003 that would have a material effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

        We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally accepted accounting principles in the U.S. require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, generally accepted accounting principles in the U.S. require that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations result in us reporting exchange gains (losses) or foreign currency translation adjustments relating to our international subsidiaries depending on the inflationary environment of the country in which we operate. Based upon our equity ownership in our international subsidiaries as of March 31, 2003, holding everything else constant, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the net fair value of our investments in our international subsidiaries by approximately $5 million.

Item 4.  Controls and Procedures

        We have established a system of controls and other procedures designed to ensure that information required to be disclosed in its periodic reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer and Chief Financial Officer within the last 90 days. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in alerting them in a timely basis to material information relating to the Company and its consolidated subsidiaries required to be included in our reports filed or submitted under the Exchange Act.

        There have been no significant changes in our system of internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation by the Chief Executive Officer and Chief Financial Officer.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 2. Changes in Securities and Use of Proceeds

        Not Applicable

Item 3. Defaults Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        There have not been any matters submitted to a vote of security holders during the first three months of 2003 through the solicitation of proxies or otherwise.

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

Item 6. Exhibits and Reports on Form 8-K

        a) Certifications under Exchange Act Rules 13a-14 or 15d-14

              Certification of the Chief Executive Officer of Cinemark USA, Inc. Certification of the Chief Financial Officer of Cinemark USA, Inc.

        b) Supplemental  schedules  specified by the Senior  Subordinated  Notes
Indenture:

              Condensed Consolidating Balance Sheets
              (unaudited) as of March 31, 2003

              Condensed Consolidating Statements of
              Operations (unaudited) for the three months ended March 31, 2003

              Condensed Consolidating Statements of
              Cash Flows (unaudited) for the three months ended March 31, 2003

        c) Exhibits

              *99.1 Certification of the Chief Executive Officer of Cinemark USA, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              *99.2 Certification of the Chief Financial Officer of Cinemark USA, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        d) Reports on Form 8-K

              Reports on Form 8-K were filed by the Company on January 30, 2003,
                     April 18, 2003 and April 24, 2003.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CINEMARK USA, INC.
                                                     Registrant

DATE:   May 20, 2003


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

        Date: May 20, 2003


                                                     CINEMARK USA, INC.


                                                     By: /s/Lee Roy Mitchell
                                                         Lee Roy Mitchell
                                                         Chief Executive Officer

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

        Date: May 20, 2003


                                                     CINEMARK USA, INC.


                                                     By: /s/Robert Copple
                                                         Robert Copple
                                                         Chief Financial Officer

                       CINEMARK USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                              AS OF MARCH 31, 2003
                                   (Unaudited)

                                                                     Restricted      Unrestricted
                                                                        Group            Group        Eliminations         TOTAL
                                                                   --------------   --------------   --------------   --------------
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                      $  19,969,909    $  22,678,665    $         -      $  42,648,574
    Inventories                                                        3,187,789          501,643              -          3,689,432
    Accounts receivable                                              (19,851,809)      31,447,827         (219,102)      11,376,916
    Income tax receivable                                               (532,379)       2,480,443              -          1,948,064
    Prepaid expenses and other                                         3,928,430          597,013              -          4,525,443
                                                                   -----------------------------------------------------------------
       Total current assets                                            6,701,940       57,705,591         (219,102)      64,188,429

THEATRE PROPERTIES AND EQUIPMENT - net                               718,626,129       65,668,096              -        784,294,225

OTHER ASSETS
    Goodwill                                                           8,110,964        2,644,347              -         10,755,311
    Investments in and advances to affiliates                        167,444,443        1,130,561     (165,646,845)       2,928,159
    Deferred charges and other - net                                  32,776,164        3,983,384              -         36,759,548
                                                                   -----------------------------------------------------------------
       Total other assets                                            208,331,571        7,758,292     (165,646,845)      50,443,018
                                                                   -----------------------------------------------------------------

TOTAL ASSETS                                                       $ 933,659,640    $ 131,131,979    $(165,865,947)   $ 898,925,672
                                                                   =================================================================

                      LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
    Current portion of long-term debt                              $   1,490,872    $   4,511,132    $         -      $   6,002,004
    Current income taxes payable                                        (482,653)         482,653              -                -
    Accounts payable and accrued expenses                             72,059,490       12,116,143         (207,802)      83,967,831
                                                                   -----------------------------------------------------------------
       Total current liabilities                                      73,067,709       17,109,928         (207,802)      89,969,835

LONG TERM LIABILITIES
    Senior credit agreements                                         157,154,372       10,791,035              -        167,945,407
    Senior subordinated notes                                        530,152,040              -                -        530,152,040
    Deferred lease expenses                                           24,809,545          407,414              -         25,216,959
    Deferred gain on sale leasebacks                                   4,281,140              -                -          4,281,140
    Deferred income taxes                                             14,500,396          489,749              -         14,990,145
    Deferred revenues and other long-term liabilities                  1,860,968        2,072,334              -          3,933,302
                                                                   -----------------------------------------------------------------
       Total long term liabilities                                   732,758,461       13,760,532              -        746,518,993

MINORITY INTERESTS IN SUBSIDIARIES                                     8,327,897       19,770,770              -         28,098,667

SHAREHOLDER'S EQUITY
    Class A common stock, $.01 par value: 10,000,000 shares
       authorized, 1,500 shares issued and outstanding                        15              -                -                 15
    Class B common stock, no par value: 1,000,000 shares
       authorized, 239,893 shares issued and outstanding              49,543,427       14,958,000      (14,958,000)      49,543,427
    Additional paid-in-capital                                        12,249,157      150,700,145     (150,700,145)      12,249,157
    Retained earnings                                                131,936,700      (46,210,451)             -         85,726,249
    Treasury stock, 57,245 Class B shares at cost                    (24,232,890)             -                -        (24,232,890)
    Accumulated other comprehensive loss                             (49,990,836)     (38,956,945)             -        (88,947,781)
                                                                   -----------------------------------------------------------------
       Total shareholder's equity                                    119,505,573       80,490,749     (165,658,145)      34,338,177
                                                                   -----------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                         $ 933,659,640    $ 131,131,979    $(165,865,947)   $ 898,925,672
                                                                   =================================================================

Note:  "Restricted Group" and "Unrestricted Group" are defined in the Indentures for the Senior Subordinated Notes.


                       CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)

                                                                     Restricted      Unrestricted
                                                                        Group            Group        Eliminations         TOTAL
                                                                   --------------   --------------   --------------   --------------
REVENUES                                                           $ 173,087,943    $  32,406,891    $  (1,493,075)   $ 204,001,759


COSTS AND EXPENSES
    Cost of operations                                               130,455,032       25,103,830       (1,493,075)     154,065,787
    General and administrative expenses                                7,700,775        1,889,039              -          9,589,814
    Depreciation and amortization                                     13,311,517        2,825,397              -         16,136,914
    (Gain) loss on sale of assets and other                             (617,056)             627              -           (616,429)
                                                                   -----------------------------------------------------------------
            Total costs and expenses                                 150,850,268       29,818,893       (1,493,075)     179,176,086
                                                                   -----------------------------------------------------------------

OPERATING INCOME                                                      22,237,675        2,587,998              -         24,825,673

OTHER INCOME (EXPENSE)
    Interest expense                                                 (12,232,782)      (1,062,826)             -        (13,295,608)
    Amortization of debt issue cost                                     (375,217)        (208,403)             -           (583,620)
    Interest income                                                      249,354          409,275              -            658,629
    Foreign currency exchange gain (loss)                               (213,886)         230,017              -             16,131
    Loss on early retirement of debt                                    (320,393)      (1,325,366)             -         (1,645,759)
    Equity in income of affiliates                                        68,022          128,334              -            196,356
    Minority interests in income of subsidiaries                        (228,467)        (541,738)             -           (770,205)
                                                                   -----------------------------------------------------------------
            Total other expenses                                     (13,053,369)      (2,370,707)             -        (15,424,076)
                                                                   -----------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                             9,184,306          217,291              -          9,401,597

Income taxes                                                           3,650,657          298,014              -          3,948,671
                                                                   -----------------------------------------------------------------

NET INCOME (LOSS)                                                  $   5,533,649    $     (80,723)   $         -       $  5,452,926
                                                                   =================================================================

Note:  "Restricted Group" and "Unrestricted Group" are defined in the Indentures for the Senior Subordinated Notes.


                       CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)

                                                                     Restricted      Unrestricted
                                                                        Group            Group        Eliminations         TOTAL
                                                                   --------------   --------------   --------------   --------------
OPERATING ACTIVITIES
    Net income (loss)                                              $   5,533,649    $     (80,723)   $         -      $   5,452,926

    Noncash items in net income (loss):
       Depreciation                                                   13,178,252        2,804,024              -         15,982,276
       Amortization of other assets                                      133,265           21,373              -            154,638
       Amortization of foreign advanced rents                            258,325          165,282              -            423,607
       Amortized compensation - stock options                            274,297              -                -            274,297
       Amortization of debt issue costs                                  375,217          208,403              -            583,620
       Amortization of gain on sale leasebacks                           (91,480)             -                -            (91,480)
       Amortization of debt discount and premium                          (7,127)             -                -             (7,127)
       Amortization of deferred revenues                              (1,168,226)             -                -         (1,168,226)
       (Gain) loss on sale of assets and other                          (617,056)             627              -           (616,429)
       Loss on early retirement of debt                                  320,393        1,325,366              -          1,645,759
       Deferred lease expenses                                           387,211           (7,709)             -            379,502
       Deferred income tax expenses                                    4,007,092         (187,075)             -          3,820,017
       Equity in income of affiliates                                    (68,022)        (128,334)             -           (196,356)
       Minority interests in income of subsidiaries                      228,467          541,738              -            770,205
    Cash used for operating working capital                          (12,864,137)     (30,195,768)             -        (43,059,905)
                                                                   -----------------------------------------------------------------

          Net cash provided by (used for) operating activities         9,880,120      (25,532,796)             -        (15,652,676)

INVESTING ACTIVITIES
    Additions to theatre properties and equipment                     (7,779,385)        (823,889)             -         (8,603,274)
    Sale of theatre properties and equipment                           1,488,175            2,399              -          1,490,574
    Transfer of theatre properties and equipment                     (93,106,945)      93,106,945              -                -
    Investment in affiliates                                              (3,314)             -                -             (3,314)
                                                                   -----------------------------------------------------------------

          Net cash provided by (used for) investing activities       (99,401,469)      92,285,455              -         (7,116,014)

FINANCING ACTIVITIES
    Issuance of senior subordinated notes                            150,000,000              -                -        150,000,000
    Increase in long term debt                                       226,004,596              -                -        226,004,596
    Decrease in long term debt                                      (284,075,520)     (80,285,665)             -       (364,361,185)
    Increase in debt issue cost                                      (10,712,267)             -                -        (10,712,267)
    Increase in minority investment in subsidiaries                       10,603          883,751              -            894,354
    Decrease in minority investment in subsidiaries                     (117,296)        (163,525)             -           (280,821)
                                                                   -----------------------------------------------------------------

          Net cash provided by (used for) financing activities        81,110,116      (79,565,439)             -          1,544,677

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    CASH EQUIVALENTS                                                    (104,367)         258,439              -            154,072
                                                                   -----------------------------------------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                 (8,515,600)     (12,554,341)             -        (21,069,941)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                               28,485,509       35,233,006              -         63,718,515
                                                                   -----------------------------------------------------------------

    End of period                                                  $  19,969,909    $  22,678,665    $         -      $  42,648,574
                                                                   =================================================================

Note:  "Restricted Group" and "Unrestricted Group" are defined in the Indentures for the Senior Subordinated Notes.


Exhibit 99.1


                                Certification of
                             Chief Executive Officer
                                       of
                               Cinemark USA, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended March 31, 2003 of Cinemark USA, Inc. (the "Issuer").

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

Dated: May 20, 2003.


                                                             /s/Lee Roy Mitchell
                                                       Name: Lee Roy Mitchell


Subscribed and sworn to before me
this 20th day of May 2003.


      /s/Carol Waldman
Name: Carol Waldman
Title: Notary Public


My commission expires: 06/07/04

Exhibit 99.2


                                Certification of
                             Chief Financial Officer
                                       of
                               Cinemark USA, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended March 31, 2003 of Cinemark USA, Inc. (the "Issuer").

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

Dated:  May 20, 2003.


                                                             /s/Robert Copple
                                                       Name: Robert Copple


Subscribed and sworn to before me
this 20th day of May 2003.


      /s/Carol Waldman
Name: Carol Waldman
Title: Notary Public


My commission expires: 06/07/04