Form 10-Q
period 2003-06-30
CINEMARK USA INC /TX
filed 2003-08-12
CIK 885975

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003


                        Commission File Number: 033-47040



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

                                  Yes ____ No X




As of August 11, 2003, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.

                       CINEMARK USA, INC. AND SUBSIDIARIES

                                      Index                                 Page
                                                                            ----

PART I       FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets as of June 30, 2003
                  (unaudited) and December 31, 2002                            3

             Condensed Consolidated Statements of Operations (unaudited)
                  for the three and six month periods ended June 30, 2003
                  and 2002                                                     4

             Condensed Consolidated Statements of Cash Flows (unaudited)
                  for the six month periods ended June 30, 2003 and 2002       5

             Notes to Condensed Consolidated Financial Statements (unaudited)  6

     Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               21

     Item 3. Quantitative and Qualitative Disclosures About Market Risk       30

     Item 4. Controls and Procedures                                          31

PART II      OTHER INFORMATION

     Item 1. Legal Proceedings                                                32

     Item 2. Changes in Securities and Use of Proceeds                        32

     Item 3. Defaults Upon Senior Securities                                  32

     Item 4. Submission of Matters to a Vote of Security Holders              32

     Item 5. Other Information                                                32

     Item 6. Exhibits and Reports on Form 8-K                                 36


SIGNATURES                                                                    38


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                       CINEMARK USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      June 30,       December 31,
                                                                        2003             2002
                                                                    (Unaudited)
                                                                   -------------------------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $  50,646,698    $  63,718,515
  Inventories                                                          4,398,202        3,688,915
  Accounts receivable                                                 15,302,136       12,441,849
  Income tax receivable                                                      -            715,931
  Prepaid expenses and other                                           5,790,363        4,094,135
                                                                   -------------------------------
    Total current assets                                              76,137,399       84,659,345

THEATRE PROPERTIES AND EQUIPMENT                                   1,210,413,633    1,177,508,981
  Less accumulated depreciation and amortization                    (425,805,783)    (385,778,478)
                                                                   -------------------------------
    Theatre properties and equipment - net                           784,607,850      791,730,503

OTHER ASSETS
  Goodwill                                                            10,885,354       10,751,844
  Investments in and advances to affiliates                            2,662,812        3,040,940
  Deferred charges and other - net                                    38,574,528       26,631,296
                                                                   -------------------------------
    Total other assets                                                52,122,694       40,424,080
                                                                   -------------------------------

TOTAL ASSETS                                                       $ 912,867,943    $ 916,813,928
                                                                   ===============================

                      LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                                $   5,975,666    $  30,190,449
  Current income taxes payable                                         7,102,705              -
  Accounts payable and accrued expenses                              115,002,413      124,237,312
                                                                   -------------------------------
    Total current liabilities                                        128,080,784      154,427,761

LONG-TERM LIABILITIES
  Senior credit agreements                                           136,204,835      282,237,221
  Senior subordinated notes                                          521,602,807      380,159,167
  Deferred lease expenses                                             25,596,461       24,837,457
  Deferred gain on sale leasebacks                                     4,189,660        4,372,620
  Deferred income taxes                                               11,718,179       11,170,128
  Deferred revenues and other long-term liabilities                    2,999,488        5,129,370
                                                                   -------------------------------
    Total long-term liabilities                                      702,311,430      707,905,963

MINORITY INTERESTS IN SUBSIDIARIES                                    32,612,970       26,714,929

SHAREHOLDER'S EQUITY
  Class A common stock, $.01 par value: 10,000,000 shares
   authorized, 1,500 shares issued and outstanding                            15               15
  Class B common stock, no par value: 1,000,000 shares
   authorized, 239,893 shares issued and outstanding                  49,543,427       49,543,427
  Additional paid-in-capital                                          12,523,455       11,974,860
  Retained earnings                                                   94,108,343       80,273,323
  Treasury stock, 57,245 Class B shares at cost                      (24,232,890)     (24,232,890)
  Accumulated other comprehensive loss                               (82,079,591)     (89,793,460)
                                                                   -------------------------------
    Total shareholder's equity                                        49,862,759       27,765,275
                                                                   -------------------------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                         $ 912,867,943    $ 916,813,928
                                                                   ===============================

The accompanying notes are an integral part of the condensed consolidated financial statements.


                      CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      Three Months Ended June 30,        Six Months Ended June 30,
                                                                         2003            2002             2003             2002
                                                                    ------------------------------    ------------------------------
REVENUES
  Admissions                                                        $157,295,430     $161,395,144     $285,976,567     $307,806,708
  Concession                                                          79,338,705       80,084,602      143,711,945      149,370,820
  Other                                                               12,343,436       11,969,591       23,290,818       22,973,915
                                                                    ------------------------------    ------------------------------
      Total revenues                                                 248,977,571      253,449,337      452,979,330      480,151,443

COSTS AND EXPENSES
  Cost of operations:
    Film rentals and advertising                                      88,748,650       89,733,324      155,997,857      166,618,351
    Concession supplies                                               12,796,853       13,775,334       22,710,427       25,757,154
    Salaries and wages                                                24,691,432       25,977,570       47,301,181       48,528,004
    Facility lease expense                                            29,638,793       29,125,793       58,452,923       58,275,403
    Utilities and other                                               28,242,555       26,444,411       53,721,682       53,129,752
                                                                    ------------------------------    ------------------------------
      Total cost of operations                                       184,118,283      185,056,432      338,184,070      352,308,664

  General and administrative expenses                                 10,611,409       11,815,562       20,201,223       22,458,579
  Depreciation and amortization                                       16,698,568       16,845,737       32,835,482       34,012,518
  Asset impairment loss                                                2,060,845          223,378        2,060,845          781,776
  (Gain) loss on sale of assets and other                               (374,590)         273,732         (991,019)         812,924
                                                                    ------------------------------    ------------------------------
      Total costs and expenses                                       213,114,515      214,214,841      392,290,601      410,374,461

OPERATING INCOME                                                      35,863,056       39,234,496       60,688,729       69,776,982

OTHER INCOME (EXPENSE)
  Interest expense                                                   (14,218,719)     (14,110,113)     (27,514,327)     (28,894,050)
  Amortization of debt issue cost                                       (587,330)        (591,170)      (1,170,950)      (1,182,340)
  Interest income                                                        424,735          514,716        1,083,364          998,055
  Foreign currency exchange gain (loss)                                  135,068       (2,100,767)         151,199       (2,321,764)
  Loss on early retirement of debt                                    (5,612,377)             -         (7,258,136)             -
  Equity in income (loss) of affiliates                                  (46,832)          96,267          149,524          213,008
  Minority interests in (income) loss of subsidiaries                 (1,506,280)         140,745       (2,276,485)        (735,726)
                                                                    ------------------------------    ------------------------------
      Total other expenses                                           (21,411,735)     (16,050,322)     (36,835,811)     (31,922,817)
                                                                    ------------------------------    ------------------------------
INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                           14,451,321       23,184,174       23,852,918       37,854,165

Income taxes                                                           6,069,227        9,124,792       10,017,898       13,564,061
                                                                    ------------------------------    ------------------------------

INCOME BEFORE CUMULATIVE EFFECT
  OF AN ACCOUNTING CHANGE                                              8,382,094       14,059,382       13,835,020       24,290,104

Cumulative effect of a change in accounting principle, net
  of income tax benefit of $0.                                               -                -                -         (3,389,779)
                                                                    ------------------------------    ------------------------------

NET INCOME                                                          $  8,382,094     $ 14,059,382     $ 13,835,020     $ 20,900,325
                                                                    ==============================    ==============================

EARNINGS PER SHARE-Basic/Diluted
    Income before accounting change                                 $      45.52     $      76.35          $ 75.13     $     131.91
    Cumulative effect of an accounting change                                -                -                -             (18.41)
                                                                    ------------------------------    ------------------------------
    Net income                                                      $      45.52     $      76.35          $ 75.13     $     113.50
                                                                    ==============================    ==============================

The accompanying notes are an integral part of the condensed consolidated financial statements.


                      CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six Months Ended June 30,
                                                                        2003             2002
                                                                    ------------------------------
OPERATING ACTIVITIES
  Net income                                                        $ 13,835,020     $ 20,900,325

  Noncash items in net income:
    Depreciation                                                      32,510,137       33,623,952
    Amortization of other assets                                         325,345          388,566
    Amortization of foreign advanced rents                               865,123          942,739
    Amortized compensation - stock options                               548,595          554,559
    Amortization of debt issue costs                                   1,170,950        1,182,340
    Amortization of gain on sale leasebacks                             (182,960)        (182,960)
    Amortization of debt discount and premium                           (235,522)         (14,253)
    Amortization of deferred revenues                                 (2,013,119)      (2,403,953)
    Loss on impairment of assets                                       2,060,845          781,776
    (Gain) loss on sale of assets and other                             (991,019)         812,924
    Loss on early retirement of debt                                   7,258,136              -
    Deferred lease expenses                                              759,004          908,404
    Deferred income tax expenses                                         548,051        8,734,689
    Equity in income of affiliates                                      (149,524)        (213,008)
    Minority interests in income of subsidiaries                       2,276,485          735,726
    Cumulative effect of an accounting change                                -          3,389,779

  Cash provided by (used for) operating working capital:

    Inventories                                                         (709,287)        (338,425)
    Accounts receivable                                               (2,860,287)         546,752
    Prepaid expenses and other                                        (1,696,228)        (685,693)
    Other assets                                                      (7,308,911)       5,889,103
    Advances with affiliates                                             302,966        1,302,669
    Accounts payable and accrued expenses                            (13,742,782)        (615,285)
    Other long-term liabilities                                         (116,763)        (192,327)
    Income tax receivable/payable                                      7,818,636         (915,444)
                                                                    ------------------------------

      Net cash provided by operating activities                       40,272,891       75,132,955

INVESTING ACTIVITIES
  Additions to theatre properties and equipment                      (17,976,259)     (12,191,593)
  Sale of theatre properties and equipment                             2,075,395        1,514,477
  Investment in affiliates                                                (3,314)             -
  Dividends/capital returned from affiliates                             228,000          594,340
                                                                    ------------------------------

      Net cash used for investing activities                         (15,676,178)     (10,082,776)

FINANCING ACTIVITIES
  Issuance of senior subordinated notes                              375,225,000              -
  Retirement of senior subordinated notes                           (232,989,000)             -
  Increase in long-term debt                                         238,508,545       19,115,888
  Decrease in long-term debt                                        (408,827,678)     (57,257,124)
  Increase in debt issue cost                                        (14,944,223)             -
  Increase in minority investment in subsidiaries                      3,896,860          421,855
  Decrease in minority investment in subsidiaries                       (275,304)      (5,413,657)
                                                                    ------------------------------

      Net cash used for financing activities                         (39,405,800)     (43,133,038)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                     1,737,270       (3,619,868)
                                                                    ------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (13,071,817)      18,297,273

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                 63,718,515       50,199,223
                                                                    ------------------------------

  End of period                                                     $ 50,646,698     $ 68,496,496
                                                                    ==============================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       CINEMARK USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The Company and Basis of Presentation

        Cinemark USA, Inc. and its subsidiaries (the "Company") is one of the leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation, with theatres in the United States ("U.S."), Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Colombia and the United Kingdom. The Company also manages additional theatres in the U.S. and provides management services for one theatre in Taiwan at June 30, 2003.

        The condensed consolidated financial statements have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these interim financial statements reflect all adjustments (which, except for the cumulative effect of an accounting change, include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of, and for, the periods indicated. The condensed consolidated financial statements include the accounts of Cinemark USA, Inc. and its subsidiaries. Majority-owned subsidiaries that the Company controls are consolidated while those subsidiaries of which the Company owns between 20% and 50% and does not control are accounted for as affiliates under the equity method. Those subsidiaries of which the Company owns less than 20% are accounted for as affiliates under the cost method. The results of these subsidiaries and affiliates are included in the condensed consolidated financial statements effective with their formation or from their dates of acquisition. Significant intercompany balances and transactions are eliminated in consolidation. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

        These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and the notes thereto for the year ended December 31, 2002, included in the Annual Report filed March 19, 2003 on Form 10-K by the Company under the Securities Exchange Act of 1934. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be achieved for the full year.

2. Earnings Per Share

        Earnings per share are computed using the weighted average number of shares of Class A and Class B common stock outstanding during each period. The following table sets forth the computation of basic and diluted earnings per share.


                                                         Three Months Ended               Six Months Ended
                                                              June 30,                        June 30,
                                                              --------                        --------
                                                        2003            2002            2003            2002
                                                        ----            ----            ----            ----
  Income before accounting change                    $8,382,094     $14,059,382     $13,835,020     $24,290,104
                                                     ==========     ===========     ===========     ===========

  Basic:
  Weighted average common shares outstanding            184,148         184,148         184,148         184,148
                                                        =======         =======         =======         =======

  Income before accounting change per common share       $45.52          $76.35          $75.13         $131.91
                                                         ======          ======          ======         =======

  Diluted:
  Weighted average common shares outstanding            184,148         184,148         184,148         184,148
  Common equivalent shares for stock options                -               -               -               -
                                                        -------         -------         -------         -------
  Weighted average common and common
       equivalent shares outstanding                    184,148         184,148         184,148         184,148
                                                        =======         =======         =======         =======

  Income before accounting change per common
       and common equivalent share                       $45.52          $76.35          $75.13         $131.91
                                                         ======          ======          ======         =======

        Basic income per share is computed by dividing income by the weighted average number of shares of common stock of all classes outstanding during the period. Diluted income per share is computed by dividing income by the weighted average number of shares of common stock and potentially dilutive common stock outstanding using the treasury stock method.

        On May 16, 2002, Cinemark, Inc. was formed as the Delaware holding company of Cinemark USA, Inc. Under a share exchange agreement, dated May 17, 2002, and after giving effect to a reverse stock split, each outstanding share and each outstanding option to purchase shares of Cinemark USA, Inc. was exchanged for shares and options to purchase shares, respectively, of common stock of Cinemark, Inc. (the "Share Exchange"). As a result of the Share Exchange, the Company no longer has any options outstanding under existing stock option plans and its weighted average common and common equivalent shares outstanding for the three and six month periods ended June 30, 2003 and 2002 do not include options to purchase shares of Cinemark, Inc.'s common stock.

3. Stock Option Accounting

        As a result of the Share Exchange, the Company no longer has any options outstanding under existing stock option plans. However, compensation expense resulting from amortization of unearned compensation related to outstanding stock options of Cinemark, Inc. is still being recorded in the Company's condensed consolidated statements of operations.

        The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock option plans. Had compensation costs been determined based on the fair value at the date of grant for awards under the plans, consistent with the method of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure", the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below:


                                                         Three Months Ended               Six Months Ended
                                                              June 30,                        June 30,
                                                              --------                        --------
                                                        2003            2002            2003            2002
                                                        ----            ----            ----            ----
  Net income as reported                             $8,382,094     $14,059,382     $13,835,020     $20,900,325
  Compensation expense included in reported net
       income, net of tax                               274,298         277,280         548,595         554,559
  Compensation expense under fair value method,
       net of tax                                      (339,417)       (342,399)       (678,831)       (684,796)
                                                       ---------       ---------       ---------       ---------
  Pro-forma net income                               $8,316,975     $13,994,263     $13,704,784     $20,770,088
                                                     ==========     ===========     ===========     ===========

  Earnings per share:
  Basic earnings per share                               $45.52          $76.35          $75.13         $113.50
  Pro-forma basic earnings per share                     $45.16          $75.99          $74.42         $112.79
  Diluted earnings per share                             $45.52          $76.35          $75.13         $113.50
  Pro-forma diluted earnings per share                   $45.16          $75.99          $74.42         $112.79

        No stock options were granted during 2002 or during the six month period ended June 30, 2003. The fair value of each option grant is estimated on the date of grant using the multiple option approach of the Black-Scholes option pricing model with the following assumptions: dividend yield of 0 percent; an expected life of 6.5 years; expected volatility of approximately 38 percent; and risk-free interest rates of approximately 5% at the time of the last option grant date in 2001.

4. Comprehensive Income (Loss)

        Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The following components are reflected in the Company's comprehensive income (loss):


                                                         Three Months Ended               Six Months Ended
                                                              June 30,                        June 30,
                                                              --------                        --------
                                                        2003            2002            2003            2002
                                                        ----            ----            ----            ----
  Net income                                         $8,382,094     $14,059,382     $13,835,020     $20,900,325
  Foreign currency translation adjustment             6,868,190     (16,666,510)      7,713,869     (26,597,024)
                                                      ---------     ------------      ---------     ------------
  Comprehensive income (loss)                       $15,250,284     $(2,607,128)    $21,548,889     $(5,696,699)
                                                    ===========     ============    ===========     ============

5. Foreign Currency Translation

        The accumulated other comprehensive loss account included in shareholder's equity of $82,079,591 and $89,793,460 at June 30, 2003 and December 31, 2002, respectively, primarily relates to the cumulative foreign currency adjustments from translating the financial statements of Cinemark Argentina, S.A., Cinemark Brasil S.A. and Cinemark de Mexico, S.A. de C.V. into U.S. dollars.

        On June 30, 2003, the exchange rate for the Argentine peso was 2.8 pesos to the U.S. dollar (the exchange rate was 3.4 pesos to the U.S. dollar at December 31, 2002). As a result, the effect of translating the June 30, 2003 Argentine financial statements into U.S. dollars resulted in a foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase to shareholder's equity of approximately $3 million at June 30, 2003. At June 30, 2003, total assets of Cinemark Argentina, S.A. were approximately U.S. $16 million.

        On June 30, 2003, the exchange rate for the Brazilian real was 2.9 reais to the U.S. dollar (the exchange rate was 3.5 reais to the U.S. dollar at December 31, 2002). As a result, the effect of translating the June 30, 2003 Brazilian financial statements into U.S. dollars resulted in a foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase to shareholder's equity of approximately $4 million at June 30, 2003. At June 30, 2003, total assets of Cinemark Brasil S.A. were approximately U.S. $59 million.

        On June 30, 2003, the exchange rate for the Mexican peso was 10.4 pesos to the U.S. dollar (the exchange rate was 10.4 pesos to the U.S. dollar at December 31, 2002). As a result, the effect of translating the June 30, 2003 Mexican financial statements into U.S. dollars did not result in a material foreign currency translation adjustment to the accumulated other comprehensive loss account in shareholder's equity at June 30, 2003. At June 30, 2003, total assets of Cinemark de Mexico, S.A. de C.V. were approximately U.S. $86 million.

        In 2002 and 2003, all foreign countries in which the Company has operations, including Argentina, Brazil and Mexico were deemed non-highly inflationary. Thus, the Company records a foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase or reduction to shareholder's equity for any fluctuation in foreign currencies.

6. Supplemental Cash Flow Information

        The following is provided as supplemental information to the condensed consolidated statements of cash flows:

                                                          Six Months Ended
                                                              June 30,
                                                              --------
                                                        2003            2002
                                                        ----            ----
  Cash paid for interest                            $28,944,777     $27,793,836
  Cash paid for income taxes (net of refunds)         1,067,061       5,782,379

7. Financial Information About Geographic Areas

        The Company operates in a single business segment as a motion picture exhibitor. The Company is a multinational corporation with consolidated operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Colombia and the United Kingdom.

        Revenues in the United States and Canada, Mexico, Brazil and other foreign countries for the six month periods ended June 30, 2003 and 2002 are as follows:

                                                          Six Months Ended
                                                              June 30,
                                                              --------
  Revenues                                              2003            2002
  --------                                              ----            ----
  U.S. and Canada                                  $350,520,276    $369,019,438
  Mexico                                             33,695,235      43,590,520
  Brazil                                             35,563,541      36,471,520
  Other foreign countries                            33,702,764      31,537,451
  Eliminations                                         (502,486)       (467,486)
                                                      ----------      ----------
  Total                                            $452,979,330    $480,151,443
                                                   ============    ============

        Long-lived assets in the U.S. and Canada, Mexico, Brazil and other foreign countries as of June 30, 2003 and December 31, 2002 are as follows:

                                                      June 30,      December 31,
  Long-Lived Assets                                     2003            2002
  -----------------                                     ----            ----
  U.S. and Canada                                  $619,905,671    $633,896,654
  Mexico                                             68,197,117      67,990,885
  Brazil                                             43,435,684      37,892,202
  Other foreign countries                            53,069,378      51,950,762
                                                     ----------      ----------
  Total                                            $784,607,850    $791,730,503
                                                   ============    ============

8. Goodwill and Other Intangible Assets

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. In accordance with SFAS No. 142, beginning on January 1, 2002, the Company's goodwill and its other intangible assets, which have been deemed to have indefinite lives, are no longer being amortized and are subject to annual impairment tests. As of January 1, 2002, the Company performed the required transitional impairment tests of goodwill and other intangible assets with indefinite useful lives, and as a result, recorded impairment charges of $3,325,611 and $64,168, respectively. These charges are reflected as a cumulative effect of a change in accounting principle in the condensed consolidated statement of operations for the six month period ended June 30, 2002.

        The Company recorded an additional impairment of goodwill in the amount of $558,398 in the six month period ended June 30, 2002 (recorded as a component of asset impairment loss in the condensed consolidated statement of operations). The additional impairment of goodwill related to a write-down of goodwill to fair value associated with the Company's Argentine operations. As of December 31, 2002, the Company performed the required annual impairment tests of goodwill and other intangible assets with indefinite useful lives and no additional impairment was present. Goodwill and other intangible assets can be affected by foreign currency adjustments from translating foreign subsidiary financial statements into U.S. dollars.

        Goodwill and other intangible assets at June 30, 2003 and December 31, 2002 are as follows:

                                                      June 30,      December 31,
                                                        2003            2002
                                                        ----            ----
  Amortized Other Intangible Assets:
  Capitalized licensing fees                         $9,000,000      $9,000,000
  Other intangible assets                               536,518          72,403
  Less - accumulated amortization                    (1,403,205)     (1,139,070)
                                                     -----------     -----------
  Net other intangible assets                        $8,133,313      $7,933,333
                                                     ==========      ==========

  Unamortized Goodwill and Other Intangible Assets:
  Goodwill                                          $10,885,354     $10,751,844
  Other intangible assets                                65,088          16,163
                                                         ------          ------
                                                    $10,950,442     $10,768,007
                                                    ===========     ===========

  Aggregate Amortization Expense:
  For the six month period ended June 30, 2003         $325,345
                                                       ========
  For the six month period ended June 30, 2002         $388,566
                                                       ========

        Aggregate amortization expense for the six month period ended June 30, 2003 consists of $264,136 of amortization of other intangible assets and $61,209 of amortization of other assets (both of which are included in deferred charges and other on the condensed consolidated balance sheet).

  Estimated Amortization Expense of Other Intangible Assets:
  For the twelve month period ended June 30, 2004      $528,273
  For the twelve month period ended June 30, 2005       528,273
  For the twelve month period ended June 30, 2006       528,273
  For the twelve month period ended June 30, 2007       528,273
  For the twelve month period ended June 30, 2008       528,273
  Thereafter                                          5,491,948
                                                      ---------
  Total                                              $8,133,313
                                                     ==========

9. New Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires, among other things, that gains and losses on the early extinguishment of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishment of debt are effective for fiscal years beginning after May 15, 2002. This statement became effective for the Company on January 1, 2003. See note 12 for discussion of the loss on early retirement of debt recorded in the three and six month periods ended June 30, 2003 in conjunction with the Company's long-term debt refinancing.

        In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of this statement had no impact on the condensed consolidated financial statements.

        In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Company, which uses derivatives on a limited basis, will apply this statement on a prospective basis.

        In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as temporary equity. This statement will be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 will not have a material impact on the Company's condensed consolidated financial statements.

10. Related Party Transactions

        The Company manages one theatre with twelve screens for Laredo Theatre, Ltd ("Laredo"). Lone Star Theatres, Inc. owns 25% of the limited partnership interests in Laredo. The Company is the sole general partner and owns the remaining limited partnership interests in Laredo. Lone Star Theatres, Inc. is 100% owned by Mr. David Roberts, who is Lee Roy Mitchell's son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of theatre revenues up to $50,000,000 each year and 3% of theater revenues in excess of $50,000,000 each year. The Company recorded $112,653 of management fee revenues and received $375,000 of dividends from Laredo during the six month period ended June 30, 2003. All such amounts are included in the Company's condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

        The  Company  manages  one  theatre  with  eight  screens  for  Mitchell
Theatres. Mitchell Theatres is 100% owned by members of Lee Roy Mitchell's family. Under the agreement, management fees are paid by Mitchell Theatres to the Company at a rate of 5% of theatre revenues. The term ends in November 2003. However, the Company has the option to renew for one or more five-year periods. The Company recorded $15,054 of management fee revenues from Mitchell Theatres during the six month period ended June 30, 2003.

        The Company leases one theatre with seven screens from Plitt Plaza Joint Venture ("Plitt Plaza"). Plitt Plaza is indirectly owned by Lee Roy Mitchell. The annual rent is approximately $264,000 plus certain taxes, maintenance expenses, insurance, and a percentage of gross admissions and concession receipts in excess of certain amounts. The Company recorded $139,412 of facility lease expense payable to Plitt Plaza during the six month period ended June 30, 2003.The lease expired in July 2003. The Company and Plitt Plaza signed a letter agreement under which the Company will enter into a new lease with similar terms as the expired lease. The Company has plans to open a new theatre in the same city (scheduled to open in December 2003), at which time the new lease under the letter agreement would become month-to-month.

        The Company entered into a profit participation agreement dated May 17, 2002 with its President, Alan Stock, pursuant to which Mr. Stock receives a profit interest in two recently built theatres once the Company has recovered its capital investment in these theatres plus its borrowing costs. Under this agreement, operating losses and disposition losses for any year are allocated 100% to the Company. Operating profits and disposition profits for these theatres for any fiscal year are allocated first to the Company to the extent of total operating losses and losses from any disposition of these theatres. Thereafter, net cash from operations from these theatres or from any disposition of these theatres is paid first to the Company until such payments equal the Company's investment in these theatres, plus interest, and then 51% to the Company and 49% to Mr. Stock. In the event that Mr. Stock's employment is terminated without cause, profits will be distributed according to this formula without first allowing the Company to recoup its investment plus interest thereon. No amounts have been paid to Mr. Stock to date pursuant to the profit participation agreement. Upon completion of an initial public offering of Cinemark, Inc.'s common stock, the Company will have the option to purchase Mr. Stock's interest in the theatres for a price equal to the fair market value of the profit interest, as determined by an independent appraiser. The Company does not intend to enter into similar arrangements with its executive officers in the future.

11. Litigation and Litigation Settlements

        In March 1999, the Department of Justice filed suit in the U.S. District Court, Northern District of Ohio, Eastern Division, against the Company alleging certain violations of the Americans with Disabilities Act of 1990 (the "ADA") relating to the Company's wheelchair seating arrangements and seeking remedial action. An Order granting Summary Judgment to the Company was issued in November 2001. The Department of Justice has appealed the district court's ruling with the Sixth Circuit Court of Appeals. If the Company loses this litigation, the

Company's financial position, results of operations and cash flows may be materially and adversely affected. The Company is unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

        In August 2001, David Wittie, Rona Schnall, Ron Cranston, Jennifer McPhail, Peggy Garaffa and ADAPT of Texas filed suit in the 201st Judicial District Court of Travis County, Texas alleging certain violations of the Human Resources Code, the Texas Architectural Barriers Act, the Texas Accessibility Standards and the Deceptive Trade Practices Act relating to accessibility of movie theatres for patrons using wheelchairs at two theatres located in the Austin, Texas market. The plaintiffs were seeking remedial action and unspecified damages. On February 20, 2003, a jury determined that the Company's theatres located in the Austin, Texas market complied with the Human Resources Code, the Texas Architectural Barriers Act and the Texas Accessibility Standards. The judge granted summary judgment to the Company with respect to the Deceptive Trade Practices Act. The plaintiffs failed to timely appeal the verdict. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

        In July 2001, Sonia Rivera-Garcia and Valley Association for Independent Living filed suit in the 93rd Judicial District Court of Hidalgo County, Texas alleging certain violations of the Human Resources Code, the Texas Architectural Barriers Act, the Texas Accessibility Standards and the Deceptive Trade
Practices Act relating to accessibility of movie theatres for patrons using wheelchairs at one theatre in the Mission, Texas market which claims are similar to those raised in the Wittie case in the preceding paragraph. The plaintiffs are seeking remedial action and unspecified damages. The Company has filed an answer denying the allegations and is vigorously defending this suit. The Company is unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

        The plaintiffs in the Department of Justice litigation, Austin, Texas litigation and Mission, Texas litigation have argued that the theatres must provide wheelchair seating locations with viewing angles to the screen that are at the median or better than all seats in the auditorium. To date three courts and one jury in a fourth court have rejected that position. In three of the four courts, the Company was the defendant, and the courts or a jury have found the Company's theatres to comply with the ADA; Lara v. Cinemark USA, Inc., United States Court of Appeals for the Fifth Circuit; United States of America v. Cinemark USA, Inc., United States District Court for the Northern District of Ohio, Eastern Division; and Wittie v. Cinemark USA, Inc., 201st Judicial District Court of Travis County, Texas. Oregon Paralyzed Veterans of America v. Regal Cinemas, Inc., United States District Court for the District of Oregon, adopted the reasoning established in Lara and granted summary judgment in favor of Regal Cinemas, Inc.

        In May 2002, Robert Todd on behalf of Robert Preston Todd, his minor child and "all individuals who are deaf or are severely hearing impaired" brought this case in the United States District Court for the Southern District of Texas, Houston Division against several movie theatre operators, including AMC Entertainment, Inc., Regal Entertainment, Inc., the Company and Century
Theaters as well as eight movie production companies. The lawsuit alleges violation of Title III of the ADA and the First Amendment to the Constitution of the United States. Plaintiffs seek unspecified injunctive relief, unspecified declaratory relief, unspecified monetary damages (both actual and punitive) and unspecified attorney's fees. The Company has denied any violation of law and has vigorously defended against all claims. On March 7, 2003, the federal district judge presiding over the case granted summary judgment to the defendants on the alleged First Amendment violations. On August 5, 2003, the federal district judge presiding over the case granted summary judgment to the defendants on the alleged ADA violations. The Company is unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

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

        From time to time, the Company is involved in other various legal proceedings arising from the ordinary course of its business operations, such as personal injury claims, employment matters and contractual disputes, most of which are covered by insurance. The Company believes its potential liability with respect to proceedings currently pending is not material, individually or in the aggregate, to the Company's financial position, results of operations and cash flows.

12. Long-Term Debt Refinancing

        On February 11, 2003, the Company issued $150 million principal amount of 9% Senior Subordinated Notes to qualified institutional buyers in reliance on Rule 144A which were subsequently registered under the Securities Act of 1933. Interest is payable on February 1 and August 1 of each year, beginning on August 1, 2003. The notes mature on February 1, 2013. The net proceeds of approximately $145.9 million from the issuance of the 9% Senior Subordinated Notes were used to repay a portion of the Company's existing Credit Facility.

        On February 14, 2003, the Company entered into a new senior secured credit facility consisting of a $75 million revolving credit line and a $125 million term loan with Lehman Commercial Paper, Inc. for itself and as administrative agent for a syndicate of lenders. The new credit facility also provides for incremental loans of up to $100 million. The new credit facility is guaranteed by the guarantors of the senior subordinated notes and is secured by mortgages on certain fee and leasehold properties and security interests on certain personal and intangible property, including without limitation, pledges of all of the capital stock of certain domestic subsidiaries and 65% of the voting stock of certain of the Company's foreign subsidiaries. The net proceeds from the new credit facility were used to repay, in full, the then existing Credit Facility and the Cinema Properties Facility.

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

        The term loan matures on March 31, 2008, but will be extended to March 31, 2009 if, on or prior to May 31, 2007 the maturity of the Company's existing senior subordinated debt is extended beyond September 30, 2009. The term loan reduces automatically each calendar quarter by $312,500 from June 30, 2003 to March 31, 2007 and then reduces by $30,000,000 each calendar quarter from June 30, 2007 to maturity at March 31, 2008. The term loan bears interest, at the Company's option, at: (A) the base rate plus a margin of 1.75% or (B) the eurodollar rate plus a margin of 2.75%.

        On April 18, 2003, the Company announced a tender offer to repurchase up to $240 million aggregate principal amount of its outstanding $200 million 9 5/8% Series B Senior Subordinated Notes due 2008 and its $75 million 9 5/8% Series D Senior Subordinated Notes due 2008.

        On May 7, 2003, the Company issued an additional $210 million of 9% Senior Subordinated Notes due 2013 at a premium of 107.25% of the face amount to qualified institutional buyers in reliance on Rule 144A which were subsequently registered under the Securities Act of 1933. The new notes were offered as additional debt securities under an indenture pursuant to which, on February 11, 2003, the Company issued $150 million of 9% Senior Subordinated Notes due 2013. Interest is payable on February 1 and August 1 of each year, beginning on August 1, 2003. The notes mature on February 1, 2013. The net proceeds of this add-on issuance of $226.7 million and additional borrowings under the Company's senior secured credit facility were utilized on May 16, 2003 to fund the purchase of approximately $233.0 million of outstanding 9 5/8% senior subordinated notes tendered as of midnight on May 15, 2003 pursuant to the April 18, 2003 tender offer.

        The loss on early retirement of debt of $7,258,136 recorded in the condensed consolidated statement of operations for the six month period ended June 30, 2003 related to the $1,645,759 write-off of unamortized debt issue costs associated with the retirement of the Company's existing Credit Facility and the Cinema Properties Facility in the first quarter of 2003 and the
$5,612,377 write-off of unamortized debt issue costs, unamortized bond premiums/discounts and tender offer repurchase costs associated with the tender offer to repurchase and subsequent retirement of senior subordinated notes in the second quarter of 2003.

13. Condensed Consolidated Financial Statements of Subsidiary Guarantors

        The Company has outstanding approximately $42 million principal amount of 9 5/8% Senior Subordinated Notes due 2008, $105 million principal amount of 8 1/2% Senior Subordinated Notes due 2008 and $360 million principal amount of 9% Senior Subordinated Notes due 2013. All of the Company's Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by the following wholly-owned subsidiaries of Cinemark USA, Inc.

        Cinemark, L.L.C., Sunnymead Cinema Corp., Cinema Properties, Inc., Greeley Holdings, Inc. (formerly known as Cinemark Paradiso, Inc.), Trans Texas Cinema, Inc., Missouri City Central 6, Inc., Cinemark Mexico (USA), Inc., Cinemark Leasing Company, Cinemark Partners I, Inc., Multiplex Properties, Inc., Multiplex Services, Inc., CNMK Investments, Inc., CNMK Delaware Investments I, L.L.C., CNMK Delaware Investments II, L.L.C., CNMK Delaware Investments Properties, L.P., CNMK Texas Properties, Ltd, Laredo Theatre, Ltd. and Cinemark Investments Corporation.

        The following supplemental condensed consolidating financial statements present:

        1. Condensed consolidating balance sheets as of June 30, 2003 and December 31, 2002 and condensed consolidating statements of operations and cash flows for each of the six month periods ended June 30, 2003 and 2002.

        2. Cinemark USA, Inc. (the "Parent" and "Issuer"), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method of accounting and therefore, the Parent column reflects the equity income (loss) of its Guarantor Subsidiaries and Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Guarantor Subsidiaries and Non-Guarantor Subsidiaries column. Additionally, the Guarantor subsidiaries column reflects the equity income (loss) of its Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Non-Guarantor Subsidiaries column.

        3. Elimination entries necessary to consolidate the Parent and all of its Subsidiaries.


SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
June 30, 2003

                                                                Parent      Subsidiary    Subsidiary
ASSETS                                                          Company     Guarantors  Non-Guarantors  Eliminations   Consolidated
CURRENT ASSETS
  Cash and cash equivalents                                  $  6,705,032  $  3,448,731  $ 40,492,935  $         -     $ 50,646,698
  Inventories                                                   1,885,924     1,249,193     1,263,085            -        4,398,202
  Accounts receivable                                          26,686,104     8,628,265     9,180,988    (29,193,221)    15,302,136
  Income tax receivable                                           604,672        28,900     1,017,723     (1,651,295)           -
  Prepaid expenses and other                                    6,545,432       503,390     2,741,541     (4,000,000)     5,790,363
                                                             -----------------------------------------------------------------------

    Total current assets                                       42,427,164    13,858,479    54,696,272    (34,844,516)    76,137,399

THEATRE PROPERTIES AND EQUIPMENT - net                        311,714,970   289,520,706   183,372,174            -      784,607,850

OTHER ASSETS
  Goodwill                                                      7,897,512       412,327     2,758,616       (183,101)    10,885,354
  Investments in and advances to affiliates                   483,201,679   350,305,714    28,851,932   (859,696,513)     2,662,812
  Deferred charges and other - net                             22,946,412     1,357,509    75,724,766    (61,454,159)    38,574,528
                                                             -----------------------------------------------------------------------

    Total other assets                                        514,045,603   352,075,550   107,335,314   (921,333,773)    52,122,694
                                                             -----------------------------------------------------------------------

TOTAL ASSETS                                                 $868,187,737  $655,454,735  $345,403,760  $(956,178,289)  $912,867,943
                                                             =======================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                          $  1,305,629  $        -    $  4,670,037  $         -     $  5,975,666
  Current income taxes payable                                  8,754,000           -             -       (1,651,295)     7,102,705
  Accounts payable and accrued expenses                        65,458,567    42,061,744    36,637,036    (29,154,934)   115,002,413
                                                             -----------------------------------------------------------------------

    Total current liabilities                                  75,518,196    42,061,744    41,307,073    (30,806,229)   128,080,784

LONG-TERM LIABILITIES
  Long-term debt, less current portion                        661,445,427    45,237,910    86,821,620   (135,697,315)   657,807,642
  Deferred income taxes                                        10,163,691     8,210,473    (6,655,985)           -       11,718,179
  Other long-term liabilities and deferrals                    28,350,787    74,185,977     4,238,845    (73,990,000)    32,785,609
                                                              ----------------------------------------------------------------------

    Total long-term liabilities                               699,959,905   127,634,360    84,404,480   (209,687,315)   702,311,430

MINORITY INTERESTS IN SUBSIDIARIES                                    -       1,229,981    31,382,989            -       32,612,970

SHAREHOLDER'S EQUITY
  Common stock                                                 49,546,772        25,789   111,543,706   (111,572,825)    49,543,442
  Other shareholder's equity                                   43,162,864   484,502,861    76,765,512   (604,111,920)       319,317
                                                             -----------------------------------------------------------------------

    Total shareholder's equity                                 92,709,636   484,528,650   188,309,218   (715,684,745)    49,862,759
                                                             -----------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                   $868,187,737  $655,454,735  $345,403,760  $(956,178,289)  $912,867,943
                                                             =======================================================================


SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
SIX MONTHS ENDED JUNE 30, 2003

                                                                Parent      Subsidiary    Subsidiary
                                                                Company     Guarantors  Non-Guarantors  Eliminations   Consolidated
REVENUES                                                     $215,226,617  $159,125,440  $110,046,237  $ (31,418,964)  $452,979,330

COSTS AND EXPENSES
  Cost of operations                                          186,959,288   100,941,196    81,964,346    (31,680,760)   338,184,070
  General and administrative expenses                           1,752,786    11,967,292     6,219,349        261,796     20,201,223
  Depreciation and amortization                                10,725,108    10,952,463    11,157,911            -       32,835,482
  Asset impairment loss                                               -         820,493     1,240,352            -        2,060,845
  (Gain) loss on sale of assets and other                          48,362    (1,040,239)          858            -         (991,019)
                                                             -----------------------------------------------------------------------
    Total costs and expenses                                  199,485,544   123,641,205   100,582,816    (31,418,964)   392,290,601
                                                             -----------------------------------------------------------------------

OPERATING INCOME                                               15,741,073    35,484,235     9,463,421            -       60,688,729

OTHER INCOME (EXPENSE)
  Interest expense                                            (26,587,025)   (2,902,912)   (3,765,749)     5,741,359    (27,514,327)
  Amortization of debt issue cost                              (1,010,561)     (130,329)      (30,060)           -       (1,170,950)
  Interest income                                               2,713,017     3,181,200       930,506     (5,741,359)     1,083,364
  Foreign currency exchange gain                                      -             -         151,199            -          151,199
  Loss on early retirement of debt                             (6,374,514)     (883,622)          -              -       (7,258,136)
  Equity in income (loss) of affiliates                        31,973,164     2,740,921       170,915    (34,735,476)       149,524
  Minority interests in income of subsidiaries                        -        (118,678)   (2,157,807)           -       (2,276,485)
                                                             -----------------------------------------------------------------------
    Total other income (expense)                                  714,081     1,886,580    (4,700,996)   (34,735,476)   (36,835,811)
                                                             -----------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                              16,455,154    37,370,815     4,762,425    (34,735,476)    23,852,918

Income taxes                                                    2,245,134     5,751,236     2,021,528            -       10,017,898
                                                             -----------------------------------------------------------------------

NET INCOME (LOSS)                                            $ 14,210,020  $ 31,619,579  $  2,740,897  $ (34,735,476)  $ 13,835,020
                                                             =======================================================================


SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
SIX MONTHS ENDED JUNE 30, 2003

                                                                Parent      Subsidiary    Subsidiary
                                                                Company     Guarantors  Non-Guarantors  Eliminations   Consolidated
OPERATING ACTIVITIES
  Net income (loss)                                          $ 14,210,020  $ 31,619,579  $  2,740,897  $ (34,735,476)  $ 13,835,020

  Noncash items in net income (loss):
    Depreciation and amortization                               9,852,662    11,082,793    12,053,094            -       32,988,549
    Loss on impairment of assets                                      -         820,493     1,240,352            -        2,060,845
    (Gain) loss on sale of assets and other                        48,362    (1,040,239)          858            -         (991,019)
    Loss on early retirement of debt                            6,374,514       883,622           -              -        7,258,136
    Deferred lease expenses                                     8,375,193    (7,536,514)      (79,675)           -          759,004
    Deferred income tax expenses                                 (211,732)      184,883       574,900            -          548,051
    Equity in (income) loss of affiliates                     (31,973,164)   (2,740,921)     (170,915)    34,735,476       (149,524)
    Minority interests in income of subsidiaries                      -         118,678     2,157,807            -        2,276,485
  Cash provided by (used for) operating working capital       (12,160,442)    1,241,817    (1,989,457)    (5,404,574)   (18,312,656)
                                                             -----------------------------------------------------------------------

      Net cash provided by (used for) operating activities     (5,484,587)   34,634,191    16,527,861     (5,404,574)    40,272,891

INVESTING ACTIVITIES
  Additions to theatre properties and equipment                (5,752,807)   (3,771,948)   (8,451,504)           -      (17,976,259)
  Sale of theatre properties and equipment                          1,200     2,063,364        10,831            -        2,075,395
  Net transactions with affiliates                            (45,089,611)   (1,901,467)   (2,826,886)    50,042,650        224,686
                                                             -----------------------------------------------------------------------

      Net cash provided by (used for) investing activities    (50,841,218)   (3,610,051)  (11,267,559)    50,042,650    (15,676,178)

FINANCING ACTIVITIES
  Issuance of senior subordinated notes                       375,225,000           -             -              -      375,225,000
  Retirement of senior subordinated notes                    (232,989,000)          -             -              -     (232,989,000)
  Increase in long-term debt                                  238,508,545           -             -              -      238,508,545
  Decrease in long-term debt                                 (328,532,229)  (74,335,900)   (5,959,549)           -     (408,827,678)
  Increase in debt issue cost                                 (14,944,223)          -             -              -      (14,944,223)
  Change in intercompany notes                                 16,275,000    23,050,000     5,313,076    (44,638,076)           -
  Increase in minority investment in subsidiaries                     -             -       3,896,860            -        3,896,860
  Decrease in minority investment in subsidiaries                     -        (125,000)     (150,304)           -         (275,304)
                                                             -----------------------------------------------------------------------

      Net cash provided by (used for) financing activities     53,543,093   (51,410,900)    3,100,083    (44,638,076)   (39,405,800)

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                                        -             -       1,737,270            -        1,737,270
                                                             -----------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (2,782,712)  (20,386,760)   10,097,655            -      (13,071,817)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                           9,487,744    23,835,491    30,395,280            -       63,718,515
                                                             -----------------------------------------------------------------------

  End of period                                              $  6,705,032  $  3,448,731  $ 40,492,935  $         -     $ 50,646,698
                                                             =======================================================================


SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 2002

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
                                                             =======================================================================


SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
SIX MONTHS ENDED JUNE 30, 2002

                                                                Parent      Subsidiary    Subsidiary
                                                                Company     Guarantors  Non-Guarantors  Eliminations   Consolidated
REVENUES                                                     $230,320,608  $158,817,761  $119,550,156  $ (28,537,082)  $480,151,443

COSTS AND EXPENSES
  Cost of operations                                          181,627,630   113,063,765    86,154,351    (28,537,082)   352,308,664
  General and administrative expenses                          15,867,030           -       6,591,549            -       22,458,579
  Depreciation and amortization                                10,843,878    10,642,936    12,525,704            -       34,012,518
  Asset impairment loss                                               -         558,398       223,378            -          781,776
  Loss on sale of assets and other                                360,256       179,049       273,619            -          812,924
                                                             -----------------------------------------------------------------------
    Total costs and expenses                                  208,698,794   124,444,148   105,768,601    (28,537,082)   410,374,461
                                                             -----------------------------------------------------------------------

OPERATING INCOME                                               21,621,814    34,373,613    13,781,555            -       69,776,982

OTHER INCOME (EXPENSE)
  Interest expense                                            (27,351,144)   (2,057,673)   (4,968,842)     5,483,609    (28,894,050)
  Amortization of debt issue cost                              (1,126,034)      (49,167)       (7,139)           -       (1,182,340)
  Interest income                                               1,052,029     4,618,692       810,943     (5,483,609)       998,055
  Foreign currency exchange loss                                      -             -      (2,321,764)           -       (2,321,764)
  Equity in income (loss) of affiliates                        30,617,282     4,478,751       205,733    (35,088,758)       213,008
  Minority interests in income of subsidiaries                        -        (130,216)     (605,510)           -         (735,726)
                                                             -----------------------------------------------------------------------
    Total other income (expense)                                3,192,133     6,860,387    (6,886,579)   (35,088,758)   (31,922,817)
                                                             -----------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                    24,813,947    41,234,000     6,894,976    (35,088,758)    37,854,165

Income taxes                                                    3,558,802     8,090,662     1,914,597            -       13,564,061
                                                             -----------------------------------------------------------------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF AN
  ACCOUNTING CHANGE                                            21,255,145    33,143,338     4,980,379    (35,088,758)    24,290,104

  Cumulative effect of a change in accounting principle,
   net of tax benefit of $0.                                      (91,394)   (3,298,385)          -              -       (3,389,779)
                                                             -----------------------------------------------------------------------

NET INCOME (LOSS)                                            $ 21,163,751  $ 29,844,953  $  4,980,379  $ (35,088,758)  $ 20,900,325
                                                             =======================================================================


SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
SIX MONTHS ENDED JUNE 30, 2002

                                                                Parent      Subsidiary    Subsidiary
                                                                Company     Guarantors  Non-Guarantors  Eliminations   Consolidated
OPERATING ACTIVITIES
  Net income (loss)                                          $ 21,163,751  $ 29,844,953  $  4,980,379  $ (35,088,758)  $ 20,900,325

  Noncash items in net income (loss):
    Depreciation and amortization                               9,923,305    10,692,104    13,475,581            -       34,090,990
    Loss on impairment of assets                                      -         558,398       223,378            -          781,776
    Loss on sale of assets and other                              360,256       179,049       273,619            -          812,924
    Deferred lease expenses                                       802,183        62,063        44,158            -          908,404
    Deferred income tax expenses                                1,549,461     7,187,492        (2,264)           -        8,734,689
    Equity in (income) loss of affiliates                     (30,617,282)   (4,478,751)     (205,733)    35,088,758       (213,008)
    Minority interests in income of subsidiaries                      -         130,216       605,510            -          735,726
    Cumulative effect of an accounting change                      91,394     3,298,385           -              -        3,389,779
  Cash provided by (used for) operating working capital         1,938,036    66,910,931   (64,528,295)       670,678      4,991,350
                                                             -----------------------------------------------------------------------

      Net cash provided by (used for) operating activities      5,211,104   114,384,840   (45,133,667)       670,678     75,132,955

INVESTING ACTIVITIES
  Additions to theatre properties and equipment                (2,379,620)   (2,784,486)   (7,027,487)           -      (12,191,593)
  Sale of theatre properties and equipment                      1,514,477           -             -              -        1,514,477
  Net transactions with affiliates                             18,407,751  (104,367,997)    4,891,316     81,663,270        594,340
                                                             -----------------------------------------------------------------------

      Net cash provided by (used for) investing activities     17,542,608  (107,152,483)   (2,136,171)    81,663,270    (10,082,776)

FINANCING ACTIVITIES
  Increase in long-term debt                                   17,510,038           -       1,605,850            -       19,115,888
  Decrease in long-term debt                                  (50,555,629)   (1,500,000)   (5,201,495)           -      (57,257,124)
  Change in intercompany notes                                 13,958,000           -      68,375,948    (82,333,948)           -
  Increase in minority investment in subsidiaries                     -             -         421,855            -          421,855
  Decrease in minority investment in subsidiaries                     -        (112,500)   (5,301,157)           -       (5,413,657)
                                                             -----------------------------------------------------------------------

      Net cash provided by (used for) financing activities    (19,087,591)   (1,612,500)   59,901,001    (82,333,948)   (43,133,038)

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                                        -             -      (3,619,868)           -       (3,619,868)
                                                             -----------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                           3,666,121     5,619,857     9,011,295            -       18,297,273

CASH AND CASH EQUIVALENTS:
  Beginning of period                                           8,590,808    12,560,326    29,048,089            -       50,199,223
                                                             -----------------------------------------------------------------------

  End of period                                              $ 12,256,929  $ 18,180,183  $ 38,059,384   $        -     $ 68,496,496
                                                             =======================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is an analysis of our financial condition and results of operations. This analysis should be read in conjunction with our Condensed
Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this report.

Overview

        We generate revenues primarily from box office receipts, concession sales and screen advertising sales. Revenues are recognized when admissions and concession sales are received and earned at the theatres and screen advertising is shown at the theatres. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the commercial appeal of the films released during the period reported. We generate additional revenues related to theatre operations from vendor marketing programs, pay phones, ATM machines and electronic video games installed in video arcades located in some of our theatres.

        Film rentals and advertising, concession supplies and salaries and wages vary directly with changes in revenues. Film rental costs are accrued based on the applicable box office receipts and either the mutually agreed upon firm terms or estimates of the final settlement depending on the film licensing arrangement. Advertising costs borne by us, which are expensed as incurred, are primarily fixed at the theatre level as daily movie directories placed in newspapers represent the largest component of advertising costs. The monthly cost of these ads is based on, among other things, the size of the directory and the frequency and size of the newspaper's circulation. We purchase concession supplies to replace units sold. Although salaries and wages include a fixed component of cost (i.e. the minimum staffing cost to operate a theatre facility during non-peak periods), salaries and wages move in relation to revenues as theatre staffing is adjusted to handle changes in attendance volume.

        Facility lease expense is primarily a fixed cost at the theatre level as our facility leases generally require a fixed monthly minimum rent payment, with certain leases also subject to additional percentage rent if a target annual revenue level is achieved. Facility lease expense as a percentage of revenues is also affected by the number of leased versus fee owned facilities.

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

Results of Operations

        The  following  table  sets  forth,  for  the  periods  indicated,   the
percentage of revenues represented by certain items reflected in the Company's condensed consolidated statements of operations:


                                                                 % of Revenues            % of Revenues
                                                              Three Months Ended        Six Months Ended
                                                                   June 30,                 June 30,
                                                                   --------                 --------
                                                               2003        2002         2003        2002
                                                               ----        ----         ----        ----
  Revenues
    Admissions                                                 63.2%       63.7%        63.1%       64.1%
    Concession                                                 31.8        31.6         31.8        31.1
    Other                                                       5.0         4.7          5.1         4.8
                                                                ---         ---          ---         ---
  Total revenues                                              100.0       100.0        100.0       100.0

  Cost of operations                                           73.9        73.0         74.7        73.4
  General and administrative expenses                           4.3         4.7          4.5         4.7
  Depreciation and amortization                                 6.7         6.6          7.1         7.0
  Asset impairment loss                                         0.8         0.1          0.5         0.2
  (Gain) loss on sale of assets and other                      (0.1)        0.1         (0.2)        0.2
                                                               -----        ---         -----        ---
  Total cost of operations                                     85.6        84.5         86.6        85.5
                                                               ----        ----         ----        ----

  Operating income                                             14.4        15.5         13.4        14.5

  Interest expense (1)                                         (5.9)       (5.8)        (6.3)       (6.3)
  Loss on early retirement of debt                             (2.3)         -          (1.6)         -
  Income taxes                                                  2.4         3.6          2.2         2.8
  Income before accounting change                               3.4         5.5          3.1         5.1
  Net income                                                    3.4         5.5          3.1         4.4

  (1) includes amortization of debt issue costs.

Second quarter ended June 30, 2003 and 2002

Revenues

        Revenues for the second quarter ended June 30, 2003 decreased to $249.0 million from $253.4 million for the second quarter ended June 30, 2002, a 1.7% decrease. The decrease in revenues for the second quarter is primarily attributable to a 0.7% decrease in attendance and a 1.8% decrease in the average ticket price related to the unfavorable change in foreign currency exchange rates. Revenues per screen decreased 2.3% to $82,035 in the second quarter of 2003 from $83,924 in the second quarter of 2002.

Cost of Operations

        Cost of operations, as a percentage of revenues, increased to 73.9% in the second quarter of 2003 from 73.0% in the second quarter of 2002. The percentage increase is primarily due to the decrease in revenues while many of our theatre operating costs are fixed in nature. Film rentals and advertising as a percentage of admissions revenues increased to 56.4% in the second quarter of 2003 from 55.6% in the second quarter of 2002, utilities and other costs as a percentage of revenues increased to 11.3% in the second quarter of 2003 from 10.4% in the second quarter of 2002 and facility lease expense as a percentage of revenues increased to 11.9% in the second quarter of 2003 from 11.5% in the second quarter of 2002. These increased operating costs were partially offset by a decrease in concession supplies as a percentage of concession revenues in the second quarter of 2003 to 16.1% from 17.2% in the second quarter of 2002 and a decrease in salaries and wages as a percentage of revenues in the second quarter of 2003 to 9.9% from 10.2% in the second quarter of 2002. The decrease in concession supplies as a percentage of concession revenues is primarily related to the successful implementation of a domestic concession price increase in the fourth quarter of 2002.

General and Administrative Expenses

        General and administrative expenses, as a percentage of revenues, decreased to 4.3% for the second quarter of 2003 from 4.7% for the second quarter of 2002. General and administrative expenses decreased to $10.6 million in the second quarter of 2003 from $11.8 million in the second quarter of 2002. The decrease in general and administrative expenses is primarily related to decreased professional fees and accrued bonus expense.

Depreciation and Amortization

        Depreciation and amortization of $16.7 million in the second quarter of 2003 is consistent with the $16.8 million recorded in the second quarter of 2002.

Asset Impairment Loss

        We wrote down the assets of certain properties to their fair value which resulted in asset impairment charges of $2.1 million and $0.2 million in the second quarter of 2003 and 2002, respectively, related to assets to be held and used. The asset impairment charges of $2.1 million recorded in the second quarter of 2003 related to a $1.3 million write-down to fair value of one theatre in Mexico and a $0.8 million write-down to fair value of one theatre in the U.S. The asset impairment charges of $0.2 million recorded in the second quarter of 2002 related to the write-down to fair value of one theatre in El Salvador.

Interest Expense

        Interest costs incurred, including amortization of debt issue cost, of $14.8 million in the second quarter of 2003 were consistent with the $14.7 million recorded in the second quarter of 2002.

Loss on Early Retirement of Debt

        The loss on early retirement of debt of $5.6 million recorded in the second quarter of 2003 related to the write-off of unamortized debt issue costs, unamortized bond premiums/discounts and tender offer repurchase costs associated with the tender offer to repurchase and the subsequent retirement of senior subordinated notes in the second quarter of 2003.

Income Taxes

        Income tax expense of $6.1 million was recorded in the second quarter of 2003 in comparison with income tax expense of $9.1 million recorded in the second quarter of 2002. Our effective tax rate for the second quarter of 2003 was 42.0% as compared to 39.4% for the second quarter of 2002.

Net Income

        We realized net income of $8.4 million for the second quarter of 2003 in comparison with income of $14.1 million for the second quarter of 2002. The decrease is primarily related to the $5.6 million (pre-tax) loss on early retirement of debt recorded in the second quarter of 2003.

Six month periods ended June 30, 2003 and 2002

Revenues

        Revenues for the six month period ended June 30, 2003 ("the 2003 period") decreased to $453.0 million from $480.2 million for the six month period ended June 30, 2002 ("the 2002 period"), a 5.7% decrease. The decrease in revenues for the 2003 period is primarily attributable to a 3.8% decrease in attendance and a 3.4% decrease in the average ticket price related to the unfavorable change in foreign currency exchange rates. Revenues per screen decreased 6.3% to $149,435 in the 2003 period from $159,458 in the 2002 period.

Cost of Operations

        Cost of operations, as a percentage of revenues, increased to 74.7% in the 2003 period from 73.4% in the 2002 period. The percentage increase is primarily due to the decrease in revenues while many of our theatre operating costs are fixed in nature. Facility lease expense as a percentage of revenues increased to 12.9% in the 2003 period from 12.1% in the 2002 period, utilities and other costs as a percentage of revenues increased to 11.9% in the 2003 period from 11.1% in the 2002 period, salaries and wages as a percentage of revenues increased to 10.4% in the 2003 period from 10.1% in the 2002 period and film rentals and advertising as a percentage of admissions revenues increased to 54.5% in the 2003 period from 54.1% in the 2002 period. These increased operating costs were partially offset by a decrease in concession supplies as a percentage of concession revenues to 15.8% in the 2003 period from 17.2% in the 2002 period. The decrease in concession supplies as a percentage of concession revenues is primarily related to the successful implementation of a domestic concession price increase in the fourth quarter of 2002.

General and Administrative Expenses

        General and administrative expenses, as a percentage of revenues, decreased to 4.5% for the 2003 period from 4.7% for the 2002 period. General and administrative expenses decreased to $20.2 million in the 2003 period from $22.5 million in the 2002 period. The decrease in general and administrative expenses is primarily related to decreased professional fees and accrued bonus expense.

Depreciation and Amortization

        Depreciation and amortization decreased to $32.8 million in the 2003 period from $34.0 million in the 2002 period.

Asset Impairment Loss

        We wrote down the assets of certain properties to their fair value which resulted in asset impairment charges of $2.1 million and $0.8 million in the 2003 and 2002 periods, respectively, related to assets to be held and used. The asset impairment charges of $2.1 million recorded in the 2003 period related to a $1.3 million write-down to fair value of one theatre in Mexico and a $0.8 million write-down to fair value of one theatre in the U.S. The asset impairment charges of $0.8 million recorded in the 2002 period related to a $0.6 million write-down to fair value of goodwill associated with our Argentine operations and a $0.2 million write-down to fair value of one theatre in El Salvador.

Interest Expense

        Interest costs incurred, including amortization of debt issue cost, decreased 4.6% in the 2003 period to $28.7 million from $30.1 million in the 2002 period. The decrease in interest costs incurred for the 2003 period is due principally to a decrease in our average debt outstanding.

Loss on Early Retirement of Debt

        The loss on early retirement of debt of $7.3 million recorded in the 2003 period related to the $1.7 million write-off of unamortized debt issue costs associated with the refinancing of the Company's existing Credit Facility and the Cinema Properties Facility in the first quarter of 2003 and the $5.6 million write-off of debt issue costs, unamortized bond premiums/discounts and tender offer repurchase costs associated with the tender offer to repurchase and the subsequent retirement of senior subordinated notes in the second quarter of 2003.

Income Taxes

        Income tax expense of $10.0 million was recorded in the 2003 period in comparison with income tax expense of $13.6 million recorded in the 2002 period. Our effective tax rate for the 2003 period was 42.0% as compared to 35.8% for the 2002 period. The change in the effective tax rate is primarily due to an increase in foreign permanent differences and the impact on the 2002 rate resulting from the cumulative effect of an accounting change.

Net Income

        We realized net income of $13.8 million for the 2003 period in comparison with net income of $20.9 million for the 2002 period. The decrease is primarily related to the $7.3 million (pre-tax) loss on early retirement of debt recorded in the 2003 period.

Liquidity and Capital Resources

Operating Activities

        We primarily collect our revenues in cash, mainly through box office receipts and the sale of concession supplies. However, we continue to expand the number of theatres that provide the patron a choice of using a credit card, in place of cash, which we convert to cash in approximately three to four days. Because our revenues are received in cash prior to the payment of related expenses, we have an operating "float" and historically have not required traditional working capital financing. We typically operate with a negative working capital position for our ongoing theatre operations throughout the year, primarily because of the lack of significant inventory and accounts receivable.

Investing Activities

        Our investing activities have been principally related to the development and acquisition of additional theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our credit facility.

        We are continuing to expand our U.S. theatre circuit. We have opened one new theatre (12 screens) in the six month period ended June 30, 2003 bringing our total domestic screen count to 2,218 screens (12 of which are in Canada). As of June 30, 2003, we have signed commitments to build three new theatres with 31 screens scheduled to open in the U.S. by the end of 2003 and six new theatres with 82 screens and a five screen expansion to an existing theatre scheduled to open in the U.S. subsequent to 2003. We estimate the remaining capital expenditures for the development of these 118 screens in the U.S. will be approximately $30 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities. We plan to fund capital expenditures for our continued
development from cash flow from operations, borrowings under our credit facility, subordinated note borrowings, proceeds from sale leaseback transactions and/or sales of excess real estate. Additionally, we may from time to time, subject to compliance with our debt instruments, purchase on the open market or call our debt securities depending upon the availability and prices of such securities.

        We are also continuing to expand our international theatre circuit. We have opened one new theatre (8 screens) and added two screens to an existing theatre in the six month period ended June 30, 2003 bringing our total international screen count to 826 screens. As of June 30, 2003, we have signed commitments to build four new theatres with 26 screens and a five screen expansion to an existing theatre scheduled to open in international markets by the end of 2003 and four new theatres with 27 screens scheduled to open in international markets subsequent to 2003. We estimate the remaining capital expenditures for the development of these 58 screens in international markets will be approximately $20 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities. We anticipate that investments in excess of available cash will be funded by us or by debt or equity financing to be provided by third parties directly to our subsidiaries.

Financing Activities

        As of June 30, 2003, our long-term debt obligations, capital lease obligations, future minimum lease obligations under non-cancelable operating leases, outstanding letters of credit and purchase commitments (excluding capital expenditures) for each period indicated are summarized as follows:


                                        Payments Due by Period
                                            (In millions)

                                                    Less Than                                 After 5
  Contractual Obligations                Total        1 Year      1-3 Years     4-5 years      Years
  ---------------------------------     -------     ---------     ---------     ---------     -------
  Long-term debt...................      $663.8        $6.0         $12.0         $124.2       $521.6
  Capital lease obligations........         0.1         0.1            -              -            -
  Operating lease obligations......     1,411.2       101.5         207.2          206.7        895.8
  Letters of credit................         0.1         0.1            -              -            -
  Purchase commitments.............         3.8         1.9           1.1            0.8           -

        As of June 30, 2003, we were in full compliance with all agreements governing our outstanding debt.

New Senior Subordinated Notes Issuance

        On February 11, 2003, we issued $150 million of 9% Senior Subordinated Notes due 2013 to qualified buyers in reliance on Rule 144A which were subsequently registered under the Securities Act of 1933. Interest is payable on February 1 and August 1 of each year, beginning on August 1, 2003. The notes will mature on February 1, 2013. The net proceeds of approximately $145.9 million from the issuance of the 9% Senior Subordinated Notes were used to repay a portion of our then existing credit facility.

        On May 7, 2003, we issued an additional $210 million of 9% Senior Subordinated Notes due 2013 at a premium of 107.25% of the face amount to qualified institutional buyers in reliance on Rule 144A which were subsequently registered under the Securities Act of 1933. The new notes were offered as additional debt securities under an indenture pursuant to which, on February 11, 2003, the Company issued $150 million of 9% Senior Subordinated Notes due 2013. Interest is payable on February 1 and August 1 of each year, beginning on August 1, 2003. The notes will mature on February 1, 2013. The net proceeds of this add-on issuance of $226.7 million and additional borrowings under our senior secured credit facility were utilized to fund the purchase on May 16, 2003 of approximately $233.0 million of outstanding 9 5/8% senior subordinated notes tendered as of midnight on May 15, 2003 pursuant to a tender offer announced on April 18, 2003.

        We may redeem all or part of the new notes on or after February 1, 2008. Prior to February 1, 2006, we may redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings. The notes are general, unsecured obligations, are subordinated in right of payment to our senior secured credit facility or other senior indebtedness, and rank pari passu with our existing senior subordinated debt. The notes are guaranteed by certain of our domestic subsidiaries. The guarantees are subordinated to the senior debt of the subsidiary guarantors and rank pari passu with the senior subordinated debt of our guarantor subsidiaries. The notes are effectively subordinated to the indebtedness and other liabilities of the Company's non-guarantor subsidiaries.

Senior Subordinated Notes

        As of June 30, 2003, we have outstanding four issues of senior subordinated notes: (1) $29.9 million in 9 5/8% Series B Senior Subordinated Notes due 2008; (2) $12.1 million in 9 5/8% Series D Senior Subordinated Notes due 2008; (3) $105 million in 8 1/2% Series B Senior Subordinated Notes due 2008; and (4) $360 million in 9% Senior Subordinated Notes due 2013. Interest in each issue is payable on February 1 and August 1 of each year.

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

        The senior subordinated notes are general, unsecured obligations and are subordinated in right of payment to the senior secured credit facility or other senior indebtedness. The notes are guaranteed by certain of our domestic subsidiaries. The guarantees are subordinated to the senior debt of the subsidiary guarantors and rank pari passu with the senior subordinated debt of our guarantor subsidiaries. The notes are effectively subordinated to the indebtedness and other liabilities of the Company's non-guarantor subsidiaries.

        Generally, if we are in default under the senior secured credit facility and other senior indebtedness, we would not be allowed to make payments on the senior subordinated notes until the defaults have been cured or waived. If we fail to make any payments when due or within the applicable grace period, we would be in default under the indentures governing the senior subordinated notes.

New Senior Secured Credit Facility

        On February 14, 2003, we entered into a new senior secured credit facility consisting of a $75 million revolving credit line and a $125 million term loan with Lehman Commercial Paper, Inc. for itself and as administrative agent for a syndicate of lenders. The new credit facility also provides for incremental term loans of up to $100 million. The new credit facility is guaranteed by the guarantors of the new senior subordinated notes and is secured by mortgages on certain fee and leasehold properties and security interests on certain personal and intangible property, including without limitation, pledges of all of the capital stock of certain domestic subsidiaries and 65% of the voting stock of certain of our foreign subsidiaries. The net proceeds from the new credit facility were used to repay, in full, the then existing Credit Facility and the Cinema Properties Facility.

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

        The term loan matures on March 31, 2008, but will be extended to March 31, 2009, if on or prior to May 31, 2007 the maturity of our existing senior subordinated debt is extended beyond September 30, 2009. The term loan reduces automatically each calendar quarter by $312,500 from June 30, 2003 to March 31, 2007 and then reduces by $30,000,000 each calendar quarter from June 30, 2007 to maturity at March 31, 2008. The term loan bears interest, at our option, at (A) the base rate plus a margin of 1.75% or (B) the eurodollar rate plus a margin of 2.75%.

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

        As of June 30, 2003, there was no outstanding balance on the revolving credit line. As of June 30, 2003, $74.9 million is available to us to borrow under the revolving credit line taking into consideration the $0.1 million letter of credit outstanding. As of June 30, 2003, we had $124.7 million outstanding under the term loan and the effective interest rate on such borrowings was 4.1% per annum.

Cinemark USA Revolving Credit Facility

        In February 1998, we entered into a reducing revolving credit facility with a group of banks for which Bank of America, N.A. acted as administrative agent. The credit facility provided for an initial commitment of $350 million which was automatically reduced each quarter by 2.5%, 3.75%, 5.0%, 6.25% and 6.25% of the aggregate $350 million in 2001, 2002, 2003, 2004 and 2005, respectively, until maturity in 2006. As of December 31, 2002, the aggregate commitment available to us was $262.5 million. We prepaid a portion of the indebtedness outstanding under the credit facility on February 11, 2003 with the net proceeds of our new $150 million 9% senior subordinated notes issuance. The credit facility was repaid in full on February 14, 2003 from the net proceeds of our new senior secured credit facility entered into with Lehman Commercial Paper, Inc. for itself and as administrative agent for a syndicate of lenders.

Cinemark Mexico Revolving Credit Facility

        In November 1998, Cinemark Mexico (USA), Inc. executed a credit agreement with Bank of America National Trust and Savings Association (the "Cinemark Mexico Credit Agreement"). The Cinemark Mexico Credit Agreement was a revolving credit facility and provided for a loan to Cinemark Mexico of up to $30 million in the aggregate. Cinemark Mexico was required to make principal payments of $0.5 million in each of the third and fourth quarters of 2001, $1.5 million per quarter in 2002 with the remaining principal outstanding of $23 million due in January 2003. On January 15, 2003, the Cinemark Mexico Credit Agreement was paid in full.

Cinema Properties Term Loan

        In December 2000, Cinema Properties, Inc., a wholly owned subsidiary that was not subject to restrictions imposed by the credit facility or the indentures governing the senior subordinated notes, borrowed a $77 million 3-year term loan from Lehman Brothers Bank, FSB (the "Cinema Properties Facility"), which was originally scheduled to mature on December 31, 2003. In 2002, the Cinema Properties Facility was amended, which among other things, extended the maturity date one year to December 31, 2004 and eliminated the lender's discretionary right to require Cinema Properties, Inc. to make $1.5 million principal payments in the third and fourth quarters of 2002. The $77 million Cinema Properties Facility was repaid in full on February 14, 2003 from the net proceeds of our new senior secured credit facility entered into with Lehman Commercial Paper, Inc. for itself and as administrative agent for a syndicate of lenders. Simultaneously, with such repayment, Cinema Properties, Inc. and its shareholders were merged with and into us.

Cinemark Brasil Notes Payable

        Cinemark Brasil S.A. currently has three main types of funding sources executed with local and international banks. These include:

        (1) BNDES (Banco Nacional de Desenvolvimento Economico e Social (the Brazilian National Development Bank)) credit line in the U.S. dollar equivalent in Brazilian reais of US$3.8 million executed in October 1999 with a term of 5 years (with a nine month grace period) and accruing interest at a BNDES basket rate, which is a multiple currency rate based on the rate at which the bank borrows, plus a spread amounting to 14.5%;

        (2) BNDES credit line in the U.S. dollar equivalent in Brazilian reais of US$1.9 million executed in November 2001 with a term of 5 years (with a one year grace period) and accruing interest at a BNDES basket rate plus a spread amounting to 13.8%;

        (3) Project developer financing executed with two engineering companies in September 2000 in the amount of US$1.8 million with a term of 5 years (with a nine month grace period) and accruing interest at a rate of TJLP+5% (Taxa de Juros de Longo Prazo (a long term interest rate published by the Brazilian government)).

        These sources are secured by a variety of instruments, including comfort letters from Cinemark International, promissory notes for up to 130% of the value, a revenue reserve account and equipment collateral. A fourth funding source (import financing executed with Banco ABC Brasil) was paid in full during the second quarter of 2003. As of June 30, 2003, an aggregate of $4.5 million was outstanding and the average effective interest rate on such borrowings was 14.3% per annum.

Cinemark Chile Notes Payable

        On March 26, 2002, Cinemark Chile S.A. entered into a Debt Acknowledgment, Rescheduling and Joint Guarantee and Co-Debt Agreement with Scotiabank Sud Americano and three local banks. Under this agreement, Cinemark Chile S.A. borrowed the U.S. dollar equivalent of approximately $10.6 million in Chilean pesos (adjusted for inflation pursuant to the Unidades de Fomento). Cinemark Chile S.A. is required to make 24 equal quarterly installments of principal plus accrued and unpaid interest, commencing March 27, 2002. The indebtedness is secured by a first priority commercial pledge of the shares of Cinemark Chile S.A., a chattel mortgage over Cinemark Chile's personal property and by guarantees issued by Cinemark International, L.L.C. and Chile Films S.A., whose owners are shareholders of Cinemark Chile S.A. The agreement requires Cinemark Chile S.A. to maintain certain financial ratios and contains other restrictive covenants typical for agreements of this type such as a limitation on dividends. Funds borrowed under this agreement bear interest at the 90 day TAB Banking rate (360 day TAB Banking rate with respect to one of the four banks) as published by the Association of Banks and Financial Institutions Act plus 2%. As of June 30, 2003, $7.8 million was outstanding under this agreement and the effective interest rate on such borrowing was 4.3% per annum.

Credit Ratings

        On January 31, 2003, Standard & Poor's revised its outlook on us from stable to positive and assigned a BB- rating to our new senior secured credit facility and a B- rating to the $150 million 9% senior subordinated notes issued on February 11, 2003. On the same day, Moody's Investor Services upgraded its rating on our three existing series of senior subordinated notes due 2008 from Caa2 to B3 and assigned a Ba3 rating to our new senior secured credit facility and a B3 rating to the $150 million 9% senior subordinated notes issued on February 11, 2003. On April 25, 2003, Standard & Poor's assigned a B- rating to the $210 million 9% senior subordinated notes issued on May 7, 2003.

Recent Developments

        On August 1, 2003, the Company announced that it is seeking certain amendments to its senior secured credit facility from its lenders to provide a $165 million term loan with a term expiring on March 31, 2008 subject to extensions permitted in the senior credit facility. The net proceeds of the term loan and additional borrowings under the revolving facility will be used to (i) repay the $124.7 million of term loans currently outstanding under the Company's senior secured credit facility and (ii) redeem the approximately $42 million of the Company's 9 5/8% Senior Subordinated Notes due 2008 which remain outstanding.

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

Cautionary Statement Regarding Forward-Looking Statements

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

Interest Rate Risk

        An increase or decrease in interest rates would affect interest costs relating to our variable rate debt facilities. We and our subsidiaries are currently parties to variable rate debt facilities. At June 30, 2003, we had an aggregate of $142.0 million of variable rate debt outstanding under these facilities. These facilities represent approximately 21% of our outstanding long-term debt. Based on the interest rate levels in effect on the variable rate debt outstanding at June 30, 2003, a 100 basis point increase in market interest rates would not increase our annual interest expense by a material amount. Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

        The table below provides information about our fixed rate and variable rate long-term debt agreements:


                                                                 Expected Maturity Date
                                                                  As of June 30, 2003
                                                                  -------------------

                             June 30,     June 30,     June 30,     June 30,     June 30,                              Fair
  (in millions)                2004         2005         2006         2007         2008       Thereafter     Total     Value
  -------------                ----         ----         ----         ----         ----       ----------     -----     -----
  Long-term debt:
  Fixed rate                   $0.1         $ -          $0.1         $ -          $ -          $521.6      $521.8    $521.8
  Average interest rate                                                                                       8.9%

  Variable rate                $5.9         $5.4         $6.5        $33.1        $91.1           $ -       $142.0    $143.3
  Average interest rate                                                                                       4.4%

  Total debt                   $6.0         $5.4         $6.6        $33.1        $91.1         $521.6      $663.8    $665.1


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

        In December 2000, Cinema Properties, Inc., a wholly-owned subsidiary of ours, entered into the Cinema Properties Facility. Pursuant to the terms of the Cinema Properties Facility, funds borrowed bear interest at a rate per annum equal to LIBOR (as defined in the Cinema Properties Facility) plus 5.75%. As part of the Cinema Properties Facility, in order to hedge against future changes in interest rates, Cinema Properties, Inc. purchased from Lehman Brothers Derivative Products Inc. an Interest Rate Cap Agreement with a notional amount equal to $77 million with a five year term and a strike rate equal to the excess of three month LIBOR over the strike price of

6.58%. Three month LIBOR as of the date of closing was 6.58%. At December 31, 2002, the interest rate cap agreement was recorded at its fair value of $0.1 million. During the six month period ended June 30, 2003, the Interest Rate Cap Agreement was written down to $0. We do not have any additional derivative financial instruments in place as of June 30, 2003 that would have a material effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

        We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally accepted accounting principles in the U.S. require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, generally accepted accounting principles in the U.S. require that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations result in us reporting exchange gains (losses) or foreign currency translation adjustments relating to our international subsidiaries depending on the inflationary environment of the country in which we operate. Based upon our equity ownership in our international subsidiaries as of June 30, 2003, holding everything else constant, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the net fair value of our investments in our international subsidiaries by approximately $5.5 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We have established a system of controls and other procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer and Chief Financial Officer within the last 90 days. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in alerting them in a timely basis to material information relating to the Company and its consolidated subsidiaries required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

        There have been no significant changes in our system of internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation by the Chief Executive Officer and Chief Financial Officer.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. See updated discussion of Legal Proceedings in the notes to condensed consolidated financial statements.

Item 2. Changes in Securities and Use of Proceeds

        Not Applicable

Item 3. Defaults Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        There have not been any matters submitted to a vote of security holders during the first six months of 2003 through the solicitation of proxies or otherwise.

Item 5. Other Information

        a) Recent Developments

                On August 1, 2003, the Company announced that it is seeking certain amendments to its senior secured credit facility from its lenders to provide a $165 million term loan with a term expiring on March 31, 2008 subject to extensions permitted in the senior credit facility. The net proceeds of the term loan and additional borrowings under the revolving facility will be used to (i) repay the $124.7 million of term loans currently outstanding under the Company's senior secured credit facility and (ii) redeem the approximately $42 million of the Company's 9 5/8% Senior Subordinated Notes due 2008 which remain outstanding.

        b) Supplemental  Schedules  specified by the Senior  Subordinated  Notes
        Indenture:
                                                                            Page
                                                                            ----
                Condensed Consolidating Balance Sheet
                (unaudited) as of June 30, 2003                               33

                Condensed Consolidating Statements
                of Operations (unaudited) for the
                six month period ended June 30, 2003                          34

                Condensed Consolidating Statements of
                Cash Flows (unaudited) for the six month
                period ended June 30, 2003                                    35


                      CINEMARK USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                              AS OF JUNE 30, 2003
                                   (Unaudited)

                                                                    Restricted      Unrestricted
                                                                       Group            Group         Eliminations         TOTAL
                                                                   -------------    -------------    --------------    -------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $ 22,519,899     $ 28,126,799     $         -       $ 50,646,698
  Inventories                                                         3,826,440          571,762               -          4,398,202
  Accounts receivable                                               (18,239,069)      33,801,270          (260,065)      15,302,136
  Income tax receivable                                                (985,973)         985,973               -                -
  Prepaid expenses and other                                          4,944,496          845,867               -          5,790,363
                                                                   -----------------------------------------------------------------
    Total current assets                                             12,065,793       64,331,671          (260,065)      76,137,399

THEATRE PROPERTIES AND EQUIPMENT - net                              713,733,480       70,874,370               -        784,607,850

OTHER ASSETS
  Goodwill                                                            8,126,738        2,758,616               -         10,885,354
  Investments in and advances to affiliates                         167,959,009        1,167,194      (166,463,391)       2,662,812
  Deferred charges and other - net                                   34,033,329        4,541,199               -         38,574,528
                                                                   -----------------------------------------------------------------
    Total other assets                                              210,119,076        8,467,009      (166,463,391)      52,122,694
                                                                   -----------------------------------------------------------------

TOTAL ASSETS                                                       $935,918,349     $143,673,050     $(166,723,456)    $912,867,943
                                                                   =================================================================

                      LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                                $  1,490,871     $  4,484,795     $         -       $  5,975,666
  Current income taxes payable                                        6,187,859          914,846               -          7,102,705
  Accounts payable and accrued expenses                              99,895,767       15,421,957          (315,311)     115,002,413
                                                                   -----------------------------------------------------------------
    Total current liabilities                                       107,574,497       20,821,598          (315,311)     128,080,784

LONG-TERM LIABILITIES
  Senior credit agreements                                          126,339,672        9,865,163               -        136,204,835
  Senior subordinated notes                                         521,602,807              -                 -        521,602,807
  Deferred lease expenses                                            25,196,757          399,704               -         25,596,461
  Deferred gain on sale leasebacks                                    4,189,660              -                 -          4,189,660
  Deferred income taxes                                              11,950,866         (232,687)              -         11,718,179
  Deferred revenues and other long-term liabilities                     968,136        2,031,352               -          2,999,488
                                                                   -----------------------------------------------------------------
    Total long-term liabilities                                     690,247,898       12,063,532               -        702,311,430

MINORITY INTERESTS IN SUBSIDIARIES                                    8,656,018       23,956,952               -         32,612,970

SHAREHOLDER'S EQUITY
  Class A common stock, $.01 par value: 10,000,000 shares
   authorized, 1,500 shares issued and outstanding                           15              -                 -                 15
  Class B common stock, no par value: 1,000,000 shares
   authorized, 239,893 shares issued and outstanding                 49,543,427       14,958,000       (14,958,000)      49,543,427
  Additional paid-in-capital                                         12,523,455      151,450,145      (151,450,145)      12,523,455
  Retained earnings                                                 138,448,439      (44,340,096)              -         94,108,343
  Treasury stock, 57,245 Class B shares at cost                     (24,232,890)             -                 -        (24,232,890)
  Accumulated other comprehensive loss                              (46,842,510)     (35,237,081)              -        (82,079,591)
                                                                   -----------------------------------------------------------------
    Total shareholder's equity                                      129,439,936       86,830,968      (166,408,145)      49,862,759
                                                                   -----------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                         $935,918,349     $143,673,050     $(166,723,456)    $912,867,943
                                                                   =================================================================

Note: "Restricted Group" and "Unrestricted Group" are defined in the Indentures for the Senior Subordinated Notes.


                      CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (Unaudited)

                                                                    Restricted      Unrestricted
                                                                       Group            Group         Eliminations         TOTAL
                                                                   -------------    -------------    --------------    -------------
REVENUES                                                           $390,302,685     $ 64,438,384     $  (1,761,739)    $452,979,330


COSTS AND EXPENSES
  Cost of operations                                                290,944,077       49,001,732        (1,761,739)     338,184,070
  General and administrative expenses                                16,395,275        3,805,948               -         20,201,223
  Depreciation and amortization                                      27,089,923        5,745,559               -         32,835,482
  Asset impairment loss                                               2,060,845              -                 -          2,060,845
  (Gain) loss on sale of assets and other                              (991,959)             940               -           (991,019)
                                                                   -----------------------------------------------------------------
    Total costs and expenses                                        335,498,161       58,554,179        (1,761,739)     392,290,601
                                                                   -----------------------------------------------------------------

OPERATING INCOME                                                     54,804,524        5,884,205               -         60,688,729

OTHER INCOME (EXPENSE)
  Interest expense                                                  (26,115,482)      (1,398,845)              -        (27,514,327)
  Amortization of debt issue cost                                      (958,690)        (212,260)              -         (1,170,950)
  Interest income                                                       438,471          644,893               -          1,083,364
  Foreign currency exchange gain (loss)                                (310,823)         462,022               -            151,199
  Loss on early retirement of debt                                   (5,932,769)      (1,325,367)              -         (7,258,136)
  Equity in income (loss) of affiliates                                 (21,391)         170,915               -            149,524
  Minority interests in income of subsidiaries                         (583,423)      (1,693,062)              -         (2,276,485)
                                                                   -----------------------------------------------------------------
    Total other expenses                                            (33,484,107)      (3,351,704)              -        (36,835,811)
                                                                   -----------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                           21,320,417        2,532,501               -         23,852,918

Income taxes                                                          9,275,030          742,868               -         10,017,898
                                                                   -----------------------------------------------------------------

NET INCOME                                                         $ 12,045,387     $  1,789,633     $         -       $ 13,835,020
                                                                   =================================================================

Note: "Restricted Group" and "Unrestricted Group" are defined in the Indentures for the Senior Subordinated Notes.


                      CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (Unaudited)

                                                                    Restricted      Unrestricted
                                                                       Group            Group         Eliminations         TOTAL
                                                                   -------------    -------------    --------------    -------------
OPERATING ACTIVITIES
  Net income                                                       $ 12,045,387     $  1,789,633     $         -       $ 13,835,020

  Noncash items in net income:
    Depreciation                                                     26,811,760        5,698,377               -         32,510,137
    Amortization of other assets                                        278,163           47,182               -            325,345
    Amortization of foreign advanced rents                              523,706          341,417               -            865,123
    Amortized compensation - stock options                              548,595              -                 -            548,595
    Amortization of debt issue costs                                    958,690          212,260               -          1,170,950
    Amortization of gain on sale leasebacks                            (182,960)             -                 -           (182,960)
    Amortization of debt discount and premium                          (235,522)             -                 -           (235,522)
    Amortization of deferred revenues                                (2,013,119)             -                 -         (2,013,119)
    Loss on impairment of assets                                      2,060,845              -                 -          2,060,845
    (Gain) loss on sale of assets and other                            (991,959)             940               -           (991,019)
    Loss on early retirement of debt                                  5,932,769        1,325,367               -          7,258,136
    Deferred lease expenses                                             774,423          (15,419)              -            759,004
    Deferred income tax expenses                                      1,457,562         (909,511)              -            548,051
    Equity in (income) loss of affiliates                                21,391         (170,915)              -           (149,524)
    Minority interests in income of subsidiaries                        583,423        1,693,062               -          2,276,485
  Cash provided by (used for) operating working capital              14,005,289      (32,317,945)              -        (18,312,656)
                                                                   -----------------------------------------------------------------

      Net cash provided by (used for) operating activities           62,578,443      (22,305,552)              -         40,272,891

INVESTING ACTIVITIES
  Additions to theatre properties and equipment                     (16,084,459)      (1,891,800)              -        (17,976,259)
  Sale of theatre properties and equipment                            2,068,527            6,868               -          2,075,395
  Transfer of theatre properties and equipment                      (93,106,945)      93,106,945               -                -
  Investment in affiliates                                               (3,314)             -                 -             (3,314)
  Dividends/capital returned from affiliates                            153,000           75,000               -            228,000
                                                                   -----------------------------------------------------------------

      Net cash provided by (used for) investing activities         (106,973,191)      91,297,013               -        (15,676,178)

FINANCING ACTIVITIES
  Issuance of senior subordinated notes                             375,225,000              -                 -        375,225,000
  Retirement of senior subordinated notes                          (232,989,000)             -                 -       (232,989,000)
  Increase in long-term debt                                        238,508,545              -                 -        238,508,545
  Decrease in long-term debt                                       (327,394,170)     (81,433,508)              -       (408,827,678)
  Increase in debt issue cost                                       (14,944,223)             -                 -        (14,944,223)
  Increase in minority investment in subsidiaries                        15,583        3,881,277               -          3,896,860
  Decrease in minority investment in subsidiaries                      (149,111)        (126,193)              -           (275,304)
                                                                   -----------------------------------------------------------------

      Net cash provided by (used for) financing activities           38,272,624      (77,678,424)              -        (39,405,800)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                      156,514        1,580,756               -          1,737,270
                                                                   -----------------------------------------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                (5,965,610)      (7,106,207)              -        (13,071,817)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                28,485,509       35,233,006               -         63,718,515
                                                                   -----------------------------------------------------------------

  End of period                                                    $ 22,519,899     $ 28,126,799      $        -       $ 50,646,698
                                                                   =================================================================

Note: "Restricted Group" and "Unrestricted Group" are defined in the Indentures for the Senior Subordinated Notes.

Item 6. Exhibits and Reports on Form 8-K

        a) Exhibits

                3.1 Amended and Restated Articles of Incorporation of the Company filed with the Texas Secretary of State on June 3,1992 (incorporated by reference to Exhibit 3.1(a) to the Company's Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).
                3.2(a) Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 033-47040) filed April 9, 1992).
                3.2(b) Amendment to Bylaws of the Company dated March 12, 1996 (incorporated by reference to Exhibit 3.2(b) to the Company's Annual Report on Form 10-K (File No. 033-47040) filed March 6, 1997).
                4.1(a) Exchange and Registration Rights Agreement dated February 11, 2003, among Cinemark USA, Inc., certain subsidiary guarantor parties thereto and the initial purchasers named therein (incorporated by reference to
                        Exhibit 10.2(c) to the Company's Annual Report on Form 10-K (File No. 033-47040) filed March 19, 2003).
                4.1(b) Exchange and Registration Rights Agreement dated May 7, 2003 among Cinemark USA, Inc., certain subsidiary guarantors party thereto and the initial purchasers named therein (incorporated by reference to Exhibit 4.1(b) to the Company's Registration Statement on Form S-4 (File No. 333-104940) filed May 28, 2003.
                4.2(a) Indenture dated August 15, 1996 between the Company and U.S. Trust Company of Texas, N.A., governing the 9 5/8% senior subordinated notes issued thereunder (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No. 333-11895) filed September 13, 1996).
                4.2(b) First Supplemental Indenture dated June 26, 1997 between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.4 to Cinemark, Inc.'s Registration statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).
                4.2(c) Second Supplemental Indenture dated as of February 11, 2003 between the Company, the Subsidiary guarantor parties thereto and The Bank of New York Trust Company of Florida, N.A., as successor trustee to U.S. Trust Company of Texas, N.A.
                4.2(d) Indenture dated June 26, 1997 between the Company and U.S. Trust Company of Texas, N.A. governing the 9 5/8% senior subordinated notes issued thereunder (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No. 333-32959) filed August 6, 1997).
                4.2(e) First Supplemental Indenture dated as of February 11, 2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A., as successor trustee to U.S. Trust Company of Texas, N.A.
                4.2(f) Indenture dated January 14, 1998 between the Company and U.S. Trust Company of Texas, N.A. governing the 8 1/2% senior subordinated notes issued thereunder (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No. 333-45417) filed February 2, 1998).
                4.2(g) First Supplemental Indenture dated as of February 11, 2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A., as successor trustee to U.S. Trust Company of Texas, N.A.

                4.2(h) Indenture dated February 11, 2003 between the Company and The Bank of New York Trust Company of Florida, N.A. governing the 9% senior subordinated notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to the Company's Annual Report on Form 10-K (File No. 033-47040) filed March 19, 2003).
                4.2(i) First Supplemental Indenture dated as of May 7, 2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(i) to the Company's Registration Statement on Form S-4 (File No. 333-104940) filed May 28, 2003).
                4.2(j) Form of 9 5/8% Note (contained in the Indenture listed as Exhibit 4.2(a) above) (incorporated by reference to
                        Exhibit 4.1 to the Company's Registration Statement on Form S-4 File No. 333-11895) filed September 13, 1996).
                4.2(k) Form of 9 5/8% Note (contained in the Indenture listed as Exhibit 4.2(d) above) (incorporated by reference to
                        Exhibit 4.1 to the Company's Registration Statement on Form S-4 File No. 333-32959) filed August 6, 1997).
                4.2(l) Form of 8 1/2% Note (contained in the Indenture listed as Exhibit 4.2(f) above) (incorporated by reference to
                        Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No. 333-45417) filed February 2, 1998).
                4.2(m)  Form of 9% Note  (contained in the  Indenture  listed as
                        Exhibit  4.2(h)  above)  (incorporated  by  reference to
                        Exhibit 10.2(b) to the Company's Annual Report on Form 10-K (File 033-47040) filed March 19, 2003).
                *31.1 Certification of Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                *31.2 Certification of Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                *32.1 Certification of the Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                *32.2 Certification of the Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                *filed herewith.

        b) Reports on Form 8-K

                On January 30, 2003, we filed a Form 8-K, reporting under Item 9 our intention to issue $150 million of senior subordinated notes due 2013 by means of Rule 144A private placement.

                On April 18, 2003, we filed a Form 8-K, reporting under Item 5 and Item 7 the commencement of a tender offer to purchase up to $240 million of outstanding 9 5/8% senior subordinated notes due 2008.

                On April 24, 2003, we filed a Form 8-K, reporting under Item 9 our intention to issue an additional $210 million of senior subordinated notes due 2013 by means of Rule 144A private placement.

                On August 4, 2003, we filed a Form 8-K, reporting under Item 9 a press release announcing our operating results for the three and six month periods ended June 30, 2003.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         CINEMARK USA, INC.
                                                         Registrant

DATE: August 12, 2003


                                                         /s/Alan W. Stock
                                                         Alan W. Stock
                                                         President


                                                         /s/Robert Copple
                                                         Robert Copple
                                                         Chief Financial Officer

                                         EXHIBIT INDEX

                3.1 Amended and Restated Articles of Incorporation of the Company filed with the Texas Secretary of State on June 3,1992 (incorporated by reference to Exhibit 3.1(a) to the Company's Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).
                3.2(a) Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 033-47040) filed April 9, 1992).
                3.2(b) Amendment to Bylaws of the Company dated March 12, 1996 (incorporated by reference to Exhibit 3.2(b) to the Company's Annual Report on Form 10-K (File No. 033-47040) filed March 6, 1997).
                4.1(a) Exchange and Registration Rights Agreement dated February 11, 2003, among Cinemark USA, Inc., certain subsidiary guarantor parties thereto and the initial purchasers named therein (incorporated by reference to
                        Exhibit 10.2(c) to the Company's Annual Report on Form 10-K (File No. 033-47040) filed March 19, 2003).
                4.1(b) Exchange and Registration Rights Agreement dated May 7, 2003 among Cinemark USA, Inc., certain subsidiary guarantors party thereto and the initial purchasers named therein (incorporated by reference to Exhibit 4.1(b) to the Company's Registration Statement on Form S-4 (File No. 333-104940) filed May 28, 2003.
                4.2(a) Indenture dated August 15, 1996 between the Company and U.S. Trust Company of Texas, N.A., governing the 9 5/8% senior subordinated notes issued thereunder (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No. 333-11895) filed September 13, 1996).
                4.2(b) First Supplemental Indenture dated June 26, 1997 between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.4 to Cinemark, Inc.'s Registration statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).
                4.2(c) Second Supplemental Indenture dated as of February 11, 2003 between the Company, the Subsidiary guarantor parties thereto and The Bank of New York Trust Company of Florida, N.A., as successor trustee to U.S. Trust Company of Texas, N.A.
                4.2(d) Indenture dated June 26, 1997 between the Company and U.S. Trust Company of Texas, N.A. governing the 9 5/8% senior subordinated notes issued thereunder (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No. 333-32959) filed August 6, 1997).
                4.2(e) First Supplemental Indenture dated as of February 11, 2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A., as successor trustee to U.S. Trust Company of Texas, N.A.
                4.2(f) Indenture dated January 14, 1998 between the Company and U.S. Trust Company of Texas, N.A. governing the 8 1/2% senior subordinated notes issued thereunder (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No. 333-45417) filed February 2, 1998).
                4.2(g) First Supplemental Indenture dated as of February 11, 2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A., as successor trustee to U.S. Trust Company of Texas, N.A.

                4.2(h) Indenture dated February 11, 2003 between the Company and The Bank of New York Trust Company of Florida, N.A. governing the 9% senior subordinated notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to the Company's Annual Report on Form 10-K (File No. 033-47040) filed March 19, 2003).
                4.2(i) First Supplemental Indenture dated as of May 7, 2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(i) to the Company's Registration Statement on Form S-4 (File No. 333-104940) filed May 28, 2003).
                4.2(j) Form of 9 5/8% Note (contained in the Indenture listed as Exhibit 4.2(a) above) (incorporated by reference to
                        Exhibit 4.1 to the Company's Registration Statement on Form S-4 File No. 333-11895) filed September 13, 1996).
                4.2(k) Form of 9 5/8% Note (contained in the Indenture listed as Exhibit 4.2(d) above) (incorporated by reference to
                        Exhibit 4.1 to the Company's Registration Statement on Form S-4 File No. 333-32959) filed August 6, 1997).
                4.2(l) Form of 8 1/2% Note (contained in the Indenture listed as Exhibit 4.2(f) above) (incorporated by reference to
                        Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No. 333-45417) filed February 2, 1998).
                4.2(m)  Form of 9% Note  (contained in the  Indenture  listed as
                        Exhibit  4.2(h)  above)  (incorporated  by  reference to
                        Exhibit 10.2(b) to the Company's Annual Report on Form 10-K (File 033-47040) filed March 19, 2003).
                *31.1 Certification of Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                *31.2 Certification of Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                *32.1 Certification of the Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                *32.2 Certification of the Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                *filed herewith.

                                                                    EXHIBIT 31.1

                                CEO CERTIFICATION
                         PURSUANT TO SECTION 302 OF THE
                          SARBANES - OXLEY ACT OF 2002

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e)) for the registrant and have:

                  a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's  disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

                  c) disclosed  in  this  quarterly  report  any  change  in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  b) any  fraud,   whether  or  not   material,   that  involves
                     management or other employees who have a significant role in the registrant's internal control over financial reporting.

         Date: August 11, 2003

CINEMARK USA, INC.

By:/s/Lee Roy Mitchell
Lee Roy Mitchell
Chief Executive Officer

                                                                    EXHIBIT 31.2

                                CFO CERTIFICATION
                         PURSUANT TO SECTION 302 OF THE
                          SARBANES - OXLEY ACT OF 2002

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e)) for the registrant and have:

                  a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's  disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

                  c) disclosed  in  this  quarterly  report  any  change  in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  b) any  fraud,   whether  or  not   material,   that  involves
                     management or other employees who have a significant role in the registrant's internal control over financial reporting.

         Date: August 11, 2003

CINEMARK USA, INC.

By:/s/Robert Copple
Robert Copple
Chief Financial Officer

                                                                    EXHIBIT 32.1

                                CEO CERTIFICATION
                         PURSUANT TO SECTION 906 OF THE
                          SARBANES - OXLEY ACT OF 2002

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended June 30, 2003 of Cinemark USA, Inc. (the "Issuer").

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

Dated: August 11, 2003.

       /s/Lee Roy Mitchell
       Lee Roy Mitchell
       Chief Executive Officer

Subscribed and sworn to before me
this 11th day of August 2003.

       /s/Carol Waldman
Name:  Carol Waldman
Title: Notary Public

My commission expires: 06/07/04

                                                                    EXHIBIT 32.2

                                CFO CERTIFICATION
                         PURSUANT TO SECTION 906 OF THE
                          SARBANES - OXLEY ACT OF 2002

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended June 30, 2003 of Cinemark USA, Inc. (the "Issuer").

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

Dated: August 11, 2003.

       /s/Robert Copple
       Robert Copple
       Chief Financial Officer

Subscribed and sworn to before me
this 11th day of August 2003.

       /s/Carol Waldman
Name:  Carol Waldman
Title: Notary Public

My commission expires: 06/07/04