Form 10-Q
period 2003-09-30
CINEMARK USA INC /TX
filed 2003-11-14
CIK 885975

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                                 Yes ___ No _X__

As of November 13, 2003, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.

                       CINEMARK USA, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 2003
          (unaudited) and December 31, 2002                                   3
          Condensed Consolidated Statements of Operations (unaudited) for
          the three and nine months ended September 30, 2003 and 2002         4
          Condensed Consolidated Statements of Cash Flows (unaudited) for
          the nine months ended September 30, 2003 and 2002                   5
          Notes to Condensed Consolidated Financial Statements (unaudited)    6

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              21

  Item 3. Quantitative and Qualitative Disclosures About Market Risk         30

  Item 4. Controls and Procedures                                            31

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                  31

  Item 5. Other Information                                                  31

  Item 6. Exhibits and Reports on Form 8-K                                   35

SIGNATURES                                                                   37

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                      CINEMARK USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               September 30,     December 31,
                                                                   2003              2002
                                                                (Unaudited)
                                                             ---------------------------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                  $   50,854,484    $   63,718,515
  Inventories                                                     3,805,717         3,688,915
  Accounts receivable                                            14,564,014        12,441,849
  Income tax receivable                                                 -             715,931
  Prepaid expenses and other                                      6,290,574         4,094,135
                                                             ---------------------------------
    Total current assets                                         75,514,789        84,659,345

THEATRE PROPERTIES AND EQUIPMENT                              1,212,633,903     1,177,508,981
  Less accumulated depreciation and amortization               (442,264,093)     (385,778,478)
                                                             ---------------------------------
    Theatre properties and equipment - net                      770,369,810       791,730,503

OTHER ASSETS
  Goodwill                                                       10,997,693        10,751,844
  Investments in and advances to affiliates                       3,020,842         3,040,940
  Deferred charges and other - net                               38,174,699        26,631,296
                                                             ---------------------------------
    Total other assets                                           52,193,234        40,424,080
                                                             ---------------------------------

TOTAL ASSETS                                                 $  898,077,833    $  916,813,928
                                                             =================================

                      LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                          $    6,485,169    $   30,190,449
  Current income taxes payable                                    6,219,532               -
  Accounts payable and accrued expenses                          89,064,493       124,237,312
                                                             ---------------------------------
    Total current liabilities                                   101,769,194       154,427,761

LONG-TERM LIABILITIES
  Senior credit agreements                                      174,164,042       282,237,221
  Senior subordinated notes                                     479,115,982       380,159,167
  Deferred lease expenses                                        27,043,779        24,837,457
  Deferred gain on sale leasebacks                                4,098,180         4,372,620
  Deferred income taxes                                          17,199,351        11,170,128
  Deferred revenues and other long-term liabilities               2,706,953         5,129,370
                                                             ---------------------------------
    Total long-term liabilities                                 704,328,287       707,905,963

MINORITY INTERESTS IN SUBSIDIARIES                               32,437,388        26,714,929

SHAREHOLDER'S EQUITY
  Class A common stock, $.01 par value: 10,000,000 shares
   authorized, 1,500 shares issued and outstanding                       15                15
  Class B common stock, no par value: 1,000,000 shares
   authorized, 239,893 shares issued and outstanding             49,543,427        49,543,427
  Additional paid-in-capital                                     12,796,688        11,974,860
  Retained earnings                                             108,737,302        80,273,323
  Treasury stock, 57,245 Class B shares at cost                 (24,232,890)      (24,232,890)
  Accumulated other comprehensive loss                          (87,301,578)      (89,793,460)
                                                             ---------------------------------
    Total shareholder's equity                                   59,542,964        27,765,275
                                                             ---------------------------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                   $  898,077,833    $  916,813,928
                                                             =================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                      CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             Three Months Ended September 30,     Nine Months Ended September 30,
                                                                  2003              2002              2003              2002
                                                             --------------------------------    --------------------------------
REVENUES
  Admissions                                                 $ 158,273,870     $ 147,393,762     $ 444,250,437     $ 455,200,470
  Concession                                                    80,815,082        72,456,441       224,527,027       221,827,261
  Other                                                         13,497,946        12,536,251        36,788,764        35,510,166
                                                             --------------------------------    --------------------------------
      Total revenues                                           252,586,898       232,386,454       705,566,228       712,537,897

COSTS AND EXPENSES
  Cost of operations:
    Film rentals and advertising                                85,201,819        77,488,441       241,199,676       244,106,792
    Concession supplies                                         14,495,598        13,318,849        37,206,025        39,076,003
    Salaries and wages                                          25,760,466        25,305,699        73,061,647        73,833,703
    Facility lease expense                                      31,471,463        29,153,620        89,924,386        87,429,023
    Utilities and other                                         29,395,351        25,215,186        83,117,033        78,344,938
                                                             --------------------------------    --------------------------------
      Total cost of operations                                 186,324,697       170,481,795       524,508,767       522,790,459

  General and administrative expenses                           11,347,231         9,717,217        31,548,454        32,175,796
  Depreciation and amortization                                 16,678,190        16,574,582        49,513,672        50,587,100
  Asset impairment loss                                          2,500,000               -           4,560,845           781,776
  (Gain) loss on sale of assets and other                          232,497           (86,891)         (758,522)          726,033
                                                             --------------------------------    --------------------------------
      Total costs and expenses                                 217,082,615       196,686,703       609,373,216       607,061,164

OPERATING INCOME                                                35,504,283        35,699,751        96,193,012       105,476,733

OTHER INCOME (EXPENSE)
  Interest expense                                             (12,568,963)      (13,466,639)      (40,083,290)      (42,360,689)
  Amortization of debt issue cost                                 (564,361)         (591,170)       (1,735,311)       (1,773,510)
  Interest income                                                  512,629           721,070         1,595,993         1,719,125
  Foreign currency exchange gain (loss)                            (12,295)       (3,864,034)          138,904        (6,185,798)
  Loss on early retirement of debt                                (270,133)              -          (7,528,269)              -
  Equity in income of affiliates                                   422,723           340,079           572,247           553,087
  Minority interests in (income) loss of subsidiaries             (614,921)          741,351        (2,891,406)            5,625
                                                             --------------------------------    --------------------------------
      Total other expenses                                     (13,095,321)      (16,119,343)      (49,931,132)      (48,042,160)
                                                             --------------------------------    --------------------------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF AN ACCOUNTING CHANGE                                22,408,962        19,580,408        46,261,880        57,434,573

Income taxes                                                     7,780,003         9,244,432        17,797,901        22,808,493
                                                             --------------------------------    --------------------------------

INCOME BEFORE CUMULATIVE EFFECT
  OF AN ACCOUNTING CHANGE                                       14,628,959        10,335,976        28,463,979        34,626,080

Cumulative effect of a change in accounting principle, net
  of income tax benefit of $0.                                         -                 -                 -          (3,389,779)
                                                             --------------------------------    --------------------------------

NET INCOME                                                   $  14,628,959     $  10,335,976     $  28,463,979     $  31,236,301
                                                             ================================    ================================
EARNINGS PER SHARE-Basic/Diluted
    Income before accounting change                          $       79.44     $       56.13     $      154.57     $      188.03
    Cumulative effect of an accounting change                          -                 -                 -              (18.40)
                                                             --------------------------------    --------------------------------
    Net income                                               $       79.44     $       56.13     $      154.57     $      169.63
                                                             ================================    ================================

The accompanying notes are an integral part of the condensed consolidated financial statements.


                      CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              Nine Months Ended September 30,
                                                                   2003              2002
                                                             ---------------------------------
OPERATING ACTIVITIES
  Net income                                                 $   28,463,979    $   31,236,301

  Noncash items in net income:
    Depreciation                                                 49,022,691        50,012,000
    Amortization of other assets                                    490,981           575,100
    Amortization of foreign advanced rents                        1,353,245         1,384,512
    Amortized compensation - stock options                          821,828           828,856
    Amortization of debt issue costs                              1,735,311         1,773,510
    Amortization of gain on sale leasebacks                        (274,440)         (274,440)
    Amortization of debt discount and premium                      (606,253)          (21,380)
    Amortization of deferred revenues                            (2,318,011)       (3,639,678)
    Loss on impairment of assets                                  4,560,845           781,776
    (Gain) loss on sale of assets and other                        (758,522)          726,033
    Loss on early retirement of debt                              7,528,269               -
    Deferred lease expenses                                       2,206,322         1,503,802
    Deferred income tax expenses                                  6,029,223        12,548,414
    Equity in income of affiliates                                 (572,247)         (553,087)
    Minority interests in income (loss) of subsidiaries           2,891,406            (5,625)
    Cumulative effect of an accounting change                           -           3,389,779

  Cash provided by (used for) operating working capital:
    Inventories                                                    (116,802)          180,875
    Accounts receivable                                          (2,122,165)          994,349
    Prepaid expenses and other                                   (2,196,439)         (601,001)
    Other assets                                                 (7,960,669)        3,073,102
    Advances with affiliates                                        295,194           232,582
    Accounts payable and accrued expenses                       (39,012,252)      (22,654,323)
    Other long-term liabilities                                    (104,406)         (309,232)
    Income tax receivable/payable                                 6,935,463          (632,273)
                                                             ---------------------------------

      Net cash provided by operating activities                  56,292,551        80,549,952

INVESTING ACTIVITIES
  Additions to theatre properties and equipment                 (27,569,807)      (17,144,549)
  Sale of theatre properties and equipment                        2,303,440         1,725,279
  Investment in affiliates                                           (3,314)              -
  Dividends/capital returned from affiliates                        300,465           594,340
                                                             ---------------------------------

      Net cash used for investing activities                    (24,969,216)      (14,824,930)

FINANCING ACTIVITIES
  Issuance of senior subordinated notes                         375,225,000               -
  Retirement of senior subordinated notes                      (275,000,000)              -
  Increase in long-term debt                                    403,512,451        44,745,196
  Decrease in long-term debt                                   (536,218,329)      (90,984,320)
  Increase in debt issue cost                                   (15,598,321)              -
  Increase in minority investment in subsidiaries                 3,473,150           421,855
  Decrease in minority investment in subsidiaries                  (642,097)      (10,902,187)
                                                             ---------------------------------

      Net cash used for financing activities                    (45,248,146)      (56,719,456)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                1,060,780        (6,411,626)
                                                             ---------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (12,864,031)        2,593,940

CASH AND CASH EQUIVALENTS:
  Beginning of period                                            63,718,515        50,199,223
                                                             ---------------------------------

  End of period                                              $   50,854,484    $   52,793,163
                                                             =================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       CINEMARK USA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Company and Basis of Presentation

        Cinemark USA, Inc. and its subsidiaries (the "Company") is one of the leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation, with theatres in the United States ("U.S."), Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Colombia and the United Kingdom. The Company also provides management services for additional theatres in the U.S. and Taiwan at September 30, 2003.

        The condensed consolidated financial statements have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these interim financial statements reflect all adjustments necessary to state fairly the financial position and results of operations as of, and for, the periods indicated. The condensed consolidated financial statements include the accounts of Cinemark USA, Inc. and its subsidiaries. Majority-owned subsidiaries that the Company controls are consolidated while those subsidiaries of which the Company owns between 20% and 50% and does not control are accounted for as affiliates under the equity method. Those subsidiaries of which the Company owns less than 20% are accounted for as affiliates under the cost method. The results of these subsidiaries and affiliates are included in the condensed consolidated financial statements effective with their formation or from their dates of acquisition. Significant intercompany balances and transactions are eliminated in consolidation. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

        These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and the notes thereto for the year ended December 31, 2002, included in the Annual Report filed March 19, 2003 on Form 10-K by the Company under the Securities Exchange Act of 1934. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be achieved for the full year.

2. Earnings Per Share

        Earnings per share are computed using the weighted average number of shares of Class A and Class B common stock outstanding during each period. The following table sets forth the computation of basic and diluted earnings per share.

                                                       Three months ended                  Nine months ended
                                                          September 30,                      September 30,
                                                  -----------------------------      -----------------------------
                                                      2003            2002               2003            2002
                                                      ----            ----               ----            ----
  Income before accounting change                 $ 14,628,959    $ 10,335,976       $ 28,463,979    $ 34,626,080
                                                  -----------------------------      -----------------------------
  Basic:
  Weighted average common shares outstanding           184,148         184,148            184,148         184,148
                                                  -----------------------------      -----------------------------
  Income before accounting change per common
  share                                           $      79.44    $      56.13       $     154.57    $     188.03
                                                  =============================      =============================

  Diluted:
  Weighted average common shares outstanding           184,148         184,148            184,148         184,148
  Net effect of potentially dilutive shares                -               -                  -               -
                                                  -----------------------------      -----------------------------
  Weighted average common and common
  equivalent shares outstanding                        184,148         184,148            184,148         184,148
                                                  -----------------------------      -----------------------------
  Income before accounting change per common
  and common equivalent share                     $      79.44    $      56.13       $     154.57    $     188.03
                                                  =============================      =============================

        Basic income per share is computed by dividing income by the weighted average number of shares of common stock of all classes outstanding during the period. Diluted income per share is computed by dividing income by the weighted average number of shares of common stock and potentially dilutive common stock outstanding using the treasury stock method.

        On May 16, 2002, Cinemark, Inc. was formed as the Delaware holding company of Cinemark USA, Inc. Under a share exchange agreement, dated May 17, 2002, and after giving effect to a reverse stock split, each outstanding share and each outstanding option to purchase shares of Cinemark USA, Inc. was exchanged for shares and options to purchase shares, respectively, of common stock of Cinemark, Inc. (the "Share Exchange"). As a result of the Share Exchange, the Company no longer has any options outstanding under existing stock option plans and its weighted average common and common equivalent shares outstanding for the three and nine month periods ended September 30, 2003 and 2002 do not include options to purchase shares of Cinemark, Inc.'s common stock.

3. Stock Option Accounting

        As a result of the Share Exchange, the Company no longer has any options outstanding under existing stock option plans. However, compensation expense resulting from amortization of unearned compensation related to outstanding stock options of Cinemark, Inc. is reflected in the Company's condensed consolidated statements of operations.

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

                                                       Three months ended                   Nine months ended
                                                          September 30,                       September 30,
                                                  -----------------------------      -----------------------------
                                                      2003            2002                2003            2002
                                                      ----            ----                ----            ----
  Net income as reported                          $ 14,628,959    $ 10,335,976       $ 28,463,979    $ 31,236,301
  Compensation expense included in
  reported net income, net of tax                      273,233         274,298            821,828         828,856
  Compensation expense under fair value
  method, net of tax                                  (338,351)       (339,416)        (1,017,180)     (1,024,211)
                                                  -----------------------------      -----------------------------
  Pro-forma net income                            $ 14,563,841    $ 10,270,858       $ 28,268,627    $ 31,040,946
                                                  =============================      =============================

  Basic earnings per share:
  As reported                                     $      79.44    $      56.13       $     154.57    $     169.63
  Pro-forma                                       $      79.09    $      55.78       $     153.51    $     168.57

  Diluted earnings per share:
  As reported                                     $      79.44    $      56.13       $     154.57    $     169.63
  Pro-forma                                       $      79.09    $      55.78       $     153.51    $     168.57

        No stock options were granted during 2002 or during the nine month period ended September 30, 2003. The fair value of each option grant is estimated on the date of grant using the multiple option approach of the Black-Scholes option pricing model with the following assumptions: dividend yield of 0 percent; an expected life of 6.5 years; expected volatility of approximately 38 percent; and risk-free interest rates of approximately 5% at the time of the last option grant date in 2001.

4. Goodwill and Other Intangible Assets

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002 and as such, the Company's goodwill and other intangible assets that have been deemed to have indefinite lives are no longer being amortized and are subject to annual impairment tests. As of January 1, 2002, the Company performed the required transitional impairment tests of goodwill and other intangible assets with indefinite useful lives, and as a result, recorded impairment charges of $3,325,611 and $64,168, respectively. These charges are reflected as a cumulative effect of a change in accounting principle in the condensed consolidated statement of operations for the nine month period ended September 30, 2002.

        During the nine month period ended September 30, 2002, the Company recorded additional goodwill impairment of $558,398 due to a write-down to fair value of goodwill associated with the Company's Argentine operations. The impairment charge is reported as a component of asset impairment loss on the condensed consolidated statement of operations. As of December 31, 2002, the Company performed the required annual impairment tests of goodwill and other intangible assets with indefinite useful lives and no additional impairment was present. Goodwill and other intangible assets can be affected by foreign currency adjustments from translating foreign subsidiary financial statements into U.S. dollars.

        Goodwill and other intangible assets at September 30, 2003 and December 31, 2002 were as follows:

                                                         September 30,      December 31,
                                                             2003               2002
                                                             ----               ----
  Amortized Other Intangible Assets:
  Capitalized licensing fees                             $  9,000,000       $  9,000,000
  Other intangible assets                                     516,277             72,403
  Less - accumulated amortization                          (1,534,682)        (1,139,070)
                                                         --------------------------------
  Net other intangible assets                            $  7,981,595       $  7,933,333
                                                         ================================

  Unamortized Goodwill and Other Intangible Assets:
  Goodwill                                               $ 10,997,693       $ 10,751,844
  Other intangible assets                                      16,163             16,163
                                                         --------------------------------
                                                         $ 11,013,856       $ 10,768,007
                                                         ================================

        Aggregate amortization expense for the nine month period ended September 30, 2003 of $490,981 consists of $395,612 of amortization of other intangible assets and $95,369 of amortization of other assets. Estimated aggregate future amortization expense for other intangible assets is as follows:

  For the twelve month period ended September 30, 2004   $    527,018
  For the twelve month period ended September 30, 2005        527,018
  For the twelve month period ended September 30, 2006        527,018
  For the twelve month period ended September 30, 2007        527,018
  For the twelve month period ended September 30, 2008        527,018
  Thereafter                                                5,346,505
                                                         -------------
  Total                                                  $  7,981,595
                                                         =============

5. Long-Lived Assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews long-lived assets, including goodwill, for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. The Company's approach to its evaluation for impairment is discussed in the Critical Accounting Policies section of the Company's 2002 Annual Report filed March 19, 2003 on Form 10-K.

        During the nine month period ended September 30, 2003, the Company wrote-down long-lived assets of certain properties to their fair values, which resulted in asset impairment charges of $4.6 million. The charges recorded included a $2.5 million write-down of one theatre in the United Kingdom, a $1.3 million write-down of one theatre in Mexico and a $0.8 million write-down of one theatre in the U.S. During the nine month period ended September 30, 2002, the Company recorded asset impairment charges of $0.8 million which included a $0.6 million write-down of goodwill associated with the Company's Argentine operations and a $0.2 million write-down of one theatre in El Salvador.

6. Foreign Currency Translation

        The accumulated other comprehensive loss account included in shareholder's equity of $87,301,578 and $89,793,460 at September 30, 2003 and December 31, 2002, respectively, primarily relates to the cumulative foreign currency adjustments from translating the financial statements of Cinemark Argentina, S.A., Cinemark Brasil S.A. and Cinemark de Mexico, S.A. de C.V. into U.S. dollars.

        For 2002 and 2003, all foreign countries in which the Company had operations, including Argentina, Brazil and Mexico were deemed non-highly inflationary. Thus, the Company records a foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase or reduction to shareholder's equity for any fluctuation in foreign currencies.

        On September 30, 2003, the exchange rate for the Argentine peso was 2.9 pesos to the U.S. dollar (the exchange rate was 3.4 pesos to the U.S. dollar at December 31, 2002). The translation of the September 30, 2003 Argentine financial statements into U.S. dollars resulted in a foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase to shareholder's equity of approximately $2 million at September 30, 2003. At September 30, 2003, total assets of Cinemark Argentina, S.A. were approximately U.S. $16 million.

        On September 30, 2003, the exchange rate for the Brazilian real was 2.9 reais to the U.S. dollar (the exchange rate was 3.5 reais to the U.S. dollar at December 31, 2002). The translation of the September 30, 2003 Brazilian financial statements into U.S. dollars resulted in a foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase to shareholder's equity of approximately $4 million at September 30, 2003. At September 30, 2003, total assets of Cinemark Brasil S.A. were approximately U.S. $59 million.

        On September 30, 2003, the exchange rate for the Mexican peso was 11.0 pesos to the U.S. dollar (the exchange rate was 10.4 pesos to the U.S. dollar at December 31, 2002). The translation of the September 30, 2003 Mexican financial statements into U.S. dollars resulted in a foreign currency translation adjustment to the accumulated other comprehensive loss account as a decrease to shareholder's equity of approximately $5 million at September 30, 2003. At September 30, 2003, total assets of Cinemark de Mexico, S.A. de C.V. were approximately U.S. $82 million.

7. Comprehensive Income (Loss)

        SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The following components are reflected in the Company's comprehensive income (loss):

                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
                                                ----------------------------------------------------------------
                                                    2003            2002                2003            2002
                                                    ----            ----                ----            ----
  Net income                                    $ 14,628,959    $ 10,335,976       $ 28,463,979    $ 31,236,301
  Foreign currency translation
  adjustment                                      (5,221,987)     (8,492,818)         2,491,882     (35,089,842)
                                                ----------------------------------------------------------------
  Comprehensive income (loss)                   $  9,406,972    $  1,843,158       $ 30,955,861    $ (3,853,541)
                                                ================================================================

8. Supplemental Cash Flow Information

        The following is provided as supplemental information to the condensed consolidated statements of cash flows:

                                                      Nine Months Ended
                                                        September 30,
                                                ----------------------------
                                                    2003            2002
                                                    ----            ----
  Cash paid for interest                        $ 53,471,647    $ 50,173,593
  Cash paid for income taxes (net of refunds)      4,665,136      10,966,070

9. Long-Term Debt Refinancing

        On February 11, 2003, the Company issued $150 million principal amount of 9% Senior Subordinated Notes to qualified institutional buyers in reliance on Rule 144A which were subsequently registered under the Securities Act of 1933. Interest is payable on February 1 and August 1 of each year, beginning August 1, 2003. The notes mature on February 1, 2013. The net proceeds of approximately $145.9 million from the issuance of the 9% Senior Subordinated Notes were used to repay a portion of the Company's then existing Credit Facility.

        On February 14, 2003, the Company entered into a new senior secured credit facility consisting of a $75 million five-year revolving credit line and a $125 million term loan with Lehman Commercial Paper, Inc. for itself and as administrative agent for a syndicate of lenders. The net proceeds from the senior secured credit facility were used to repay, in full, the then existing Credit Facility and the Cinema Properties Facility. The term loan matures on March 31, 2008, but will be extended to March 31, 2009 if, on or prior to May 31, 2007, the maturity of the Company's existing senior subordinated debt is extended beyond September 30, 2009.

        On May 7, 2003, the Company issued an additional $210 million principal amount of 9% Senior Subordinated Notes at a premium of 107.25% of the principal amount to qualified institutional buyers in reliance on Rule 144A which were subsequently registered under the Securities Act of 1933. The new notes were offered as additional debt securities under the indenture pursuant to which, on February 11, 2003, the Company issued $150 million principal amount of 9% Senior Subordinated Notes. Interest is payable on February 1 and August 1 of each year, beginning August 1, 2003. The notes mature on February 1, 2013. The net proceeds of this add-on issuance of $226.7 million, which included a premium of $15.2 million, and additional borrowings under the Company's senior secured credit facility were utilized to fund the purchase on May 16, 2003 of approximately $233 million principal amount of outstanding 9 5/8% Senior Subordinated Notes tendered as of midnight on May 15, 2003 pursuant to a tender offer announced on April 18, 2003.

        On August 18, 2003, the Company amended the senior secured credit facility with Lehman Commercial Paper, Inc. for itself and as administrative agent for a syndicate of lenders, to provide a $165 million term loan expiring on March 31, 2008 subject to the extensions noted above as permitted by the senior secured credit facility. The net proceeds of the $165 million term loan and additional borrowings under the $75 million five-year revolving credit line were used to (i) repay $124.7 million of term loans outstanding under the Company's senior secured credit facility entered into February 14, 2003, and
(ii) redeem the remaining $42 million principal amount of the Company's outstanding 9 5/8% Senior Subordinated Notes on September 18, 2003.

        Under the amended term loan, principal payments of $412,500 are due each calendar quarter through March 31, 2007 and increase to $39,703,125 each calendar quarter from June 30, 2007 to maturity at March 31, 2008. The amended term loan bears interest, at the Company's option, at: (A) the base rate plus a margin of 1.75% or (B) the eurodollar rate plus a margin of 2.50%.

        Borrowings under the revolving credit line bear interest, at the Company's option, at: (A) a margin of 2.00% per annum plus a "base rate" equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, or (B) a "eurodollar rate" equal to the rate at which eurodollar deposits are offered in the interbank eurodollar market for terms of one, two, three or six, or (if available to all lenders in their sole discretion) nine or twelve months, as selected by the Company, plus a margin of 3.00% per annum. After September 30, 2003 the margin applicable to base rate loans will range from 1.25% per annum to 2.00% per annum and the margin applicable to eurodollar rate loans will range from 2.25% per annum to 3.00% per annum based upon the Company achieving certain ratios of debt to consolidated EBITDA (as defined in the senior secured credit facility).

        The senior secured credit facility is guaranteed by the guarantors of the Senior Subordinated Notes and is secured by mortgages on certain fee and leasehold properties and security interests on certain personal and intangible property, including without limitation, pledges of all of the capital stock of certain domestic subsidiaries and 65% of the voting stock of certain of the Company's foreign subsidiaries.

        The Company recorded a loss on early retirement of debt of $7,528,269 during the nine month period ended September 30, 2003, which included (i) $1,645,759 of unamortized debt issue costs associated with the retirement of the Company's then existing Credit Facility and the Cinema Properties Facility that occurred during the first quarter of 2003; (ii) $5,612,377 of unamortized debt issue costs, unamortized bond premiums/discounts and tender offer repurchase costs associated with the tender offer to repurchase and subsequent retirement of approximately $233 million principal amount of outstanding 9 5/8% Senior Subordinated Notes that occurred during the second quarter of 2003; and (iii) $270,133 of unamortized debt issue costs, unamortized bond premiums/discounts and other fees associated with the redemption of the remaining $42 million principal amount of the Company's 9 5/8% Senior Subordinated Notes due 2008 that occurred during the third quarter of 2003.

10. Financial Information About Geographic Areas

        The Company operates in one business segment as a motion picture exhibitor. The Company has operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Colombia and the United Kingdom, which are reflected in the condensed consolidated financial statements. Below is a breakdown of select financial information by geographic area:

                                                      Nine Months Ended
                                                        September 30,
                                                        -------------
  Revenues                                          2003            2002
  --------                                          ----            ----
  U.S. and Canada                               $543,890,714    $546,110,817
  Mexico                                          53,784,278      66,448,495
  Brazil                                          55,355,517      52,516,519
  Other foreign countries                         53,325,241      48,170,534
  Eliminations                                      (789,522)       (708,468)
                                                -----------------------------
  Total                                         $705,566,228    $712,537,897
                                                =============================

                                                September 30,   December 31,
  Theatre Properties and Equipment, net             2003            2002
  -------------------------------------             ----            ----
  U.S. and Canada                               $614,796,267    $633,896,654
  Mexico                                          63,526,184      67,990,885
  Brazil                                          42,734,488      37,892,202
  Other foreign countries                         49,312,871      51,950,762
                                                -----------------------------
  Total                                         $770,369,810    $791,730,503
                                                =============================

11. New Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires, among other things, that gains and losses on the early extinguishment of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishment of debt are effective for fiscal years beginning after May 15, 2002. This statement became effective for the Company on January 1, 2003. See note 9 for discussion of the loss on early retirement of debt recorded in the three and nine month periods ended September 30, 2003 in conjunction with the Company's long-term debt refinancing.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The FASB staff recently issued a FASB Staff Position that deferred the effective date of FIN 46 until December 31, 2003 for variable interest entities created before February 1, 2003. The Company does not expect this statement to have a material impact on its condensed consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. Adoption of SFAS No. 149 did not have a material impact on the Company's condensed consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as temporary equity. This statement will be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 does not impact the Company's condensed consolidated financial statements.

12. Related Party Transactions

        The Company manages one theatre with twelve screens for Laredo Theatre, Ltd ("Laredo"). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell's son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000,000 and 3% of annual theater revenues in excess of $50,000,000. The Company recorded $171,796 of management fee revenues and received $675,000 of distributions from Laredo during the nine month period ended September 30, 2003. All such amounts are included in the Company's condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

        The  Company  manages  one  theatre  with  eight  screens  for  Mitchell
Theatres. Mitchell Theatres is 100% owned by members of Lee Roy Mitchell's family. Under the agreement, management fees are paid by Mitchell Theatres to the Company at a rate of 5% of annual theatre revenues. The term ends in November 2003. However, the Company has the option to renew for one or more five-year periods. The Company recorded $24,348 of management fee revenues from Mitchell Theatres during the nine month period ended September 30, 2003.

        The Company leases one theatre with seven screens from Plitt Plaza Joint Venture ("Plitt Plaza"). Plitt Plaza is indirectly owned by Lee Roy Mitchell. The annual rent is approximately $264,000 plus certain taxes, maintenance expenses, insurance, and a percentage of gross admissions and concession receipts in excess of certain amounts. The Company recorded $209,040 of facility lease expense payable to Plitt Plaza during the nine month period ended September 30, 2003. The lease for this theatre expired in July 2003, at which time the lease became month-to-month. The Company has plans to open a new theatre in the same city (scheduled to open in December 2003) and is currently negotiating new lease terms for the existing theatre.

        The Company entered into a profit participation agreement on May 17, 2002 with its President, Alan Stock, pursuant to which Mr. Stock receives a profit interest in two recently built theatres once the Company has recovered its capital investment in these theatres plus its borrowing costs. Under this agreement, operating losses and disposition losses for any year are allocated 100% to the Company. Operating profits and disposition profits for these theatres for any fiscal year are allocated first to the Company to the extent of total operating losses and losses from any disposition of these theatres. Thereafter, net cash from operations from these theatres or from any disposition of these theatres is paid first to the Company until such payments equal the Company's investment in these theatres, plus interest, and then 51% to the Company and 49% to Mr. Stock. In the event that Mr. Stock's employment is terminated without cause, profits will be distributed according to this formula without first allowing the Company to recoup its investment plus interest thereon. No amounts have been paid to Mr. Stock to date pursuant to the profit participation agreement. Upon completion of an initial public offering of Cinemark, Inc.'s common stock, the Company will have the option to purchase Mr. Stock's interest in the theatres for a price equal to the fair market value of the profit interest, as determined by an independent appraiser. The Company does not intend to enter into similar arrangements with its executive officers in the future.

13. Litigation and Litigation Settlements

        In March 1999, the Department of Justice filed suit in the U.S. District Court, Northern District of Ohio, Eastern Division, against the Company alleging certain violations of the Americans with Disabilities Act of 1990 (the "ADA") relating to the Company's wheelchair seating arrangements and seeking remedial action. An order granting summary judgment to the Company was issued in November 2001. The Department of Justice appealed the district court's ruling with the Sixth Circuit Court of Appeals. On November 7, 2003, the Sixth Circuit Court of Appeals reversed the summary judgment and sent the case back to the district court for further review without deciding whether wheelchair seating at the Company's theatres comply with the ADA. The Sixth Circuit Court of Appeals also stated that if the district court found that the theatres did not comply with the ADA, any remedial action should be prospective only. If the Company loses this litigation, the Company's financial position, results of operations and cash flows may be materially and adversely affected. The Company is unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

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

        In May 2002, Robert Todd on behalf of Robert Preston Todd, his minor child and "all individuals who are deaf or are severely hearing impaired" brought this case in the United States District Court for the Southern District of Texas, Houston Division against several movie theatre operators, including AMC Entertainment, Inc., Regal Entertainment, Inc., the Company and Century
Theaters as well as eight movie production companies. The lawsuit alleges violation of Title III of the ADA and the First Amendment to the Constitution of the United States. Plaintiffs seek unspecified injunctive relief, unspecified declaratory relief, unspecified monetary damages (both actual and punitive) and unspecified attorney's fees. The Company has denied any violation of law and has vigorously defended against all claims. On March 7, 2003, the federal district judge presiding over the case granted summary judgment to the defendants on the alleged First Amendment violations. On August 5, 2003, the federal district judge presiding over the case granted summary judgment to the defendants on the alleged ADA violations. The plaintiffs have appealed the August 5, 2003 decision. The Company is unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent the Company's potential liability with respect to such proceeding is not material in the aggregate to the Company's financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

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

14. Condensed Consolidated Financial Statements of Subsidiary Guarantors

        The Company has outstanding $105 million principal amount of 8 1/2% Senior Subordinated Notes due 2008 and $360 million principal amount of 9%
Senior Subordinated Notes due 2013. All of the Company's Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by the following subsidiaries of Cinemark USA, Inc.:

        Cinemark, L.L.C., Sunnymead Cinema Corp., Cinema Properties, Inc., Greeley Holdings, Inc. (formerly known as Cinemark Paradiso, Inc.), Trans Texas Cinema, Inc., Missouri City Central 6, Inc., Cinemark Mexico (USA), Inc., Cinemark Leasing Company, Cinemark Partners I, Inc., Multiplex Properties, Inc., Multiplex Services, Inc., CNMK Investments, Inc., CNMK Delaware Investments I, L.L.C., CNMK Delaware Investments II, L.L.C., CNMK Delaware Investments Properties, L.P., CNMK Texas Properties, Ltd., Laredo Theatre, Ltd. and Cinemark Investments Corporation.

The following supplemental condensed consolidating financial statements present:

        1. Condensed consolidating balance sheets as of September 30, 2003 and December 31, 2002 and condensed consolidating statements of operations and cash flows for each of the nine month periods ended September 30, 2003 and 2002.

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

SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
SEPTEMBER 30, 2003

                                                                Parent      Subsidiary    Subsidiary
ASSETS                                                          Company     Guarantors  Non-Guarantors  Eliminations   Consolidated

CURRENT ASSETS
  Cash and cash equivalents                                  $  4,458,630  $  2,295,027  $ 44,100,827  $         -     $ 50,854,484
  Inventories                                                   1,597,551       956,781     1,251,385            -        3,805,717
  Accounts receivable                                          31,974,602     5,711,022     6,929,397    (30,051,007)    14,564,014
  Income tax receivable                                           659,562        28,900      (688,462)           -              -
  Prepaid expenses and other                                    4,502,364     1,352,611     2,440,599     (2,005,000)     6,290,574
                                                             -----------------------------------------------------------------------

    Total current assets                                       43,192,709    10,344,341    54,033,746    (32,056,007)    75,514,789

THEATRE PROPERTIES AND EQUIPMENT - net                        300,435,506   295,807,396   174,126,908            -      770,369,810

OTHER ASSETS
  Goodwill                                                      7,897,512       412,327     2,891,750       (203,896)    10,997,693
  Investments in and advances to affiliates                   489,405,982   352,465,607    28,977,277   (867,828,024)     3,020,842
  Deferred charges and other - net                             22,569,074     1,217,999    72,348,035    (57,960,409)    38,174,699
                                                             -----------------------------------------------------------------------

    Total other assets                                        519,872,568   354,095,933   104,217,062   (925,992,329)    52,193,234
                                                             -----------------------------------------------------------------------

TOTAL ASSETS                                                 $863,500,783  $660,247,670  $332,377,716  $(958,048,336)  $898,077,833
                                                             =======================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                          $  1,705,629  $        -    $  4,779,540  $         -     $  6,485,169
  Current income taxes payable                                  7,791,600           -      (1,572,068)           -        6,219,532
  Accounts payable and accrued expenses                        44,654,215    39,666,081    34,756,055    (30,011,858)    89,064,493
                                                             -----------------------------------------------------------------------

    Total current liabilities                                  54,151,444    39,666,081    37,963,527    (30,011,858)   101,769,194

LONG-TERM LIABILITIES
  Long-term debt, less current portion                        670,037,507    43,737,910    83,856,826   (144,352,219)   653,280,024
  Deferred income taxes                                        12,346,091    11,509,262    (6,656,002)           -       17,199,351
  Other long-term liabilities and deferrals                    28,421,741    72,194,039     5,228,132    (71,995,000)    33,848,912
                                                             -----------------------------------------------------------------------

    Total long-term liabilities                               710,805,339   127,441,211    82,428,956   (216,347,219)   704,328,287

MINORITY INTERESTS IN SUBSIDIARIES                                    -       1,201,289    31,236,099            -       32,437,388

SHAREHOLDER'S EQUITY
  Common stock                                                 49,546,772        25,789   111,543,706   (111,572,825)    49,543,442
  Other shareholder's equity                                   48,997,228   491,913,300    69,205,428   (600,116,434)     9,999,522
                                                             -----------------------------------------------------------------------

    Total shareholder's equity                                 98,544,000   491,939,089   180,749,134   (711,689,259)    59,542,964
                                                             -----------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                   $863,500,783  $660,247,670  $332,377,716  $(958,048,336)  $898,077,833
                                                             =======================================================================

SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                                Parent      Subsidiary    Subsidiary
                                                                Company     Guarantors  Non-Guarantors  Eliminations   Consolidated

REVENUES                                                     $332,583,473  $248,802,625  $173,168,682  $ (48,988,552)  $705,566,228

COSTS AND EXPENSES
  Cost of operations                                          287,320,256   156,771,099   129,775,725    (49,358,313)   524,508,767
  General and administrative expenses                           3,268,417    18,469,786     9,440,490        369,761     31,548,454
  Depreciation and amortization                                16,021,484    16,461,460    17,030,728            -       49,513,672
  Asset impairment loss                                               -         820,493     3,740,352            -        4,560,845
  (Gain) loss on sale of assets and other                         254,345    (1,021,558)        8,691            -         (758,522)
                                                             -----------------------------------------------------------------------
    Total costs and expenses                                  306,864,502   191,501,280   159,995,986    (48,988,552)   609,373,216
                                                             -----------------------------------------------------------------------

OPERATING INCOME                                               25,718,971    57,301,345    13,172,696            -       96,193,012

OTHER INCOME (EXPENSE)
  Interest expense                                            (39,345,837)   (4,102,551)   (5,657,112)     9,022,210    (40,083,290)
  Amortization of debt issue cost                              (1,578,077)     (130,329)      (26,905)           -       (1,735,311)
  Interest income                                               4,124,949     5,117,008     1,376,246     (9,022,210)     1,595,993
  Foreign currency exchange gain                                      -             -         138,904            -          138,904
  Loss on early retirement of debt                             (6,644,647)     (883,622)          -              -       (7,528,269)
  Equity in income (loss) of affiliates                        51,600,662     3,144,182       358,589    (54,531,186)       572,247
  Minority interests in income of subsidiaries                        -        (189,986)   (2,701,420)           -       (2,891,406)
                                                             -----------------------------------------------------------------------
    Total other income (expense)                                8,157,050     2,954,702    (6,511,698)   (54,531,186)   (49,931,132)
                                                             -----------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                              33,876,021    60,256,047     6,660,998    (54,531,186)    46,261,880

Income taxes                                                    5,409,926     9,056,085     3,331,890            -       17,797,901
                                                             -----------------------------------------------------------------------

NET INCOME (LOSS)                                            $ 28,466,095  $ 51,199,962  $  3,329,108  $ (54,531,186)  $ 28,463,979
                                                             =======================================================================

SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                                Parent      Subsidiary    Subsidiary
                                                                Company     Guarantors  Non-Guarantors  Eliminations   Consolidated

OPERATING ACTIVITIES
  Net income (loss)                                          $ 28,466,095  $ 51,199,962  $  3,329,108  $ (54,531,186)  $ 28,463,979

  Noncash items in net income (loss):
    Depreciation and amortization                              15,222,685    16,591,789    18,410,878            -       50,225,352
    Loss on impairment of assets                                      -         820,493     3,740,352            -        4,560,845
    (Gain) loss on sale of assets and other                       254,345    (1,021,558)        8,691            -         (758,522)
    Loss on early retirement of debt                            6,644,647       883,622           -              -        7,528,269
    Deferred lease expenses                                     8,842,519    (7,533,452)      897,255            -        2,206,322
    Deferred income tax expenses                                1,970,668     3,483,672       574,883            -        6,029,223
    Equity in (income) loss of affiliates                     (51,600,662)   (3,144,182)     (358,589)    54,531,186       (572,247)
    Minority interests in income of subsidiaries                      -         189,986     2,701,420            -        2,891,406
  Cash provided by (used for) operating working capital       (36,845,355)     (648,898)    1,666,397     (8,454,220)   (44,282,076)
                                                             -----------------------------------------------------------------------

      Net cash provided by (used for) operating activities    (27,045,058)   60,821,434    30,970,395     (8,454,220)    56,292,551

INVESTING ACTIVITIES
  Additions to theatre properties and equipment                (6,067,434)   (9,481,458)  (12,020,915)           -      (27,569,807)
  Sale of theatre properties and equipment                         86,063     2,065,377       152,000            -        2,303,440
  Net transactions with affiliates                            (34,359,586)  (20,524,917)   (6,565,545)    61,747,199        297,151
                                                             -----------------------------------------------------------------------

      Net cash provided by (used for) investing activities    (40,340,957)  (27,940,998)  (18,434,460)    61,747,199    (24,969,216)

FINANCING ACTIVITIES
  Issuance of senior subordinated notes                       375,225,000           -             -              -      375,225,000
  Retirement of senior subordinated notes                    (275,000,000)          -             -              -     (275,000,000)
  Increase in long-term debt                                  403,512,451           -             -              -      403,512,451
  Decrease in long-term debt                                 (453,632,229)  (74,335,900)   (8,250,200)           -     (536,218,329)
  Increase in debt issue cost                                 (15,598,321)          -             -              -      (15,598,321)
  Change in intercompany notes                                 27,850,000    20,140,000     5,302,979    (53,292,979)           -
  Increase in minority investment in subsidiaries                     -             -       3,473,150            -        3,473,150
  Decrease in minority investment in subsidiaries                     -        (225,000)     (417,097)           -         (642,097)
                                                             -----------------------------------------------------------------------

      Net cash provided by (used for) financing activities     62,356,901   (54,420,900)      108,832    (53,292,979)   (45,248,146)

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                                        -             -       1,060,780            -        1,060,780
                                                             -----------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (5,029,114)  (21,540,464)   13,705,547            -      (12,864,031)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                           9,487,744    23,835,491    30,395,280            -       63,718,515
                                                             -----------------------------------------------------------------------

  End of period                                              $  4,458,630  $  2,295,027  $ 44,100,827  $         -     $ 50,854,484
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
                                                             =======================================================================

SUBSIDIARY GUARANTORS
CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                Parent      Subsidiary    Subsidiary
                                                                Company     Guarantors  Non-Guarantors  Eliminations   Consolidated

REVENUES                                                     $341,372,770  $235,039,449  $178,326,272  $ (42,200,594)  $712,537,897

COSTS AND EXPENSES
  Cost of operations                                          269,809,372   167,011,339   128,170,342    (42,200,594)   522,790,459
  General and administrative expenses                          22,501,573           -       9,674,223            -       32,175,796
  Depreciation and amortization                                16,545,135    16,132,132    17,909,833            -       50,587,100
  Asset impairment loss                                               -         558,398       223,378            -          781,776
  Loss on sale of assets and other                                307,737       152,947       265,349            -          726,033
                                                             -----------------------------------------------------------------------
    Total costs and expenses                                  309,163,817   183,854,816   156,243,125    (42,200,594)   607,061,164
                                                             -----------------------------------------------------------------------

OPERATING INCOME                                               32,208,953    51,184,633    22,083,147            -      105,476,733

OTHER INCOME (EXPENSE)
  Interest expense                                            (40,860,665)   (3,100,534)   (6,926,922)     8,527,432    (42,360,689)
  Amortization of debt issue cost                              (1,689,051)      (73,751)      (10,708)           -       (1,773,510)
  Interest income                                               1,589,485     7,236,461     1,420,611     (8,527,432)     1,719,125
  Foreign currency exchange loss                                      -             -      (6,185,798)           -       (6,185,798)
  Equity in income (loss) of affiliates                        47,380,684     7,372,503       389,502    (54,589,602)       553,087
  Minority interests in (income) loss of subsidiaries                 -        (167,015)      172,640            -            5,625
                                                             -----------------------------------------------------------------------
    Total other income (expense)                                6,420,453    11,267,664   (11,140,675)   (54,589,602)   (48,042,160)
                                                             -----------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                    38,629,406    62,452,297    10,942,472    (54,589,602)    57,434,573

Income taxes                                                    6,929,765    12,944,177     2,934,551            -       22,808,493
                                                             -----------------------------------------------------------------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF AN
  ACCOUNTING CHANGE                                            31,699,641    49,508,120     8,007,921    (54,589,602)    34,626,080

  Cumulative effect of a change in accounting principle,
   net of income tax benefit of $0.                               (91,394)   (3,298,385)          -              -       (3,389,779)
                                                             -----------------------------------------------------------------------

NET INCOME (LOSS)                                            $ 31,608,247  $ 46,209,735  $  8,007,921  $ (54,589,602)  $ 31,236,301
                                                             =======================================================================

SUBSIDIARY GUARANTORS
CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                Parent      Subsidiary    Subsidiary
                                                                Company     Guarantors  Non-Guarantors  Eliminations   Consolidated

OPERATING ACTIVITIES
  Net income (loss)                                          $ 31,608,247  $ 46,209,735  $  8,007,921  $ (54,589,602)  $ 31,236,301

  Noncash items in net income (loss):
    Depreciation and amortization                              15,127,544    16,205,882    19,305,054            -       50,638,480
    Loss on impairment of assets                                      -         558,398       223,378            -          781,776
    Loss on sale of assets and other                              307,737       152,947       265,349            -         726,033
    Deferred lease expenses                                     1,183,115       254,450        66,237            -        1,503,802
    Deferred income tax expenses                                2,017,061    10,533,617        (2,264)           -       12,548,414
    Equity in (income) loss of affiliates                     (47,380,684)   (7,372,503)     (389,502)    54,589,602       (553,087)
    Minority interests in income (loss) of subsidiaries               -         167,015      (172,640)           -           (5,625)
    Cumulative effect of an accounting change                      91,394     3,298,385           -              -        3,389,779
  Cash provided by (used for) operating working capital       (19,258,612)   56,593,580   (64,027,099)     6,976,210    (19,715,921)
                                                             -----------------------------------------------------------------------

      Net cash provided by (used for) operating activities    (16,304,198)  126,601,506   (36,723,566)     6,976,210     80,549,952

INVESTING ACTIVITIES
  Additions to theatre properties and equipment                (4,146,630)   (3,689,135)   (9,308,784)           -      (17,144,549)
  Sale of theatre properties and equipment                      1,725,279           -             -              -        1,725,279
  Net transactions with affiliates                             25,002,391  (116,801,428)   13,168,215     79,225,162        594,340
                                                             -----------------------------------------------------------------------

      Net cash provided by (used for) investing activities     22,581,040  (120,490,563)    3,859,431     79,225,162    (14,824,930)

FINANCING ACTIVITIES
  Increase in long-term debt                                   42,514,736           -       2,230,460            -       44,745,196
  Decrease in long-term debt                                  (75,555,629)   (4,500,000)  (10,928,691)           -      (90,984,320)
  Change in intercompany notes                                 21,738,000      (225,000)   64,688,372    (86,201,372)           -
  Increase in minority investment in subsidiaries                     -             -         421,855            -          421,855
  Decrease in minority investment in subsidiaries                     -        (175,000)  (10,727,187)           -      (10,902,187)
                                                             -----------------------------------------------------------------------

      Net cash provided by (used for) financing activities    (11,302,893)   (4,900,000)   45,684,809    (86,201,372)   (56,719,456)

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                                        -             -      (6,411,626)           -       (6,411,626)
                                                             -----------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (5,026,051)    1,210,943     6,409,048            -        2,593,940

CASH AND CASH EQUIVALENTS:
  Beginning of period                                           8,590,808    12,560,326    29,048,089            -       50,199,223
                                                             -----------------------------------------------------------------------

  End of period                                              $  3,564,757  $ 13,771,269  $ 35,457,137  $         -     $ 52,793,163
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

Overview

        We generate revenues primarily from box office receipts, concession sales and screen advertising sales. Revenues are recognized when admissions and concession sales are received and earned at the theatres and screen advertising is shown at the theatres. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the commercial appeal of the films released during the period reported. We generate additional revenues through vendor marketing programs, pay phones, ATM machines and electronic video games located in some of our theatres.

        Film rentals and advertising, concession supplies and salaries and wages vary directly with changes in revenues. Film rental costs are accrued based on the applicable box office receipts and either the mutually agreed upon firm terms or estimates of the final settlement depending on the film licensing arrangement. Advertising costs borne by us, which are expensed as incurred, are primarily fixed at the theatre level as daily movie directories placed in newspapers represent the largest component of advertising costs. The monthly cost of these ads is based on, among other things, the size of the directory and the frequency and size of the newspaper's circulation. We purchase concession supplies to replace units sold. Although salaries and wages include a fixed component of cost, (i.e. minimum staffing cost to operate a theatre facility during non-peak periods), salaries and wages move in relation to revenues as theatre staffing is adjusted to handle changes in attendance volume.

        Facility lease expense is primarily a fixed cost at the theatre level, as our facility leases generally require a fixed monthly minimum rent payment. Certain leases are also subject to additional percentage rent if a target annual revenue level is achieved. As a percentage of revenues, facility lease expense is also affected by the number of leased versus fee owned facilities.

        Utilities and other costs include certain fixed costs such as property taxes, certain variable costs such as liability insurance, and certain costs that possess both fixed and variable components, such as utilities, repairs and maintenance and security services.

Critical Accounting Policies

        We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are included in our 2002 Annual Report filed March 19, 2003 on Form 10-K. No significant changes have been made to our critical accounting policies during the period covered by this filing.

Results of Operations

        The  following  table  sets  forth,  for  the  periods  indicated,   the
percentage of revenues represented by certain items reflected in our condensed consolidated statements of operations:

                                                  % of Revenues          % of Revenues
                                               Three months ended      Nine months ended
                                                  September 30,          September 30,
                                               -------------------    -------------------
                                                  2003     2002          2003     2002
                                                  ----     ----          ----     ----
  Revenues
    Admissions                                    62.7%    63.4%         63.0%    63.9%
    Concession                                    32.0     31.2          31.8     31.1
    Other                                          5.3      5.4           5.2      5.0
                                               -------------------    -------------------
  Total revenues                                 100.0    100.0         100.0    100.0
                                               -------------------    -------------------

    Cost of operations                            73.8     73.3          74.3     73.4
    General and administrative expenses            4.5      4.2           4.5      4.5
    Depreciation and amortization                  6.6      7.1           7.0      7.1
    Asset impairment loss                          1.0       -            0.6      0.1
    (Gain) loss on sale of assets and other        0.1       -           (0.1)     0.1
                                               -------------------    -------------------
  Total costs and expenses                        86.0     84.6          86.3     85.2
                                               -------------------    -------------------

  Operating income                                14.0     15.4          13.7     14.8
                                               ===================    ===================

Three months ended September 30, 2003 and 2002

Revenues

        Revenues for the three month period ended September 30, 2003 (the "third quarter of 2003") increased to $252.6 million from $232.4 million for the three month period ended September 30, 2002 (the "third quarter of 2002"), representing an 8.7% increase. The increase in revenues for the third quarter is primarily related to a 5.2% increase in attendance from 45.3 million patrons for the third quarter of 2002 to 47.7 million patrons for the third quarter of 2003 and a 6.0% increase in concession revenues per patron. Revenues per screen increased 7.8% to $83,006 in the third quarter of 2003 from $77,026 for the third quarter of 2002.

Cost of Operations

        Cost of operations, as a percentage of revenues, increased to 73.8% for the third quarter of 2003 from 73.3% for the third quarter of 2002. Film rentals and advertising costs increased to 53.8% of admissions revenues for the third quarter of 2003 from 52.6% for the third quarter of 2002. The increase is primarily due to improved film quality during the third quarter of 2003 compared to the third quarter of 2002. Utilities and other costs increased to 11.6% of revenues for the third quarter of 2003 from 10.9% for the third quarter of 2002. The increase is primarily due to increased utilities, insurance and repairs and maintenance expense. Concession supplies decreased to 17.9% of concession revenues in the third quarter of 2003 from 18.4% in the third quarter of 2002. The decrease is primarily related to the successful implementation of a domestic price increase in the fourth quarter of 2002. Salaries and wages decreased to 10.2% of revenues in the third quarter of 2003 from 10.9% in the third quarter of 2002. The decrease is primarily due to the 8.7% increase in revenues and the semi-variable nature of salaries and wages.

General and Administrative Expenses

        General and administrative expenses increased to $11.3 million in the third quarter of 2003 from $9.7 million in the third quarter of 2002. As a percentage of revenues, general and administrative expenses increased to 4.5% for the third quarter of 2003 from 4.2% for the third quarter of 2002. The increase is primarily due to increased professional fees.

Depreciation and Amortization

        Depreciation and amortization of $16.7 million in the third quarter of 2003 was consistent with the $16.6 million recorded in the third quarter of 2002.

Asset Impairment Loss

        During the third quarter of 2003, we wrote down the long-lived assets of one theatre located in the United Kingdom to fair value, which resulted in an asset impairment charge of $2.5 million.

Interest Expense

        Interest costs incurred, which includes amortization of debt issue costs, was $13.1 million for the third quarter of 2003 compared to $14.1 million for the third quarter of 2002. The decrease is primarily due to reduced average debt outstanding during the third quarter of 2003 compared with the third quarter of 2002.

Foreign Currency Exchange Loss

        A foreign currency exchange loss of $3.9 million was recorded for the third quarter of 2002. The foreign currency exchange loss recorded during the third quarter of 2002 was primarily due to the translation of Cinemark Brasil S.A.'s debt denominated in other than local currency and the devaluation of the real during the third quarter of 2002.

Income Taxes

        Income tax expense of $7.8 million was recorded for the third quarter of 2003 compared to income tax expense of $9.2 million recorded for the third quarter of 2002. Our effective tax rate for the third quarter of 2003 was 34.7% compared to 47.2% for the third quarter of 2002.

Net Income

        We realized net income of $14.6 million for the third quarter of 2003 compared to net income of $10.3 million for the third quarter of 2002. The increase is primarily related to the 8.7% increase in revenues and the decrease in foreign currency exchange loss partially offset by the asset impairment loss recorded during the third quarter of 2003.

Nine months ended September 30, 2003 and 2002

Revenues

        Revenues for the nine month period ended September 30, 2003 ("the 2003 period") decreased to $705.6 million from $712.5 million for the nine month period ended September 30, 2002 ("the 2002 period"), representing a 1.0% decrease. The decrease in revenues for the 2003 period is primarily related to a 0.7% decrease in attendance from 131.6 million patrons for the 2002 period to
130.7 million patrons for the 2003 period. Revenues per screen decreased 1.7% to $232,484 in the 2003 period from $236,566 in the 2002 period.

Cost of Operations

        Cost of operations, as a percentage of revenues, increased to 74.3% for the 2003 period from 73.4% for the 2002 period. Film rentals and advertising costs increased to 54.3% of admissions revenues for the 2003 period from 53.6% for the 2002 period. The increase is due to increased film rental costs and promotional activities during the 2003 period. Facility lease expense increased to 12.7% of revenues for the 2003 period from 12.3% for the 2002 period. The increase is primarily related to the 1.0% decrease in revenues and the fixed cost nature of facility lease expense. Utilities and other costs increased to 11.8% of revenues for the 2003 period from 11.0% for the 2002 period. The increase is primarily due to increased utilities, insurance and repairs and maintenance expense. Concession supplies decreased to 16.6% of concession revenues for the 2003 period from 17.6% for the 2002 period. The decrease is primarily a result of the successful implementation of a domestic concession price increase during the fourth quarter of 2002.

General and Administrative Expenses

        General and administrative expenses decreased to $31.5 million in the 2003 period from $32.2 million in the 2002 period. General and administrative expenses, as a percentage of revenues, were 4.5% for both the 2003 period and 2002 period.

Depreciation and Amortization

        Depreciation and amortization decreased to $49.5 million for the 2003 period from $50.6 million for the 2002 period.

Asset Impairment Loss

        We wrote down long-lived assets of certain properties to their fair values, which resulted in asset impairment charges of $4.6 million and $0.8 million during the 2003 and 2002 periods, respectively. The asset impairment charges recorded during the 2003 period included a $2.5 million write-down of one theatre in the United Kingdom, a $1.3 million write-down of one theatre in Mexico and a $0.8 million write-down of one theatre in the U.S. The asset impairment charges recorded during the 2002 period included a $0.6 million write-down of goodwill associated with our Argentine operations and a $0.2 million write-down of one theatre in El Salvador.

Interest Expense

        Interest costs incurred, which includes amortization of debt issue costs, was $41.8 million for the 2003 period compared to $44.1 million for the 2002 period. The decrease is primarily due to reduced average debt outstanding during the 2003 period compared with the 2002 period.

Foreign Currency Exchange Loss

        A foreign currency exchange loss of $6.2 million was recorded during the 2002 period. The foreign currency exchange loss recorded in the 2002 period was primarily due to the translation of Cinemark Brasil S.A.'s debt denominated in other than local currency and the devaluation of the real during the 2002 period.

Income Taxes

        Income tax expense of $17.8 million was recorded for the 2003 period compared to $22.8 million recorded for the 2002 period. Our effective tax rate for the 2003 period was 38.5% compared to 39.7% for the 2002 period.

Cumulative Effect of an Accounting Change

        A cumulative effect of a change in accounting principle charge of $3.4 million was recorded during the 2002 period related to the write-down of goodwill and other intangible assets on January 1, 2002.

Net Income

        We realized net income of $28.5 million for the 2003 period compared to net income of $31.2 million for the 2002 period.

Liquidity and Capital Resources

Operating Activities

        We primarily collect our revenues in cash, mainly through box office receipts and the sale of concession supplies. We also continue to expand the number of theatres that provide the patron a choice of using a credit card, in place of cash, which we convert to cash in approximately three to four days. Because our revenues are received in cash prior to the payment of related expenses, we have an operating "float" and historically have not required traditional working capital financing. We typically operate with a negative working capital position for our ongoing theatre operations throughout the year, primarily because of the lack of significant inventory and accounts receivable.

Investing Activities

        Our investing activities have been principally related to the development and acquisition of additional theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility.

        We are continuing to expand our U.S. theatre circuit. We opened one new theatre (12 screens) during the nine month period ended September 30, 2003, bringing our total domestic screen count to 2,218 screens (12 of which are in Canada). At September 30, 2003, we had signed commitments to build three new theatres with 31 screens scheduled to open in the U.S. by the end of 2003 and build seven new theatres with 96 screens scheduled to open in the U.S. subsequent to 2003. We estimate the remaining capital expenditures for the development of these 127 screens in the U.S. will be approximately $45 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities. We plan to fund capital expenditures for our continued development from cash flow from operations, borrowings under our senior secured credit facility, subordinated note borrowings, proceeds from sale leaseback transactions and/or sales of excess real estate. Additionally, we may from time to time, subject to compliance with our debt instruments, purchase on the open market or call our debt securities depending upon the availability and prices of such securities.

        We are also continuing to expand our international theatre circuit. We opened one new theatre (8 screens) and added two screens to an existing theatre during the nine month period ended September 30, 2003, bringing our total international screen count to 825 screens. At September 30, 2003, we had signed commitments to build four new theatres with 26 screens and a five screen expansion to an existing theatre scheduled to open in international markets by the end of 2003 and build five new theatres with 35 screens scheduled to open in international markets subsequent to 2003. We estimate the remaining capital expenditures for the development of these 66 screens in international markets will be approximately $25 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities. We anticipate that investments in excess of available cash will be funded by us or by debt or equity financing to be provided by third parties directly to our subsidiaries.

Financing Activities

        As of September 30, 2003, our long-term debt obligations, capital lease obligations, future minimum lease obligations under non-cancelable operating leases, outstanding letters of credit and purchase commitments (excluding capital expenditures) for each period indicated are summarized as follows:

                                                      Payments Due by Period
                                                           (in millions)
                                             Less Than                                   After
  Contractual Obligations            Total   One Year     1 - 3 Years    4 - 5 Years    5 Years
  -----------------------            -----   ---------    -----------    -----------    -------
  Long-term debt                   $  659.8  $     6.5    $      11.6    $     267.1    $ 374.6
  Capital lease obligations             0.1        0.1             -              -          -
  Operating lease obligations       1,483.3      106.3          217.4          213.8      945.8
  Letters of credit                     0.1        0.1             -              -          -
  Purchase commitments                  3.2        2.0            0.9            0.3         -

        As of September 30, 2003, we were in full compliance with all agreements governing our outstanding debt.

New Senior Subordinated Notes Issuance and Retirement of Outstanding Senior Subordinated Notes

        On February 11, 2003, we issued $150 million principal amount of 9% Senior Subordinated Notes to qualified institutional buyers in reliance on Rule 144A which were subsequently registered under the Securities Act of 1933. Interest is payable on February 1 and August 1 of each year, beginning August 1, 2003. The notes mature on February 1, 2013. The net proceeds of approximately $145.9 million from the issuance of the 9% Senior Subordinated Notes were used to repay a portion of our then existing Credit Facility.

        On May 7, 2003, we issued an additional $210 million principal amount of 9% Senior Subordinated Notes at a premium of 107.25% of the principal amount to qualified institutional buyers in reliance on Rule 144A which were subsequently registered under the Securities Act of 1933. The new notes were offered as additional debt securities under the indenture pursuant to which, on February 11, 2003, we issued $150 million principal amount of 9% Senior Subordinated Notes. Interest is payable on February 1 and August 1 of each year, beginning August 1, 2003. The notes mature on February 1, 2013. The net proceeds of this add-on issuance of $226.7 million, which included a premium of $15.2 million, and additional borrowings under our senior secured credit facility were utilized to fund the purchase on May 16, 2003 of approximately $233 million principal amount of outstanding 9 5/8% Senior Subordinated Notes tendered as of midnight on May 15, 2003 pursuant to a tender offer announced on April 18, 2003.

        On September 18, 2003, we redeemed the remaining $42 million principal amount of outstanding 9 5/8% Senior Subordinated Notes utilizing the net proceeds of our senior secured credit facility term loan that was amended on August 18, 2003, along with additional borrowings under the $75 million five-year revolving credit line.

        We may redeem all or part of the new notes on or after February 1, 2008. Prior to February 1, 2006, we may redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings. The notes are general, unsecured obligations, are subordinated in right of payment to our senior secured credit facility or other senior indebtedness, and rank pari passu with our existing senior subordinated debt. The notes are guaranteed by certain of our domestic subsidiaries. The guarantees are subordinated to the senior debt of the subsidiary guarantors and rank pari passu with the senior subordinated debt of our guarantor subsidiaries. The notes are effectively subordinated to the indebtedness and other liabilities of our non-guarantor subsidiaries.

Senior Subordinated Notes

        As of September 30, 2003, we had two issues of Senior Subordinated Notes outstanding: (1) $105 million principal amount of 8 1/2% Series B Senior Subordinated Notes due 2008; and (2) $360 million principal amount of 9% Senior Subordinated Notes due 2013. Interest on each issue is payable on February 1 and August 1 of each year.

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

        The Senior Subordinated Notes are general, unsecured obligations and are subordinated in right of payment to the senior secured credit facility or other senior indebtedness. The notes are guaranteed by certain of our domestic subsidiaries. The guarantees are subordinated to the senior debt of the subsidiary guarantors and rank pari passu with the senior subordinated debt of our guarantor subsidiaries. The notes are effectively subordinated to the indebtedness and other liabilities of our non-guarantor subsidiaries.

        Generally, if we are in default under the senior secured credit facility and other senior indebtedness, we would not be allowed to make payments on the Senior Subordinated Notes until the defaults have been cured or waived. If we fail to make any payments when due or within the applicable grace period, we would be in default under the indentures governing the Senior Subordinated Notes.

New Senior Secured Credit Facility

        On February 14, 2003, we entered into a new senior secured credit facility consisting of a $75 million five-year revolving credit line and a $125 million term loan with Lehman Commercial Paper, Inc. for itself and as administrative agent for a syndicate of lenders. The net proceeds from the senior secured credit facility were used to repay, in full, the then existing Credit Facility and the Cinema Properties Facility. The term loan matures on March 31, 2008, but will be extended to March 31, 2009, if on or prior to May 31, 2007 the maturity of our existing senior subordinated debt is extended beyond September 30, 2009.

        On August 18, 2003, we amended the senior secured credit facility with Lehman Commercial Paper, Inc. for itself and as administrative agent for a syndicate of lenders, to provide a $165 million term loan expiring on March 31, 2008 subject to the extensions noted above as permitted by the senior secured credit facility. The net proceeds of the $165 million term loan and additional borrowings under the $75 million five-year revolving credit line were used to
(i) repay $124.7 million of term loans outstanding under our senior secured credit facility entered into February 14, 2003 and (ii) redeem the remaining $42 million principal amount of our outstanding 9 5/8% Senior Subordinated Notes on September 18, 2003.

        Under the amended term loan, principal payments of $412,500 are due each calendar quarter through March 31, 2007 and increase to $39,703,125 each calendar quarter from June 30, 2007 to maturity at March 31, 2008. The amended term loan bears interest, at our option, at: (A) the base rate plus a margin of 1.75% or (B) the eurodollar rate plus a margin of 2.50%.

        Borrowings under the revolving credit line bear interest, at our option, at: (A) a margin of 2.00% per annum plus a "base rate" equal to the higher of
(i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, or (B) a "eurodollar rate" equal to the rate at which eurodollar deposits are offered in the interbank eurodollar market for terms of one, two, three or six, or (if available to all lenders in their sole discretion) nine or twelve months, as selected by us, plus a margin of 3.00% per annum. The margin applicable to base rate loans ranges from 1.25% per annum to 2.00% per annum and the margin applicable to eurodollar rate loans ranges from 2.25% per annum to 3.00% per annum based upon our achieving certain ratios of debt to consolidated EBITDA (as defined in the senior secured credit facility).

        The senior secured credit facility is guaranteed by the guarantors of the new Senior Subordinated Notes and is secured by mortgages on certain fee and leasehold properties and security interests on certain personal and intangible property, including without limitation, pledges of all of the capital stock of certain domestic subsidiaries and 65% of the voting stock of certain of our foreign subsidiaries. Under the senior secured credit facility, we are required to maintain specified levels of fixed charge coverage and set limitations on our leverage ratios. We are limited in our ability to pay dividends and in our ability to incur additional indebtedness and liens and, following the issuance of certain types of indebtedness or the disposition of assets, subject to certain exceptions, we would be required to apply certain of the proceeds to repay amounts outstanding under the senior secured credit facility. The senior secured credit facility also contains certain other covenants and restrictions customary in credit agreements of this kind.

        At September 30, 2003, there was approximately $164.6 million outstanding under the term loan and no outstanding revolver borrowings. Approximately $74.9 million was available for borrowing under the revolving credit line, giving effect to a $0.1 million letter of credit outstanding. The effective interest rate on outstanding borrowings under the senior secured credit facility at September 30, 2003 was 3.7% per annum.

Cinemark USA Revolving Credit Facility

        In February 1998, we entered into a reducing revolving credit facility (the "Credit Facility") with a group of banks for which Bank of America, N.A. acted as administrative agent. The Credit Facility provided for an initial commitment of $350 million which was automatically reduced each quarter by 2.5%, 3.75%, 5.0%, 6.25% and 6.25% of the aggregate $350 million in 2001, 2002, 2003,
2004 and 2005, respectively, until maturity in 2006. As of December 31, 2002, the aggregate commitment available to us was $262.5 million. We prepaid a portion of the indebtedness outstanding under the Credit Facility on February 11, 2003 with the net proceeds of our new $150 million principal amount 9% Senior Subordinated Notes issuance. The Credit Facility was repaid in full on February 14, 2003 from the net proceeds of our senior secured credit facility entered into with Lehman Commercial Paper, Inc. for itself and as administrative agent for a syndicate of lenders.

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

Cinema Properties Term Loan

        In December 2000, Cinema Properties, Inc., a wholly owned subsidiary that was not subject to restrictions imposed by the Credit Facility or the indentures governing the Senior Subordinated Notes, borrowed a $77 million 3-year term loan from Lehman Brothers Bank, FSB (the "Cinema Properties Facility"), which was originally scheduled to mature on December 31, 2003. In 2002, the Cinema Properties Facility was amended, which among other things, extended the maturity date one year to December 31, 2004 and eliminated the lender's discretionary right to require Cinema Properties, Inc. to make $1.5 million principal payments in the third and fourth quarters of 2002. The $77 million Cinema Properties Facility was repaid in full on February 14, 2003 from the net proceeds of our senior secured credit facility entered into with Lehman Commercial Paper, Inc. for itself and as administrative agent for a syndicate of lenders. Simultaneously, with such repayment, Cinema Properties, Inc. and its shareholders were merged with and into us.

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

        (2) BNDES credit line in the U.S. dollar equivalent in Brazilian reais of US$1.9 million executed in November 2001 with a term of 5 years (with a one year grace period) and accruing interest at a BNDES basket rate plus a spread amounting to 13.8%; and

        (3) Project developer financing executed with two engineering companies in September 2000 in the amount of US$1.8 million with a term of 5 years (with a nine month grace period) and accruing interest at a rate of TJLP+5% (Taxa de Juros de Longo Prazo (a long term interest rate published by the Brazilian government)).

        These sources are secured by a variety of instruments, including comfort letters from Cinemark International, promissory notes for up to 130% of the value, a revenue reserve account and equipment collateral. A fourth funding source (import financing executed with Banco ABC Brasil) was paid in full during the second quarter of 2003. As of September 30, 2003, an aggregate of $4.0 million was outstanding and the average effective interest rate on such borrowings was 14.3% per annum.

Cinemark Chile Notes Payable

        On March 26, 2002, Cinemark Chile S.A. entered into a Debt Acknowledgment, Rescheduling and Joint Guarantee and Co-Debt Agreement with Scotiabank Sud Americano and three local banks. Under this agreement, Cinemark Chile S.A. borrowed the U.S. dollar equivalent of approximately $10.6 million in Chilean pesos (adjusted for inflation pursuant to the Unidades de Fomento). Cinemark Chile S.A. is required to make 24 equal quarterly installments of principal plus accrued and unpaid interest, commencing March 27, 2002. The indebtedness is secured by a first priority commercial pledge of the shares of Cinemark Chile S.A., a chattel mortgage over Cinemark Chile's personal property and by guarantees issued by Cinemark International, L.L.C. and Chile Films S.A., whose owners are shareholders of Cinemark Chile S.A. The agreement requires Cinemark Chile S.A. to maintain certain financial ratios and contains other restrictive covenants typical for agreements of this type such as a limitation on dividends. Funds borrowed under this agreement bear interest at the 90 day TAB Banking rate (360 day TAB Banking rate with respect to one of the four banks) as published by the Association of Banks and Financial Institutions Act plus 2%. As of September 30, 2003, $7.7 million was outstanding under this agreement and the effective interest rate on such borrowing was 5.7% per annum.

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

Cautionary Statement Regarding Forward-Looking Statements

        This quarterly report on Form 10-Q includes "forward-looking statements" based on our current expectations, assumptions, estimates and projections about our and our subsidiaries' business and industry. We intend that this quarterly report be governed by the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 (the "PSLR Act") with respect to statements that may be deemed to be forward-looking statements under the PSLR Act. They include statements relating to:
                o future revenues, expenses and profitability;
                o the future development and expected growth of our business;
                o projected capital expenditures;
                o attendance  at movies  generally,  or in any of the markets in which we operate;
                o the number or diversity of popular movies released;
                o our ability to successfully license and exhibit popular films;
                o competition from other exhibitors; and
                o determinations in lawsuits in which we are a defendant.

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

Interest Rate Risk

        An increase or decrease in interest rates would affect interest costs relating to our variable rate debt facilities. We and our subsidiaries are currently parties to variable rate debt facilities. At September 30, 2003, we had an aggregate of $180.4 million of variable rate debt outstanding under these facilities. Borrowings under these facilities represent approximately 27% of our total outstanding long-term debt at September 30, 2003. Based on the interest rate levels in effect on the variable rate debt outstanding at September 30, 2003, a 100 basis point increase in market interest rates would not increase our annual interest expense by a material amount. Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

        The table below provides information about our fixed rate and variable rate long-term debt agreements:

                                           Expected Maturity As of September 30, 2003
                                                         (in millions)
                                        September 30,                                                         Average
                     --------------------------------------------------                              Fair     Interest
                        2004      2005      2006      2007      2008      Thereafter      Total      Value      Rate
                        ----      ----      ----      ----      ----      ----------      -----      -----      ----
  Fixed rate          $  0.1    $  0.1    $  0.1    $   -     $104.5      $    374.6    $ 479.4    $ 483.4      8.9%
  Variable rate          6.4       5.6       5.8      82.3      80.3              -       180.4      182.6      4.1%
                     --------------------------------------------------------------------------------------
  Total debt          $  6.5    $  5.7    $  5.9    $ 82.3    $184.8      $    374.6    $ 659.8    $ 666.0
                     ======================================================================================

                                           Expected Maturity As of December 31, 2002
                                                         (in millions)
                                         December 31,                                                         Average
                     --------------------------------------------------                              Fair     Interest
                        2003      2004      2005      2006      2007      Thereafter      Total      Value      Rate
                        ----      ----      ----      ----      ----      ----------      -----      -----      ----
  Fixed rate          $  0.1    $   -     $  0.1    $   -     $   -       $    380.2    $ 380.4    $ 393.8      9.3%
  Variable rate         30.1     165.6      94.6      19.9       2.0              -       312.2      324.1      4.4%
                     --------------------------------------------------------------------------------------
  Total debt          $ 30.2    $165.6    $ 94.7    $ 19.9    $  2.0      $    380.2    $ 692.6    $ 717.9
                     ======================================================================================

        In December 2000, Cinema Properties, Inc., a wholly-owned subsidiary of ours, entered into the Cinema Properties Facility. As part of the Cinema Properties Facility, to hedge against future changes in interest rates, Cinema Properties, Inc. purchased an Interest Rate Cap Agreement, with a notional amount equal to $77 million, a five-year term and a strike rate equal to the excess of three month LIBOR over the strike price of 6.58%, from Lehman Brothers Derivative Products Inc. At December 31, 2002, the Interest Rate Cap Agreement was recorded at its fair value of $0.1 million. During the nine month period ended September 30, 2003, the Interest Rate Cap Agreement was written down to $0. We do not have any additional derivative financial instruments in place as of September 30, 2003 that would have a material effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

        We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally accepted accounting principles in the U.S. require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, generally accepted accounting principles in the U.S. require that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations result in us reporting exchange gains (losses) or foreign currency translation adjustments relating to our international subsidiaries depending on the inflationary environment of the country in which we operate. Based upon our equity ownership in our international subsidiaries as of September 30, 2003, holding everything else constant, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the net fair value of our investments in our international subsidiaries by approximately $5 million.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. See updated discussion of Litigation and Litigation Settlements in the notes to condensed consolidated financial statements.

Item 5. Other Information

        Supplemental Schedules specified by the Senior Subordinated
        Notes Indenture:                                                    Page
                                                                            ----

            Condensed Consolidating Balance Sheets (unaudited) as of
            September 30, 2003                                               32

            Condensed Consolidating Statements of Operations (unaudited)
            for the nine month period ended September 30, 2003               33

            Condensed Consolidating Statements of Cash Flows (unaudited)
            for the nine month period ended September 30, 2003               34

                      CINEMARK USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                            AS OF SEPTEMBER 30, 2003
                                  (Unaudited)

                                                               Restricted       Unrestricted
                                                                 Group             Group          Eliminations         TOTAL
                                                             --------------    --------------    --------------    --------------

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                  $  21,677,046     $  29,177,438     $         -       $  50,854,484
  Inventories                                                    3,153,227           652,490               -           3,805,717
  Accounts receivable                                          (17,012,398)       31,960,671          (384,259)       14,564,014
  Income tax receivable                                         (1,545,124)        1,545,124               -                 -
  Prepaid expenses and other                                     5,464,202           826,372               -           6,290,574
                                                             --------------------------------------------------------------------
    Total current assets                                        11,736,953        64,162,095          (384,259)       75,514,789

THEATRE PROPERTIES AND EQUIPMENT - net                         699,535,867        70,833,943               -         770,369,810

OTHER ASSETS
  Goodwill                                                       8,105,943         2,891,750               -          10,997,693
  Investments in and advances to affiliates                    168,081,309         1,293,843      (166,354,310)        3,020,842
  Deferred charges and other - net                              32,698,264         5,476,435               -          38,174,699
                                                             --------------------------------------------------------------------
    Total other assets                                         208,885,516         9,662,028      (166,354,310)       52,193,234
                                                             --------------------------------------------------------------------

TOTAL ASSETS                                                 $ 920,158,336     $ 144,658,066     $(166,738,569)    $ 898,077,833
                                                             ====================================================================

                      LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                          $   1,890,871     $   4,594,298     $         -       $   6,485,169
  Current income taxes payable                                   4,898,377         1,321,155               -           6,219,532
  Accounts payable and accrued expenses                         74,302,341        15,165,041          (402,889)       89,064,493
                                                             --------------------------------------------------------------------
    Total current liabilities                                   81,091,589        21,080,494          (402,889)      101,769,194

LONG-TERM LIABILITIES
  Senior credit agreements                                     165,143,057         9,020,985               -         174,164,042
  Senior subordinated notes                                    479,115,982               -                 -         479,115,982
  Deferred lease expenses                                       24,782,230         2,261,549               -          27,043,779
  Deferred gain on sale leasebacks                               4,098,180               -                 -           4,098,180
  Deferred income taxes                                         17,432,038          (232,687)              -          17,199,351
  Deferred revenues and other long-term liabilities                663,389         2,043,564               -           2,706,953
                                                             --------------------------------------------------------------------
    Total long-term liabilities                                691,234,876        13,093,411               -         704,328,287

MINORITY INTERESTS IN SUBSIDIARIES                               8,767,113        23,670,275               -          32,437,388

SHAREHOLDER'S EQUITY
  Class A common stock, $.01 par value: 10,000,000 shares
   authorized, 1,500 shares issued and outstanding                      15        14,952,000       (14,952,000)               15
  Class B common stock, no par value: 1,000,000 shares
   authorized, 239,893 shares issued and outstanding            49,543,427             6,000            (6,000)       49,543,427
  Additional paid-in-capital                                    12,796,687       151,377,681      (151,377,680)       12,796,688
  Retained earnings                                            152,938,677       (44,201,375)              -         108,737,302
  Treasury stock, 57,245 Class B shares at cost                (24,232,890)              -                 -         (24,232,890)
  Accumulated other comprehensive loss                         (51,981,158)      (35,320,420)              -         (87,301,578)
                                                             --------------------------------------------------------------------
    Total shareholder's equity                                 139,064,758        86,813,886      (166,335,680)       59,542,964
                                                             --------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                   $ 920,158,336     $ 144,658,066     $(166,738,569)    $ 898,077,833
                                                             ====================================================================


Note: "Restricted Group" and "Unrestricted Group" are defined in the Indentures for the Senior Subordinated Notes.

                      CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                  (Unaudited)

                                                               Restricted       Unrestricted
                                                                 Group             Group          Eliminations         TOTAL
                                                             --------------    --------------    --------------    --------------

REVENUES                                                     $ 611,108,213     $  96,506,790     $  (2,048,775)    $ 705,566,228


COSTS AND EXPENSES
  Cost of operations                                           451,318,270        75,239,272        (2,048,775)      524,508,767
  General and administrative expenses                           25,720,404         5,828,050               -          31,548,454
  Depreciation and amortization                                 40,912,510         8,601,162               -          49,513,672
  Asset impairment loss                                          4,560,845               -                 -           4,560,845
  (Gain) loss on sale of assets and other                         (769,661)           11,139               -            (758,522)
                                                             --------------------------------------------------------------------
    Total costs and expenses                                   521,742,368        89,679,623        (2,048,775)      609,373,216
                                                             --------------------------------------------------------------------

OPERATING INCOME                                                89,365,845         6,827,167               -          96,193,012

OTHER INCOME (EXPENSE)
  Interest expense                                             (38,365,880)       (1,717,410)              -        (40,083,290)
  Amortization of debt issue cost                               (1,529,777)         (205,534)              -         (1,735,311)
  Interest income                                                  596,451           999,542               -           1,595,993
  Foreign currency exchange gain                                   102,105            36,799               -             138,904
  Loss on early retirement of debt                              (6,202,902)       (1,325,367)              -          (7,528,269)
  Equity in income of affiliates                                   213,658           358,589               -             572,247
  Minority interests in income of subsidiaries                  (1,029,974)       (1,861,432)              -          (2,891,406)
                                                             --------------------------------------------------------------------
    Total other expenses                                       (46,216,319)       (3,714,813)              -         (49,931,132)
                                                             --------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                      43,149,526         3,112,354               -          46,261,880

Income taxes                                                    16,613,902         1,183,999               -          17,797,901
                                                             -------------------------------------------------------------------

NET INCOME                                                   $  26,535,624     $   1,928,355     $         -       $  28,463,979
                                                             ====================================================================

Note: "Restricted Group" and "Unrestricted Group" are defined in the Indentures for the Senior Subordinated Notes.

                      CINEMARK USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                  (Unaudited)

                                                               Restricted       Unrestricted
                                                                 Group             Group          Eliminations         TOTAL
                                                             --------------    --------------    --------------    --------------
OPERATING ACTIVITIES
  Net income                                                 $  26,535,624     $   1,928,355     $          -      $  28,463,979

  Noncash items in net income:
    Depreciation                                                40,499,256         8,523,435                -         49,022,691
    Amortization of other assets                                   413,254            77,727                -            490,981
    Amortization of foreign advanced rents                         810,473           542,772                -          1,353,245
    Amortized compensation - stock options                         821,828               -                  -            821,828
    Amortization of debt issue costs                             1,529,777           205,534                -          1,735,311
    Amortization of gain on sale leasebacks                       (274,440)              -                  -           (274,440)
    Amortization of debt discount and premium                     (606,253)              -                  -           (606,253)
    Amortization of deferred revenues                           (2,318,011)              -                  -         (2,318,011)
    Loss on impairment of assets                                 4,560,845               -                  -          4,560,845
    (Gain) loss on sale of assets and other                       (769,661)           11,139                -           (758,522)
    Loss on early retirement of debt                             6,202,902         1,325,367                -          7,528,269
    Deferred lease expenses                                        359,896         1,846,426                -          2,206,322
    Deferred income tax expenses                                 6,616,910          (587,687)               -          6,029,223
    Equity in (income) loss of affiliates                         (213,658)         (358,589)               -           (572,247)
    Minority interests in income of subsidiaries                 1,029,974         1,861,432                -          2,891,406
  Cash provided by (used for) operating working capital        (12,775,004)      (31,507,072)               -        (44,282,076)
                                                             --------------------------------------------------------------------

      Net cash provided by (used for) operating activities      72,423,712       (16,131,161)               -         56,292,551

INVESTING ACTIVITIES
  Additions to theatre properties and equipment                (22,516,492)       (5,053,315)               -        (27,569,807)
  Sale of theatre properties and equipment                       2,223,574            79,866                -          2,303,440
  Transfer of theatre properties and equipment                 (93,106,945)       93,106,945                -                -
  Investment in affiliates                                          (3,314)              -                  -             (3,314)
  Dividends/capital returned from affiliates                       153,000           147,465                -            300,465
                                                             --------------------------------------------------------------------

      Net cash provided by (used for) investing activities    (113,250,177)       88,280,961                -        (24,969,216)

FINANCING ACTIVITIES
  Issuance of senior subordinated notes                        375,225,000               -                  -        375,225,000
  Retirement of senior subordinated notes                     (275,000,000)              -                  -       (275,000,000)
  Increase in long-term debt                                   403,512,451               -                  -        403,512,451
  Decrease in long-term debt                                  (453,194,690)      (83,023,639)               -       (536,218,329)
  Increase in debt issue cost                                  (15,598,321)              -                  -        (15,598,321)
  Increase in minority investment in subsidiaries                   11,495         3,461,655                -          3,473,150
  Decrease in minority investment in subsidiaries                 (480,479)         (161,618)               -           (642,097)
                                                             --------------------------------------------------------------------

      Net cash provided by (used for) financing activities      34,475,456       (79,723,602)               -        (45,248,146)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                (457,454)        1,518,234                -          1,060,780
                                                             --------------------------------------------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                           (6,808,463)       (6,055,568)               -        (12,864,031)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                           28,485,509        35,233,006                -         63,718,515
                                                             --------------------------------------------------------------------

  End of period                                              $  21,677,046     $  29,177,438      $         -      $  50,854,484
                                                             ====================================================================

Note: "Restricted Group" and "Unrestricted Group" are defined in the Indentures for the Senior Subordinated Notes.

Item 6. Exhibits and Reports on Form 8-K

        a) Exhibits
                3.1    Amended and  Restated  Articles of  Incorporation  of the
                        Company filed with the Texas Secretary of State on June 3,1992 (incorporated by reference to Exhibit 3.1(a) to the Company's Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).
                3.2(a) Bylaws  of  the  Company,  as  amended  (incorporated  by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 033-47040) filed April 9, 1992).
                3.2(b) Amendment  to Bylaws of the Company  dated March 12, 1996
                        (incorporated by reference to Exhibit 3.2(b) to the Company's Annual Report on Form 10-K (File No. 033-47040) filed March 6, 1997).
                4.1(a) Exchange and Registration Rights Agreement dated February
                        11, 2003, among Cinemark USA, Inc.,  certain  subsidiary
                        guarantor parties thereto and the initial purchasers named therein (incorporated by reference to Exhibit 10.2(c) to the Company's Annual Report on Form 10-K (File No. 033-47040) filed March 19, 2003).
                4.1(b) Exchange and  Registration  Rights Agreement dated May 7,
                        2003  among  Cinemark  USA,  Inc.,   certain  subsidiary
                        guarantors party thereto and the initial purchasers named therein (incorporated by reference to Exhibit 4.1(b) to the Company's Registration Statement on Form S-4 (File No. 333-104940) filed May 28, 2003.
                4.2(a) Indenture  dated  August 15, 1996 between the Company and
                        U.S. Trust Company of Texas, N.A., governing the 9 5/8% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No. 333-11895) filed September 13, 1996).
                4.2(b) First Supplemental  Indenture dated June 26, 1997 between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.4 to Cinemark, Inc.'s Registration statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).
                4.2(c) Second  Supplemental  Indenture  dated as of February 11,
                        2003 between the Company, the Subsidiary guarantor parties thereto and The Bank of New York Trust Company of Florida, N.A., as successor trustee to U.S. Trust Company of Texas, N.A. (incorporated by reference to
                        Exhibit 4.2 (c) to Cinemark, Inc.'s Registration statement of Form S-1 (File No. 333-104940) filed on May 2, 2003).
                4.2(d) Indenture  dated June 26,  1997  between  the Company and
                        U.S. Trust Company of Texas, N.A. governing the 9 5/8% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No. 333-32959) filed August 6, 1997).
                4.2(e) First  Supplemental  Indenture  dated as of February  11,
                        2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A., as successor trustee to U.S. Trust Company of Texas, N.A. (incorporated by reference to
                        Exhibit 4.2 (d) to the Company's Registration Statement on Form S-4 (File No. 333-104940) filed May 2, 2003).
                4.2(f) Indenture  dated January 14, 1998 between the Company and
                        U.S. Trust Company of Texas, N.A. governing the 8 1/2% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No. 333-45417) filed February 2, 1998).
                4.2(g) First  Supplemental  Indenture  dated as of February  11,
                        2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A., as successor trustee to U.S. Trust Company of Texas, N.A. (incorporated by reference to
                        Exhibit 4.2 (g) to the Company's Registration Statement on Form S-4 (File No. 333-104940) filed May 2, 2003).
                4.2(h) Indenture dated February 11, 2003 between the Company and
                        The Bank of New York Trust Company of Florida, N.A. governing the 9% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to the Company's Annual Report on Form 10-K (File No. 033-47040) filed March 19, 2003).
                4.2(i) First  Supplemental  Indenture  dated  as of May 7,  2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(i) to the Company's Registration Statement on Form S-4 (File No. 333-104940) filed May 28, 2003).

                4.2(j) Form of 9 5/8% Note (contained in the Indenture listed as
                        Exhibit  4.2(a)  above)  (incorporated  by  reference to
                        Exhibit 4.1 to the Company's Registration Statement on Form S-4 File No. 333-11895) filed September 13, 1996).
                4.2(k) Form of 9 5/8% Note (contained in the Indenture listed as
                        Exhibit  4.2(d)  above)  (incorporated  by  reference to
                        Exhibit 4.1 to the Company's Registration Statement on Form S-4 File No. 333-32959) filed August 6, 1997).
                4.2(l) Form of 8 1/2% Note (contained in the Indenture listed as
                        Exhibit  4.2(f)  above)  (incorporated  by  reference to
                        Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No. 333-45417) filed February 2, 1998).
                4.2(m) Form of 9% Note  (contained  in the  Indenture  listed as
                        Exhibit  4.2(h)  above)  (incorporated  by  reference to
                        Exhibit 10.2(b) to the Company's Annual Report on Form 10-K (File 033-47040) filed March 19, 2003).
                *10.1  First Amendment and Waiver,  dated as of August, 15, 2003 to the Credit Agreement dated as of February 14, 2003 among Cinemark Inc., CNMK Holdings, Inc., the Company, the several lenders from time to time parties thereto, Lehman Brothers Inc., as arranger, Bank of America, N.A., as syndication agent, Fleet National Bank, General Electric Capital Corporation and The Bank of New York as co-documentation agents.
                *31.1  Certification of Chief Executive Officer of Cinemark USA,
                        Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                *31.2  Certification of Chief Financial Officer of Cinemark USA,
                        Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                *32.1  Certification of the Chief Executive  Officer of Cinemark
                        USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                *32.2  Certification of the Chief Financial  Officer of Cinemark
                        USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                        *filed herewith.

b) Reports on Form 8-K

                On August 4, 2003, the Company filed a Form 8-K, reporting under
        Item 9 a press release announcing our operating results for the three and six month periods ended June 30, 2003.

                On November 13, 2003, the Company filed a Form 8-K, reporting under Item 9 a press release announcing our operating results for the three and nine month periods ended September 30, 2003.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         CINEMARK USA, INC.
                                                         Registrant


DATE: November 14, 2003


                                                         /s/ Alan W. Stock
                                                         Alan W. Stock
                                                         President


                                                         /s/ Robert Copple
                                                         Robert Copple
                                                         Chief Financial Officer

                                  Exhibit Index

                3.1    Amended and  Restated  Articles of  Incorporation  of the
                        Company filed with the Texas Secretary of State on June 3,1992 (incorporated by reference to Exhibit 3.1(a) to the Company's Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).
                3.2(a) Bylaws  of  the  Company,  as  amended  (incorporated  by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 033-47040) filed April 9, 1992).
                3.2(b) Amendment  to Bylaws of the Company  dated March 12, 1996
                        (incorporated by reference to Exhibit 3.2(b) to the Company's Annual Report on Form 10-K (File No. 033-47040) filed March 6, 1997).
                4.1(a) Exchange and Registration Rights Agreement dated February
                        11, 2003, among Cinemark USA, Inc.,  certain  subsidiary
                        guarantor parties thereto and the initial purchasers named therein (incorporated by reference to Exhibit 10.2(c) to the Company's Annual Report on Form 10-K (File No. 033-47040) filed March 19, 2003).
                4.1(b) Exchange and  Registration  Rights Agreement dated May 7,
                        2003  among  Cinemark  USA,  Inc.,   certain  subsidiary
                        guarantors party thereto and the initial purchasers named therein (incorporated by reference to Exhibit 4.1(b) to the Company's Registration Statement on Form S-4 (File No. 333-104940) filed May 28, 2003.
                4.2(a) Indenture  dated  August 15, 1996 between the Company and
                        U.S. Trust Company of Texas, N.A., governing the 9 5/8% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No. 333-11895) filed September 13, 1996).
                        4.2(b) First Supplemental Indenture dated June 26, 1997 between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.4 to Cinemark, Inc.'s Registration statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).
                4.2(c) Second  Supplemental  Indenture  dated as of February 11,
                        2003 between the Company, the Subsidiary guarantor parties thereto and The Bank of New York Trust Company of Florida, N.A., as successor trustee to U.S. Trust Company of Texas, N.A. (incorporated by reference to
                        Exhibit 4.2 (c) to Cinemark, Inc.'s Registration statement of Form S-1 (File No. 333-104940) filed on May 2, 2003).
                4.2(d) Indenture  dated June 26,  1997  between  the Company and
                        U.S. Trust Company of Texas, N.A. governing the 9 5/8% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No. 333-32959) filed August 6, 1997).
                4.2(e) First  Supplemental  Indenture  dated as of February  11,
                        2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A., as successor trustee to U.S. Trust Company of Texas, N.A. (incorporated by reference to
                        Exhibit 4.2 (d) to the Company's Registration Statement on Form S-4 (File No. 333-104940) filed May 2, 2003).
                4.2(f) Indenture  dated January 14, 1998 between the Company and
                        U.S. Trust Company of Texas, N.A. governing the 8 1/2% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No. 333-45417) filed February 2, 1998).
                4.2(g) First  Supplemental  Indenture  dated as of February  11,
                        2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A., as successor trustee to U.S. Trust Company of Texas, N.A. (incorporated by reference to
                        Exhibit 4.2 (g) to the Company's Registration Statement on Form S-4 (File No. 333-104940) filed May 2, 2003).
                4.2(h) Indenture dated February 11, 2003 between the Company and
                        The Bank of New York Trust Company of Florida, N.A. governing the 9% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to the Company's Annual Report on Form 10-K (File No. 033-47040) filed March 19, 2003).
                4.2(i) First  Supplemental  Indenture  dated  as of May 7,  2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(i) to the Company's Registration Statement on Form S-4 (File No. 333-104940) filed May 28, 2003).
                4.2(j) Form of 9 5/8% Note (contained in the Indenture listed as
                        Exhibit  4.2(a)  above)  (incorporated  by  reference to
                        Exhibit 4.1 to the Company's Registration Statement on Form S-4 File No. 333-

                        11895) filed September 13, 1996).
                4.2(k) Form of 9 5/8% Note (contained in the Indenture listed as
                        Exhibit  4.2(d)  above)  (incorporated  by  reference to
                        Exhibit 4.1 to the Company's Registration Statement on Form S-4 File No. 333-32959) filed August 6, 1997).
                4.2(l) Form of 8 1/2% Note (contained in the Indenture listed as
                        Exhibit  4.2(f)  above)  (incorporated  by  reference to
                        Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No. 333-45417) filed February 2, 1998).
                4.2(m) Form of 9% Note  (contained  in the  Indenture  listed as
                        Exhibit  4.2(h)  above)  (incorporated  by  reference to
                        Exhibit 10.2(b) to the Company's Annual Report on Form 10-K (File 033-47040) filed March 19, 2003).
                *10.1  First Amendment and Waiver,  dated as of August, 15, 2003 to the Credit Agreement dated as of February 14, 2003 among Cinemark Inc., CNMK Holdings, Inc., the Company, the several lenders from time to time parties thereto, Lehman Brothers Inc., as arranger, Bank of America, N.A., as syndication agent, Fleet National Bank, General Electric Capital Corporation and The Bank of New York as co-documentation agents.
                *31.1  Certification of Chief Executive Officer of Cinemark USA,
                        Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                *31.2  Certification of Chief Financial Officer of Cinemark USA,
                        Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                *32.1  Certification of the Chief Executive  Officer of Cinemark
                        USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                *32.2  Certification of the Chief Financial  Officer of Cinemark
                        USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                        *filed herewith.

                                                                    EXHIBIT 10.1

            FIRST AMENDMENT AND WAIVER, dated as of August 15, 2003 (this "Amendment"), to the CREDIT AGREEMENT, dated as of February 14, 2003 (as amended, supplemented or otherwise modified in writing from time to time, the "Credit Agreement"), among CiNemark, inc. (the "Parent"), cnmk holding, inc. ("Holdings"), cinemark usa, inc. (the "Borrower"), the several banks and other financial institutions or entities from time to time parties to the Credit Agreement (the "Lenders"), LEHMAN BROTHERS INC., as sole lead arranger and bookrunner, BANK OF AMERICA, N.A., as syndication agent, and LEHMAN COMMERCIAL PAPER INC., as administrative agent (in such capacity, the "Administrative Agent").

                              W I T N E S S E T H:

            WHEREAS, pursuant to the Credit Agreement, the Lenders have agreed to make, and have made, certain Loans and other extensions of credit to the Borrower;

            WHEREAS, the Borrower desires to refinance the outstanding principal balance of the Term Loans made on the Closing Date (the "August 2003 Term Loan Refinancing");

            WHEREAS, the Borrower intends to redeem (the "9 5/8% Redemption") up to $29,916,000 of its outstanding 9 5/8% Series B Senior Subordinated Notes due 2008 (the "Series B Senior Subordinated Notes") and up to $12,095,000 of its outstanding 9 5/8% Series D Senior Subordinated Notes due 2008 (the "Series D Senior Subordinated Notes" and, together with the Series B Senior Subordinated Notes, the "Redeemed 9 5/8% Notes");

            WHEREAS, in order to finance the August 2003 Term Loan Refinancing and the 9 5/8% Redemption, the Borrower has requested that the Lenders agree to make certain amendments to the Credit Agreement; and

            WHEREAS, the Lenders have agreed to make such amendments solely upon the terms and conditions provided for in this Amendment;

            NOW, THEREFORE, the parties hereto agree as follows:

            1. Defined Terms. Unless otherwise noted herein, terms defined in the Credit Agreement and used herein shall have the meanings given to them in the Credit Agreement.

            2. Amendments to Section 1.1 of the Credit Agreement (Defined Terms). (a) Section 1.1 is hereby amended by adding the following new defined terms in the appropriate alphabetical order:

            "9 5/8% Redemption": the redemption by the Borrower of the Redeemed 9 5/8% Notes.

            "August 2003 Term Loan Refinancing": the refinancing of the outstanding principal balance of the Term Loans (as defined in the Credit Agreement in effect prior to the First Amendment) on the Tranche C Term Loan Effective Date.

            "Extended Tranche C Term Loan Maturity Date": as defined in Section 2.24(c).

            "First Amendment": the First Amendment and Waiver, dated as of August 15, 2003, to this Agreement.

            "Redeemed 9 5/8 Notes": a collective reference to up to $29,916,000 of the Borrower's outstanding 9 5/8% Series B Senior Subordinated Notes due 2008 and up to $12,095,000 of the Borrower's outstanding 9 5/8% Series D Senior Subordinated Notes due 2008.

            "Tranche C Term Loan": as defined in Section 2.24(a).

            "Tranche C Term Loan Commitment": as to any Lender, the obligation of such Lender, if any, to make a Tranche C Term Loan to the Borrower hereunder in a principal amount not to exceed the amount set forth under the heading "Tranche C Term Loan Commitment" opposite such Lender's name on Schedule 1 to the Lender Addendum delivered by such Lender, or, as the case may be, in the Assignment and Acceptance pursuant to which such Lender became a party hereto, as the same may be changed from time to time pursuant to the terms hereof. The original aggregate amount of the Tranche C Term Loan Commitments is $165,000,000.

            "Tranche C Term Loan Effective Date": the date on which the conditions precedent set forth in Section 14 of the First Amendment shall have been satisfied.

            "Tranche C Term Loan Facility": the Tranche C Term Loan Commitments and the Tranche C Term Loans made thereunder.

            "Tranche C Term Loan Facility Syndication Date": the date on which the syndication of the Tranche C Term Loan Facility is completed and the entities selected in such syndication process become parties to this Agreement.

            "Tranche C Term Loan Lender": each Lender which has made or holds a Tranche C Term Loan.

            "Tranche C Term Loan Percentage": as to any Tranche C Term Loan Lender at any time, the percentage which such Lender's Tranche C Term Loan Commitment then constitutes of the aggregate Tranche C Term Loan Commitments (or, at any time after the Tranche C Term Loan Effective Date, the percentage which the aggregate amount of such Lender's Tranche C Term Loans then outstanding constitutes of the aggregate principal amount of Tranche C Term Loans then outstanding).

            (b) Section 1.1 is further amended by deleting the defined terms "Applicable Margin", "Extended Term Loan Maturity Date", "Term Loan", "Term Loan Commitment", "Term Loan Facility" and "Term Loan Lender" substituting in lieu therefor the following new definitions in the appropriate alphabetical order:

            "Applicable Margin": for each Type of Loan under each Facility, the rate per annum set forth opposite such Facility under the relevant column heading below:

                                         Base Rate Loans      Eurodollar Loans

      Tranche C Term Loan Facility            1.50%                2.50%
      Revolving Credit Facility               2.00%                3.00%;

      provided that, (i) with respect to the Revolving Credit Loans, on and after the Adjustment Date for the quarter ended September 30, 2003, the Applicable Margin with respect to the Revolving Credit Loans will be determined pursuant to the Pricing Grid and (ii) with respect to the Tranche C Term Loans, on and after the Adjustment Date for the quarter ended March 31, 2004, the Applicable Margin with respect to the Tranche C Term Loan Loans will be determined pursuant to the Pricing Grid.

            "Extended Term Loan Maturity Date": the Extended Tranche C Term Loan Maturity Date.

            "Term Loan": each Tranche C Term Loan.

            "Term Loan Commitment": as to any Lender, its Tranche C Term Loan Commitment.

            "Term Loan Facility": the Tranche C Term Loan Commitments and the Tranche C Term Loans made thereunder.

            "Term Loan Lender": each Tranche C Term Loan Lender.

            3. Amendment to Section 2.1 of the Credit Agreement (Term Loan Commitments; Incremental Loans). (a) Section 2.1(a) of the Credit Agreement is hereby amended by deleting it in its entirety and substituting in lieu therefor the words "[Intentionally Omitted].".

            (b) Section 2.1(b)(i) of the Credit Agreement is hereby amended by deleting the amount $100,000,000 therein and substituting in lieu therefor the number $60,000,000.

            4. Amendment to Sections 2.2 (Procedure for Term Loan Borrowing) and 2.3 (Repayment of Term Loans) of the Credit Agreement. Sections 2.2 and 2.3 of the Credit Agreement are hereby amended by deleting them in their entirety and, in each case, substituting in lieu therefor the words "[Intentionally Omitted].".

            5. Amendment to Section 2.6(a) of the Credit Agreement (Repayment of Loans; Evidence of Debt). Section 2.6(a) of the Credit Agreement is hereby amended by deleting the reference to "Section 2.3" therein and substituting in lieu therefor a reference to "Section 2.24".

            6. Amendment to Section 2 of the Credit Agreement (Amount and Terms of the Commitments). Section 2 of the Credit Agreement is hereby amended by adding the following new Section 2.24 in the appropriate numerical order:

                  2.24     Tranche C Term Loan Facility.

            (a) Tranche C Term Loans. Subject to the terms and conditions hereof, the Tranche C Term Loan Lenders severally agree to make term loans (each, a "Tranche C Term Loan") to the Borrower on the Tranche C Term Loan Effective Date for each Tranche C Term Loan Lender not to exceed the amount of the Tranche C Term Loan Commitment of such Lender. The Tranche C Term Loans may from time to time be Eurodollar Loans or Base Rate Loans, as determined by the Borrower and notified to the Administrative Agent in accordance with Sections 2.24(b) and 2.11.

            (b) Procedure for Tranche C Term Loan Borrowing. The Borrower shall deliver to the Administrative Agent a Borrowing Notice (which Borrowing Notice must be received by the Administrative Agent prior to 10:00 A.M., New York City time, at least one Business Day prior to the anticipated Tranche C Term Loan Effective Date) requesting that the Tranche C Term Loan Lenders make the Tranche C Term Loans on the Tranche C Term Loan Effective Date. The Tranche C Term Loans made on the Tranche C
      Term Loan Effective Date shall initially be Base Rate Loans, and no Tranche C Term Loan may be converted into or continued as a Eurodollar Loan having an Interest Period in excess of one month prior to the date which is the earlier of (i) 60 days after the Tranche C Term Loan Effective Date and (ii) the Tranche C Term Loan Facility Syndication Date. Upon receipt of such Borrowing Notice the Administrative Agent shall promptly notify each Tranche C Term Loan Lender thereof. Not later than 12:00 Noon, New York City time, on the Tranche C Term Loan Effective Date each Tranche C Term Loan Lender shall make available to the Administrative Agent at the Funding Office an amount in immediately available funds equal to the Tranche C Term Loan or Tranche C Term Loans to be made by such Lender. The Administrative Agent shall promptly make available to the Borrower the aggregate of the amounts made available to the Administrative Agent by the Tranche C Term Loan Lenders, in like funds as received by the Administrative Agent.

            (c) Repayment of Tranche C Term Loans. The Tranche C Term Loan of each Tranche C Term Loan Lender shall mature in 19 consecutive quarterly installments, commencing on September 30, 2003, each of which shall be in an amount equal to such Lender's Tranche C Term Loan Percentage multiplied by the amount set forth below opposite such installment:

                  Installment                   Principal Amount

                  September 30, 2003                  $412,500
                  December 31, 2003                   $412,500
                  March 31, 2004                      $412,500
                  June 30, 2004                       $412,500
                  September 30, 2004                  $412,500
                  December 31, 2004                   $412,500
                  March 31, 2005                      $412,500
                  June 30, 2005                       $412,500
                  September 30, 2005                  $412,500
                  December 31, 2005                   $412,500
                  March 31, 2006                      $412,500
                  June 30, 2006                       $412,500
                  September 30, 2006                  $412,500
                  December 31, 2006                   $412,500
                  March 31, 2007                      $412,500
                  June 30, 2007                    $39,703,125
                  September 30, 2007               $39,703,125
                  December 31, 2007                $39,703,125
                  March 31, 2008                   $39,703,125

      provided that, if the Borrower amends or refinances its 9 5/8% Series B Senior Subordinated Notes due 2008 and 8 1/2% Series B Senior Subordinated Notes due 2008, on or prior to May 31, 2007 such that no principal payment is due under such securities prior to September 30, 2009 and at the time of such amendment or refinancing, no Default or Event of Default has occurred and is continuing, then the final maturity date of the Tranche C Term Loans shall be March 31, 2009 (the "Extended Tranche C Term Loan Maturity Date") and the amount to be repaid for the period beginning April 2007 until the Extended Tranche C Term Loan Maturity Date shall be as follows:

                  Installment                   Principal Amount

                  June 30, 2007                       $412,500
                  September 30, 2007                  $412,500
                  December 31, 2007                   $412,500
                  March 31, 2008                      $412,500
                  June 30, 2008                    $39,290,625
                  September 30, 2008               $39,290,625
                  December 31, 2008                $39,290,625
                  March 31, 2009                   $39,290,625

            7. Amendment to Section 2.10 of the Credit Agreement (Mandatory Prepayments). Section 2.10 of the Credit Agreement is hereby amended by inserting the following new paragraph (d) in the appropriate order:

            (d) If the 9 5/8% Redemption of the Redeemed 9 5/8% Notes has not occurred prior to the date which is 45 days after the Tranche C Term Loan Effective Date, then, on such 45th day, the Term Loans shall be prepaid by an amount equal to the excess of $165,000,000 minus the amount of the Tranche C Term Loans used to finance the August 2003 Term Loan Refinancing and to pay related fees and expenses.

            8. Amendment to Section 4.1 of the Credit Agreement (Financial Condition). Section 4.1 of the Credit Agreement is hereby amended by inserting the following new paragraph (c) in the appropriate order:

            (c) The unaudited pro forma consolidated balance sheet of the Parent and its consolidated Subsidiaries as at June 30, 2003 (including the notes thereto) (the "Tranche C Term Loan Pro Forma Balance Sheet"), copies of which have heretofore been furnished to each Tranche C Term Loan Lender, has been prepared giving effect (as if such events had occurred on such date) to (i) the consummation of the August 2003 Term Loan Refinancing and the 9 5/8% Redemption, (ii) the Loans to be made on the Tranche C Term Loan Effective Date and the use of proceeds thereof and
      (iii) the payment of fees and expenses in connection with the foregoing. The Tranche C Term Loan Pro Forma Balance Sheet has been prepared based on the best information available to the Parent as of the date of delivery thereof, and presents fairly in all material respects on a pro forma basis the estimated financial position of the Parent and its consolidated Subsidiaries as at June 30, 2003, assuming that the events specified in the preceding sentence had actually occurred at such date.

            9. Amendment to Section 4.16 of the Credit Agreement (Use of Proceeds). Section 4.16 of the Credit Agreement is hereby amended by deleting the first sentence thereof and by adding to the end of such Section the following: "The proceeds of the Tranche C Term Loans shall be used to finance the August 2003 Term Loan Refinancing and the 9 5/8% Redemption and to pay related fees and expenses in connection therewith."

            10. Amendment to Section 7.9 of the Credit Agreement (Limitation on Optional Payments and Modifications of Debt Instruments). (a) Section 7.9(a) of the Credit Agreement is hereby amended by deleting the words "(x) the Borrower may pay, prepay, repurchase, redeem or defease up to $50,000,000 of such Senior Subordinated Notes at any time and from time to time, and, (y) the Borrower may also" and substitute in lieu therefor the words "at any time after the Tranche C Term Loan Effective Date, the Borrower may".

            (b) Section 7.9(b) is hereby amended by deleting the reference to "Section 2.3" therein and substituting in lieu therefor a reference to "Section 2.24".

            11. Amendment to Section 10.17 of the Credit Agreement (Delivery of Lender Addenda). Section 10.17 of the Credit Agreement is hereby amended by adding (a) a paragraph lettering "(a)" in front of the existing paragraph therein and (b) the following new paragraph (b) at the end thereof:

                  (b) Each Tranche C Term Loan Lender shall become a party to this Agreement by delivering to the Administrative Agent a Lender Addendum duly executed by such Lender, the Borrower and the Administrative Agent.

            12. Amendment to Annex A of the Credit Agreement (Pricing Grid). Annex A to the Credit Agreement is hereby amended by deleting it in its entirety and substituting in lieu therefor, the following new Annex A, attached as Exhibit A hereto.

            13. Waiver to Section 7.9 of the Credit Agreement (Limitation on Optional Payments and Modifications of Debt Instruments). Compliance with
Section 7.9(a) of the Credit Agreement is hereby waived to the extent necessary to permit the 9 5/8% Redemption.

            14. Conditions to Effectiveness and the Tranche C Term Loans. This Amendment shall become effective on the date on which all of the following conditions precedent have been satisfied or waived (the "Tranche C Term Loan Effective Date"), and the agreement of each Tranche C Term Loan Lender to make the Tranche C Term Loan requested to be made by it is also subject to the satisfaction, prior to or concurrently with the making of such extension of credit, on the Tranche C Term Loan Effective Date, of the following conditions precedent:

            (a) The Administrative Agent shall have received five counterparts of this Amendment duly executed and delivered by the Parent, Holdings and the Borrower.

            (b) The Administrative Agent shall have received executed Lender Consent Letters, substantially in the form of Exhibit B hereto ("Lender Consent Letters"), from Lenders constituting not less than the Required Prepayment Lenders (as defined in the Credit Agreement without giving effect to this Amendment).

            (c) The Administrative Agent shall have received a Lender Addendum executed and delivered by each Tranche C Term Loan Lender and accepted by the Borrower.

            (d) The Administrative Agent shall have received an executed Acknowledgment and Consent, in the form of Exhibit C hereto (the "Acknowledgment and Consent"), from the Guarantors.

            (e) The Administrative Agent shall have received duly executed and delivered amendments to the Mortgages necessary or desirable to reflect the addition of the Tranche C Term Loan Facility and the Tranche C Term Loans.

            (f) The Administrative Agent shall have received satisfactory evidence that on the Tranche C Term Loan Effective Date the Borrower, upon receipt of the proceeds of the Tranche C Term Loan, will issue irrevocable notice redeeming the Redeemed 9 5/8% Notes pursuant to the terms of the Senior Subordinated Note Indentures related to the Redeemed 9 5/8% Notes and the redemption date of the Redeemed 9 5/8% Notes set forth in such notice shall be on or prior to the date that is 40 days after the Tranche C Term Loan Effective Date.

            (g) The Tranche C Term Loan Lenders shall have received the Tranche C Term Loan Pro Forma Balance Sheet.

            (h) The Administrative Agent shall have received all fees required to be paid, and all expenses for which invoices have been presented supported by customary documentation (including reasonable fees, disbursements and other charges of counsel to the Agents), on or before the Tranche C Term Loan Effective Date. All such amounts will be paid with proceeds of Tranche C Term Loans made on the Tranche C Term Loan Effective Date and will be reflected in the funding instructions given by the Borrower to the Administrative Agent on or before the Tranche C Term Loan Effective Date.

            (i)   On or  before  the  Tranche C Term Loan  Effective  Date,  all corporate and other proceedings taken or to be taken in connection with this Amendment shall be reasonably satisfactory in form and substance to Administrative Agent and its counsel, and Administrative Agent and such counsel shall have received all such counterpart originals or certified copies of such documents as Administrative Agent may reasonably request.

            (j) The Administrative Agent shall have received a certificate of the Borrower, dated the Tranche C Term Loan Effective Date, in form and substance reasonably satisfactory to the Administrative Agent.

            (k) The Administrative Agent shall have received the legal opinion of Akin Gump Strauss Hauer & Feld LLP, counsel to the Loan Parties, in form and substance reasonably satisfactory to the Administrative Agent.

            (l) All material governmental and third party approvals necessary in connection with the Tranche C Term Loan Facility, the continuing operations of the Parent, Holdings, the Borrower and its Restricted Subsidiaries and the transactions contemplated hereby shall have been obtained and be in full force and effect.

            15. Representations and Warranties. The Borrower hereby represents and warrants to Administrative Agent and each Lender that (before and after giving effect to this Amendment):

            (a) Each Loan Party has the corporate power and authority, and the legal right, to make, deliver and perform this Amendment and the Acknowledgment and Consent (the "Amendment Documents") to which it is a party and, in the case of the Borrower, to borrow under the Credit Agreement as amended hereby. Each Loan Party has taken all necessary corporate or other action to authorize the execution, delivery and performance of the Amendment Documents to which it is a party and, in the case of the Borrower, to authorize the borrowings on the terms and conditions of the Credit Agreement as amended by this Amendment (the "Amended Credit Agreement"). No consent or authorization of, filing with, notice to or other act by or in respect of, any Governmental Authority or any other Person is required in connection with the Amendment Documents, the borrowings under the Amended Credit Agreement or the execution, delivery, performance, validity or enforceability of this Amendment or the Acknowledgment and Consent, except (i) consents, authorizations, filings and notices which have been obtained or made and are in full force and effect and (ii) the filings referred to in Section 4.19 of the Credit Agreement. Each Amendment Document has been duly executed and delivered on behalf of each Loan Party that is a party thereto. Each Amendment Document and the Amended Credit Agreement constitutes a legal, valid and binding obligation of each Loan

Party that is a party thereto, enforceable against each such Loan Party in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors' rights generally and by general equitable principles (whether enforcement is sought by proceedings in equity or at law).

            (b) The execution, delivery and performance of the Amendment Documents, the borrowings under the Amended Credit Agreement and the use of the proceeds thereof will not violate any Requirement of Law or any material Contractual Obligation of the Parent, Holdings, the Borrower or any of its Restricted Subsidiaries and will not result in, or require, the creation or imposition of any Lien on any of their respective properties or revenues pursuant to any Requirement of Law or any such Contractual Obligation (other than the Liens created by the Security Documents).

            (c) Each of the representations and warranties made by any Loan Party herein or in or pursuant to the Loan Documents is true and correct in all material respects on and as of the Tranche C Term Loan Effective Date as if made on and as of such date (except that any representation or warranty which by its terms is made as of an earlier date shall be true and correct in all material respects as of such earlier date).

            (d) The Borrower and the other Loan Parties have performed in all material respects all agreements and satisfied all conditions which this Amendment and the other Loan Documents provide shall be performed or satisfied by the Borrower or the other Loan Parties on or before the Tranche C Term Loan Effective Date.

            (e) After giving effect to this Amendment, the August 2003 Term Loan Refinancing and the 9 5/8% Redemption, no Default or Event of Default has occurred and is continuing, or will result from the consummation of the transactions contemplated by this Amendment.

            16. Payment of Expenses. The Borrower agrees to pay or reimburse the Administrative Agent for all of its reasonable out-of-pocket costs and expenses incurred in connection with this Amendment, any other documents prepared in connection herewith and the transactions contemplated hereby, including, without limitation, the reasonable fees and disbursements of counsel to the Administrative Agent.

            17. No Other Amendments or Waivers; Confirmation. Except as expressly provided hereby, all of the terms and provisions of the Credit
Agreement and the other Loan Documents are and shall remain in full force and effect. The amendment and waiver contained herein shall not be construed as an amendment or waiver of any other provision of the Credit Agreement or the other Loan Documents or for any purpose except as expressly set forth herein or a consent to any further or future action on the part of the Borrower that would require the waiver or consent of the Administrative Agent or the Lenders.

            18. GOVERNING LAW; Miscellaneous. (a) THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

            (b) On and after the Tranche C Term Loan Effective Date, each reference in the Credit Agreement to "this Agreement", "hereunder", "hereof", "herein", or words of like import referring to the Credit Agreement, and each reference in the other Loan Documents to the "Credit Agreement", "thereunder", "thereof", or words of like import referring to the Credit Agreement shall mean and be a reference to the Amended Credit Agreement.

            (c) This Amendment may be executed by one or more of the parties to this Agreement on any number of separate counterparts, and all of said counterparts taken together shall be deemed to constitute one and the same instrument. A set of the copies of this Amendment, the Acknowledgment and Consent and the Lender Consent Letters signed by all the parties shall be lodged with the Borrower and the Administrative Agent. This Amendment may be delivered by facsimile transmission of the relevant signature pages hereof.

            (d) The execution and delivery of the Lender Consent Letter by any Lender shall be binding upon each of its successors and assigns (including assignees of its Loans in whole or in part prior to effectiveness hereof).

            IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered by their respective proper and duly authorized officers as of the day and year first above written.

                                     CINEMARK, INC.

                                     By: /s/Michael Cavalier
                                         Name: Michael Cavalier
                                         Title: Secretary

                                     CNMK HOLDING, INC.

                                     By: /s/Michael Cavalier
                                         Name: Michael Cavalier
                                         Title: Vice President

                                     CINEMARK USA, INC.

                                     By: /s/Robert Copple
                                         Name: Robert Copple
                                         Title: Senior Vice President-CFO

                                     BANK OF AMERICA, N.A., as Syndication Agent

                                     By: /s/ Michael Pavell
                                         Name: Michael Pavell
                                         Title: Principal

                                     LEHMAN COMMERCIAL PAPER INC., as
                                     Administrative Agent

                                     By: /s/G. Robert Berzins
                                     Name: G. Robert Berzins
                                     Title: Vice President

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

        Date: November 14, 2003


CINEMARK USA, INC.


By: /s/ Lee Roy Mitchell
    Lee Roy Mitchell
    Chief Executive Officer

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

        Date: November 14, 2003


CINEMARK USA, INC.


By: /s/ Robert Copple
    Robert Copple
    Chief Financial Officer

                                                                    EXHIBIT 32.1
                               CEO CERTIFICATION
                         PURSUANT TO SECTION 906 OF THE
                          SARBANES - OXLEY ACT OF 2002

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended September 30, 2003 of Cinemark USA, Inc. (the "Issuer").

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


Dated: November 14, 2003

       /s/ Lee Roy Mitchell
       Lee Roy Mitchell
       Chief Executive Officer


Subscribed and sworn to before me this 14th day of November 2003.


       /s/ Carol Waldman
Name:  Carol Waldman
Title: Notary Public

My commission expires: 06/07/04

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    EXHIBIT 32.2
                               CFO CERTIFICATION
                         PURSUANT TO SECTION 906 OF THE
                          SARBANES - OXLEY ACT OF 2002

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended September 30, 2003 of Cinemark USA, Inc. (the "Issuer").

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


Dated: November 14, 2003

       /s/ Robert Copple
       Robert Copple
       Chief Financial Officer


Subscribed and sworn to before me this 14th day of November 2003.


       /s/ Carol Waldman
Name:  Carol Waldman
Title: Notary Public

My commission expires: 06/07/04

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.