Form 10-K
period 2003-12-31
CINEMARK USA INC /TX
filed 2004-03-17
CIK 885975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission File Number 033-47040

CINEMARK USA, INC.

(Exact Name of Registrant as Specified in its Charter)

Texas	75-2206284
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3900 Dallas Parkway
Suite 500
Plano, Texas	75093
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 665-1000

Registrant’s corporate website: www.cinemark.com

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

Yes ☒	No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

     As of March 15, 2004, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.

PART I

Item 1. Business

The Company

     Cinemark USA, Inc., and subsidiaries, are leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation. Our growth over the past several years has been through targeted worldwide new theatre development. During 2003, we opened nine new stadium seating theatres with 77 screens and added three screens to existing theatres, bringing our aggregate screen count to 3,096 screens in 286 theatres located in 33 states, Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Colombia and the United Kingdom. On December 31, 2003, we acquired eight theatres with 46 screens in the U.S. (the operating results of which were not included in our 2003 consolidated results of operations). As of December 31, 2003, after giving effect to the acquisitions consummated on December 31, 2003, we operated 3,142 screens in 294 theatres consisting of 2,739 screens in 245 first run theatres and 403 screens in 49 discount theatres. Our overall ratio of screens to theatres is 10.7 to 1. We believe we operate one of the most modern theatre circuits in the industry, with 1,975 screens (or 63% of our 3,142 screens) having been built by us since 1996.

     We had revenues of $957.6 million, operating income of $132.7 million and net income of $44.7 million for the year ended December 31, 2003. During the year ended December 31, 2003, we reduced our long-term debt by $47.7 million (including the net unamortized premium of $13.6 million related to our senior subordinated notes) and increased our cash and cash equivalents by $43.6 million. We have increased revenues by a compound annual growth rate of 7.7% since the beginning of 1999.

     We maintain our principal executive offices at 3900 Dallas Parkway, Suite 500, Plano, Texas 75093. Our telephone number is (972) 665-1000. We maintain a corporate website at www.cinemark.com.

Description of Business

     We are one of the leaders in the motion picture exhibition industry, in terms of both revenues and number of screens in operation. We were founded as a Texas corporation in 1987 by our Chairman and Chief Executive Officer, Lee Roy Mitchell, and have grown primarily through targeted worldwide new theatre development. As of December 31, 2003, we operated 3,142 screens in 294 theatres, after giving effect to the acquisitions consummated on December 31, 2003 (the operating results of which were not included in our 2003 consolidated results of operations).

     Our scale and geographic diversity within North America and Latin America has allowed us to maintain consistent revenue growth. We have increased revenues by a compound annual growth rate of 7.7% since the beginning of 1999. Our North American theatres, located in 33 states and one Canadian province, are primarily located in mid-sized U.S. markets, including suburbs of major metropolitan areas. We believe these markets are generally less competitive and generate high, stable margins. Our theatres outside of North America are primarily located in major Latin American metropolitan markets, which we believe are generally underscreened and have significant growth potential.

Domestic Developments

     During 2003, we opened four new theatres with 43 screens and on December 31, 2003, we acquired eight theatres with 46 screens in the U.S. As of December 31, 2003, after giving effect to the acquisitions consummated on December 31, 2003, we operated 2,290 screens in 197 theatres in North America consisting of 1,887 screens in 148 first run theatres (12.8 screens per theatre) and 403 screens in 49 discount theatres (8.2 screens per theatre). Our overall ratio of screens to theatres in North America is 11.6 to 1. All but one theatre, with 12 screens, located in Vancouver, Canada, are located in the U.S. Approximately 68% of our first run screens in North America feature stadium seating.

Foreign Developments

     During 2003, we opened five new theatres with 34 screens and added three screens to existing theatres in international markets. As of December 31, 2003, we operated 852 screens in 97 first run theatres in Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Colombia and the United Kingdom. Our ratio of screens to theatres in these international markets is 8.8 to 1. All of our international theatres have been built by us since 1993, which we believe makes our international operations among the most modern in the international market. Approximately 78% of our international screens feature stadium seating.

Recent Developments — The Recapitalization

     On March 12, 2004, Popcorn Merger Corp., a Delaware company and newly formed subsidiary of Madison Dearborn Partners, L.L.C., entered into an agreement and plan of merger with Cinemark, Inc., or the “merger agreement,” pursuant to which Popcorn Merger Corp. will merge with and into Cinemark, Inc. with Cinemark, Inc. continuing as the surviving corporation. Simultaneously with the merger, an affiliate of Madison Dearborn Partners, L.L.C., which we refer to as the “equity sponsor,” will purchase shares of common stock of Cinemark, Inc. for approximately $518 million in cash, including expenses and subject to certain adjustments. Lee Roy Mitchell and the Mitchell Special Trust, whom we refer to as the “Mitchell investors,” and certain members of our management, whom we refer to as the “management investors,” are currently stockholders of Cinemark, Inc. and will, pursuant to the merger agreement, receive cash consideration in the merger. In addition, the Mitchell investors and the management investors will retain a portion of their current holdings of shares of Cinemark, Inc. after the merger. Upon the closing of the recapitalization, all of the capital stock of Cinemark, Inc. will be owned by the equity sponsor, the Mitchell investors and the management investors. Affiliates of Madison Dearborn Partners, L.L.C. will be the controlling stockholder and will be initially entitled to elect 10 of 12 members to the board of directors of Cinemark, Inc. We anticipate that the recapitalization will be completed on or around April 8, 2004.

Motion Picture Industry Overview

     Domestic Markets

     Revenues for the U.S. motion picture exhibition industry increased for the eleventh straight year in 2002 (as of the date of this report, the Motion Picture Association of America had not released the 2003 statistics). In 2002, single year U.S. motion picture box office revenues exceeded the $9.0 billion mark for the first time in history, reaching a total of $9.5 billion according to the Motion Picture Association of America. This new national box office record represents more than a 13% increase from the previous record of $8.4 billion set in 2001. The primary factor for such revenue growth has been a strong movie slate leading to an increase in admissions. Other factors contributing to the recent success of the industry include the improvement of theatre circuits resulting from the creation of the modern multiplex format, the improved quality and timing of film releases and the screen rationalization of 2000 and 2001. Three films released in 2003 grossed over $300 million, three other films grossed over $200 million and an additional 23 films grossed over $100 million.

     The following table represents the results of a survey by Motion Picture Association of America Worldwide Market Research outlining the historical trends in U.S. theatre attendance, average ticket prices and box office sales for the last ten years.

	U.S.	% Change	Average	% Change	U.S. Box	% Change
Year*	Attendance	Since 1993	Ticket Price	Since 1993	Office Sales	Since 1993

	(in millions)				($ in millions)
1993	1,244	—	$4.14	—	$5,154	—
1994	1,292	3.9%	$4.18	1.0%	$5,396	4.7%
1995	1,263	1.5%	$4.35	5.1%	$5,493	6.6%
1996	1,339	7.6%	$4.42	6.8%	$5,912	14.7%
1997	1,388	11.6%	$4.59	10.9%	$6,366	23.5%
1998	1,481	19.1%	$4.69	13.3%	$6,949	34.8%
1999	1,465	17.8%	$5.08	22.7%	$7,448	44.5%
2000	1,421	14.2%	$5.39	30.2%	$7,661	48.6%
2001	1,487	19.5%	$5.66	36.7%	$8,413	63.2%
2002	1,639	31.8%	$5.81	40.3%	$9,520	84.7%

*     Data for 2003 was not available at the time of this report.

     International Markets

     Growth in the international motion picture exhibition industry has also been strong. Global box office revenues increased 16.0% from $15.6 billion in 1998 to $18.1 billion in 2002. This growth is the result of the increasing acceptance of movie going as a popular form of entertainment throughout the world, ticket price increases and new theatre construction. According to Informa Media Group, Latin America is the fastest growing region in the world in terms of box office revenues.

     Growth in Latin America is expected to be fueled by a combination of continued development of modern theatres, attractive demographics (i.e., a significant teenage population), strong product from Hollywood and the emergence of a local film industry. In many Latin American countries the local film industry had been dormant because of the lack of sufficient theatres to screen the film product. The development of new modern multiplex theatres has awakened the local film industry and, in Mexico and Brazil, local film product is now playing a significant role in driving attendance growth.

     We believe many international markets for theatrical exhibition have historically been underserved due to antiquated or run-down theatres, among other things, and that international markets, especially those in Latin America, will continue to experience growth as additional modern stadium seating theatres are introduced.

     Recent History

     In recent years, the U.S. exhibition industry has felt the impact of rapid overbuilding by the largest industry players, high levels of overall capital expenditures and high leverage. As a result of the financial burden imposed on theatre operators by these three factors, the industry entered a period of significant industry rationalization. Many industry players had already begun the rationalization process in 2000 by closing hundreds of smaller, less profitable theatres. The pace of theatre closings increased during 2001 as a number of companies took advantage of the protections provided by the bankruptcy process to reject long-term leases on many underperforming theatres. The overall reduction in the numbers of theatres and screens in operation may improve industry profitability going forward. According to the Motion Picture Association of America, the total number of screens in the U.S. reached an all-time high of 37,396 in 2000, and then declined in both 2001 and 2002. There were 35,280 screens at the end of 2002 (Screen data for 2003 is not yet available). In addition to closing hundreds of theatres, the largest players in the industry have dramatically scaled back new theatre builds, resulting in significant decreases in capital expenditures.

     Significant capital expenditures by major industry players during the latter half of the 1990’s has resulted in a higher quality theatre base. Current circuits are comprised of a significant number of modern multiplex theatres, which generally include 10 or more screens, digital sound and stadium seating. The Company believes these improved facilities, which have been well received by patrons, will benefit the industry both by stimulating demand and by limiting the need for future capital expenditures.

Market Trends

     We believe the following market trends will drive the continued growth and strength of our industry:

     Increased Investment in Film Production and Marketing. Theatrical exhibition is the primary distribution channel for new motion picture releases. The success of a theatrical release, which “brands” a film, is one of the major factors in determining its success in “downstream” distribution channels, such as home video, DVD, and network, syndicated and pay-per-view television. The growing importance of downstream distribution channels has enabled studios to increase production and marketing expenditures. Production and marketing costs per new film in the U.S. have increased by compound annual growth rates of 7.4% and 8.6%, respectively from 1992 to 2002, according to the Motion Picture Association of America. This has led to an increase in “blockbuster” features, which attract larger audiences to theatres.

     Increased Importance of International Markets for Ensuring Box Office Success. International markets are becoming an increasingly important component of the overall box office revenues generated by Hollywood films. For example, markets outside of North America accounted for more than $1.5 billion, or greater than 60% of the global box office revenues for Finding Nemo, Lord of the Rings: Return of the King and Pirates of the Caribbean: Curse of the Black Pearl . With the continued growth of the international motion picture exhibition industry, the relative contribution of markets outside North America should become even more significant.

     Favorable Attendance Trends. Increased movie going frequency and attendance from key demographic groups have benefited the industry. According to the Motion Picture Association of America, annual admissions per capita in the U.S. increased from 4.5x to 5.7x, between 1991 and 2002. Additionally, the U.S. teenage segment, defined as 12-17 year olds, represented 16% of admissions in 2002, up from 14% in 1997. During 2002, 46% of U.S. teenagers attended movies 12 or more times per year, compared with 42% in 1997.

     Reduced Seasonality of Revenues. Historically, industry revenues have been highly seasonal, coinciding with the timing of film releases by the major distributors. The most marketable motion pictures were generally released during the summer, extending from Memorial Day to Labor Day, and during the holiday season, extending from Thanksgiving through year-end. However, the seasonality of motion picture exhibition has become less pronounced in recent years. Studios have begun to release films more evenly throughout the year, and hit films have emerged during traditionally weaker periods. This benefits exhibitors by allowing them to more effectively cover their fixed cost base throughout the year.

     Convenient and Affordable Form of Out-of-Home Entertainment. Movie going continues to be one of the most convenient and affordable forms of out-of-home entertainment, with an average ticket price in the U.S. of $5.81 in 2002. Average prices for other forms of out-of-home entertainment in the U.S., including sporting events, theme parks, musical concerts and plays, range from approximately $18.00 to $62.00 per ticket in 2002. Movie ticket prices have risen at approximately the rate of inflation, while ticket prices for other forms of out-of-home entertainment have increased at higher rates.

     Increasing Ancillary Revenue. Advertising revenues represent a small, but growing portion of revenues for motion picture exhibitors. The “Arbitron Cinema Advertising Study”, which was released in 2003, measured consumer awareness of on-screen advertising in the U.S., and indicated that 86% of all cinema audiences (representing 40% of the U.S. population) remembered on-screen ads a month after seeing them. The proliferation in broadcast and cable channels, as well as new recording devices that allow people to skip television commercials, has eroded broadcast media’s advertising reach. As a result, captive and attentive cinema audiences are becoming more attractive to advertisers. The Cinema Advertising Council reports that cinema advertising sales in the U.S. increased by an estimated 20% to approximately $300 million in 2003, making it one of the fastest growing mediums in the advertising industry.

Competitive Strategy

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

     Pursue Additional Revenue Opportunities. We will continue to pursue additional growth opportunities by developing and expanding ancillary revenue streams such as advertising. We are able to offer advertisers national, regional or local coverage in a variety of formats to reach our patrons, which numbered approximately 173.8 million during the year ended December 31, 2003. We are also exploring additional revenue sources such as digital video monitor advertising, third party branding, and the use of theatres for non-film events. We have used theatres during non-peak hours for simulcast concerts, pay-per-view sporting events, corporate meetings and cultural events.

Competitive Strengths

     We believe the following strengths allow us to compete effectively:

     Strong Balance Sheet with Significant Cash Flow. Our business strategy and disciplined building program allowed us to generate $132.7 million of operating income for the year ended December 31, 2003, which we have utilized to reduce our leverage. During the year ended December 31, 2003, we reduced our long-term debt by $47.7 million (including the net unamortized premium of $13.6 million related to our senior subordinated notes) and increased our cash and cash equivalents by $43.6 million.

     Focused Philosophy Resulting in Strong Financial Performance. We focus on negotiating favorable theatre facility economics, providing a superior viewing experience and controlling theatre operating costs. As a result of this philosophy, we generated $44.7 million of net income for the year ended December 31, 2003.

     Strong Management Team. Led by Mr. Mitchell, our management team has an average of approximately 20 years of theatre operating experience and a proven track record of superior performance. The team has successfully navigated the Company through many industry cycles; between 1999 and 2001, Cinemark was one of only two major motion picture exhibitors in the U.S. that did not file for bankruptcy protection. Management’s success during this period is largely a result of its financial discipline and focus on investment returns, as demonstrated by its decision to decrease its building commitments earlier than its competitors.

     Selective Building in Less Competitive U.S. Markets and Heavily Populated International Markets.

     Less Competitive U.S. Markets: We have historically built modern theatres in mid-sized U.S. markets, including suburbs of major metropolitan areas, which we believe were underserved. We believe our targeting of these markets, together with the high quality of our theatre circuit, has protected us from the negative financial impact of overbuilding and reduces the risk of competition from new entrants. As the sole exhibitor in approximately 85% of the first run film zones in which we operate, we have maximum access to film product. This enables us to select the films that we believe will deliver the highest returns in those markets.

     Heavily Populated, High Growth International Markets: We have directed our activities in international markets primarily toward Latin America due to the growth potential in these under-screened markets. We have successfully established a significant presence in most of the major cities in Latin America with theatres in nine of the ten largest metropolitan areas. We have strategic alliances with local partners in many countries, which help us obtain additional market insight. We generally fund our operating and capital expenditures in local currencies, thereby matching our expenses with revenues. We have also geographically diversified our international portfolio in an effort to balance risk and become one of the predominant Pan American motion picture exhibition companies.

     Modern Theatre Circuit. We have built our modern theatre circuit primarily through targeted worldwide new theatre development, which we believe provides a preferred destination for moviegoers in our markets. Since 1996, we have built 1,975 screens, or 63% of our total screen count. Our ratio of screens to theatres is one of the highest in the industry: 11.6 to 1 in North America and 8.8 to 1 internationally. Approximately 68% of our North American first run screens and 78% of our international screens feature stadium seating.

Theatre Operations

     As of December 31, 2003, after giving effect to the acquisitions consummated on December 31, 2003, we operated 3,142 screens in 294 theatres located in 33 states and 14 foreign countries. We operated 2,739 screens in 245 first run theatres and 403 screens in 49 discount theatres. The following tables summarize the geographic locations of our theatre circuit as of December 31, 2003.

     North American Theatres

	Total	Total
State	Theatres	Screens

Texas	62	790
Ohio	20	202
California	20	183
Utah	10	123
Oklahoma	9	88
Kentucky	7	75
Colorado	5	73
Illinois	6	72
Louisiana	4	54
Virginia	4	52
Oregon	4	50
Indiana	6	50
Florida	3	48
Pennsylvania	3	43
North Carolina	4	41
Mississippi	3	41
Michigan	2	36
Arkansas	3	30
Georgia	2	27
New York	2	27
Kansas	1	20
Iowa	3	19
New Jersey	1	16
New Mexico	2	16
Arizona	2	14
Missouri	1	14
Tennessee	1	14
Wisconsin	1	14
Massachusetts	1	12
Delaware	1	10
Minnesota	1	8
Nebraska	1	8
South Carolina	1	8

Total United States	196	2,278
Canada	1	12

Total North America	197	2,290

     International Theatres

	Total	Total
Country	Theatres	Screens

Brazil	30	272
Mexico	27	264
Chile	12	95
Argentina	8	73
Central America(1)	9	59
Peru	3	30
Colombia	4	26
United Kingdom	2	17
Ecuador	2	16

Total	97	852

(1)	Includes Honduras, El Salvador, Nicaragua, Costa Rica and Panama.

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

     We will continue to consider selective opportunities for development of modern multiplex theatres in underserved international markets, emphasizing Latin America, funded primarily with cash flow generated in those countries. We are able to mitigate exposure to currency fluctuations by using local currencies to fund substantially all aspects of our operations, including rent expense.

Corporate Operations

     We maintain a corporate office in Plano, TX that provides oversight for our domestic and international theatres. Domestic operations includes theatre operations support, film licensing and settlements, human resources, legal, finance and accounting, operational audit, theatre maintenance and construction, internet and information systems, real estate and marketing. Our North American operations are divided into ten regions, each of which is headed by a region leader.

     International operations function relatively autonomously. International personnel in the corporate office include the International President and directors/vice presidents in charge of film licensing, marketing, concessions, operations, construction, real estate, legal, loss prevention, management information systems and accounting. We have eight regional offices in Latin America responsible for the local management of operations in 12 individual countries. Each regional office is headed by a general manager and includes personnel in film licensing, marketing, operations and accounting. We employ three “super-regional” chief financial officers in Brazil, Chile and Mexico. The regional offices are staffed with nationals from the region to overcome cultural and operational barriers. Training is conducted at the corporate office to establish consistent standards throughout our international operations.

     Film Licensing

     In North America, films are typically licensed from film distributors that are owned by major film production companies or from independent film distributors that distribute films for smaller production companies. For new release films, film distributors typically establish geographic zones and offer each available film to one theatre in each zone. The size of a film zone is generally determined by the population density, demographics and box office potential of a particular market or region. A film zone can range from a radius of three to five miles in major metropolitan and suburban areas to up to fifteen miles in small towns. We currently operate theatres in 143 first run film zones in North America. New film releases are licensed at the discretion of the film distributors. As the sole exhibitor in approximately 85% of the first run film zones in which we operate, we have maximum access to film product, which allows us to select those pictures that we believe will be the most successful in our markets from those offered to us by distributors. We usually license films on an allocation basis in film zones where we face competition. Films are released to discount theatres once the attendance levels substantially drop off at the first run theatres. For discount films, film distributors generally establish availability on a market-by-market basis after the completion of exhibition at first run theatres and permit each theatre within a market to exhibit such films without regard to film zones.

     Unlike our North American operations, distributors in our international markets do not allocate film to a single theatre in a geographic film zone. Rather, competitive theatres can play the same films at the same time as other theatres. Our theatre personnel focus on providing excellent customer service, and we provide a modern facility with the most up-to-date sound systems, comfortable stadium style seating and other amenities typical of modern American-style multiplexes which we believe gives us a competitive advantage in markets where there are competing theatres. Of the 97 theatres we operate outside of North America, approximately 90% of those theatres have no direct competition.

     In North America, our film rental licenses typically state that rental fees are based on either mutually agreed upon firm terms established prior to the opening of the picture or on a mutually agreed upon settlement at the conclusion of the picture run. Under a firm terms formula, we pay the distributor a specified percentage of box office receipts, which reflects either a mutually agreed upon aggregate rate for the life of the film or rates that decline over the term of the run. Firm term film rental fees that decline over the term of the run generally start at 60% or 70% of box office admissions, gradually declining to as low as 30% over a period of four to seven weeks. The settlement process allows for negotiation of film rental fees upon the conclusion of the film run based upon how the film performs. In international markets, film rental percentages are generally lower than in North American markets and gradually decline over a period of several weeks.

     We also operate discount theatres in North America, with admissions ranging from $0.50 to $2 per ticket, to serve an alternative market of patrons that extends the life of a film past the first run screening. By serving this alternative market of patrons in our discount theatres, we have been able to increase the number of potential customers beyond traditional first run moviegoers. Our discount theatres offer many of the same amenities as our first run theatres, including wall-to-wall screens, comfortable seating with cup holder armrests, digital sound and multiple concession stands. Discount film rental percentages typically begin at 35% of box office receipts and often decline to 30% after the first week.

     Film rental costs are accrued based on the applicable box office receipts and either the mutually agreed upon firm terms or estimates of the final settlement depending upon the film licensing arrangement. Estimates are based on the expected success of a film over the length of its run. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known at the time the estimate is made and the expected success of a film over the length of its run can typically be estimated early in the film’s run. The final film settlement amount is negotiated at the conclusion of the film’s run based upon how a film actually performs. If actual settlements are higher than those estimated, additional film rental costs are recorded at that time.

     Concessions

     Concession sales are our second largest revenue source, representing approximately 32% of total revenues for 2003. Concession sales have a much higher margin than admissions sales. We have devoted considerable management effort to increase concession sales and improve operating margins. These efforts include implementation of the following strategies:

•	Optimization of product mix. Concession products are primarily comprised of various sizes of popcorn, soft drinks and candy. Different varieties and flavors of candy and soft drinks are offered at theatres based on preferences in that particular geographic region. Specially priced “combo-meals” have been implemented for all patrons as well as “movie meals” targeted toward children and senior citizens. We periodically introduce new concession products designed to generate additional concession sales.

•	Staff training. Employees are continually trained in “suggestive-selling” and “upselling” techniques. This training occurs through situational role-playing conducted at our “Customer Satisfaction University” as well as continued on-the-job training. Individual theatre managers receive additional compensation based on concession sales at their theatres and are therefore motivated to maximize concession sales.

•	Theatre design. Our theatres are designed to optimize efficiencies at the concession stands, which include multiple service stations to facilitate serving more customers quicker. We strategically place large concession stands within theatres to heighten visibility, reduce the length of concession lines, and improve traffic flow around the concession stands.

•	Cost control. We negotiate prices for concession supplies directly with concession vendors and manufacturers to obtain bulk rates. Concession supplies are distributed through a national distribution network. The concession distributor supplies and distributes inventory to the theatres, which place volume orders directly with the vendors to replenish stock. The concession distributor is paid a percentage fee for this service. We believe that utilizing a concession distributor is more cost effective than operating a concession warehousing network.

     Marketing

     In order to attract customers, we rely on newspaper display advertisements, substantially paid for by film distributors, newspaper directory film schedules, generally paid for by the exhibitor, and internet advertising which has emerged as a strong media source to inform patrons of film titles and show times. Radio and television advertising spots, generally paid for by film distributors, are used to promote certain motion pictures and special events. We also exhibit previews of coming attractions and films presently playing on the other screens which we operate in the same theatre or market.

     Our marketing department also focuses on maximizing revenue generating opportunities, which include the following:

•	Advertising. We believe the advertising industry recognizes the value of in-theatre advertising as an important medium due to the demographics of theatre patrons. The “Arbitron Cinema Advertising Study”, which was released in 2003, measured consumer awareness of on-screen advertising in the U.S., and indicated that 86% of all cinema audiences (representing 40% of the U.S. population) remembered on-screen ads a month after seeing them. In order to effectively realize and manage this opportunity, we entered into advertising contracts for rolling stock and screen slide advertising. We deliver advertising through “lights-up” on-screen slide advertising in the auditoriums, audio ads paired with music played throughout the theatre and rolling stock advertisements. We also advertise on digital lobby monitors located in concessions stands and game rooms. We are also exploring additional revenue sources such as digital video monitor advertising, third party branding, and the use of theatres for non-film events. We have used theatres during non-peak hours for simulcast concerts, pay-per-view sporting events, corporate meetings and cultural events. We are able to offer advertisers national, regional or local coverage in a variety of formats to reach our patrons, which numbered approximately 173.8 million during the year ended December 31, 2003. We currently carry advertising for several large advertisers. We also generate ancillary revenue from “imaging” in the lobby, including mini-billboards and displays, and distributing coupons and samples to patrons passing through the theatre complex.

•	Sales. We have a sales department that oversees the development and implementation of a comprehensive theatre rental and group sales effort. This department is responsible for increasing theatre rental income during periods when the theatre is normally closed and maximizing group film bookings to specialized groups such as schools, daycare centers and churches. During 2003, our group sales bookings for schools increased 48% over 2002. We believe the large lobbies, comfortable seating, big screen and sound capabilities make our theatres an attractive venue to hold corporate events, private parties, private screenings and team building meetings and can generate additional revenues. Our theatres have been used for simulcast concerts, pay-per-view sporting events, corporate meetings and cultural events. We believe the trend to use theatre auditoriums for non-film events during non-peak times will increase, which will add revenue and attract new audiences to our theatres while not significantly increasing costs. In addition, targeted efforts to sell niche films to particular groups will also increase overall revenues.

     Online Sales

     We have successfully used the internet to provide patrons access to movie times, the ability to buy tickets and print their tickets at home and purchase gift cards and other advanced sale-type certificates. The internet is quickly becoming the primary way to check movie times, replacing the traditional newspaper advertisements. In addition, many newspapers also add an internet component to their advertising and add movie showtimes to their internet offerings. Over time, the internet may allow us to reduce our advertising costs associated with newspaper directory advertisements. Patrons may purchase advance tickets from approximately 95 of our North American theatres (approximately 1,300 screens), and print tickets at home for eleven theatres by simply accessing our corporate website at www.cinemark.com.

     Our internet initiatives help improve customer satisfaction, as customers who purchase tickets over the internet are often able to bypass lines at the box office by printing their tickets at home or picking up their tickets at kiosks in the theatre lobby. We were the first major exhibitor to introduce this technology and also the first major exhibitor to make showtimes available for patrons through wireless handheld devices.

     Management Information Systems

     We developed our own proprietary point of sale management information system (the “system”) to further enhance our ability to maximize revenues, control costs and efficiently manage operations. The system provides corporate management with real-time admissions and concession revenue reports that allow managers to make real-time adjustments to movie schedules, extend runs or increase the number of screens on which successful movies are being played and substitute films when gross receipts cease to meet expectations. Real-

time seating and box office information is available to box office personnel, allowing theatre management to avoid overselling a particular film and providing faster and more accurate responses to customer inquiries regarding showings and available seating. The system also tracks concession sales and provides in-theatre inventory reports, leading to better inventory management and control. The system also has multiple language capabilities, numerous ticket pricing options, integrates internet ticket sales and has the ability to process credit cards. The system also supports barcode scanners, pole displays, touch screens, credit card readers and other equipment specific to individual country requirements.

Competition

     We are one of the leading motion picture exhibitors in terms of both revenues and the number of screens in operation. We compete against local, national and international exhibitors.

     We are the sole exhibitor in approximately 85% of the first run film zones in which our first run North American theatres operate. In film zones where there is no direct competition, we select those pictures we believe will be the most successful from among those offered to us by distributors. Where there is competition, we usually license films based on an allocation process. We currently operate in 143 first run film zones in North America. Of the 97 theatres we operate outside of North America, approximately 90% of those theatres have no direct competition. The principal competitive factors with respect to film licensing are:

•	capacity and location of an exhibitor’s theatre;
•	theatre comfort;
•	quality of projection and sound equipment;
•	level of customer service; and
•	licensing terms.

     The competition for customers is dependent upon factors such as the availability of popular films, the location of theatres, the comfort and quality of theatres and ticket prices. Our admission prices at first run and discount theatres are competitive with admission prices of competing theatres.

     We also face competition from a number of other motion picture exhibition delivery systems, such as home video, DVD, and network, syndicated and pay-per-view television. We do not believe that these additional distribution channels have adversely affected theatre attendance; however, we can give no assurance that existing or future alternative delivery systems will not have an adverse impact on attendance. We also face competition from other forms of entertainment competing for the public’s leisure time and disposable income.

Seasonality

     Our revenues have historically been seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, the most successful motion pictures have been released during the summer, extending from Memorial Day to Labor Day, and during the holiday season, extending from Thanksgiving through year-end. The unexpected emergence of a hit film during other periods can alter this seasonality trend. The timing of such film releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or for the same period in the following year. The seasonality of the release of successful films, however, has become less pronounced in recent years with the release of major motion pictures occurring more evenly throughout the year.

Employees

     We have approximately 8,500 employees in North America, approximately 10% of whom are full time employees and 90% of whom are part time employees. We have approximately 4,200 employees outside of North America. Currently, 22 North American employees are represented by unions under collective bargaining agreements. Some of our international operations utilize union labor. We regard our relations with our employees as satisfactory.

Regulations

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

     We are subject to various general regulations applicable to our operations including the Americans with Disabilities Act (the “ADA”). We develop new theatres to be accessible to the disabled and we believe we are in substantial compliance with current regulations relating to accommodating the disabled. Although we believe that our theatres comply with the ADA, we are, or have been, a party to lawsuits which claim that our handicapped seating arrangements do not comply with the ADA or that we are required to provide captioning for patrons who are deaf or are severely hearing impaired. See Item 3 — Legal Proceedings.

     Our theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship, health and sanitation requirements and licensing.

Financial Information About Geographic Areas

     We operate in a single business segment as a motion picture exhibitor. We are a multinational corporation with consolidated operations, as of December 31, 2003, in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Colombia and the United Kingdom. See Note 17 of the Notes to our Consolidated Financial Statements for information on our revenues and theatre properties and equipment in the U.S. and Canada, Mexico, Brazil and other foreign countries.

Available Information

     We file reports, information statements and other information, including this Annual Report on Form 10-K, with the Securities and Exchange Commission. Copies of such materials can be obtained by mail from the Public Reference Section of the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. You may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. Additionally, you can access our filings by visiting our corporate website at www.cinemark.com and selecting the link to SEC filings.

Item 2. Properties

North America

     As of December 31, 2003, after giving effect to the acquisitions consummated on December 31, 2003, we operated 164 theatres, with 1,802 screens, pursuant to leases and own the land and building for 33 theatres, with 488 screens, in North America. During 2003, we opened four new theatres with 43 screens and on December 31, 2003, we acquired eight theatres with 46 screens. Our leases are generally entered into on a long term basis with terms generally ranging from 15 to 25 years. The exercise of available renewal options can generally extend our leases by another 5 to 20 years. As of December 31, 2003, approximately 8% of our theatre leases in North America, covering 92 screens, have remaining terms, including optional renewal periods, of less than five years and approximately 76% of our theatre leases in North America, covering 1,512 screens, have remaining terms, including optional renewal periods, of more than 15 years. The leases generally provide for a fixed monthly minimum rent payment, with certain leases also subject to additional percentage rent if a target annual revenue level is achieved. We lease an office building in Plano, Texas for our corporate office. See Note 16 of our Notes to Consolidated Financial Statements for information with respect to our lease commitments. We periodically review the profitability of each of our North American theatres, particularly those whose lease terms are about to expire, to determine whether to continue its operations.

International

     As of December 31, 2003, we operated 97 theatres, with 852 screens, outside of North America, all of which are leased pursuant to ground or building leases. During 2003, we opened five new theatres, with 34 screens and added three screens to existing theatres. The leases generally provide for contingent rental based upon operating results (some of which are subject to an annual minimum). Generally, these leases will include renewal options for various periods at stipulated rates. We attempt to obtain lease terms that provide for build-to-suit construction obligations of the landlord. No international theatre leases have remaining terms, including optional renewal periods, of less than five years, and approximately 75% of our international theatre leases, covering 638 screens, have remaining terms, including optional renewal periods, of more than 15 years. We periodically review the profitability of each of our international theatres, particularly those whose lease terms are about to expire, to determine whether to continue its operations.

Item 3. Legal Proceedings

DOJ Litigation

     In March 1999, the Department of Justice filed suit in the U.S. District Court, Northern District of Ohio, Eastern Division, against us alleging certain violations of the Americans with Disabilities Act of 1990 (the “ADA”) relating to our wheelchair seating arrangements and seeking remedial action. An order granting summary judgment to us was issued in November 2001. The Department of Justice appealed the district court’s ruling with the Sixth Circuit Court of Appeals. On November 7, 2003, the Sixth Circuit Court of Appeals reversed the summary judgment and sent the case back to the district court for further review without deciding whether wheelchair seating at our theatres comply with the ADA. The Sixth Circuit Court of Appeals also stated that if the district court found that the theatres did not comply with the ADA, any remedial action should be prospective only. If we lose this litigation, our financial position, results of operations and cash flows may be materially and adversely affected. We are unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent our potential liability with respect to such proceeding is not material in the aggregate to our financial position, results of operations and cash flows. Accordingly, we have not established a reserve for loss in connection with this proceeding.

     To date, there have been three divergent opinions published by federal circuit courts addressing whether wheelchair seating locations in stadium-style movie theatres must comply with an alleged “viewing angle” requirement purportedly interpreted from the “lines of sight comparable” clause of Section 4.33.3 of the ADA Accessibility Guidelines.

     On April 6, 2000, the Fifth Circuit Court of Appeals issued its decision in Lara v Cinemark, in which it rejected an interpretation by the United States Department of Justice that Section 4.33.3 imposes a “viewing angle” requirement, and held that wheelchair seating locations in the sloped-floor areas of stadium-style movie theatres that provide unobstructed views of the movie screen comply with the “lines of sight comparable” language of Section 4.33.3 as a matter of law. Lara v. Cinemark USA, Inc., 207 F.3d 783, 788-89 (5th Cir. 2000). On August 13, 2003, the Ninth Circuit Court of Appeals issued its divided decision in Stewmon v. Regal, in which the majority deferred to an interpretation by the DOJ that Section 4.33.3 imposes a “viewing angle” requirement, and held that wheelchair seating locations in the sloped-floor areas of stadium-style movie theatres did not provide comparable “viewing angles” of the movie screen and thus were unlawful. Stewmon v. Regal Cinemas, Inc., 339 F.3d 1126, 1133 (9th Cir. 2003). On November 6, 2003, the Sixth Circuit Court of Appeals issued its opinion in United States v. Cinemark, in which it deferred in part to an interpretation by the DOJ that compliance with Section 4.33.3 includes a consideration of the quality of the “viewing angle” of the movie screen, but remanded the case to the district court to determine liability and remedies issues with dicta suggesting that any remedy should be given prospective application only. United States of America v. Cinemark USA, Inc., 348 F.3d 569, 579, 582-83 (6th Cir. 2003). These decisions have created three-way circuit conflicts on issues concerning interpreting federal accessibility law, deferring to the DOJ’s purported interpretations of federal accessibility law, and whether federal courts should retroactively apply such interpretations after construction of the subject facilities. Due to the circuit conflicts, we and Regal Cinemas have each filed petitions for writs of certiorari with the United States Supreme Court. Those petitions for certiorari are currently pending. We are unable to predict whether the United States Supreme Court will grant our petition for certiorari.

Austin, Texas Litigation

     In August 2001, David Wittie, Rona Schnall, Ron Cranston, Jennifer McPhail, Peggy Garaffa and ADAPT of Texas filed suit in the 201st Judicial District Court of Travis County, Texas alleging certain violations of the Human Resources Code, the Texas Architectural Barriers Act, the Texas Accessibility Standards and the Deceptive Trade Practices Act relating to accessibility of movie theatres for patrons using wheelchairs at two theatres located in the Austin, Texas market. The plaintiffs were seeking remedial action and unspecified damages. On February 20, 2003, a jury determined that our theatres located in the Austin, Texas market complied with the Human Resources Code, the Texas Architectural Barriers Act and the Texas Accessibility Standards. The judge granted summary judgment to us with respect to the Deceptive Trade Practices Act. The plaintiffs failed to timely appeal the verdict. Accordingly, the jury verdict is final.

Mission, Texas Litigation

     In July 2001, Sonia Rivera-Garcia and Valley Association for Independent Living filed suit in the 93rd Judicial District Court of Hidalgo County, Texas alleging certain violations of the Human Resources Code, the Texas Architectural Barriers Act, the Texas Accessibility Standards and the Deceptive Trade Practices Act relating to accessibility of movie theatres for patrons using wheelchairs at one theatre in the Mission, Texas market which claims are similar to those raised in the Wittie case in the preceding paragraph. The plaintiffs are seeking remedial action and unspecified damages. We have filed an answer denying the allegations and are vigorously defending this suit and have, as a result of the Wittie litigation, filed motions to dismiss this case. We are unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent our potential liability with respect to such proceeding is not material in the aggregate to our financial position, results of operations and cash flows. Accordingly, we have not established a reserve for loss in connection with this proceeding.

Houston, Texas Litigation

     In May 2002, Robert Todd on behalf of Robert Preston Todd, his minor child and “all individuals who are deaf or are severely hearing impaired” brought this case in the United States District Court for the Southern District of Texas, Houston Division against several movie theatre operators, including AMC Entertainment, Inc., Regal Entertainment, Inc., us and Century Theaters as well as eight movie production companies. The lawsuit alleges violation of Title III of the ADA and the First Amendment to the Constitution of the United States. Plaintiffs seek unspecified injunctive relief, unspecified declaratory relief, unspecified monetary damages (both actual and punitive) and unspecified attorney’s fees. We have denied any violation of law and have vigorously defended against all claims. On March 7, 2003, the federal district judge presiding over the case granted summary judgment to the defendants on the alleged First Amendment violations. On August 5, 2003, the federal district judge presiding over the case granted summary judgment to the defendants on the alleged ADA violations. The plaintiffs appealed the August 5, 2003 decision but have since withdrawn the appeal. Accordingly, the district court’s summary judgment in our favor is final.

     From time to time, we are involved in other various legal proceedings arising from the ordinary course of our business operations, such as personal injury claims, employment matters and contractual disputes, most of which are covered by insurance. We believe our potential liability with respect to proceedings currently pending is not material, individually or in the aggregate, to our financial position, results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

     There have not been any matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder’s Matters

     There is no established public trading market for our common stock. As of December 31, 2003, there was one holder of record of our common stock. We have not paid dividends on our common stock and do not expect to pay dividends on our common stock in the foreseeable future. Our senior subordinated notes indentures and senior secured credit facility contain restrictions on our ability to pay dividends on our common stock.

Item 6. Selected Financial Data

     The following tables set forth our selected consolidated financial and operating data for the periods and at the dates indicated for each of the five most recent years ended December 31, 2003. Certain reclassifications have been made to the 1999, 2000, 2001 and 2002 financial statements to conform to the 2003 presentation. You should read the selected consolidated financial and operating data set forth below in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and with our Consolidated Financial Statements and related notes and schedules thereto, appearing elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

	Year Ended December 31,

	1999	2000	2001	2002	2003

	(In thousands, except theatres and screen data)
Statement of Operations Data (Consolidated):
Revenues	$712,604	$786,264	$853,658	$939,265	$957,591

Theatre operating costs	463,673	504,519	531,967	574,616	586,643
Facility lease expense	89,808	108,489	114,737	116,303	120,912
General and administrative expenses	34,833	39,013	42,690	48,220	44,682
Depreciation and amortization	53,269	66,111	73,544	66,893	65,742
Asset impairment loss	3,720	3,872	20,723	3,869	7,549
(Gain) loss on sale of assets and other	2,420	912	12,408	470	(661)

Total costs and expenses	647,723	722,916	796,069	810,371	824,867

Operating income	64,881	63,348	57,589	128,894	132,724
Interest expense(1)	59,867	74,037	70,931	57,793	54,163
Income (loss) before cumulative effect of an accounting change	4,004	(10,423)	(4,021)	38,967	44,749
Net income (loss)[2]	$1,035	$(10,423)	$(4,021)	$35,577	$44,749

Other Financial Data (Consolidated):
Ratio of earnings to fixed charges(3)	1.04x	—	—	1.70x	1.77x
Cash flow from (used for):
Operating activities	$92,102	$54,796	$87,122	$150,119	$135,620
Investing activities	(223,044)	(94,886)	(33,799)	(34,750)	(47,151)
Financing activities	114,927	51,280	(21,513)	(96,140)	(45,839)
Capital expenditures	248,371	113,081	40,352	38,032	51,002
Balance Sheet Data (Consolidated):
Cash and cash equivalents	$8,872	$19,840	$50,199	$63,719	$107,319
Theatre properties and equipment—net	933,959	950,135	866,406	791,731	775,880
Total assets	1,041,861	1,060,576	996,544	916,814	960,746
Total long-term debt, including current portion	778,413	810,323	780,956	692,587	658,431
Shareholder’s equity	63,851	48,910	25,337	27,765	76,843
Balance Sheet Data (Restricted Group):(4)
Total long-term debt, including current portion	$716,172	$677,515	$674,217	$596,875	$645,075
Operating Data:
North America(5)(7)
Theatres operated (at period end)	185	190	188	188	189
Screens operated (at period end)	2,102	2,217	2,217	2,215	2,244
Total attendance	90,996	92,425	100,022	111,959	112,581
International(6)
Theatres operated (at period end)	69	80	88	92	97
Screens operated (at period end)	606	695	783	816	852
Total attendance	39,938	46,152	53,853	60,499	61,260

	Year Ended December 31,

	1999	2000	2001	2002	2003

	(In thousands, except theatres and screen data)
Worldwide(5)(6)(7)
Theatres operated (at period end)	254	270	276	280	286
Screens operated (at period end)	2,708	2,912	3,000	3,031	3,096
Total attendance	130,934	138,577	153,875	172,458	173,841
Restricted Group(4)(5)(6)(7)
Theatres operated (at period end)	214	217	218	221	229
Screens operated (at period end)	2,374	2,413	2,451	2,475	2,628
Total attendance	110,316	111,346	115,355	127,888	134,946

(1)	Includes amortization of debt issue cost and excludes capitalized interest for all periods presented.

(2)	In 1999, a cumulative effect of a change in accounting principle charge of $3.0 million (net of tax benefit) was recorded in connection with the adoption of Statement of Position (SOP) 98-5 requiring start-up activities and organization costs to be expensed as incurred. In 2002, a cumulative effect of a change in accounting principle charge of $3.4 million (net of tax benefit) was recorded as a transitional impairment adjustment in connection with the adoption of Statement of Financial Accounting Standards No. 142 requiring that goodwill and other intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually.

(3)	For the purposes of calculating the ratio of earnings to fixed charges, earnings consist of income (loss) before taxes and cumulative effect of an accounting change plus fixed charges excluding capitalized interest. Fixed charges consist of interest expense, capitalized interest, amortization of debt issue cost and that portion of rental expense which we believe to be representative of the interest factor. For the years ended December 31, 2000 and 2001, earnings were insufficient to cover fixed charges by $10.4 million and $17.9 million, respectively.

(4)	The restrictive covenants in the senior subordinated notes indentures apply only to Cinemark USA, Inc. and its restricted subsidiaries (the “Restricted Group”). This data presents certain information with respect to the Restricted Group only. See the supplemental schedules to our consolidated financial statements required by the indentures for the senior subordinated notes, appearing elsewhere in this report.

(5)	The data as of period end 1999, 2000, 2001, 2002 and 2003 excludes certain theatres operated by the Company in North America pursuant to management agreements that are not part of our consolidated operations.

(6)	The data as of period end 1999, 2000, 2001, 2002 and 2003 excludes certain theatres operated internationally through our affiliates that are not part of our consolidated operations.

(7)	Figures for 2003 exclude theatres, screens and attendance for the eight theatres and 46 screens acquired on December 31, 2003, as the results of operations for these theatres are not included in our 2003 consolidated results of operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes and schedules included elsewhere in this report.

Revenues and Expenses

     We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other ancillary revenue streams, such as vendor marketing programs, pay phones, ATM machines and electronic video games installed in video arcades located in some of our theatres. Revenues are recognized when admissions and concession sales are received at the box office and screen advertising is shown at the theatres. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. The 2003 release calendar included films targeted at every demographic – blockbusters such as The Matrix sequels, Lord of the Rings: Return of the King and Pirates of the Caribbean: Curse of the Black Pearl, romantic comedies such as Love, Actually and How to Lose a Guy in 10 Days, teen-oriented films including Scary Movie 3 and American Wedding and family movies such as Finding Nemo, Brother Bear, Cat in the Hat and Spy Kids 3D. The 2004 release schedule is expected to be strong and includes a number of highly anticipated sequels, most notably Harry Potter and the Prisoner of Azkaban, Spider Man 2 and Shrek 2. Distributors have also scheduled potential blockbusters such as Troy, The Passion of the Christ and The Alamo for release during the first half of 2004.

     Film rentals costs are variable in nature and fluctuate with our admissions revenues. Film rental costs as a percentage of revenues are generally higher for periods in which successful films are released. Film rental costs can also vary based on the length of a film’s run. Generally, a film that runs for a longer period results in lower film rental costs as a percentage of revenues. Advertising costs borne by us, which are expensed as incurred, are primarily fixed at the theatre level as daily movie directories placed in newspapers represent the largest component of advertising costs. The monthly cost of these ads is based on, among other things, the size of the directory and the frequency and size of the newspaper’s circulation. The internet is quickly becoming the primary way to check movie times, replacing the traditional newspaper advertisements. Over time, the internet may allow us to reduce our advertising costs associated with newspaper directory advertisements.

     Concession supplies expense is variable in nature and fluctuates with our concession revenues. We purchase concession supplies to replace units sold. We negotiate prices for concession supplies directly with concession vendors and manufacturers to obtain bulk rates.

     Although salaries and wages include a fixed cost component (i.e. the minimum staffing costs to operate a theatre facility during non-peak periods), salaries and wages move in relation to revenues as theatre staffing is adjusted to handle changes in attendance volume.

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

Revenue and Expense Recognition

     Revenues are recognized when admissions and concession sales are received at the box office and screen advertising is shown at the theatres. We record proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognize admissions and concession revenue when a holder redeems a gift card or other advanced sale-type certificate. We recognize unredeemed gift cards and other advanced sale-type certificates as other revenue only after such a period of time indicates, based on our historical experience, the likelihood of redemption is remote.

     Film rental costs are accrued based on the applicable box office receipts and either the mutually agreed upon firm terms or estimates of the final settlement depending on the film licensing arrangement. Estimates are made based on the expected success of a film over the length of its run. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known at the time the estimate is made and the expected success of a film over the length of its run can typically be estimated early in the film’s run. The final film settlement amount is negotiated at the conclusion of the film’s run based upon how a film actually performs. If actual settlements are higher than those estimated, additional film rental costs are recorded at that time. When participating in co-operative advertising, we share the total advertising costs to promote a film with the film distributor on a negotiated basis and our advertising expenses are presented net of the portion of advertising costs reimbursed to us. We recognize advertising costs and any sharing arrangements with film distributors in the same accounting period. Advertising costs borne by us are expensed as incurred.

Deferred Revenues

     Advances collected on long-term screen advertising and concession contracts are recorded as deferred revenues. In accordance with the terms of the agreements, the advances collected on screen advertising contracts are recognized as other revenues during the period in which the revenue is earned based primarily on our attendance counts or screenings, which may differ from the period in which the advances are collected. In accordance with the terms of the agreements, the advances collected on concession contracts are recognized as a reduction in concession supplies expense during the period in which earned which may differ from the period in which the advances are collected.

Asset Impairment Loss

     We review long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We assess many factors including the following to determine whether to impair individual theatre assets:

•	actual theatre level cash flow;

•	future years budgeted theatre level cash flow;

•	theatre property and equipment values;

•	goodwill values;

•	the age of a recently built theatre;

•	competitive theatres in the marketplace;

•	the sharing of a market with our other theatres;

•	changes in foreign currency exchange rates;

•	the impact of recent ticket price changes; and

•	other factors considered relevant in our assessment of impairment of individual theatre assets.

     Assets are evaluated for impairment on an individual theatre basis or a group of theatres that share the same marketplace, which we believe is the lowest applicable level for which there are identifiable cash flows. The evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover an asset’s carrying amount, an impairment review is performed in which we compare the carrying value of the asset with its fair value, which is determined based on estimated cash flows. When estimated fair value is determined to be lower than the carrying value of the asset, the asset is written down to its estimated fair value.

Income Taxes

     We use an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the bases of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized. Income taxes are provided on unremitted earnings from foreign subsidiaries unless such earnings are expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments and the related tax accruals are in the consolidated balance sheets. To the extent tax accruals differ from actual payments or assessments, the accruals will be adjusted.

Results of Operations

     Set forth below is a summary of operating revenues and expenses, certain income statement items expressed as a percentage of revenues, average screen count and revenues per average screen for the three most recent years ended December 31, 2001, 2002 and 2003.

	Year Ended December 31,

	2001	2002	2003

Operating Data (in millions)(1):
Revenues:
Admissions	$548.9	$597.4	$601.9
Concession	257.6	292.8	302.4
Other	47.2	49.1	53.3

Total revenues	$853.7	$939.3	$957.6

Cost of operations:
Film rentals and advertising	$295.0	$321.8	$326.8
Concession supplies	44.9	50.7	50.0
Salaries and wages	90.8	97.3	98.3
Facility lease expense	114.7	116.3	120.9
Utilities and other	101.3	104.8	111.6

Total cost of operations	$646.7	$690.9	$707.6

Operating data as a percentage of total revenues(1):
Revenues:
Admissions	64.3%	63.6%	62.9%
Concession	30.2	31.2	31.6
Other	5.5	5.2	5.5

Total revenues	100.0	100.0	100.0
Cost of operations(2):
Film rentals and advertising	53.7	53.9	54.3
Concession supplies	17.4	17.3	16.5
Salaries and wages	10.6	10.4	10.3
Facility lease expense	13.4	12.4	12.6
Utilities and other	11.9	11.2	11.7
Total cost of operations	75.8	73.6	73.9

Average screen count (month end average)	2,954	3,015	3,044

Revenues per average screen	$288,961	$311,555	$314,631

(1)	Certain reclassifications have been made to the 2001 and 2002 financial statements to conform to the 2003 presentation.

(2)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues, and concession supplies, which are expressed as a percentage of concession revenues.

Comparison of Years Ended December 31, 2003 and December 31, 2002

     Revenues. Revenues for 2003 increased 2.0% to $957.6 million from $939.3 million in 2002. The increase in revenues is attributable to a 0.8% increase in attendance and a 2.5% increase in concession revenues per patron. Attendance for 2003 was 173.8 million compared to 172.5 million for 2002. Concession revenues per patron were $1.74 for 2003 compared to $1.70 for 2002. The increase in concession revenues per patron is primarily a result of the successful implementation of a domestic concession price increase during the fourth quarter of 2002. Average ticket prices for 2003 were consistent with 2002. Revenues per average screen increased 1.0% to $314,631 for 2003 from $311,555 for 2002.

     Cost of Operations. Cost of operations, as a percentage of revenues, increased to 73.9% in 2003 from 73.6% in 2002. Film rentals and advertising increased to 54.3% of admissions revenues for 2003 from 53.9% for 2002. The increase is due to increased film rental costs and promotional activities during 2003. Facility lease expense increased to 12.6% of revenues for 2003 from 12.4% for 2002. Utilities and other costs increased to 11.7% of revenues for 2003 from 11.2% for 2002, primarily due to increased utility costs, insurance and repairs and maintenance expense. Concession supplies decreased to 16.5% of concession revenues for 2003 from 17.3% for 2002, primarily as a result of the successful implementation of a domestic concession price increase during the fourth quarter of 2002. Salaries and wages decreased to 10.3% of revenues for 2003 from 10.4% for 2002.

     General and Administrative Expenses. General and administrative expenses, as a percentage of revenues, decreased to 4.7% in 2003 from 5.1% in 2002. General and administrative expenses decreased to $44.7 million for 2003 from $48.2 million for 2002. The decrease is primarily related to the write-off of $3.1 million of legal, accounting and other professional fees and costs in 2002, associated with our parent company, Cinemark, Inc.’s, proposed initial public offering which was subsequently postponed due to unfavorable market conditions.

     Depreciation and Amortization. Depreciation and amortization decreased to $65.7 million in 2003 from $66.9 million in 2002. Depreciation and amortization as a percentage of revenues decreased to 6.9% in 2003 from 7.1% in 2002.

     Asset Impairment Loss. We recorded asset impairment charges on assets held and used of $7.5 million in 2003 and $3.9 million in 2002, as follows:

	Years Ended December 31,

	2003	2002

United Kingdom	$2.5	$—
Mexico	1.2	—
U.S	3.0	1.8
Chile	0.7	1.3
Other	0.1	0.8

Total	$7.5	$3.9

     Gain/loss on Sale of Assets and Other. We recorded a gain on sale of assets and other of $0.7 million in 2003 compared to a loss on sale of assets and other of $0.5 million in 2002.

     Interest Expense. Interest costs incurred, including amortization of debt issue cost, decreased 6.2% to $54.2 million in 2003 from $57.8 million in 2002. The decrease in interest costs incurred during 2003 was primarily due to a decrease in average debt outstanding during the year under our long-term debt facilities.

     Foreign Currency Exchange Loss. We recorded a foreign currency exchange loss of $0.2 million in 2003 compared to a foreign currency exchange loss of $5.1 million in 2002. The loss recorded during 2002 was due to the translation of Cinemark Brasil S.A.’s assets and liabilities denominated in other than local currency and the devaluation of the real during 2002.

     Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of $7.5 million during 2003 that included a $1.6 million loss resulting from the write-off of unamortized debt issue costs associated with the retirement of our then existing credit facility and the Cinema Properties Facility that occurred during the first quarter of 2003, a $5.6 million loss resulting from the write-off of unamortized debt issue costs, unamortized bond premiums/discounts and tender offer repurchase costs associated with the tender offer to repurchase and subsequent retirement of approximately $233 million principal amount of outstanding 9 5/8% Senior Subordinated Notes that occurred during the second quarter of 2003 and a $0.3 million loss resulting from the write-off of unamortized debt issue costs, unamortized bond premiums/discounts and other fees associated with the redemption of the remaining $42 million principal amount of our 9 5/8% Senior Subordinated Notes due 2008 that occurred during the third quarter of 2003.

     Income Taxes. Income tax expense of $25.2 million was recorded in 2003 compared to income tax expense of $29.2 million in 2002. Our effective tax rate for 2003 was 36.0% as compared to 42.8% in 2002. The change in the effective tax rate is primarily due to a decrease in foreign losses not offset by a valuation allowance.

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

     General and Administrative Expenses. General and administrative expenses, as a percentage of revenues, increased to 5.1% in 2002 from 5.0% in 2001. General and administrative expenses increased to $48.2 million for 2002 from $42.7 million for 2001. The increase is primarily related to the write-off of $3.1 million of legal, accounting and other professional fees and costs associated with our parent company, Cinemark, Inc.’s, proposed initial public offering which was subsequently postponed due to unfavorable market conditions.

     Depreciation and Amortization. Depreciation and amortization decreased to $66.9 million in 2002 from $73.5 million in 2001. Depreciation and amortization as a percentage of revenues decreased to 7.1% in 2002 from 8.6% in 2001. The decrease is partially related to the January 1, 2002 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 which required that goodwill and other intangible assets with indefinite useful lives no longer be amortized. The decrease is also related to a reduction in the depreciable basis of properties and equipment resulting from the devaluation in foreign currencies (primarily in Argentina, Mexico and Brazil) and the decline in new construction.

     Asset Impairment Loss. We recorded asset impairment charges on assets held and used of $3.9 million in 2002 and $20.7 million in 2001, as follows:

	Years Ended December 31,

	2002	2001

U.S	$1.8	$19.0
Brazil	—	1.7
Chile	1.3	—
Other	0.8	—

Total	$3.9	$20.7

     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $0.5 million in 2002 and $12.4 million in 2001. Included in loss on sale of assets and other in 2001 is a charge of $7.2 million to write down one property to be disposed of in the U.S. to fair value and a charge of $1.5 million to write down one property to be disposed of in Argentina to fair value.

     Interest Expense. Interest costs incurred, including amortization of debt issue cost, decreased 18.5% to $57.8 million in 2002 from $70.9 million in 2001. The decrease in interest costs incurred during 2002 was due principally to a decrease in average debt outstanding under our then existing credit facility and the lower interest rates on our variable rate debt facilities.

     Income Taxes (Benefit). Income tax expense of $29.2 million was recorded in 2002 as compared to an income tax benefit of $14.1 million in 2001. Our effective tax rate for 2002 was 42.8% as compared to 77.8% in 2001. The change in the effective tax rate is mainly due to the recognition of the Mexico deferred tax asset in 2001.

     Income (Loss) Before Cumulative Effect of an Accounting Change. Income (loss) before cumulative effect of an accounting change increased to $39.0 million for 2002 from ($4.0) million for 2001 primarily as a result of the 10.0% increase in revenues and the decrease in interest expense and depreciation and amortization expense in 2002 in comparison with 2001.

Liquidity and Capital Resources

Operating Activities

     We primarily collect our revenues in cash, mainly through box office receipts and the sale of concession supplies. We are expanding the number of theatres that provide the patron a choice of using a credit card, in place of cash, which we convert to cash in approximately three to four days. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. We typically operate with a negative working capital position for our ongoing theatre operations throughout the year, primarily because of the lack of significant inventory and accounts receivable. Cash flow provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, amounted to $87.1 million, $150.1 million and $135.6 million in 2001, 2002 and 2003, respectively.

Investing Activities

     Our investing activities have been principally related to the development and acquisition of additional theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash flow used for investing activities, as reflected in the Consolidated Statements of Cash Flows, amounted to $33.8 million, $34.7 million and $47.2 million in 2001, 2002 and 2003, respectively.

     We are continuing to expand our domestic theatre circuit. In 2003, we opened four new theatres with 43 screens and, on December 31, 2003, we acquired eight theatres with 46 screens. At December 31, 2003, we had signed commitments to build twelve new theatres with 158 screens and add four screens to existing theatres scheduled to open in the U.S. in 2004 and thereafter. We estimate the remaining capital expenditures for the development of these 162 screens in the U.S. will be approximately $60 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities. We plan to fund capital expenditures for our continued development from cash flow from operations, borrowings under our senior secured credit facility, subordinated note borrowings, proceeds from sale leaseback transactions and/or sales of excess real estate. Additionally, we may from time to time, subject to compliance with our debt instruments, purchase on the open market our debt securities depending upon the availability and prices of such securities.

     We are continuing to expand our international theatre circuit. In 2003, we opened five new theatres with 34 screens and added three additional screens to existing theatres. At December 31, 2003, we had signed commitments to build five new theatres with 35 screens scheduled to open in international markets in 2004 and thereafter. We estimate the remaining capital expenditures for the development of theses 35 screens will be approximately $15 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities. We anticipate that investments in excess of available cash will be funded by us or by debt or equity financing to be provided by third parties directly to our subsidiaries.

Financing Activities

     Cash flows used for financing activities amounted to $21.5 million, $96.1 million and $45.8 million in 2001, 2002 and 2003, respectively.

     As of December 31, 2003, our long-term debt obligations, capital lease obligations, future minimum lease obligations under non-cancelable operating leases and purchase obligations were as follows:

	Payments Due by Period
	(in millions)
		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years

Long-term debt	$658.4	$6.7	$11.4	$266.1	$374.2
Capital lease obligations	—	—	—	—	—
Operating lease obligations	1,473.8	105.9	220.7	215.8	931.4
Purchase obligations(1)	79.6	63.8	15.4	0.4	—

Total Contractual Obligations	$2,211.8	$176.4	$247.5	$482.3	$1,305.6

(1)	Includes estimated capital expenditures associated with the construction of new theatres that we expect to expend as of December 31, 2003.

     As of December 31, 2003, we were in full compliance with all agreements governing our outstanding debt.

     As of December 31, 2003, our commercial commitments were as follows:

	Amount of Commitment
	Expiration Per Period
	(in millions)
		Less Than			After 5
Other Commercial Commitments	Total	1 Year	1-3 Years	4-5 Years	Years

Revolving Line of Credit (1)	$—	$—	$—	$—	$—
Standby Letters of Credit	0.1	0.1	—	—	—
Guarantees	—	—	—	—	—

Total Commercial Commitments	$0.1	$0.1	$—	$—	$—

(1)	As of December 31, 2003, there was approximately $74.9 million available under our revolving line of credit, giving effect to the $0.1 million letter of credit outstanding.

New Senior Subordinated Notes Issuance and Retirement of Outstanding Senior Subordinated Notes

     On February 11, 2003, we issued $150 million principal amount of 9% Senior Subordinated Notes due 2013, which are referred to elsewhere herein as the “original 9% notes”. On May 7, 2003, we issued an additional $210 million of 9% Senior Subordinated Notes due 2013, which are referred to elsewhere herein as the “new 9% notes”. The original 9% notes and the new 9% notes constitute a single class of debt securities under the indenture and are together referred to herein as the “existing 9% notes”. In July 2003, we completed an offer to exchange $360 million principal amount of 9% senior subordinated notes due 2013 (also referred to herein as the “existing 9% notes”), which were registered under the Securities and Exchange Act of 1933 for a like principal amount of the existing 9% notes. Interest is payable on February 1 and August 1 of each year, beginning August 1, 2003. The existing 9% notes mature on February 1, 2013. The net proceeds of $145.9 million from the issuance of the original 9% notes were used to repay a portion of our then existing credit facility. The net proceeds of $226.7 million from the issuance of the new 9% notes, which included a premium of $15.2 million, and additional borrowings under our senior secured credit facility were utilized to fund the purchase on May 16, 2003 of approximately $233 million principal amount of outstanding 9 5/8% Senior Subordinated Notes tendered as of midnight on May 15, 2003 pursuant to a tender offer announced on April 18, 2003.

     On September 18, 2003, we redeemed the remaining $42 million principal amount of outstanding 9 5/8% Senior Subordinated Notes utilizing the net proceeds of our senior secured credit facility term loan that was amended on August 18, 2003, along with additional borrowings under the $75 million five-year revolving credit line.

     We may redeem all or part of the existing 9% notes on or after February 1, 2008. Prior to February 1, 2006, we may redeem up to 35% of the aggregate principal amount of the existing 9% notes from the proceeds of certain equity offerings.

Senior Subordinated Notes

     As of December 31, 2003, we had outstanding two issues of senior subordinated notes: (1) $105 million principal amount of 8 1/2% Series B Senior Subordinated Notes due 2008; and (2) $360 million principal amount of 9% Senior Subordinated Notes due 2013. Interest on each issue is payable on February 1 and August 1 of each year.

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

     The senior subordinated notes are general, unsecured obligations and are subordinated in right of payment to the senior secured credit facility or other senior indebtedness. The notes are guaranteed by certain of our domestic subsidiaries. The guarantees are subordinated to the senior debt of the subsidiary guarantors and rank pari passu with the senior subordinated debt of our guarantor subsidiaries. The notes are effectively subordinated to the indebtedness and other liabilities of our non-guarantor subsidiaries. The senior subordinated notes are guaranteed by certain of our domestic subsidiaries on a senior subordinated basis.

New Senior Secured Credit Facility

     On February 14, 2003, we entered into a new senior secured credit facility consisting of a $75 million five-year revolving credit line and a $125 million term loan with Lehman Commercial Paper, Inc. for itself and as administrative agent for a syndicate of lenders. The senior secured credit facility provides for incremental term loans of up to $100 million. The net proceeds from the senior secured credit facility were used to repay, in full, the then existing Credit Facility and the Cinema Properties Facility. The term loan matures on March 31, 2008, but will be extended to March 31, 2009, if on or prior to May 31, 2007, the maturity of our existing senior subordinated notes are extended beyond September 30, 2009.

     On August 18, 2003, we amended our senior secured credit facility to provide a $165 million term loan expiring on March 31, 2008 subject to the extensions noted above as permitted by the senior secured credit facility. The amended senior secured credit facility provides for incremental term loans of up to $60 million. The net proceeds of the $165 million term loan and additional borrowings under the $75 million five-year revolving credit line were used to (i) repay $124.7 million of term loans outstanding under our senior secured credit facility and (ii) redeem on September 18, 2003 the remaining $42 million principal amount of our then outstanding 9 5/8% Senior Subordinated Notes due 2008.

     Under the amended term loan, principal payments of $412,500 are due each calendar quarter through March 31, 2007 and increase to $39,703,125 each calendar quarter from June 30, 2007 to maturity at March 31, 2008. The amended term loan bears interest, at our option, at: (A) the base rate plus a margin of 1.50% or (B) the eurodollar rate plus a margin of 2.50%. The margin applicable to base rate loans ranges from 1.25% per annum to 1.50% per annum and the margin applicable to eurodollar rate loans ranges from 2.25% per annum to 2.50% per annum based upon our achieving certain ratios of debt to consolidated EBITDA (as defined in the senior secured credit facility).

     Borrowings under the revolving credit line bear interest, at our option, at: (A) a margin of 2.00% per annum plus a “base rate” equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, or (B) a “eurodollar rate” equal to the rate at which eurodollar deposits are offered in the interbank eurodollar market for terms of one, two, three or six, or (if available to all lenders in their sole discretion) nine or twelve months, as selected by us, plus a margin of 3.00% per annum. The margin applicable to base rate loans ranges from 1.25% per annum to 2.00% per annum and the margin applicable to eurodollar rate loans ranges from 2.25% per annum to 3.00% per annum based upon our achieving certain ratios of debt to consolidated EBITDA (as defined in the senior secured credit facility).

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

     At December 31, 2003, there was approximately $164.2 million outstanding under the term loan and no outstanding revolver borrowings. Approximately $74.9 million was available for borrowing under the revolving credit line, giving effect to a $0.1 million letter of credit outstanding. The effective interest rate on outstanding borrowings under the senior secured credit facility at December 31, 2003 was 3.7% per annum.

Cinemark USA Revolving Credit Facility

     In February 1998, we entered into a reducing revolving credit facility (the “Credit Facility”) with a group of banks for which Bank of America, N.A. acted as administrative agent. The Credit Facility provided for an initial commitment of $350 million which was automatically reduced each quarter by 2.5%, 3.75%, 5.0%, 6.25% and 6.25% of the aggregate $350 million in 2001, 2002, 2003, 2004 and 2005, respectively, until maturity in 2006. As of December 31, 2002, the aggregate commitment available to us was $262.5 million. We prepaid a portion of the indebtedness outstanding under the Credit Facility on February 11, 2003 with the net proceeds of the issuance of the original 9% notes. The Credit Facility was repaid in full on February 14, 2003 from the net proceeds of our new senior secured credit facility.

Cinemark Mexico Revolving Credit Facility

     In November 1998, Cinemark Mexico (USA), Inc. executed a credit agreement with Bank of America National Trust and Savings Association (the “Cinemark Mexico Credit Agreement”). The Cinemark Mexico Credit Agreement was a revolving credit facility and provided for a loan to Cinemark Mexico of up to $30 million in the aggregate. Cinemark Mexico was required to make principal payments of $0.5 million in each of the third and fourth quarters of 2001, $1.5 million per quarter in 2002 with the remaining principal outstanding of $23 million due in January 2003. On January 15, 2003, the Cinemark Mexico Credit Agreement was paid in full.

Cinema Properties Credit Facility

     In December 2000, Cinema Properties, Inc., a wholly owned subsidiary that was not subject to restrictions imposed by the Credit Facility or the indentures governing the Senior Subordinated Notes, borrowed $77 million under a 3-year term loan from Lehman Brothers Bank, FSB (the “Cinema Properties Facility”), which was originally scheduled to mature on December 31, 2003. In 2002, the Cinema Properties Facility was amended, which among other things, extended the maturity date one year to December 31, 2004 and eliminated the lender’s discretionary right to require Cinema Properties, Inc. to make $1.5 million principal payments in the third and fourth quarters of 2002. The $77 million Cinema Properties Facility was repaid in full on February 14, 2003 from the net proceeds of our new senior secured credit facility. Simultaneously, with such repayment, Cinema Properties, Inc. and its shareholders were merged with and into us.

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

Cinemark Brasil Notes Payable

     Cinemark Brasil S.A. currently has three main types of funding sources executed with local and international banks. These include:

     (1)  BNDES (Banco Nacional de Desenvolvimento Econômico e Social (the Brazilian National Development Bank)) credit line in the U.S. dollar equivalent in Brazilian reais of US$3.8 million executed in October 1999 with a term of 5 years (with a nine month grace period) and accruing interest at a BNDES basket rate, which is a multiple currency rate based on the rate at which the bank borrows, plus a spread amounting to 14.5%;

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

     These sources are secured by a variety of instruments, including comfort letters from Cinemark International, promissory notes for up to 130% of the value, a revenue reserve account and equipment collateral. A fourth funding source (import financing executed with Banco ABC Brasil) was paid in full during the second quarter of 2003. As of December 31, 2003, an aggregate of $3.5 million was outstanding and the effective interest rate on such borrowings was 14.3% per annum.

Cinemark Chile Notes Payable

     On March 26, 2002, Cinemark Chile S.A. entered into a Debt Acknowledgment, Rescheduling and Joint Guarantee and Co-Debt Agreement with Scotiabank Sud Americano and three local banks. Under this agreement, Cinemark Chile S.A. borrowed the U.S. dollar equivalent of approximately $10.6 million in Chilean pesos (adjusted for inflation pursuant to the Unidades de Fomento). Cinemark Chile S.A. is required to make 24 equal quarterly installments of principal plus accrued and unpaid interest, commencing March 27, 2002. The indebtedness is secured by a first priority commercial pledge of the shares of Cinemark Chile S.A., a chattel mortgage over Cinemark Chile’s personal property and by guarantees issued by Cinemark International, L.L.C. and Chile Films S.A., whose owners are shareholders of Cinemark Chile S.A. The agreement requires Cinemark Chile S.A. to maintain certain financial ratios and contains other restrictive covenants typical for agreements of this type such as a limitation on dividends. Funds borrowed under this agreement bear interest at the 90 day TAB Banking rate (360 day TAB Banking rate with respect to one of the four banks) as published by the Association of Banks and Financial Institutions Act plus 2%. As of December 31, 2003, $8.1 million was outstanding under this agreement and the effective interest rate on such borrowings was 6.4% per annum.

Cinemark Brasil Equity Financing

     During 2001, Cinemark Brasil S.A. received additional capital from its Brazilian shareholders in an aggregate amount equal to the approximate U.S. dollar equivalent in Brazilian reais of $11.0 million in exchange for shares of common stock of Cinemark Brasil S.A. The contributions were made in July in the aggregate amount of $5.0 million and in November in the aggregate amount of $6.0 million. The additional capital is being used to fund development in Brazil and to reduce Cinemark Brasil S.A.’s outstanding indebtedness. After giving effect to the additional issuance of common stock, Cinemark International’s ownership interest was diluted to approximately 53%. As part of the additional capitalization, we agreed to give our Brazilian partners an option to exchange shares they own in Cinemark Brasil S.A. for shares of the common stock of Cinemark, Inc., our parent company, to be registered under the Securities Act in an initial public offering occurring any time prior to December 31, 2007. We have given notice to our Brazilian partners that Cinemark, Inc. has filed a Registration Statement on Form S-1 with the Securities and Exchange Commission, and certain of our Brazilian partners may exercise their option if an initial public offering is consummated. If Cinemark, Inc.’s initial public offering is completed, the Brazilian partners which receive shares of Cinemark, Inc. common stock pursuant to the exchange will have piggy-back registration rights in connection with any future registered public offerings of Cinemark, Inc. common stock.

Credit Ratings

     In August 2002, Standard & Poor’s assigned a stable rating to us. In conjunction with this rating, our corporate rating was assigned a B+ rating and our 9 5/8% and 8 1/2% senior subordinated notes due 2008 were assigned a B- rating. On January 31, 2003, Standard & Poor’s revised its outlook on us from stable to positive and assigned a BB- rating to our new senior secured credit facility and a B- rating to the senior subordinated notes due 2013. On the same day, Moody’s Investor Services upgraded its rating on our 9 5/8% and 8 1/2% senior subordinated notes due 2008 from Caa2 to B3 and assigned a Ba3 rating to our new senior secured credit facility and a B3 rating to the senior subordinated notes due 2013. On April 25, 2003, Standard & Poor’s assigned a B- rating to the new 9% senior subordinated notes. On August 6, 2003, Standard & Poor’s assigned a BB- rating to our amended $165 million term loan and affirmed all of our existing ratings, including our B+ corporate rating and our positive outlook.

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires that all primary beneficiaries of Variable Interest Entities (“VIE”) consolidate that entity. FIN 46 is effective immediately for VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIEs in which an enterprise holds a variable interest it acquired prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 15, 2004. We do not have interests in special purpose entities and will apply the provisions of FIN 46R with our first quarter 2004 consolidated financial statements. We believe the adoption of FIN 46R will not have a material impact on our consolidated financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. Adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as temporary equity. This statement will be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

Cautionary Statement Regarding Forward-Looking Statements

     This annual report on Form 10-K includes “forward-looking statements” based on our current expectations, assumptions, estimates and projections about our and our subsidiaries’ business and industry. We intend that this annual report be governed by the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 (the “PSLR Act”) with respect to statements that may be deemed to be forward-looking statements under the PSLR Act. They include statements relating to:

•	future revenues, expenses and profitability;

•	the future development and expected growth of our business;

•	projected capital expenditures;

•	attendance at movies generally, or in any of the markets in which we operate;

•	the number or diversity of popular movies released;

•	our ability to successfully license and exhibit popular films;

•	competition from other exhibitors; and

•	determinations in lawsuits in which we are a defendant.

     You can identify forward-looking statements by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions which are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. In evaluating these forward-looking statements, you should carefully consider the risks and uncertainties described in this report. These forward-looking statements reflect our view only as of the date of this report. Actual results could differ materially from those indicated by such forward-looking statements due to a number of factors. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We undertake no current obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.

Interest Rate Risk

     An increase or decrease in interest rates would affect interest costs relating to our variable rate debt facilities. We and our subsidiaries are currently parties to such variable rate debt facilities. At December 31, 2003, there was an aggregate of approximately $179.5 million of variable rate debt outstanding under these facilities. These facilities represent approximately 27% of our outstanding long-term debt. Based on interest rates in effect on our variable rate debt outstanding at December 31, 2003, a 10% increase in these rates would not increase our annual interest expense by a material amount. Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

     The tables below provide information about our fixed rate and variable rate long-term debt agreements as of December 31, 2003 and 2002.

	Expected Maturity Date
	As of December 31, 2003
	(in millions)
									Average
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,			Fair	interest
	2004	2005	2006	2007	2008	Thereafter	Total	Value	Rate
Fixed rate	$0.1	$—	$0.1	$—	$104.5	$374.2	$478.9	$474.4	8.9%
Variable rate	6.6	6.9	4.4	121.8	39.8	—	179.5	179.2	4.1%

Total debt	$6.7	$6.9	$4.5	$121.8	$144.3	$374.2	$658.4	$653.6

	Expected Maturity Date
	As of December 31, 2002
	(in millions)
									Average
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,			Fair	interest
	2003	2004	2005	2006	2007	Thereafter	Total	Value	Rate
Fixed rate	$0.1	$—	$0.1	$—	$—	$380.2	$380.4	$393.8	9.3%
Variable rate	30.1	165.6	94.6	19.9	2.0	—	312.2	324.1	4.4%

Total debt	$30.2	$165.6	$94.7	$19.9	$2.0	$380.2	$692.6	$717.9

     In December 2000, Cinema Properties, Inc., one of our wholly-owned subsidiaries, entered into the Cinema Properties Facility. As a part of the Cinema Properties Facility, to hedge against future changes in interest rates, Cinema Properties, Inc. purchased an Interest Rate Cap Agreement, with a notional amount equal to $77 million, a five-year term and a strike rate equal to the excess of three month LIBOR over the strike price of 6.58%, from Lehman Brothers Derivative Products Inc. At December 31, 2002, the Interest Rate Cap Agreement was recorded at its fair value of $0.1 million. During the year ended December 31, 2003, the Interest Rate Cap Agreement was written down to $0. We do not have any additional derivative financial instruments in place as of December 31, 2003 that would have a material effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

     We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally accepted accounting principles in the U.S. require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, generally accepted accounting principles in the U.S. require that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations result in us reporting exchange gains (losses) or foreign currency translation adjustments relating to our international subsidiaries depending on the inflationary environment of the country in which we operate. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. Principally all the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Based upon our equity ownership in our international subsidiaries as of December 31, 2003, holding everything else constant, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the net fair value of our investments in our international subsidiaries by approximately $6 million.

     The accumulated other comprehensive loss account in shareholder’s equity of $89,793,460 and $86,544,422 at December 31, 2002 and December 31, 2003, respectively, primarily relates to the cumulative foreign currency adjustments from translating the financial statements of Cinemark Argentina, S.A., Cinemark Brasil S.A. and Cinemark de Mexico, S.A. de C.V. into U.S. dollars.

     In 2002 and 2003, all foreign countries where we have operations, including Argentina, Brazil and Mexico were deemed non-highly inflationary. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account recorded as an increase in, or reduction of, shareholder’s equity.

     For the majority of 2001, Argentina utilized the peso as its functional currency with it pegged at a rate of 1.0 peso to the U.S. dollar. As a result of economic turmoil which began in December 2001, the Argentine government announced several restrictions on currency conversions and transfers of funds abroad in early January 2002. The Argentine government ended the peso-dollar parity regime and established a dual exchange rate system, with a “commercial rate” and a “market rate”. The commercial rate was to be utilized to settle all exports and certain essential imports. The market rate traded for the first time on January 11, 2002. On January 14, 2002, the Argentine government unified the commercial rate and the market rate into one floating rate which is presently in use. At December 31, 2003, the exchange rate was 2.9 pesos to the U.S. dollar (the exchange rate was 3.4 pesos to the U.S. dollar at December 31, 2002). As a result, the effect of translating the 2003 Argentine financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in shareholder’s equity of approximately $2 million. At December 31, 2003, the total assets of our Argentine subsidiaries were approximately U.S. $16 million.

     On December 31, 2003, the exchange rate for the Brazilian real was 2.9 reais to the U.S. dollar (the exchange rate was 3.5 reais to the U.S. dollar at December 31, 2002). As a result, the effect of translating the 2003 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in shareholder’s equity of approximately $4 million. At December 31, 2003, the total assets of our Brazilian subsidiaries were approximately U.S. $60 million.

     On December 31, 2003, the exchange rate for the Mexican peso was 11.2 pesos to the U.S. dollar (the exchange rate was 10.4 pesos to the U.S. dollar at December 31, 2002). As a result, the effect of translating the 2003 Mexican financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction of shareholder’s equity of approximately $6 million. At December 31, 2003, the total assets of our Mexican subsidiaries were approximately U.S. $86 million.

Item 8. Financial Statements and Supplementary Data

     The financial statements and supplementary data are listed on the Index on page F-1. Such financial statements and supplementary data are included herein beginning on page F-3.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     We have established a system of controls and other procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer and Chief Financial Officer for the period covered by this report. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in alerting them in a timely basis to material information relating to the Company and its consolidated subsidiaries required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

     There have been no significant changes in our system of internal controls or in other factors that could significantly affect internal controls within the period covered by this report or subsequent to the evaluation by the Chief Executive Officer and Chief Financial Officer.

PART III

Item 10. Directors and Executive Officers of the Registrant

Name	Age	Position
Lee Roy Mitchell	67	Chairman of the Board; Chief Executive Officer; Director
Tandy Mitchell	53	Vice Chairman of the Board; Executive Vice President; Assistant Secretary; Director
Alan Stock	43	President; Chief Operating Officer; Director
Robert Copple	45	Senior Vice President; Treasurer; Chief Financial Officer; Assistant Secretary; Director
Tim Warner	59	President, Cinemark International, L.L.C.
Robert Carmony	46	Senior Vice President-Operations
Margaret Richards	45	Vice President-Real Estate; Assistant Secretary
John Lundin	54	Vice President-Film Licensing
Walter Hebert, III	58	Vice President-Purchasing
Don Harton	46	Vice President-Construction
Michael Cavalier	37	Vice President-General Counsel; Secretary
Terrell Falk	53	Vice President-Marketing and Communications
Tom Owens	46	Vice President-Development
W. Bryce Anderson	61	Director
Heriberto Guerra, Jr.	54	Director
James Stern	53	Director
Denny Rydberg	59	Director
William Spiegel	41	Director

     Our directors are elected each year by our shareholders to serve for a one year term and until their successors are elected and qualified. Directors are reimbursed for expenses actually incurred for each Board meeting which they attend. In addition, independent directors receive a fee of $1,000 for each meeting of the Board of Directors attended by such person. Our executive officers are elected by the Board of Directors to serve at the discretion of the Board. The Company has adopted a code of ethics applicable to its principal executive officer and its principal financial officer. The code of ethics is filed as an exhibit to this document.

     Our registered debt securities are not convertible to any class of equity and are not listed on the New York Stock Exchange. We voluntarily file reports with the SEC pursuant to our indenture requirements but would not otherwise be a reporting company under the applicable SEC rules. Consequently, our audit committee is not currently comprised of independent directors who meet the requirements of the Sarbanes-Oxley Act of 2002. Cinemark, Inc., our parent company, has established an audit committee. Cinemark, Inc.’s audit committee consists of two independent directors and one director nominated by one of Cinemark, Inc.’s primary stockholders. Cinemark, Inc., has at least one financial expert serving on its audit committee. Mr. J.R. Holland, Jr. serves as the audit committee’s financial expert and is an independent director.

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

Mr. Mitchell has served on the Board of Directors of the National Association of Theatre Owners since 1991. Mr. Mitchell has been engaged in the motion picture exhibition business for nearly 46 years.

     Tandy Mitchell has served as Vice Chairman of the Board since March 1996, as a Director since April 1992, as Executive Vice President since October 1989, as Secretary from 1987 to December 2003 and as Assistant Secretary since December 2003. Mrs. Mitchell was General Manager of the theatre division of Texas Cinema Corporation from 1985 to 1987. From 1978 to 1985, Mrs. Mitchell was employed by Southwest Cinemas Corporation a motion picture exhibitor, most recently as Director of Operations. Mrs. Mitchell is the wife of Lee Roy Mitchell and sister of Walter Hebert, III.

     Alan Stock has served as President since March 1993, as a Director since April 1992 and as Chief Operating Officer since March 1992. Mr. Stock was Senior Vice President from October 1989 to March 1993. Mr. Stock was General Manager from our inception in 1987 to March 1992. Mr. Stock was employed by the theatre division of Texas Cinema Corporation from January 1986 to December 1987 as Director of Operations. From 1981 to 1985, he was employed by Consolidated Theaters a motion picture exhibitor, most recently as District Manager.

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

     Margaret Richards has served as Vice President-Real Estate since March 1994 and as a Vice President and Assistant Secretary since October 1989. Ms. Richards has been Director of Leasing since our inception in 1987 and was employed by the theatre division of Texas Cinema Corporation in its real estate department from August 1986 to December 1987.

     John Lundin has served as Vice President-Film Licensing since September 2000, as Head Film Buyer from September 1997 to September 2000 and was a film buyer from September 1994 to September 1997. Prior to joining our Company, Mr. Lundin was Vice President-General Sales Manager of Cannon Pictures. He has also held the positions of Vice President-Assistant General Sales Manager for Columbia Pictures and Head Film Buyer for Litchfield Theatres. Mr. Lundin has nearly 30 years of experience in the motion picture exhibition business.

     Walter Hebert, III has served as Vice President-Purchasing since July 1997 and was the Director of Purchasing from October 1996 until July 1997. From December 1995 until October 1996, Mr. Hebert was the President of 2 Day Video, Inc., a 21-store video chain that was our subsidiary. Prior to joining our company, Mr. Hebert worked for Dillard’s Department Stores from 1973 to 1993, serving as a Divisional Merchandise Manager in the Arkansas Division from 1981 until 1993. Mr. Hebert is the brother of Tandy Mitchell.

     Don Harton has served as Vice President-Construction since July 1997. From August 1996 to July 1997, Mr. Harton was Director of Construction. Prior to joining our company in August 1996, Mr. Harton was an architect with Urban Architecture, where he was employed from October 1983 until July 1996.

     Michael Cavalier has served as Vice President-General Counsel since July 1999, as Assistant Secretary from December 2002 to December 2003 and as Secretary since December 2003. From July 1997 to July 1999, Mr. Cavalier was General Counsel of the Company and from July 1993 to July 1997 was Associate General Counsel. Prior to joining our company in July 1993, Mr. Cavalier was an associate attorney at the Dallas office of Akin, Gump, Strauss, Hauer & Feld, L.L.P.

     Terrell Falk has served as Vice President-Marketing and Communications since April 2001. From March 1998 to April 2001, Ms. Falk was Director of Large Format Theatres, overseeing the marketing and operations of our company’s IMAX theatres. From March 1995 until joining our Company, she was Vice President of Marketing for JQH Film Entertainment, a large format film production and distribution company, where she was responsible for film marketing, distribution and production. Prior to this, Ms. Falk was Director of Marketing for the Houston Museum of Natural Science and Wortham IMAX Theatre from February 1982 to April 1995.

     Tom Owens has served as Vice President-Development since December 2003 and as Director of Real Estate since April 2001. From 1998 to April 2001, Mr. Owens was President of NRE, a company he founded that specialized in the development and financing of motion picture theatres. From 1996 to 1998, Mr. Owens served as President of Silver Cinemas International, Inc., a motion picture exhibitor. In May 2002, Silver Cinemas International, Inc., filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. From 1989 to 1996, Mr. Owens served as our Vice President-Development.

     W. Bryce Anderson has served as a Director since June 1992. Mr. Anderson is currently Chairman of the Board of Ennis Paint, Inc., an industrial paint and plastics manufacturer, and has been Chairman of the Board and CEO of Shawnee Steel Company. Mr. Anderson has been Chairman of the Board of Directors of Ennis Steel Industries, Inc., a steel fabricator, since 1980 and past Chairman of the Board of Directors of Reflex Glass Bead Co., Inc., a manufacturer of glass beads. Mr. Anderson was Chairman of the Board of Centerline Industries, Inc., an industrial paint manufacturer, from January 1989 to December 1992. From 1976 to 1989, Mr. Anderson was Chairman of the Board of Directors and Chief Executive Officer of Ennis Paint Manufacturing, Inc., an industrial paint manufacturer.

     Heriberto Guerra, Jr. has served as a Director since December 1993. Mr. Guerra is currently Vice President-Legislative and Constituency Affairs for SBC. Mr. Guerra began his career with Southwestern Bell in 1978 and has progressed through a number of positions in customer services and external affairs. He also served as Managing Director-Corporate Development of SBC Communications Inc. and as President of Southwestern Bell International Development. Prior to that, he served in an owner or manager capacity for various hotel, restaurant and movie theatre businesses in Texas. Mr. Guerra is also a director of Cinemark Mexico (USA), Inc., The Congressional Hispanic Caucus Institute, The Cuban American National Council, Inc., UTSA Development Board, El Centro del Barrio of San Antonio, ¡Adelante! a U.S. Education Leadership Fund, SAMMinistries, M.T.C., Inc., the Humane Society/SPCA of San Antonio and Bexar County, Rosa Verde Family Health Group and Meport. He also serves on the Advisory Boards for Laredo National Bank and Conceptual MindWorks, Inc. Mr. Guerra is currently the Executive Chair of the Free Trade Alliance of San Antonio and is a trustee for Abilene Christian University.

     James Stern has served as a Director since March 1996. Mr. Stern has been Chairman of The Cypress Group L.L.C., an investment capital firm, since its formation in April 1994. Prior to joining Cypress, Mr. Stern spent his entire career with Lehman Brothers, an investment banking firm, most recently as Head of the Merchant Banking Group. He served as Head of Lehman’s High Yield and Primary Capital Markets Groups and was Co-Head of Investment Banking. Mr. Stern also serves on the Board of Directors of Amtrol, Inc., WESCO International, Inc. and Lear Corporation.

     Denny Rydberg has served as a Director since July 1997. Mr. Rydberg has been President of Young Life since July 1993. Prior to joining Young Life, Mr. Rydberg was Director of University Ministries at University Presbyterian Church, Vice President of Youth Specialties and Director of Operations for Inspirational Films.

     William Spiegel has served as a Director since September 2001. Mr. Spiegel is a Managing Director with The Cypress Group L.L.C. He has been with Cypress since its formation in 1994. Prior to joining Cypress, he was a member of the Merchant Banking Group at Lehman Brothers. Over the course of his career, he has worked on private equity transactions in a wide range of industries. Mr. Spiegel currently manages Cypress’ efforts in the healthcare and financial services industries. Mr. Spiegel is a Director of Catlin Westgen Group, Ltd., Financial Guaranty Insurance Company, Medpointe Inc. and Montpelier Re Holdings Ltd.

Item 11. Executive Compensation

     The following Summary Compensation Table sets forth the compensation earned by the Company’s Chief Executive Officer and the four most highly compensated executive officers:

					Long-Term
	Annual Compensation				Compensation Awards
					Securities		All Other
		Salary(1)	Bonus		Underlying		Compensation(2)
Name and Principal Position	Year	($)	($)		Options/SAR		($)
Lee Roy Mitchell, Chairman of the Board and Chief Executive Officer	2003	$682,500	$652,740	(3)	—		$132,020	(6)
	2002	572,870	975,000	(4)	—		124,309	(7)
	2001	474,516	1,525,484	(5)	—		223,285	(8)
Alan Stock, President and Chief Operating Officer	2003	403,891	98,826	(3)	—		10,500	(9)
	2002	384,658	230,795	(4)	—		9,750	(9)
	2001	366,341	198,899	(5)	—		267,308	(10)
Tim Warner, President – Cinemark International	2003	327,525	80,140	(3)	—		10,500	(9)
	2002	311,929	187,157	(4)	—		9,750	(9)
	2001	297,075	161,291	(5)	—		336,445	(11)
Robert Copple, Senior Vice President and Chief Financial Officer	2003	294,919	72,162	(3)	—		10,500	(9)
	2002	280,875	168,525	(4)	—		9,750	(9)
	2001	267,500	145,235	(5)	700	(12)	138,274	(13)
Robert Carmony, Senior Vice President – Operations	2003	284,313	69,567	(3)	—		9,035	(9)
	2002	270,775	162,465	(4)	—		9,750	(9)
	2001	257,881	140,012	(5)	—		225,827	(14)

(1)	Amounts shown include cash and non-cash compensation earned and received by executive officers as well as amounts earned but deferred at the election of those officers.

(2)	All other compensation relating to stock or stock options gives effect to the share exchange agreement dated May 17, 2002, and a subsequent reverse stock split, pursuant to which each outstanding share, and each outstanding option to purchase shares of our common stock was exchanged for 220 shares and options to purchase shares of common stock of Cinemark, Inc.

(3)	Bonuses were earned in 2003 but were paid in 2004.

(4)	Bonuses were earned in 2002 but were paid in 2003.

(5)	Bonuses were earned in 2001 but were paid in 2002.

(6)	Represents a $10,500 annual contribution to our 401(k) savings plan, $22,665 representing the value of the use of a company vehicle for one year and $98,855 of life insurance premiums paid by us for the benefit of Mr. Mitchell.

(7)	Represents a $2,800 annual contribution to our 401(k) savings plan, $22,665 representing the value of the use of a company vehicle for one year and $98,844 of life insurance premiums paid by us for the benefit of Mr. Mitchell.

(8)	Represents a $1,950 annual contribution to our 401(k) savings plan, $15,940 representing the value of the use of a company vehicle for one year, $98,844 for 2001 life insurance premiums and $106,551 for 2000 life insurance premiums and interest on such premiums paid in 2001 by us for the benefit of Mr. Mitchell.

(9)	Represents an annual contribution to our 401(k) savings plan.

(10)	Represents a $4,590 annual contribution to our 401(k) savings plan, $156,194 of compensation relating to the value of stock options exercised for 104,500 shares of Class A common stock of Cinemark, Inc. over the $0.0045 per share exercise price and a $106,524 reimbursement for estimated tax obligations incurred upon the exercise of such stock options.

(11)	Represents a $4,590 annual contribution to our 401(k) savings plan, $197,298 of compensation relating to the value of stock options exercised for 132,000 shares of Class A common stock of Cinemark, Inc. over the $0.0045 per share exercise price and a $134,557 reimbursement for estimated tax obligations incurred upon the exercise of such stock options.

(12)	In October 2001 we granted Mr. Copple options to purchase an aggregate of 250 shares of our Class B common stock under the Cinemark Employee Stock Option Plan at an exercise price of $1.00 per share. On the date of grant, our Class B common stock had a market value of $330 per share. These options were immediately vested and such options were exercised by Mr. Copple. In December 2001, we granted Mr. Copple options to purchase 450 shares of our Class B common stock at an exercise price of $330 per share. We believed that on the date of grant, the Class B common stock had a market value of $330 per share. Under the share exchange agreement dated May 17, 2002, and after giving effect to a subsequent reverse stock split, each outstanding share and each outstanding option to purchase shares of our Class B common stock was exchanged for 220 shares, and options to purchase shares, of Class A common stock of Cinemark, Inc. Additionally, in connection with the proposed initial public offering of our parent, Cinemark, Inc.’s, common stock in 2002 and Staff Accounting Bulletin Topic 4.D., Cinemark, Inc. revised the market value of a share of its Class A common stock as of December 2001 to $11.45 per share, which exceeded the option price of $1.50 per share by $9.95 per share. These options vest 20% per year for five years.

(13)	Represents $82,208 of compensation relating to the value of stock options exercised for 55,000 shares of Class A common stock of Cinemark, Inc. over the $0.0045 per share exercise price and a $56,066 reimbursement for estimated tax obligations incurred upon the exercise of such stock options.

(14)	Represents a $4,590 annual contribution to our 401(k) savings plan, $131,532 of compensation relating to the value of stock options exercised for 88,000 shares of Class A common stock of Cinemark, Inc. over the $0.0045 per share exercise price and an $89,705 reimbursement for estimated tax obligations incurred upon the exercise of such stock options.

Options/ Stock Appreciation Right Grants

     There were no stock options or Stock Appreciation Right (“SAR”) grants to the named Executive Officers during the fiscal year ended December 31, 2003.

     The following table sets forth information concerning option exercises during the 2003 fiscal year and option holdings as of the end of the 2003 fiscal year with respect to the named executive officers. No SAR’s were outstanding at the end of the 2003 fiscal year.

			Number of Securities		Value of Unexercised In-The-
	Shares		Underlying Unexercised Options		Money Options at
	Acquired on	Value	at December 31, 2003 (1)		December 31, 2003 (2)
Name	Exercise	Realized	Unexercisable	Exercisable	Unexercisable	Exercisable
Lee Roy Mitchell	—	$—	—	—	$—	$—
Alan Stock	—	$—	—	66,000	$—	$—
Tim Warner	—	$—	—	66,000	$—	$—
Robert Copple	—	$—	59,400	39,600	$—	$—
Robert Carmony	—	$—	—	66,000	$—	$—

(1)	The options give effect to the share exchange agreement dated May 17, 2002, and a subsequent reverse stock split, pursuant to which shares and options to purchase shares of our Class B common stock were exchanged for 220 shares and options to purchase shares of Class A common stock of Cinemark, Inc.

(2)	Cinemark, Inc. has the right to call the shares issued or issuable upon exercise of the options for terminating employees. The call price is equal to the fair market value of the common stock.

Director Compensation

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

     We have granted our independent directors options to purchase up to an aggregate of 800 shares of our Class B common stock at an exercise price of $1.00 per share (the “Director Options”). The options vest five years from the date of grant and expire ten years from the date of grant. A director’s unvested options are forfeited if the director resigns or is removed from the board of directors.

     During 2001, 200 director options were exercised and no director options were granted or forfeited. In connection with the proposed initial public offering of our parent company, Cinemark, Inc., each share and option to purchase shares of our Class B common stock was exchanged for 220 shares and options to purchase shares of the Class A common stock of Cinemark, Inc., pursuant to a share exchange agreement dated May 17, 2002 and a subsequent reverse stock split. In 2003, 88,000 director options to purchase shares of Cinemark, Inc. stock were exercised and no director options were granted or forfeited. As of December 31, 2003, there were 44,000 director options to purchase shares of Class A common stock of Cinemark, Inc. outstanding.

Employment Agreements

     On June 19, 2002, Cinemark, Inc., our parent company, entered into executive employment agreements with each of Lee Roy Mitchell, Alan W. Stock, Tim Warner, Robert Copple and Robert Carmony, pursuant to which Messrs. Mitchell, Stock, Warner, Copple and Carmony serve, respectively, as our Chairman and Chief Executive Officer, President and Chief Operating Officer, Senior Vice President and President of Cinemark International, L.L.C., Senior Vice President and Chief Financial Officer and Senior Vice President-Operations. These agreements, other than Mr. Mitchell’s employment agreement, were amended to modify the provisions relating to transactions resulting in a change of control. The initial term of each employment agreement is three years, subject to automatic extensions for a one-year period at the end of each year of the term, unless the agreement is terminated. Pursuant to the employment agreements, each of these individuals receives a base salary, which is subject to annual review for increase (but not decrease) each fiscal year by the board of directors. In addition, each of these executives is eligible to receive an annual incentive cash bonus ranging from 20% to 60% of base salary (or up to 150% in the case of Mr. Mitchell) upon our company meeting certain financial performance goals established by the board of directors for the fiscal year. Mr. Mitchell is also entitled to additional fringe benefits including life insurance benefits of not less than $5 million, disability benefits of not less than 66% of base salary, a luxury automobile and a membership at a country club.

     In the event of a change of control, each named executive, other than Mr. Mitchell, will be entitled to receive, as additional benefits, a cash payment equal to the sum of: (1)his respective accrued compensation (which includes base salary and a pro rata bonus) and benefits, (2)base salary for the balance of the term, (3) an amount equal to the most recent annual bonus received by such executive multiplied by the number of years remaining on his term, and (4)the value of his employee benefits for the balance of his term. In addition, each named executive’s equity-based or performance-based awards will become fully vested and exercisable upon the change of control in accordance with the terms of the applicable plan or agreement.

     The employment agreement with each named executive also provides for severance payments upon termination of employment, the amount and nature of which depends upon the reason for the termination of employment. For example, if such executive resigns for good reason (which, in the case of Mr. Mitchell, includes failure to be elected to serve as our chairman) or is terminated by Cinemark, Inc. without cause (as defined in the agreement), the executive will receive his respective accrued compensation (which includes base salary and a pro rata bonus) and benefits and an amount determined by multiplying his annual base salary and the most recent annual bonus by the number of years remaining on his term. Each such executive’s equity-based or performance-based awards will become fully vested and exercisable upon such termination or resignation. Each named executive will also have an option to receive the one-year value, and in the case of Mr. Mitchell, the five-year value of his employee benefits. Alternatively, these executives may choose to continue to participate in Cinemark, Inc.’s benefit plans and programs on the same terms as other similarly situated active employees for a one-year period, and in the case of Mr. Mitchell, for a five-year period from the date of such resignation or termination. Mr. Mitchell will also be entitled, for a period of five years, to office space and related expenses upon his resignation for good reason or termination without cause and to tax preparation assistance upon termination of his employment for any reason.

     On June 19, 2002, Cinemark, Inc. also entered into an executive employment agreement with Tandy Mitchell, our director and wife of Lee Roy Mitchell, pursuant to which Mrs. Mitchell serves as Executive Vice President. Mrs. Mitchell’s employment agreement was amended to modify the provisions related to transactions resulting in a change of control. The employment agreement with Mrs. Mitchell provides for a base salary for fiscal year 2003 of $250,000 per year upon substantially the same terms, including, without limitation, bonus, change of control and severance provisions, as the employment agreements with the named executives listed above, other than Mr. Mitchell, except: Mrs. Mitchell is entitled to life insurance benefits of not less than $1 million during the term of her employment, a luxury automobile and tax preparation assistance for a period of five years upon termination of her employment for any reason.

401(k) Plan

     We sponsor a defined contribution savings plan, or 401(k) Plan, whereby certain employees may elect to contribute, in whole percentages between 1% and 50% of such employee’s compensation, provided no employee’s elective contribution shall exceed the amount permitted under Section 402(g) of the Internal Revenue Code of 1986, as amended ($12,000 in 2003). We may make an annual discretionary matching contribution. For plan years prior to 2002, our discretionary matching contribution is subject to vesting and forfeiture. Our discretionary matching contributions vest to individual accounts at the rate of 20% per year beginning two years from the date of employment. Employees are fully vested in the discretionary matching contributions after six years of employment. For plan years beginning in 2002, our discretionary matching contributions immediately vest.

Stock Option Plans

Employee Stock Option Plan

     In October 2001, we granted options to purchase 258 shares of our Class B common stock with an exercise price of $1.00 per share. We believe that the market value of a share of our Class B common stock on the date of grant exceeded the option exercise price by $329 per share. As a result, the Company accrued $84,882 as unearned compensation at that time. These options were immediately vested and exercised, which resulted in compensation expense of $84,882. In October 2001, the vesting period of all remaining unvested options under this Plan were vested, resulting in approximately $185,000 of additional compensation expense. During 2001, there were 4,911 options exercised and 1,485 options forfeited. In connection with the proposed initial public offering of our parent company, Cinemark, Inc., each share and option to purchase shares of our Class B common stock was exchanged for 220 shares and options to purchase shares of the Class A common stock of Cinemark, Inc., pursuant to a share exchange agreement dated May 17, 2002 and a subsequent reverse stock split. As of December 31, 2003, no shares were available for issuance under this plan and there were no outstanding options to purchase shares of stock under this Plan as all outstanding options were either exercised or forfeited in 2001.

Independent Director Stock Options

     See Item 11 — Director Compensation.

Long Term Incentive Plan

     In November 1998, our Board of Directors approved a Long Term Incentive Plan under which the Compensation Committee, in its sole discretion, may grant employees incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, performance units, performance shares or phantom stock. In connection with the share exchange with Cinemark, Inc., wherein Cinemark, Inc. assumed all of the obligations under the Long Term Incentive Plan, the Long Term Incentive Plan was amended and restated effective May 17, 2002. The current plan contains terms regarding options and other awards that are substantially similar to the terms of the predecessor plan, except that pursuant to the current plan non-employee directors and consultants may, if the compensation committee of the board of directors of Cinemark, Inc. so determines, receive non-qualified options to purchase shares of Class A common stock of Cinemark, Inc. or other types of awards under the plan, excluding incentive stock options.

     Up to an aggregate of 2,154,680 shares of Class A common stock of Cinemark, Inc. have been reserved for issuance under the amended and restated plan. The Compensation Committee has the discretion, among other things, to determine the individuals who are eligible to receive awards, the type of awards that will be made under the plan and to set the exercise price, the vesting schedule and the term, up to ten years, of the options. All options currently issued under the Long Term Incentive Plan vest at the rate of one-fifth of the total award per year beginning one year from the date of grant, subject to acceleration by the compensation committee. With respect to any future grants under the plan, the Compensation Committee may provide that an option will be immediately vested and exercisable and that upon exercise, the option holder will receive restricted shares subject to vesting restrictions.

     In 2001, there were no options exercised and 525 options of our Class B common stock were forfeited under the Long Term Incentive Plan. In December 2001, we granted options to purchase 1,525 shares of Class B common stock with an exercise price of $330 per share. We believed that the market value of a share of Class B common stock on the date of grant was $330 per share and therefore no unearned compensation was recorded. In connection with the proposed initial public offering of the Class A Common stock of our parent, Cinemark, Inc., each share and option to purchase shares of our Class B common stock was exchanged for 220 shares and options to purchase shares of the Class A common stock of Cinemark, Inc., pursuant to a share exchange agreement dated May 17, 2002 and a subsequent reverse stock split. Additionally, in connection with the proposed initial public offering and Staff Accounting Bulletin Topic 4.D., we revised the market value as of December 2001 of a share of Class A common stock of Cinemark, Inc. to $11.45 per share which exceeded the option price of $1.50 per share by $9.95 per share. As a result, we accrued $3,338,225 as unearned compensation and began amortizing this noncash expense at a rate of $667,645 per year during the five year vesting period of the options granted. During 2002, no options were granted or exercised and 30,800 options to purchase shares of Class A common stock of Cinemark, Inc. (after giving effect to the share exchange and subsequent reverse stock split) were forfeited. In October 2003, we granted options to purchase 63,500 shares of Class A common stock of Cinemark Inc. with an exercise price of $12.76 per share. We believe the market value of a share of the Cinemark, Inc. Class A common stock on the date of grant was $12.76 per share. During 2003, 13,200 options were exercised and 47,300 options were forfeited (after giving effect to the share exchange and subsequent reverse stock split). As of December 31, 2003, there were outstanding options to purchase 1,251,500 shares of Class A common stock of Cinemark, Inc. under the Long Term Incentive Plan.

     A participant’s options under the Long Term Incentive Plan are forfeited if the participant’s service to our company is terminated for cause. Upon termination of a participant’s service, Cinemark, Inc. has a right to repurchase the participant’s vested options and, prior to the listing of the shares of Class A common stock of Cinemark, Inc. on a national exchange or NASDAQ National Market, any shares of common stock of Cinemark, Inc. that were acquired pursuant to the exercise of options, at the fair market value of the share of Class A common stock of Cinemark, Inc. as determined in accordance with the plan. Upon termination of a participant’s service, Cinemark, Inc. has a right to repurchase restricted shares granted to such participant under the plan. The repurchase price for the restricted shares will be the lesser of the fair market value of the share of Class A common stock of Cinemark, Inc. underlying the restricted shares or the amount the participant paid for the restricted shares.

Compensation Committee Interlocks and Insider Participation

     In January 1995, the board of directors established a Compensation Committee of the Board to study senior management compensation and make recommendations to the Board of Directors as a whole relating to said compensation. Messrs. Stock, Anderson and Guerra currently serve as members of the Compensation Committee, with Mr. Stock being the only member who is an officer or employee of us or any of our subsidiaries.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information:

     The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2003:

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a)
Plan Category
Equity compensation plans approved by security holders	1,251,500	$6.45	903,180
Equity compensation plans not approved by security holders	—	—	—

Total	1,251,500	$6.45	903,180

Beneficial Ownership

     All of our outstanding common stock is beneficially owned by Cinemark, Inc., through its wholly owned subsidiary CNMK Holding, Inc. The following table presents information regarding beneficial ownership of Cinemark, Inc.’s common stock as of February 28, 2004 by:

•	each person known by us to beneficially hold five percent or more of Cinemark, Inc.’s common stock;

•	each of Cinemark, Inc.’s and Cinemark USA, Inc.’s directors;

•	each of Cinemark, Inc.’s named executive officers; and

•	all of Cinemark, Inc.’s executive officers and directors as a group.

     Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock of Cinemark, Inc. subject to options that are currently exercisable or exercisable within 60 days of February 28, 2004 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 19,664,480 shares of Class A common stock and 20,949,280 shares of Class B common stock of Cinemark, Inc. issued and outstanding as of February 28, 2004. As of February 28, 2004, there were 32 holders of record of Cinemark, Inc.’s Class A common stock and 9 holders of record of its Class B common stock.

	Class A Common Stock		Class B Common Stock
	Number of		Number of
	Shares		Shares		Percent of
	Beneficially	Percent of	Beneficially	Percent of	Voting
Names of Beneficial Owner(1)	Owned	Class	Owned	Class	Power(2)
Directors and Executive Officers
Lee Roy Mitchell(3)(13)	—	—	20,949,280	100.0%	91.4%
Tandy Mitchell(4)(13)	—	—	17,443,140	83.3%	76.1%
James Stern(5)	18,160,560	92.4%	—	—	7.9%
Alan W. Stock(6)	170,500	*	—	—	*
Robert Copple(7)	116,600	*	—	—	*
Robert Carmony(8)	154,000	1.0%	—	—	*
Tim Warner(9)	198,000	*	—	—	*
Heriberto Guerra, Jr.	41,964	*	—	—	*
W. Bryce Anderson	44,000	*	—	—	*
Denny Rydberg(10)	44,000	*	—	—	*
All directors and executive officers as a group (18 persons)(4)(5)(11)	19,409,720	96.3%	20,949,280	100.0%	99.7%
Other Five Percent Stockholders
The Cypress Group L.L.C.(5)	18,160,560	92.4%	—	—	7.5%
CGI Equities, Ltd.(12)	—	—	7,370,000	35.2%	32.2%
Mitchell Special Trust(13)	—	—	3,226,740	15.4%	14.1%

*	Represents less than 1%

(1)	Unless otherwise indicated, we believe the beneficial owner has both sole voting and investment powers over such shares.

(2)	Each share of Cinemark, Inc.’s Class A common stock has one vote and each share of its Class B common stock has ten votes on all matters to be voted on by stockholders. This column represents the combined voting power of the outstanding shares of Class A common stock and Class B common stock of Cinemark, Inc. held by such beneficial owner and assumes that no shares of Class B common stock have been converted into Class A common stock.

(3)	Includes 7,370,000 shares held by CGI Equities, Ltd., 3,226,740 shares held by the Mitchell Special Trust, 279,400 shares held in trust for the benefit of certain of Lee Roy Mitchell’s grandchildren, 10,051,140 shares owned by Lee Roy Mitchell and 22,000 shares owned by Tandy Mitchell. Lee Roy and Tandy Mitchell are married to each other. Lee Roy and Tandy Mitchell each control the general partner of CGI Equities Ltd. Lee Roy Mitchell is the co-trustee of the Mitchell Special Trust and other trusts held for the benefit of certain of his grandchildren. Mr. Mitchell disclaims ownership of all shares other than 10,051,140 shares of Class B common stock that he owns of record.

(4)	Includes 7,370,000 shares owned by CGI Equities, Ltd., 10,051,140 shares owned by Lee Roy Mitchell and 22,000 shares owned by Tandy Mitchell. Lee Roy Mitchell and Tandy Mitchell each control the general partner of CGI Equities Ltd. Mrs. Mitchell disclaims ownership of all shares other than 22,000 shares of Class B common stock that she owns of record.

(5)	17,263,180 shares shown as beneficially owned by The Cypress Group L.L.C. are owned of record by Cypress Merchant Banking Partners L.P. The Cypress Group L.L.C. is the general partner of Cypress Associates L.P., which is the general partner of Cypress Merchant Banking Partners L.P. 897,380 shares shown as beneficially owned by The Cypress Group L.L.C. are owned of record by Cypress Pictures Ltd. The Cypress Group L.L.C. is the general partner of Cypress Associates L.P., which is the general partner of Cypress Offshore Partners L.P., which is the parent of Cypress Pictures Ltd. James Stern is a member of The Cypress Group L.L.C. Mr. Stern disclaims beneficial ownership of the shares owned by Cypress. The address of The Cypress Group L.L.C. is 65 East 55th Street, New York, New York 10022. Under the Stockholders’ Agreement among the Mitchell Group, Cypress and Cinemark, Inc., Cypress has the right to exchange all of their shares of Class A common stock for an equal number of Class B common stock. If Cypress converts its 18,160,560 shares of Class A common stock for 18,160,560 shares of Class B common stock. Cypress will have approximately 46.3% of the total voting power and the Mitchell Group will have approximately 53.4% of the total voting power.

(6)	Includes 66,000 shares of Class A common stock issuable upon the exercise of options that may be exercised within 60 days of February 28, 2004.

(7)	Includes 39,600 shares of Class A common stock issuable upon the exercise of options that may be exercised within 60 days of February 28, 2004.

(8)	Includes 66,000 shares of Class A common stock issuable upon the exercise of options that may be exercised within 60 days of February 28, 2004.

(9)	Includes 66,000 shares of Class A common stock issuable upon the exercise of options that may be exercised within 60 days of February 28, 2004.

(10)	Includes 44,000 shares of Class A common stock issuable upon the exercise of options that may be exercised within 60 days of February 28, 2004.

(11)	Includes 500,500 shares of Class A common stock issuable upon the exercise of options that may be exercised within 60 days of February 28, 2004.

(12)	The address of CGI Equities, Ltd. is 3900 Dallas Parkway, Suite 500, Plano, Texas 75093.

(13)	The address of the Mitchell Special Trust is 3900 Dallas Parkway, Suite 500, Plano, Texas 75093.

Item 13. Certain Relationships and Related Transactions

Certain Agreements

     We manage one theatre with 12 screens for Laredo Theatre, Ltd. Lone Star Theatres, Inc. owns 25% of the limited partnership interests in Laredo Theatre, Ltd. We are the sole general partner and own the remaining limited partnership interests. Lone Star Theatres, Inc. is owned 100% by Mr. David Roberts, who is Mr. Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo Theatre, Ltd. to us at a rate of 5% of theatre revenues in each year up to $50,000,000 and 3% of theatre revenues in each year in excess of $50,000,000. We recorded $223,886 of management fee revenues and received dividends of $675,000 from Laredo Theatre, Ltd. in 2003. In 2003, Laredo Theatre, Ltd. distributed dividends of $225,000 to Lone Star Theatres in accordance with the terms of the limited partnership agreement. All such amounts are included in our consolidated financial statements with the intercompany amounts eliminated in consolidation.

     During 2003, we managed one theatre with four screens for Mitchell Theatres, Inc., which was 100% owned by members of Lee Roy Mitchell’s family. Under the agreement, management fees were paid to us by Mitchell Theatres, Inc. at a rate of 5% of theatre revenues. We recorded $32,144 of management fee revenues from Mitchell Theatres during 2003. On December 31, 2003, we purchased all of the issued and outstanding capital stock of Mitchell Theatres, Inc. for approximately $0.7 million, which included the assumption of approximately $0.2 million in outstanding debt that was immediately paid off at the time of purchase. See Note 3 to our consolidated financial statements for a description of the acquisition.

     We lease one theatre with seven screens from Plitt Plaza joint venture. Plitt Plaza joint venture is indirectly owned by Lee Roy Mitchell. The lease expired in July 2003 but was extended with similar terms through December 2003. We recorded $267,334 of facility lease expense payable to Plitt Plaza joint venture during

2003. We signed a new month-to-month lease effective January 1, 2004 under which the annual rent will be approximately $118,000 plus certain taxes, maintenance expenses and insurance.

Profit Participation

     We entered into a profit participation agreement dated May 17, 2002 with Alan Stock, our President, pursuant to which Mr. Stock receives a profit interest in two recently built theatres after we have recovered our capital investment in these theatres plus our borrowing costs. Under this agreement, operating losses and disposition losses for any year are allocated 100% to us. Operating profits and disposition profits for these theatres for any fiscal year are allocated first to us to the extent of total operating losses and losses from any disposition of these theatres. Thereafter, net cash from operations from these theatres or from any disposition of these theatres is paid first to us until such payments equal our investment in these theatres, plus interest, and then 51% to the Company and 49% to Mr. Stock. In the event that Mr. Stock’s employment is terminated without cause, profits will be distributed according to this formula without first allowing us to recoup our investment plus interest thereon. No amounts have been paid to Mr. Stock to date pursuant to the profit participation agreement. We expect to begin to distribute a portion of the profits of these theatres to Mr. Stock in fiscal year 2004. Upon consummation of an initial public offering, we will have the option to purchase Mr. Stock’s interest in the theatres for a price equal to the fair market value of the profit interest, as determined by an independent appraiser. We do not intend to enter into similar arrangements with our executive officers in the future.

Stockholders’ Agreement

     Cinemark, Inc. entered into the Amended and Restated Stockholders’ Agreement dated June 27, 2002 with the Mitchell Group and Cypress. Among other things, the Stockholders’ Agreement provides that, subject to certain conditions and exceptions, Cinemark, Inc. must obtain the consent of Cypress for certain corporate acts including, but not limited to, amendments to our articles of incorporation, approval of annual budgets under certain circumstances, asset dispositions or acquisitions in excess of specified amounts, merger or consolidation, sale of substantially all of our assets, incurrence of indebtedness over specified amounts, certain stock redemptions or non prorata dividends, transactions with affiliates over specified amounts, certain management changes or new compensation plans, financing theatres through limited partnerships, settlements of litigation over specified amounts and issuance of common stock by private placement. The above-described provisions terminate on the earlier of (1) the public owning 25% or more of Cinemark, Inc.’s common stock, (2) Cinemark, Inc.’s merger with and into any publicly traded company or (3) four years after the date of the Stockholders’ Agreement. The Stockholders’ Agreement also provides that Cypress will have the right to exchange their shares of Cinemark, Inc.’s Class A common stock for an equal number of shares of Cinemark, Inc.’s Class B common stock. The Stockholders’ Agreement also contains a voting agreement pursuant to which the Mitchell Group agrees to vote their shares of common stock to elect certain designees of Cypress to our board of directors.

     Under the Stockholders’ Agreement, after the six-month period following an initial public offering of Cinemark, Inc.’s common stock, Cypress, subject to a number of conditions and limitations, may require Cinemark, Inc. to file a registration statement under the Securities Act to register the sale of shares of Cinemark, Inc.’s common stock held by them. Cinemark, Inc. may be required to file up to three registration statements. The Stockholders’ Agreement also provides, subject to a number of conditions and limitations, that Cypress and the Mitchell Group have piggy-back registration rights in connection with registered offerings of Cinemark, Inc.’s shares that we initiate after the six-month period following an initial public offering of Cinemark, Inc.’s common stock. Under the Stockholders’ Agreement, the selling stockholder will be required to pay all registration expenses. In addition, Cinemark, Inc. is required to indemnify Cypress and the Mitchell Group, and they in turn are required to indemnify us with respect to any information they provide, against certain liabilities in respect of any registration statement or offering covered by the Stockholders’ Agreement.

     Cypress and the Mitchell Group have preemptive rights to cause Cinemark, Inc. to offer them a pro rata share of certain of our future offerings. In addition, the Stockholders’ Agreement provides for certain rights and obligations among the stockholders related to share transfers by stockholders, including rights of first offer, tag-along rights and drag-along rights. If Cypress or the Mitchell Group receives an offer to purchase all or any part of their shares of our common stock, they must first offer to sell such common stock to Cinemark, Inc. and each other on substantially the same terms and conditions. In addition, if the Mitchell Group proposes to transfer their shares of Cinemark, Inc.’s common stock, Cypress may require that the third party purchaser purchase a pro rata portion of Cypress’ shares of Cinemark, Inc.’s common stock. If the Mitchell Group receive a bona fide written offer from a third party purchaser to purchase all of their shares of Cinemark, Inc.’s common stock, and Cypress chooses not to exercise its first offer rights, the Mitchell Group may require Cypress affiliates to sell all of their shares of Cinemark, Inc.’s common stock to the third party purchaser.

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

Item 14. Principal Accounting Fees and Services

     For the years ended December 31, 2002 and 2003, Deloitte & Touche LLP, our independent auditor, billed the aggregate fees listed in the table below:

	(in millions)
	2002	2003
Audit Fees (a)	$0.8	$1.0
Audit-Related Fees (b)	0.4	—
Tax Fees (c)	0.8	0.7
All Other Fees (d)	—	—

Total	$2.0	$1.7

(a)	Fees for audit services billed in 2003 consisted of the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, statutory audits and comfort letters, consents and other services related to Securities and Exchange Commission (“SEC”) matters, including fees and services related to our bond offerings

Fees for audit services billed in 2002 consisted of the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, statutory audits and comfort letters, consents and other services related to SEC matters, including fees and services related to our parent company, Cinemark, Inc.’s proposed initial public offering.

(b)	Fees for audit-related services billed in 2002 consisted of due diligence associated with mergers and acquisitions.

(c)	Fees for tax services billed in 2002 and 2003 consisted of assistance with our federal, state, local and foreign jurisdictions income tax returns. We have additionally sought consultation and advice related to various tax compliance projects and certain tax planning strategies.

(d)	No material other fees were billed in 2002 and 2003.

Under the Audit Committee’s charter, the Audit Committee is required to give advance approval of any nonaudit services, other than those of a de minimus nature, to be performed by our auditors, provided that such services are not otherwise prohibited by law. In recognition of this responsibility, the Audit Committee has established a policy to review and pre-approve all audit and permissible non-audit services provided by the independent auditor. The policy provides for the general pre-approval of specific types of services, gives detailed guidance to management as to the specific services that are eligible for general pre-approval and provides specific cost limits for each such service on an annual basis. The policy also requires specific pre-approval of all other permitted services.

The Audit Committee has considered and concluded that the provision of the non-audit services is compatible with maintaining auditor independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

On November 13, 2003, the Company filed on Form 8-K, reporting under Item 9, a press release announcing our operating results for the three and nine months ended September 30, 2003.

On January 28, 2004, the Company filed on Form 8-K, reporting under Item 9, a press release announcing Cinemark, Inc.’s retention of Goldman, Sachs & Co. and Lehman Brothers Inc., to explore strategic alternatives.

On March 17, 2004, the Company filed on Form 8-K, reporting under Item 9, a press release announcing the recapitalization of Cinemark, Inc. and related long-term debt refinancings.

On March 17, 2004, the Company filed on Form 8-K, reporting under Item 12, a press release announcing our operating results for the three months and year ended December 31, 2003.

On March 17, 2004, the Company filed on Form 8-K, reporting under Item 9, a press release announcing a tender offer to repurchase all of its outstanding 8-1/2% senior subordinated notes due 2008.

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

Dated: March 17, 2004	CINEMARK USA, INC.

	BY:	/s/ Alan W. Stock

Alan W. Stock, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Lee Roy Mitchell Lee Roy Mitchell	Chairman of the Board of Directors and Chief Executive Officer	March 17, 2004

/s/ Tandy Mitchell Tandy Mitchell	Director	March 17, 2004

/s/ Alan W. Stock Alan W. Stock	Director	March 17, 2004

/s/ Robert Copple Robert Copple	Senior Vice President and Treasurer (Chief Financial and Accounting Officer); Director	March 17, 2004

/s/ W. Bryce Anderson W. Bryce Anderson	Director	March 17, 2004

/s/ Heriberto Guerra Heriberto Guerra	Director	March 17, 2004

/s/ James A. Stern James A. Stern	Director	March 17, 2004

/s/ William Spiegel William Spiegel	Director	March 17, 2004

/s/Denny Rydberg Denny Rydberg	Director	March 17, 2004

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

CINEMARK USA, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS
(ITEMS 8 AND 15 OF FORM 10-K) AND SUPPLEMENTAL SCHEDULES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
Cinemark USA, Inc. and Subsidiaries
Plano, TX

We have audited the accompanying consolidated balance sheets of Cinemark USA, Inc. and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, shareholder’s equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cinemark USA, Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” which changed its method of accounting for goodwill and indefinite-lived intangibles in 2002.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedules of certain consolidating information listed in the index on page F-1 are presented for the purpose of additional analysis of the basic consolidated financial statements rather than to present the financial position, results of operations, and cash flows of the individual companies, and are not a required part of the basic consolidated financial statements. These schedules are the responsibility of the Company’s management. Such schedules have been subjected to the auditing procedures applied in our audits of the basic 2003 consolidated financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic 2003 consolidated financial statements taken as a whole.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 12, 2004

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2003

	2002	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$63,718,515	$107,319,285
Inventories	3,688,915	4,323,687
Accounts receivable	12,441,849	15,440,048
Income tax receivable	715,931	—
Prepaid expenses and other	4,094,135	5,476,066

Total current assets	84,659,345	132,559,086
THEATRE PROPERTIES AND EQUIPMENT
Land	60,655,789	58,962,924
Buildings	310,049,621	323,156,916
Theatre furniture and equipment	455,577,935	485,206,325
Leasehold interests and improvements	342,421,132	364,337,716
Theatres under construction	8,804,504	6,233,088

Total	1,177,508,981	1,237,896,969
Less accumulated depreciation and amortization	385,778,478	462,016,911

Theatre properties and equipment — net	791,730,503	775,880,058
OTHER ASSETS
Goodwill	10,751,844	12,083,095
Intangible assets — net	7,949,496	7,865,294
Investments in and advances to affiliates	3,040,940	2,347,104
Deferred charges and other — net	18,681,800	30,011,763

Total other assets	40,424,080	52,307,256

TOTAL ASSETS	$916,813,928	$960,746,400

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2003

	2002	2003
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$30,190,449	$6,744,842
Accounts payable	28,771,072	37,373,428
Income tax payable	—	5,521,581
Accrued film rentals	26,029,698	27,337,817
Accrued interest	15,849,066	17,939,898
Accrued payroll	14,375,226	12,954,499
Accrued property taxes	15,221,517	15,188,282
Accrued other current liabilities	23,990,733	24,866,026

Total current liabilities	154,427,761	147,926,373
LONG-TERM LIABILITIES
Long-term debt, less current portion	662,396,388	651,686,139
Deferred income taxes	11,170,128	13,033,013
Deferred lease expenses	24,837,457	27,652,702
Deferred gain on sale leasebacks	4,372,620	4,006,700
Deferred revenues and other long-term liabilities	5,129,370	5,665,863

Total long-term liabilities	707,905,963	702,044,417
COMMITMENTS AND CONTINGENCIES (see Note 16)	—	—
MINORITY INTERESTS IN SUBSIDIARIES	26,714,929	33,932,183
SHAREHOLDER’S EQUITY
Class A common stock, $.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	15	15
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and outstanding	49,543,427	49,543,427
Additional paid-in capital	11,974,860	13,054,686
Retained earnings	80,273,323	125,022,611
Treasury stock, 57,245 Class B shares at cost	(24,232,890)	(24,232,890)
Accumulated other comprehensive loss	(89,793,460)	(86,544,422)

Total shareholder’s equity	27,765,275	76,843,427

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$916,813,928	$960,746,400

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

	2001	2002	2003
REVENUES
Admissions	$548,920,177	$597,416,361	$601,875,754
Concession	257,603,165	292,814,066	302,446,324
Other	47,135,126	49,034,782	53,268,647

Total revenues	853,658,468	939,265,209	957,590,725
COSTS AND EXPENSES
Cost of operations:
Film rentals and advertising	295,018,941	321,821,308	326,764,589
Concession supplies	44,924,307	50,678,323	50,004,832
Salaries and wages	90,808,558	97,286,300	98,283,024
Facility lease expense	114,736,525	116,302,827	120,911,998
Utilities and other	101,217,063	104,830,625	111,590,700

Total cost of operations	646,705,394	690,919,383	707,555,143
General and administrative expenses	42,689,638	48,219,709	44,681,697
Depreciation and amortization	73,543,846	66,892,843	65,741,848
Asset impairment loss	20,723,274	3,869,331	7,549,199
(Gain) loss on sale of assets and other	12,407,696	469,961	(661,384)

Total costs and expenses	796,069,848	810,371,227	824,866,503

OPERATING INCOME	57,588,620	128,893,982	132,724,222
OTHER INCOME (EXPENSE)
Interest expense	(68,542,792)	(55,428,317)	(51,852,977)
Amortization of debt issue cost	(2,387,828)	(2,364,680)	(2,310,372)
Interest income	1,492,492	2,318,172	2,035,338
Foreign currency exchange loss	(1,976,979)	(5,120,336)	(195,670)
Loss on early retirement of debt	—	—	(7,540,269)
Equity in income (loss) of affiliates	(4,471,983)	426,936	465,035
Minority interests in (income) loss of subsidiaries	162,573	(598,923)	(3,410,018)

Total other expenses	(75,724,517)	(60,767,148)	(62,808,933)

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE	(18,135,897)	68,126,834	69,915,289
INCOME TAXES (BENEFIT)	(14,114,629)	29,160,031	25,166,001

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE	(4,021,268)	38,966,803	44,749,288
Cumulative effect of a change in accounting principle, net of tax benefit of $0.	—	(3,389,779)	—

NET INCOME (LOSS)	$(4,021,268)	$35,577,024	$44,749,288

EARNINGS (LOSS) PER SHARE — Basic/Diluted
Income (loss) before accounting change	$(22.40)	$211.61	$243.01
Cumulative effect of a change in accounting principle	—	(18.41)	—

Net income (loss)	$(22.40)	$193.20	$243.01

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

	Class A		Class B
	Common Stock		Common Stock						Accumulated
					Additional	Unearned			Other
	Shares		Shares		Paid-in	Compensation	Retained	Treasury	Comprehensive		Comprehensive
	Issued	Amount	Issued	Amount	Capital	Stock Options	Earnings	Stock	Loss	Total	Income (Loss)
BALANCE January 1, 2001	1,500	$15	234,782	$49,538,316	$13,198,615	$(1,956,944)	$48,717,567	$(24,232,890)	$(36,354,842)	$48,909,837
Net loss							(4,021,268)			(4,021,268)	(4,021,268)
Unearned compensation from stock options granted					3,423,107	(3,423,107)				—
Unearned compensation from stock options forfeited					(143,392)	143,392				—
Amortization of unearned compensation						1,010,655				1,010,655
Stock options exercised, including tax expense of $1,380,621			5,111	5,111	(1,380,621)					(1,375,510)
Foreign currency translation adjustment									(19,186,458)	(19,186,458)	(19,186,458)

BALANCE December 31, 2001	1,500	$15	239,893	$49,543,427	$15,097,709	$(4,226,004)	$44,696,299	$(24,232,890)	$(55,541,300)	$25,337,256	$(23,207,726)

Net income							35,577,024			35,577,024	35,577,024
Amortization of unearned compensation (Jan 1, 2002 - May 16, 2002)						415,919				415,919
Options exchanged for Cinemark, Inc. options (May 17, 2002)					(3,810,085)	3,810,085				—
Capital Contribution from Cinemark, Inc. (amortization of unearned compensation from May 17, 2002 - December 31, 2002)					687,236					687,236
Foreign currency translation adjustment									(34,252,160)	(34,252,160)	(34,252,160)

BALANCE December 31, 2002	1,500	$15	239,893	$49,543,427	$11,974,860	$—	$80,273,323	$(24,232,890)	$(89,793,460)	$27,765,275	$1,324,864

Net income							44,749,288			44,749,288	44,749,288
Capital Contribution from Cinemark, Inc. (amortization of unearned compensation)					1,079,826					1,079,826
Foreign currency translation adjustment									3,249,038	3,249,038	3,249,038

BALANCE December 31, 2003	1,500	$15	239,893	$49,543,427	$13,054,686	$—	$125,022,611	$(24,232,890)	$(86,544,422)	$76,843,427	$47,998,326

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

	2001	2002	2003
OPERATING ACTIVITIES
Net income (loss)	$(4,021,268)	$35,577,024	$44,749,288
Noncash items in net income (loss):
Depreciation	70,978,308	66,131,611	65,085,174
Amortization of goodwill, intangible and other assets	2,565,538	761,232	656,674
Amortization of foreign advanced rents	2,345,095	1,796,405	1,805,684
Amortized compensation - stock options	1,010,655	1,103,155	1,079,826
Amortization of debt issue costs	2,387,828	2,364,680	2,310,372
Amortization of gain on sale leasebacks	(365,921)	(365,920)	(365,920)
Amortization of debt discount and premium	(28,508)	(28,507)	(972,306)
Amortization of deferred revenues	(8,319,348)	(4,852,905)	(2,622,904)
Loss on impairment of assets	20,723,274	3,869,331	7,549,199
(Gain) loss on sale of assets and other	12,407,696	469,961	(661,384)
Loss on early retirement of debt	—	—	7,540,269
Deferred lease expenses	2,357,141	2,005,069	2,740,580
Deferred income tax expenses	(18,547,884)	14,886,334	1,862,885
Equity in (income) loss of affiliates	4,471,983	(426,936)	(465,035)
Minority interests in income (loss) of subsidiaries	(162,573)	598,923	3,410,018
Tax expense related to common stock issued for options exercised	(1,380,621)	—	—
Cumulative effect of an accounting change	—	3,389,779	—
Cash provided by (used for) operating working capital:
Inventories	412,923	(366,883)	(634,772)
Accounts receivable	(2,803,624)	(1,392,201)	(2,998,199)
Prepaid expenses and other	344,837	(847,306)	(1,381,931)
Other assets	4,746,176	6,463,964	(9,848,778)
Advances with affiliates	(1,671,098)	1,191,191	392,123
Accounts payable	2,670,834	(2,338,589)	8,602,356
Accrued liabilities	(4,419,739)	19,248,588	(1,684,493)
Other long-term liabilities	1,391,446	158,063	3,234,062
Income tax receivable/payable	23,927	722,863	6,237,512

Net cash provided by operating activities	87,117,077	150,118,926	135,620,300
INVESTING ACTIVITIES
Additions to theatre properties and equipment	(40,351,680)	(38,031,643)	(51,002,003)
Sale of theatre properties and equipment	6,867,953	2,639,965	3,084,531
Investment in affiliates	(379,373)	—	(3,314)
Dividends/capital returned from affiliates	63,693	641,808	770,062

Net cash used for investing activities	(33,799,407)	(34,749,870)	(47,150,724)
FINANCING ACTIVITIES
Issuance of common stock	5,111	—	—
Issuance of senior subordinated notes	—	—	375,225,000
Retirement of senior subordinated notes	—	—	(275,000,000)
Increase in long-term debt	93,236,439	61,748,082	403,516,357
Decrease in long-term debt	(122,574,508)	(148,650,617)	(537,764,968)
Increase in debt issue costs	—	—	(15,622,495)
Increase in minority investment in subsidiaries	11,429,373	454,931	4,573,551
Decrease in minority investment in subsidiaries	(3,604,665)	(9,692,587)	(766,315)

Net cash used for financing activities	(21,508,250)	(96,140,191)	(45,838,870)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,450,191)	(5,709,573)	970,064

INCREASE IN CASH AND CASH EQUIVALENTS	30,359,229	13,519,292	43,600,770
CASH AND CASH EQUIVALENTS:
Beginning of period	19,839,994	50,199,223	63,718,515

End of period	$50,199,223	$63,718,515	$107,319,285

SUPPLEMENTAL INFORMATION (see Note 13)

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business - Cinemark USA, Inc. and subsidiaries (the “Company”) is one of the leaders in the motion picture exhibition industry that owns or leases and operates motion picture theatres in the United States (“U.S.”), Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Colombia and the United Kingdom. The Company also manages additional theatres in the U.S. and provides management services for one theatre in Taiwan at December 31, 2003.

     Share Exchange - On May 16, 2002, Cinemark, Inc. was formed as the Delaware holding company of Cinemark USA, Inc. Under a share exchange agreement dated May 17, 2002, and after giving effect to a reverse stock split, each outstanding share and option to purchase shares of the Company’s common stock was exchanged for 220 shares and options to purchase shares of Cinemark, Inc.’s common stock.

     Principles of Consolidation - The consolidated financial statements include the accounts of Cinemark USA, Inc. and subsidiaries. Majority-owned subsidiaries that the Company has control of are consolidated while those subsidiaries of which the Company owns between 20% and 50% and does not control are accounted for as affiliates under the equity method. The results of these subsidiaries and affiliates are included in the financial statements effective with their formation or from their dates of acquisition. Significant intercompany balances and transactions are eliminated in consolidation. Certain reclassifications have been made to the 2001 and 2002 financial statements to conform to the 2003 presentation.

     Cash and Cash Equivalents - Cash and cash equivalents consist of operating funds held in financial institutions, petty cash held by the theatres and highly liquid investments with remaining maturities of three months or less when purchased.

     Inventories - Concession and theatre supplies inventories are stated at the lower of cost (first-in, first-out method) or market.

     Theatre Properties and Equipment - Theatre properties and equipment are stated at cost less accumulated depreciation and amortization. Property additions include the capitalization of $215,704, $0 and $233,582 of interest incurred during the development and construction of theatres in 2001, 2002 and 2003, respectively. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: buildings — 40 years; theatre furniture and equipment — 5 to 15 years. Amortization of leasehold interests and improvements is provided using the straight-line method over the lesser of the lease period or the estimated useful lives of the leasehold interests and improvements. The Company evaluates theatre properties and equipment for impairment in conjunction with the preparation of its quarterly consolidated financial statements or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. When estimated undiscounted cash flows will not be sufficient to recover an asset’s carrying amount, an impairment review is performed in which the Company compares the carrying value of the asset with its fair value, which is determined based on estimated cash flows. When estimated fair value is determined to be lower than the carrying value of the asset, the asset is written down to its estimated fair value.

     Goodwill and Other Intangible Assets - The excess of cost over the fair values of the net assets of theatre businesses acquired, less accumulated amortization, goodwill impairment charges and cumulative foreign currency translation adjustments, is recorded as goodwill. For financial reporting purposes through December 31, 2001, goodwill was amortized primarily over 10 to 20 year periods, which approximated the remaining lease terms of the businesses acquired. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, beginning January 1, 2002, goodwill is no longer being amortized, but instead is being tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors considered include significant underperformance relative to historical or projected business and significant negative industry or economic trends. Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value, including goodwill. If the carrying value

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the reporting unit exceeds its fair value, a second step would be performed to measure the potential goodwill impairment. The Company performed its annual goodwill impairment evaluation as of December 31, 2003. Intangible assets consist of capitalized licensing fees, which are amortized using the straight-line method over fifteen years, and other intangible assets, which, if of a definite-lived nature, are amortized over the terms of the underlying agreements. In accordance with SFAS No. 142, intangible assets with indefinite lives are no longer being amortized, but instead are being tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed its annual impairment evaluation of indefinite-lived intangible assets as of December 31, 2003.

     Deferred Charges and Other - Deferred charges and other consists of debt issue costs, foreign advanced rents, construction advances and other deposits, equipment to be placed in service and other assets. Debt issue costs are amortized using the straight-line method over the primary financing terms of the related debt agreement. Foreign advanced rents represent advance rental payments for long-term foreign leases. These payments are recognized to facility lease expense generally over 10 to 20 years as leased facilities are utilized.

     Deferred Lease Expenses - Certain of the Company’s leases provide for escalating rent payments throughout the lease term. Deferred lease expense is recognized to account for lease expense on a straight-line basis, where lease payments are not made on such basis.

     Deferred Revenues - Advances collected on long-term screen advertising and concession contracts are recorded as deferred revenues. In accordance with the terms of the agreements, the advances collected on screen advertising contracts are recognized as other revenues during the period in which the revenue is earned based primarily on the Company’s attendance counts or screenings, which may differ from the period in which the advances are collected. In accordance with the terms of the agreements, the advances collected on concession contracts are recognized as a reduction in concession supplies expense during the period in which earned which may differ from the period in which the advances are collected.

     Revenue and Expense Recognition - Revenues are recognized when admissions and concession sales are received at the box office and screen advertising is shown at the theatres. The Company records proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognizes admissions and concession revenue when a holder redeems the card or certificate. The Company recognizes unredeemed gift cards and other advanced sale-type certificates as revenue only after such a period of time indicates, based on historical experience, the likelihood of redemption is remote. Film rental costs are accrued based on the applicable box office receipts and either the mutually agreed upon firm terms or estimates of the final settlement depending on the film licensing arrangement. Estimates are based on the expected success of a film over the length of its run. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known at the time the estimate is made and the expected success of a film over the length of its run can typically be estimated early in the film’s run. The final film settlement amount is negotiated at the conclusion of the film’s run based upon how a film actually performs. If actual settlements are higher than those estimated, additional film rental costs are recorded at that time. When participating in co-operative advertising, the Company shares the total advertising costs to promote a film with the film distributor as negotiated and the Company’s advertising expenses are presented net of the portion of advertising costs reimbursed to the Company, which equaled $443,383 and $18,995 for the years ended December 31, 2001 and 2002, respectively. The Company did not receive any such reimbursements during the year ended December 31, 2003. The Company recognizes advertising costs and any sharing arrangements with film distributors in the same accounting period. Advertising costs borne by the Company are expensed as incurred. Advertising expenses for the years ended December 31, 2001, 2002 and 2003 totaled $14,622,336, $14,164,514, and $14,643,308, respectively.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Stock Option Accounting – The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the Company’s stock option plans. Had compensation costs for the Company’s stock option plans been determined based on the fair value at the date of grant for awards under the plans, consistent with SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro-forma amounts indicated below:

	Years Ended December 31,
	2001	2002	2003
Net income (loss) as reported	$(4,021,268)	$35,577,024	$44,749,288
Compensation expense included in reported net income (loss), net of tax	1,010,655	1,103,155	1,079,826
Compensation expense under fair-value method, net of tax	(1,339,747)	(1,363,626)	(1,426,625)

Pro-forma net income (loss)	$(4,350,360)	$35,316,553	$44,402,489

Basic/diluted earnings (loss) per share:
As reported	$(22.40)	$193.20	$243.01
Pro-forma	$(24.23)	$191.78	$241.12

     The weighted average fair value per share of stock options granted in 2001, prior to giving effect to the share exchange and reverse stock split, was $2,202 (all of which had exercise prices less than market value at the date of grant). No stock options were granted in 2002. The weighted average fair value per share of stock options granted in 2003 by the Company’s parent, Cinemark, Inc., after giving effect to the share exchange and reverse stock split, was $12.76 (all of which had an exercise price equal to the market value at the date of grant). The following assumptions were used in the calculation of fair value: dividend yield of 0 percent; an expected life of 6.5 years; expected volatility of approximately 39 percent; and risk-free interest rates of 5.09 percent in 2001 and 3.29 percent in 2003.

     Income taxes -The company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the bases of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized. Income taxes are provided on unremitted earnings from foreign subsidiaries unless such earnings are expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments and the related tax accruals are in the consolidated balance sheets. To the extent tax accruals differ from actual payments or assessments, the accruals will be adjusted.

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

     Derivative Instruments - The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related amendments in its fiscal year beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments that require every derivative to be recorded on the balance sheet as an asset or liability measured at its fair value. The statement also defines the accounting for the change in the fair value of derivatives depending on their intended use. The Company’s derivative activity is not material to its financial position or results of operations for the periods presented.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Foreign Currency Translations - The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded as a separate component of shareholder’s equity.

     Fair Values of Financial Instruments - Fair values of financial instruments are estimated by the Company using available market information and other valuation methods. Values are based on available market quotes or estimates using a discounted cash flow approach based on the interest rates currently available for similar instruments. The fair values of financial instruments for which estimated fair value amounts are not specifically presented are estimated to approximate the related recorded values.

2. NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires that all primary beneficiaries of Variable Interest Entities (“VIE”) consolidate that entity. FIN 46 is effective immediately for VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIEs in which an enterprise holds a variable interest it acquired prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 15, 2004. The Company does not have interests in special purpose entities and will apply the provisions of FIN 46R with its first quarter 2004 consolidated financial statements. The Company believes the adoption of FIN 46R will not have a material impact on the consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. Adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as temporary equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

3. ACQUISITIONS

     During 2003, the Company accounted for its 50% investment in Interstate Theatres, L.L.C. under the equity method of accounting. On December 31, 2003, the Company purchased the remaining 50% interest in Interstate Theatres, L.L.C, which owns 80% of Interstate Theatres II, L.L.C. The Company accounted for the purchase as a step acquisition. The total purchase price of $1,500,000 was allocated to theatre properties and equipment ($404,083), working capital ($65,515), and goodwill ($1,030,402). The Company’s consolidated balance sheet at December 31, 2003 reflects the assets and liabilities of Interstate Theatres, L.L.C. and its subsidiary. Beginning January 1, 2004, results of operations for Interstate Theatres, L.L.C. and its subsidiary will be included in the consolidated results of operations for the Company.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On December 31, 2003, the Company purchased Mitchell Theatres, Inc., which was 100% owned by members of Lee Roy Mitchell’s family (a related party to the Company). The total purchase price of $681,034 included the assumption of $156,000 in outstanding debt, which was immediately paid off at the time of purchase. The Company’s consolidated balance sheet at December 31, 2003 reflects the assets and liabilities of Mitchell Theatres, Inc., which consisted of a working capital deficit of $137,511 and theatre property and equipment of $818,545. Beginning January 1, 2004, results of operations for Mitchell Theatres, Inc. will be included in the consolidated results of operations for the Company.

4. EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share are computed using the weighted average number of shares of Class A and Class B common stock outstanding during each period. The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Years Ended December 31,
	2001	2002	2003
Income (loss) before cumulative effect of an accounting change	$(4,021,268)	$38,966,803	$44,749,288

Basic:
Weighted average common shares outstanding	179,531	184,148	184,148

Income (loss) before cumulative effect of an accounting change per common share	$(22.40)	$211.61	$243.01

Diluted:
Weighted average common shares outstanding	179,531	184,148	184,148
Common equivalent shares for stock options	—	—	—

Weighted average common and common equivalent shares outstanding	179,531	184,148	184,148

Income (loss) before cumulative effect of an accounting change per common and common equivalent share	$(22.40)	$211.61	$243.01

     Basic income (loss) per share is computed by dividing the income (loss) by the weighted average number of shares of all classes of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing the income (loss) by the weighted average number of shares of all classes of common stock outstanding and potential issuable common stock outstanding using the treasury stock method.

     The effect of the options to purchase common stock is excluded from the computation of diluted income (loss) per share if their effect is antidilutive. At December 31, 2001, options to purchase 10,630 shares of common stock (calculated on a weighted average for the year basis) have been excluded from the diluted income (loss) per share calculation, as their effect would have been antidilutive. On May 16, 2002, Cinemark, Inc. was formed as the Delaware holding company of Cinemark USA, Inc. Under a share exchange agreement, dated May 17, 2002, and after giving effect to a reverse stock split, each outstanding share and option to purchase shares of the Company’s common stock was exchanged for 220 shares and options to purchase shares of Cinemark, Inc.’s common stock. As a result, weighted average common shares outstanding for the years ended December 31, 2002 and 2003 do not include options to purchase shares of Cinemark, Inc.’s common stock. See Note 12 for additional disclosures regarding the Company’s capital stock and related stock option plans.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002 and as such, the Company’s goodwill and other intangible assets that have been deemed to have indefinite lives are no longer being amortized, but instead are being tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. As of January 1, 2002, the Company performed the required transitional impairment tests of goodwill and other intangible assets with indefinite useful lives, and as a result, recorded impairment charges of $3,325,611 and $64,168, respectively. These charges are reflected as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the year ended December 31, 2002.

     The following table shows the impact of SFAS No. 142, had it been applied as of January 1, 2001, on reported net loss and loss per share for the year ended December 31, 2001.

		Basic/Diluted
		Loss per
	Net Loss	Share
Loss before cumulative effect of an accounting change as reported	$(4,021,268)	$(22.40)
Add back amortization:
Goodwill	1,701,786	9.48
Indefinite life intangible assets	33,528	0.19

Adjusted net loss	$(2,285,954)	$(12.73)

     The Company’s goodwill is as follows:

	U.S.	Argentina	Chile	Peru	Total
Balance at December 31, 2001	$5,308,738	$4,269,110	$2,931,106	$2,616,000	$15,124,954
Adoption of SFAS No. 142 (included in cumulative effect of a change in accounting principle)	(27,226)	(3,298,385)	—	—	(3,325,611)
Impairment loss	—	(558,398)	—	—	(558,398)
Foreign currency translation adjustment	—	(204,330)	(231,155)	(53,616)	(489,101)

Balance at December 31, 2002	5,281,512	207,997	2,699,951	2,562,384	10,751,844

Interstate Theatres, L.L.C. acquisition	1,030,402	—	—	—	1,030,402
Impairment loss	—	—	(196,235)	(62,820)	(259,055)
Foreign currency translation adjustment	—	30,829	490,213	38,862	559,904

Balance at December 31, 2003	$6,311,914	$238,826	$2,993,929	$2,538,426	$12,083,095

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Intangible assets at December 31 consisted of the following:

	2002	2003
Capitalized licensing fees	$9,000,000	$9,000,000
Other intangible assets	—	442,561
Less: Accumulated amortization	(1,066,667)	(1,593,430)

Amortized intangible assets	7,933,333	7,849,131
Unamortized intangible assets	16,163	16,163

Total	$7,949,496	$7,865,294

     Aggregate amortization expense of $656,674 for the year ended December 31, 2003 consisted of $526,763 of amortization of intangible assets and $129,911 of amortization of other assets. Estimated aggregate future amortization expense for intangible assets is as follows:

For the year ended December 31, 2004	$526,972
For the year ended December 31, 2005	526,972
For the year ended December 31, 2006	526,972
For the year ended December 31, 2007	526,972
For the year ended December 31, 2008	526,972
Thereafter	5,214,271

Total	$7,849,131

6. LONG-LIVED ASSETS

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

     The Company considers actual theatre level cash flow, future years budgeted theatre level cash flow, theatre property and equipment values, goodwill values, the age of a recently built theatre, competitive theatres in the marketplace, the sharing of a market with other Company theatres, changes in foreign currency exchange rates, the impact of recent ticket price changes and other factors in its assessment of impairment of individual theatre assets. Assets are evaluated on an individual theatre basis or a group of theatres that share the same marketplace, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover an asset’s carrying amount, an impairment review is performed in which the Company compares the carrying value of the asset with its fair value, which is determined based on estimated cash flows. When estimated fair value is determined to be lower than the carrying value of the asset, the asset is written down to its estimated fair value.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company’s asset impairment losses are summarized in the following table:

	Years Ended December 31,
Theatre properties and equipment	2001	2002	2003
United States
Theatre properties	$(16,310,524)	$(1,576,781)	$(820,493)
Land parcels	(2,700,000)	(242,380)	(2,200,000)
Brazil theatre properties	(1,712,750)	—	—
Chile theatre properties	—	(1,268,394)	(529,300)
El Salvador theatre properties	—	(223,378)	—
Mexico theatre properties	—	—	(1,240,351)
United Kingdom theatre properties	—	—	(2,500,000)

Subtotal	(20,723,274)	(3,310,933)	(7,290,144)
Goodwill (Note 5)	—	(558,398)	(259,055)

Total asset impairment loss	$(20,723,274)	$(3,869,331)	$(7,549,199)

7. DEFERRED CHARGES AND OTHER

     Deferred charges and other at December 31 consisted of the following:

	2002	2003
Debt issue costs	$12,792,545	$15,952,916
Less: Accumulated amortization	(7,948,096)	(2,068,842)

Subtotal	4,844,449	13,884,074
Foreign advanced rents	8,606,655	6,797,228
Construction advances and other deposits	1,433,774	1,507,297
Equipment to be placed in service	2,578,177	3,089,228
Other	1,218,745	4,733,936

Total	$18,681,800	$30,011,763

     During 2003, the Company was involved in long-term debt refinancing that resulted in the early retirement of its then existing Credit Facility, the Cinema Properties Facility, and $275 million principal amount of senior subordinated notes. The Company recorded a loss on early retirement of debt of $7,540,269 which included the write-off of $4,262,540 of debt issue costs, net of accumulated amortization. As part of the long-term debt refinancing, the Company entered into a new senior secured credit facility and issued $360 million principal amount of new senior subordinated notes. The Company capitalized $15,622,495 of new debt issue costs related to these new financing agreements during 2003.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LONG-TERM DEBT

     Long-term debt at December 31 consisted of the following:

	2002	2003
Cinemark USA, Inc. 9% Senior Subordinated Notes due 2013	$—	$374,208,262
Cinemark USA, Inc. 9 5/8% Senior Subordinated Notes due 2008	275,717,500	—
Cinemark USA, Inc. 8 1/2% Senior Subordinated Notes due 2008	104,441,667	104,541,667
Cinemark USA, Inc. Term Loan	—	164,175,000
Cinemark USA, Inc. Revolving Credit Facility of $350,000,000	189,000,000	—
Cinemark Mexico (USA), Inc. Revolving Credit Facility of $30,000,000	23,000,000	—
Cinema Properties, Inc. Credit Facility	77,000,000	—
Cinemark Brasil S.A. Notes Payable with Bank	8,007,269	3,457,264
Cinemark Chile S.A. Notes Payable with Bank	8,422,414	8,066,837
Other long-term debt	6,997,987	3,981,951

Total long-term debt	692,586,837	658,430,981
Less current portion	30,190,449	6,744,842

Long-term debt, less current portion	$662,396,388	$651,686,139

New Senior Subordinated Notes Issuance and Retirement of Outstanding Senior Subordinated Notes

     On February 11, 2003, the Company issued $150 million principal amount of 9% Senior Subordinated Notes due 2013, which are referred to elsewhere herein as the “original 9% notes”. On May 7, 2003, the Company issued an additional $210 million of 9% Senior Subordinated Notes due 2013, which are referred to elsewhere herein as the “new 9% notes”. The original 9% notes and the new 9% notes constitute a single class of debt securities under the indenture and are together referred to herein as the “existing 9% notes”. In July 2003, the Company completed an offer to exchange $360 million principal amount of 9% senior subordinated notes due 2013 (also referred to herein as the “existing 9% notes”), which were registered under the Securities and Exchange Act of 1933 for a like principal amount of the existing 9% notes. Interest is payable on February 1 and August 1 of each year, beginning August 1, 2003. The existing 9% notes mature on February 1, 2013. The net proceeds of $145.9 million from the issuance of the original 9% notes were used to repay a portion of the Company’s then existing Credit Facility. The net proceeds of $226.7 million from the issuance of the new 9% notes, which included a premium of $15.2 million, and additional borrowings under the Company’s senior secured credit facility were utilized to fund the purchase on May 16, 2003 of approximately $233 million principal amount of outstanding 9 5/8% Senior Subordinated Notes tendered as of midnight on May 15, 2003 pursuant to a tender offer announced on April 18, 2003.

     On September 18, 2003, the Company redeemed the remaining $42 million principal amount of outstanding 9 5/8% Senior Subordinated Notes utilizing the net proceeds of its senior secured credit facility term loan that was amended on August 18, 2003, along with additional borrowings under the $75 million five-year revolving credit line.

     The Company may redeem all or part of the existing 9% notes on or after February 1, 2008. Prior to February 1, 2006, the Company may redeem up to 35% of the aggregate principal amount of the existing 9% notes from the proceeds of certain equity offerings.

Senior Subordinated Notes

     As of December 31, 2003, the Company had outstanding two issues of senior subordinated notes: (1) $105 million principal amount of 8 1/2% Series B Senior Subordinated Notes due 2008; and (2) $360 million principal amount of 9% Senior Subordinated Notes due 2013. Interest on each issue is payable on February 1 and August 1 of each year.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The indentures governing the senior subordinated notes contain covenants that limit, among other things, dividends, transactions with affiliates, investments, sale of assets, mergers, repurchases of the Company’s capital stock, liens and additional indebtedness. Upon a change of control, the Company would be required to make an offer to repurchase the senior subordinated notes at a price equal to 101% of the principal amount outstanding plus accrued and unpaid interest through the date of repurchase. The indentures governing the senior subordinated notes allow us to incur additional indebtedness if the Company satisfies the coverage ratio specified in each indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.

     The senior subordinated notes are general, unsecured obligations and are subordinated in right of payment to the senior secured credit facility or other senior indebtedness. The notes are guaranteed by certain of the Company’s domestic subsidiaries. The guarantees are subordinated to the senior debt of the subsidiary guarantors and rank pari passu with the senior subordinated debt of the Company’s guarantor subsidiaries. The notes are effectively subordinated to the indebtedness and other liabilities of the Company’s non-guarantor subsidiaries. The senior subordinated notes are guaranteed by certain of the Company’s domestic subsidiaries on a senior subordinated basis.

New Senior Secured Credit Facility

     On February 14, 2003, the Company entered into a new senior secured credit facility consisting of a $75 million five-year revolving credit line and a $125 million term loan with Lehman Commercial Paper, Inc. for itself and as administrative agent for a syndicate of lenders. The senior secured credit facility provides for incremental term loans of up to $100 million. The net proceeds from the senior secured credit facility were used to repay, in full, the then existing Credit Facility and the Cinema Properties Facility. The term loan matures on March 31, 2008, but will be extended to March 31, 2009, if on or prior to May 31, 2007 the maturity of the Company’s existing senior subordinated notes are extended beyond September 30, 2009.

     On August 18, 2003, the Company amended its senior secured credit facility to provide a $165 million term loan expiring on March 31, 2008 subject to the extensions noted above as permitted by the senior secured credit facility. The amended senior secured credit facility provides for incremental term loans of up to $60 million. The net proceeds of the $165 million term loan and additional borrowings under the $75 million five-year revolving credit line were used to (i) repay $124.7 million of term loans outstanding under the Company’s senior secured credit facility and (ii) redeem on September 18, 2003 the remaining $42 million principal amount of the Company’s outstanding 9 5/8% Senior Subordinated Notes due 2008.

     Under the amended term loan, principal payments of $412,500 are due each calendar quarter through March 31, 2007 and increase to $39,703,125 each calendar quarter from June 30, 2007 to maturity at March 31, 2008. The amended term loan bears interest, at the Company’s option, at: (A) the base rate plus a margin of 1.50% or (B) the eurodollar rate plus a margin of 2.50%. The margin applicable to base rate loans ranges from 1.25% per annum to 1.50% per annum and the margin applicable to eurodollar rate loans ranges from 2.25% per annum to 2.50% per annum based upon the Company achieving certain ratios of debt to consolidated EBITDA (as defined in the senior secured credit facility).

     Borrowings under the revolving credit line bear interest, at the Company’s option, at: (A) a margin of 2.00% per annum plus a “base rate” equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, or (B) a “eurodollar rate” equal to the rate at which eurodollar deposits are offered in the interbank eurodollar market for terms of one, two, three or six, or (if available to all lenders in their sole discretion) nine or twelve months, as selected by the Company, plus a margin of 3.00% per annum. The margin applicable to base rate loans ranges from 1.25% per annum to 2.00% per annum and the margin applicable to eurodollar rate loans ranges from 2.25% per annum to 3.00% per annum based upon the Company achieving certain ratios of debt to consolidated EBITDA (as defined in the senior secured credit facility).

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The senior secured credit facility is guaranteed by the guarantors of the senior subordinated notes and is secured by mortgages on certain fee and leasehold properties and security interests on certain personal and intangible property, including without limitation, pledges of all of the capital stock of certain domestic subsidiaries and 65% of the voting stock of certain of the Company’s foreign subsidiaries. Under the senior secured credit facility, the Company is required to maintain specified levels of fixed charge coverage and set limitations on its leverage ratios. The Company is limited in its ability to pay dividends and in its ability to incur additional indebtedness and liens and, following the issuance of certain types of indebtedness or the disposition of assets, subject to certain exceptions, the Company would be required to apply certain of the proceeds to repay amounts outstanding under the senior secured credit facility. The senior secured credit facility also contains certain other covenants and restrictions customary in credit agreements of this kind.

     At December 31, 2003, there was $164,175,000 outstanding under the term loan and no outstanding revolver borrowings. The Company had $74,931,443 available for borrowing under the revolving credit line, giving effect to a $68,557 letter of credit outstanding. The effective interest rate on outstanding borrowings under the senior secured credit facility at December 31, 2003 was 3.7% per annum.

Cinemark USA Revolving Credit Facility

     In February 1998, the Company entered into a reducing revolving credit facility (the “Credit Facility”) with a group of banks for which Bank of America, N.A. acted as administrative agent. The Credit Facility provided for an initial commitment of $350 million which was automatically reduced each quarter by 2.5%, 3.75%, 5.0%, 6.25% and 6.25% of the aggregate $350 million in 2001, 2002, 2003, 2004 and 2005, respectively, until maturity in 2006. As of December 31, 2002, the aggregate commitment available to the Company was $262.5 million. The Company prepaid a portion of the indebtedness outstanding under the Credit Facility on February 11, 2003 with the net proceeds of the issuance of the original 9% notes. The Credit Facility was repaid in full on February 14, 2003 from the net proceeds of the Company’s new senior secured credit facility.

Cinemark Mexico Revolving Credit Facility

     In November 1998, Cinemark Mexico (USA), Inc. executed a credit agreement with Bank of America National Trust and Savings Association (the “Cinemark Mexico Credit Agreement”). The Cinemark Mexico Credit Agreement was a revolving credit facility and provided for a loan to Cinemark Mexico of up to $30 million in the aggregate. Cinemark Mexico was required to make principal payments of $0.5 million in each of the third and fourth quarters of 2001, $1.5 million per quarter in 2002 with the remaining principal outstanding of $23 million due in January 2003. On January 15, 2003, the Cinemark Mexico Credit Agreement was paid in full.

Cinema Properties Credit Facility

     In December 2000, Cinema Properties, Inc., a wholly owned subsidiary that was not subject to restrictions imposed by the Credit Facility or the indentures governing the Senior Subordinated Notes, borrowed $77 million under a 3-year term loan from Lehman Brothers Bank, FSB (the “Cinema Properties Facility”), which was originally scheduled to mature on December 31, 2003. In 2002, the Cinema Properties Facility was amended, which among other things, extended the maturity date one year to December 31, 2004 and eliminated the lender’s discretionary right to require Cinema Properties, Inc. to make $1.5 million principal payments in the third and fourth quarters of 2002. The $77 million Cinema Properties Facility was repaid in full on February 14, 2003 from the net proceeds of the Company’s new senior secured credit facility. Simultaneously, with such repayment, Cinema Properties, Inc. and its shareholders were merged with and into the Company.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cinemark Brasil Notes Payable

     Cinemark Brasil S.A. currently has three main types of funding sources executed with local and international banks. These include:

(1)	BNDES (Banco Nacional de Desenvolvimento Econômico e Social (the Brazilian National Development Bank)) credit line in the U.S. dollar equivalent in Brazilian reais of US$3.8 million executed in October 1999 with a term of 5 years (with a nine month grace period) and accruing interest at a BNDES basket rate, which is a multiple currency rate based on the rate at which the bank borrows, plus a spread amounting to 14.5%;

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

     These sources are secured by a variety of instruments, including comfort letters from Cinemark International, L.L.C., promissory notes for up to 130% of the value, a revenue reserve account and equipment collateral. A fourth funding source (import financing executed with Banco ABC Brasil) was paid in full during the second quarter of 2003. As of December 31, 2003, an aggregate of $3,457,264 was outstanding and the effective interest rate on such borrowings was 14.3% per annum.

Cinemark Chile Notes Payable

     On March 26, 2002, Cinemark Chile S.A. entered into a Debt Acknowledgment, Rescheduling and Joint Guarantee and Co-Debt Agreement with Scotiabank Sud Americano and three local banks. Under this agreement, Cinemark Chile S.A. borrowed the U.S. dollar equivalent of approximately $10.6 million in Chilean pesos (adjusted for inflation pursuant to the Unidades de Fomento). Cinemark Chile S.A. is required to make 24 equal quarterly installments of principal plus accrued and unpaid interest, commencing March 27, 2002. The indebtedness is secured by a first priority commercial pledge of the shares of Cinemark Chile S.A., a chattel mortgage over Cinemark Chile’s personal property and by guarantees issued by Cinemark International, L.L.C. and Chile Films S.A., whose owners are shareholders of Cinemark Chile S.A. The agreement requires Cinemark Chile S.A. to maintain certain financial ratios and contains other restrictive covenants typical for agreements of this type such as a limitation on dividends. Funds borrowed under this agreement bear interest at the 90 day TAB Banking rate (360 day TAB Banking rate with respect to one of the four banks) as published by the Association of Banks and Financial Institutions Act plus 2%. As of December 31, 2003, $8,066,837 was outstanding and the effective interest rate on such borrowings was 6.4% per annum.

The Company’s long-term debt at December 31, 2003 matures as follows:

2004	$6,744,842
2005	6,934,548
2006	4,445,326
2007	121,853,212
2008	144,244,791
Thereafter	374,208,262

$658,430,981

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The estimated fair value of the Company’s long-term debt of $658.4 million at December 31, 2003 was approximately $653.5 million. Such amounts do not include prepayment penalties which would be incurred upon the early extinguishment of certain debt issues.

     As of December 31, 2003, the Company was in full compliance with all agreements governing its outstanding debt.

     Debt issue costs of $15,952,916, net of accumulated amortization of $2,068,842, related to the Senior Subordinated Notes, the Senior Secured Credit Facility and other debt agreements, are included in deferred charges and other on the consolidated balance sheet at December 31, 2003.

9. FOREIGN CURRENCY TRANSLATION

     The accumulated other comprehensive loss account in shareholder’s equity of $89,793,460 and $86,544,422 at December 31, 2002 and 2003, respectively, primarily relates to the cumulative foreign currency adjustments from translating the financial statements of Cinemark Argentina, S.A., Cinemark Brasil S.A. and Cinemark de Mexico, S.A. de C.V. into U.S. dollars.

     In 2002 and 2003, all foreign countries where the Company has operations, including Argentina, Brazil and Mexico were deemed non-highly inflationary. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account recorded as an increase in, or reduction of, shareholder’s equity.

     On December 31, 2003, the exchange rate for the Argentine peso was 2.9 pesos to the U.S. dollar (the exchange rate was 3.4 pesos to the U.S. dollar at December 31, 2002). As a result, the effect of translating the 2003 Argentine financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in shareholder’s equity of $1,950,360. At December 31, 2003, the total assets of the Company’s Argentine subsidiaries were U.S. $15,812,163.

     On December 31, 2003, the exchange rate for the Brazilian real was 2.9 reais to the U.S. dollar (the exchange rate was 3.5 reais to the U.S. dollar at December 31, 2002). As a result, the effect of translating the 2003 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in shareholder’s equity of $4,064,477. At December 31, 2003, the total assets of the Company’s Brazilian subsidiaries were U.S. $60,027,230.

     On December 31, 2003, the exchange rate for the Mexican peso was 11.2 pesos to the U.S. dollar (the exchange rate was 10.4 pesos to the U.S. dollar at December 31, 2002). As a result, the effect of translating the 2003 Mexican financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction of shareholder’s equity of $6,237,782. At December 31, 2003, the total assets of the Company’s Mexican subsidiaries were U.S. $85,537,546.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INVESTMENTS IN AND ADVANCES TO AFFILIATES

     The Company had the following investments in and advances to affiliates at December 31:

	2002	2003
Entertainment Amusement Enterprises, Inc. — investment, at equity	$1,039,371	$1,031,537
Brainerd Ltd. — investment, at equity	326,995	265,015
Cinemark Theatres Alberta, Inc. — investment, at equity	233,219	218,928
Fandango, Inc. — investment, at cost	171,000	171,000
Cinemark — Core Pacific, Ltd. (Taiwan) — investment, at cost	337,984	337,984
Other	932,371	322,640

Total	$3,040,940	$2,347,104

     In January 2004, the Company’s 50% investment in Entertainment Amusement Enterprises, Inc. was sold for $1,500,000. The Company received proceeds of $1,250,000 in cash and a three-year $250,000 note, resulting in a gain of $468,463 recognized in January 2004.

11. MINORITY INTERESTS IN SUBSIDIARIES

     Minority ownership interests in subsidiaries of the Company are as follows at December 31:

	2002	2003
Cinemark Brasil S.A. - 47.2% interest	$13,214,372	$17,995,060
Cinemark Partners II - 49.2% interest	6,764,400	7,653,855
Cinemark Equity Holdings Corp. (Central America) - 49.9% interest	2,576,878	2,989,475
Cinemark Colombia, S.A. - 49.0% interest	1,618,295	1,788,474
Cinemark del Ecuador, S.A. - 40.0% interest	1,099,261	935,171
Cinemark de Mexico, S.A. de C.V. - 5.0% interest	1,141,948	1,391,224
Greeley Ltd. – 49.0% interest	—	830,416
Others	299,775	348,508

Total	$26,714,929	$33,932,183

12. CAPITAL STOCK

     Common and Preferred Stocks — Class A common stock shareholders have exclusive voting rights. Class B common stock shareholders have no voting rights except upon any proposed amendments to the articles of incorporation. However, they may convert their Class B common stock, at their option, to Class A common stock. In the event of any liquidation, the Class A and Class B common stock shareholders will be entitled to their pro rata share of assets remaining after any preferred stock shareholders have received their preferential amounts based on their respective shares held.

     The Company has 1,000,000 shares of preferred stock, $1.00 par value, authorized with none issued or outstanding. The rights and preferences of preferred stock will be determined by the Board of Directors at the time of issuance.

     The Company’s ability to pay dividends is effectively limited by the terms of its indentures and senior secured credit facility, which also significantly restrict the ability of certain of the Company’s subsidiaries to pay dividends directly or indirectly to the Company. Furthermore, certain of the Company’s foreign subsidiaries currently have a deficit in retained earnings which prevents the Company from declaring and paying dividends from those subsidiaries.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Option Plan - Under terms of the Company’s Employee Stock Option Plan, nonqualified options to purchase up to 10,685 shares of the Company’s Class B common stock may be granted to key employees. The options vest over a period of five years from the date of grant and expire ten years from the date of grant.

     A summary of the Company’s Employee Stock Option Plan activity and related information for the years ended December 31, 2001, 2002 and 2003 is as follows:

	2001		2002		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	6,138	$1	—	$—	—	$—
Granted	258	$1	—	$—	—	$—
Forfeited	(1,485)	$1	—	$—	—	$—
Exercised	(4,911)	$1	—	$—	—	$—

Outstanding at December 31	—	$—	—	$—	—	$—

Options exercisable at December 31	—	$—	—	$—	—	$—

     The Company believes the market value of a share of Class B common stock on the date of grant for the 258 options granted in October 2001 exceeded the option price by approximately $329 per share. As a result, the Company accrued $84,882 as unearned compensation at that time. These options were immediately vested and exercised, which resulted in compensation expense of $84,882. In October 2001, all remaining unvested options under this Plan were vested, resulting in approximately $185,000 of additional compensation expense. In connection with the proposed initial public offering of the Company’s parent, Cinemark, Inc., each share and option to purchase shares of the Company’s Class B common stock was exchanged for 220 shares and options to purchase shares of the Class A common stock of Cinemark, Inc., pursuant to a share exchange agreement dated May 17, 2002 and a subsequent reverse stock split. As of December 31, 2002 and 2003, no shares were available for issuance under the Company’s Employee Stock Option Plan and there were no outstanding options to purchase shares of stock under this Plan as all outstanding options were either exercised or forfeited in 2001.

     Independent Director Stock Options - The Company has granted the unaffiliated directors of the Company options to purchase up to an aggregate of 800 shares of the Company’s Class B common stock at an exercise price of $1.00 per share (the “Director Options”). The options vest five years from the date of grant and expire ten years from the date of grant. A director’s options are forfeited if the director resigns or is removed from the Board of Directors of the Company.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A summary of the Company’s Independent Directors Stock Option activity and related information for the years ended December 31, 2001, 2002 and 2003 is as follows:

	2001		2002		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	800	$1	600	$1	—	$—
Granted	—	$—	—	$—	—	$—
Forfeited	—	$—	—	$—	—	$—
Exercised	(200)	$1	—	$—	—	$—
Exchanged for Cinemark, Inc. options	—	$—	(600)	$1	—	$—

Outstanding at December 31	600	$1	—	$—	—	$—

Options exercisable at December 31	400	$1	—	$—	—	$—

     In connection with the proposed initial public offering of the Company’s parent, Cinemark, Inc., each share and option to purchase shares of the Company’s Class B common stock was exchanged for 220 shares and options to purchase shares of the Class A common stock of Cinemark, Inc., pursuant to a share exchange agreement dated May 17, 2002 and a subsequent reverse stock split. As a result, the Company did not have any Director Options outstanding as of December 31, 2002 and 2003. However, the compensation expense resulting from the amortization of unearned compensation related to the Director Options is still being recorded in the Company’s statements of operations.

     Long Term Incentive Plan - In November 1998, the Board of Directors approved a Long Term Incentive Plan (the “Long Term Incentive Plan”) under which the Compensation Committee, in its sole discretion, may grant employees incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, performance units, performance shares or phantom stock up to an aggregate of 9,794 shares of the Company’s Class B common stock. The Compensation Committee has the discretion to set the exercise price and the term (up to ten years) of the options. All awards under the Long Term Incentive Plan vest at the rate of one-fifth of the total award per year beginning one year from the date of grant, subject to acceleration by the Compensation Committee. An employee’s award under the Long Term Incentive Plan is forfeited if the employee is terminated for cause. Upon termination of the employee’s employment with the Company, the Company has the option to repurchase the award at the fair market value of the shares of Class B common stock vested under such award, as determined in accordance with the Long Term Incentive Plan provided that no public market exists for any class of common stock of the Company. The Long Term Incentive Plan options that have been issued expire ten years from the date of grant.

     A summary of the Company’s Long Term Incentive Plan activity and related information for the years ended December 31, 2001, 2002 and 2003 is as follows:

	2001		2002		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	4,815	$1,674	5,815	$1,322	—	$—
Granted	1,525	$330	—	$—	—	$—
Forfeited	(525)	$1,674	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Exchanged for Cinemark, Inc. options	—	$—	(5,815)	$1,322	—	$—

Outstanding at December 31	5,815	$1,322	—	$—	—	$—

Options exercisable at December 31	2,591	$1,674	—	$—	—	$—

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company believed the market value of a share of Class B common stock on the date of grant for the 1,525 options granted in December 2001 did not exceed the option price of $330 per share and therefore no unearned compensation was recorded. In connection with the proposed initial public offering of the Class A common stock of the Company’s parent, Cinemark, Inc. and Staff Accounting Bulletin Topic 4.D., the Company revised the market value per share for the 1,525 options granted in December 2001 to $2,519 per share which exceeded the option price of $330 per share by $2,189 per share. As a result, the Company accrued $3,338,225 as unearned compensation and began amortizing this noncash expense in January 2002 at a rate of $667,645 per year over the five year vesting period of the options granted. In connection with the proposed initial public offering of the Company’s parent, Cinemark, Inc., each share and option to purchase shares of the Company’s Class B common stock was exchanged for 220 shares and options to purchase shares of the Class A common stock of Cinemark, Inc., pursuant to a share exchange agreement dated May 17, 2002 and a subsequent reverse stock split. As a result, the Company did not have any options outstanding under this Plan as of December 31, 2002 and 2003. However, the compensation expense resulting from the amortization of unearned compensation related to the Long Term Incentive Plan is still being recorded in the Company’s statements of operations.

     For all stock options, through May 16, 2002 (prior to the share exchange), the excess of the estimated fair market value of the stock at the dates of grant over the exercise price was accounted for as additional paid-in-capital and as unearned compensation, to be amortized to operations over the vesting period. As a result of the above grants, unearned compensation of $3,423,107 was recorded for stock options granted during 2001. No stock options were granted from January 1, 2002 to May 16, 2002 (prior to the share exchange) and thus no unearned compensation was recorded during that period. Unearned compensation of $3,810,085 related to the Company’s stock options was contributed to the Company’s parent, Cinemark, Inc. on May 17, 2002 as part of the share exchange. No unearned compensation was recorded on the Company’s books from May 17, 2002 to December 31, 2002 or during 2003 due to the share exchange. However, the compensation expense resulting from the amortization of Cinemark, Inc.’s unearned compensation is still being recorded in the Company’s statements of operations. Compensation expense recorded in the Company’s statements of operations under these stock option plans was $1,010,655, $1,103,155, and $1,079,826 in 2001, 2002 and 2003, respectively.

13. SUPPLEMENTAL CASH FLOW INFORMATION

     The following is provided as supplemental information to the consolidated statements of cash flows:

	2001	2002	2003
Cash paid for interest	$71,359,828	$54,097,745	$50,992,168
Cash paid for income taxes (net of refunds)	$3,287,018	$14,639,084	$17,330,386

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES

     Income (loss) before income taxes below includes the cumulative effect of a change in accounting principle in 2002 of $(3,389,779) and consisted of the following:

	2001	2002	2003

Income (loss) before income taxes:
U.S	$(19,205,463)	$56,687,991	$65,771,746
Foreign	1,069,566	8,049,064	4,143,543

Total	$(18,135,897)	$64,737,055	$69,915,289

Current:
Federal	$(2,958,614)	$9,427,272	$16,393,609
Foreign	4,568,671	3,990,008	5,885,184
State	59,860	856,417	1,024,323

Total current expense	1,669,917	14,273,697	23,303,116

Deferred:
Federal	(2,638,940)	13,912,188	2,898,323
Foreign	(11,298,230)	206,780	(1,053,368)
State	(1,847,376)	767,366	17,930

Total deferred expense (benefit)	(15,784,546)	14,886,334	1,862,885

Income tax expense (benefit)	$(14,114,629)	$29,160,031	$25,166,001

     A reconciliation between income tax expense (benefit) and taxes computed by applying the applicable statutory federal income tax rate to income (loss) before income taxes follows:

	2001	2002	2003

Computed normal tax expense (benefit)	$(6,347,564)	$22,657,969	$24,470,421
Goodwill	375,616	1,317,122	(20,294)
Foreign inflation adjustments	(10,581,544)	(1,090,408)	11,549
State and local income taxes, net of federal income tax benefit	(1,787,517)	1,623,784	677,464
Foreign losses not benefited and other changes in valuation allowance	2,963,052	5,224,793	1,250,017
Foreign tax rate differential	1,812,838	469,375	883,313
Other - net	(549,510)	(1,042,604)	(2,106,469)

Income tax expense (benefit)	$(14,114,629)	$29,160,031	$25,166,001

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The tax effects of significant temporary differences and tax loss and tax credit carryforwards comprising the net long-term deferred income tax (asset) liability at December 31, 2002 and 2003 consisted of the following:

	2002	2003

Deferred liabilities:
Fixed assets	$32,155,727	$31,937,196
Deferred intercompany sale	736,797	2,632,883

Total	32,892,524	34,570,079

Deferred assets:
Deferred lease expenses	8,991,749	9,768,255
Fixed assets	7,137,383	7,975,368
Sale/leasebacks gain	2,265,782	2,125,817
Deferred screen advertising	1,003,261	—
Tax loss carryforward	13,466,457	14,158,469
AMT and other credit carryforwards	413,521	2,411,179
Other expenses, not currently deductible for tax purposes	211,573	(1,884,675)

Total	33,489,726	34,554,413

Net long-term deferred income tax (asset) liability before valuation allowance	(597,202)	15,666
Valuation allowance	11,767,330	13,017,347

Net long-term deferred income tax (asset) liability	$11,170,128	$13,033,013

Net deferred tax asset – Foreign	(7,183,009)	(8,236,376)
Net deferred tax liability – U.S	18,353,137	21,269,389

Total of all deferrals	$11,170,128	$13,033,013

     In 2001, the Company recorded $2,763,338 of income tax benefit as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction of shareholder’s equity.

     In 2001, management concluded the operations of Mexico would continue to be profitable for the Company. Accordingly, the Company released the valuation allowance associated with the Mexican deferred tax assets. These revisions resulted in a 2001 benefit to income taxes of $10,339,018.

     The Company’s AMT credit carryforward may be carried forward indefinitely. The foreign net operating losses began expiring in 2002; however, some losses may be carried forward indefinitely. The federal net operating loss was utilized in 2002; however, the state losses remaining will expire in 2004 through 2020.

     Management continues to reinvest the undistributed earnings of its foreign subsidiaries. Accordingly, deferred U.S. federal and state income taxes are not provided on the undistributed earnings of these foreign subsidiaries. The cumulative amount of undistributed earnings of these foreign subsidiaries on which the Company has not recognized income taxes is approximately $34 million.

     The Company’s valuation allowance increased from $11,767,330 at December 31, 2002 to $13,017,347 at December 31, 2003. This change was primarily due to additional foreign tax losses not recognized in the current period, as it is more likely than not that such deferred tax assets will not be realized.

     The Company is routinely under audit in various jurisdictions and is currently under examination in Mexico. The Company believes that it is adequately reserved for the probable outcome of this exam.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	(GAIN) LOSS ON SALE OF ASSETS AND OTHER

     The Company recorded a (gain) loss on sale of assets and other in the amount of $12,407,696, $469,961 and $(661,384) in 2001, 2002 and 2003, respectively. The loss recorded in 2001 included a charge of $7,217,975 to write down one property to be disposed of in the U.S. to fair value and a charge of $1,471,947 to write down one property to be disposed of in Argentina to fair value.

16.	COMMITMENTS AND CONTINGENCIES

     Leases - The Company conducts a significant part of its theatre operations in leased premises under noncancelable operating leases with terms generally ranging from 15 to 25 years. In addition to the minimum annual lease payments, some of these leases provide for contingent rentals based on operating results and most require the payment of taxes, insurance and other costs applicable to the property. Generally, these leases include renewal options for various periods at stipulated rates. Some leases also provide for escalating rent payments throughout the lease term. Deferred lease expenses of $24,837,457 and $27,652,702 at December 31, 2002 and 2003, respectively, have been provided to account for lease expenses on a straight-line basis, where lease payments are not made on such basis. Rent expense for the years ended December 31, is as follows:

	2001	2002	2003

Fixed rent expense	$97,521,034	$98,665,430	$103,323,256
Contingent rent expense	17,215,491	17,637,397	17,588,742

Facility lease expense	114,736,525	116,302,827	120,911,998
Corporate office rent expense	1,400,166	1,346,540	1,401,065

Total rent expense	$116,136,691	$117,649,367	$122,313,063

     In February 1998, the Company completed a sale leaseback transaction with affiliates of Primus Capital, L.L.C. (the “Sale Leaseback”). Pursuant to the Sale Leaseback, the Company sold the land, buildings and site improvements of twelve theatre properties to third party special purpose entities formed by Primus Capital, L.L.C. for an aggregate purchase price equal to approximately $131.5 million resulting in a gain on disposal of the properties of $3,790,759. In October 1998, the Company completed a second sale leaseback transaction with affiliates of Primus Capital, L.L.C. (the “Second Sale Leaseback”). Pursuant to the Second Sale Leaseback, the Company sold the land, building and site improvements of one theatre property to a third party special purpose entity for an aggregate purchase price equal to approximately $13.9 million resulting in a gain on disposal of the property of $700,000. In December 1999, the Company completed a third sale leaseback transaction (the “Third Sale Leaseback”) pursuant to which the Company sold the land, building and site improvements of its corporate office to a third party special purpose entity for an aggregate purchase price equal to approximately $20.3 million resulting in a gain on disposal of the property of $1,470,000. The Company deferred the gains of $5,960,759 from all three sale leaseback transactions and is recognizing them evenly over the lives of the leases (ranging from 10 to 20 years). As of December 31, 2003, $1,954,059 of the deferred gain has been recognized leaving an aggregate deferred gain of $4,006,700 remaining to be amortized. Future minimum payments under these leases are due as follows: $16,175,438 in 2004, $16,175,438 in 2005, $16,175,438 in 2006, $16,290,684 in 2007, $16,290,684 in 2008 and $139,299,316 thereafter.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Future minimum payments under noncancelable capital leases (recorded in accrued other current liabilities) and operating leases (including leases under the aforementioned sale leaseback transactions) with initial or remaining terms in excess of one year at December 31, 2003, are due as follows:

	Capital	Operating
	Leases	Leases	Totals

2004	$—	$105,890,318	$105,890,318
2005	—	110,712,607	110,712,607
2006	—	110,022,237	110,022,237
2007	—	109,300,917	109,300,917
2008	—	106,506,589	106,506,589
Thereafter	—	931,382,275	931,382,275

Total	$—	$1,473,814,943	$1,473,814,943

     Employment Agreements - In June 2002, the Company entered into executive employment agreements with each of Lee Roy Mitchell, Alan W. Stock, Tim Warner, Robert Copple and Robert Carmony, pursuant to which Messrs. Mitchell, Stock, Warner, Copple and Carmony serve respectively as Chairman and Chief Executive Officer, President and Chief Operating Officer, Senior Vice President and President of Cinemark International, L.L.C., Senior Vice President and Chief Financial Officer and Senior Vice President - Operations. These agreements, other than Mr. Mitchell’s employment agreement, were amended to modify the provisions relating to transactions resulting in a change of control. The initial term of each employment agreement is three years, subject to automatic extensions for a one year period at the end of each year of the term, unless the agreement is terminated. Pursuant to the employment agreements, each of these individuals receives a base salary, which is subject to annual review for increase (but not decrease) each fiscal year by the board of directors. Base salaries for 2003 were as follows: Lee Roy Mitchell - $682,500, Alan W. Stock - $403,891, Tim Warner - $327,525, Robert Copple - $294,919 and Robert Carmony - $284,313. In addition, each of these executives is eligible to receive an annual incentive cash bonus ranging from 20% to 60% of base salary (or up to 150% in the case of Mr. Mitchell) upon the Company meeting certain financial performance goals established by the board of directors for the fiscal year. Mr. Mitchell is also entitled to additional fringe benefits including life insurance benefits of not less than $5 million, disability benefits of not less than 66% of base salary, a luxury automobile and membership at a country club.

     In the event of a change of control, each named executive, other than Mr. Mitchell, will be entitled to receive, as additional benefits, a cash payment equal to the sum of: (1)his respective accrued compensation (which includes base salary and a pro rata bonus) and benefits, (2)base salary for the balance of the term, (3)an amount equal to the most recent annual bonus received by such executive multiplied by the number of years remaining on his term, and (4)the value of his employee benefits for the balance of his term. In addition, each named executive’s equity-based or performance-based awards will become fully vested and exercisable upon the change of control in accordance with the terms of the applicable plan or agreement.

     The employment agreement with each named executive also provides for severance payments upon termination of employment, the amount and nature of which depends upon the reason for the termination of employment. For example, if such executive resigns for good reason (which, in the case of Mr. Mitchell, includes failure to be elected to serve as chairman) or is terminated by the Company without cause (as defined in the agreement), the executive will receive his respective accrued compensation (which includes base salary and a pro rata bonus) and benefits and an amount determined by multiplying his annual base salary and the most recent annual bonus by the number of years remaining on his term. Each such executive’s equity-based or performance based awards will become fully vested or exercisable upon such termination or resignation. Each named executive will also have an option to receive the one-year value, and in the case of Mr. Mitchell, the five-year value of his employee benefits. Alternatively, these executives may choose to continue to participate in the company benefit plans and programs on the same terms as other similarly situated active employees for a one year period, and in the case of Mr. Mitchell, for a five year period from the date of such resignation or termination. Mr. Mitchell will also be entitled, for a period of five years, to office space and related expenses

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

upon his resignation for good reason or termination without cause and to tax preparation assistance upon termination of his employment for any reason.

     In June 2002, the Company also entered into an executive employment agreement with Tandy Mitchell, a director and the wife of Lee Roy Mitchell, pursuant to which Mrs. Mitchell serves as Executive Vice President. Mrs. Mitchell’s employment agreement was amended to modify the provisions relating to transactions resulting in a change of control. The employment agreement with Mrs. Mitchell provides for a base salary of $250,000 per year upon substantially the same terms, including without limitation, bonus, change of control and severance provisions, as the employment agreements with the named executives listed above, other than Mr. Mitchell, except: Mrs. Mitchell is entitled to life insurance benefits of not less than $1 million during the term of her employment, a luxury automobile and tax preparation assistance for a period of five years upon termination of her employment for any reason.

     Retirement Savings Plan - The Company has a 401(k) profit sharing plan for the benefit of all employees and makes contributions as determined annually by the Board of Directors. Contribution payments of $823,133 and $1,152,212 were made in 2002 (for plan year 2001) and 2003 (for plan year 2002), respectively. A liability of $1,107,351 has been recorded at December 31, 2003 for contribution payments to be made in 2004 (for plan year 2003).

     Letters of Credit and Collateral - The Company had outstanding letters of credit of $448,888 and $68,557 in connection with property and liability insurance coverage at December 31, 2002 and 2003, respectively.

     Litigation and Litigation Settlements - In March 1999, the Department of Justice filed suit in the U.S. District Court, Northern District of Ohio, Eastern Division, against the Company alleging certain violations of the Americans with Disabilities Act of 1990 (the “ADA”) relating to the Company’s wheelchair seating arrangements and seeking remedial action. An order granting summary judgment to the Company was issued in November 2001. The Department of Justice appealed the district court’s ruling with the Sixth Circuit Court of Appeals. On November 7, 2003, the Sixth Circuit Court of Appeals reversed the summary judgment and sent the case back to the district court for further review without deciding whether wheelchair seating at the Company’s theatres comply with the ADA. The Sixth Circuit Court of Appeals also stated that if the district court found that the theatres did not comply with the ADA, any remedial action should be prospective only. If the Company loses this litigation, the Company’s financial position, results of operations and cash flows may be materially and adversely affected. The Company is unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent the Company’s potential liability with respect to such proceeding is not material in the aggregate to the Company’s financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

     To date, there have been three divergent opinions published by federal circuit courts addressing whether wheelchair seating locations in stadium-style movie theatres must comply with an alleged “viewing angle” requirement purportedly interpreted from the “lines of sight comparable” clause of Section 4.33.3 of the ADA Accessibility Guidelines.

     On April 6, 2000, the Fifth Circuit Court of Appeals issued its decision in Lara v. Cinemark, in which it rejected an interpretation by the United States Department of Justice that Section 4.33.3 imposes a “viewing angle” requirement, and held that wheelchair seating locations in the sloped-floor areas of stadium style movie theatres that provide unobstructed views of the movie screen comply with the “lines of sight comparable” language of Section 4.33.3 as a matter of law. Lara v. Cinemark USA, Inc., 207 F.3d 783, 788-89 (5th Cir. 2000). On August 13, 2003, the Ninth Circuit Court of Appeals issued its divided decision in Stewmon v. Regal, in which the majority deferred to an interpretation by the DOJ that Section 4.33.3 imposes a “viewing angle” requirement, and held that wheelchair seating locations in the sloped-floor areas of stadium-style movie theatres did not provide comparable “viewing angles” of the movie screen and thus were unlawful. Stewmon v. Regal Cinemas, Inc., 339 F.3d 1126, 1133 (9th Cir. 2003). On November 6, 2003, the Sixth Circuit Court of Appeals issued its opinion in United States v. Cinemark, in which it deferred in part to an interpretation by the DOJ that compliance with Section 4.33.3 includes a consideration of the quality of the “viewing angle” of the movie screen, but remanded the case to the district court to determine liability and remedies issues with dicta suggesting that any remedy should be given prospective application only. United States of America v. Cinemark USA, Inc., 348 F.3d 569, 579, 582-83 (6th Cir. 2003). These decisions have created three-way circuit conflicts on issues concerning interpreting federal accessibility law, deferring to the DOJ’s purported interpretations of federal accessibility law, and whether federal courts should retroactively apply such interpretations after construction of the subject facilities. Due to the circuit conflicts, the Company and Regal Cinemas have each filed petitions for writs of certiorari with the United States Supreme Court. Those petitions for certiorari are currently pending. The Company is unable to predict whether the United States Supreme Court will grant its petition for certiorari.

     In August 2001, David Wittie, Rona Schnall, Ron Cranston, Jennifer McPhail, Peggy Garaffa and ADAPT of Texas filed suit in the 201st Judicial District Court of Travis County, Texas alleging certain violations of the Human Resources Code, the Texas Architectural Barriers Act, the Texas Accessibility Standards and the Deceptive Trade Practices Act relating to accessibility of movie theatres for patrons using wheelchairs at two theatres located in the Austin, Texas market. The plaintiffs were seeking remedial action and unspecified damages. On February 20, 2003, a jury determined that the Company’s theatres located in the Austin, Texas market complied with the Human Resources Code, the Texas Architectural Barriers Act and the Texas Accessibility Standards. The judge granted summary judgment to the Company with respect to the Deceptive Trade Practices Act. The plaintiffs failed to timely appeal the verdict. Accordingly, the jury verdict is final.

     In July 2001, Sonia Rivera-Garcia and Valley Association for Independent Living filed suit in the 93rd Judicial District Court of Hidalgo County, Texas alleging certain violations of the Human Resources Code, the Texas Architectural Barriers Act, the Texas Accessibility Standards and the Deceptive Trade Practices Act relating to accessibility of movie theatres for patrons using wheelchairs at one theatre in the Mission, Texas market which claims are similar to those raised in the Wittie case in the preceding paragraph. The plaintiffs are

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

seeking remedial action and unspecified damages. The Company has filed an answer denying the allegations and is vigorously defending this suit and has, as a result of the Wittie litigation, filed motions to dismiss this case. The Company is unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent the Company’s potential liability with respect to such proceeding is not material in the aggregate to the Company’s financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

     In May 2002, Robert Todd on behalf of Robert Preston Todd, his minor child and “all individuals who are deaf or are severely hearing impaired” brought this case in the United States District Court for the Southern District of Texas, Houston Division against several movie theatre operators, including AMC Entertainment, Inc., Regal Entertainment, Inc., the Company and Century Theaters as well as eight movie production companies. The lawsuit alleges violation of Title III of the ADA and the First Amendment to the Constitution of the United States. Plaintiffs seek unspecified injunctive relief, unspecified declaratory relief, unspecified monetary damages (both actual and punitive) and unspecified attorney’s fees. The Company has denied any violation of law and has vigorously defended against all claims. On March 7, 2003, the federal district judge presiding over the case granted summary judgment to the defendants on the alleged First Amendment violations. On August 5, 2003, the federal district judge presiding over the case granted summary judgment to the defendants on the alleged ADA violations. The plaintiffs appealed the August 5, 2003 decision but have since withdrawn the appeal. Accordingly, the district court’s summary judgment in the Company’s favor is final.

     From time to time, the Company is involved in other various legal proceedings arising from the ordinary course of its business operations, such as personal injury claims, employment matters and contractual disputes, most of which are covered by insurance. The Company believes its potential liability with respect to proceedings currently pending is not material, individually or in the aggregate, to the Company’s financial position, results of operations and cash flows.

17.	FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     The Company operates in a single business segment as a motion picture exhibitor. The Company is a multinational corporation with consolidated operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Colombia and the United Kingdom as of December 31, 2003. Revenues in the U.S. and Canada, Mexico, Brazil and other foreign countries for the years ended December 31 are as follows:

	2001	2002	2003

Revenues
U.S. and Canada	$644,095,881	$727,918,466	$743,843,186
Mexico	77,266,984	84,376,090	70,246,112
Brazil	62,188,321	65,195,568	74,853,097
Other foreign countries	71,101,287	62,723,342	70,193,736
Eliminations	(994,005)	(948,257)	(1,545,406)

Total	$853,658,468	$939,265,209	$957,590,725

     Theatre properties and equipment, net of accumulated depreciation and amortization, in the U.S. and Canada, Mexico, Brazil and other foreign countries as of December 31 are as follows:

	2002	2003

Theatre properties and equipment, net
U.S. and Canada	$633,896,654	$616,729,729
Mexico	67,990,885	61,893,971
Brazil	37,892,202	44,903,308
Other foreign countries	51,950,762	52,353,050

Total	$791,730,503	$775,880,058

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	OTHER RELATED PARTY TRANSACTIONS

     In addition to transactions discussed in other notes to the consolidated financial statements, the following transactions with related companies are included in the Company’s consolidated financial statements:

	2001	2002	2003

Facility lease expense - theatre and equipment leases with shareholder affiliates	$272,341	$272,175	$267,334
Video game machine revenues - from Entertainment Amusement Enterprises, Inc. (a 50% owned subsidiary)	2,558,693	2,752,460	2,726,700
Management fee revenues for property and theatre management:
Equity investee	163,068	256,007	395,153
Other related parties	50,714	58,263	32,317

     The Company manages one theatre for Laredo Theatre, Ltd (“Laredo”). Lone Star Theatres, Inc. owns 25% of the limited partnership interests in Laredo. The Company is the sole general partner and owns the remaining limited partnership interests. Lone Star Theatres, Inc. is owned 100% by Mr. David Roberts, who is Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of theatre revenues in each year up to $50,000,000 and 3% of theatre revenues in each year in excess of $50,000,000. The Company recorded $223,886 of management fee revenues and received dividends of $675,000 from Laredo in 2003. Laredo distributed dividends of $225,000 to Lone Star Theatres in 2003 in accordance with the terms of the limited partnership agreement. All such amounts are included in the Company’s consolidated financial statements with the intercompany amounts eliminated in consolidation.

     The Company managed one theatre for Mitchell Theatres, Inc., which was 100% owned by members of Lee Roy Mitchell’s family. Under the agreement, management fees were paid by Mitchell Theatres, Inc. to the Company at a rate of 5% of theatre revenues. The Company recorded $32,144 of management fee revenues from Mitchell Theatres, Inc. in 2003. On December 31, 2003, the Company purchased all of the issued and outstanding capital stock of Mitchell Theatres, Inc. for $681,034, which included the assumption of $156,000 in outstanding debt that was immediately paid off at the time of purchase. See Note 3 to the consolidated financial statements for a description of the acquisition.

     The Company leases one theatre from Plitt Plaza joint venture. Plitt Plaza joint venture is indirectly owned by Lee Roy Mitchell. The lease expired in July 2003 but was extended with similar terms through December 2003. The Company recorded $267,334 of facility lease expense payable to Plitt Plaza joint venture during 2003. The Company signed a new month-to-month lease effective January 1, 2004, under which the annual rent will be approximately $118,000 plus certain taxes, maintenance expenses and insurance.

     The Company entered into a profit participation agreement dated May 17, 2002 with its President, Alan Stock, pursuant to which Mr. Stock receives a profit interest in two recently built theatres after the Company has recovered its capital investment in these theatres plus its borrowing costs. Under this agreement, operating losses and disposition losses for any year are allocated 100% to the Company. Operating profits and disposition profits for these theatres for any fiscal year are allocated first to the Company to the extent of total operating losses and losses from any disposition of these theatres. Thereafter, net cash from operations from

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

these theatres or from any disposition of these theatres is paid first to the Company until such payments equal the Company’s investment in these theatres, plus interest, and then 51% to the Company and 49% to Mr. Stock. In the event that Mr. Stock’s employment is terminated without cause, profits will be distributed according to this formula without first allowing the Company to recoup its investment plus interest thereon. No amounts have been paid to Mr. Stock to date pursuant to the profit participation agreement. The Company expects to begin distributing a portion of the profits of these theatres to Mr. Stock in fiscal year 2004. Upon consummation of an initial public offering, the Company will have the option to purchase Mr. Stock’s interest in the theatres for a price equal to the fair market value of the profit interest, as determined by an independent appraiser. The Company does not intend to enter into similar arrangements with its executive officers in the future.

19.	INITIAL PUBLIC OFFERING FEES AND COSTS

     In 2002, $3,080,511 of legal, accounting and other professional fees and costs associated with the proposed initial public offering of the Company’s parent, Cinemark, Inc., were incurred. The proposed initial public offering was subsequently postponed due to unfavorable market conditions. Although Cinemark, Inc.’s S-1 Registration Statement remains filed with the Securities and Exchange Commission, these legal, accounting and other professional fees and costs were written off during the fourth quarter of 2002 since the proposed initial public offering was not consummated.

20.	VALUATION AND QUALIFYING ACCOUNTS

     The Company’s valuation allowance for deferred tax assets for the years ended December 31, 2001, 2002 and 2003 is as follows:

Valuation
Allowance for
Deferred Tax
Assets

Balance at January 1, 2001	$6,249,351
Additions	5,596,219
Deductions	(24,081)

Balance at December 31, 2001	11,821,489
Additions	596,209
Deductions	(650,368)

Balance at December 31, 2002	$11,767,330
Additions	2,876,165
Deductions	(1,626,148)

Balance at December 31, 2003	$13,017,347

21.	LOSS ON EARLY RETIREMENT OF DEBT

     The Company recorded a loss on early retirement of debt of $7,540,269 during the year ended December 31, 2003, which included (i) $1,645,759 of unamortized debt issue costs associated with the retirement of the Company’s then existing Credit Facility and the Cinema Properties Facility that occurred during the first quarter of 2003; (ii) $5,612,377 of unamortized debt issue costs, unamortized bond premiums/discounts and tender offer repurchase costs associated with the tender offer to repurchase and subsequent retirement of approximately $233 million principal amount of outstanding 9 5/8% Senior Subordinated Notes that occurred during the second quarter of 2003; and (iii) $282,133 of unamortized debt issue costs, unamortized bond premiums/discounts and other fees associated with the redemption of the remaining $42 million principal amount of the Company’s 9 5/8% Senior Subordinated Notes that occurred during the third quarter of 2003. The loss on early retirement of debt is recorded as other income (expense) on the consolidated statement of operations for the year ended December 31, 2003.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	SUBSEQUENT EVENT

     On March 12, 2004, Popcorn Merger Corp., a Delaware company and newly formed subsidiary of Madison Dearborn Partners, L.L.C., entered into an agreement and plan of merger with Cinemark, Inc., or the “merger agreement,” pursuant to which Popcorn Merger Corp. will merge with and into Cinemark, Inc. with Cinemark, Inc. continuing as the surviving corporation. Simultaneously with the merger, an affiliate of Madison Dearborn Partners, L.L.C., herein referred to as the “equity sponsor,” will purchase shares of common stock of Cinemark, Inc. for approximately $518 million in cash, including expenses and subject to certain adjustments. Lee Roy Mitchell and the Mitchell Special Trust, herein referred to as the “Mitchell investors,” and certain members of our management, herein referred to as the “management investors,” are currently stockholders of Cinemark, Inc. and will, pursuant to the merger agreement, receive cash consideration in the merger. In addition, the Mitchell investors and the management investors will retain a portion of their current holdings of shares of Cinemark, Inc. after the merger. Upon the closing of the recapitalization, all of the capital stock of Cinemark, Inc. will be owned by the equity sponsor, the Mitchell investors and the management investors. Affiliates of Madison Dearborn Partners, L.L.C. will be the controlling stockholder and will be initially entitled to elect 10 of 12 members to the board of directors of Cinemark, Inc. The Company anticipates that the recapitalization will be completed on or around April 8, 2004.

23.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF SUBSIDIARY GUARANTORS

     The Company has outstanding $105 million principal amount of 8 1/2% Senior Subordinated Notes due 2008 and $360 million principal amount of 9% Senior Subordinated Notes due 2013. All of the Company’s Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by the following subsidiaries of Cinemark USA, Inc.:

     Cinemark, L.L.C., Sunnymead Cinema Corp., Cinema Properties, Inc., Greeley Holdings, Inc. (formerly known as Cinemark Paradiso, Inc.), Trans Texas Cinema, Inc., Missouri City Central 6, Inc., Cinemark Mexico (USA), Inc., Cinemark Leasing Company, Cinemark Partners I, Inc., Multiplex Properties, Inc., Multiplex Services, Inc., CNMK Investments, Inc., CNMK Delaware Investments I, L.L.C., CNMK Delaware Investments II, L.L.C., CNMK Delaware Investments Properties, L.P., CNMK Texas Properties, Ltd., Laredo Theatre, Ltd., Mitchell Theatres, Inc. and Cinemark Investments Corporation.

     The following supplemental condensed consolidating financial statements present:

1.	Condensed consolidating balance sheets as of December 31, 2003 and 2002 and condensed consolidating statements of operations and cash flows for the years ended December 31, 2003, 2002 and 2001.

2.
Cinemark USA, Inc. (the “Parent” and “Issuer”), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method of accounting and therefore, the Parent column reflects the equity income (loss) of its Guarantor Subsidiaries and Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Guarantor Subsidiaries and Non-Guarantor Subsidiaries column. Additionally, the Guarantor Subsidiaries column reflects the equity income (loss) of its Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Non-Guarantor Subsidiaries column.

3.	Elimination entries necessary to consolidate the Parent and all of its Subsidiaries.

SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 2003

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46,919,291	$9,522,740	$50,877,254	$—	$107,319,285
Inventories	1,941,400	1,158,809	1,223,478	—	4,323,687
Accounts receivable	16,099,027	18,666,355	7,337,334	(26,662,668)	15,440,048
Income tax receivable	661,332	43,600	—	(704,932)	—
Prepaid expenses and other	6,605,385	2,089,981	1,802,389	(5,021,689)	5,476,066

Total current assets	72,226,435	31,481,485	61,240,455	(32,389,289)	132,559,086
THEATRE PROPERTIES AND EQUIPMENT - net	299,179,099	297,926,605	178,774,354	—	775,880,058
OTHER ASSETS
Goodwill	7,834,692	412,327	4,024,330	(188,254)	12,083,095
Investments in and advances to affiliates	487,113,511	375,329,715	28,494,989	(888,591,111)	2,347,104
Intangible assets, deferred charges and other - net	21,958,723	1,236,729	71,838,834	(57,157,229)	37,877,057

Total other assets	516,906,926	376,978,771	104,358,153	(945,936,594)	52,307,256

TOTAL ASSETS	$888,312,460	$706,386,861	$344,372,962	$(978,325,883)	$960,746,400

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,705,629	$—	$5,039,213	$—	$6,744,842
Income tax payable	4,683,517	491,485	1,051,511	(704,932)	5,521,581
Accounts payable and accrued expenses	77,572,911	47,276,056	39,022,470	(28,211,487)	135,659,950

Total current liabilities	83,962,057	47,767,541	45,113,194	(28,916,419)	147,926,373
LONG-TERM LIABILITIES
Long-term debt, less current portion	641,412,860	43,737,910	81,904,971	(115,369,602)	651,686,139
Deferred income taxes	19,433,148	1,884,117	(8,284,252)	—	13,033,013
Other long-term liabilities and deferrals	28,480,667	73,667,100	8,642,498	(73,465,000)	37,325,265

Total long-term liabilities	689,326,675	119,289,127	82,263,217	(188,834,602)	702,044,417
COMMITMENTS AND CONTINGENCIES	—	—	—	—	—
MINORITY INTERESTS IN SUBSIDIARIES	—	1,256,482	32,675,701	—	33,932,183
SHAREHOLDER’S EQUITY
Common stock	49,546,776	25,787	96,590,704	(96,619,825)	49,543,442
Other shareholder’s equity	65,476,952	538,047,924	87,730,146	(663,955,037)	27,299,985

Total shareholder’s equity	115,023,728	538,073,711	184,320,850	(760,574,862)	76,843,427

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$888,312,460	$706,386,861	$344,372,962	$(978,325,883)	$960,746,400

SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
YEAR ENDED DECEMBER 31, 2003

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUES	$457,628,443	$334,799,649	$229,771,738	$(64,609,105)	$957,590,725
COSTS AND EXPENSES
Cost of operations	388,062,064	211,336,024	173,206,825	(65,049,770)	707,555,143
General and administrative expenses	3,929,380	26,833,119	13,478,533	440,665	44,681,697
Depreciation and amortization	21,300,586	22,023,652	22,417,610	—	65,741,848
Asset impairment loss	2,262,820	820,493	4,465,886	—	7,549,199
(Gain) loss on sale of assets and other	242,720	(932,535)	28,431	—	(661,384)

Total costs and expenses	415,797,570	260,080,753	213,597,285	(64,609,105)	824,866,503

OPERATING INCOME	41,830,873	74,718,896	16,174,453	—	132,724,222
OTHER INCOME (EXPENSE)
Interest expense	(51,688,199)	(697,859)	(7,385,262)	7,918,343	(51,852,977)
Amortization of debt issue cost	(2,144,838)	(130,329)	(35,205)	—	(2,310,372)
Interest income	917,297	7,260,033	1,776,351	(7,918,343)	2,035,338
Foreign currency exchange loss	—	—	(195,670)	—	(195,670)
Loss on early retirement of debt	(6,656,647)	(883,622)	—	—	(7,540,269)
Equity in income(loss) of affiliates	73,029,850	3,782,782	381,849	(76,729,446)	465,035
Minority interests in income of subsidiaries	—	(245,179)	(3,164,839)	—	(3,410,018)

Total other income(expense)	13,457,463	9,085,826	(8,622,776)	(76,729,446)	(62,808,933)

INCOME (LOSS) BEFORE INCOME TAXES	55,288,336	83,804,722	7,551,677	(76,729,446)	69,915,289
Income taxes	10,538,847	10,272,147	4,355,007	—	25,166,001

NET INCOME (LOSS)	$44,749,489	$73,532,575	$3,196,670	$(76,729,446)	$44,749,288

SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
YEAR ENDED DECEMBER 31, 2003

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income (loss)	$44,749,489	$73,532,575	$3,196,670	$(76,729,446)	$44,749,288
Non cash items in net income (loss):
Depreciation and amortization	20,564,121	22,153,981	24,258,498	—	66,976,600
Loss on impairment of assets	2,262,820	820,493	4,465,886	—	7,549,199
(Gain) loss on sale of assets and other	242,720	(932,535)	28,431	—	(661,384)
Loss on early retirement of debt	6,656,647	883,622	—	—	7,540,269
Deferred lease expenses	9,297,819	(7,530,391)	973,152	—	2,740,580
Deferred income tax expenses	9,057,725	(6,141,473)	(1,053,367)	—	1,862,885
Equity in (income) loss of affiliates	(73,029,850)	(3,782,782)	(381,849)	76,729,446	(465,035)
Minority interests in income of subsidiaries	—	245,179	3,164,839	—	3,410,018
Cash provided by (used for) operating working capital	6,347,956	(5,005,602)	11,648,088	(11,072,562)	1,917,880

Net cash provided by (used for) operating activities	26,149,447	74,243,067	46,300,348	(11,072,562)	135,620,300
INVESTING ACTIVITIES
Additions to theatre properties and equipment	(12,190,774)	(17,253,167)	(21,558,062)	—	(51,002,003)
Sale of theatre properties and equipment	97,688	2,065,376	921,467	—	3,084,531
Net transactions with affiliates	(38,548,947)	(41,916,658)	17,999,428	63,232,925	766,748

Net cash provided by (used for) investing activities	(50,642,033)	(57,104,449)	(2,637,167)	63,232,925	(47,150,724)
FINANCING ACTIVITIES
Issuance of senior subordinated notes	375,225,000	—	—	—	375,225,000
Retirement of senior subordinated notes	(275,000,000)	—	—	—	(275,000,000)
Increase in long-term debt	403,516,357	—	—	—	403,516,357
Decrease in long-term debt	(454,044,729)	(51,335,900)	(32,384,339)	—	(537,764,968)
Increase in debt issue cost	(15,622,495)	—	—	—	(15,622,495)
Change in inter company notes	27,850,000	20,140,000	4,170,363	(52,160,363)	—
Increase in minority investment in subsidiaries	—	—	4,573,551	—	4,573,551
Decrease in minority investment in subsidiaries	—	(255,469)	(510,846)	—	(766,315)

Net cash provided by (used for) financing activities	61,924,133	(31,451,369)	(24,151,271)	(52,160,363)	(45,838,870)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	970,064	—	970,064

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,431,547	(14,312,751)	20,481,974	—	43,600,770
CASH AND CASH EQUIVALENTS:
Beginning of period	9,487,744	23,835,491	30,395,280	—	63,718,515

End of period	$46,919,291	$9,522,740	$50,877,254	$—	$107,319,285

SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 2002

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,487,744	$23,835,491	$30,395,280	$—	$63,718,515
Inventories	1,618,111	924,709	1,146,095	—	3,688,915
Accounts receivable	20,715,100	7,577,935	8,127,358	(23,978,544)	12,441,849
Income tax receivable	(76,969)	745,133	47,767	—	715,931
Prepaid expenses and other	4,948,540	2,459,454	1,281,141	(4,595,000)	4,094,135

Total current assets	36,692,526	35,542,722	40,997,641	(28,573,544)	84,659,345
THEATRE PROPERTIES AND EQUIPMENT - net	297,727,453	317,354,222	176,648,828	—	791,730,503
OTHER ASSETS
Goodwill	5,275,538	3,034,301	2,442,005	—	10,751,844
Investments in and advances to affiliates	419,075,595	277,255,664	28,970,718	(722,261,037)	3,040,940
Intangible assets, deferred charges and other - net	9,002,357	5,347,599	74,064,083	(61,782,743)	26,631,296

Total other assets	433,353,490	285,637,564	105,476,806	(784,043,780)	40,424,080

TOTAL ASSETS	$767,773,469	$638,534,508	$323,123,275	$(812,617,324)	$916,813,928

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$55,629	$23,000,000	$7,134,820	$—	$30,190,449
Accounts payable and accrued expenses	72,131,876	43,636,926	32,228,042	(23,759,532)	124,237,312

Total current liabilities	72,187,505	66,636,926	39,362,862	(23,759,532)	154,427,761
LONG-TERM LIABILITIES
Long-term debt, less current portion	594,977,372	74,956,909	83,521,345	(91,059,238)	662,396,388
Deferred income taxes	10,375,423	8,025,590	(7,230,885)	—	11,170,128
Other long-term liabilities and deferrals	19,858,840	84,630,823	4,434,784	(74,585,000)	34,339,447

Total long-term liabilities	625,211,635	167,613,322	80,725,244	(165,644,238)	707,905,963
COMMITMENTS AND CONTINGENCIES	—	—	—	—	—
MINORITY INTERESTS IN SUBSIDIARIES	—	1,236,303	25,478,626	—	26,714,929
SHAREHOLDER’S EQUITY
Common stock	49,546,772	25,789	111,543,706	(111,572,825)	49,543,442
Other shareholder’s equity	20,827,557	403,022,168	66,012,837	(511,640,729)	(21,778,167)

Total shareholder’s equity	70,374,329	403,047,957	177,556,543	(623,213,554)	27,765,275

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$767,773,469	$638,534,508	$323,123,275	$(812,617,324)	$916,813,928

CINEMARK USA, INC. AND SUBSIDIARIES

SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
YEAR ENDED DECEMBER 31, 2002

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUES	$455,102,548	$313,016,126	$227,267,853	$(56,121,318)	$939,265,209
COSTS AND EXPENSES
Cost of operations	357,113,309	223,664,249	166,263,143	(56,121,318)	690,919,383
General and administrative expenses	34,893,792	—	13,325,917	—	48,219,709
Depreciation and amortization	22,031,158	21,517,406	23,344,279	—	66,892,843
Asset impairment loss	1,215,200	1,162,359	1,491,772	—	3,869,331
Loss on sale of assets and other	95,820	47,623	326,518	—	469,961

Total costs and expenses	415,349,279	246,391,637	204,751,629	(56,121,318)	810,371,227

OPERATING INCOME	39,753,269	66,624,489	22,516,224	—	128,893,982
OTHER INCOME (EXPENSE)
Interest expense	(53,126,163)	(4,068,448)	(8,887,026)	10,653,320	(55,428,317)
Amortization of debt issue cost	(2,252,069)	(98,333)	(14,278)	—	(2,364,680)
Interest income	2,112,477	8,925,303	1,933,712	(10,653,320)	2,318,172
Foreign currency exchange loss	—	—	(5,120,336)	—	(5,120,336)
Equity in income (loss) of affiliates	57,780,350	5,499,699	425,139	(63,278,252)	426,936
Minority interests in income of subsidiaries	—	(201,802)	(397,121)	—	(598,923)

Total other income (expense)	4,514,595	10,056,419	(12,059,910)	(63,278,252)	(60,767,148)

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE	44,267,864	76,680,908	10,456,314	(63,278,252)	68,126,834
INCOME TAXES	8,617,954	16,663,176	3,878,901	—	29,160,031

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE	35,649,910	60,017,732	6,577,413	(63,278,252)	38,966,803
Cumulative effect of a change in accounting principle, net of tax benefit of $0.	(91,394)	(3,298,385)	—	—	(3,389,779)

NET INCOME (LOSS)	$35,558,516	$56,719,347	$6,577,413	$(63,278,252)	$35,577,024

CINEMARK USA, INC. AND SUBSIDIARIES

SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
YEAR ENDED DECEMBER 31, 2002

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income (loss)	$35,558,516	$56,719,347	$6,577,413	$(63,278,252)	$35,577,024
Noncash items in net income (loss):
Depreciation and amortization	21,750,214	20,004,575	25,154,962	—	66,909,751
Loss on impairment of assets	1,215,201	1,162,359	1,491,771	—	3,869,331
Loss on sale of assets and other	95,820	47,623	326,518	—	469,961
Deferred lease expenses	1,501,167	415,586	88,316	—	2,005,069
Deferred income tax expenses	16,862,043	(2,180,226)	204,517	—	14,886,334
Equity in (income) loss of affiliates	(57,780,350)	(5,499,699)	(425,139)	63,278,252	(426,936)
Minority interests in income of subsidiaries	—	201,802	397,121	—	598,923
Cumulative effect of an accounting change	91,394	3,298,385	—	—	3,389,779
Cash provided by (used for) operating working capital	(2,356,750)	76,427,736	(54,804,462)	3,573,166	22,839,690

Net cash provided by (used for) operating activities	16,937,255	150,597,488	(20,988,983)	3,573,166	150,118,926
INVESTING ACTIVITIES
Additions to theatre properties and equipment	(8,313,197)	(6,216,568)	(23,501,878)	—	(38,031,643)
Sale of theatre properties and equipment	1,718,776	854,242	66,947	—	2,639,965
Net transactions with affiliates	65,590,296	(132,684,997)	7,515,620	60,220,889	641,808

Net cash provided by (used for) investing activities	58,995,875	(138,047,323)	(15,919,311)	60,220,889	(34,749,870)
FINANCING ACTIVITIES
Increase in long-term debt	59,519,435	—	2,228,647	—	61,748,082
Decrease in long-term debt	(134,555,629)	—	(14,094,988)	—	(148,650,617)
Change in intercompany notes	—	(1,025,000)	64,819,055	(63,794,055)	—
Increase in minority investment in subsidiaries	—	—	454,931	—	454,931
Decrease in minority investment in subsidiaries	—	(250,000)	(9,442,587)	—	(9,692,587)

Net cash provided by (used for) financing activities	(75,036,194)	(1,275,000)	43,965,058	(63,794,055)	(96,140,191)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(5,709,573)	—	(5,709,573)

INCREASE IN CASH AND CASH EQUIVALENTS	896,936	11,275,165	1,347,191	—	13,519,292
CASH AND CASH EQUIVALENTS:
Beginning of period	8,590,808	12,560,326	29,048,089	—	50,199,223

End of period	$9,487,744	$23,835,491	$30,395,280	$—	$63,718,515

CINEMARK USA, INC. AND SUBSIDIARIES

SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
YEAR ENDED DECEMBER 31, 2001

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUES	$395,973,848	$291,052,829	$224,112,933	$(57,481,142)	$853,658,468
COSTS AND EXPENSES
Cost of operations	323,620,097	210,105,834	170,460,605	(57,481,142)	646,705,394
General and administrative expenses	28,909,085	3,686	13,776,867	—	42,689,638
Depreciation and amortization	23,954,946	23,242,934	26,345,966	—	73,543,846
Asset impairment loss	12,489,914	6,520,610	1,712,750	—	20,723,274
Loss on sale of assets and other	1,342,588	3,642,937	7,422,171	—	12,407,696

Total costs and expenses	390,316,630	243,516,001	219,718,359	(57,481,142)	796,069,848

OPERATING INCOME	5,657,218	47,536,828	4,394,574	—	57,588,620
OTHER INCOME (EXPENSE)
Interest expense	(63,320,399)	(5,887,678)	(5,764,535)	6,429,820	(68,542,792)
Amortization of debt issue cost	(2,252,069)	(121,481)	(14,278)	—	(2,387,828)
Interest income	2,041,831	4,768,814	1,111,667	(6,429,820)	1,492,492
Foreign currency exchange loss	—	(19,736)	(1,957,243)	—	(1,976,979)
Equity in income (loss) of affiliates	41,111,533	4,156,616	(56,240)	(49,683,892)	(4,471,983)
Minority interests in (income) loss of subsidiaries	53,430	(169,091)	278,234	—	162,573

Total other income (expense)	(22,365,674)	2,727,444	(6,402,395)	(49,683,892)	(75,724,517)

INCOME (LOSS) BEFORE INCOME TAXES	(16,708,456)	50,264,272	(2,007,821)	(49,683,892)	(18,135,897)
INCOME TAXES (BENEFIT)	(11,897,799)	5,340,570	(7,557,400)	—	(14,114,629)

NET INCOME (LOSS)	$(4,810,657)	$44,923,702	$5,549,579	$(49,683,892)	$(4,021,268)

CINEMARK USA, INC. AND SUBSIDIARIES

SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
YEAR ENDED DECEMBER 31, 2001

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income (loss)	$(4,810,657)	$44,923,702	$5,549,579	$(49,683,892)	$(4,021,268)
Noncash items in net income (loss):
Depreciation and amortization	21,353,744	20,514,565	28,705,338	—	70,573,647
Loss on impairment of assets	12,489,914	6,520,610	1,712,750	—	20,723,274
Loss on sale of assets and other	1,342,588	3,642,937	7,422,171	—	12,407,696
Deferred lease expenses	2,156,836	92,035	108,270	—	2,357,141
Deferred income tax expenses	(10,325,590)	5,839,273	(14,061,567)	—	(18,547,884)
Equity in (income) loss of affiliates	(41,111,533)	(4,156,616)	56,240	49,683,892	4,471,983
Minority interests in income (loss) of subsidiaries	(53,430)	169,091	(278,234)	—	(162,573)
Tax expense related to common stock issued for options exercised	(1,380,621)	—	—	—	(1,380,621)
Cash provided by (used for) operating working capital	6,826,460	(20,728,200)	19,131,798	(4,534,376)	695,682

Net cash provided by (used for) operating activities	(13,512,289)	56,817,397	48,346,345	(4,534,376)	87,117,077
INVESTING ACTIVITIES
Additions to theatre properties and equipment	(3,546,492)	(5,852,745)	(30,952,443)	—	(40,351,680)
Sale of theatre properties and equipment	4,426,502	2,312,670	128,781	—	6,867,953
Net transactions with affiliates	24,174,006	(43,993,308)	14,480,837	5,022,785	(315,680)

Net cash provided by (used for) investing activities	25,054,016	(47,533,383)	(16,342,825)	5,022,785	(33,799,407)
FINANCING ACTIVITIES
Issuance of common stock	5,111	—	—	—	5,111
Increase in long-term debt	84,522,270	—	8,714,169	—	93,236,439
Decrease in long-term debt	(87,555,629)	—	(35,018,879)	—	(122,574,508)
Change in intercompany notes	—	1,444,616	(956,207)	(488,409)	—
Increase in minority investment in subsidiaries	—	—	11,429,373	—	11,429,373
Decrease in minority investment in subsidiaries	53,430	(162,315)	(3,495,780)	—	(3,604,665)

Net cash provided by (used for) financing activities	(2,974,818)	1,282,301	(19,327,324)	(488,409)	(21,508,250)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1,450,191)	—	(1,450,191)

INCREASE IN CASH AND CASH EQUIVALENTS	8,566,909	10,566,315	11,226,005	—	30,359,229
CASH AND CASH EQUIVALENTS:
Beginning of period	23,899	1,994,011	17,822,084	—	19,839,994

End of period	$8,590,808	$12,560,326	$29,048,089	$—	$50,199,223

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 2003

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$77,118,362	$30,200,923	$—	$107,319,285
Inventories	3,601,114	722,573	—	4,323,687
Accounts receivable	(14,759,783)	30,619,429	(419,598)	15,440,048
Income tax receivable	(283,488)	283,488	—	—
Prepaid expenses and other	4,656,991	819,075	—	5,476,066

Total current assets	70,333,196	62,645,488	(419,598)	132,559,086
THEATRE PROPERTIES AND EQUIPMENT — net	698,778,782	77,101,276	—	775,880,058
OTHER ASSETS
Goodwill	8,058,765	4,024,330	—	12,083,095
Investments in and advances to affiliates	170,764,616	811,652	(169,229,164)	2,347,104
Intangible assets, deferred charges and other — net	31,428,957	6,448,100	—	37,877,057

Total other assets	210,252,338	11,284,082	(169,229,164)	52,307,256

TOTAL ASSETS	$979,364,316	$151,030,846	$(169,648,762)	$960,746,400

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,890,871	$4,853,971	$—	$6,744,842
Accounts payable	32,182,922	5,190,506	—	37,373,428
Income tax payable	4,616,594	904,987	—	5,521,581
Accrued film rentals	24,636,100	2,701,717	—	27,337,817
Accrued interest	17,899,261	40,637	—	17,939,898
Accrued payroll	11,663,566	1,290,933	—	12,954,499
Accrued property taxes	15,150,061	38,221	—	15,188,282
Accrued other current liabilities	19,470,661	5,808,447	(413,082)	24,866,026

Total current liabilities	127,510,036	20,829,419	(413,082)	147,926,373
LONG-TERM LIABILITIES
Long-term debt, less current portion	643,183,871	8,502,268	—	651,686,139
Deferred income taxes	13,265,701	(232,688)	—	13,033,013
Deferred lease expenses	25,267,245	2,385,457	—	27,652,702
Deferred gain on sale leasebacks	4,006,700	—	—	4,006,700
Deferred revenues and other long-term liabilities	371,296	5,294,567	—	5,665,863

Total long-term liabilities	686,094,813	15,949,604	—	702,044,417
COMMITMENTS AND CONTINGENCIES	—	—	—	—
MINORITY INTERESTS IN SUBSIDIARIES	10,254,472	23,677,711	—	33,932,183
SHAREHOLDER’S EQUITY
Class A common stock, $.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	15	2,000	(2,000)	15
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and outstanding	49,543,427	6,000	(6,000)	49,543,427
Additional paid-in-capital	13,054,686	169,227,680	(169,227,680)	13,054,686
Retained earnings	169,898,441	(44,875,830)	—	125,022,611
Treasury stock, 57,245 Class B shares at cost	(24,232,890)	—	—	(24,232,890)
Accumulated other comprehensive loss	(52,758,684)	(33,785,738)	—	(86,544,422)

Total shareholder’s equity	155,504,995	90,574,112	(169,235,680)	76,843,427

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$979,364,316	$151,030,846	$(169,648,762)	$960,746,400

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the Senior Subordinated Notes.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
YEAR ENDED DECEMBER 31, 2003

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
REVENUES	$833,168,501	$126,712,940	$(2,290,716)	$957,590,725
COSTS AND EXPENSES
Cost of operations	610,628,241	99,217,618	(2,290,716)	707,555,143
General and administrative expenses	36,339,581	8,342,116	—	44,681,697
Depreciation and amortization	54,120,833	11,621,015	—	65,741,848
Asset impairment loss	6,823,665	725,534	—	7,549,199
Gain on sale of assets and other	(171,499)	(489,885)	—	(661,384)

Total costs and expenses	707,740,821	119,416,398	(2,290,716)	824,866,503

OPERATING INCOME	125,427,680	7,296,542	—	132,724,222
OTHER INCOME (EXPENSE)
Interest expense	(49,932,798)	(1,920,179)	—	(51,852,977)
Amortization of debt issue cost	(2,100,107)	(210,265)	—	(2,310,372)
Interest income	799,799	1,235,539	—	2,035,338
Foreign currency exchange gain (loss)	123,489	(319,159)	—	(195,670)
Loss on early retirement of debt	(6,214,902)	(1,325,367)	—	(7,540,269)
Equity in income of affiliates	83,186	381,849	—	465,035
Minority interests in income of subsidiaries	(1,760,003)	(1,650,015)	—	(3,410,018)

Total other expenses	(59,001,336)	(3,807,597)	—	(62,808,933)

INCOME BEFORE INCOME TAXES	66,426,344	3,488,945	—	69,915,289
Income taxes	22,930,955	2,235,046	—	25,166,001

NET INCOME	$43,495,389	$1,253,899	$—	$44,749,288

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the Senior Subordinated Notes.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
YEAR ENDED DECEMBER 31, 2003

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$43,495,389	$1,253,899	$—	$44,749,288
Noncash items in net income:
Depreciation	53,569,839	11,515,335	—	65,085,174
Amortization of intangible and other assets	550,995	105,679	—	656,674
Amortization of foreign advanced rents	1,055,785	749,899	—	1,805,684
Amortized compensation — stock options	1,079,826	—	—	1,079,826
Amortization of debt issue costs	2,100,107	210,265	—	2,310,372
Amortization of gain on sale leasebacks	(365,920)	—	—	(365,920)
Amortization of debt discount and premium	(972,306)	—	—	(972,306)
Amortization of deferred revenues	(2,622,904)	—	—	(2,622,904)
Loss on impairment of assets	6,823,665	725,534	—	7,549,199
Gain on sale of assets and other	(171,499)	(489,885)	—	(661,384)
Loss on early retirement of debt	6,214,902	1,325,367	—	7,540,269
Deferred lease expenses	844,912	1,895,668	—	2,740,580
Deferred income tax expenses	2,772,397	(909,512)	—	1,862,885
Equity in income of affiliates	(83,185)	(381,850)	—	(465,035)
Minority interests in income of subsidiaries	1,760,003	1,650,015	—	3,410,018
Cash provided by (used for) operating working capital	26,839,814	(24,921,934)	—	1,917,880

Net cash provided by (used for) operating activities	142,891,820	(7,271,520)	—	135,620,300
INVESTING ACTIVITIES
Additions to theatre properties and equipment	(37,863,477)	(13,138,526)	—	(51,002,003)
Sale of theatre properties and equipment	2,864,760	219,771	—	3,084,531
Transfer of theatre properties and equipment	(93,106,945)	93,106,945	—	—
Investment in affiliates	(3,314)	—	—	(3,314)
Dividends/capital returned from affiliates	153,000	617,062	—	770,062

Net cash provided by (used for) investing activities	(127,955,976)	80,805,252	—	(47,150,724)
FINANCING ACTIVITIES
Issuance of senior subordinated notes	375,225,000	—	—	375,225,000
Retirement of senior subordinated notes	(275,000,000)	—	—	(275,000,000)
Increase in long-term debt	403,516,357	—	—	403,516,357
Decrease in long-term debt	(453,907,711)	(83,857,257)	—	(537,764,968)
Increase in debt issue cost	(15,622,495)	—	—	(15,622,495)
Increase in minority investment in subsidiaries	841,650	3,731,901	—	4,573,551
Decrease in minority investment in subsidiaries	(583,773)	(182,542)	—	(766,315)

Net cash provided by (used for) financing activities	34,469,028	(80,307,898)	—	(45,838,870)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(772,019)	1,742,083	—	970,064

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,632,853	(5,032,083)	—	43,600,770
CASH AND CASH EQUIVALENTS:
Beginning of period	28,485,509	35,233,006	—	63,718,515

End of period	$77,118,362	$30,200,923	$—	$107,319,285

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the Senior Subordinated Notes.

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR

CINEMARK USA, INC.

FOR FISCAL YEAR ENDED
DECEMBER 31, 2003

EXHIBIT INDEX

Exhibit
Number	Description
2	Share Exchange Agreement dated as of May 17, 2002 by and among Cinemark, Inc., Cinemark USA, Inc. and the shareholders signature thereto incorporated by reference from Amendment 2 to Cinemark Inc.’s Registration Statement on Forms S-1 (File No. 333-88618) filed June 28, 2002.

3.1	Amended and Restated Articles of Incorporation of the Company filed with the Texas Secretary of State on June 3, 1992 (incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

3.2(a)	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 033-47040) filed April 9, 1992).

3.2(b)	Amendment to Bylaws of the Company dated March 12, 1996 (incorporated by reference to Exhibit 3.2(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 6, 1997).

4.2(a)	Indenture dated August 15, 1996 between the Company and U.S. Trust Company of Texas, N.A., governing the 9 5/8% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-11895) filed September 13, 1996).

4.2(b)	First Supplemental Indenture dated June 26, 1997 between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.4 to Cinemark, Inc.’s Registration statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

4.2(c)	Second Supplemental Indenture dated as of February 11, 2003 between the Company, the Subsidiary guarantor parties thereto and The Bank of New York Trust Company of Florida, N.A., as successor trustee to U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 (c) to Cinemark, Inc.’s Registration statement of Form S-1 (File No. 333-104940) filed on May 2, 2003).

4.2(d)	Indenture dated June 26, 1997 between the Company and U.S. Trust Company of Texas, N.A. governing the 9 5/8% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-32959) filed August 6, 1997).

4.2(e)	First Supplemental Indenture dated as of February 11, 2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A., as successor trustee to U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 (d) to the Company’s Registration Statement on Form S-4 (File No. 333-104940) filed May 2, 2003).

4.2(f)	Indenture dated January 14, 1998 between the Company and U.S. Trust Company of Texas, N.A. governing the 8 1/2% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-45417) filed February 2, 1998).

4.2(g)	First Supplemental Indenture dated as of February 11, 2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A., as successor trustee to U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 (g) to the Company’s Registration Statement on Form S-4 (File No. 333-104940) filed May 2, 2003).

Exhibit
Number	Description
4.2(h)	Indenture dated February 11, 2003 between the Company and The Bank of New York Trust Company of Florida, N.A. governing the 9% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 19, 2003).

4.2(i)	First Supplemental Indenture dated as of May 7, 2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(i) to the Company’s Registration Statement on Form S-4 (File No. 333-104940) filed May 28, 2003).

4.2(j)	Form of 8 1/2% Note (contained in the Indenture listed as Exhibit 4.2(f) above) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-45417) filed February 2, 1998).

4.2(k)	Form of 9% Note (contained in the Indenture listed as Exhibit 4.2(h) above) (incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K (File 033-47040) filed March 19, 2003).

10.1(a)	Management Agreement, dated as of July 28, 1993, between the Company and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.1(a) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed May 17, 2002).

10.1(b)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and the Company (incorporated by reference to Exhibit 10.14(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 994).

10.1(c)	Management Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and the Company (incorporated by reference to Exhibit 10.4(i) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.1(d)	Management Services Agreement, effective as of March 28, 2001, between Mitchell Theatres and Cinemark USA, Inc. (incorporated by reference from Exhibit 10.1(g) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed June 28, 2002).

10.2	Amended and Restated Agreement to Participate in Profits and Losses, dated as of June 19, 2002, between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference from Exhibit 10.2 to Cinemark, Inc.’s Registration Statement on Form S-1 (File NO. 333-88618) filed June 28, 2002.)

10.3(a)	License Agreement, dated December 10, 1993, between Laredo Joint Venture and the Company (incorporated by reference to Exhibit 10.14(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1994).

10.3(b)	License Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and the Company (incorporated by reference to Exhibit 10.10(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.4(a)	Tax Sharing Agreement, between the Company and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc. ), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

Exhibit
Number	Description
10.4(b)	Tax Sharing Agreement, dated as of July 28, 1993, between the Company and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1993).

10.5(a)	Indemnification Agreement, between the Company and Lee Roy Mitchell, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(a) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(b)	Indemnification Agreement, between the Company and Tandy Mitchell, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(c)	Indemnification Agreement, between the Company and Alan Stock, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(d) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(d)	Indemnification Agreement, between the Company and W. Bryce Anderson, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(f) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(e)	Indemnification Agreement, between the Company and Sheldon I. Stein, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(g) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(f)	Indemnification Agreement, between the Company and Heriberto Guerra, dated as of December 3, 1993 (incorporated by reference to Exhibit 10.23(f) to the Company’s Annual Report on Form 10-K (File No. 033-11895) filed September 13, 1996).

10.6(a)	Letter Agreements with directors of the Company regarding stock options (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.6(b)	Letter Agreements with directors of the Company amending stock options (incorporated by reference to Exhibit 10.15(c) to the Company’s Registration Statement on Form S-4 (File No. 033-11895) filed September 13, 1996).

10.6(c)	Letter Agreements with directors of the Company regarding stock options (incorporated by reference to Exhibit 10.10(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1999)

10.7(a)	Senior Secured Credit Agreement dated December 4, 1995 among Cinemark International, L.L.C. (f/k/a Cinemark II, Inc., Cinemark Mexico (USA) and Cinemark de Mexico (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed April 1, 1996).

10.7(b)	First Amendment to Senior Secured Credit Agreement, dated as of September 30, 1996, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(b) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

Exhibit
Number	Description
10.7(c)	Second Amendment to Senior Secured Credit Agreement, dated as of September 28, 2000, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(c) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.14(a)	Employment Agreement, dated as of June 19, 2002, between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.14(a) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed June 28, 2002).

10.14(b)	Employment Agreement, dated as of June 19, 2002, between Cinemark, Inc. and Alan Stock (incorporated by reference to Exhibit 10.14(b) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed June 28, 2002).

*10.14(c)	First Amendment to Employment Agreement, dated as of December 24, 2003, between Cinemark Inc. and Alan Stock

10.14(d)	Employment Agreement, dated as of June 19, 2002, between Cinemark, Inc. and Tim Warner (incorporated by reference to Exhibit 10.14(d) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed June 28, 2002).

*10.14(e)	First Amendment to Employment Agreement, dated as of December 24, 2003, between Cinemark Inc. and Tim Warner

10.14(f)	Employment Agreement, dated as of June 19, 2002, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.14(f) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed June 28, 2002).

*10.14(g)	First Amendment to Employment Agreement, dated as of December 24, 2003, between Cinemark Inc. and Robert Copple

10.14(h)	Employment Agreement, dated as of June 19, 2002, between Cinemark, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.14(h) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed June 28, 2002).

*10.14(i)	First Amendment to Employment Agreement, dated as of December 24, 2003, between Cinemark Inc. and Rob Carmony

10.14(j)	Employment Agreement, dated as of June 19, 2002, between Cinemark, Inc. and Tandy Mitchell (incorporated by reference to Exhibit 10.14(j) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed June 28, 2002).

*10.14(k)	First Amendment to Employment Agreement, dated as of December 24, 2003, between Cinemark Inc. and Tandy Mitchell

10.15(a)	Credit Agreement, dated February 14, 2003, among Cinemark, Inc., CNMK Holdings, Inc., the Company, the several lenders from time to time parties thereto, Lehman Brothers Inc., as Arranger, Bank of America, N.A., as Syndication Agent, Fleet National Bank, General Electric Commercial Papers Administrative Agent (incorporated by reference to Exhibit 10.16(a) to the Company’s Annual Report on Form 10-K (File No. 033-470407 filed March 19, 2003).

Exhibit
Number	Description
10.15(b)	First Amendment and Waiver, dated as of August 15, 2003 to the Credit Agreement dated as of February 14, 2003 among Cinemark, Inc., CNMK Holdings, Inc., the Company, the several lenders from time to time parties thereto, Lehman Brothers, Inc., as arranger, Bank of America, N.A., as syndication agent, Fleet National Bank, General Electric Capital Corporation and the Bank of New York as co-documentation agents, (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed November 14, 2003).

10.16	Guaranty and Collateral Agreement, dated February 14, 2003, among Cinemark, Inc., CNMK Holdings Inc., the Company and certain of it subsidiaries in favor of Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement as Form S-4 (File No. 333-104940) filed May 2, 2003).66

*12	Calculation of Earnings to Fixed Charges

*14	Code of Ethics for Senior Financial Officers

*21	Subsidiaries of the Registrant

*31.1	Certification of Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.