Form 10-Q
period 2004-03-31
CINEMARK USA INC /TX
filed 2004-05-14
CIK 885975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission File Number: 033-47040

CINEMARK USA, INC.

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-2206284 (I.R.S. Employer Identification No.)

3900 Dallas Parkway Suite 500 Plano, Texas (Address of principal executive offices)	75093 (Zip Code)

Registrant’s telephone number, including area code: (972) 665-1000

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

Yes [  ] No [X]

As of May 12, 2004, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.

CINEMARK USA, INC. AND SUBSIDIARIES

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003	3
	Condensed Consolidated Statements of Operations (unaudited) for the three month periods ended March 31, 2004 and 2003	4
	Condensed Consolidated Statements of Cash Flows (unaudited) for the three month periods ended March 31, 2004 and 2003	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 5.	Other Information	32
Item 6.	Exhibits and Reports on Form 8-K	36
SIGNATURES		39
Second Supplemental Indenture
Amended and Restated Agreement
Employment Agreement - Lee Roy Mitchell
Employment Agreement - Alan Stock
Employment Agreement - Tim Warner
Employment Agreement - Robert Copple
Employment Agreement - Rob Carmony
Employment Agreement - Tandy Mitchell
Amended and Restated Credit Agreement
Amended/Restated Guaranty and Collateral Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2004	December 31,
	(unaudited)	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$83,844,013	$107,319,285
Inventories	4,105,071	4,323,687
Accounts receivable	13,668,342	15,440,048
Prepaid expenses and other	6,255,808	5,476,066

Total current assets	107,873,234	132,559,086
THEATRE PROPERTIES AND EQUIPMENT	1,252,215,612	1,237,896,969
Less accumulated depreciation and amortization	(478,930,561)	(462,016,911)

Theatre properties and equipment - net	773,285,051	775,880,058
OTHER ASSETS
Goodwill	11,976,538	12,083,095
Intangible assets - net	7,744,278	7,865,294
Investments in and advances to affiliates	6,073,711	2,347,104
Deferred charges and other - net	32,549,513	30,011,763

Total other assets	58,344,040	52,307,256

TOTAL ASSETS	$939,502,325	$960,746,400

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$6,572,689	$6,744,842
Income tax payable	5,403,236	5,521,581
Accounts payable and accrued expenses	104,102,229	135,659,950

Total current liabilities	116,078,154	147,926,373
LONG-TERM LIABILITIES
Senior credit agreements	171,244,352	172,936,210
Senior subordinated notes	478,383,876	478,749,929
Deferred lease expenses	27,715,952	27,652,702
Deferred gain on sale leasebacks	3,915,220	4,006,700
Deferred income taxes	15,091,585	13,033,013
Deferred revenues and other long-term liabilities	5,711,300	5,665,863

Total long-term liabilities	702,062,285	702,044,417
COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTERESTS IN SUBSIDIARIES	34,433,721	33,932,183
SHAREHOLDER’S EQUITY
Class A common stock, $.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	15	15
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and outstanding	49,543,427	49,543,427
Additional paid-in-capital	13,199,707	13,054,686
Retained earnings	134,956,729	125,022,611
Treasury stock, 57,245 Class B shares at cost	(24,232,890)	(24,232,890)
Accumulated other comprehensive loss	(86,538,823)	(86,544,422)

Total shareholder’s equity	86,928,165	76,843,427

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$939,502,325	$960,746,400

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
REVENUES
Admissions	$149,687,946	$127,711,567
Concession	73,273,870	63,939,446
Other	12,150,273	10,822,134

Total revenues	235,112,089	202,473,147
COSTS AND EXPENSES
Cost of operations:
Film rentals and advertising	78,972,387	66,877,565
Concession supplies	12,113,197	9,786,686
Salaries and wages	24,316,846	22,324,839
Facility lease expense	31,088,145	28,450,585
Utilities and other	26,579,739	25,073,403

Total cost of operations	173,070,314	152,513,078
General and administrative expenses	11,799,620	9,439,981
Depreciation and amortization	16,888,907	15,995,714
Asset impairment loss	1,000,000	—
Gain on sale of assets and other	(513,134)	(616,429)

Total costs and expenses	202,245,707	177,332,344

OPERATING INCOME	32,866,382	25,140,803
OTHER INCOME (EXPENSE)
Interest expense	(11,876,318)	(13,295,608)
Amortization of debt issue cost	(589,986)	(583,620)
Interest income	491,233	658,629
Foreign currency exchange gain	169,826	16,131
Loss on early retirement of debt	—	(1,645,759)
Equity in income of affiliates	37,058	196,356
Minority interests in income of subsidiaries	(1,452,328)	(770,205)

Total other expenses	(13,220,515)	(15,424,076)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	19,645,867	9,716,727
Income taxes	7,948,524	3,948,671

INCOME FROM CONTINUING OPERATIONS	11,697,343	5,768,056
Loss from discontinued operations, net of income tax benefit of $191,250 in 2004 and $0 in 2003.	(1,763,225)	(315,130)

NET INCOME	$9,934,118	$5,452,926

EARNINGS PER SHARE:
Basic and Diluted:
Income from continuing operations	$63.52	$31.32
Loss from discontinued operations	(9.57)	(1.71)

Net income	$53.95	$29.61

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$9,934,118	$5,452,926
Noncash items in net income:
Depreciation	16,729,004	15,841,076
Depreciation - assets held for sale	58,878	141,200
Amortization of intangible and other assets	159,903	154,638
Amortization of foreign advanced rents	497,056	423,607
Amortized compensation - stock options	145,021	274,297
Amortization of debt issue costs	589,986	583,620
Amortization of gain on sale leasebacks	(91,480)	(91,480)
Amortization of debt discount and premium	(366,053)	(7,127)
Amortization of deferred revenues	(55,000)	(1,168,226)
Loss on impairment of assets	1,000,000	—
Loss on assets held for sale	1,800,000	—
Gain on sale of assets and other	(513,134)	(616,429)
Loss on early retirement of debt	—	1,645,759
Deferred lease expenses	63,250	379,502
Deferred income tax expenses	2,058,572	3,820,017
Equity in income of affiliates	(37,058)	(196,356)
Minority interests in income of subsidiaries	1,452,328	770,205
Cash provided by (used for) operating working capital:
Inventories	218,616	(517)
Accounts receivable	1,771,706	1,064,933
Prepaid expenses and other	(779,742)	(431,308)
Other assets	(3,255,280)	(2,227,076)
Advances with affiliates	(4,848,586)	312,451
Accounts payable and accrued expenses	(31,198,633)	(40,518,413)
Other long-term liabilities	100,437	(27,842)
Income tax receivable/payable	(118,345)	(1,232,133)

Net cash used for operating activities	(4,684,436)	(15,652,676)
INVESTING ACTIVITIES
Additions to theatre properties and equipment	(17,850,452)	(8,603,274)
Proceeds from sale of theatre properties and equipment	262,509	1,490,574
Proceeds from sale of equity investment	1,250,000	—
Investment in affiliates	—	(3,314)
Dividends/capital returned from affiliates	127,500	—

Net cash used for investing activities	(16,210,443)	(7,116,014)
FINANCING ACTIVITIES
Issuance of senior subordinated notes	—	150,000,000
Increase in long-term debt	691,741	226,004,596
Decrease in long-term debt	(2,266,727)	(364,361,185)
Increase in debt issue cost	(10,000)	(10,712,267)
Increase in minority investment in subsidiaries	171,129	894,354
Decrease in minority investment in subsidiaries	(1,121,919)	(280,821)

Net cash provided by (used for) financing activities	(2,535,776)	1,544,677
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(44,617)	154,072

DECREASE IN CASH AND CASH EQUIVALENTS	(23,475,272)	(21,069,941)
CASH AND CASH EQUIVALENTS:
Beginning of period	107,319,285	63,718,515

End of period	$83,844,013	$42,648,574

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	The Company and Basis of Presentation

     Cinemark USA, Inc. and its subsidiaries (the “Company”) is one of the leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation, with theatres in the United States (“U.S.”), Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Colombia and the United Kingdom. The Company also manages additional theatres in the U.S. and Taiwan at March 31, 2004.

     On May 16, 2002, Cinemark, Inc. was formed as the Delaware holding company of Cinemark USA, Inc., at which time the outstanding common stock and outstanding stock options of the Company were exchanged for common stock and stock options of Cinemark, Inc. (the “Share Exchange”).

     The condensed consolidated financial statements have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these interim financial statements reflect all adjustments necessary to state fairly the financial position and results of operations as of, and for, the periods indicated. The condensed consolidated financial statements include the accounts of Cinemark USA, Inc. and its subsidiaries. Majority-owned subsidiaries that the Company controls are consolidated while those subsidiaries of which the Company owns between 20% and 50% and does not control are accounted for as affiliates under the equity method. Those subsidiaries of which the Company owns less than 20% are accounted for as affiliates under the cost method. The results of these subsidiaries and affiliates are included in the condensed consolidated financial statements effective with their formation or from their dates of acquisition. Significant intercompany balances and transactions are eliminated in consolidation. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

     These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2003, included in the Annual Report filed March 17, 2004 on Form 10-K by the Company under the Securities Exchange Act of 1934. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results to be achieved for the full year.

2.	Recapitalization of Cinemark, Inc. and Refinancing of Certain Long-Term Debt

     Recapitalization of Cinemark, Inc. - On March 12, 2004, the Company’s parent, Cinemark, Inc., entered into an agreement and plan of merger with a Delaware corporation and newly formed subsidiary of Madison Dearborn Partners, LLC (“Madison”). The transaction was completed on April 2, 2004, at which time the newly formed subsidiary of Madison was merged with and into Cinemark, Inc., with Cinemark, Inc. continuing as the surviving corporation. Simultaneously, an affiliate of Madison purchased shares of common stock of Cinemark, Inc. for approximately $518.3 million in cash and became the controlling stockholder of Cinemark, Inc., owning approximately 83% of Cinemark, Inc.’s capital stock. Lee Roy Mitchell, the Company’s Chief Executive Officer, and the Mitchell Special Trust collectively retained approximately 16% ownership of Cinemark, Inc.’s capital stock and certain members of management own the remaining 1%. As part of the transaction, Cinemark, Inc. paid change of control fees and other management compensation expenses of approximately $15 million, which will be recorded by the Company in April 2004. Based on the terms of the transaction, including Mr. Mitchell’s ownership retention, the transaction will be accounted for as a recapitalization, which results in Cinemark, Inc. and its subsidiaries retaining their historical book values.

     On March 31, 2004, Cinemark, Inc. issued $577,173,000 principal amount at maturity of 9 ¾% senior discount notes due 2014. The gross proceeds at issuance of $360,000,115 were used to fund in part the Recapitalization. Interest on the notes accretes until March 15, 2009 up to the aggregate principal amount of $577,173,000. Cash interest will accrue and be payable semi-annually beginning on September 15, 2009. Due to the holding company status of Cinemark, Inc., payments of principal and interest under these notes will be dependent on loans, dividends and other payments from the Company to Cinemark, Inc. The Company has no obligation, contingent or otherwise, to pay the amounts due under the 9 3/4% senior discount notes or to make funds available to pay those amounts. The 9 3/4% senior discount notes are general unsecured senior obligations that are effectively subordinated to indebtedness and other liabilities of the Company.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Upon consummation of the Recapitalization on April 2, 2004, all outstanding stock options of Cinemark, Inc. immediately vested and the majority were repurchased, resulting in compensation expense of approximately $16 million, which will be recorded by the Company in April 2004.

     Refinancing of Certain Long-Term Debt - On March 16, 2004, the Company initiated a tender offer for its outstanding $105 million principal amount 8 ½% senior subordinated notes due 2008 and a consent solicitation to remove substantially all restrictive covenants in the indenture governing those notes. On March 25, 2004, a supplemental indenture removing substantially all of the covenants was executed and became effective on the date of the Recapitalization. Additionally, on the date of the Recapitalization, the Company amended its senior secured credit facility to provide for a $260 million seven year term loan and a $100 million six and one-half year revolving credit line, which was left undrawn. The net proceeds from the amended senior secured credit facility were used to repay the term loan under the Company’s existing senior secured credit facility of approximately $163.8 million and to redeem the approximately $94.2 million principal amount of the Company’s outstanding $105 million principal amount of 8 ½% senior subordinated notes that were tendered pursuant to the tender offer. The tender offer was made at 104.5% of the principal amount of the notes tendered on or prior to the consent date and at 101.5% of the principal amount of the notes tendered subsequent to the consent date but prior to the expiration date. The premium fees paid, the unamortized bond discount related to the tendered notes and other related fees will be recorded by the Company as a loss on early retirement of debt of approximately $5 million in April 2004.

     Under the amended term loan, principal payments of $650,000 are due each calendar quarter through March 31, 2010 and increase to $61,100,000 each calendar quarter from June 30, 2010 to maturity at March 31, 2011. The amended term loan bears interest, at the Company’s option, at: (A) the base rate equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, plus a margin of 1.25% per annum, or (B) a “eurodollar rate” plus a margin of 2.25% per annum. After the completion of two fiscal quarters after the closing date, the margin under the term loan applicable to base rate loans ranges from 1.00% per annum to 1.25% per annum and the margin applicable to eurodollar rate loans ranges from 2.00% per annum to 2.25% per annum, and will be adjusted based upon the Company achieving certain performance targets.

     Borrowings under the amended revolving credit line bear interest, at the Company’s option, at: (A) a base rate equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, plus a margin of 1.50% per annum, or (B) a “eurodollar rate” plus a margin of 2.50% per annum. After the completion of two fiscal quarters after the closing date, the margin under the revolving credit line applicable to base rate loans ranges from 1.00% per annum to 1.50% per annum and the margin applicable to eurodollar rate loans ranges from 2.00% per annum to 2.50% per annum, and will be adjusted based upon the Company achieving certain performance targets. The Company will also be required to pay a commitment fee calculated at the rate of 0.50% per annum on the average daily unused portion of the amended revolving credit line, payable quarterly in arrears.

     On April 6, 2004, as a result of the consummation of the Recapitalization and in accordance with the terms of the indenture governing the Company’s 9% senior subordinated notes due 2013, the Company made a change of control offer to purchase the 9% senior subordinated notes at a purchase price of 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, at the date of purchase. The Company expects that the purchase of any amounts tendered by the holders of the 9% senior subordinated notes will be financed through additional borrowings.

3.	Acquisitions and Divestitures

     During 2003, the Company accounted for its 50% investment in Interstate Theatres, L.L.C. under the equity method of accounting. On December 31, 2003, the Company purchased the remaining 50% interest in Interstate Theatres, L.L.C., which owns 80% of Interstate Theatres II, L.L.C. The Company accounted for the purchase as a step acquisition. The total purchase price of $1,500,000 was allocated to theatre properties and equipment ($404,083), working capital ($65,515) and goodwill ($1,030,402). The Company’s condensed consolidated balance sheet at December 31, 2003 reflects the assets and liabilities of Interstate Theatres, L.L.C. and its subsidiary. Results of operations for Interstate Theatres, L.L.C. and its subsidiary are included in the Company’s condensed consolidated statement of operations for the three month period ended March 31, 2004.

     On December 31, 2003, the Company purchased Mitchell Theatres, Inc., which was 100% owned by members of Lee Roy Mitchell’s family (a related party to the Company). The total purchase price of $681,034 included the assumption of $156,000 in outstanding debt, which was immediately paid off at the time of purchase. The Company’s condensed consolidated balance sheet at December 31, 2003 reflects the assets and liabilities of Mitchell Theatres, Inc., which consisted of a working capital deficit of $137,511 and theatre property and equipment of $818,545. Results of operations for Mitchell Theatres, Inc. are included in the Company’s condensed consolidated statement of operations for the three

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

month period ended March 31, 2004.

     In January 2004, the Company sold its 50% investment in Entertainment Amusement Enterprises, Inc. for $1,500,000. The Company received proceeds of $1,250,000 in cash and a three-year $250,000 note, resulting in a gain of $468,463. The note receivable is included in deferred charges and other assets on the Company’s condensed consolidated balance sheet. The gain is included in gain on sale of assets and other on the Company’s condensed consolidated statement of operations.

4.	Assets Held for Sale

     As of March 31, 2004, the Company’s two United Kingdom theatres met the criteria of assets held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” thus, the results of operations of the United Kingdom theatres have been classified as discontinued operations for all periods presented.

     Amounts reported as discontinued operations in the Company’s condensed consolidated statements of operations include the following components:

	Three months ended
	March 31,
	2004	2003
REVENUES
Admissions	$1,175,796	$969,570
Concession	490,525	433,794
Other	187,506	125,248

Total revenues	1,853,827	1,528,612
COSTS AND EXPENSES
Cost of operations:
Film rentals and advertising	462,275	371,642
Concession supplies	138,477	126,888
Salaries and wages	300,284	284,910
Facility lease expense	435,078	363,545
Utilities and other	335,851	405,724

Total cost of operations	1,671,965	1,552,709
General and administrative expenses	277,459	149,833
Depreciation and amortization	58,878	141,200
Loss on sale of assets and other	1,800,000	—

Total costs and expenses	3,808,302	1,843,742

OPERATING LOSS	(1,954,475)	(315,130)
Income tax benefit	191,250	—

Loss from discontinued operations	$(1,763,225)	$(315,130)

     Amounts related to the United Kingdom theatres included in the Company’s condensed consolidated balance sheets are as follows:

	March 31,	December 31,
	2004	2003
Current assets	$832,360	$1,262,892
Theatre properties and equipment, net	2,782,654	4,520,104
Current liabilities	(854,290)	(1,336,145)

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     On April 30, 2004, the Company sold the United Kingdom theatres for approximately $2.9 million. The divestiture resulted in a pre-tax loss of approximately $1.8 million.

5.	Earnings Per Share

     Basic earnings per share is computed by dividing income by the weighted average number of shares of common stock of all classes outstanding during the period. Diluted earnings per share is computed by dividing income by the weighted average number of shares of common stock and potentially dilutive common stock outstanding determined under the treasury stock method. The weighted average number of shares of common stock outstanding for the three month periods ended March 31, 2004 and 2003 was 184,148. As a result of the Share Exchange, the Company no longer has any options outstanding under existing stock option plans and its weighted average common and common equivalent shares outstanding for the three month periods ended March 31, 2004 and 2003 do not include options to purchase shares of Cinemark, Inc.’s common stock.

6.	Stock Option Accounting

     As a result of the Share Exchange, the Company no longer has any options outstanding under existing stock option plans. However, compensation expense resulting from amortization of unearned compensation related to outstanding stock options of Cinemark, Inc. is reflected in the Company’s condensed consolidated statements of operations.

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock option plans. Had compensation costs been determined based on the fair value at the date of grant for awards under the plans, consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, the Company’s net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

	Three months ended
	March 31,
	2004	2003
Net income as reported	$9,934,118	$5,452,926
Compensation expense included in reported net income, net of tax	88,463	167,321
Compensation expense under fair value method, net of tax	(162,402)	(339,414)

Pro-forma net income	$9,860,179	$5,280,833

Basic and diluted earnings per share:
As reported	$53.95	$29.61
Pro-forma	$53.54	$28.68

     The weighted average fair value per share of stock options granted by Cinemark, Inc. during 2003 was $12.76 (all of which had an exercise price equal to the market value at the date of grant). No stock options were granted during the three month period ended March 31, 2004. The fair value of each 2003 option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0 percent; an expected life of 6.5 years; expected volatility of approximately 39 percent; and a risk-free interest rate of 3.29 percent.

     Upon consummation of the Recapitalization on April 2, 2004, all outstanding stock options of Cinemark, Inc. immediately vested and the majority were repurchased, resulting in compensation expense of approximately $16 million, which will be recorded by the Company in April 2004.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	Goodwill and Other Intangible Assets

     No additional goodwill was recorded during the three month period ended March 31, 2004. The Company recorded foreign currency translation adjustments to goodwill for the three month period ended March 31, 2004, which resulted in a net decrease to goodwill of $106,557.

     Intangible assets consisted of the following:

	March 31,	December 31,
	2004	2003
Capitalized licensing fees	$9,000,000	$9,000,000
Other intangible assets	453,465	442,561
Less: Accumulated amortization	(1,725,350)	(1,593,430)

Amortized intangible assets	7,728,115	7,849,131
Unamortized intangible assets	16,163	16,163

Total	$7,744,278	$7,865,294

     Aggregate amortization expense of $159,903 for the three month period ended March 31, 2004 consisted of $131,920 of amortization of intangible assets and $27,983 of amortization of other assets. Estimated aggregate future amortization expense for intangible assets is as follows:

For the nine months ended December 31, 2004	$395,760
For the twelve months ended December 31, 2005	527,680
For the twelve months ended December 31, 2006	527,680
For the twelve months ended December 31, 2007	527,680
For the twelve months ended December 31, 2008	527,680
Thereafter	5,221,635

Total	$7,728,115

8.	Asset Impairment

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

     The Company considers actual theatre level cash flow, future years budgeted theatre level cash flow, theatre property and equipment values, goodwill values, the age of a recently built theatre, competitive theatres in the marketplace, the sharing of a market with other Company theatres, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors in its assessment of impairment of individual theatre assets. Assets are evaluated for impairment on an individual theatre basis or a group of theatres that share the same marketplace, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover an asset’s carrying amount, the Company then compares the carrying value of the asset with its fair value, which is determined based on estimated undiscounted cash flows. When estimated fair value is determined to be lower than the carrying value of the asset, the asset is written down to its estimated fair value. During the three month period ended March 31, 2004, the Company recorded an asset impairment charge of $1.0 million to write-down one theatre in the United States to its estimated fair value.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	Foreign Currency Translation

     The accumulated other comprehensive loss account in shareholder’s equity of $86,538,823 and $86,544,422 at March 31, 2004 and December 31, 2003, respectively, primarily relates to the cumulative foreign currency adjustments from translating the financial statements of Cinemark Argentina, S.A., Cinemark Brasil S.A. and Cinemark de Mexico, S.A. de C.V. into U.S. dollars.

     In 2003 and 2004, all foreign countries where the Company has operations, including Argentina, Brazil and Mexico were deemed non-highly inflationary. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account recorded as an increase in, or reduction of, shareholder’s equity.

     On March 31, 2004, the exchange rate for the Argentine peso was 2.86 pesos to the U.S. dollar (the exchange rate was 2.94 pesos to the U.S. dollar at December 31, 2003). As a result, the effect of translating the March 31, 2004 Argentine financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in shareholder’s equity of $391,306. At March 31, 2004, the total assets of the Company’s Argentine subsidiaries were U.S. $16,429,320.

     On March 31, 2004, the exchange rate for the Brazilian real was 2.91 reais to the U.S. dollar (the exchange rate was 2.89 reais to the U.S. dollar at December 31, 2003). As a result, the effect of translating the March 31, 2004 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction of shareholder’s equity of $143,375. At March 31, 2004, the total assets of the Company’s Brazilian subsidiaries were U.S. $61,760,243.

     On March 31, 2004, the exchange rate for the Mexican peso was 11.21 pesos to the U.S. dollar (the exchange rate was 11.20 pesos to the U.S. dollar at December 31, 2003). As a result, the effect of translating the March 31, 2004 Mexican financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction of shareholder’s equity of $102,672. At March 31, 2004, the total assets of the Company’s Mexican subsidiaries were U.S. $85,456,418.

10.	Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company’s comprehensive income was as follows:

	Three Months Ended
	March 31,
	2004	2003
Net income	$9,934,118	$5,452,926
Foreign currency translation adjustment	5,599	845,679

Comprehensive income	$9,939,717	$6,298,605

11.	Supplemental Cash Flow Information

     The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Three Months Ended
	March 31,
	2004	2003
Cash paid for interest	$23,307,417	$21,162,524
Cash paid for income taxes (net of refunds)	$5,069,595	$1,396,057

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	Financial Information About Geographic Areas

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

	Three Months Ended
	March 31,
Revenues	2004	2003
U.S. and Canada	$177,049,934	$157,593,144
Brazil	21,774,510	15,074,834
Mexico	17,800,772	15,672,170
Other foreign countries (1)	18,889,403	14,623,582
Eliminations	(402,530)	(490,583)

Total	$235,112,089	$202,473,147

	March 31,	December 31,
Theatre Properties and Equipment, net	2004	2003
U.S. and Canada	$619,289,873	$616,729,729
Mexico	60,108,908	61,893,971
Brazil	44,984,139	44,903,308
Other foreign countries (2)	48,902,131	52,353,050

Total	$773,285,051	$775,880,058

(1)	Revenues for both periods do not include results of the United Kingdom theatres, as these theatres were classified as held for sale as of March 31, 2004.

(2)	Amounts include $2,782,654 and $4,520,104 for the United Kingdom theatres at March 31, 2004 and December 31, 2003, respectively.

13.	New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.” FIN 46 addresses consolidation by business enterprises of variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company adopted FIN 46 on January 1, 2004. The adoption of FIN 46 did not have a material impact on its condensed consolidated financial statements.

14.	Related Party Transactions

     The Company has paid certain fees and expenses on behalf of its parent, Cinemark, Inc., that are included in investments in and advances to affiliates on the Company’s condensed consolidated balance sheets. At March 31, 2004, the total amount of advances to Cinemark, Inc. was $4,397,994. A majority of this amount, $4,290,000, represented a transfer to an escrow account on March 31, 2004 in connection with the $577,173,000 principal amount at maturity of 9 3/4% senior discount notes due 2014 that were issued by Cinemark, Inc. on that date. The funds transferred to the escrow account were returned to the Company on April 2, 2004 upon consummation of the Recapitalization.

     The Company manages one theatre for Laredo Theatre, Ltd (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

$50,000,000 and 3% of annual theatre revenues in excess of $50,000,000. The Company recorded $39,991 of management fee revenues and received $150,000 of distributions from Laredo during the three month period ended March 31, 2004. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

     The Company leases one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”). Plitt Plaza is indirectly owned by Lee Roy Mitchell. Annual rent is approximately $118,000 plus certain taxes, maintenance expenses and insurance. The Company recorded $30,024 of facility lease expense payable to Plitt Plaza joint venture during the three month period ended March 31, 2004.

     The Company entered into an amended and restated profit participation agreement on March 12, 2004 with its President, Alan Stock, which became effective upon consummation of the Recapitalization and amends a profit participation agreement with Mr. Stock in effect since May 2002. Under the agreement, Mr. Stock receives a profit interest in two theatres once the Company has recovered its capital investment in these theatres plus its borrowing costs. Under this agreement, operating losses and disposition losses for any year are allocated 100% to the Company. Operating profits and disposition profits for these theatres for any fiscal year are allocated first to the Company to the extent of total operating losses and losses from any disposition of these theatres. Thereafter, net cash from operations from these theatres or from any disposition of these theatres is paid first to the Company until such payments equal the Company’s investment in these theatres, plus interest, and then 51% to the Company and 49% to Mr. Stock. No amounts have been paid to Mr. Stock to date pursuant to the profit participation agreement. During the three month period ended March 31, 2004, the Company recorded approximately $50,000 in profit sharing expense payable to Mr. Stock, which is included in general and administrative expense and other current liabilities on the Company’s condensed consolidated financial statements. In the event that Mr. Stock’s employment is terminated without cause, profits will be distributed according to this formula without first allowing the Company to recoup its investment plus interest thereon. Upon consummation of an initial public offering of Cinemark, Inc.’s common stock, the Company will have the option to purchase Mr. Stock’s interest in the theatres for a price equal to the greater of (i) stated price reduced by any payments received during the term and (ii) 49% of adjusted theatre level cash flow multiplied by seven. The Company does not intend to enter into similar arrangements with its executive officers in the future.

15.	Litigation

     DOJ Litigation - In March 1999, the Department of Justice (“DOJ”) filed suit in the U.S. District Court, Northern District of Ohio, Eastern Division, against the Company alleging certain violations of the Americans with Disabilities Act of 1990 (the “ADA”) relating to the Company’s wheelchair seating arrangements and seeking remedial action. An order granting summary judgment to the Company was issued in November 2001. The Department of Justice appealed the district court’s ruling with the Sixth Circuit Court of Appeals. On November 7, 2003, the Sixth Circuit Court of Appeals reversed the summary judgment and sent the case back to the district court for further review without deciding whether wheelchair seating at the Company’s theatres comply with the ADA. The Sixth Circuit Court of Appeals also stated that if the district court found that the theatres did not comply with the ADA, any remedial action should be prospective only. If the Company loses this litigation, the Company’s financial position, results of operations and cash flows may be materially and adversely affected. The Company is unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent the Company’s potential liability with respect to such proceeding is not material in the aggregate to the Company’s financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

     Mission, Texas Litigation - In July 2001, Sonia Rivera-Garcia and Valley Association for Independent Living filed suit in the 93rd Judicial District Court of Hidalgo County, Texas alleging certain violations of the Human Resources Code, the Texas Architectural Barriers Act, the Texas Accessibility Standards and the Deceptive Trade Practices Act relating to accessibility of movie theatres for patrons using wheelchairs at one theatre in the Mission, Texas market. The plaintiffs are seeking remedial action and unspecified damages. The Company has filed an answer denying the allegations and is vigorously defending this suit. The Company is unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent the Company’s potential liability with respect to such proceeding is not material in the aggregate to the Company’s financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

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

16.	Condensed Consolidating Financial Statements of Subsidiary Guarantors

     As of March 31, 2004, the Company had outstanding $105 million principal amount of 8 1/2% senior subordinated notes due 2008 and $360 million principal amount of 9% senior subordinated notes due 2013. These senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by the following subsidiaries of Cinemark USA, Inc.:

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

     The following supplemental condensed consolidating financial statements present:

1.
Condensed consolidating balance sheets as of March 31, 2004 and December 31, 2003 and condensed consolidating statements of operations and cash flows for each of the three month periods ended March 31, 2004 and 2003.

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

3.	Elimination entries necessary to consolidate the Parent and all of its Subsidiaries.

SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
MARCH 31, 2004

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,047,006	$1,925,289	$53,871,718	$—	$83,844,013
Inventories	1,828,400	1,110,839	1,165,832	—	4,105,071
Accounts receivable	46,051,828	(5,785,120)	4,964,652	(31,563,018)	13,668,342
Income tax receivable	731,332	44,635	394,194	(1,170,161)	—
Prepaid expenses and other	2,543,606	440,124	3,272,078	—	6,255,808

Total current assets	79,202,172	(2,264,233)	63,668,474	(32,733,179)	107,873,234
THEATRE PROPERTIES AND EQUIPMENT - net	301,829,579	296,605,628	174,849,844	—	773,285,051
OTHER ASSETS
Goodwill	7,834,692	412,327	3,910,042	(180,523)	11,976,538
Investments in and advances to affiliates	469,565,880	385,517,608	1,186,207	(850,195,984)	6,073,711
Intangible assets, deferred charges and other - net	21,584,303	1,436,137	74,377,045	(57,103,694)	40,293,791

Total other assets	498,984,875	387,366,072	79,473,294	(907,480,201)	58,344,040

TOTAL ASSETS	$880,016,626	$681,707,467	$317,991,612	$(940,213,380)	$939,502,325

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,705,629	$—	$4,867,060	$—	6,572,689
Income tax payable	5,252,518	491,485	829,394	(1,170,161)	5,403,236
Accounts payable and accrued expenses	59,710,686	31,522,402	39,929,539	(27,060,398)	104,102,229

Total current liabilities	66,668,833	32,013,887	45,625,993	(28,230,559)	116,078,154
LONG-TERM LIABILITIES
Long-term debt, less current portion	649,638,128	43,737,910	79,427,381	(123,175,191)	649,628,228
Deferred income taxes	18,454,701	4,734,076	(8,097,192)	—	15,091,585
Other long-term liabilities and deferrals	29,157,053	70,189,039	7,986,380	(69,990,000)	37,342,472

Total long-term liabilities	697,249,882	118,661,025	79,316,569	(193,165,191)	702,062,285
COMMITMENTS AND CONTINGENCIES	—	—	—	—	—
MINORITY INTERESTS IN SUBSIDIARIES	—	1,244,467	33,189,254	—	34,433,721
SHAREHOLDER’S EQUITY
Common stock	49,543,442	19,120	96,584,705	(96,603,825)	49,543,442
Other shareholder’s equity	66,554,469	529,768,968	63,275,091	(622,213,805)	37,384,723

Total shareholder’s equity	116,097,911	529,788,088	159,859,796	(718,817,630)	86,928,165

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$880,016,626	$681,707,467	$317,991,612	$(940,213,380)	$939,502,325

SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
THREE MONTHS ENDED MARCH 31, 2004

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUES	$107,909,194	$79,630,215	$63,929,014	$(16,356,334)	$235,112,089
COSTS AND EXPENSES
Cost of operations	93,638,064	49,753,149	46,149,377	(16,470,276)	173,070,314
General and administrative expenses	767,861	7,225,897	3,691,920	113,942	11,799,620
Depreciation and amortization	5,281,754	5,615,242	5,991,911	—	16,888,907
Asset impairment loss	—	1,000,000	—	—	1,000,000
Gain on sale of assets and other	(468,463)	—	(44,671)	—	(513,134)

Total costs and expenses	99,219,216	63,594,288	55,788,537	(16,356,334)	202,245,707

OPERATING INCOME	8,689,978	16,035,927	8,140,477	—	32,866,382
OTHER INCOME (EXPENSE)
Interest expense	(11,646,180)	(872,446)	(1,784,390)	2,426,698	(11,876,318)
Amortization of debt issue cost	(566,107)	—	(23,879)	—	(589,986)
Interest income	1,095,952	1,409,422	412,557	(2,426,698)	491,233
Foreign currency exchange gain	—	—	169,826	—	169,826
Equity in income (loss) of affiliates	16,341,077	2,175,905	25,793	(18,505,717)	37,058
Minority interests in income of subsidiaries	—	(37,985)	(1,414,343)	—	(1,452,328)

Total other income (expense)	5,224,742	2,674,896	(2,614,436)	(18,505,717)	(13,220,515)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	13,914,720	18,710,823	5,526,041	(18,505,717)	19,645,867
Income taxes	3,980,602	2,867,220	1,100,702	—	7,948,524

INCOME (LOSS) FROM CONTINUING OPERATIONS	9,934,118	15,843,603	4,425,339	(18,505,717)	11,697,343
Loss from discontinued operations, net of income tax benefit of $191,250	—	—	(1,763,225)	—	(1,763,225)

NET INCOME (LOSS)	$9,934,118	$15,843,603	$2,662,114	$(18,505,717)	$9,934,118

SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
THREE MONTHS ENDED MARCH 31, 2004

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income (loss)	$9,934,118	$15,843,603	$2,662,114	$(18,505,717)	$9,934,118
Noncash items in net income (loss):
Depreciation and amortization	5,480,349	5,615,242	6,571,724	—	17,667,315
Loss on impairment of assets	—	1,000,000	—	—	1,000,000
Loss on assets held for sale	—	—	1,800,000	—	1,800,000
Gain on sale of assets and other	(468,463)	—	(44,671)	—	(513,134)
Deferred lease expenses	322,866	(3,061)	(256,555)	—	63,250
Deferred income tax expenses	(978,447)	2,849,959	187,060	—	2,058,572
Equity in (income) loss of affiliates	(16,341,077)	(2,325,905)	(25,793)	18,655,717	(37,058)
Minority interests in income of subsidiaries	—	37,985	1,414,343	—	1,452,328
Cash provided by (used for) operating working capital	(43,117,934)	6,870,205	(2,222,544)	360,446	(38,109,827)

Net cash provided by (used for) operating activities	(45,168,588)	29,888,028	10,085,678	510,446	(4,684,436)
INVESTING ACTIVITIES
Additions to theatre properties and equipment	(7,832,233)	(5,294,264)	(4,723,955)	—	(17,850,452)
Proceeds from sale of theatre properties and equipment	—	—	262,509	—	262,509
Proceeds from sale of equity investment	1,250,000	—	—	—	1,250,000
Net transactions with affiliates	33,301,036	(31,521,943)	53,263	(1,704,856)	127,500

Net cash provided by (used for) investing activities	26,718,803	(36,816,207)	(4,408,183)	(1,704,856)	(16,210,443)
FINANCING ACTIVITIES
Increase in long-term debt	—	3,821	687,920	—	691,741
Decrease in long-term debt	(412,500)	(623,093)	(1,231,134)	—	(2,266,727)
Increase in debt issue cost	(10,000)	—	—	—	(10,000)
Change in intercompany notes	—	—	(1,194,410)	1,194,410	—
Increase in minority investment in subsidiaries	—	—	171,129	—	171,129
Decrease in minority investment in subsidiaries	—	(50,000)	(1,071,919)	—	(1,121,919)

Net cash provided by (used for) financing activities	(422,500)	(669,272)	(2,638,414)	1,194,410	(2,535,776)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(44,617)	—	(44,617)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,872,285)	(7,597,451)	2,994,464	—	(23,475,272)
CASH AND CASH EQUIVALENTS:
Beginning of period	46,919,291	9,522,740	50,877,254	—	107,319,285

End of period	$28,047,006	$1,925,289	$53,871,718	$—	$83,844,013

SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 2003

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46,919,291	$9,522,740	$50,877,254	$—	$107,319,285
Inventories	1,941,400	1,158,809	1,223,478	—	4,323,687
Accounts receivable	16,099,027	18,666,355	7,337,334	(26,662,668)	15,440,048
Income tax receivable	661,332	43,600	—	(704,932)	—
Prepaid expenses and other	6,605,385	2,089,981	1,802,389	(5,021,689)	5,476,066

Total current assets	72,226,435	31,481,485	61,240,455	(32,389,289)	132,559,086
THEATRE PROPERTIES AND EQUIPMENT - net	299,179,099	297,926,605	178,774,354	—	775,880,058
OTHER ASSETS
Goodwill	7,834,692	412,327	4,024,330	(188,254)	12,083,095
Investments in and advances to affiliates	487,113,511	375,329,715	28,494,989	(888,591,111)	2,347,104
Intangible assets, deferred charges and other - net	21,958,723	1,236,729	71,838,834	(57,157,229)	37,877,057

Total other assets	516,906,926	376,978,771	104,358,153	(945,936,594)	52,307,256

TOTAL ASSETS	$888,312,460	$706,386,861	$344,372,962	$(978,325,883)	$960,746,400

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,705,629	$—	$5,039,213	$—	$6,744,842
Income tax payable	4,683,517	491,485	1,051,511	(704,932)	5,521,581
Accounts payable and accrued expenses	77,572,911	47,276,056	39,022,470	(28,211,487)	135,659,950

Total current liabilities	83,962,057	47,767,541	45,113,194	(28,916,419)	147,926,373
LONG-TERM LIABILITIES
Long-term debt, less current portion	641,412,860	43,737,910	81,904,971	(115,369,602)	651,686,139
Deferred income taxes	19,433,148	1,884,117	(8,284,252)	—	13,033,013
Other long-term liabilities and deferrals	28,480,667	73,667,100	8,642,498	(73,465,000)	37,325,265

Total long-term liabilities	689,326,675	119,289,127	82,263,217	(188,834,602)	702,044,417
COMMITMENTS AND CONTINGENCIES	—	—	—	—	—
MINORITY INTERESTS IN SUBSIDIARIES	—	1,256,482	32,675,701	—	33,932,183
SHAREHOLDER’S EQUITY
Common stock	49,546,776	25,787	96,590,704	(96,619,825)	49,543,442
Other shareholder’s equity	65,476,952	538,047,924	87,730,146	(663,955,037)	27,299,985

Total shareholder’s equity	115,023,728	538,073,711	184,320,850	(760,574,862)	76,843,427

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$888,312,460	$706,386,861	$344,372,962	$(978,325,883)	$960,746,400

SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
THREE MONTHS ENDED MARCH 31, 2003

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUES	$97,727,633	$70,797,068	$48,746,121	$(14,797,675)	$202,473,147
COSTS AND EXPENSES
Cost of operations	87,109,837	44,162,240	36,158,289	(14,917,288)	152,513,078
General and administrative expenses	862,824	5,581,358	2,876,186	119,613	9,439,981
Depreciation and amortization	5,345,673	5,443,162	5,206,879	—	15,995,714
(Gain) loss on sale of assets and other	49,562	(666,782)	791	—	(616,429)

Total costs and expenses	93,367,896	54,519,978	44,242,145	(14,797,675)	177,332,344

OPERATING INCOME	4,359,737	16,277,090	4,503,976	—	25,140,803
OTHER INCOME (EXPENSE)
Interest expense	(12,454,151)	(1,648,630)	(1,921,381)	2,728,554	(13,295,608)
Amortization of debt issue cost	(430,657)	(130,329)	(22,634)	—	(583,620)
Interest income	1,270,261	1,528,837	588,085	(2,728,554)	658,629
Foreign currency exchange gain	—	—	16,131	—	16,131
Loss on early retirement of debt	(762,137)	(883,622)	—	—	(1,645,759)
Equity in income (loss) of affiliates	14,352,675	1,498,941	128,334	(15,783,594)	196,356
Minority interests in income of subsidiaries	—	(15,004)	(755,201)	—	(770,205)

Total other income (expense)	1,975,991	350,193	(1,966,666)	(15,783,594)	(15,424,076)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,335,728	16,627,283	2,537,310	(15,783,594)	9,716,727
Income taxes	864,600	2,562,379	521,692	—	3,948,671

INCOME (LOSS) FROM CONTINUING OPERATIONS	5,471,128	14,064,904	2,015,618	(15,783,594)	5,768,056
Loss from discontinued operations, net of income tax benefit of $0	—	—	(315,130)	—	(315,130)

NET INCOME (LOSS)	$5,471,128	$14,064,904	$1,700,488	$(15,783,594)	$5,452,926

SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
THREE MONTHS ENDED MARCH 31, 2003

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income (loss)	$5,471,128	$14,064,904	$1,700,488	$(15,783,594)	$5,452,926
Noncash items in net income (loss):
Depreciation and amortization	4,783,794	5,573,491	5,794,320	—	16,151,605
(Gain) loss on sale of assets and other	49,562	(666,782)	791	—	(616,429)
Loss on early retirement of debt	1,645,759	—	—	—	1,645,759
Deferred lease expenses	7,958,915	(7,539,575)	(39,838)	—	379,502
Deferred income tax expenses	5,733,619	(2,505,646)	592,044	—	3,820,017
Equity in (income) loss of affiliates	(14,352,675)	(1,498,941)	(128,334)	15,783,594	(196,356)
Minority interests in income of subsidiaries	—	15,004	755,201	—	770,205
Cash provided by (used for) operating working capital	(49,580,775)	14,775,869	(3,137,738)	(5,117,261)	(43,059,905)

Net cash provided by (used for) operating activities	(38,290,673)	22,218,324	5,536,934	(5,117,261)	(15,652,676)
INVESTING ACTIVITIES
Additions to theatre properties and equipment	(1,919,479)	(1,674,120)	(5,009,675)	—	(8,603,274)
Proceeds from sale of theatre properties and equipment	—	1,484,619	5,955	—	1,490,574
Net transactions with affiliates	(40,408,341)	8,762,445	6,235,944	25,406,638	(3,314)

Net cash provided by (used for) investing activities	(42,327,820)	8,572,944	1,232,224	25,406,638	(7,116,014)
FINANCING ACTIVITIES
Issuance of senior subordinated notes	150,000,000	—	—	—	150,000,000
Increase in long-term debt	226,004,596	—	—	—	226,004,596
Decrease in long-term debt	(285,664,100)	(74,335,900)	(4,361,185)	—	(364,361,185)
Increase in debt issue cost	(10,712,267)	—	—	—	(10,712,267)
Change in intercompany notes	—	21,640,000	(1,350,623)	(20,289,377)	—
Increase in minority investment in subsidiaries	—	—	894,354	—	894,354
Decrease in minority investment in subsidiaries	—	—	(280,821)	—	(280,821)

Net cash provided by (used for) financing activities	79,628,229	(52,695,900)	(5,098,275)	(20,289,377)	1,544,677
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	154,072	—	154,072

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(990,264)	(21,904,632)	1,824,955	—	(21,069,941)
CASH AND CASH EQUIVALENTS:
Beginning of period	9,487,744	23,835,491	30,395,280	—	63,718,515

End of period	$8,497,480	$1,930,859	$32,220,235	$—	$42,648,574

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

     We are one of the leaders in the motion picture exhibition industry, in terms of revenues and number of screens in operation, with theatres in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Colombia and the United Kingdom. We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other ancillary revenue streams, such as vendor marketing programs, pay phones, ATM machines and electronic video games located in some of our theatres. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Film releases during the first quarter of 2004 included the blockbuster The Passion of the Christ, which has exceeded the $300 million level in U.S. box office receipts. Films scheduled for release during the remainder of 2004 include highly anticipated sequels such as Shrek 2, Harry Potter and the Prisoner of Azkaban and Spider-Man 2 as well as other anticipated blockbusters such as Van Helsing and The Day After Tomorrow.

     Film rental costs are variable in nature and fluctuate with our admissions revenues. Film rental costs as a percentage of revenues are generally higher for periods in which successful films are released. Film rental costs can also vary based on the length of a film’s run. Generally, a film that runs for a longer period results in lower film rental costs as a percentage of revenues. Film rental rates are negotiated on a film-by-film and theatre-by-theatre basis. Advertising costs borne by us, which are expensed as incurred, are primarily fixed at the theatre level as daily movie directories placed in newspapers represent the largest component of advertising costs. The monthly cost of these ads is based on, among other things, the size of the directory and the frequency and size of the newspaper’s circulation. The internet is quickly becoming the primary way to check movie times, replacing the traditional newspaper advertisements. Over time, the internet may allow us to reduce our advertising costs associated with newspaper directory advertisements.

     Concession supplies expense is variable in nature and fluctuates with our concession revenues. We purchase concession supplies to replace units sold. We negotiate prices for concession supplies directly with concession vendors and manufacturers to obtain bulk rates.

     Although salaries and wages include a fixed cost component (i.e. the minimum staffing costs to operate a theatre facility during non-peak periods), salaries and wages move in relation to revenues as theatre staffing is adjusted to handle changes in attendance.

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

Asset Impairment Loss

     We review long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We assess many factors including the following to determine whether to impair individual theatre assets:

•	actual theatre level cash flow;

•	future years budgeted theatre level cash flow;

•	theatre property and equipment values;

•	goodwill values;

•	the age of a recently built theatre;

•	competitive theatres in the marketplace;

•	the sharing of a market with our other theatres;

•	changes in foreign currency exchange rates;

•	the impact of recent ticket price changes;

•	available lease renewal options; and

•	other factors considered relevant in our assessment of impairment of individual theatre assets.

     Assets are evaluated for impairment on an individual theatre basis or a group of theatres that share the same marketplace, which we believe is the lowest applicable level for which there are identifiable cash flows. The evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover an asset’s carrying amount, we then compare the carrying value of the asset with its fair value, which is determined based on estimated undiscounted cash flows. When estimated fair value is determined to be lower than the carrying value of the asset, the asset is written down to its estimated fair value.

Income Taxes

     We use an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the bases of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized. Income taxes are provided on unremitted earnings from foreign subsidiaries unless such earnings are expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments and the related tax accruals are in the condensed consolidated balance sheets. To the extent tax accruals differ from actual payments or assessments, the accruals will be adjusted.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our condensed consolidated statements of operations:

	% of Revenues
	Three months ended
	March 31,
	2004	2003
Revenues
Admissions	63.7%	63.1%
Concession	31.2	31.6
Other	5.1	5.3

Total revenues	100.0	100.0

Cost of operations	73.6	75.3
General and administrative expenses	5.0	4.7
Depreciation and amortization	7.2	7.9
Asset impairment loss	0.4	—
Gain on sale of assets and other	(0.2)	(0.3)

Total costs and expenses	86.0	87.6

Operating income	14.0%	12.4%

Three month periods ended March 31, 2004 and 2003

Revenues

     Revenues for the three month period ended March 31, 2004 (the “first quarter of 2004”) increased to $235.1 million from $202.5 million for the three month period ended March 31, 2003 (the “first quarter of 2003”), representing a 16.1% increase. Attendance increased 10.9% from 38.0 million patrons for the first quarter of 2003 to 42.1 million patrons for the first quarter of 2004. The increase in attendance and revenues for the first quarter of 2004 is primarily due to quality film product, including the first quarter release of the blockbuster The Passion of the Christ, which has exceeded the $300 million level in U.S. box office receipts. Our average ticket price was $3.55 for the first quarter of 2004 compared to $3.36 for the first quarter of 2003, an increase of 5.7%. Concession revenues per patron was $1.74 for the first quarter of 2004 compared to $1.68 for the first quarter of 2003, an increase of 3.4%. Revenues per screen increased 12.1% to $75,417 for the first quarter of 2004 from $67,295 for the first quarter of 2003.

Cost of Operations

     Cost of operations, as a percentage of revenues, decreased to 73.6% for the first quarter of 2004 from 75.3% for the first quarter of 2003. The decrease, as a percentage of revenues, was primarily due to the 16.1% increase in revenues and our ability to effectively control our theatre operating costs, many of which are primarily fixed in nature, such as salaries and wages, facility lease expense and utilities and other costs.

     Film rentals and advertising costs increased to 52.8% of admissions revenues for the first quarter of 2004 from 52.4% for the first quarter of 2003, primarily related to stronger film product during the first quarter of 2004. Concession supplies increased to 16.5% of concession revenues for the first quarter of 2004 from 15.3% for the first quarter of 2003, primarily related to increased costs on certain concession products.

     Salaries and wages increased to $24.3 million for the first quarter of 2004 from $22.3 million for the first quarter of 2003 due to the increase in attendance. Facility lease expense increased to $31.1 million for the first quarter of 2004 from

$28.5 million for the first quarter of 2003 primarily due to new theatre openings and increased percentage rent expense. Utilities and other costs increased to $26.6 million for the first quarter of 2004 from $25.1 million for the first quarter of 2003 primarily due to increased utility rates in certain regions in which we operate.

General and Administrative Expenses

     General and administrative expenses increased to $11.8 million for the first quarter of 2004 from $9.4 million for the first quarter of 2003. The increase was due to a $1.2 million increase in corporate salaries and benefits including incentive bonus expense, a $0.8 million increase in international overhead expenses, a $0.2 million increase in professional fees and a $0.2 million increase in credit card and bank service charges.

Depreciation and Amortization

     Depreciation and amortization expense was $16.9 million for the first quarter of 2004 compared to $16.0 million for the first quarter of 2003. The increase is primarily due to an increase in our asset base since the first quarter of 2003 due to new theatre development.

Asset Impairment Loss

     During the first quarter of 2004, we wrote down the long-lived assets of one theatre located in the U.S. to estimated fair value, which resulted in an asset impairment charge of $1.0 million.

Interest Expense

     Interest costs incurred, which includes amortization of debt issue costs, was $12.5 million for the first quarter of 2004 compared to $13.9 million for the first quarter of 2003. The decrease is primarily due to a decrease in average outstanding debt.

Loss on Early Retirement of Debt

     During the first quarter of 2003, we recorded a loss on early retirement of debt of $1.6 million which represented the write-off of unamortized debt issue costs associated with the retirement of certain debt agreements, including our then existing credit facility.

Income Taxes

     Income tax expense of $7.9 million was recorded for the first quarter of 2004 compared to income tax expense of $3.9 million recorded for the first quarter of 2003. Our effective tax rate for the first quarter of 2004 was 40.5% compared to 40.6% for the first quarter of 2003.

Loss from Discontinued Operations

     We recorded a loss from discontinued operations, net of income tax benefit, of $1.8 million during the first quarter of 2004 and $0.3 million during the first quarter of 2003. The losses recorded for both periods reflect results of operations for our two United Kingdom theatres for the respective periods. Included in the loss recorded during the first quarter of 2004, is a loss on assets held for sale of $1.8 million recorded to write down these theatres to their estimated fair market value less costs to sell, in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. See Note 4 to the condensed consolidated financial statements.

Liquidity and Capital Resources

Operating Activities

     We primarily collect our revenues in cash, mainly through box office receipts and the sale of concession supplies. We also continue to expand the number of theatres that provide the patron a choice of using a credit card, in place of cash, which we convert to cash in approximately three to four days. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. We typically operate with a negative working capital position for our ongoing theatre operations throughout the year, primarily because of the lack of significant inventory and accounts receivable. Cash used for operating activities, as reflected in the condensed consolidated statements of cash flows, amounted to $4.7 million for the three month period ended March 31, 2004 compared to $15.7 million for the three month period ended March 31, 2003. The decrease in cash used for operating activities in 2004 is primarily due to the timing of payment of accounts payable and accrued expenses.

Investing Activities

     Our investing activities have been principally related to the development and acquisition of additional theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities, as reflected in the condensed consolidated statements of cash flows, amounted to $16.2 million for the three month period ended March 31, 2004 compared to $7.1 million for the three month period ended March 31, 2003.

     We are continuing to expand our U.S. theatre circuit. We opened three new theatres with 33 screens during the three month period ended March 31, 2004, bringing our total domestic screen count to 2,323 screens (12 of which are in Canada). At March 31, 2004, we had signed commitments to open nine new theatres with 108 screens and add four screens to two existing theatres by the end of 2004 and open six new theatres with 63 screens subsequent to 2004. We estimate the remaining capital expenditures for the development of these 175 screens will be approximately $55 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

     We are also continuing to expand our international theatre circuit. At March 31, 2004, we operated 97 international theatres with 852 screens and had signed commitments to open five new theatres with 35 screens in international markets by the end of 2004 and open five new theatres with 44 screens in international markets subsequent to 2004. We estimate the remaining capital expenditures for the development of these 79 screens in international markets will be approximately $42 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

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

Financing Activities

     Cash used for financing activities, as reflected in the condensed consolidated statements of cash flows, amounted to $2.5 million for the three month period ended March 31, 2004 compared to cash provided by financing activities of $1.5 million for the three month period ended March 31, 2003. As of March 31, 2004, our long-term debt obligations, future minimum lease obligations under non-cancelable operating leases, outstanding letters of credit, obligations under employment agreements and purchase commitments for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	4 - 5 Years	5 Years
Long-term debt	$656.2	$6.6	$10.5	$265.3	$373.8
Operating lease obligations	1,467.7	106.8	219.4	214.3	927.2
Letters of credit	0.1	0.1	—	—	—
Employment agreements	8.4	2.8	5.6	—	—
Purchase commitments [1]	101.3	51.1	49.9	0.3	—

Total obligations	$2,233.7	$167.4	$285.4	$479.9	$1,301.0

     1Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of March 31, 2004.

     As of March 31, 2004, we were in full compliance with all agreements governing our outstanding debt.

Recapitalization of Cinemark, Inc.

     On March 12, 2004, our parent company, Cinemark, Inc., entered into an agreement and plan of merger with a Delaware corporation and newly formed subsidiary of Madison Dearborn Partners, LLC (“Madison”). The transaction was completed on April 2, 2004, at which time the newly formed subsidiary of Madison was merged with and into Cinemark, Inc., with Cinemark, Inc. continuing as the surviving corporation. Simultaneously, an affiliate of Madison purchased shares of common stock of Cinemark, Inc. for approximately $518.3 million in cash and became the controlling stockholder of Cinemark, Inc., owning approximately 83% of Cinemark, Inc.’s capital stock. Lee Roy Mitchell, our Chief Executive Officer, and the Mitchell Special Trust collectively retained approximately 16% ownership of Cinemark, Inc.’s capital stock and certain members of management own the remaining 1%. As part of the transaction, Cinemark, Inc. paid change of control fees and other management compensation expenses of approximately $15 million, which will be recorded by us in April 2004. Based on the terms of the transaction, including Mr. Mitchell’s ownership retention, the transaction will be accounted for as a recapitalization, which results in Cinemark, Inc. and its subsidiaries retaining their historical book values.

     On March 31, 2004, Cinemark, Inc. issued $577,173,000 principal amount at maturity of 9 3/4% senior discount notes due 2014. The gross proceeds at issuance of $360,000,115 were used to fund in part the Recapitalization. Interest on the notes accretes until March 15, 2009 up to the aggregate principal amount of $577,173,000. Cash interest will accrue and be payable semi-annually beginning on September 15, 2009. Due to the holding company status of Cinemark, Inc., payments of principal and interest under these notes will be dependent on loans, dividends and other payments from us to Cinemark, Inc. We have no obligation, contingent or otherwise, to pay the amounts due under the 9 3/4% senior discount notes or to make funds available to pay those amounts. The 9 3/4% senior discount notes are general unsecured senior obligations that are effectively subordinated to our indebtedness and other liabilities.

Senior Subordinated Notes

     As of March 31, 2004, we had two issues of senior subordinated notes outstanding: (1) $105 million principal amount of 8 1/2% senior subordinated notes due 2008; and (2) $360 million principal amount of 9% senior subordinated notes due 2013. Interest on each issue is payable on February 1 and August 1 of each year.

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

     On March 16, 2004, we initiated a tender offer for our outstanding $105 million principal amount 8 1/2% senior subordinated notes due 2008 and a consent solicitation to remove substantially all restrictive covenants in the indenture governing those notes. On March 25, 2004, a supplemental indenture removing substantially all of the covenants was executed and became effective on the date of the Recapitalization. On April 2, 2004, in conjunction with the Recapitalization, we redeemed $94,115,000 principal amount of 8 1/2% senior subordinated notes that were tendered, pursuant to the tender offer, utilizing a portion of the proceeds from our amended senior secured credit facility. On April 14, 2004, after the expiration of the tender offer, we redeemed an additional $50,000 principal amount of 8 1/2% senior subordinated notes that were tendered. After the expiration of the tender offer, we had outstanding $10,835,000 principal amount of 8 1/2% senior subordinated notes.

     On April 6, 2004, as a result of the consummation of the Recapitalization and in accordance with the terms of the indenture governing our 9% senior subordinated notes due 2013, we made a change of control offer to purchase the 9% senior subordinated notes at a purchase price of 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, at the date of purchase. We expect that the purchase of any amounts tendered by the holders of the 9% senior subordinated notes will be financed through additional borrowings.

Senior Secured Credit Facility

     On February 14, 2003, we entered into a new senior secured credit facility consisting of a $75 million five year revolving credit line and a $125 million term loan with Lehman Commercial Paper, Inc. for itself and as administrative agent for a syndicate of lenders. The net proceeds from the senior secured credit facility were used to repay, in full, certain debt agreements, including our then existing Credit Facility.

     On August 18, 2003, we amended the senior secured credit facility with Lehman Commercial Paper, Inc. for itself and as administrative agent for a syndicate of lenders, to provide a $165 million term loan expiring on March 31, 2008. The net proceeds of the $165 million term loan and additional borrowings under the $75 million five year revolving credit line were used to (i) repay $124.7 million of term loans outstanding under our senior secured credit facility entered into February 14, 2003 and (ii) redeem the remaining $42 million principal amount of our then outstanding 9 5/8% senior subordinated notes on September 18, 2003.

     Under the term loan, principal payments of $412,500 are due each calendar quarter through March 31, 2007 and increase to $39,703,125 each calendar quarter from June 30, 2007 to maturity at March 31, 2008.

     At March 31, 2004, there was approximately $163.8 million outstanding under the term loan and no outstanding revolver borrowings. Approximately $74.9 million was available for borrowing under the revolving credit line, giving effect to a $0.1 million letter of credit outstanding. The effective interest rate on outstanding borrowings under the senior secured credit facility at March 31, 2004 was 5.5% per annum.

     On April 2, 2004, we amended our senior secured credit facility in connection with the Recapitalization. The amended senior secured credit facility provides for a seven year term loan of $260 million and a $100 million six and one-half year revolving credit line. The net proceeds from the amended senior secured credit facility were used to repay the existing term loan of approximately $163.8 million and to redeem the approximately $94.2 million principal amount of our outstanding $105 million principal amount 8 1/2% senior subordinated notes due 2008 that were tendered pursuant to the tender offer.

     Under the amended term loan, principal payments of $650,000 are due each calendar quarter through March 31, 2010 and increase to $61,100,000 each calendar quarter from June 30, 2010 to maturity at March 31, 2011. The amended term loan bears interest, at our option, at: (A) the base rate equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, plus a margin of 1.25% per annum, or (B) a “eurodollar rate” plus a margin of 2.25% per annum. After the completion of two fiscal quarters after the closing date, the margin under the term loan applicable to base rate loans ranges from 1.00% per annum to 1.25% per annum and the margin applicable to eurodollar rate loans ranges from 2.00% per annum to 2.25% per annum, and will be adjusted based upon our achieving certain performance targets.

     Borrowings under the amended revolving credit line bear interest, at our option, at: (A) a base rate equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, plus a margin of 1.50% per annum, or (B) a “eurodollar rate” plus a margin of 2.50% per annum. After the completion of two fiscal quarters after the closing date, the margin under the revolving credit line applicable to base rate loans ranges from 1.00% per annum to 1.50% per annum and the margin applicable to eurodollar rate loans ranges from 2.00% per annum to 2.50% per annum, and will be adjusted based upon our achieving certain performance targets. We will also be required to pay a commitment fee calculated at the rate of 0.50% per annum on the average daily unused portion of the amended revolving credit line, payable quarterly in arrears.

     Our obligations under the amended senior secured credit facility are guaranteed by Cinemark, Inc., CNMK Holding, Inc. and certain of our subsidiaries and are secured by mortgages on certain fee and leasehold properties and security interests in substantially all of our personal and intangible property, including without limitation, pledges of all of our capital stock, all of the capital stock of CNMK Holding, Inc., and certain of our domestic subsidiaries and 65% of the voting stock of certain of our foreign subsidiaries.

Cinemark Brasil Notes Payable

     Cinemark Brasil S.A. currently has four main types of funding sources executed with local and international banks. These include:

     (1) Banco Nacional de Desenvolvimento Econômico e Social (“BNDES”, the Brazilian National Development Bank) credit line in the U.S. dollar equivalent in Brazilian reais of US$3.8 million executed in October 1999 with a maturity date of September 2004. Interest accrues at a BNDES basket rate, which is a multiple currency rate based on the rate at which the bank borrows, plus a spread amounting to 14.5%. At March 31, 2004, there was approximately US$1.0 million outstanding under this credit line.

     (2) BNDES credit line in the U.S. dollar equivalent in Brazilian reais of US$1.9 million executed in November 2001 with a maturity date of October 2006. Interest accrues at a BNDES basket rate plus a spread amounting to 13.8%. At March 31, 2004, there was approximately US$1.3 million outstanding under this credit line.

     (3) Project developer financing executed with two engineering companies in September 2000 in the amount of US$1.8 million with a maturity date of September 2005. Interest accrues at a rate of TJLP+5% (Taxa de Juros de Longo Prazo (a long-term interest rate published by the Brazilian government)). At March 31, 2004, there was approximately US$0.6 million outstanding under this financing arrangement.

     (4) Project developer financing executed with a mall developer in February 2004 in the amount of US$0.7 million with a maturity date of February 2009. Interest accrues at a rate of TJLP + 5.5% (Taxa de Juros de Longo Prazo (a long-term interest rate published by the Brazilian government)). At March 31, 2004, there was approximately US$0.7 million outstanding under this financing arrangement.

     These sources are secured by a variety of instruments, including comfort letters from Cinemark International, L.L.C., promissory notes for up to 130% of the value, a revenue reserve account and equipment collateral. The effective interest rate on such borrowings at March 31, 2004 was 12.7% per annum.

Cinemark Chile Note Payable

     On March 26, 2002, Cinemark Chile S.A. entered into a Debt Acknowledgment, Rescheduling and Joint Guarantee and Co-Debt Agreement with Scotiabank Sud Americano and three local banks. Under this agreement, Cinemark Chile S.A. borrowed the U.S. dollar equivalent of approximately $10.6 million in Chilean pesos (adjusted for inflation pursuant to the Unidades de Fomento). Cinemark Chile S.A. is required to make 24 equal quarterly installments of principal plus accrued and unpaid interest, commencing March 27, 2002. The indebtedness is secured by a first priority commercial pledge of the shares of Cinemark Chile S.A., a chattel mortgage over Cinemark Chile’s personal property and by guarantees issued by Cinemark International, L.L.C. and Chile Films S.A., whose owners are shareholders of Cinemark Chile S.A. The agreement requires Cinemark Chile S.A. to maintain certain financial ratios and contains other restrictive covenants typical for agreements of this type such as a limitation on dividends. Funds borrowed under this agreement bear interest at the 90 day TAB Banking rate (360 day TAB Banking rate with respect to one of the four banks) as published by the Association of Banks and Financial Institutions Act plus 2%. At March 31, 2004, $7.2 million was outstanding under this agreement and the effective interest rate on such borrowing was 6.4% per annum.

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

Cautionary Statement Regarding Forward-Looking Statements

     This quarterly report on Form 10-Q includes “forward-looking statements” based on our current expectations, assumptions, estimates, and projections about our and our subsidiaries’ business and industry. We intend that this quarterly report be governed by the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 (the “PSLR Act”) with respect to statements that may be deemed to be forward-looking statements under the PSLR Act. They include statements relating to:

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

     You can identify forward-looking statements by the use of words such as “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions which are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. In evaluating these forward-looking statements, you should carefully consider the risks and uncertainties described in this report. These forward-looking statements reflect our view only as of the date of this report. Actual results could differ materially from those indicated by such forward-looking statements due to a number of factors. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We undertake no current obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.

Interest Rate Risk

     An increase or decrease in interest rates would affect interest costs relating to our variable rate debt facilities. We and our subsidiaries are currently parties to variable rate debt facilities. At March 31, 2004, we had an aggregate of $177.6 million of variable rate debt outstanding under these facilities. Borrowings under these facilities represent approximately 27% of our total outstanding long-term debt at March 31, 2004. Based on the interest rate levels in effect on the variable rate debt outstanding at March 31, 2004, a 100 basis point increase in market interest rates would not increase our annual interest expense by a material amount. Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

     The tables below provide information about our fixed rate and variable rate long-term debt agreements as of March 31, 2004 and December 31, 2003:

	Expected Maturity As of March 31, 2004
	(in millions)
	March 31,								Average
								Fair	Interest
	2005	2006	2007	2008	2009	Thereafter	Total	Value	Rate
Fixed rate	$0.1	$0.1	$—	$—	$104.6	$373.8	$478.6	$476.8	8.9%
Variable rate	6.5	6.0	4.4	160.6	0.1	—	177.6	177.4	4.5%

Total debt	$6.6	$6.1	$4.4	$160.6	$104.7	$373.8	$656.2	$654.2

	Expected Maturity As of December 31, 2003
	(in millions)
	December 31,								Average
								Fair	Interest
	2004	2005	2006	2007	2008	Thereafter	Total	Value	Rate
Fixed rate	$0.1	$—	$0.1	$—	$104.5	$374.2	$478.9	$474.4	8.9%
Variable rate	6.6	6.9	4.4	121.8	39.8	—	179.5	179.2	4.1%

Total debt	$6.7	$6.9	$4.5	$121.8	$144.3	$374.2	$658.4	$653.6

Foreign Currency Exchange Rate Risk

     We are also exposed to market risk arising from changes in foreign currency exchange rates because of our international operations. Generally accepted accounting principles in the U.S. require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, generally accepted accounting principles in the U.S. require that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations result in us reporting exchange gains (losses) or foreign currency translation adjustments relating to our international subsidiaries depending on the inflationary environment of the country in which we operate. Based upon our equity ownership in our international subsidiaries as of March 31, 2004, holding everything else constant, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the net fair value of our investments in our international subsidiaries by approximately $6 million.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 5. Other Information

Page
Supplemental Schedules specified by the senior subordinated notes Indenture:
Condensed Consolidating Balance Sheets (unaudited) as of March 31, 2004	33
Condensed Consolidating Statements of Operations (unaudited) for the three month period ended March 31, 2004	34
Condensed Consolidating Statements of Cash Flows (unaudited) for the three month period ended March 31, 2004	35

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF MARCH 31, 2004
(Unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$53,016,830	$30,827,183	$—	$83,844,013
Inventories	3,427,110	677,961	—	4,105,071
Accounts receivable	12,655,577	1,519,545	(506,780)	13,668,342
Income tax receivable	(769,478)	769,478	—	—
Prepaid expenses and other	4,054,596	2,201,212	—	6,255,808

Total current assets	72,384,635	35,995,379	(506,780)	107,873,234
THEATRE PROPERTIES AND EQUIPMENT - net	696,991,773	76,293,278	—	773,285,051
OTHER ASSETS
Goodwill	8,066,496	3,910,042	—	11,976,538
Investments in and advances to affiliates	146,914,251	1,188,858	(142,029,398)	6,073,711
Intangible assets, deferred charges and other - net	32,666,903	7,626,888	—	40,293,791

Total other assets	187,647,650	12,725,788	(142,029,398)	58,344,040

TOTAL ASSETS	$957,024,058	$125,014,445	$(142,536,178)	$939,502,325

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,890,871	$4,681,818	$—	$6,572,689
Accounts payable and accrued expenses	92,187,098	17,804,848	(486,481)	109,505,465

Total current liabilities	94,077,969	22,486,666	(486,481)	116,078,154
LONG-TERM LIABILITIES
Senior credit agreements	163,402,170	7,842,182	—	171,244,352
Senior subordinated notes	478,383,876	—	—	478,383,876
Deferred lease expenses	25,612,434	2,103,518	—	27,715,952
Deferred gain on sale leasebacks	3,915,220	—	—	3,915,220
Deferred income taxes	15,137,198	(45,613)	—	15,091,585
Deferred revenues and other long-term liabilities	744,494	4,966,806	—	5,711,300

Total long-term liabilities	687,195,392	14,866,893	—	702,062,285
COMMITMENTS AND CONTINGENCIES	—	—	—	—
MINORITY INTERESTS IN SUBSIDIARIES	10,729,990	23,703,731	—	34,433,721
SHAREHOLDER’S EQUITY
Class A common stock, $.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	15	2,000	(2,000)	15
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and outstanding	49,543,427	—	—	49,543,427
Additional paid-in-capital	13,199,707	142,047,697	(142,047,697)	13,199,707
Retained earnings	178,697,299	(43,740,570)	—	134,956,729
Treasury stock, 57,245 Class B shares at cost	(24,232,890)	—	—	(24,232,890)
Accumulated other comprehensive loss	(52,186,851)	(34,351,972)	—	(86,538,823)

Total shareholder’s equity	165,020,707	63,957,155	(142,049,697)	86,928,165

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$957,024,058	$125,014,445	$(142,536,178)	$939,502,325

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the Senior Subordinated Notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(Unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
REVENUES	$198,882,858	$36,523,805	$(294,574)	$235,112,089
COSTS AND EXPENSES
Cost of operations	145,905,133	27,459,755	(294,574)	173,070,314
General and administrative expenses	9,187,811	2,611,809	—	11,799,620
Depreciation and amortization	13,602,494	3,286,413	—	16,888,907
Asset impairment loss	1,000,000	—	—	1,000,000
Gain on sale of assets and other	(473,971)	(39,163)	—	(513,134)

Total costs and expenses	169,221,467	33,318,814	(294,574)	202,245,707

OPERATING INCOME	29,661,391	3,204,991	—	32,866,382
OTHER INCOME (EXPENSE)
Interest expense	(11,583,281)	(293,037)	—	(11,876,318)
Amortization of debt issue cost	(569,677)	(20,309)	—	(589,986)
Interest income	194,436	296,797	—	491,233
Foreign currency exchange gain	92,378	77,448	—	169,826
Equity in income of affiliates	11,265	25,793	—	37,058
Minority interests in income of subsidiaries	(433,613)	(1,018,715)	—	(1,452,328)

Total other expenses	(12,288,492)	(932,023)	—	(13,220,515)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	17,372,899	2,272,968	—	19,645,867
Income taxes	7,229,404	719,120	—	7,948,524

INCOME FROM CONTINUING OPERATIONS	10,143,495	1,553,848	—	11,697,343
Loss from discontinued operations, net of income tax benefit of $191,250	(1,763,225)	—	—	(1,763,225)

NET INCOME	$8,380,270	$1,553,848	$—	$9,934,118

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the Senior Subordinated Notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(Unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$8,380,270	$1,553,848	$—	$9,934,118
Noncash items in net income:
Depreciation	13,464,769	3,264,235	—	16,729,004
Depreciation - assets held for sale	58,878	—	—	58,878
Amortization of intangible and other assets	137,725	22,178	—	159,903
Amortization of foreign advanced rents	278,123	218,933	—	497,056
Amortized compensation - stock options	145,021	—	—	145,021
Amortization of debt issue costs	569,677	20,309	—	589,986
Amortization of gain on sale leasebacks	(91,480)	—	—	(91,480)
Amortization of debt discount and premium	(366,053)	—	—	(366,053)
Amortization of deferred revenues	(55,000)	—	—	(55,000)
Loss on impairment of assets	1,000,000	—	—	1,000,000
Loss on assets held for sale	1,800,000	—	—	1,800,000
Gain on sale of assets and other	(473,971)	(39,163)	—	(513,134)
Deferred lease expenses	345,188	(281,938)	—	63,250
Deferred income tax expenses	1,871,497	187,075	—	2,058,572
Equity in income of affiliates	(11,265)	(25,793)	—	(37,058)
Minority interests in income of subsidiaries	433,613	1,018,715	—	1,452,328
Cash used for operating working capital	(37,637,191)	(472,636)	—	(38,109,827)

Net cash provided by (used for) operating activities	(10,150,199)	5,465,763	—	(4,684,436)
INVESTING ACTIVITIES
Additions to theatre properties and equipment	(14,585,136)	(3,265,316)	—	(17,850,452)
Proceeds from sale of theatre properties and equipment	214,411	48,098	—	262,509
Proceeds from sale of equity investment	1,250,000	—	—	1,250,000
Dividends/capital returned from affiliates	127,500	—	—	127,500

Net cash used for investing activities	(12,993,225)	(3,217,218)	—	(16,210,443)
FINANCING ACTIVITIES
Increase in long-term debt	3,821	687,920	—	691,741
Decrease in long-term debt	(1,035,593)	(1,231,134)	—	(2,266,727)
Increase in debt issue cost	(10,000)	—	—	(10,000)
Increase in minority investment in subsidiaries	97,309	73,820	—	171,129
Decrease in minority investment in subsidiaries	(55,404)	(1,066,515)	—	(1,121,919)

Net cash used for financing activities	(999,867)	(1,535,909)	—	(2,535,776)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	41,759	(86,376)	—	(44,617)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,101,532)	626,260	—	(23,475,272)
CASH AND CASH EQUIVALENTS:
Beginning of period	77,118,362	30,200,923	—	107,319,285

End of period	$53,016,830	$30,827,183	$—	$83,844,013

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the Senior Subordinated Notes.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

2	Share Exchange Agreement dated as of May 17, 2002 by and among Cinemark, Inc., Cinemark USA, Inc. and the shareholders signature thereto incorporated by reference from Amendment 2 to Cinemark Inc.’s Registration Statement on Forms S-1 (File No. 333-88618) filed June 28, 2002.

3.1	Amended and Restated Articles of Incorporation of the Company filed with the Texas Secretary of State on June 3, 1992 (incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

3.2(a)	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 033-47040) filed April 9, 1992).

3.2(b)	Amendment to Bylaws of the Company dated March 12, 1996 (incorporated by reference to Exhibit 3.2(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 6, 1997).

4.2(a)	Indenture dated January 14, 1998 between the Company and U.S. Trust Company of Texas, N.A. governing the 8 1/2% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-45417) filed February 2, 1998).

4.2(b)	First Supplemental Indenture dated as of February 11, 2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A., as successor trustee to U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 (g) to the Company’s Registration Statement on Form S-4 (File No. 333-104940) filed May 2, 2003).

*4.2(c)	Second Supplemental Indenture dated as of March, 25, 2004 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A.

4.2(d)	Indenture dated February 11, 2003 between the Company and The Bank of New York Trust Company of Florida, N.A. governing the 9% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 19, 2003).

4.2(e)	First Supplemental Indenture dated as of May 7, 2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(i) to the Company’s Registration Statement on Form S-4 (File No. 333-104940) filed May 28, 2003).

4.2(f)	Form of 8 1/2% Note (contained in the Indenture listed as Exhibit 4.2(f) above) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-45417) filed February 2, 1998).

4.2(g)	Form of 9% Note (contained in the Indenture listed as Exhibit 4.2(h) above) (incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K (File 033-47040) filed March 19, 2003).

10.1(a)	Management Agreement, dated as of July 28, 1993, between the Company and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.1(a) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed May 17, 2002).

10.1(b)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and the Company (incorporated by reference to Exhibit 10.14(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1994).

10.1(c)	Management Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and the Company (incorporated by reference to Exhibit 10.4(i) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.1(d)	Management Services Agreement, effective as of March 28, 2001, between Mitchell Theatres and Cinemark USA, Inc. (incorporated by reference from Exhibit 10.1(g) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed June 28, 2002).

*10.2	Amended and Restated Agreement to Participate in Profits and Losses, dated as of March 12, 2004, between Cinemark USA, Inc. and Alan W. Stock.

10.3(a)	License Agreement, dated December 10, 1993, between Laredo Joint Venture and the Company (incorporated by reference to Exhibit 10.14(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1994).

10.3(b)	License Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and the Company (incorporated by reference to Exhibit 10.10(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.4(a)	Tax Sharing Agreement, between the Company and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc. ), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.4(b)	Tax Sharing Agreement, dated as of July 28, 1993, between the Company and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1993).

10.5(a)	Indemnification Agreement, between the Company and Lee Roy Mitchell, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(a) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(b)	Indemnification Agreement, between the Company and Tandy Mitchell, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(c)	Indemnification Agreement, between the Company and Alan Stock, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(d) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(d)	Indemnification Agreement, between the Company and W. Bryce Anderson, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(f) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(e)	Indemnification Agreement, between the Company and Sheldon I. Stein, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(g) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(f)	Indemnification Agreement, between the Company and Heriberto Guerra, dated as of December 3, 1993 (incorporated by reference to Exhibit 10.23(f) to the Company’s Annual Report on Form 10-K (File No. 033-11895) filed September 13, 1996).

10.6(a)	Letter Agreements with directors of the Company regarding stock options (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.6(b)	Letter Agreements with directors of the Company amending stock options (incorporated by reference to Exhibit 10.15(c) to the Company’s Registration Statement on Form S-4 (File No. 033-11895) filed September 13, 1996).

10.6(c)	Letter Agreements with directors of the Company regarding stock options (incorporated by reference to Exhibit 10.10(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1999)

10.7(a)	Senior Secured Credit Agreement dated December 4, 1995 among Cinemark International, L.L.C. (f/k/a Cinemark II, Inc., Cinemark Mexico (USA) and Cinemark de Mexico (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed April 1, 1996).

10.7(b)	First Amendment to Senior Secured Credit Agreement, dated as of September 30, 1996, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(b) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.7(c)	Second Amendment to Senior Secured Credit Agreement, dated as of September 28, 2000, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(c) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

*10.14(a)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Lee Roy Mitchell.

*10.14(b)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Alan Stock.

*10.14(c)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tim Warner.

*10.14(d)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Robert Copple.

*10.14(e)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Rob Carmony.

*10.14(f)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tandy Mitchell.

*10.15	Amended and Restated Credit Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings, Inc., the Company, the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Legal Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent.

*10.16	Amended and Restated Guaranty and Collateral Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings Inc., the Company and certain of it subsidiaries in favor of Lehman Commercial Paper, Inc., as administrative agent.

*31.1	Certification of Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith.

b)	Reports on Form 8-K

     On January 28, 2004, the Company filed on Form 8-K, reporting under Item 9, a press release announcing Cinemark, Inc.’s retention of Goldman, Sachs & Co. and Lehman Brothers Inc., to explore strategic alternatives.

     On March 17, 2004, the Company filed on Form 8-K, reporting under Item 9, a press release announcing the recapitalization of Cinemark, Inc. and related long-term debt refinancing.

     On March 17, 2004, the Company filed on Form 8-K, reporting under Item 12, a press release announcing our operating results for the three months and year ended December 31, 2003.

     On March 17, 2004, the Company filed on Form 8-K, reporting under Item 9, a press release announcing a cash tender offer and consent solicitation for our $105 million outstanding 8 ½% senior subordinated notes due 2008.

     On March 26, 2004, the Company filed on Form 8-K, reporting under Item 9, a press release announcing the receipt of requisite consents in our cash tender offer and consent solicitation for our $105 million outstanding 8 ½% senior subordinated notes due 2008.

     On April 15, 2004, the Company filed on Form 8-K, reporting under Item 9, a press release announcing expiration and final settlement of our cash tender offer for our $105 million outstanding 8 ½% senior subordinated notes due 2008.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK USA, INC.
Registrant

DATE: May 12, 2004

/s/ Alan W. Stock

Alan W. Stock
President

/s/ Robert Copple
Robert Copple
Chief Financial Officer

EXHIBIT INDEX

2	Share Exchange Agreement dated as of May 17, 2002 by and among Cinemark, Inc., Cinemark USA, Inc. and the shareholders signature thereto incorporated by reference from Amendment 2 to Cinemark Inc.’s Registration Statement on Forms S-1 (File No. 333-88618) filed June 28, 2002.

3.1	Amended and Restated Articles of Incorporation of the Company filed with the Texas Secretary of State on June 3, 1992 (incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

3.2(a)	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 033-47040) filed April 9, 1992).

3.2(b)	Amendment to Bylaws of the Company dated March 12, 1996 (incorporated by reference to Exhibit 3.2(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 6, 1997).

4.2(a)	Indenture dated January 14, 1998 between the Company and U.S. Trust Company of Texas, N.A. governing the 8 1/2% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-45417) filed February 2, 1998).

4.2(b)	First Supplemental Indenture dated as of February 11, 2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A., as successor trustee to U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 (g) to the Company’s Registration Statement on Form S-4 (File No. 333-104940) filed May 2, 2003).

*4.2(c)	Second Supplemental Indenture dated as of March, 25, 2004 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A.

4.2(d)	Indenture dated February 11, 2003 between the Company and The Bank of New York Trust Company of Florida, N.A. governing the 9% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 19, 2003).

4.2(e)	First Supplemental Indenture dated as of May 7, 2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(i) to the Company’s Registration Statement on Form S-4 (File No. 333-104940) filed May 28, 2003).

4.2(f)	Form of 8 1/2% Note (contained in the Indenture listed as Exhibit 4.2(f) above) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-45417) filed February 2, 1998).

4.2(g)	Form of 9% Note (contained in the Indenture listed as Exhibit 4.2(h) above) (incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K (File 033-47040) filed March 19, 2003).

10.1(a)	Management Agreement, dated as of July 28, 1993, between the Company and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.1(a) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed May 17, 2002).

10.1(b)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and the Company (incorporated by reference to Exhibit 10.14(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1994).

10.1(c)	Management Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and the Company (incorporated by reference to Exhibit 10.4(i) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.1(d)	Management Services Agreement, effective as of March 28, 2001, between Mitchell Theatres and Cinemark USA, Inc. (incorporated by reference from Exhibit 10.1(g) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed June 28, 2002).

*10.2	Amended and Restated Agreement to Participate in Profits and Losses, dated as of March 12, 2004, between Cinemark USA, Inc. and Alan W. Stock.

10.3(a)	License Agreement, dated December 10, 1993, between Laredo Joint Venture and the Company (incorporated by reference to Exhibit 10.14(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1994).

10.3(b)	License Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and the Company (incorporated by reference to Exhibit 10.10(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.4(a)	Tax Sharing Agreement, between the Company and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc. ), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.4(b)	Tax Sharing Agreement, dated as of July 28, 1993, between the Company and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1993).

10.5(a)	Indemnification Agreement, between the Company and Lee Roy Mitchell, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(a) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(b)	Indemnification Agreement, between the Company and Tandy Mitchell, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(c)	Indemnification Agreement, between the Company and Alan Stock, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(d) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(d)	Indemnification Agreement, between the Company and W. Bryce Anderson, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(f) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(e)	Indemnification Agreement, between the Company and Sheldon I. Stein, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(g) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(f)	Indemnification Agreement, between the Company and Heriberto Guerra, dated as of December 3, 1993 (incorporated by reference to Exhibit 10.23(f) to the Company’s Annual Report on Form 10-K (File No. 033-11895) filed September 13, 1996).

10.6(a)	Letter Agreements with directors of the Company regarding stock options (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.6(b)	Letter Agreements with directors of the Company amending stock options (incorporated by reference to Exhibit 10.15(c) to the Company’s Registration Statement on Form S-4 (File No. 033-11895) filed September 13, 1996).

10.6(c)	Letter Agreements with directors of the Company regarding stock options (incorporated by reference to Exhibit 10.10(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1999)

10.7(a)	Senior Secured Credit Agreement dated December 4, 1995 among Cinemark International, L.L.C. (f/k/a Cinemark II, Inc., Cinemark Mexico (USA) and Cinemark de Mexico (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed April 1, 1996).

10.7(b)	First Amendment to Senior Secured Credit Agreement, dated as of September 30, 1996, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(b) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.7(c)	Second Amendment to Senior Secured Credit Agreement, dated as of September 28, 2000, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(c) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

*10.14(a)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Lee Roy Mitchell.

*10.14(b)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Alan Stock.

*10.14(c)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tim Warner.

*10.14(d)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Robert Copple.

*10.14(e)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Rob Carmony.

*10.14(f)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tandy Mitchell.

*10.15	Amended and Restated Credit Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings, Inc., the Company, the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Legal Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent.

*10.16	Amended and Restated Guaranty and Collateral Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings Inc., the Company and certain of it subsidiaries in favor of Lehman Commercial Paper, Inc., as administrative agent.

*31.1	Certification of Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith