Form 10-Q
period 2004-06-30
CINEMARK USA INC /TX
filed 2004-08-05
CIK 885975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☐ No ☒

     As of August 5, 2004, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.

CINEMARK USA, INC. AND SUBSIDIARIES

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2004	December 31,
	(Unaudited)	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$98,465,153	$107,319,285
Inventories	4,811,979	4,323,687
Accounts receivable	15,778,236	15,440,048
Income tax receivable	1,352,482	—
Prepaid expenses and other	3,651,808	5,476,066

Total current assets	124,059,658	132,559,086
THEATRE PROPERTIES AND EQUIPMENT	1,262,325,669	1,237,896,969
Less accumulated depreciation and amortization	(486,125,344)	(462,016,911)

Theatre properties and equipment - net	776,200,325	775,880,058
OTHER ASSETS
Goodwill	11,899,841	12,083,095
Intangible assets - net	7,598,681	7,865,294
Investments in and advances to affiliates	1,277,722	2,347,104
Deferred charges and other - net	38,296,806	30,011,763

Total other assets	59,073,050	52,307,256

TOTAL ASSETS	$959,333,033	$960,746,400

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$7,130,230	$6,744,842
Income tax payable	—	5,521,581
Accounts payable and accrued expenses	127,933,322	135,659,950

Total current liabilities	135,063,552	147,926,373
LONG-TERM LIABILITIES
Senior credit agreements	264,079,550	172,936,210
Senior subordinated notes	366,469,020	478,749,929
Deferred lease expenses	27,712,639	27,652,702
Deferred gain on sale leasebacks	3,823,740	4,006,700
Deferred income taxes	10,111,094	13,033,013
Deferred revenues and other long-term liabilities	5,278,910	5,665,863

Total long-term liabilities	677,474,953	702,044,417
COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTERESTS IN SUBSIDIARIES	35,492,658	33,932,183
SHAREHOLDER’S EQUITY
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	15	15
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and outstanding	49,543,427	49,543,427
Additional paid-in-capital	42,408,865	13,054,686
Retained earnings	136,316,459	125,022,611
Treasury stock, 57,245 Class B shares at cost	(24,232,890)	(24,232,890)
Accumulated other comprehensive loss	(92,734,006)	(86,544,422)

Total shareholder’s equity	111,301,870	76,843,427

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$959,333,033	$960,746,400

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES
Admissions	$174,199,063	$156,352,473	$323,887,009	$284,064,040
Concession	89,197,568	78,933,162	162,471,438	142,872,608
Other	13,301,812	12,222,582	25,452,085	23,044,716

Total revenues	276,698,443	247,508,217	511,810,532	449,981,364
COSTS AND EXPENSES
Cost of operations:
Film rentals and advertising	94,925,913	88,340,516	173,898,300	155,218,081
Concession supplies	14,473,242	12,692,208	26,586,439	22,478,894
Salaries and wages	27,178,889	24,420,457	51,495,735	46,745,296
Facility lease expense	31,333,161	29,403,407	62,421,306	57,853,992
Utilities and other	28,988,844	27,875,793	55,568,583	52,949,196

Total cost of operations	196,900,049	182,732,381	369,970,363	335,245,459
General and administrative expenses	13,191,438	10,494,781	24,991,058	19,934,762
Stock option compensation and change of control expenses related to the Recapitalization	31,994,529	—	31,994,529	—
Depreciation and amortization	16,884,130	16,537,710	33,773,037	32,533,424
Asset impairment loss	—	2,060,845	1,000,000	2,060,845
Gain on sale of assets and other	(39,706)	(374,590)	(552,840)	(991,019)

Total costs and expenses	258,930,440	211,451,127	461,176,147	388,783,471

OPERATING INCOME	17,768,003	36,057,090	50,634,385	61,197,893
OTHER INCOME (EXPENSE)
Interest expense	(10,505,815)	(14,218,719)	(22,382,133)	(27,514,327)
Amortization of debt issue cost	(677,142)	(587,330)	(1,267,128)	(1,170,950)
Interest income	386,019	424,735	877,252	1,083,364
Foreign currency exchange gain	402,657	135,068	572,483	151,199
Loss on early retirement of debt	(5,576,935)	(5,612,377)	(5,576,935)	(7,258,136)
Equity in income (loss) of affiliates	(72,525)	(46,832)	(35,467)	149,524
Minority interests in income of subsidiaries	(2,104,228)	(1,506,280)	(3,556,556)	(2,276,485)

Total other expenses	(18,147,969)	(21,411,735)	(31,368,484)	(36,835,811)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES (BENEFIT)	(379,966)	14,645,355	19,265,901	24,362,082
Income taxes (benefit)	(522,103)	6,069,227	7,426,421	10,017,898

INCOME FROM CONTINUING OPERATIONS	142,137	8,576,128	11,839,480	14,344,184
Gain (loss) from discontinued operations, net of income tax benefit of $191,250 for the six months ended June 30, 2004	1,217,593	(194,034)	(545,632)	(509,164)

NET INCOME	$1,359,730	$8,382,094	$11,293,848	$13,835,020

EARNINGS (LOSS) PER SHARE:
Basic and Diluted:
Income from continuing operations	$0.77	$46.57	$64.29	$77.89
Gain (loss) from discontinued operations	6.61	(1.05)	(2.96)	(2.76)

Net income	$7.38	$45.52	$61.33	$75.13

     The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$11,293,848	$13,835,020
Noncash items in net income:
Depreciation	33,449,523	32,208,079
Depreciation — assets held for sale	118,157	302,058
Amortization of intangible and other assets	323,514	325,345
Amortization of foreign advanced rents	879,894	865,123
Amortized compensation — stock options	145,021	548,595
Amortization of debt issue costs	1,267,128	1,170,950
Amortization of gain on sale leasebacks	(182,960)	(182,960)
Amortization of debt discount and premium	(754,526)	(235,522)
Amortization of deferred revenues	(165,258)	(2,013,119)
Loss on impairment of assets	1,000,000	2,060,845
Loss on disposal of UK theatres	565,501	—
Gain on sale of assets and other	(552,840)	(991,019)
Write-off unamortized debt issue costs and debt discount and premium related to the early retirement of debt	897,659	3,335,915
Write-off of unearned compensation related to the Recapitalization	1,595,234	—
Deferred lease expenses	59,937	759,004
Deferred income tax expenses	(2,921,919)	548,051
Equity in (income) loss of affiliates	35,467	(149,524)
Minority interests in income of subsidiaries	3,556,556	2,276,485
Cash provided by (used for) operating working capital:
Inventories	(488,292)	(709,287)
Accounts receivable	(338,188)	(2,860,287)
Prepaid expenses and other	1,824,258	(1,696,228)
Other assets	(2,885,466)	(3,386,690)
Advances with affiliates	(125,122)	302,966
Accounts payable and accrued expenses	(5,981,131)	(13,742,782)
Other long-term liabilities	(221,695)	(116,763)
Income tax receivable/payable	(6,874,063)	7,818,636

Net cash provided by operating activities	35,520,237	40,272,891
INVESTING ACTIVITIES
Additions to theatre properties and equipment	(45,932,115)	(17,976,259)
Proceeds from sale of United Kingdom theatres	2,645,812	—
Proceeds from sale of other theatre properties and equipment	820,841	2,075,395
Proceeds from sale of equity investment	1,250,000	—
Investment in affiliates	—	(3,314)
Dividends/capital returned from affiliates	127,500	228,000

Net cash used for investing activities	(41,087,962)	(15,676,178)
FINANCING ACTIVITIES
Capital contribution from parent	27,613,924	—
Issuance of senior subordinated notes	—	375,225,000
Retirement of senior subordinated notes	(111,915,000)	(232,989,000)
Increase in long-term debt	260,762,643	238,508,545
Decrease in long-term debt	(168,741,208)	(408,827,678)
Increase in debt issue cost	(7,637,446)	(14,944,223)
Increase in minority investment in subsidiaries	670,491	3,896,860
Decrease in minority investment in subsidiaries	(2,666,572)	(275,304)

Net cash used for financing activities	(1,913,168)	(39,405,800)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,373,239)	1,737,270

DECREASE IN CASH AND CASH EQUIVALENTS	(8,854,132)	(13,071,817)
CASH AND CASH EQUIVALENTS:
Beginning of period	107,319,285	63,718,515

End of period	$98,465,153	$50,646,698

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. The Company and Basis of Presentation

     Cinemark USA, Inc. and its subsidiaries (the “Company”) is one of the leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation, with theatres in the United States (“U.S.”), Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The Company also managed additional theatres in the U.S., Canada, Brazil and Taiwan during the six months ended June 30, 2004.

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

     These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2003, included in the Annual Report filed March 17, 2004 on Form 10-K by the Company under the Securities Exchange Act of 1934. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be achieved for the full year.

2. Recapitalization of Cinemark, Inc. and Refinancing of Certain Long-Term Debt

     Recapitalization of Cinemark, Inc. - On March 12, 2004, the Company’s parent, Cinemark, Inc., entered into an agreement and plan of merger with a newly formed subsidiary of Madison Dearborn Partners, LLC (“Madison”). The transaction was completed on April 2, 2004, at which time the newly formed subsidiary of Madison was merged with and into Cinemark, Inc., with Cinemark, Inc. continuing as the surviving corporation. Simultaneously, an affiliate of Madison purchased shares of common stock of Cinemark, Inc. for approximately $518.3 million in cash and became the controlling stockholder of Cinemark, Inc., owning approximately 83% of Cinemark, Inc.’s capital stock. Lee Roy Mitchell, the Company’s Chief Executive Officer, and the Mitchell Special Trust collectively retained approximately 16% ownership of Cinemark, Inc.’s capital stock and certain members of management own the remaining 1%. As part of the transaction, Cinemark, Inc. paid change of control fees and other management compensation expenses of $15,749,259, which are included in general and administrative expense on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2004. Based on the terms of the transaction, including Mr. Mitchell’s ownership retention, the transaction was accounted for as a recapitalization, which resulted in Cinemark, Inc. and its subsidiaries retaining their historical book values.

     On March 31, 2004, Cinemark, Inc. issued $577,173,000 aggregate principal amount at maturity of 9 3/4% senior discount notes due 2014. The gross proceeds at issuance of $360,000,115 were used to fund in part the Recapitalization. Interest on the notes accretes until March 15, 2009 up to the aggregate principal amount of $577,173,000. Cash interest will accrue and be payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2009. Due to the holding company status of Cinemark, Inc., payments of principal and interest under these notes will be dependent on loans, dividends and other payments from the Company to Cinemark, Inc. The Company has no obligation, contingent or otherwise, to pay the amounts due under the 9 3/4% senior discount notes or to make funds available to pay those amounts. The 9 3/4% senior discount notes are general, unsecured senior obligations of Cinemark, Inc. that are effectively subordinated to indebtedness and other liabilities of the Company. Upon a change of control, Cinemark, Inc. would be required to make an offer to repurchase all of the 9 3/4% senior discount notes at a price equal to 101% of the accreted value of the notes plus accrued and unpaid interest, if any, through the date of purchase. As of June 30, 2004, the accreted principal balance of the notes was $368,763,903.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Upon consummation of the Recapitalization on April 2, 2004, all outstanding stock options of Cinemark, Inc. immediately vested and the majority were repurchased, resulting in compensation expense of $16,245,270 recorded by the Company. Compensation expense includes the write-off of the unamortized unearned compensation expense for options outstanding as of the date of the Recapitalization and the impact of the cash settlement of these options, and are included in general and administrative expense on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2004.

     As a result of the Recapitalization, Cinemark, Inc. provided notice to its Brazilian partners (i) that its then existing stockholders no longer own more than 25% of Cinemark, Inc.’s common stock and (ii) that Lee Roy Mitchell has sold certain of his shares of Cinemark, Inc.’s common stock for cash. The Brazilian partners have exercised their option to cause Cinemark, Inc. or one of its designees to purchase shares of common stock of Cinemark Brasil S.A. owned by the Brazilian partners. The purchase price shall be determined through an appraisal process conducted by up to three approved investment banks. Cinemark, Inc. and the Brazilian partners have each received appraisals from investment banks and are currently negotiating the price per share for the common stock of Cinemark Brasil S.A. If Cinemark, Inc. and the Brazilian partners are unable to agree upon a price, a third investment bank will be retained to determine the price per share of the common stock of Cinemark Brasil S.A. The Company is unable to predict at this time what the purchase price will be. The Company expects that the purchase will be financed through additional borrowings or with available cash.

     Refinancing of Certain Long-Term Debt - On March 16, 2004, the Company initiated a tender offer for its then outstanding $105 million aggregate principal amount 8 1/2% senior subordinated notes due 2008 and a consent solicitation to remove substantially all restrictive covenants in the indenture governing those notes. On March 25, 2004, a supplemental indenture removing substantially all of the covenants was executed and became effective on the date of the Recapitalization. Additionally, on the date of the Recapitalization, the Company amended its senior secured credit facility to provide for a $260 million seven year term loan and a $100 million six and one-half year revolving credit line, which was left undrawn. The net proceeds from the amended senior secured credit facility were used to repay the term loan under the Company’s then existing senior secured credit facility of approximately $163.8 million and to redeem the approximately $94.2 million aggregate principal amount of the Company’s outstanding $105 million aggregate principal amount of 8 1/2% senior subordinated notes that were tendered pursuant to the tender offer. The tender offer was made at 104.5% of the principal amount of the notes tendered on or prior to the consent date and at 101.5% of the principal amount of the notes tendered subsequent to the consent date but prior to the expiration date. The unamortized bond discount, tender offer repurchase costs, including premiums paid, and other fees of $4,800,211 related to the retirement of the 8 1/2% notes were recorded as a loss on early retirement of debt on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2004.

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

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     On April 6, 2004, as a result of the consummation of the Recapitalization and in accordance with the terms of the indenture governing the Company’s 9% senior subordinated notes due 2013, the Company made a change of control offer to purchase the 9% senior subordinated notes at a purchase price of 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, at the date of purchase. Approximately $17.8 million aggregate principal amount of the 9% senior subordinated notes were tendered and not withdrawn in the change of control offer, which expired on May 26, 2004. Payment of the change of control price was made with available cash by the Company on June 1, 2004. The unamortized debt issue costs, tender offer repurchase costs, including premiums paid, and other fees of $776,724 related to the retirement of the 9% notes were recorded as a loss on early retirement of debt on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2004.

     On July 28, 2004, the Company provided notice to the holders of its remaining outstanding 8 1/2% senior subordinated notes due 2008 that it has elected to redeem all outstanding notes on August 27, 2004 at a redemption price of 102.833% of the aggregate principal amount plus accrued interest.

3. Acquisitions and Divestitures

     During 2003, the Company accounted for its 50% investment in Interstate Theatres, L.L.C. under the equity method of accounting. On December 31, 2003, the Company purchased the remaining 50% interest in Interstate Theatres, L.L.C, which owns 80% of Interstate Theatres II, L.L.C. The Company accounted for the purchase as a step acquisition. The total purchase price of $1,500,000 was allocated to theatre properties and equipment ($404,083), working capital ($65,515) and goodwill ($1,030,402). The Company’s condensed consolidated balance sheet at December 31, 2003 reflects the assets and liabilities of Interstate Theatres, L.L.C. and its subsidiary. Results of operations for Interstate Theatres, L.L.C. and its subsidiary are included in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2004.

     On December 31, 2003, the Company purchased Mitchell Theatres, Inc., which was 100% owned by members of Lee Roy Mitchell’s family (a related party to the Company). The total purchase price of $681,034 included the assumption of $156,000 in outstanding debt, which was immediately paid off at the time of purchase. The Company’s condensed consolidated balance sheet at December 31, 2003 reflects the assets and liabilities of Mitchell Theatres, Inc., which consisted of a working capital deficit of $137,511 and theatre property and equipment of $818,545. Results of operations for Mitchell Theatres, Inc. are included in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2004.

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

4. Discontinued Operations

     As of March 31, 2004, the Company’s two United Kingdom theatres met the criteria of assets held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” On April 30, 2004, the Company sold its two United Kingdom theatres. The Company received $2,645,812 in proceeds upon closing of the transaction and recorded a receivable of $437,073. Prior to September 30, 2004, the Company anticipates collecting the receivable once a final working capital position is determined in accordance with the share purchase agreement. The sale resulted in a loss of $565,501, which is included in the loss from discontinued operations on the Company’s condensed consolidated statement of operations.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The results of operations for the United Kingdom theatres have been classified as discontinued operations for all periods presented. Amounts reported as discontinued operations in the Company’s condensed consolidated statements of operations include the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUES
Admissions	$413,319	$942,957	$1,589,115	$1,912,527
Concession	168,921	405,543	659,446	839,337
Other	54,139	120,854	241,645	246,102

Total revenues	636,379	1,469,354	2,490,206	2,997,966
COSTS AND EXPENSES
Cost of operations:
Film rentals and advertising	110,678	408,134	572,953	779,776
Concession supplies	37,785	104,645	176,262	231,533
Salaries and wages	88,693	270,975	388,977	555,885
Facility lease expense	125,419	235,386	560,497	598,931
Utilities and other	11,306	366,762	347,157	772,486

Total cost of operations	373,881	1,385,902	2,045,846	2,938,611
General and administrative expenses	220,125	116,628	497,584	266,461
Depreciation and amortization	59,279	160,858	118,157	302,058
(Gain) loss on sale of assets and other	(1,234,499)	—	565,501	—

Total costs and expenses	(581,214)	1,663,388	3,227,088	3,507,130

OPERATING INCOME (LOSS)	1,217,593	(194,034)	(736,882)	(509,164)
Income tax benefit	—	—	(191,250)	—

Income (loss) from discontinued operations	$1,217,593	$(194,034)	$(545,632)	$(509,164)

     Amounts related to the United Kingdom theatres included in the Company’s condensed consolidated balance sheet at December 31, 2003 are as follows:

Current assets	$1,262,892
Theatre properties and equipment, net	4,520,104
Current liabilities	(1,336,145)

5. Earnings Per Share

     Basic earnings per share is computed by dividing income by the weighted average number of shares of all classes of common stock outstanding during the period. Diluted earnings per share is computed by dividing income by the weighted average number of shares of common stock and potentially dilutive common equivalent shares outstanding determined under the treasury stock method. The weighted average number of shares of common stock outstanding for the three and six months ended June 30, 2004 and 2003 was 184,148. The Company does not have any options outstanding and its weighted average common and common equivalent shares outstanding for the three and six months ended June 30, 2004 and 2003 do not include options to purchase shares of Cinemark, Inc. common stock.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Stock Option Accounting

     Upon consummation of the Recapitalization on April 2, 2004, all outstanding stock options of Cinemark, Inc. immediately vested and the majority were repurchased, resulting in compensation expense of $16,245,270 recorded by the Company. The then existing stock option plans were terminated.

     Although the Company did not have any options outstanding during the periods presented, compensation expense related to outstanding options of Cinemark, Inc. has been recorded in the Company’s condensed consolidated statements of operations. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock option plans. Had compensation costs been determined based on the fair value at the date of grant for awards under the plans, consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, the Company’s net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income as reported	$1,359,730	$8,382,094	$11,293,848	$13,835,020
Compensation expense included in reported net income, net of tax	—	164,579	88,463	331,900
Compensation expense under fair value method, net of tax	—	(339,417)	(162,402)	(678,831)

Pro-forma net income	$1,359,730	$8,207,256	$11,219,909	$13,488,089

Basic and diluted earnings per share:
As reported	$7.38	$45.52	$61.33	$75.13
Pro-forma	$7.38	$44.57	$60.93	$73.25

     The weighted average fair value per share of stock options granted by Cinemark, Inc. during 2003 was $12.76 (all of which had an exercise price equal to the market value at the date of grant). No options were issued by Cinemark, Inc. under the then existing plans during the three months ended March 31, 2004.

     The fair value of each 2003 option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0 percent; an expected life of 6.5 years; expected volatility of approximately 39 percent; and a risk-free interest rate of 3.29 percent.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Goodwill and Other Intangible Assets

     No additional goodwill was recorded during the three or six months ended June 30, 2004. The Company recorded foreign currency translation adjustments to goodwill for the six months ended June 30, 2004, which resulted in a net decrease to goodwill of $183,254.

     Intangible assets consisted of the following:

	June 30,	December 31,
	2004	2003
Capitalized licensing fees	$9,000,000	$9,000,000
Other intangible assets	439,329	442,561
Less: Accumulated amortization	(1,856,811)	(1,593,430)

Amortized intangible assets	7,582,518	7,849,131
Unamortized intangible assets	16,163	16,163

Total	$7,598,681	$7,865,294

     Aggregate amortization expense of $323,514 for the six months ended June 30, 2004 consisted of $263,381 of amortization of intangible assets and $60,133 of amortization of other assets. Estimated aggregate future amortization expense for intangible assets is as follows:

For the six months ended December 31, 2004	$263,382
For the twelve months ended December 31, 2005	526,763
For the twelve months ended December 31, 2006	526,763
For the twelve months ended December 31, 2007	526,763
For the twelve months ended December 31, 2008	526,763
Thereafter	5,212,084

Total	$7,582,518

8. Asset Impairment

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

     The Company considers actual theatre level cash flow, future years budgeted theatre level cash flow, theatre property and equipment values, goodwill values, the age of a recently built theatre, competitive theatres in the marketplace, the sharing of a market with other Company theatres, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors in its assessment of impairment of individual theatre assets. Assets are evaluated for impairment on an individual theatre basis or a group of theatres that share the same marketplace, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover an asset’s carrying amount, the Company then compares the carrying value of the asset with its fair value, which is determined based on estimated undiscounted cash flows. When estimated fair value is determined to be lower than the carrying value of the asset, the asset is written down to its estimated fair value. During the six months ended June 30, 2004, the Company recorded an asset impairment charge of $1.0 million to write-down one theatre in the United States to its estimated fair value.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. Foreign Currency Translation

     The accumulated other comprehensive loss account in shareholder’s equity of $92,734,006 and $86,544,422 at June 30, 2004 and December 31, 2003, respectively, primarily relates to the cumulative foreign currency adjustments from translating the financial statements of Cinemark Argentina, S.A., Cinemark Brasil S.A. and Cinemark de Mexico, S.A. de C.V. into U.S. dollars.

     In 2003 and 2004, all foreign countries where the Company has operations, including Argentina, Brazil and Mexico were deemed non-highly inflationary. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account recorded as an increase in, or reduction of, shareholder’s equity.

     On June 30, 2004, the exchange rate for the Brazilian real was 3.11 reais to the U.S. dollar (the exchange rate was 2.89 reais to the U.S. dollar at December 31, 2003). As a result, the effect of translating the June 30, 2004 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction of shareholder’s equity of $1,482,456. At June 30, 2004, the total assets of the Company’s Brazilian subsidiaries were U.S. $60,023,108.

     On June 30, 2004, the exchange rate for the Mexican peso was 11.53 pesos to the U.S. dollar (the exchange rate was 11.20 pesos to the U.S. dollar at December 31, 2003). As a result, the effect of translating the June 30, 2004 Mexican financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction of shareholder’s equity of $2,136,630. At June 30, 2004, the total assets of the Company’s Mexican subsidiaries were U.S. $88,865,225.

10. Comprehensive Income (Loss)

     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company’s comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$1,359,730	$8,382,094	$11,293,848	$13,835,020
Foreign currency translation adjustment	(5,119,500)	6,868,190	(5,113,901)	7,713,869

Comprehensive income (loss)	$(3,759,770)	$15,250,284	$6,179,947	$21,548,889

11. Supplemental Cash Flow Information

     The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Six Months Ended
	June 30,
	2004	2003
Cash paid for interest	$25,105,366	$28,944,777
Cash paid for income taxes (net of refunds)	$13,087,033	$1,067,061

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. Financial Information About Geographic Areas

     The Company operates in one business segment as a motion picture exhibitor. The Company has operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia, which are reflected in the condensed consolidated financial statements. Below is a breakdown of select financial information by geographic area:

	Six Months Ended
	June 30,
Revenues	2004	2003
U.S. and Canada	$389,885,678	$350,520,276
Brazil	44,047,819	35,563,541
Mexico	39,538,761	33,695,235
Other foreign countries(1)	39,144,115	30,704,798
Eliminations	(805,841)	(502,486)

Total	$511,810,532	$449,981,364

	June 30,	December
Theatre Properties and Equipment, net	2004	31, 2003
U.S. and Canada	$630,625,731	$616,729,729
Mexico	57,117,978	61,893,971
Brazil	43,977,240	44,903,308
Other foreign countries(2)	44,479,376	52,353,050

Total	$776,200,325	$775,880,058

(1)	Revenues for both periods do not include results of the United Kingdom theatres, as these theatres were classified as held for sale as of March 31, 2004 and sold on April 30, 2004 and the results of operations are included as discontinued operations for all periods presented.

(2)	Amount at December 31, 2003 includes $4,520,104 for the two United Kingdom theatres that were sold on April 30, 2004.

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

14. Related Party Transactions

     The Company has paid certain fees and expenses on behalf of its parent, Cinemark, Inc., that are included in investments in and advances to affiliates on the Company’s condensed consolidated balance sheets. At June 30, 2004, the amount due from Cinemark, Inc. was $28,487. The Company also received capital contributions from Cinemark, Inc. totaling $27,613,924 during the six months ended June 30, 2004, primarily due to the Recapitalization.

     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000,000 and 3% of annual theatre revenues in excess of $50,000,000. The Company recorded $84,552 of management fee revenues and received $300,000 of distributions from Laredo during the six months ended June 30, 2004. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The Company leases one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”). Plitt Plaza is indirectly owned by Lee Roy Mitchell. Annual rent is approximately $118,000 plus certain taxes, maintenance expenses and insurance. The Company recorded $60,930 of facility lease expense payable to Plitt Plaza joint venture during the six months ended June 30, 2004.

     The Company entered into an amended and restated profit participation agreement on March 12, 2004 with its President, Alan Stock, which became effective upon consummation of the Recapitalization and amends a profit participation agreement with Mr. Stock in effect since May 2002. Under the agreement, Mr. Stock receives a profit interest in two theatres once the Company has recovered its capital investment in these theatres plus its borrowing costs. Under this agreement, operating losses and disposition losses for any year are allocated 100% to the Company. Operating profits and disposition profits for these theatres for any fiscal year are allocated first to the Company to the extent of total operating losses and losses from any disposition of these theatres. Thereafter, net cash from operations from these theatres or from any disposition of these theatres is paid first to the Company until such payments equal the Company’s investment in these theatres, plus interest, and then 51% to the Company and 49% to Mr. Stock. During the six months ended June 30, 2004, the Company recorded $240,949 in profit participation expense payable to Mr. Stock, which is included in general and administrative expense on the Company’s condensed consolidated statement of operations. The Company has paid $48,949 of this amount to Mr. Stock as of June 30, 2004. In the event that Mr. Stock’s employment is terminated without cause, profits will be distributed according to this formula without first allowing the Company to recoup its investment plus interest thereon. Upon consummation of an initial public offering of Cinemark, Inc.’s common stock, the Company will have the option to purchase Mr. Stock’s interest in the theatres for a price equal to the greater of (i) stated price reduced by any payments received during the term and (ii) 49% of adjusted theatre level cash flow multiplied by seven. The Company does not intend to enter into similar arrangements with its executive officers in the future.

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

     On April 6, 2000, the Fifth Circuit Court of Appeals issued its decision in Lara v. Cinemark, in which it rejected an interpretation by the United States Department of Justice that Section 4.33.3 imposes a “viewing angle” requirement, and held that wheelchair seating locations in the sloped-floor areas of stadium-style movie theatres that provide unobstructed views of the movie screen comply with the “lines of sight comparable” language of Section 4.33.3 as a matter of law. Lara v. Cinemark USA, Inc., 207 F.3d 783, 788-89 (5th Cir. 2000). On August 13, 2003, the Ninth Circuit Court of Appeals issued its divided decision in Stewmon v. Regal, in which the majority deferred to an interpretation by the DOJ that Section 4.33.3 imposes a “viewing angle” requirement, and held that wheelchair seating locations in the sloped-floor areas of stadium-style movie theatres did not provide comparable “viewing angles” of the movie screen and thus were unlawful. Stewmon v. Regal Cinemas, Inc., 339 F.3d 1126, 1133 (9th Cir. 2003). On November 6, 2003, the Sixth Circuit Court of Appeals issued its opinion in United States v. Cinemark, in which it deferred in part to an interpretation by the DOJ that compliance with Section 4.33.3 includes a consideration of the quality of the “viewing angle” of the movie

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

screen, but remanded the case to the district court to determine liability and remedies issues with dicta suggesting that any remedy should be given prospective application only. United States of America v. Cinemark USA, Inc., 348 F.3d 569, 579, 582-83 (6th Cir. 2003). These decisions have created three-way circuit conflicts on issues concerning interpreting federal accessibility law, deferring to the DOJ’s purported interpretations of federal accessibility law, and whether federal courts should retroactively apply such interpretations after construction of the subject facilities. Due to the circuit conflicts, the Company and Regal Cinemas filed petitions for certiorari with the United States Supreme Court, but these petitions were denied on June 28, 2004. The Company will continue to vigorously defend the Northern District of Ohio lawsuit.

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

16. Condensed Consolidating Financial Statements of Subsidiary Guarantors

     As of June 30, 2004, the Company had outstanding $10.8 million aggregate principal amount of 8 1/2% senior subordinated notes due 2008 and $342.3 million aggregate principal amount of 9% senior subordinated notes due 2013. These senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by the following subsidiaries of Cinemark USA, Inc.:

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

     The following supplemental condensed consolidating financial statements present:

     1. Condensed consolidating balance sheets as of June 30, 2004 and December 31, 2003 and condensed consolidating statements of operations and cash flows for each of the six months ended June 30, 2004 and 2003.

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

SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
JUNE 30, 2004

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,647,474	$13,761,395	63,056,284	$—	$98,465,153
Inventories	2,201,899	1,273,669	1,336,411	—	4,811,979
Accounts receivable	60,351,761	(23,255,371)	7,754,558	(29,072,712)	15,778,236
Income tax receivable	6,850,888	57,389	3,482,030	(9,037,825)	1,352,482
Prepaid expenses and other	9,886,132	518,946	1,176,730	(7,930,000)	3,651,808

Total current assets	100,938,154	(7,643,972)	76,806,013	(46,040,537)	124,059,658
THEATRE PROPERTIES AND EQUIPMENT - net	300,903,504	306,710,679	168,586,142	—	776,200,325
OTHER ASSETS
Goodwill	7,834,692	412,327	3,849,517	(196,695)	11,899,841
Investments in and advances to affiliates	462,626,657	395,916,548	803,590	(858,069,073)	1,277,722
Intangible assets, deferred charges and other - net	27,972,224	1,537,704	71,907,344	(55,521,785)	45,895,487

Total other assets	498,433,573	397,866,579	76,560,451	(913,787,553)	59,073,050

TOTAL ASSETS	$900,275,231	$696,933,286	$321,952,606	$(959,828,090)	$959,333,033

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$2,655,629	$—	$4,474,601	$—	$7,130,230
Income tax payable	4,060,776	491,485	4,485,564	(9,037,825)	—
Accounts payable and accrued expenses	73,966,990	40,513,284	42,375,277	(28,922,229)	127,933,322

Total current liabilities	80,683,395	41,004,769	51,335,442	(37,960,054)	135,063,552
LONG-TERM LIABILITIES
Long-term debt, less current portion	641,383,250	43,737,910	67,394,897	(121,967,487)	630,548,570
Deferred income taxes	9,954,701	8,249,214	(8,092,821)	—	10,111,094
Other long-term liabilities and deferrals	29,498,052	78,108,671	7,128,566	(77,920,000)	36,815,289

Total long-term liabilities	680,836,003	130,095,795	66,430,642	(199,887,487)	677,474,953
COMMITMENTS AND CONTINGENCIES	—	—	—	—	—
MINORITY INTERESTS IN SUBSIDIARIES	—	1,229,301	34,263,357	—	35,492,658
SHAREHOLDER’S EQUITY
Common stock	49,543,442	19,120	96,584,705	(96,603,825)	49,543,442
Other shareholder’s equity	89,212,391	524,584,301	73,338,460	(625,376,724)	61,758,428

Total shareholder’s equity	138,755,833	524,603,421	169,923,165	(721,980,549)	111,301,870

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$900,275,231	$696,933,286	$321,952,606	$(959,828,090)	$959,333,033

SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
SIX MONTHS ENDED JUNE 30, 2004

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUES	$234,650,315	$178,785,171	$134,646,243	$(36,271,197)	$511,810,532
COSTS AND EXPENSES
Cost of operations	200,304,617	109,578,270	96,586,558	(36,499,082)	369,970,363
General and administrative expenses	6,863,003	42,882,788	7,011,911	227,885	56,985,587
Depreciation and amortization	10,597,093	11,308,487	11,867,457	—	33,773,037
Asset impairment loss	—	1,000,000	—	—	1,000,000
Gain on sale of assets and other	(419,219)	—	(133,621)	—	(552,840)

Total costs and expenses	217,345,494	164,769,545	115,332,305	(36,271,197)	461,176,147

OPERATING INCOME	17,304,821	14,015,626	19,313,938	—	50,634,385
OTHER INCOME (EXPENSE)
Interest expense	(22,240,750)	(1,739,499)	(3,384,059)	4,982,175	(22,382,133)
Amortization of debt issue cost	(1,249,407)	—	(17,721)	—	(1,267,128)
Interest income	2,078,844	3,024,554	756,029	(4,982,175)	877,252
Foreign currency exchange gain	—	—	572,483	—	572,483
Loss on early retirement of debt	(5,576,935)	—	—	—	(5,576,935)
Equity in income (loss) of affiliates	19,111,450	9,603,301	26,417	(28,776,635)	(35,467)
Minority interests in income of subsidiaries	—	(72,819)	(3,483,737)	—	(3,556,556)

Total other income (expense)	(7,876,798)	10,815,537	(5,530,588)	(28,776,635)	(31,368,484)

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES (BENEFIT)	9,428,023	24,831,163	13,783,350	(28,776,635)	19,265,901
Income taxes (benefit)	(1,715,779)	6,411,307	2,730,893	—	7,426,421

INCOME (LOSS) FROM CONTINUING OPERATIONS	11,143,802	18,419,856	11,052,457	(28,776,635)	11,839,480
Loss from discontinued operations, net of income tax
benefit of $191,250	—	—	(545,632)	—	(545,632)

NET INCOME (LOSS)	$11,143,802	$18,419,856	$10,506,825	$(28,776,635)	$11,293,848

SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
SIX MONTHS ENDED JUNE 30, 2004

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income (loss)	$11,143,802	$18,419,856	10,506,825	$(28,776,635)	$11,293,848
Noncash items in net income (loss):
Depreciation and amortization	10,888,777	11,308,487	12,883,229	—	35,080,493
Loss on impairment of assets	—	1,000,000	—	—	1,000,000
Loss on assets held for sale	—	—	565,501	—	565,501
Gain on sale of assets and other	(419,219)	—	(133,621)	—	(552,840)
Write-off unamortized debt issue costs and debt premium/discount	897,659	—	—	—	897,659
Write-off of unearned compensation related to Recapitalization	1,595,234	—	—	—	1,595,234
Deferred lease expenses	634,127	(6,123)	(568,067)	—	59,937
Deferred income tax expenses	(9,478,447)	6,365,097	191,431	—	(2,921,919)
Equity in (income) loss of affiliates	(19,111,450)	(9,603,301)	(26,417)	28,776,635	35,467
Minority interests in income of subsidiaries	—	72,819	3,483,737	—	3,556,556
Cash provided by (used for) operating working capital	(52,388,839)	40,748,059	1,380,152	(4,829,071)	(15,089,699)

Net cash provided by (used for) operating activities	(56,238,356)	68,304,894	28,282,770	(4,829,071)	35,520,237
INVESTING ACTIVITIES
Additions to theatre properties and equipment	(12,170,743)	(21,092,559)	(12,668,813)	—	(45,932,115)
Proceeds from sale of United Kingdom theatres	—	—	2,645,812	—	2,645,812
Proceeds from sale of other theatre properties and equipment	—	—	820,841	—	820,841
Proceeds from sale of equity investment	1,250,000	—	—	—	1,250,000
Net transactions with affiliates	38,628,653	(42,899,360)	960,914	3,437,293	127,500

Net cash provided by (used for) investing activities	27,707,910	(63,991,919)	(8,241,246)	3,437,293	(41,087,962)
FINANCING ACTIVITIES
Capital contribution from parent	27,613,924	—	—	—	27,613,924
Retirement of senior subordinated notes	(111,915,000)	—	—	—	(111,915,000)
Increase in long-term debt	260,006,927	—	755,716	—	260,762,643
Decrease in long-term debt	(164,825,000)	(55,629)	(3,860,579)	—	(168,741,208)
Increase in debt issue cost	(7,622,222)	—	(15,224)	—	(7,637,446)
Change in intercompany notes	—	81,309	(1,473,087)	1,391,778	—
Increase in minority investment in subsidiaries	—	—	670,491	—	670,491
Decrease in minority investment in subsidiaries	—	(100,000)	(2,566,572)	—	(2,666,572)

Net cash provided by (used for) financing activities	3,258,629	(74,320)	(6,489,255)	1,391,778	(1,913,168)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1,373,239)	—	(1,373,239)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,271,817)	4,238,655	12,179,030	—	(8,854,132)
CASH AND CASH EQUIVALENTS:
Beginning of period	46,919,291	9,522,740	50,877,254	—	107,319,285

End of period	$21,647,474	$13,761,395	$63,056,284	$—	$98,465,153

SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 2003

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46,919,291	$9,522,740	$50,877,254	$—	$107,319,285
Inventories	1,941,400	1,158,809	1,223,478	—	4,323,687
Accounts receivable	16,099,027	18,666,355	7,337,334	(26,662,668)	15,440,048
Income tax receivable	661,332	43,600	—	(704,932)	—
Prepaid expenses and other	6,605,385	2,089,981	1,802,389	(5,021,689)	5,476,066

Total current assets	72,226,435	31,481,485	61,240,455	(32,389,289)	132,559,086
THEATRE PROPERTIES AND EQUIPMENT — net	299,179,099	297,926,605	178,774,354	—	775,880,058
OTHER ASSETS
Goodwill	7,834,692	412,327	4,024,330	(188,254)	12,083,095
Investments in and advances to affiliates	487,113,511	375,329,715	28,494,989	(888,591,111)	2,347,104
Intangible assets, deferred charges and other — net	21,958,723	1,236,729	71,838,834	(57,157,229)	37,877,057

Total other assets	516,906,926	376,978,771	104,358,153	(945,936,594)	52,307,256

TOTAL ASSETS	$888,312,460	$706,386,861	$344,372,962	$(978,325,883)	$960,746,400

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,705,629	$—	$5,039,213	$—	$6,744,842
Income tax payable	4,683,517	491,485	1,051,511	(704,932)	5,521,581
Accounts payable and accrued expenses	77,572,911	47,276,056	39,022,470	(28,211,487)	135,659,950

Total current liabilities	83,962,057	47,767,541	45,113,194	(28,916,419)	147,926,373
LONG-TERM LIABILITIES
Long-term debt, less current portion	641,412,860	43,737,910	81,904,971	(115,369,602)	651,686,139
Deferred income taxes	19,433,148	1,884,117	(8,284,252)	—	13,033,013
Other long-term liabilities and deferrals	28,480,667	73,667,100	8,642,498	(73,465,000)	37,325,265

Total long-term liabilities	689,326,675	119,289,127	82,263,217	(188,834,602)	702,044,417
COMMITMENTS AND CONTINGENCIES	—	—	—	—	—
MINORITY INTERESTS IN SUBSIDIARIES	—	1,256,482	32,675,701	—	33,932,183
SHAREHOLDER’S EQUITY
Common stock	49,546,776	25,787	96,590,704	(96,619,825)	49,543,442
Other shareholder’s equity	65,476,952	538,047,924	87,730,146	(663,955,037)	27,299,985

Total shareholder’s equity	115,023,728	538,073,711	184,320,850	(760,574,862)	76,843,427

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$888,312,460	$706,386,861	$344,372,962	$(978,325,883)	$960,746,400

SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
SIX MONTHS ENDED JUNE 30, 2003

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUES	$215,226,617	$159,125,440	$107,048,271	$(31,418,964)	$449,981,364
COSTS AND EXPENSES
Cost of operations	186,959,288	100,941,196	79,025,735	(31,680,760)	335,245,459
General and administrative expenses	1,752,786	11,967,292	5,952,888	261,796	19,934,762
Depreciation and amortization	10,725,108	10,952,463	10,855,853	—	32,533,424
Asset impairment loss	—	820,493	1,240,352	—	2,060,845
(Gain) loss on sale of assets and other	48,362	(1,040,239)	858	—	(991,019)

Total costs and expenses	199,485,544	123,641,205	97,075,686	(31,418,964)	388,783,471

OPERATING INCOME	15,741,073	35,484,235	9,972,585	—	61,197,893
OTHER INCOME (EXPENSE)
Interest expense	(26,587,025)	(2,902,912)	(3,765,749)	5,741,359	(27,514,327)
Amortization of debt issue cost	(1,010,561)	(130,329)	(30,060)	—	(1,170,950)
Interest income	2,713,017	3,181,200	930,506	(5,741,359)	1,083,364
Foreign currency exchange gain	—	—	151,199	—	151,199
Loss on early retirement of debt	(6,374,514)	(883,622)	—	—	(7,258,136)
Equity in income (loss) of affiliates	31,973,164	2,740,921	170,915	(34,735,476)	149,524
Minority interests in income of subsidiaries	—	(118,678)	(2,157,807)	—	(2,276,485)

Total other income (expense)	714,081	1,886,580	(4,700,996)	(34,735,476)	(36,835,811)

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	16,455,154	37,370,815	5,271,589	(34,735,476)	24,362,082
Income taxes	2,245,134	5,751,236	2,021,528	—	10,017,898

INCOME (LOSS) FROM CONTINUING OPERATIONS	14,210,020	31,619,579	3,250,061	(34,735,476)	14,344,184
Loss from discontinued operations, net of income tax benefit of $0	—	—	(509,164)	—	(509,164)

NET INCOME (LOSS)	$14,210,020	$31,619,579	$2,740,897	$(34,735,476)	$13,835,020

SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
SIX MONTHS ENDED JUNE 30, 2003

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES			$
Net income (loss)	$14,210,020	$31,619,579	2,740,897	$(34,735,476)	$13,835,020
Noncash items in net income (loss):
Depreciation and amortization	9,852,662	11,082,793	12,053,094	—	32,988,549
Loss on impairment of assets	—	820,493	1,240,352	—	2,060,845
(Gain) loss on sale of assets and other	48,362	(1,040,239)	858	—	(991,019)
Write-off unamortized debt issue costs and debt premium/discount	2,452,293	883,622	—	—	3,335,915
Deferred lease expenses	8,375,193	(7,536,514)	(79,675)	—	759,004
Deferred income tax expenses	(211,732)	184,883	574,900	—	548,051
Equity in (income) loss of affiliates	(31,973,164)	(2,740,921)	(170,915)	34,735,476	(149,524)
Minority interests in income of subsidiaries	—	118,678	2,157,807	—	2,276,485
Cash provided by (used for) operating working capital	(8,238,221)	1,241,817	(1,989,457)	(5,404,574)	(14,390,435)

Net cash provided by (used for) operating activities	(5,484,587)	34,634,191	16,527,861	(5,404,574)	40,272,891
INVESTING ACTIVITIES
Additions to theatre properties and equipment	(5,752,807)	(3,771,948)	(8,451,504)	—	(17,976,259)
Proceeds from sale of theatre properties and equipment	1,200	2,063,364	10,831	—	2,075,395
Net transactions with affiliates	(45,089,611)	(1,901,467)	(2,826,886)	50,042,650	224,686

Net cash provided by (used for) investing activities	(50,841,218)	(3,610,051)	(11,267,559)	50,042,650	(15,676,178)
FINANCING ACTIVITIES
Issuance of senior subordinated notes	375,225,000	—	—	—	375,225,000
Retirement of senior subordinated notes	(232,989,000)	—	—	—	(232,989,000)
Increase in long-term debt	238,508,545	—	—	—	238,508,545
Decrease in long-term debt	(328,532,229)	(74,335,900)	(5,959,549)	—	(408,827,678)
Increase in debt issue cost	(14,944,223)	—	—	—	(14,944,223)
Change in intercompany notes	16,275,000	23,050,000	5,313,076	(44,638,076)	—
Increase in minority investment in subsidiaries	—	—	3,896,860	—	3,896,860
Decrease in minority investment in subsidiaries	—	(125,000)	(150,304)	—	(275,304)

Net cash provided by (used for) financing activities	53,543,093	(51,410,900)	3,100,083	(44,638,076)	(39,405,800)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	1,737,270	—	1,737,270

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,782,712)	(20,386,760)	10,097,655	—	(13,071,817)
CASH AND CASH EQUIVALENTS:
Beginning of period	9,487,744	23,835,491	30,395,280	—	63,718,515

End of period	$6,705,032	$3,448,731	$40,492,935	$—	$50,646,698

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

     We are one of the leaders in the motion picture exhibition industry, in terms of revenues and number of screens in operation, with theatres in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other ancillary revenue streams, such as vendor marketing programs, pay phones, ATM machines and electronic video games located in some of our theatres. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Film releases during the first half of 2004 included the blockbusters The Passion of the Christ and Shrek 2, which have each generated domestic box office receipts in excess of $350 million, and Harry Potter and the Prisoner of Azkaban, which has generated domestic box office receipts in excess of $200 million. The highly anticipated sequel Spider-Man 2 was released on June 30, 2004 and is also expected to exceed $350 million in domestic box office receipts. Films scheduled for release during the second half of 2004 include action movies such as I, Robot, The Bourne Supremacy and The Village; teen-oriented films such as Princess Diaries 2 and family movies such as A Shark Tale and The Incredibles.

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

Critical Accounting Policies

     We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our condensed consolidated statements of operations:

	% of Revenues		% of Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues
Admissions	63.0%	63.2%	63.3%	63.1%
Concession	32.2	31.9	31.7	31.8
Other	4.8	4.9	5.0	5.1

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of operations	71.2%	73.8%	72.3%	74.5%
General and administrative expenses	4.8	4.2	4.9	4.4
Stock option compensation and change of control expenses	11.5	—	6.3	—
Depreciation and amortization	6.1	6.7	6.5	7.2
Asset impairment loss	—	0.8	0.2	0.5
Gain on sale of assets and other	—	(0.1)	(0.1)	(0.2)

Total costs and expenses	93.6%	85.4%	90.1%	86.4%

Operating income	6.4%	14.6%	9.9%	13.6%

Three months ended June 30, 2004 and 2003

Revenues

     Revenues for the three months ended June 30, 2004 increased to $276.7 million from $247.5 million for the three months ended June 30, 2003, representing an 11.8% increase. Attendance increased 9.0% from 44.7 million patrons for the second quarter of 2003 to 48.8 million patrons for the second quarter of 2004. The increase in attendance for the second quarter of 2004 was primarily due to quality film product, including the second quarter releases of Shrek 2, Harry Potter and the Prisoner of Azkaban, and The Day After Tomorrow and the continued success of The Passion of the Christ which was released during the first quarter. Our average ticket price was $3.57 for the second quarter of 2004 compared to $3.50 for the second quarter of 2003, an increase of 2.2%. Concession revenues per patron were $1.83 for the second quarter of 2004 compared to $1.76 for the second quarter of 2003, an increase of 3.7%. Revenues per screen increased 5.6% to $86,617 for the second quarter of 2004 from $82,011 for the second quarter of 2003.

Cost of Operations

     Cost of operations, as a percentage of revenues, decreased to 71.2% for the second quarter of 2004 from 73.8% for the second quarter of 2003. The decrease was primarily due to the 11.8% increase in revenues and the fixed nature of some of our theatre operating costs, such as components of salaries and wages expense, facility lease expense, and utilities and other costs.

     Film rentals and advertising costs decreased to 54.5% of admissions revenues for the second quarter of 2004 from 56.5% for the second quarter of 2003, in part due to the increase in international business, which generally has lower film rental rates, and also due to the long successful run of certain high-grossing films during the second quarter of 2004. Concession supplies expense increased to 16.2% of concession revenues for the second quarter of 2004 from 16.1% for the second quarter of 2003, primarily related to increased costs on certain domestic concession products and the increase in international business, which generally has higher concession supplies costs.

     Salaries and wages increased to $27.2 million for the second quarter of 2004 from $24.4 million for the second quarter of 2003 primarily due to the increase in attendance. Facility lease expense increased to $31.3 million for the second quarter of 2004 from $29.4 million for the second quarter of 2003 primarily due to new theatre openings and increased percentage rent expense. Utilities and other costs increased to $29.0 million for the second quarter of 2004 from $27.9 million for the second quarter of 2003 primarily due to increased utility rates in certain regions in which we operate.

General and Administrative Expenses

     General and administrative expenses, excluding the stock option compensation and change of control expenses related to the Recapitalization, increased to $13.2 million for the second quarter of 2004 from $10.5 million for the second quarter of 2003. The increase was primarily due to increases in salary expense, incentive bonus expense and legal fees.

     Stock option compensation expense of $16.3 million and change of control fees of $15.7 million were recorded during the second quarter of 2004 as a result of the Recapitalization. See Note 2 to the condensed consolidated financial statements.

Depreciation and Amortization

     Depreciation and amortization expense was $16.9 million for the second quarter of 2004 compared to $16.5 million for the second quarter of 2003. The increase is primarily due to an increase in our asset base due to new theatre development.

Asset Impairment Loss

     During the second quarter of 2003, we wrote down the long-lived assets of one theatre located in Mexico and one theatre located in the U.S. to their estimated fair values, which resulted in asset impairment charges of $2.1 million.

Interest Expense

     Interest costs incurred, including amortization of debt issue costs, was $11.2 million for the second quarter of 2004 compared to $14.8 million for the second quarter of 2003. The decrease is primarily due to a decrease in average outstanding debt and a reduction in average interest rates due to the refinancing transactions related to the Recapitalization. See Note 2 to the condensed consolidated financial statements.

Loss on Early Retirement of Debt

     During the second quarter of 2004, we recorded a loss on early retirement of debt of $5.6 million, which represented the write-off of unamortized debt issue costs, unamortized bond discount, tender offer repurchase costs, including premiums paid, and other fees associated with the repurchase and subsequent retirement of a portion of our 8 1/2% senior subordinated notes and a portion of our 9% senior subordinated notes related to the Recapitalization. During the second quarter of 2003, we recorded a loss on early retirement of debt of $5.6 million, which represented the write-off of unamortized debt issue costs, unamortized bond premiums/discounts, tender offer repurchase costs, including premiums paid, and other fees associated with the repurchase and subsequent retirement of a portion of our former 9 5/8% senior subordinated notes.

Income Taxes (Benefit)

     An income tax benefit of $0.5 million was recorded for the second quarter of 2004 compared to income tax expense of $6.1 million recorded for the second quarter of 2003.

Gain (Loss) from Discontinued Operations

     We recorded a gain from discontinued operations of $1.2 million during the second quarter of 2004 and a loss of $0.2 million during the second quarter of 2003. The gain recorded during the second quarter of 2004 includes the results of operations for the United Kingdom theatres and a gain on sale of the theatres, which includes the realization of approximately $1.0 in cumulative foreign currency translation adjustments that were carried as a component of shareholder’s equity prior to the sale. The loss recorded for the second quarter of 2003 represents the results of operations for the United Kingdom theatres. See Note 4 to the condensed consolidated financial statements.

Six months ended June 30, 2004 and 2003

Revenues

     Revenues for the six months ended June 30, 2004 (the “2004 period”) increased to $511.8 million from $450.0 million for the six months ended June 30, 2003 (the “2003 period”), representing a 13.7% increase. Attendance increased 9.9% from 82.7 million patrons for the 2003 period to 90.9 million patrons for the 2004 period. The increase in attendance for the 2004 period is primarily due to quality film product, including the successful release of the blockbusters The Passion of the Christ, Shrek 2 and Harry Potter and the Prisoner of Azkaban during the 2004 period. Our average ticket price was $3.56 for the 2004 period compared to $3.43 for the 2003 period, an increase of 3.8%. Concession revenues per patron were $1.79 for the 2004 period compared to $1.73 for the 2003 period, an increase of 3.5%. Revenues per screen increased 8.6% to $162,185 for the 2004 period from $149,283 for the 2003 period.

Cost of Operations

     Cost of operations, as a percentage of revenues, decreased to 72.3% for the 2004 period from 74.5% for the 2003 period. The decrease was primarily due to the 13.7% increase in revenues and the fixed nature of some of our theatre operating costs, such as components of salaries and wages expense, facility lease expense, and utilities and other costs.

     Film rentals and advertising costs decreased to 53.7% of admissions revenues for the 2004 period from 54.6% for the 2003 period, in part due to the increase in international business, which generally has lower film rental rates, and also due to the long successful run of certain high-grossing films during 2004. Concession supplies expense increased to 16.4% of concession revenues for the 2004 period from 15.7% for the 2003 period, primarily related to increased costs on certain domestic concession products and the increase in international business, which generally has higher concession supplies costs.

     Salaries and wages increased to $51.5 million for the 2004 period from $46.7 million for the 2003 period primarily due to the increase in attendance. Facility lease expense increased to $62.4 million for the 2004 period from $57.9 million for the 2003 period primarily due to new theatre openings and increased percentage rent expense. Utilities and other costs increased to $55.6 million for the 2004 period from $52.9 million for the 2003 period primarily due to increased utility rates in certain regions in which we operate.

General and Administrative Expenses

     General and administrative expenses, excluding the stock option compensation and change of control expenses related to the Recapitalization, increased to $25.0 million for the 2004 period from $19.9 million for the 2003 period. The increase was primarily due to increases in salary expense, incentive bonus expense, and legal fees.

     Stock option compensation expense of $16.3 million and change of control fees of $15.7 million were recorded during the 2004 period as a result of the Recapitalization. See Note 2 to the condensed consolidated financial statements.

Depreciation and Amortization

     Depreciation and amortization expense was $33.8 million for the 2004 period compared to $32.5 million for the 2003 period. The increase is primarily due to an increase in our asset base due to new theatre development.

Asset Impairment Loss

     During the 2004 period, we wrote down the long-lived assets of one theatre located in the U.S. to its estimated fair value, which resulted in an asset impairment charge of $1.0 million. During the 2003 period, we wrote down the long-lived assets of one theatre located in Mexico and one theatre located in the U.S. to their estimated fair values, which resulted in asset impairment charges of $2.1 million.

Interest Expense

     Interest costs incurred, including amortization of debt issue costs, was $23.6 million for the 2004 period compared to $28.7 million for the 2003 period. The decrease is primarily due to a decrease in average outstanding debt and a reduction in average interest rates due to the refinancing transactions related to the Recapitalization. See Note 2 to the condensed consolidated financial statements.

Loss on Early Retirement of Debt

     During the 2004 period, we recorded a loss on early retirement of debt of $5.6 million, which represented the write-off of unamortized debt issue costs, unamortized bond discount, tender offer repurchase costs, including premiums paid, and other fees associated with the repurchase and subsequent retirement of a portion of our 8 1/2% senior subordinated notes and a portion of our 9% senior subordinated notes related to the Recapitalization. During the 2003 period, we recorded a loss on early retirement of debt of $7.3 million, which related to the write-off of unamortized debt issue costs, unamortized bond premiums/discounts and tender offer repurchase costs, including premiums paid, and other fees associated with the retirement of certain debt agreements, including a portion of our former 9 5/8% senior subordinated notes, and the refinancing of our then existing credit facility.

Income Taxes

     Income tax expense of $7.4 million was recorded for the 2004 period compared to income tax expense of $10.0 million recorded for the 2003 period. Our effective tax rate for the 2004 period was 38.5% compared to 41.1% for the 2003 period.

Gain (Loss) from Discontinued Operations

     We recorded a loss from discontinued operations, net of income tax benefit, of $0.5 million during the 2004 period and $0.5 million during the 2003 period. The losses recorded for both periods reflect results of operations for our two United Kingdom theatres for the respective periods. Included in the loss recorded during 2004, is a loss on sale of these theatres of $0.6 million. See Note 4 to the condensed consolidated financial statements.

Liquidity and Capital Resources

Operating Activities

     We primarily collect our revenues in cash, mainly through box office receipts and the sale of concession supplies. We also continue to expand the number of theatres that provide the patron a choice of using a credit card, in place of cash, which we convert to cash in approximately three to four days. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. We typically operate with a negative working capital position for our ongoing theatre operations throughout the year, primarily because of the lack of significant inventory and accounts receivable. Cash provided by operating activities, as reflected in the condensed consolidated statements of cash flows, amounted to $35.5 million for the six months ended June 30, 2004 compared to $40.3 million for the six months ended June 30, 2003.

Investing Activities

     Our investing activities have been principally related to the development and acquisition of additional theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities, as reflected in the condensed consolidated statements of cash flows, amounted to $41.1 million for the six months ended June 30, 2004 compared to $15.7 million for the six months ended June 30, 2003. The increase in cash used for investing activities is primarily due to an increase in capital expenditures during 2004.

     We are continuing to expand our U.S. theatre circuit. We opened nine new theatres with 98 screens and added four screens to two existing theatres during the six months ended June 30, 2004, bringing our total domestic screen count to 2,389 screens (12 of which are in Canada). At June 30, 2004, we had signed commitments to open three new theatres with 42 screens in domestic markets by the end of 2004 and open seven new theatres with 78 screens in domestic markets subsequent to 2004. We estimate the remaining capital expenditures for the development of these 120 screens will be approximately $37 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

     We are also continuing to expand our international theatre circuit. We opened two new theatres with 13 screens during the six months ended June 30, 2004, bringing our total international screen count to 848 screens. We had signed commitments to open five new theatres with 35 screens in international markets by the end of 2004 and open seven new theatres with 59 screens in international markets subsequent to 2004. We estimate the remaining capital expenditures for the development of these 94 screens in international markets will be approximately $43 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

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

Financing Activities

     Cash used for financing activities, as reflected in the condensed consolidated statements of cash flows, amounted to $1.9 million for the six months ended June 30, 2004 compared to $39.4 million for the six months ended June 30, 2003. As of June 30, 2004, our long-term debt obligations, future minimum lease obligations under non-cancelable operating leases, outstanding letters of credit, obligations under employment agreements and purchase commitments for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1- 3 Years	4-5 Years	5 Years
Long-term debt	$637.7	$7.1	$11.1	$17.4	$602.1
Operating lease obligations	1,439.0	108.0	223.3	217.2	890.5
Letters of credit	0.1	0.1	—	—	—
Employment agreements	8.4	2.8	5.6	—	—
Purchase commitments [1]	84.5	49.6	34.9	—	—

Total obligations	$2,169.7	$167.6	$274.9	$234.6	$1,492.6

[1]Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of June 30, 2004.

     As of June 30, 2004, we were in full compliance with all agreements governing our outstanding debt.

Recapitalization of Cinemark, Inc.

     On March 12, 2004, our parent, Cinemark, Inc., entered into an agreement and plan of merger with a newly formed subsidiary of Madison Dearborn Partners, LLC (“Madison”). The transaction was completed on April 2, 2004, at which time the newly formed subsidiary of Madison was merged with and into Cinemark, Inc., with Cinemark, Inc. continuing as the surviving corporation. Simultaneously, an affiliate of Madison purchased shares of common stock of Cinemark, Inc. for approximately $518.3 million in cash and became the controlling stockholder of Cinemark, Inc., owning approximately 83% of Cinemark, Inc.’s capital stock. Lee Roy Mitchell, the Company’s Chief Executive Officer, and the Mitchell Special Trust collectively retained approximately 16% ownership of Cinemark, Inc.’s capital stock and certain members of management own the remaining 1%.

     On March 31, 2004, Cinemark, Inc. issued $577,173,000 aggregate principal amount at maturity of 9 ¾% senior discount notes due 2014. The gross proceeds at issuance of $360,000,115 were used to fund in part the Recapitalization. Interest on the notes accretes until March 15, 2009 up to the aggregate principal amount of $577,173,000. Cash interest will accrue and be payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2009. Due to the holding company status of Cinemark, Inc., payments of principal and interest under these notes will be dependent on loans, dividends and other payments from us to Cinemark, Inc. We have no obligation, contingent or otherwise, to pay the amounts due under the 9 ¾% senior discount notes or to make funds available to pay those amounts. The 9 ¾% senior discount notes are general, unsecured senior obligations of Cinemark, Inc. that are effectively subordinated to indebtedness and other liabilities of ours. Upon a change of control, Cinemark, Inc. would be required to make an offer to repurchase all of the 9 ¾% senior discount notes at a price equal to 101% of the accreted value of the notes plus accrued and unpaid interest, if any, through the date of purchase. At June 30, 2004, the accreted principal balance of the notes was $368,763,903.

Senior Subordinated Notes

     On March 16, 2004, we initiated a tender offer for our then outstanding $105 million aggregate principal amount 8 1/2% senior subordinated notes due 2008 and a consent solicitation to remove substantially all restrictive covenants in the indenture governing those notes. On March 25, 2004, a supplemental indenture removing substantially all of the covenants was executed and became effective on the date of the Recapitalization. On April 2, 2004, in conjunction with the Recapitalization, we redeemed $94.1 million aggregate principal amount of 8 1/2% senior subordinated notes that were tendered, pursuant to the tender offer, utilizing a portion of the proceeds from our amended senior secured credit facility.

On April 14, 2004, after the expiration of the tender offer, we redeemed an additional $50,000 aggregate principal amount of 8 1/2% senior subordinated notes that were tendered. After the expiration of the tender offer, we had outstanding $10.8 million aggregate principal amount of 8 1/2% senior subordinated notes.

     On April 6, 2004, as a result of the consummation of the Recapitalization and in accordance with the terms of the indenture governing our 9% senior subordinated notes due 2013, we made a change of control offer to purchase the 9% senior subordinated notes at a purchase price of 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, at the date of purchase. Approximately $17.8 million in aggregate principal amount of the 9% senior subordinated notes were tendered and not withdrawn in the change of control offer, which expired on May 26, 2004. Payment of the change of control price was made with available cash by us on June 1, 2004. After the expiration of the change of control offer, we had outstanding $342.3 million aggregate principal amount of 9% senior subordinated notes.

     As of June 30, 2004, we had two issues of senior subordinated notes outstanding: (1) $10.8 million aggregate principal amount of 8 1/2% senior subordinated notes due 2008; and (2) $342.3 million aggregate principal amount of 9% senior subordinated notes due 2013. Interest on each issue is payable on February 1 and August 1 of each year.

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

     On July 28, 2004, we provided notice to the holders of our remaining outstanding 8 1/2% senior subordinated notes due 2008 that we have elected to redeem all outstanding notes on August 27, 2004 at a redemption price of 102.833% of the aggregate principal amount plus accrued interest.

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

     On August 18, 2003, we amended the senior secured credit facility to provide a $165 million term loan expiring on March 31, 2008. The net proceeds of the $165 million term loan and additional borrowings under the $75 million five year revolving credit line were used to (i) repay $124.7 million of term loans outstanding under our senior secured credit facility entered into February 14, 2003 and (ii) redeem the remaining $42 million aggregate principal amount of our then outstanding 9 5/8% senior subordinated notes on September 18, 2003.

     On April 2, 2004, we amended our senior secured credit facility in connection with the Recapitalization. The amended senior secured credit facility provides for a $260 million seven year term loan and a $100 million six and one-half year revolving credit line. The net proceeds from the amended senior secured credit facility were used to repay the existing term loan of approximately $163.8 million and to redeem the approximately $94.2 million aggregate principal amount of our outstanding $105 million aggregate principal amount 8 1/2% senior subordinated notes due 2008 that were tendered pursuant to the tender offer.

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

     Our obligations under the amended senior secured credit facility are guaranteed by Cinemark, Inc., CNMK Holding, Inc. and certain of our subsidiaries and are secured by mortgages on certain fee and leasehold properties and security interests in substantially all of our personal and intangible property, including without limitation, pledges of all of our capital stock, all of the capital stock of CNMK Holding, Inc. and certain of our domestic subsidiaries and 65% of the voting stock of certain of our foreign subsidiaries.

     At June 30, 2004, there was approximately $259.4 million outstanding under the term loan and no outstanding revolver borrowings. Approximately $99.9 million was available for borrowing under the revolving credit line, giving effect to a $0.1 million letter of credit outstanding. The effective interest rate on outstanding borrowings under the senior secured credit facility at June 30, 2004 was 3.6% per annum.

Cinemark Brasil Notes Payable

     As of June 30, 2004, Cinemark Brasil S.A. had four main types of funding sources executed as follows:

     (1) Banco Nacional de Desenvolvimento Econômico e Social (“BNDES”, the Brazilian National Development Bank) credit line in the U.S. dollar equivalent in Brazilian reais of US$3.8 million executed in October 1999 with a maturity date of September 2004. Interest accrues at a BNDES basket rate, which is a multiple currency rate based on the rate at which the bank borrows, plus a spread amounting to 14.5%. At June 30, 2004, there was approximately US$0.7 million outstanding under this credit line.

     (2) BNDES credit line in the U.S. dollar equivalent in Brazilian reais of US$1.9 million executed in November 2001 with a maturity date of October 2006. Interest accrues at a BNDES basket rate plus a spread amounting to 13.8%. At June 30, 2004, there was approximately US$1.1 million outstanding under this credit line.

     (3) Project developer financing executed with two engineering companies in September 2000 in the amount of US$1.8 million with a maturity date of September 2005. Interest accrues at a rate of TJLP+5% (Taxa de Juros de Longo Prazo (a long-term interest rate published by the Brazilian government)). At June 30, 2004, there was approximately US$0.5 million outstanding under this financing arrangement.

     (4) Project developer financing executed with a mall developer in February 2004 in the amount of US$0.7 million with a maturity date of February 2009. Interest accrues at a rate of TJLP + 5.5% (Taxa de Juros de Longo Prazo (a long-term interest rate published by the Brazilian government)). At June 30, 2004, there was approximately US$0.7 million outstanding under this financing arrangement.

     These sources are secured by a variety of instruments, including comfort letters from Cinemark International, L.L.C., promissory notes for up to 130% of the value, a revenue reserve account and equipment collateral. As of June 30, 2004, an aggregate of US$3.0 million was outstanding.

Cinemark Chile Note Payable

     On March 26, 2002, Cinemark Chile S.A. entered into a Debt Acknowledgment, Rescheduling and Joint Guarantee and Co-Debt Agreement with Scotiabank Sud Americano and three local banks. Under this agreement, Cinemark Chile S.A. borrowed the U.S. dollar equivalent of approximately $10.6 million in Chilean pesos (adjusted for inflation pursuant to the Unidades de Fomento). Cinemark Chile S.A. is required to make 24 equal quarterly installments of principal plus accrued and unpaid interest, commencing March 27, 2002. The indebtedness is secured by a first priority commercial pledge of the shares of Cinemark Chile S.A., a chattel mortgage over Cinemark Chile’s personal property and by a guarantee issued by Cinemark International, L.L.C. The agreement requires Cinemark Chile S.A. to maintain certain financial ratios and contains other restrictive covenants typical for agreements of this type such as a limitation on dividends. Funds borrowed under this agreement bear interest at the 90 day TAB Banking rate (360 day TAB Banking rate with respect to one of the four banks) as published by the Association of Banks and Financial Institutions Act plus 2%. At June 30, 2004, US$6.7 million was outstanding under this agreement.

Cinemark Brasil Purchase

     As a result of the Recapitalization, Cinemark, Inc. provided notice to its Brazilian partners (i) that its then existing stockholders no longer own more than 25% of Cinemark, Inc.’s common stock and (ii) that Lee Roy Mitchell has sold certain of his shares of Cinemark, Inc.’s common stock for cash. The Brazilian partners have exercised their option to cause Cinemark, Inc. or one of its designees to purchase shares of common stock of Cinemark Brasil S.A. owned by the Brazilian partners. The purchase price shall be determined through an appraisal process conducted by up to three approved investment banks. Cinemark, Inc. and the Brazilian partners have each received appraisals from investment banks and are currently negotiating the price per share for the common stock of Cinemark Brasil S.A. If Cinemark, Inc. and the Brazilian partners are unable to agree upon a price, a third investment bank will be retained to determine the price per share of the common stock of Cinemark Brasil S.A. We are unable to predict at this time what the purchase price will be. We expect that the purchase will be financed through additional borrowings or with available cash.

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

Interest Rate Risk

     An increase or decrease in interest rates would affect interest costs relating to our variable rate debt facilities. We and our subsidiaries are currently parties to variable rate debt facilities. At June 30, 2004, we had an aggregate of $271.1 million of variable rate debt outstanding under these facilities. Based on the interest rate levels in effect on the variable rate debt outstanding at June 30, 2004, a 100 basis point increase in market interest rates would not increase our annual interest expense by a material amount. Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

     The tables below provide information about our fixed rate and variable rate long-term debt agreements as of June 30, 2004 and December 31, 2003:

Expected Maturity As of June 30, 2004
(in millions)

	June 30,
									Average
								Fair	Interest
	2005	2006	2007	2008	2009	Thereafter	Total	Value	Rate
Fixed rate	$—	$0.1	$—	$—	$10.8	$355.7	$366.6	$368.9	9.0%
Variable rate	7.1	5.9	5.1	3.9	2.7	246.4	271.1	270.8	3.8%

Total debt	$7.1	$6.0	$5.1	$3.9	$13.5	$602.1	$637.7	$639.7

Expected Maturity As of December 31, 2003
(in millions)

	December 31,
									Average
								Fair	Interest
	2004	2005	2006	2007	2008	Thereafter	Total	Value	Rate
Fixed rate	$0.1	$—	$0.1	$—	$104.5	$374.2	$478.9	$474.4	8.9%
Variable rate	6.6	6.9	4.4	121.8	39.8	—	179.5	179.2	4.1%

Total debt	$6.7	$6.9	$4.5	$121.8	$144.3	$374.2	$658.4	$653.6

Foreign Currency Exchange Rate Risk

     We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally accepted accounting principles in the U.S. require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, generally accepted accounting principles in the U.S. require that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations result in us reporting exchange gains (losses) or foreign currency translation adjustments relating to our international subsidiaries depending on the inflationary environment of the country in which we operate. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. Principally all the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Based upon our equity ownership in our international subsidiaries as of June 30, 2004, holding everything else constant, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the net fair value of our investments in our international subsidiaries by approximately $7 million.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 5. Other Information

Page
Supplemental Schedules specified by the senior subordinated notes Indenture:
Condensed Consolidating Balance Sheets (unaudited) as of June 30, 2004	36
Condensed Consolidating Statements of Operations (unaudited) for the six months ended June 30, 2004	37
Condensed Consolidating Statements of Cash Flows (unaudited) for the six months ended June 30, 2004	38

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF JUNE 30, 2004
(Unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$65,190,339	$33,274,814	$—	$98,465,153
Inventories	4,055,790	756,189	—	4,811,979
Accounts receivable	12,285,426	4,088,342	(595,532)	15,778,236
Income tax receivable	433,901	918,581	—	1,352,482
Prepaid expenses and other	2,860,680	791,128	—	3,651,808

Total current assets	84,826,136	39,829,054	(595,532)	124,059,658
THEATRE PROPERTIES AND EQUIPMENT - net	700,983,591	75,216,734	—	776,200,325
OTHER ASSETS
Goodwill	8,050,324	3,849,517	—	11,899,841
Investments in and advances to affiliates	145,545,709	806,169	(145,074,156)	1,277,722
Intangible assets, deferred charges and other - net	38,676,135	7,219,352	—	45,895,487

Total other assets	192,272,168	11,875,038	(145,074,156)	59,073,050

TOTAL ASSETS	$978,081,895	$126,920,826	$(145,669,688)	$959,333,033

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$2,840,871	$4,289,359	$—	$7,130,230
Accounts payable and accrued expenses	110,174,627	18,328,685	(569,990)	127,933,322

Total current liabilities	113,015,498	22,618,044	(569,990)	135,063,552
LONG-TERM LIABILITIES
Senior credit agreements	257,136,627	6,942,923	—	264,079,550
Senior subordinated notes	366,469,020	—	—	366,469,020
Deferred lease expenses	25,828,719	1,883,920	—	27,712,639
Deferred gain on sale leasebacks	3,823,740	—	—	3,823,740
Deferred income taxes	10,156,707	(45,613)	—	10,111,094
Deferred revenues and other long-term liabilities	762,222	4,516,688	—	5,278,910

Total long-term liabilities	664,177,035	13,297,918	—	677,474,953
COMMITMENTS AND CONTINGENCIES	—	—	—	—
MINORITY INTERESTS IN SUBSIDIARIES	11,518,437	23,974,221	—	35,492,658
SHAREHOLDER’S EQUITY
Class A common stock, $.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	15	2,000	(2,000)	15
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and outstanding	49,543,427	—	—	49,543,427
Additional paid-in-capital	42,408,865	145,097,698	(145,097,698)	42,408,865
Retained earnings	177,815,319	(41,498,860)	—	136,316,459
Treasury stock, 57,245 Class B shares at cost	(24,232,890)	—	—	(24,232,890)
Accumulated other comprehensive loss	(56,163,811)	(36,570,195)	—	(92,734,006)

Total shareholder’s equity	189,370,925	67,030,643	(145,099,698)	111,301,870

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$978,081,895	$126,920,826	$(145,669,688)	$959,333,033

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the Senior Subordinated Notes.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(Unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
REVENUES	$437,902,895	$74,554,076	$(646,439)	$511,810,532
COSTS AND EXPENSES
Cost of operations	314,718,859	55,897,943	(646,439)	369,970,363
General and administrative expenses	52,247,126	4,738,461	—	56,985,587
Depreciation and amortization	27,226,918	6,546,119	—	33,773,037
Asset impairment loss	1,000,000	—	—	1,000,000
Gain on sale of assets and other	(339,173)	(213,667)	—	(552,840)

Total costs and expenses	394,853,730	66,968,856	(646,439)	461,176,147

OPERATING INCOME	43,049,165	7,585,220	—	50,634,385
OTHER INCOME (EXPENSE)
Interest expense	(21,857,501)	(524,632)	—	(22,382,133)
Amortization of debt issue cost	(1,256,546)	(10,582)	—	(1,267,128)
Interest income	423,651	453,601	—	877,252
Foreign currency exchange gain	466,529	105,954	—	572,483
Loss on early retirement of debt	(5,576,935)	—	—	(5,576,935)
Equity in income (loss) of affiliates	(61,884)	26,417	—	(35,467)
Minority interests in income of subsidiaries	(1,018,577)	(2,537,979)	—	(3,556,556)

Total other expenses	(28,881,263)	(2,487,221)	—	(31,368,484)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	14,167,902	5,097,999	—	19,265,901
Income taxes	6,123,980	1,302,441	—	7,426,421

INCOME FROM CONTINUING OPERATIONS	8,043,922	3,795,558	—	11,839,480
Loss from discontinued operations, net of income tax benefit of $191,250	(545,632)	—	—	(545,632)

NET INCOME	$7,498,290	$3,795,558	$—	$11,293,848

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the Senior Subordinated Notes.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(Unaudited)

	Restricted	Unrestricted
	Group	Group		Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$7,498,290	$3,795,558		$—	$11,293,848
Noncash items in net income:
Depreciation	26,936,652	6,512,871		—	33,449,523
Depreciation — assets held for sale	118,157	—		—	118,157
Amortization of intangible and other assets	290,266	33,248		—	323,514
Amortization of foreign advanced rents	495,763	384,131		—	879,894
Amortized compensation — stock options	145,021	—		—	145,021
Amortization of debt issue costs	1,256,546	10,582		—	1,267,128
Amortization of gain on sale leasebacks	(182,960)	—		—	(182,960)
Amortization of debt discount and premium	(754,526)	—		—	(754,526)
Amortization of deferred revenues	(165,258)	—		—	(165,258)
Loss on impairment of assets	1,000,000	—		—	1,000,000
Loss on assets held for sale	565,501	—		—	565,501
Gain on sale of assets and other	(339,174)	(213,666)		—	(552,840)
Write-off unamortized debt issue costs and debt discount and premium related to the early retirement of debt	897,659	—		—	897,659
Write-off of unearned compensation related to the Recapitalization	1,595,234	—		—	1,595,234
Deferred lease expenses	561,473	(501,536)		—	59,937
Deferred income tax expenses	(3,108,994)	187,075		—	(2,921,919)
Equity in (income) loss of affiliates	61,884	(26,417)		—	35,467
Minority interests in income of subsidiaries	1,018,577	2,537,979		—	3,556,556
Cash provided by (used for) operating working capital	(18,438,025)	3,348,326	—		(15,089,699)

Net cash provided by operating activities	19,452,086	16,068,151		—	35,520,237
INVESTING ACTIVITIES
Additions to theatre properties and equipment	(37,122,538)	(8,809,577)		—	(45,932,115)
Proceeds from sale of United Kingdom theatres	2,645,812	—		—	2,645,812
Proceeds from sale of other theatre properties and equipment	290,957	529,884		—	820,841
Proceeds from sale of equity investment	1,250,000	—		—	1,250,000
Dividends/capital returned from affiliates	127,500	—		—	127,500

Net cash used for investing activities	(32,808,269)	(8,279,693)		—	(41,087,962)
FINANCING ACTIVITIES
Capital contribution from parent	27,613,924	—		—	27,613,924
Retirement of senior subordinated notes	(111,915,000)	—		—	(111,915,000)
Increase in long-term debt	260,006,927	755,716		—	260,762,643
Decrease in long-term debt	(166,354,243)	(2,386,965)		—	(168,741,208)
Increase in debt issue cost	(7,622,222)	(15,224)		—	(7,637,446)
Increase in minority investment in subsidiaries	610,647	59,844		—	670,491
Decrease in minority investment in subsidiaries	(365,259)	(2,301,313)		—	(2,666,572)

Net cash provided by (used for) financing activities	1,974,774	(3,887,942)		—	(1,913,168)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(546,614)	(826,625)		—	(1,373,239)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,928,023)	3,073,891		—	(8,854,132)
CASH AND CASH EQUIVALENTS:
Beginning of period	77,118,362	30,200,923		—	107,319,285

End of period	$65,190,339	$33,274,814		$—	$98,465,153

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the Senior Subordinated Notes.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

2	Share Exchange Agreement dated as of May 17, 2002 by and among Cinemark, Inc., Cinemark USA, Inc. and the shareholders signature thereto incorporated by reference from Amendment 2 to Cinemark Inc.’s Registration Statement on Forms S-1 (File No. 333-88618) filed June 28, 2002.

3.1	Amended and Restated Articles of Incorporation of the Company filed with the Texas Secretary of State on June 3, 1992 (incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

3.2(a)	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 033-47040) filed April 9, 1992).

3.2(b)	Amendment to Bylaws of the Company dated March 12, 1996 (incorporated by reference to Exhibit 3.2(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 6, 1997).

4.2(a)	Indenture dated January 14, 1998 between the Company and U.S. Trust Company of Texas, N.A. governing the 8 1/2% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-45417) filed February 2, 1998).

4.2(b)	First Supplemental Indenture dated as of February 11, 2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A., as successor trustee to U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 (g) to the Company’s Registration Statement on Form S-4 (File No. 333-104940) filed May 2, 2003).

4.2(c)	Second Supplemental Indenture dated as of March 25, 2004 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.2(c) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

4.2(d)	Indenture dated February 11, 2003 between the Company and The Bank of New York Trust Company of Florida, N.A. governing the 9% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 19, 2003).

4.2(e)	First Supplemental Indenture dated as of May 7, 2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(i) to the Company’s Registration Statement on Form S-4 (File No. 333-104940) filed May 28, 2003).

4.2(f)	Form of 8 1/2% Note (contained in the Indenture listed as Exhibit 4.2(f) above) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-45417) filed February 2, 1998).

4.2(g)	Form of 9% Note (contained in the Indenture listed as Exhibit 4.2(h) above) (incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K (File 033-47040) filed March 19, 2003).

10.1(a)	Management Agreement, dated as of July 28, 1993, between the Company and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.1(a) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed May 17, 2002).

10.1(b)	Management Agreement, dated as of September 10, 1992, between Cinemark USA, Inc. and Cinemark de Mexico (incorporated by reference to Exhibit 10.8 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1994).

10.1(c)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and the Company (incorporated by reference to Exhibit 10.14(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1994).

10.1(d)	First Amendment to Management Agreement of Laredo Theatre, Ltd. effective as of December 10, 2003, between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

10.1(e)	Management Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and the Company (incorporated by reference to Exhibit 10.4(i) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.1(f)	First Amendment to Management Agreement of Cinemark Partners II, Ltd. dated as of January 5, 1998 by and between Cinemark USA, Inc. and Cinemark Partners II, Ltd. (incorporated by reference to Exhibit 10.1(f) to Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004.

10.1(g)	Management Services Agreement dated April 10, 2003 between Greeley Partners L.P. and CNMK Texas Properties, Ltd. (incorporated by reference to Exhibit 10.1(g) to Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

10.2	Amended and Restated Agreement to Participate in Profits and Losses, dated as of March 12, 2004, between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.3(a)	License Agreement, dated December 10, 1993, between Laredo Joint Venture and the Company (incorporated by reference to Exhibit 10.14(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1994).

10.3(b)	License Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and the Company (incorporated by reference to Exhibit 10.10(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.4(a)	Tax Sharing Agreement, between the Company and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc. ), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.4(b)	Tax Sharing Agreement, dated as of July 28, 1993, between the Company and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1993).

10.5(a)	Indemnification Agreement, between the Company and Lee Roy Mitchell, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(a) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(b)	Indemnification Agreement, between the Company and Tandy Mitchell, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(c)	Indemnification Agreement, between the Company and Alan Stock, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(d) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(d)	Indemnification Agreement, between the Company and W. Bryce Anderson, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(f) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(e)	Indemnification Agreement, between the Company and Sheldon I. Stein, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(g) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(f)	Indemnification Agreement, between the Company and Heriberto Guerra, dated as of December 3, 1993 (incorporated by reference to Exhibit 10.23(f) to the Company’s Annual Report on Form 10-K (File No. 033-11895) filed September 13, 1996).

10.7(a)	Senior Secured Credit Agreement dated December 4, 1995 among Cinemark International, L.L.C. (f/k/a Cinemark II, Inc., Cinemark Mexico (USA) and Cinemark de Mexico (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed April 1, 1996).

10.7(b)	First Amendment to Senior Secured Credit Agreement, dated as of September 30, 1996, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(b) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.7(c)	Second Amendment to Senior Secured Credit Agreement, dated as of September 28, 2000, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(c) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.14(a)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.14(a) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.14(b)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Alan Stock (incorporated by reference to Exhibit 10.14(b) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.14(c)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tim Warner (incorporated by reference to Exhibit 10.14(c) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.14(d)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.14(d) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.14(e)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.14(e) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.14(f)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tandy Mitchell (incorporated by reference to Exhibit 10.14(f) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.15	Amended and Restated Credit Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings, Inc., the Company, the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Legal Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.16	Amended and Restated Guaranty and Collateral Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings Inc., the Company and certain of it subsidiaries in favor of Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

*31.1	Certification of Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith.

b)	Reports on Form 8-K

     On April 15, 2004, the Company filed on Form 8-K, reporting under Item 9, a press release announcing it has accepted for purchase and payment the remainder of the $105 million aggregate principal amount of the 8 1/2% Senior Subordinated Notes due 2008 that were tendered and not withdrawn pursuant to the tender offer.

     On May 19, 2004, the Company filed on Form 8-K, reporting under Item 7 and Item 9, a press release announcing our operating results for the thee months ended March 31, 2004.

     On May 28, 2004, the Company filed on Form 8-K, reporting under Item 9, a press release announcing its acceptance for purchase and payment, pursuant to the change of control offer, any and all outstanding 9% Senior Subordinated Notes due 2013 that were tendered and not withdrawn.

     On August 2, 2004, the Company filed on Form 8-K, reporting under Item 9, a press release announcing the redemption of its remaining outstanding 8 1/2% Senior Subordinated Notes due 2008.

     On August 5, 2004, the Company filed on Form 8-K, reporting under Item 7 and Item 9, a press release announcing our operating results for the three and six months ended June 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK USA, INC.
Registrant
DATE: August 5, 2004
/s/Alan W. Stock
Alan W. Stock
President

/s/ Robert Copple
Robert Copple Chief Financial Officer

EXHIBIT INDEX

2	Share Exchange Agreement dated as of May 17, 2002 by and among Cinemark, Inc., Cinemark USA, Inc. and the shareholders signature thereto incorporated by reference from Amendment 2 to Cinemark Inc.’s Registration Statement on Forms S-1 (File No. 333-88618) filed June 28, 2002.

3.1	Amended and Restated Articles of Incorporation of the Company filed with the Texas Secretary of State on June 3, 1992 (incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

3.2(a)	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 033-47040) filed April 9, 1992).

3.2(b)	Amendment to Bylaws of the Company dated March 12, 1996 (incorporated by reference to Exhibit 3.2(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 6, 1997).

4.2(a)	Indenture dated January 14, 1998 between the Company and U.S. Trust Company of Texas, N.A. governing the 8 1/2% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-45417) filed February 2, 1998).

4.2(b)	First Supplemental Indenture dated as of February 11, 2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A., as successor trustee to U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 (g) to the Company’s Registration Statement on Form S-4 (File No. 333-104940) filed May 2, 2003).

4.2(c)	Second Supplemental Indenture dated as of March 25, 2004 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.2(c) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

4.2(d)	Indenture dated February 11, 2003 between the Company and The Bank of New York Trust Company of Florida, N.A. governing the 9% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 19, 2003).

4.2(e)	First Supplemental Indenture dated as of May 7, 2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(i) to the Company’s Registration Statement on Form S-4 (File No. 333-104940) filed May 28, 2003).

4.2(f)	Form of 8 1/2% Note (contained in the Indenture listed as Exhibit 4.2(f) above) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-45417) filed February 2, 1998).

4.2(g)	Form of 9% Note (contained in the Indenture listed as Exhibit 4.2(h) above) (incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K (File 033-47040) filed March 19, 2003).

10.1(a)	Management Agreement, dated as of July 28, 1993, between the Company and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.1(a) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed May 17, 2002).

10.1(b)	Management Agreement, dated as of September 10, 1992, between Cinemark USA, Inc. and Cinemark de Mexico (incorporated by reference to Exhibit 10.8 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1994).

10.1(c)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and the Company (incorporated by reference to Exhibit 10.14(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1994).

10.1(d)	First Amendment to Management Agreement of Laredo Theatre, Ltd. effective as of December 10, 2003, between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

10.1(e)	Management Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and the Company (incorporated by reference to Exhibit 10.4(i) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.1(f)	First Amendment to Management Agreement of Cinemark Partners II, Ltd. dated as of January 5, 1998 by and between Cinemark USA, Inc. and Cinemark Partners II, Ltd. (incorporated by reference to Exhibit 10.1(f) to Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004.

10.1(g)	Management Services Agreement dated April 10, 2003 between Greeley Partners L.P. and CNMK Texas Properties, Ltd. (incorporated by reference to Exhibit 10.1(g) to Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

10.2	Amended and Restated Agreement to Participate in Profits and Losses, dated as of March 12, 2004, between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.3(a)	License Agreement, dated December 10, 1993, between Laredo Joint Venture and the Company (incorporated by reference to Exhibit 10.14(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1994).

10.3(b)	License Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and the Company (incorporated by reference to Exhibit 10.10(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.4(a)	Tax Sharing Agreement, between the Company and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc. ), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.4(b)	Tax Sharing Agreement, dated as of July 28, 1993, between the Company and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1993).

10.5(a)	Indemnification Agreement, between the Company and Lee Roy Mitchell, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(a) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(b)	Indemnification Agreement, between the Company and Tandy Mitchell, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(c)	Indemnification Agreement, between the Company and Alan Stock, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(d) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(d)	Indemnification Agreement, between the Company and W. Bryce Anderson, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(f) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(e)	Indemnification Agreement, between the Company and Sheldon I. Stein, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(g) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(f)	Indemnification Agreement, between the Company and Heriberto Guerra, dated as of December 3, 1993 (incorporated by reference to Exhibit 10.23(f) to the Company’s Annual Report on Form 10-K (File No. 033-11895) filed September 13, 1996).

10.7(a)	Senior Secured Credit Agreement dated December 4, 1995 among Cinemark International, L.L.C. (f/k/a Cinemark II, Inc., Cinemark Mexico (USA) and Cinemark de Mexico (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed April 1, 1996).

10.7(b)	First Amendment to Senior Secured Credit Agreement, dated as of September 30, 1996, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(b) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.7(c)	Second Amendment to Senior Secured Credit Agreement, dated as of September 28, 2000, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(c) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.14(a)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.14(a) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.14(b)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Alan Stock (incorporated by reference to Exhibit 10.14(b) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.14(c)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tim Warner (incorporated by reference to Exhibit 10.14(c) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.14(d)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.14(d) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.14(e)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.14(e) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.14(f)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tandy Mitchell (incorporated by reference to Exhibit 10.14(f) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.15	Amended and Restated Credit Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings, Inc., the Company, the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Legal Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.16	Amended and Restated Guaranty and Collateral Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings Inc., the Company and certain of it subsidiaries in favor of Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

*31.1	Certification of Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith.