Form 10-K
period 2004-12-31
CINEMARK USA INC /TX
filed 2005-03-29
CIK 885975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

Yes ☑	No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☑

     As of February 28, 2005, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.

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

PART I

Item 1. Business

The Company

     Cinemark USA, Inc. and subsidiaries are leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation. We are a Texas corporation founded in 1987 by our Chairman and Chief Executive Officer, Lee Roy Mitchell, and have grown primarily through targeted worldwide new theatre development. As of December 31, 2004, we operated an aggregate of 3,172 screens in 292 theatres located in 32 states, Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. We have 2,832 screens in 254 first run theatres and 340 screens in 38 discount theatres. Our overall ratio of screens to theatres is 10.9 to 1. Any references to North America or domestic operations contained in this report refer to the U.S. and Canada.

     We are a wholly-owned subsidiary of Cinemark, Inc. On March 12, 2004, Cinemark, Inc. entered into an agreement and plan of merger with a newly formed subsidiary of Madison Dearborn Partners, LLC (“Madison”). The transaction was completed on April 2, 2004, at which time the newly formed subsidiary of Madison was merged with and into Cinemark, Inc., with Cinemark, Inc. continuing as the surviving corporation. Simultaneously, an affiliate of Madison purchased shares of common stock of Cinemark, Inc. and became the controlling stockholder of Cinemark, Inc., owning approximately 83% of Cinemark, Inc.’s capital stock. Lee Roy Mitchell, our Chief Executive Officer, and the Mitchell Special Trust collectively retained approximately 16% ownership of Cinemark, Inc.’s capital stock with certain members of management owning the remaining 1%. Since April 2, 2004, Madison sold approximately 10% of its stock in Cinemark, Inc. to outside investors. As of the date of this report, Madison owned approximately 75% of the capital stock of Cinemark, Inc., outside investors owned approximately 8%, Lee

Roy Mitchell and the Mitchell Special Trust owned approximately 16% and certain members of management owned the remaining 1%.

     Our principal executive offices are at 3900 Dallas Parkway, Suite 500, Plano, Texas 75093. Our telephone number is (972) 665-1000. We maintain a corporate website at www.cinemark.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments, are available on our website free of charge under the heading “Company/Employment – Investor Relations” as soon as practicable after such reports are filed or furnished electronically to the Securities and Exchange Commission. Copies can also be obtained by mail from the Public Reference Section of the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. You may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.

Description of Business

     We are one of the leaders in the motion picture exhibition industry, in terms of both revenues and the number of screens in operation. We believe we operate one of the most modern theatre circuits in the industry, with 2,088 screens (or 66% of our 3,172 screens) having been built by us since 1996. We had total revenues of $1,024.2 million, operating income of $121.9 million and net income of $44.6 million for the year ended December 31, 2004. During the year ended December 31, 2004, we reduced our long-term debt by $31.5 million. Our scale and geographic diversity within North America and Latin America has allowed us to maintain consistent revenue growth. We have increased total revenues by a compound annual growth rate of 6.8% since the beginning of 2000. Our North American theatres, located in 32 states and one Canadian province, are primarily located in mid-sized domestic markets, including suburbs of major metropolitan areas. We believe these markets are generally less competitive and generate high, stable margins. Our theatres outside of North America are primarily located in major Latin American metropolitan markets, which we believe are generally underscreened and have significant growth potential.

Domestic Developments

     During 2004, we opened 11 new theatres with 132 screens and added four screens to existing theatres. As of December 31, 2004, we operated 2,303 screens in 191 theatres in North America. We operated 1,963 screens in 153 first run theatres (12.8 screens per theatre) and 340 screens in 38 discount theatres (8.9 screens per theatre). Our overall ratio of screens to theatres in North America is 12.1 to 1. All but one theatre, with 12 screens located in Vancouver, Canada, are located in the U.S. Approximately 71% of our first run screens in North America feature stadium seating.

International Developments

     During 2004, we opened six new theatres with 43 screens. As of December 31, 2004, we operated 869 screens in 101 first run theatres in Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. All of our international theatres are first run theatres. Our ratio of screens to theatres in these international markets is 8.6 to 1. All of our international theatres have been built by us since 1993, which we believe makes our international operations among the most modern in the international market. Approximately 78% of our international screens feature stadium seating.

Competitive Strategy

     We believe our operating philosophy provides us with a competitive advantage. We will continue to focus on the following key components of our business plan.

     Focus on Less Competitive Domestic Markets and Target Profitable, High Growth International Markets. We will continue to seek growth opportunities in underserved, mid-sized domestic markets and major international metropolitan areas, by building or acquiring modern theatres that meet our strategic, financial and demographic criteria.

     Maximize Profitability Through Continued Focus on Operational Excellence. We will continue to focus on achieving operational excellence while controlling theatre operating costs. We believe that our operating efficiency is evidenced by our high operating margins.

     Pursue Additional Revenue Opportunities. We will continue to pursue additional growth opportunities by developing and expanding other revenue streams such as advertising. We offer advertisers national, regional and local coverage in a variety of formats to reach our patrons, which numbered approximately 179.3 million during the year ended December 31, 2004. We continue to explore additional revenue sources such as digital video monitor advertising, third party branding, and the use of theatres for non-film events. We have used theatres during non-peak hours for simulcast concerts, pay-per-view sporting events, corporate meetings and cultural events.

Competitive Strengths

     We believe the following strengths allow us to compete effectively:

     Strong Balance Sheet with Significant Cash Flow. Our business strategy and disciplined building program allowed us to generate $121.9 million of operating income for the year ended December 31, 2004. During the year ended December 31, 2004, we reduced our long-term debt by $31.5 million.

     Focused Philosophy Resulting in Strong Financial Performance. We focus on negotiating favorable theatre property economics, providing a superior viewing experience and controlling both corporate and theatre operating costs. As a result of this philosophy, we generated $44.6 million of net income for the year ended December 31, 2004.

     Strong Management Team. Led by Mr. Mitchell, our management team has an average of approximately 21 years of theatre operating experience and a proven track record of superior performance. The team has successfully navigated us through many industry cycles. Mr. Mitchell and the other members of our management team retained their positions after the Recapitalization.

     Selective Building in Less Competitive Domestic Markets and Heavily Populated International Markets.

     Less Competitive Domestic Markets: We have historically built modern theatres in mid-sized U.S. markets, including suburbs of major metropolitan areas, which we believe were underserved. We believe our targeting of these markets, together with the high quality of our theatre circuit, has protected us from the negative financial impact of overbuilding and reduces the risk of competition from new entrants. As the sole exhibitor in approximately 85% of the first run film zones in which we operate, we have maximum access to film product. This enables us to select the films that we believe will deliver the highest returns in those markets.

     Heavily Populated, High Growth International Markets: We have directed our activities in international markets primarily toward Latin America due to the growth potential in these markets. We have successfully established a significant presence in most of the major cities in Latin America with theatres in twelve of the fifteen largest metropolitan areas. We generally fund our operating and capital expenditures in local currencies, thereby matching our expenses with revenues. We have also geographically diversified our international portfolio in an effort to balance risk and become one of the predominant Pan American motion picture exhibition companies.

     Modern Theatre Circuit. We have built our modern theatre circuit primarily through targeted worldwide new theatre development, which we believe provides a preferred destination for moviegoers in our markets. Since 1996, we have built 2,088 screens, or 66% of our total screen count. Our ratio of screens to theatres is one of the highest in the industry: 12.1 to 1 in North America and 8.6 to 1 internationally. Approximately 71% of our North America first run screens and 78% of our international screens feature stadium seating.

Motion Picture Industry Overview

     Domestic Markets

     The U.S. motion picture exhibition industry has enjoyed revenue growth at a compound annual growth rate of 6.3% from 1995 to 2004, according to the Motion Picture Association of America. In 2002, single year U.S. motion picture box office revenues exceeded the $9.0 billion mark for the first time in history, reaching a total of $9.52 billion. U.S. box office revenues for 2004 reached an all time high at $9.54 billion. The strong U.S. box office performance over the past decade has been primarily driven by an increase in attendance and steady increases in average ticket prices. Other factors contributing to the continued success of the industry include a strong movie slate, the improvement of theatre circuits resulting from the creation of modern multiplex formats, the screen rationalization during 2001 and 2002, and the improved timing of film releases. During 2004, one film grossed over $400 million, two films grossed over $350 million, two films grossed over $200 million and 16 films grossed over $100 million in the U.S.

     The following table represents the results of a survey by Motion Picture Association of America Worldwide Market Research outlining the historical trends in U.S. theatre attendance, average ticket prices and box office sales for the last ten years.

					U.S. Box Office
Year	U.S. Attendance	% Change Since 1995	Average Ticket Price	% Change Since 1995	Sales	% Change Since 1995
	(in millions)				($ in millions)
1995	1,263	—	$4.35	—	$5,493	—
1996	1,339	6.0%	$4.42	1.6%	$5,912	7.6%
1997	1,388	9.9%	$4.59	5.5%	$6,366	15.9%
1998	1,481	17.3%	$4.69	7.8%	$6,949	26.5%
1999	1,465	16.0%	$5.08	16.8%	$7,448	35.6%
2000	1,421	12.5%	$5.39	23.9%	$7,661	39.5%
2001	1,487	17.7%	$5.66	30.1%	$8,413	53.2%
2002	1,639	29.8%	$5.81	33.6%	$9,520	73.3%
2003	1,574	24.6%	$6.03	38.6%	$9,489	72.7%
2004	1,536	21.6%	$6.21	42.8%	$9,539	73.7%

     International Markets

     The international motion picture exhibition industry has also grown significantly over the past several years. According to the Motion Picture Association of America, global box office revenues increased 48% from $17.0 billion in 2001 to $25.2 billion in 2004. This growth is the result of the strong box office showings from both local and U.S. film product, ticket price increases and new theatre construction.

     Growth in Latin America is expected to be fueled by a combination of continued development of modern theatres, attractive demographics (i.e., a significant teenage population), strong product from Hollywood and the emergence of a local film industry. In many Latin American countries the local film industry had been dormant because of the lack of sufficient theatres to screen the film product. The development of new modern multiplex theatres has awakened the local film industry and, in Mexico and Brazil, local film product often plays a significant role in driving attendance growth.

     We believe many international markets for theatrical exhibition have historically been underserved due to antiquated or run-down theatres, among other things, and that international markets, especially those in Latin America, will continue to experience growth as additional modern stadium-styled theatres are introduced.

     Prior History

     During 1999 and 2000, the U.S. exhibition industry felt the impact of rapid overbuilding by the largest industry players, high levels of overall capital expenditures and high leverage. As a result of the financial burden imposed on theatre operators by these three factors, the industry entered a period of significant industry rationalization. Many industry players had already begun the rationalization process in 2000 by closing hundreds of smaller, less profitable theatres. The pace of theatre closings increased during 2001 as a number of companies took advantage of the protections provided by the bankruptcy process to reject long-term leases on many underperforming theatres. According to the Motion Picture Association of America, the total number of screens in the U.S. reached an all-time high of 37,396 in 2000, and then declined in both 2001 and 2002. There were 35,786 screens at the end of 2003 and 36,594 screens at the end of 2004.

Market Trends

     We believe the following market trends will drive the continued growth and strength of our industry:

     Increased Investment in Film Production and Marketing. Theatrical exhibition is the primary distribution channel for new motion picture releases. The success of a theatrical release, which “brands” a film, is one of the primary factors in determining its success in “downstream” distribution channels, such as home video, DVD, and network, syndicated and pay-per-view television. The growing importance of downstream distribution channels has enabled studios to increase production and marketing expenditures. Production and marketing costs per new film in the U.S. have increased by compound annual growth rates of 6.4% and 7.9%, respectively from 1994 to 2004, according to the Motion Picture Association of America. This has led to an increase in “blockbuster” features, which attract larger audiences to theatres.

     Increased Importance of International Markets for Ensuring Box Office Success. International markets are becoming an increasingly important component of the overall box office revenues generated by Hollywood films. For example, box office revenues in markets outside of North America exceeded domestic box office revenues for five of the top ten domestic movies during 2004. With the continued growth of the international motion picture exhibition industry, the relative contribution of markets outside North America should become even more significant.

     Favorable Attendance Trends. Increased movie going frequency and attendance from key demographic groups have benefited the industry. According to the Motion Picture Association of America, annual admissions per capita in the U.S. increased from 4.5x to 5.2x, between 1991 and 2004. Additionally, the U.S. teenage segment, defined as 12-17 year olds, represented 19% of admissions in 2004, up from 14% in 1997.

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

     Convenient and Affordable Form of Out-of-Home Entertainment. Movie-going continues to be one of the most convenient and affordable forms of out-of-home entertainment, with an average ticket price in the U.S. of $6.21 in 2004. Average prices for other forms of out-of-home entertainment in the U.S., including sporting events, theme parks, musical concerts and plays, range from approximately $20.00 to $66.00 per ticket in 2004. Movie ticket prices have risen at approximately the rate of inflation, while ticket prices for other forms of out-of-home entertainment have increased at higher rates.

     Increasing Other Revenue. Advertising revenues represent a small, but growing portion of revenues for motion picture exhibitors. The proliferation in broadcast and cable channels, as well as new recording devices that allow audiences to skip television commercials, has eroded broadcast media’s advertising effectiveness. As a result, captive and attentive theatre audiences are becoming more attractive to advertisers. The Cinema Advertising Council, a trade group formed in 2003, reported that spending on theatre advertising came to $356 million in 2003, up 37% from 2002.

Theatre Operations

     As of December 31, 2004, we operated 3,172 screens in 292 theatres located in 32 states, one Canadian province and 12 Latin American countries. We operated 2,832 screens in 254 first run theatres and 340 screens in 38 discount theatres. Our North American theatres, located in 32 states and one Canadian province, are primarily located in mid-sized U.S. markets, including suburbs of major metropolitan areas. We believe these markets are generally less competitive and generate high, stable margins. Our theatres outside of North America are primarily located in major Latin American metropolitan markets, which we believe have significant growth potential. The following tables summarize the geographic locations of our theatre circuit as of December 31, 2004.

     North American Theatres

State	Total Theatres	Total Screens
Texas	61	798
Ohio	20	213
California	18	172
Utah	10	123
Kentucky	7	75
Illinois	6	72
Oklahoma	6	67
Colorado	5	79
Louisiana	5	68
Indiana	5	46
Pennsylvania	4	55
Virginia	4	52
Oregon	4	50
North Carolina	4	41
Mississippi	3	41
Arkansas	3	30
Iowa	3	19
Florida	2	40
Michigan	2	36
Georgia	2	27
New York	2	27
South Carolina	2	22
New Mexico	2	16
Arizona	2	14
Kansas	1	20
New Jersey	1	16
Missouri	1	14
Tennessee	1	14
Wisconsin	1	14
Massachusetts	1	12
Delaware	1	10
Minnesota	1	8

Total United States	190	2,291
Canada	1	12

Total North America	191	2,303

International Theatres

Country	Total Theatres	Total Screens
Brazil	34	295
Mexico	27	264
Chile	12	91
Central America(1)	9	59
Argentina	8	73
Colombia	5	34
Peru	3	30
Ecuador	3	23

Total	101	869

(1)	Includes Honduras, El Salvador, Nicaragua, Costa Rica and Panama.

     We have been successfully introducing American-style modern multiplex theatres to underserved international markets since 1993. Our activities in international markets have been primarily directed toward Latin America, where we have successfully established a significant presence in most of the major cities in Latin America. We presently have theatres in twelve of the fifteen largest metropolitan areas in Latin America. We have become one of the predominant Pan American exhibition companies while balancing our risk through a diversified international portfolio. In addition, we have achieved significant scale in Mexico and Brazil, the two largest Latin American economies.

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

     We will continue to consider selective opportunities for development of modern multiplex theatres in underserved international markets, emphasizing Latin America, funded primarily with cash flow generated in those markets. We are able to mitigate exposure to currency fluctuations by using local currencies to fund substantially all aspects of our operations, including facility lease expense.

Corporate Operations

     We maintain a corporate office in Plano, Texas that provides oversight for our domestic and international theatres. Domestic operations includes theatre operations support, film licensing and settlements, human resources, legal, finance and accounting, operational audit, theatre maintenance and construction, internet and information systems, real estate and marketing. Our North American operations are divided into eleven regions, each of which is headed by a region leader.

     International operations function relatively autonomously. International personnel in the corporate office include the International President and directors/vice presidents in charge of film licensing, marketing, concessions, theatre operations support, theatre maintenance and construction, real estate, legal, operational audit, information systems and accounting. We have eight regional offices in Latin America responsible for the local management of operations in 12 individual countries. Each regional office is headed by a general manager and includes personnel in film licensing, marketing, operations and accounting. We employ three “super-regional” chief financial officers in Brazil, Chile and Mexico. The regional offices are staffed with nationals from the region to overcome cultural and operational barriers. Training is conducted at the corporate office to establish consistent standards throughout our international operations.

     Film Licensing

     In North America, we license films from film distributors that are owned by major film production companies or from independent film distributors that distribute films for smaller production companies. For new release films, film distributors typically establish geographic zones and offer each available film to one theatre in each zone. The size of a film zone is generally determined by the population density, demographics and box office potential of a particular market or region. A film zone can range from a radius of three to five miles in major metropolitan and suburban areas to up to fifteen miles in small towns. We currently operate theatres in 148 first run film zones in North America. New film releases are licensed at the discretion of the film distributors. As the sole exhibitor in approximately 85% of the first run film zones in which we operate, we have maximum access to film product, which allows us to select those pictures that we believe will be the most successful in our markets from those offered to us by distributors. We usually license films on an allocation basis in film zones where we face competition. Films are released to discount theatres once the attendance levels substantially drop off at the first run theatres. For discount films, film distributors generally establish availability on a market-by-market basis after the completion of exhibition at first run theatres and permit each theatre within a market to exhibit such films without regard to film zones.

     Unlike our North American operations, distributors in our international markets do not allocate film to a single theatre in a geographic film zone. Rather, competitive theatres can play the same films at the same time as other theatres. Our theatre personnel focus on providing excellent customer service, and we provide a modern facility with the most up-to-date sound systems, comfortable stadium style seating and other amenities typical of modern American-style multiplexes which we believe gives us a competitive advantage in markets where there are competing theatres. Of the 101 theatres we operate in international markets, approximately 85% of those theatres have no direct competition.

     In North America, our film rental licenses typically state that rental fees are based on either mutually agreed upon firm terms established prior to the opening of the picture or on a mutually agreed upon settlement at the conclusion of the picture run. Under a firm terms formula, we pay the distributor a specified percentage of box office receipts, which reflects either a mutually agreed upon aggregate rate for the life of the film or rates that decline over the term of the run. Firm term film rental fees that decline over the term of the run generally start at 60% or 70% of box office receipts, gradually declining to as low as 30% over a period of four to seven weeks. The settlement process allows for negotiation of film rental fees upon the conclusion of the film run based upon how the film performs. In international markets, film rental percentages are generally lower than in North American markets and gradually decline over a period of several weeks.

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

     Film rental costs are accrued based on the applicable box office receipts and either the mutually agreed upon firm terms established prior to the opening of the picture or estimates of the final mutually agreed upon settlement, which occurs at the conclusion of the picture run, subject to the film licensing arrangement. Estimates are based on the expected success of a film over the length of its run in the theatres. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known at the time the estimate is made and the expected success of a film over the length of its run in theatres can typically be estimated early in the film’s run. The final film settlement amount is negotiated at the conclusion of the film’s run based upon how a film actually performs. If actual settlements are higher than those estimated, additional film rental costs are recorded at that time.

     Film distribution is highly concentrated in North America, with the major film distributors accounting for approximately 95% of industry box office revenue during 2004. Our revenue attributable to any one of these distributors varies from year to year depending on the number and commercial success of the films released during any given year. During 2004, no single distributor accounted for more than 14% of U.S. box office receipts.

     Concessions

     Concession sales are our second largest revenue source, representing approximately 31% of total revenues for 2004. Concession sales have a much higher margin than admissions sales. We have devoted considerable management effort to increase concession sales and improve operating margins. These efforts include implementation of the following strategies:

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

     Marketing

     In order to attract customers, we rely on newspaper display advertisements, substantially paid for by film distributors, newspaper directory film schedules, generally paid for by the exhibitor, and internet advertising which has emerged as a strong media source to inform patrons of film titles and showtimes. Radio and television advertising spots, generally paid for by film distributors, are used to promote certain motion pictures and special events. We also exhibit previews of coming attractions and films presently playing on the other screens which we operate in the same theatre or market. We have successfully used the internet to provide patrons access to movie times, the ability to buy and print their tickets at home and purchase gift cards and other advanced sale-type certificates. The internet is becoming the primary way to check movie showtimes, replacing the traditional newspaper advertisements. In addition, many newspapers also add an internet component to their advertising and add movie showtimes to their internet offerings. Over time, the internet may allow us to reduce our advertising costs associated with newspaper directory advertisements.

     Our marketing department also focuses on maximizing revenue generating opportunities, which include the following:

•	Advertising. We believe the advertising industry recognizes the value of in-theatre advertising as an important medium due to the demographics of theatre patrons. The “Arbitron Cinema Advertising Study”, which was released in 2003, measured consumer awareness of on-screen advertising in the U.S., and indicated that 86% of all theatre audiences (representing 40% of the U.S. population) remembered on-screen ads a month after seeing them. In order to effectively realize and manage this opportunity, we entered into advertising contracts for rolling stock and screen slide advertising. We deliver advertising through “lights-up” on-screen slide advertising in the auditoriums, audio advertisements paired with music played throughout the theatre and rolling stock advertisements. We also advertise on digital lobby monitors located in concessions stands and game rooms. We are also exploring additional revenue sources such as digital video monitor advertising, third party branding, and the use of theatres for non-film events. We have used theatres during non-peak hours for simulcast concerts, pay-per-view sporting events, corporate meetings and cultural events. We are able to offer advertisers national, regional or local coverage in a variety of formats to reach our patrons, which numbered approximately 179.3 million during the year ended December 31, 2004. We currently carry advertising for several large advertisers. We also generate other revenue from “imaging” in the lobby, including mini-billboards and displays, and distributing coupons and samples to patrons passing through the theatre complex.

•	Sales. We have a sales department that oversees the development and implementation of a comprehensive theatre rental and group sales effort. This department is responsible for increasing theatre rental income during periods when the theatre is normally closed and maximizing group film bookings to specialized groups such as schools, daycare centers and religious organizations. We believe the large lobbies, comfortable seating, big screens and sound capabilities make our theatres an attractive venue to hold corporate events, private parties, private screenings and team building meetings and can generate additional revenues. Our theatres have been used for simulcast concerts, pay-per-view sporting events, corporate meetings and cultural events. We believe the trend to use theatre auditoriums for non-film events during non-peak times will increase, which will add revenue and attract new audiences to our theatres while not significantly increasing costs. In addition, targeted efforts to sell niche films to particular groups will also increase overall revenues.

     Online Sales

     Our patrons may purchase advance tickets for 128 of our domestic theatres (1,747 screens) and 17 of our international theatres (143 screens) by accessing our corporate website at www.cinemark.com. Additionally, patrons may purchase advance tickets to our internet-enabled domestic theatres by accessing Fandango’s website at www.fandango.com. Our internet initiatives help improve customer satisfaction, allowing patrons who purchase tickets over the internet to often bypass lines at the box office by printing their tickets at home or picking up their tickets at kiosks in the theatre lobby.

     Point of Sale Systems

     We developed our own proprietary point of sale system to further enhance our ability to maximize revenues, control costs and efficiently manage operations. The system, which is installed in all of our domestic theatres, provides corporate management with real-time admissions and concession revenue reports that allow managers to make real-time adjustments to movie schedules, extend runs or increase the number of screens on which successful movies are being played and substitute films when gross receipts cease to meet expectations. Real-time seating and box office information is available to box office personnel, allowing theatre management to avoid overselling a particular film and providing faster and more accurate responses to customer inquiries regarding showtimes and available seating. The system tracks concession sales and provides in-theatre inventory reports allowing for efficient inventory management and control, has multiple language capabilities, offers numerous ticket pricing options, integrates internet ticket sales and processes credit card transactions. Barcode scanners, pole displays, touch screens, credit card readers and other equipment can be integrated with the system to enhance its functions. In our international theatres we use our system or point of sale systems which have been developed by third parties for the motion picture industry and which have been certified as compliant with applicable governmental regulations.

Competition

     We are one of the leading motion picture exhibitors in terms of both revenues and the number of screens in operation. We compete against local, national and international exhibitors.

     We are the sole exhibitor in approximately 85% of the first run film zones in which our first run North American theatres operate. In film zones where there is no direct competition, we select those films we believe will be the most successful from among those offered to us by film distributors. Where there is competition, we usually license films based on an allocation process. We currently operate in 148 first run film zones in North America. Of the 101 theatres we operate outside of North America, approximately 85% of those theatres have no direct competition. The principal competitive factors with respect to film licensing are:

•	capacity and location of an exhibitor’s theatre;

•	theatre comfort;

•	quality of projection and sound equipment;

•	level of customer service; and

•	licensing terms.

     The competition for customers is dependent upon factors such as the availability of popular films, the location of theatres, the comfort and quality of theatres and ticket prices. Our ticket prices at first run and discount theatres are competitive with ticket prices of competing theatres.

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

Seasonality

     Our revenues have historically been seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, the most successful motion pictures have been released during the summer, extending from Memorial Day to Labor Day, and during the holiday season, extending from Thanksgiving through year-end. The unexpected emergence of a blockbuster film during other periods can alter this seasonality trend. The timing of such film releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or for the same period in the following year. The seasonality of the release of successful films, however, has become less pronounced in recent years with the release of major motion pictures occurring more evenly throughout the year.

Employees

     We have approximately 8,800 employees in North America, approximately 10% of whom are full time employees and 90% of whom are part time employees. We have approximately 4,400 employees in our international markets. Approximately 25 North American employees are represented by unions under collective bargaining agreements. Some of our international operations utilize union labor. We regard our relations with our employees to be satisfactory.

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

Financial Information About Geographic Areas

     We operate in a single business segment as a motion picture exhibitor. We are a multinational corporation with consolidated operations, as of December 31, 2004, in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. See Note 17 of the Notes to our Consolidated Financial Statements for information on our revenues and theatre properties and equipment in the U.S. and Canada, Mexico, Brazil and other international countries.

Available Information

     We file reports, information statements and other information, including this Annual Report on Form 10-K, with the Securities and Exchange Commission. Copies of such materials can be accessed by visiting our corporate website at www.cinemark.com and selecting the link to SEC filings. Copies can also be obtained by mail from the Public Reference Section of the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. You may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.

Item 2. Properties

North America

     As of December 31, 2004, we operated 157 theatres, with 1,795 screens, pursuant to leases and own the land and building for 34 theatres, with 508 screens, in North America. During 2004, we opened 11 new theatres with 132 screens and added four screens to existing theatres. Our North America leases are generally entered into on a long term basis with terms generally ranging from 15 to 25 years. The exercise of available renewal options can generally extend these leases by another 5 to 20 years. As of December 31, 2004, approximately 8% of our theatre leases in North America, covering 97 screens, had remaining terms, including optional renewal periods, of less than five years and approximately 80% of our theatre leases in North America, covering 1,487 screens, have remaining terms, including optional renewal periods, of more than 15 years. The leases generally provide for a fixed monthly minimum rent payment, with certain leases also subject to additional percentage rent if a target annual revenue level is achieved. We lease an office building in Plano, Texas as our corporate office. See Note 16 of our Notes to Consolidated Financial Statements for information regarding our lease commitments. We periodically review the profitability of each of our North American theatres, particularly those whose lease terms are nearing expiration, to determine whether to continue its operations.

International

     As of December 31, 2004, we operated 101 theatres, with 869 screens, internationally, all of which are leased pursuant to ground or building leases. During 2004, we opened six new theatres with 43 screens. Our international leases are generally entered into on a long term basis with terms generally ranging from 10 to 20 years. The leases generally provide for contingent rental based upon operating results (some of which are subject to an annual minimum). Generally, these leases include renewal options for various periods at stipulated rates. No international theatre leases have remaining terms, including optional renewal periods, of less than five years, and approximately 70% of our international theatre leases, covering 614 screens, have remaining terms, including optional renewal periods, of more than 15 years. We periodically review the profitability of each of our international theatres, particularly those whose lease terms are about to expire, to determine whether to continue its operations.

Item 3. Legal Proceedings

DOJ Litigation - In March 1999, the Department of Justice (“DOJ”) filed suit in the U.S. District Court, Northern District of Ohio, Eastern Division, against us alleging certain violations of the Americans with Disabilities Act of 1990 (the “ADA”) relating to our wheelchair seating arrangements and seeking remedial action. An order granting summary judgment to us was issued in November 2001. The Department of Justice appealed the district court’s ruling with the Sixth Circuit Court of Appeals. On November 7, 2003, the Sixth Circuit Court of Appeals reversed the summary judgment and sent the case back to the district court for further review without deciding whether wheelchair seating at our theatres comply with the ADA. The Sixth Circuit Court of Appeals also stated that if the district court found that the theatres did not comply with the ADA, any remedial action should be prospective only. We and the United States have resolved this lawsuit. A Consent Order was entered by the U.S. District Court for the Northern District of Ohio, Eastern Division, on November 17, 2004. This Consent Order fully and finally resolves the United States v. Cinemark USA, Inc. lawsuit, and all claims asserted against us in that lawsuit have been dismissed with prejudice. Under the Consent Order, over the next five years, we will make modifications to wheelchair seating locations in fourteen stadium-style movie theatres within the Sixth Circuit and elsewhere, and spacing and companion seating modifications in 67 auditoriums at other stadium-styled movie theatres. Upon completion of these modifications, such theatres will comply with all existing and pending ADA wheelchair seating requirements, and no further modifications will be necessary to remaining stadium-style movie theatres in the United States to comply with the wheelchair seating requirements of the ADA. Under the Consent Order, the DOJ approved the seating plans for nine stadium-styled movie theatres under construction. We and the DOJ have also created a safe harbor framework for us to construct all of our future stadium-style movie theatres. The DOJ has stipulated that all theatres built in compliance with the Consent Order will comply with the wheelchair seating requirements of the ADA. Management believes that our obligations under the Consent Order are not material in the aggregate to our financial position, results of operations and cash flows.

Mission, Texas Litigation - In July 2001, Sonia Rivera-Garcia and Valley Association for Independent Living filed suit in the 93rd Judicial District Court of Hidalgo County, Texas alleging certain violations of the Human Resources Code, the Texas Architectural Barriers Act, the Texas Accessibility Standards and the Deceptive Trade Practices Act relating to accessibility of movie theatres for patrons using wheelchairs at one theatre in the Mission, Texas market. The plaintiffs are seeking remedial action and unspecified damages. A jury in a similar case in Austin, Texas found that we did not violate the Human Resources Code, the Texas Architectural Barriers Act or the Texas Accessibility Standards. The judge in that case dismissed the claim under the Deceptive Trade Practices Act. We have filed an answer denying the allegations and are vigorously defending this suit. We are unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent our potential liability with respect to such proceeding is not material in the aggregate to our financial position, results of operations and cash flows. Accordingly, we have not established a reserve for loss in connection with this proceeding.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder’s Matters and Issuer Purchases of Equity Securities

     There is no established public trading market for our common stock. As of December 31, 2004 there was one holder of record of our common stock. We have not paid dividends on our common stock and do not expect to pay dividends on our common stock in the foreseeable future. Our senior subordinated notes indentures and senior secured credit facility contain restrictions on our ability to pay dividends on our common stock.

Item 6. Selected Financial Data

     The following tables set forth our selected consolidated financial and operating data for the periods and at the dates indicated for each of the five most recent years ended December 31, 2004. Certain reclassifications have been made to the 2000, 2001, 2002 and 2003 consolidated financial statements to conform to the 2004 presentation. You should read the selected consolidated financial and operating data set forth below in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and with our Consolidated Financial Statements and related notes and schedules thereto, appearing elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

	Year Ended December 31,
	2000	2001	2002	2003	2004
		(In thousands, except theatres and screen data)
Statement of Operations Data (Consolidated)(1):
Revenues	$786,264	$853,658	$935,854	$950,872	$1,024,242

Theatre operating costs	504,519	531,967	570,948	582,574	618,626
Facility lease expense	108,489	114,737	115,588	119,517	126,643
General and administrative expenses	39,013	42,597	47,851	44,186	51,550
Stock option compensation and change of control expenses related to the Recapitalization	—	—	—	—	31,995
Depreciation and amortization	66,111	73,079	66,583	65,085	67,051
Impairment of long-lived assets	3,872	20,723	3,869	5,049	1,667
(Gain) loss on sale of assets and other	912	12,408	470	(1,202)	4,851

Total costs and expenses	722,916	795,511	805,309	815,209	902,383

Operating income	63,348	58,147	130,545	135,663	121,859
Interest expense(2)	74,037	70,931	57,793	54,163	45,403
Income (loss) from continuing operations before cumulative effect of an accounting change	(10,423)	(3,462)	40,509	47,489	40,971
Income (loss) from discontinued operations, net of taxes	—	(559)	(1,542)	(2,740)	3,584
Net income (loss)(3)	$(10,423)	$(4,021)	$35,577	$44,749	$44,554

Other Financial Data (Consolidated):
Ratio of earnings to fixed charges(4)	—	—	1.76x	1.80x	1.81x
Cash flow provided by (used for):
Operating activities	$54,796	$87,122	$150,119	$135,620	$112,934
Investing activities	(94,886)	(33,799)	(34,750)	(47,151)	(116,947)
Financing activities	51,280	(21,513)	(96,140)	(45,839)	(4,309)
Capital expenditures	113,081	40,352	38,032	51,002	81,008

Balance Sheet Data (Consolidated):
Cash and cash equivalents	$19,840	$50,199	$63,719	$107,319	$100,228
Theatre properties and equipment, net	950,135	866,406	791,731	775,880	785,595
Total assets	1,060,576	996,544	916,814	960,746	1,001,565
Total long-term debt, including current portion	810,323	780,956	692,587	658,431	626,944
Shareholder’s equity	48,910	25,337	27,765	76,843	168,835

Balance Sheet Data (Restricted Group):(5)
Total long-term debt, including current portion	$677,515	$674,217	$596,875	$645,075	$613,095

Operating Data:
North America(6)(8)
Theatres operated (at period end)	190	188	188	189	191
Screens operated (at period end)	2,217	2,217	2,215	2,244	2,303
Total attendance(1)	92,425	100,022	111,959	112,581	113,646

	Year Ended December 31,
	2000	2001	2002	2003	2004
		(In thousands, except theatres and screen data)
International(7)
Theatres operated (at period end)	80	88	92	97	101
Screens operated (at period end)	695	783	816	852	869
Total attendance(1)	46,152	53,853	60,109	60,553	65,695
Worldwide(6)(7)(8)
Theatres operated (at period end)	270	276	280	286	292
Screens operated (at period end)	2,912	3,000	3,031	3,096	3,172
Total attendance(1)	138,577	153,875	172,068	173,134	179,341

Restricted Group(5)(6)(7)(8)
Theatres operated (at period end)	217	218	221	229	229
Screens operated (at period end)	2,413	2,451	2,475	2,628	2,670
Total attendance(1)	111,346	115,355	127,498	134,239	138,737

(1)	Statement of Operations Data and attendance data exclude the results of the two United Kingdom theatres and the eleven Interstate theatres for all periods presented as these theatres were sold during 2004. The results of operations for these theatres are presented as discontinued operations. (See Note 5 to the consolidated financial statements.)

(2)	Includes amortization of debt issue costs and excludes capitalized interest for all periods presented.

(3)	In 2002, a cumulative effect of a change in accounting principle charge of $3.4 million (net of tax benefit) was recorded as a transitional impairment adjustment in connection with the adoption of Statement of Financial Accounting Standards No. 142 requiring that goodwill and other intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually.

(4)	For the purposes of calculating the ratio of earnings to fixed charges, earnings consist of income (loss) from continuing operations before taxes and cumulative effect of an accounting change plus fixed charges excluding capitalized interest. Fixed charges consist of interest expense, capitalized interest, amortization of debt issue cost and that portion of rental expense which we believe to be representative of the interest factor. For the years ended December 31, 2000 and 2001, earnings were insufficient to cover fixed charges by $10.4 million and $17.9 million, respectively.

(5)	The restrictive covenants in the senior subordinated notes indentures apply only to Cinemark USA, Inc. and its restricted subsidiaries (the “Restricted Group”). This data presents certain information with respect to the Restricted Group only. See the supplemental schedules to our consolidated financial statements required by the indentures for the senior subordinated notes, appearing elsewhere in this report.

(6)	The data as of period end 2000, 2001, 2002, 2003 and 2004 excludes certain theatres operated by us in North America pursuant to management agreements that are not part of our consolidated operations.

(7)	The data as of period end 2000, 2001, 2002, 2003 and 2004 excludes certain theatres operated internationally through our affiliates that are not part of our consolidated operations.

(8)	Figures for 2003 exclude theatres, screens and attendance for eight theatres and 46 screens acquired on December 31, 2003, as the results of operations for these theatres are not included in our 2003 consolidated results of operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes and schedules included elsewhere in this report.

Revenues and Expenses

     We are one of the leaders in the motion picture exhibition industry, in terms of both revenues and the number of screens in operation, with theatres in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing programs, pay phones, ATM machines and electronic video games located in some of our theatres. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Film releases during 2004 included the blockbusters Shrek 2, which generated domestic box office receipts in excess of $400 million, The Passion of the Christ and Spider-Man 2, which generated domestic box office receipts in excess of $350 million each, and Harry Potter and the Prisoner of Azkaban and The Incredibles, which generated domestic box office receipts in excess of $200 million each. Film releases scheduled for 2005 include the highly anticipated Star Wars: Episode III Revenge of the Sith and other high-profile films such as Harry Potter and the Goblet of Fire, War of the Worlds, King Kong and Batman Begins.

     Film rental costs are variable in nature and fluctuate with our admissions revenues. Film rental costs as a percentage of revenues are generally higher for periods in which successful films are released. Film rental costs can also vary based on the length of a film’s run. Generally, a film that runs for a longer period results in lower film rental costs as a percentage of revenues. Film rental rates are negotiated on a film-by-film and theatre-by-theatre basis. Advertising costs, which are expensed as incurred, are primarily fixed at the theatre level as daily movie directories placed in newspapers represent the largest component of advertising costs. The monthly cost of these advertisements is based on, among other things, the size of the directory and the frequency and size of the newspaper’s circulation. The internet is becoming the primary way to check movie showtimes, replacing the traditional newspaper advertisements.

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

     Facility lease expense is primarily a fixed cost at the theatre level as most of our facility leases require a fixed monthly minimum rent payment. Certain of our leases are subject to percentage rent only while others are subject to percentage rent in addition to their fixed monthly rent if a target annual revenue level is achieved. Facility lease expense as a percentage of revenues is also affected by the number of leased versus fee owned facilities.

     Utilities and other costs include certain costs that are fixed such as property taxes, certain costs which are variable such as liability insurance, and certain costs that possess both fixed and variable components such as utilities, repairs and maintenance and security services.

Critical Accounting Policies

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported consolidated financial results include the following:

Revenue and Expense Recognition

     Revenues are recognized when admissions and concession sales are received at the box office and screen advertising is shown in the theatres. We record proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognize admissions and concession revenue when a holder redeems the card or certificate. We recognize unredeemed gift cards and other advanced sale-type certificates as revenue only after such a period of time indicates, based on historical experience, the likelihood of redemption is remote.

     Film rental costs are accrued based on the applicable box office receipts and either the mutually agreed upon firm terms established prior to the opening of the picture or estimates of the final mutually agreed upon settlement, which occurs at the conclusion of the picture run, subject to the film licensing arrangement. Estimates are based on the expected success of a film over the length of its run in the theatres. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known at the time the estimate is made and the expected success of a film over the length of its run in theatres can typically be estimated early in the film’s run. The final film settlement amount is negotiated at the conclusion of the film’s run based upon how a film actually performs. If actual settlements are higher than those estimated, additional film rental costs are recorded at that time. We recognize advertising costs and any sharing arrangements with film distributors in the same accounting period. Our advertising costs are expensed as incurred.

Impairment of Long-Lived Assets

     We review long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We assess many factors including the following to determine whether to impair individual theatre assets:

•	actual theatre level cash flows;

•	future years budgeted theatre level cash flows;

•	theatre property and equipment carrying values;

•	goodwill carrying values;

•	the age of a recently built theatre;

•	competitive theatres in the marketplace;

•	the sharing of a market with our other theatres;

•	changes in foreign currency exchange rates;

•	the impact of recent ticket price changes;

•	available lease renewal options; and

•	other factors considered relevant in our assessment of impairment of individual theatre assets.

     Long-lived assets are evaluated for impairment on an individual theatre basis or a group basis if the group of theatres shares the same marketplace, which we believe is the lowest applicable level for which there are identifiable cash flows. The evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, we then compare the carrying value of the asset with its estimated fair value, which is determined based on a multiple of cash flows. When estimated fair value is determined to be lower than the carrying value of the long-lived asset, the asset is written down to its estimated fair value.

Goodwill

     Our recorded goodwill was $45.0 million at December 31, 2004. We evaluate goodwill for impairment annually at fiscal year-end and any time events or circumstances indicate the carrying amount of the goodwill may not be fully recoverable. We evaluate goodwill for impairment on an individual theatre basis, which is the lowest level of identifiable cash flows and the level at which goodwill is recorded. The evaluation is a two-step approach requiring us to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value exceeds fair value, a second step would be performed to measure the potential goodwill impairment. Fair value is determined based on a multiple of cash flows. When estimated fair value is determined to be lower than the carrying value of the asset, the asset is written down to its estimated fair value.

Acquisitions

     We account for acquisitions under the purchase method of accounting. The purchase method requires that we estimate the fair value of the assets and liabilities acquired and allocate consideration paid accordingly. For significant acquisitions, we obtain independent third party valuation studies for certain of the assets and liabilities acquired to assist us in determining fair value. The estimation of the fair values of the assets and liabilities acquired involves a number of estimates and assumptions that could differ materially from the actual amounts. We completed acquisitions in 2003 and 2004 as discussed in Note 4 to our consolidated financial statements.

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

Results of Operations

     Set forth below is a summary of consolidated operating revenues and expenses, certain income statement items expressed as a percentage of revenues, average screen count and revenues per average screen for the three most recent years ended December 31, 2002, 2003 and 2004.

	Year Ended December 31,
	2002	2003	2004
Operating Data (in millions)(1):
Revenues:
Admissions	$595.3	$597.5	$647.0
Concession	291.8	300.6	321.6
Other	48.8	52.8	55.6

Total revenues	$935.9	$950.9	$1,024.2

Cost of operations:
Film rentals and advertising	$320.7	$324.9	$348.8
Concession supplies	50.4	49.7	53.8
Salaries and wages	96.7	97.2	103.1
Facility lease expense	115.6	119.5	126.6
Utilities and other	103.1	110.8	113.0

Total cost of operations	$686.5	$702.1	$745.3

Operating data as a percentage of total revenues (1):
Revenues:
Admissions	63.6%	62.8%	63.2%
Concession	31.2	31.6	31.4
Other	5.2	5.6	5.4

Total revenues	100.0%	100.0%	100.0%

Cost of operations(2):
Film rentals and advertising	53.9%	54.4%	53.9%
Concession supplies	17.3	16.5	16.7
Salaries and wages	10.3	10.2	10.1
Facility lease expense	12.4	12.6	12.4
Utilities and other	11.0	11.7	11.0

Total cost of operations	73.4%	73.8%	72.8%

Average screen count (month end average)	2,998	3,027	3,135

Revenues per average screen	$312,183	$314,178	$326,664

(1)	Certain reclassifications have been made to the 2002 and 2003 consolidated financial statements to conform to the 2004 presentation. Results exclude the results of our two United Kingdom theatres and our eleven Interstate theatres sold during 2004. The results of operations for these theatres are included as discontinued operations for all periods presented.

(2)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues, and concession supplies, which are expressed as a percentage of concession revenues.

Comparison of Years Ended December 31, 2004 and December 31, 2003

     Revenues. Total revenues for 2004 increased to $1,024.2 million from $950.9 million for 2003, representing a 7.7% increase. Admissions revenues increased 8.3% to $647.0 million for 2004 from $597.5 million for 2003. Concession revenues increased 7.0% to $321.6 million for 2004 from $300.6 million for 2003. The increased revenues were partially attributable to a 3.6% increase in attendance from 173.1 million patrons for 2003 to 179.3 million patrons for 2004. The increase in attendance for 2004 was primarily due to new theatre openings and quality film product, including the successful release of Shrek 2, The Passion of the Christ, Spider-Man 2, Harry Potter and the Prisoner of Azkaban and The Incredibles during 2004. In addition, our average ticket price increased from $3.45 for 2003 to $3.61 for 2004 and our concession revenues per patron increased from $1.74 for 2003 to $1.79 for 2004. Revenues per screen increased 4.0% to $326,664 for 2004 from $314,178 for 2003.

     Cost of Operations. Cost of operations was $745.3 million, or 72.8% of revenues, for 2004 compared to $702.1 million, or 73.8% of revenues, for 2003. The decrease in cost of operations as a percentage of revenues was primarily due to the 7.7% increase in revenues and the fixed nature of some of our theatre operating costs, such as components of salaries and wages, facility lease expense, and utilities and other costs.

     Film rentals and advertising costs were $348.8 million, or 53.9% of admissions revenues, for 2004 compared to $324.9 million, or 54.4% of admissions revenues, for 2003. The decrease in film rentals and advertising costs as a percentage of admissions revenues was due in part to the increase in international business, which generally has lower film rental rates, and also due to the long successful run of certain high-grossing films during 2004. Concession supplies expense increased to 16.7% of concession revenues for 2004 from 16.5% for 2003 primarily due to an increase in international business, which generally has higher concession supplies costs.

     Salaries and wages increased to $103.1 million for 2004 from $97.2 million for 2003 primarily due to new theatre openings and the increase in attendance. Facility lease expense increased to $126.6 million for 2004 from $119.5 million for 2003 primarily due to new theatre openings and increased percentage rent expense. Utilities and other costs increased to $113.0 million for 2004 from $110.8 million for 2003 primarily due to new theatre openings and increased utility rates in certain regions in which we operate.

     General and Administrative Expenses. General and administrative expenses, excluding the stock option compensation and change of control expenses related to the Recapitalization, increased to $51.5 million for 2004 from $44.2 million for 2003. The increase was primarily due to increases in salary and bonus expense of approximately $4.7 million and legal fees of approximately $2.2 million.

     Stock option compensation expense of $16.3 million and change of control fees of $15.7 million were recorded during 2004 as a result of the Recapitalization. See Note 3 to the consolidated financial statements.

     Depreciation and Amortization. Depreciation and amortization expense was $67.1 million for 2004 compared to $65.1 million for 2003. The increase is primarily due to new theatre openings the latter part of 2003 and 2004.

     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $1.7 million in 2004 and $5.0 million in 2003, as follows:

	Years Ended December 31,
	2004	2003
U.S.	$1.7	$3.0
Mexico	—	1.2
Chile	—	0.7
Other	—	0.1

Total	$1.7	$5.0

     (Gain) Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $4.9 million in 2004 compared to a gain on sale of assets and other of $1.2 million during 2003. The loss recorded during 2004 consisted of a loss on sale of a land parcel, the write-off of a license agreement that was terminated, the write-off of theatre equipment that was replaced, and the write-off of theatre equipment and goodwill associated with theatres that closed during the year.

     Interest Expense. Interest costs incurred, including amortization of debt issue costs, was $45.4 million for 2004 compared to $54.2 million for 2003. The decrease is primarily due to a decrease in average outstanding debt and a reduction in average interest rates related to the refinancing transactions completed as part of the Recapitalization. See Note 3 to the consolidated financial statements.

     Loss on Early Retirement of Debt. During 2004, we recorded a loss on early retirement of debt of $6.0 million, which represented the write-off of unamortized debt issue costs, unamortized bond discount, tender offer repurchase costs, including premiums paid, and other fees associated with the repurchase and subsequent retirement of our 8 1/2% senior subordinated notes and a portion of our 9% senior subordinated notes related to the Recapitalization. During the 2003 period, we recorded a loss on early retirement of debt of $7.5 million, which related to the write-off of unamortized debt issue costs, unamortized bond premiums/discounts and tender offer repurchase costs, including premiums paid, and other fees associated with the retirement of certain debt agreements, including our former 9 ?% senior subordinated notes, and the refinancing of our then existing credit facility.

     Income Taxes. Income tax expense of $27.0 million was recorded for 2004 compared to $25.0 million recorded for 2003. The effective tax rate was 39.7% for 2004 versus 34.5% for 2003. The increase in the effective tax rate was primarily due to adjustments made to the inflation adjusted tax accumulated depreciation in Mexico.

     Income (Loss) from Discontinued Operations, Net of Taxes. We recorded income from discontinued operations, net of taxes, of $3.6 million during 2004 and a loss from discontinued operations, net of taxes, of $2.7 million during 2003. The income for 2004 includes the results of operations of our two United Kingdom theatres that were sold on April 30, 2004, the loss on sale of the United Kingdom theatres, the results of operations of the eleven Interstate theatres that were sold on December 23, 2004 and the gain on sale of the Interstate theatres, all of which are presented net of taxes. The loss recorded for 2003 primarily includes the results of operations of our United Kingdom theatres, including an asset impairment charge of $2.5 million. See Note 5 to the consolidated financial statements.

Comparison of Years Ended December 31, 2003 and December 31, 2002

     Revenues. Total revenues for 2003 increased to $950.9 million from $935.9 million in 2002, representing a 1.6% increase. Admissions revenues increased 0.4% to $597.5 million for 2003 from $595.3 million for 2002. Concession revenues increased 3.0% to $300.6 million for 2003 from $291.8 million for 2002. The increased revenues were partially attributable to a 0.6% increase in attendance from 172.1 million patrons for 2002 to 173.1 million patrons for 2003. Average ticket prices for 2003 were consistent with 2002. Concession revenues per patron increased from $1.70 for 2002 to $1.74 for 2003. The increase in concession revenues per patron was primarily a result of the successful implementation of a domestic concession price increase during the fourth quarter of 2002. Revenues per average screen increased 0.6% to $314,178 for 2003 from $312,183 for 2002.

     Cost of Operations. Cost of operations was $702.1 million, or 73.8% of revenues, for 2003 compared to $686.5 million, or 73.4% of revenues, for 2002.

     Film rentals and advertisings costs were $324.9 million, or 54.4% of admissions revenues, for 2003 compared to $320.7 million, or 53.9% of admissions revenues, for 2002. The increase is due to increased film rental costs and promotional activities during 2003. Concession supplies expense decreased to 16.5% of concession revenues for 2003 from 17.3% for 2002 primarily as a result of the successful implementation of a domestic concession price increase during the fourth quarter of 2002.

     Salaries and wages increased to $97.2 million for 2003 from $96.7 million for 2002. Facility lease expense increased to $119.5 million for 2003 from $115.6 million for 2002 primarily due to new theatre openings and increased percentage rent expense. Utilities and other costs increased to $110.8 million for 2003 from $103.1 million for 2002 primarily due to increased utility costs, insurance and repairs and maintenance expense.

     General and Administrative Expenses. General and administrative expenses, as a percentage of revenues, decreased to 4.6% in 2003 from 5.1% in 2002. General and administrative expenses decreased to $44.2 million for 2003 from $47.9 million for 2002. The decrease is primarily related to the write-off of $3.1 million of legal, accounting and other professional fees and costs in 2002, associated with our parent company, Cinemark, Inc.’s, proposed initial public offering which was subsequently postponed due to unfavorable market conditions.

     Depreciation and Amortization. Depreciation and amortization decreased to $65.1 million in 2003 from $66.6 million in 2002. Depreciation and amortization as a percentage of revenues decreased to 6.8% in 2003 from 7.1% in 2002.

     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $5.0 million in 2003 and $3.9 million in 2002, as follows:

	Years Ended December 31,
	2003	2002
U.S.	$3.0	$1.8
Mexico	1.2	—
Chile	0.7	1.3
Other	0.1	0.8

Total	$5.0	$3.9

     (Gain) Loss on Sale of Assets and Other. We recorded a gain on sale of assets and other of $1.2 million in 2003 compared to a loss on sale of assets and other of $0.5 million in 2002. The gain on sale of assets recorded during 2003 was primarily due to gains on the sale of land parcels and recovery of a construction deposit previously written off.

     Interest Expense. Interest costs incurred, including amortization of debt issue costs, decreased 6.2% to $54.2 million in 2003 from $57.8 million in 2002. The decrease in interest costs incurred during 2003 was primarily due to a decrease in average debt outstanding during the year under our long-term debt facilities.

     Foreign Currency Exchange Loss. We recorded a foreign currency exchange loss of $0.2 million in 2003 compared to a foreign currency exchange loss of $5.1 million in 2002. The loss recorded during 2002 was due to the translation of Cinemark Brasil S.A.’s assets and liabilities denominated in other than local currency and the devaluation of the real during 2002.

     Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of $7.5 million during 2003 that included a $1.6 million loss resulting from the write-off of unamortized debt issue costs associated with the retirement of our then existing credit facility and the Cinema Properties Facility that occurred during the first quarter of 2003, a $5.6 million loss resulting from the write-off of unamortized debt issue costs, unamortized bond premiums/discounts and tender offer repurchase costs associated with the tender offer to repurchase and subsequent retirement of approximately $233 million aggregate principal amount of outstanding 9 5/8% senior subordinated notes that occurred during the second quarter of 2003 and a $0.3 million loss resulting from the write-off of unamortized debt issue costs, unamortized bond premiums/discounts and other fees associated with the redemption of the remaining $42 million aggregate principal amount of our 9 5/8% senior subordinated notes due 2008 that occurred during the third quarter of 2003.

     Income Taxes. Income tax expense of $25.0 million was recorded in 2003 compared to income tax expense of $29.1 million in 2002. Our effective tax rate for 2003 was 34.5% as compared to 41.8% in 2002. The change in the effective tax rate is primarily due to a decrease in foreign losses not offset by a valuation allowance.

Liquidity and Capital Resources

Operating Activities

     We primarily collect our revenues in cash, mainly through box office sales and the sale of concession supplies. We are expanding the number of theatres that provide the patron a choice of using a credit card, in place of cash, which we convert to cash in approximately three to four days. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. We typically operate with a negative working capital position for our ongoing theatre operations throughout the year, primarily because of the lack of significant inventory and accounts receivable. Cash flow provided by operating activities, as reflected in the consolidated statements of cash flows, amounted to $150.1 million, $135.6 million and $112.9 million in 2002, 2003 and 2004, respectively. The decrease in cash provided by operating activities in 2004 is primarily due to the Recapitalization charges of $32.0 million.

Investing Activities

     Our investing activities have been principally related to the development and acquisition of additional theatres and in 2004, purchases of minority partner shares in Brazil and Mexico. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our amended senior secured credit facility. Cash flow used for investing activities, as reflected in the consolidated statements of cash flows, amounted to $34.7 million, $47.2 million and $116.9 million in 2002, 2003 and 2004, respectively. The increase in cash used for investing activities in 2004 is primarily due to the funding of the $45.0 million purchase price for the acquisition of the shares of our Brazilian operations owned by our Brazilian partners, the funding of the $5.4 million purchase price for the acquisition of the shares of Cinemark Mexico USA, Inc. owned by our Mexican partners and a $30.0 million increase in capital expenditures, and was partially offset by increased proceeds from sales of theatre properties and equipment.

     As a result of the Recapitalization, our Brazilian partners exercised their option to cause Cinemark, Inc. to purchase all of their shares of common stock of Cinemark Brasil S.A., which represented 47.2% of total common stock of Cinemark Brasil S.A. We purchased the partners’ shares of Cinemark Brasil S.A. for $44,957,502 with available cash on August 18, 2004. See Note 4 to the consolidated financial statements for further discussion of this acquisition.

     On September 15, 2004, we purchased shares of common stock of Cinemark Mexico USA, Inc. from our Mexican partners, increasing our ownership interest in this subsidiary from 95.0% to 99.4%. The purchase price was $5,378,768 and was funded with available cash and borrowings on our revolving credit line. See Note 4 to the consolidated financial statements for further discussion of this acquisition.

     We are continuing to expand our domestic theatre circuit. In 2004, we opened 11 new theatres with 132 screens and added four screens to existing theatres. As of December 31, 2004, we had signed commitments to build 12 new theatres with 140 screens scheduled to open in the U.S. in 2005 and thereafter. We estimate the remaining capital expenditures for the development of these 140 screens in the U.S. will be approximately $34 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

     We are continuing to expand our international theatre circuit. In 2004, we opened six new theatres with 43 screens. As of December 31, 2004, we had signed commitments to build 11 new theatres with 87 screens scheduled to open in international markets in 2005 and thereafter. We estimate the remaining capital expenditures for the development of these 87 screens will be approximately $42 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

     We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our amended senior secured credit facility, proceeds from sale leaseback transactions and/or sales of excess real estate. Additionally, we may from time to time, subject to compliance with our debt instruments, purchase on the open market our debt securities depending upon the availability and prices of such securities.

Financing Activities

     Cash flow used for financing activities amounted to $96.1 million, $45.8 million, and $4.3 million in 2002, 2003 and 2004, respectively.

     As of December 31, 2004 our long-term debt obligations, future minimum lease obligations under non-cancelable operating leases, outstanding letters of credit, obligations under employment agreements and purchase commitments were as follows:

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	4 - 5 Years	5 Years
Long-term debt [1]	$626.9	$6.5	$11.6	$7.9	$600.9
Lease obligations [2]	1,473.3	111.6	233.7	224.0	904.0
Letters of credit	0.1	0.1	—	—	—
Employment agreements [2]	8.4	2.8	5.6	—	—
Purchase commitments [3]	81.7	43.4	36.4	1.2	0.7

Total obligations	$2,190.4	$164.4	$287.3	$233.1	$1,505.6

[1]	These amounts are included in our consolidated balance sheet as of December 31, 2004. See Note 9 to the consolidated financial statements for additional information about our long-term debt obligations and related matters.

[2]	See Note 16 to the consolidated financial statements for additional information about our lease obligations and employment agreements.

[3]	Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of December 31, 2004.

	Amount of Commitment Expiration Per Period
	(in millions)
		Less Than			After
Other Commercial Commitments	Total	One Year	1 - 3 Years	4 - 5 Years	5 Years
Revolving Line of Credit[1]	$99.9	$—	$—	$99.9	$—

Total commercial commitments	$99.9	$—	$—	$99.9	$—

[1]	Represents availability under our revolving line of credit as of December 31, 2004 after giving effect to the $0.1 million letter of credit outstanding.

Recapitalization of Cinemark, Inc.

     We are a wholly-owned subsidiary of Cinemark, Inc. On March 12, 2004, Cinemark, Inc., entered into an agreement and plan of merger with a newly formed subsidiary of Madison Dearborn Partners, LLC (“Madison”). The transaction was completed on April 2, 2004, at which time the newly formed subsidiary of Madison was merged with and into Cinemark, Inc., with Cinemark, Inc. continuing as the surviving corporation. Simultaneously, an affiliate of Madison purchased shares of common stock of Cinemark, Inc. for approximately $518.3 million in cash and became the controlling stockholder of Cinemark, Inc., owning approximately 83% of Cinemark, Inc.’s capital stock. Lee Roy Mitchell, our Chief Executive Officer, and the Mitchell Special Trust collectively retained approximately 16% ownership of Cinemark, Inc.’s capital stock with certain members of management owning the remaining 1%. Based on the terms of the transaction, including Mr. Mitchell’s ownership retention, the transaction was accounted for as a recapitalization, which resulted in Cinemark, Inc. and its subsidiaries retaining their historical book values. Since April 2, 2004, Madison sold approximately 10% of its stock in Cinemark, Inc. to outside investors. As of the date of this report, Madison owned approximately 75% of the capital stock of Cinemark, Inc., outside investors owned approximately 8%, Lee Roy Mitchell and the Mitchell Special Trust owned approximately 16% and certain members of management own the remaining 1%.

     On March 31, 2004, Cinemark, Inc. issued $577,173,000 aggregate principal amount at maturity of 9 3/4% senior discount notes due 2014. The gross proceeds at issuance of $360,000,115 were used to fund in part the Recapitalization. Interest on the notes accretes until March 15, 2009 up to the aggregate principal amount of $577,173,000. Cash interest will accrue and be payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2009. Due to the holding company status of Cinemark, Inc., payments of principal and interest under these notes will be dependent on loans, dividends and other payments from us to Cinemark, Inc. At December 31, 2004, the accreted principal balance of the notes was $386,731,442. Upon a change of control, Cinemark, Inc. would be required to make an offer to repurchase all of the 9 3/4% senior discount notes at a price equal to 101% of the accreted value of the notes plus accrued and unpaid interest, if any, through the date of purchase. We have no obligation, contingent or otherwise, to pay the amounts due under the 9 3/4% senior discount notes or to make funds available to pay those amounts. The 9 3/4% senior discount notes are general, unsecured senior obligations of Cinemark, Inc. that are effectively subordinated to our indebtedness and other liabilities.

Historical Financings

     Senior Subordinated Notes

     On March 16, 2004, in connection with the Recapitalization, we initiated a tender offer for our then outstanding $105 million aggregate principal amount 8 1/2% senior subordinated notes due 2008 and a consent solicitation to remove substantially all restrictive covenants in the indenture governing those notes. On March 25, 2004, a supplemental indenture removing substantially all of the covenants was executed and became effective on the date of the Recapitalization. On April 2, 2004, we redeemed $94.1 million aggregate principal amount of 8 1/2% senior subordinated notes that were tendered, pursuant to the tender offer, utilizing a portion of the proceeds from our amended senior secured credit facility. On April 14, 2004, after the expiration of the tender offer, we redeemed an additional $50,000 aggregate principal amount of 8 1/2% senior subordinated notes that were tendered, leaving outstanding $10.8 million aggregate principal amount of 8 1/2% senior subordinated notes.

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

     As of December 31, 2004, we had outstanding $342.3 million aggregate principal amount of 9% senior subordinated notes due 2013. Interest is payable on February 1 and August 1 of each year. We may redeem all or part of the existing 9% notes on or after February 1, 2008. Prior to February 1, 2006, we may redeem up to 35% of the aggregate principal amount of the existing 9% notes from the proceeds of certain equity offerings.

     The senior subordinated notes are general, unsecured obligations and are subordinated in right of payment to the amended senior secured credit facility or other senior indebtedness. The notes are guaranteed by certain of our domestic subsidiaries. The guarantees are subordinated to the senior debt of the subsidiary guarantors and rank pari passu with the senior subordinated debt of our guarantor subsidiaries. The notes are effectively subordinated to the indebtedness and other liabilities of our non-guarantor subsidiaries.

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

     Senior Secured Credit Facility

     On February 14, 2003, we entered into a senior secured credit facility consisting of a $75 million five year revolving credit line and a $125 million term loan with Lehman Commercial Paper, Inc. for itself and as administrative agent for a syndicate of lenders. The net proceeds from the senior secured credit facility were used to repay, in full, certain debt agreements, including our then existing credit facility.

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

     The amended senior secured credit facility was further amended on August 18, 2004 to, among other things, reduce the interest rate applicable to the term loan. Under the amended term loan, principal payments of $650,000 are due each calendar quarter through March 31, 2010 and increase to $61,100,000 each calendar quarter from June 30, 2010 to maturity at March 31, 2011. The amended term loan bears interest, at our option, at: (A) the base rate equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, plus a margin of 1.00% per annum, or (B) a “eurodollar rate” plus a margin of 2.00% per annum. After the completion of two fiscal quarters after the closing date, the margin under the amended term loan applicable to base rate loans ranges from 0.75% per annum to 1.00% per annum and the margin applicable to eurodollar rate loans ranges from 1.75% per annum to 2.00% per annum, and will be adjusted based upon our achieving certain performance targets.

     Borrowings under the amended revolving credit line bear interest, at our option, at: (A) a base rate equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, plus a margin of 1.50% per annum, or (B) a “eurodollar rate” plus a margin of 2.50% per annum. After the completion of two fiscal quarters after the closing date, the margin under the amended revolving credit line applicable to base rate loans ranges from 1.00% per annum to 1.50% per annum and the margin applicable to eurodollar rate loans ranges from 2.00% per annum to 2.50% per annum, and will be adjusted based upon our achieving certain performance targets. We are required to pay a commitment fee calculated at the rate of 0.50% per annum on the average daily unused portion of the amended revolving credit line, payable quarterly in arrears.

     Our obligations under the amended senior secured credit facility are guaranteed by Cinemark, Inc., CNMK Holding, Inc. and certain of our subsidiaries and are secured by mortgages on certain fee and leasehold properties and security interests in substantially all of our domestic personal and intangible property, including without limitation, pledges of all of our capital stock, all of the capital stock of CNMK Holding, Inc. and certain of our domestic subsidiaries and 65% of the voting stock of certain of our foreign subsidiaries.

     At December 31, 2004, there was approximately $258.1 million outstanding under the amended term loan and no borrowings outstanding under the amended revolving credit line. Approximately $99.9 million was available for borrowing under the amended revolving credit line, giving effect to a $0.1 million letter of credit outstanding. The average interest rate on outstanding borrowings under the amended senior secured credit facility at December 31, 2004 was 4.4% per annum.

     Cinemark Brasil Notes Payable

     As of December 31, 2004, Cinemark Brasil S.A. had four main types of funding sources executed as follows:

        (1) Banco Nacional de Desenvolvimento Econômico e Social (“BNDES”, the Brazilian National Development Bank) credit line in the U.S. dollar equivalent in Brazilian reais of US$3.8 million. Interest accrues at a BNDES basket rate, which is a multiple currency rate based on the rate at which the bank borrows, plus a spread amounting to 11.4%. At December 31, 2004, there was approximately US$0.2 million outstanding, which matures in April 2005.

        (2) BNDES credit line in the U.S. dollar equivalent in Brazilian reais of US$1.9 million executed in November 2001 with a maturity date of October 2006. Interest accrues at a BNDES basket rate plus a spread amounting to 11.2%. At December 31, 2004, there was approximately US$0.9 million outstanding under this credit line.

        (3) Project developer financing executed with two engineering companies in September 2000 in the amount of US$1.8 million with a maturity date of September 2005. Interest accrues at a rate of TJLP+5% (Taxa de Juros de Longo Prazo (a long-term interest rate published by the Brazilian government)). At December 31, 2004, there was approximately US$0.4 million outstanding under this financing arrangement.

        (4) Project developer financing executed with a mall developer in February 2004 in the amount of US$0.7 million with a maturity date of February 2009. Interest accrues at a rate of TJLP + 5.5% (Taxa de Juros de Longo Prazo (a long-term interest rate published by the Brazilian government)). At December 31, 2004, there was approximately US$0.7 million outstanding under this financing arrangement.

     These sources are secured by a variety of instruments, including comfort letters from Cinemark International, L.L.C., promissory notes for up to 130% of the value, a revenue reserve account and equipment collateral. As of December 31, 2004, an aggregate of approximately US$2.2 million was outstanding.

     Cinemark Chile Note Payable

     On March 26, 2002, Cinemark Chile S.A. entered into a Debt Acknowledgment, Rescheduling and Joint Guarantee and Co-Debt Agreement with Scotiabank Sud Americano and three local banks. Under this agreement, Cinemark Chile S.A. borrowed the U.S. dollar equivalent of approximately $10.6 million in Chilean pesos (adjusted for inflation pursuant to the Unidades de Fomento). Cinemark Chile S.A. was required to make 24 equal quarterly installments of principal plus accrued and unpaid interest, commencing March 27, 2002. On September 29, 2004, Cinemark Chile S.A. refinanced the outstanding debt under an amended debt agreement with two of the original local banks, Corpbanca and Banco Security. The amended debt agreement requires 24 equal quarterly installments of principal plus accrued and unpaid interest, commencing December 31, 2004. The agreement requires Cinemark Chile S.A. to maintain certain financial ratios and contains other restrictive covenants typical for agreements of this type such as a limitation on dividends. Funds borrowed under this agreement bear interest at the 90 day TAB Banking rate as published by the Association of Banks and Financial Institutions Act plus 1.5%. At December 31, 2004, US$7.3 million was outstanding under this agreement.

Ratings

     We are rated by nationally recognized rating agencies. The significance of individual ratings varies from agency to agency. However, companies assigned ratings at the top end of the range have, in the opinion of certain rating agencies, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capability. Ratings are always subject to change and there can be no assurance that our current ratings will continue for any given period of time. A downgrade of our debt ratings, depending on the extent, could increase the cost to borrow funds. Below are our latest ratings per category, which were current as of February, 28, 2005.

Category	Moody’s	Standard and Poor’s
Cinemark, Inc. 9 3/4% Senior Discount Notes	B-	Caa1
Cinemark USA, Inc. Senior Secured Credit Facility	Ba3	BB-
Cinemark USA, Inc. 9% Senior Subordinated Notes	B3	B-

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” FIN 46 addresses consolidation by business enterprises of variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. We adopted FIN 46 on January 1, 2004. The adoption of FIN 46 did not have a material impact on our consolidated financial statements.

     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Non-monetary Assets-Amendment of APB Opinion No. 29. SFAS No. 153 amends Accounting Principles Board (“APB”) Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123(R),Share-Based Payment, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non employees. SFAS No. 123(R) eliminates the intrinsic value measurement objective in APB Opinion No. 25 and generally requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. We are required to apply SFAS No. 123(R) to all awards granted, modified or settled in our first annual reporting period after December 15, 2005. We will be required to use the “modified prospective method’’, under which we must recognize compensation cost for all awards granted after we adopt the standard and for the unvested portion of previously granted awards that are outstanding on that date. We have commenced our analysis of the impact of SFAS 123(R), but cannot predict with reasonable certainty the number of options that will be unvested and outstanding on December 31, 2005. Accordingly, we cannot currently quantify with precision the effect that this standard will have on our financial position or results of operations.

     FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the “Jobs Act”) provides guidance on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109 “Accounting for Income Taxes”. We have not yet completed evaluating the impact of the repatriation provisions. We are currently performing an earnings and profit study to enable us to model and evaluate the impact. Results cannot be estimated at this time. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. We expect to complete our evaluation in 2005.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.

Interest Rate Risk

     An increase or decrease in interest rates would affect interest costs relating to our variable rate debt facilities. We and our subsidiaries are currently parties to such variable rate debt facilities. At December 31, 2004, there was an aggregate of approximately $271.8 million of variable rate debt outstanding under these facilities. Based on interest rates in effect on our variable rate debt outstanding at December 31, 2004, a 10% increase in these rates would not increase our annual interest expense by a material amount. Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

     The tables below provide information about our fixed rate and variable rate long-term debt agreements as of December 31, 2004 and 2003:

	Expected Maturity As of December 31, 2004
	(in millions)								Average
	December 31,							Fair	Interest
	2005	2006	2007	2008	2009	Thereafter	Total	Value	Rate
Fixed rate	$0.1	$0.1	$—	$—	—	$354.9	$355.1	$350.4	9.0%
Variable rate	6.4	6.5	5.0	4.0	3.9	246.0	271.8	271.4	4.5%

Total debt	$6.5	$6.6	$5.0	$4.0	$3.9	$600.9	$626.9	$621.8

	Expected Maturity As of December 31, 2003
	(in millions)								Average
	December 31,							Fair	Interest
	2004	2005	2006	2007	2008	Thereafter	Total	Value	Rate
Fixed rate	$0.1	$—	$0.1	$—	$104.5	$374.2	$478.9	$474.4	8.9%
Variable rate	6.6	6.9	4.4	121.8	39.8	—	179.5	179.2	4.1%

Total debt	$6.7	$6.9	$4.5	$121.8	$144.3	$374.2	$658.4	$653.6

Foreign Currency Exchange Rate Risk

     We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. Principally all the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Generally accepted accounting principles in the U.S. require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, generally accepted accounting principles in the U.S. require that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations result in us reporting exchange gains (losses) or foreign currency translation adjustments relating to our international subsidiaries depending on the inflationary environment of the country in which we operate. Based upon our equity ownership in our international subsidiaries as of December 31, 2004, holding everything else constant, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the net fair value of our investments in our international subsidiaries by approximately $13 million.

     The accumulated other comprehensive loss account in shareholder’s equity of $86,544,422 and $77,121,825 at December 31, 2003 and December 31, 2004, respectively, primarily relates to the cumulative foreign currency adjustments from translating the financial statements of Cinemark Argentina, S.A., Cinemark Brasil S.A. and Cinemark de Mexico, S.A. de C.V. into U.S. dollars.

     In 2003 and 2004, all foreign countries where we have operations, including Argentina, Brazil and Mexico were deemed non-highly inflationary. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account recorded as an increase in, or reduction of, shareholder’s equity.

     On December 31, 2004, the exchange rate for the Brazilian real was 2.65 reais to the U.S. dollar (the exchange rate was 2.89 reais to the U.S. dollar at December 31, 2003). As a result, the effect of translating the December 31, 2004 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in shareholder’s equity of $8,711,434. At December 31, 2004, the total assets of our Brazilian subsidiaries were U.S. $101,268,957.

     On December 31, 2004, the exchange rate for the Mexican peso was 11.22 pesos to the U.S. dollar (the exchange rate was 11.20 pesos to the U.S. dollar at December 31, 2003). The effect of translating the December 31, 2004 Mexican financial statements into U.S. dollars was immaterial to the change in the accumulated other comprehensive loss account. At December 31, 2004, the total assets of our Mexican subsidiaries were U.S. $100,886,012.

     On December 31, 2004, the exchange rate for the Argentine peso was 2.97 pesos to the U.S. dollar (the exchange rate was 2.94 pesos to the U.S. dollar at December 31, 2003). The effect of translating the December 31, 2004 Argentine financial statements into U.S. dollars was immaterial to the change in the accumulated other comprehensive loss account. At December 31, 2004, the total assets of our Argentine subsidiaries were U.S. $16,880,777.

     During 2004, we sold our United Kingdom theatres, which resulted in a reduction of shareholder’s equity upon the realization of $1,075,684 of cumulative foreign currency translation adjustments previously recorded in the accumulated other comprehensive loss account.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Name	Age	Position
Lee Roy Mitchell	68	Chairman of the Board; Chief Executive Officer; Director
Tandy Mitchell	54	Executive Vice President; Assistant Secretary
Alan Stock	44	President; Chief Operating Officer
Robert Copple	46	Senior Vice President; Treasurer; Chief Financial Officer; Assistant Secretary
Tim Warner	60	Senior Vice President; President of Cinemark International, L.L.C.
Robert Carmony	47	Senior Vice President-Operations
Margaret Richards	46	Vice President-Real Estate; Assistant Secretary
John Lundin	55	Vice President-Film Licensing
Walter Hebert, III	59	Vice President-Purchasing
Don Harton	47	Vice President-Construction
Michael Cavalier	38	Vice President-General Counsel; Secretary
Terrell Falk	54	Vice President-Marketing and Communications
Tom Owens	48	Vice President-Development
Benjamin D. Chereskin	46	Director
James N. Perry, Jr.	44	Director
Robin P. Selati	39	Director
Vahe A. Dombalagian	31	Director

     As a result of the Recapitalization of our parent, Cinemark, Inc., which occurred on April 2, 2004, the following directors resigned from Cinemark USA, Inc.’s Board of Directors: Mrs. Tandy Mitchell, Mr. Alan Stock, Mr. Robert Copple, Mr. W. Bryce Anderson, Mr. Heriberto Guerra, Jr., Mr. James Stern, Mr. Denny Rydberg, and Mr. William Spiegel.

     The Company has adopted a code of ethics applicable to its principal executive officer and its principal financial officer.

     The following is a brief description of the business experience of each of our current directors and executive officers.

     Lee Roy Mitchell has served as Chairman of the Board since March 1996 and as Chief Executive Officer and a Director since our inception in 1987. Since March 1999, Mr. Mitchell has served as a director of Texas Capital Bancshares, Inc., a bank holding company. Mr. Mitchell has served on the Board of Directors of the National Association of Theatre Owners since 1991. Mr. Mitchell is the husband of Tandy Mitchell.

     Tandy Mitchell has served as Executive Vice President since October 1989 and Assistant Secretary since December 2003. Mrs. Mitchell also served as Vice Chairman of the Board from March 1996 to April 2004. Mrs. Mitchell is the wife of Lee Roy Mitchell and sister of Walter Hebert, III.

     Alan Stock has served as President since March 1993 and as Chief Operating Officer since March 1992. Mr. Stock also served as a Director from April 1992 until April 2004.

     Robert Copple has served as Senior Vice President, Treasurer, Chief Financial Officer and Assistant Secretary since August 2000 and also served as a Director from September 2001 to April 2004. Mr. Copple was acting Chief Financial Officer from March 2000 to August 2000.

     Tim Warner has served as Senior Vice President since May 2002 and President of Cinemark International, L.L.C. since April 1996. Mr. Warner has served on the Board of Directors of the National Association of Theatre Owners since 1982 and was the Chairman of the National Association of Theatre Owners International Committee from 2002 through 2004.

     Robert Carmony has served as Senior Vice President-Operations since July 1997.

     Margaret Richards has served as Vice President-Real Estate since March 1994 and as Vice President and Assistant Secretary since October 1989.

     John Lundin has served as Vice President-Film Licensing since September 2000 and as Head Film Buyer from September 1997 to September 2000.

     Walter Hebert, III has served as Vice President–Purchasing since July 1997. Mr. Hebert is the brother of Tandy Mitchell.

     Don Harton has served as Vice President-Construction since July 1997.

     Michael Cavalier has served as Vice President-General Counsel since July 1999, as Assistant Secretary from December 2002 to December 2003 and as Secretary since December 2003.

     Terrell Falk has served as Vice President-Marketing and Communications since April 2001. From March 1998 to April 2001, Ms. Falk was Director of Large Format Theatres, overseeing the marketing and operations of our IMAX theatres.

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

     Benjamin D. Chereskin has served as a Director since April 2004. Mr. Chereskin is a Managing Director of Madison Dearborn Partners, LLC and co-founded the firm in 1993. Previously, Mr. Chereskin was with First Chicago Venture Capital for nine years. Mr. Chereskin also serves on the Board of Directors of Cornerstone Brands, Inc., Tuesday Morning Corporation, NWL Holdings, Inc., Family Christian Stores, Inc. and Carrols Holdings Corp.

     James N. Perry, Jr. has served as a Director since April 2004. Mr. Perry is a Managing Director of Madison Dearborn Partners, LLC and has been employed by the firm since 1993. Previously, Mr. Perry was with First Chicago Venture Capital for eight years. Mr. Perry currently serves on the Board of Directors of Nextel Partners, Inc., Cbeyond Communications, LLC, Madison River Telephone Company, Intelsat, Ltd., and Band-X.

     Robin P. Selati has served as a Director since April 2004. Mr. Selati is a Managing Director of Madison Dearborn Partners, LLC and has been employed by the firm since 1993. Previously, Mr. Selati was with Alex, Brown & Sons Incorporated, an investment bank. Mr. Selati currently serves on the Board of Directors of Tuesday Morning Corporation, Peter Piper, Inc., NWL Holdings, Inc., Carrols Holdings Corporation, Family Christian Stores, Inc., Ruth’s Chris Steak House, Inc., Beverages & More, Inc., and Pierre Foods, Inc.

     Vahe A. Dombalagian has served as a Director since April 2004. Mr. Dombalagian is a Director of Madison Dearborn Partners, LLC and has been employed by the firm since July 2001. From August 1997 to August 1999, Mr. Dombalagian was an Associate with Texas Pacific Group, a private equity firm. Mr. Dombalagian currently serves on the Board of Directors of Outsourcing Solutions, Inc.

Item 11. Executive Compensation

     The following Summary Compensation Table sets forth the compensation earned by the Company’s Chief Executive Officer and the four most highly compensated executive officers:

					Long-Term
					Compensation
	Annual Compensation				Awards
					Securities	All Other
		Salary(1)	Bonus		Underlying	Compensation
Name and Principal Position	Year	($)	($)		Options/SAR	($)
Lee Roy Mitchell,	2004	$716,625	$417,526	(2)	—	$2,532,271	(5)
Chairman of the Board	2003	682,500	652,740	(3)	—	132,020	(6)
and Chief Executive Officer	2002	572,870	975,000	(4)	—	124,309	(7)
Alan Stock,	2004	424,086	247,084	(2)	307,499(13)	4,315,751	(8)
President and	2003	403,891	98,826	(3)	—	10,500	(9)
Chief Operating Officer	2002	384,658	230,795	(4)	—	9,750	(9)
Tim Warner,	2004	343,901	200,366	(2)	307,499(13)	3,929,017	(10)
Senior Vice President and	2003	327,525	80,140	(3)	—	10,500	(9)
President — Cinemark International, L.L.C.	2002	311,929	187,157	(4)	—	9,750	(9)
Robert Copple,	2004	309,665	180,419	(2)	307,499(13)	3,162,632	(11)
Senior Vice President and	2003	294,919	72,162	(3)	—	10,500	(9)
Chief Financial Officer	2002	280,875	168,525	(4)	—	9,750	(9)
Robert Carmony,	2004	298,529	173,931	(2)	199,874(13)	1,814,225	(12)
Senior Vice President -	2003	284,313	69,567	(3)	—	9,035	(9)
Operations .	2002	270,775	162,465	(4)	—	9,750	(9)

(1)	Amounts shown include cash and non-cash compensation earned and received by executive officers.

(2)	Bonuses were earned in 2004 but were paid in 2005.

(3)	Bonuses were earned in 2003 but were paid in 2004.

(4)	Bonuses were earned in 2002 but were paid in 2003.

(5)	Represents a $10,762 annual contribution to our 401(k) savings plan, $22,665 representing the value of the use of a company vehicle for one year and $98,844 of life insurance premiums paid by us for the benefit of Mr. Mitchell and a $2,400,000 bonus payment made to Mr. Mitchell under Mr. Mitchell’s new employment agreement upon the Recapitalization of Cinemark, Inc.

(6)	Represents a $10,500 annual contribution to our 401(k) savings plan, $22,665 representing the value of the use of a company vehicle for one year and $98,855 of life insurance premiums paid by us for the benefit of Mr. Mitchell.

(7)	Represents a $2,800 annual contribution to our 401(k) savings plan, $22,665 representing the value of the use of a company vehicle for one year and $98,844 of life insurance premiums paid by us for the benefit of Mr. Mitchell.

(8)	Represents a $10,762 contribution to our 401(k) savings plan, $364,699 payment under Mr. Stock’s profit participation agreement for certain of our theatres, and, upon the Recapitalization of Cinemark, Inc., a $1,742,391 payment made to Mr. Stock under a sale bonus agreement, a $1,159,640 change of control compensation payment under Mr. Stock’s prior employment agreement, a $50,000 bonus payment under Mr. Stock’s new employment agreement and $988,259 net consideration paid for options that were acquired as part of the Recapitalization.

(9)	Represents an annual contribution to our 401(k) savings plan.

(10)	Represents a $10,762 contribution to our 401(k) savings plan, and, upon the Recapitalization of Cinemark, Inc., a $1,939,614 payment made to Mr. Warner under a sale bonus agreement, a $940,382 change of control compensation payment under Mr. Warner’s prior employment agreement, a $50,000 bonus payment under Mr. Warner’s new employment agreement and $988,259 net consideration paid for options that were acquired as part of the Recapitalization.

(11)	Represents a $10,762 contribution to our 401(k) savings plan, and, upon the Recapitalization of Cinemark, Inc. a $1,733,757 payment made to Mr. Copple under a sale bonus agreement, a $846,763 change of control compensation payment under Mr. Copple’s prior employment agreement, a $50,000 bonus payment under Mr. Copple’s new employment agreement and $521,350 net consideration paid for options that were acquired as part of the Recapitalization.

(12)	Represents a $9,652 contribution to our 401(k) savings plan, and, upon the Recapitalization of Cinemark, Inc. a $816,314 change of control compensation payment under Mr. Carmony’s prior employment agreement and $988,259 net consideration paid for options that were acquired as part of the Recapitalization.

(13)	On September 30, 2004, our parent, Cinemark, Inc., granted each of Mr. Stock, Mr. Warner, and Mr. Copple options to purchase an aggregate of 307,499 shares of Class A common stock of Cinemark, Inc., and granted Mr. Carmony options to purchase an aggregate of 199,874 shares of Class A common stock of Cinemark, Inc., under Cinemark, Inc.’s Long Term Incentive Plan at an exercise price of $22.58 per share. On the date of grant, Cinemark, Inc.’s Class A common stock had a market value of $22.58 per share. For Messrs. Stock, Warner and Copple, options to purchase 30,497 shares vested immediately and for Mr. Carmony, options to purchase 19,823 shares vested immediately. The remaining options vest daily over the period ending April 1, 2009.

Options/ Stock Appreciation Right Grants in Last Fiscal Year

     There were no stock appreciation rights granted or exercised during the year ended December 31, 2004. The following table shows option grants for each of our named executive officers during the most recent fiscal year ended December 31, 2004.

	Number of	Percent of			Potential Realizable Value at Assumed
	Securities	Total Options			Annual Rates of Stock Price
	Underlying Options	Granted to Employees	Exercise	Expiration	Appreciation for Option
Executive Officer	Granted (#)	During Fiscal Year	Price ($)	Date	Term (1)

					5%	10%
Lee Roy Mitchell	—	—	N/A	N/A	$—	$—
Alan Stock	307,499	13.0%	$22.58	Sep. 29, 2014	$4,019,455	$10,371,543
Tim Warner	307,499	13.0%	$22.58	Sep. 29, 2014	$4,019,455	$10,371,543
Robert Copple	307,499	13.0%	$22.58	Sep. 29, 2014	$4,019,455	$10,371,543
Robert Carmony	199,874	8.5%	$22.58	Sep. 29, 2014	$2,612,641	$6,741,491

(1)	Reflects the purchase price paid by an affiliate of Madison to acquire the stock of Cinemark, Inc. in connection with the Recapitalization and the purchase price of subsequent sales of Cinemark, Inc. common stock to third party investors through December 30, 2004 paid by third parties to an affiliate of Madison.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value Table

     The following table shows the value realized on option exercises for each of our named executive officers during the most recent fiscal year ended December 31, 2004 and the number of securities underlying exercised and unexercised options at December 31, 2004.

						Value of
					Number of Securities	Unexercised In-
					Underlying	the-Money
	Shares Acquired on				Unexercised Options	Options at FY
Executive Officer	Exercise (#)		Value Realized ($)		at FY End (#)	End (3)

Lee Roy Mitchell	—		$—		—	$—
Alan Stock	66,000	(1)	$988,259	(1)	307,499	$0
Tim Warner	66,000	(1)	$988,259	(1)	307,499	$0
Robert Copple	99,000	(2)	$521,350	(2)	307,499	$0
Robert Carmony	66,000	(1)	$988,259	(1)	199,874	$0

(1)	Messrs. Stock, Warner and Carmony each owned options to purchase 66,000 shares of Class A common stock of Cinemark, Inc. with an exercise price of $7.61 per share. Upon the closing of the Recapitalization, Messrs. Stock, Warner and Carmony each received consideration of approximately $22.58 per share less the applicable exercise price. As part of the Recapitalization, Mr. Stock purchased 83,526 shares and Mr. Warner purchased 82,892 shares of Class A common stock of Cinemark, Inc. with the net proceeds received from the sale of their respective options.

(2)	Mr. Copple owned options to purchase 99,000 shares of Class A common stock of Cinemark, Inc. with an exercise price of $1.50 per share. All of these options were incentive stock options. Upon the closing of the Recapitalization, Mr. Copple exercised options and received stock for 74,272 shares of Cinemark, Inc. common stock and received consideration of approximately $22.58 per share less the applicable exercise price for the remaining options to purchase 24,728 shares.

(3)	The exercise price of vested options was equal to the market value of the underlying securities at fiscal year end.

Director Compensation

     Our directors are elected each year by our shareholders to serve for a one year term and until their successors are elected and qualified. Directors are reimbursed for expenses actually incurred for each Board meeting which they attend. In addition, independent directors may receive a fee for each meeting of the Board of Directors attended by such person. Our executive officers are elected by the Board of Directors to serve at the discretion of the Board.

Committees of the Board of Directors

     The Board of Directors of Cinemark, Inc., our parent, has established an audit committee and a compensation committee. Mr. Dombalagian is serving as the initial chairman and sole member of the audit committee, and Mr. Chereskin is serving as the initial chairman of the compensation committee. The audit committee recommends the annual appointment of auditors. The audit committee reviews the scope of audit and non-audit services and related fees, accounting principles we and Cinemark, Inc. use in financial reporting, and the adequacy of our and Cinemark, Inc.’s internal control procedures. The compensation committee reviews and approves the compensation and benefits for our executive officers, authorizes and ratifies stock option grants and other incentive arrangements, and authorizes employment and related agreements. The Board of Directors may contemplate establishing other committees.

Employment Agreements

     On March 12, 2004, our parent, Cinemark, Inc., entered into new employment agreements with certain executives which became effective upon the consummation of the Recapitalization on April 2, 2004. In addition, in connection with the Recapitalization, Cinemark, Inc. paid a one-time special bonus in the amount of $2.4 million to Lee Roy Mitchell and in the amount of $50,000 to each of Alan Stock, Tim Warner and Robert Copple. Set forth below is a summary of the new agreements.

     Lee Roy Mitchell

     Cinemark, Inc. entered into an employment agreement with Lee Roy Mitchell pursuant to which Mr. Mitchell serves as its and our Chief Executive Officer. The employment agreement became effective upon the consummation of the Recapitalization. The initial term of the employment agreement is three years, subject to an automatic extension for a one-year period, unless the employment agreement is terminated. Mr. Mitchell receives a base salary of $716,625 per year, which is subject to annual review for increase (but not decrease) each year by Cinemark, Inc.’s Board of Directors or committee or delegate thereof. In addition, Mr. Mitchell is eligible to receive an annual cash incentive bonus upon our meeting certain performance targets established by the Cinemark, Inc. board or the compensation committee for the fiscal year. Mr. Mitchell is also entitled to additional fringe benefits including life insurance benefits of not less than $5 million, disability benefits of not less than 66% of base salary, a luxury automobile and a membership at a country club. The employment agreement provides for severance payments upon termination of employment, the amount and nature of which depends upon the reason for the termination of employment. If Mr. Mitchell resigns for good reason or is terminated by Cinemark, Inc. without cause (as defined in the agreement), Mr. Mitchell will receive: accrued compensation (which includes base salary and a pro rata bonus) through the date of termination; any previously vested stock options and accrued benefits, such as retirement benefits, in accordance with the terms of the plan or agreement pursuant to which such options or benefits were granted; his annual base salary as in effect at the time of termination for a period of twelve months following such termination; and an amount equal to the most recent annual bonus he received prior to the date of termination. Mr. Mitchell’s equity-based or performance-based awards will become fully vested and exercisable upon such termination or resignation. Mr. Mitchell may choose to continue to participate in our benefit plans and insurance programs on the same terms as other actively employed senior executives for a one-year period. Furthermore, so long as Mr. Mitchell remains Chief Executive Officer, he will possess approval rights over certain significant transactions that may be pursued by us.

     In the event Mr. Mitchell’s employment is terminated due to his death or disability, Mr. Mitchell or his estate will receive: accrued compensation (which includes base salary and a pro rata bonus) through the date of termination; any previously vested stock options and accrued benefits, such as retirement benefits, in accordance with the terms of the plan or agreement pursuant to which such options or benefits were granted; his annual base salary as in effect at the time of termination for a period of six months following such termination; a lump sum payment equal to an additional six months of base salary payable six months after the date of termination; and any benefits payable to Mr. Mitchell and or his beneficiaries in accordance with the terms of any applicable benefit plan.

     In the event Mr. Mitchell’s employment is terminated by Cinemark, Inc. for cause or under a voluntary termination (as defined in the agreement), Mr. Mitchell will receive: accrued base salary through the date of termination; and any previously vested rights under a stock option or similar incentive compensation plan in accordance with the terms of such plan.

     Mr. Mitchell will also be entitled, for a period of five years, to tax preparation assistance upon termination of his employment for any reason other than for cause or under a voluntary termination. The employment agreement contains various covenants, including covenants related to confidentiality, non-competition (other than certain permitted activities as defined therein) and non-solicitation.

Tandy Mitchell, Alan Stock, Robert Copple, Timothy Warner, Robert Carmony, John Lundin and Michael Cavalier

     Cinemark, Inc. entered into executive employment agreements with each of Tandy Mitchell, Alan Stock, Robert Copple, Timothy Warner, Robert Carmony, John Lundin and Michael Cavalier pursuant to which Mrs. Mitchell and Messrs. Stock, Copple, Warner, Carmony, Lundin and Cavalier serve, respectively, as its and our Executive Vice President, President and Chief Operating Officer, Senior Vice President and Chief Financial Officer, Senior Vice President, Senior Vice President of Operations, Vice President of Film Licensing and Vice President and General Counsel. The employment agreements became effective upon the consummation of the Recapitalization. The initial term of each employment agreement is three years, subject to automatic extensions for a one-year period at the end of each year of the term, unless the agreement is terminated. Pursuant to the employment agreements, each of these individuals receives a base salary, which is subject to annual review for increase (but not decrease) each year by Cinemark, Inc.’s Board of Directors or committee or delegate thereof. In addition, each of these executives is eligible to receive an annual cash incentive bonus upon our meeting certain performance targets established by the Cinemark, Inc. Board of Directors or the compensation committee for the fiscal year.

     Cinemark, Inc.’s Board of Directors has adopted a stock option plan and granted each executive stock options to acquire such number of shares as set forth in that executive’s employment agreement. The executive’s stock options vest and become exercisable twenty percent per year on a daily pro rata basis and shall be fully vested and exercisable five years after the date of the grant, as long as the executive remains continuously employed by Cinemark, Inc. Upon consummation of a sale of Cinemark, Inc. or our company, the executive’s stock options will accelerate and become fully vested.

     The employment agreement with each executive provides for severance payments on substantially the same terms as the employment agreement for Mr. Mitchell, except that if the executive resigns for good reason or is terminated by Cinemark, Inc. without cause (as defined in the agreements) prior to the first anniversary of the effectiveness of the employment agreement, the executive will receive his or her annual base salary in effect at the time of termination for a period commencing on the date of termination and ending on the second anniversary of the effective date (rather than for twelve months); and an amount equal to the most recent annual bonus he or she received prior to the date of termination pro rated for the number of days between such termination and the second anniversary of the effective date (rather than a single annual bonus).

     Each executive will also be entitled to office space and support services for a period of not more than three months following the date of any termination except for termination for cause. The employment agreements contain various covenants, including covenants related to confidentiality, non-competition and non-solicitation.

Non-Competition, Non-Solicitation and Non-Disclosure Agreement

     Each of Lee Roy Mitchell, Tandy Mitchell, Alan Stock, Robert Copple, Timothy Warner, Robert Carmony, John Lundin, Michael Cavalier and certain trusts, in his, her or its capacity as a seller of Cinemark, Inc.’s common stock, have entered into non-competition, non-solicitation and non-disclosure agreements with Cinemark, Inc. These agreements became effective upon the consummation of the Recapitalization. Pursuant to the agreements, each executive agreed not to compete with Cinemark, Inc. for a period of two years, and each executive agreed not to solicit its customers or hire its employees, or disparage Cinemark, Inc., for a period of three years. The obligation not to compete will terminate prior to the two year period if we effect a sale of Cinemark, Inc. (as defined in the agreements). In addition, each executive agreed not to disclose confidential information for a period of three years.

401(k) Plan

     We sponsor a defined contribution savings plan, or 401(k) Plan, whereby certain employees may elect to contribute, in whole percentages between 1% and 50% of such employee’s compensation, provided no employee’s elective contribution shall exceed the amount permitted under Section 402(g) of the Internal Revenue Code of 1986, as amended ($13,000 in 2004). We may make an annual discretionary matching contribution. For plan years prior to 2002, our discretionary matching contribution is subject to vesting and forfeiture. For these plan years, our discretionary matching contributions vest to individual accounts at the rate of 20% per year beginning two years from the date of employment, and employees are fully vested in the discretionary matching contributions after six years of employment. For plan years beginning in 2002, our discretionary matching contributions immediately vest.

Stock Option Plan

     Upon consummation of the Recapitalization on April 2, 2004, all stock options of Cinemark, Inc. outstanding prior to the Recapitalization immediately vested and the majority were repurchased, resulting in compensation expense of $16,245,270 recorded by us. See Note 3 to the consolidated financial statements for further discussion of the Recapitalization.

     On September 30, 2004, the Board of Directors and the majority of stockholders of Cinemark, Inc. approved the 2004 Long Term Incentive Plan (the “Plan”) under which 3,074,991 shares of Class A common stock are available for issuance to selected employees, directors and consultants of ours. The Plan provides for restricted share grants, incentive option grants and nonqualified option grants. On September 30, 2004, Cinemark, Inc. granted options to purchase 2,361,590 shares of Cinemark, Inc. Class A common stock under the Plan at an exercise price of $22.58 per option. The exercise price was equal to the fair market value of the Cinemark, Inc. Class A common stock on the date of grant. Options to purchase 234,219 shares vested immediately and the remaining options granted in 2004 vest daily over the period ending April 1, 2009. The options expire ten years from the grant date. There were options to purchase 2,361,590 shares of Cinemark, Inc. Class A common stock outstanding under the Plan as of December 31, 2004.

     A participant’s options under the Plan are forfeited if the participant’s service to Cinemark, Inc. or any of its subsidiaries is terminated for cause. At any time before the Class A common stock becomes listed or admitted to unlisted trading privileges or a national securities exchange or designated as a national market system security on an interdealer quotation system by the National Association of Securities Dealers or if sale or bid and other offer quotations are reported for that class of common stock on the NASDAQ National Market, Cinemark, Inc. or a designee shall have the right to purchase any shares of Class A common stock acquired on exercise of an option, any restricted shares issued under the Plan and any exercisable options granted under the Plan. The purchase price in such event shall be determined as provided in the Plan.

Compensation Committee Interlocks and Insider Participation

     In April 2004, the Board of Directors of Cinemark, Inc. established a Compensation Committee to study senior management compensation and make recommendations to the Board of Directors as a whole relating to said compensation. Mr. Chereskin currently serves as the chairman of the Compensation Committee. Mr. Chereskin is not and has never been an officer of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder's Matters

Equity Compensation Plan Information

     The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2004:

(c)
Number of securities
remaining available
	(a)	(b)	for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in
Plan Category	warrants and rights	and rights	column (a))
Equity compensation plans approved by security holders	2,361,590	$22.58	713,401

Equity compensation plans not approved by security holders	—	—	—

Total	2,361,590	$22.58	713,401

Beneficial Ownership

     All of our outstanding common stock is beneficially owned by Cinemark, Inc., through its wholly owned subsidiary CNMK Holding, Inc. The following table presents information regarding beneficial ownership of Cinemark, Inc.’s common stock as of February 28, 2005 by:

•	each person known by us to beneficially hold five percent or more of Cinemark, Inc.’s common stock;

•	each of Cinemark, Inc.’s and Cinemark USA, Inc.’s directors;

•	each of Cinemark, Inc.’s named executive officers; and

•	all of Cinemark, Inc.’s executive officers and directors as a group.

          Beneficial ownership has been determined in accordance with the applicable rules and regulations, promulgated under the Securities Exchange Act of 1934, as amended. Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock of Cinemark, Inc. subject to options that are currently exercisable or exercisable within 60 days of February 28, 2005 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 27,674,916 shares of Class A common stock of Cinemark, Inc. issued and outstanding as of February 28, 2005. As of February 28, 2005, there were 13 holders of record of Cinemark, Inc.’s Class A common stock.

	Number of Shares
Names of Beneficial Owner (1)	Beneficially Owned	Percent of Class
Directors and Executive Officers
Madison Dearborn Capital Partners IV, L.P. (1)	20,676,263	74.7%
Mitchell Special Trust (2)	2,169,713	7.8%
Lee Roy Mitchell(3)	4,427,986	16.0%
Quadrangle Capital Partners LP (4)	2,213,993	8.0%
Alan W. Stock(5)	149,575	*
Tim Warner (5)	148,941	*
Robert Copple(5)	140,321	*
Robert Carmony(6)	42,931	*
Benjamin D. Chereskin (7)	20,676,263	74.7%
James N. Perry, Jr. (7)	20,676,263	74.7%
Robin P. Selati (7)	20,676,263	74.7%
Vahe A. Dombalagian	—	*
Enrique Senior (8)	—	*
Peter Ezersky (9)	2,213,993	8.0%

All directors and executive officers as a group (19 persons)(10)	27,973,351	99.8%

*	Represents less than 1%

(1)	The address of Madison Dearborn Capital Partners IV, L.P. is Three First National Plaza, Suite 3800, 70 West Madison Street, Chicago, Illinois 60602.

(2)	The address of the Mitchell Special Trust is 3900 Dallas Parkway, Suite 500, Plano, Texas 75093.

(3)	Includes 2,169,713 shares owned by the Mitchell Special Trust. Mr. Mitchell is the co-trustee of the Mitchell Special Trust. Mr. Mitchell disclaims beneficial ownership of all shares held by the Mitchell Special Trust. Mr. Mitchell’s address is c/o Cinemark, Inc., 3900 Dallas Parkway, Suite 500, Plano, Texas 75093.

(4)	Includes 80,986 shares owned by Quadrangle Select Partners L.P. and 567,067 shares owned by Quadrangle Capital Partners A LP. Quadrangle GP Investors LLC is the general partner of Quadrangle GP Investors LP. Quadrangle GP Investors LP is the general partner of Quadrangle Capital Partners LP, Quadrangle Select Partners LP and Quadrangle Capital Partners A LP. Quadrangle Capital Partners LP disclaims beneficial ownership of all shares held by Quadrangle Select Partners LP and Quadrangle Capital Partners A LP. The address of Quadrangle Capital Partners LP is c/o Quadrangle Group LLC, 375 Park Avenue, New York, New York 10152.

(5)	Includes 66,049 shares of Class A common stock issuable upon the exercise of options that may be exercised within 60 days of February 28, 2005.

(6)	Includes 42,931 shares of Class A common stock issuable upon the exercise of options that may be exercised within 60 days of February 28, 2005.

(7)	Messrs. Chereskin, Perry and Selati are Managing Directors of Madison Dearborn Partners, LLC, which is the General Partner of Madison Dearborn Partners IV, L.P., which is the General Partner of Madison Dearborn Capital Partners IV, L.P., and they may therefore be deemed to share beneficial ownership of the shares owned by Madison Dearborn Capital Partners IV, L.P. Messrs. Chereskin, Perry and Selati expressly disclaim beneficial ownership of the shares owned by Madison Dearborn Capital Partners IV, L.P. The address of Messrs. Chereskin, Perry and

Selati is c/o Madison Dearborn Partners, LLC, Three First National Plaza, Suite 3800, 70 West Madison Street, Chicago, Illinois 60602.

(8)	The address of Mr. Senior is 711 Fifth Avenue, New York, New York, 10022.

(9)	Mr. Ezersky is a Managing Member of Quadrangle GP Investors LLC, which is the general partner of Quadrangle GP Investors LP. Quadrangle GP Investors LP is the general partner of Quadrangle Capital Partners LP, Quadrangle Select Partners LP and Quadrangle Capital Partners A LP, and he may therefore be deemed to share beneficial ownership of the 1,565,940 shares owned by Quadrangle Capital Partners LP, the 80,986 shares owned by Quadrangle Select Partners LP and the 567,067 shares owned by Quadrangle Capital Partners A LP. Mr. Ezersky expressly disclaims beneficial ownership of the shares owned by Quadrangle Capital Partners LP, Quadrangle Select Partners LP, and Quadrangle Capital Partners A LP. The address of Mr. Ezersky is c/o Quadrangle Group LLC, 14th Floor, 375 Park Avenue, New York, New York 10152.

(10)	Includes 355,999 shares of Class A common stock issuable upon the exercise of options that may be exercised within 60 days of February 28, 2005.

Item 13. Certain Relationships and Related Transactions

Certain Agreements

     We manage one theatre with 12 screens for Laredo Theatre, Ltd. (“Laredo”). We are the sole general partner and own 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to us at a rate of 5% of annual theatre revenues up to $50,000,000 and 3% of annual theatre revenues in excess of $50,000,000. We recorded $190,834 of management fee revenues and received dividends of $562,500 from Laredo during 2004. Laredo distributed dividends of $187,500 to Lone Star Theatres in accordance with the terms of the limited partnership agreement. All such amounts are included in our consolidated financial statements with the intercompany amounts eliminated in consolidation.

     We lease one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”) on a month-to-month basis. Plitt Plaza is indirectly owned by Lee Roy Mitchell. Annual rent is approximately $118,000 plus certain taxes, maintenance expenses and insurance. The Company recorded $137,723 of facility expenses payable to Plitt Plaza joint venture during 2004.

     We paid approximately $72,000 to Addison Jet Management, Inc. for use of an airplane during 2004. Lee Roy Mitchell owns 50% of the airplane and leases the plane to Addison Jet Management, Inc.

     Madison Dearborn Partners, LLC or an affiliate received a fee of approximately $12.5 million plus out-of-pocket expenses incurred at the closing of the Recapitalization.

     In conjunction with the Recapitalization, Cinemark, Inc. paid fees of approximately $6 million to Allen & Company LLC. Mr. Enrique Senior is a Managing Director of Allen & Company LLC and is a member of the Board of Directors of Cinemark, Inc.

Profit Participation

     We entered into an amended and restated profit participation agreement on March 12, 2004 with our President, Alan Stock, which became effective upon consummation of the Recapitalization and amends a profit participation agreement with Mr. Stock in effect since May 2002. Under the agreement, Mr. Stock receives a profit interest in two theatres once we have recovered our capital investment in these theatres plus our borrowing costs. During 2004, we recorded $599,818 in profit participation expense payable to Mr. Stock, which is included in general and administrative expense in our consolidated statements of income. We paid $364,699 of this amount to Mr. Stock during 2004. In the event that Mr. Stock’s employment is terminated without cause, profits will be distributed according to a formula set forth in the profit participation agreement.

Indemnification of Directors

     We have adopted provisions in our Articles of Incorporation and Bylaws which provide for indemnification of our officers and directors to the maximum extent permitted under the Texas Business Corporation Act. We have obtained an insurance policy providing for indemnification of our officers and directors and certain other persons against liabilities and expenses incurred by any of them in certain stated proceedings and under certain stated conditions.

Item 14. Principal Accounting Fees and Services

     For the years ended December 31, 2004 and 2003, Deloitte & Touche LLP, our independent auditor, billed the aggregate fees listed in the table below:

	(in millions)
Category	2004	2003
Audit Fees (a)	$0.8	$1.0
Audit-Related Fees (b)	0.3	—
Tax Fees (c)	0.6	0.7
All Other Fees (d)	—	—

Total	$1.7	$1.7

(a)	Fees for audit services billed in 2004 consisted of the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, statutory audits and comfort letters, consents and other services related to Securities and Exchange Commission (“SEC”) matters, including fees and services related to our bond offerings.

Fees for audit services billed in 2003 consisted of the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, statutory audits and comfort letters, consents and other services related to Securities and Exchange Commission (“SEC”) matters, including fees and services related to our bond offerings.

(b)	Fees for audit-related services billed in 2004 consisted of due diligence associated with mergers and acquisitions.

(c)	Fees for tax services billed in 2003 and 2004 consisted of assistance with our federal, state, local and foreign jurisdictions income tax returns. We have additionally sought consultation and advice related to various tax compliance planning projects.

(d)	No material other fees were billed in 2003 and 2004.

     Under Cinemark, Inc.’s Audit Committee’s charter, the Audit Committee is required to give advance approval of any nonaudit services, other than those of a de minimus nature, to be performed by our auditors, provided that such services are not otherwise prohibited by law. In recognition of this responsibility, the Audit Committee has established a policy to review and pre-approve all audit and permissible non-audit services provided by the independent auditor. The policy provides for the general pre-approval of specific types of services, gives detailed guidance to management as to the specific services that are eligible for general pre-approval and provides specific cost limits for each such service on an annual basis. The policy also requires specific pre-approval of all other permitted services.

     Cinemark, Inc.’s Audit Committee has considered and concluded that the provision of the non-audit services is compatible with maintaining auditor independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

(b) Exhibits

See the accompanying Index beginning on page E-1, which exhibits are bound separately.

(c) Financial Statement Schedules

See the accompanying Index beginning on page F-1.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2005	CINEMARK USA, INC.
	BY:	/s/ Alan W. Stock
Alan W. Stock, President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lee Roy Mitchell	Chairman of the Board of Directors and Chief	March 29, 2005
Lee Roy Mitchell	Executive Officer

/s/ Robert Copple	Senior Vice President and Treasurer (Chief	March 29, 2005
Robert Copple	Financial and Accounting Officer)

/s/ Benjamin D. Chereskin	Director	March 29, 2005
Benjamin D. Chereskin

/s/ James N. Perry, Jr.	Director	March 29, 2005
James N. Perry, Jr.

/s/ Robin P. Selati	Director	March 29, 2005
Robin P. Selati

/s/ Vahe A. Dombalagian	Director	March 29, 2005
Vahe A. Dombalagian

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

CINEMARK USA, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
(ITEMS 8 AND 15 OF FORM 10-K) AND SUPPLEMENTAL SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cinemark USA, Inc. and Subsidiaries
Plano, TX

We have audited the accompanying consolidated balance sheets of Cinemark USA, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cinemark USA, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” which changed its method of accounting for goodwill and indefinite-lived intangible assets in 2002.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedules of certain consolidating information listed in the index on page F-1 are presented for the purpose of additional analysis of the basic consolidated financial statements rather than to present the financial position, results of operations, and cash flows of the individual companies, and are not a required part of the basic consolidated financial statements. These schedules are the responsibility of the Company’s management. Such schedules have been subjected to the auditing procedures applied in our audits of the basic 2004 consolidated financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic 2004 consolidated financial statements taken as a whole.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 24, 2005

CINEMARK USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$107,319,285	$100,227,864
Inventories	4,323,687	4,237,291
Accounts receivable	15,440,048	11,302,828
Income tax receivable	—	7,036,960
Prepaid expenses and other	5,476,066	3,819,195

Total current assets	132,559,086	126,624,138

THEATRE PROPERTIES AND EQUIPMENT
Land	58,962,924	60,700,155
Buildings	323,156,916	337,558,728
Theatre furniture and equipment	485,206,325	509,736,809
Leasehold interests and improvements	364,337,716	385,043,181
Theatres under construction	6,233,088	14,049,052

Total	1,237,896,969	1,307,087,925
Less accumulated depreciation and amortization	462,016,911	521,492,895

Theatre properties and equipment, net	775,880,058	785,595,030

OTHER ASSETS
Goodwill	12,083,095	45,005,983
Intangible assets — net	7,865,294	6,084,001
Investments in and advances to affiliates	2,347,104	1,709,556
Deferred charges and other assets — net	30,011,763	36,546,700

Total other assets	52,307,256	89,346,240

TOTAL ASSETS	$960,746,400	$1,001,565,408

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$6,744,842	$6,539,206
Accounts payable	37,373,428	34,256,718
Income tax payable	5,521,581	—
Accrued film rentals	27,337,817	21,394,776
Accrued interest	17,939,898	14,569,435
Accrued payroll	12,954,499	14,335,024
Accrued property taxes	15,188,282	14,326,386
Accrued other current liabilities	24,866,026	23,441,382

Total current liabilities	147,926,373	128,862,927

LONG-TERM LIABILITIES
Long-term debt, less current portion	651,686,139	620,404,341
Deferred income taxes	13,033,013	23,137,583
Deferred lease expenses	27,652,702	27,961,902
Deferred gain on sale leasebacks	4,006,700	3,640,780
Deferred revenues and other long-term liabilities	5,665,863	12,025,239

Total long-term liabilities	702,044,417	687,169,845

COMMITMENTS AND CONTINGENCIES (see Note 16)	—	—

MINORITY INTERESTS IN SUBSIDIARIES	33,932,183	16,697,318

SHAREHOLDER’S EQUITY
Class A common stock, $.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	15	15
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and outstanding	49,543,427	49,543,427
Additional paid-in capital	13,054,686	51,069,746
Retained earnings	125,022,611	169,576,845
Treasury stock, 57,245 Class B shares at cost	(24,232,890)	(24,232,890)
Accumulated other comprehensive loss	(86,544,422)	(77,121,825)

Total shareholder’s equity	76,843,427	168,835,318

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$960,746,400	$1,001,565,408

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

	2002	2003	2004
REVENUES
Admissions	$595,286,841	$597,547,930	$646,999,129
Concession	291,807,230	300,568,065	321,621,092
Other	48,759,804	52,756,165	55,621,584

Total revenues	935,853,875	950,872,160	1,024,241,805

COSTS AND EXPENSES
Cost of operations:
Film rentals and advertising	320,741,903	324,901,748	348,815,899
Concession supplies	50,356,355	49,640,261	53,760,946
Salaries and wages	96,682,317	97,240,383	103,084,095
Facility lease expense	115,587,807	119,516,682	126,642,734
Utilities and other	103,167,023	110,791,539	112,965,519

Total cost of operations	686,535,405	702,090,613	745,269,193

General and administrative expenses	47,851,065	44,185,727	51,549,916
Stock option compensation and change of control expenses related to the Recapitalization	—	—	31,994,529
Depreciation and amortization	66,583,237	65,085,390	67,051,388
Impairment of long-lived assets	3,869,331	5,049,199	1,666,703
(Gain) loss on sale of assets and other	469,961	(1,201,850)	4,851,233

Total costs and expenses	805,308,999	815,209,079	902,382,962

OPERATING INCOME	130,544,876	135,663,081	121,858,843

OTHER INCOME (EXPENSE)
Interest expense	(55,428,317)	(51,852,977)	(42,739,129)
Amortization of debt issue costs	(2,364,680)	(2,310,372)	(2,663,722)
Interest income	2,318,172	2,035,338	1,964,864
Foreign currency exchange loss	(5,120,336)	(195,670)	(266,711)
Loss on early retirement of debt	—	(7,540,269)	(5,974,128)
Equity in income of affiliates	249,951	141,359	172,930
Minority interests in income of subsidiaries	(598,923)	(3,410,018)	(4,352,563)

Total other expenses	(60,944,133)	(63,132,609)	(53,858,459)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE	69,600,743	72,530,472	68,000,384

Income taxes	29,091,892	25,041,386	27,029,864

INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE	40,508,851	47,489,086	40,970,520

Income (loss) from discontinued operations, net of taxes (See Note 5)	(1,542,048)	(2,739,798)	3,583,714

INCOME BEFORE CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE	38,966,803	44,749,288	44,554,234

Cumulative effect of a change in accounting principle, net of taxes	(3,389,779)	—	—

NET INCOME	$35,577,024	$44,749,288	$44,554,234

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

	Class A		Class B						Accumulated
	Common Stock		Common Stock		Additional	Unearned			Other
	Shares		Shares		Paid-in	Compensation	Retained	Treasury	Comprehensive		Comprehensive
	Issued	Amount	Issued	Amount	Capital	Stock Options	Earnings	Stock	Loss	Total	Income

Balance at December 31, 2001	1,500	$15	239,893	$49,543,427	$15,097,709	$(4,226,004)	$44,696,299	$(24,232,890)	$(55,541,300)	$25,337,256

Net income							35,577,024			35,577,024	$35,577,024
Amortization of Cinemark USA, Inc. unearned compensation (Jan 1, 2002 - May 16, 2002)						415,919				415,919
Options exchanged for Cinemark, Inc. options (May 17, 2002)					(3,810,085)	3,810,085				—
Amortization of Cinemark, Inc. unearned compensation (May 17, 2002 - December 31, 2002)					687,236					687,236
Foreign currency translation adjustment									(34,252,160)	(34,252,160)	(34,252,160)

Balance at December 31, 2002	1,500	$15	239,893	$49,543,427	$11,974,860	$—	$80,273,323	$(24,232,890)	$(89,793,460)	$27,765,275	$1,324,864

Net income							44,749,288			44,749,288	44,749,288
Amortization of Cinemark, Inc. unearned compensation					1,079,826					1,079,826
Foreign currency translation adjustment									3,249,038	3,249,038	3,249,038

Balance at December 31, 2003	1,500	$15	239,893	$49,543,427	$13,054,686	$—	$125,022,611	$(24,232,890)	$(86,544,422)	$76,843,427	$47,998,326

Net income							44,554,234			44,554,234	44,554,234
Amortization of Cinemark, Inc. unearned compensation					145,021					145,021
Write-off of unearned compensation related to Recapitalization					1,595,234					1,595,234
Capital contribution from Cinemark, Inc. related to Recapitalization					23,750,000					23,750,000
Capital contribution from Cinemark, Inc. related to income taxes					12,524,805					12,524,805
Foreign currency translation adjustment									9,422,597	9,422,597	9,422,597

Balance at December 31, 2004	1,500	$15	239,893	$49,543,427	$51,069,746	$—	$169,576,845	$(24,232,890)	$(77,121,825)	$168,835,318	$53,976,831

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

	2002	2003	2004
OPERATING ACTIVITIES
Net income	$35,577,024	$44,749,288	$44,554,234

Noncash items in net income:
Depreciation	65,822,005	64,428,716	66,398,601
Amortization of intangible and other assets	761,232	656,674	652,787
Amortization of foreign advanced rents	1,796,405	1,805,684	1,713,365
Amortized compensation — stock options	1,103,155	1,079,826	145,021
Amortization of debt issue costs	2,364,680	2,310,372	2,663,722
Amortization of gain on sale leasebacks	(365,920)	(365,920)	(365,920)
Amortization of debt discount and premium	(28,507)	(972,306)	(1,534,912)
Amortization of deferred revenues	(4,852,905)	(2,622,904)	(752,769)
Impairment of long-lived assets	3,869,331	5,049,199	1,666,703
(Gain) loss on sale of assets and other	469,961	(1,201,850)	4,851,233
Write-off unamortized debt issue costs and debt discount and premium related to the early retirement of debt	—	3,600,608	938,075
Write-off unearned compensation related to the Recapitalization	—	—	1,595,234
Deferred lease expenses	2,005,069	2,740,580	309,200
Deferred income tax expenses	14,886,334	1,862,885	10,104,570
Equity in income of affiliates	(249,951)	(141,359)	(172,930)
Minority interests in income of subsidiaries	598,923	3,410,018	4,352,563
Other noncash items	132,621	3,373,248	(1,916,269)
Cumulative effect of an accounting change	3,389,779	—	—

Changes in assets and liabilities:
Inventories	(366,883)	(634,772)	86,396
Accounts receivable	(1,392,201)	(2,998,199)	3,700,147
Prepaid expenses and other	(847,306)	(1,381,931)	1,656,871
Other assets	6,463,964	(5,909,117)	(7,448,404)
Advances with affiliates	1,191,191	392,123	(423,747)
Accounts payable	(2,338,589)	8,602,356	(3,116,710)
Accrued liabilities	19,248,588	(1,684,493)	(4,813,111)
Other long-term liabilities	158,063	3,234,062	649,131
Income tax receivable/payable	722,863	6,237,512	(12,558,541)

Net cash provided by operating activities	150,118,926	135,620,300	112,934,540

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(38,031,643)	(51,002,003)	(81,008,032)
Proceeds from sale of theatre properties and equipment	2,639,965	3,084,531	12,944,262
Proceeds from sale of equity investment	—	—	1,250,000
Purchase of minority partner shares in Cinemark Brasil	—	—	(44,957,502)
Purchase of minority partner shares in Cinemark Mexico	—	—	(5,378,768)
Investment in affiliates	—	(3,314)	—
Dividends/capital returned from affiliates	641,808	770,062	202,688

Net cash used for investing activities	(34,749,870)	(47,150,724)	(116,947,352)

FINANCING ACTIVITIES
Capital contribution from parent	—	—	36,274,805
Issuance of senior subordinated notes	—	375,225,000	—
Retirement of senior subordinated notes	—	(275,000,000)	(122,750,000)
Proceeds from long-term debt	61,748,082	403,516,357	291,445,591
Repayments of long-term debt	(148,650,617)	(537,764,968)	(200,069,283)
Debt issue costs	—	(15,622,495)	(7,953,401)
Increase in minority investment in subsidiaries	454,931	4,573,551	968,732
Decrease in minority investment in subsidiaries	(9,692,587)	(766,315)	(2,225,483)

Net cash used for financing activities	(96,140,191)	(45,838,870)	(4,309,039)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(5,709,573)	970,064	1,230,430

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,519,292	43,600,770	(7,091,421)

CASH AND CASH EQUIVALENTS:
Beginning of period	50,199,223	63,718,515	107,319,285

End of period	$63,718,515	$107,319,285	$100,227,864

SUPPLEMENTAL INFORMATION (see Note 14)

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business - Cinemark USA, Inc. and subsidiaries (the “Company”) are leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation, with theatres in the United States (“U.S.”), Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The Company also managed additional theatres in the U.S., Canada, Brazil and Taiwan during the year ended December 31, 2004.

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

     Principles of Consolidation - The consolidated financial statements include the accounts of Cinemark USA, Inc. and subsidiaries. Majority-owned subsidiaries that the Company has control of are consolidated while those subsidiaries of which the Company owns between 20% and 50% and does not control are accounted for as affiliates under the equity method. Those subsidiaries of which the Company owns less than 20% are accounted for as affiliates under the cost method. The results of these subsidiaries and affiliates are included in the financial statements effective with their formation or from their dates of acquisition. Significant intercompany balances and transactions are eliminated in consolidation. Certain reclassifications have been made to the 2002 and 2003 financial statements to conform to the 2004 presentation.

     Cash and Cash Equivalents - Cash and cash equivalents consist of operating funds held in financial institutions, petty cash held by the theatres and highly liquid investments with remaining maturities of three months or less when purchased.

     Inventories - Concession and theatre supplies inventories are stated at the lower of cost (first-in, first-out method) or market.

     Theatre Properties and Equipment - Theatre properties and equipment are stated at cost less accumulated depreciation and amortization. Property additions include the capitalization of $0, $233,582 and $406,760 of interest incurred during the development and construction of theatres in 2002, 2003 and 2004, respectively. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Category	Useful Life
Buildings	40 years
Theatre furniture and equipment	5 to 15 years
Leasehold interests and improvements	Lesser of lease term or useful life

     The Company evaluates theatre properties and equipment for impairment in conjunction with the preparation of its quarterly consolidated financial statements or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. When estimated undiscounted cash flows will not be sufficient to recover a long-lived asset’s carrying amount, an impairment review is performed in which the Company compares the carrying value of the asset with its estimated fair value, which is determined based on a multiple of cash flows. When estimated fair value is determined to be lower than the carrying value of the long-lived asset, the asset is written down to its estimated fair value.

     Lease Accounting – The Company accounts for leased properties under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, and other authoritative accounting literature. SFAS No. 13 requires that the Company evaluate each lease for classification as either a capital lease or an operating lease. According to SFAS No. 13, if substantially all of the benefits and risks of ownership have been transferred to the lessee, the lessee records the lease as a capital lease at its inception. The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. If the lease agreement calls for a scheduled rent increase during the lease term, the Company, in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases, recognizes the lease

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expense on a straight-line basis over the lease term as deferred lease expense. The Company determines the straight-line rent expense impact of an operating lease upon inception of the lease. For leases in which the Company is involved with construction of the theatre, the Company accounts for the lease during the construction period under the provisions of Emerging Issues Task Force (“EITF”) 97-10, The Effect of Lessee Involvement in Asset Construction.

     Goodwill and Other Intangible Assets - The excess of cost over fair value of theatre businesses acquired, less accumulated amortization, goodwill impairment charges and cumulative foreign currency translation adjustments, is recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, beginning January 1, 2002, goodwill is no longer being amortized, but instead is being tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors considered include significant underperformance relative to historical or projected business and significant negative industry or economic trends. Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its fair value, a second step would be performed to measure the potential goodwill impairment. Fair value is determined based on a multiple of cash flows. When estimated fair value is determined to be lower than the carrying value of the asset, the asset is written down to its estimated fair value. The Company performed its annual goodwill impairment evaluation as of December 31, 2004. Intangible assets consist of capitalized licensing fees, which are amortized using the straight-line method over fifteen years, and other intangible assets, which, if of a definite-lived nature, are amortized over the terms of the underlying agreements. Intangible assets with indefinite lives are no longer being amortized, but instead are being tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed its annual impairment evaluation of indefinite-lived intangible assets as of December 31, 2004.

     Deferred Charges and Other Assets - Deferred charges and other assets consist of debt issue costs, foreign advanced rents, construction advances and other deposits, equipment to be placed in service and other assets. Debt issue costs are amortized using the straight-line method over the primary financing terms of the related debt agreement. Foreign advanced rents represent advance rental payments for long-term foreign leases. These payments are recognized to facility lease expense generally over 10 to 20 years as leased facilities are utilized.

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

     Revenue and Expense Recognition - Revenues are recognized when admissions and concession sales are received at the box office and screen advertising is shown in the theatres. The Company records proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognizes admissions and concession revenue when a holder redeems the card or certificate. The Company recognizes unredeemed gift cards and other advanced sale-type certificates as revenue only after such a period of time indicates, based on historical experience, the likelihood of redemption is remote. Film rental costs are accrued based on the applicable box office receipts and either the mutually agreed upon firm terms established prior to the opening of the picture or estimates of the final mutually agreed upon settlement, which occurs at the conclusion of the picture run, subject to the film licensing arrangement. Estimates are based on the expected success of a film over the length of its run in the theatres. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known at the time the estimate is made and the expected success of a film over the length of its run in the theatres can typically be estimated early in the film’s run. The final film settlement amount is negotiated at the conclusion of the film’s run based upon how a film actually performs. If actual settlements are higher than those estimated, additional film rental costs are recorded at that time. The Company recognizes advertising costs and any sharing arrangements with film distributors in the same accounting period. The Company’s advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2002, 2003 and 2004 totaled $14,164,514, $14,643,308 and $14,316,052, respectively.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Stock Option Accounting – On May 16, 2002, Cinemark, Inc. was formed as the Delaware holding company of Cinemark USA, Inc. Under a share exchange agreement dated May 17, 2002, and after giving effect to a reverse stock split, each outstanding share and option to purchase shares of the Company’s common stock was exchanged for 220 shares and options to purchase shares of Cinemark, Inc.’s common stock. Unearned compensation of $3,810,085 related to the Company’s stock options was contributed to the Company’s parent, Cinemark, Inc. on May 17, 2002 as part of the share exchange. No unearned compensation has been recorded on the Company’s books subsequent to the share exchange.

     Although the Company did not have any options outstanding subsequent to the Share Exchange, compensation expense related to the outstanding options of Cinemark, Inc. was recorded in the Company’s consolidated statements of income. Compensation expense resulting from the amortization of unearned compensation recorded in the Company’s consolidated statements of income under these former stock option plans was $1,103,155, $1,079,826 and $145,021 in 2002, 2003 and 2004, respectively. During 2004, the Company recorded additional compensation expense of $1,595,234 related to the write-off of the remaining unearned compensation for options outstanding as of the date of the Recapitalization and $14,650,036 related to the cash settlement of these options.

     The Company applies Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations in accounting for stock option plans. Had compensation costs been determined based on the fair value at the date of grant for awards under the plans, consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, the Company’s net income would have been reduced to the pro-forma amounts indicated below:

	Years Ended December 31,
	2002	2003	2004
Net income as reported	$35,577,024	$44,749,288	$44,554,234

Compensation expense included in reported net income, net of tax[1]	642,036	707,286	87,448
Compensation expense under fair-value method, net of tax	(902,507)	(1,054,085)	(2,218,881)

Pro-forma net income	$35,316,553	$44,402,489	$42,422,801

[1] Excludes compensation expense of $16,245,270 related to the Recapitalization included in net income.

     No stock options were granted in 2002. The weighted average fair value per share of stock options granted by the Company’s parent, Cinemark, Inc., during 2003 was $12.76 (all of which had an exercise price equal to the market value at the date of grant). For each 2003 grant, compensation expense under the fair value method of SFAS No. 123 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0 percent; an expected life of 6.5 years; expected volatility of approximately 39 percent; and a risk-free interest rate of 3.29 percent. The weighted average fair value per share of stock options granted by Cinemark, Inc. during 2004 was $22.58 (all of which had an exercise price equal to the market value at the date of grant). For each 2004 grant, compensation expense under the fair value method of SFAS No. 123 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0 percent; an expected life of 6.5 years; expected volatility of approximately 39 percent; and a risk-free interest rate of 3.79 percent.

     Income Taxes — The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the bases of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized. Income taxes are provided on unremitted earnings from foreign subsidiaries unless such earnings are expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments and the related tax accruals are in the consolidated balance sheets. To the extent tax accruals differ from actual payments or assessments, the accruals will be adjusted.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates.

     Derivative Instruments - The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related amendments in its fiscal year beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments that require every derivative to be recorded on the balance sheet as an asset or liability and measured at its fair value. The statement also defines the accounting for the change in the fair value of derivatives depending on their intended use. The Company’s derivative activity is not material to its financial position or results of operations for the periods presented.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” FIN 46 addresses consolidation by business enterprises of variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company adopted FIN 46 on January 1, 2004. The adoption of FIN 46 did not have a material impact on its consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets-Amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non employees. SFAS No. 123(R) eliminates the intrinsic value measurement objective in APB Opinion 25 and generally requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). The standard also requires the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. The Company is required to apply SFAS No. 123(R) to all awards granted, modified or settled in its first annual reporting period after December 15, 2005. The Company will be required to use the “modified prospective method’’, under which it must recognize compensation cost for all awards granted after it adopts the standard and for the unvested portion of previously granted awards that are outstanding on that date. The

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company has commenced its analysis of the impact of SFAS 123(R), but cannot predict with reasonable certainty the number of options that will be unvested and outstanding on December 31, 2005. Accordingly, the Company cannot currently quantify with precision the effect that this standard will have on its financial position or results of operations.

     FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the “Jobs Act”) provides guidance on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109 “Accounting for Income Taxes”. The Company has not yet completed evaluating the impact of the repatriation provisions. The Company is currently performing an earnings and profit study to enable it to model and evaluate the impact. Results cannot be estimated at this time. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. The Company expects to complete its evaluation in 2005.

3. RECAPITALIZATION OF CINEMARK, INC. AND REFINANCING OF CERTAIN LONG-TERM DEBT

     Recapitalization of Cinemark, Inc. - On March 12, 2004, the Company’s parent, Cinemark, Inc., entered into an agreement and plan of merger with a newly formed subsidiary of Madison Dearborn Partners, LLC (“Madison”). The transaction was completed on April 2, 2004, at which time the newly formed subsidiary of Madison was merged with and into Cinemark, Inc., with Cinemark, Inc. continuing as the surviving corporation. Simultaneously, an affiliate of Madison purchased shares of common stock of Cinemark, Inc. for approximately $518.3 million in cash and became the controlling stockholder of Cinemark, Inc., owning approximately 83% of Cinemark, Inc.’s capital stock. Lee Roy Mitchell, the Company’s Chief Executive Officer, and the Mitchell Special Trust collectively retained approximately 16% ownership of Cinemark, Inc.’s capital stock with certain members of management owning the remaining 1%. Based on the terms of the transaction, including Mr. Mitchell’s ownership retention, the transaction was accounted for as a recapitalization, which resulted in Cinemark, Inc. and its subsidiaries retaining their historical book values. Since April 2, 2004, Madison sold approximately 10% of its stock in Cinemark, Inc. to outside investors. As of the date of this report, Madison owned approximately 75% of the capital stock of Cinemark, Inc., outside investors owned approximately 8%, Lee Roy Mitchell and the Mitchell Special Trust owned approximately 16% and certain members of management owned the remaining 1%.

     On March 31, 2004, Cinemark, Inc. issued $577,173,000 aggregate principal amount at maturity of 9 3/4% senior discount notes due 2014. The gross proceeds at issuance of $360,000,115 were used to fund in part the Recapitalization. Interest on the notes accretes until March 15, 2009 up to the aggregate principal amount of $577,173,000. Cash interest will accrue and be payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2009. Due to the holding company status of Cinemark, Inc., payments of principal and interest under these notes will be dependent on loans, dividends and other payments from the Company to Cinemark, Inc. At December 31, 2004, the accreted principal balance of the notes was $386,731,442. Upon a change of control, Cinemark, Inc. would be required to make an offer to repurchase all of the 9 3/4% senior discount notes at a price equal to 101% of the accreted value of the notes plus accrued and unpaid interest, if any, through the date of purchase. The Company has no obligation, contingent or otherwise, to pay the amounts due under the 9 3/4% senior discount notes or to make funds available to pay those amounts. The 9 3/4% senior discount notes are general, unsecured senior obligations of Cinemark, Inc. that are effectively subordinated to indebtedness and other liabilities of the Company.

     Upon consummation of the Recapitalization on April 2, 2004, all outstanding stock options of Cinemark, Inc. immediately vested and the majority were repurchased, resulting in compensation expense of $16,245,270 recorded by the Company. Compensation expense includes the write-off of the unamortized unearned compensation expense for options outstanding as of the date of the Recapitalization and the impact of the cash settlement of these options, and is included in general and administrative expense on the Company’s consolidated statement of income for the year ended December 31, 2004. As part of the transaction, Cinemark, Inc. paid change of control fees and other management compensation expenses of $15,749,259, which are included in general and administrative expense on the Company’s consolidated statements of income for the year ended December 31, 2004.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As a result of the Recapitalization, the Company’s Brazilian partners exercised their option to cause Cinemark, Inc. to purchase all of their shares of common stock of Cinemark Brasil S.A., which represented 47.2% of the total common stock of Cinemark Brasil S.A. See Note 4.

     Refinancing of Certain Long-Term Debt - On March 16, 2004, in connection with the Recapitalization, the Company initiated a tender offer for its then outstanding $105 million aggregate principal amount 8 1/2% senior subordinated notes due 2008 and a consent solicitation to remove substantially all restrictive covenants in the indenture governing those notes. On March 25, 2004, a supplemental indenture removing substantially all of the covenants was executed and became effective on the date of the Recapitalization. Additionally, on the date of the Recapitalization, the Company amended its senior secured credit facility to provide for a $260 million seven year term loan and a $100 million six and one-half year revolving credit line, which was left undrawn. The net proceeds from the amended senior secured credit facility were used to repay the term loan under the Company’s then existing senior secured credit facility of approximately $163.8 million and to redeem the approximately $94.2 million aggregate principal amount of the Company’s outstanding $105 million aggregate principal amount of 8 1/2% senior subordinated notes that were tendered pursuant to the tender offer. The tender offer was made at 104.5% of the principal amount of the notes tendered on or prior to the consent date and at 101.5% of the principal amount of the notes tendered subsequent to the consent date but prior to the expiration date. The unamortized bond discount, tender offer repurchase costs, including premiums paid, and other fees of $4,800,211 related to the retirement of the 8 1/2% notes were recorded as a loss on early retirement of debt in the Company’s consolidated statements of income for the year ended December 31, 2004.

     On April 6, 2004, as a result of the consummation of the Recapitalization and in accordance with the terms of the indenture governing the Company’s 9% senior subordinated notes due 2013, the Company made a change of control offer to purchase the 9% senior subordinated notes at a purchase price of 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, at the date of purchase. Approximately $17.8 million aggregate principal amount of the 9% senior subordinated notes were tendered and not withdrawn in the change of control offer, which expired on May 26, 2004. Payment of the change of control price was made with available cash by the Company on June 1, 2004. The unamortized debt issue costs, tender offer repurchase costs, including premiums paid, and other fees of $776,724 related to the retirement of the 9% notes were recorded as a loss on early retirement of debt in the Company’s consolidated statements of income for the year ended December 31, 2004.

     On July 28, 2004, the Company provided notice to the holders of the remaining outstanding 8 1/2% senior subordinated notes due 2008 of its election to redeem all outstanding notes at a redemption price of 102.833% of the aggregate principal amount plus accrued interest. On August 27, 2004, the Company redeemed the remaining notes utilizing available cash and borrowings under the Company’s revolving credit line. The unamortized bond discount, tender offer repurchase costs, including premiums paid, and other fees of $397,193 related to the retirement of the 8 1/2% notes were recorded as a loss on early retirement of debt in the Company’s consolidated statements of income for the year ended December 31, 2004.

     The amended senior secured credit facility was further amended on August 18, 2004 to, among other things, reduce the interest rate applicable to the term loan. Under the amended term loan, principal payments of $650,000 are due each calendar quarter through March 31, 2010 and increase to $61,100,000 each calendar quarter from June 30, 2010 to maturity at March 31, 2011. The amended term loan bears interest, at the Company’s option, at: (A) the base rate equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, plus a margin of 1.00% per annum, or (B) a “eurodollar rate” plus a margin of 2.00% per annum. After the completion of two fiscal quarters after the closing date, the margin under the amended term loan applicable to base rate loans ranges from 0.75% per annum to 1.00% per annum and the margin applicable to eurodollar rate loans ranges from 1.75% per annum to 2.00% per annum, and will be adjusted based upon the Company achieving certain performance targets.

     Borrowings under the amended revolving credit line bear interest, at the Company’s option, at: (A) a base rate equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, plus a margin of 1.50% per annum, or (B) a “eurodollar rate” plus a margin of 2.50% per annum. After the completion of two fiscal quarters after the closing date, the margin under the amended revolving credit line applicable to base rate loans ranges from 1.00% per annum to 1.50% per annum and the margin applicable to eurodollar rate loans ranges from 2.00% per annum to 2.50% per annum, and will be adjusted based upon the Company achieving certain performance targets. The Company is

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

required to pay a commitment fee calculated at the rate of 0.50% per annum on the average daily unused portion of the amended revolving credit line, payable quarterly in arrears.

     See Note 9 for further discussion of long-term debt.

4. ACQUISITIONS

     Interstate Theatres

     During 2003, the Company accounted for its 50% investment in Interstate Theatres, L.L.C. under the equity method of accounting. On December 31, 2003, the Company purchased the remaining 50% interest in Interstate Theatres, L.L.C, which owns 80% of Interstate Theatres II, L.L.C. The Company accounted for the purchase as a step acquisition. The total purchase price of $1,500,000 was allocated to theatre properties and equipment ($404,083), working capital ($65,515) and goodwill ($1,030,402). The Company’s consolidated balance sheet at December 31, 2003 reflects the assets and liabilities of Interstate Theatres, L.L.C. and its subsidiary. Results of operations for Interstate Theatres, L.L.C. and its subsidiary (the “Interstate theatres”) are included in the Company’s consolidated statements of income for the period from January 1, 2004 through December 23, 2004. On December 23, 2004, the Company sold Interstate Theatres. See Note 5.

     Mitchell Theatres

     On December 31, 2003, the Company purchased Mitchell Theatres, Inc., which was 100% owned by members of Lee Roy Mitchell’s family (a related party to the Company). The total purchase price of $681,034 included the assumption of $156,000 in outstanding debt, which was immediately paid off at the time of purchase. The Company’s consolidated balance sheet at December 31, 2003 reflects the assets and liabilities of Mitchell Theatres, Inc., which consisted of a working capital deficit of $137,511 and theatre property and equipment of $818,545. Results of operations for Mitchell Theatres, Inc. are included in the Company’s consolidated statements of income for the year ended December 31, 2004.

     Cinemark Brasil, S.A.

     As a result of the Recapitalization, the Company’s Brazilian partners exercised their option to cause Cinemark, Inc. to purchase all of their shares of common stock of Cinemark Brasil S.A., which represented 47.2% of the total common stock of Cinemark Brasil S.A. The Company purchased the partners’ shares of Cinemark Brasil S.A. for $44,957,502 with available cash on August 18, 2004. Prior to the acquisition, Cinemark Brasil, S.A. was reported as a consolidated subsidiary and the Brazilian partners’ 47.2% interest was shown as minority interest in subsidiaries in the Company’s consolidated balance sheets. The Company is accounting for the purchase as a step acquisition and, as a result of the preliminary purchase price allocation, recorded goodwill of $26,923,067 and eliminated the Brazilian partners’ minority interest. After the final purchase price allocation is complete for both book and tax purposes, it is expected that goodwill will be deductible for tax purposes. As a result of this acquisition, the Company owns 100% of the common stock in Cinemark Brasil S.A.

     Cinemark Mexico

     On September 15, 2004, the Company purchased shares of common stock of Cinemark Mexico USA, Inc. from its Mexican partners, increasing its ownership interest in this subsidiary from 95.0% to 99.4%. The purchase price was $5,378,768 and was funded with available cash and borrowings on the Company’s revolving credit line. Prior to the acquisition, Cinemark Mexico was reported as a consolidated subsidiary and the Mexican partners’ 4.4% interest was shown as minority interest in subsidiaries on the Company’s consolidated balance sheets. The Company accounted for the purchase as a step acquisition and, as a result of the preliminary purchase price allocation, recorded goodwill of $3,812,916.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. DISCONTINUED OPERATIONS

     As of March 31, 2004, the Company’s two United Kingdom theatres met the criteria of assets held for sale in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” On April 30, 2004, the Company sold its two United Kingdom theatres through the sale of all of the capital stock of Cinemark Theatres UK, Ltd., its United Kingdom subsidiary. The Company received $2,645,812 in proceeds upon closing of the transaction and $539,766 once the final working capital position was determined in accordance with the stock purchase agreement. The sale resulted in a loss of $462,807, which is included in income (loss) from discontinued operations, net of taxes, in the Company’s consolidated statements of income.

     On December 23, 2004, the Company sold eleven discount theatres (“Interstate theatres”) through the sale of all of the capital stock of Interstate Holdings, Inc. The Company received $5,810,000 in proceeds upon closing of the transaction. The final sales price is subject to the final working capital position to be determined in accordance with the stock purchase agreement. The sale resulted in a preliminary gain of $2,714,574, which is included in income (loss) from discontinued operations, net of taxes, in the Company’s consolidated statements of income.

     The results of operations for the United Kingdom and Interstate theatres have been classified as discontinued operations for all periods presented. Amounts reported as discontinued operations in the Company’s consolidated statements of income include the following components:

	Year Ended December 31,
	2002	2003	2004
Revenues
Admissions	$2,129,520	$4,327,824	$4,893,155
Concession	1,006,836	1,878,259	5,341,011
Other	274,978	512,482	1,136,555

Total revenues	3,411,334	6,718,565	11,370,721
Costs and Expenses
Cost of operations:
Film rentals and advertising	1,079,405	1,862,841	2,191,102
Concession supplies	321,968	364,571	905,186
Salaries and wages	603,983	1,042,641	2,266,218
Facility lease expense	715,020	1,395,316	1,683,718
Utilities and other	1,663,602	799,161	2,215,414

Total cost of operations	4,383,978	5,464,530	9,261,638
General and administrative expenses	368,644	495,970	497,584
Depreciation and amortization	309,606	656,458	294,721
Impairment of long-lived assets	—	2,500,000	—
(Gain) loss on sale of assets and other	—	540,466	(2,251,767)

Total costs and expenses	5,062,228	9,657,424	7,802,176

Operating income (loss)	(1,650,894)	(2,938,859)	3,568,545
Interest income	—	—	367
Equity in income of affiliates	176,985	323,676	—
Minority interests in income of subsidiaries	—	—	(40,777)

Income (loss) before income taxes	(1,473,909)	(2,615,183)	3,528,135

Income tax expense (benefit)	68,139	124,615	(55,579)

Income (loss) from discontinued operations	$(1,542,048)	$(2,739,798)	$3,583,714

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Amounts related to the United Kingdom and Interstate theatres included in the Company’s consolidated balance sheets at December 31, 2003 are as follows:

Current assets	$1,665,926
Theatre properties and equipment, net	5,328,270
Current liabilities	(1,542,668)

     Net cash flows from operating, investing and financing activities related to the United Kingdom and Interstate theatres were immaterial for all periods presented.

6. GOODWILL AND OTHER INTANGIBLE ASSETS — NET

     The Company’s goodwill is as follows:

	U.S.	Brazil	Mexico	Argentina	Chile	Peru	Total
Balance at December 31, 2002	$5,281,512	$—	$—	$207,997	$2,699,951	$2,562,384	$10,751,844

Interstate Theatres, L.L.C. acquisition	1,030,402	—	—	—	—	—	1,030,402
Impairment of long-lived assets	—	—	—	—	(196,235)	(62,820)	(259,055)

Foreign currency translation adjustment	—	—	—	30,829	490,213	38,862	559,904

Balance at December 31, 2003	6,311,914	—	—	238,826	2,993,929	2,538,426	12,083,095

Acquisitions	—	26,923,067	3,812,916	—	—	—	30,735,983

Write-off related to theatre closure	(349,744)	—	—	—	—	—	(349,744)
Sale of Interstate Theatres, L.L.C.	(1,030,402)						(1,030,402)
Foreign currency translation adjustment	—	3,146,359	71,545	(2,656)	211,725	140,078	3,567,051

Balance at December 31, 2004	$4,931,768	$30,069,426	$3,884,461	$236,170	$3,205,654	$2,678,504	$45,005,983

     During the year ended December 31, 2004, the Company wrote off $349,744 of goodwill for one theatre that closed upon the expiration of the lease. See Note 5 regarding the sale of Interstate Theatres, L.L.C.

     As of December 31, intangible assets-net, consisted of the following:

	2003	2004
Capitalized licensing fees	$9,000,000	$7,750,000
Other intangible assets	442,561	437,939
Less: Accumulated amortization	(1,593,430)	(2,120,101)

Amortized intangible assets	7,849,131	6,067,838
Unamortized intangible assets	16,163	16,163

Total	$7,865,294	$6,084,001

     During the year ended December 31, 2004, the Company wrote off $1,500,000 of capitalized licensing fees due to the termination of the related license agreement. The write-off is included in (gain) loss on sale of assets and other in the Company’s consolidated statements of income. During the year ended December 31, 2004, the Company recorded $250,000 of additional capitalized licensing fees associated with a new licensing agreement. Aggregate amortization expense of $652,787 for the year ended December 31, 2004 consisted of $526,671 of amortization of intangible assets and $126,116 of amortization of other assets.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Estimated aggregate future amortization expense for intangible assets is as follows:

For the year ended December 31, 2005	$547,506
For the year ended December 31, 2006	547,506
For the year ended December 31, 2007	547,506
For the year ended December 31, 2008	547,506
For the year ended December 31, 2009	547,506
Thereafter	3,330,308

Total	$6,067,838

7. IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

     The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, goodwill carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the sharing of a market with other Company theatres, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis or a group basis if the group of theatres shares the same marketplace, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset with its estimated fair value, which is determined based on a multiple of cash flows. When estimated fair value is determined to be lower than the carrying value of the long-lived asset, the asset is written down to its estimated fair value and the impairment loss is recognized in the Company’s consolidated statements of income.

     The Company’s long-lived asset impairment losses are summarized in the following table:

	Years Ended December 31,
Theatre properties and equipment	2002	2003	2004
United States
Theatre properties	$(1,576,781)	$(820,493)	$(1,666,703)
Land parcels	(242,380)	(2,200,000)	—
Chile theatre properties	(1,268,394)	(529,300)	—
El Salvador theatre properties	(223,378)	—	—
Mexico theatre properties	—	(1,240,351)	—

Subtotal	(3,310,933)	(4,790,144)	$(1,666,703)
Goodwill (Note 6)	(558,398)	(259,055)	—

Total impairment loss	$(3,869,331)	$(5,049,199)	$(1,666,703)

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. DEFERRED CHARGES AND OTHER ASSETS — NET

     As of December 31, deferred charges and other assets – net consisted of the following:

	2003	2004
Debt issue costs	$15,952,916	$23,787,119
Less: Accumulated amortization	(2,068,842)	(5,092,871)

Subtotal	13,884,074	18,694,248
Foreign advanced rents	6,797,228	6,626,182
Construction advances and other deposits	1,507,297	1,728,346
Equipment to be placed in service	3,089,228	3,599,404
Other	4,733,936	5,898,520

Total	$30,011,763	$36,546,700

     During 2004, as a result of the Recapitalization, the Company refinanced a portion of its long-term debt resulting in the early retirement of its 8 1/2% senior subordinated notes and a portion of its 9% senior subordinated notes and the repayment of its then existing term loan. As part of the long-term debt refinancing, the Company amended its senior secured credit facility and capitalized $7,903,020 of new debt issue costs related to the refinancing during 2004. The Company wrote-off $509,042 of debt issue costs, net of accumulated amortization, associated with the early retirement of the senior subordinated notes.

9. LONG-TERM DEBT

     Long-term debt at December 31 consisted of the following:

	2003	2004
Cinemark USA, Inc. 9% senior subordinated notes due 2013	$374,208,262	$354,894,050
Cinemark USA, Inc. 8 1/2% senior subordinated notes due 2008	104,541,667	—
Cinemark USA, Inc. Term Loan	164,175,000	258,050,000
Cinemark Chile S.A. Notes Payable with Bank	8,066,837	7,323,813
Cinemark Brasil S.A. Notes Payable with Bank	3,457,264	2,190,571
Other long-term debt	3,981,951	4,485,113

Total long-term debt	658,430,981	626,943,547
Less current portion	6,744,842	6,539,206

Long-term debt, less current portion	$651,686,139	$620,404,341

New Senior Subordinated Notes Issuance and Retirement of Outstanding Senior Subordinated Notes

     On February 11, 2003, the Company issued $150 million principal amount of 9% senior subordinated notes due 2013, which are referred to elsewhere herein as the “original 9% notes”. On May 7, 2003, the Company issued an additional $210 million aggregate principal amount of 9% senior subordinated notes due 2013, which are referred to elsewhere herein as the “new 9% notes”. The original 9% notes and the new 9% notes constitute a single class of debt securities under the indenture and are together referred to herein as the “existing 9% notes”. In July 2003, the Company completed an offer to exchange $360 million aggregate principal amount of 9% senior subordinated notes due 2013 (also referred to herein as the “existing 9% notes”), which were registered under the Securities Act of 1933 for a like principal amount of the existing 9% notes. Interest is payable on February 1 and August 1 of each year, beginning August 1, 2003. The existing 9% notes mature on February 1, 2013. The net proceeds of $145.9 million from the issuance of the original 9% notes were used to repay a portion of the Company’s then existing Credit Facility. The net proceeds of $226.7 million from the issuance of the new 9% notes, which included a premium of $15.2 million, and additional borrowings under the Company’s then existing senior secured credit facility were utilized to fund the purchase on May 16, 2003 of approximately $233 million aggregate principal amount of outstanding 9 5/8% senior subordinated notes tendered as of midnight on May 15, 2003 pursuant to a tender offer announced on April 18, 2003.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On September 18, 2003, the Company redeemed the remaining $42 million principal amount of outstanding 9 5/8% senior subordinated notes utilizing the net proceeds of its senior secured credit facility term loan that was amended on August 18, 2003, along with additional borrowings under the Company’s then existing revolving credit line.

     On March 16, 2004, in connection with the Recapitalization, the Company initiated a tender offer for its then outstanding $105 million aggregate principal amount 8 1/2% senior subordinated notes due 2008 and a consent solicitation to remove substantially all restrictive covenants in the indenture governing those notes. On March 25, 2004, a supplemental indenture removing substantially all of the covenants was executed and became effective on the date of the Recapitalization. Additionally, on the date of the Recapitalization, the Company amended its then existing senior secured credit facility to provide for a $260 million seven year term loan and a $100 million six and one-half year revolving credit line, which was left undrawn. The net proceeds from the amended senior secured credit facility were used to repay the term loan under the Company’s then existing senior secured credit facility of approximately $163.8 million and to redeem the approximately $94.2 million aggregate principal amount of the Company’s outstanding $105 million aggregate principal amount of 8 1/2% senior subordinated notes that were tendered pursuant to the tender offer. The tender offer was made at 104.5% of the principal amount of the notes tendered on or prior to the consent date and at 101.5% of the principal amount of the notes tendered subsequent to the consent date but prior to the expiration date. The unamortized bond discount, tender offer repurchase costs, including premiums paid, and other fees of $4,800,211 related to the retirement of the 8 1/2% notes were recorded as a loss on early retirement of debt in the Company’s consolidated statements of income for the year ended December 31, 2004.

     On April 6, 2004, as a result of the consummation of the Recapitalization and in accordance with the terms of the indenture governing the Company’s 9% senior subordinated notes due 2013, the Company made a change of control offer to purchase the 9% senior subordinated notes at a purchase price of 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, at the date of purchase. Approximately $17.8 million aggregate principal amount of the 9% senior subordinated notes were tendered and not withdrawn in the change of control offer, which expired on May 26, 2004. Payment of the change of control price was made with available cash by the Company on June 1, 2004. The unamortized debt issue costs, tender offer repurchase costs, including premiums paid, and other fees of $776,724 related to the retirement of the 9% notes were recorded as a loss on early retirement of debt in the Company’s consolidated statements of income for the year ended December 31, 2004.

     On July 28, 2004, the Company provided notice to the holders of the remaining outstanding 8 1/2% senior subordinated notes due 2008 of its election to redeem all outstanding notes at a redemption price of 102.833% of the aggregate principal amount plus accrued interest. On August 27, 2004, the Company redeemed the remaining notes utilizing available cash and borrowings under the Company’s revolving credit line. The unamortized bond discount, tender offer repurchase costs, including premiums paid, and other fees of $397,193 related to the retirement of the 8 1/2% notes were recorded as a loss on early retirement of debt in the Company’s consolidated statements of income for the year ended December 31, 2004.

Senior Subordinated Notes

     As of December 31, 2004, the Company had outstanding $342.3 million aggregate principal amount of 9% senior subordinated notes due 2013. Interest is payable on February 1 and August 1 of each year. The Company may redeem all or part of the existing 9% notes on or after February 1, 2008. Prior to February 1, 2006, the Company may redeem up to 35% of the aggregate principal amount of the existing 9% notes from the proceeds of certain equity offerings.

     The senior subordinated notes are general, unsecured obligations and are subordinated in right of payment to the amended senior secured credit facility or other senior indebtedness. The notes are guaranteed by certain of the Company’s domestic subsidiaries. The guarantees are subordinated to the senior debt of the subsidiary guarantors and rank pari passu with the senior subordinated debt of the Company’s guarantor subsidiaries. The notes are effectively subordinated to the indebtedness and other liabilities of the Company’s non-guarantor subsidiaries.

     The indentures governing the senior subordinated notes contain covenants that limit, among other things, dividends, transactions with affiliates, investments, sale of assets, mergers, repurchases of the Company’s capital stock, liens and additional indebtedness. Upon a change of control, the Company would be required to make an

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

offer to repurchase the senior subordinated notes at a price equal to 101% of the principal amount outstanding plus accrued and unpaid interest through the date of repurchase. The indentures governing the senior subordinated notes allow the Company to incur additional indebtedness if it satisfies the coverage ratio specified in each indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.

Senior Secured Credit Facility

     On February 14, 2003, the Company entered into a senior secured credit facility consisting of a $75 million five year revolving credit line and a $125 million term loan with Lehman Commercial Paper, Inc. for itself and as administrative agent for a syndicate of lenders. The net proceeds from the senior secured credit facility were used to repay, in full, certain debt agreements, including the Company’s then existing credit facility.

     On August 18, 2003, the Company amended the senior secured credit facility to provide a $165 million term loan expiring on March 31, 2008. The net proceeds of the $165 million term loan and additional borrowings under the $75 million five year revolving credit line were used to (i) repay $124.7 million of term loans outstanding under the Company’s senior secured credit facility entered into February 14, 2003 and (ii) redeem the remaining $42 million aggregate principal amount of the Company’s then outstanding 9 ?% senior subordinated notes on September 18, 2003.

     On April 2, 2004, the Company amended its senior secured credit facility in connection with the Recapitalization. The amended senior secured credit facility provides for a $260 million seven year term loan and a $100 million six and one-half year revolving credit line. The net proceeds from the amended senior secured credit facility were used to repay the existing term loan of approximately $163.8 million and to redeem the approximately $94.2 million aggregate principal amount of the then outstanding $105 million aggregate principal amount 8 1/2% senior subordinated notes due 2008 that were tendered pursuant to the tender offer.

     The amended senior secured credit facility was further amended on August 18, 2004 to, among other things, reduce the interest rate applicable to the term loan. Under the amended term loan, principal payments of $650,000 are due each calendar quarter through March 31, 2010 and increase to $61,100,000 each calendar quarter from June 30, 2010 to maturity at March 31, 2011. The amended term loan bears interest, at the Company’s option, at: (A) the base rate equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, plus a margin of 1.00% per annum, or (B) a “eurodollar rate” plus a margin of 2.00% per annum. After the completion of two fiscal quarters after the closing date, the margin under the amended term loan applicable to base rate loans ranges from 0.75% per annum to 1.00% per annum and the margin applicable to eurodollar rate loans ranges from 1.75% per annum to 2.00% per annum, and will be adjusted based upon the Company achieving certain performance targets.

     Borrowings under the amended revolving credit line bear interest, at the Company’s option, at: (A) a base rate equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, plus a margin of 1.50% per annum, or (B) a “eurodollar rate” plus a margin of 2.50% per annum. After the completion of two fiscal quarters after the closing date, the margin under the amended revolving credit line applicable to base rate loans ranges from 1.00% per annum to 1.50% per annum and the margin applicable to eurodollar rate loans ranges from 2.00% per annum to 2.50% per annum, and will be adjusted based upon the Company achieving certain performance targets. The Company is required to pay a commitment fee calculated at the rate of 0.50% per annum on the average daily unused portion of the amended revolving credit line, payable quarterly in arrears.

     The Company’s obligations under the amended senior secured credit facility are guaranteed by Cinemark, Inc., CNMK Holding, Inc. and certain of its subsidiaries and are secured by mortgages on certain fee and leasehold properties and security interests in substantially all of the Company’s domestic personal and intangible property, including without limitation, pledges of all of its capital stock, all of the capital stock of CNMK Holding, Inc. and certain of the Company’s domestic subsidiaries and 65% of the voting stock of certain of the Company’s foreign subsidiaries.

     At December 31, 2004, there was approximately $258.1 million outstanding under the amended term loan and no borrowings outstanding under the amended revolving credit line. Approximately $99.9 million was available for

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

borrowing under the amended revolving credit line, giving effect to a $0.1 million letter of credit outstanding. The average interest rate on outstanding borrowings under the amended senior secured credit facility at December 31, 2004 was 4.4% per annum.

Cinemark Brasil Notes Payable

     As of December 31, 2004, Cinemark Brasil S.A. had four main types of funding sources executed as follows:

          (1) Banco Nacional de Desenvolvimento Econômico e Social (“BNDES”, the Brazilian National Development Bank) credit line in the U.S. dollar equivalent in Brazilian reais of US$3.8 million. Interest accrues at a BNDES basket rate, which is a multiple currency rate based on the rate at which the bank borrows, plus a spread amounting to 11.4%. At December 31, 2004, there was approximately US$0.2 million outstanding, which matures in April 2005.

          (2) BNDES credit line in the U.S. dollar equivalent in Brazilian reais of US$1.9 million executed in November 2001 with a maturity date of October 2006. Interest accrues at a BNDES basket rate plus a spread amounting to 11.2%. At December 31, 2004, there was approximately US$0.9 million outstanding under this credit line.

          (3) Project developer financing executed with two engineering companies in September 2000 in the amount of US$1.8 million with a maturity date of September 2005. Interest accrues at a rate of TJLP+5% (Taxa de Juros de Longo Prazo (a long-term interest rate published by the Brazilian government)). At December 31, 2004, there was approximately US$0.4 million outstanding under this financing arrangement.

          (4) Project developer financing executed with a mall developer in February 2004 in the amount of US$0.7 million with a maturity date of February 2009. Interest accrues at a rate of TJLP + 5.5% (Taxa de Juros de Longo Prazo (a long-term interest rate published by the Brazilian government)). At December 31, 2004, there was approximately US$0.7 million outstanding under this financing arrangement.

     These sources are secured by a variety of instruments, including comfort letters from Cinemark International, L.L.C., promissory notes for up to 130% of the value, a revenue reserve account and equipment collateral. As of December 31, 2004, an aggregate of approximately US$2.2 million was outstanding.

Cinemark Chile Notes Payable

     On March 26, 2002, Cinemark Chile S.A. entered into a Debt Acknowledgment, Rescheduling and Joint Guarantee and Co-Debt Agreement with Scotiabank Sud Americano and three local banks. Under this agreement, Cinemark Chile S.A. borrowed the U.S. dollar equivalent of approximately $10.6 million in Chilean pesos (adjusted for inflation pursuant to the Unidades de Fomento). Cinemark Chile S.A. was required to make 24 equal quarterly installments of principal plus accrued and unpaid interest, commencing March 27, 2002. On September 29, 2004, Cinemark Chile S.A. refinanced the outstanding debt under an amended debt agreement with two of the original local banks, Corpbanca and Banco Security. The amended debt agreement requires 24 equal quarterly installments of principal plus accrued and unpaid interest, commencing December 31, 2004. The agreement requires Cinemark Chile S.A. to maintain certain financial ratios and contains other restrictive covenants typical for agreements of this type such as a limitation on dividends. Funds borrowed under this agreement bear interest at the 90 day TAB Banking rate as published by the Association of Banks and Financial Institutions Act plus 1.5%. At December 31, 2004, US$7.3 million was outstanding under this agreement.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company’s long-term debt at December 31, 2004 matures as follows:

2005	$6,539,206
2006	6,582,192
2007	4,973,874
2008	4,046,449
2009	3,902,498
Thereafter	600,899,328

$626,943,547

     The estimated fair value of the Company’s long-term debt of $626.9 million at December 31, 2004 was approximately $621.8 million. Such amounts do not include prepayment penalties which would be incurred upon the early extinguishment of certain debt issues.

     As of December 31, 2004, the Company was in full compliance with all agreements governing its outstanding debt.

     Debt issue costs of $23,787,119, net of accumulated amortization of $5,092,871, related to the senior subordinated notes, the amended senior secured credit facility and other debt agreements, are included in deferred charges and other assets – net, on the consolidated balance sheets at December 31, 2004.

     The Company recorded a loss on early retirement of debt of $5,974,128 during the year ended December 31, 2004, which included (i) $5,197,404 of unamortized bond discounts, tender offer repurchase costs, including premiums paid, and other fees associated with the repurchase and subsequent retirement of $105 million aggregate principal amount of outstanding 8 1/2% senior subordinated notes; and (ii) $776,724 of unamortized debt issue costs, tender offer repurchase costs, including premiums paid, and other fees associated with the redemption of the $17.8 million aggregate principal amount of the Company’s 9% senior subordinated notes.

10. FOREIGN CURRENCY TRANSLATION

     The accumulated other comprehensive loss account in shareholder’s equity of $86,544,422 and $77,121,825 as of December 31, 2003 and December 31, 2004, respectively, primarily relates to the cumulative foreign currency adjustments from translating the financial statements of Cinemark Argentina, S.A., Cinemark Brasil S.A. and Cinemark de Mexico, S.A. de C.V. into U.S. dollars.

     In 2003 and 2004, all foreign countries where the Company has operations, including Argentina, Brazil and Mexico were deemed non-highly inflationary. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account recorded as an increase in, or reduction of, shareholder’s equity.

     On December 31, 2004, the exchange rate for the Brazilian real was 2.65 reais to the U.S. dollar (the exchange rate was 2.89 reais to the U.S. dollar at December 31, 2003). As a result, the effect of translating the December 31, 2004 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in shareholder’s equity of $8,711,434. At December 31, 2004, the total assets of the Company’s Brazilian subsidiaries were U.S. $101,268,957.

     On December 31, 2004, the exchange rate for the Mexican peso was 11.22 pesos to the U.S. dollar (the exchange rate was 11.20 pesos to the U.S. dollar at December 31, 2003). The effect of translating the December 31, 2004 Mexican financial statements into U.S. dollars was immaterial to the change in the accumulated other comprehensive loss account. At December 31, 2004, the total assets of the Company’s Mexican subsidiaries were U.S. $100,886,012.

     On December 31, 2004, the exchange rate for the Argentine peso was 2.97 pesos to the U.S. dollar (the exchange rate was 2.94 pesos to the U.S. dollar at December 31, 2003). The effect of translating the December 31,

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2004 Argentine financial statements into U.S. dollars was immaterial to the change in the accumulated other comprehensive loss account. At December 31, 2004, the total assets of the Company’s Argentine subsidiaries were U.S. $16,880,777.

     During 2004, the Company sold its United Kingdom theatres, which resulted in a reduction of shareholder’s equity upon the realization of $1,075,684 of cumulative foreign currency translation adjustments previously recorded in the accumulated other comprehensive loss account.

11. INVESTMENTS IN AND ADVANCES TO AFFILIATES

     The Company had the following investments in and advances to affiliates at December 31:

	2003	2004
Entertainment Amusement Enterprises, Inc. — investment, at equity	$1,031,537	$—
Brainerd Ltd. — investment, at equity	265,015	161,314
Cinemark Theatres Alberta, Inc. — investment, at equity	218,928	292,871
Fandango, Inc. — investment, at cost	171,000	171,000
Cinemark — Core Pacific, Ltd. (Taiwan) — investment, at cost	337,984	337,984
Other	322,640	746,387

Total	$2,347,104	$1,709,556

     In January 2004, the Company’s 50% investment in Entertainment Amusement Enterprises, Inc. was sold for $1,500,000. The Company received proceeds of $1,250,000 in cash and a three-year note for the remainder of the sales price, resulting in a gain of $423,463.

12. MINORITY INTERESTS IN SUBSIDIARIES

     Minority ownership interests in subsidiaries of the Company are as follows at December 31:

	2003	2004
Cinemark Brasil S.A. - 47.2% interest at December 31, 2003	$17,995,060	$—
Cinemark Partners II - 49.2% interest	7,653,855	8,494,281
Cinemark Equity Holdings Corp. (Central America) - 49.9% interest	2,989,475	3,227,404
Cinemark Colombia, S.A. - 49.0% interest	1,788,474	2,056,386
Greeley Ltd. – 49.0% interest	830,416	1,585,593
Cinemark del Ecuador, S.A. - 40.0% interest	935,171	827,133
Cinemark de Mexico, S.A. de C.V. - 5.0% interest at December 31, 2003 and 0.6% interest at December 31, 2004	1,391,224	204,268
Others	348,508	302,253

Total	$33,932,183	$16,697,318

     On August 18, 2004, the Company purchased the partners’ shares of Cinemark Brasil S.A. for $44,957,502 with available cash. The Company accounted for the purchase as a step acquisition. See Note 4.

     On September 15, 2004, the Company purchased shares of common stock of its Mexican subsidiary from its Mexican partners, increasing its ownership interest in the Mexican subsidiary from 95.0% to 99.4%. The purchase price was $5,378,768 and was funded with available cash and borrowings on the Company’s revolving credit line. The Company accounted for the purchase as a step acquisition. See Note 4.

13. CAPITAL STOCK

     Common and Preferred Stocks — Class A common stock shareholders have exclusive voting rights. Class B common stock shareholders have no voting rights except upon any proposed amendments to the articles of incorporation. However, they may convert their Class B common stock, at their option, to Class A common stock. In

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company’s ability to pay dividends is effectively limited by the terms of its indentures and amended senior secured credit facility, which also significantly restrict the ability of certain of the Company’s subsidiaries to pay dividends directly or indirectly to the Company. Furthermore, certain of the Company’s foreign subsidiaries currently have a deficit in retained earnings which prevents the Company from declaring and paying dividends from those subsidiaries.

     Stock Option Plans — On May 16, 2002, Cinemark, Inc. was formed as the Delaware holding company of Cinemark USA, Inc. Under a share exchange agreement dated May 17, 2002, and after giving effect to a reverse stock split, each outstanding share and option to purchase shares of the Company’s common stock was exchanged for 220 shares and options to purchase shares of Cinemark, Inc.’s common stock. Unearned compensation of $3,810,085 related to the Company’s stock options was contributed to the Company’s parent, Cinemark, Inc. on May 17, 2002 as part of the share exchange. No unearned compensation has been recorded on the Company’s books subsequent to the share exchange.

     Although the Company did not have any options outstanding subsequent to the Share Exchange, compensation expense related to the outstanding options of Cinemark, Inc. was recorded in the Company’s consolidated statements of income. Compensation expense resulting from the amortization of unearned compensation recorded in the Company’s consolidated statements of income under former stock option plans was $1,103,155, $1,079,826 and $145,021 in 2002, 2003 and 2004, respectively. During 2004, the Company recorded additional compensation expense of $1,595,234 related to the write-off of the remaining unearned compensation for options outstanding as of the date of the Recapitalization and $14,650,036 related to the cash settlement of these options.

     Upon consummation of the Recapitalization on April 2, 2004, all stock options of Cinemark, Inc. outstanding prior to the Recapitalization immediately vested and the majority were repurchased and the then existing stock option plans, which included the Employee Stock Option Plan, the Independent Director Stock Options and the Long Term Incentive Plan, were terminated.

     On September 30, 2004, the Board of Directors and the majority of stockholders of Cinemark, Inc. approved the 2004 Long Term Incentive Plan (the “Plan”) under which 3,074,991 shares of Class A common stock are available for issuance to selected employees, directors and consultants of the Company. The Plan provides for restricted share grants, incentive option grants and nonqualified option grants. On September 30, 2004, Cinemark, Inc. granted options to purchase 2,361,590 shares of Cinemark, Inc. Class A common stock under the Plan at an exercise price of $22.58 per option. The exercise price was equal to the fair market value of the Cinemark, Inc. Class A common stock on the date of grant. Options to purchase 234,219 shares vested immediately and the remaining options granted in 2004 vest daily over the period ending April 1, 2009. The options expire ten years from the grant date. There were options to purchase 2,361,590 shares of Cinemark, Inc. Class A common stock outstanding under the Plan as of December 31, 2004.

     A participant’s options under the Plan are forfeited if the participant’s service to Cinemark, Inc. or any of its subsidiaries is terminated for cause. At any time before the Class A common stock becomes listed or admitted to unlisted trading privileges on a national securities exchange or designated as a national market system security on an interdealer quotation system by the National Association of Securities Dealers or if sale or bid and other offer quotations are reported for that class of common stock on the NASDAQ National Market, Cinemark, Inc. or a designee shall have the right to purchase any shares of Class A common stock acquired on exercise of an option, any restricted shares issued under the Plan and any exercisable options granted under the Plan. The purchase price in such event shall be determined as provided in the Plan.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SUPPLEMENTAL CASH FLOW INFORMATION

     The following is provided as supplemental information to the consolidated statements of cash flows:

	Years Ended December 31,
	2002	2003	2004
Cash paid for interest	$54,097,745	$50,992,168	$46,686,246

Cash paid for income taxes (net of refunds)	$14,639,084	$17,330,386	$16,681,572

Noncash activities:

Construction lease obligation related to construction of two theatres in Mexico	$—	$—	$6,463,014

15. INCOME TAXES

     Income from continuing operations before income taxes below includes the cumulative effect of a change in accounting principle in 2002 of $(3,389,779) and consisted of the following:

	2002	2003	2004
Income from continuing operations before income taxes:
U.S.	$56,511,007	$65,448,070	$40,047,782
Foreign	9,699,957	7,082,402	27,952,602

Total	$66,210,964	$72,530,472	$68,000,384

Current:
Federal	$9,365,327	$16,280,324	$12,456,768
Foreign	3,990,006	5,885,184	4,008,385
State	850,223	1,012,994	460,141

Total current expense	14,205,556	23,178,502	16,925,294

Deferred:
Federal	13,912,188	2,898,322	4,825,147
Foreign	206,782	(1,053,368)	5,473,219
State	767,366	17,930	(193,796)

Total deferred expense	14,886,336	1,862,884	10,104,570

Income tax expense	$29,091,892	$25,041,386	$27,029,864

     A reconciliation between income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income from continuing operations before income taxes follows:

	2002	2003	2004
Computed normal tax expense	$23,173,837	$25,385,666	$23,800,135
Goodwill	1,317,122	(20,294)	(42,281)
Foreign inflation adjustments	(1,090,408)	11,549	(99,931)
State and local income taxes, net of federal income tax benefit	1,617,590	666,135	159,335
Foreign losses not benefited and other changes in valuation allowance	4,646,980	221,417	(3,201,512)
Foreign tax rate differential	469,375	883,313	(116,838)
Other — net	(1,042,604)	(2,106,400)	6,530,956

Income tax expense	$29,091,892	$25,041,386	$27,029,864

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The tax effects of significant temporary differences and tax loss and tax credit carryforwards comprising the net long-term deferred income tax liability at December 31, 2003 and 2004 consisted of the following:

	2003	2004
Deferred liabilities:
Theatre properties and equipment	$31,937,196	$40,134,168
Deferred intercompany sale	2,632,883	2,984,487

Total	$34,570,079	$43,118,655

Deferred assets:
Deferred lease expenses	$9,768,255	$10,154,676
Theatre properties and equipment	7,975,368	4,012,313
Deferred gain on sale leasebacks	2,125,817	1,985,853
Deferred screen advertising revenues	—	107,100
Tax loss carryforward	14,158,469	14,501,440
AMT and other credit carryforwards	2,411,179	1,146,904
Other expenses, not currently deductible for tax purposes	(1,884,675)	(2,111,379)

Total	$34,554,413	$29,796,907

Net long-term deferred income tax liability before valuation allowance	$15,666	$13,321,748
Valuation allowance	13,017,347	9,815,835

Net long-term deferred income tax liability	$13,033,013	$23,137,583

Net deferred tax asset – Foreign	$(8,236,376)	$(2,763,157)
Net deferred tax liability – U.S.	21,269,389	25,900,740

Total of all deferrals	$13,033,013	$23,137,583

     The Company’s AMT credit carryforward was utilized in 2002. The foreign credit carryforwards begin expiring in 2008. The foreign net operating losses began expiring in 2002; however, some losses may be carried forward indefinitely. The federal net operating loss was utilized in 2002; however, the state losses remaining will expire in 2005 through 2024.

     Management continues to reinvest the undistributed earnings of its foreign subsidiaries. Accordingly, deferred U.S. federal and state income taxes are not provided on the undistributed earnings of these foreign subsidiaries. The cumulative amount of undistributed earnings of these foreign subsidiaries on which the Company has not recognized income taxes is approximately $44 million.

     The Company’s valuation allowance decreased from $13,017,347 at December 31, 2003 to $9,815,835 at December 31, 2004. This change was primarily due to an overall decrease in the deferred tax asset associated with the Company’s United Kingdom subsidiary, which was sold during 2004 and reported as a discontinued operation, and a decrease in the deferred tax asset in Brazil, which remains fully reserved. The decrease in the Brazil deferred tax asset was mainly due to the decrease in the net operating loss carryover, which was partially utilized, and increases in other deferred tax liabilities.

     The Company is routinely under audit in various jurisdictions and is currently under examination by the IRS and in Mexico. The Company believes that it is adequately reserved for the probable outcome of these exams.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. COMMITMENTS AND CONTINGENCIES

     Leases — The Company conducts a significant part of its theatre operations in leased properties under noncancelable operating leases with terms generally ranging from 10 to 25 years. In addition to the minimum annual lease payments, some of these leases provide for contingent rentals based on operating results of the underlying theatre and most require the payment of taxes, insurance and other costs applicable to the property. The Company can renew, at its option, a substantial portion of the leases at defined or then market rental rates for various periods. Some leases also provide for escalating rent payments throughout the lease term. Deferred lease expenses of $27,652,702 and $27,961,902 at December 31, 2003 and 2004, respectively, have been provided to account for lease expenses on a straight-line basis, where lease payments are not made on such basis. Rent expense for the years ended December 31, is as follows:

	2002	2003	2004
Fixed rent expense	$96,583,919	$100,561,449	$104,954,036
Contingent rent expense	19,003,888	18,955,233	21,688,698

Facility lease expense	115,587,807	119,516,682	126,642,734
Corporate office rent expense	1,346,540	1,401,065	1,405,986

Total rent expense	$116,934,347	$120,917,747	$128,048,720

     The Company deferred the total gains of $5,960,759 from three sale leaseback transactions that occurred during 1998 and 1999 and is recognizing them evenly over the lives of the leases (ranging from 10 to 20 years). As of December 31, 2004, $2,319,979 of the total deferred gains has been recognized leaving an aggregate deferred gain of $3,640,780 remaining to be amortized.

     Future minimum lease payments under noncancelable operating leases (including leases under the aforementioned sale leaseback transactions) with initial or remaining terms in excess of one year at December 31, 2004 are due as follows:

Operating
Leases
2005	$111,590,935
2006	117,067,427
2007	116,675,110
2008	113,685,341
2009	110,273,194
Thereafter	904,014,113

Total	$1,473,306,120

     Employment Agreements - On March 12, 2004, the Company’s parent, Cinemark, Inc. entered into new employment agreements with certain executives which became effective upon the consummation of the Recapitalization on April 2, 2004. In addition, in connection with the Recapitalization, Cinemark, Inc. paid a one-time special bonus in the amount of $2,400,000 to Lee Roy Mitchell and in the amount of $50,000 to each of Alan Stock, Tim Warner and Robert Copple. Set forth below is a summary of the new agreements.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Lee Roy Mitchell

     Cinemark, Inc. entered into an employment agreement with Lee Roy Mitchell pursuant to which Mr. Mitchell serves as Cinemark, Inc.’s and the Company’s Chief Executive Officer. The employment agreement became effective upon the consummation of the Recapitalization. The initial term of the employment agreement is three years, subject to an automatic extension for a one-year period, unless the employment agreement is terminated. Mr. Mitchell receives a base salary of $716,625 per year, which is subject to annual review for increase (but not decrease) each year by Cinemark, Inc.’s Board of Directors or committee or delegate thereof. In addition, Mr. Mitchell is eligible to receive an annual cash incentive bonus upon the Company meeting certain performance targets established by the board or the compensation committee for the fiscal year. Mr. Mitchell is also entitled to additional fringe benefits including life insurance benefits of not less than $5 million, disability benefits of not less than 66% of base salary, a luxury automobile and a membership at a country club. The employment agreement provides for severance payments upon termination of employment, the amount and nature of which depends upon the reason for the termination of employment. If Mr. Mitchell resigns for good reason or is terminated by Cinemark, Inc. without cause (as defined in the agreement), Mr. Mitchell will receive: accrued compensation (which includes base salary and a pro rata bonus) through the date of termination; any previously vested stock options and accrued benefits, such as retirement benefits, in accordance with the terms of the plan or agreement pursuant to which such options or benefits were granted; his annual base salary as in effect at the time of termination for a period of twelve months following such termination; and an amount equal to the most recent annual bonus he received prior to the date of termination. Mr. Mitchell’s equity-based or performance-based awards will become fully vested and exercisable upon such termination or resignation. Mr. Mitchell may choose to continue to participate in the Company’s benefit plans and insurance programs on the same terms as other actively employed senior executives for a one-year period. Furthermore, so long as Mr. Mitchell remains Chief Executive Officer, he will possess approval rights over certain significant transactions that may be pursued by the Company.

     In the event Mr. Mitchell’s employment is terminated due to his death or disability, Mr. Mitchell or his estate will receive: accrued compensation (which includes base salary and a pro rata bonus) through the date of termination; any previously vested stock options and accrued benefits, such as retirement benefits, in accordance with the terms of the plan or agreement pursuant to which such options or benefits were granted; his annual base salary as in effect at the time of termination for a period of six months following such termination; a lump sum payment equal to an additional six months of base salary payable six months after the date of termination; and any benefits payable to Mr. Mitchell and or his beneficiaries in accordance with the terms of any applicable benefit plan.

     In the event Mr. Mitchell’s employment is terminated by Cinemark, Inc. for cause or under a voluntary termination (as defined in the agreement), Mr. Mitchell will receive: accrued base salary through the date of termination; and any previously vested rights under a stock option or similar incentive compensation plan in accordance with the terms of such plan.

     Mr. Mitchell will also be entitled, for a period of five years, to tax preparation assistance upon termination of his employment for any reason other than for cause or under a voluntary termination. The employment agreement contains various covenants, including covenants related to confidentiality, non-competition (other than certain permitted activities as defined therein) and non-solicitation.

Tandy Mitchell, Alan Stock, Robert Copple, Timothy Warner, Robert Carmony, John Lundin and Michael Cavalier

     Cinemark, Inc. entered into executive employment agreements with each of Tandy Mitchell, Alan Stock, Robert Copple, Timothy Warner, Robert Carmony, John Lundin and Michael Cavalier pursuant to which Mrs. Mitchell and Messrs. Stock, Copple, Warner, Carmony, Lundin and Cavalier serve, respectively, as Cinemark, Inc.’s and the Company’s Executive Vice President, President and Chief Operating Officer, Senior Vice President and Chief Financial Officer, Senior Vice President, Senior Vice President of Operations, Vice President of Film Licensing and Vice President and General Counsel. The employment agreements became effective upon the consummation of the Recapitalization. The initial term of each employment agreement is three years, subject to automatic extensions for a one-year period at the end of each year of the term, unless the agreement is terminated. Pursuant to the employment agreements, each of these individuals receives a base salary, which is subject to annual review for increase (but not decrease) each year by Cinemark, Inc.’s Board of Directors or committee or delegate thereof. In addition, each of

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

these executives is eligible to receive an annual cash incentive bonus upon the Company’s meeting certain performance targets established by the Cinemark, Inc. Board of Directors or the compensation committee for the fiscal year.

     Cinemark, Inc.’s Board of Directors has adopted a stock option plan and granted each executive stock options to acquire such number of shares as set forth in that executive’s employment agreement. The executive’s stock options vest and become exercisable twenty percent per year on a daily pro rata basis and shall be fully vested and exercisable five years after the date of the grant, as long as the executive remains continuously employed by Cinemark, Inc. Upon consummation of a sale of Cinemark, Inc. or the Company the executive’s stock options will accelerate and become fully vested.

     The employment agreement with each executive provides for severance payments on substantially the same terms as the employment agreement for Mr. Mitchell, except that if the executive resigns for good reason or is terminated by Cinemark, Inc. without cause (as defined in the agreements) prior to the first anniversary of the effectiveness of the employment agreement, the executive will receive his or her annual base salary in effect at the time of termination for a period commencing on the date of termination and ending on the second anniversary of the effective date (rather than for twelve months); and an amount equal to the most recent annual bonus he or she received prior to the date of termination pro rated for the number of days between such termination and the second anniversary of the effective date (rather than a single annual bonus).

     Each executive will also be entitled to office space and support services for a period of not more than three months following the date of any termination except for termination for cause. The employment agreements contain various covenants, including covenants related to confidentiality, non-competition and non-solicitation.

     Retirement Savings Plan - The Company has a 401(k) retirement savings plan for the benefit of all employees and makes contributions as determined annually by the Board of Directors. Contribution payments of $1,152,212 and $1,105,214 were made in 2003 (for plan year 2002) and 2004 (for plan year 2003), respectively. A liability of $1,450,330 has been recorded at December 31, 2004 for contribution payments to be made in 2005 (for plan year 2004).

     Letters of Credit and Collateral - The Company had outstanding letters of credit of $68,557, in connection with property and liability insurance coverage, at December 31, 2003 and 2004.

     Litigation and Litigation Settlements - DOJ Litigation - In March 1999, the Department of Justice (“DOJ”) filed suit in the U.S. District Court, Northern District of Ohio, Eastern Division, against the Company alleging certain violations of the Americans with Disabilities Act of 1990 (the “ADA”) relating to the Company’s wheelchair seating arrangements and seeking remedial action. An order granting summary judgment to the Company was issued in November 2001. The Department of Justice appealed the district court’s ruling with the Sixth Circuit Court of Appeals. On November 7, 2003, the Sixth Circuit Court of Appeals reversed the summary judgment and sent the case back to the district court for further review without deciding whether wheelchair seating at the Company’s theatres comply with the ADA. The Sixth Circuit Court of Appeals also stated that if the district court found that the theatres did not comply with the ADA, any remedial action should be prospective only. The Company and the United States have resolved this lawsuit. A Consent Order was entered by the U.S. District Court for the Northern District of Ohio, Eastern Division, on November 17, 2004. This Consent Order fully and finally resolves the United States v. Cinemark USA, Inc. lawsuit, and all claims asserted against the Company in that lawsuit have been dismissed with prejudice. Under the Consent Order, over the next five years, the Company will make modifications to wheelchair seating locations in fourteen stadium-style movie theatres within the Sixth Circuit and elsewhere, and spacing and companion seating modifications at 67 auditoriums at other stadium-styled movie theatres. Upon completion of these modifications, such theatres will comply with all existing and pending ADA wheelchair seating requirements, and no further modifications will be necessary to remaining stadium-style movie theatres in the United States to comply with the wheelchair seating requirements of the ADA. Under the Consent Order, the DOJ approved the seating plans for nine stadium-styled movie theatres under construction. The Company and the DOJ have also created a safe harbor framework for the Company to construct all of its future stadium-style movie theatres. The DOJ has stipulated that all theatres built in compliance with the Consent Order will comply with the wheelchair seating requirements of the ADA. Management believes that its obligations under the Consent Order are not material in the aggregate to its financial position, results of operations, and cash flows.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Mission, Texas Litigation - In July 2001, Sonia Rivera-Garcia and Valley Association for Independent Living filed suit in the 93rd Judicial District Court of Hidalgo County, Texas alleging certain violations of the Human Resources Code, the Texas Architectural Barriers Act, the Texas Accessibility Standards and the Deceptive Trade Practices Act relating to accessibility of movie theatres for patrons using wheelchairs at one theatre in the Mission, Texas market. The plaintiffs are seeking remedial action and unspecified damages. A jury in a similar case in Austin, Texas found that the Company did not violate the Human Resources Code, the Texas Architectural Business Act or the Texas Accessibility Standards. The judge in that case dismissed the claim under the Deceptive Trade Practices Act. The Company has filed an answer denying the allegations and is vigorously defending this suit. The Company is unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent the Company’s potential liability with respect to such proceeding is not material in the aggregate to the Company’s financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

     From time to time, the Company is involved in other various legal proceedings arising from the ordinary course of it business operations, such as personal injury claims, employment matters and contractual disputes, most of which are covered by insurance. The Company believes its potential liability with respect to proceedings currently pending is not material, individually or in the aggregate, to the Company’s financial position, results of operations and cash flows.

17. FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     The Company operates in one business segment as a motion picture exhibitor. The Company has operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia, which are reflected in the consolidated financial statements. Below is a breakdown of select financial information by geographic area:

	Years Ended December 31,
Revenues (1)	2002	2003	2004
U.S. and Canada	$727,918,466	$743,843,186	$783,393,942
Mexico	84,376,090	70,246,112	76,148,274
Brazil	65,195,568	74,853,097	90,871,729
Other foreign countries	59,312,008	63,475,171	75,199,980
Eliminations	(948,257)	(1,545,406)	(1,372,120)

Total	$935,853,875	$950,872,160	$1,024,241,805

Theatre properties and
equipment, net (2)	December 31, 2003	December 31, 2004
U.S. and Canada	$616,729,729	$622,578,225
Mexico	61,893,971	61,043,258
Brazil	44,903,308	51,981,711
Other foreign countries	52,353,050	49,991,836

Total	$775,880,058	$785,595,030

(1)	Revenues for all periods do not include results of the two United Kingdom theatres or the eleven Interstate theatres, which were sold during 2004.

(2)	Amount at December 31, 2003 includes $4,520,104 for the two United Kingdom theatres and $808,166 for the eleven Interstate theatres sold during 2004.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. OTHER RELATED PARTY TRANSACTIONS

     In addition to transactions discussed in other notes to the consolidated financial statements, the following transactions with related companies are included in the Company’s consolidated financial statements:

	2002	2003	2004
Facility lease expense - theatre and equipment leases with shareholder affiliates	$289,287	$288,138	$137,723

Management fee revenues for property and theatre management:
Equity investee	256,007	395,153	168,600
Other related parties	58,263	32,317	—

     The Company leases one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”) on a month-to-month basis. Plitt Plaza is indirectly owned by Lee Roy Mitchell. Annual rent is approximately $118,000 plus certain taxes, maintenance expenses and insurance. The Company recorded $137,723 of facility expenses payable to Plitt Plaza joint venture during the year ended December 31, 2004.

     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000,000 and 3% of annual theatre revenues in excess of $50,000,000. The Company recorded $190,834 of management fee revenues and received $562,500 of distributions from Laredo during the year ended December 31, 2004. All such amounts are included in the Company’s consolidated financial statements with the intercompany amounts eliminated in consolidation.

     The Company has paid certain fees and expenses on behalf of its parent, Cinemark, Inc., that are included in investments in and advances to affiliates on the Company’s consolidated balance sheets. At December 31, 2004, the amount due from Cinemark, Inc. was $469,069. The Company also received capital contributions from Cinemark, Inc. totaling $36,274,805 during the year ended December 31, 2004, primarily due to the Recapitalization and a subsequent income tax sharing agreement.

     The Company entered into an amended and restated profit participation agreement on March 12, 2004 with its President, Alan Stock, which became effective upon consummation of the Recapitalization and amends a profit participation agreement with Mr. Stock in effect since May 2002. Under the agreement, Mr. Stock receives a profit interest in two theatres once the Company has recovered its capital investment in these theatres plus its borrowing costs. During the year ended December 31, 2004, the Company recorded $599,818 in profit participation expense payable to Mr. Stock, which is included in general and administrative expense in the Company’s consolidated statements of income. The Company paid $364,699 of this amount to Mr. Stock as of December 31, 2004. In the event that Mr. Stock’s employment is terminated without cause, profits will be distributed according to a formula set forth in the profit participation agreement.

     The Company paid approximately $72,000 to Addison Jet Management, Inc. for use of an airplane during 2004. Lee Roy Mitchell owns 50% of the airplane and leases the plane to Addison Jet Management, Inc.

     Madison Dearborn Partners, LLC or an affiliate received a fee of approximately $12.5 million plus out-of-pocket expenses incurred at the closing of the Recapitalization.

     In conjunction with the Recapitalization, the Company paid fees of approximately $6 million to Allen & Company LLC. Mr. Enrique Senior, who is a member of the Board of Directors of Cinemark, Inc., is a Managing Director of Allen & Company LLC.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. INITIAL PUBLIC OFFERING FEES AND COSTS

     In 2002, the Company incurred legal, accounting and other professional fees and costs of $3,080,511 associated with the proposed initial public offering of the Company’s parent, Cinemark, Inc. The proposed initial public offering was subsequently postponed due to unfavorable market conditions. These legal, accounting and other professional fees and costs were written off during the fourth quarter of 2002 since the proposed initial public offering was not consummated.

20. VALUATION AND QUALIFYING ACCOUNTS

     The Company’s valuation allowance for deferred tax assets for the years ended December 31, 2002, 2003 and 2004 is as follows:

Valuation Allowance for
Deferred Tax Assets
Balance at December 31, 2001	$11,821,489
Additions	596,209
Deductions	(650,368)

Balance at December 31, 2002	$11,767,330
Additions	2,876,165
Deductions	(1,626,148)

Balance at December 31, 2003	$13,017,347
Additions	999,296
Deductions	(4,200,808)

Balance at December 31, 2004	$9,815,835

21. CONSOLIDATING FINANCIAL STATEMENTS OF SUBSIDIARY GUARANTORS

     As of December 31, 2004, the Company had outstanding $342.3 million aggregate principal amount of 9% senior subordinated notes due 2013. These senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by the following subsidiaries of Cinemark USA, Inc.:

     Cinemark, L.L.C., Sunnymead Cinema Corp., Cinema Properties, Inc., Greeley Holdings, Inc., Trans Texas Cinema, Inc., Missouri City Central 6, Inc., Cinemark Mexico (USA), Inc., Cinemark Leasing Company, Cinemark Partners I, Inc., Multiplex Properties, Inc., Multiplex Services, Inc., CNMK Investments, Inc., CNMK Delaware Investments I, L.L.C., CNMK Delaware Investments II, L.L.C., CNMK Delaware Investments Properties, L.P., CNMK Texas Properties, Ltd., Laredo Theatre, Ltd., and Cinemark Investments Corporation.

     The following supplemental consolidating financial statements present:

1.	Consolidating balance sheets as of December 31, 2003 and December 31, 2004 and consolidating statements of income and cash flows for each of the years ended December 31, 2002, 2003 and 2004.

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

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 2004

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$23,567,751	$17,553,470	$59,106,643	$—	$100,227,864
Inventories	1,822,179	1,204,133	1,210,979	—	4,237,291
Accounts receivable	13,768,823	22,742,549	4,528,098	(29,736,642)	11,302,828
Income tax receivable	12,002,321	168,166	8,387,507	(13,521,034)	7,036,960
Prepaid expenses and other	6,789,275	576,413	516,507	(4,063,000)	3,819,195

Total current assets	57,950,349	42,244,731	73,749,734	(47,320,676)	126,624,138

THEATRE PROPERTIES AND EQUIPMENT — net	291,846,974	309,720,728	184,027,328	—	785,595,030

OTHER ASSETS
Goodwill	7,484,948	4,225,243	33,245,919	49,873	45,005,983
Investments in and advances to affiliates	560,300,551	421,765,380	808,479	(981,164,854)	1,709,556
Intangible assets, deferred charges and other assets — net	25,312,346	1,814,566	72,566,760	(57,062,971)	42,630,701

Total other assets	593,097,845	427,805,189	106,621,158	(1,038,177,952)	89,346,240

TOTAL ASSETS	$942,895,168	$779,770,648	$364,398,220	$(1,085,498,628)	$1,001,565,408

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$2,655,629	$—	$3,883,577	$—	$6,539,206
Income tax payable	5,210,776	—	8,310,258	(13,521,034)	—
Accounts payable and accrued expenses	72,866,981	39,637,912	39,045,232	(29,226,404)	122,323,721

Total current liabilities	80,733,386	39,637,912	51,239,067	(42,747,438)	128,862,927

LONG-TERM LIABILITIES
Long-term debt, less current portion	610,439,372	44,017,910	66,721,387	(100,774,328)	620,404,341
Deferred income taxes	23,343,648	2,604,970	(2,811,035)	—	23,137,583
Other long-term liabilities and deferrals	29,803,597	74,235,548	13,641,776	(74,053,000)	43,627,921

Total long-term liabilities	663,586,617	120,858,428	77,552,128	(174,827,328)	687,169,845

COMMITMENTS AND CONTINGENCIES	—	—	—	—	—

MINORITY INTERESTS IN SUBSIDIARIES	—	283,200	16,414,118	—	16,697,318

SHAREHOLDER’S EQUITY
Common stock	49,543,442	19,150	96,812,705	(96,831,855)	49,543,442
Other shareholder’s equity	149,031,723	618,971,958	122,380,202	(771,092,007)	119,291,876

Total shareholder’s equity	198,575,165	618,991,108	219,192,907	(867,923,862)	168,835,318

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$942,895,168	$779,770,648	$364,398,220	$(1,085,498,628)	$1,001,565,408

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 31, 2004

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUES	$482,647,814	$359,375,585	$259,405,070	$(77,186,664)	$1,024,241,805

COSTS AND EXPENSES
Cost of operations	412,850,266	219,082,810	191,051,064	(77,714,947)	745,269,193
General and administrative expenses	8,666,444	59,376,633	14,973,085	528,283	83,544,445
Depreciation and amortization	21,375,470	22,951,738	22,724,180	—	67,051,388
Impairment of long-lived assets	375,000	1,291,703	—	—	1,666,703
Loss on sale of assets and other	1,284,686	2,772,011	794,536	—	4,851,233

Total costs and expenses	444,551,866	305,474,895	229,542,865	(77,186,664)	902,382,962

OPERATING INCOME	38,095,948	53,900,690	29,862,205	—	121,858,843

OTHER INCOME (EXPENSE)
Interest expense	(43,580,810)	(3,507,761)	(6,388,269)	10,737,711	(42,739,129)
Amortization of debt issue costs	(2,612,322)	—	(51,400)	—	(2,663,722)
Interest income	4,014,583	6,938,032	1,749,960	(10,737,711)	1,964,864
Foreign currency exchange loss	—	—	(266,711)	—	(266,711)
Loss on early retirement of debt	(5,974,128)	—	—	—	(5,974,128)
Equity in income of affiliates	59,441,269	11,048,962	149,131	(70,466,432)	172,930
Minority interests in income of subsidiaries	—	(599,171)	(3,753,392)	—	(4,352,563)

Total other income (expense)	11,288,592	13,880,062	(8,560,681)	(70,466,432)	(53,858,459)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	49,384,540	67,780,752	21,301,524	(70,466,432)	68,000,384

Income taxes	3,989,087	11,968,037	11,072,740	—	27,029,864

INCOME FROM CONTINUING OPERATIONS	45,395,453	55,812,715	10,228,784	(70,466,432)	40,970,520

Income from discontinued operations, net of taxes	—	1,323,125	2,260,589	—	3,583,714

NET INCOME	$45,395,453	$57,135,840	$12,489,373	$(70,466,432)	$44,554,234

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
YEAR ENDED DECEMBER 31, 2004

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$45,395,453	$57,135,840	$12,489,373	$(70,466,432)	$44,554,234

Noncash items in net income:
Depreciation and amortization	21,479,212	22,951,738	24,488,945	—	68,919,895
Impairment of long-lived assets	375,000	1,291,703	—	—	1,666,703
Loss on sale of assets and other	1,284,686	2,772,011	794,536	—	4,851,233
Write-off unamortized debt issue costs and debt discount	938,075	—	—	—	938,075
Write-off of unearned compensation related to Recapitalization	1,595,234	—	—	—	1,595,234
Deferred lease expenses	1,381,799	(12,246)	(1,060,353)	—	309,200
Deferred income tax expenses	3,910,500	720,853	5,473,217	—	10,104,570
Equity in income of affiliates	(25,191,269)	(2,598,774)	(149,131)	27,766,244	(172,930)
Minority interests in income of subsidiaries	—	599,171	3,753,392	—	4,352,563
Other noncash items	—	2,714,574	(4,630,843)	—	(1,916,269)
Changes in assets and liabilities	(11,595,306)	(10,859,288)	5,929,081	(5,742,455)	(22,267,968)

Net cash provided by operating activities	39,573,384	74,715,582	47,088,217	(48,442,643)	112,934,540

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(14,215,725)	(41,299,225)	(25,493,082)	—	(81,008,032)
Proceeds from sale of theatre properties and equipment	690,000	7,966,000	4,288,262	—	12,944,262
Proceeds from sale of equity investment	1,250,000	—	—	—	1,250,000
Purchase of minority partner shares in Cinemark Brasil	—	—	(44,957,502)	—	(44,957,502)
Purchase of minority partner shares in Cinemark Mexico	—	(5,378,768)	—	—	(5,378,768)
Net transactions with affiliates	(50,145,984)	(27,785,359)	35,500,349	42,633,682	202,688

Net cash used for investing activities	(62,421,709)	(66,497,352)	(30,661,973)	42,633,682	(116,947,352)

FINANCING ACTIVITIES
Capital contribution from parent	36,274,805	—	—	—	36,274,805
Retirement of senior subordinated notes	(122,750,000)	—	—	—	(122,750,000)
Proceeds from long-term debt	287,500,000	—	3,945,591	—	291,445,591
Repayments of long-term debt	(193,625,000)	—	(6,444,283)	—	(200,069,283)
Debt issue costs	(7,903,020)	—	(50,381)	—	(7,953,401)
Change in intercompany notes	—	—	(5,808,961)	5,808,961	—
Increase in minority investment in subsidiaries	—	—	968,732	—	968,732
Decrease in minority investment in subsidiaries	—	(187,500)	(2,037,983)	—	(2,225,483)

Net cash used for financing activities	(503,215)	(187,500)	(9,427,285)	5,808,961	(4,309,039)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	1,230,430	—	1,230,430

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,351,540)	8,030,730	8,229,389	—	(7,091,421)

CASH AND CASH EQUIVALENTS:
Beginning of period	46,919,291	9,522,740	50,877,254	—	107,319,285

End of period	$23,567,751	$17,553,470	$59,106,643	$—	$100,227,864

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 2003

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$46,919,291	$9,522,740	$50,877,254	$—	$107,319,285
Inventories	1,941,400	1,158,809	1,223,478	—	4,323,687
Accounts receivable	16,099,027	18,666,355	7,337,334	(26,662,668)	15,440,048
Income tax receivable	661,332	43,600	—	(704,932)	—
Prepaid expenses and other	6,605,385	2,089,981	1,802,389	(5,021,689)	5,476,066

Total current assets	72,226,435	31,481,485	61,240,455	(32,389,289)	132,559,086

THEATRE PROPERTIES AND EQUIPMENT — net	299,179,099	297,926,605	178,774,354	—	775,880,058

OTHER ASSETS
Goodwill	7,834,692	412,327	4,024,330	(188,254)	12,083,095
Investments in and advances to affiliates	487,113,511	375,329,715	28,494,989	(888,591,111)	2,347,104
Intangible assets, deferred charges and other assets — net	21,958,723	1,236,729	71,838,834	(57,157,229)	37,877,057

Total other assets	516,906,926	376,978,771	104,358,153	(945,936,594)	52,307,256

TOTAL ASSETS	$888,312,460	$706,386,861	$344,372,962	$(978,325,883)	$960,746,400

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$1,705,629	$—	$5,039,213	$—	$6,744,842
Income tax payable	4,683,517	491,485	1,051,511	(704,932)	5,521,581
Accounts payable and accrued expenses	77,572,911	47,276,056	39,022,470	(28,211,487)	135,659,950

Total current liabilities	83,962,057	47,767,541	45,113,194	(28,916,419)	147,926,373

LONG-TERM LIABILITIES
Long-term debt, less current portion	641,412,860	43,737,910	81,904,971	(115,369,602)	651,686,139
Deferred income taxes	19,433,148	1,884,117	(8,284,252)	—	13,033,013
Other long-term liabilities and deferrals	28,480,667	73,667,100	8,642,498	(73,465,000)	37,325,265

Total long-term liabilities	689,326,675	119,289,127	82,263,217	(188,834,602)	702,044,417

COMMITMENTS AND CONTINGENCIES	—	—	—	—	—

MINORITY INTERESTS IN SUBSIDIARIES	—	1,256,482	32,675,701	—	33,932,183

SHAREHOLDER’S EQUITY
Common stock	49,546,776	25,787	96,590,704	(96,619,825)	49,543,442
Other shareholder’s equity	65,476,952	538,047,924	87,730,146	(663,955,037)	27,299,985

Total shareholder’s equity	115,023,728	538,073,711	184,320,850	(760,574,862)	76,843,427

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$888,312,460	$706,386,861	$344,372,962	$(978,325,883)	$960,746,400

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 31, 2003

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUES	$457,628,443	$334,799,649	$223,053,173	$(64,609,105)	$950,872,160

COSTS AND EXPENSES
Cost of operations	388,062,064	211,336,024	167,742,295	(65,049,770)	702,090,613
General and administrative expenses	3,929,380	26,833,119	12,982,563	440,665	44,185,727
Depreciation and amortization	21,300,586	22,023,652	21,761,152	—	65,085,390
Impairment of long-lived assets	2,262,820	820,493	1,965,886	—	5,049,199
(Gain) loss on sale of assets and other	242,720	(932,535)	(512,035)	—	(1,201,850)

Total costs and expenses	415,797,570	260,080,753	203,939,861	(64,609,105)	815,209,079

OPERATING INCOME	41,830,873	74,718,896	19,113,312	—	135,663,081

OTHER INCOME (EXPENSE)
Interest expense	(51,688,199)	(697,859)	(7,385,262)	7,918,343	(51,852,977)
Amortization of debt issue costs	(2,144,838)	(130,329)	(35,205)	—	(2,310,372)
Interest income	917,297	7,260,033	1,776,351	(7,918,343)	2,035,338
Foreign currency exchange loss	—	—	(195,670)	—	(195,670)
Loss on early retirement of debt	(6,656,647)	(883,622)	—	—	(7,540,269)
Equity in income of affiliates	73,029,850	3,782,782	58,173	(76,729,446)	141,359
Minority interests in income of subsidiaries	—	(245,179)	(3,164,839)	—	(3,410,018)

Total other income (expense)	13,457,463	9,085,826	(8,946,452)	(76,729,446)	(63,132,609)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	55,288,336	83,804,722	10,166,860	(76,729,446)	72,530,472

Income taxes	10,538,847	10,272,147	4,230,392	—	25,041,386

INCOME FROM CONTINUING OPERATIONS	44,749,489	73,532,575	5,936,468	(76,729,446)	47,489,086

Loss from discontinued operations, net of taxes	—	—	(2,739,798)	—	(2,739,798)

NET INCOME	$44,749,489	$73,532,575	$3,196,670	$(76,729,446)	$44,749,288

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
YEAR ENDED DECEMBER 31, 2003

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$44,749,489	$73,532,575	$3,196,670	$(76,729,446)	$44,749,288

Noncash items in net income:
Depreciation and amortization	20,564,121	22,153,981	23,602,040	—	66,320,142
Impairment of long-lived assets	2,262,820	820,493	1,965,886	—	5,049,199
(Gain) loss on sale of assets and other	242,720	(932,535)	(512,035)	—	(1,201,850)
Write-off unamortized debt issue costs and debt discount and premium related to the early retirement of debt	2,716,986	883,622	—	—	3,600,608
Deferred lease expenses	9,297,819	(7,530,391)	973,152	—	2,740,580
Deferred income tax expenses	9,057,725	(6,141,473)	(1,053,367)	—	1,862,885
Equity in income of affiliates	(73,029,850)	(3,782,782)	(58,173)	76,729,446	(141,359)
Minority interests in income of subsidiaries	—	245,179	3,164,839	—	3,410,018
Other noncash items	—	—	3,373,248	—	3,373,248
Changes in assets and liabilities	10,287,617	(5,005,602)	11,648,088	(11,072,562)	5,857,541

Net cash provided by operating activities	26,149,447	74,243,067	46,300,348	(11,072,562)	135,620,300

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(12,190,774)	(17,253,167)	(21,558,062)	—	(51,002,003)
Sale of theatre properties and equipment	97,688	2,065,376	921,467	—	3,084,531
Net transactions with affiliates	(38,548,947)	(41,916,658)	17,999,428	63,232,925	766,748

Net cash used for investing activities	(50,642,033)	(57,104,449)	(2,637,167)	63,232,925	(47,150,724)

FINANCING ACTIVITIES
Issuance of senior subordinated notes	375,225,000	—	—	—	375,225,000
Retirement of senior subordinated notes	(275,000,000)	—	—	—	(275,000,000)
Proceeds from long-term debt	403,516,357	—	—	—	403,516,357
Repayments of long-term debt	(454,044,729)	(51,335,900)	(32,384,339)	—	(537,764,968)
Debt issue costs	(15,622,495)	—	—	—	(15,622,495)
Change in intercompany notes	27,850,000	20,140,000	4,170,363	(52,160,363)	—
Increase in minority investment in subsidiaries	—	—	4,573,551	—	4,573,551
Decrease in minority investment in subsidiaries	—	(255,469)	(510,846)	—	(766,315)

Net cash provided by (used for) financing activities	61,924,133	(31,451,369)	(24,151,271)	(52,160,363)	(45,838,870)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	970,064	—	970,064

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,431,547	(14,312,751)	20,481,974	—	43,600,770

CASH AND CASH EQUIVALENTS:
Beginning of period	9,487,744	23,835,491	30,395,280	—	63,718,515

End of period	$46,919,291	$9,522,740	$50,877,254	$—	$107,319,285

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 31, 2002

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUES	$455,102,548	$313,016,126	$223,856,519	$(56,121,318)	$935,853,875

COSTS AND EXPENSES
Cost of operations	357,113,309	223,664,249	161,879,165	(56,121,318)	686,535,405
General and administrative expenses	34,893,792	—	12,957,273	—	47,851,065
Depreciation and amortization	22,031,158	21,517,406	23,034,673	—	66,583,237
Impairment of long-lived assets	1,215,200	1,162,359	1,491,772	—	3,869,331
Loss on sale of assets and other	95,820	47,623	326,518	—	469,961

Total costs and expenses	415,349,279	246,391,637	199,689,401	(56,121,318)	805,308,999

OPERATING INCOME	39,753,269	66,624,489	24,167,118	—	130,544,876

OTHER INCOME (EXPENSE)
Interest expense	(53,126,163)	(4,068,448)	(8,887,026)	10,653,320	(55,428,317)
Amortization of debt issue costs	(2,252,069)	(98,333)	(14,278)	—	(2,364,680)
Interest income	2,112,477	8,925,303	1,933,712	(10,653,320)	2,318,172
Foreign currency exchange loss	—	—	(5,120,336)	—	(5,120,336)
Equity in income of affiliates	57,780,350	5,499,699	248,154	(63,278,252)	249,951
Minority interests in income of subsidiaries	—	(201,802)	(397,121)	—	(598,923)

Total other income (expense)	4,514,595	10,056,419	(12,236,895)	(63,278,252)	(60,944,133)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE	44,267,864	76,680,908	11,930,223	(63,278,252)	69,600,743

Income Taxes	8,617,954	16,663,176	3,810,762	—	29,091,892

INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE	35,649,910	60,017,732	8,119,461	(63,278,252)	40,508,851

Loss on discontinued operations, net of taxes	—	—	(1,542,048)	—	(1,542,048)

INCOME BEFORE CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE	35,649,910	60,017,732	6,577,413	(63,278,252)	38,966,803

Cumulative effect of a change in accounting principle, net of taxes	(91,394)	(3,298,385)	—	—	(3,389,779)

NET INCOME	$35,558,516	$56,719,347	$6,577,413	$(63,278,252)	$35,577,024

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
YEAR ENDED DECEMBER 31, 2002

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$35,558,516	$56,719,347	$6,577,413	$(63,278,252)	$35,577,024

Noncash items in net income:
Depreciation and amortization	21,750,214	20,004,575	24,845,356	—	66,600,145
Impairment of long-lived assets	1,215,201	1,162,359	1,491,771	—	3,869,331
Loss on sale of assets and other	95,820	47,623	326,518	—	469,961
Deferred lease expenses	1,501,167	415,586	88,316	—	2,005,069
Deferred income tax expenses	16,862,043	(2,180,226)	204,517	—	14,886,334
Equity in income of affiliates	(57,780,350)	(5,499,699)	(248,154)	63,278,252	(249,951)
Minority interests in income of subsidiaries	—	201,802	397,121	—	598,923
Other noncash items	—	—	132,621	—	132,621
Cumulative effect of an accounting change	91,394	3,298,385	—	—	3,389,779
Changes in assets and liabilities	(2,356,750)	76,427,736	(54,804,462)	3,573,166	22,839,690

Net cash provided by (used for) operating activities	16,937,255	150,597,488	(20,988,983)	3,573,166	150,118,926

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(8,313,197)	(6,216,568)	(23,501,878)	—	(38,031,643)
Sale of theatre properties and equipment	1,718,776	854,242	66,947	—	2,639,965
Net transactions with affiliates	65,590,296	(132,684,997)	7,515,620	60,220,889	641,808

Net cash provided by (used for) investing activities	58,995,875	(138,047,323)	(15,919,311)	60,220,889	(34,749,870)

FINANCING ACTIVITIES
Proceeds from long-term debt	59,519,435	—	2,228,647	—	61,748,082
Repayments of long-term debt	(134,555,629)	—	(14,094,988)	—	(148,650,617)
Change in intercompany notes	—	(1,025,000)	64,819,055	(63,794,055)	—
Increase in minority investment in subsidiaries	—	—	454,931	—	454,931
Decrease in minority investment in subsidiaries	—	(250,000)	(9,442,587)	—	(9,692,587)

Net cash provided by (used for) financing activities	(75,036,194)	(1,275,000)	43,965,058	(63,794,055)	(96,140,191)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(5,709,573)	—	(5,709,573)

INCREASE IN CASH AND CASH EQUIVALENTS	896,936	11,275,165	1,347,191	—	13,519,292

CASH AND CASH EQUIVALENTS:
Beginning of period	8,590,808	12,560,326	29,048,089	—	50,199,223

End of period	$9,487,744	$23,835,491	$30,395,280	$—	$63,718,515

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2004

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$77,183,511	$23,044,353	$—	$100,227,864
Inventories	3,503,083	734,208	—	4,237,291
Accounts receivable	9,083,338	2,878,749	(659,259)	11,302,828
Income tax receivable	3,998,147	3,038,813	—	7,036,960
Prepaid expenses and other	3,491,618	327,577	—	3,819,195

Total current assets	97,259,697	30,023,700	(659,259)	126,624,138

THEATRE PROPERTIES AND EQUIPMENT — net	699,457,436	86,137,594	—	785,595,030

OTHER ASSETS
Goodwill	12,037,082	32,968,901	—	45,005,983
Investments in and advances to affiliates	184,323,481	806,816	(183,420,741)	1,709,556
Intangible assets, deferred charges and other assets — net	35,855,540	6,775,161	—	42,630,701

Total other assets	232,216,103	40,550,878	(183,420,741)	89,346,240
	$

TOTAL ASSETS	$1,028,933,236	$156,712,172	$(184,080,000)	$1,001,565,408

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$2,655,629	$3,883,577	$—	$6,539,206
Accounts payable and accrued expenses	105,000,649	17,995,435	(672,363)	122,323,721

Total current liabilities	107,656,278	21,879,012	(672,363)	128,862,927

LONG-TERM LIABILITIES
Senior credit agreements	255,545,321	21,224,076	(11,259,106)	265,510,291
Senior subordinated notes	354,894,050	—	—	354,894,050
Deferred income taxes	23,194,475	(56,892)	—	23,137,583
Deferred lease expenses	26,559,091	1,402,811	—	27,961,902
Deferred gain on sale leasebacks	3,640,780	—	—	3,640,780
Deferred revenues and other long-term liabilities	7,075,984	4,949,255	—	12,025,239

Total long-term liabilities	670,909,701	27,519,250	(11,259,106)	687,169,845

COMMITMENTS AND CONTINGENCIES	—	—	—	—

MINORITY INTERESTS IN SUBSIDIARIES	10,534,456	6,162,862	—	16,697,318

SHAREHOLDER’S EQUITY
Class A common stock, $.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	15	37,942,000	(37,942,000)	15
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and outstanding	49,543,427	33,050,000	(33,050,000)	49,543,427
Additional paid-in-capital	51,069,746	101,156,531	(101,156,531)	51,069,746
Retained earnings	216,439,827	(38,537,794)	(8,325,188)	169,576,845
Distributions	—	(8,325,188)	8,325,188	—
Treasury stock, 57,245 Class B shares at cost	(24,232,890)	—	—	(24,232,890)
Accumulated other comprehensive loss	(52,987,324)	(24,134,501)	—	(77,121,825)

Total shareholder’s equity	239,832,801	101,151,048	(172,148,531)	168,835,318

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$1,028,933,236	$156,712,172	$(184,080,000)	$1,001,565,408

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2004

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
REVENUES	$882,281,895	$143,334,265	$(1,374,355)	$1,024,241,805

COSTS AND EXPENSES
Cost of operations	637,554,899	109,088,649	(1,374,355)	745,269,193
General and administrative expenses	73,677,697	9,866,748	—	83,544,445
Depreciation and amortization	55,341,772	11,709,616	—	67,051,388
Impairment of long-lived assets	1,666,703	—	—	1,666,703
Loss on sale of assets and other	4,486,719	364,514	—	4,851,233

Total costs and expenses	772,727,790	131,029,527	(1,374,355)	902,382,962

OPERATING INCOME	109,554,105	12,304,738	—	121,858,843

OTHER INCOME (EXPENSE)
Interest expense	(41,766,512)	(1,157,218)	184,601	(42,739,129)
Amortization of debt issue costs	(2,637,949)	(25,773)	—	(2,663,722)
Interest income	1,253,155	896,310	(184,601)	1,964,864
Foreign currency exchange gain (loss)	111,638	(378,349)	—	(266,711)
Loss on early retirement of debt	(5,974,128)	—	—	(5,974,128)
Dividend income	8,325,188	—	(8,325,188)	—
Equity in income of affiliates	23,799	149,131	—	172,930
Minority interests in income of subsidiaries	(1,673,540)	(2,679,023)	—	(4,352,563)

Total other income (expense)	(42,338,349)	(3,194,922)	(8,325,188)	(53,858,459)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	67,215,756	9,109,816	(8,325,188)	68,000,384

Income taxes	23,783,759	3,246,105	—	27,029,864

INCOME FROM CONTINUING OPERATIONS	43,431,997	5,863,711	(8,325,188)	40,970,520

Income from discontinued operations, net of taxes	2,690,800	892,914	—	3,583,714

NET INCOME	$46,122,797	$6,756,625	$(8,325,188)	$44,554,234

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2004

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$46,122,797	$6,756,625	$(8,325,188)	$44,554,234

Noncash items in net income:
Depreciation	54,760,046	11,638,555	—	66,398,601
Amortization of intangible and other assets	581,726	71,061	—	652,787
Amortization of foreign advanced rents	922,810	790,555	—	1,713,365
Amortized compensation — stock options	145,021	—	—	145,021
Amortization of debt issue costs	2,637,949	25,773	—	2,663,722
Amortization of gain on sale leasebacks	(365,920)	—	—	(365,920)
Amortization of debt discount and premium	(1,534,912)	—	—	(1,534,912)
Amortization of deferred revenues	(752,769)	—	—	(752,769)
Impairment of long-lived assets	1,666,703	—	—	1,666,703
Loss on sale of assets and other	4,486,720	364,513	—	4,851,233
Write-off unamortized debt issue costs and debt discount related to the early retirement of debt	938,075	—	—	938,075
Write-off of unearned compensation related to the Recapitalization	1,595,234	—	—	1,595,234
Deferred lease expenses	1,291,845	(982,645)	—	309,200
Deferred income tax expenses	9,928,774	175,796	—	10,104,570
Equity in income of affiliates	(23,799)	(149,131)	—	(172,930)
Minority interests in income of subsidiaries	1,673,540	2,679,023	—	4,352,563
Other noncash items	(2,133,610)	217,341	—	(1,916,269)
Changes in assets and liabilities	(74,677,310)	35,758,966	16,650,376	(22,267,968)

Net cash provided by operating activities	47,262,920	57,346,432	8,325,188	112,934,540

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(61,647,645)	(19,360,387)	—	(81,008,032)
Proceeds from sale of theatre properties and equipment	12,407,682	536,580	—	12,944,262
Proceeds from sale of equity investment	1,250,000	—	—	1,250,000
Purchase of minority partner shares in Cinemark Brasil	—	(44,957,502)	—	(44,957,502)
Purchase of minority partner shares in Cinemark Mexico	(5,378,768)	—	—	(5,378,768)
Dividends/capital returned from affiliates	8,452,688	75,188	(8,325,188)	202,688

Net cash used for investing activities	(44,916,043)	(63,706,121)	(8,325,188)	(116,947,352)

FINANCING ACTIVITIES
Capital contribution from parent	36,274,805	—	—	36,274,805
Retirement of senior subordinated notes	(122,750,000)	—	—	(122,750,000)
Proceeds from long-term debt	287,513,020	3,932,571	—	291,445,591
Repayments of long-term debt	(195,636,882)	(4,432,401)	—	(200,069,283)
Debt issue costs	(7,903,020)	(50,381)	—	(7,953,401)
Increase in minority investment in subsidiaries	610,647	358,085	—	968,732
Decrease in minority investment in subsidiaries	(438,352)	(1,787,131)	—	(2,225,483)

Net cash used for financing activities	(2,329,782)	(1,979,257)	—	(4,309,039)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	48,054	1,182,376	—	1,230,430

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,149	(7,156,570)	—	(7,091,421)

CASH AND CASH EQUIVALENTS:
Beginning of period	77,118,362	30,200,923	—	107,319,285

End of period	$77,183,511	$23,044,353	$—	$100,227,864

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior subordinated notes.

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR

CINEMARK USA, INC.

FOR FISCAL YEAR ENDED
DECEMBER 31, 2004

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the Company filed with the Texas Secretary of State on September 3, 1992 (incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).
3.2(a)	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 033-47040) filed April 9, 1992).
3.2(b)	Amendment to Bylaws of the Company dated March 12, 1996 (incorporated by reference to Exhibit 3.2(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 6, 1997).
4.2(a)	Indenture dated February 11, 2003 between the Company and The Bank of New York Trust Company of Florida, N.A. governing the 9% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 19, 2003).
4.2(b)	First Supplemental Indenture dated as of May 7, 2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(i) to the Company’s Registration Statement on Form S-4 (File No. 333-104940) filed May 28, 2003).
*4.2(c)	Second Supplemental Indenture dated as of November 11, 2004 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A.
4.2(d)	Form of 9% Note (contained in the Indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K (File 033-47040) filed March 19, 2003).
10.1(a)	Management Agreement, dated as of July 28, 1993, between the Company and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.1(a) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed May 17, 2002).
10.1(b)	Management Agreement, dated as of September 10, 2002, between Cinemark USA, Inc. and Cinemark de Mexico (incorporated by reference to Exhibit 10.8 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1994).
10.1(c)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and the Company (incorporated by reference to Exhibit 10.14(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1994).
10.1(d)	First Amendment to Management Agreement of Laredo Theatre, Ltd. effective as of December 10, 2003 between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed September 8, 2004).
10.1(e)	Management Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and the Company (incorporated by reference to Exhibit 10.4(i) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).
10.1(f)	First Amendment to Management Agreement of Cinemark Partners II, Ltd. dated as of January 5, 1998 by and between Cinemark USA, Inc. and Cinemark Partners II, Ltd. (incorporated by reference to Exhibit 10.1(f) to the Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed September 8, 2004).
10.1(g)	Management Services Agreement dated April 10, 2003 between Greeley Partners L.P. and CNMK Texas Properties, Ltd. (incorporated by reference to Exhibit 10.1(g) to Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed September 8, 2004).
10.2	Amended and Restated Agreement to Participate in Profits and Losses, dated as of March 12, 2004, between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).
10.3(a)	License Agreement, dated December 10, 1993, between Laredo Joint Venture and the Company (incorporated by reference to Exhibit 10.14(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1994).
10.3(b)	License Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and the Company (incorporated by reference to Exhibit 10.10(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).
10.4(a)	Tax Sharing Agreement, between the Company and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc. ), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).
10.4(b)	Tax Sharing Agreement, dated as of July 28, 1993, between the Company and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1993).
10.5(a)	Indemnification Agreement, between the Company and Lee Roy Mitchell, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(a) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(b)	Indemnification Agreement, between the Company and Tandy Mitchell, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).
10.5(c)	Indemnification Agreement, between the Company and Alan Stock, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(d) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).
10.5(d)	Indemnification Agreement, between the Company and W. Bryce Anderson, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(f) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).
10.5(e)	Indemnification Agreement, between the Company and Sheldon I. Stein, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(g) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).
10.5(f)	Indemnification Agreement, between the Company and Heriberto Guerra, dated as of December 3, 1993 (incorporated by reference to Exhibit 10.23(f) to the Company’s Annual Report on Form 10-K (File No. 033-11895) filed September 13, 1996).
10.7(a)	Senior Secured Credit Agreement dated December 4, 1995 among Cinemark International, L.L.C. (f/k/a Cinemark II, Inc., Cinemark Mexico (USA) and Cinemark de Mexico (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed April 1, 1996).
10.7(b)	First Amendment to Senior Secured Credit Agreement, dated as of September 30, 1996, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(b) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).
10.7(c)	Second Amendment to Senior Secured Credit Agreement, dated as of September 28, 2000, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(c) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).
10.14(a)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.14(a) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).
10.14(b)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Alan Stock (incorporated by reference to Exhibit 10.14(b) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).
10.14(c)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tim Warner (incorporated by reference to Exhibit 10.14(c) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).
10.14(d)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.14(d) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).
10.14(e)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.14(e) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).
10.14(f)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tandy Mitchell (incorporated by reference to Exhibit 10.14(f) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).
10.15(a)	Amended and Restated Credit Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings, Inc., the Company, the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Legal Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).
10.15(b)	First Amendment to the Amended and Restated Credit Agreement, dated August 18, 2004, among Cinemark, Inc., CNMK Holdings, Inc., Cinemark USA, Inc., the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Lead Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 10.15(b) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed November 10, 2004).
10.16	Amended and Restated Guaranty and Collateral Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings Inc., the Company and certain of it subsidiaries in favor of Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.17(a)	Stock Purchase Agreement dated as of August 18, 2004, among Cinemark Empreendimentos e Participacoes, Ltda, Venture II Equity Holdings Corporation, Inc. and Kristal Holdings Limited (incorporated by reference to Exhibit 10.20(a) to Cinemark, Inc.’s Quarterly Report on Form 10-Q (File No. 333-116292) filed November 10, 2004).
10.17(b)	Stock Purchase Agreement dated as of August 18, 2004, among Cinemark Empreendimentos e Participacoes, Ltda, Prona Global Ltd., Messrs. Edgar Gleich, Riccardo Arduini, Moises Pinsky, Eduardo Alalou, and Robert Luis Leme Klabin (incorporated by reference to Exhibit 10.20(b) to Cinemark, Inc.’s Quarterly Report on Form 10-Q (File No. 333-116292) filed November 10, 2004).
* 12	Calculation of Earnings to Fixed Charges
* 21	Subsidiaries of the Registrant
*31.1	Certification of Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of the Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of the Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

E-4