Form 10-Q
period 2005-03-31
CINEMARK USA INC /TX
filed 2005-05-16
CIK 885975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☐ No ☑

     As of April 30, 2005, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.

CINEMARK USA, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$86,019	$100,228
Inventories	4,136	4,237
Accounts receivable	11,977	11,303
Income tax receivable	6,306	7,037
Prepaid expenses and other	4,432	3,819

Total current assets	112,870	126,624

THEATRE PROPERTIES AND EQUIPMENT	1,323,079	1,307,088
Less accumulated depreciation and amortization	538,307	521,493

Theatre properties and equipment — net	784,772	785,595

OTHER ASSETS
Goodwill	44,661	45,006
Intangible assets — net	5,976	6,084
Investments in and advances to affiliates	1,918	1,710
Deferred charges and other assets — net	41,419	36,546

Total other assets	93,974	89,346

TOTAL ASSETS	$991,616	$1,001,565

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$6,535	$6,539
Accounts payable and accrued expenses	89,899	122,324

Total current liabilities	96,434	128,863

LONG-TERM LIABILITIES
Senior credit agreements	263,567	265,510
Senior subordinated notes	354,503	354,894
Deferred income taxes	24,451	23,138
Deferred lease expenses	28,256	27,962
Deferred gain on sale leasebacks	3,549	3,641
Deferred revenues and other long-term liabilities	20,466	12,025

Total long-term liabilities	694,792	687,170

COMMITMENTS AND CONTINGENCIES	—	—

MINORITY INTERESTS IN SUBSIDIARIES	16,767	16,697

SHAREHOLDER’S EQUITY
Class A common stock, $.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and outstanding	49,543	49,543
Additional paid-in-capital	54,536	51,070
Retained earnings	181,630	169,577
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Accumulated other comprehensive loss	(77,853)	(77,122)

Total shareholder’s equity	183,623	168,835

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$991,616	$1,001,565

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, unaudited)

	Three months ended March 31,
	2005	2004
REVENUES
Admissions	$151,160	$149,134
Concession	73,768	72,480
Other	12,753	12,011

Total revenues	237,681	233,625

COSTS AND EXPENSES
Cost of operations:
Film rentals and advertising	78,901	78,678
Concession supplies	11,745	11,989
Salaries and wages	24,283	23,989
Facility lease expense	32,891	30,915
Utilities and other	29,179	26,282

Total cost of operations	176,999	171,853

General and administrative expenses	12,295	11,800
Depreciation and amortization	18,254	16,865
Impairment of long-lived assets	226	1,000
(Gain) loss on sale of assets and other	688	(513)

Total costs and expenses	208,462	201,005

OPERATING INCOME	29,219	32,620

OTHER INCOME (EXPENSE)
Interest expense	(10,578)	(11,876)
Amortization of debt issue costs	(689)	(590)
Interest income	830	491
Foreign currency exchange gain (loss)	(82)	170
Equity in income of affiliates	94	37
Minority interests in income of subsidiaries	(100)	(1,466)

Total other expenses	(10,525)	(13,234)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	18,694	19,386

Income taxes	6,641	7,887

INCOME FROM CONTINUING OPERATIONS	12,053	11,499

Loss from discontinued operations, net of taxes (See Note 4)	—	(1,565)

NET INCOME	$12,053	$9,934

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three months ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$12,053	$9,934

Noncash items in net income:
Depreciation	18,084	16,705
Amortization of intangible and other assets	170	160
Amortization of foreign advanced rents	411	497
Amortized compensation — stock options	—	145
Amortization of debt issue costs	689	590
Amortization of gain on sale leasebacks	(92)	(91)
Amortization of debt discount and premium	(391)	(366)
Amortization of deferred revenues	(45)	(55)
Impairment of long-lived assets	226	1,000
(Gain) loss on sale of assets and other	688	(513)
Deferred lease expenses	294	63
Deferred income tax expenses	1,313	2,059
Equity in income of affiliates	(94)	(37)
Minority interests in income of subsidiaries	100	1,466
Other noncash items	—	1,869

Changes in assets and liabilities:
Inventories	101	219
Accounts receivable	(674)	1,772
Prepaid expenses and other	(613)	(780)
Other assets	(5,690)	(3,255)
Advances with affiliates	(114)	(4,849)
Accounts payable and accrued expenses	(32,505)	(31,199)
Other long-term liabilities	(35)	100
Income tax receivable/payable	731	(118)

Net cash used for operating activities	(5,393)	(4,684)

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(10,501)	(17,850)
Proceeds from sale of theatre properties and equipment	—	262
Proceeds from sale of equity investment	—	1,250
Dividends/capital returned from affiliates	—	128

Net cash used for investing activities	(10,501)	(16,210)

FINANCING ACTIVITIES
Capital contribution from parent	3,466	—
Proceeds from long-term debt	—	692
Repayments of long-term debt	(1,637)	(2,267)
Debt issue costs	—	(10)
Increase in minority investment in subsidiaries	12	171
Decrease in minority investment in subsidiaries	(42)	(1,122)

Net cash provided by (used for) financing activities	1,799	(2,536)

Effect of exchange rate changes on cash and cash equivalents	(114)	(45)

DECREASE IN CASH AND CASH EQUIVALENTS	(14,209)	(23,475)

CASH AND CASH EQUIVALENTS:
Beginning of period	100,228	107,319

End of period	$86,019	$83,844

SUPPLEMENTAL INFORMATION (See Note 10)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, UNAUDITED)

1. The Company and Basis of Presentation

     Cinemark USA, Inc. and subsidiaries (the “Company”) are leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation, with theatres in the United States (“U.S.”), Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The Company also managed additional theatres in the U.S., Canada, Brazil and Taiwan during the three months ended March 31, 2005.

     The condensed consolidated financial statements have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these interim financial statements reflect all adjustments necessary to state fairly the financial position and results of operations as of, and for, the periods indicated. The condensed consolidated financial statements include the accounts of Cinemark USA, Inc. and its subsidiaries. Majority-owned subsidiaries that the Company controls are consolidated while those subsidiaries of which the Company owns between 20% and 50% and does not control are accounted for as affiliates under the equity method. Those subsidiaries of which the Company owns less than 20% are accounted for as affiliates under the cost method. The results of these subsidiaries and affiliates are included in the condensed consolidated financial statements effective with their formation or from their dates of acquisition. Significant intercompany balances and transactions are eliminated in consolidation. Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

     These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2004, included in the Annual Report filed March 29, 2005 on Form 10-K by the Company under the Securities Exchange Act of 1934. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results to be achieved for the full year.

2. Recapitalization of Cinemark, Inc. and Refinancing of Certain Long-Term Debt

     Recapitalization of Cinemark, Inc. - On March 12, 2004, the Company’s parent, Cinemark, Inc., entered into an agreement and plan of merger with a newly formed subsidiary of Madison Dearborn Partners, LLC (“Madison”). The transaction was completed on April 2, 2004, at which time the newly formed subsidiary of Madison was merged with and into Cinemark, Inc., with Cinemark, Inc. continuing as the surviving corporation. Simultaneously, an affiliate of Madison purchased shares of common stock of Cinemark, Inc. for $518,245 in cash and became the controlling stockholder of Cinemark, Inc., owning approximately 83% of Cinemark, Inc.’s capital stock. Lee Roy Mitchell, the Company’s Chief Executive Officer, and the Mitchell Special Trust collectively retained approximately 16% ownership of Cinemark, Inc.’s capital stock with certain members of management owning the remaining 1%. Based on the terms of the transaction, including Mr. Mitchell’s ownership retention, the transaction was accounted for as a recapitalization, which resulted in Cinemark, Inc. and its subsidiaries retaining their historical book values. Since April 2, 2004, Madison sold approximately 10% of its stock in Cinemark, Inc. to outside investors. As of the date of this report, Madison owned approximately 75% of the capital stock of Cinemark, Inc., outside investors owned approximately 8%, Lee Roy Mitchell and the Mitchell Special Trust collectively owned approximately 16% and certain members of management owned the remaining 1%.

     On March 31, 2004, Cinemark, Inc. issued $577,173 aggregate principal amount at maturity of 9 3/4% senior discount notes due 2014. The gross proceeds at issuance of $360,000 were used to fund in part the Recapitalization. Interest on the notes accretes until March 15, 2009 up to the aggregate principal amount of $577,173. Cash interest will accrue and be payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2009. Due to the holding company status of Cinemark, Inc., payments of principal and interest under these notes will be dependent on loans, dividends and other payments from the Company to Cinemark, Inc. As of March 31, 2005, the accreted principal balance of the notes was $396,041. Upon a change of control, Cinemark, Inc. would be required to make an offer to repurchase all of the 9 3/4% senior discount notes at a price equal to 101% of the accreted value of the notes plus accrued and unpaid interest, if any, through the date of purchase. The Company has no obligation, contingent or otherwise, to pay the amounts due under the 9 3/4% senior discount notes or to make funds available to pay those amounts. The 9 3/4% senior discount notes are general, unsecured senior obligations of Cinemark, Inc. that are effectively subordinated to indebtedness and other liabilities of the Company.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, UNAUDITED)

     Upon consummation of the Recapitalization on April 2, 2004, all outstanding stock options of Cinemark, Inc. immediately vested and the majority were repurchased, which resulted in compensation expense of $16,245 recorded by the Company during April 2004. Compensation expense, which was included in general and administrative expenses, consisted of the write-off of the unamortized unearned compensation expense for options outstanding as of the date of the Recapitalization and the impact of the cash settlement of these options. As part of the transaction, Cinemark, Inc. paid change of control fees and other management compensation expenses of $15,749, which were also included in general and administrative expenses during April 2004.

     As a result of the Recapitalization, the Company’s Brazilian partners exercised their option to cause Cinemark, Inc. to purchase all of their shares of common stock of Cinemark Brasil S.A., which represented 47.2% of total common stock of Cinemark Brasil S.A. See Note 3.

     Refinancing of Certain Long-Term Debt - On March 16, 2004, the Company initiated a tender offer for its then outstanding $105,000 aggregate principal amount 8 1/2% senior subordinated notes due 2008 and a consent solicitation to remove substantially all restrictive covenants in the indenture governing those notes. On March 25, 2004, a supplemental indenture removing substantially all of the covenants was executed and became effective on the date of the Recapitalization. Additionally, on the date of the Recapitalization, the Company amended its senior secured credit facility to provide for a $260,000 seven year term loan and a $100,000 six and one-half year revolving credit line, which was left undrawn. The net proceeds from the amended senior secured credit facility were used to repay the term loan under the Company’s then existing senior secured credit facility of approximately $163,763 and to redeem the $94,165 aggregate principal amount of the Company’s outstanding $105,000 aggregate principal amount of 8 1/2% senior subordinated notes that were tendered pursuant to the tender offer. The tender offer was made at 104.5% of the principal amount of the notes tendered on or prior to the consent date and at 101.5% of the aggregate principal amount of the notes tendered subsequent to the consent date but prior to the expiration date.

     On April 6, 2004, as a result of the consummation of the Recapitalization and in accordance with the terms of the indenture governing the Company’s 9% senior subordinated notes due 2013, the Company made a change of control offer to purchase the 9% senior subordinated notes at a purchase price of 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, at the date of purchase. Approximately $17,750 aggregate principal amount of the 9% senior subordinated notes were tendered and not withdrawn in the change of control offer, which expired on May 26, 2004. Payment of the change of control price was made with available cash by the Company on June 1, 2004.

     On July 28, 2004, the Company provided notice to the holders of the remaining outstanding 8 1/2% senior subordinated notes due 2008 of its election to redeem all outstanding notes at a redemption price of 102.833% of the aggregate principal amount plus accrued interest. On August 27, 2004, the Company redeemed the remaining $10,835 aggregate principal amount of notes utilizing available cash and borrowings under the Company’s revolving credit line.

     The amended senior secured credit facility was further amended on August 18, 2004 to, among other things, reduce the interest rate applicable to the term loan. Under the amended term loan, principal payments of $650 are due each calendar quarter through March 31, 2010 and increase to $61,100 each calendar quarter from June 30, 2010 to maturity at March 31, 2011. The amended term loan bears interest, at the Company’s option, at: (A) the base rate equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, plus a margin of 1.00% per annum, or (B) a “eurodollar rate” plus a margin of 2.00% per annum. After the completion of two fiscal quarters after the closing date, the margin under the amended term loan applicable to base rate loans ranges from 0.75% per annum to 1.00% per annum and the margin applicable to eurodollar rate loans ranges from 1.75% per annum to 2.00% per annum, and will be adjusted based upon the Company achieving certain performance targets.

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

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, UNAUDITED)

the rate of 0.50% per annum on the average daily unused portion of the amended revolving credit line, payable quarterly in arrears.

3. Acquisitions

     As a result of the Recapitalization, the Company’s Brazilian partners exercised their option to cause Cinemark, Inc. to purchase all of their shares of common stock of Cinemark Brasil S.A., which represented 47.2% of total common stock of Cinemark Brasil S.A. The Company, through its subsidiary Brasil Holdings, LLC, directly and indirectly purchased the partners’ shares of Cinemark Brasil S.A. for $44,958 with available cash on August 18, 2004. The Company accounted for the purchase as a step acquisition and, as a result of the preliminary purchase price allocation, recorded goodwill of $26,923 and eliminated the Brazilian partners’ minority interest. After the final purchase price allocation is complete for both book and tax purposes, it is expected that goodwill will be deductible for tax purposes. As a result of this acquisition, the Company owns 100% of the common stock in Cinemark Brasil S.A.

     On September 15, 2004, the Company purchased shares of common stock of its Mexican subsidiary from its Mexican partners, increasing its ownership interest in the Mexican subsidiary from 95.0% to 99.4%. The purchase price was $5,379 and was funded with available cash and borrowings on the Company’s revolving credit line. The Company accounted for the purchase as a step acquisition and, as a result of the preliminary purchase price allocation, recorded goodwill of $3,813 and eliminated the Mexican partners’ 4.4% minority interest.

4. Discontinued Operations

     As of March 31, 2004, the Company’s two United Kingdom theatres met the criteria of assets held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” On April 30, 2004, the Company sold its two United Kingdom theatres through the sale of all of the capital stock of Cinemark Theatres UK, Ltd., its United Kingdom subsidiary. The Company received $2,646 in proceeds upon closing of the transaction and an additional $540 once the final working capital position was determined in accordance with the stock purchase agreement. The sale resulted in a loss of $463, which was recorded during April 2004.

     On December 23, 2004, the Company sold eleven discount theatres (“Interstate theatres”) through the sale of all of the capital stock of Interstate Holdings, Inc. The Company received $5,810 in proceeds upon closing of the transaction. The final sales price is subject to the final working capital position to be determined in accordance with the stock purchase agreement. The sale resulted in a preliminary gain of $2,715, which was recorded during December 2004.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, UNAUDITED)

     The results of operations for the United Kingdom and Interstate theatres have been classified as discontinued operations for all periods presented. Amounts reported as discontinued operations in the Company’s condensed consolidated statements of income include the following components:

Three Months
Ended
March 31,
2004
REVENUES
Admissions	$1,730
Concession	1,285
Other	326

Total revenues	$3,341

COSTS AND EXPENSES
Cost of operations:
Film rentals and advertising	757
Concession supplies	262
Salaries and wages	628
Facility lease expense	608
Utilities and other	634

Total cost of operations	2,889
General and administrative expenses	277
Depreciation and amortization	83
Impairment of long-lived assets	1,800

Total costs and expenses	5,049

OPERATING LOSS	(1,708)
Minority interests in loss of subsidiaries	14

LOSS BEFORE INCOME TAXES	(1,694)
Income tax benefit	(129)

Loss from discontinued operations	$(1,565)

5. Stock Option Accounting

     Upon consummation of the Recapitalization on April 2, 2004, all outstanding stock options of Cinemark, Inc. immediately vested and the majority were repurchased, resulting in compensation expense of $16,245 recorded by the Company during April 2004. Compensation expense, which was included in general and administrative expenses, consisted of the write-off of the remaining unearned compensation for options outstanding as of the date of the Recapitalization and the impact of the cash settlement of these options. The then existing stock option plans were terminated.

     During September 2004, the Board of Directors of Cinemark, Inc. approved the 2004 Long Term Incentive Plan (the “Plan”) under which approximately 3,075 shares of Cinemark, Inc. Class A common stock are available for issuance to selected employees, directors and consultants of the Company. The Plan provides for restricted share grants, incentive option grants and nonqualified option grants. Cinemark, Inc. granted approximately 2,362 options under the Plan on September 30, 2004 at an exercise price of $22.58 per option (equal to the market value at the date of grant). Options to purchase approximately 234 shares vested immediately and the remaining options granted in 2004 vest daily over the period ending April 1, 2009 and expire ten years from the grant date.

     On January 28, 2005, Cinemark, Inc. granted an additional 4 options under the Plan at an exercise price of $22.58 per option (equal to the market value at the date of grant). The options granted during January 2005 vest daily over five years and the options expire ten years from the grant date.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, UNAUDITED)

     Although the Company did not have any options outstanding during the periods presented, compensation expense related to outstanding options of Cinemark, Inc. was recorded in the Company’s condensed consolidated statements of income during the three months ended March 31, 2004. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock option plans. Had compensation costs been determined based on the fair value at the date of grant for awards under the plans, consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, the Company’s net income would have been reduced to the pro-forma amounts indicated below:

	Three Months Ended
	March 31,
	2005	2004
Net income as reported	$12,053	$9,934
Compensation expense included in reported net income, net of tax	—	88
Compensation expense under fair value method, net of tax	(741)	(162)

Pro-forma net income	$11,312	$9,860

     The weighted average fair value per share of stock options granted by Cinemark, Inc. during 2004 was $22.58 (all of which had an exercise price equal to the market value at the date of grant). For each 2004 grant, compensation expense under the fair value method of SFAS No. 123 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0 percent; an expected life of 6.5 years; expected volatility of approximately 39 percent; and a risk-free interest rate of 3.79 percent. The weighted average fair value per share of stock options granted by Cinemark, Inc. during the three months ended March 31, 2005 was $22.58 (all of which had an exercise price equal to the market value at the date of grant). For the 2005 grant, compensation expense under the fair value method of SFAS No. 123 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0 percent; an expected life of 6.5 years; expected volatility of approximately 44 percent; and a risk-free interest rate of 3.93 percent.

6. Goodwill and Other Intangible Assets

     The Company’s goodwill was as follows:

		Foreign
		Currency
	Balance at	Translation	Balance at
	December 31, 2004	Adjustment	March 31, 2005
United States	$4,932	$—	$4,932
Brazil	30,069	(216)	29,853
Mexico	3,884	(4)	3,880
Chile	3,206	(146)	3,060
Peru	2,679	17	2,696
Argentina	236	4	240

Total	$45,006	$(345)	$44,661

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, UNAUDITED)

     Intangible assets consisted of the following:

	March 31,	December 31,
	2005	2004
Capitalized licensing fees	$7,750	$7,750
Other intangible assets	445	438
Less: Accumulated amortization	(2,252)	(2,120)

Amortized intangible assets	5,943	6,068
Unamortized intangible assets	33	16

Total	$5,976	$6,084

     Aggregate amortization expense of $170 for the three months ended March 31, 2005 consisted of $132 of amortization of intangible assets and $38 of amortization of other assets. Estimated aggregate future amortization expense for intangible assets is as follows:

For the nine months ended December 31, 2005	$395
For the twelve months ended December 31, 2006	548
For the twelve months ended December 31, 2007	548
For the twelve months ended December 31, 2008	548
For the twelve months ended December 31, 2009	548
Thereafter	3,356

Total	$5,943

7. Impairment of Long-Lived Assets

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

     The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, goodwill carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the sharing of a market with other Company theatres, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis or a group basis if the group of theatres shares the same marketplace, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset with its estimated fair value, which is determined based on a multiple of cash flows. When estimated fair value is determined to be lower than the carrying value of the long-lived asset, the asset is written down to its estimated fair value and the impairment loss is recognized in the Company’s condensed consolidated statements of income. During the three months ended March 31, 2005, the Company recorded an asset impairment charge of $226 to write-down two theatres in the United States to their estimated fair values.

8. Foreign Currency Translation

     The accumulated other comprehensive loss account in shareholder’s equity of $77,853 and $77,122 at March 31, 2005 and December 31, 2004, respectively, primarily relates to the cumulative foreign currency adjustments from translating the financial statements of Cinemark Argentina, S.A., Cinemark Brasil S.A., Cinemark de Mexico, S.A. de C.V. and Cinemark Chile S.A. into U.S. dollars.

     In 2005 and 2004, all foreign countries where the Company has operations, including Argentina, Brazil, Mexico and Chile were deemed non-highly inflationary. Thus, any fluctuation in the currency results in a cumulative foreign currency

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, UNAUDITED)

translation adjustment to the accumulated other comprehensive loss account recorded as an increase in, or reduction of, shareholder’s equity.

     On March 31, 2005, the exchange rate for the Brazilian real was 2.67 reais to the U.S. dollar (the exchange rate was 2.65 reais to the U.S. dollar at December 31, 2004). As a result, the effect of translating the March 31, 2005 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction of shareholder’s equity of $414. At March 31, 2005, the total assets of the Company’s Brazilian subsidiaries were U.S. $99,947.

     On March 31, 2005, the exchange rate for the Mexican peso was 11.23 pesos to the U.S. dollar (the exchange rate was 11.22 pesos to the U.S. dollar at December 31, 2004). As a result, the effect of translating the March 31, 2005 Mexican financial statements into U.S. dollars was immaterial to the change in the accumulated other comprehensive loss account. At March 31, 2005, the total assets of the Company’s Mexican subsidiaries were U.S. $104,536.

     On March 31, 2005, the exchange rate for the Argentine peso was 2.92 pesos to the U.S. dollar (the exchange rate was 2.97 pesos to the U.S. dollar at December 31, 2004). The effect of translating the March 31, 2005 Argentine financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in shareholder’s equity of $291. At March 31, 2005, the total assets of the Company’s Argentine subsidiaries were U.S. $17,022.

     On March 31, 2005, the exchange rate for the Chilean peso was 586.45 pesos to the U.S. dollar (the exchange rate was 559.83 pesos to the U.S. dollar at December 31, 2004). The effect of translating the March 31, 2005 Chilean financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction of shareholder’s equity of $562. At March 31, 2005, the total assets of the Company’s Chilean subsidiaries were U.S. $19,911.

9. Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the condensed consolidated financial statements. The Company’s comprehensive income was as follows:

	Three Months Ended
	March 31,
	2005	2004
Net income	$12,053	$9,934
Foreign currency translation adjustment	(731)	6

Comprehensive income	$11,322	$9,940

10. Supplemental Cash Flow Information

     The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Three Months Ended
	March 31,
	2005	2004
Cash paid for interest	$18,691	$23,307
Cash paid for income taxes (net of refunds)	$1,229	$5,070
Noncash activities:
Construction lease obligations related to construction of three theatres in Mexico and one theatre in the U.S.	$14,983	$—

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, UNAUDITED)

11. Financial Information About Geographic Areas

     The Company operates in one business segment as a motion picture exhibitor. The Company has operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia, which are reflected in the condensed consolidated financial statements. Below is a breakdown of select financial information by geographic area:

	Three Months Ended
	March 31,
Revenues	2005	2004
U.S. and Canada	$176,238	$175,563
Brazil	26,116	21,775
Mexico	17,754	17,801
Other foreign countries (1)	17,926	18,889
Eliminations	(353)	(403)

Total	$237,681	$233,625

	March 31,	December 31,
Theatre Properties and Equipment-net	2005	2004
U.S. and Canada	$622,818	$622,578
Mexico	63,316	61,043
Brazil	49,751	51,982
Other foreign countries	48,887	49,992

Total	$784,772	$785,595

(1)	Revenues for the three months ended March 31, 2004 do not include results of the two United Kingdom theatres or the eleven Interstate theatres that were sold during 2004, as the results of operations are included as discontinued operations for all periods presented.

12. New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Non-monetary Assets-Amendment of APB Opinion No. 29”. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non employees. SFAS No. 123(R) eliminates the intrinsic value measurement objective in APB Opinion No. 25 and generally requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model, which is consistent with the terms of the award, or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). The standard also requires the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. The Company is required to apply SFAS No. 123(R) to all awards granted, modified or settled in its first annual reporting period after December 15, 2005. The Company will be required to use the “modified prospective method’’, under which it must recognize compensation cost for all awards granted after it adopts the standard and for the unvested portion of previously granted awards that are outstanding on that date. The Company has commenced its analysis of the impact of SFAS 123(R), but cannot predict with reasonable certainty the number of options that will be unvested and outstanding on December 31, 2005. Accordingly, the Company cannot currently quantify with precision the effect that this standard will have on its

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, UNAUDITED)

financial position or results of operations.

     FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the “Jobs Act”) provides guidance on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109 “Accounting for Income Taxes”. The Company has not yet completed evaluating the impact of the repatriation provisions. The Company is currently performing an earnings and profit study to enable it to model and evaluate the impact. Results cannot be estimated at this time. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. The Company will complete its evaluation by the end of 2005.

13. Related Party Transactions

     The Company has paid certain fees and expenses on behalf of its parent, Cinemark, Inc., that are included in investments in and advances to affiliates on the Company’s condensed consolidated balance sheets. At March 31, 2005, the amount due from Cinemark, Inc. was $489. The Company also received capital contributions from Cinemark, Inc. totaling $3,466 during the three months ended March 31, 2005.

     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50 million and 3% of annual theatre revenues in excess of $50 million. The Company recorded $46 of management fee revenues during the three months ended March 31, 2005. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

     The Company leases one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”). Plitt Plaza is indirectly owned by Lee Roy Mitchell. Annual rent is approximately $118 plus certain taxes, maintenance expenses and insurance. The Company recorded $32 of facility lease expense payable to Plitt Plaza joint venture during the three months ended March 31, 2005.

     The Company entered into an amended and restated profit participation agreement on March 12, 2004 with its President, Alan Stock, which became effective upon consummation of the Recapitalization and amends a profit participation agreement with Mr. Stock in effect since May 2002. Under the agreement, Mr. Stock receives a profit interest in two theatres once the Company has recovered its capital investment in these theatres plus its borrowing costs. During the three months ended March 31, 2005, the Company recorded $155 in profit participation expense payable to Mr. Stock, which is included in general and administrative expenses on the Company’s condensed consolidated statements of income. In the event that Mr. Stock’s employment is terminated without cause, profits will be distributed according to a formula set forth in the profit participation agreement.

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

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, UNAUDITED)

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

     Mission, Texas Litigation - In July 2001, Sonia Rivera-Garcia and Valley Association for Independent Living filed suit in the 93rd Judicial District Court of Hidalgo County, Texas alleging certain violations of the Human Resources Code, the Texas Architectural Barriers Act, the Texas Accessibility Standards and the Deceptive Trade Practices Act relating to accessibility of movie theatres for patrons using wheelchairs at one theatre in the Mission, Texas market. During the first quarter of 2005, the plaintiff dismissed any claims under the Deceptive Trade Practices Act. The plaintiff is seeking remedial action. A jury in a similar case in Austin, Texas found that the Company did not violate the Human Resources Code, the Texas Architectural Business Act or the Texas Accessibility Standards. The judge in that case dismissed the claim under the Deceptive Trade Practices Act. The Company has filed an answer denying the allegations and is vigorously defending this suit. The Company is unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent the Company’s potential liability with respect to such proceeding is not material in the aggregate to the Company’s financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

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

15. Condensed Consolidating Financial Statements of Subsidiary Guarantors

     As of March 31, 2005, the Company had outstanding $342,250 aggregate principal amount of 9% senior subordinated notes due 2013. These senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by the following subsidiaries of Cinemark USA, Inc.:

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

     The following supplemental condensed consolidating financial statements present:

1.	Condensed consolidating balance sheets as of March 31, 2005 and December 31, 2004 and condensed consolidating statements of income and cash flows for each of the three months ended March 31, 2005 and 2004.

2.	Cinemark USA, Inc. (the “Parent” and “Issuer”), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method of accounting and therefore, the Parent column reflects the equity income (loss) of its Guarantor Subsidiaries and Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Guarantor Subsidiaries and Non-Guarantor Subsidiaries column. Additionally, the Guarantor Subsidiaries column reflects the equity income (loss) of its Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Non-Guarantor Subsidiaries column.

3.	Elimination entries necessary to consolidate the Parent and all of its Subsidiaries.

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
MARCH 31, 2005
(in thousands)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$20,202	$5,800	$60,017	$—	$86,019
Inventories	1,880	1,139	1,117	—	4,136
Accounts receivable	9,428	29,361	3,177	(29,989)	11,977
Income tax receivable	11,912	173	5,013	(10,792)	6,306
Prepaid expenses and other	6,564	519	759	(3,410)	4,432

Total current assets	49,986	36,992	70,083	(44,191)	112,870

THEATRE PROPERTIES AND EQUIPMENT — net	293,669	308,524	182,579	—	784,772

OTHER ASSETS
Goodwill	7,485	4,225	32,885	66	44,661
Investments in and advances to affiliates	570,668	433,994	1,022	(1,003,766)	1,918
Intangible assets, deferred charges and other assets — net	24,513	2,277	77,612	(57,007)	47,395

Total other assets	602,666	440,496	111,519	(1,060,707)	93,974

TOTAL ASSETS	$946,321	$786,012	$364,181	$(1,104,898)	$991,616

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$2,656	$—	$3,879	$—	$6,535
Income tax payable	5,711	—	5,081	(10,792)	—
Accounts payable and accrued expenses	55,040	26,328	37,958	(29,427)	89,899

Total current liabilities	63,407	26,328	46,918	(40,219)	96,434

LONG-TERM LIABILITIES
Long-term debt, less current portion	618,751	44,018	64,199	(108,898)	618,070
Deferred income taxes	21,796	5,461	(2,806)	—	24,451
Other long-term liabilities and deferrals	35,275	73,580	16,816	(73,400)	52,271

Total long-term liabilities	675,822	123,059	78,209	(182,298)	694,792

COMMITMENTS AND CONTINGENCIES	—	—	—	—	—

MINORITY INTERESTS IN SUBSIDIARIES	—	201	16,566	—	16,767

SHAREHOLDER’S EQUITY
Common stock	49,543	19	96,813	(96,832)	49,543
Other shareholder’s equity	157,549	636,405	125,675	(785,549)	134,080

Total shareholder’s equity	207,092	636,424	222,488	(882,381)	183,623

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$946,321	$786,012	$364,181	$(1,104,898)	$991,616

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED MARCH 31, 2005
(in thousands)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUES	$108,333	$80,500	$65,970	$(17,122)	$237,681

COSTS AND EXPENSES
Cost of operations	94,945	50,136	49,040	(17,122)	176,999
General and administrative expenses	1,384	7,082	3,829	—	12,295
Depreciation and amortization	5,852	5,905	6,497	—	18,254
Impairment of long-lived assets	226	—	—	—	226
Loss on sale of assets and other	—	394	294	—	688

Total costs and expenses	102,407	63,517	59,660	(17,122)	208,462

OPERATING INCOME	5,926	16,983	6,310	—	29,219

OTHER INCOME (EXPENSE)
Interest expense	(10,399)	(868)	(1,484)	2,173	(10,578)
Amortization of debt issue costs	(684)	—	(5)	—	(689)
Interest income	1,013	1,292	699	(2,174)	830
Foreign currency exchange loss	—	—	(82)	—	(82)
Equity in income of affiliates	18,797	4,057	23	(22,783)	94
Minority interests in income of subsidiaries	—	(51)	(49)	—	(100)

Total other income (expense)	8,727	4,430	(898)	(22,784)	(10,525)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	14,653	21,413	5,412	(22,784)	18,694

Income taxes	2,475	2,860	1,306	—	6,641

NET INCOME	$12,178	$18,553	$4,106	$(22,784)	$12,053

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
THREE MONTHS ENDED MARCH 31, 2005
(in thousands)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$12,178	$18,553	$4,106	$(22,784)	$12,053

Noncash items in net income:
Depreciation and amortization	6,008	5,905	6,913	—	18,826
Impairment of long-lived assets	226	—	—	—	226
Loss on sale of assets and other	—	394	294	—	688
Deferred lease expenses	307	(3)	(10)	—	294
Deferred income tax expenses	(1,548)	2,856	5	—	1,313
Equity in income of affiliates	(18,797)	(4,057)	(24)	22,784	(94)
Minority interests in income of subsidiaries	—	51	49	—	100
Changes in assets and liabilities	(12,666)	(22,199)	(859)	(3,075)	(38,799)

Net cash provided by (used for) operating activities	(14,292)	1,500	10,474	(3,075)	(5,393)

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(2,500)	(5,235)	(2,766)	—	(10,501)
Net transactions with affiliates	10,610	(8,018)	(4,440)	1,848	—

Net cash provided by (used for) investing activities	8,110	(13,253)	(7,206)	1,848	(10,501)

FINANCING ACTIVITIES
Capital contribution from parent	3,466	—	—	—	3,466
Repayments of long-term debt	(650)	—	(987)	—	(1,637)
Change in intercompany notes	—	—	(1,227)	1,227	—
Increase in minority investment in subsidiaries	—	—	12	—	12
Decrease in minority investment in subsidiaries	—	—	(42)	—	(42)

Net cash provided by (used for) financing activities	2,816	—	(2,244)	1,227	1,799

Effect of exchange rate changes on cash and cash equivalents	—	—	(114)	—	(114)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,366)	(11,753)	910	—	(14,209)

CASH AND CASH EQUIVALENTS:
Beginning of period	23,568	17,553	59,107	—	100,228

End of period	$20,202	$5,800	$60,017	$—	$86,019

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 2004
(in thousands)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$23,568	$17,553	$59,107	$—	$100,228
Inventories	1,822	1,204	1,211	—	4,237
Accounts receivable	13,769	22,743	4,528	(29,737)	11,303
Income tax receivable	12,002	168	8,388	(13,521)	7,037
Prepaid expenses and other	6,789	577	517	(4,064)	3,819

Total current assets	57,950	42,245	73,751	(47,322)	126,624

THEATRE PROPERTIES AND EQUIPMENT — net	291,847	309,721	184,027	—	785,595

OTHER ASSETS
Goodwill	7,485	4,225	33,246	50	45,006
Investments in and advances to affiliates	560,301	421,765	808	(981,164)	1,710
Intangible assets, deferred charges and other assets — net	25,312	1,815	72,566	(57,063)	42,630

Total other assets	593,098	427,805	106,620	(1,038,177)	89,346

TOTAL ASSETS	$942,895	$779,771	$364,398	$(1,085,499)	$1,001,565

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$2,655	$—	$3,884	$—	$6,539
Income tax payable	5,211	—	8,310	(13,521)	—
Accounts payable and accrued expenses	72,867	39,638	39,045	(29,226)	122,324

Total current liabilities	80,733	39,638	51,239	(42,747)	128,863

LONG-TERM LIABILITIES
Long-term debt, less current portion	610,439	44,018	66,721	(100,774)	620,404
Deferred income taxes	23,344	2,605	(2,811)	—	23,138
Other long-term liabilities and deferrals	29,804	74,236	13,642	(74,054)	43,628

Total long-term liabilities	663,587	120,859	77,552	(174,828)	687,170

COMMITMENTS AND CONTINGENCIES	—	—	—	—	—

MINORITY INTERESTS IN SUBSIDIARIES	—	283	16,414	—	16,697

SHAREHOLDER’S EQUITY
Common stock	49,543	19	96,813	(96,832)	49,543
Other shareholder’s equity	149,032	618,972	122,380	(771,092)	119,292

Total shareholder’s equity	198,575	618,991	219,193	(867,924)	168,835

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$942,895	$779,771	$364,398	$(1,085,499)	$1,001,565

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED MARCH 31, 2004
(in thousands)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUES	$107,909	$79,630	$62,442	$(16,356)	$233,625

COSTS AND EXPENSES
Cost of operations	93,638	49,753	44,932	(16,470)	171,853
General and administrative expenses	768	7,226	3,692	114	11,800
Depreciation and amortization	5,282	5,615	5,968	—	16,865
Impairment of long-lived assets	—	1,000	—	—	1,000
Gain on sale of assets and other	(469)	—	(44)	—	(513)

Total costs and expenses	99,219	63,594	54,548	(16,356)	201,005

OPERATING INCOME	8,690	16,036	7,894	—	32,620

OTHER INCOME (EXPENSE)
Interest expense	(11,646)	(872)	(1,785)	2,427	(11,876)
Amortization of debt issue costs	(566)	—	(24)	—	(590)
Interest income	1,096	1,409	413	(2,427)	491
Foreign currency exchange gain	—	—	170	—	170
Equity in income of affiliates	16,341	2,176	26	(18,506)	37
Minority interests in income of subsidiaries	—	(38)	(1,428)	—	(1,466)

Total other income (expense)	5,225	2,675	(2,628)	(18,506)	(13,234)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	13,915	18,711	5,266	(18,506)	19,386

Income taxes	3,981	2,867	1,039	—	7,887

INCOME FROM CONTINUING OPERATIONS	9,934	15,844	4,227	(18,506)	11,499

Loss from discontinued operations, net of taxes	—	—	(1,565)	—	(1,565)

NET INCOME	$9,934	$15,844	$2,662	$(18,506)	$9,934

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
THREE MONTHS ENDED MARCH 31, 2004
(in thousands)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$9,934	$15,844	$2,662	$(18,506)	$9,934

Noncash items in net income:
Depreciation and amortization	5,480	5,615	6,490	—	17,585
Impairment of long-lived assets	—	1,000	—	—	1,000
Gain on sale of assets and other	(469)	—	(44)	—	(513)
Deferred lease expenses	323	(3)	(257)	—	63
Deferred income tax expenses	(978)	2,850	187	—	2,059
Equity in income of affiliates	(16,341)	(2,176)	(26)	18,506	(37)
Minority interests in income of subsidiaries	—	38	1,428	—	1,466
Other noncash items	—	—	1,869	—	1,869
Changes in assets and liabilities	(43,118)	6,720	(2,223)	511	(38,110)

Net cash provided by (used for) operating activities	(45,169)	29,888	10,086	511	(4,684)

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(7,832)	(5,294)	(4,724)	—	(17,850)
Proceeds from sale of theatre properties and equipment	—	—	262	—	262
Proceeds from sale of equity investment	1,250	—	—	—	1,250
Net transactions with affiliates	33,301	(31,522)	54	(1,705)	128

Net cash provided by (used for) investing activities	26,719	(36,816)	(4,408)	(1,705)	(16,210)

FINANCING ACTIVITIES
Proceeds from long-term debt	—	4	688	—	692
Repayments of long-term debt	(413)	(623)	(1,231)	—	(2,267)
Debt issue cost	(10)	—	—	—	(10)
Change in intercompany notes	—	—	(1,194)	1,194	—
Increase in minority investment in subsidiaries	—	—	171	—	171
Decrease in minority investment in subsidiaries	—	(50)	(1,072)	—	(1,122)

Net cash used for financing activities	(423)	(669)	(2,638)	1,194	(2,536)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(45)	—	(45)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,873)	(7,597)	2,995	—	(23,475)

CASH AND CASH EQUIVALENTS:
Beginning of period	46,919	9,523	50,877	—	107,319

End of period	$28,046	$1,926	$53,872	$—	$83,844

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.

     We are one of the leaders in the motion picture exhibition industry, in terms of both revenues and the number of screens in operation, with theatres in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing programs, pay phones, ATM machines and electronic video games located in some of our theatres. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Film releases scheduled for the remainder of 2005 include the highly anticipated Star Wars: Episode III Revenge of the Sith and other high-profile films such as Harry Potter and the Goblet of Fire, War of the Worlds, King Kong and Batman Begins.

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

Goodwill

     Our recorded goodwill was $44.7 million at March 31, 2005. We evaluate goodwill for impairment annually at fiscal year-end and any time events or circumstances indicate the carrying amount of the goodwill may not be fully recoverable. We evaluate goodwill for impairment on an individual theatre basis, which is the lowest level of identifiable cash flows and the level at which goodwill is recorded. The evaluation is a two-step approach requiring us to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value exceeds fair value, a second step would be performed to measure the potential goodwill impairment. Fair value is determined based on a multiple of cash flows. When estimated fair value is determined to be lower than the carrying value of the asset, the asset is written down to its estimated fair value.

Acquisitions

     We account for acquisitions under the purchase method of accounting. The purchase method requires that we estimate the fair value of the assets and liabilities acquired and allocate consideration paid accordingly. For significant acquisitions, we obtain independent third party valuation studies for certain of the assets and liabilities acquired to assist us in determining fair value. The estimation of the fair values of the assets and liabilities acquired involves a number of estimates and assumptions that could differ materially from the actual amounts. We completed acquisitions in 2004 as discussed in Note 3 to our condensed consolidated financial statements.

Income Taxes

     We use an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the bases of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not those assets will be realized. Income taxes are provided on unremitted earnings from foreign subsidiaries unless such earnings are expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments and the related tax accruals are in the consolidated balance sheets. To the extent tax accruals differ from actual payments or assessments, the accruals will be adjusted.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income:

	% of Revenues
	Three Months Ended
	March 31,
	2005	2004
Revenues
Admissions	63.6%	63.8%
Concession	31.0%	31.0%
Other	5.4%	5.2%

Total revenues	100.0%	100.0%

Cost of operations	74.5%	73.5%
General and administrative expenses	5.1%	5.1%
Depreciation and amortization	7.7%	7.2%
Impairment of long-lived assets	0.1%	0.4%
(Gain) loss on sale of assets and other	0.3%	(0.2%)

Total costs and expenses	87.7%	86.0%

Operating income	12.3%	14.0%

Three months ended March 31, 2005 and 2004

     Revenues. Total revenues for the three months ended March 31, 2005 (“first quarter of 2005”) increased to $237.7 million from $233.6 million for the three months ended March 31, 2004 (“first quarter of 2004”), representing a 1.7% increase. Admissions revenues increased 1.4% to $151.2 million for the first quarter of 2005 from $149.1 million for the first quarter of 2004. Concession revenues increased 1.8% to $73.8 million for the first quarter of 2005 from $72.5 million for the first quarter of 2004. The increase in admissions revenues was attributable to an increase in average ticket price, which increased from $3.59 for the first quarter of 2004 to $3.78 for the first quarter of 2005, partially offset by a 3.7% decrease in attendance from 41.6 million patrons for the first quarter of 2004 to 40.0 million patrons for the first quarter of 2005. The decrease in attendance for the first quarter of 2005 was primarily due to the mix of film product compared to the first quarter of 2004. During the first quarter of 2004, The Passion of the Christ was released, which went on to gross over $350 million in domestic markets. The increase in concession revenues was attributable to an increase in concession revenues per patron, which increased from $1.74 for the first quarter of 2004 to $1.84 for the first quarter of

2005, partially offset by the decline in attendance. The increased concession revenues per patron were primarily due to a domestic price increase implemented during the fourth quarter of 2004. Revenues per screen decreased 1.6% to $74,614 for the first quarter of 2005 from $75,821 for the first quarter of 2004.

     Cost of Operations. Cost of operations was $177.0 million, or 74.5% of revenues, for the first quarter of 2005 compared to $171.9 million, or 73.5% of revenues, for the first quarter of 2004.

     Film rentals and advertising costs were $78.9 million, or 52.2% of admissions revenues, for the first quarter of 2005 compared to $78.7 million, or 52.8% of admissions revenues, for the first quarter of 2004. The decrease in film rentals and advertising costs as a percentage of admissions revenues was due to the weaker film product released during the first quarter of 2005 compared to the first quarter of 2004. Concession supplies expense was $11.7 million, or 15.9% of concession revenues, for the first quarter of 2005 compared to $12.0 million, or 16.5% of concession revenues, for the first quarter of 2004. The decrease in concession supplies expense as a percentage of concession revenues was primarily due to a domestic price increase implemented during the fourth quarter of 2004 and an increase in concession rebates.

     Salaries and wages increased to $24.3 million for the first quarter of 2005 from $24.0 million for 2004 primarily due to new theatre openings. Facility lease expense increased to $32.9 million for the first quarter of 2005 from $30.9 million for the first quarter of 2004 primarily due to new theatre openings. Utilities and other costs increased to $29.2 million for the first quarter of 2005 from $26.3 million for the first quarter of 2004 primarily due to higher utility costs and new theatre openings.

     General and Administrative Expenses. General and administrative expenses increased to $12.3 million for the first quarter of 2005 from $11.8 million for the first quarter of 2004. The increase was primarily due to increases in credit card service fees.

     Depreciation and Amortization. Depreciation and amortization expense was $18.3 million for the first quarter of 2005 compared to $16.9 million for the first quarter of 2004. The increase is primarily due to new theatre openings since the first quarter of 2004.

     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $0.2 million during the first quarter of 2005 compared to $1.0 million for the first quarter of 2004. Impairment charges for 2005 include the write-down of two theatres in the United States to their fair values. The impairment charge for 2004 was to write-down one theatre located in the United States to its fair value.

     (Gain) Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $0.7 million during the first quarter of 2005 compared to a gain on sale of assets and other of $0.5 million during the first quarter of 2004.

     Interest Expense. Interest costs incurred, including amortization of debt issue costs, was $11.3 million for the first quarter of 2005 compared to $12.5 million for the first quarter of 2004. The decrease in interest expense is primarily due to a decrease in average debt outstanding and a reduction in average interest rates related to the Recapitalization.

     Income Taxes. Income tax expense of $6.6 million was recorded for the first quarter of 2005 compared to $7.9 million recorded for the first quarter of 2004. The effective tax rate was 35.5% for the first quarter of 2005 versus 40.7% for the first quarter of 2004. The decrease in the effective rate was primarily due to a reduction in the valuation allowances for certain of our foreign subsidiaries.

     Loss from Discontinued Operations, Net of Taxes. We recorded a loss from discontinued operations, net of taxes, of $1.6 million during the first quarter of 2004. The loss for 2004 includes the results of operations of our two United Kingdom theatres that were sold on April 30, 2004 and the results of operations of the eleven Interstate theatres that were sold on December 23, 2004. See Note 4 to the condensed consolidated financial statements.

Liquidity and Capital Resources

Operating Activities

     We primarily collect our revenues in cash, mainly through box office receipts and the sale of concession supplies. We also continue to expand the number of theatres that provide the patron a choice of using a credit card, in place of cash, which we convert to cash in approximately three to four days. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. We typically operate with a negative working capital position for our ongoing theatre operations throughout the year, primarily because of the lack of significant inventory and accounts receivable. Cash used for operating activities, as reflected in the condensed consolidated statements of cash flows, amounted to $5.4 million for the three months ended March 31, 2005 compared to $4.7 million for the three months ended March 31, 2004.

Investing Activities

     Our investing activities have been principally related to the development and acquisition of additional theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities, as reflected in the condensed consolidated statements of cash flows, amounted to $10.5 million for the three months ended March 31, 2005 compared to $16.2 million for the three months ended March 31, 2004. The decrease in cash used for investing activities is primarily due to a decrease in capital expenditures from the first quarter of 2004.

     We continue to expand our U.S. theatre circuit. We opened one new theatre with 14 screens during the three months ended March 31, 2005, bringing our total domestic screen count to 2,317 screens (12 of which are in Canada). At March 31, 2005, we had signed commitments to open ten new theatres with 116 screens in domestic markets by the end of 2005 and open six new theatres with 86 screens in domestic markets subsequent to 2005. We estimate the remaining capital expenditures for the development of these 202 screens will be approximately $59 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

     We also continue to expand our international theatre circuit. We opened one new theatre with 6 screens during the three months ended March 31, 2005, bringing our total international screen count to 875 screens. We had signed commitments to open five new theatres with 28 screens in international markets by the end of 2005 and open eight new theatres with 71 screens in international markets subsequent to 2005. We estimate the remaining capital expenditures for the development of these 99 screens in international markets will be approximately $46 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

     We plan to fund capital expenditures for our continued development from cash flow from operations, borrowings under our senior secured credit facility, subordinated note borrowings, proceeds from sale leaseback transactions and/or sales of excess real estate.

Financing Activities

     Cash provided by financing activities, as reflected in the condensed consolidated statements of cash flows, amounted to $1.8 million for the three months ended March 31, 2005 compared to cash used for financing activities of $2.5 million for the three months ended March 31, 2004. As of March 31, 2005, our long-term debt obligations, future minimum lease obligations under non-cancelable operating leases, outstanding letters of credit, obligations under employment agreements and purchase commitments for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	4 - 5 Years	5 Years
Long-term debt	$624.6	$6.5	$10.8	$7.8	$599.5
Lease obligations	1,530.7	113.6	238.8	230.5	947.8
Letters of credit	0.1	0.1	—	—	—
Employment agreements	8.4	2.8	5.6	—	—
Purchase commitments [1]	111.1	44.4	64.9	1.1	0.7

Total obligations	$2,274.9	$167.4	$320.1	$239.4	$1,548.0

[1]	Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of March 31, 2005.

     As of March 31, 2005, we were in full compliance with all agreements governing our outstanding debt.

Recapitalization of Cinemark, Inc.

     We are a wholly-owned subsidiary of Cinemark, Inc. On March 12, 2004, Cinemark, Inc., entered into an agreement and plan of merger with a newly formed subsidiary of Madison Dearborn Partners, LLC (“Madison”). The transaction was completed on April 2, 2004, at which time the newly formed subsidiary of Madison was merged with and into Cinemark, Inc., with Cinemark, Inc. continuing as the surviving corporation. Simultaneously, an affiliate of Madison purchased shares of common stock of Cinemark, Inc. for approximately $518.3 million in cash and became the controlling stockholder of Cinemark, Inc., owning approximately 83% of Cinemark, Inc.’s capital stock. Lee Roy Mitchell, our Chief Executive Officer, and the Mitchell Special Trust collectively retained approximately 16% ownership of Cinemark, Inc.’s capital stock with certain members of management owning the remaining 1%. Based on the terms of the transaction, including Mr. Mitchell’s ownership retention, the transaction was accounted for as a recapitalization, which resulted in Cinemark, Inc. and its subsidiaries retaining their historical book values. Since April 2, 2004, Madison sold approximately 10% of its stock in Cinemark, Inc. to outside investors. As of the date of this report, Madison owned approximately 75% of the capital stock of Cinemark, Inc., outside investors owned approximately 8%, Lee Roy Mitchell and the Mitchell Special Trust collectively owned approximately 16% and certain members of management own the remaining 1%.

     On March 31, 2004, Cinemark, Inc. issued approximately $577.2 million aggregate principal amount at maturity of 9 3/4% senior discount notes due 2014. The gross proceeds at issuance of approximately $360.0 million were used to fund in part the Recapitalization. Interest on the notes accretes until March 15, 2009 up to the aggregate principal amount of approximately $577.2 million. Cash interest will accrue and be payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2009. Due to the holding company status of Cinemark, Inc., payments of principal and interest under these notes will be dependent on loans, dividends and other payments from us to Cinemark, Inc. As of March 31, 2005, the accreted principal balance of the notes was approximately $396.0 million. Upon a change of control, Cinemark, Inc. would be required to make an offer to repurchase all of the 9 3/4% senior discount notes at a price equal to 101% of the accreted value of the notes plus accrued and unpaid interest, if any, through the date of purchase. We have no obligation, contingent or otherwise, to pay the amounts due under the 9 3/4% senior discount notes or to make funds available to pay those amounts. The 9 3/4% senior discount notes are general, unsecured senior obligations of Cinemark, Inc. that are effectively subordinated to our indebtedness and other liabilities.

Senior Subordinated Notes

     On March 16, 2004, in connection with the Recapitalization, we initiated a tender offer for our then outstanding $105 million aggregate principal amount 8 1/2% senior subordinated notes due 2008 and a consent solicitation to remove substantially all restrictive covenants in the indenture governing those notes. On March 25, 2004, a supplemental indenture removing substantially all of the covenants was executed and became effective on the date of the Recapitalization. On April 2, 2004, we redeemed approximately $94.1 million aggregate principal amount of 8 1/2% senior subordinated notes that were tendered, pursuant to the tender offer, utilizing a portion of the proceeds from our amended senior secured credit facility. On April 14, 2004, after the expiration of the tender offer, we redeemed an additional

$50,000 aggregate principal amount of 8 1/2% senior subordinated notes that were tendered, leaving outstanding approximately $10.8 million aggregate principal amount of 8 1/2% senior subordinated notes.

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

     On July 28, 2004, we provided notice to the holders of our remaining outstanding 8 1/2% senior subordinated notes due 2008 of our election to redeem all outstanding notes at a redemption price of 102.833% of the aggregate principal amount plus accrued interest. On August 27, 2004, we redeemed the remaining $10.8 million aggregate principal amount of notes utilizing available cash and borrowings under our revolving credit line.

     As of March 31, 2005, we had outstanding approximately $342.3 million aggregate principal amount of 9% senior subordinated notes due 2013. Interest is payable on February 1 and August 1 of each year. We may redeem all or part of the existing 9% notes on or after February 1, 2008. Prior to February 1, 2006, we may redeem up to 35% of the aggregate principal amount of the existing 9% notes from the proceeds of certain equity offerings.

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

     On August 18, 2003, we amended the senior secured credit facility to provide a $165 million term loan expiring on March 31, 2008. The net proceeds of the $165 million term loan and additional borrowings under the $75 million five year revolving credit line were used to (i) repay approximately $124.7 million of term loans outstanding under our senior secured credit facility entered into February 14, 2003 and (ii) redeem the remaining approximately $42 million aggregate principal amount of our then outstanding 9 5/8% senior subordinated notes on September 18, 2003.

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

     The amended senior secured credit facility was further amended on August 18, 2004 to, among other things, reduce the interest rate applicable to the term loan. Under the amended term loan, principal payments of approximately $0.7 million are due each calendar quarter through March 31, 2010 and increase to $61.1 million each calendar quarter from

June 30, 2010 to maturity at March 31, 2011. The amended term loan bears interest, at our option, at: (A) the base rate equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, plus a margin of 1.00% per annum, or (B) a “eurodollar rate” plus a margin of 2.00% per annum. After the completion of two fiscal quarters after the closing date, the margin under the amended term loan applicable to base rate loans ranges from 0.75% per annum to 1.00% per annum and the margin applicable to eurodollar rate loans ranges from 1.75% per annum to 2.00% per annum, and will be adjusted based upon our achieving certain performance targets.

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

     At March 31, 2005, there was approximately $257.4 million outstanding under the term loan and no borrowings outstanding under the amended revolving credit line. Approximately $99.9 million was available for borrowing under the revolving credit line, giving effect to a $0.1 million letter of credit outstanding. The average interest rate on outstanding borrowings under the senior secured credit facility at March 31, 2005 was 4.4% per annum.

Cinemark Brasil Notes Payable

     As of March 31, 2005, Cinemark Brasil S.A. had four main types of funding sources executed as follows:

        (1) Banco Nacional de Desenvolvimento Econômico e Social (“BNDES”, the Brazilian National Development Bank) credit line in the U.S. dollar equivalent in Brazilian reais of US$3.8 million. Interest accrues at a BNDES basket rate, which is a multiple currency rate based on the rate at which the bank borrows, plus a spread amounting to 11.4%. At March 31, 2005, there was approximately US$0.1 million outstanding, which matures in April 2005.

        (2) BNDES credit line in the U.S. dollar equivalent in Brazilian reais of US$1.9 million executed in November 2001 with a maturity date of October 2006. Interest accrues at a BNDES basket rate plus a spread amounting to 11.2%. At March 31, 2005, there was approximately US$0.8 million outstanding under this credit line.

        (3) Project developer financing executed with two engineering companies in September 2000 in the amount of US$1.8 million with a maturity date of September 2005. Interest accrues at a rate of TJLP+5% (Taxa de Juros de Longo Prazo (a long-term interest rate published by the Brazilian government)). At March 31, 2005, there was approximately US$0.2 million outstanding under this financing arrangement.

        (4) Project developer financing executed with a mall developer in February 2004 in the amount of US$0.7 million with a maturity date of February 2009. Interest accrues at a rate of TJLP + 5.5% (Taxa de Juros de Longo Prazo (a long-term interest rate published by the Brazilian government)). At March 31, 2005, there was approximately US$0.7 million outstanding under this financing arrangement.

     These sources are secured by a variety of instruments, including comfort letters from Cinemark International, L.L.C., promissory notes for up to 130% of the value, a revenue reserve account and equipment collateral. As of March 31, 2005, an aggregate of approximately US$1.8 million was outstanding.

Cinemark Chile Note Payable

     On March 26, 2002, Cinemark Chile S.A. entered into a Debt Acknowledgment, Rescheduling and Joint Guarantee and Co-Debt Agreement with Scotiabank Sud Americano and three local banks. Under this agreement, Cinemark Chile S.A. borrowed the U.S. dollar equivalent of approximately $10.6 million in Chilean pesos (adjusted for inflation pursuant to the Unidades de Fomento). Cinemark Chile S.A. was required to make 24 equal quarterly installments of principal plus accrued and unpaid interest, commencing March 27, 2002. On September 29, 2004, Cinemark Chile S.A. refinanced the outstanding debt under an amended debt agreement with two of the original local banks, Corpbanca and Banco Security. The amended agreement requires 24 equal quarterly installments of principal plus accrued and unpaid interest, which commenced December 31, 2004. The agreement requires Cinemark Chile S.A. to maintain certain financial ratios and contains other restrictive covenants typical for agreements of this type such as a limitation on dividends. Funds borrowed under this agreement bear interest at the 90 day TAB Banking rate as published by the Association of Banks and Financial Institutions Act plus 1.5%. At March 31, 2005, approximately US$6.7 million was outstanding under this agreement.

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

Interest Rate Risk

     An increase or decrease in interest rates would affect interest costs relating to our variable rate debt facilities. We and our subsidiaries are currently parties to variable rate debt facilities. At March 31, 2005, there was an aggregate of approximately $269.9 million of variable rate debt outstanding under these facilities. Based on the interest rate levels in effect on the variable rate debt outstanding at March 31, 2005, a 100 basis point increase in market interest rates would not increase our annual interest expense by a material amount. Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

     The tables below provide information about our fixed rate and variable rate long-term debt agreements as of March 31, 2005 and December 31, 2004:

Expected Maturity As of March 31, 2005
(in millions)

									Average
	March 31,							Fair	Interest
	2006	2007	2008	2009	2010	Thereafter	Total	Value	Rate
Fixed rate	$0.1	$0.1	$—	$—	$—	$354.5	$354.7	$354.8	9.0%
Variable rate	6.4	6.1	4.6	4.0	3.8	245.0	269.9	269.7	4.5%

Total debt	$6.5	$6.2	$4.6	$4.0	$3.8	$599.5	$624.6	$624.5

Expected Maturity As of December 31, 2004
(in millions)

									Average
	December 31,							Fair	Interest
	2005	2006	2007	2008	2009	Thereafter	Total	Value	Rate
Fixed rate	$0.1	$0.1	$—	$—	—	$354.9	$355.1	$350.4	9.0%
Variable rate	6.4	6.5	5.0	4.0	3.9	246.0	271.8	271.4	4.5%

Total debt	$6.5	$6.6	$5.0	$4.0	$3.9	$600.9	$626.9	$621.8

Foreign Currency Exchange Rate Risk

     We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. Principally all the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Generally accepted accounting principles in the U.S. require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, generally accepted accounting principles in the U.S. require that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations result in us reporting exchange gains (losses) or foreign currency translation adjustments relating to our international subsidiaries depending on the inflationary environment of the country in which we operate. Based upon our equity ownership in our international subsidiaries as of March 31, 2005, holding everything else constant, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the net fair value of our investments in our international subsidiaries by approximately $13 million.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 5. Other Information

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF MARCH 31, 2005
(in thousands, except share data, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$59,656	$26,363	$—	$86,019
Inventories	3,519	617	—	4,136
Accounts receivable	11,167	1,539	(729)	11,977
Income tax receivable	5,297	1,009	—	6,306
Prepaid expenses and other	3,902	530	—	4,432

Total current assets	83,541	30,058	(729)	112,870

THEATRE PROPERTIES AND EQUIPMENT — net	702,295	82,477	—	784,772

OTHER ASSETS
Goodwill	12,053	32,608	—	44,661
Investments in and advances to affiliates	174,371	888	(173,341)	1,918
Intangible assets, deferred charges and other assets — net	50,955	7,708	(11,268)	47,395

Total other assets	237,379	41,204	(184,609)	93,974

TOTAL ASSETS	$1,023,215	$153,739	$(185,338)	$991,616

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$2,656	$3,879	$—	$6,535
Accounts payable and accrued expenses	75,899	14,730	(730)	89,899

Total current liabilities	78,555	18,609	(730)	96,434

LONG-TERM LIABILITIES
Senior credit agreements	254,898	19,937	(11,268)	263,567
Senior subordinated notes	354,503	—	—	354,503
Deferred income taxes	24,508	(57)	—	24,451
Deferred lease expenses	26,853	1,403	—	28,256
Deferred gain on sale leasebacks	3,549	—	—	3,549
Deferred revenues and other long-term liabilities	15,700	4,766	—	20,466

Total long-term liabilities	680,011	26,049	(11,268)	694,792

COMMITMENTS AND CONTINGENCIES	—	—	—	—

MINORITY INTERESTS IN SUBSIDIARIES	10,649	6,118	—	16,767

SHAREHOLDER’S EQUITY
Class A common stock, $.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	37,942	(37,942)	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and outstanding	49,543	33,050	(33,050)	49,543
Additional paid-in-capital	54,536	102,348	(102,348)	54,536
Retained earnings	226,884	(45,254)		181,630
Treasury stock, 57,245 Class B shares at cost	(24,233)	—	—	(24,233)
Accumulated other comprehensive loss	(52,730)	(25,123)	—	(77,853)

Total shareholder’s equity	254,000	102,963	(173,340)	183,623

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$1,023,215	$153,739	$(185,338)	$991,616

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(in thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
REVENUES	$199,167	$38,771	$(257)	$237,681

COSTS AND EXPENSES
Cost of operations	147,574	29,682	(257)	176,999
General and administrative expenses	9,803	2,492	—	12,295
Depreciation and amortization	14,531	3,723	—	18,254
Impairment of long-lived assets	226	—	—	226
Loss on sale of assets and other	683	5	—	688

Total costs and expenses	172,817	35,902	(257)	208,462

OPERATING INCOME	26,350	2,869	—	29,219

OTHER INCOME (EXPENSE)
Interest expense	(10,295)	(425)	142	(10,578)
Amortization of debt issue costs	(684)	(5)	—	(689)
Interest income	617	355	(142)	830
Foreign currency exchange gain (loss)	(93)	11	—	(82)
Equity in income of affiliates	70	24	—	94
Minority interests in (income) loss of subsidiaries	(122)	22	—	(100)

Total other expenses	(10,507)	(18)	—	(10,525)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	15,843	2,851	—	18,694

Income taxes	6,476	165	—	6,641

NET INCOME	$9,367	$2,686	$—	$12,053

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(in thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$9,367	$2,686	$—	$12,053

Noncash items in net income:
Depreciation	14,381	3,703	—	18,084
Amortization of intangible and other assets	150	20	—	170
Amortization of foreign advanced rents	—	411	—	411
Amortization of debt issue costs	684	5	—	689
Amortization of gain on sale leasebacks	(92)	—	—	(92)
Amortization of debt premium	(391)	—	—	(391)
Amortization of deferred revenues	(45)	—	—	(45)
Impairment of long-lived assets	226	—	—	226
Loss on sale of assets and other	683	5	—	688
Deferred lease expenses	294	—	—	294
Deferred income tax expenses	1,313	—	—	1,313
Equity in income of affiliates	(70)	(24)	—	(94)
Minority interests in income (loss) of subsidiaries	122	(22)	—	100
Changes in assets and liabilities	(37,535)	(1,264)	—	(38,799)

Net cash provided by (used for) operating activities	(10,913)	5,520	—	(5,393)

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(9,471)	(1,030)	—	(10,501)

Net cash used for investing activities	(9,471)	(1,030)	—	(10,501)

FINANCING ACTIVITIES
Capital contribution from parent	3,466	—	—	3,466
Repayments of long-term debt	(650)	(987)	—	(1,637)
Increase in minority investment in subsidiaries	—	12	—	12
Decrease in minority investment in subsidiaries	(7)	(35)	—	(42)

Net cash provided by (used for) financing activities	2,809	(1,010)	—	1,799

Effect of exchange rate changes on cash and cash equivalents	47	(161)	—	(114)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,528)	3,319	—	(14,209)

CASH AND CASH EQUIVALENTS:
Beginning of period	77,184	23,044	—	100,228

End of period	$59,656	$26,363	$—	$86,019

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior subordinated notes.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company filed with the Texas Secretary of State on September 3, 1992 (incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

3.2(a)	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 033-47040) filed April 9, 1992).

3.2(b)	Amendment to Bylaws of the Company dated March 12, 1996 (incorporated by reference to Exhibit 3.2(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 6, 1997).

4.2(a)	Indenture dated February 11, 2003 between the Company and The Bank of New York Trust Company of Florida, N.A. governing the 9% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 19, 2003).

4.2(b)	First Supplemental Indenture dated as of May 7, 2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(i) to the Company’s Registration Statement on Form S-4 (File No. 333-104940) filed May 28, 2003).

4.2(c)	Second Supplemental Indenture dated as of November 11, 2004 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 033-047040) filed March 29, 2005).

4.2(d)	Form of 9% Note (contained in the Indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K (File 033-47040) filed March 19, 2003).

10.1(a)	Management Agreement, dated as of July 28, 1993, between the Company and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.1(a) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed May 17, 2002).

10.1(b)	Management Agreement, dated as of September 10, 2002, between Cinemark USA, Inc. and Cinemark de Mexico (incorporated by reference to Exhibit 10.8 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1994).

10.1(c)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and the Company (incorporated by reference to Exhibit 10.14(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1994).

10.1(d)	First Amendment to Management Agreement of Laredo Theatre, Ltd. effective as of December 10, 2003 between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed September 8, 2004).

10.1(e)	Management Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and the Company (incorporated by reference to Exhibit 10.4(i) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.1(f)	First Amendment to Management Agreement of Cinemark Partners II, Ltd. dated as of January 5, 1998 by and between Cinemark USA, Inc. and Cinemark Partners II, Ltd. (incorporated by reference to Exhibit 10.1(f) to the Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed September 8, 2004).

10.1(g)	Management Services Agreement dated April 10, 2003 between Greeley Partners L.P. and CNMK Texas Properties, Ltd. (incorporated by reference to Exhibit 10.1(g) to Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed September 8, 2004).

10.2	Amended and Restated Agreement to Participate in Profits and Losses, dated as of March 12, 2004, between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.3(a)	License Agreement, dated December 10, 1993, between Laredo Joint Venture and the Company (incorporated by reference to Exhibit 10.14(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1994).

10.3(b)	License Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and the Company (incorporated by reference to Exhibit 10.10(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.4(a)	Tax Sharing Agreement, between the Company and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc. ), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.4(b)	Tax Sharing Agreement, dated as of July 28, 1993, between the Company and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1993).

10.5(a)	Indemnification Agreement, between the Company and Lee Roy Mitchell, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(a) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(b)	Indemnification Agreement, between the Company and Tandy Mitchell, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(c)	Indemnification Agreement, between the Company and Alan Stock, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(d) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(d)	Indemnification Agreement, between the Company and W. Bryce Anderson, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(f) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(e)	Indemnification Agreement, between the Company and Sheldon I. Stein, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(g) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(f)	Indemnification Agreement, between the Company and Heriberto Guerra, dated as of December 3, 1993 (incorporated by reference to Exhibit 10.23(f) to the Company’s Annual Report on Form 10-K (File No. 033-11895) filed September 13, 1996).

10.6(a)	Senior Secured Credit Agreement dated December 4, 1995 among Cinemark International, L.L.C. (f/k/a Cinemark II, Inc., Cinemark Mexico (USA) and Cinemark de Mexico (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed April 1, 1996).

10.6(b)	First Amendment to Senior Secured Credit Agreement, dated as of September 30, 1996, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(b) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.6(c)	Second Amendment to Senior Secured Credit Agreement, dated as of September 28, 2000, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(c) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.7(a)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.14(a) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(b)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Alan Stock (incorporated by reference to Exhibit 10.14(b) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(c)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tim Warner (incorporated by reference to Exhibit 10.14(c) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(d)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.14(d) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(e)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.14(e) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(f)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tandy Mitchell (incorporated by reference to Exhibit 10.14(f) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.8(a)	Amended and Restated Credit Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings, Inc., the Company, the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Legal Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.8(b)	First Amendment to the Amended and Restated Credit Agreement, dated August 18, 2004, among Cinemark, Inc., CNMK Holdings, Inc., Cinemark USA, Inc., the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Lead Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 10.15(b) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 13, 2005).

10.9	Amended and Restated Guaranty and Collateral Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings Inc., the Company and certain of it subsidiaries in favor of Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.10(a)	Stock Purchase Agreement dated as of August 18, 2004, among Cinemark Empreendimentos e Participacoes, Ltda, Venture II Equity Holdings Corporation, Inc. and Kristal Holdings Limited (incorporated by reference to Exhibit 10.20(a) to Cinemark, Inc.’s Quarterly Report on Form 10-Q (File No. 333-116292) filed May 13, 2005).

10.10(b)	Stock Purchase Agreement dated as of August 18, 2004, among Cinemark Empreendimentos e Participacoes, Ltda, Prona Global Ltd., Messrs. Edgar Gleich, Riccardo Arduini, Moises Pinsky, Eduardo Alalou, and Robert Luis Leme Klabin (incorporated by reference to Exhibit 10.20(b) to Cinemark, Inc.’s Quarterly Report on Form 10-Q (File No. 333-116292) filed May 13, 2005).

*31.1	Certification of Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK USA, INC.
Registrant

DATE: May 16, 2005

/s/Alan W. Stock
Alan W. Stock
President

/s/Robert Copple
Robert Copple
Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the Company filed with the Texas Secretary of State on September 3, 1992 (incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

3.2(a)	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 033-47040) filed April 9, 1992).

3.2(b)	Amendment to Bylaws of the Company dated March 12, 1996 (incorporated by reference to Exhibit 3.2(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 6, 1997).

4.2(a)	Indenture dated February 11, 2003 between the Company and The Bank of New York Trust Company of Florida, N.A. governing the 9% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 19, 2003).

4.2(b)	First Supplemental Indenture dated as of May 7, 2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(i) to the Company’s Registration Statement on Form S-4 (File No. 333-104940) filed May 28, 2003).

4.2(c)	Second Supplemental Indenture dated as of November 11, 2004 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 033-047040) filed March 29, 2005).

4.2(d)	Form of 9% Note (contained in the Indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K (File 033-47040) filed March 19, 2003).

10.1(a)	Management Agreement, dated as of July 28, 1993, between the Company and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.1(a) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed May 17, 2002).

10.1(b)	Management Agreement, dated as of September 10, 2002, between Cinemark USA, Inc. and Cinemark de Mexico (incorporated by reference to Exhibit 10.8 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1994).

10.1(c)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and the Company (incorporated by reference to Exhibit 10.14(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1994).

10.1(d)	First Amendment to Management Agreement of Laredo Theatre, Ltd. effective as of December 10, 2003 between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed September 8, 2004).

10.1(e)	Management Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and the Company (incorporated by reference to Exhibit 10.4(i) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.1(f)	First Amendment to Management Agreement of Cinemark Partners II, Ltd. dated as of January 5, 1998 by and between Cinemark USA, Inc. and Cinemark Partners II, Ltd. (incorporated by reference to Exhibit 10.1(f) to the Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed September 8, 2004).

10.1(g)	Management Services Agreement dated April 10, 2003 between Greeley Partners L.P. and CNMK Texas Properties, Ltd. (incorporated by reference to Exhibit 10.1(g) to Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed September 8, 2004).

10.2	Amended and Restated Agreement to Participate in Profits and Losses, dated as of March 12, 2004, between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.3(a)	License Agreement, dated December 10, 1993, between Laredo Joint Venture and the Company (incorporated by reference to Exhibit 10.14(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1994).

10.3(b)	License Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and the Company (incorporated by reference to Exhibit 10.10(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.4(a)	Tax Sharing Agreement, between the Company and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc. ), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.4(b)	Tax Sharing Agreement, dated as of July 28, 1993, between the Company and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1993).

10.5(a)	Indemnification Agreement, between the Company and Lee Roy Mitchell, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(a) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(b)	Indemnification Agreement, between the Company and Tandy Mitchell, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(c)	Indemnification Agreement, between the Company and Alan Stock, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(d) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(d)	Indemnification Agreement, between the Company and W. Bryce Anderson, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(f) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(e)	Indemnification Agreement, between the Company and Sheldon I. Stein, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(g) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.5(f)	Indemnification Agreement, between the Company and Heriberto Guerra, dated as of December 3, 1993 (incorporated by reference to Exhibit 10.23(f) to the Company’s Annual Report on Form 10-K (File No. 033-11895) filed September 13, 1996).

10.6(a)	Senior Secured Credit Agreement dated December 4, 1995 among Cinemark International, L.L.C. (f/k/a Cinemark II, Inc., Cinemark Mexico (USA) and Cinemark de Mexico (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed April 1, 1996).

10.6(b)	First Amendment to Senior Secured Credit Agreement, dated as of September 30, 1996, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(b) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.6(c)	Second Amendment to Senior Secured Credit Agreement, dated as of September 28, 2000, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(c) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.7(a)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.14(a) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(b)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Alan Stock (incorporated by reference to Exhibit 10.14(b) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(c)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tim Warner (incorporated by reference to Exhibit 10.14(c) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(d)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.14(d) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(e)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.14(e) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(f)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tandy Mitchell (incorporated by reference to Exhibit 10.14(f) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.8(a)	Amended and Restated Credit Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings, Inc., the Company, the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Legal Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.8(b)	First Amendment to the Amended and Restated Credit Agreement, dated August 18, 2004, among Cinemark, Inc., CNMK Holdings, Inc., Cinemark USA, Inc., the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Lead Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 10.15(b) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 13, 2005).

10.9	Amended and Restated Guaranty and Collateral Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings Inc., the Company and certain of it subsidiaries in favor of Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.10(a)	Stock Purchase Agreement dated as of August 18, 2004, among Cinemark Empreendimentos e Participacoes, Ltda, Venture II Equity Holdings Corporation, Inc. and Kristal Holdings Limited (incorporated by reference to Exhibit 10.20(a) to Cinemark, Inc.’s Quarterly Report on Form 10-Q (File No. 333-116292) filed May 13, 2005).

10.10(b)	Stock Purchase Agreement dated as of August 18, 2004, among Cinemark Empreendimentos e Participacoes, Ltda, Prona Global Ltd., Messrs. Edgar Gleich, Riccardo Arduini, Moises Pinsky, Eduardo Alalou, and Robert Luis Leme Klabin (incorporated by reference to Exhibit 10.20(b) to Cinemark, Inc.’s Quarterly Report on Form 10-Q (File No. 333-116292) filed May 13, 2005).

*31.1	Certification of Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith