Form 10-Q
period 2005-06-30
CINEMARK USA INC /TX
filed 2005-08-12
CIK 885975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☐ No ☑
     As of July 31, 2005, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.

CINEMARK USA, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$138,825	$100,228
Inventories	4,835	4,237
Accounts receivable	15,329	11,303
Income tax receivable	—	7,037
Prepaid expenses and other	3,876	3,819

Total current assets	162,865	126,624
THEATRE PROPERTIES AND EQUIPMENT	1,356,791	1,307,088
Less accumulated depreciation and amortization	563,258	521,493

Theatre properties and equipment — net	793,533	785,595

OTHER ASSETS
Goodwill	42,930	45,006
Intangible assets — net	10,867	6,084
Investments in and advances to affiliates	1,670	1,710
Deferred charges and other assets — net	42,046	36,546

Total other assets	97,513	89,346

TOTAL ASSETS	$1,053,911	$1,001,565

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$6,656	$6,539
Income tax payable	6,799	—
Accounts payable and accrued expenses	115,981	122,324

Total current liabilities	129,436	128,863

LONG-TERM LIABILITIES
Senior credit agreements	262,106	265,510
Senior subordinated notes	354,112	354,894
Deferred income taxes	20,838	23,138
Deferred lease expenses	28,643	27,962
Deferred gain on sale leasebacks	3,458	3,641
Deferred revenues and other long-term liabilities	21,018	12,025

Total long-term liabilities	690,175	687,170
COMMITMENTS AND CONTINGENCIES	—	—

MINORITY INTERESTS IN SUBSIDIARIES	16,785	16,697

SHAREHOLDER’S EQUITY
Class A common stock, $.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and outstanding	49,543	49,543
Additional paid-in-capital	58,005	51,070
Retained earnings	196,097	169,577
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Accumulated other comprehensive loss	(61,897)	(77,122)

Total shareholder’s equity	217,515	168,835

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$1,053,911	$1,001,565

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
REVENUES
Admissions	$157,749	$173,427	$308,909	$322,561
Concession	80,335	88,107	154,103	160,586
Other	14,943	13,082	27,696	25,094

Total revenues	253,027	274,616	490,708	508,241

COSTS AND EXPENSES
Cost of operations:
Film rentals and advertising	88,348	94,493	167,249	173,171
Concession supplies	12,650	14,371	24,395	26,360
Salaries and wages	25,442	26,683	49,725	50,672
Facility lease expense	32,945	31,055	65,836	61,969
Utilities and other	29,683	28,449	58,862	54,732

Total cost of operations	189,068	195,051	366,067	366,904

General and administrative expenses	12,210	13,191	24,505	24,991
Stock option compensation and change of control expenses related to the Recapitalization	—	31,995	—	31,995
Depreciation and amortization	19,667	16,840	37,921	33,705
Impairment of long-lived assets	—	—	226	1,000
(Gain) loss on sale of assets and other	150	(40)	838	(553)

Total costs and expenses	221,095	257,037	429,557	458,042

OPERATING INCOME	31,932	17,579	61,151	50,199

OTHER INCOME (EXPENSE)
Interest expense	(10,943)	(10,506)	(21,521)	(22,382)
Amortization of debt issue costs	(689)	(677)	(1,378)	(1,267)
Interest income	1,194	386	2,024	877
Foreign currency exchange gain (loss)	(878)	403	(960)	572
Loss on early retirement of debt	—	(5,577)	—	(5,577)
Equity in income (loss) of affiliates	28	(73)	122	(36)
Minority interests in income of subsidiaries	(340)	(2,125)	(440)	(3,591)

Total other expenses	(11,628)	(18,169)	(22,153)	(31,404)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES (BENEFIT)	20,304	(590)	38,998	18,795

Income taxes (benefit)	5,837	(586)	12,478	7,300

INCOME (LOSS) FROM CONTINUING OPERATIONS	14,467	(4)	26,520	11,495

Income (loss) from discontinued operations, net of taxes (See Note 4)	—	1,364	—	(201)

NET INCOME	$14,467	$1,360	$26,520	$11,294

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six months ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$26,520	$11,294

Noncash items in net income:
Depreciation	36,219	33,381
Amortization of intangible and other assets	1,702	324
Amortization of foreign advanced rents	699	880
Amortized compensation — stock options	—	145
Amortization of debt issue costs	1,378	1,267
Amortization of gain on sale leasebacks	(183)	(183)
Amortization of debt discount and premium	(782)	(755)
Amortization of deferred revenues	(154)	(165)
Impairment of long-lived assets	226	1,000
(Gain) loss on sale of assets and other	838	(553)
Write-off unamortized debt issue costs and debt discount and premium related to the early retirement of debt	—	898
Write-off of unearned compensation related to the Recapitalization	—	1,595
Deferred lease expenses	681	60
Deferred income tax expenses	(2,300)	(2,922)
Equity in (income) loss of affiliates	(122)	36
Minority interests in income of subsidiaries	440	3,591
Other noncash items	—	718

Changes in assets and liabilities:
Inventories	(598)	(488)
Accounts receivable	(4,026)	(339)
Prepaid expenses and other	(57)	1,824
Other assets	(11,986)	(2,885)
Advances with affiliates	(122)	(125)
Accounts payable and accrued expenses	(4,383)	(10,417)
Other long-term liabilities	294	(222)
Income tax receivable/payable	13,836	(6,874)

Net cash provided by operating activities	58,120	31,085

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(27,849)	(41,498)
Proceeds from sale of theatre properties and equipment	1,249	3,467
Proceeds from sale of equity investment	—	1,250
Dividends/capital returned from affiliates	284	128

Net cash used for investing activities	(26,316)	(36,653)

FINANCING ACTIVITIES
Capital contribution from parent	6,935	27,614
Retirement of senior subordinated notes	—	(111,915)
Proceeds from long-term debt	—	260,763
Repayments of long-term debt	(3,238)	(168,741)
Debt issue costs	—	(7,637)
Increase in deferred revenues	538	—
Increase in minority investment in subsidiaries	76	670
Decrease in minority investment in subsidiaries	(428)	(2,667)

Net cash provided by (used for) financing activities	3,883	(1,913)

Effect of exchange rate changes on cash and cash equivalents	2,910	(1,373)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,597	(8,854)

CASH AND CASH EQUIVALENTS:
Beginning of period	100,228	107,319

End of period	$138,825	$98,465

SUPPLEMENTAL INFORMATION (See Note 10)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, UNAUDITED)
1. The Company and Basis of Presentation
     Cinemark USA, Inc. and subsidiaries (the “Company”) are one of the leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation, with theatres in the United States (“U.S.”), Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The Company also managed additional theatres in the U.S., Canada, Brazil and Taiwan during the six months ended June 30, 2005.
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
     These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2004, included in the Annual Report filed March 29, 2005 on Form 10-K by the Company under the Securities Exchange Act of 1934. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results to be achieved for the full year.
2. Recapitalization of Cinemark, Inc. and Refinancing of Certain Long-Term Debt
     Recapitalization of Cinemark, Inc. - On March 12, 2004, the Company’s parent, Cinemark, Inc., entered into an agreement and plan of merger with a newly formed subsidiary of Madison Dearborn Partners, LLC (“Madison”). The transaction was completed on April 2, 2004, at which time the newly formed subsidiary of Madison was merged with and into Cinemark, Inc., with Cinemark, Inc. continuing as the surviving corporation. Simultaneously, an affiliate of Madison purchased shares of common stock of Cinemark, Inc. for $518,245 in cash and became the controlling stockholder of Cinemark, Inc., owning approximately 83% of Cinemark, Inc.’s capital stock. Lee Roy Mitchell, the Company’s Chief Executive Officer, and the Mitchell Special Trust collectively retained approximately 16% ownership of Cinemark, Inc.’s capital stock with certain members of management owning the remaining 1%. Based on the terms of the transaction, including Mr. Mitchell’s ownership retention, the transaction was accounted for as a recapitalization, which resulted in Cinemark, Inc. and its subsidiaries retaining their historical book values. Since April 2, 2004, Madison sold approximately 10% of its stock in Cinemark, Inc. to outside investors. As of June 30, 2005, Madison owned approximately 75% of the capital stock of Cinemark, Inc., outside investors owned approximately 8%, Lee Roy Mitchell and the Mitchell Special Trust collectively owned approximately 16% and certain members of management owned the remaining 1%.
     On March 31, 2004, Cinemark, Inc. issued $577,173 aggregate principal amount at maturity of 9 3/4% senior discount notes due 2014. The gross proceeds at issuance of $360,000 were used to fund in part the Recapitalization. Interest on the notes accretes until March 15, 2009 up to the aggregate principal amount of $577,173. Cash interest will accrue and be payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2009. Due to the holding company status of Cinemark, Inc., payments of principal and interest under these notes will be dependent on loans, dividends and other payments from the Company to Cinemark, Inc. As of June 30, 2005, the accreted principal balance of the notes was $405,574. Upon a change of control, Cinemark, Inc. would be required to make an offer to repurchase all of the 9 3/4% senior discount notes at a price equal to 101% of the accreted value of the notes plus accrued and unpaid interest, if any, through the date of purchase. The Company has no obligation, contingent or otherwise, to pay the amounts due under the 9 3/4% senior discount notes or to make funds available to pay those amounts. The 9 3/4% senior discount notes are general, unsecured senior obligations of Cinemark, Inc. that are effectively subordinated to indebtedness and other liabilities of the Company.

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
     Refinancing of Certain Long-Term Debt - On March 16, 2004, the Company initiated a tender offer for its then outstanding $105,000 aggregate principal amount 8 1/2% senior subordinated notes due 2008 and a consent solicitation to remove substantially all restrictive covenants in the indenture governing those notes. On March 25, 2004, a supplemental indenture removing substantially all of the covenants was executed and became effective on the date of the Recapitalization. Additionally, on the date of the Recapitalization, the Company amended its senior secured credit facility to provide for a $260,000 seven year term loan and a $100,000 six and one-half year revolving credit line, which was left undrawn. The net proceeds from the amended senior secured credit facility were used to repay the term loan under the Company’s then existing senior secured credit facility of approximately $163,763 and to redeem the $94,165 aggregate principal amount of the Company’s outstanding $105,000 aggregate principal amount of 8 1/2% senior subordinated notes that were tendered pursuant to the tender offer. The tender offer was made at 104.5% of the aggregate principal amount of the notes tendered on or prior to the consent date and at 101.5% of the aggregate principal amount of the notes tendered subsequent to the consent date but prior to the expiration date.
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
     On July 28, 2004, the Company provided notice to the holders of the remaining outstanding 8 1/2% senior subordinated notes due 2008 of its election to redeem all outstanding notes at a redemption price of 102.833% of the aggregate principal amount plus accrued interest. On August 27, 2004, the Company redeemed the remaining $10,835 aggregate principal amount of notes utilizing available cash and borrowings under the Company’s amended revolving credit line.
     The amended senior secured credit facility was further amended on August 18, 2004 to, among other things, reduce the interest rate applicable to the term loan. Under the amended term loan, principal payments of $650 are due each calendar quarter through June 30, 2010 and increase to $61,100 each calendar quarter from June 30, 2010 to maturity at June 30, 2011. The amended term loan bears interest, at the Company’s option, at: (A) the base rate equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, plus a margin of 1.00% per annum, or (B) a “eurodollar rate” plus a margin of 2.00% per annum. After the completion of two fiscal quarters after the closing date, the margin under the amended term loan applicable to base rate loans ranges from 0.75% per annum to 1.00% per annum and the margin applicable to eurodollar rate loans ranges from 1.75% per annum to 2.00% per annum, and will be adjusted based upon the Company achieving certain performance targets.
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
3. Acquisitions
     As a result of the Recapitalization, the Company’s Brazilian partners exercised their option to cause Cinemark, Inc. to purchase all of their shares of common stock of Cinemark Brasil S.A., which represented 47.2% of total common stock of Cinemark Brasil S.A. The Company, through its subsidiary Brasil Holdings, LLC, directly and indirectly purchased the partners’ shares of Cinemark Brasil S.A. for $44,958 with available cash on August 18, 2004. The Company also incurred $771 of legal, accounting and other direct costs, which were capitalized as part of the acquisition. Prior to the acquisition, Cinemark Brasil S.A. was reported as a consolidated subsidiary and the Brazilian partners’ 47.2% interest was shown as minority interest in subsidiaries on the Company’s condensed consolidated balance sheet. As a result of this acquisition, the Company owns 100% of the common stock in Cinemark Brasil S.A. The Company accounted for the purchase as a step acquisition, which resulted in the following purchase price allocation:

Net favorable leases	$730
Vendor contracts	2,231
Goodwill	23,962
Reduction of minority interest liability	18,806

$45,729

     The net favorable leases and vendor contracts are presented as intangible assets on the Company’s condensed consolidated balance sheet as of June 30, 2005. The net favorable leases will be amortized over three to seventeen years based upon the pattern in which the economic benefits are realized and the terms of the lease agreements. The vendor contracts will be amortized on a straight-line basis over the remaining terms of the contracts. The average remaining years for the net favorable leases and the vendor contracts are approximately five and two years, respectively. As of June 30, 2005, accumulated amortization on the intangible assets was $1,060. The goodwill recorded as a result of the acquisition is deductible for tax purposes.
     On September 15, 2004, the Company purchased shares of common stock of its Mexican subsidiary from its Mexican partners, increasing its ownership interest in the Mexican subsidiary from 95.0% to 99.4%. The purchase price was $5,379 and was funded with available cash and borrowings on the Company’s amended revolving credit line. Prior to the acquisition, Cinemark Mexico USA was reported as a consolidated subsidiary and the Mexican partners’ 4.4% interest was shown as minority interest in subsidiaries on the Company’s condensed consolidated balance sheet. The Company accounted for the purchase as a step acquisition, which resulted in the following purchase price allocation:

Vendor contract	$439
Net favorable leases	480
Tradename	1,179
Goodwill	1,715
Reduction of minority interest liability	1,566

$5,379

     The vendor contract, net favorable leases and tradename are presented as intangible assets on the Company’s condensed consolidated balance sheet as of June 30, 2005. The vendor contract will be amortized on a straight-line basis over the remaining term of the contract, which is approximately two years. The net favorable leases will be amortized over five to twenty-six years based upon the pattern in which the economic benefits are realized and the terms of the lease agreements. The average remaining years for the net favorable leases is approximately ten years. The tradename is an indefinite lived intangible asset and is not amortized, but will be tested for impairment annually. As of June 30, 2005, accumulated amortization on these intangible assets was $307. The goodwill recorded as a result of the acquisition is not deductible for tax purposes.

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
     On December 23, 2004, the Company sold eleven discount theatres (“Interstate theatres”) through the sale of all of the capital stock of Interstate Holdings, Inc. The Company received $5,810 in proceeds upon closing of the transaction. The sale resulted in a gain of $2,715, which was recorded during December 2004.
     The results of operations for the United Kingdom and Interstate theatres have been classified as discontinued operations for all periods presented. Amounts reported as discontinued operations in the Company’s condensed consolidated statements of income include the following components:

	Three Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2004
REVENUES
Admissions	$1,185	$2,915
Concession	1,260	2,544
Other	273	600

Total revenues	$2,718	$6,059

COSTS AND EXPENSES
Cost of operations:
Film rentals and advertising	544	1,300
Concession supplies	141	402
Salaries and wages	585	1,213
Facility lease expense	404	1,013
Utilities and other	549	1,184

Total cost of operations	2,223	5,112
General and administrative expenses	221	498
Depreciation and amortization	103	187
Impairment of long-lived assets	—	1,800
Gain on sale of assets and other	(1,235)	(1,235)

Total costs and expenses	1,312	6,362

OPERATING INCOME (LOSS)	1,406	(303)
Minority interests in loss of subsidiaries	22	36

INCOME (LOSS) BEFORE INCOME TAXES	1,428	(267)
Income tax expense (benefit)	64	(66)

Income (loss) from discontinued operations	$1,364	$(201)

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
     On January 28, 2005, Cinemark, Inc. granted approximately 4 options under the Plan at an exercise price of $22.58 per option (equal to the market value at the date of grant). The options granted during January 2005 vest daily over five years and the options expire ten years from the grant date.
     Although the Company did not have any options outstanding during the periods presented, compensation expense related to outstanding options of Cinemark, Inc. was recorded in the Company’s condensed consolidated statements of income during the six months ended June 30, 2004. The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for stock option plans. Had compensation costs been determined based on the fair value at the date of grant for awards under the plans, consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, the Company’s net income would have been reduced to the pro-forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income as reported	$14,467	$1,360	$26,520	$11,294
Compensation expense included in reported net income, net of
tax	—	—	—	88
Compensation expense under fair value method, net of tax	(741)	—	(1,482)	(162)

Pro-forma net income	$13,726	$1,360	$25,038	$11,220

     The weighted average fair value per share of stock options granted by Cinemark, Inc. during 2004 was $22.58 (all of which had an exercise price equal to the market value at the date of grant). For each 2004 grant, compensation expense under the fair value method of SFAS No. 123 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0 percent; an expected life of 6.5 years; expected volatility of approximately 39 percent; and a risk-free interest rate of 3.79 percent. The weighted average fair value per share of stock options granted by Cinemark, Inc. during 2005 was $22.58 (all of which had an exercise price equal to the market value at the date of grant). For the 2005 grant, compensation expense under the fair value method of SFAS No. 123 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0 percent; an expected life of 6.5 years; expected volatility of approximately 44 percent; and a risk-free interest rate of 3.93 percent.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, UNAUDITED)
6. Goodwill and Other Intangible Assets
     The Company’s goodwill was as follows:

			Foreign
		Purchase Price	Currency
	Balance at	Allocation	Translation	Balance at
	December 31, 2004	Adjustment	Adjustment	June 30, 2005
United States	$4,932	$—	$—	$4,932
Brazil	30,069	(2,961)	3,106	30,214
Mexico	3,884	(2,098)	(47)	1,739
Chile	3,206	—	(106)	3,100
Peru	2,679	—	23	2,702
Argentina	236	—	7	243

Total	$45,006	$(5,059)	$2,983	$42,930

     Intangible assets consisted of the following:

	June 30,	December 31,
	2005	2004
Capitalized licensing fees	$8,250	$7,750
Vendor contracts	3,196	—
Net favorable leases	1,391	—
Other intangible assets	448	438
Less: Accumulated amortization	(3,751)	(2,120)

Amortized intangible assets	9,534	6,068
Tradename	1,300	—
Other unamortized intangible assets	33	16

Total	$10,867	$6,084

     During the six months ended June 30, 2005, the Company recorded intangible assets as a result of the final purchase price allocations for its Brazil and Mexico acquisitions (see Note 3).
     Aggregate amortization expense of $1,702 for the six months ended June 30, 2005 consisted of $1,631 of amortization of intangible assets and $71 of amortization of other assets. Estimated aggregate future amortization expense for intangible assets is as follows:

For the six months ended December 31, 2005	$841
For the twelve months ended December 31, 2006	1,613
For the twelve months ended December 31, 2007	1,178
For the twelve months ended December 31, 2008	942
For the twelve months ended December 31, 2009	720
Thereafter	4,240

Total	$9,534

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
     The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, goodwill carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the sharing of a market with other Company theatres, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis or a group basis if the group of theatres shares the same marketplace, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset with its estimated fair value, which is determined based on a multiple of cash flows. When estimated fair value is determined to be lower than the carrying value of the long-lived asset, the asset is written down to its estimated fair value and the impairment loss is recognized in the Company’s condensed consolidated statements of income. During the six months ended June 30, 2005, the Company recorded an asset impairment charge of $226 to write-down two theatres in the United States to their estimated fair values.
8. Foreign Currency Translation
     The accumulated other comprehensive loss account in shareholder’s equity of $61,897 and $77,122 at June 30, 2005 and December 31, 2004, respectively, primarily relates to the cumulative foreign currency adjustments from translating the financial statements of Cinemark Argentina, S.A., Cinemark Brasil S.A., Cinemark de Mexico, S.A. de C.V. and Cinemark Chile S.A. into U.S. dollars.
     In 2005 and 2004, all foreign countries where the Company has operations, including Argentina, Brazil, Mexico and Chile were deemed non-highly inflationary. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account recorded as an increase in, or reduction of, shareholder’s equity.
     On June 30, 2005, the exchange rate for the Brazilian real was 2.35 reais to the U.S. dollar (the exchange rate was 2.65 reais to the U.S. dollar at December 31, 2004). As a result, the effect of translating the June 30, 2005 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in shareholder’s equity of $11,542. At June 30, 2005, the total assets of the Company’s Brazilian subsidiaries were U.S. $116,064.
     On June 30, 2005, the exchange rate for the Mexican peso was 10.76 pesos to the U.S. dollar (the exchange rate was 11.22 pesos to the U.S. dollar at December 31, 2004). As a result, the effect of translating the June 30, 2005 Mexican financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in shareholder’s equity of $3,563. At June 30, 2005, the total assets of the Company’s Mexican subsidiaries were U.S. $108,992.
     On June 30, 2005, the exchange rate for the Argentine peso was 2.89 pesos to the U.S. dollar (the exchange rate was 2.97 pesos to the U.S. dollar at December 31, 2004). As a result, the effect of translating the June 30, 2005 Argentine financial statements into U.S. dollars was immaterial to the change in the accumulated other comprehensive loss account. At June 30, 2005, the total assets of the Company’s Argentine subsidiaries were U.S. $17,138.
     On June 30, 2005, the exchange rate for the Chilean peso was 578.92 pesos to the U.S. dollar (the exchange rate was 559.83 pesos to the U.S. dollar at December 31, 2004). As a result, the effect of translating the June 30, 2005 Chilean financial statements into U.S. dollars was immaterial to the change in the accumulated other comprehensive loss account. At June 30, 2005, the total assets of the Company’s Chilean subsidiaries were U.S. $19,673.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, UNAUDITED)
9. Comprehensive Income (Loss)
     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the condensed consolidated financial statements. The Company’s comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$14,467	$1,360	$26,520	$11,294
Foreign currency translation adjustment	15,955	(5,120)	15,225	(5,114)

Comprehensive income (loss)	$30,422	$(3,760)	$41,745	$6,180

10. Supplemental Cash Flow Information
     The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Six Months Ended
	June 30,
	2005	2004
Cash paid for interest	$21,892	$25,105
Net cash paid (refunds received) for income taxes	$(6,056)	$13,087

Noncash activities:
Change in construction lease obligations related to construction of three theatres in Mexico and one theatre in the U.S.	$8,315	$—
Changes in accounts payable and accrued expenses for the acquisition of theatre properties and equipment	$2,081	$4,435
11. Financial Information About Geographic Areas
     The Company operates in one business segment as a motion picture exhibitor. The Company has operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia, which are reflected in the condensed consolidated financial statements. Below is a breakdown of select financial information by geographic area:

	Six Months Ended
	June 30,
	2005	2004
Revenues
U.S. and Canada (1)	$367,616	$386,316
Brazil	51,084	44,048
Mexico	36,049	39,539
Other foreign countries (1)	36,719	39,143
Eliminations	(760)	(805)

Total	$490,708	$508,241

	June 30,	December 31,
	2005	2004
Theatre Properties and Equipment-net
U.S. and Canada	$623,718	$622,578
Mexico	64,473	61,043
Brazil	55,071	51,982
Other foreign countries	50,271	49,992

Total	$793,533	$785,595

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, UNAUDITED)

(1)	Revenues for the six months ended June 30, 2004 do not include results of the two United Kingdom theatres or the eleven Interstate theatres that were sold during 2004, as the results of operations for these theatres are included as discontinued operations for all periods presented.
12. New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Non-monetary Assets-Amendment of APB Opinion No. 29”. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s condensed financial statements.
     In December 2004, the FASB issued SFAS No. 123(R), “ Share-Based Payment”, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non employees. SFAS No. 123(R) eliminates the intrinsic value measurement objective in APB Opinion No. 25 and generally requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model, which is consistent with the terms of the award, or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). The standard also requires the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. The Company is required to apply SFAS No. 123(R) to all awards granted, modified or settled in its first annual reporting period after December 15, 2005. The Company will be required to use the “modified prospective method’’, under which it must recognize compensation cost for all awards granted after it adopts the standard and for the unvested portion of previously granted awards that are outstanding on that date. The Company has commenced its analysis of the impact of SFAS 123(R), but cannot predict with reasonable certainty the number of options that will be unvested and outstanding on December 31, 2005. Accordingly, the Company cannot currently quantify with precision the effect that this standard will have on its financial position or results of operations.
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
13. Related Party Transactions
     The Company has paid certain fees and expenses on behalf of its parent, Cinemark, Inc., that are included in investments in and advances to affiliates on the Company’s condensed consolidated balance sheets. At June 30, 2005, the amount due from Cinemark, Inc. was $432. The Company also received capital contributions from Cinemark, Inc. totaling $6,935 during the six months ended June 30, 2005 related to an income tax benefit recorded on Cinemark, Inc. that was contributed to the Company.
     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, UNAUDITED)
agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50 million and 3% of annual theatre revenues in excess of $50 million. The Company recorded $102 of management fee revenues and received $450 in dividends from Laredo during the six months ended June 30, 2005. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.
     The Company leases one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”). Plitt Plaza is indirectly owned by Lee Roy Mitchell. Annual rent is approximately $118 plus certain taxes, maintenance expenses and insurance. The Company recorded $78 of facility lease expense payable to Plitt Plaza joint venture during the six months ended June 30, 2005.
     The Company entered into an amended and restated profit participation agreement on March 12, 2004 with its President, Alan Stock, which became effective upon consummation of the Recapitalization and amends a profit participation agreement with Mr. Stock in effect since May 2002. Under the agreement, Mr. Stock receives a profit interest in two theatres once the Company has recovered its capital investment in these theatres plus its borrowing costs. During the six months ended June 30, 2005, the Company recorded $313 in profit participation expense payable to Mr. Stock, which is included in general and administrative expenses on the Company’s condensed consolidated statements of income. In the event that Mr. Stock’s employment is terminated without cause, profits will be distributed according to a formula set forth in the profit participation agreement.
14. Litigation
     DOJ Litigation - In March 1999, the Department of Justice (“DOJ”) filed suit in the U.S. District Court, Northern District of Ohio, Eastern Division, against the Company alleging certain violations of the Americans with Disabilities Act of 1990 (the “ADA”) relating to the Company’s wheelchair seating arrangements and seeking remedial action. An order granting summary judgment to the Company was issued in November 2001. The Department of Justice appealed the district court’s ruling with the Sixth Circuit Court of Appeals. On November 7, 2003, the Sixth Circuit Court of Appeals reversed the summary judgment and sent the case back to the district court for further review without deciding whether wheelchair seating at the Company’s theatres comply with the ADA. The Sixth Circuit Court of Appeals also stated that if the district court found that the theatres did not comply with the ADA, any remedial action should be prospective only. The Company and the United States have resolved this lawsuit. A Consent Order was entered by the U.S. District Court for the Northern District of Ohio, Eastern Division, on November 17, 2004. This Consent Order fully and finally resolves the United States v. Cinemark USA, Inc. lawsuit, and all claims asserted against the Company in that lawsuit have been dismissed with prejudice. Under the Consent Order, the Company will make modifications to wheelchair seating locations in fourteen stadium-style movie theatres within the Sixth Circuit and elsewhere, and spacing and companion seating modifications at 67 auditoriums at other stadium-styled movie theatres. These modifications must be completed during the five-year period commencing on the date the Consent Order was executed. Upon completion of these modifications, such theatres will comply with all existing and pending ADA wheelchair seating requirements, and no further modifications will be necessary to remaining stadium-style movie theatres in the United States to comply with the wheelchair seating requirements of the ADA. Under the Consent Order, the DOJ approved the seating plans for nine stadium-styled movie theatres under construction. The Company and the DOJ have also created a safe harbor framework for the Company to construct all of its future stadium-style movie theatres. The DOJ has stipulated that all theatres built in compliance with the Consent Order will comply with the wheelchair seating requirements of the ADA. Management believes that its obligations under the Consent Order are not material in the aggregate to its financial position, results of operations, and cash flows.
     Mission, Texas Litigation - In July 2001, Sonia Rivera-Garcia and Valley Association for Independent Living filed suit in the 93rd Judicial District Court of Hidalgo County, Texas, seeking remedial action for certain alleged violations of the Human Resources Code, the Texas Architectural Barriers Act, the Texas Accessibility Standards and the Deceptive Trade Practices Act relating to accessibility of movie theatres for patrons using wheelchairs at one theatre in the Mission, Texas market. During the first quarter of 2005, the plaintiff dismissed any claims under the Deceptive Trade Practices Act. A jury in a similar case in Austin, Texas found that the Company did not violate the Human Resources Code, the Texas Architectural Business Act or the Texas Accessibility Standards. The judge in that case dismissed the claim under the Deceptive Trade Practices Act. The Company has filed an answer denying the allegations and is vigorously defending this suit. The Company is unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent the Company’s potential liability with respect to such proceeding

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, UNAUDITED)
is not material in the aggregate to the Company’s financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.
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
15. Subsequent Events
     On July 15, 2005, Cinemark Media, Inc., a wholly-owned subsidiary of the Company, purchased a 20.7% interest in National CineMedia LLC (“National CineMedia”) for approximately $7,329. National CineMedia is a joint venture between Regal Entertainment, AMC Entertainment and the Company. National CineMedia provides marketing, sales and distribution of cinema advertising and promotional products; business communications and training services; and the distribution of digital alternative content. As part of the transaction, the Company and National CineMedia entered into an exhibitor services agreement, pursuant to which National CineMedia will provide advertising, promotion and event services to Cinemark’s theatres, and a software license agreement in connection with the licensing of certain software and related rights. Throughout the remainder of 2005, the Company will use only limited services offered by National CineMedia until the Company fulfills its existing contractual theatre advertising obligations. The Company will account for its investment in National CineMedia using the equity method of accounting. The Company estimates that it will spend approximately $25 million over the next twelve months for digital projectors necessary to show various digital media.
16. Condensed Consolidating Financial Statements of Subsidiary Guarantors
     As of June 30, 2005, the Company had outstanding $342,250 aggregate principal amount of 9% senior subordinated notes due 2013. These senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by the following subsidiaries of Cinemark USA, Inc.:
     Cinemark, L.L.C., Sunnymead Cinema Corp., Cinema Properties, Inc., Greeley Holdings, Inc., Trans Texas Cinema, Inc., Cinemark Mexico (USA), Inc., Brasil Holdings, LLC, Cinemark Leasing Company, Cinemark Partners I, Inc., Multiplex Properties, Inc., Multiplex Services, Inc., CNMK Investments, Inc., CNMK Delaware Investments I, L.L.C., CNMK Delaware Investments II, L.L.C., CNMK Delaware Investments Properties, L.P., CNMK Texas Properties, Ltd., Laredo Theatre, Ltd., and Cinemark Investments Corporation.
     The following supplemental condensed consolidating financial statements present:
1.	Condensed consolidating balance sheets as of June 30, 2005 and December 31, 2004 and condensed consolidating statements of income and cash flows for each of the six months ended June 30, 2005 and 2004.

2.	Cinemark USA, Inc. (the “Parent” and “Issuer”), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method of accounting and therefore, the Parent column reflects the equity income (loss) of its Guarantor Subsidiaries and Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Guarantor Subsidiaries and Non-Guarantor Subsidiaries column. Additionally, the Guarantor Subsidiaries column reflects the equity income (loss) of its Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Non-Guarantor Subsidiaries column.

3.	Elimination entries necessary to consolidate the Parent and all of its Subsidiaries.

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
JUNE 30, 2005
(in thousands)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$49,247	$21,701	$67,877	$—	$138,825
Inventories	2,129	1,445	1,261	—	4,835
Accounts receivable	13,101	27,123	6,674	(31,569)	15,329
Income tax receivable	3,295	91	6,533	(9,919)	—
Prepaid expenses and other	5,633	652	965	(3,374)	3,876

Total current assets	73,405	51,012	83,310	(44,862)	162,865

THEATRE PROPERTIES AND EQUIPMENT — net	290,739	312,620	190,174	—	793,533

OTHER ASSETS
Goodwill	7,485	2,452	32,921	72	42,930
Investments in and advances to affiliates	608,965	545,815	841	(1,153,951)	1,670
Intangible assets, deferred charges and other assets — net	24,248	4,904	83,109	(59,348)	52,913

Total other assets	640,698	553,171	116,871	(1,213,227)	97,513

TOTAL ASSETS	$1,004,842	$916,803	$390,355	$(1,258,089)	$1,053,911

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$2,656	$—	$4,000	$—	$6,656
Income tax payable	10,610	—	6,108	(9,919)	6,799
Accounts payable and accrued expenses	71,509	33,090	42,412	(31,030)	115,981

Total current liabilities	84,775	33,090	52,520	(40,949)	129,436

LONG-TERM LIABILITIES
Long-term debt, less current portion	625,907	44,018	73,261	(126,968)	616,218
Deferred income taxes	15,064	8,577	(2,803)	—	20,838
Other long-term liabilities and deferrals	35,639	73,534	17,310	(73,364)	53,119

Total long-term liabilities	676,610	126,129	87,768	(200,332)	690,175

COMMITMENTS AND CONTINGENCIES	—	—	—	—	—

MINORITY INTERESTS IN SUBSIDIARIES	—	249	16,536	—	16,785

SHAREHOLDER’S EQUITY
Common stock	49,543	19	167,803	(167,822)	49,543
Other shareholder’s equity	193,914	757,316	65,728	(848,986)	167,972

Total shareholder’s equity	243,457	757,335	233,531	(1,016,808)	217,515

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$1,004,842	$916,803	$390,355	$(1,258,089)	$1,053,911

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
SIX MONTHS ENDED JUNE 30, 2005
(in thousands)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUES	$223,476	$169,867	$131,838	$(34,473)	$490,708

COSTS AND EXPENSES
Cost of operations	194,938	106,647	98,955	(34,473)	366,067
General and administrative expenses	2,495	14,343	7,667	—	24,505
Depreciation and amortization	11,622	12,170	14,129	—	37,921
Impairment of long-lived assets	226	—	—	—	226
Loss on sale of assets and other	235	321	282	—	838

Total costs and expenses	209,516	133,481	121,033	(34,473)	429,557

OPERATING INCOME	13,960	36,386	10,805	—	61,151

OTHER INCOME (EXPENSE)
Interest expense	(21,399)	(1,746)	(3,222)	4,846	(21,521)
Amortization of debt issue costs	(1,368)	—	(10)	—	(1,378)
Interest income	2,150	3,080	1,640	(4,846)	2,024
Foreign currency exchange loss	—	—	(960)	—	(960)
Equity in income of affiliates	37,645	6,722	38	(44,283)	122
Minority interests in income of subsidiaries	—	(116)	(324)	—	(440)

Total other income (expense)	17,028	7,940	(2,838)	(44,283)	(22,153)

INCOME BEFORE INCOME TAXES	30,988	44,326	7,967	(44,283)	38,998

Income taxes	4,246	6,147	2,085	—	12,478

NET INCOME	$26,742	$38,179	$5,882	$(44,283)	$26,520

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
SIX MONTHS ENDED JUNE 30, 2005
(in thousands)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$26,742	$38,179	$5,882	$(44,283)	$26,520

Noncash items in net income:
Depreciation and amortization	11,871	12,170	14,838	—	38,879
Impairment of long-lived assets	226	—	—	—	226
Loss on sale of assets and other	235	321	282	—	838
Deferred lease expenses	567	(6)	120	—	681
Deferred income tax expenses	(8,280)	5,972	8	—	(2,300)
Equity in income of affiliates	(37,645)	(6,722)	(38)	44,283	(122)
Minority interests in income of subsidiaries	—	116	324	—	440
Changes in assets and liabilities	12,635	(15,995)	(8,700)	5,018	(7,042)

Net cash provided by operating activities	6,351	34,035	12,716	5,018	58,120

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(3,321)	(15,752)	(8,776)	—	(27,849)
Proceeds from sale of theatre properties and equipment	674	80	495	—	1,249
Net transactions with affiliates	15,853	(14,065)	6,180	(7,684)	284

Net cash provided by (used for) investing activities	13,206	(29,737)	(2,101)	(7,684)	(26,316)

FINANCING ACTIVITIES
Capital contribution from parent	6,935	—	—	—	6,935
Repayments of long-term debt	(1,351)	—	(1,887)	—	(3,238)
Change in intercompany notes	—	—	(2,666)	2,666	—
Increase in deferred revenue	538	—	—	—	538
Increase in minority investment in subsidiaries	—	—	76	—	76
Decrease in minority investment in subsidiaries	—	(150)	(278)	—	(428)

Net cash provided by (used for) financing activities	6,122	(150)	(4,755)	2,666	3,883

Effect of exchange rate changes on cash and cash equivalents	—	—	2,910	—	2,910

INCREASE IN CASH AND CASH EQUIVALENTS	25,679	4,148	8,770	—	38,597

CASH AND CASH EQUIVALENTS:
Beginning of period	23,568	17,553	59,107	—	100,228

End of period	$49,247	$21,701	$67,877	$—	$138,825

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

SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
SIX MONTHS ENDED JUNE 30, 2004
(in thousands)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUES	$234,650	$178,785	$131,077	$(36,271)	$508,241

COSTS AND EXPENSES
Cost of operations	200,305	109,578	93,520	(36,499)	366,904
General and administrative expenses	6,863	42,883	7,012	228	56,986
Depreciation and amortization	10,597	11,308	11,800	—	33,705
Impairment of long-lived assets	—	1,000	—	—	1,000
Gain on sale of assets and other	(419)	—	(134)	—	(553)

Total costs and expenses	217,346	164,769	112,198	(36,271)	458,042

OPERATING INCOME	17,304	14,016	18,879	—	50,199

OTHER INCOME (EXPENSE)
Interest expense	(22,241)	(1,739)	(3,384)	4,982	(22,382)
Amortization of debt issue costs	(1,249)	—	(18)	—	(1,267)
Interest income	2,079	3,025	755	(4,982)	877
Foreign currency exchange gain	—	—	572	—	572
Loss on early retirement of debt	(5,577)	—	—	—	(5,577)
Equity in income of affiliates	19,111	9,603	27	(28,777)	(36)
Minority interests in income of subsidiaries	—	(73)	(3,518)	—	(3,591)

Total other income (expense)	(7,877)	10,816	(5,566)	(28,777)	(31,404)

INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES (BENEFIT)	9,427	24,832	13,313	(28,777)	18,795

Income taxes (benefit)	(1,716)	6,411	2,605	—	7,300

INCOME FROM CONTINUING OPERATIONS	11,143	18,421	10,708	(28,777)	11,495

Loss from discontinued operations, net of income tax benefit of $191	—	—	(201)	—	(201)

NET INCOME	$11,143	$18,421	$10,507	$(28,777)	$11,294

SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
SIX MONTHS ENDED JUNE 30, 2004
(in thousands)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$11,143	$18,421	$10,507	$(28,777)	$11,294

Noncash items in net income:
Depreciation and amortization	10,888	11,308	12,698	—	34,894
Impairment of long-lived assets	—	1,000	—	—	1,000
Gain on sale of assets and other	(419)	—	(134)	—	(553)
Write-off unamortized debt issue costs and debt premium/discount	898	—	—	—	898
Write-off of unearned compensation related to Recapitalization	1,595	—	—	—	1,595
Deferred lease expenses	634	(6)	(568)	—	60
Deferred income tax expenses	(9,478)	6,365	191	—	(2,922)
Equity in income of affiliates	(19,111)	(9,603)	(27)	28,777	36
Minority interests in income of subsidiaries	—	73	3,518	—	3,591
Other noncash items	—	—	718	—	718
Changes in assets and liabilities	(57,009)	39,592	2,720	(4,829)	(19,526)

Net cash provided by (used for) operating activities	(60,859)	67,150	29,623	(4,829)	31,085

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(7,551)	(19,938)	(14,009)	—	(41,498)
Proceeds from sale of theatre properties and equipment	—	—	3,467	—	3,467
Proceeds from sale of equity investment	1,250	—	—	—	1,250
Net transactions with affiliates	38,629	(42,899)	961	3,437	128

Net cash provided by (used for) investing activities	32,328	(62,837)	(9,581)	3,437	(36,653)

FINANCING ACTIVITIES
Capital contribution from parent	27,614	—	—	—	27,614
Retirement of senior subordinated notes	(111,915)	—	—	—	(111,915)
Increase in long-term debt	260,007	—	756	—	260,763
Decrease in long-term debt	(164,825)	(55)	(3,861)	—	(168,741)
Increase in debt issue cost	(7,622)	—	(15)	—	(7,637)
Change in intercompany notes	—	81	(1,473)	1,392	—
Increase in minority investment in subsidiaries	—	—	670	—	670
Decrease in minority investment in subsidiaries	—	(100)	(2,567)	—	(2,667)

Net cash provided by (used for) financing activities	3,259	(74)	(6,490)	1,392	(1,913)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1,373)	—	(1,373)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,272)	4,239	12,179	—	(8,854)

CASH AND CASH EQUIVALENTS:
Beginning of period	46,919	9,523	50,877	—	107,319

End of period	$21,647	$13,762	$63,056	$—	$98,465

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.
     We are one of the leaders in the motion picture exhibition industry, in terms of both revenues and the number of screens in operation, with theatres in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing programs, pay phones, ATM machines and electronic video games located in some of our theatres. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Highly anticipated films such as Star Wars: Episode III – Revenge of the Sith, Madagascar and War of the Worlds were released during the first half of 2005. Film releases scheduled for the remainder of 2005 include high profile films such as Charlie and the Chocolate Factory, Harry Potter and the Goblet of Fire and King Kong.
     Film rental costs are variable in nature and fluctuate with our admissions revenues. Film rental costs as a percentage of revenues are generally higher for periods in which more blockbuster films are released. Film rental costs can also vary based on the length of a film’s run. Generally, a film that runs for a longer period results in lower film rental costs as a percentage of revenues. Film rental rates are negotiated on a film-by-film and theatre-by-theatre basis. Advertising costs, which are expensed as incurred, are primarily fixed at the theatre level as daily movie directories placed in newspapers represent the largest component of advertising costs. The monthly cost of these advertisements is based on, among other things, the size of the directory and the frequency and size of the newspaper’s circulation.
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
     Utilities and other costs include certain costs that are fixed such as property taxes, certain costs that are variable such as liability insurance, and certain costs that possess both fixed and variable components such as utilities, repairs and maintenance and security services.
Critical Accounting Policies
     We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported condensed consolidated financial results, include the following:
Revenue and Expense Recognition
     Revenues are recognized when admissions and concession sales are received at the box office and screen advertising is shown in the theatres. We record proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognize admissions and concession revenue when a holder redeems the card or certificate. We recognize unredeemed gift cards and other advanced sale-type certificates as revenue only after such a period of time indicates, based on historical experience, the likelihood of redemption is remote. In evaluating the likelihood of redemption, we consider the period outstanding, the level and frequency of activity, and the period of inactivity.
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
     Facility lease expense is primarily a fixed cost at the theatre level as most of our facility leases require a fixed monthly minimum rent payment. Certain of our leases are subject to monthly percentage rent only, which is accrued each month based on actual revenues. Other theatres of ours are subject to percentage rent in addition to their fixed monthly rent if a target annual revenue level is achieved. Percentage rent expense is recorded for these theatres on a monthly basis if the theatre’s historical performance or forecasted performance indicates that the annual target will be reached. The estimate of percentage rent expense recorded during the year is based on a trailing twelve months of revenues. Once annual revenues are known, which is generally at the end of the year, the percentage rent expense is adjusted based on actual revenues.
     Our theatre properties and equipment are depreciated using the straight-line method over their estimated useful lives. In estimating the useful lives of our theatre properties and equipment, we have relied upon our experience with such assets and our historical replacement period. We periodically evaluate these estimates and assumptions and adjust them as necessary. Adjustments to the expected lives of assets are accounted for on a prospective basis through depreciation expense.
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

Goodwill
     Our recorded goodwill was $42.9 million at June 30, 2005. We evaluate goodwill for impairment annually at fiscal year-end and any time events or circumstances indicate the carrying amount of the goodwill may not be fully recoverable. We evaluate goodwill for impairment on an individual theatre basis, which is the lowest level of identifiable cash flows and the level at which goodwill is recorded. The evaluation is a two-step approach requiring us to compute the fair value of a theatre and compare it with its carrying value. If the carrying value exceeds fair value, a second step would be performed to measure the potential goodwill impairment. Fair value is determined based on a multiple of cash flows, which was seven times for the year ended December 31, 2004. When estimated fair value is determined to be lower than the carrying value of the asset, the asset is written down to its estimated fair value.
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
Results of Operations
     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income:

	% of Revenues		% of Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues
Admissions	62.3%	63.2%	63.0%	63.5%
Concession	31.7%	32.1%	31.4%	31.6%
Other	6.0%	4.7%	5.6%	4.9%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of operations	74.7%	71.0%	74.6%	72.2%
General and administrative expenses	4.8%	4.8%	5.0%	4.9%
Stock option compensation and change of control expenses	—	11.7%	—	6.3%
Depreciation and amortization	7.8%	6.1%	7.8%	6.6%
Impairment of long-lived assets	0.0%	0.0%	0.0%	0.2%
(Gain) loss on sale of assets and other	0.1%	0.0%	0.2%	(0.1%)

Total costs and expenses	87.4%	93.6%	87.6%	90.1%

Operating income	12.6%	6.4%	12.4%	9.9%

Three months ended June 30, 2005 and 2004
     Revenues. Total revenues for the three months ended June 30, 2005 (“second quarter of 2005”) decreased to $253.0 million from $274.6 million for the three months ended June 30, 2004 (“second quarter of 2004”), representing a 7.9% decrease. Admissions revenues decreased 9.0% to $157.7 million for the second quarter of 2005 from $173.4 million for the second quarter of 2004. Concession revenues decreased 8.8% to $80.3 million for the second quarter of 2005 from $88.1 million for the second quarter of 2004. The decrease in admissions revenues was attributable to a decrease in attendance partially offset by an increase in average ticket prices. Attendance declined from 48.0 million patrons for the second quarter of 2004 to 40.4 million patrons for the second quarter of 2005 while average ticket prices increased from $3.61 for the second quarter of 2004 to $3.91 for the second quarter of 2005. The decrease in concession revenues was attributable to the decrease in attendance partially offset by an increase in concession revenues per patron, which increased from $1.83 for the second quarter of 2004 to $1.99 for the second quarter of 2005. The decrease in attendance for the second quarter of 2005 was primarily due to the decrease in the number and quality of films released during the second quarter of 2005 compared to the second quarter of 2004. The increases in average ticket prices and concession revenues per patron were primarily due to price increases implemented during the fourth quarter of 2004 and also due to favorable exchange rates in certain countries in which we operate. Revenues per screen decreased 10.3% to $78,849 for the second quarter of 2005 from $87,863 for the second quarter of 2004.
     Cost of Operations. Cost of operations was $189.1 million, or 74.7% of revenues, for the second quarter of 2005 compared to $195.1 million, or 71.0% of revenues, for the second quarter of 2004. The increase, as a percentage of revenues, was primarily due to the decrease in revenues and the fixed nature of some of our theatre operating costs, such as components of salaries and wages, facility lease expense, and utilities and other costs.
     Film rentals and advertising costs were $88.3 million, or 56.0% of admissions revenues, for the second quarter of 2005 compared to $94.5 million, or 54.5% of admissions revenues, for the second quarter of 2004. The increase in film rentals and advertising costs as a percentage of admissions revenues was primarily related to the high film rental costs associated with certain major films released during the second quarter of 2005 along with a decrease in the overall number of films released. Concession supplies expense was $12.7 million, or 15.7% of concession revenues, for the second quarter of 2005 compared to $14.4 million, or 16.3% of concession revenues, for the second quarter of 2004. The decrease in concession supplies expense as a percentage of concession revenues was primarily due to price increases implemented during the fourth quarter of 2004 and an increase in concession rebates.
     Salaries and wages decreased to $25.4 million for the second quarter of 2005 from $26.7 million for the second quarter of 2004 primarily due to strategic reductions in certain variable salaries and wages costs related to the decrease in attendance. Facility lease expense increased to $32.9 million for the second quarter of 2005 from $31.1 million for the second quarter of 2004 primarily due to new theatre openings. Utilities and other costs increased to $29.7 million for the second quarter of 2005 from $28.4 million for the second quarter of 2004 primarily due to higher utility costs and new theatre openings.
     General and Administrative Expenses. General and administrative expenses, excluding the stock option compensation and change of control expenses related to the Recapitalization, decreased to $12.2 million for the second quarter of 2005 from $13.2 million for the second quarter of 2004. The decrease was primarily due to decreases in incentive bonus expense and legal expenses.
     Stock option compensation expense of $16.3 million and change of control fees of $15.7 million were recorded during the second quarter of 2004 as a result of the Recapitalization. See Note 2 to the condensed consolidated financial statements.
     Depreciation and Amortization. Depreciation and amortization expense was $19.7 million for the second quarter of 2005 compared to $16.8 million for the second quarter of 2004. The increase is primarily due to new theatre openings since the second quarter of 2004 and amortization of intangible assets recorded as a result of the final purchase price allocations for the Brazil and Mexico acquisitions (see Note 3).
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, was $11.6 million for the second quarter of 2005 compared to $11.2 million for the second quarter of 2004. The increase in interest expense is primarily due to an increase in average interest rates on our variable rate debt.

     Loss on Early Retirement of Debt. During the second quarter of 2004, we recorded a loss on early retirement of debt of $5.6 million, which represented the write-off of unamortized debt issue costs, unamortized bond discount, tender offer repurchase costs, including premiums paid, and other fees associated with the repurchase and subsequent retirement of a portion of our 8 1/2% senior subordinated notes and a portion of our 9% senior subordinated notes related to the Recapitalization.
     Income Taxes. Income tax expense was $5.8 million for the second quarter of 2005 compared to an income tax benefit of $0.6 million recorded for the second quarter of 2004. The effective tax rate was 28.8% for the second quarter of 2005.
     Income from Discontinued Operations, Net of Taxes. We recorded income from discontinued operations, net of taxes, of $1.4 million during the second quarter of 2004. The income for the second quarter of 2004 includes the results of operations of our two United Kingdom theatres that were sold on April 30, 2004 and the results of operations of the eleven Interstate theatres that were sold on December 23, 2004. See Note 4 to the condensed consolidated financial statements.
Six months ended June 30, 2005 and 2004
     Revenues. Total revenues for the six months ended June 30, 2005 (“the 2005 period”) decreased to $490.7 million from $508.2 million for the six months ended June 30, 2004 (“the 2004 period”), representing a 3.4% decrease. Admissions revenues decreased 4.2% to $308.9 million for the 2005 period from $322.6 million for the 2004 period. Concession revenues decreased 4.0% to $154.1 million for the 2005 period from $160.6 million for the 2004 period. The decrease in admissions revenues was attributable to a decrease in attendance partially offset by an increase in average ticket prices. Attendance declined from 89.6 million patrons for the 2004 period to 80.4 million patrons for the 2005 period while average ticket prices increased from $3.60 for the 2004 period to $3.84 for the 2005 period. The decrease in concession revenues was attributable to the decrease in attendance partially offset by an increase in concession revenues per patron, which increased from $1.79 for the 2004 period to $1.92 for the 2005 period. The decrease in attendance for the 2005 period was primarily due to the decrease in the number and quality of films released during the 2005 period compared to the 2004 period. The increases in average ticket prices and concession revenues per patron were primarily due to price increases implemented during the fourth quarter of 2004 and also due to favorable exchange rates in certain countries in which we operate. Revenues per screen decreased 6.3% to $153,442 for the 2005 period from $163,723 for the 2004 period.
     Cost of Operations. Cost of operations was $366.1 million, or 74.6% of revenues, for the 2005 period compared to $366.9 million, or 72.2% of revenues, for the 2004 period. The increase, as a percentage of revenues, was primarily due to the decrease in revenues and the fixed nature of some of our theatre operating costs, such as components of salaries and wages, facility lease expense, and utilities and other costs.
     Film rentals and advertising costs were $167.2 million, or 54.1% of admissions revenues, for the 2005 period compared to $173.2 million, or 53.7% of admissions revenues, for the 2004 period. The increase in film rentals and advertising costs as a percentage of admissions revenues was primarily related to the high film rental costs associated with certain major films released during 2005 along with a decrease in the overall number of films released. Concession supplies expense was $24.4 million, or 15.8% of concession revenues, for the 2005 period compared to $26.4 million, or 16.4% of concession revenues, for the 2004 period. The decrease in concession supplies expense as a percentage of concession revenues was primarily due to price increases implemented during the fourth quarter of 2004 and an increase in concession rebates.
     Salaries and wages decreased to $49.7 million for the 2005 period from $50.7 million for the 2004 period primarily due to strategic reductions in certain variable salaries and wages costs related to the decrease in attendance. Facility lease expense increased to $65.8 million for the 2005 period from $62.0 million for the 2004 period primarily due to new theatre openings. Utilities and other costs increased to $58.9 million for the 2005 period from $54.7 million for the 2004 period primarily due to higher utility costs and new theatre openings.
     General and Administrative Expenses. General and administrative expenses, excluding the stock option compensation and change of control expenses related to the Recapitalization, decreased to $24.5 million for the 2005 period from $25.0 million for the 2004 period. The decrease was primarily due to decreases in incentive bonus expense and legal expenses.

     Stock option compensation expense of $16.3 million and change of control fees of $15.7 million were recorded during the 2004 period as a result of the Recapitalization. See Note 2 to the condensed consolidated financial statements.
     Depreciation and Amortization. Depreciation and amortization expense was $37.9 million for the 2005 period compared to $33.7 million for the 2004 period. The increase is primarily due to new theatre openings since the 2004 period and amortization of intangible assets recorded as a result of the final purchase price allocations for the Brazil and Mexico acquisitions (see Note 3).
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $0.2 million during the 2005 period compared to $1.0 million for the 2004 period. Impairment charges for 2005 include the write-down of two theatres in the United States to their estimated fair values. The impairment charge for 2004 was to write-down one theatre located in the United States to its estimated fair value.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, was $22.9 million for the 2005 period compared to $23.6 million for the 2004 period. The decrease in interest expense is primarily due to a decrease in average debt outstanding.
     Loss on Early Retirement of Debt. During the 2004 period, we recorded a loss on early retirement of debt of $5.6 million, which represented the write-off of unamortized debt issue costs, unamortized bond discount, tender offer repurchase costs, including premiums paid, and other fees associated with the repurchase and subsequent retirement of a portion of our 8 1/2% senior subordinated notes and a portion of our 9% senior subordinated notes related to the Recapitalization.
     Income Taxes. Income tax expense of $12.5 million was recorded for the 2005 period compared to $7.3 million recorded for the 2004 period. The effective tax rate was 32.0% for the 2005 period versus 38.8% for the 2004 period. The decrease in the effective tax rate was primarily due to a reduction in the valuation allowances for certain of our foreign subsidiaries.
     Loss from Discontinued Operations, Net of Taxes. We recorded a loss from discontinued operations, net of taxes, of $0.2 million during the 2004 period. The loss for 2004 includes the results of operations of our two United Kingdom theatres that were sold on April 30, 2004 and the results of operations of the eleven Interstate theatres that were sold on December 23, 2004. See Note 4 to the condensed consolidated financial statements.
Liquidity and Capital Resources
Operating Activities
     We primarily collect our revenues in cash, mainly through box office receipts and the sale of concession supplies. We also continue to expand the number of theatres that provide the patron a choice of using a credit card, in place of cash, which we convert to cash in approximately three to four days. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities, as reflected in the condensed consolidated statements of cash flows, amounted to $58.1 million for the six months ended June 30, 2005 compared to $31.1 million for the six months ended June 30, 2004. The increase in cash provided by operating activities is primarily due to the stock option compensation and change of control expenses related to the Recapitalization that were paid during the six months ended June 30, 2004.

Investing Activities
     Our investing activities have been principally related to the development and acquisition of additional theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our amended senior secured credit facility. Cash used for investing activities, as reflected in the condensed consolidated statements of cash flows, amounted to $26.3 million for the six months ended June 30, 2005 compared to $36.7 million for the six months ended June 30, 2004. The decrease in cash used for investing activities is primarily due to a decrease in capital expenditures. Capital expenditures for the six months ended June 30, 2005 included capital expenditures for new theatres of $22.8 million and capital expenditures for existing theatres of $7.1 million. Capital expenditures as reflected on the condensed consolidated statement of cash flows of $27.8 million excludes the net increase in theatre properties and equipment included in accounts payable and accrued expenses of $2.1 million from December 31, 2004 to June 30, 2005.
     We continue to expand our U.S. theatre circuit. We opened five new theatres with 51 screens during the six months ended June 30, 2005. At June 30, 2005, our total domestic screen count was 2,344 screens (12 of which are in Canada). At June 30, 2005, we had signed commitments to open seven new theatres with 91 screens in domestic markets by the end of 2005 and open nine new theatres with 136 screens in domestic markets subsequent to 2005. We estimate the remaining capital expenditures for the development of these 227 screens will be approximately $65 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We also continue to expand our international theatre circuit. We opened five new theatres with 27 screens during the six months ended June 30, 2005, bringing our total international screen count to 895 screens. At June 30, 2005, we had signed commitments to open two new theatres with 14 screens in international markets by the end of 2005 and open eight new theatres with 69 screens in international markets subsequent to 2005. We estimate the remaining capital expenditures for the development of these 83 screens in international markets will be approximately $44 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We plan to fund capital expenditures for our continued development from cash flow from operations, borrowings under our amended senior secured credit facility, subordinated note borrowings, proceeds from sale leaseback transactions and/or sales of excess real estate.
Financing Activities
     Cash provided by financing activities, as reflected in the condensed consolidated statements of cash flows, amounted to $3.9 million for the six months ended June 30, 2005 compared to cash used for financing activities of $1.9 million for the six months ended June 30, 2004.
     As of June 30, 2005, our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating leases, outstanding letters of credit, obligations under employment agreements and purchase commitments for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	4 - 5 Years	5 Years
Long-term debt	$622.9	$6.7	$10.2	$68.3	$537.7
Scheduled interest payments on long-term debt[1]	309.2	45.5	89.7	86.9	87.1
Lease obligations	1,590.1	116.3	244.4	237.0	992.4
Letters of credit	0.1	0.1	—	—	—
Employment agreements	8.4	2.8	5.6	—	—
Purchase commitments [2]	124.1	85.9	36.5	1.0	0.7

Total obligations	$2,654.8	$257.3	$386.4	$393.2	$1,617.9

[1] Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates in effect on June 30, 2005.

[2] Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of June 30, 2005.
     As of June 30, 2005, we were in full compliance with all agreements governing our outstanding debt.
Recapitalization of Cinemark, Inc.
     We are a wholly-owned subsidiary of Cinemark, Inc. On March 12, 2004, Cinemark, Inc., entered into an agreement and plan of merger with a newly formed subsidiary of Madison Dearborn Partners, LLC (“Madison”). The transaction was completed on April 2, 2004, at which time the newly formed subsidiary of Madison was merged with and into Cinemark, Inc., with Cinemark, Inc. continuing as the surviving corporation. Simultaneously, an affiliate of Madison purchased shares of common stock of Cinemark, Inc. for approximately $518.3 million in cash and became the controlling stockholder of Cinemark, Inc., owning approximately 83% of Cinemark, Inc.’s capital stock. Lee Roy Mitchell, our Chief Executive Officer, and the Mitchell Special Trust collectively retained approximately 16% ownership of Cinemark, Inc.’s capital stock with certain members of management owning the remaining 1%. Based on the terms of the transaction, including Mr. Mitchell’s ownership retention, the transaction was accounted for as a recapitalization, which resulted in Cinemark, Inc. and its subsidiaries retaining their historical book values. Since April 2, 2004, Madison sold approximately 10% of its stock in Cinemark, Inc. to outside investors. As of June 30, 2005, Madison owned approximately 75% of the capital stock of Cinemark, Inc., outside investors owned approximately 8%, Lee Roy Mitchell and the Mitchell Special Trust collectively owned approximately 16% and certain members of management own the remaining 1%.
     On March 31, 2004, Cinemark, Inc. issued approximately $577.2 million aggregate principal amount at maturity of 9 3/4% senior discount notes due 2014. The gross proceeds at issuance of approximately $360.0 million were used to fund in part the Recapitalization. Interest on the notes accretes until March 15, 2009 up to the aggregate principal amount of approximately $577.2 million. Cash interest will accrue and be payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2009. Due to the holding company status of Cinemark, Inc., payments of principal and interest under these notes will be dependent on loans, dividends and other payments from us to Cinemark, Inc. As of June 30, 2005, the accreted principal balance of the notes was approximately $405.6 million. Upon a change of control, Cinemark, Inc. would be required to make an offer to repurchase all of the 9 3/4% senior discount notes at a price equal to 101% of the accreted value of the notes plus accrued and unpaid interest, if any, through the date of purchase. We have no obligation, contingent or otherwise, to pay the amounts due under the 9 3/4% senior discount notes or to make funds available to pay those amounts. The 9 3/4% senior discount notes are general, unsecured senior obligations of Cinemark, Inc. that are effectively subordinated to our indebtedness and other liabilities.
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

     On July 28, 2004, we provided notice to the holders of our remaining outstanding 8 1/2% senior subordinated notes due 2008 of our election to redeem all outstanding notes at a redemption price of 102.833% of the aggregate principal amount plus accrued interest. On August 27, 2004, we redeemed the remaining $10.8 million aggregate principal amount of notes utilizing available cash and borrowings under our amended revolving credit line.
     As of June 30, 2005, we had outstanding approximately $342.3 million aggregate principal amount of 9% senior subordinated notes due 2013. Interest is payable on February 1 and August 1 of each year. We may redeem all or part of the existing 9% notes on or after February 1, 2008. Prior to February 1, 2006, we may redeem up to 35% of the aggregate principal amount of the existing 9% notes from the proceeds of certain equity offerings.
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
     The indentures governing the senior subordinated notes contain covenants that limit, among other things, dividends, transactions with affiliates, investments, sale of assets, mergers, repurchases of our capital stock, liens and additional indebtedness. Upon a change of control, we would be required to make an offer to repurchase the senior subordinated notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest through the date of repurchase. The indentures governing the senior subordinated notes allow us to incur additional indebtedness if we satisfy the coverage ratio specified in each indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.
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
     On August 18, 2003, we amended the senior secured credit facility to provide a $165 million term loan expiring on June 30, 2008. The net proceeds of the $165 million amended term loan and additional borrowings under the $75 million five year revolving credit line were used to (i) repay approximately $124.7 million of term loans outstanding under our senior secured credit facility entered into February 14, 2003 and (ii) redeem the remaining approximately $42 million aggregate principal amount of our then outstanding 9 5/8% senior subordinated notes on September 18, 2003.
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
     The amended senior secured credit facility was further amended on August 18, 2004 to, among other things, reduce the interest rate applicable to the term loan. Under the amended term loan, principal payments of approximately $0.7 million are due each calendar quarter through June 30, 2010 and increase to $61.1 million each calendar quarter from June 30, 2010 to maturity at June 30, 2011. The amended term loan bears interest, at our option, at: (A) the base rate equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, plus a margin of 1.00% per annum, or (B) a “eurodollar rate” plus a margin of 2.00% per annum. After the completion of two fiscal quarters after the closing date, the margin under the amended term loan applicable to base rate loans ranges from 0.75% per annum to 1.00% per annum and the margin applicable to eurodollar rate loans ranges from 1.75% per annum to 2.00% per annum, and will be adjusted based upon our achieving certain performance targets.
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
     At June 30, 2005, there was approximately $256.8 million outstanding under the amended term loan and no borrowings outstanding under the amended revolving credit line. Approximately $99.9 million was available for borrowing under the amended revolving credit line, giving effect to a $0.1 million letter of credit outstanding. The average interest rate on outstanding borrowings under the amended senior secured credit facility at June 30, 2005 was 5.4% per annum.
Cinemark Brasil Notes Payable
     As of June 30, 2005, Cinemark Brasil S.A. had three main types of funding sources executed as follows:
          (1) BNDES credit line in the U.S. dollar equivalent in Brazilian reais of US$1.9 million executed in November 2001 with a maturity date of October 2006. Interest accrues at a BNDES basket rate plus a spread amounting to 11.2%. At June 30, 2005, there was approximately US$0.7 million outstanding under this credit line.
          (2) Project developer financing executed with two engineering companies in September 2000 in the amount of US$1.8 million with a maturity date of September 2005. Interest accrues at a rate of TJLP+5% (Taxa de Juros de Longo Prazo (a long-term interest rate published by the Brazilian government)). At June 30, 2005, there was approximately US$0.2 million outstanding under this financing arrangement.
          (3) Project developer financing executed with a mall developer in February 2004 in the amount of US$0.7 million with a maturity date of February 2009. Interest accrues at a rate of TJLP + 5.5% (Taxa de Juros de Longo Prazo (a long-term interest rate published by the Brazilian government)). At June 30, 2005, there was approximately US$0.7 million outstanding under this financing arrangement.
     These sources are secured by a variety of instruments, including comfort letters from Cinemark International, L.L.C., promissory notes for up to 130% of the value, a revenue reserve account and equipment collateral. As of June 30, 2005, an aggregate of approximately US$1.6 million was outstanding under these agreements.
Cinemark Chile Note Payable
     On March 26, 2002, Cinemark Chile S.A. entered into a Debt Acknowledgment, Rescheduling and Joint Guarantee and Co-Debt Agreement with Scotiabank Sud Americano and three local banks. Under this agreement, Cinemark Chile S.A. borrowed the U.S. dollar equivalent of approximately $10.6 million in Chilean pesos (adjusted for inflation pursuant to the Unidades de Fomento). Cinemark Chile S.A. was required to make 24 equal quarterly installments of principal plus accrued and unpaid interest, commencing March 27, 2002. On September 29, 2004, Cinemark Chile S.A. refinanced the outstanding debt under an amended debt agreement with two of the original local banks, Corpbanca and Banco Security. The amended agreement requires 24 equal quarterly installments of principal plus accrued and unpaid interest, which commenced December 31, 2004. The agreement requires Cinemark Chile S.A. to maintain certain financial ratios and contains other restrictive covenants typical for agreements of this type such as a limitation on dividends. Funds borrowed under this agreement bear interest at the 90 day TAB Banking rate as published by the Association of Banks and Financial Institutions Act plus 1.5%. At June 30, 2005, approximately US$6.5 million was outstanding under this agreement.

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
Interest Rate Risk
     An increase or decrease in interest rates would affect interest costs relating to our variable rate debt facilities. We and our subsidiaries are currently parties to variable rate debt facilities. At June 30, 2005, there was an aggregate of approximately $268.7 million of variable rate debt outstanding under these facilities. Based on the interest rate levels in effect on the variable rate debt outstanding at June 30, 2005, a 100 basis point increase in market interest rates would not increase our annual interest expense by a material amount. Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

     The tables below provide information about our fixed rate and variable rate long-term debt agreements as of June 30, 2005 and December 31, 2004:

	Expected Maturity as of June 30, 2005
	(in millions)								Average
				June 30,				Fair	Interest
	2006	2007	2008	2009	2010	Thereafter	Total	Value	Rate
Fixed rate	$0.1	$—	$—	$—	$—	$354.1	$354.2	$352.4	9.0%
Variable rate	6.6	5.8	4.4	4.0	64.3	183.6	268.7	269.3	5.6%

Total debt	$6.7	$5.8	$4.4	$4.0	$64.3	$537.7	$622.9	$621.7

	Expected Maturity as of December 31, 2004
	(in millions)								Average
	December 31,							Fair	Interest
	2005	2006	2007	2008	2009	Thereafter	Total	Value	Rate
Fixed rate	$0.1	$0.1	$—	$—	—	$354.9	$355.1	$350.4	9.0%
Variable rate	6.4	6.5	5.0	4.0	3.9	246.0	271.8	271.4	4.5%

Total debt	$6.5	$6.6	$5.0	$4.0	$3.9	$600.9	$626.9	$621.8

Foreign Currency Exchange Rate Risk
     We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. Principally all the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Generally accepted accounting principles in the U.S. require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, generally accepted accounting principles in the U.S. require that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations result in us reporting exchange gains (losses) or foreign currency translation adjustments relating to our international subsidiaries depending on the inflationary environment of the country in which we operate. Based upon our equity ownership in our international subsidiaries as of June 30, 2005, holding everything else constant, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the net fair value of our investments in our international subsidiaries by approximately $15 million.
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
Item 5. Other Information

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF JUNE 30, 2005
(in thousands, except share data, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$107,056	$31,769	$—	$138,825
Inventories	4,076	759	—	4,835
Accounts receivable	10,677	5,505	(853)	15,329
Income tax receivable	(2,105)	2,105	—	—
Prepaid expenses and other	3,318	558	—	3,876

Total current assets	123,022	40,696	(853)	162,865

THEATRE PROPERTIES AND EQUIPMENT — net	705,150	88,383	—	793,533

OTHER ASSETS
Goodwill	10,009	32,921	—	42,930
Investments in and advances to affiliates	176,651	837	(175,818)	1,670
Intangible assets, deferred charges and other assets — net	54,475	9,715	(11,277)	52,913

Total other assets	241,135	43,473	(187,095)	97,513

TOTAL ASSETS	$1,069,307	$172,552	$(187,948)	$1,053,911

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$2,656	$4,000	$—	$6,656
Income tax payable	5,085	1,714	—	6,799
Accounts payable and accrued expenses	100,714	16,124	(857)	115,981

Total current liabilities	108,455	21,838	(857)	129,436

LONG-TERM LIABILITIES
Senior credit agreements	254,195	19,187	(11,276)	262,106
Senior subordinated notes	354,112	—	—	354,112
Deferred income taxes	20,895	(57)	—	20,838
Deferred lease expenses	27,133	1,510	—	28,643
Deferred gain on sale leasebacks	3,458	—	—	3,458
Deferred revenues and other long-term liabilities	15,841	5,177	—	21,018

Total long-term liabilities	675,634	25,817	(11,276)	690,175

COMMITMENTS AND CONTINGENCIES	—	—	—	—

MINORITY INTERESTS IN SUBSIDIARIES	10,803	5,982	—	16,785

SHAREHOLDER’S EQUITY
Class A common stock, $.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	37,942	(37,942)	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and outstanding	49,543	33,050	(33,050)	49,543
Additional paid-in-capital	58,005	104,823	(104,823)	58,005
Retained earnings	239,970	(43,793)	(80)	196,097
Distributions	—	(80)	80	—
Treasury stock, 57,245 Class B shares at cost	(24,233)	—	—	(24,233)
Accumulated other comprehensive loss	(48,870)	(13,027)	—	(61,897)

Total shareholder’s equity	274,415	118,915	(175,815)	217,515

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$1,069,307	$172,552	$(187,948)	$1,053,911

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(in thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated

REVENUES	$414,006	$77,262	$(560)	$490,708

COSTS AND EXPENSES
Cost of operations	307,052	59,575	(560)	366,067
General and administrative expenses	19,539	4,966	—	24,505
Depreciation and amortization	29,324	8,597	—	37,921
Impairment of long-lived assets	226	—	—	226
(Gain) loss on sale of assets and other	918	(80)	—	838

Total costs and expenses	357,059	73,058	(560)	429,557

OPERATING INCOME	56,947	4,204	—	61,151

OTHER INCOME (EXPENSE)
Interest expense	(20,978)	(842)	299	(21,521)
Amortization of debt issue costs	(1,368)	(10)	—	(1,378)
Interest income	1,384	939	(299)	2,024
Foreign currency exchange loss	(944)	(16)	—	(960)
Dividend income	80	—	(80)	—
Equity in income of affiliates	84	38	—	122
Minority interests in income of subsidiaries	(407)	(33)	—	(440)

Total other income (expense)	(22,149)	76	(80)	(22,153)

INCOME BEFORE INCOME TAXES	34,798	4,280	(80)	38,998

Income taxes	12,344	134	—	12,478

NET INCOME	$22,454	$4,146	$(80)	$26,520

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(in thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$22,454	$4,146	$(80)	$26,520

Noncash items in net income:
Depreciation	28,725	7,494	—	36,219
Amortization of intangible and other assets	599	1,103	—	1,702
Amortization of foreign advanced rents	356	343	—	699
Amortization of debt issue costs	1,368	10	—	1,378
Amortization of gain on sale leasebacks	(183)	—	—	(183)
Amortization of debt premium	(782)	—	—	(782)
Amortization of deferred revenues	(154)	—	—	(154)
Impairment of long-lived assets	226	—	—	226
(Gain) loss on sale of assets and other	918	(80)	—	838
Deferred lease expenses	574	107	—	681
Deferred income tax expenses	(2,300)	—	—	(2,300)
Equity in income of affiliates	(84)	(38)	—	(122)
Minority interests in income of subsidiaries	407	33	—	440
Changes in assets and liabilities	(7,382)	260	80	(7,042)

Net cash provided by operating activities	44,742	13,378	—	58,120

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(23,336)	(4,513)	—	(27,849)
Proceeds from sale of theatre properties and equipment	1,047	202	—	1,249
Dividends/capital returned from affiliates	204	80	—	284

Net cash used for investing activities	(22,085)	(4,231)	—	(26,316)

FINANCING ACTIVITIES
Capital contribution from parent	6,935	—	—	6,935
Repayments of long-term debt	(1,351)	(1,887)	—	(3,238)
Increase in deferred revenue	538	—	—	538
Increase in minority investment in subsidiaries	21	55	—	76
Decrease in minority investment in subsidiaries	(160)	(268)	—	(428)

Net cash provided by (used for) financing activities	5,983	(2,100)	—	3,883

Effect of exchange rate changes on cash and cash equivalents	1,232	1,678	—	2,910

INCREASE IN CASH AND CASH EQUIVALENTS	29,872	8,725	—	38,597

CASH AND CASH EQUIVALENTS:
Beginning of period	77,184	23,044	—	100,228

End of period	$107,056	$31,769	$—	$138,825

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior subordinated notes.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company filed with the Texas Secretary of State on September 3, 1992 (incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

3.2(a)	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 033-47040) filed April 9, 1992).

3.2(b)	Amendment to Bylaws of the Company dated March 12, 1996 (incorporated by reference to Exhibit 3.2(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 6, 1997).

4.2(a)	Indenture dated February 11, 2003 between the Company and The Bank of New York Trust Company of Florida, N.A. governing the 9% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 19, 2003).

4.2(b)	First Supplemental Indenture dated as of May 7, 2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(i) to the Company’s Registration Statement on Form S-4 (File No. 333-104940) filed May 28, 2003).

4.2(c)	Second Supplemental Indenture dated as of November 11, 2004 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 033-047040) filed March 29, 2005).

4.2(d)	Form of 9% Note (contained in the Indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K (File 033-47040) filed March 19, 2003).

10.1(a)	Management Agreement, dated as of July 28, 1993, between the Company and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.1(a) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed May 17, 2002).

10.1(b)	Management Agreement, dated as of September 10, 2002, between Cinemark USA, Inc. and Cinemark de Mexico (incorporated by reference to Exhibit 10.8 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1994).

10.1(c)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and the Company (incorporated by reference to Exhibit 10.14(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1994).

10.1(d)	First Amendment to Management Agreement of Laredo Theatre, Ltd. effective as of December 10, 2003 between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed September 8, 2004).

10.1(e)	Management Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and the Company (incorporated by reference to Exhibit 10.4(i) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.1(f)	First Amendment to Management Agreement of Cinemark Partners II, Ltd. dated as of January 5, 1998 by and between Cinemark USA, Inc. and Cinemark Partners II, Ltd. (incorporated by reference to Exhibit 10.1(f) to the Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed September 8, 2004).

10.1(g)	Management Services Agreement dated April 10, 2003 between Greeley Partners L.P. and CNMK Texas Properties, Ltd. (incorporated by reference to Exhibit 10.1(g) to Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed September 8, 2004).

10.2	Amended and Restated Agreement to Participate in Profits and Losses, dated as of March 12, 2004, between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.3(a)	License Agreement, dated December 10, 1993, between Laredo Joint Venture and the Company (incorporated by reference to Exhibit 10.14(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1994).

10.3(b)	License Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and the Company (incorporated by reference to Exhibit 10.10(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.4(a)	Tax Sharing Agreement, between the Company and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc. ), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.4(b)	Tax Sharing Agreement, dated as of July 28, 1993, between the Company and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1993).

10.5(a)	Indemnification Agreement, between the Company and Lee Roy Mitchell, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(a) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.5(b)	Indemnification Agreement, between the Company and Tandy Mitchell, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.5(c)	Indemnification Agreement, between the Company and Alan Stock, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(d) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.5(d)	Indemnification Agreement, between the Company and W. Bryce Anderson, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(f) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.5(e)	Indemnification Agreement, between the Company and Sheldon I. Stein, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(g) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.5(f)	Indemnification Agreement, between the Company and Heriberto Guerra, dated as of December 3, 1993 (incorporated by reference to Exhibit 10.23(f) to the Company’s Annual Report on Form 10-K (File No. 033-11895) filed September 13, 1996).

10.6(a)	Senior Secured Credit Agreement dated December 4, 1995 among Cinemark International, L.L.C. (f/k/a Cinemark II, Inc., Cinemark Mexico (USA) and Cinemark de Mexico (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed April 1, 1996).

10.6(b)	First Amendment to Senior Secured Credit Agreement, dated as of September 30, 1996, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(b) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.6(c)	Second Amendment to Senior Secured Credit Agreement, dated as of September 28, 2000, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(c) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.7(a)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.14(a) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(b)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Alan Stock (incorporated by reference to Exhibit 10.14(b) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(c)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tim Warner (incorporated by reference to Exhibit 10.14(c) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(d)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.14(d) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(e)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.14(e) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(f)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tandy Mitchell (incorporated by reference to Exhibit 10.14(f) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.8(a)	Amended and Restated Credit Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings, Inc., the Company, the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Legal Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.8(b)	First Amendment to the Amended and Restated Credit Agreement, dated August 18, 2004, among Cinemark, Inc., CNMK Holdings, Inc., Cinemark USA, Inc., the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Lead Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 10.15(b) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 13, 2005).

10.9	Amended and Restated Guaranty and Collateral Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings Inc., the Company and certain of it subsidiaries in favor of Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.10(a)	Stock Purchase Agreement dated as of August 18, 2004, among Cinemark Empreendimentos e Participacoes, Ltda, Venture II Equity Holdings Corporation, Inc. and Kristal Holdings Limited (incorporated by reference to Exhibit 10.20(a) to Cinemark, Inc.’s Quarterly Report on Form 10-Q (File No. 333-116292) filed May 13, 2005).

10.10(b)	Stock Purchase Agreement dated as of August 18, 2004, among Cinemark Empreendimentos e Participacoes, Ltda, Prona Global Ltd., Messrs. Edgar Gleich, Riccardo Arduini, Moises Pinsky, Eduardo Alalou, and Robert Luis Leme Klabin (incorporated by reference to Exhibit 10.20(b) to Cinemark, Inc.’s Quarterly Report on Form 10-Q (File No. 333-116292) filed May 13, 2005).

*31.1	Certification of Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     • filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK USA, INC.
Registrant

DATE: August 12, 2005

/s/Alan W. Stock

Alan W. Stock
President

/s/Robert Copple

Robert Copple
Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the Company filed with the Texas Secretary of State on September 3, 1992 (incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

3.2(a)	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 033-47040) filed April 9, 1992).

3.2(b)	Amendment to Bylaws of the Company dated March 12, 1996 (incorporated by reference to Exhibit 3.2(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 6, 1997).

4.2(a)	Indenture dated February 11, 2003 between the Company and The Bank of New York Trust Company of Florida, N.A. governing the 9% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 19, 2003).

4.2(b)	First Supplemental Indenture dated as of May 7, 2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(i) to the Company’s Registration Statement on Form S-4 (File No. 333-104940) filed May 28, 2003).

4.2(c)	Second Supplemental Indenture dated as of November 11, 2004 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 033-047040) filed March 29, 2005).

4.2(d)	Form of 9% Note (contained in the Indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K (File 033-47040) filed March 19, 2003).

10.1(a)	Management Agreement, dated as of July 28, 1993, between the Company and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.1(a) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed May 17, 2002).

10.1(b)	Management Agreement, dated as of September 10, 2002, between Cinemark USA, Inc. and Cinemark de Mexico (incorporated by reference to Exhibit 10.8 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1994).

10.1(c)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and the Company (incorporated by reference to Exhibit 10.14(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1994).

10.1(d)	First Amendment to Management Agreement of Laredo Theatre, Ltd. effective as of December 10, 2003 between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed September 8, 2004).

10.1(e)	Management Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and the Company (incorporated by reference to Exhibit 10.4(i) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.1(f)	First Amendment to Management Agreement of Cinemark Partners II, Ltd. dated as of January 5, 1998 by and between Cinemark USA, Inc. and Cinemark Partners II, Ltd. (incorporated by reference to Exhibit 10.1(f) to the Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed September 8, 2004).

10.1(g)	Management Services Agreement dated April 10, 2003 between Greeley Partners L.P. and CNMK Texas Properties, Ltd. (incorporated by reference to Exhibit 10.1(g) to Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed September 8, 2004).

10.2	Amended and Restated Agreement to Participate in Profits and Losses, dated as of March 12, 2004, between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.3(a)	License Agreement, dated December 10, 1993, between Laredo Joint Venture and the Company (incorporated by reference to Exhibit 10.14(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1994).

10.3(b)	License Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and the Company (incorporated by reference to Exhibit 10.10(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.4(a)	Tax Sharing Agreement, between the Company and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc. ), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.4(b)	Tax Sharing Agreement, dated as of July 28, 1993, between the Company and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1993).

10.5(a)	Indemnification Agreement, between the Company and Lee Roy Mitchell, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(a) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.5(b)	Indemnification Agreement, between the Company and Tandy Mitchell, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.5(c)	Indemnification Agreement, between the Company and Alan Stock, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(d) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.5(d)	Indemnification Agreement, between the Company and W. Bryce Anderson, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(f) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.5(e)	Indemnification Agreement, between the Company and Sheldon I. Stein, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(g) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.5(f)	Indemnification Agreement, between the Company and Heriberto Guerra, dated as of December 3, 1993 (incorporated by reference to Exhibit 10.23(f) to the Company’s Annual Report on Form 10-K (File No. 033-11895) filed September 13, 1996).

10.6(a)	Senior Secured Credit Agreement dated December 4, 1995 among Cinemark International, L.L.C. (f/k/a Cinemark II, Inc., Cinemark Mexico (USA) and Cinemark de Mexico (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed April 1, 1996).

10.6(b)	First Amendment to Senior Secured Credit Agreement, dated as of September 30, 1996, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(b) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.6(c)	Second Amendment to Senior Secured Credit Agreement, dated as of September 28, 2000, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(c) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.7(a)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.14(a) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(b)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Alan Stock (incorporated by reference to Exhibit 10.14(b) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(c)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tim Warner (incorporated by reference to Exhibit 10.14(c) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(d)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.14(d) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(e)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.14(e) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(f)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tandy Mitchell (incorporated by reference to Exhibit 10.14(f) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.8(a)	Amended and Restated Credit Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings, Inc., the Company, the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Legal Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.8(b)	First Amendment to the Amended and Restated Credit Agreement, dated August 18, 2004, among Cinemark, Inc., CNMK Holdings, Inc., Cinemark USA, Inc., the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Lead Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 10.15(b) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 13, 2005).

10.9	Amended and Restated Guaranty and Collateral Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings Inc., the Company and certain of it subsidiaries in favor of Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.10(a)	Stock Purchase Agreement dated as of August 18, 2004, among Cinemark Empreendimentos e Participacoes, Ltda, Venture II Equity Holdings Corporation, Inc. and Kristal Holdings Limited (incorporated by reference to Exhibit 10.20(a) to Cinemark, Inc.’s Quarterly Report on Form 10-Q (File No. 333-116292) filed May 13, 2005).

10.10(b)	Stock Purchase Agreement dated as of August 18, 2004, among Cinemark Empreendimentos e Participacoes, Ltda, Prona Global Ltd., Messrs. Edgar Gleich, Riccardo Arduini, Moises Pinsky, Eduardo Alalou, and Robert Luis Leme Klabin (incorporated by reference to Exhibit 10.20(b) to Cinemark, Inc.’s Quarterly Report on Form 10-Q (File No. 333-116292) filed May 13, 2005).

*31.1	Certification of Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith