Form 10-Q
period 2005-09-30
CINEMARK USA INC /TX
filed 2005-11-09
CIK 885975

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2005, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.

CINEMARK USA, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$133,738	$100,228
Inventories	4,109	4,237
Accounts receivable	14,723	11,303
Income tax receivable	—	7,037
Prepaid expenses and other	5,016	3,819

Total current assets	157,586	126,624

THEATRE PROPERTIES AND EQUIPMENT	1,369,952	1,307,088
Less accumulated depreciation and amortization	587,816	521,493

Theatre properties and equipment — net	782,136	785,595

OTHER ASSETS
Goodwill	44,283	45,006
Intangible assets — net	10,600	6,084
Investments in and advances to affiliates	2,179	1,710
Deferred charges and other assets — net	42,185	36,546

Total other assets	99,247	89,346

TOTAL ASSETS	$1,038,969	$1,001,565

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$6,841	$6,539
Income tax payable	3,001	—
Accounts payable and accrued expenses	99,050	122,324

Total current liabilities	108,892	128,863

LONG-TERM LIABILITIES
Senior credit agreements	261,332	265,510
Senior subordinated notes	353,721	354,894
Deferred income taxes	24,168	23,138
Deferred lease expenses	29,135	27,962
Deferred gain on sale leasebacks	3,366	3,641
Deferred revenues and other long-term liabilities	7,084	12,025

Total long-term liabilities	678,806	687,170

COMMITMENTS AND CONTINGENCIES	—	—

MINORITY INTERESTS IN SUBSIDIARIES	16,458	16,697

SHAREHOLDER’S EQUITY
Class A common stock, $.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and outstanding	49,543	49,543
Additional paid-in-capital	58,005	51,070
Retained earnings	206,740	169,577
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Accumulated other comprehensive loss	(55,242)	(77,122)

Total shareholder’s equity	234,813	168,835

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$1,038,969	$1,001,565

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
REVENUES
Admissions	$161,626	$164,174	$470,535	$486,735
Concession	80,461	82,077	234,564	242,664
Other	14,213	13,797	41,909	38,891

Total revenues	256,300	260,048	747,008	768,290

COSTS AND EXPENSES
Cost of operations:
Film rentals and advertising	86,262	88,357	253,511	261,528
Concession supplies	13,756	14,041	38,151	40,401
Salaries and wages	25,520	26,720	75,245	77,392
Facility lease expense	35,190	32,244	101,026	94,213
Utilities and other	32,022	29,692	90,884	84,424

Total cost of operations	192,750	191,054	558,817	557,958

General and administrative expenses	13,367	12,143	37,872	37,134
Stock option compensation and change of control expenses related to the Recapitalization	—	—	—	31,995
Depreciation and amortization	18,966	16,002	56,887	49,707
Impairment of long-lived assets	2,317	—	2,543	1,000
Loss on sale of assets and other	1,070	3,189	1,908	2,636

Total costs and expenses	228,470	222,388	658,027	680,430

OPERATING INCOME	27,830	37,660	88,981	87,860

OTHER INCOME (EXPENSE)
Interest expense	(11,014)	(10,047)	(32,535)	(32,429)
Amortization of debt issue costs	(697)	(702)	(2,075)	(1,969)
Interest income	2,182	564	4,206	1,442
Foreign currency exchange gain (loss)	262	(385)	(698)	187
Loss on early retirement of debt	—	(372)	—	(5,949)
Equity in income of affiliates	60	145	182	110
Minority interests in income of subsidiaries	(442)	(718)	(882)	(4,311)

Total other expenses	(9,649)	(11,515)	(31,802)	(42,919)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	18,181	26,145	57,179	44,941

Income taxes	7,538	6,524	20,016	13,825

INCOME FROM CONTINUING OPERATIONS	10,643	19,621	37,163	31,116

Income from discontinued operations, net of taxes (See Note 5)	—	868	—	667

NET INCOME	$10,643	$20,489	$37,163	$31,783

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine months ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$37,163	$31,783

Noncash items in net income:
Depreciation	54,802	49,221
Amortization of intangible and other assets	2,085	486
Amortization of foreign advanced rents	999	1,324
Amortized compensation — stock options	—	145
Amortization of debt issue costs	2,075	1,969
Amortization of gain on sale leasebacks	(274)	(274)
Amortization of debt discount and premium	(1,173)	(1,144)
Amortization of deferred revenues	(358)	(420)
Impairment of long-lived assets	2,543	1,000
Loss on sale of assets and other	1,908	2,636
Write-off unamortized debt issue costs and debt discount and premium related to the early retirement of debt	—	938
Write-off of unearned compensation related to the Recapitalization	—	1,595
Deferred lease expenses	1,173	222
Deferred income tax expenses	1,030	438
Equity in income of affiliates	(182)	(110)
Minority interests in income of subsidiaries	882	4,311
Other noncash items	—	743

Changes in assets and liabilities:
Inventories	128	158
Accounts receivable	(3,420)	435
Prepaid expenses and other	(1,197)	1,147
Other assets	(15,056)	(6,700)
Advances with affiliates	6,758	(395)
Accounts payable and accrued expenses	(19,609)	(36,914)
Other long-term liabilities	529	597
Income tax receivable/payable	10,038	(7,151)

Net cash provided by operating activities	80,844	46,040

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(47,676)	(59,233)
Proceeds from sale of theatre properties and equipment	1,266	3,419
Proceeds from sale of equity investment	—	1,250
Purchase of shares in National CineMedia	(7,329)	—
Purchase of minority partner shares in Cinemark Brasil	—	(44,958)
Purchase of minority partner shares in Cinemark Mexico	—	(5,379)
Dividends/capital returned from affiliates	284	203

Net cash used for investing activities	(53,455)	(104,698)

FINANCING ACTIVITIES
Capital contribution from parent	6,935	29,500
Retirement of senior subordinated notes	—	(122,750)
Proceeds from long-term debt	307	284,589
Repayments of long-term debt	(4,831)	(175,850)
Debt issue costs	(202)	(7,909)
Increase in deferred revenues	671	—
Increase in minority investment in subsidiaries	133	758
Decrease in minority investment in subsidiaries	(1,253)	(1,917)

Net cash provided by financing activities	1,760	6,421

Effect of exchange rate changes on cash and cash equivalents	4,361	(217)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,510	(52,454)
CASH AND CASH EQUIVALENTS:
Beginning of period	100,228	107,319

End of period	$133,738	$54,865

SUPPLEMENTAL INFORMATION (See Note 11)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, UNAUDITED)
1. The Company and Basis of Presentation
     Cinemark USA, Inc. and subsidiaries (the “Company”) are one of the leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation, with theatres in the United States (“U.S.”), Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The Company also managed additional theatres in the U.S., Canada, Brazil and Taiwan during the nine months ended September 30, 2005.
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
     These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2004, included in the Annual Report filed March 29, 2005 on Form 10-K by the Company under the Securities Exchange Act of 1934. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results to be achieved for the full year.
2. Recapitalization of Cinemark, Inc. and Refinancing of Certain Long-Term Debt
     Recapitalization of Cinemark, Inc. - On March 12, 2004, the Company’s parent, Cinemark, Inc., entered into an agreement and plan of merger with a newly formed subsidiary of Madison Dearborn Partners, LLC (“Madison”). The transaction was completed on April 2, 2004, at which time the newly formed subsidiary of Madison was merged with and into Cinemark, Inc., with Cinemark, Inc. continuing as the surviving corporation. Simultaneously, an affiliate of Madison purchased shares of common stock of Cinemark, Inc. for $518,245 in cash and became the controlling stockholder of Cinemark, Inc., owning approximately 83% of Cinemark, Inc.’s capital stock. Lee Roy Mitchell, the Company’s Chief Executive Officer, and the Mitchell Special Trust collectively retained approximately 16% ownership of Cinemark, Inc.’s capital stock with certain members of management owning the remaining 1%. Based on the terms of the transaction, including Mr. Mitchell’s ownership retention, the transaction was accounted for as a recapitalization, which resulted in Cinemark, Inc. and its subsidiaries retaining their historical book values. Since April 2, 2004, Madison sold approximately 10% of its stock in Cinemark, Inc. to outside investors and Cinemark, Inc. issued an additional 221 shares to other outside investors. As of September 30, 2005, Madison owned approximately 74% of the capital stock of Cinemark, Inc., outside investors owned approximately 9%, Lee Roy Mitchell and the Mitchell Special Trust collectively owned approximately 16% and certain members of management owned the remaining 1%.
     On March 31, 2004, Cinemark, Inc. issued $577,173 aggregate principal amount at maturity of 9 3/4% senior discount notes due 2014. The gross proceeds at issuance of $360,000 were used to fund in part the Recapitalization. Interest on the notes accretes until March 15, 2009 up to their aggregate principal amount. Cash interest will accrue and be payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2009. Due to the holding company status of Cinemark, Inc., payments of principal and interest under these notes will be dependent on loans, dividends and other payments from the Company to Cinemark, Inc. On September 22, 2005, Cinemark, Inc. repurchased $1,840 aggregate principal amount at maturity of the 9 3/4% senior discount notes as part of an open market purchase for approximately $1,302, including accreted interest. As of September 30, 2005, the accreted principal balance of the notes was $414,013 and the aggregate principal amount at maturity will be $575,333. Upon a change of control, Cinemark, Inc. would be required to make an offer to repurchase all of the 9 3/4% senior discount notes at a price equal to 101% of the accreted value of the notes plus accrued and unpaid interest, if any, through the date of purchase. The Company has no obligation, contingent or otherwise, to pay the amounts due under the 9 3/4% senior discount notes or to make funds available to pay those amounts. The 9 3/4% senior discount notes are general, unsecured senior obligations of Cinemark,

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, UNAUDITED)
Inc. that are effectively subordinated to indebtedness and other liabilities of the Company.
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

$45,729

     The net favorable leases and vendor contracts are presented as intangible assets on the Company’s condensed consolidated balance sheet as of September 30, 2005. The net favorable leases will be amortized over three to seventeen years based upon the pattern in which the economic benefits are realized during the terms of the lease agreements. The vendor contracts will be amortized on a straight-line basis over the remaining terms of the contracts. The average remaining years for the net favorable leases and the vendor contracts are approximately five and two years, respectively. As of September 30, 2005, accumulated amortization on the intangible assets was $1,388. The goodwill recorded as a result of the acquisition is deductible for tax purposes in Brazil.
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

$5,379

     The vendor contract, net favorable leases and tradename are presented as intangible assets on the Company’s condensed consolidated balance sheet as of September 30, 2005. The vendor contract will be amortized on a straight-line basis over the remaining term of the contract, which is approximately two years. The net favorable leases will be amortized over five to twenty-one years based upon the pattern in which the economic benefits are realized during the terms of the lease agreements. The average remaining years for the net favorable leases is approximately ten years. The tradename is an indefinite lived intangible asset and is not amortized, but will be tested for impairment annually. As of September 30, 2005, accumulated amortization on these intangible assets was $166. The goodwill recorded as a result of the acquisition is not deductible for tax purposes.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, UNAUDITED)
4. Investment in National CineMedia
     On July 15, 2005, Cinemark Media, Inc., a wholly-owned subsidiary of the Company, purchased a 20.7% interest in National CineMedia LLC (“National CineMedia”) for approximately $7,329. National CineMedia is a joint venture between Regal Entertainment Group, AMC Entertainment Inc. and the Company. National CineMedia provides marketing, sales and distribution of cinema advertising and promotional products; business communications and training services; and the distribution of digital alternative content. As part of the transaction, the Company and National CineMedia entered into an exhibitor services agreement, pursuant to which National CineMedia will provide advertising, promotion and event services to Cinemark’s theatres, and a software license agreement in connection with the licensing of certain software and related rights. Throughout the remainder of 2005, the Company is using only limited services offered by National CineMedia until the Company fulfills its existing contractual theatre advertising obligations.
     The Company is accounting for its investment in National CineMedia under the equity method of accounting. The Company’s investment in National CineMedia is included in investments in and advances to affiliates on the Company’s condensed consolidated balance sheets. During the nine months ended September 30, 2005, the Company did not record any equity income of National CineMedia since National CineMedia did not provide services to the Company during this period. The Company estimates that it will spend approximately $25,000 for digital projectors and related equipment necessary to show various digital media. As of September 30, 2005, the Company had purchased approximately $1,300 of this equipment and expects to purchase the remaining $23,700 over the next nine months.
     As part of the joint venture, the Company, Regal Entertainment Group, AMC Entertainment Inc. and National CineMedia signed a promissory note under which the Company, Regal Entertainment Group and AMC Entertainment Inc. are obligated to make loans to National CineMedia on a revolving basis as needed. The maximum amount that National CineMedia can borrow under the note is $11 million for which the Company’s obligation would be approximately $2.3 million. Amounts borrowed by National CineMedia are due in full upon the earlier of March 31, 2007 or an event of default as defined in the promissory note. National CineMedia will pay interest on outstanding amounts on a monthly basis at a rate of LIBOR plus 200 basis points. No amounts were outstanding under this promissory note as of September 30, 2005.
5. Discontinued Operations
     As of March 31, 2004, the Company’s two United Kingdom theatres met the criteria of assets held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” On April 30, 2004, the Company sold its two United Kingdom theatres through the sale of all of the capital stock of Cinemark Theatres UK, Ltd., its United Kingdom subsidiary. The Company received $2,646 in proceeds upon closing of the transaction and an additional $540 once the final working capital position was determined in accordance with the stock purchase agreement. The sale resulted in a loss of $463, which was recorded during the nine months ended September 30, 2004.
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
     The results of operations for the United Kingdom and Interstate theatres have been classified as discontinued operations for all periods presented. Amounts reported as discontinued operations in the Company’s condensed consolidated statements of income include the following components:

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, UNAUDITED)

	Three Months Ended	Nine months ended
	September 30, 2004	September 30, 2004

REVENUES
Admissions	$1,210	$4,125
Concession	1,774	4,318
Other	272	872

Total revenues	3,256	9,315

COSTS AND EXPENSES
Cost of operations:
Film rentals and advertising	534	1,834
Concession supplies	303	706
Salaries and wages	603	1,816
Facility lease expense	383	1,396
Utilities and other	525	1,708

Total cost of operations	2,348	7,460
General and administrative expenses	—	498
Depreciation and amortization	52	238
(Gain) loss on sale of assets and other	(103)	463

Total costs and expenses	2,297	8,659

OPERATING INCOME	959	656
Minority interests in income of subsidiaries	(77)	(41)

INCOME BEFORE INCOME TAXES	882	615
Income tax expense (benefit)	14	(52)

Income from discontinued operations	$868	$667

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
     Although the Company did not have any options outstanding during the periods presented, compensation expense related to outstanding options of Cinemark, Inc. was recorded in the Company’s condensed consolidated statements of income during the nine months ended September 30, 2004. The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for stock option plans. Had compensation costs been determined

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, UNAUDITED)
based on the fair value at the date of grant for awards under the plans, consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, the Company’s net income would have been reduced to the pro-forma amounts indicated below:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income as reported	$10,643	$20,489	$37,163	$31,783
Compensation expense included in reported net income, net of tax	—	—	—	88
Compensation expense under fair value method, net of tax	(741)	(1,212)	(2,223)	(1,374)

Pro-forma net income	$9,902	$19,277	$34,940	$30,497

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
7. Goodwill and Other Intangible Assets
     The Company’s goodwill was as follows:

				Foreign
		Purchase Price		Currency
	Balance at	Allocation	Impairment	Translation	Balance at
	December 31, 2004	Adjustment	Charges	Adjustment	September 30, 2005
United States	$4,932	$—	$(667)	$—	$4,265
Brazil	30,069	(2,961)	—	4,862	31,970
Mexico	3,884	(2,098)	—	26	1,812
Chile	3,206	—	—	157	3,363
Peru	2,679	—	—	(50)	2,629
Argentina	236	—	—	8	244

Total	$45,006	$(5,059)	$(667)	$5,003	$44,283

     During the nine months ended September 30, 2005, the Company recorded an impairment charge of $667 to write-down goodwill on one theatre in the United States to its estimated fair value. During the nine months ended September 30, 2005, the Company recorded intangible assets as a result of the final purchase price allocations for its Brazil and Mexico acquisitions (see Note 3).

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, UNAUDITED)
     Intangible assets consisted of the following:

	September 30,	December 31,
	2005	2004
Capitalized licensing fees	$8,250	$7,750
Vendor contracts	3,285	—
Net favorable leases	1,434	—
Other intangible assets	450	438
Less: Accumulated amortization	(4,081)	(2,120)

Amortized intangible assets	9,338	6,068
Tradename	1,246	—
Other unamortized intangible assets	16	16

Total	$10,600	$6,084

     Aggregate amortization expense of $2,085 for the nine months ended September 30, 2005 consisted of $1,961 of amortization of intangible assets and $124 of amortization of other assets. Estimated aggregate future amortization expense for intangible assets is as follows:

For the three months ended December 31, 2005	$528
For the twelve months ended December 31, 2006	1,656
For the twelve months ended December 31, 2007	1,198
For the twelve months ended December 31, 2008	946
For the twelve months ended December 31, 2009	719
Thereafter	4,291

Total	$9,338

8. Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.
     The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, goodwill carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the sharing of a market with other Company theatres, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis or a group basis if the group of theatres shares the same marketplace, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset with its estimated fair value, which is determined based on a multiple of cash flows. When estimated fair value is determined to be lower than the carrying value of the long-lived asset, the asset is written down to its estimated fair value and the impairment loss is recognized in the Company’s condensed consolidated statements of income. During the nine months ended September 30, 2005, the Company recorded asset impairment charges of $2,543 to write-down long-lived assets for five theatres in the United States, which included $667 of goodwill, and two theatres in Chile, to their estimated fair values.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, UNAUDITED)
9. Foreign Currency Translation
     The accumulated other comprehensive loss account in shareholder’s equity of $55,242 and $77,122 at September 30, 2005 and December 31, 2004, respectively, primarily relates to the cumulative foreign currency adjustments from translating the financial statements of Cinemark Argentina, S.A., Cinemark Brasil S.A., Cinemark de Mexico, S.A. de C.V. and Cinemark Chile S.A. into U.S. dollars.
     In 2005 and 2004, all foreign countries where the Company has operations, including Argentina, Brazil, Mexico and Chile were deemed non-highly inflationary. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account recorded as an increase in, or reduction of, shareholder’s equity.
     On September 30, 2005, the exchange rate for the Brazilian real was 2.22 reais to the U.S. dollar (the exchange rate was 2.65 reais to the U.S. dollar at December 31, 2004). As a result, the effect of translating the September 30, 2005 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in shareholder’s equity of $17,680. At September 30, 2005, the total assets of the Company’s Brazilian subsidiaries were U.S. $126,476.
     On September 30, 2005, the exchange rate for the Mexican peso was 10.81 pesos to the U.S. dollar (the exchange rate was 11.22 pesos to the U.S. dollar at December 31, 2004). As a result, the effect of translating the September 30, 2005 Mexican financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in shareholder’s equity of $3,183. At September 30, 2005, the total assets of the Company’s Mexican subsidiaries were U.S. $101,105.
     On September 30, 2005, the exchange rate for the Argentine peso was 2.88 pesos to the U.S. dollar (the exchange rate was 2.97 pesos to the U.S. dollar at December 31, 2004). As a result, the effect of translating the September 30, 2005 Argentine financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in shareholder’s equity of $490. At September 30, 2005, the total assets of the Company’s Argentine subsidiaries were U.S. $17,401.
     On September 30, 2005, the exchange rate for the Chilean peso was 533.69 pesos to the U.S. dollar (the exchange rate was 559.83 pesos to the U.S. dollar at December 31, 2004). As a result, the effect of translating the September 30, 2005 Chilean financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in shareholder’s equity of $641. At September 30, 2005, the total assets of the Company’s Chilean subsidiaries were U.S. $19,831.
10. Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the condensed consolidated financial statements. The Company’s comprehensive income was as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$10,643	$20,489	$37,163	$31,783
Foreign currency translation adjustment	6,655	6,266	21,880	1,152

Comprehensive income	$17,298	$26,755	$59,043	$32,935

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, UNAUDITED)
11. Supplemental Cash Flow Information
     The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Nine months ended
	September 30,
	2005	2004
Cash paid for interest	$41,172	$43,889
Net cash paid (refunds received) for income taxes	$(1,228)	$16,274

Noncash activities:
Change in construction lease obligations related to construction of theatres	$(5,783)	$—
Changes in accounts payable and accrued expenses for the acquisition of theatre properties and equipment	$1,607	$2,846
12. Financial Information About Geographic Areas
     The Company operates in one business segment as a motion picture exhibitor. The Company has operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia, which are reflected in the condensed consolidated financial statements. Below is a breakdown of select financial information by geographic area:

	Nine months ended
	September 30,
Revenues	2005	2004
U.S. and Canada (1)	$553,631	$582,284
Brazil	81,614	68,118
Mexico	54,939	59,930
Other foreign countries (1)	58,028	59,185
Eliminations	(1,204)	(1,227)

Total	$747,008	$768,290

Theatre Properties and	September 30,	December 31,
Equipment-net	2005	2004
U.S. and Canada	$621,957	$622,578
Brazil	56,369	51,982
Mexico	54,016	61,043
Other foreign countries	49,794	49,992

Total	$782,136	$785,595

(1)	Revenues for the nine months ended September 30, 2004 do not include results of the two United Kingdom theatres or the eleven Interstate theatres that were sold during 2004, as the results of operations for these theatres are included as discontinued operations for all periods presented.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, UNAUDITED)
13. New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Non-monetary Assets-Amendment of APB Opinion No. 29”. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s condensed consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non employees. SFAS No. 123(R) eliminates the intrinsic value measurement objective in APB Opinion No. 25 and generally requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model, which is consistent with the terms of the award, or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). The standard also requires the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. The Company is required to apply SFAS No. 123(R) to all awards granted, modified or settled in its first annual reporting period after December 15, 2005. The Company will be required to use the “modified prospective method”, under which it must recognize compensation cost for all awards granted after it adopts the standard and for the unvested portion of previously granted awards that are outstanding on that date. The Company performed a preliminary analysis of the impact of SFAS 123(R), and estimates that it will have approximately 1,538 unvested options outstanding on January 1, 2006 and the pre-tax compensation expense related to these options will be approximately $2,900 for the year ended December 31, 2006.
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

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, UNAUDITED)
14. Related Party Transactions
     The Company has paid certain fees and expenses on behalf of its parent, Cinemark, Inc., and Cinemark, Inc. has paid certain fees and expenses on behalf of the Company. These transactions are included in investments in and advances to affiliates on the Company’s condensed consolidated balance sheets. At September 30, 2005, the amount due to Cinemark, Inc. was $6,411. The Company also received capital contributions from Cinemark, Inc. totaling $6,935 during the nine months ended September 30, 2005 related to an income tax benefit recorded on Cinemark, Inc. that was contributed to the Company.
     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50 million and 3% of annual theatre revenues in excess of $50 million. The Company recorded $149 of management fee revenues and received $450 in dividends from Laredo during the nine months ended September 30, 2005. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.
     The Company leases one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”). Plitt Plaza is indirectly owned by Lee Roy Mitchell. Annual rent is approximately $118 plus certain taxes, maintenance expenses and insurance. The Company recorded $116 of facility lease expense payable to Plitt Plaza joint venture during the nine months ended September 30, 2005.
     The Company entered into an amended and restated profit participation agreement on March 12, 2004 with its President, Alan Stock, which became effective upon consummation of the Recapitalization and amends a profit participation agreement with Mr. Stock in effect since May 2002. Under the agreement, Mr. Stock receives a profit interest in two theatres once the Company has recovered its capital investment in these theatres plus its borrowing costs. During the nine months ended September 30, 2005, the Company recorded $435 in profit participation expense payable to Mr. Stock, which is included in general and administrative expenses on the Company’s condensed consolidated statements of income. In the event that Mr. Stock’s employment is terminated without cause, profits will be distributed according to a formula set forth in the profit participation agreement.
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
16. Condensed Consolidating Financial Statements of Subsidiary Guarantors
     As of September 30, 2005, the Company had outstanding $342,250 aggregate principal amount of 9% senior subordinated notes due 2013. These senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by the following subsidiaries of Cinemark USA, Inc.:
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
     The following supplemental condensed consolidating financial statements present:
1. Condensed consolidating balance sheets as of September 30, 2005 and December 31, 2004 and condensed consolidating statements of income and cash flows for each of the nine months ended September 30, 2005 and 2004.
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

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
SEPTEMBER 30, 2004
(in thousands)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$31,875	$27,052	$74,811	$—	$133,738
Inventories	1,733	1,134	1,242	—	4,109
Accounts receivable	15,062	20,344	6,922	(27,605)	14,723
Income tax receivable	3,436	152	7,748	(11,336)	—
Prepaid expenses and other	7,106	665	917	(3,672)	5,016

Total current assets	59,212	49,347	91,640	(42,613)	157,586

THEATRE PROPERTIES AND EQUIPMENT — net	284,674	316,952	180,510	—	782,136

OTHER ASSETS
Goodwill	6,818	2,452	34,904	109	44,283
Investments in and advances to affiliates	635,341	567,928	8,196	(1,209,286)	2,179
Intangible assets, deferred charges and other assets — net	23,355	5,167	83,397	(59,134)	52,785

Total other assets	665,514	575,547	126,497	(1,268,311)	99,247

TOTAL ASSETS	$1,009,400	$941,846	$398,647	$(1,310,924)	$1,038,969

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$2,656	$—	$4,185	$—	$6,841
Income tax payable	7,035	—	7,302	(11,336)	3,001
Accounts payable and accrued expenses	55,788	32,195	40,989	(29,922)	99,050

Total current liabilities	65,479	32,195	52,476	(41,258)	108,892

LONG-TERM LIABILITIES
Long-term debt, less current portion	635,718	44,018	71,704	(136,387)	615,053
Deferred income taxes	15,064	11,882	(2,778)	—	24,168
Other long-term liabilities and deferrals	31,368	73,829	8,050	(73,662)	39,585

Total long-term liabilities	682,150	129,729	76,976	(210,049)	678,806

COMMITMENTS AND CONTINGENCIES	—	—	—	—	—

MINORITY INTERESTS IN SUBSIDIARIES	—	296	16,162	—	16,458

SHAREHOLDER’S EQUITY
Common stock	49,543	19	167,802	(167,821)	49,543
Other shareholder’s equity	212,228	779,607	85,231	(891,796)	185,270

Total shareholder’s equity	261,771	779,626	253,033	(1,059,617)	234,813

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$1,009,400	$941,846	$398,647	$(1,310,924)	$1,038,969

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2005
(in thousands)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUES	$336,302	$256,016	$206,362	$(51,672)	$747,008

COSTS AND EXPENSES
Cost of operations	293,563	162,431	154,495	(51,672)	558,817
General and administrative expenses	3,370	22,726	11,776	—	37,872
Depreciation and amortization	17,307	18,166	21,414	—	56,887
Impairment of long-lived assets	898	904	741	—	2,543
Loss on sale of assets and other	691	864	353	—	1,908

Total costs and expenses	315,829	205,091	188,779	(51,672)	658,027

OPERATING INCOME	20,473	50,925	17,583	—	88,981

OTHER INCOME (EXPENSE)
Interest expense	(32,688)	(2,634)	(4,866)	7,653	(32,535)
Amortization of debt issue costs	(2,060)	—	(15)	—	(2,075)
Interest income	3,465	5,103	3,292	(7,654)	4,206
Foreign currency exchange loss	—	—	(698)	—	(698)
Equity in income of affiliates	57,824	13,215	82	(70,939)	182
Minority interests in income of subsidiaries	—	(163)	(719)	—	(882)

Total other income (expense)	26,541	15,521	(2,924)	(70,940)	(31,802)

INCOME BEFORE INCOME TAXES	47,014	66,446	14,659	(70,940)	57,179

Income taxes	8,362	9,482	2,172	—	20,016

NET INCOME	$38,652	$56,964	$12,487	$(70,940)	$37,163

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2005
(in thousands)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$38,652	$56,964	$12,487	$(70,940)	$37,163

Noncash items in net income:
Depreciation and amortization	17,562	18,166	22,428	—	58,156
Impairment of long-lived assets	898	904	741	—	2,543
Loss on sale of assets and other	691	864	353	—	1,908
Deferred lease expenses	873	(11)	311	—	1,173
Deferred income tax expenses	(8,280)	9,277	33	—	1,030
Equity in income of affiliates	(57,824)	(13,215)	(82)	70,939	(182)
Minority interests in income of subsidiaries	—	163	719	—	882
Changes in assets and liabilities	(1,622)	(9,209)	(20,604)	9,606	(21,829)

Net cash provided by (used for) operating activities	(9,050)	63,903	16,386	9,605	80,844

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(10,752)	(23,232)	(13,692)	—	(47,676)
Proceeds from sale of theatre properties and equipment	679	80	507	—	1,266
Purchase of shares in National CineMedia	—	—	(7,329)	—	(7,329)
Net transactions with affiliates	21,976	(31,053)	21,600	(12,239)	284

Net cash provided by (used for) investing activities	11,903	(54,205)	1,086	(12,239)	(53,455)

FINANCING ACTIVITIES
Capital contribution from parent	6,935	—	—	—	6,935
Proceeds from long-term debt	—	7	300	—	307
Repayments of long-term debt	(1,950)	(56)	(2,825)	—	(4,831)
Debt issue costs	(202)	—	—	—	(202)
Change in intercompany notes	—	—	(2,634)	2,634	—
Increase in deferred revenue	671	—	—	—	671
Increase in minority investment in subsidiaries	—	—	133	—	133
Decrease in minority investment in subsidiaries	—	(150)	(1,103)	—	(1,253)

Net cash provided by (used for) financing activities	5,454	(199)	(6,129)	2,634	1,760

Effect of exchange rate changes on cash and cash equivalents	—	—	4,361	—	4,361

INCREASE IN CASH AND CASH EQUIVALENTS	8,307	9,499	15,704	—	33,510

CASH AND CASH EQUIVALENTS:
Beginning of period	23,568	17,553	59,107	—	100,228

End of period	$31,875	$27,052	$74,811	$—	$133,738

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

SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2004
(in thousands)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUES	$356,463	$270,500	$199,724	$(58,397)	$768,290

COSTS AND EXPENSES
Cost of operations	307,843	164,453	144,439	(58,777)	557,958
General and administrative expenses	7,745	50,257	10,747	380	69,129
Depreciation and amortization	16,014	17,075	16,618	—	49,707
Impairment of long-lived assets	—	1,000	—	—	1,000
Loss on sale of assets and other	1,741	778	117	—	2,636

Total costs and expenses	333,343	233,563	171,921	(58,397)	680,430

OPERATING INCOME	23,120	36,937	27,803	—	87,860

OTHER INCOME (EXPENSE)
Interest expense	(32,669)	(2,621)	(4,892)	7,753	(32,429)
Amortization of debt issue costs	(1,927)	—	(42)	—	(1,969)
Interest income	3,062	4,883	1,250	(7,753)	1,442
Foreign currency exchange gain	—	—	187	—	187
Loss on early retirement of debt	(5,949)	—	—	—	(5,949)
Equity in income of affiliates	46,464	15,965	136	(62,455)	110
Minority interests in income of subsidiaries	—	(549)	(3,762)	—	(4,311)

Total other income (expense)	8,981	17,678	(7,123)	(62,455)	(42,919)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES (BENEFIT)	32,101	54,615	20,680	(62,455)	44,941

Income taxes (benefit)	(175)	9,790	4,210	—	13,825

INCOME FROM CONTINUING OPERATIONS	32,276	44,825	16,470	(62,455)	31,116

Income from discontinued operations, net of taxes	—	—	667	—	667

NET INCOME	$32,276	$44,825	$17,137	$(62,455)	$31,783

SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2004
(in thousands)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$32,276	$44,825	$17,137	$(62,455)	$31,783

Noncash items in net income:
Depreciation and amortization	16,248	17,075	17,984	—	51,307
Impairment of long-lived assets	—	1,000	—	—	1,000
Loss on sale of assets and other	1,741	778	117	—	2,636
Write-off unamortized debt issue costs and debt premium/discount	938	—	—	—	938
Write-off of unearned compensation related to Recapitalization	1,595	—	—	—	1,595
Deferred lease expenses	1,004	(9)	(773)	—	222
Deferred income tax expenses	(9,478)	9,720	196	—	438
Equity in income of affiliates	(46,464)	(15,965)	(136)	62,455	(110)
Minority interests in income of subsidiaries	—	549	3,762	—	4,311
Other noncash items	—	—	743	—	743
Changes in assets and liabilities	(63,081)	16,076	(588)	(1,230)	(48,823)

Net cash provided by (used for) operating activities	(65,221)	74,049	38,442	(1,230)	46,040
INVESTING ACTIVITIES
Additions to theatre properties and equipment	(8,770)	(31,728)	(18,735)	—	(59,233)
Proceeds from sale of theatre properties and equipment	—	—	3,419	—	3,419
Proceeds from sale of equity investment	1,250	—	—	—	1,250
Purchase of minority partner shares in Cinemark Brasil	—	—	(44,958)	—	(44,958)
Purchase of minority partner shares in Cinemark Mexico	—	(5,379)	—	—	(5,379)
Net transactions with affiliates	14,455	(45,941)	34,897	(3,208)	203

Net cash provided by (used for) investing activities	6,935	(83,048)	(25,377)	(3,208)	(104,698)

FINANCING ACTIVITIES
Capital contribution from parent	29,500	—	—	—	29,500
Retirement of senior subordinated notes	(122,750)	—	—	—	(122,750)
Increase in long-term debt	282,510	—	2,079	—	284,589
Decrease in long-term debt	(170,531)	—	(5,319)	—	(175,850)
Increase in debt issue cost	(7,859)	—	(50)	—	(7,909)
Change in intercompany notes	—	—	(4,438)	4,438	—
Increase in minority investment in subsidiaries	—	—	758	—	758
Decrease in minority investment in subsidiaries	—	(188)	(1,729)	—	(1,917)

Net cash provided by (used for) financing activities	10,870	(188)	(8,699)	4,438	6,421

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(217)	—	(217)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(47,416)	(9,187)	4,149	—	(52,454)

CASH AND CASH EQUIVALENTS:
Beginning of period	46,919	9,523	50,877	—	107,319

End of period	$(497)	$336	$55,026	$—	$54,865

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.
     We are one of the leaders in the motion picture exhibition industry, in terms of both revenues and the number of screens in operation, with theatres in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing programs, pay phones, ATM machines and electronic video games located in some of our theatres. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Highly anticipated films such as Star Wars: Episode III – Revenge of the Sith, Madagascar and War of the Worlds were released during the first nine months of 2005. Film releases scheduled for the remainder of 2005 include high profile films such as King Kong, Harry Potter and the Goblet of Fire, and The Chronicles of Narnia: The Lion, the Witch and the Wardrobe.
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
     Facility lease expense is primarily a fixed cost at the theatre level as most of our facility leases require a fixed monthly minimum rent payment. Certain of our leases are subject to monthly percentage rent only, which is accrued each month based on actual revenues. Certain of our other theatres require payment of percentage rent in addition to fixed monthly rent if a target annual revenue level is achieved. Percentage rent expense is recorded for these theatres on a monthly basis if the theatre’s historical performance or forecasted performance indicates that the annual target will be reached. The estimate of percentage rent expense recorded during the year is based on a trailing twelve months of revenues. Once annual revenues are known, which is generally at the end of the year, the percentage rent expense is adjusted based on actual revenues.
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
Goodwill
     Our recorded goodwill was $44.3 million at September 30, 2005. We evaluate goodwill for impairment annually at fiscal year-end and any time events or circumstances indicate the carrying amount of the goodwill may not be fully recoverable. We evaluate goodwill for impairment on an individual theatre basis, which is the lowest level of identifiable cash flows and the level at which goodwill is recorded. The evaluation is a two-step approach requiring us to compute the fair value of a theatre and compare it with its carrying value. If the carrying value exceeds fair value, a second step would be performed to measure the potential goodwill impairment. Fair value is determined based on a multiple of cash flows, which was seven times for the year ended December 31, 2004. When estimated fair value is determined to be lower than the carrying value of the asset, the asset is written down to its estimated fair value.
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

Results of Operations
     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income:

	% of Revenues		% of Revenues
	Three Months Ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Admissions	63.1%	63.1%	63.0%	63.4%
Concession	31.4%	31.6%	31.4%	31.6%
Other	5.5%	5.3%	5.6%	5.0%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of operations	75.2%	73.5%	74.8%	72.6%
General and administrative expenses	5.2%	4.7%	5.1%	4.8%
Stock option compensation and change of control expenses	—	—	—	4.2%
Depreciation and amortization	7.4%	6.2%	7.6%	6.5%
Impairment of long-lived assets	0.9%	0.0%	0.3%	0.1%
Loss on sale of assets and other	0.4%	1.1%	0.3%	0.4%

Total costs and expenses	89.1%	85.5%	88.1%	88.6%

Operating income	10.9%	14.5%	11.9%	11.4%

Three months ended September 30, 2005 and 2004
     Revenues. Total revenues for the three months ended September 30, 2005 (“third quarter of 2005”) decreased to $256.3 million from $260.0 million for the three months ended September 30, 2004 (“third quarter of 2004”), representing a 1.4% decrease. Admissions revenues decreased 1.6% to $161.6 million for the third quarter of 2005 from $164.2 million for the third quarter of 2004. Concession revenues decreased 2.0% to $80.5 million for the third quarter of 2005 from $82.1 million for the third quarter of 2004. The decrease in admissions revenues was attributable to a decrease in attendance partially offset by an increase in average ticket prices. Attendance declined from 47.6 million patrons for the third quarter of 2004 to 43.1 million patrons for the third quarter of 2005 while average ticket prices increased from $3.45 for the third quarter of 2004 to $3.75 for the third quarter of 2005. The decrease in concession revenues was attributable to the decrease in attendance partially offset by an increase in concession revenues per patron, which increased from $1.72 for the third quarter of 2004 to $1.87 for the third quarter of 2005. The decrease in attendance for the third quarter of 2005 was primarily due to the decline in the quality of films released during the third quarter of 2005 compared to the third quarter of 2004. The increases in average ticket prices and concession revenues per patron were primarily due to price increases implemented during the fourth quarter of 2004 and also due to favorable exchange rates in certain countries in which we operate. Revenues per screen decreased 4.3% to $78,704 for the third quarter of 2005 from $82,248 for the third quarter of 2004.
     Cost of Operations. Cost of operations was $192.8 million, or 75.2% of revenues, for the third quarter of 2005 compared to $191.1 million, or 73.5% of revenues, for the third quarter of 2004. The increase, as a percentage of revenues, was primarily due to the decrease in revenues and the fixed nature of some of our theatre operating costs, such as facility lease expense, utilities and other costs.
     Film rentals and advertising costs were $86.3 million, or 53.4% of admissions revenues, for the third quarter of 2005 compared to $88.4 million, or 53.8% of admissions revenues, for the third quarter of 2004. The slight decrease in film rentals and advertising costs as a percentage of admissions revenues was related to the decline in the quality of films released during the third quarter of 2005 compared to the third quarter of 2004. Concession supplies expense was $13.8 million, or 17.1% of concession revenues, for the third quarter of 2005 compared to $14.0 million, or 17.1% of concession revenues, for the third quarter of 2004.

     Salaries and wages decreased to $25.5 million for the third quarter of 2005 from $26.7 million for the third quarter of 2004 primarily due to strategic reductions in certain variable salaries and wages related to the decrease in attendance. Facility lease expense increased to $35.2 million for the third quarter of 2005 from $32.2 million for the third quarter of 2004 primarily due to new theatre openings. Utilities and other costs increased to $32.0 million for the third quarter of 2005 from $29.7 million for the third quarter of 2004 primarily due to higher utility costs and new theatre openings.
     General and Administrative Expenses. General and administrative expenses increased to $13.4 million for the third quarter of 2005 from $12.1 million for the third quarter of 2004. The increase was primarily due to increases in legal, accounting and consulting expenses primarily related to the review of potential acquisition targets.
     Depreciation and Amortization. Depreciation and amortization expense was $19.0 million for the third quarter of 2005 compared to $16.0 million for the third quarter of 2004. The increase was primarily due to new theatre openings since the third quarter of 2004 and amortization of intangible assets recorded as a result of the final purchase price allocations for the Brazil and Mexico acquisitions (see Note 3).
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $2.3 million during the third quarter of 2005, which included the write-down of three theatres in the United States, including $0.7 million of goodwill, and two theatres in Chile to their estimated fair values.
     Loss on Sale of Assets and Other. Loss on sale of assets and other was $1.1 million for the third quarter of 2005 compared to $3.2 million for the third quarter of 2004. The loss recorded during the third quarter of 2005 was primarily due to property damage sustained at three of our theatres due to the recent hurricanes along the Gulf of Mexico coast. The loss recorded during the third quarter of 2004 consisted primarily of a write-off of a license agreement that was terminated, a write-off of theatre equipment that was replaced and a write-off of theatre equipment and goodwill associated with theatres that closed during the quarter.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, was $11.7 million for the third quarter of 2005 compared to $10.7 million for the third quarter of 2004. The increase in interest expense is primarily due to an increase in average interest rates on our variable rate debt.
     Loss on Early Retirement of Debt. During the third quarter of 2004, we recorded a loss on early retirement of debt of $0.4 million, which represented the write-off of unamortized bond discount and tender offer repurchase costs, including premiums paid, and other fees associated with the repurchase and subsequent retirement of our remaining 8 1/2% senior subordinated notes.
     Income Taxes. Income tax expense was $7.5 million for the third quarter of 2005 compared to income tax expense of $6.5 million recorded for the third quarter of 2004. The effective tax rate was 41.5% for the third quarter of 2005 versus 25.0% for the third quarter of 2004. The increase in the effective tax rate is primarily due to the effect of the interim reporting for the revaluation of certain deferred tax assets that occurred during the third quarter of 2005.
     Income from Discontinued Operations, Net of Taxes. We recorded income from discontinued operations, net of taxes, of $0.9 million during the third quarter of 2004. The income for the third quarter of 2004 includes the results of operations of the eleven Interstate theatres that were sold on December 23, 2004. See Note 5 to the condensed consolidated financial statements.
Nine months ended September 30, 2005 and 2004
     Revenues. Total revenues for the nine months ended September 30, 2005 (“the 2005 period”) decreased to $747.0 million from $768.3 million for the nine months ended September 30, 2004 (“the 2004 period”), representing a 2.8% decrease. Admissions revenues decreased 3.3% to $470.5 million for the 2005 period from $486.7 million for the 2004 period. Concession revenues decreased 3.3% to $234.6 million for the 2005 period from $242.7 million for the 2004 period. The decrease in admissions revenues was attributable to a decrease in attendance partially offset by an increase in average ticket prices. Attendance declined from 137.2 million patrons for the 2004 period to 123.5 million patrons for the 2005 period while average ticket prices increased from $3.55 for the 2004 period to $3.81 for the 2005 period. The decrease in concession revenues was attributable to the decrease in attendance partially offset by an increase in concession revenues per patron, which increased from $1.77 for the 2004 period to $1.90 for the 2005 period. The decrease in attendance for the 2005 period was primarily due to the decline in the quality of films released during the 2005 period compared to the 2004 period. The increases in average ticket prices and concession revenues per patron were primarily due to price increases implemented during the fourth quarter of 2004 and also due to favorable exchange rates in certain countries in which we operate. Revenues per screen decreased 5.7% to $232,185 for the 2005 period from $246,136 for the 2004 period.
     Cost of Operations. Cost of operations was $558.8 million, or 74.8% of revenues, for the 2005 period compared to $558.0 million, or 72.6% of revenues, for the 2004 period. The increase, as a percentage of revenues, was primarily due to the decrease in revenues and the fixed nature of some of our theatre operating costs, such as components of facility lease expense and utilities and other costs.
     Film rentals and advertising costs were $253.5 million, or 53.9% of admissions revenues, for the 2005 period compared to $261.5 million, or 53.7% of admissions revenues, for the 2004 period. The increase in film rentals and advertising costs as a percentage of admissions revenues was primarily related to the high film rental costs associated with certain major films released during 2005. Concession supplies expense was $38.2 million, or 16.3% of concession revenues, for the 2005 period compared to $40.4 million, or 16.6% of concession revenues, for the 2004 period. The decrease in concession supplies expense as a percentage of concession revenues was primarily due to price increases implemented during the fourth quarter of 2004 and an increase in concession rebates.
     Salaries and wages decreased to $75.2 million for the 2005 period from $77.4 million for the 2004 period primarily due to strategic reductions in certain variable salaries and wages related to the decrease in attendance. Facility lease expense increased to $101.0 million for the 2005 period from $94.2 million for the 2004 period primarily due to new theatre openings. Utilities and other costs increased to $90.9 million for the 2005 period from $84.4 million for the 2004 period primarily due to higher utility costs and new theatre openings.
     General and Administrative Expenses. General and administrative expenses, excluding the stock option compensation and change of control expenses related to the Recapitalization, increased to $37.9 million for the 2005 period from $37.1 million for the 2004 period. The increase was primarily due to increases in insurance expense, consulting expenses and credit card service fees.
     Stock option compensation expense of $16.3 million and change of control fees of $15.7 million were recorded during the 2004 period as a result of the Recapitalization. See Note 2 to the condensed consolidated financial statements.
     Depreciation and Amortization. Depreciation and amortization expense was $56.9 million for the 2005 period compared to $49.7 million for the 2004 period. The increase is primarily due to new theatre openings since the 2004 period and amortization of intangible assets recorded as a result of the final purchase price allocations for the Brazil and Mexico acquisitions (see Note 3).
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $2.5 million during the 2005 period compared to $1.0 million for the 2004 period. Impairment charges for 2005 include the write-down of five theatres in the United States, including $0.7 million of goodwill, and two theatres in Chile to their estimated fair values. The impairment charge for 2004 was to write-down one theatre located in the United States to its estimated fair value.
     Loss on Sale of Assets and Other. Loss on sale of assets and other was $1.9 million for the 2005 period compared to $2.6 million for the 2004 period. The loss recorded during 2005 was primarily due to property damages sustained at three of our theatres due to the recent hurricanes along the Gulf of Mexico coast and the write-off of some theatre equipment that was replaced. The loss recorded during 2004 consisted primarily of a write-off of a license agreement that was terminated, a write-off of theatre equipment that was replaced and a write-off of theatre equipment and goodwill associated with theatres that closed during the 2004 period.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, was $34.6 million for the 2005 period compared to $34.4 million for the 2004 period. The increase in interest expense is primarily due to an increase in average interest rates on our variable rate debt.

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
     Income Taxes. Income tax expense of $20.0 million was recorded for the 2005 period compared to $13.8 million recorded for the 2004 period. The effective tax rate was 35.0% for the 2005 period versus 30.8% for the 2004 period. The increase in the effective tax rate is primarily due to the effect of the interim reporting for the revaluation of certain deferred tax assets that occurred during the 2005 period.
     Income from Discontinued Operations, Net of Taxes. We recorded income from discontinued operations, net of taxes, of $0.7 million during the 2004 period. The income for 2004 includes the results of operations of our two United Kingdom theatres that were sold on April 30, 2004 and the results of operations of the eleven Interstate theatres that were sold on December 23, 2004. See Note 5 to the condensed consolidated financial statements.
Liquidity and Capital Resources
Operating Activities
     We primarily collect our revenues in cash, mainly through box office receipts and the sale of concession supplies. We also continue to expand the number of theatres that provide the patron a choice of using a credit card, in place of cash, which we convert to cash in approximately three to four days. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities, as reflected in the condensed consolidated statements of cash flows, amounted to $80.8 million for the nine months ended September 30, 2005 compared to $46.0 million for the nine months ended September 30, 2004. The increase in cash provided by operating activities is primarily due to the stock option compensation and change of control expenses related to the Recapitalization that were paid during the nine months ended September 30, 2004.
Investing Activities
     Our investing activities have been principally related to the development and acquisition of additional theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our amended senior secured credit facility. Cash used for investing activities, as reflected in the condensed consolidated statements of cash flows, amounted to $53.5 million for the nine months ended September 30, 2005 compared to $104.7 million for the nine months ended September 30, 2004. The decrease in cash used for investing activities is primarily due to the funding of the Brazil acquisition ($45.0 million) and the Mexico acquisition ($5.4 million) during the nine months ended September 30, 2004 (See Note 3 to the condensed consolidated financial statements for further discussion of these acquisitions.) and a decrease in capital expenditures. Capital expenditures for the nine months ended September 30, 2005 included capital expenditures for new theatres of $33.8 million and capital expenditures for existing theatres of $13.9 million. During the nine months ended September 30, 2005, the Company purchased a 20.7% interest in National CineMedia, LLC for approximately $7.3 million. (See Note 4 to the condensed consolidated financial statements for further discussion of this investment.)
     We continue to expand our U.S. theatre circuit. We opened seven new theatres with 76 screens during the nine months ended September 30, 2005. At September 30, 2005, our total domestic screen count was 2,369 screens (12 of which are in Canada). At September 30, 2005, we had signed commitments to open four new theatres with 52 screens in domestic markets by the end of 2005 and open 12 new theatres with 174 screens in domestic markets subsequent to 2005. We estimate the remaining capital expenditures for the development of these 226 screens will be approximately $60 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We also continue to expand our international theatre circuit. We opened five new theatres with 30 screens during the nine months ended September 30, 2005, bringing our total international screen count to 898 screens. At September 30, 2005, we had signed commitments to open two new theatres with 14 screens in international markets by the end of 2005 and open eight new theatres with 69 screens in international markets subsequent to 2005. We estimate the remaining capital expenditures for the development of these 83 screens in international markets will be approximately $41 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We plan to fund capital expenditures for our continued development from cash flow from operations, borrowings under our amended senior secured credit facility, subordinated note borrowings, proceeds from sale-leaseback transactions and/or sales of excess real estate. Additionally, we may from time to time, subject to compliance with our debt instruments, purchase on the open market our debt securities depending upon the availability and prices of such securities.
Financing Activities
     Cash provided by financing activities, as reflected in the condensed consolidated statements of cash flows, amounted to $1.8 million for the nine months ended September 30, 2005 compared to $6.4 million for the nine months ended September 30, 2004.
     As of September 30, 2005, our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating leases, outstanding letters of credit, obligations under employment agreements and purchase commitments for each period indicated are summarized as follows:

		Payments Due by Period
			(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	4 - 5 Years	5 Years
Long-term debt	$621.9	$6.8	$10.3	$128.9	$475.9
Scheduled interest payments on long-term debt[1]	292.3	44.8	88.3	84.1	75.1
Lease obligations	1,617.5	119.7	251.0	244.4	1,002.4
Letters of credit	0.1	0.1	—	—	—
Employment agreements	8.4	2.8	5.6	—	—
Purchase commitments [2]	120.3	86.5	32.2	0.9	0.7

Total obligations	$2,660.5	$260.7	$387.4	$458.3	$1,554.1

[1]	Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates in effect on September 30, 2005.

[2]	Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of September 30, 2005.
     As of September 30, 2005, we were in full compliance with all agreements governing our outstanding debt.
Recapitalization of Cinemark, Inc.
     We are a wholly-owned subsidiary of Cinemark, Inc. On March 12, 2004, Cinemark, Inc., entered into an agreement and plan of merger with a newly formed subsidiary of Madison Dearborn Partners, LLC (“Madison”). The transaction was completed on April 2, 2004, at which time the newly formed subsidiary of Madison was merged with and into Cinemark, Inc., with Cinemark, Inc. continuing as the surviving corporation. Simultaneously, an affiliate of Madison purchased shares of common stock of Cinemark, Inc. for approximately $518.3 million in cash and became the controlling stockholder of Cinemark, Inc., owning approximately 83% of Cinemark, Inc.’s capital stock. Lee Roy Mitchell, our Chief Executive Officer, and the Mitchell Special Trust collectively retained approximately 16% ownership of Cinemark, Inc.’s capital stock with certain members of management owning the remaining 1%. Based on the terms of the transaction, including Mr. Mitchell’s ownership retention, the transaction was accounted for as a recapitalization, which resulted in Cinemark, Inc. and its subsidiaries retaining their historical book values. Since April 2, 2004, Madison sold approximately 10% of its stock in Cinemark, Inc. to outside investors and an additional 0.2 million shares were issued to other outside investors. As of September 30, 2005, Madison owned approximately 74% of the capital stock of Cinemark, Inc., outside investors owned approximately 9%, Lee Roy Mitchell and the Mitchell Special Trust collectively owned approximately

16% and certain members of management own the remaining 1%.
     On March 31, 2004, Cinemark, Inc. issued approximately $577.2 million aggregate principal amount at maturity of 9 3/4% senior discount notes due 2014. The gross proceeds at issuance of approximately $360.0 million were used to fund in part the Recapitalization. Interest on the notes accretes until March 15, 2009 up to their aggregate principal amount. Cash interest will accrue and be payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2009. Due to the holding company status of Cinemark, Inc., payments of principal and interest under these notes will be dependent on loans, dividends and other payments from us to Cinemark, Inc. On September 22, 2005, Cinemark, Inc. repurchased $1,840 aggregate principal amount at maturity of the 9 3/4% senior discount notes as part of an open market purchase for approximately $1,302, including accreted interest. As of September 30, 2005, the accreted principal balance of the notes was approximately $414.0 million and the aggregate principal amount at maturity will be approximately $575.3 million. Upon a change of control, Cinemark, Inc. would be required to make an offer to repurchase all of the 9 3/4% senior discount notes at a price equal to 101% of the accreted value of the notes plus accrued and unpaid interest, if any, through the date of purchase. We have no obligation, contingent or otherwise, to pay the amounts due under the 9 3/4% senior discount notes or to make funds available to pay those amounts. The 9 3/4% senior discount notes are general, unsecured senior obligations of Cinemark, Inc. that are effectively subordinated to our indebtedness and other liabilities.
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
     As of September 30, 2005, we had outstanding approximately $342.3 million aggregate principal amount of 9% senior subordinated notes due 2013. Interest is payable on February 1 and August 1 of each year. We may redeem all or part of the existing 9% notes on or after February 1, 2008. Prior to February 1, 2006, we may redeem up to 35% of the aggregate principal amount of the existing 9% notes from the proceeds of certain equity offerings.
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
     On August 18, 2003, we amended the senior secured credit facility to provide a $165 million term loan expiring on September 30, 2008. The net proceeds of the $165 million amended term loan and additional borrowings under the $75 million five year revolving credit line were used to (i) repay approximately $124.7 million of term loans outstanding under our senior secured credit facility entered into February 14, 2003 and (ii) redeem the remaining approximately $42 million aggregate principal amount of our then outstanding 9 5/8% senior subordinated notes on September 18, 2003.
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
     At September 30, 2005, there was approximately $256.1 million outstanding under the amended term loan and no borrowings outstanding under the amended revolving credit line. Approximately $99.9 million was available for borrowing under the amended revolving credit line, giving effect to a $0.1 million letter of credit outstanding. The average interest rate on outstanding borrowings under the amended senior secured credit facility at September 30, 2005 was 5.2% per annum.

Cinemark Brasil Notes Payable
     As of September 30, 2005, Cinemark Brasil S.A. had approximately $1.3 million outstanding under three financing arrangements. The interest rates applicable to the outstanding debt are variable and ranged from 11.0% to 15.3% at September 30, 2005. Approximately $0.1 million of the amount outstanding at September 30, 2005 matures in October 2005, $0.5 million matures in October 2006 and the remaining $0.7 million matures in February 2009. The debt is secured by a variety of instruments, including comfort letters from Cinemark International, L.L.C., promissory notes for up to 130% of the value, a revenue reserve account and equipment collateral.
Cinemark Chile Note Payable
     On March 26, 2002, Cinemark Chile S.A. entered into a Debt Acknowledgment, Rescheduling and Joint Guarantee and Co-Debt Agreement with Scotiabank Sud Americano and three local banks. Under this agreement, Cinemark Chile S.A. borrowed the U.S. dollar equivalent of approximately $10.6 million in Chilean pesos (adjusted for inflation pursuant to the Unidades de Fomento). Cinemark Chile S.A. was required to make 24 equal quarterly installments of principal plus accrued and unpaid interest, commencing March 27, 2002. On September 29, 2004, Cinemark Chile S.A. refinanced the outstanding debt under an amended debt agreement with two of the original local banks, Corpbanca and Banco Security. The amended agreement requires 24 equal quarterly installments of principal plus accrued and unpaid interest, which commenced December 31, 2004. The agreement requires Cinemark Chile S.A. to maintain certain financial ratios and contains other restrictive covenants typical for agreements of this type such as a limitation on dividends. Funds borrowed under this agreement bear interest at the 90 day TAB Banking rate as published by the Association of Banks and Financial Institutions Act plus 1.5%. At September 30, 2005, approximately US$6.7 million was outstanding under this agreement.
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
Interest Rate Risk
     An increase or decrease in interest rates would affect interest costs relating to our variable rate debt facilities. We and our subsidiaries are currently parties to variable rate debt facilities. At September 30, 2005, there was an aggregate of approximately $268.1 million of variable rate debt outstanding under these facilities. Based on the interest rate levels in effect on the variable rate debt outstanding at September 30, 2005, a 100 basis point increase in market interest rates would not increase our annual interest expense by a material amount. Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.
     The tables below provide information about our fixed rate and variable rate long-term debt agreements as of September 30, 2005 and December 31, 2004:

			Expected Maturity as of September 30, 2005
				(in millions)					Average
	September 30,							Fair	Interest
	2006	2007	2008	2009	2010	Thereafter	Total	Value	Rate
Fixed rate	$0.1	$—	$—	$—	$—	$353.7	$353.8	$347.0	9.0%
Variable rate	6.7	6.0	4.3	4.0	124.9	122.2	268.1	268.5	5.3%

Total debt	$6.8	$6.0	$4.3	$4.0	$124.9	$475.9	$621.9	$615.5

			Expected Maturity as of December 31, 2004
				(in millions)					Average
	December 31,							Fair	Interest
	2005	2006	2007	2008	2009	Thereafter	Total	Value	Rate
Fixed rate	$0.1	$0.1	$—	$—	—	$354.9	$355.1	$350.4	9.0%
Variable rate	6.4	6.5	5.0	4.0	3.9	246.0	271.8	271.4	4.5%

Total debt	$6.5	$6.6	$5.0	$4.0	$3.9	$600.9	$626.9	$621.8

Foreign Currency Exchange Rate Risk
     We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. Principally all the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Generally accepted accounting principles in the U.S. require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, generally accepted accounting principles in the U.S. require that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations result in us reporting exchange gains (losses) or foreign currency translation adjustments relating to our international subsidiaries depending on the inflationary environment of the country in which we operate. Based upon our equity ownership in our international subsidiaries as of September 30, 2005, holding everything else constant, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the net fair value of our investments in our international subsidiaries by approximately $16 million.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
Item 5. Other Information

Supplemental Schedules specified by the senior subordinated notes Indenture:	Page

Condensed Consolidating Balance Sheets (unaudited) as of September 30, 2005	37

Condensed Consolidating Statements of Income (unaudited) for the nine months ended September 30, 2005	38

Condensed Consolidating Statements of Cash Flows (unaudited) for the nine months ended September 30, 2005	39

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF SEPTEMBER 30, 2005
(in thousands, except share data, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$95,324	$38,414	$—	$133,738
Inventories	3,303	806	—	4,109
Accounts receivable	10,754	4,918	(949)	14,723
Income tax receivable	(2,977)	2,977	—	—
Prepaid expenses and other	4,465	551	—	5,016

Total current assets	110,869	47,666	(949)	157,586

THEATRE PROPERTIES AND EQUIPMENT — net	692,398	89,738	—	782,136

OTHER ASSETS
Goodwill	9,379	34,904	—	44,283
Investments in and advances to affiliates	177,138	8,183	(183,142)	2,179
Intangible assets, deferred charges and other assets — net	54,447	9,623	(11,285)	52,785

Total other assets	240,964	52,710	(194,427)	99,247

TOTAL ASSETS	$1,044,231	$190,114	$(195,376)	$1,038,969

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$2,655	$4,186	$—	$6,841
Income tax payable	585	2,416	—	3,001
Accounts payable and accrued expenses	85,244	14,754	(948)	99,050

Total current liabilities	88,484	21,356	(948)	108,892

LONG-TERM LIABILITIES
Senior credit agreements	253,547	19,070	(11,285)	261,332
Senior subordinated notes	353,721	—	—	353,721
Deferred income taxes	24,179	(11)	—	24,168
Deferred lease expenses	27,482	1,653	—	29,135
Deferred gain on sale leasebacks	3,366	—	—	3,366
Deferred revenues and other long-term liabilities	1,782	5,302	—	7,084

Total long-term liabilities	664,077	26,014	(11,285)	678,806

COMMITMENTS AND CONTINGENCIES	—	—	—	—

MINORITY INTERESTS IN SUBSIDIARIES	10,282	6,176	—	16,458

SHAREHOLDER’S EQUITY
Class A common stock, $.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	37,942	(37,942)	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and outstanding	49,543	33,050	(33,050)	49,543
Additional paid-in-capital	58,005	112,151	(112,151)	58,005
Retained earnings	247,470	(40,650)	(80)	206,740
Distributions	—	(80)	80	—
Treasury stock, 57,245 Class B shares at cost	(24,233)	—	—	(24,233)
Accumulated other comprehensive loss	(49,397)	(5,845)	—	(55,242)

Total shareholder’s equity	281,388	136,568	(183,143)	234,813

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$1,044,231	$190,114	$(195,376)	$1,038,969

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(in thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
REVENUES	$625,601	$122,266	$(859)	$747,008

COSTS AND EXPENSES
Cost of operations	466,394	93,282	(859)	558,817
General and administrative expenses	30,343	7,529	—	37,872
Depreciation and amortization	43,822	13,065	—	56,887
Impairment of long-lived assets	1,803	740	—	2,543
(Gain) loss on sale of assets and other	1,926	(18)	—	1,908

Total costs and expenses	544,288	114,598	(859)	658,027

OPERATING INCOME	81,313	7,668	—	88,981

OTHER INCOME (EXPENSE)
Interest expense	(31,683)	(1,324)	472	(32,535)
Amortization of debt issue costs	(2,060)	(15)	—	(2,075)
Interest income	2,747	1,931	(472)	4,206
Foreign currency exchange loss	(618)	(80)	—	(698)
Dividend income	80	—	(80)	—
Equity in income of affiliates	100	82	—	182
Minority interests in income of subsidiaries	(706)	(176)	—	(882)

Total other income (expense)	(32,140)	418	(80)	(31,802)

INCOME BEFORE INCOME TAXES	49,173	8,086	(80)	57,179

Income taxes	19,221	795	—	20,016

NET INCOME	$29,952	$7,291	$(80)	$37,163

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(in thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$29,952	$7,291	$(80)	$37,163

Noncash items in net income:
Depreciation	43,207	11,595	—	54,802
Amortization of intangible and other assets	615	1,470	—	2,085
Amortization of foreign advanced rents	573	426	—	999
Amortization of debt issue costs	2,060	15	—	2,075
Amortization of gain on sale leasebacks	(274)	—	—	(274)
Amortization of debt premium	(1,173)	—	—	(1,173)
Amortization of deferred revenues	(358)	—	—	(358)
Impairment of long-lived assets	1,803	740	—	2,543
(Gain) loss on sale of assets and other	1,926	(18)	—	1,908
Deferred lease expenses	923	250	—	1,173
Deferred income tax expenses	985	45	—	1,030
Equity in income of affiliates	(100)	(82)	—	(182)
Minority interests in income of subsidiaries	706	176	—	882
Changes in assets and liabilities	(29,281)	7,372	80	(21,829)

Net cash provided by operating activities	51,564	29,280	—	80,844

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(40,194)	(7,482)	—	(47,676)
Proceeds from sale of theatre properties and equipment	1,051	215	—	1,266
Purchase of shares in National CineMedia	—	(7,329)	—	(7,329)
Dividends/capital returned from affiliates	204	80	—	284

Net cash used for investing activities	(38,939)	(14,516)	—	(53,455)

FINANCING ACTIVITIES
Capital contribution from parent	6,935	—	—	6,935
Proceeds from long-term debt	7	300	—	307
Repayments of long-term debt	(2,006)	(2,825)	—	(4,831)
Debt issue costs	(202)	—	—	(202)
Increase in deferred revenue	671	—	—	671
Increase in minority investment in subsidiaries	19	114	—	133
Decrease in minority investment in subsidiaries	(977)	(276)	—	(1,253)

Net cash provided by (used for) financing activities	4,447	(2,687)	—	1,760

Effect of exchange rate changes on cash and cash equivalents	1,068	3,293	—	4,361

INCREASE IN CASH AND CASH EQUIVALENTS	18,140	15,370	—	33,510

CASH AND CASH EQUIVALENTS:
Beginning of period	77,184	23,044	—	100,228

End of period	$95,324	$38,414	$—	$133,738

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior subordinated notes.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company filed with the Texas Secretary of State on September 3, 1992 (incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

3.2(a)	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 033-47040) filed April 9, 1992).

3.2(b)	Amendment to Bylaws of the Company dated March 12, 1996 (incorporated by reference to Exhibit 3.2(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 6, 1997).

4.2(a)	Indenture dated February 11, 2003 between the Company and The Bank of New York Trust Company of Florida, N.A. governing the 9% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 19, 2003).

4.2(b)	First Supplemental Indenture dated as of May 7, 2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(i) to the Company’s Registration Statement on Form S-4 (File No. 333-104940) filed May 28, 2003).

4.2(c)	Second Supplemental Indenture dated as of November 11, 2004 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 033-047040) filed March 29, 2005).

4.2(d)	Form of 9% Note (contained in the Indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K (File 033-47040) filed March 19, 2003).

10.1(a)	Management Agreement, dated as of July 28, 1993, between the Company and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.1(a) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed May 17, 2002).

10.1(b)	Management Agreement, dated as of September 10, 2002, between Cinemark USA, Inc. and Cinemark de Mexico (incorporated by reference to Exhibit 10.8 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1994).

10.1(c)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and the Company (incorporated by reference to Exhibit 10.14(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1994).

10.1(d)	First Amendment to Management Agreement of Laredo Theatre, Ltd. effective as of December 10, 2003 between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed September 8, 2004).

10.1(e)	Management Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and the Company (incorporated by reference to Exhibit 10.4(i) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.1(f)	First Amendment to Management Agreement of Cinemark Partners II, Ltd. dated as of January 5, 1998 by and between Cinemark USA, Inc. and Cinemark Partners II, Ltd. (incorporated by reference to Exhibit 10.1(f) to the Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed September 8, 2004).

10.1(g)	Management Services Agreement dated April 10, 2003 between Greeley Partners L.P. and CNMK Texas Properties, Ltd. (incorporated by reference to Exhibit 10.1(g) to Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed September 8, 2004).

10.2	Amended and Restated Agreement to Participate in Profits and Losses, dated as of March 12, 2004, between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.3(a)	License Agreement, dated December 10, 1993, between Laredo Joint Venture and the Company (incorporated by reference to Exhibit 10.14(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1994).

10.3(b)	License Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and the Company (incorporated by reference to Exhibit 10.10(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.4(a)	Tax Sharing Agreement, between the Company and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc. ), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.4(b)	Tax Sharing Agreement, dated as of July 28, 1993, between the Company and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1993).

10.5(a)	Indemnification Agreement, between the Company and Lee Roy Mitchell, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(a) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.5(b)	Indemnification Agreement, between the Company and Tandy Mitchell, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.5(c)	Indemnification Agreement, between the Company and Alan Stock, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(d) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.5(d)	Indemnification Agreement, between the Company and W. Bryce Anderson, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(f) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.5(e)	Indemnification Agreement, between the Company and Sheldon I. Stein, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(g) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.5(f)	Indemnification Agreement, between the Company and Heriberto Guerra, dated as of December 3, 1993 (incorporated by reference to Exhibit 10.23(f) to the Company’s Annual Report on Form 10-K (File No. 033-11895) filed September 13, 1996).

10.6(a)	Senior Secured Credit Agreement dated December 4, 1995 among Cinemark International, L.L.C. (f/k/a Cinemark II, Inc., Cinemark Mexico (USA) and Cinemark de Mexico (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed April 1, 1996).

10.6(b)	First Amendment to Senior Secured Credit Agreement, dated as of September 30, 1996, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(b) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.6(c)	Second Amendment to Senior Secured Credit Agreement, dated as of September 28, 2000, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(c) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.7(a)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.14(a) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(b)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Alan Stock (incorporated by reference to Exhibit 10.14(b) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(c)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tim Warner (incorporated by reference to Exhibit 10.14(c) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(d)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.14(d) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(e)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.14(e) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(f)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tandy Mitchell (incorporated by reference to Exhibit 10.14(f) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.8(a)	Amended and Restated Credit Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings, Inc., the Company, the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Legal Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.8(b)	First Amendment to the Amended and Restated Credit Agreement, dated August 18, 2004, among Cinemark, Inc., CNMK Holdings, Inc., Cinemark USA, Inc., the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Lead Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 10.15(b) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 13, 2005).

10.9	Amended and Restated Guaranty and Collateral Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings Inc., the Company and certain of it subsidiaries in favor of Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.10(a)	Stock Purchase Agreement dated as of August 18, 2004, among Cinemark Empreendimentos e Participacoes, Ltda, Venture II Equity Holdings Corporation, Inc. and Kristal Holdings Limited (incorporated by reference to Exhibit 10.20(a) to Cinemark, Inc.’s Quarterly Report on Form 10-Q (File No. 333-116292) filed May 13, 2005).

10.10(b)	Stock Purchase Agreement dated as of August 18, 2004, among Cinemark Empreendimentos e Participacoes, Ltda, Prona Global Ltd., Messrs. Edgar Gleich, Riccardo Arduini, Moises Pinsky, Eduardo Alalou, and Robert Luis Leme Klabin (incorporated by reference to Exhibit 10.20(b) to Cinemark, Inc.’s Quarterly Report on Form 10-Q (File No. 333-116292) filed May 13, 2005).

*31.1	Certification of Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK USA, INC.
Registrant

DATE: November 9, 2005

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