Form 10-Q
period 2006-03-31
CINEMARK USA INC /TX
filed 2006-05-15
CIK 885975

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑
     As of April 30, 2006, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.

CINEMARK USA, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$150,272	$182,180
Inventories	4,485	4,546
Accounts receivable	16,572	15,405
Prepaid expenses and other	4,424	4,538

Total current assets	175,753	206,669

THEATRE PROPERTIES AND EQUIPMENT	1,422,256	1,398,798
Less accumulated depreciation and amortization	626,516	608,232

Theatre properties and equipment — net	795,740	790,566

OTHER ASSETS
Goodwill	43,671	42,107
Intangible assets — net	9,510	9,958
Investments in and advances to affiliates	7,403	8,400
Deferred charges and other assets — net	41,303	40,040

Total other assets	101,887	100,505

TOTAL ASSETS	$1,073,380	$1,097,740

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$6,351	$6,871
Income tax payable	8,717	13,144
Accounts payable and accrued expenses	109,524	139,992

Total current liabilities	124,592	160,007

LONG-TERM LIABILITIES
Senior credit agreements	258,610	260,076
Senior subordinated notes	352,939	353,330
Deferred income taxes	9,550	15,427
Deferred lease expenses	29,770	29,518
Deferred gain on sale leasebacks	3,183	3,275
Deferred revenues and other long-term liabilities	6,402	8,513

Total long-term liabilities	660,454	670,139

COMMITMENTS AND CONTINGENCIES	—	—

MINORITY INTERESTS IN SUBSIDIARIES	16,252	16,422

SHAREHOLDER’S EQUITY
Class A common stock, $.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and outstanding	49,543	49,543
Additional paid-in-capital	72,628	68,105
Retained earnings	231,874	217,942
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Accumulated other comprehensive loss	(57,730)	(60,185)

Total shareholder’s equity	272,082	251,172

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$1,073,380	$1,097,740

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, unaudited)

	Three months ended March 31,
	2006	2005
REVENUES
Admissions	$153,668	$151,160
Concession	78,072	73,768
Other	14,249	12,753

Total revenues	245,989	237,681

COSTS AND EXPENSES
Cost of operations (excludes depreciation and amortization):
Film rentals and advertising	78,948	78,901
Concession supplies	12,040	11,745
Salaries and wages	24,527	24,283
Facility lease expense	35,827	32,891
Utilities and other	32,120	29,179

Total cost of operations	183,462	176,999

General and administrative expenses	14,046	12,295
Depreciation and amortization	20,169	18,254
Impairment of long-lived assets	276	226
Loss on sale of assets and other	728	688

Total costs and expenses	218,681	208,462

OPERATING INCOME	27,308	29,219

OTHER INCOME (EXPENSE)
Interest expense	(11,825)	(10,578)
Amortization of debt issue costs	(704)	(689)
Interest income	1,894	830
Foreign currency exchange gain (loss)	60	(82)
Equity in income (loss) of affiliates	(1,189)	94
Minority interests in income of subsidiaries	(272)	(100)

Total other expenses	(12,036)	(10,525)

INCOME BEFORE INCOME TAXES	15,272	18,694

Income taxes	1,340	6,641

NET INCOME	$13,932	$12,053

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three months ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$13,932	$12,053

Noncash items in net income:
Depreciation	19,608	18,084
Amortization of intangible and other assets	561	170
Amortization of foreign advanced rents	281	411
Amortization of debt issue costs	704	689
Amortization of gain on sale leasebacks	(92)	(92)
Amortization of debt premium	(391)	(391)
Amortization of deferred revenues	(95)	(45)
Impairment of long-lived assets	276	226
Stock option compensation expense	716	—
Loss on sale of assets and other	728	688
Deferred lease expenses	252	294
Deferred income tax expenses	(5,877)	1,313
Equity in (income) loss of affiliates	1,189	(94)
Minority interests in income of subsidiaries	272	100

Changes in assets and liabilities:
Inventories	61	101
Accounts receivable	(1,167)	(674)
Prepaid expenses and other	114	(613)
Other assets	(4,105)	(5,690)
Advances with affiliates	(463)	(114)
Accounts payable and accrued expenses	(27,652)	(32,505)
Other long-term liabilities	135	(35)
Income tax receivable/payable	(620)	731

Net cash used for operating activities	(1,633)	(5,393)

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(28,246)	(10,501)
Proceeds from sale of theatre properties and equipment	58	—
Return of capital from affiliates	271	—

Net cash used for investing activities	(27,917)	(10,501)

FINANCING ACTIVITIES
Capital contribution from parent	—	3,466
Proceeds from long-term debt	601	—
Repayments of long-term debt	(2,264)	(1,637)
Debt issue costs	(97)	—
Other	(442)	(30)

Net cash provided by (used for) financing activities	(2,202)	1,799

Effect of exchange rate changes on cash and cash equivalents	(156)	(114)

DECREASE IN CASH AND CASH EQUIVALENTS	(31,908)	(14,209)
CASH AND CASH EQUIVALENTS:
Beginning of period	182,180	100,228

End of period	$150,272	$86,019

SUPPLEMENTAL INFORMATION (See Note 8)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
1. The Company and Basis of Presentation
     Cinemark USA, Inc. and subsidiaries (the “Company”) are one of the leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation, with theatres in the United States (“U.S.”), Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The Company also managed additional theatres in the U.S., Canada, Brazil, Colombia and Taiwan during the three months ended March 31, 2006.
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
     These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2005, included in the Annual Report filed March 28, 2006, on Form 10-K by the Company under the Securities Exchange Act of 1934. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results to be achieved for the full year.
2. Investment in National CineMedia
     On July 15, 2005, Cinemark Media, Inc., a wholly-owned subsidiary of the Company, purchased a 20.7% interest in National CineMedia LLC (“National CineMedia”) for approximately $7,329. National CineMedia is a joint venture between Regal Entertainment Group, AMC Entertainment Inc. and the Company. National CineMedia provides marketing, sales and distribution of cinema advertising and promotional products; business communications and training services; and the distribution of digital alternative content. As part of the transaction, the Company and National CineMedia entered into an exhibitor services agreement, pursuant to which National CineMedia provides advertising, promotion and event services to the Company’s theatres, and a software license agreement in connection with the licensing of certain software and related rights.
     The Company is accounting for its investment in National CineMedia under the equity method of accounting. The Company’s investment in National CineMedia is included in investments in and advances to affiliates on the Company’s condensed consolidated balance sheets. During the three months ended March 31, 2006, the Company received a $271 return of its capital investment from National CineMedia and recorded an equity loss of $1,224. As of March 31, 2006, the Company’s investment in National CineMedia was approximately $5,834.
     Under the terms of its agreement with National CineMedia, the Company is required to install digital distribution technology in certain of its domestic theatres. The Company estimates that it will spend approximately $25,000 for digital projectors and related equipment necessary to show various digital media. As of March 31, 2006, the Company had purchased approximately $17,600 of this equipment and expects to purchase the remaining $7,400 during the second quarter of 2006.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
     As part of the joint venture, the Company, Regal Entertainment Group, AMC Entertainment Inc. and National CineMedia signed a promissory note under which the Company, Regal Entertainment Group and AMC Entertainment Inc. were obligated to make loans to National CineMedia on a revolving basis as needed. The maximum amount that National CineMedia could borrow under the note was $11 million for which the Company’s obligation was approximately $2.3 million. Amounts borrowed by National CineMedia were due in full upon the earlier of March 31, 2007 or an event of default as defined in the promissory note. During March 2006, National CineMedia secured a $20 million revolving credit facility with various lenders. The Company is not a party to nor has obligations under this credit facility. As of March 31, 2006, all amounts due under the promissory note were repaid in full by National CineMedia and the Company no longer has any obligation to make loans to National CineMedia.
3. Stock Option Accounting
     During September 2004, the Board of Directors of Cinemark, Inc. approved the 2004 Long Term Incentive Plan (the “Plan”) under which 3,074,991 shares of Cinemark, Inc. Class A common stock are available for issuance to selected employees, directors and consultants of the Company. The Plan provides for restricted share grants, incentive option grants and nonqualified option grants.
     On September 30, 2004, Cinemark, Inc. granted options to purchase 2,361,590 shares under the Plan at an exercise price of $22.58 per option (equal to the market value at the date of grant). Options to purchase 234,219 shares vested immediately and the remaining options granted in 2004 vest daily over the period ending April 1, 2009 and expire ten years from the grant date. On January 28, 2005, Cinemark, Inc. granted options to purchase 4,075 shares under the Plan at an exercise price of $22.58 per option (equal to the market value at the date of grant). The options granted during January 2005 vest daily over five years and the options expire ten years from the grant date. There were no grants under the Plan during the three months ended March 31, 2006 nor were there any options exercised or forfeited.
     For each 2004 and 2005 grant, the fair values of the options were estimated on the dates of grant using the Black-Scholes option-pricing model with the following assumptions:

	September 30, 2004	January 28, 2005
	Grant	Grant
Expected life	6.5 years	6.5 years
Expected volatility[1]	39%	44%
Risk-free interest rate	3.79%	3.93%
Dividend yield	0%	0%

[1]	Expected volatility is based on historical volatility of the common stock price of comparable public companies.
     There were options to purchase 2,365,665 shares of Cinemark, Inc. Class A common stock, at an exercise price of $22.58 per option, outstanding as of March 31, 2006.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R),“ Share-Based Payment”, which established accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) eliminated the intrinsic value measurement objective in Accounting Principles Board (“APB”) Opinion No. 25 and generally requires a Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model, which is consistent with the terms of the award, or a market observed price, if such a price exists. Such costs must be recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). The standard also requires a Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.
     The Company applied SFAS No. 123(R) using the “modified prospective method’’, under which it recognized compensation cost for all awards granted, modified or settled on or after January 1, 2006 and for the unvested portion of previously granted awards that were outstanding on January 1, 2006. The Company had approximately 1,538,062

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
unvested options outstanding on January 1, 2006 and recorded compensation expense of $716 and a tax benefit of approximately $251 during the three months ended March 31, 2006 related to these outstanding options. As of March 31, 2006, the unrecognized compensation cost related to these unvested options was $8,592. The weighted average period over which these remaining compensation costs will be recognized is approximately three years.
     The Company applied APB Opinion No. 25 and related interpretations in accounting for stock option plans prior to the adoption of SFAS 123(R). Had compensation costs been determined based on the fair value at the date of grant for awards under the plans, consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, the Company’s net income for the three months ended March 31, 2005 would have been reduced to the pro-forma amount indicated below:

Net income as reported	$12,053
Compensation expense included in reported net income, net of tax	—
Compensation expense under fair value method, net of tax	(741)

Pro-forma net income	$11,312

4. Goodwill and Other Intangible Assets
     The Company’s goodwill was as follows:

		Tax Impact of	Foreign Currency
	Balance at	Tax Deductible	Translation	Balance at
	December 31, 2005	Goodwill	Adjustment	March 31, 2006
United States	$4,265	$—	$—	$4,265
Brazil	29,730	(63)	1,831	31,498
Mexico	1,830	—	(39)	1,791
Argentina	231	—	(8)	223
Chile	3,490	—	(170)	3,320
Peru	2,561	—	13	2,574

Total	$42,107	$(63)	$1,627	$43,671

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
     Intangible assets consisted of the following:

			Foreign Currency
	Balance at		Translation	Balance at
	December 31, 2005	Additions	Adjustment	March 31, 2006
Intangible assets with finite lives:

Capitalized licensing fees:
Gross carrying amount	$8,250	$—	$—	$8,250
Accumulated amortization	(2,591)	(138)	—	(2,729)

Net carrying amount	$5,659	$(138)	$—	$5,521

Vendor contracts:
Gross carrying amount	3,217	—	75	3,292
Accumulated amortization	(1,703)	(343)	—	(2,046)

Net carrying amount	$1,514	$(343)	$75	$1,246

Net favorable leases:
Gross carrying amount	1,392	—	47	1,439
Accumulated amortization	(232)	(43)	—	(275)

Net carrying amount	$1,160	$(43)	$47	$1,164

Other intangible assets:
Gross carrying amount	429	—	(10)	419
Accumulated amortization	(79)	(8)	—	(87)

Net carrying amount	$350	$(8)	$(10)	$332

Total net intangible assets with finite lives	$8,683	$(532)	$112	$8,263

Intangible assets with indefinite lives:
Tradename	1,259	—	(28)	1,231
Other unamortized intangible assets	16	—	—	16

Total intangible assets — net	$9,958	$(532)	$84	$9,510

     Aggregate amortization expense of $561 for the three months ended March 31, 2006 consisted of $532 of amortization of intangible assets and $29 of amortization of other assets. Estimated aggregate future amortization expense for intangible assets is as follows:

For the nine months ended December 31, 2006	$1,139
For the twelve months ended December 31, 2007	1,206
For the twelve months ended December 31, 2008	954
For the twelve months ended December 31, 2009	724
For the twelve months ended December 31, 2010	704
Thereafter	3,536

Total	$8,263

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
5. Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.
     The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, goodwill carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the sharing of a market with other Company theatres, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis or a group basis if the group of theatres shares the same marketplace, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period for leased properties, which includes the probability of renewal periods, and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset with its estimated fair value. Fair value is determined based on a multiple of cash flows, which was seven times for the evaluation performed during the three months ended March 31, 2006. When estimated fair value is determined to be lower than the carrying value of the long-lived asset, the asset is written down to its estimated fair value and the impairment loss is recognized in the Company’s condensed consolidated statements of income. During the three months ended March 31, 2006, the Company recorded asset impairment charges of $276 to write-down three United States theatres to their estimated fair values.
6. Foreign Currency Translation
     The accumulated other comprehensive loss account in shareholder’s equity of $57,730 and $60,185 at March 31, 2006 and December 31, 2005, respectively, primarily relates to the cumulative foreign currency adjustments from translating the financial statements of Cinemark Argentina, S.A., Cinemark Brasil S.A., Cinemark de Mexico, S.A. de C.V. and Cinemark Chile S.A. into U.S. dollars.
     In 2006 and 2005, all foreign countries where the Company has operations, including Argentina, Brazil, Mexico and Chile were deemed non-highly inflationary. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account recorded as an increase in, or reduction of, shareholder’s equity.
     On March 31, 2006, the exchange rate for the Brazilian real was 2.20 reais to the U.S. dollar (the exchange rate was 2.34 reais to the U.S. dollar at December 31, 2005). As a result, the effect of translating the March 31, 2006 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in shareholder’s equity of $5,243. At March 31, 2006, the total assets of the Company’s Brazilian subsidiaries were U.S. $105,624.
     On March 31, 2006, the exchange rate for the Mexican peso was 10.94 pesos to the U.S. dollar (the exchange rate was 10.71 pesos to the U.S. dollar at December 31, 2005). As a result, the effect of translating the March 31, 2006 Mexican financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction in shareholder’s equity of $1,661. At March 31, 2006, the total assets of the Company’s Mexican subsidiaries were U.S. $86,581.
     On March 31, 2006, the exchange rate for the Argentine peso was 3.14 pesos to the U.S. dollar (the exchange rate was 3.03 pesos to the U.S. dollar at December 31, 2005). As a result, the effect of translating the March 31, 2006 Argentine financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction in shareholder’s equity of $519. At March 31, 2006, the total assets of the Company’s Argentine subsidiaries were U.S. $16,590.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
     On March 31, 2006, the exchange rate for the Chilean peso was 540.56 pesos to the U.S. dollar (the exchange rate was 514.21 pesos to the U.S. dollar at December 31, 2005). As a result, the effect of translating the March 31, 2006 Chilean financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction in shareholder’s equity of $577. At March 31, 2006, the total assets of the Company’s Chilean subsidiaries were U.S. $24,605.
7. Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the condensed consolidated financial statements. The Company’s comprehensive income was as follows:

	Three Months Ended
	March 31,
	2006	2005
Net income	$13,932	$12,053
Foreign currency translation adjustment	2,455	(731)

Comprehensive income	$16,387	$11,322

8. Supplemental Cash Flow Information
     The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Three months ended
	March 31,
	2006	2005
Cash paid for interest	$20,083	$18,691
Net cash paid for income taxes	$8,067	$1,229

Noncash activities:
Change in construction lease obligations related to construction of theatres	$(2,151)	$14,983

Changes in accounts payable and accrued expenses for the acquisition of theatre properties and equipment	$(1,496)	$—
9. Financial Information About Geographic Areas
     The Company operates in one business segment as a motion picture exhibitor. The Company has operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia, which are reflected in the condensed consolidated financial statements. Below is a breakdown of select financial information by geographic area:

	Three months ended
	March 31,
Revenues	2006	2005
U.S. and Canada	$181,040	$176,238
Brazil	28,828	26,116
Mexico	16,525	17,754
Other foreign countries	19,971	17,926
Eliminations	(375)	(353)

Total	$245,989	$237,681

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,
Theatre Properties and Equipment-net	2006	2005
U.S. and Canada	$641,718	$634,938
Brazil	54,980	52,371
Mexico	52,522	55,366
Other foreign countries	46,520	47,891

Total	$795,740	$790,566

10. Related Party Transactions
     The Company has paid certain fees and expenses on behalf of its parent, Cinemark, Inc., and Cinemark, Inc. has paid certain fees and expenses on behalf of the Company. At March 31, 2006, the amount due to Cinemark, Inc. was $197, which is included in investments in and advances to affiliates on the Company’s condensed consolidated balance sheets.
     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $44 of management fee revenues and received $300 in dividends from Laredo during the three months ended March 31, 2006. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.
     The Company leases one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”). Plitt Plaza is indirectly owned by Lee Roy Mitchell. Annual rent is approximately $118 plus certain taxes, maintenance expenses and insurance. The Company recorded $36 of facility lease expense payable to Plitt Plaza joint venture during the three months ended March 31, 2006.
     The Company entered into an amended and restated profit participation agreement on March 12, 2004 with its President, Alan Stock, which became effective upon consummation of the Recapitalization and amends a profit participation agreement with Mr. Stock in effect since May 2002. Under the agreement, Mr. Stock receives a profit interest in two theatres once the Company has recovered its capital investment in these theatres plus its borrowing costs. During the three months ended March 31, 2006, the Company recorded $102 in profit participation expense payable to Mr. Stock, which is included in general and administrative expenses on the Company’s condensed consolidated statements of income. As of March 31, 2006, the amount owed to Mr. Stock under this agreement was approximately $102. In the event that Mr. Stock’s employment is terminated without cause, profits will be distributed according to a formula set forth in the profit participation agreement.
11. Litigation
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
12. Subsequent Events
     Subsequent to March 31, 2006, the Company repurchased $5,000 aggregate principal amount of its 9% senior subordinated notes as part of open market purchases and Cinemark, Inc. repurchased $25,000 aggregate principal amount at maturity of its 9 3/4% senior discount notes as part of open market purchases. These transactions were funded by the Company with available cash. As a result of these transactions, the Company will record a loss on early retirement of debt of approximately $475 and Cinemark, Inc. will record a loss on early retirement of debt of approximately $1,535 during the second quarter of 2006.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
13. Condensed Consolidating Financial Information of Subsidiary Guarantors — Restated
     As of March 31, 2006, the Company had outstanding $342,250 aggregate principal amount of 9% senior subordinated notes due 2013. These senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by the following subsidiaries of Cinemark USA, Inc.:
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
     The following supplemental condensed consolidating financial information presents:
     1. Condensed consolidating balance sheet information as of March 31, 2006 and December 31, 2005 and condensed consolidating statements of income information and cash flows information for each of the three months ended March 31, 2006 and 2005.
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
     In 2005, the Company determined it should restate its condensed consolidating financial information of subsidiary guarantors to correctly reflect the following items:
•	Shareholder’s equity balances in 1999 presented in the beginning balance sheet information for the parent and subsidiary guarantors financial information improperly included dividends received from their respective subsidiaries;

•	Certain investments in affiliate subsidiaries were not properly eliminated within the parent and subsidiary guarantors balance sheet information;

•	Cumulative translation adjustments were not properly reflected within the subsidiary guarantors and subsidiary non-guarantors balance sheet information, which in turn impacted the investment in and advances to affiliates and other shareholder’s equity balances presented for the parent and the subsidiary guarantors, respectively;

•	Dividends paid by certain subsidiary guarantors and subsidiary non-guarantors entities were improperly presented as part of cash flows from investing activities rather than financing activities.
     While these items were not presented properly within the parent, subsidiary guarantors and subsidiary non-guarantors balance sheet information and statements of cash flows information, the consolidated financial information was accurate. The Company has made the necessary adjustments to its condensed consolidating financial information of subsidiary guarantors for the three months ended
March 31, 2005.

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
MARCH 31, 2006
(In thousands)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$84,179	$21,664	$44,429	$—	$150,272
Other current assets	24,164	24,153	18,769	(41,605)	25,481

Total current assets	108,343	45,817	63,198	(41,605)	175,753

THEATRE PROPERTIES AND EQUIPMENT — net	290,484	331,175	174,081	—	795,740

OTHER ASSETS	607,564	357,440	140,701	(1,003,818)	101,887

TOTAL ASSETS	$1,006,391	$734,432	$377,980	$(1,045,423)	$1,073,380

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$2,656	$—	$3,695	$—	$6,351
Accounts payable and accrued expenses	75,850	23,188	60,888	(41,685)	118,241

Total current liabilities	78,506	23,188	64,583	(41,685)	124,592

LONG-TERM LIABILITIES
Long-term debt, less current portion	615,040	28,620	67,043	(99,154)	611,549
Other long-term liabilities and deferrals	40,763	76,747	5,806	(74,411)	48,905

Total long-term liabilities	655,803	105,367	72,849	(173,565)	660,454

COMMITMENTS AND CONTINGENCIES	—	—	—	—	—

MINORITY INTERESTS IN SUBSIDIARIES	—	223	16,029	—	16,252

SHAREHOLDER’S EQUITY
Common stock	49,543	17	167,802	(167,819)	49,543
Other shareholder’s equity	222,539	605,637	56,717	(662,354)	222,539

Total shareholder’s equity	272,082	605,654	224,519	(830,173)	272,082

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$1,006,391	$734,432	$377,980	$(1,045,423)	$1,073,380

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED MARCH 31, 2006
(In thousands)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUES	$107,402	$81,624	$69,374	$(12,411)	$245,989

COSTS AND EXPENSES
Cost of operations	92,792	49,462	53,619	(12,411)	183,462
General and administrative expenses	1,310	8,356	4,380	—	14,046
Depreciation and amortization	6,255	6,491	7,423	—	20,169
Impairment of long-lived assets	276	—	—	—	276
Loss on sale of assets and other	346	312	70	—	728

Total costs and expenses	100,979	64,621	65,492	(12,411)	218,681

OPERATING INCOME	6,423	17,003	3,882	—	27,308

OTHER INCOME (EXPENSE)
Interest expense	(11,631)	(572)	(1,561)	1,939	(11,825)
Amortization of debt issue costs	(698)	—	(6)	—	(704)
Interest income	1,622	1,610	601	(1,939)	1,894
Foreign currency exchange gain	—	—	60	—	60
Equity in income (loss) of affiliates	15,898	1,767	(1,213)	(17,641)	(1,189)
Minority interests in income of subsidiaries	—	(44)	(228)	—	(272)

Total other income (expense)	5,191	2,761	(2,347)	(17,641)	(12,036)

INCOME BEFORE INCOME TAXES	11,614	19,764	1,535	(17,641)	15,272

Income taxes	(2,318)	2,916	742	—	1,340

NET INCOME	$13,932	$16,848	$793	$(17,641)	$13,932

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
THREE MONTHS ENDED MARCH 31, 2006
(In thousands)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$13,932	$16,848	$793	$(17,641)	$13,932
Noncash items in net income	(13,072)	8,675	9,539	12,990	18,132
Changes in assets and liabilities	(31,297)	(11,090)	(2,265)	10,955	(33,697)

Net cash provided by (used for) operating activities	(30,437)	14,433	8,067	6,304	(1,633)

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(8,370)	(15,403)	(4,473)	—	(28,246)
Proceeds from sale of theatre properties and equipment	—	—	58	—	58
Net transactions with affiliates	18,072	(7,583)	(17)	(10,201)	271

Net cash provided by (used for) investing activities	9,702	(22,986)	(4,432)	(10,201)	(27,917)

FINANCING ACTIVITIES
Proceeds from long-term debt	—	—	601	—	601
Repayments of long-term debt	(650)	—	(1,614)	—	(2,264)
Change in intercompany notes	—	(1,598)	(1,535)	3,133	—
Other	(97)	(100)	(1,106)	764	(539)

Net cash used for financing activities	(747)	(1,698)	(3,654)	3,897	(2,202)

Effect of exchange rate changes on cash and cash equivalents	—	—	(156)	—	(156)

DECREASE IN CASH AND CASH EQUIVALENTS	(21,482)	(10,251)	(175)	—	(31,908)

CASH AND CASH EQUIVALENTS:
Beginning of period	105,661	31,915	44,604	—	182,180

End of period	$84,179	$21,664	$44,429	$—	$150,272

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 2005
(In thousands)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$105,661	$31,915	$44,604	$—	$182,180
Other current assets	23,869	25,512	16,059	(40,951)	24,489

Total current assets	129,530	57,427	60,663	(40,951)	206,669

THEATRE PROPERTIES AND EQUIPMENT — net	290,834	323,820	175,912	—	790,566

OTHER ASSETS	591,827	344,660	135,060	(971,042)	100,505

TOTAL ASSETS	$1,012,191	$725,907	$371,635	$(1,011,993)	$1,097,740

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$2,656	$—	$4,215	$—	$6,871
Accounts payable and accrued expenses	104,794	31,592	54,254	(37,504)	153,136

Total current liabilities	107,450	31,592	58,469	(37,504)	160,007

LONG-TERM LIABILITIES
Long-term debt, less current portion	606,229	30,217	69,540	(92,580)	613,406
Other long-term liabilities and deferrals	47,340	77,455	5,507	(73,569)	56,733

Total long-term liabilities	653,569	107,672	75,047	(166,149)	670,139

COMMITMENTS AND CONTINGENCIES	—	—	—	—	—

MINORITY INTERESTS IN SUBSIDIARIES	—	280	16,142	—	16,422

SHAREHOLDER’S EQUITY
Common stock	49,543	17	167,804	(167,821)	49,543
Other shareholder’s equity	201,629	586,346	54,173	(640,519)	201,629

Total shareholder’s equity	251,172	586,363	221,977	(808,340)	251,172

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$1,012,191	$725,907	$371,635	$(1,011,993)	$1,097,740

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED MARCH 31, 2005
AS RESTATED
(in thousands)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUES	$108,333	$76,289	$65,970	$(12,911)	$237,681

COSTS AND EXPENSES
Cost of operations	94,945	45,924	49,041	(12,911)	176,999
General and administrative expenses	1,384	7,082	3,829	—	12,295
Depreciation and amortization	5,852	5,905	6,497	—	18,254
Impairment of long-lived assets	226	—	—	—	226
Loss on sale of assets and other	—	394	294	—	688

Total costs and expenses	102,407	59,305	59,661	(12,911)	208,462

OPERATING INCOME	5,926	16,984	6,309	—	29,219

OTHER INCOME (EXPENSE)
Interest expense	(10,399)	(869)	(1,626)	2,316	(10,578)
Amortization of debt issue costs	(684)	—	(5)	—	(689)
Interest income	1,013	1,434	699	(2,316)	830
Foreign currency exchange loss	—	—	(82)	—	(82)
Equity in income of affiliates	18,672	3,790	24	(22,392)	94
Minority interests in income of subsidiaries	—	(51)	(49)	—	(100)

Total other income (expense)	8,602	4,304	(1,039)	(22,392)	(10,525)

INCOME BEFORE INCOME TAXES	14,528	21,288	5,270	(22,392)	18,694

Income taxes	2,475	2,860	1,306	—	6,641

NET INCOME	$12,053	$18,428	$3,964	$(22,392)	$12,053

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
THREE MONTHS ENDED MARCH 31, 2005
AS RESTATED
(in thousands)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$12,053	$18,428	$3,964	$(22,392)	$12,053
Noncash items in net income	(13,679)	5,413	7,227	22,392	21,353
Changes in assets and liabilities	(12,666)	(22,208)	(850)	(3,075)	(38,799)

Net cash provided by (used for) operating activities	(14,292)	1,633	10,341	(3,075)	(5,393)

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(2,500)	(5,235)	(2,766)	—	(10,501)
Net transactions with affiliates	10,610	(8,143)	(4,315)	1,848	—

Net cash provided by (used for) investing activities	8,110	(13,378)	(7,081)	1,848	(10,501)

FINANCING ACTIVITIES
Capital contribution from parent	3,466	—	—	—	3,466
Repayments of long-term debt	(650)	—	(987)	—	(1,637)
Change in intercompany notes	—	—	(1,227)	1,227	—
Other	—	—	(30)	—	(30)

Net cash provided by (used for) financing activities	2,816	—	(2,244)	1,227	1,799

Effect of exchange rate changes on cash and cash equivalents	—	—	(114)	—	(114)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,366)	(11,745)	902	—	(14,209)

CASH AND CASH EQUIVALENTS:
Beginning of period	23,568	17,553	59,107	—	100,228

End of period	$20,202	$5,808	$60,009	$—	$86,019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.
     We are one of the leaders in the motion picture exhibition industry, in terms of both revenues and the number of screens in operation, with theatres in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing programs, pay phones, ATM machines and electronic video games located in some of our theatres. We expect our recent investment in National CineMedia to assist us in expanding our offerings to advertisers, exploring ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of theatres for non-film events. In addition, we are able to use theatres during non-peak hours for concerts, sporting events, and other cultural events. Films released during the three months ended March 31, 2006 included The Pink Panther, V for Vendetta, Inside Man and Ice Age 2: The Meltdown, which was released on March 31, 2006. Film releases scheduled for the remainder of 2006 include high profile films such as Pirates of the Carribean: Dead Man’s Chest, Superman Returns, X Men 3, Mission Impossible III, The DaVinci Code and Cars. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios.
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

Revenue and Expense Recognition
     Revenues are recognized when admissions and concession sales are received at the box office. We record proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognize admissions and concession revenue when a holder redeems the card or certificate. We recognize unredeemed gift cards and other advanced sale-type certificates as revenue only after such a period of time indicates, based on historical experience, the likelihood of redemption is remote, and based on applicable laws and regulations. In evaluating the likelihood of redemption, we consider the period outstanding, the level and frequency of activity, and the period of inactivity. Other revenues primarily consist of screen advertising. Screen advertising revenues are recognized over the period that the related advertising is delivered on-screen or in-theatre pursuant to the specific terms of the agreements with the advertisers.
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
     Long-lived assets are evaluated for impairment on an individual theatre basis or a group basis if the group of theatres shares the same marketplace, which we believe is the lowest applicable level for which there are identifiable cash flows. The evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the possibility of renewal periods, for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, we then compare the carrying value of the asset with its estimated fair value. Fair values are determined based on a multiple of cash flows, which was seven times for the evaluation performed during the three months ended March 31, 2006. When estimated fair value is determined to be lower than the carrying value of the long-lived asset, the asset is written down to its estimated fair value.
Goodwill
     Our recorded goodwill was $43.7 million at March 31, 2006. We evaluate goodwill for impairment annually at fiscal year-end and any time events or circumstances indicate the carrying amount of the goodwill may not be fully recoverable. We evaluate goodwill for impairment on an individual theatre basis, which is the lowest level of identifiable cash flows and the level at which goodwill is recorded. The evaluation is a two-step approach requiring us to compute the fair value of a theatre and compare it with its carrying value. If the carrying value exceeds fair value, a second step would be performed to measure the potential goodwill impairment. Fair value is determined based on a multiple of cash flows, which was seven times for the most recent evaluation performed during the year ended December 31, 2005. When estimated fair value is determined to be lower than the carrying value of the asset, the asset is written down to its estimated fair value.
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
Income Taxes
     We participate in the consolidated tax return of our parent, Cinemark, Inc. However, our provision for income taxes is computed as if we file separate income tax returns. We use an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the bases of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not those assets will be realized. Income taxes are provided on unremitted earnings from foreign subsidiaries unless such earnings are expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments. The related tax accruals are recorded in accordance with SFAS No. 5, “Accounting for Contingencies”. To the extent contingencies are probable and estimable, an accrual is recorded within current liabilities in the condensed consolidated balance sheet. To the extent tax accruals differ from actual payments or assessments, the accruals will be adjusted.

Results of Operation
     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income:

	% of Revenues
	Three Months Ended
	March 31,
	2006	2005
Revenues
Admissions	62.5%	63.6%
Concession	31.7%	31.0%
Other	5.8%	5.4%

Total revenues	100.0%	100.0%

Cost of operations[1]	74.6%	74.5%
General and administrative expenses	5.7%	5.1%
Depreciation and amortization	8.2%	7.7%
Impairment of long-lived assets	0.1%	0.1%
Loss on sale of assets and other	0.3%	0.3%

Total costs and expenses	88.9%	87.7%

Operating income	11.1%	12.3%

[1]	Excludes depreciation and amortization.
Three months ended March 31, 2006 and 2005
     Revenues. Total revenues for the three months ended March 31, 2006 (“first quarter of 2006”) increased to $246.0 million from $237.7 million for the three months ended March 31, 2005 (“first quarter of 2005”), representing a 3.5% increase. The table below summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	Three Months Ended
	March 31,
	2006	2005	% Change
Admissions revenues (in millions)	$153.7	$151.2	1.6%
Concession revenues (in millions)	$78.1	$73.8	5.8%
Total revenues (in millions)	$246.0	$237.7	3.5%

Attendance (in millions)	38.5	40.0	(3.8%)
Average ticket price	$3.99	$3.78	5.7%
Concession revenues per patron	$2.03	$1.84	10.0%
Revenues per screen	$73,655	$74,614	(1.3%)
     The increase in admissions revenues was attributable to a 5.7% increase in average ticket price, which increased from $3.78 for the first quarter of 2005 to $3.99 for the first quarter of 2006, partially offset by a 3.8% decrease in attendance from 40.0 million patrons for the first quarter of 2005 to 38.5 million patrons for the first quarter of 2006. The increase in concession revenues was attributable to a 10.0% increase in concession revenues per patron, which increased from $1.84 for the first quarter of 2005 to $2.03 for the first quarter of 2006 partially offset by the 3.8% decrease in attendance. The increases in average ticket prices and concession revenues per patron were primarily due to price increases successfully implemented during the fourth quarter of 2005 and also due to favorable exchange rates in certain countries in which we operate.

     Cost of Operations. Cost of operations was $183.5 million, or 74.6% of revenues, for the first quarter of 2006 compared to $177.0 million, or 74.5% of revenues, for the first quarter of 2005.
     Film rentals and advertising costs were $78.9 million, or 51.4% of admissions revenues, for the first quarter of 2006 compared to $78.9 million, or 52.2% of admissions revenues, for the first quarter of 2005. The decrease in film rentals and advertising costs as a percentage of admissions revenues was due to an increase in the number of films released during first quarter of 2006 and overall lower rates for these films compared with the first quarter of 2005. Concession supplies expense was $12.0 million, or 15.4% of concession revenues, for the first quarter of 2006 compared to $11.7 million, or 15.9% of concession revenues, for the first quarter of 2005. The decrease in concession supplies expense as a percentage of concession revenues was primarily due to the successful implementation of concession price increases during the fourth quarter of 2005.
     Salaries and wages increased to $24.5 million for the first quarter of 2006 from $24.3 million for the first quarter of 2005 primarily due to new theatre openings. Facility lease expense increased to $35.8 million for the first quarter of 2006 from $32.9 million for the first quarter of 2005 primarily due to new theatre openings. Utilities and other costs increased to $32.1 million for the first quarter of 2006 from $29.2 million for the first quarter of 2005 primarily due to higher utility costs and new theatre openings.
     General and Administrative Expenses. General and administrative expenses increased to $14.0 million for the first quarter of 2006 from $12.3 million for the first quarter of 2005. The increase was primarily due to increased incentive compensation expense and stock option compensation expense related to the adoption of SFAS No. 123 (R). See Note 3 to the condensed consolidated financial statements.
     Depreciation and Amortization. Depreciation and amortization expense was $20.2 million for the first quarter of 2006 compared to $18.3 million for the first quarter of 2005. The increase is primarily due to new theatre openings.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $0.3 million during the first quarter of 2006 compared to $0.2 million for the first quarter of 2005. Impairment charges for 2006 included the write-down of three theatres in the United States to their fair values. Impairment charges for 2005 included the write-down of two theatres in the United States to their fair values.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $0.7 million during the first quarter of 2006 and $0.7 million during the first quarter of 2005.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, was $12.5 million for the first quarter of 2006 compared to $11.3 million for the first quarter of 2005. The increase was due to increased interest rates on our variable rate debt outstanding.
     Income Taxes. Income tax expense of $1.3 million was recorded for the first quarter of 2006 compared to $6.6 million recorded for the first quarter of 2005. The effective tax rate was 8.8% for the first quarter of 2006 versus 35.5% for the first quarter of 2005. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effect of significant infrequent or unusual items occurring during the interim period. As a result of the full inclusion in the interim rate calculation of these items, the interim rate may vary significantly from the normalized annual rate. The interim tax rate for the first quarter of 2006 reflects the release of the valuation allowance on foreign deferred tax assets. The effective tax rate before separately stated items was 36.5%.

Liquidity and Capital Resources
Operating Activities
     We primarily collect our revenues in cash, mainly through box office receipts and the sale of concession supplies. We also continue to expand the number of theatres that provide the patron a choice of using a credit card, in place of cash, which we convert to cash in approximately three to four days. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash used for operating activities, as reflected in the condensed consolidated statements of cash flows, amounted to $1.6 million for the three months ended March 31, 2006 compared to $5.4 million for the three months ended March 31, 2005.
Investing Activities
     Our investing activities have been principally related to the development and acquisition of additional theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our amended senior secured credit facility. Cash used for investing activities, as reflected in the condensed consolidated statements of cash flows, amounted to $27.9 million for the three months ended March 31, 2006 compared to $10.5 million for the three months ended March 31, 2005. Capital expenditures for the three months ended March 31, 2006 included capital expenditures for new theatres of $16.6 million and capital expenditures for existing theatres of $11.6 million.
     We continue to expand our U.S. theatre circuit. We opened four new theatres with 42 screens during the three months ended March 31, 2006. At March 31, 2006, our total domestic screen count was 2,451 screens (12 of which are in Canada). At March 31, 2006, we had signed commitments to open nine new theatres with 133 screens in domestic markets by the end of 2006 and open four new theatres with 60 screens subsequent to 2006. We estimate the remaining capital expenditures for the development of these 193 screens will be approximately $46 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We also continue to expand our international theatre circuit. We opened one new theatre with seven screens during the three months ended March 31, 2006, bringing our total international screen count to 919 screens. At March 31, 2006, we had signed commitments to open seven new theatres with 54 screens in international markets by the end of 2006 and open four new theatres with 34 screens subsequent to 2006. We estimate the remaining capital expenditures for the development of these 88 screens in international markets will be approximately $38 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
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
     Subsequent to March 31, 2006, we repurchased $5,000 aggregate principal amount of our 9% senior subordinated notes as part of open market purchases and Cinemark, Inc. repurchased $25,000 aggregate principal amount at maturity of its 9 3/4% senior discount notes as part of open market purchases. These transactions were funded by us with available cash. As a result of these transactions, we will record a loss on early retirement of debt of approximately $475 and Cinemark, Inc. will record a loss on early retirement of debt of approximately $1,535 during the second quarter of 2006.

Financing Activities
     Cash used for financing activities, as reflected in the condensed consolidated statements of cash flows, amounted to $2.2 million for the three months ended March 31, 2006 compared to cash provided by financing activities of $1.8 million for the three months ended March 31, 2005.
     As of March 31, 2006, our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating leases, outstanding letters of credit, obligations under employment agreements and purchase commitments for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	4 - 5 Years	5 Years
Long-term debt	$617.9	$6.4	$9.3	$249.3	$352.9
Scheduled interest payments on long-term debt[1]	262.0	48.0	94.8	85.8	33.4
Lease obligations	1,560.3	123.8	259.6	244.7	932.2
Letters of credit	0.1	0.1	—	—	—
Employment agreements	9.3	3.1	6.2	—	—
Purchase commitments [2]	88.8	57.3	30.5	0.4	0.6

Total obligations	$2,538.4	$238.7	$400.4	$580.2	$1,319.1

[1]	Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates in effect on March 31, 2006.

[2]	Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of March 31, 2006.
     As of March 31, 2006, we were in full compliance with all agreements governing our outstanding debt.
Cinemark, Inc. Senior Discount Notes
     On March 31, 2004, Cinemark, Inc. issued approximately $577.2 million aggregate principal amount at maturity of 9 3/4% senior discount notes due 2014. The gross proceeds at issuance of approximately $360.0 million were used to fund in part the merger between Cinemark, Inc. and a subsidiary of Madison Dearborn Partners, LLC that occurred on April 2, 2004. Interest on the notes accretes until March 15, 2009 up to their aggregate principal amount. Cash interest will accrue and be payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2009. Due to the holding company status of Cinemark, Inc., payments of principal and interest under these notes will be dependent on loans, dividends and other payments from us to Cinemark, Inc.
     On September 22, 2005, Cinemark, Inc. repurchased $1.8 million aggregate principal amount at maturity of the 9 3/4% senior discount notes as part of an open market purchase for approximately $1.3 million, including accreted interest. As of March 31, 2006, the accreted principal balance of the notes was approximately $434.2 million and the aggregate principal amount at maturity will be approximately $575.3 million.
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
     Subsequent to March 31, 2006, Cinemark, Inc. repurchased $15,000 aggregate principal amount at maturity of its 9 3/4% senior discount notes as part of open market purchases. These transactions were funded by us with available cash. As a result of these transactions, Cinemark, Inc. will record a loss on early retirement of debt of approximately $1,535 during the second quarter of 2006.
Senior Subordinated Notes
     As of March 31, 2006, we had outstanding approximately $342.3 million aggregate principal amount of 9% senior subordinated notes due 2013. Interest is payable on February 1 and August 1 of each year. We may redeem all or part of the existing 9% notes on or after February 1, 2008.
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
     Subsequent to March 31, 2006, we repurchased $5,000 aggregate principal amount of our 9% senior subordinated notes as part of open market purchases. These transactions were funded by us with available cash. As a result of these transactions, we will record a loss on early retirement of debt of approximately $475 during the second quarter of 2006.
Senior Secured Credit Facility
     At March 31, 2006, there was approximately $254.8 million outstanding under our amended term loan and no borrowings outstanding under the amended revolving credit line. Approximately $99.9 million was available for borrowing under the amended revolving credit line, giving effect to a $0.1 million letter of credit outstanding. The average interest rate on outstanding borrowings under the amended senior secured credit facility at March 31, 2006 was 6.5% per annum.
     Under the amended term loan, principal payments of approximately $0.7 million are due each calendar quarter through March 31, 2010 and increase to $61.1 million each calendar quarter from June 30, 2010 to maturity at March 31, 2011. The amended term loan bears interest, at our option, at: (A) the base rate equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.75% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.75% to 2.00% per annum, both of which will be adjusted based upon our achieving certain performance targets.
     Borrowings under the amended revolving credit line bear interest, at our option, at: (A) a base rate equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 1.00% to 1.50% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 2.00% to 2.50% per annum, both of which will be adjusted based upon our achieving certain performance targets. We are required to pay a commitment fee calculated at the rate of 0.50% per annum on the average daily unused portion of the amended revolving credit line, payable quarterly in arrears.
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
Cinemark Chile Note Payable
     On March 26, 2002, Cinemark Chile S.A. entered into a Debt Acknowledgment, Rescheduling and Joint Guarantee and Co-Debt Agreement with Scotiabank Sud Americano and three local banks. Under this agreement, Cinemark Chile S.A. borrowed the U.S. dollar equivalent of approximately $10.6 million in Chilean pesos (adjusted for inflation pursuant to the Unidades de Fomento). On September 29, 2004, Cinemark Chile S.A. refinanced the outstanding debt under an amended debt agreement with two of the original local banks, Corpbanca and Banco Security. The amended agreement requires 24 equal quarterly installments of principal plus accrued and unpaid interest, which commenced December 31, 2004. The agreement requires Cinemark Chile S.A. to maintain certain financial ratios and contains other restrictive covenants typical for agreements of this type such as a limitation on dividends. Funds borrowed under this agreement bear interest at the 90 day TAB Banking rate as published by the Association of Banks and Financial Institutions Act plus 1.5%. At March 31, 2006, approximately US$5.9 million was outstanding under this agreement.
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
Interest Rate Risk
     An increase or decrease in interest rates would affect interest costs relating to our variable rate debt facilities. We and our subsidiaries are currently parties to variable rate debt facilities. At March 31, 2006, there was an aggregate of approximately $264.9 million of variable rate debt outstanding under these facilities. Based on the interest rate levels in effect on the variable rate debt outstanding at March 31, 2006, a 100 basis point increase in market interest rates would not increase our annual interest expense by a material amount. Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.
     The tables below provide information about our fixed rate and variable rate long-term debt agreements as of March 31, 2006 and December 31, 2005:

	Expected Maturity as of March 31, 2006
	(in millions)								Average
	March 31,							Fair	Interest
	2007	2008	2009	2010	2011	Thereafter	Total	Value	Rate
Fixed rate	$0.1	$—	$—	$—	$—	$352.9	$353.0	$366.2	9.0%
Variable rate	6.3	4.9	4.4	4.2	245.1	—	264.9	266.5	6.6%

Total debt	$6.4	$4.9	$4.4	$4.2	$245.1	$352.9	$617.9	$632.7

	Expected Maturity as of December 31, 2005
	(in millions)								Average
	December 31,							Fair	Interest
	2006	2007	2008	2009	2010	Thereafter	Total	Value	Rate
Fixed rate	$0.1	$—	$—	$—	$—	$353.3	$353.4	$362.8	9.0%
Variable rate	6.8	5.5	4.3	4.1	185.1	61.1	266.9	268.4	6.6%

Total debt	$6.9	$5.5	$4.3	$4.1	$185.1	$414.4	$620.3	$631.2

Foreign Currency Exchange Rate Risk
     We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. Principally all the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Generally accepted accounting principles in the U.S. require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, generally accepted accounting principles in the U.S. require that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations result in us reporting exchange gains (losses) or foreign currency translation adjustments relating to our international subsidiaries depending on the inflationary environment of the country in which we operate. Based upon our equity ownership in our international subsidiaries as of March 31, 2006, holding everything else constant, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the net fair value of our investments in our international subsidiaries by approximately $14.4 million.

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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 1A. Risk Factors
     There have been no material changes from risk factors previously disclosed in Item 1A. to Part I of the Company’s Form 10-K for the year ended December 31, 2005.
Item 5. Other Information

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF MARCH 31, 2006
(In thousands, except share data, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$129,046	$21,226	$—	$150,272
Inventories	3,580	905	—	4,485
Accounts receivable	14,507	2,894	(829)	16,572
Prepaid expenses and other	3,576	848	—	4,424

Total current assets	150,709	25,873	(829)	175,753

THEATRE PROPERTIES AND EQUIPMENT — net	709,911	85,829	—	795,740

OTHER ASSETS
Goodwill	8,853	34,818	—	43,671
Investments in and advances to affiliates	183,300	7,059	(182,956)	7,403
Intangible assets, deferred charges and other assets — net	52,692	9,321	(11,200)	50,813

Total other assets	244,845	51,198	(194,156)	101,887

TOTAL ASSETS	$1,105,465	$162,900	$(194,985)	$1,073,380

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$2,656	$3,695	$—	$6,351
Income tax payable	6,717	2,000	—	8,717
Accounts payable and accrued expenses	93,940	16,396	(812)	109,524

Total current liabilities	103,313	22,091	(812)	124,592

LONG-TERM LIABILITIES
Senior credit agreements	252,251	17,559	(11,200)	258,610
Senior subordinated notes	352,939	—	—	352,939
Deferred income taxes	13,422	(3,872)	—	9,550
Deferred lease expenses	28,093	1,677	—	29,770
Deferred gain on sale leasebacks	3,183	—	—	3,183
Deferred revenues and other long-term liabilities	1,229	5,173	—	6,402

Total long-term liabilities	651,117	20,537	(11,200)	660,454

COMMITMENTS AND CONTINGENCIES	—	—	—	—

MINORITY INTERESTS IN SUBSIDIARIES	10,481	5,771	—	16,252

SHAREHOLDER’S EQUITY
Class A common stock, $.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	37,942	(37,942)	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and outstanding	49,543	33,050	(33,050)	49,543
Additional paid-in-capital	72,628	111,981	(111,981)	72,628
Retained earnings	293,861	(61,987)	—	231,874
Treasury stock, 57,245 Class B shares at cost	(24,233)	—	—	(24,233)
Accumulated other comprehensive loss	(51,245)	(6,485)	—	(57,730)

Total shareholder’s equity	340,554	114,501	(182,973)	272,082

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$1,105,465	$162,900	$(194,985)	$1,073,380

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
REVENUES	$202,906	$43,350	$(267)	$245,989

COSTS AND EXPENSES
Cost of operations	149,660	34,069	(267)	183,462
General and administrative expenses	11,108	2,938	—	14,046
Depreciation and amortization	15,580	4,589	—	20,169
Impairment of long-lived assets	276	—	—	276
Loss on sale of assets and other	644	84	—	728

Total costs and expenses	177,268	41,680	(267)	218,681

OPERATING INCOME	25,638	1,670	—	27,308

OTHER INCOME (EXPENSE)
Interest expense	(11,529)	(492)	196	(11,825)
Amortization of debt issue costs	(698)	(6)	—	(704)
Interest income	1,758	332	(196)	1,894
Foreign currency exchange gain (loss)	409	(349)	—	60
Equity in income (loss) of affiliates	24	(1,213)	—	(1,189)
Minority interests in income of subsidiaries	(254)	(18)	—	(272)

Total other income (expense)	(10,290)	(1,746)	—	(12,036)

INCOME (LOSS) BEFORE INCOME TAXES	15,348	(76)	—	15,272

Income taxes	1,288	52	—	1,340

NET INCOME (LOSS)	$14,060	$(128)	$—	$13,932

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income (loss)	$14,060	$(128)	$—	$13,932

Noncash items in net income (loss):
Depreciation	15,388	4,220	—	19,608
Amortization of intangible and other assets	192	369	—	561
Amortization of foreign advanced rents	185	96	—	281
Amortization of debt issue costs	698	6	—	704
Amortization of gain on sale leasebacks	(92)	—	—	(92)
Amortization of debt premium	(391)	—	—	(391)
Amortization of deferred revenues	(95)	—	—	(95)
Impairment of long-lived assets	276	—	—	276
Stock option compensation expense	716	—	—	716
Loss on sale of assets and other	644	84	—	728
Deferred lease expenses	299	(47)	—	252
Deferred income tax expenses	(5,888)	11	—	(5,877)
Equity in (income) loss of affiliates	(24)	1,213	—	1,189
Minority interests in income of subsidiaries	254	18	—	272
Changes in assets and liabilities	(32,600)	(1,097)	—	(33,697)

Net cash provided by (used for) operating activities	(6,378)	4,745	—	(1,633)

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(25,148)	(3,098)	—	(28,246)
Proceeds from sale of theatre properties and equipment	13	45	—	58
Net transactions with affiliates	534	271	(534)	271

Net cash used for investing activities	(24,601)	(2,782)	(534)	(27,917)

FINANCING ACTIVITIES
Proceeds from long-term debt	2	599	—	601
Repayments of long-term debt	(650)	(1,614)	—	(2,264)
Other	(437)	(636)	534	(539)

Net cash used for financing activities	(1,085)	(1,651)	534	(2,202)

Effect of exchange rate changes on cash and cash equivalents	(413)	257	—	(156)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,477)	569	—	(31,908)

CASH AND CASH EQUIVALENTS:
Beginning of period	161,523	20,657	—	182,180

End of period	$129,046	$21,226	$—	$150,272

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior subordinated notes.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company filed with the Texas Secretary of State on September 3, 1992 (incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

3.2(a)	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 033-47040) filed April 9, 1992).

3.2(b)	Amendment to Bylaws of the Company dated March 12, 1996 (incorporated by reference to Exhibit 3.2(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 6, 1997).

4.2(a)	Indenture dated February 11, 2003 between the Company and The Bank of New York Trust Company of Florida, N.A. governing the 9% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 19, 2003).

4.2(b)	First Supplemental Indenture dated as of May 7, 2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(i) to the Company’s Registration Statement on Form S-4 (File No. 333-104940) filed May 28, 2003).

4.2(c)	Second Supplemental Indenture dated as of November 11, 2004 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 033-047040) filed March 29, 2005).

4.2(d)	Form of 9% Note (contained in the Indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K (File 033-47040) filed March 19, 2003).

10.1(a)	Management Agreement, dated as of July 28, 1993, between the Company and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.1(a) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed May 17, 2002).

10.1(b)	Management Agreement, dated as of September 10, 2002, between Cinemark USA, Inc. and Cinemark de Mexico (incorporated by reference to Exhibit 10.8 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1994).

10.1(c)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and the Company (incorporated by reference to Exhibit 10.14(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1994).

10.1(d)	First Amendment to Management Agreement of Laredo Theatre, Ltd. effective as of December 10, 2003 between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed September 8, 2004).

10.1(e)	Management Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and the Company (incorporated by reference to Exhibit 10.4(i) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.1(f)	First Amendment to Management Agreement of Cinemark Partners II, Ltd. dated as of January 5, 1998 by and between Cinemark USA, Inc. and Cinemark Partners II, Ltd. (incorporated by reference to Exhibit 10.1(f) to the Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed September 8, 2004).

10.1(g)	Management Services Agreement dated April 10, 2003 between Greeley Partners L.P. and CNMK Texas Properties, Ltd. (incorporated by reference to Exhibit 10.1(g) to Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed September 8, 2004).

10.2	Amended and Restated Agreement to Participate in Profits and Losses, dated as of March 12, 2004, between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.3(a)	License Agreement, dated December 10, 1993, between Laredo Joint Venture and the Company (incorporated by reference to Exhibit 10.14(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1994).

10.3(b)	License Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and the Company (incorporated by reference to Exhibit 10.10(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.4(a)	Tax Sharing Agreement, between the Company and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc. ), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.4(b)	Tax Sharing Agreement, dated as of July 28, 1993, between the Company and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1993).

10.5(a)	Indemnification Agreement, between the Company and Lee Roy Mitchell, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(a) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.5(b)	Indemnification Agreement, between the Company and Tandy Mitchell, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.5(c)	Indemnification Agreement, between the Company and Alan Stock, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(d) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.5(d)	Indemnification Agreement, between the Company and W. Bryce Anderson, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(f) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.5(e)	Indemnification Agreement, between the Company and Sheldon I. Stein, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(g) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.5(f)	Indemnification Agreement, between the Company and Heriberto Guerra, dated as of December 3, 1993 (incorporated by reference to Exhibit 10.23(f) to the Company’s Annual Report on Form 10-K (File No. 033-11895) filed September 13, 1996).

10.6(a)	Senior Secured Credit Agreement dated December 4, 1995 among Cinemark International, L.L.C. (f/k/a Cinemark II, Inc., Cinemark Mexico (USA) and Cinemark de Mexico (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed April 1, 1996).

10.6(b)	First Amendment to Senior Secured Credit Agreement, dated as of September 30, 1996, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(b) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.6(c)	Second Amendment to Senior Secured Credit Agreement, dated as of September 28, 2000, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(c) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.7(a)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.14(a) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(b)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Alan Stock (incorporated by reference to Exhibit 10.14(b) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(c)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tim Warner (incorporated by reference to Exhibit 10.14(c) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(d)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.14(d) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(e)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.14(e) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(f)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tandy Mitchell (incorporated by reference to Exhibit 10.14(f) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.8(a)	Amended and Restated Credit Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings, Inc., the Company, the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Legal Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.8(b)	First Amendment to the Amended and Restated Credit Agreement, dated August 18, 2004, among Cinemark, Inc., CNMK Holdings, Inc., Cinemark USA, Inc., the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Lead Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 10.15(b) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 13, 2005).

10.9	Amended and Restated Guaranty and Collateral Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings Inc., the Company and certain of it subsidiaries in favor of Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.10(a)	Stock Purchase Agreement dated as of August 18, 2004, among Cinemark Empreendimentos e Participacoes, Ltda, Venture II Equity Holdings Corporation, Inc. and Kristal Holdings Limited (incorporated by reference to Exhibit 10.20(a) to Cinemark, Inc.’s Quarterly Report on Form 10-Q (File No. 333-116292) filed May 13, 2005).

10.10(b)	Stock Purchase Agreement dated as of August 18, 2004, among Cinemark Empreendimentos e Participacoes, Ltda, Prona Global Ltd., Messrs. Edgar Gleich, Riccardo Arduini, Moises Pinsky, Eduardo Alalou, and Robert Luis Leme Klabin (incorporated by reference to Exhibit 10.20(b) to Cinemark, Inc.’s Quarterly Report on Form 10-Q (File No. 333-116292) filed May 13, 2005).

*31.1	Certification of Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK USA, INC.
Registrant

DATE: May 15, 2006

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