Form 10-Q
period 2006-09-30
CINEMARK USA INC /TX
filed 2006-11-14
CIK 885975

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐      No ☑
     As of October 31, 2006, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.

CINEMARK USA, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$142,192	$182,180
Inventories	4,272	4,546
Accounts receivable	24,579	15,405
Prepaid expenses and other	5,981	4,538

Total current assets	177,024	206,669

THEATRE PROPERTIES AND EQUIPMENT	1,447,966	1,398,798
Less accumulated depreciation and amortization	656,586	608,232

Theatre properties and equipment — net	791,380	790,566

OTHER ASSETS
Goodwill	44,173	42,107
Intangible assets — net	8,689	9,958
Investments in and advances to affiliates	6,618	8,400
Deferred charges and other assets — net	42,894	40,040

Total other assets	102,374	100,505

TOTAL ASSETS	$1,070,778	$1,097,740

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$5,530	$6,871
Income tax payable	3,572	13,144
Accounts payable and accrued expenses	108,989	139,992

Total current liabilities	118,091	160,007

LONG-TERM LIABILITIES
Senior credit agreements	258,311	260,076
Senior subordinated notes	342,157	353,330
Deferred income taxes	7,441	15,427
Deferred lease expenses	30,242	29,518
Deferred gain on sale leasebacks	3,000	3,275
Deferred revenues and other long-term liabilities	6,539	8,513

Total long-term liabilities	647,690	670,139

COMMITMENTS AND CONTINGENCIES	—	—

MINORITY INTERESTS IN SUBSIDIARIES	17,145	16,422

SHAREHOLDER’S EQUITY
Class A common stock, $.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and outstanding	49,543	49,543
Additional paid-in-capital	82,104	68,105
Retained earnings	236,751	217,942
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Accumulated other comprehensive loss	(56,313)	(60,185)

Total shareholder’s equity	287,852	251,172

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$1,070,778	$1,097,740

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
REVENUES
Admissions	$177,653	$161,626	$514,183	$470,535
Concession	90,250	80,461	260,223	234,564
Other	20,092	14,213	54,683	41,909

Total revenues	287,995	256,300	829,089	747,008

COSTS AND EXPENSES
Cost of operations (excludes depreciation and amortization):
Film rentals and advertising	95,759	86,262	275,005	253,511
Concession supplies	15,016	13,756	41,863	38,151
Salaries and wages	27,516	25,520	79,002	75,245
Facility lease expense	37,063	35,190	109,513	101,026
Utilities and other	35,467	32,022	100,924	90,884

Total cost of operations	210,821	192,750	606,307	558,817

General and administrative expenses	16,421	13,367	45,865	37,872
Depreciation and amortization	19,863	18,966	60,043	56,887
Impairment of long-lived assets	4,818	2,317	5,741	2,543
Loss on sale of assets and other	1,395	1,070	2,938	1,908

Total costs and expenses	253,318	228,470	720,894	658,027

OPERATING INCOME	34,677	27,830	108,195	88,981

OTHER INCOME (EXPENSE)
Interest expense	(12,234)	(11,014)	(35,887)	(32,535)
Amortization of debt issue costs	(701)	(697)	(2,106)	(2,075)
Interest income	2,089	2,182	5,563	4,206
Foreign currency exchange gain (loss)	(661)	262	94	(698)
Loss on early retirement of debt	—	—	(941)	—
Equity in income (loss) of affiliates	(431)	60	(1,699)	182
Minority interests in income of subsidiaries	(633)	(442)	(1,790)	(882)

Total other expenses	(12,571)	(9,649)	(36,766)	(31,802)

INCOME BEFORE INCOME TAXES	22,106	18,181	71,429	57,179

Income taxes	7,844	7,538	20,875	20,016

NET INCOME	$14,262	$10,643	$50,554	$37,163

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine months ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$50,554	$37,163

Noncash items in net income:
Depreciation	58,564	54,802
Amortization of intangible and other assets	1,479	2,085
Amortization of foreign advanced rents	816	999
Amortization of debt issue costs	2,106	2,075
Amortization of gain on sale leasebacks	(275)	(274)
Amortization of debt premium	(1,173)	(1,173)
Amortization of deferred revenues and other	(307)	(358)
Impairment of long-lived assets	5,741	2,543
Stock option compensation expense	2,148	—
Loss on sale of assets and other	2,938	1,908
Write-off unamortized debt issue costs related to early retirement of debt	222	—
Deferred lease expenses	724	1,173
Deferred income tax expenses	(7,986)	1,030
Equity in (income) loss of affiliates	1,800	(182)
Minority interests in income of subsidiaries	1,790	882

Changes in assets and liabilities:
Inventories	274	128
Accounts receivable	(9,174)	(3,420)
Prepaid expenses and other	(1,443)	(1,197)
Other assets	(8,393)	(15,056)
Advances with affiliates	(289)	6,758
Accounts payable and accrued expenses	(21,032)	(19,609)
Other long-term liabilities	484	529
Income tax receivable/payable	2,278	10,038

Net cash provided by operating activities	81,846	80,844

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(77,902)	(47,676)
Proceeds from sale of theatre properties and equipment	1,236	1,266
Purchase of shares in National CineMedia	—	(7,329)
Return of capital from affiliates	271	284

Net cash used for investing activities	(76,395)	(53,455)

FINANCING ACTIVITIES
Capital contribution from parent	—	6,935
Dividends to parent	(31,745)	—
Retirement of senior subordinated notes	(10,000)	—
Proceeds from long-term debt	2,273	307
Repayments of long-term debt	(5,009)	(4,831)
Other	(1,226)	(651)

Net cash provided by (used for) financing activities	(45,707)	1,760

Effect of exchange rate changes on cash and cash equivalents	268	4,361

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(39,988)	33,510
CASH AND CASH EQUIVALENTS:
Beginning of period	182,180	100,228

End of period	$142,192	$133,738

SUPPLEMENTAL INFORMATION (See Note 10)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
1. The Company and Basis of Presentation
     Cinemark USA, Inc. and subsidiaries (the “Company”) are one of the leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation, with theatres in the United States (“U.S.”), Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The Company also managed additional theatres in the U.S., Canada, Brazil, Colombia and Taiwan during the nine months ended September 30, 2006.
     Cinemark, Inc. is the Delaware holding company of Cinemark USA, Inc. On August 2, 2006, Cinemark Holdings, Inc. was formed as the Delaware holding company of Cinemark, Inc.
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
     These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2005, included in the Annual Report filed March 28, 2006, on Form 10-K by the Company under the Securities Exchange Act of 1934. Operating results for the nine months ended September 30, 2006, are not necessarily indicative of the results to be achieved for the full year.
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
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of SFAS No. 157 on its condensed consolidated financial statements.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to have a significant impact on the condensed consolidated financial statements.
     On May 18, 2006, the State of Texas passed a bill to replace the current franchise tax with a new margin tax to be effective January 1, 2008. The Company estimates the new margin tax will not have a significant impact on its income tax expense or deferred tax assets and liabilities.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
3. Investment in National CineMedia
     On July 15, 2005, Cinemark Media, Inc., a wholly owned subsidiary of the Company, purchased a 20.7% interest in National CineMedia LLC (“National CineMedia”) for approximately $7,329. National CineMedia is a joint venture between Regal Entertainment Group, AMC Entertainment Inc. and the Company. National CineMedia provides marketing, sales and distribution of cinema advertising and promotional products; business communications and training services; and the distribution of digital alternative content. As part of the transaction, the Company and National CineMedia entered into an exhibitor services agreement, pursuant to which National CineMedia provides advertising, promotion and event services to the Company’s theatres, and a software license agreement in connection with the licensing of certain software and related rights.
     The Company is accounting for its investment in National CineMedia under the equity method of accounting. The Company’s investment in National CineMedia is included in investments in and advances to affiliates on the Company’s condensed consolidated balance sheets. During the nine months ended September 30, 2006, the Company received a $271 return of its capital investment from National CineMedia and recorded an equity loss of $1,889. As of September 30, 2006, the Company’s investment in National CineMedia was approximately $5,169. The Company recorded $18,833 and $0 of other revenue from National CineMedia during the nine months ended September 30, 2006 and September 30, 2005, respectively, related to screen advertising and other ancillary streams of revenue. The Company had a receivable recorded in the amount of $10,048 and $58 due from National CineMedia related to screen advertising and other ancillary streams of revenue as of September 30, 2006 and December 31, 2005, respectively.
     Under the terms of its agreement with National CineMedia, the Company installed digital distribution technology in certain of its domestic theatres. The Company spent approximately $21,000 for digital projectors and related equipment necessary to show various digital media. As of September 30, 2006, the Company had met its obligations for installation of digital distribution technology under the agreement.
     As part of the joint venture, the Company, Regal Entertainment Group, AMC Entertainment Inc. and National CineMedia signed a promissory note under which the Company, Regal Entertainment Group and AMC Entertainment Inc. were obligated to make loans to National CineMedia on a revolving basis as needed. The maximum amount that National CineMedia could borrow under the note was $11,000 for which the Company’s obligation was approximately $2,300. Amounts borrowed by National CineMedia were due in full upon the earlier of March 31, 2007 or an event of default as defined in the promissory note. During March 2006, National CineMedia secured a $20,000 revolving credit facility with various lenders. The Company is not a party to nor has any obligation under this credit facility. As of September 30, 2006, all amounts due under the promissory note had been repaid in full by National CineMedia and the Company no longer has any obligation to make loans to National CineMedia.
     On October 12, 2006, National CineMedia filed a registration statement for a proposed initial public offering with the Securities and Exchange Commission. National CineMedia intends to distribute the net proceeds from the proposed initial public offering to its current owners, Regal Entertainment Group, AMC Entertainment, Inc. and the Company, in connection with modifying payment obligations for network access. There can be no guarantee that National CineMedia will complete the proposed initial public offering or that the Company will receive any proceeds.
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
     On September 30, 2004, Cinemark, Inc. granted options to purchase 2,361,590 shares under the Plan at an exercise price of $22.58 per option (equal to the market value at the date of grant). Options to purchase 234,219 shares vested immediately and the remaining options granted in 2004 vest daily over the period ending April 1, 2009 and expire ten years from the grant date. On January 28, 2005, Cinemark, Inc. granted options to purchase 4,075 shares under the Plan at an exercise price of $22.58 per option (equal to the market value at the date of grant). The options granted during January 2005 vest daily over five years and the options expire ten years from the grant date. There were no grants under the Plan during the nine months ended September 30, 2006 nor were there any options exercised.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
     For each 2004 and 2005 grant, the fair values of the options were estimated on the dates of grant using the Black-Scholes option-pricing model with the following assumptions:

	September 30, 2004	January 28, 2005
	Grant	Grant
Expected life	6.5 years	6.5 years
Expected volatility [1]	39%	44%
Risk-free interest rate	3.79%	3.93%
Dividend yield	0%	0%

[1]	Expected volatility is based on historical volatility of the common stock price of comparable public companies.
     Below is a summary of activity under the Plan for the nine months ended September 30, 2006:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding at 12/31/05	2,365,665	$22.58
Granted	—	$—
Exercised	—	$—
Forfeited	(3,075)	$22.58

Outstanding at 9/30/06	2,362,590	$22.58

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment", which established accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) eliminated the intrinsic value measurement objective in Accounting Principles Board (“APB”) Opinion No. 25 and generally requires a Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model, which is consistent with the terms of the award, or a market observed price, if such a price exists. Such costs must be recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). The standard also requires a Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.
     The Company applied SFAS No. 123(R) using the “modified prospective method’’, under which it recognized compensation cost for all awards granted, modified or settled on or after January 1, 2006 and for the unvested portion of previously granted awards that were outstanding on January 1, 2006. The Company had approximately 1,538,062 unvested options outstanding on January 1, 2006 and recorded compensation expense of $2,148 and a tax benefit of approximately $753 during the nine months ended September 30, 2006 related to these outstanding options. As of September 30, 2006, the unrecognized compensation cost related to these unvested options was $7,160. The weighted average period over which these remaining compensation costs will be recognized is approximately 2.5 years.
     The Company applied APB Opinion No. 25 and related interpretations in accounting for stock option plans prior to the adoption of SFAS No. 123(R). Had compensation costs been determined based on the fair value at the date of grant for awards under the plans, consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, the Company’s net income for the three and nine months ended September 30, 2005 would have been reduced to the pro-forma amounts indicated below:

	Three Months Ended	Nine months Ended
	September 30, 2005	September 30, 2005
Net income as reported	$10,643	$37,163
Compensation expense included in reported net income, net of tax	—	—
Compensation expense under fair value method, net of tax	(741)	(2,223)

Pro-forma net income	$9,902	$34,940

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
5. Early Retirement of Long-Term Debt
     During May 2006, as part of three open market purchases, the Company repurchased $10,000 aggregate principal amount of its 9% senior subordinated notes for approximately $10,977, including accrued and unpaid interest. The transactions were funded by the Company with available cash from operations. As a result of the transactions, the Company recorded a loss on early retirement of debt of $941 during the nine months ended September 30, 2006, which included premiums paid and the write-off of unamortized debt issue costs related to the retired senior subordinated notes. As of September 30, 2006, the Company had outstanding $332,250 aggregate principal amount of its 9% senior subordinated notes.
     During May 2006, as part of four open market purchases, Cinemark, Inc. repurchased $39,775 aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $31,745. Cinemark, Inc. funded these transactions upon receipt of a $31,745 dividend from the Company, which was paid with available cash from its operations. As a result of the transactions, Cinemark, Inc. recorded a loss on early retirement of debt of $2,375 during the nine months ended September 30, 2006, which included premiums paid and the write-off of unamortized debt issue costs related to the retired senior discount notes. As of September 30, 2006, Cinemark, Inc. has outstanding $535,558 aggregate principal amount at maturity of its 9 3/4% senior discount notes.
6. Goodwill and Other Intangible Assets
     The Company’s goodwill was as follows:

		Tax Impact of	Foreign Currency
	Balance at	Tax Deductible	Translation	Balance at
	December 31, 2005	Goodwill	Adjustment	September 30, 2006
United States	$4,265	$—	$—	$4,265
Brazil	29,730	(63)	2,274	31,941
Mexico	1,830	—	(50)	1,780
Argentina	231	—	(5)	226
Chile	3,490	—	(153)	3,337
Peru	2,561	—	63	2,624

Total	$42,107	$(63)	$2,129	$44,173

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
     Intangible assets consisted of the following:

			Foreign Currency
	Balance at		Translation	Balance at
	December 31, 2005	Additions	Adjustment	September 30, 2006
Intangible assets with finite lives:

Capitalized licensing fees:
Gross carrying amount	$8,250	$—	$—	$8,250
Accumulated amortization	(2,591)	(413)	—	(3,004)

Net carrying amount	$5,659	$(413)	$—	$5,246

Vendor contracts:
Gross carrying amount	3,217	—	232	3,449
Accumulated amortization	(1,703)	(814)	(139)	(2,656)

Net carrying amount	$1,514	$(814)	$93	$793

Net favorable leases:
Gross carrying amount	1,392	—	71	1,463
Accumulated amortization	(232)	(130)	(13)	(375)

Net carrying amount	$1,160	$(130)	$58	$1,088

Other intangible assets:
Gross carrying amount	429	—	(3)	426
Accumulated amortization	(79)	(25)	—	(104)

Net carrying amount	$350	$(25)	$(3)	$322

Total net intangible assets with finite lives	$8,683	$(1,382)	$148	$7,449

Intangible assets with indefinite lives:
Tradename	1,259	—	(35)	1,224
Other unamortized intangible assets	16	—	—	16

Total intangible assets with indefinite lives	$1,275	$—	$(35)	$1,240

Total intangible assets — net	$9,958	$(1,382)	$113	$8,689

     Aggregate amortization expense of $1,479 for the nine months ended September 30, 2006 consisted of $1,382 of amortization of intangible assets and $97 of amortization of other assets. Estimated aggregate future amortization expense for intangible assets is as follows:

For the three months ended December 31, 2006	$307
For the twelve months ended December 31, 2007	1,212
For the twelve months ended December 31, 2008	957
For the twelve months ended December 31, 2009	726
For the twelve months ended December 31, 2010	706
Thereafter	3,541

Total	$7,449

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
     The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, goodwill carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the sharing of a market with other Company theatres, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis or a group basis if the group of theatres shares the same marketplace, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period for leased properties, which includes the probability of renewal periods, and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset with its estimated fair value. Fair value is determined based on a multiple of cash flows, which was seven times for the most recent evaluation performed during the three month period ended September 30, 2006. When estimated fair value is determined to be lower than the carrying value of the long-lived asset, the asset is written down to its estimated fair value and the impairment loss is recognized in the Company’s condensed consolidated statements of income. During the nine months ended September 30, 2006, the Company recorded asset impairment charges of $5,741 to write-down nine United States theatres and one Chile theatre to their estimated fair values.
8. Foreign Currency Translation
     The accumulated other comprehensive loss account in shareholder’s equity of $56,313 and $60,185 at September 30, 2006 and December 31, 2005, respectively, primarily relates to the cumulative foreign currency adjustments from translating the financial statements of Cinemark Argentina, S.A., Cinemark Brasil S.A., Cinemark de Mexico, S.A. de C.V. and Cinemark Chile S.A. into U.S. dollars.
     In 2006 and 2005, all foreign countries where the Company has operations, including Argentina, Brazil, Mexico and Chile were deemed non-highly inflationary. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account recorded as an increase in, or reduction of, shareholder’s equity.
     On September 30, 2006, the exchange rate for the Brazilian real was 2.17 reais to the U.S. dollar (the exchange rate was 2.34 reais to the U.S. dollar at December 31, 2005). As a result, the effect of translating the September 30, 2006 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in shareholder’s equity of $6,609. At September 30, 2006, the total assets of the Company’s Brazilian subsidiaries were U.S. $114,356.
     On September 30, 2006, the exchange rate for the Mexican peso was 11.01 pesos to the U.S. dollar (the exchange rate was 10.71 pesos to the U.S. dollar at December 31, 2005). As a result, the effect of translating the September 30, 2006 Mexican financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction in shareholder’s equity of $2,150. At September 30, 2006, the total assets of the Company’s Mexican subsidiaries were U.S. $90,779.
     On September 30, 2006, the exchange rate for the Argentine peso was 3.11 pesos to the U.S. dollar (the exchange rate was 3.03 pesos to the U.S. dollar at December 31, 2005). As a result, the effect of translating the September 30, 2006 Argentine financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction in shareholder’s equity of $372. At September 30, 2006, the total assets of the Company’s Argentine subsidiaries were U.S. $17,565.
     On September 30, 2006, the exchange rate for the Chilean peso was 537.79 pesos to the U.S. dollar (the exchange rate

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
was 514.21 pesos to the U.S. dollar at December 31, 2005). As a result, the effect of translating the September 30, 2006 Chilean financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction in shareholder’s equity of $487. At September 30, 2006, the total assets of the Company’s Chilean subsidiaries were U.S. $24,310.
9. Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the condensed consolidated financial statements. The Company’s comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$14,262	$10,643	$50,554	$37,163
Foreign currency translation adjustment	5,883	6,655	3,871	21,880

Comprehensive income	$20,145	$17,298	$54,425	$59,043

10. Supplemental Cash Flow Information
     The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Nine months ended
	September 30,
	2006	2005
Cash paid for interest	$43,132	$41,172
Net cash paid (refunds received) for income taxes	$26,616	$(1,228)

Noncash investing and financing activities:
Change in construction lease obligations related to construction of theatres	$(2,151)	$(5,783)

Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment	$(7,832)	$1,607

Capital contribution from Cinemark, Inc.	$11,850	$—

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
11. Financial Information About Geographic Areas
     The Company operates in one business segment as a motion picture exhibitor. The Company has operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia, which are reflected in the condensed consolidated financial statements. Below is a breakdown of select financial information by geographic area:

	Nine months ended
	September 30,
Revenues	2006	2005
U.S. and Canada	$607,729	$553,631
Brazil	98,950	81,614
Mexico	55,704	54,939
Other foreign countries	68,126	58,028
Eliminations	(1,420)	(1,204)

Total	$829,089	$747,008

	September 30,	December 31,
Theatre Properties and Equipment-net	2006	2005
U.S. and Canada	$636,516	$634,938
Brazil	53,528	52,371
Mexico	53,048	55,366
Other foreign countries	48,288	47,891

Total	$791,380	$790,566

12. Related Party Transactions
     The Company has paid certain fees and expenses on behalf of its parent, Cinemark, Inc., and Cinemark, Inc. has paid certain fees and expenses on behalf of the Company. At September 30, 2006, the amount due to Cinemark, Inc. was $126, which is included in investments in and advances to affiliates on the Company’s condensed consolidated balance sheets. The Company paid a dividend of $31,745 to Cinemark, Inc. as fully described in Note 5.
     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $165 of management fee revenues and received $300 in dividends from Laredo during the nine months ended September 30, 2006. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.
     The Company leases one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”). Plitt Plaza is indirectly owned by Lee Roy Mitchell. Annual rent is approximately $118 plus certain taxes, maintenance expenses and insurance. The Company recorded $111 of facility lease expense payable to Plitt Plaza joint venture during the nine months ended September 30, 2006.
     The Company entered into an amended and restated profit participation agreement on March 12, 2004 with its President, Alan Stock, which became effective on April 2, 2004, and amends a profit participation agreement with Mr. Stock in effect since May 2002. Under the agreement, Mr. Stock receives a profit interest in two theatres once the Company has recovered its capital investment in these theatres plus its borrowing costs. During the nine months ended September 30, 2006, the Company recorded $421 in profit participation expense payable to Mr. Stock, which is included in general and administrative expenses on the Company’s condensed consolidated statements of income. As of September 30, 2006, the amount owed to Mr. Stock under this agreement was approximately $154. In the event that Mr. Stock’s employment is terminated without cause, profits will be distributed according to a formula set forth in the profit participation agreement.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
13. Commitments and Contingencies
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
14. Subsequent Event
     On October 5, 2006, the Company completed its acquisition of Century Theatres, Inc. (“Century”), a national theatre chain headquartered in San Rafael, California with approximately 79 theatres in 12 states, for a purchase price of approximately $681 million and the assumption of approximately $360 million of debt of Century. Of the total purchase price, $150 million consisted of the issuance of shares of Class A common stock of Cinemark Holdings, Inc., a newly-formed Delaware corporation and parent of Cinemark, Inc.
     In connection with the closing of the transaction on October 5, 2006, the Company entered into a new senior secured credit facility, and used the proceeds of $1,120 million under the new term loan to fund the cash portion of the purchase price, to pay off approximately $360 million under Century’s existing senior credit facility and to refinance amounts under its existing senior secured credit facility of approximately $253.5 million. The Company used approximately $53 million of its existing cash to fund the payment of the remaining portion of the purchase price and related transaction expenses. Additionally, the Company advanced approximately $17 million of cash to Century Theatres to satisfy working capital obligations.
     The new senior secured credit facility provides for a seven year term loan of $1,120 million and a $150 million revolving credit line that matures in six years unless the Company’s 9% senior subordinated notes have not been refinanced by August 1, 2012 with indebtedness that matures no earlier than seven and one-half years after the closing date of the new senior secured credit facility, in which case the maturity date of the revolving credit line becomes August 1, 2012. Under the term loan, principal payments of $2.8 million are due each calendar quarter beginning December 31, 2006 through September 30, 2012 and increase to $263.2 million each calendar quarter from December 31, 2012 to maturity at October 5, 2013.
     The term loan bears interest, at the Company’s option, at: (A) the base rate equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.75% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.75% to 2.00% per annum, in each case as adjusted pursuant to the Company’s corporate credit rating. Borrowings under the $150 million revolving credit line bear interest, at the Company’s option, at: (A) a base rate equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (ii) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 2.00% per annum, in each case as adjusted pursuant to the Company’s consolidated net senior secured leverage ratio as defined in the new credit agreement.
     The Company’s obligations under the new senior secured credit facility are guaranteed by Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., and certain of the Company’s subsidiaries and are secured by mortgages on certain fee and leasehold properties and security interests in substantially all of the Company’s personal property, including without limitation, pledges of all of the Company’s capital stock, all of the capital stock of CNMK Holding, Inc., and certain of the Company’s domestic subsidiaries and 65% of the voting stock of certain of the Company’s foreign subsidiaries.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
15. Condensed Consolidating Financial Information of Subsidiary Guarantors — Restated
     As of September 30, 2006, the Company had outstanding $332,250 aggregate principal amount of 9% senior subordinated notes due 2013. These senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by the following subsidiaries of Cinemark USA, Inc.:
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
     The following supplemental condensed consolidating financial information presents:
   1. Condensed consolidating balance sheet information as of September 30, 2006 and December 31, 2005 and condensed consolidating statements of income information and cash flows information for each of the nine months ended September 30, 2006 and 2005.
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
     These items were not presented properly within the parent, subsidiary guarantors and subsidiary non-guarantors balance sheet information and statements of cash flows information. However, the financial information on a consolidated basis was accurate. The Company has corrected its parent, subsidiary guarantors and subsidiary non-guarantors balance sheet information and statements of cash flows information for the nine months ended September 30, 2005.

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
SEPTEMBER 30, 2006
(In thousands)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$37,881	$42,885	$61,426	$—	$142,192
Other current assets	40,905	29,597	17,811	(53,481)	34,832

Total current assets	78,786	72,482	79,237	(53,481)	177,024

THEATRE PROPERTIES AND EQUIPMENT — net	283,118	333,791	174,471	—	791,380

OTHER ASSETS	655,649	389,557	141,082	(1,083,914)	102,374

TOTAL ASSETS	$1,017,553	$795,830	$394,790	$(1,137,395)	$1,070,778

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$2,653	$—	$2,877	$—	$5,530
Accounts payable and accrued expenses	70,959	28,868	66,217	(53,483)	112,561

Total current liabilities	73,612	28,868	69,094	(53,483)	118,091

LONG-TERM LIABILITIES
Long-term debt, less current portion	623,532	25,400	64,486	(112,950)	600,468
Other long-term liabilities and deferrals	32,557	83,445	6,166	(74,946)	47,222

Total long-term liabilities	656,089	108,845	70,652	(187,896)	647,690

COMMITMENTS AND CONTINGENCIES	—	—	—	—	—

MINORITY INTERESTS IN SUBSIDIARIES	—	385	16,760	—	17,145

SHAREHOLDER’S EQUITY
Common stock	49,543	17	167,802	(167,819)	49,543
Other shareholder’s equity	238,309	657,715	70,482	(728,197)	238,309

Total shareholder’s equity	287,852	657,732	238,284	(896,016)	287,852

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$1,017,553	$795,830	$394,790	$(1,137,395)	$1,070,778

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2006
(In thousands)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUES	$355,635	$277,889	$235,754	$(40,189)	$829,089

COSTS AND EXPENSES
Cost of operations	302,023	167,448	177,025	(40,189)	606,307
General and administrative expenses	4,184	27,997	13,684	—	45,865
Depreciation and amortization	18,061	19,911	22,071	—	60,043
Impairment of long-lived assets	4,418	1,313	10	—	5,741
Loss on sale of assets and other	864	2,012	62	—	2,938

Total costs and expenses	329,550	218,681	212,852	(40,189)	720,894

OPERATING INCOME	26,085	59,208	22,902	—	108,195

OTHER INCOME (EXPENSE)
Interest expense	(36,027)	(1,639)	(4,586)	6,365	(35,887)
Amortization of debt issue costs	(2,088)	—	(18)	—	(2,106)
Interest income	4,150	5,632	2,146	(6,365)	5,563
Foreign currency exchange gain	—	—	94	—	94
Loss on early retirement of debt	(941)	—	—	—	(941)
Equity in income (loss) of affiliates	66,535	14,765	(1,758)	(81,241)	(1,699)
Minority interests in income of subsidiaries	—	(205)	(1,585)	—	(1,790)

Total other income (expense)	31,629	18,553	(5,707)	(81,241)	(36,766)

INCOME BEFORE INCOME TAXES	57,714	77,761	17,195	(81,241)	71,429

Income taxes	7,160	10,202	3,513	—	20,875

NET INCOME	$50,554	$67,559	$13,682	$(81,241)	$50,554

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2006
(In thousands)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$50,554	$67,559	$13,682	$(81,241)	$50,554
Noncash items in net income	(53,262)	20,614	26,855	74,380	68,587
Changes in assets and liabilities	(54,108)	(11,136)	6,062	21,887	(37,295)

Net cash provided by (used for) operating activities	(56,816)	77,037	46,599	15,026	81,846

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(24,444)	(35,372)	(18,086)	—	(77,902)
Proceeds from sale of theatre properties and equipment	4	1,020	212	—	1,236
Net transactions with affiliates	57,382	(26,797)	(4,036)	(26,278)	271

Net cash provided by (used for) investing activities	32,942	(61,149)	(21,910)	(26,278)	(76,395)

FINANCING ACTIVITIES
Dividends to parent	(31,745)	—	(1,906)	1,906	(31,745)
Retirement of senior subordinated notes	(10,000)	—	—	—	(10,000)
Proceeds from long-term debt	4	—	2,269	—	2,273
Repayments of long-term debt	(2,006)	—	(3,003)	—	(5,009)
Change in intercompany notes	—	(4,818)	(5,161)	9,979	—
Other	(159)	(100)	(334)	(633)	(1,226)

Net cash used for financing activities	(43,906)	(4,918)	(8,135)	11,252	(45,707)

Effect of exchange rate changes on cash and cash equivalents	—	—	268	—	268

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(67,780)	10,970	16,822	—	(39,988)

CASH AND CASH EQUIVALENTS:
Beginning of period	105,661	31,915	44,604	—	182,180

End of period	$37,881	$42,885	$61,426	$—	$142,192

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

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2005
AS RESTATED
(in thousands)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUES	$336,302	$242,554	$206,362	$(38,210)	$747,008

COSTS AND EXPENSES
Cost of operations	293,563	148,969	154,495	(38,210)	558,817
General and administrative expenses	3,370	22,726	11,776	—	37,872
Depreciation and amortization	17,307	18,166	21,414	—	56,887
Impairment of long-lived assets	898	904	741	—	2,543
Loss on sale of assets and other	691	864	353	—	1,908

Total costs and expenses	315,829	191,629	188,779	(38,210)	658,027

OPERATING INCOME	20,473	50,925	17,583	—	88,981

OTHER INCOME (EXPENSE)
Interest expense	(32,688)	(2,634)	(4,866)	7,653	(32,535)
Amortization of debt issue costs	(2,060)	—	(15)	—	(2,075)
Interest income	3,465	5,103	3,292	(7,654)	4,206
Foreign currency exchange loss	—	—	(698)	—	(698)
Equity in income of affiliates	56,335	12,041	82	(68,276)	182
Minority interests in income of subsidiaries	—	(163)	(719)	—	(882)

Total other income (expense)	25,052	14,347	(2,924)	(68,277)	(31,802)

INCOME BEFORE INCOME TAXES	45,525	65,272	14,659	(68,277)	57,179

Income taxes	8,362	9,482	2,172	—	20,016

NET INCOME	$37,163	$55,790	$12,487	$(68,277)	$37,163

CINEMARK USA, INC. AND SUBSIDIARIES
SUBSIDIARY GUARANTORS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2005
AS RESTATED
(in thousands)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$37,163	$55,790	$12,487	$(68,277)	$37,163
Noncash items in net income	(43,299)	17,425	24,503	66,881	65,510
Changes in assets and liabilities	(1,622)	(9,208)	(20,604)	9,605	(21,829)

Net cash provided by (used for) operating activities	(7,758)	64,007	16,386	8,209	80,844

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(10,752)	(23,232)	(13,692)	—	(47,676)
Proceeds from sale of theatre properties and equipment	679	80	507	—	1,266
Purchase of shares in National CineMedia	—	—	(7,329)	—	(7,329)
Net transactions with affiliates	20,684	(30,682)	22,521	(12,239)	284

Net cash provided by (used for) investing activities	10,611	(53,834)	2,007	(12,239)	(53,455)

FINANCING ACTIVITIES
Capital contribution from parent	6,935	—	—	—	6,935
Proceeds from long-term debt	—	7	300	—	307
Repayments of long-term debt	(1,950)	(56)	(2,825)	—	(4,831)
Change in intercompany notes	—	—	(2,634)	2,634	—
Other	469	(625)	(1,891)	1,396	(651)

Net cash provided by (used for) financing activities	5,454	(674)	(7,050)	4,030	1,760

Effect of exchange rate changes on cash and cash equivalents	—	—	4,361	—	4,361

INCREASE IN CASH AND CASH EQUIVALENTS	8,307	9,499	15,704	—	33,510

CASH AND CASH EQUIVALENTS:
Beginning of period	23,568	17,553	59,107	—	100,228

End of period	$31,875	$27,052	$74,811	$—	$133,738

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.
     We are one of the leaders in the motion picture exhibition industry, in terms of both revenues and the number of screens in operation, with theatres in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing programs, pay phones, ATM machines and electronic video games located in some of our theatres. We expect our recent investment in National CineMedia to assist us in expanding our offerings to advertisers, exploring ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of theatres for non-film events. In addition, we are able to use theatres during non-peak hours for concerts, sporting events, and other cultural events. Highly successful films released during the nine months ended September 30, 2006 included Ice Age 2: The Meltdown, Pirates of the Carribean: Dead Man’s Chest, The Da Vinci Code, X Men 3, Cars, Talladega Nights and Superman Returns. Film releases scheduled for the remainder of 2006 include Open Season, The Departed, Charlotte’s Web, Happy Feet and Casino Royal. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios.
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
     Long-lived assets are evaluated for impairment on an individual theatre basis or a group basis if the group of theatres shares the same marketplace, which we believe is the lowest applicable level for which there are identifiable cash flows. The evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the possibility of renewal periods, for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, we then compare the carrying value of the asset with its estimated fair value. Fair values are determined based on a multiple of cash flows, which was seven times for the most recent evaluation performed during the three month period ended September 30, 2006. When estimated fair value is determined to be lower than the carrying value of the long-lived asset, the asset is written down to its estimated fair value.
Goodwill
     Our recorded goodwill was $44.2 million at September 30, 2006. We evaluate goodwill for impairment annually at fiscal year-end and any time events or circumstances indicate the carrying amount of the goodwill may not be fully recoverable. We evaluate goodwill for impairment on an individual theatre basis, which is the lowest level of identifiable cash flows and the level at which goodwill is recorded. The evaluation is a two-step approach requiring us to compute the fair value of a theatre and compare it with its carrying value. If the carrying value exceeds fair value, a second step would be performed to measure the potential goodwill impairment. Fair value is determined based on a multiple of cash flows, which was seven times for the most recent evaluation performed during the year ended December 31, 2005. When estimated fair value is determined to be lower than the carrying value of the asset, the asset is written down to its estimated fair value.
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

Results of Operations
     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income:

	% of Revenues
	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Admissions	61.7%	63.1%	62.0%	63.0%
Concession	31.3%	31.4%	31.4%	31.4%
Other	7.0%	5.5%	6.6%	5.6%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of operations[1]	73.2%	75.2%	73.2%	74.8%
General and administrative expenses	5.7%	5.2%	5.5%	5.1%
Depreciation and amortization	6.9%	7.4%	7.2%	7.6%
Impairment of long-lived assets	1.7%	0.9%	0.7%	0.3%
Loss on sale of assets and other	0.5%	0.4%	0.4%	0.3%

Total costs and expenses	88.0%	89.1%	87.0%	88.1%

Operating income	12.0%	10.9%	13.0%	11.9%

[1]	Excludes depreciation and amortization.
Three months ended September 30, 2006 and 2005
     Revenues. Total revenues for the three months ended September 30, 2006 (“third quarter of 2006”) increased to $288.0 million from $256.3 million for the three months ended September 30, 2005 (“third quarter of 2005”), representing a 12.4% increase. The table below summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	Three Months Ended
	September 30,
	2006	2005	% Change
Admissions revenues (in millions)	$177.7	$161.6	9.9%
Concession revenues (in millions)	$90.3	$80.5	12.2%
Other revenues (in millions)	$20.0	$14.2	41.4%
Total revenues (in millions)	$288.0	$256.3	12.4%

Attendance (in millions)	45.1	43.1	4.5%
Average ticket price	$3.94	$3.75	5.2%
Concession revenues per patron	$2.00	$1.87	7.4%
Revenues per screen	$84,518	$78,704	7.4%
     The increase in admissions revenues was attributable to a 4.5% increase in attendance from 43.1 million patrons for the third quarter of 2005 to 45.1 million patrons for the third quarter of 2006 and a 5.2% increase in average ticket price, which increased from $3.75 for the third quarter of 2005 to $3.94 for the third quarter of 2006. The increase in concession revenues was attributable to the 4.5% increase in attendance and a 7.4% increase in concession revenues per patron, which increased from $1.87 for the third quarter of 2005 to $2.00 for the third quarter of 2006. The increase in attendance was attributable to the solid slate of films released during the third quarter of 2006 and new theatre openings. The increases in average ticket prices and concession revenues per patron were primarily due to price increases successfully implemented during the fourth quarter of 2005 and to favorable exchange rates in certain countries in which we operate. The 41.4% increase in other revenues was primarily attributable to the incremental screen advertising revenues resulting from the Company’s participation in the joint venture with National CineMedia.

     Cost of Operations. Cost of operations was $210.8 million, or 73.2% of revenues, for the third quarter of 2006 compared to $192.8 million, or 75.2% of revenues, for the third quarter of 2005. The decrease, as a percentage of revenues, was primarily due to the 12.4% increase in revenues and the fixed nature of some of our theatre operating costs, such as components of salaries and wages, facility lease expense, and utilities and other costs.
     Film rentals and advertising costs were $95.8 million, or 53.9% of admissions revenues, for the third quarter of 2006 compared to $86.3 million, or 53.4% of admissions revenues, for the third quarter of 2005. The slight increase in film rentals and advertising costs as a percentage of admissions revenues was due to stronger films released during the third quarter of 2006 versus the third quarter of 2005. Concession supplies expense was $15.0 million, or 16.6% of concession revenues, for the third quarter of 2006 period compared to $13.8 million, or 17.1% of concession revenues, for the third quarter of 2005. The decrease in concession supplies expense as a percentage of concession revenues was primarily due to increased concession prices, which were implemented during the fourth quarter of 2005.
     Salaries and wages increased to $27.5 million for the third quarter of 2006 from $25.5 million for the third quarter of 2005 primarily due to the 4.5% increase in attendance and new theatre openings. Facility lease expense increased to $37.1 million for the third quarter of 2006 from $35.2 million for the third quarter of 2005 primarily due to new theatre openings. Utilities and other costs increased to $35.5 million for the third quarter of 2006 from $32.0 million for the third quarter of 2005 primarily due to higher utility and janitorial supplies costs and new theatre openings.
     General and Administrative Expenses. General and administrative expenses increased to $16.4 million for the third quarter of 2006 from $13.4 million for the third quarter of 2005. The increase was primarily due to increased incentive compensation expense and stock option compensation expense related to the adoption of SFAS No. 123 (R). See Note 4 to the condensed consolidated financial statements.
     Depreciation and Amortization. Depreciation and amortization expense was $19.9 million for the third quarter of 2006 compared to $19.0 million for the third quarter of 2005. The increase is primarily due to new theatre openings since the third quarter of 2005.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $4.8 million for the third quarter of 2006 compared to $2.3 million during the third quarter of 2005. Impairment charges for the third quarter of 2006 included the write-down of three theatres in the United States and one theatre in Chile to their fair values. Impairment charges for the third quarter of 2005 included the write-down of three theatres in the United States, including $0.7 million of goodwill, and two theatres in Chile to their estimated fair values.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $1.4 million during the third quarter of 2006 compared to $1.1 million during the third quarter of 2005. The loss recorded during the third quarter of 2006 primarily related to the exchange of a theatre in the United States with a third party.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, was $12.9 million for the third quarter of 2006 compared to $11.7 million for the third quarter of 2005. The increase was due to increased interest rates on our variable rate debt outstanding.
     Income Taxes. Income tax expense of $7.8 million was recorded for the third quarter of 2006 compared to $7.5 million recorded for the third quarter of 2005. The effective tax rate was 35.5% for the third quarter of 2006 versus 41.5% for the third quarter of 2005. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effect of significant infrequent or unusual items occurring during the interim period. As a result of the full inclusion in the interim rate calculation of these items, the interim rate may vary significantly from the normalized annual rate. The decrease in the effective tax rate for the third quarter of 2006 is due to a decrease in other separately stated items from the amounts recognized during the third quarter of 2005.

Nine months ended September 30, 2006 and 2005
     Revenues. Total revenues for the nine months ended September 30, 2006 (“the 2006 period”) increased to $829.1 million from $747.0 million for the nine months ended September 30, 2005 (“the 2005 period”), representing a 11.0% increase. The table below summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	Nine months Ended
	September 30,
	2006	2005	% Change
Admissions revenues (in millions)	$514.2	$470.5	9.3%
Concession revenues (in millions)	$260.2	$234.6	10.9%
Other revenues (in millions)	$54.7	$41.9	30.5%
Total revenues (in millions)	$829.1	$747.0	11.0%

Attendance (in millions)	128.5	123.5	4.0%
Average ticket price	$4.00	$3.81	5.1%
Concession revenues per patron	$2.03	$1.90	6.7%
Revenues per screen	$245,649	$232,185	5.8%
     The increase in admissions revenues was attributable to a 4.0% increase in attendance from 123.5 million patrons for the 2005 period to 128.5 million patrons for the 2006 period and a 5.1% increase in average ticket price, which increased from $3.81 for the 2005 period to $4.00 for the 2006 period. The increase in concession revenues was attributable to the 4.0% increase in attendance and a 6.7% increase in concession revenues per patron, which increased from $1.90 for the 2005 period to $2.03 for the 2006 period. The increase in attendance was attributable to the solid slate of films released during the 2006 period and new theatre openings. The increases in average ticket price and concession revenues per patron were primarily due to price increases successfully implemented during the fourth quarter of 2005 and to favorable exchange rates in certain countries in which we operate. The 30.5% increase in other revenues was primarily attributable to the incremental screen advertising revenues resulting from the Company’s participation in the joint venture with National CineMedia.
     Cost of Operations. Cost of operations was $606.3 million, or 73.2% of revenues, for the 2006 period compared to $558.8 million, or 74.8% of revenues, for the 2005 period. The decrease, as a percentage of revenues, was primarily due to the 11.0% increase in revenues and the fixed nature of some of our theatre operating costs, such as components of salaries and wages, facility lease expense, and utilities and other costs.
     Film rentals and advertising costs were $275.0 million, or 53.5% of admissions revenues, for the 2006 period compared to $253.5 million, or 53.9% of admissions revenues, for the 2005 period. The decrease in film rentals and advertising costs as a percentage of admissions revenues was due to a more favorable mix of films resulting in lower average film rental rates in the 2006 period compared with the 2005 period which had certain films with higher than average film rental rates. Concession supplies expense was $41.9 million, or 16.1% of concession revenues, for the 2006 period compared to $38.2 million, or 16.3% of concession revenues, for the 2005 period.
     Salaries and wages increased to $79.0 million for the 2006 period from $75.2 million for the 2005 period primarily due to the 4.0% increase in attendance and new theatre openings. Facility lease expense increased to $109.5 million for the 2006 period from $101.0 million for the 2005 period primarily due to new theatre openings. Utilities and other costs increased to $100.9 million for the 2006 period from $90.9 million for the 2005 period primarily due to higher utility and janitorial supplies costs and new theatre openings.
     General and Administrative Expenses. General and administrative expenses increased to $45.9 million for the 2006 period from $37.9 million for the 2005 period. The increase was primarily due to increased incentive compensation expense and stock option compensation expense related to the adoption of SFAS No. 123 (R). See Note 4 to the condensed consolidated financial statements.
     Depreciation and Amortization. Depreciation and amortization expense was $60.0 million for the 2006 period compared to $56.9 million for the 2005 period. The increase is primarily due to new theatre openings.

     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $5.7 million for the 2006 period compared to $2.5 million for the 2005 period. Impairment charges for 2006 included the write-down of nine theatres in the United States and one Chile theatre to their fair values. Impairment charges for 2005 include the write-down of five theatres in the United States, including $0.7 million of goodwill, and two theatres in Chile to their estimated fair values.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $2.9 million during the 2006 period compared to $1.9 million during the 2005 period. The loss recorded during 2006 primarily related to a loss on the exchange of a theatre in the United States with a third party, lease termination fees incurred due to theatre closures and the replacement of certain theatre assets. The loss recorded during 2005 was primarily due to property damages sustained at three of our theatres due to hurricanes along the Gulf of Mexico coast and the write-off of some theatre equipment that was replaced.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, was $38.0 million for the 2006 period compared to $34.6 million for the 2005 period. The increase was due to increased interest rates on our variable rate debt outstanding.
     Loss on Early Retirement of Debt. During the 2006 period, we recorded a loss on early retirement of debt of $0.9 million as a result of the repurchase of $10.0 million aggregate principal amount of our 9% senior subordinated notes. See Note 5 to the condensed consolidated financial statements.
     Income Taxes. Income tax expense of $20.9 million was recorded for the 2006 period compared to $20.0 million recorded for the 2005 period. The effective tax rate was 29.2% for the 2006 period versus 35.0% for the 2005 period. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effect of significant, infrequent or unusual items occurring during the interim period. As a result of the full inclusion in the interim rate calculation of these items, the interim rate may vary significantly from the normalized annual rate. The interim tax rate for the 2006 period reflects the release of the valuation allowance on our Brazilian deferred tax assets.
Liquidity and Capital Resources
Recent Developments – Century Theatres Acquisition
     On October 5, 2006, we completed our acquisition of Century Theatres, Inc. (“Century”), a national theatre chain headquartered in San Rafael, California with approximately 79 theatres in 12 states for a purchase price of approximately $681 million and the assumption of approximately $360 million of debt of Century. Of the total purchase price, $150 million consisted of the issuance of shares of Class A common stock of Cinemark Holdings, Inc., a newly formed Delaware corporation and parent of Cinemark, Inc.
     In connection with the closing of the transaction, we entered into a new senior secured credit facility, and used the proceeds of $1,120 million under the new term loan to fund the cash portion of the purchase price, to pay off approximately $360 million under Century’s existing senior credit facility and to refinance amounts under our existing senior secured credit facility of approximately $253.5 million. We used approximately $53 million of our existing cash to fund the payment of the remaining portion of the purchase price and related transaction expenses. Additionally, we advanced approximately $17 million of cash to Century Theatres to satisfy working capital obligations.
     The new senior secured credit facility provides for a seven year term loan of $1,120 million and a $150 million revolving credit line that matures in six years unless our 9% senior subordinated notes have not been refinanced by August 1, 2012 with indebtedness that matures no earlier than seven and one-half years after the closing date of the new senior secured credit facility, in which case the maturity date of the revolving credit line becomes August 1, 2012. Under the term loan, principal payments of $2.8 million are due each calendar quarter beginning December 31, 2006 through September 30, 2012 and increase to $263.2 million each calendar quarter from December 31, 2012 to maturity at October 5, 2013.
     The term loan bears interest, at our option, at: (A) the base rate equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.75% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.75% to 2.00% per annum, in each case as adjusted pursuant to our corporate credit rating. Borrowings under the

$150 million revolving credit line bear interest, at our option, at: (A) a base rate equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (ii) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 2.00% per annum, in each case as adjusted pursuant to our consolidated net senior secured leverage ratio as defined in the credit agreement.
     Our obligations under the new senior secured credit facility are guaranteed by Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., and certain of our subsidiaries and are secured by mortgages on certain fee and leasehold properties and security interests in substantially all of our personal property, including without limitation, pledges of all of our capital stock, all of the capital stock of CNMK Holding, Inc., and certain of our domestic subsidiaries and 65% of the voting stock of certain of our foreign subsidiaries.
Recent Developments – National CineMedia
     On October 12, 2006, National CineMedia filed a registration statement for a proposed initial public offering with the Securities and Exchange Commission. National CineMedia intends to distribute the net proceeds from the proposed initial public offering to its current owners, Regal Entertainment Group, AMC Entertainment, Inc. and us, in connection with modifying payment obligations for network access. There can be no guarantee that National CineMedia will complete the proposed initial public offering or that we will receive any proceeds.
Operating Activities
     We primarily collect our revenues in cash, mainly through box office receipts and the sale of concession supplies. We also continue to expand the number of theatres that provide the patron a choice of using a credit card, in place of cash, which we convert to cash in approximately three to four days. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities, as reflected in the condensed consolidated statements of cash flows, amounted to $81.8 million for the nine months ended September 30, 2006 compared to $80.8 million for the nine months ended September 30, 2005.
Investing Activities
     Our investing activities have been principally related to the development and acquisition of additional theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our amended senior secured credit facility. Cash used for investing activities, as reflected in the condensed consolidated statements of cash flows, amounted to $76.4 million for the nine months ended September 30, 2006 compared to $53.5 million for the nine months ended September 30, 2005. The increase in cash used for investing activities in 2006 was primarily related to increased capital expenditures. Capital expenditures for the nine months ended September 30, 2006 included capital expenditures for new theatres of $52.1 million and capital expenditures for existing theatres of $25.8 million.
     We continue to expand our U.S. theatre circuit. We opened ten new theatres with 121 screens and acquired one theatre with 12 screens in an exchange for one of our theatres during the nine months ended September 30, 2006. At September 30, 2006, our total domestic screen count was 2,468 screens (12 of which are in Canada). At September 30, 2006, we had signed commitments to open four new theatres with 58 screens in domestic markets by the end of 2006 and open six new theatres with 90 screens subsequent to 2006. We estimate the remaining capital expenditures for the development of these 148 screens will be approximately $33 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We also continue to expand our international theatre circuit. We opened five new theatres with 33 screens during the nine months ended September 30, 2006, bringing our total international screen count to 945 screens. At September 30, 2006, we had signed commitments to open two new theatres with 20 screens in international markets by the end of 2006 and open six new theatres with 48 screens subsequent to 2006. We estimate the remaining capital expenditures for the development of these 68 screens in international markets will be approximately $26 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

     We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our senior secured credit facility, subordinated note borrowings, proceeds from sale-leaseback transactions and/or sales of excess real estate.
     On October 5, 2006, we completed our acquisition of Century Theatres, Inc. (“Century”), a national theatre chain headquartered in San Rafael, California with approximately 79 theatres in 12 states for a purchase price of approximately $681 million and the assumption of approximately $360 million of debt of Century. Of the total purchase price, $150 million consisted of the issuance of shares of Class A common stock of Cinemark Holdings, Inc., a newly formed Delaware corporation and parent of Cinemark, Inc.
     In connection with the closing of the transaction, we entered into a new senior secured credit facility, and used the proceeds of $1,120 million under the new term loan to fund the cash portion of the purchase price, to pay off approximately $360 million under Century’s existing senior credit facility and to refinance amounts under our existing senior secured credit facility of approximately $253.5 million. We used approximately $53 million of our existing cash to fund the payment of the remaining portion of the purchase price and related transaction expenses. Additionally, we advanced approximately $17 million of cash to Century Theatres to satisfy working capital obligations.
Financing Activities
     Cash used for financing activities, as reflected in the condensed consolidated statements of cash flows, amounted to $45.7 million for the nine months ended September 30, 2006 compared to cash provided by financing activities of $1.8 million for the nine months ended September 30, 2005. The increase in cash used for financing activities in 2006 was primarily related to the early retirement of long term debt in May 2006. We repurchased $10.0 million aggregate principal amount of our 9% senior subordinated notes and also paid a dividend of $31.7 million to Cinemark, Inc. to fund the repurchase of $39.8 million aggregate principal amount at maturity of its 9 3/4% senior discount notes (see Note 5).
     We may from time to time, subject to compliance with our debt instruments, purchase on the open market our debt securities depending upon the availability and prices of such securities.
     As of September 30, 2006, our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating leases, outstanding letters of credit, obligations under employment agreements and purchase commitments for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	4 - 5 Years	5 Years
Long-term debt	$606.0	$5.5	$11.1	$247.2	$342.2
Scheduled interest payments on long-term debt[1]	270.5	49.0	96.5	77.7	47.3
Lease obligations	1,511.6	128.3	259.5	245.9	877.9
Letters of credit	0.1	0.1	—	—	—
Employment agreements	9.3	3.1	6.2	—	—
Purchase commitments [2]	66.8	18.5	46.6	1.1	0.6

Total obligations	$2,464.3	$204.5	$419.9	$571.9	$1,268.0

[1]	Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates in effect on September 30, 2006.

[2]	Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of September 30, 2006.
     As of September 30, 2006, we were in full compliance with all agreements governing our outstanding debt.

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
     During May 2006, as part of four open market purchases, Cinemark, Inc. repurchased $39.8 million aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $31.7 million. Cinemark, Inc. funded these transactions upon receipt of a $31.7 million dividend from Cinemark USA, Inc. that was paid with available cash from its operations. As a result of these transactions, Cinemark, Inc. recorded a loss on early retirement of debt of approximately $2.4 million during the nine months ended September 30, 2006, which included premiums paid and the write-off of unamortized debt issue costs related to the retired senior discount notes.
     As of September 30, 2006, the accreted principal balance of the notes was approximately $423.9 million and the aggregate principal amount at maturity will be approximately $535.6 million.
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
Senior Subordinated Notes
     As of September 30, 2006, we had outstanding approximately $332.3 million aggregate principal amount of 9% senior subordinated notes due 2013. Interest is payable on February 1 and August 1 of each year. We may redeem all or part of the existing 9% notes on or after February 1, 2008.
     During May 2006, as part of three open market purchases, we repurchased $10.0 million aggregate principal amount of our 9% senior subordinated notes for approximately $11.0 million, including accrued and unpaid interest. The transactions were funded by us with available cash from operations. As a result of the transactions, we recorded a loss on early retirement of debt of $0.9 million during the nine months ended September 30, 2006, which included premiums paid and the write-off of unamortized debt issue costs related to the retired senior subordinated notes.
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

Senior Secured Credit Facility
     At September 30, 2006, there was approximately $253.5 million outstanding under our amended term loan and no borrowings outstanding under the amended revolving credit line. Approximately $99.9 million was available for borrowing under the amended revolving credit line, giving effect to a $0.1 million letter of credit outstanding. The average interest rate on outstanding borrowings under the amended senior secured credit facility at September 30, 2006 was 7.3% per annum.
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
New Senior Secured Credit Facility
     In connection with the closing of the Century Theatres transaction on October 5, 2006, we entered into a new senior secured credit facility, and used the proceeds of $1,120 million under the new term loan in part to refinance amounts under our existing senior secured credit facility of approximately $253.5 million.
     The new senior secured credit facility provides for a seven year term loan of $1,120 million and a $150 million revolving credit line that matures in six years unless our 9% senior subordinated notes have not been refinanced by August 1, 2012 with indebtedness that matures no earlier than seven and one-half years after the closing date of the new senior secured credit facility, in which case the maturity date of the revolving credit line becomes August 1, 2012. Under the term loan, principal payments of $2.8 million are due each calendar quarter beginning December 31, 2006 through September 30, 2012 and increase to $263.2 million each calendar quarter from December 31, 2012 to maturity at October 5, 2013.
     The term loan bears interest, at our option, at: (A) the base rate equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.75% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.75% to 2.00% per annum, in each case as adjusted pursuant to our corporate credit rating. Borrowings under the revolving credit line bear interest, at our option, at: (A) a base rate equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (ii) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 2.00% per annum, in each case as adjusted pursuant to our consolidated net senior secured leverage ratio as defined in the new credit agreement.
     Our obligations under the new senior secured credit facility are guaranteed by Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., and certain of our subsidiaries and are secured by mortgages on certain fee and leasehold properties and security interests in substantially all of our personal property, including without limitation, pledges of all of our capital stock, all of the capital stock of CNMK Holding, Inc., and certain of our domestic subsidiaries and 65% of the voting stock of certain of our foreign subsidiaries.
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
Interest Rate Risk
     An increase or decrease in interest rates would affect interest costs relating to our variable rate debt facilities. We and our subsidiaries are currently parties to variable rate debt facilities. At September 30, 2006, there was an aggregate of approximately $263.7 million of variable rate debt outstanding under these facilities. Based on the interest rate levels in effect on the variable rate debt outstanding at September 30, 2006, a 100 basis point increase in market interest rates would not increase our annual interest expense or fair value by a material amount. Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.
     The tables below provide information about our fixed rate and variable rate long-term debt agreements as of September 30, 2006 and December 31, 2005:

	Expected Maturity as of September 30, 2006
	(in millions)
									Average
	September 30,							Fair	Interest
	2007	2008	2009	2010	2011	Thereafter	Total	Value	Rate
Fixed rate	$0.1	$—	$—	$—	$—	$342.2	$342.3	$344.7	9.0%
Variable rate	5.4	6.8	4.3	125.0	122.2	—	263.7	265.7	7.3%

Total debt	$5.5	$6.8	$4.3	$125.0	$122.2	$342.2	$606.0	$610.4

	Expected Maturity as of December 31, 2005
	(in millions)
									Average
	December 31,							Fair	Interest
	2006	2007	2008	2009	2010	Thereafter	Total	Value	Rate
Fixed rate	$0.1	$—	$—	$—	$—	$353.3	$353.4	$362.8	9.0%
Variable rate	6.8	5.5	4.3	4.1	185.1	61.1	266.9	268.4	6.6%

Total debt	$6.9	$5.5	$4.3	$4.1	$185.1	$414.4	$620.3	$631.2

Foreign Currency Exchange Rate Risk
     We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. Principally all the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Generally accepted accounting principles in the U.S. require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, generally accepted accounting principles in the U.S. require that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations result in us reporting exchange gains (losses) or foreign currency translation adjustments relating to our international subsidiaries depending on the inflationary environment of the country in which we operate. Based upon our equity ownership in our international subsidiaries as of September 30, 2006, holding everything else constant, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the net fair value of our investments in our international subsidiaries by approximately $16 million.

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
Item 5. Other Information

Page
Supplemental Schedules specified by the senior subordinated notes Indenture:

Condensed Consolidating Balance Sheet Information (unaudited) as of September 30, 2006	36

Condensed Consolidating Statement of Income Information (unaudited) for the nine months ended September 30, 2006	37

Condensed Consolidating Statement of Cash Flows Information (unaudited) for the nine months ended September 30, 2006	38

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF SEPTEMBER 30, 2006
(In thousands, except share data, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$107,261	$34,931	$—	$142,192
Inventories	3,395	877	—	4,272
Accounts receivable	22,833	2,317	(571)	24,579
Prepaid expenses and other	5,230	751	—	5,981

Total current assets	138,719	38,876	(571)	177,024

THEATRE PROPERTIES AND EQUIPMENT — net	706,082	85,298	—	791,380

OTHER ASSETS
Goodwill	8,894	35,279	—	44,173
Investments in and advances to affiliates	184,519	6,217	(184,118)	6,618
Deferred tax asset	(3,892)	3,892	—	—
Intangible assets, deferred charges and other assets — net	53,718	9,065	(11,200)	51,583

Total other assets	243,239	54,453	(195,318)	102,374

TOTAL ASSETS	$1,088,040	$178,627	$(195,889)	$1,070,778

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$2,653	$2,877	$—	$5,530
Income tax payable	1,367	2,205	—	3,572
Accounts payable and accrued expenses	92,037	17,501	(549)	108,989

Total current liabilities	96,057	22,583	(549)	118,091

LONG-TERM LIABILITIES
Senior credit agreements	250,900	18,611	(11,200)	258,311
Senior subordinated notes	342,157	—	—	342,157
Deferred income taxes	7,441	—	—	7,441
Deferred lease expenses	28,519	1,723	—	30,242
Deferred gain on sale leasebacks	3,000	—	—	3,000
Deferred revenues and other long-term liabilities	1,318	5,221	—	6,539

Total long-term liabilities	633,335	25,555	(11,200)	647,690

COMMITMENTS AND CONTINGENCIES	—	—	—	—

MINORITY INTERESTS IN SUBSIDIARIES	10,741	6,404	—	17,145

SHAREHOLDER’S EQUITY
Class A common stock, $.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	37,942	(37,942)	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and outstanding	49,543	33,050	(33,050)	49,543
Additional paid-in-capital	82,104	113,148	(113,148)	82,104
Retained earnings	291,635	(53,717)	(1,167)	236,751
Distributions	—	(1,167)	1,167	—
Treasury stock, 57,245 Class B shares at cost	(24,233)	—	—	(24,233)
Accumulated other comprehensive loss	(51,142)	(5,171)	—	(56,313)

Total shareholder’s equity	347,907	124,085	(184,140)	287,852

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$1,088,040	$178,627	$(195,889)	$1,070,778

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
REVENUES	$682,853	$147,254	$(1,018)	$829,089

COSTS AND EXPENSES
Cost of operations	495,048	112,277	(1,018)	606,307
General and administrative expenses	36,835	9,030	—	45,865
Depreciation and amortization	46,390	13,653	—	60,043
Impairment of long-lived assets	5,731	10	—	5,741
Loss on sale of assets and other	2,865	73	—	2,938

Total costs and expenses	586,869	135,043	(1,018)	720,894

OPERATING INCOME	95,984	12,211	—	108,195

OTHER INCOME (EXPENSE)
Interest expense	(35,077)	(1,440)	630	(35,887)
Amortization of debt issue costs	(2,088)	(18)	—	(2,106)
Interest income	4,874	1,319	(630)	5,563
Foreign currency exchange gain (loss)	430	(336)	—	94
Loss on early retirement of debt	(941)	—	—	(941)
Equity in income (loss) of affiliates	1,225	(1,757)	(1,167)	(1,699)
Minority interests in income of subsidiaries	(1,011)	(779)	—	(1,790)

Total other expenses	(32,588)	(3,011)	(1,167)	(36,766)

INCOME BEFORE INCOME TAXES	63,396	9,200	(1,167)	71,429

Income taxes	19,821	1,054	—	20,875

NET INCOME	$43,575	$8,146	$(1,167)	$50,554

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$43,575	$8,146	$(1,167)	$50,554

Noncash items in net income:
Depreciation	45,817	12,747	—	58,564
Amortization of intangible and other assets	573	906	—	1,479
Amortization of foreign advanced rents	575	241	—	816
Amortization of debt issue costs	2,088	18	—	2,106
Amortization of gain on sale leasebacks	(275)	—	—	(275)
Amortization of debt premium	(1,173)	—	—	(1,173)
Amortization of deferred revenues and other	(295)	(12)	—	(307)
Impairment of long-lived assets	5,731	10	—	5,741
Stock option compensation expense	2,148	—	—	2,148
Loss on sale of assets and other	2,864	74	—	2,938
Write-off unamortized debt issue costs related to early retirement of debt	222			222
Deferred lease expenses	725	(1)	—	724
Deferred income tax expenses	(7,997)	11	—	(7,986)
Equity in (income) loss of affiliates	(58)	1,858	—	1,800
Minority interests in income of subsidiaries	1,011	779	—	1,790
Changes in assets and liabilities	(37,664)	369	—	(37,295)

Net cash provided by operating activities	57,867	25,146	(1,167)	81,846

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(67,434)	(10,468)	—	(77,902)
Proceeds from sale of theatre properties and equipment	1,049	187	—	1,236
Net transactions with affiliates	(633)	271	633	271

Net cash used for investing activities	(67,018)	(10,010)	633	(76,395)

FINANCING ACTIVITIES
Dividends to parent	(31,745)	—		(31,745)
Retirement of senior subordinated notes	(10,000)	—		(10,000)
Proceeds from long-term debt	4	2,269	—	2,273
Repayments of long-term debt	(2,006)	(3,003)	—	(5,009)
Other	(995)	(765)	534	(1,226)

Net cash used for financing activities	(44,742)	(1,499)	534	(45,707)

Effect of exchange rate changes on cash and cash equivalents	(369)	637	—	268

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(54,262)	14,274	—	(39,988)

CASH AND CASH EQUIVALENTS:
Beginning of period	161,523	20,657	—	182,180

End of period	$107,261	$34,931	$—	$142,192

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior subordinated notes.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company filed with the Texas Secretary of State on September 3, 1992 (incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

3.2(a)	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 033-47040) filed April 9, 1992).

3.2(b)	Amendment to Bylaws of the Company dated March 12, 1996 (incorporated by reference to Exhibit 3.2(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 6, 1997).

4.2(a)	Indenture dated February 11, 2003 between the Company and The Bank of New York Trust Company of Florida, N.A. governing the 9% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 19, 2003).

4.2(b)	First Supplemental Indenture dated as of May 7, 2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(i) to the Company’s Registration Statement on Form S-4 (File No. 333-104940) filed May 28, 2003).

4.2(c)	Second Supplemental Indenture dated as of November 11, 2004 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 033-047040) filed March 29, 2005).

4.2(d)	Third Supplemental Indenture, dated as of October 5, 2006, among the Company, the Company’s subsidiaries named therein, and The Bank of New York Trust Company, N.A., as trustee. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 033-47040) filed on October 12, 2006).

4.2(e)	Form of 9% Note (contained in the Indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K (File 033-47040) filed March 19, 2003).

10.1(a)	Management Agreement, dated as of July 28, 1993, between the Company and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.1(a) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed May 17, 2002).

10.1(b)	Management Agreement, dated as of September 10, 2002, between Cinemark USA, Inc. and Cinemark de Mexico (incorporated by reference to Exhibit 10.8 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1994).

10.1(c)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and the Company (incorporated by reference to Exhibit 10.14(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1994).

10.1(d)	First Amendment to Management Agreement of Laredo Theatre, Ltd. effective as of December 10, 2003 between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed September 8, 2004).

10.1(e)	Management Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and the Company (incorporated by reference to Exhibit 10.4(i) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.1(f)	First Amendment to Management Agreement of Cinemark Partners II, Ltd. dated as of January 5, 1998 by and between Cinemark USA, Inc. and Cinemark Partners II, Ltd. (incorporated by reference to Exhibit 10.1(f) to the Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed September 8, 2004).

10.1(g)	Management Services Agreement dated April 10, 2003 between Greeley Partners L.P. and CNMK Texas Properties, Ltd. (incorporated by reference to Exhibit 10.1(g) to Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed September 8, 2004).

10.1(h)	Second Amendment to Credit Agreement dated July 7, 2006, to be effective as of September 30, 2006, to the Amended and Restated Credit Agreement dated as of April 2, 2004 (as amended by the First Amendment dated as of August 18, 2004) by and among Cinemark, Inc., CNMK Holding, In., Cinemark USA, Inc. and the several banks and other financial institutions or entities thereto, and Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Cinemark USA, Inc. Form 8-K filed on July 7, 2006).

10.2	Amended and Restated Agreement to Participate in Profits and Losses, dated as of March 12, 2004, between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.3(a)	License Agreement, dated December 10, 1993, between Laredo Joint Venture and the Company (incorporated by reference to Exhibit 10.14(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1994).

10.3(b)	License Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and the Company (incorporated by reference to Exhibit 10.10(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.4(a)	Tax Sharing Agreement, between the Company and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc. ), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.4(b)	Tax Sharing Agreement, dated as of July 28, 1993, between the Company and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1993).

10.5(a)	Indemnification Agreement, between the Company and Lee Roy Mitchell, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(a) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.5(b)	Indemnification Agreement, between the Company and Tandy Mitchell, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.5(c)	Indemnification Agreement, between the Company and Alan Stock, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(d) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.5(d)	Indemnification Agreement, between the Company and W. Bryce Anderson, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(f) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.5(e)	Indemnification Agreement, between the Company and Sheldon I. Stein, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(g) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.5(f)	Indemnification Agreement, between the Company and Heriberto Guerra, dated as of December 3, 1993 (incorporated by reference to Exhibit 10.23(f) to the Company’s Annual Report on Form 10-K (File No. 033-11895) filed September 13, 1996).

10.6(a)	Senior Secured Credit Agreement dated December 4, 1995 among Cinemark International, L.L.C. (f/k/a Cinemark II, Inc., Cinemark Mexico (USA) and Cinemark de Mexico (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed April 1, 1996).

10.6(b)	First Amendment to Senior Secured Credit Agreement, dated as of September 30, 1996, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(b) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.6(c)	Second Amendment to Senior Secured Credit Agreement, dated as of September 28, 2000, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(c) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.7(a)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.14(a) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(b)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Alan Stock (incorporated by reference to Exhibit 10.14(b) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(c)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tim Warner (incorporated by reference to Exhibit 10.14(c) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(d)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.14(d) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(e)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.14(e) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(f)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tandy Mitchell (incorporated by reference to Exhibit 10.14(f) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.8(a)	Amended and Restated Credit Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings, Inc., the Company, the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Legal Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.8(b)	First Amendment to the Amended and Restated Credit Agreement, dated August 18, 2004, among Cinemark, Inc., CNMK Holdings, Inc., Cinemark USA, Inc., the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Lead Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 10.15(b) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 13, 2005).

10.9	Amended and Restated Guaranty and Collateral Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings Inc., the Company and certain of it subsidiaries in favor of Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.10(a)	Stock Purchase Agreement dated as of August 18, 2004, among Cinemark Empreendimentos e Participacoes, Ltda, Venture II Equity Holdings Corporation, Inc. and Kristal Holdings Limited (incorporated by reference to Exhibit 10.20(a) to Cinemark, Inc.’s Quarterly Report on Form 10-Q (File No. 333-116292) filed May 13, 2005).

10.10(b)	Stock Purchase Agreement dated as of August 18, 2004, among Cinemark Empreendimentos e Participacoes, Ltda, Prona Global Ltd., Messrs. Edgar Gleich, Riccardo Arduini, Moises Pinsky, Eduardo Alalou, and Robert Luis Leme Klabin (incorporated by reference to Exhibit 10.20(b) to Cinemark, Inc.’s Quarterly Report on Form 10-Q (File No. 333-116292) filed May 13, 2005).

10.10(c)	Stock Purchase Agreement, dated as of August 7, 2006, by and among the Company, Cinemark Holdings, Inc., Syufy Enterprises, LP, Century Theatres, Inc. and Century Theatres Holdings, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 033-47040) filed on August 11, 2006.)

10.10(d)	First Amendment, dated as of October 4, 2006, to that certain Stock Purchase Agreement, dated as of August 7, 2006, by and among the Company, Cinemark Holdings, Inc., Syufy Enterprises, LP, Century Theatres, Inc. and Century Theatres Holdings, LLC. . (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 033-47040) filed on August 11, 2006.)

10.11(a)	Stock Contribution and Exchange Agreement, dated as of August 7, 2006, by and between Cinemark Holdings, Inc., Cinemark, Inc., Syufy Enterprises, LP and Century Theatres Holdings, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 033-47040) filed on August 11, 2006).

10.11(b)	Contribution and Exchange Agreement, dated as of August 7, 2006 by and among Cinemark Holdings, Inc. and Lee Roy Mitchell, The Mitchell Special Trust, Alan W. Stock, Timothy Warner, Robert Copple, Michael Cavalier, Northwestern University, John Madigan, Quadrangle Select Partners LP, Quadrangle Capital Partners A LP, Madison Dearborn Capital Partners IV, L.P., K&E Investment Partners, LLC — 2004-B-DIF, Piola Investments Ltd., Quadrangle (Cinemark) Capital Partners LP and Quadrangle Capital Partners LP. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 033-47040) filed on August 11, 2006).

10.12(a)	Credit Agreement, dated as of October 5, 2006, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., the Company, the several banks and other financial institutions or entities from time to time parties to the Agreement, Lehman Brothers Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, Morgan Stanley Senior Funding, Inc., as syndication agent, BNP Paribas and General Electric Capital Corporation as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 033-47040) filed on October 12, 2006).

10.12(b)	Guarantee and Collateral Agreement, dated as of October 5, 2006, among the Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., the Company and each subsidiary guarantor party thereto. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 033-47040) filed on October 12, 2006).

*31.1	Certification of Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK USA, INC.
Registrant

DATE: November 14, 2006
/s/ Alan W. Stock Alan W. Stock
President

/s/ Robert Copple
Robert Copple
Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the Company filed with the Texas Secretary of State on September 3, 1992 (incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

3.2(a)	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 033-47040) filed April 9, 1992).

3.2(b)	Amendment to Bylaws of the Company dated March 12, 1996 (incorporated by reference to Exhibit 3.2(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 6, 1997).

4.2(a)	Indenture dated February 11, 2003 between the Company and The Bank of New York Trust Company of Florida, N.A. governing the 9% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 19, 2003).

4.2(b)	First Supplemental Indenture dated as of May 7, 2003 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(i) to the Company’s Registration Statement on Form S-4 (File No. 333-104940) filed May 28, 2003).

4.2(c)	Second Supplemental Indenture dated as of November 11, 2004 between the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 033-047040) filed March 29, 2005).

4.2(d)	Third Supplemental Indenture, dated as of October 5, 2006, among the Company, the Company’s subsidiaries named therein, and The Bank of New York Trust Company, N.A., as trustee. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 033-47040) filed on October 12, 2006).

4.2(e)	Form of 9% Note (contained in the Indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K (File 033-47040) filed March 19, 2003).

10.1(a)	Management Agreement, dated as of July 28, 1993, between the Company and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.1(a) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed May 17, 2002).

10.1(b)	Management Agreement, dated as of September 10, 2002, between Cinemark USA, Inc. and Cinemark de Mexico (incorporated by reference to Exhibit 10.8 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1994).

10.1(c)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and the Company (incorporated by reference to Exhibit 10.14(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1994).

10.1(d)	First Amendment to Management Agreement of Laredo Theatre, Ltd. effective as of December 10, 2003 between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed September 8, 2004).

10.1(e)	Management Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and the Company (incorporated by reference to Exhibit 10.4(i) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.1(f)	First Amendment to Management Agreement of Cinemark Partners II, Ltd. dated as of January 5, 1998 by and between Cinemark USA, Inc. and Cinemark Partners II, Ltd. (incorporated by reference to Exhibit 10.1(f) to the Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed September 8, 2004).

10.1(g)	Management Services Agreement dated April 10, 2003 between Greeley Partners L.P. and CNMK Texas Properties, Ltd. (incorporated by reference to Exhibit 10.1(g) to Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed September 8, 2004).

10.1(h)	Second Amendment to Credit Agreement dated July 7, 2006, to be effective as of September 30, 2006, to the Amended and Restated Credit Agreement dated as of April 2, 2004 (as amended by the First Amendment dated as of August 18, 2004) by and among Cinemark, Inc., CNMK Holding, In., Cinemark USA, Inc. and the several banks and other financial institutions or entities thereto, and Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Cinemark USA, Inc. Form 8-K filed on July 7, 2006).

10.2	Amended and Restated Agreement to Participate in Profits and Losses, dated as of March 12, 2004, between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.3(a)	License Agreement, dated December 10, 1993, between Laredo Joint Venture and the Company (incorporated by reference to Exhibit 10.14(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1994).

10.3(b)	License Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and the Company (incorporated by reference to Exhibit 10.10(c) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.4(a)	Tax Sharing Agreement, between the Company and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc. ), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.4(b)	Tax Sharing Agreement, dated as of July 28, 1993, between the Company and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1993).

10.5(a)	Indemnification Agreement, between the Company and Lee Roy Mitchell, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(a) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.5(b)	Indemnification Agreement, between the Company and Tandy Mitchell, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(b) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.5(c)	Indemnification Agreement, between the Company and Alan Stock, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(d) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.5(d)	Indemnification Agreement, between the Company and W. Bryce Anderson, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(f) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.5(e)	Indemnification Agreement, between the Company and Sheldon I. Stein, dated as of July 13, 1992 (incorporated by reference to Exhibit 10.23(g) to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed June 30, 1993).

10.5(f)	Indemnification Agreement, between the Company and Heriberto Guerra, dated as of December 3, 1993 (incorporated by reference to Exhibit 10.23(f) to the Company’s Annual Report on Form 10-K (File No. 033-11895) filed September 13, 1996).

10.6(a)	Senior Secured Credit Agreement dated December 4, 1995 among Cinemark International, L.L.C. (f/k/a Cinemark II, Inc., Cinemark Mexico (USA) and Cinemark de Mexico (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 033-47040) filed April 1, 1996).

10.6(b)	First Amendment to Senior Secured Credit Agreement, dated as of September 30, 1996, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(b) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.6(c)	Second Amendment to Senior Secured Credit Agreement, dated as of September 28, 2000, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(c) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.7(a)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.14(a) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(b)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Alan Stock (incorporated by reference to Exhibit 10.14(b) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(c)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tim Warner (incorporated by reference to Exhibit 10.14(c) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(d)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.14(d) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(e)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.14(e) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(f)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tandy Mitchell (incorporated by reference to Exhibit 10.14(f) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.8(a)	Amended and Restated Credit Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings, Inc., the Company, the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Legal Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.8(b)	First Amendment to the Amended and Restated Credit Agreement, dated August 18, 2004, among Cinemark, Inc., CNMK Holdings, Inc., Cinemark USA, Inc., the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Lead Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 10.15(b) to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 13, 2005).

10.9	Amended and Restated Guaranty and Collateral Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings Inc., the Company and certain of it subsidiaries in favor of Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.10(a)	Stock Purchase Agreement dated as of August 18, 2004, among Cinemark Empreendimentos e Participacoes, Ltda, Venture II Equity Holdings Corporation, Inc. and Kristal Holdings Limited (incorporated by reference to Exhibit 10.20(a) to Cinemark, Inc.’s Quarterly Report on Form 10-Q (File No. 333-116292) filed May 13, 2005).

10.10(b)	Stock Purchase Agreement dated as of August 18, 2004, among Cinemark Empreendimentos e Participacoes, Ltda, Prona Global Ltd., Messrs. Edgar Gleich, Riccardo Arduini, Moises Pinsky, Eduardo Alalou, and Robert Luis Leme Klabin (incorporated by reference to Exhibit 10.20(b) to Cinemark, Inc.’s Quarterly Report on Form 10-Q (File No. 333-116292) filed May 13, 2005).

10.10(c)	Stock Purchase Agreement, dated as of August 7, 2006, by and among the Company, Cinemark Holdings, Inc., Syufy Enterprises, LP, Century Theatres, Inc. and Century Theatres Holdings, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 033-47040) filed on August 11, 2006.)

10.10(d)	First Amendment, dated as of October 4, 2006, to that certain Stock Purchase Agreement, dated as of August 7, 2006, by and among the Company, Cinemark Holdings, Inc., Syufy Enterprises, LP, Century Theatres, Inc. and Century Theatres Holdings, LLC. . (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 033-47040) filed on August 11, 2006.)

10.11(a)	Stock Contribution and Exchange Agreement, dated as of August 7, 2006, by and between Cinemark Holdings, Inc., Cinemark, Inc., Syufy Enterprises, LP and Century Theatres Holdings, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 033-47040) filed on August 11, 2006).

10.11(b)	Contribution and Exchange Agreement, dated as of August 7, 2006 by and among Cinemark Holdings, Inc. and Lee Roy Mitchell, The Mitchell Special Trust, Alan W. Stock, Timothy Warner, Robert Copple, Michael Cavalier, Northwestern University, John Madigan, Quadrangle Select Partners LP, Quadrangle Capital Partners A LP, Madison Dearborn Capital Partners IV, L.P., K&E Investment Partners, LLC — 2004-B-DIF, Piola Investments Ltd., Quadrangle (Cinemark) Capital Partners LP and Quadrangle Capital Partners LP. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 033-47040) filed on August 11, 2006).

10.12(a)	Credit Agreement, dated as of October 5, 2006, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., the Company, the several banks and other financial institutions or entities from time to time parties to the Agreement, Lehman Brothers Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, Morgan Stanley Senior Funding, Inc., as syndication agent, BNP Paribas and General Electric Capital Corporation as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 033-47040) filed on October 12, 2006).

10.12(b)	Guarantee and Collateral Agreement, dated as of October 5, 2006, among the Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., the Company and each subsidiary guarantor party thereto. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 033-47040) filed on October 12, 2006).

*31.1	Certification of Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer of Cinemark USA, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith