Form 10-K
period 2009-12-31
CINEMARK USA INC /TX
filed 2010-03-12
CIK 885975

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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
None
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of February 28, 2010, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.
The registrant is privately held and there is no public trading market for its equity securities; therefore the registrant is unable to calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates.

Cautionary Statement Regarding Forward-Looking Statements
     This annual report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The “forward looking statements” include our current expectations, assumptions, estimates and projections about our business and our industry. They include statements relating to:
•	future revenues, expenses and profitability;

•	the future development and expected growth of our business;

•	projected capital expenditures;

•	attendance at movies generally or in any of the markets in which we operate;

•	the number or diversity of popular movies released and our ability to successfully license and exhibit popular films;

•	national and international growth in our industry;

•	competition from other exhibitors and alternative forms of entertainment; and

•	determinations in lawsuits in which we are defendants.
     You can identify forward-looking statements by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions which are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. In evaluating forward-looking statements, you should carefully consider the risks and uncertainties described in the “Risk Factors” section in Item 1A of this Form 10-K and elsewhere in this Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained in this Form 10-K. Forward-looking statements contained in this Form 10-K reflect our view only as of the date of this Form 10-K. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Certain Definitions
     Unless the context otherwise requires, all references to “we,” “our,” “us,” the “issuer” or “Cinemark” relate to Cinemark USA, Inc. and its consolidated subsidiaries, including Century Theatres, Inc. Unless otherwise specified, all operating and other statistical data for the U.S. include one theatre in Canada. All references to Latin America are to Argentina, Brazil, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Nicaragua, Panama, Guatemala and Peru. Unless otherwise specified, all operating and other statistical data are as of and for the year ended December 31, 2009.

PART I
Item 1. Business
Our Company
     Cinemark USA, Inc. and subsidiaries, or the Company, is the second largest motion picture exhibitor in the world in terms of both attendance and the number of screens in operation, with theatres in the United States, or U.S., Canada, Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. We also managed additional theatres in the U.S., Brazil and Colombia during the year ended December 31, 2009.
     As of December 31, 2009, we managed our business under two reportable operating segments — U.S. markets and international markets, in accordance with FASB ASC Topic 280, Segment Reporting. See Note 21 to the consolidated financial statements.
     Our principal executive offices are at 3900 Dallas Parkway, Suite 500, Plano, Texas 75093. Our telephone number is (972) 665-1000. We maintain a corporate website at www.cinemark.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments, are available on our website free of charge under the heading “Investor Relations — SEC Filings” as soon as practicable after such reports are filed or furnished electronically to the Securities and Exchange Commission.
Description of Business
     We are the second largest motion picture exhibitor in the world in terms of both attendance and the number of screens in operation. We operated 424 theatres and 4,896 screens in the U.S. and Latin America as of December 31, 2009, and approximately 236.7 million patrons attended our theatres worldwide during the year ended December 31, 2009. Our circuit is the third largest in the U.S. with 294 theatres and 3,830 screens in 39 states and one Canadian province. We are the most geographically diverse circuit in Latin America with 130 theatres and 1,066 screens in 13 countries. Our modern theatre circuit features stadium seating in approximately 84% of our first-run auditoriums.
     We selectively build or acquire new theatres in markets where we can establish and maintain a strong market position. We believe our portfolio of modern theatres provides a preferred destination for moviegoers and contributes to our significant cash flows from operating activities. Our significant presence in the U.S. and Latin America has made us an important distribution channel for movie studios, particularly as they look to capitalize on the expanding worldwide box office. Our market leadership is attributable in large part to our senior executives, who average approximately 35 years of industry experience and have successfully navigated us through multiple industry and economic cycles.
     We grew our total revenue per patron at a compound annual growth rate, or CAGR, during the last three fiscal years of 6.8%, the highest among the three largest U.S. motion picture exhibitors. Revenues, operating income and net income attributable to Cinemark USA, Inc. for the year ended December 31, 2009, were $1,976.5 million, $252.2 million and $129.4 million, respectively. At December 31, 2009 we had cash and cash equivalents of $437.7 million and long-term debt of $1,543.7 million. Approximately $784.6 million, or 50.8% of our long-term debt accrues interest at variable rates.
     We recently developed a large screen digital format, which we call our XD Extreme Digital Cinema, or XD. We currently have an XD screen installed in 16 theatres and have plans to install 30 to 40 more XD screens during 2010. The XD experience includes wall-to-wall and ceiling-to-floor screens, wrap-around sound and a maximum comfort entertainment environment for an intense sensory experience. We charge a premium price for the XD experience. The XD technology does not require special format movie prints, which allows us the flexibility to play any available digital print we choose, including 3-D content, on the XD screen.
Motion Picture Industry Overview
     The motion picture industry has begun a transition to digital projection technology. Digital projection technology allows filmmakers the ability to showcase imaginative works of art exactly as they were intended, with incredible realism and detail and in a range of up to 35 trillion colors. Because digital features aren’t susceptible to scratching and fading, digital presentations will always remain clear and sharp every time they are shown. A digitally produced or digitally converted movie can be distributed to theatres via satellite, physical media, or fiber optic networks. The digitized movie is stored on a computer/server which “serves” it to a digital projector for each screening of the movie and due to its format, it enables us to more efficiently move films between auditoriums within a theatre as demand increases or decreases for each film.
     Digital projection also allows for the presentation of 3-D content and alternative entertainment such as concert events, the opera, special live documentaries and sports programs. Fourteen films released during 2009 were available in 3-D format and at least twenty 3-D films are expected to be released during 2010. Current 3-D technology offers a premium experience with crisp, bright, ultra-realistic images that immerse the patron into a film. A premium is generally charged for a 3-D presentation.
     Domestic Markets
     The U.S. motion picture exhibition industry has a track record of long-term growth, with box office revenues growing at an estimated CAGR of 3.4% from 1998 to 2008. Against this background of steady long-term growth, the exhibition industry has experienced periodic short-term increases and decreases in attendance, and consequently box office revenues.
     As of the date of this report, MPAA Worldwide Market Research (or MPAA) had not yet released the 2009 box office information. The following table represents the results of a survey by MPAA published during March 2009, outlining the historical trends in U.S. box office revenues for the ten year period from 1998 to 2008:

	U.S. Box		Average
	Office Revenues	Attendance	Ticket
Year	($ in millions)	(in millions)	Price
1998	$6,760	1,438	$4.69
1999	$7,314	1,440	$5.08
2000	$7,468	1,383	$5.39
2001	$8,125	1,438	$5.66
2002	$9,272	1,599	$5.81
2003	$9,165	1,521	$6.03
2004	$9,215	1,484	$6.21
2005	$8,832	1,376	$6.41
2006	$9,138	1,395	$6.55
2007	$9,629	1,400	$6.88
2008	$9,791	1,364	$7.18
     Films released during the year ended December 31, 2009 included Avatar, Transformers: Revenge of the Fallen, Harry Potter and the Half-Blood Prince, Up, Twilight Saga: New Moon, The Hangover, Star Trek, Monsters vs. Aliens, Ice Age: Dawn of the Dinosaurs, The Blind Side, X-Men Origins: Wolverine, Night at the Museum 2: Battle of the Smithsonian, The Proposal, 2012, Fast & Furious, G.I. Joe: The Rise of the Cobra, Paul Blart: Mall Cop, Taken, A Christmas Carol, Angels & Demons, Terminator Salvation, Cloudy with a Chance of Meatballs, Inglorious Basterds, G-Force, District 9, Couples Retreat, Paranormal Activity, and Watchmen.
     According to industry sources, in 2009, the U.S. motion picture exhibition industry experienced its third consecutive record breaking year and the first in history with U.S. box office revenues in excess of $10 billion. The last week of 2009 from December 25, 2009 to December 31, 2009 was also the single biggest week in history in terms of U.S. box office revenues. In addition, the film Avatar which was released in December 2009, has generated higher U.S. box office revenues and higher worldwide box office revenues, as of the date of this report, than any other film in the industry’s history.
     The film slate for 2010 includes the carryover of Avatar, and new releases such as Alice in Wonderland, How to Train a Dragon, Clash of the Titans, Iron Man 2, Shrek Forever After, Sex and the City 2, Toy Story 3, Little Fockers, The A Team, Tron: Legacy, Robin Hood, Despicable Me, Tangled, Megamind and another installment of both the Twilight and Harry Potter franchises, among other films.
International Markets
     International growth also continues to be consistent. (As of the date of this report, MPAA had not yet released the 2009 box office information.) According to MPAA, international box office revenues were $18.3 billion for the year ended December 31, 2008, resulting in a CAGR of 10.9% from 2003 to 2008 which is a result of increasing acceptance of movie going as a popular form of entertainment throughout the world, ticket price increases and new theatre construction.
     Growth in Latin America is expected to be fueled by a combination of development of modern theatres, growing populations, attractive demographics (i.e., a significant teenage population), quality product from Hollywood and the continued emergence of a local film industry. In many Latin American countries the local film industry had been dormant because of the lack of sufficient theatres to exhibit the film product. The development of new modern multiplex theatres has helped to sustain the local film industry and, in Mexico, Brazil and Argentina, successful local film product often provides incremental growth opportunities.
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
Drivers of Continued Industry Success
     We believe the following market trends will drive the continued growth and strength of our industry:
     Importance of Theatrical Success in Establishing Movie Brands and Subsequent Markets. Theatrical exhibition is the primary distribution channel for new motion picture releases. A successful theatrical release which “brands” a film is one of the major factors in determining its success in “downstream” markets, such as DVDs, network and syndicated television, video on-demand, pay-per-view television and the Internet.
     Increased Importance of International Markets for Box Office Success. International markets continue to be an increasingly important component of the overall box office revenues generated by Hollywood films, accounting for $18.3 billion, or approximately 65% of 2008 total worldwide box office revenues according to MPAA. (As of the date of this report, MPAA had not yet released the 2009 industry information.) With the continued growth of the international motion picture exhibition industry, we believe the relative contribution of markets outside North America will become even more significant. Many of the top U.S. films released during 2009 also performed exceptionally well in international markets. Such films include Harry Potter and the Half-Blood Prince, which grossed approximately $632 million in international markets, Ice Age: Dawn of the Dinosaur, which grossed approximately $691 million in international markets, and Avatar, which has grossed approximately $1.9 billion in international markets to date.
     Stable Long-Term Attendance Trends. We believe that long-term trends in motion picture attendance in the U.S. will continue to benefit the industry. Even during the recent recessionary period, attendance levels remained stable as consumers selected the theatre as a preferred value for their discretionary income. Patronage trends in 2009 also reflected increasing demand for products unique to the exhibition industry such as 3D. With the motion picture industry’s transition to digital projection technology, the products offered by motion picture exhibitors continues to expand, which allows for a broader base of patrons.
     Convenient and Affordable Form of Out-Of-Home Entertainment. Movie going continues to be one of the most convenient and affordable forms of out-of-home entertainment, with an estimated average ticket price in the U.S. of $7.18 in 2008. (As of the date of this report, MPAA had not yet released the 2009 box office information.) Average prices in 2008 for other forms of out-of-home entertainment in the U.S., including sporting events and theme parks, range from approximately $23.50 to $71.00 per ticket according to MPAA. Movie ticket prices have risen at approximately the rate of inflation, while ticket prices for other forms of out-of-home entertainment have increased at higher rates.
     Innovation with Digital Technology. The industry has begun to convert to the use of digital projection technology, which will allow exhibitors to expand their product offerings. Digital technology will allow the presentation of 3-D content and alternative entertainment venues such as live sports programs, the opera and concert events. These additional programming alternatives may expand the customer base and increase patronage for exhibitors.

Competitive Strengths
     We believe the following strengths allow us to compete effectively:
     Disciplined Operating Philosophy. We generated operating income and net income attributable to Cinemark USA, Inc. of $252.2 million and $129.4 million, respectively, for the year ended December 31, 2009. Our solid operating performance is a result of our disciplined operating philosophy that centers on building high quality assets, while negotiating favorable theatre level economics and controlling theatre operating costs. As a result, we grew our admissions and concession revenues per patron at the highest CAGR during the last three fiscal years among the three largest U.S. motion picture exhibitors.
     Leading Position in Our U.S. Markets. We have a leading market share in the U.S. metropolitan and suburban markets we serve. For the year ended December 31, 2009, we ranked either first or second based on box office revenues in 20 out of our top 25 U.S. markets, including the San Francisco Bay Area, Dallas, Houston and Salt Lake City.
     Strategically Located in Heavily Populated Latin American Markets. Since 1993, we have invested throughout Latin America in response to the continued growth of the region. We currently operate 130 theatres and 1,066 screens in 13 countries. Our international screens generated revenues of $421.8 million for the year ended December 31, 2009. We have successfully established a significant presence in major cities in the region, with theatres in thirteen of the fifteen largest metropolitan areas. With a geographically diverse circuit, we are an important distribution channel to the movie studios. The projected annual population growth for the Latin American countries in which we operate ranges from 1% to 2% for each of the next five years. We are well-positioned with our modern, large-format theatres to take advantage of these factors for further growth and diversification of our revenues.
     State-of-the-Art Theatre Circuit. We offer state-of-the-art theatres, which we believe makes our theatres a preferred destination for moviegoers in our markets. We feature stadium seating in approximately 84% of our first run auditoriums. During 2009, we increased the size of our circuit by adding 180 new screens. We currently have commitments to build 137 additional screens over the next three years. We plan to accelerate the installation of digital projection technology in many of our U.S. and international auditoriums, which will allow us to also present 3-D content. We recently developed a large screen digital format, which we call our XD Extreme Digital Cinema, or XD. We currently have an XD screen installed in 16 theatres and have plans to install 30 to 40 more XD screens during 2010. The XD experience includes wall-to-wall and ceiling-to-floor screens, wrap-around sound and a maximum comfort entertainment environment for an intense sensory experience. The XD technology does not require special format movie prints, which allows us the flexibility to play any available digital print we choose, including 3-D content, on the XD screen.
     Solid Balance Sheet with Significant Cash Flow from Operating Activities. We generate significant cash flow from operating activities as a result of several factors, including a geographically diverse and modern theatre circuit and management’s ability to control costs. Additionally, our ownership of land and buildings for 43 of our theatres is a strategic advantage that enhances our cash flows. We believe our expected level of cash flow generation will provide us with the financial flexibility to pursue growth opportunities, support our debt payments and make dividend payments to our stockholders. As of December 31, 2009, we had cash and cash equivalents of $437.7 million.
     Experienced Management. Led by Chairman and founder Lee Roy Mitchell, Chief Executive Officer Alan Stock, President and Chief Operating Officer Timothy Warner and Chief Financial Officer Robert Copple, our management team has an average of approximately 35 years of theatre operating experience executing a focused strategy that has led to consistent operating results. This management team has successfully navigated us through many industry and economic cycles.
Our Strategy
     We believe our disciplined operating philosophy and experienced management team will enable us to continue to enhance our leading position in the motion picture exhibition industry. Key components of our strategy include:
     Establish and Maintain Leading Market Positions. We will continue to seek growth opportunities by building or acquiring modern theatres that meet our strategic, financial and demographic criteria. We will continue to focus on establishing and maintaining a leading position in the markets we serve.

     Continue to Focus on Operational Excellence. We will continue to focus on achieving operational excellence by controlling theatre operating costs while continuing to provide leading customer service. Our margins reflect our track record of operating efficiency.
     Selectively Build in Profitable, Strategic Latin American Markets. Our international expansion will remain focused primarily on Latin America through construction of modern, state-of-the-art theatres in growing urban markets. We plan to continue to install digital projection technology in many of our international auditoriums, which will allow us to expand our capability to present 3-D content in our international markets. We have also installed one of our propriety XD large format screens in one of our international theatres and have plans to install approximately 15 additional XD screens during 2010.
     Commitment to Digital Innovation. Our commitment to technological innovation will include an accelerated transition to digital projection technology for a majority of our U.S. theatres and many of our international theatres, which will allow for the presentation of 3-D content and alternative entertainment such as concert events, the opera, special live documentaries and sports programs. See further discussion of our domestic digital expansion at “Participation in Digital Cinema Implementation Partners LLC”. We also plan to expand our XD screen footprint in various markets throughout the U.S. and in select international markets, which offers our patrons a premium movie-viewing experience.

Theatre Operations
     As of December 31, 2009, we operated 424 theatres and 4,896 screens in 39 states, one Canadian province and 13 Latin American countries. Our theatres in the U.S. are primarily located in mid-sized U.S. markets, including suburbs of major metropolitan areas. We believe these markets are generally less competitive and generate high, stable margins. Our theatres in Latin America are primarily located in major metropolitan markets, which we believe are generally underscreened. The following tables summarize the geographic locations of our theatre circuit as of December 31, 2009.
     United States Theatres

	Total	Total
State	Theatres	Screens
Texas	79	1,024
California	62	752
Ohio	20	223
Utah	13	169
Nevada	10	154
Illinois	9	128
Colorado	8	127
Arizona	7	106
Oregon	7	102
Kentucky	7	87
Pennsylvania	6	89
Oklahoma	6	67
Florida	5	98
Louisiana	5	74
Indiana	5	48
New Mexico	4	54
Virginia	4	52
North Carolina	4	41
Mississippi	3	41
Iowa	3	37
Arkansas	3	30
Washington	2	30
Georgia	2	27
New York	2	27
South Carolina	2	22
West Virginia	2	22
Maryland	1	24
Kansas	1	20
Alaska	1	16
Michigan	1	16
New Jersey	1	16
Missouri	1	15
South Dakota	1	14
Tennessee	1	14
Wisconsin	1	14
Massachusetts	1	12
Delaware	1	10
Minnesota	1	8
Montana	1	8

United States	293	3,818
Canada	1	12

Total	294	3,830

     According to the 2009 Census Bureau, Texas and California experienced the two highest state population increases, in terms of number of people, from 2008 to 2009, and Utah experienced one of the highest population growth rates, in terms of percentage increase in population from 2008 to 2009.

     International Theatres

	Total	Total
Country	Theatres	Screens
Brazil	46	388
Mexico	31	296
Central America(1)	12	81
Chile	11	87
Colombia	11	64
Argentina	9	74
Peru	6	50
Ecuador	4	26

Total	130	1,066

(1)	Includes Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala.
     We first entered Latin America when we began operating movie theatres in Chile in 1993 and Mexico in 1994. Since then, through our focused international strategy, we have developed into the most geographically diverse theatre circuit in the region. We have balanced our risk through a diversified international portfolio, currently operating theatres in thirteen of the fifteen largest metropolitan areas in Latin America. In addition, we have achieved significant scale in Brazil and Mexico, the two largest Latin American economies, with 388 screens in Brazil and 296 screens in Mexico as of December 31, 2009.
     We believe that certain markets within Latin America continue to be underserved as penetration of movie screens per capita in Latin American markets is substantially lower than in the U.S. and European markets. We will continue to build and expand our presence in underserved international markets, with emphasis on Latin America, and fund our expansion primarily with cash flow generated in those markets. We are able to mitigate cash flow exposure to currency fluctuations by using local currencies to collect a majority of our revenues and fund a majority of the costs of our international operations, including film and facility lease expense. Our geographic diversity throughout Latin America has allowed us to maintain consistent revenue growth, notwithstanding currency and economic fluctuations that may affect any particular market. Our international revenues were approximately $421.8 million during 2009 versus $385.8 million during 2008.
Film Licensing
     In the domestic marketplace, the Company’s film department negotiates with film distributors, which are made up of the traditional major film companies, specialized and art divisions of some of these major film companies, and many other independent film distributors. The film distributors are responsible for determining release dates, the marketing campaigns and the expenditures related to marketing materials, television spots and other advertising outlets. The marketing of each movie may include tours of the actors in the movies and coordination of articles and features about each movie. The Company is responsible for booking the films in negotiated film zones, which are either free zones or competitive zones. In free zones, movies can be booked without regard to the location of another exhibitor within that area. In competitive zones, the distributor allocates their movies to the exhibitors located in that area generally based on demographics and grossing potential of that particular area. We are the sole exhibitor in approximately 89% of the 246 film zones in which our first run U.S. theatres operate. In film zones where there is no direct competition from other theatres, we select those films that we believe will be the most successful from among those offered to us by film distributors.
     Internationally, our local personnel negotiate with local offices of major film distributors as well as local film distributors to license films for our international theatres. In the international marketplace, films are not allocated to a single theatre in a geographic film zone, but played by competitive theatres simultaneously. Our theatre personnel focus on providing excellent customer service, and we provide a modern facility with the most up-to-date sound systems, comfortable stadium style seating and other amenities typical of modern American-style multiplexes, which we believe gives us a competitive advantage in markets where competing theatres play the same films. Of the 1,066 screens we operate in international markets, approximately 72% have no direct competition from other theatres.
     Our film rental licenses in the U.S. typically specify that rental fees are based on the applicable box office receipts and either the mutually agreed upon firm terms or a sliding scale formula, which are established prior to the opening of the film, or a mutually agreed upon settlement, which occurs at the conclusion of the film run, subject to the film licensing agreement. Under a firm terms formula, we pay the distributor a specified percentage of box office receipts. Under the sliding scale formula, film rental is paid as a percentage of box office revenues using a pre-determined matrix based upon box office performance of the film. The settlement process allows for negotiation of film rental fees upon the conclusion of the film run based upon how the film performs. Internationally, our film rental licenses are primarily based on mutually agreed upon firm terms established prior to the opening of the picture. The film rental percentages paid by our international locations are generally lower than in the U.S. markets.
     We regularly play art and independent films at many of our theatres, providing a variety of film choices to our patrons. Bringing art and independent films to our theatres, allows us to benefit from the growth in the art and independent market driven by the more mature patron and the increased interest in art, foreign and documentary films. High profile film festivals, such as the Sundance Film Festival, have contributed to growth and interest in this genre. Recent hits such as Crazy Heart, Up in the Air, Young Victoria, The Hurt Locker and Precious have demonstrated the box office potential of art and independent films.
Concessions
     Concession sales are our second largest revenue source, representing approximately 31% of total revenues for each of the years ended December 31, 2007, 2008 and 2009. Concession sales have a much higher margin than admissions sales. We have devoted considerable management effort to increase concession sales and improve operating margins. These efforts include implementation of the following strategies:
•	Optimization of product mix. We offer concession products that primarily include various sizes of popcorn, soft drinks, candy and quickly-prepared food, such as hot dogs and nachos. Different varieties and flavors of candy and soft drinks are offered at theatres based on preferences in that particular market. Our point of sale system allows us to monitor product sales and make changes to product mix when necessary, as we take advantage of national product launches. Specially priced combos and promotions are introduced on a regular basis to increase average concession purchases as well as to attract new buyers.

•	Staff training. Employees are continually trained in “suggestive-selling” and “upselling” techniques. Consumer promotions conducted at the concession stand usually include a motivational element that rewards theatre staff for exceptional sales of certain promotional items.

•	Theatre design. Our theatres are designed to optimize efficiencies at the concession stands, which include multiple service stations to facilitate serving more customers more quickly. We strategically place large concession stands within theatres to heighten visibility, reduce the length of concession lines, and improve traffic flow around the concession stands. We have self-service concession areas in many of our theatres, which allow customers to select their own refreshments and proceed to the cash register when they are ready. This design allows for efficient service, enhanced choices and superior visibility of concession items. Concession designs in many of our new theatres have incorporated the self-service model.

•	Cost control. We negotiate prices for concession supplies directly with concession vendors and manufacturers to obtain volume rates. Concession supplies are distributed through a national distribution network. The concession distributor supplies and distributes inventory to the theatres, who place orders directly with the vendors to replenish stock. We conduct weekly inventory of all concession products at each theatre to ensure proper stock levels are maintained for business.

Participation in National CineMedia
     In March 2005, Regal Entertainment, Inc., (or Regal), and AMC Entertainment, Inc., (or AMC), formed National CineMedia, LLC, (or NCM), and on July 15, 2005, we joined NCM, as one of the founding members. NCM operates an in-theatre digital network in the U.S. The digital network consists of projectors used to display advertising and other non-film events. NCM’s primary activities that impact our theatres include:
•	advertising through its branded “First Look” pre-feature entertainment program, and lobby promotions and displays,

•	live and pre-recorded networked and single-site meetings and events, and

•	live and pre-recorded concerts, sporting events and other non-film entertainment programming.
     We believe that the reach, scope and digital delivery capability of NCM’s network provides an effective platform for national, regional and local advertisers to reach an engaged audience. We receive a monthly theatre access fee for participation in the NCM network. In addition, we are entitled to receive mandatory quarterly distributions of excess cash from NCM. As of December 31, 2009, we had an approximate 15% interest in NCM. See Note 5 to the consolidated financial statements.
     In our international markets, we generally outsource our screen advertising to local companies who have established relationships with local advertisers that provide similar benefits as NCM. The terms of our international screen advertising contracts vary by country. In some locations, we earn a percentage of the screen advertising revenues collected by our partners and in other locations we are paid a fixed annual fee for access to our screens.
Participation in Digital Cinema Implementation Partners
     On February 12, 2007, we, AMC and Regal, entered into a joint venture known as Digital Cinema Implementation Partners LLC, (or DCIP), to facilitate the implementation of digital cinema in our U.S. theatres and to establish agreements with major motion picture studios for the financing of digital cinema. Future digital cinema developments will be managed by DCIP, subject to certain approvals by us, AMC and Regal. Each of Regal, AMC and Cinemark has an equal voting interest in DCIP. To date, DCIP’s wholly-owned subsidiary Kasima has executed long-term deployment agreements with six motion picture studios, under which Kasima will receive a virtual print fee from such studios for each digital presentation. In accordance with these agreements, the digital projection systems deployed by Kasima will comply with the technology and security specifications developed by the Digital Cinema Initiatives studio consortium. In addition, Kasima will lease digital projection systems to us, AMC and Regal under master lease agreements that have an initial term of twelve years.
     On March 10, 2010, we signed a master lease agreement and other related agreements (collectively the “agreements”) with Kasima. Upon signing these agreements, we contributed cash and our existing digital projection systems. Subsequent to the contributions, we continue to have a 33% voting interest in DCIP and now have a 24.3% economic interest in DCIP. This initial financing is expected to cover the cost of conversion for a large portion of our U.S. circuit’s screens. We ultimately expect to convert all of our first run screens with digital projection systems, with up to 1,500 screens being digital 3D capable.
     As of December 31, 2009, we operated 398 screens enabled with digital 3D projection systems, including 299 in the U.S. As a result of these agreements, the Company will begin a rollout of 3-D compatible digital projection systems to a majority of our first run U.S. theatres. We will incur certain operating and maintenance costs with respect to the digital projection systems installed in our theatres, which we expect to be relatively comparable to what we currently spend on our conventional film projectors.

Marketing
     In the U.S., we rely on newspaper directory film schedules, generally paid for by us, and Internet advertising, which has emerged as the primary media source to inform patrons of film titles and showtimes. Radio and television advertising spots, generally paid for by film distributors, are used to promote certain motion pictures and special events. We also exhibit previews of coming attractions and films we are currently playing. We offer patrons access to movie times, the ability to buy and print their tickets at home and purchase gift cards and other advanced sale-type certificates at our Web site www.cinemark.com. We partner with film distributors to use monthly web contests to drive traffic to our Web site and to ensure that customers visit often. In addition, we work on a regular basis with all of the film distributors to promote their films with local, regional and national programs that are exclusive to our theatres. These programs may involve customer contests, cross-promotions with the media and third parties and other means to increase patronage for a particular film showing at one of our theatres.
     Internationally, we exhibit upcoming and current film previews on screen, we partner with film distributors for certain promotions and advertise our new locations through various forms of media and events. We partner with large multi-national corporations in the large metropolitan areas in which we have theatres, to promote our brand, our image and to increase attendance levels at our theatres. Our customers are encouraged to register on our Web site to receive weekly information by email for showtime information, invitations to special screenings, sponsored events and promotional information. In addition, our customers can request to receive showtime information on their cell phones. We also have loyalty programs in some of our international markets that allow customers to pay a nominal fee for a membership card that provides them with certain admissions and concession discounts. In addition, the Company is currently developing an iPhone application for some of its international markets. This application will allow consumers to check showtimes and purchase tickets.
     Our marketing department also focuses on maximizing ancillary revenue, which includes the sale of our gift cards and our SuperSaver discount tickets. We market these programs to such business representatives as realtors, human resource managers, incentive program managers and hospital and pharmaceutical personnel. Gift cards can be purchased at our theatres or online through our Web site. SuperSavers are also sold online at our Web site or over the phone, fax or email by our local corporate offices and are also available at certain retailers in the U.S.
Online Sales
     Our patrons may purchase advance tickets for all of our domestic screens and approximately one half of our international screens by accessing our corporate Web site at www.cinemark.com. Advance tickets may also be purchased for our domestic screens at www.fandango.com. Our Internet initiatives help improve customer satisfaction, allowing patrons who purchase tickets over the Internet to often bypass lines at the box office by printing their tickets at home or picking up their tickets at kiosks located at the theatre.
Point of Sale Systems
     We have developed our own proprietary point of sale system to enhance our ability to maximize revenues, control costs and efficiently manage operations. The system is currently installed in all of our U.S. theatres and our one Canadian theatre. The point of sale system provides corporate management with real-time admissions and concession revenues data and reports to allow for timely changes to movie schedules, including extending film runs, increasing the number of screens on which successful movies are being played, or substituting films when gross receipts do not meet expectations. Real-time seating and box office information is available to box office personnel, preventing overselling of a particular film and providing faster and more accurate responses to customer inquiries regarding showtimes and available seating. The system tracks concession sales by product, provides in-theatre inventory reports for efficient inventory management and control, offers numerous ticket pricing options, connects with digital concession signage for real-time pricing modifications, integrates Internet ticket sales and processes credit card transactions. Barcode scanners, pole displays, touch screens, credit card readers and other equipment are integrated with the system to enhance its functions and provide print at home and mobile ticketing. In our international locations, we currently use other point of sale systems that have either been developed internally or by third parties, which have been certified as compliant with applicable governmental regulations and provide generally the same capabilities as our proprietary point of sale system.

Competition
     We are the second largest motion picture exhibitor in the world in terms of both attendance and the number of screens in operation. We compete against local, regional, national and international exhibitors with respect to attracting patrons, licensing films and developing new theatre sites.
We are the sole exhibitor in approximately 89% of the 246 film zones in which our first run U.S. theatres operate. In film zones where there is no direct competition from other theatres, we select those films that we believe will be the most successful from among those offered to us by film distributors. Where there is competition, the distributor allocates their movies to the exhibitors located in that area generally based on demographics and grossing potential of that particular area. Patronage trends in 2009 also reflected increasing demand for products unique to the exhibition industry such as 3D. Of the 1,066 screens we operate outside of the U.S., approximately 72% of those screens have no direct competition from other theatres. In areas where we face direct competition, our success in attracting patrons depends on location, accessibility and capacity of an exhibitor’s theatre, quality of projection and sound equipment, film showtime availability, levels of customer service, and ticket prices. The competition for film licensing in the U.S. is dependent upon factors such as the theatre’s location and its demographics, the condition, capacity and revenue potential of each theatre, and licensing terms.
     We compete for new theatre sites with other movie theatre exhibitors as well as other entertainment venues, with securing a potential site being dependent upon factors such as committed investment and resources, theatre design and capacity, revenue and patron potential, and financial stability.
     We also face competition from a number of other motion picture exhibition delivery systems, such as DVDs, network and syndicated television, video on-demand, pay-per-view television and the Internet. We also face competition from other forms of entertainment competing for the public’s leisure time and disposable income, such as concerts, theme parks and sporting events.
Corporate Operations
     Our corporate headquarters is located in Plano, Texas. Personnel at our corporate headquarters provide oversight for our domestic and international theatres. Domestic personnel at our corporate headquarters include our executive team and department heads in charge of film licensing, concessions, theatre operations support, human resources, legal, finance and accounting, audit, theatre maintenance and construction, information systems support, real estate and marketing. Our U.S. operations are divided into sixteen regions, primarily organized geographically, each of which is headed by a region leader.
     International personnel at our corporate headquarters include our President of Cinemark International, L.L.C. and department heads in charge of film licensing, concessions, theatre operations, theatre construction, real estate, legal, audit, information systems and accounting. We have a chief financial officer in both Brazil and Mexico, which are our two largest international markets. We have eight regional offices in Latin America responsible for the local management of theatres in thirteen individual countries. Each regional office is headed by a general manager and includes personnel in film licensing, marketing, human resources, information systems, operations and accounting. The regional offices are staffed with experienced personnel from the region to mitigate cultural and operational barriers.
Employees
     We have approximately 14,200 employees in the U.S., approximately 10% of whom are full time employees and 90% of whom are part time employees. We have approximately 6,500 employees in our international markets, approximately 63% of whom are full time employees and approximately 37% of whom are part time employees. Some of our U.S. employees are represented by unions under collective bargaining agreements, and some of our international locations are subject to union regulations. We regard our relations with our employees to be satisfactory.
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

Consequently, exhibitors cannot enter into long-term arrangements with major distributors, but must negotiate for licenses on a theatre-by-theatre and film-by-film basis.
     We are subject to various general regulations applicable to our operations including the Americans with Disabilities Act of 1990, or the ADA. We develop new theatres to be accessible to the disabled and we believe we are substantially compliant with current regulations relating to accommodating the disabled. Although we believe that our theatres comply with the ADA, we have been a party to lawsuits which claim that our handicapped seating arrangements do not comply with the ADA or that we are required to provide captioning for patrons who are deaf or are severely hearing impaired.
     Our theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship, health and sanitation requirements and licensing.
Financial Information About Geographic Areas
     We have operations in the U.S., Canada, Brazil, Mexico, Chile, Colombia, Argentina, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala, which are reflected in the consolidated financial statements. See Note 21 to the consolidated financial statements for segment information and financial information by geographic area.

Item 1A. Risk Factors
     Our business depends on film production and performance.
     Our business depends on both the availability of suitable films for exhibition in our theatres and the success of those films in our markets. Poor performance of films, the disruption in the production of films due to events such as a strike by directors, writers or actors, a reduction in financing options for the film distributors, or a reduction in the marketing efforts of the film distributors to promote their films could have an adverse effect on our business by resulting in fewer patrons and reduced revenues.
     A deterioration in relationships with film distributors could adversely affect our ability to obtain commercially successful films.
     We rely on the film distributors to supply the films shown in our theatres. The film distribution business is highly concentrated, with six major film distributors accounting for approximately 83% of U.S. box office revenues and 44 of the top 50 grossing films during 2009. Numerous antitrust cases and consent decrees resulting from these antitrust cases impact the distribution of films. The consent decrees bind certain major film distributors to license films to exhibitors on a theatre-by-theatre and film-by-film basis. Consequently, we cannot guarantee a supply of films by entering into long-term arrangements with major distributors. We are therefore required to negotiate licenses for each film and for each theatre. A deterioration in our relationship with any of the six major film distributors could adversely affect our ability to obtain commercially successful films and to negotiate favorable licensing terms for such films, both of which could adversely affect our business and operating results.
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
     We face intense competition for patrons and films which may adversely affect our business.
     The motion picture industry is highly competitive. We compete against local, regional, national and international exhibitors. We compete for both patrons and licensing of films. The competition for patrons is dependent upon such factors as location, accessibility and capacity of an exhibitor’s theatre, the comfort and quality of the theatres, film and showtime availability, levels of customer service, and pricing. The principal competitive factors with respect to film licensing include the theatre’s location and its demographics, the condition, capacity and revenue potential of each theatre and licensing terms. If we are unable to attract patrons or to license successful films, our business may be adversely affected.
     An increase in the use of alternative or “downstream” film distribution channels and other competing forms of entertainment may reduce movie theatre attendance and limit ticket price growth.
     We face competition for patrons from a number of alternative film distribution channels, such as DVDs, network and syndicated television, video on-demand, pay-per-view television and the Internet. We also compete with other forms of entertainment, such as concerts, amusement parks and sporting events, for our patrons’ leisure time and disposable income. A significant increase in popularity of these alternative film distribution channels and competing forms of entertainment could have an adverse effect on our business and results of operations.

     Our results of operations may be impacted by shrinking video release windows.
     Over the last decade, the average video release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available on DVD, an important downstream market, has decreased from approximately six months to approximately three to four months. If patrons choose to wait for a DVD release rather than attend a theatre for viewing the film, it may adversely impact our business and results of operations, financial condition and cash flows. We cannot assure you that this release window, which is determined by the film studios, will not shrink further or be eliminated altogether, which could have an adverse impact on our business and results of operations.
     We have substantial long-term lease and debt obligations, which may restrict our ability to fund current and future operations and that restrict our ability to enter into certain transactions.
     We have, and will continue to have, significant long-term debt service obligations and long-term lease obligations. As of December 31, 2009, we had $1,543.7 million in long-term debt obligations, $140.4 million in capital lease obligations and $1,865.6 million in long-term operating lease obligations. We incurred interest expense of $81.6 million for the year ended December 31, 2009. We incurred $238.8 million of facility lease expense under operating leases for the year ended December 31, 2009 (the terms under these operating leases, excluding renewal options, range from one to 28 years). Our substantial lease and debt obligations pose risk to you by:
•	making it more difficult for us to satisfy our obligations;

•	requiring us to dedicate a substantial portion of our cash flows to payments on our lease and debt obligations, thereby reducing the availability of our cash flows from operations to fund working capital, capital expenditures, acquisitions and other corporate requirements and to pay dividends;

•	impeding our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes;

•	subjecting us to the risk of increased sensitivity to interest rate increases on our variable rate debt, including our borrowings under our senior secured credit facility; and

•	making us more vulnerable to a downturn in our business and competitive pressures and limiting our flexibility to plan for, or react to, changes in our industry or the economy.
     Our ability to make scheduled payments of principal and interest with respect to our indebtedness will depend on our ability to generate positive cash flows and on our future financial results. Our ability to generate positive cash flows is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. We cannot assure you that we will continue to generate cash flows at current levels, or that future borrowings will be available under our senior secured credit facility, in an amount sufficient to enable us to pay our indebtedness. If our cash flows and capital resources are insufficient to fund our lease and debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and these actions may not be successful or permit us to meet our scheduled debt service obligations and these actions may be restricted under the terms of our existing or future debt agreements, including our senior secured credit facility. The senior secured credit facility restricts our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or the proceeds may not be adequate to meet our debt service obligations.
     If we fail to make any required payment under the agreements governing our leases and indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default, and as a result, our debt holders would have the ability to require that we immediately repay our outstanding indebtedness and the lenders under our senior secured credit facility could terminate their commitments to lend us money and foreclose against the assets securing their borrowings. We could be forced into bankruptcy or liquidation, which could result in the loss of your investment. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-default and cross-acceleration provisions. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt holders require immediate payment, we may not have sufficient assets to satisfy our obligations under our indebtedness.

     General political, social and economic conditions can adversely affect our attendance.
     Our results of operations are dependent on general political, social and economic conditions, and the impact of such conditions on our theatre operating costs and on the willingness of consumers to spend money at movie theatres. If consumers’ discretionary income declines as a result of an economic downturn, our operations could be adversely affected. If theatre operating costs, such as utility costs, increase due to political or economic changes, our results of operations could be adversely affected. Political events, such as terrorist attacks, and health-related epidemics, such as flu outbreaks, could cause people to avoid our theatres or other public places where large crowds are in attendance. In addition, a natural disaster, such as a hurricane or an earthquake, could impact our ability to operate certain of our theatres, which could adversely affect our attendance.
     Our foreign operations are subject to adverse regulations, economic instability and currency exchange risk.
     We have 130 theatres with 1,066 screens in thirteen countries in Latin America. Brazil and Mexico represented approximately 11% and 3% of our consolidated 2009 revenues, respectively. Governmental regulation of the motion picture industry in foreign markets differs from that in the United States. Changes in regulations affecting prices, quota systems requiring the exhibition of locally-produced films and restrictions on ownership of property may adversely affect our international operations in foreign markets. Our international operations are subject to certain political, economic and other uncertainties not encountered by our domestic operations, including risks of severe economic downturns and high inflation. We also face risks of currency fluctuations, hard currency shortages and controls of foreign currency exchange and transfers abroad, all of which could have an adverse effect on the results of our international operations.
     We may not be able to generate additional revenues or continue to realize value from our investment in NCM.
     In 2005, we joined Regal and AMC as founding members of NCM, a provider of digital advertising content and digital non-film event content. As of December 31, 2009, we had an interest in NCM of approximately 15%. We receive a monthly theatre access fee under our Exhibitor Services Agreement with NCM and we are entitled to receive mandatory quarterly distributions of excess cash from NCM. During the years ended December 31, 2008 and 2009, the Company received approximately $1.8 million and $5.7 million in other revenues from NCM, respectively, and $18.8 million and $20.8 million in cash distributions in excess of our investment in NCM, respectively. Cinema advertising is a small component of the U.S. advertising market and therefore, NCM competes with larger, established and well known media platforms such as broadcast radio and television, cable and satellite television, outdoor advertising and Internet portals. NCM also competes with other cinema advertising companies and with hotels, conference centers, arenas, restaurants and convention facilities for its non-film related events to be shown or held in our auditoriums. In-theatre advertising may not continue to attract advertisers or NCM’s in-theatre advertising format may not continue to be received favorably by theatre patrons. If NCM is unable to continue to generate consistent advertising revenues, its results of operations may be adversely affected and our investment in and distributions and revenues from NCM may be adversely impacted.
     We are subject to uncertainties related to digital cinema, including insufficient financing to obtain digital projectors and insufficient supply of digital projectors.
     Digital cinema is still in an early conversion stage in our industry. We, along with some of our competitors, have commenced a roll-out of digital equipment for exhibiting feature films and plan to continue the roll-out through our joint venture DCIP. However, significant obstacles exist that impact such a roll-out including the cost of digital projectors and the supply of projectors by manufacturers. We cannot assure you that DCIP will be able to obtain sufficient financing to be able to purchase and lease to us the number of digital projectors needed for our roll-out or that the manufacturers will be able to supply the volume of projectors needed for our roll-out. As a result, our roll-out of digital equipment could be delayed or not completed at all.
     We are subject to uncertainties relating to future expansion plans, including our ability to identify suitable acquisition candidates or site locations, and to obtain financing for such activities on favorable terms or at all.
     We have greatly expanded our operations over the last decade through targeted worldwide theatre development and acquisitions. We will continue to pursue a strategy of expansion that will involve the development of new theatres and may involve acquisitions of existing theatres and theatre circuits both in the U.S. and internationally. There is significant competition for new site locations and for existing theatre and theatre circuit acquisition opportunities. As a result of such competition, we may not be able to acquire attractive site locations, existing theatres or theatre circuits on terms we consider acceptable. Acquisitions and expansion opportunities may divert a significant amount of management’s time away from the operation of our business. Growth by acquisition also involves risks relating to difficulties in integrating the operations and personnel of acquired companies and the potential loss of key employees of acquired companies. We cannot assure you that our expansion strategy will result in improvements to our business, financial condition, profitability, or cash flows. Further, our expansion programs may require financing above our existing borrowing capacity and operating cash flows. We cannot assure you that we will be able to obtain such financing or that such financing will be available to us on acceptable terms or at all.
     If we do not comply with the Americans with Disabilities Act of 1990 and a consent order we entered into with the Department of Justice, or the DOJ, we could be subject to further litigation.
     Our theatres must comply with Title III of the ADA and analogous state and local laws. Compliance with the ADA requires among other things that public facilities “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. In March 1999, the Department of Justice, or DOJ, filed suit against us in Ohio alleging certain violations of the ADA relating to wheelchair seating arrangements in certain of our stadium-style theatres and seeking remedial action. We and the DOJ have resolved this lawsuit and a consent order was entered by the U.S. District Court for the Northern District of Ohio, Eastern Division, on November 15, 2004. Under the consent order, we were required to make modifications to wheelchair seating locations in fourteen stadium-style movie theatres and spacing and companion seating modifications in 67 auditoriums at other stadium-styled movie theatres. These modifications were completed by November 2009. Upon completion of these modifications, these theatres comply with wheelchair seating requirements, and no further modifications will be required to our other stadium-style movie theatres in the United States existing on the date of the consent order. In addition, under the consent order, the DOJ approved the seating plans for nine stadium-styled movie theatres then under construction and also created a safe harbor framework for us to construct all of our future stadium-style movie theatres. The DOJ has stipulated that all theatres built in compliance with the consent order will comply with the wheelchair seating requirements of the ADA. If we fail to comply with the ADA, remedies could include imposition of injunctive relief, fines, awards for damages to private litigants and additional capital expenditures to remedy non-compliance. Imposition of significant fines, damage awards or capital expenditures to cure non-compliance could adversely affect our business and operating results.
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
     We are subject to impairment losses due to potential declines in the fair value of our assets.
     We review long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We assess many factors when determining whether to impair individual theatre assets, including actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible assets carrying values, the age of a recently built theatre, competitive theatres in the marketplace, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in our assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest applicable level for which there are identifiable cash flows. When estimated fair value is determined to be lower than the carrying value of the theatre assets, the theatre assets are written down to their estimated fair value. Fair value is determined based on a multiple of cash flows, which was eight times for the evaluations performed during 2007 and the first, second and third quarters of 2008 and six and a half times for the evaluation performed during the fourth quarter of 2008 and the evaluations performed during 2009. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Since we evaluate long-lived assets for impairment at the theatre level, if a theatre is directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or condition of the areas surrounding the theatre, we may record impairment charges to reflect the decline in estimated fair value of that theatre.
     We have a significant amount of goodwill as a result of the Century Acquisition and the Cinemark Share Exchange. We evaluate goodwill for impairment at the reporting unit level at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill might exceed its estimated fair value. Goodwill impairment is evaluated using a two-step approach requiring us to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the theatre exceeds its fair value, a second step would be performed to measure the potential goodwill impairment. Fair values are determined based on a multiple of cash flows, which was eight times for the evaluations performed during 2007 and six and a half times for the evaluations performed during 2008 and 2009. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Declines in Cinemark Holdings, Inc.’s stock price or market capitalization, declines in the Company’s attendance due to increased competition in certain regions and/or countries or economic factors that lead to a decline in attendance in any given region or country could negatively affect the Company’s estimated fair values and could result in further impairments of goodwill. As of December 31, 2009, the carrying value of goodwill allocated to reporting units where the estimated fair value was less than 10% more than the carrying value was approximately $173.0 million.
     We also have a significant amount of tradename intangible assets as a result of the Century Acquisition and the Cinemark Share Exchange. Tradename intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be recoverable. We estimate the fair value of our tradenames by applying an estimated market royalty rate that could be charged for the use of our tradename to forecasted future revenues, with an adjustment for the present value of such royalties. If the estimated fair value is less than the carrying value, the tradename intangible asset is written down to the estimated fair value.
     We recorded asset impairment charges, including goodwill impairment charges, of $86.6 million, $113.5 and $11.8 million for the years ended December 31, 2007, 2008 and 2009, respectively. We cannot assure you that additional impairment charges will not be required in the future, and such charges may have an adverse effect on our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 9 and 10 to the consolidated financial statements.
     The impairment or insolvency of other financial institutions could adversely affect us.
     We have exposure to different counterparties with regard to our interest rate swap agreements. These transactions expose us to credit risk in the event of a default by one or more of our counterparties to such agreements. We also have exposure to financial institutions used as depositories of our corporate cash balances. If our counterparties or financial institutions become impaired or insolvent, this could have a material impact on our results of operations or impair our ability to access our cash.
     A credit market crisis may adversely affect our ability to raise capital and may materially impact our operations.
     Severe dislocations and liquidity disruptions in the credit markets could materially impact our ability to obtain debt financing on reasonable terms or at all. The inability to access debt financing on reasonable terms could materially impact our ability to make acquisitions or significantly expand our business in the future.
     We may be subject to liability under environmental laws and regulations.
     We own and operate a large number of theatres and other properties within the United States and internationally, which may be subject to various foreign, federal, state and local laws and regulations relating to the protection of the environment or human health. Such environmental laws and regulations include those that impose liability for the investigation and remediation of spills or releases of hazardous materials. We may incur such liability, including for any currently or formerly owned, leased or operated property, or for any site, to which we may have disposed, or arranged for the disposal of, hazardous materials or wastes. Certain of these laws and regulations may impose liability, including on a joint and several liability, which can result in a liable party being obliged to pay for greater than its share, regardless of fault or the legality of the original disposal. Environmental conditions relating to our properties or operations could have an adverse effect on our business and results of operations and cash flows.
The interests of Madison Dearborn Capital Partners IV, L.P., or MDCP, may not be aligned with yours.
     MDCP beneficially owns approximately 39% of Cinemark Holdings, Inc.’s common stock and under a director nomination agreement, is entitled to designate nominees for five members of Cinemark Holdings, Inc.’s board of directors. Accordingly, MDCP has influence and effectively controls our corporate and management policies and has significant influence over, the outcome of any corporate transaction or other matters submitted to Cinemark Holdings, Inc.’s stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. MDCP could seek to take other actions that might be desirable to MDCP but that might not be desirable for other stockholders.
Legislative or regulatory initiatives related to global warming/climate change concerns may negatively impact our business.
     Recently, there has been an increasing focus and continuous debate on global climate change including increased attention from regulatory agencies and legislative bodies. This increased focus may lead to new initiatives directed at regulating an as yet unspecified array of environmental matters. Legislative, regulatory or other efforts in the United States to combat climate change could result in future increases in the cost of raw materials, taxes, transportation and utilities for our vendors and for us which would result in higher operating costs for the Company. Also, compliance of our theatres and accompanying real estate with new and revised environmental, zoning, land-use or building codes, laws, rules or regulations, could have a material and adverse effect on our business. However, we are unable to predict at this time, the potential effects, if any, that any future environmental initiatives may have on our business.
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     United States
     As of December 31, 2009, we operated 251 theatres, with 3,223 screens, pursuant to leases and own the land and building for 43 theatres, with 607 screens, in the U.S. Our leases are generally entered into on a long-term basis with terms, including renewal options, generally ranging from 20 to 45 years. As of December 31, 2009, approximately 7% of our theatre leases in the U.S., covering 19 theatres with 162 screens, have remaining terms, including optional renewal periods, of less than six years. Approximately 12% of our theatre leases in the U.S., covering 29 theatres with 221 screens, have remaining terms, including optional renewal periods, of between six and 15 years and approximately 81% of our theatre leases in the U.S., covering 203 theatres with 2,840 screens, have remaining terms, including optional renewal periods, of more than 15 years. The leases generally provide for a fixed monthly minimum rent payment, with certain leases also subject to additional percentage rent if a target annual revenue level is achieved. We lease an office building in Plano, Texas for our corporate headquarters.
     International
     As of December 31, 2009, internationally, we operated 130 theatres, with 1,066 screens, all of which are leased pursuant to ground or building leases. Our international leases are generally entered into on a long term basis with terms generally ranging from 10 to 20 years. The leases generally provide for contingent rental based upon operating results (some of which are subject to an annual minimum). Generally, these leases include renewal options for various periods at stipulated rates. As of December 31, 2009, approximately 5% of our international theatre leases or seven theatres with 54 screens have a remaining term, including optional renewal periods, of less than six years. Approximately 32% of our international theatre leases, covering 41 theatres and 350 screens, have remaining terms, including optional renewal periods, of between six and 15 years and approximately 63% of our international theatre leases, covering 82 theatres and 662 screens, have remaining terms, including optional renewal periods, of more than 15 years. We lease office space in eight regions in Latin America for our local management.
     See Note 20 to the consolidated financial statements for information regarding our minimum lease commitments. We periodically review the profitability of each of our theatres, particularly those whose lease terms are nearing expiration, to determine whether to continue its operations.
Item 3. Legal Proceedings
     We resolved a lawsuit filed by the DOJ in March 1999 which alleged certain violations of the ADA relating to wheelchair seating arrangements in certain of our stadium-style theatres. We and the DOJ agreed to a consent order which was entered by the U.S. District Court for the Northern District of Ohio, Eastern Division, on November 15, 2004. Under the consent order, we were required to make modifications to wheelchair seating locations in fourteen stadium-style movie theatres and spacing and companion seating modifications in 67 auditoriums at other stadium-styled movie theatres. These modifications were completed by November 2009. We are currently in compliance with the consent order. Upon completion of these modifications, these theatres did comply with wheelchair seating requirements, and no further modifications are required to our other stadium-style movie theatres in the United States existing on the date of the consent order. In addition, under the consent order, the DOJ approved the seating plans for nine stadium-styled movie theatres then under construction and also created a safe harbor framework for us to construct all of our future stadium-style movie theatres. The DOJ has stipulated that all theatres built in compliance with the consent order will comply with the wheelchair seating requirements of the ADA. We do not believe that our requirements under the consent order will materially affect our business or financial condition.
     From time to time, we are involved in other various legal proceedings arising from the ordinary course of our business operations, such as personal injury claims, employment matters, landlord-tenant disputes and contractual disputes, some of which are covered by insurance. We believe our potential liability, with respect to proceedings currently pending, is not material, individually or in the aggregate, to our financial position, results of operations and cash flows.
Item 4. Reserved

Part II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Market Information and Holder
There is no established public trading market for our common stock. As of December 31, 2009, we had 1,500 shares of Class A common stock outstanding and 182,648 shares of Class B common stock outstanding, all of which were held by Cinemark Holdings, Inc.
Dividends
During the year ended December 31, 2009, we paid dividends of $491.0 million to our former parent company, Cinemark, Inc. and dividends of $19.6 million to our current parent company, Cinemark Holdings, Inc. Our ability to pay dividends is limited by the terms of our senior notes indenture and our senior secured credit facility, which restrict our ability to pay dividends and the ability of certain of our subsidiaries to pay dividends. Under our debt instruments, we may pay a cash dividend up to a specified amount, provided we have satisfied certain financial covenants in, and are not in default under, our debt instruments. Furthermore, certain of our foreign subsidiaries currently have a deficit in retained earnings which prevents them from declaring and paying dividends from those subsidiaries. The declaration of future dividends will be at the discretion of our board of directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, limitations in our debt agreements and legal requirements.
Item 6. Selected Financial Data
     The following table provides our selected consolidated financial and operating data. On August 2, 2006, Cinemark Holdings, Inc. was formed as the Delaware holding company of Cinemark, Inc. On August 7, 2006, the Cinemark, Inc. stockholders entered into the Cinemark Share Exchange. The Cinemark Share Exchange was completed on October 5, 2006 and facilitated the Century Acquisition. On October 5, 2006, Cinemark, Inc. became a wholly-owned subsidiary of Cinemark Holdings, Inc. Due to a change in reporting entity that occurred as a result of the Cinemark Share Exchange, Cinemark Holdings, Inc.’s accounting basis was pushed down to us effective on October 5, 2006, the date of the Cinemark Share Exchange. The selected information as of and for periods through October 4, 2006 are of Cinemark USA, Inc. as Predecessor, and the selected information as of and for all subsequent periods are of Cinemark USA, Inc. as Successor. Effective December 11, 2009, Cinemark, Inc. was merged into Cinemark Holdings, Inc., with no accounting impact, and Cinemark USA, Inc. became a wholly-owned subsidiary of Cinemark Holdings, Inc. You should read the selected historical consolidated financial information set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes appearing elsewhere in this report.

		Period from	Period from
		January 1,	October 5,
	Year ended	2006 to	2006 to
	December 31,	October 4,	December 31,	Year ended December 31,
	2005	2006	2006	2007	2008	2009
	(Predecessor)	(Predecessor)	(Successor)	(Successor)	(Successor)	(Successor)
	(Dollars in thousands, except per share data)

Statement of Operations Data:
Revenues:
Admissions	$641,240	$514,183	$246,092	$1,087,480	$1,126,977	$1,293,378
Concession	320,072	260,223	115,575	516,509	534,836	602,880
Other	59,285	54,683	29,838	78,852	80,474	80,242

Total revenues	$1,020,597	$829,089	$391,505	$1,682,841	$1,742,287	$1,976,500
Film rental and advertising	347,727	275,005	130,982	589,717	612,248	708,160
Concession supplies	52,507	41,863	17,157	81,074	86,618	91,918
Salaries and wages	101,431	79,002	39,614	173,290	180,950	203,437
Facility lease expense	136,593	109,513	48,246	212,730	225,595	238,779
Utilities and other	123,831	100,924	43,884	191,279	205,814	222,660
General and administrative expenses	50,722	45,865	21,784	78,664	89,583	94,818
Termination of profit participation agreement	—	—	—	6,952	—	—
Total depreciation and amortization	76,461	60,043	34,948	151,716	158,034	149,515
Impairment of long-lived assets	9,672	5,741	23,337	86,558	113,532	11,858
(Gain) loss on sale of assets and other	2,625	2,938	2,345	(2,953)	8,488	3,202

Total cost of operations	901,569	720,894	362,297	1,569,027	1,680,862	1,724,347

Operating income	$119,028	$108,195	$29,208	$113,814	$61,425	$252,153

Interest expense	$44,334	$37,993	$31,680	$102,760	$74,406	$81,609

Net income (loss)	$49,289	$52,344	$(14,757)	$116,220	$(19,954)	$133,087

Net income (loss) attributable to Cinemark USA, Inc.	$48,365	$50,554	($14,436)	$115,428	$(23,849)	$129,439

		Period from	Period from
		January 1,	October 5,
	Year Ended	2006 to	2006 to
	December 31,	October 4,	December 31,	Year Ended December 31,
	2005	2006	2006	2007	2008	2009
	(Predecessor)	(Predecessor)	(Successor)	(Successor)	(Successor)	(Successor)

Other Financial Data:
Ratio of earnings to fixed charges(1)	1.88x	2.05x	—	2.47x	1.11x	2.28x
Cash flow provided by (used for):
Operating activities	$163,969	$81,846	$80,611	$344,708	$219,788	$366,706
Investing activities(2)	(81,617)	(76,395)	(555,352)	93,178	(94,942)	(183,130)
Financing activities	(2,448)	(45,707)	478,854	(356,993)	(29,290)	(75,478)
Capital expenditures	(75,605)	(77,902)	(29,179)	(146,304)	(106,109)	(124,797)

	As of and for the
		Period from	Period from
		January 1,	October 5,
	Year Ended	2006 to	2006 to
	December 31,	October 4,	December 31,	Year Ended December 31,
	2005	2006		2007	2008	2009
	(Predecessor)	(Predecessor)	(Successor)	(Successor)	(Successor)	(Successor)
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$182,180	$142,192	$147,045	$233,383	$313,238	$437,737
Theatre properties and equipment, net	790,566	791,380	1,324,571	1,314,066	1,208,283	1,219,588
Total assets	1,097,740	1,070,778	3,159,385	3,181,403	3,018,838	3,283,588
Total long-term debt and capital lease obligations, including current portion	620,277	605,998	1,477,580	1,107,977	1,097,144	1,684,073
Stockholder’s equity	267,594	304,997	1,127,361	1,266,732	1,155,891	922,141

Operating Data:
United States(3)
Theatres operated (at period end)	200	202	281	287	293	294
Screens operated (at period end)	2,417	2,468	3,523	3,654	3,742	3,830
Total attendance (in 000s)	105,573	81,558	37,156	151,712	147,897	165,112
International(4)
Theatres operated (at period end)	108	113	115	121	127	130
Screens operated (at period end)	912	945	965	1,011	1,041	1,066
Total attendance (in 000s)	60,104	46,930	12,620	60,958	63,413	71,622
Worldwide(3)(4)
Theatres operated (at period end)	308	315	396	408	420	424
Screens operated (at period end)	3,329	3,413	4,488	4,665	4,783	4,896
Total attendance (in 000s)	165,677	128,488	49,776	212,670	211,310	236,734

(1)	For the purposes of calculating the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes plus fixed charges excluding capitalized interest. Fixed charges consist of interest expense, capitalized interest, amortization of debt issue costs and that portion of rental expense which we believe to be representative of the interest factor. For the period from October 5, 2006 to December 31, 2006, earnings were insufficient to cover fixed charges by $6.9 million.

(2)	Includes the cash portion of the Century Acquisition purchase price of $531.2 million during the period from October 5, 2006 to December 31, 2006.

(3)	The data excludes certain theatres operated by us in the U.S. pursuant to management agreements that are not part of our consolidated operations.

(4)	The data excludes certain theatres operated internationally through our affiliates that are not part of our consolidated operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes included in this report. This discussion contains forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties and risk associated with these statements.
Overview
     On August 2, 2006, Cinemark Holdings, Inc. was formed as the Delaware holding company of Cinemark, Inc. On April 24, 2007, Cinemark Holdings, Inc. completed an initial public offering of its common stock. Effective December 11, 2009, Cinemark, Inc. was merged into Cinemark Holdings, Inc. and Cinemark Holdings, Inc. became the holding company of Cinemark USA, Inc.
     As of December 31, 2009, we managed our business under two reportable operating segments — U.S. markets and international markets, in accordance with FASB ASC Topic 280, Segment Reporting. See Note 21 to the consolidated financial statements.
Revenues and Expenses
     We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing programs, pay phones, ATM machines and electronic video games located in some of our theatres. Our investment in NCM has assisted us in expanding our offerings to advertisers and broadening ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of theatres for non-film events. In addition, we are able to use theatres during non-peak hours for concerts, sporting events, and other cultural events. Films released during the year ended December 31, 2009 included Avatar, Transformers: Revenge of the Fallen, Harry Potter and the Half-Blood Prince, Up, Twilight Saga: New Moon, The Hangover, Star Trek, Monsters vs. Aliens, Ice Age: Dawn of the Dinosaurs, The Blind Side, X-Men Origins: Wolverine, Night at the Museum 2: Battle of the Smithsonian, The Proposal, 2012, Fast & Furious, G.I. Joe: The Rise of the Cobra, Paul Blart: Mall Cop, Taken, A Christmas Carol, Angels & Demons, Terminator Salvation, Cloudy with a Chance of Meatballs, Inglorious Basterds, G-Force, District 9, Couples Retreat, Paranormal Activity, and Watchmen. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Films scheduled for release in 2010 include the carryover of Avatar and new releases such as Alice in Wonderland, How to Train a Dragon, Clash of the Titans, Iron Man 2, Shrek Forever After, Sex and the City 2, Toy Story 3, Little Fockers, the A Team, Tron: Legacy, Robin Hood, Despicable Me, Tangled, Megamind and another installment of both the Twilight and Harry Potter franchises, among other films.
     Film rental costs are variable in nature and fluctuate with our admissions revenues. Film rental costs as a percentage of revenues are generally higher for periods in which more blockbuster films are released. Film rental costs can also vary based on the length of a film’s run. Film rental rates are generally negotiated on a film-by-film and theatre-by-theatre basis. Advertising costs, which are expensed as incurred, are primarily fixed at the theatre level as daily movie directories placed in newspapers represent the largest component of advertising costs. The monthly cost of these advertisements is based on, among other things, the size of the directory and the frequency and size of the newspaper’s circulation.
     Concession supplies expense is variable in nature and fluctuates with our concession revenues. We purchase concession supplies to replace units sold. We negotiate prices for concession supplies directly with concession vendors and manufacturers to obtain volume rates.
     Although salaries and wages include a fixed cost component (i.e. the minimum staffing costs to operate a theatre facility during non-peak periods), salaries and wages move in relation to revenues as theatre staffing is adjusted to respond to changes in attendance.
     Facility lease expense is primarily a fixed cost at the theatre level as most of our facility leases require a fixed monthly minimum rent payment. Certain of our leases are subject to percentage rent only while others are subject to percentage rent in addition to their fixed monthly rent if a target annual revenue level is achieved. Facility lease expense as a percentage of revenues is also affected by the number of theatres under operating leases, the number of theatres under capital leases and the number of fee-owned theatres.

     Utilities and other costs include certain costs that have both fixed and variable components such as utilities, property taxes, janitorial costs, repairs and maintenance and security services.
Critical Accounting Policies
     We prepare our consolidated financial statements in conformity with U.S. GAAP. As such, we are required to make certain estimates and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported consolidated financial results, include the following:
Revenue and Expense Recognition
     Revenues are recognized when admissions and concession sales are received at the box office. Other revenues primarily consist of screen advertising. Screen advertising revenues are recognized over the period that the related advertising is delivered on-screen or in-theatre. We record proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognize admissions and concession revenue when a holder redeems the card or certificate. We recognize unredeemed gift cards and other advanced sale-type certificates as revenue only after such a period of time indicates, based on historical experience, the likelihood of redemption is remote, and based on applicable laws and regulations. In evaluating the likelihood of redemption, we consider the period outstanding, the level and frequency of activity, and the period of inactivity.
     Film rental costs are accrued based on the applicable box office receipts and either the mutually agreed upon firm terms or a sliding scale formula, which are established prior to the opening of the film, or estimates of the final mutually agreed upon settlement, which occurs at the conclusion of the film run, subject to the film licensing arrangement. Under a firm terms formula, we pay the distributor a mutually agreed upon specified percentage of box office receipts, which reflects either a mutually agreed upon aggregate rate for the life of the film or rates that decline over the term of the run. Under the sliding scale formula, film rental is paid as a percentage of box office revenues using a pre-determined matrix based upon box office performance of the film. The settlement process allows for negotiation of film rental fees upon the conclusion of the film run based upon how the film performs. Estimates are based on the expected success of a film over the length of its run in theatres. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known at the time the estimate is made and the expected success of a film over the length of its run in theatres can typically be estimated early in the film’s run. The final film settlement amount is negotiated at the conclusion of the film’s run based upon how a film actually performs. If actual settlements are different than those estimated, film rental costs are adjusted at that time. We recognize advertising costs and any cost sharing arrangements with film distributors in the same accounting period. Our advertising costs are expensed as incurred.
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

Impairment of Long-Lived Assets
     We review long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We assess many factors including the following to determine whether to impair individual theatre assets:
•	actual theatre level cash flows;

•	future years budgeted theatre level cash flows;

•	theatre property and equipment carrying values;

•	amortizing intangible asset carrying values;

•	the age of a recently built theatre;

•	competitive theatres in the marketplace;

•	changes in foreign currency exchange rates;

•	the impact of recent ticket price changes;

•	available lease renewal options; and

•	other factors considered relevant in our assessment of impairment of individual theatre assets.
     Long-lived assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, we then compare the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3, are based on historical and projected operating performance, recent market transactions, and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was eight times for the evaluations performed during 2007 and the first, second and third quarters of 2008 and six and a half times for the evaluation performed during the fourth quarter of 2008 and the evaluations performed during 2009. We reduced the multiple we used to determine fair value during the fourth quarter of 2008 due to the dramatic decline in estimated market values that resulted from a significant decrease in Cinemark Holdings, Inc.’s stock price and the declines in Cinemark Holdings, Inc.’s and our competitors’ market capitalizations that occurred during the fourth quarter of 2008. The long-lived asset impairment charges related to theatre properties recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.
Impairment of Goodwill and Intangible Assets
     We evaluate goodwill for impairment annually during the fourth quarter or whenever events or circumstances indicate the carrying value of the goodwill might exceed its estimated fair value. We evaluate goodwill for impairment at the reporting unit level and have allocated goodwill to the reporting unit based on an estimate of its relative fair value. The evaluation is a two-step approach requiring us to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3, are based on historical and projected operating performance, recent market transactions, and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was eight times for the goodwill impairment evaluations performed during 2007 and six and a half times for the evaluations performed during 2008 and 2009. We reduced the multiple we used to determine fair value during the fourth quarter of 2008 due to the dramatic decline in estimated market values that resulted from significant decreases in Cinemark Holdings, Inc.’s stock price and Cinemark Holdings, Inc.’s and our competitors’ market capitalizations that occurred during the fourth quarter of 2008. Prior to January 1, 2008, we considered our theatres reporting units for purposes of evaluating goodwill for impairment. Changes in the organization, including changes in the structure of the executive management team, the initial public offering of Cinemark Holdings, Inc.’s common stock, the resulting changes in the level at which the management team evaluates the business on a regular basis, and the Century Acquisition that increased the size of the theatre base by approximately 25%, led management to conclude that our U.S. regions and international countries are now more reflective of how we manage and operate our business. Accordingly, the U.S. regions and international countries represent the appropriate reporting units for purposes of evaluating goodwill for impairment. Consequently, effective January 1, 2008, management changed the reporting unit to sixteen regions in the U.S. and each of eight countries internationally (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit) from approximately four hundred theatres. The goodwill impairment test performed during December 2007 that resulted in the recording of impairment charges during the year ended December 31, 2007 reflected the final calculation utilizing theatres as reporting units. The goodwill impairment charges taken during the year ended December 31, 2008 were related to four U.S. regions, one of which was fully impaired and three of which were partially impaired down to estimated fair value. As of December 31, 2009, the carrying value of goodwill allocated to reporting units where the estimated fair value was less than 10% more than the carrying value was approximately $173.0 million. Declines in Cinemark Holdings, Inc.’s stock price or market capitalization, declines in the Company’s attendance due to increased competition in certain regions and/or countries or economic factors that lead to a decline in attendance in any given region or country could negatively affect the Company’s estimated fair values and could result in further impairments of goodwill.
     Tradename intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be recoverable. We estimate the fair value of our tradenames by applying an estimated market royalty rate that could be charged for the use of our tradename to forecasted future revenues, with an adjustment for the present value of such royalties. If the estimated fair value is less than the carrying value, the tradename intangible asset is written down to the estimated fair value.
Acquisitions
     We account for acquisitions under the acquisition method of accounting. The acquisition method requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined on the acquisition date and changes thereafter reflected in income. For significant acquisitions, we obtain independent third party valuation studies for certain of the assets acquired and liabilities assumed to assist us in determining fair value. The estimation of the fair values of the assets acquired and liabilities assumed involves a number of estimates and assumptions that could differ materially from the actual amounts recorded. We provide the assumptions, including both quantitative and qualitative information, about the specified asset or liability to the third party valuation firms. We primarily utilize the third parties to accumulate comparative data from multiple sources and assemble a report that summarizes the information obtained. We then use that information to determine fair value. The third party valuation firms are supervised by our personnel who are knowledgeable about valuations and fair value. We evaluate the appropriateness of the valuation methodology utilized by the third party valuation firm.
Income Taxes
     We participate in the consolidated tax return of Cinemark Holdings, Inc. However, our provision for income taxes is computed as if we file separate income tax returns. We use an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized. Income taxes are provided on unremitted earnings from foreign subsidiaries unless such earnings are expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments. The related tax accruals are recorded in accordance with FASB ASC Topic 740, Income Taxes, which clarifies the accounting and reporting for income taxes recognized, and the recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The evaluation of an uncertain tax position is a two-step process. The first step is recognition: We determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position would be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements result in (1) a change in a liability for income taxes payable or (2) a change in an income tax refund receivable, a deferred tax asset or a deferred tax liability or both (1) and (2). We accrue for interest and penalties on our tax provisions for uncertain tax positions.
Recent Developments
     Amendment and Extension of Senior Secured Credit Facility
     On March 2, 2010, we completed an amendment and extension to our existing senior secured credit facility to primarily extend the maturities of the facility and make certain other modifications. Approximately $924.4 million of our $1,083.6 million outstanding term loan debt has been extended from an original maturity date of October 2013 to a maturity date of April 2016. Payments on the extended amount will be due in equal quarterly installments of 0.25% of the extended amount beginning March 31, 2010 through March 31, 2016 with the remaining principal amount due April 30, 2016. The interest rate on this extended portion of the term loan is, at our option, at the base rate plus 2.25% or a eurodollar rate plus 3.25%. The maturity date of, the interest rates applicable to and the quarterly payments for the remaining $159.2 million of our outstanding term loan did not change.
     In addition, the maturity date of $73.5 million of our $150.0 million revolving line of credit has been extended from October 2012 to March 2015. The interest rate on this extended portion of the revolving line of credit is, at our option, at the base rate plus a margin that ranges from 1.75% to 2.00% or a eurodollar rate plus a margin that ranges from 2.75% to 3.00%. The maturity date of and the interest rates applicable to the remaining $76.5 million of our revolving line of credit did not change.
     We incurred debt issue costs of approximately $8.6 million related to this amendment and extension.
     Earthquake in Chile
     On February 27, 2010, an 8.8 magnitude earthquake occurred in Chile, a country in which we have eleven theatres, a local corporate office and approximately 800 employees. For the year ended December 31, 2009, revenues generated by our Chile locations were 1.6% of our total revenues. We have property and business interruption insurance for our Chile locations. The insurance policy covers earthquake damage up to a specified limit with applicable deductibles per location. We expect to reopen seven of our theatres within the next week and we are continuing to assess the level and nature of the damage to our other four theatres.
     DCIP
     On March 10, 2010, we signed a master equipment lease agreement and other related agreements (collectively the “agreements”) with Kasima, which is a wholly-owned subsidiary of our joint venture DCIP and a related party to us. Upon signing the agreements, we contributed cash of $1.2 million and our existing digital equipment at a fair value of $16.4 million to DCIP (collectively the “contributions”). The net book value of the contributed equipment was approximately $18.1 million, and as a result, we will record a loss of approximately $1.7 million during the three months ending March 31, 2010. Subsequent to the contributions, we continue to have a 33% voting interest in DCIP and now have a 24.3% economic interest in DCIP.
     As a result of these agreements, we will begin a rollout of 3-D compatible digital projection systems to a majority of our first run U.S. theatres. The digital projection systems will be leased from Kasima under a twelve-year lease that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, we will pay minimum annual rent of one thousand dollars per digital projection system for the first six and a half years from the effective date of the agreement and minimum annual rent of three thousand dollars per digital projection system beginning at six and a half years from the effective date through the end of the lease term. We are also subject to various types of other rent if such projection systems do not meet minimum performance requirements as outlined in the agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum.

     Results of Operations
     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our consolidated statements of operations:

	Year Ended December 31,
	2007	2008	2009
Operating data (in millions):
Revenues
Admissions	$1,087.5	$1,127.0	$1,293.4
Concession	516.5	534.8	602.9
Other	78.8	80.5	80.2

Total revenues	$1,682.8	$1,742.3	$1,976.5
Cost of operations
Film rentals and advertising	$589.7	$612.2	$708.2
Concession supplies	81.1	86.6	91.9
Salaries and wages	173.3	181.0	203.4
Facility lease expense	212.7	225.6	238.8
Utilities and other	191.3	205.8	222.7
General and administrative expenses	85.6	89.6	94.8
Depreciation and amortization	151.7	158.1	149.5
Impairment of long-lived assets	86.6	113.5	11.8
(Gain) loss on sale of assets and other	(3.0)	8.5	3.2

Total cost of operations	$1,569.0	$1,680.9	$1,724.3

Operating income	$113.8	$61.4	$252.2

Operating data as a percentage of total revenues:
Revenues
Admissions	64.6%	64.7%	65.4%
Concession	30.7%	30.7%	30.5%
Other	4.7%	4.6%	4.1%

Total revenues	100.0%	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	54.2%	54.3%	54.8%
Concession supplies	15.7%	16.2%	15.2%
Salaries and wages	10.3%	10.4%	10.3%
Facility lease expense	12.6%	12.9%	12.1%
Utilities and other	11.4%	11.8%	11.3%
General and administrative expenses	5.1%	5.2%	4.8%
Depreciation and amortization	9.1%	9.1%	7.6%
Impairment of long-lived assets	5.2%	6.6%	0.6%
(Gain) loss on sale of assets and other	(0.1)%	0.5%	0.2%
Total cost of operations	93.2%	96.4%	87.2%
Operating income	6.8%	3.6%	12.8%

Average screen count (month end average)	4,558	4,703	4,860

Revenues per average screen (dollars)	$369,200	$370,469	$406,681

(1)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Comparison of Years Ended December 31, 2009 and December 31, 2008
     Revenues. Total revenues increased $234.2 million to $1,976.5 million for 2009 from $1,742.3 million for 2008, representing a 13.4% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
			%			%			%
	2009	2008	Change	2009	2008	Change	2009	2008	Change
Admissions revenues (1)	$1,025.9	$889.1	15.4%	$267.5	$237.9	12.4%	$1,293.4	$1,127.0	14.8%
Concession revenues (1)	$485.2	$426.5	13.8%	$117.7	$108.3	8.7%	$602.9	$534.8	12.7%
Other revenues (1)(2)	$43.6	$40.9	6.6%	$36.6	$39.6	(7.6)%	$80.2	$80.5	(0.4)%
Total revenues (1)(2)	$1,554.7	$1,356.5	14.6%	$421.8	$385.8	9.3%	$1,976.5	$1,742.3	13.4%
Attendance (1)	165.1	147.9	11.6%	71.6	63.4	12.9%	236.7	211.3	12.0%
Revenues per average screen (2)	$408,017	$368,313	10.8%	$401,828	$378,252	6.2%	$406,681	$370,469	9.8%

(1)	Amounts in millions.

(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 21 of our consolidated financial statements.
•	Consolidated. The increase in admissions revenues of $166.4 million was primarily attributable to a 12.0% increase in attendance and a 2.4% increase in average ticket price from $5.33 for 2008 to $5.46 for 2009. The increase in concession revenues of $68.1 million was primarily attributable to the 12.0% increase in attendance and a 0.8% increase in concession revenues per patron from $2.53 for 2008 to $2.55 for 2009. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases, and the increase in concession revenues per patron were primarily due to price increases.

•	U.S. The increase in admissions revenues of $136.8 million was primarily attributable to an 11.6% increase in attendance and a 3.3% increase in average ticket price from $6.01 for 2008 to $6.21 for 2009. The increase in concession revenues of $58.7 million was primarily attributable to the 11.6% increase in attendance and a 2.1% increase in concession revenues per patron from $2.88 for 2008 to $2.94 for 2009. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases, and the increase in concession revenues per patron was primarily due to price increases.

•	International. The increase in admissions revenues of $29.6 million was primarily attributable to a 12.9% increase in attendance, partially offset by a 0.3% decrease in average ticket price from $3.75 for 2008 to $3.74 for 2009. The increase in concession revenues of $9.4 million was primarily attributable to the 12.9% increase in attendance, partially offset by a 4.1% decrease in concession revenues per patron from $1.71 for 2008 to $1.64 for 2009. The decreases in average ticket price and concession revenues per patron were due to the unfavorable impact of exchange rates during most of the year in certain countries in which we operate. The 7.6% decrease in other revenues was primarily due to the unfavorable impact of exchange rates during most of the year in certain countries in which we operate.

     Cost of Operations. The table below summarizes certain of our theatre operating costs by reportable operating segment (in millions).

			International
	U.S.		Operating
	Operating Segment		Segment		Consolidated
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2009	2008	2009	2008	2009	2008
Film rentals and advertising	$572.3	$494.6	$135.9	$117.6	$708.2	$612.2
Concession supplies	61.9	58.5	30.0	28.1	91.9	86.6
Salaries and wages	168.8	149.5	34.6	31.5	203.4	181.0
Facility lease expense	178.8	166.8	60.0	58.8	238.8	225.6
Utilities and other	163.5	151.8	59.2	54.0	222.7	205.8
•	Consolidated. Film rentals and advertising costs were $708.2 million, or 54.8% of admissions revenues, for 2009 compared to $612.2 million, or 54.3% of admissions revenues, for 2008. The increase in film rentals and advertising costs of $96.0 million is primarily due to the $166.4 million increase in admissions revenues. The increase in the film rentals and advertising rate is primarily due to higher film rental rates associated with the increased number of blockbuster films released in 2009. Concession supplies expense was $91.9 million, or 15.2% of concession revenues, for 2009, compared to $86.6 million, or 16.2% of concession revenues, for 2008. The decrease in the concession supplies rate is primarily related to the benefit of our new U.S. beverage agreement that was effective at the beginning of 2009.
Salaries and wages increased to $203.4 million for 2009 from $181.0 million for 2008 primarily due to increased staffing levels to support the 12.0% increase in attendance, increased minimum wage rates and new theatre openings. Facility lease expense increased to $238.8 million for 2009 from $225.6 million for 2008 primarily due to new theatres and increased percentage rent related to the 13.4% increase in revenues. Utilities and other costs increased to $222.7 million for 2009 from $205.8 million for 2008 primarily due to increased variable costs related to the 12.0% increase in attendance, increased costs related to new theatres, increased repairs and maintenance expense and increased 3-D equipment rental fees.
•	U.S. Film rentals and advertising costs were $572.3 million, or 55.8% of admissions revenues, for 2009 compared to $494.6 million, or 55.6% of admissions revenues, for 2008. The increase in film rentals and advertising costs of $77.7 million is due primarily to the $136.8 million increase in admissions revenues. The increase in the film rentals and advertising rate is primarily due to higher film rental rates associated with the increased number of blockbuster films released in 2009. Concession supplies expense was $61.9 million, or 12.8% of concession revenues, for 2009, compared to $58.5 million, or 13.7% of concession revenues, for 2008. The decrease in the concession supplies rate is primarily related to the benefit of our new U.S. beverage agreement that was effective at the beginning of 2009.
Salaries and wages increased to $168.8 million for 2009 from $149.5 million for 2008 primarily due to increased staffing levels to support the 11.6% increase in attendance, increased minimum wage rates and new theatre openings. Facility lease expense increased to $178.8 million for 2009 from $166.8 million for 2008 primarily due to new theatres and increased percentage rent related to the 14.6% increase in revenues. Utilities and other costs increased to $163.5 million for 2009 from $151.8 million for 2008 primarily due to increased variable costs related to the 11.6% increase in attendance, increased costs related to new theatres, increased repairs and maintenance expense and increased 3-D equipment rental fees.
•	International. Film rentals and advertising costs were $135.9 million, or 50.8% of admissions revenues, for 2009 compared to $117.6 million, or 49.4% of admissions revenues, for 2008. The increase in the film rentals and advertising rate is primarily due to higher film rental rates associated with the increased number of blockbuster films released in 2009. Concession supplies expense was $30.0 million, or 25.5% of concession revenues, for 2009 compared to $28.1 million, or 25.9% of concession revenues, for 2008.
Salaries and wages increased to $34.6 million for 2009 from $31.5 million for 2008 primarily due to increased staffing levels to support the 12.9% increase in attendance, increases in wage rates and new theatre openings. Facility lease expense increased to $60.0 million for 2009 from $58.8 million for 2008 primarily due to new theatres and increased percentage rent related to the 9.3% increase in revenues. Utilities and other costs increased to $59.2 million for 2009 from $54.0 million for 2008 primarily due to increased variable costs related to the 12.9% increase in attendance, increased costs related to new theatres, increased repairs and maintenance expense and increased 3-D equipment rental fees.
     General and Administrative Expenses. General and administrative expenses increased to $94.8 million for 2009 from $89.6 million for 2008. The increase was primarily due to increased salaries and incentive compensation expense of $4.3 million and increased service charges of $1.7 million related to increased credit card activity.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable/ unfavorable leases, was $149.5 million for 2009 compared to $158.1 million for 2008. The decrease was primarily due to a reduction in the depreciable basis of certain of our U.S. assets in 2009 due to a significant amount of the equipment acquired in the Century Acquisition becoming fully depreciated in 2009, the impact on current depreciation from prior impairment charges and the impact of exchange rates in certain countries in which we operate.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $11.8 million for 2009 compared to $113.5 million for 2008. Impairment charges for 2009 consisted of $11.4 million of theatre properties and $0.3 million of intangible assets associated with theatre properties, impacting nineteen of our twenty-four reporting units, and $0.1 million related to an equity investment that was written down to estimated fair value. Impairment charges for 2008 consisted of $34.6 million of theatre properties, $78.6 million of goodwill associated with theatre properties, and $0.3 million of intangible assets associated with theatre properties, impacting twenty of our twenty-four reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. The goodwill impairment charges taken during the year ended December 31, 2008 were primarily a result of our determination that the multiple used to estimate the fair value of our reporting units should be reduced to reflect the dramatic decline in the market value of our stock price and the declines in our and our competitors’ market capitalizations that occurred during the fourth quarter of 2008. We reduced the multiple from eight times cash flows to six and a half times cash flows, which significantly reduced our estimated fair values. See Notes 9 and 10 to our consolidated financial statements.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $3.2 million during 2009 compared to $8.5 million during 2008. The loss recorded during 2009 was primarily related to the write-off of theatre equipment that was replaced. The loss recorded during 2008 was primarily related to the write-off of theatre equipment that was replaced, the write-off of prepaid rent for an international theatre, and damages to certain of our theatres in Texas related to Hurricane Ike.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $81.6 million for 2009 compared to $74.4 million for 2008. The increase was primarily due to the issuance of our 8 5/8% senior notes during June 2009. See Note 12 to our consolidated financial statements for further discussion of our long term debt. In addition, during the 2008 period, we recorded a gain of approximately $5.4 million as a component of interest expense related to the change in fair value of one of our interest rate swap agreements that was deemed not highly effective. See Note 13 to our consolidated financial statements for further discussion of our interest rate swap agreements.
     Interest Income. We recorded interest income of $4.7 million during 2009 compared to interest income of $11.1 million during 2008. The decrease in interest income was primarily due to lower interest rates earned on our cash investments.
     Distributions from NCM. We recorded distributions received from NCM of $20.8 million during 2009 and $18.8 million during 2008, which were in excess of the carrying value of our investment. See Note 5 to our consolidated financial statements.
     Income Taxes. Income tax expense of $62.8 million was recorded for 2009 compared to $35.6 million recorded for 2008. The effective tax rate for 2009 was 32.1%, which reflects the benefit of a capital loss. The effective tax rate of 227.6% for 2008 reflects the impact of our 2008 goodwill impairment charges, which are not deductible for income tax purposes. The effective tax rate in 2008 net of the impact from the goodwill impairment charges would have been approximately 37.8%. See Note 19 to our consolidated financial statements.

Comparison of Years Ended December 31, 2008 and December 31, 2007
     Revenues. Total revenues increased $59.5 million to $1,742.3 million for 2008 from $1,682.8 million for 2007, representing a 3.5% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

				International Operating
	U.S. Operating Segment			Segment			Consolidated
	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
			%			%			%
	2008	2007	Change	2008	2007	Change	2008	2007	Change
Admissions revenues (1)	$889.1	$879.1	1.1%	$237.9	$208.4	14.2%	$1,127.0	$1,087.5	3.6%
Concession revenues(1)	$426.5	$424.4	0.5%	$108.3	$92.1	17.6%	$534.8	$516.5	3.5%
Other revenues (1)(2)	$40.9	$45.6	(10.3%)	$39.6	$33.2	19.3%	$80.5	$78.8	2.2%
Total revenues (1)(2)	$1,356.5	$1,349.1	0.5%	$385.8	$333.7	15.6%	$1,742.3	$1,682.8	3.5%
Attendance (1)	147.9	151.7	(2.5%)	63.4	61.0	3.9%	211.3	212.7	(0.7%)
Revenues per average screen (2)	$368,313	$376,771	(2.2%)	$378,252	$341,451	10.8%	$370,469	$369,200	0.3%

(1)	Amounts in millions.

(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 21 of our consolidated financial statements.
•	Consolidated. The increase in admissions revenues of $39.5 million was attributable to a 4.3% increase in average ticket price from $5.11 for 2007 to $5.33 for 2008, partially offset by a 0.7% decline in attendance. The increase in concession revenues of $18.3 million was attributable to a 4.1% increase in concession revenues per patron from $2.43 for 2007 to $2.53 for 2008, partially offset by the decline in attendance. The increases in average ticket price and concession revenues per patron were due to price increases and favorable exchange rates during most of the year in certain countries in which we operate. The 2.2% increase in other revenues was primarily attributable to increased screen advertising and other ancillary revenues in certain of our international locations and the favorable impact of exchange rates during most of the year in certain countries in which we operate.
•	U.S. The increase in admissions revenues of $10.0 million was attributable to a 3.8% increase in average ticket price from $5.79 for 2007 to $6.01 for 2008, partially offset by a 2.5% decrease in attendance. The increase in concession revenues of $2.1 million was attributable to a 2.9% increase in concession revenues per patron from $2.80 for 2007 to $2.88 for 2008, partially offset by the decline in attendance. The increases in average ticket price and concession revenues per patron were due to price increases. The 10.3% decrease in other revenues was primarily attributable to reduced screen advertising revenues earned under the exhibitor services agreement with NCM. See Note 5 to the consolidated financial statements.
•	International. The increase in admissions revenues of $29.5 million was attributable to a 9.6% increase in average ticket price from $3.42 for 2007 to $3.75 for 2008 and a 3.9% increase in attendance. The increase in concession revenues of $16.2 million was attributable to a 13.2% increase in concession revenues per patron from $1.51 for 2007 to $1.71 for 2008 and the increase in attendance. The increases in average ticket price and concession revenues per patron were due to price increases and favorable exchange rates during most of the year in certain countries in which we operate. The 19.3% increase in other revenues was primarily due to increased screen advertising and other ancillary revenues and the favorable impact of exchange rates during most of the year in certain countries in which we operate.

     Cost of Operations. The table below summarizes certain of our theatre operating costs by reportable operating segment (in millions).

			International
	U.S. Operating		Operating
	Segment		Segment		Consolidated
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008	2007
Film rentals and advertising	$494.6	$485.2	$117.6	$104.5	$612.2	$589.7
Concession supplies	$58.5	$57.8	$28.1	$23.3	$86.6	$81.1
Salaries and wages	$149.5	$146.7	$31.5	$26.6	$181.0	$173.3
Facility lease expense	$166.8	$161.7	$58.8	$51.0	$225.6	$212.7
Utilities and other	$151.8	$149.0	$54.0	$42.3	$205.8	$191.3
•	Consolidated. Film rentals and advertising costs were $612.2 million, or 54.3% of admissions revenues, for 2008 compared to $589.7 million, or 54.2% of admissions revenues, for 2007. The increase in film rentals and advertising costs for 2008 of $22.5 million was primarily due to a $39.5 million increase in admissions revenues. Concession supplies expense was $86.6 million, or 16.2% of concession revenues, for 2008 compared to $81.1 million, or 15.7% of concession revenues, for 2007. The increase in concession supplies expense of $5.5 million was primarily due to an $18.3 million increase in concession revenues and an increase in the concession supplies rate. The increased rate was primarily due to the relative increase in concession revenues from our international operations and increases in product costs from some of our international concession suppliers.
Salaries and wages increased to $181.0 million for 2008 from $173.3 million for 2007, facility lease expense increased to $225.6 million for 2008 from $212.7 million for 2007 and utilities and other costs increased to $205.8 million for 2008 from $191.3 million for 2007, all of which increased primarily due to increased revenues, new theatre openings and the impact of exchange rates in certain countries in which we operate.
•	U.S. Film rentals and advertising costs were $494.6 million, or 55.6% of admissions revenues, for 2008 compared to $485.2 million, or 55.2% of admissions revenues, for 2007. The increase in film rentals and advertising costs for 2008 of $9.4 million was primarily due to the increase in admissions revenues and higher film rentals and advertising rates. Concession supplies expense was $58.5 million, or 13.7% of concession revenues, for 2008 compared to $57.8 million, or 13.6% of concession revenues, for 2007.
Salaries and wages increased to $149.5 million for 2008 from $146.7 million for 2007, facility lease expense increased to $166.8 million for 2008 from $161.7 million for 2007 and utilities and other costs increased to $151.8 million for 2008 from $149.0 million for 2007, all of which increased primarily due to new theatre openings.
•	International. Film rentals and advertising costs were $117.6 million, or 49.4% of admissions revenues, for 2008 compared to $104.5 million, or 50.1% of admissions revenues, for 2007. The increase in film rentals and advertising costs of $13.1 million was due to a $29.5 million increase in admissions revenues, partially offset by a decrease in our film rentals and advertising rate. Concession supplies expense was $28.1 million, or 25.9% of concession revenues, for 2008 compared to $23.3 million, or 25.3% of concession revenues, for 2007. The increase in concession supplies expense of $4.8 million was primarily due to the $16.2 million increase in concession revenues and the increased rate due to increases in product costs from some of our concession suppliers.
Salaries and wages increased to $31.5 million for 2008 from $26.6 million for 2007, facility lease expense increased to $58.8 million for 2008 from $51.0 million for 2007 and utilities and other costs increased to $54.0 million for 2008 from $42.3 million for 2007, all of which increased primarily due to increased revenues, new theatre openings and the impact of exchange rates in certain countries in which we operate.
     General and Administrative Expenses. General and administrative expenses increased to $89.6 million for 2008 from $78.7 million for 2007. The increase was primarily due to increased incentive compensation expense of $4.4 million, increased share based award compensation expense of $1.8 million, increased service charges of $1.7 million related to increased credit card activity, increased professional fees of $0.5 million, including audit fees related to Sarbanes-Oxley (“SOX”) compliance, and increased legal fees of $2.2 million.

     Termination of Profit Participation Agreement. Upon consummation of Cinemark Holdings, Inc.’s initial public offering on April 24, 2007, we exercised our option to terminate the amended and restated profit participation agreement with our CEO Alan Stock and purchased Mr. Stock’s profit interest in two theatres during May 2007 for $6.9 million pursuant to the terms of the amended and restated profit participation agreement. In addition, we incurred $0.1 million of payroll taxes related to the termination. See Note 22 to our consolidated financial statements.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable leases, was $158.1 million for 2008 compared to $151.7 million for 2007 primarily due to new theatre openings.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $113.5 million for 2008 compared to $86.6 million for 2007. Impairment charges for 2008 consisted of $34.6 million of theatre properties, $78.6 million of goodwill associated with theatre properties, and $0.3 million of intangible assets associated with theatre properties, impacting twenty of our twenty-four reporting units. Impairment charges for 2007 consisted of $14.2 million of theatre properties, $67.7 million of goodwill associated with theatre properties, and $4.7 million of intangible assets associated with theatre properties, impacting twenty of our twenty-four reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. The goodwill impairment charges taken during the year ended December 31, 2008 were primarily a result of our determination that the multiple used to estimate the fair value of our reporting units should be reduced to reflect the dramatic decline in the market value of our stock price and the declines in our and our competitors’ market capitalizations that occurred during the fourth quarter of 2008. We reduced the multiple from eight times cash flows to six and a half times cash flows, which significantly reduced our estimated fair values. The goodwill impairment charges taken during the year ended December 31, 2007 were primarily a result of the modification of the Company’s Exhibitor Services Agreement with NCM, which significantly reduced the contractual amounts paid to the Company (see Note 5 to our consolidated financial statements). See Notes 9 and 10 to our audited consolidated financial statements.
     (Gain) Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $8.5 million during 2008 compared to a gain on sale of assets and other of $3.0 million during 2007. The loss recorded during 2008 was primarily related to the write-off of theatre equipment that was replaced, the write-off of prepaid rent for an international theatre, and damages to certain of our theatres in Texas related to Hurricane Ike. The gain recorded during 2007 primarily related to the sale of real property associated with one theatre in the U.S.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, was $74.4 million for 2008 compared to $102.8 million for 2007. The decrease was primarily due to the repurchase of substantially all of our outstanding 9% senior subordinated notes that occurred during March and April 2007 and a reduction in the variable interest rates on a portion of our long-term debt. See Note 12 to our consolidated financial statements for further discussion of our long term debt. In addition, during the 2008 period, we recorded a gain of approximately $5.4 million as a component of interest expense related to the change in fair value of one of our interest rate swap agreements that was deemed not highly effective. See Note 13 to our consolidated financial statements for further discussion of our interest rate swap agreements.
     Gain on NCM Transaction. During 2007, we recorded a gain of $210.8 million on the sale of a portion of our equity investment in NCM in conjunction with the initial public offering of NCM, Inc. common stock. Our ownership interest in NCM was reduced from approximately 25% to approximately 14% as part of this sale of stock in the offering. See Note 5 to our consolidated financial statements.
     Gain on Fandango Transaction. During 2007, we recorded a gain of $9.2 million as a result of the sale of our investment in stock of Fandango, Inc. See Note 7 to our consolidated financial statements.
     Loss on Early Retirement of Debt. During 2007, we recorded a loss on early retirement of debt of $8.0 million as a result of the repurchase of $332.1 million aggregate principal amount of our 9% senior subordinated notes and the related write-off of unamortized debt issue costs and the payment of premiums, fees and expenses. See Note 12 to our consolidated financial statements.
Distributions from NCM. We recorded distributions received from NCM of $18.8 million during 2008 and $11.5 million during 2007, which were in excess of the carrying value of our investment. See Note 5 to our consolidated financial statements.

     Income Taxes. Income tax expense of $35.6 million was recorded for 2008 compared to $127.6 million recorded for 2007. The effective tax rate of 227.6% for 2008 reflects the impact of our 2008 goodwill impairment charges, which are not deductible for income tax purposes. The effective tax rate in 2008 net of the impact from the goodwill impairment charges would have been approximately 37.8%. The effective tax rate of 52.3% for 2007 reflects the impact of our 2007 goodwill impairment charges, which are not deductible for income tax purposes. The effective tax rate in 2007 net of the impact from the goodwill impairment charges would have been approximately 42.0%. See Note 19 to our consolidated financial statements.
Liquidity and Capital Resources
Operating Activities
     We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, a majority of our theatres provide the patron a choice of using a credit card, in place of cash, which we convert to cash over a range from one to six days. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities amounted to $344.7 million, $219.8 million and $366.7 million for the years ended December 31, 2007, 2008 and 2009, respectively.
Investing Activities
     Our investing activities have been principally related to the development and acquisition of additional theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash provided by (used for) investing activities amounted to $93.2 million, $(94.9) million and $(183.1) million for the years ended December 31, 2007, 2008 and 2009, respectively. For the year ended December 31, 2007, $214.8 million of the cash provided by investing activities related to the proceeds received from NCM for the sale of a portion of our equity investment in NCM in conjunction with NCM Inc.’s initial public offering. See Note 5 to our consolidated financial statements for further discussion of the NCM Transaction. For the year ended December 31, 2009, the increase in cash used for investing activities is primarily due to the acquisition of four theatres in the U.S. for approximately $49.0 million (see Note 4 to the consolidated financial statements), the acquisition of one theatre in Brazil for approximately $9.1 million and increased capital expenditures.
     Capital expenditures for the years ended December 31, 2007, 2008 and 2009 were as follows (in millions):

	New	Existing
Period	Theatres	Theatres	Total
Year Ended December 31, 2007	$113.3	$33.0	$146.3
Year Ended December 31, 2008	$69.9	$36.2	$106.1
Year Ended December 31, 2009	$36.5	$88.3	$124.8
     We continue to expand our U.S. theatre circuit. We acquired four theatres with 82 screens, built four theatres with 54 screens, and closed seven theatres with 48 screens during the year ended December 31, 2009. At December 31, 2009, we had signed commitments to open two new theatres with 24 screens in domestic markets during 2010 and open four new theatres with 60 screens subsequent to 2010. We estimate the remaining capital expenditures for the development of these 84 domestic screens will be approximately $34 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We also continue to expand our international theatre circuit. We acquired one theatre with 15 screens, built five new theatres with 29 screens and closed three theatres and 19 screens during the year ended December 31, 2009. At December 31, 2009, we had signed commitments to open seven new theatre with 53 screens in international markets during 2010. We estimate the remaining capital expenditures for the development of these 53 international screens will be approximately $24 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our senior secured credit facility, from debt issuances, proceeds from sale leaseback transactions and/or sales of excess real estate.

Financing Activities
     Cash used for financing activities was $357.0 million, $29.3 million and $75.5 million during the years ended December 31, 2007, 2008 and 2009, respectively. For the year ended December 31, 2007, cash used for financing activities primarily consisted of the repurchase of $332.1 million aggregate principal amount of Cinemark USA, Inc.’s 9% senior subordinated notes. For the year ended December 31, 2009, cash used for financing activities includes dividends paid to our parent company of $510.6 million, partially offset by the net proceeds of $458.5 million from the issuance of Cinemark USA, Inc.’s $470 million 8 5/8% senior notes. The dividends paid to our parent primarily funded the repurchase of approximately $419.4 million aggregate principal amount at maturity of Cinemark, Inc.’s 9 3/4% senior discount notes.
     We may from time to time, subject to compliance with our debt instruments, purchase on the open market our debt securities depending upon the availability and prices of such securities. Long-term debt consisted of the following as of December 31, 2008 and 2009:

	December 31, 2008	December 31, 2009

Cinemark USA, Inc. term loan	$1,094.8	$1,083.6
Cinemark USA, Inc. 8 5/8 % senior notes due 2019 (1)	—	458.9
Cinemark USA, Inc. 9% senior subordinated notes due 2013	0.2	0.2
Other long-term debt	2.2	1.0

Total long-term debt	1,097.2	1,543.7
Less current portion	12.5	12.2

Long-term debt, less current portion	$1,084.7	$1,531.5

(1)	Includes the $470.0 million aggregate principal amount of the 8.625% senior notes before the original issue discount, which was $11.1 million as of December 31, 2009.
     As of December 31, 2009, we had borrowings of $1,083.6 million outstanding on the term loan under our senior secured credit facility, $458.9 million accreted principal amount outstanding under our 8.625% senior notes and approximately $0.2 million aggregate principal amount outstanding under the 9% senior subordinated notes, respectively. We had $150.0 million in available borrowing capacity under our revolving credit facility.
     As of December 31, 2009, our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating and capital leases, scheduled interest payments under capital leases and other obligations for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	4 - 5 Years	5 Years

Long-term debt (1)	$1,554.8	$12.2	$282.8	$789.8	$470.0
Scheduled interest payments on long-term debt(2)	497.5	74.1	144.9	97.8	180.7
Operating lease obligations	1,865.6	192.6	375.5	358.2	939.3
Capital lease obligations	140.4	7.3	15.1	19.3	98.7
Scheduled interest payments on capital leases	108.0	14.0	25.8	22.3	45.9
Employment agreements	11.1	3.7	7.4	—	—
Purchase commitments(3)	63.0	32.9	29.5	0.5	0.1
Current liability for uncertain tax positions(4)	13.2	13.2	—	—	—

Total obligations	$4,253.6	$350.0	$881.0	$1,287.9	$1,734.7

(1)	Includes the 8.625% senior notes in the aggregate principal amount of $470.0 million excluding the discount of $11.1 million.

(2)	Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates in effect on December 31, 2009. The average interest rates on our fixed rate and variable rate debt were 7.6% and 2.0%, respectively, as of December 31, 2009.

(3)	Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of December 31, 2009.

(4)	The contractual obligations table excludes the long-term portion of our liability for uncertain tax positions of $18.4 million because we cannot make a reliable estimate of the timing of the related cash payments.
     Senior Secured Credit Facility
     On October 5, 2006, in connection with the Century Acquisition, Cinemark USA, Inc., entered into a senior secured credit facility. The senior secured credit facility provides for a seven year term loan of $1.12 billion and a $150 million revolving credit line that matures in six years unless Cinemark USA, Inc.’s 9% senior subordinated notes have not been refinanced by August 1, 2012 with indebtedness that matures no earlier than seven and one-half years after the closing date of the senior secured credit facility, in which case the maturity date of the revolving credit line becomes August 1, 2012. The revolving credit line is used for general corporate purposes.
     At December 31, 2009, there was $1,083.6 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $150.0 million in available borrowing capacity under its revolving credit facility. The average interest rate on outstanding term loan borrowings under the senior secured credit facility at December 31, 2009 was 3.1% per annum.
     Under the term loan, principal payments of $2.8 million are due each calendar quarter through September 30, 2012 and increase to $263.2 million each calendar quarter from December 31, 2012 to maturity at October 5, 2013. Prior to the amendment to the senior secured credit facility discussed below, the term loan accrued interest, at Cinemark USA, Inc.’s option, at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.75% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.75% to 2.00% per annum, in each case as adjusted pursuant to Cinemark USA, Inc.’s corporate credit rating. Borrowings under the revolving credit line bear interest, at Cinemark USA, Inc.’s option, at: (A) a base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 2.00% per annum, in each case as adjusted pursuant to Cinemark USA, Inc.’s consolidated net senior secured leverage ratio as defined in the credit agreement. Cinemark USA, Inc. is required to pay a commitment fee calculated at the rate of 0.50% per annum on the average daily unused portion of the new revolving credit line, payable quarterly in arrears, which decreases to 0.375% per annum for any fiscal quarter in which Cinemark USA, Inc.’s consolidated net senior secured leverage ratio on the last day of such fiscal quarter is less than 2.25 to 1.0.
     On March 14, 2007, Cinemark USA, Inc. amended its senior secured credit facility to, among other things, modify the interest rate on the term loans under the senior secured credit facility, modify certain prepayment terms and covenants, and facilitate the tender offer for the 9% senior subordinated notes. The term loan now accrues interest, at Cinemark USA, Inc.’s option, at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British

Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 0.75% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 1.75%, per annum. In each case, the margin is a function of the corporate credit rating applicable to the borrower. The interest rate on the revolving credit line was not amended. Additionally, the amendment removed any obligation to prepay amounts outstanding under the senior secured credit facility in an amount equal to the amount of the net cash proceeds received from the NCM Transaction or from excess cash flows, and imposed a 1% prepayment premium for one year on certain prepayments of the term loans.
     Cinemark USA, Inc.’s obligations under the senior secured credit facility are guaranteed by Cinemark Holdings, Inc., and certain of Cinemark USA, Inc.’s domestic subsidiaries and are secured by mortgages on certain fee and leasehold properties and security interests in substantially all of Cinemark USA, Inc.’s and the guarantors’ personal property, including, without limitation, pledges of all of Cinemark USA, Inc.’s capital stock, all of the capital stock of certain of Cinemark USA, Inc.’s domestic subsidiaries and 65% of the voting stock of certain of its foreign subsidiaries.
     The senior secured credit facility contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on Cinemark USA, Inc.’s ability, and in certain instances, its subsidiaries’ and Cinemark Holdings, Inc.’s ability, to consolidate or merge or liquidate; wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends and repurchase stock; and make capital expenditures and investments. The senior secured credit facility also requires Cinemark USA, Inc. to satisfy a consolidated net senior secured leverage ratio covenant as determined in accordance with the senior secured credit facility.
     The dividend restriction contained in the senior secured credit facility prevents us and any of our subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) we are not in default, and the distribution would not cause us to be in default, under the senior secured credit facility; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since October 5, 2006, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since October 5, 2006, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the senior secured credit facility, since October 1, 2006, (c) $150 million and (d) certain other amounts specified in the senior secured credit facility, subject to certain adjustments specified in the senior secured credit facility. The dividend restriction is subject to certain exceptions specified in the senior secured credit facility.
     The senior secured credit facility also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, certain types of change of control, material money judgments and failure to maintain subsidiary guarantees. If an event of default occurs, all commitments under the senior secured credit facility may be terminated and all obligations under the senior secured credit facility could be accelerated by the lenders, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable.
     See discussion of interest rate swap agreements under Quantitative and Qualitative Disclosures About Market Risk.
     8 5/8% Senior Notes
     On June 29, 2009, Cinemark USA, Inc. issued $470.0 million aggregate principal amount of 8.625% senior notes due 2019 with an original issue discount of approximately $11.5 million, resulting in proceeds of approximately $458.5 million. The proceeds were primarily used to fund the repurchase of Cinemark, Inc.’s 9 3/4% senior discount notes. Interest is payable on June 15 and December 15 of each year beginning on December 15, 2009. The senior notes mature on June 15, 2019.
     The senior notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of our subsidiaries that guarantee, assume or become liable with respect to any of our or our guarantor’s debt. The senior notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of our and our guarantor’s existing and future senior unsecured debt and senior in right of payment to all of our and our guarantor’s existing and future subordinated debt. The senior notes and the guarantees are effectively subordinated to all of our and our guarantor’s existing and future secured debt to the extent of the value of the assets securing such debt, including all borrowings under our senior secured credit facility. The senior notes and the guarantees are structurally subordinated to all existing and future debt and other liabilities of our subsidiaries that do not guarantee the senior notes.

     The indenture to the senior notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) consummate specified asset sales, (2) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (3) incur additional indebtedness and issue preferred stock, (4) enter into transactions with affiliates, (5) enter new lines of business, (6) merge or consolidate with, or sell all or substantially all of its assets to another person and (7) create liens. Upon a change of control of Cinemark Holdings, Inc., or Cinemark USA, Inc., Cinemark USA, Inc. would be required to make an offer to repurchase the senior notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest through the date of repurchase. Certain asset dispositions are considered triggering events that may require Cinemark USA, Inc. to use the proceeds from those asset dispositions to make an offer to purchase the notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase if such proceeds are not otherwise used within 365 days as described in the indenture. The indenture governing the senior notes allows Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2009 was 5.4 to 1.
     Prior to June 15, 2014, Cinemark USA, Inc. may redeem all or any part of the senior notes at its option at 100% of the principal amount plus a make-whole premium. After June 15, 2014, Cinemark USA, Inc. may redeem the senior notes in whole or in part at redemption prices described in the senior notes. In addition, Cinemark USA, Inc. may redeem up to 35% of the aggregate principal amount of the senior notes from the net proceeds of certain equity offerings at the redemption price set forth in the senior notes.
     We filed a registration statement with the Securities and Exchange Commission (or the Commission) on September 24, 2009 pursuant to which we offered to exchange the senior notes for substantially similar registered senior notes. The registration statement became effective on December 17, 2009. The exchanged registered senior notes do not have transfer restrictions.
     9% Senior Subordinated Notes
     On February 11, 2003, Cinemark USA, Inc. issued $150 million aggregate principal amount of 9% senior subordinated notes due 2013 and on May 7, 2003, Cinemark USA, Inc. issued an additional $210 million aggregate principal amount of 9% senior subordinated notes due 2013, collectively referred to as the 9% senior subordinated notes. Interest is payable on February 1 and August 1 of each year.
     Prior to 2007, Cinemark USA, Inc. repurchased approximately $27.8 million aggregate principal amount of its 9% senior subordinated notes. The transaction was funded with available cash from its operations.
     On March 6, 2007, Cinemark USA, Inc. commenced an offer to purchase for cash any and all of its then outstanding $332.2 million aggregate principal amount of 9% senior subordinated notes. In connection with the tender offer, Cinemark USA, Inc. solicited consents for certain proposed amendments to the indenture under which such notes were issued to remove substantially all restrictive covenants and certain events of default provisions. On March 20, 2007, the early settlement date, Cinemark USA, Inc. repurchased $332.0 million aggregate principal amount of 9% senior subordinated notes and executed a supplemental indenture implementing the proposed amendments. Cinemark USA, Inc. used the proceeds from the NCM Transaction and cash on hand to purchase the 9% senior subordinated notes tendered pursuant to the tender offer and consent solicitation. On April 3, 2007, Cinemark USA, Inc. repurchased an additional $0.1 million aggregate principal amount of the 9% senior subordinated notes tendered after the early settlement date.
     As of December 31, 2009, Cinemark USA, Inc. had outstanding approximately $0.2 million aggregate principal amount of 9% senior subordinated notes. Cinemark USA, Inc. may redeem the remaining 9% senior subordinated notes at its option at any time.
Covenant Compliance
     The indenture to the senior notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) consummate specified asset sales, (2) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (3) incur additional indebtedness and issue preferred stock, (4) enter into transactions with affiliates, (5) enter new lines of business, (6) merge or consolidate with, or sell all or substantially all of its assets to another person and (7) create liens. Upon a change of control of Cinemark Holdings, Inc. or Cinemark USA, Inc., Cinemark USA, Inc. would be required to make an offer to repurchase the senior notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest through the date of repurchase. Certain asset dispositions are considered triggering events that may require Cinemark USA, Inc. to use the proceeds from those asset dispositions to make an offer to purchase the notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase if such proceeds are not otherwise used within 365 days as described in the indenture. The indenture governing the senior notes allows Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2009 was 5.4 to 1.
     As of December 31, 2009, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt.
Ratings
     We are rated by nationally recognized rating agencies. The significance of individual ratings varies from agency to agency. However, companies’ assigned ratings at the top end of the range have, in the opinion of certain rating agencies, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capability. Ratings are always subject to change and there can be no assurance that our current ratings will continue for any given period of time. A downgrade of our debt ratings, depending on the extent, could increase the cost to borrow funds. Below are our latest ratings per category, which were current as of February 28, 2010.

Category	Moody’s	Standard and Poor’s
Cinemark USA, Inc. 8.625% Senior Notes	B3	B-
Cinemark USA, Inc. Senior Secured Credit Facility	Ba3	B
New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (FASB Accounting Standards Codification (“ASC”) Topic 820), “Fair Value Measurements.” Among other requirements, this statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 (FASB ASC Topic 820) was effective for us beginning January 1, 2008 (January 1, 2009 for nonfinancial assets and liabilities). Adoption of this statement did not have a significant impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R) (FASB ASC Topic 805), “Business Combinations”. This statement requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method); expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in income, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred rather than capitalized as part of the cost of the acquisition. Adoption of SFAS No. 141(R) (FASB ASC Topic 805) is required for business combinations that occur after December 15, 2008. Early adoption and retroactive application of SFAS No. 141(R) (FASB ASC Topic 805) to fiscal years preceding the effective date is not permitted. Adoption of this statement did not have a significant impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160 (FASB ASC Topic 810), “Noncontrolling Interest in Consolidated Financial Statements”. This statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will no longer be shown as a expense item for all periods presented, but will be included in consolidated net income on the face of the income statement. SFAS No. 160 (FASB ASC Topic 810) requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and the noncontrolling interest. SFAS No. 160 (FASB ASC Topic 810) clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 (FASB ASC Topic 810) also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 (FASB ASC Topic 810) was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Upon adoption of this statement, we have recognized our noncontrolling interests as equity in the consolidated balance sheets, have reflected net income (loss) attributable to noncontrolling interests in consolidated net income (loss) in the statements of operations and have provided a summary of changes in equity and a summary of comprehensive income (loss) attributable to Cinemark Holdings, Inc., our noncontrolling interests and in total in the statement of stockholder’s equity and comprehensive income (loss) for all periods presented.
     In March 2008, the FASB issued SFAS No. 161 (FASB ASC Topic 815) “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133”. This statement intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about their impact on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 (FASB ASC Topic 815) requires disclosures regarding the objectives for using derivative instruments, the fair values of derivative instruments and their related gains and losses, and the accounting for derivatives and related hedged items. SFAS No. 161 (FASB ASC Topic 815) was effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The adoption of SFAS No. 161 (FASB ASC Topic 815) did not impact our consolidated financial statements, and did not have a significant impact on our disclosures.
     In May 2009, the FASB issued SFAS No. 165 (FASB ASC Topic 855), “Subsequent Events”. SFAS No. 165 (FASB ASC Topic 855) should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS No. 165 (FASB ASC Topic 855) introduces the concept of financial statements that are available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles and all approvals necessary for issuance have been obtained. SFAS No. 165 (FASB ASC Topic 855) was effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 (FASB ASC Topic 855) did not have a significant impact on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168 (FASB ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, which authorizes the Codification as the sole source for authoritative generally accepted accounting principles in the U.S. (“U.S. GAAP”). SFAS No. 168 (FASB ASC Topic 105) was effective for financial statements issued for reporting periods that ended after September 15, 2009. SFAS No. 168 (FASB ASC Topic 105) supersedes all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 (FASB ASC Topic 105) replaced SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. The adoption of SFAS No. 168 (FASB ASC Topic 105) did not have a significant impact on our consolidated financial statements.
Seasonality
     Our revenues have historically been seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, the most successful motion pictures have been released during the summer, extending from May to mid-August, and during the holiday season, extending from early November through year-end. The unexpected emergence of a hit film during other periods can alter this seasonality trend. The timing of such film releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or for the same period in the following year.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.
Interest Rate Risk
     We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt facilities. At December 31, 2009, there was an aggregate of approximately $784.6 million of variable rate debt outstanding under these facilities, which excludes $300.0 million of Cinemark USA, Inc.’s term loan that is hedged with the Company’s interest rate swap agreements as discussed below. Based on the interest rates in effect on the variable rate debt outstanding at December 31, 2009, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $7.8 million.
     During 2007 and 2008, we entered into three interest rate swap agreements. The interest rate swap agreements qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on our consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive income (loss) and the ineffective portion reported in earnings.
     In March 2007, we entered into two interest rate swap agreements with effective dates of August 13, 2007 and terms of five years each. The interest rate swaps were designated to hedge approximately $500.0 million of our variable rate debt obligations under our senior secured credit facility. Under the terms of the interest rate swap agreements, we pay fixed rates of 4.918% and 4.922% on $375.0 million and $125.0 million, respectively, of variable rate debt and receive interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the three-month period following the reset date. No premium or discount was incurred upon us entering into the interest rate swaps because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were consummated.
     On September 14, 2008, the counterparty to our $375.0 million interest rate swap agreement filed for bankruptcy protection. As a result, we determined that on September 15, 2008, when the counterparty’s credit rating was downgraded, the interest rate swap was no longer highly effective. On October 1, 2008, we terminated this interest rate swap.
     During October 2008, we entered into one interest rate swap agreement with an effective date of November 14, 2008 and a term of four years. The interest rate swap was designated to hedge approximately $100.0 million of our variable rate debt obligations under our senior secured credit facility for three years and $75.0 million of our variable rate debt obligations under our senior secured credit facility for four years. Under the terms of the interest rate swap agreement, we pay a fixed rate of 3.63% on $175.0 million of variable rate debt and receive interest at a variable rate based on the 1-month LIBOR. The 1-month LIBOR rate on each reset date determines the variable portion of the interest rate swap for the one-month period following the reset date. No premium or discount was incurred by us upon entering into the interest rate swap because the pay and receive rates on the interest rate swap represented prevailing rates for the counterparty at the time the interest rate swap was consummated.
     The table below provides information about our fixed rate and variable rate long-term debt agreements as of December 31, 2009:

	Expected Maturity for the Twelve-Month Periods Ending December 31,								Average
	(in millions)								Interest
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value	Rate
Fixed rate (1)	$—	$—	$—	$300.2	$—	$470.0	$770.2	$772.4	7.6%
Variable rate	12.2	11.2	271.6	489.6	—	$—	784.6	741.4	2.0%

Total debt	$12.2	$11.2	$271.6	$789.8	$—	$470.0	$1,554.8	$1,513.8

(1)	Includes $300.0 million of the Cinemark USA, Inc. term loan, which represents the debt hedged with our interest rate swap agreements.
Foreign Currency Exchange Rate Risk
     We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. A majority of the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Generally accepted accounting principles in the U.S. (“U.S. GAAP”) require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments.

Based upon our equity ownership in our international subsidiaries as of December 31, 2009, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed, would decrease the aggregate net book value of our investments in our international subsidiaries by approximately $39 million and would decrease the aggregate net income of our international subsidiaries for the years ended December 31, 2008 and 2009 by approximately $3 million and $4 million, respectively.
Item 8. Financial Statements and Supplementary Data
     The financial statements and supplementary data are listed on the Index on page F-1 of this Form 10-K. Such financial statements and supplementary data are included herein beginning on page F-3.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.

Item 9A. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     As of December 31, 2009, we carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
     Management’s Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. The Company’s internal control framework and processes are designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements in accordance with the accounting principles generally accepted in the United States of America. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. As a result of this assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.
     Certifications of our CEO and our CFO, which are required in accordance with Rule 13a-14 of the Exchange Act, are attached as exhibits to this Annual Report. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
     The Company’s independent auditors, Deloitte & Touche LLP, with direct access to the Company’s board of directors through its Audit Committee, have audited the consolidated financial statements prepared by the Company. Their report on the consolidated financial statements is included in Part II, Item 8. Financial Statements and Supplementary Data. Deloitte & Touche LLP has issued an attestation report on the Company’s internal control over financial reporting. Deloitte & Touche LLP’s report on the Company’s internal control over financial reporting is included herein.
     Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Limitations on Controls
     Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Attestation Report of Deloitte & Touche, LLP
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Cinemark USA, Inc.
Plano, Texas
     We have audited the internal control over financial reporting of Cinemark USA, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 10, 2010 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Dallas, Texas
March 10, 2010

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Incorporated by reference to Cinemark Holdings, Inc.’s Proxy Statement for its Annual Stockholders Meeting (under the headings “Election of Directors”, “Corporate Governance” and “Executive Officers”) to be held on May 13, 2010 and to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.
Item 11. Executive Compensation
     Incorporated by reference to Cinemark Holdings, Inc.’s Proxy Statement for its Annual Stockholders Meeting (under the heading “Executive Compensation”) to be held on May 13, 2010 and to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Incorporated by reference to Cinemark Holdings, Inc.’s Proxy Statement for its Annual Stockholders Meeting (under the headings “Security Ownership of Certain Beneficial Owners and Management”) to be held on May 13, 2010 and to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Incorporated by reference to Cinemark Holdings, Inc.’s Proxy Statement for its Annual Stockholders Meeting (under the heading “Certain Relationships and Related Transactions”) to be held on May 13, 2010 and to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.
Item 14. Principal Accounting Fees and Services
     Incorporated by reference to Cinemark Holdings, Inc.’s Proxy Statement for its Annual Stockholders Meeting (under the heading “Board Committees — Fees Paid to Independent Registered Public Accounting Firm”) to be held on May 13, 2010 and to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents Filed as Part of this Report
1.	The financial statement schedules and related data listed in the accompanying Index beginning on page F-1 are filed as a part of this report.

2.	The exhibits listed in the accompanying Index beginning on page E-1 are filed as a part of this report.
(b) Exhibits
     See the accompanying Index beginning on page E-1.
(c) Financial Statement Schedules
     All schedules not identified above have been omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes contained in this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 10, 2010	CINEMARK USA, INC.
	BY:	/s/ Alan W. Stock
Alan W. Stock
Chief Executive Officer

	BY:	/s/ Robert Copple
Robert Copple
Chief Financial Officer and Principal Accounting Officer

POWER OF ATTORNEY
     Each person whose signature appears below hereby severally constitutes and appoints Alan W. Stock and Robert Copple his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with accompanying exhibits and other related documents, with the Securities and Exchange Commission, and ratify and confirm all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue of said appointment.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lee Roy Mitchell Lee Roy Mitchell	Chairman of the Board of Directors and Director	March 10, 2010

/s/ Alan W. Stock Alan W. Stock	Chief Executive Officer (principal executive officer) and Director	March 10, 2010

/s/ Timothy Warner Timothy Warner	President; Chief Operating Officer; Director	March 10, 2010

/s/ Robert Copple Robert Copple	Executive Vice President; Treasurer; Chief Financial Officer (principal financial and accounting officer); Assistant Secretary and Director	March 10, 2010

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
     No annual report or proxy material has been sent to our stockholders. An annual report and proxy material may be sent to our stockholders subsequent to the filing of this Form 10-K. We shall furnish to the Securities and Exchange Commission copies of any annual report or proxy material that is sent to our stockholders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Cinemark USA, Inc.
Plano, Texas
     We have audited the accompanying consolidated balance sheets of Cinemark USA, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2009, and the related consolidated statements of operations, stockholder’s equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cinemark USA, Inc. and subsidiaries as of December 31, 2008 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Dallas, Texas
March 10, 2010

CINEMARK USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2008	2009
Assets
Current assets
Cash and cash equivalents	$313,238	$437,737
Inventories	8,024	9,854
Accounts receivable	24,623	32,793
Income tax receivable	5,525	13,025
Deferred tax asset	2,799	3,321
Prepaid expenses and other	9,319	10,051
Accounts receivable from parent	—	7,656

Total current assets	363,528	514,437

Theatre properties and equipment
Land	96,718	94,879
Buildings	396,028	394,654
Property under capital lease	184,248	204,881
Theatre furniture and equipment	546,466	639,538
Leasehold interests and improvements	541,140	602,583

Total	1,764,600	1,936,535
Less accumulated depreciation and amortization	556,317	716,947

Theatre properties and equipment, net	1,208,283	1,219,588

Other assets
Goodwill	1,039,818	1,116,302
Intangible assets — net	341,768	342,998
Investment in NCM	19,141	34,232
Investments in and advances to affiliates	4,284	3,529
Deferred charges and other assets — net	42,016	52,502

Total other assets	1,447,027	1,549,563

Total assets	$3,018,838	$3,283,588

Liabilities and stockholder’s equity

Current liabilities
Current portion of long-term debt	$12,450	$12,227
Current portion of capital lease obligations	5,532	7,340
Current liability for uncertain tax positions	10,775	13,229
Accounts payable	54,596	53,709
Accrued film rentals	43,750	69,216
Accrued interest	4,343	6,411
Accrued payroll	23,995	29,928
Accrued property taxes	23,486	22,913
Accrued other current liabilities	52,126	65,761
Accounts payable to parent	32,724	—

Total current liabilities	263,777	280,734

Long-term liabilities
Long-term debt, less current portion	1,084,694	1,531,478
Capital lease obligations, less current portion	118,180	133,028
Deferred income taxes	135,667	124,823
Liability for uncertain tax positions	6,748	18,432
Deferred lease expenses	23,371	27,698
Deferred revenue — NCM	189,847	203,006
Other long-term liabilities	40,663	42,248

Total long-term liabilities	1,599,170	2,080,713

Commitments and contingencies (see Note 20)

Stockholder’s equity
Cinemark USA, Inc.’s stockholder’s equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49,543	49,543
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Additional paid-in-capital	1,070,468	1,151,166
Retained earnings (deficit)	119,489	(261,672)
Accumulated other comprehensive loss	(72,347)	(7,459)

Total Cinemark USA, Inc.’s stockholder’s equity	1,142,920	907,345
Noncontrolling interests	12,971	14,796

Total stockholder’s equity	1,155,891	922,141

Total liabilities and stockholder’s equity	$3,018,838	$3,283,588

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands, except per share data)

	Year Ended December 31,
	2007	2008	2009
Revenues
Admissions	$1,087,480	$1,126,977	$1,293,378
Concession	516,509	534,836	602,880
Other	78,852	80,474	80,242

Total revenues	1,682,841	1,742,287	1,976,500

Cost of operations
Film rentals and advertising	589,717	612,248	708,160
Concession supplies	81,074	86,618	91,918
Salaries and wages	173,290	180,950	203,437
Facility lease expense	212,730	225,595	238,779
Utilities and other	191,279	205,814	222,660
General and administrative expenses	78,664	89,583	94,818
Termination of profit participation agreement	6,952	—	—
Depreciation and amortization	148,781	155,326	148,264
Amortization of favorable/unfavorable leases	2,935	2,708	1,251
Impairment of long-lived assets	86,558	113,532	11,858
(Gain) loss on sale of assets and other	(2,953)	8,488	3,202

Total cost of operations	1,569,027	1,680,862	1,724,347

Operating income	113,814	61,425	252,153

Other income (expense)
Interest expense	(102,760)	(74,406)	(81,609)
Interest income	11,256	11,123	4,746
Gain on NCM transaction	210,773	—	—
Gain on Fandango transaction	9,205	—	—
Foreign currency exchange gain	438	986	635
Loss on early retirement of debt	(7,952)	—	—
Distributions from NCM	11,499	18,838	20,822
Dividend income	50	49	51
Equity in loss of affiliates	(2,462)	(2,373)	(907)

Total other income (expense)	130,047	(45,783)	(56,262)

Income before income taxes	243,861	15,642	195,891
Income taxes	127,641	35,596	62,804

Net income (loss)	116,220	(19,954)	133,087
Less: Net income attributable to noncontrolling interests	792	3,895	3,648

Net income (loss) attributable to Cinemark USA, Inc.	$115,428	$(23,849)	$129,439

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands)
									Total
	Class A		Class B					Accumulated	Cinemark			Comprehensive Income (Loss)
	Common Stock		Common Stock		Additional	Retained		Other	USA, Inc.		Total	Attributable to:
	Shares		Shares		Paid-in	Earnings	Treasury	Comprehensive	Stockholder’s	Noncontrolling	Stockholder’s	Cinemark	Noncontrolling
	Issued	Amount	Issued	Amount	Capital	(Deficit)	Stock	Income (Loss)	Equity	Interest	Equity	USA, Inc.	Interest	Total

Balance at January 1, 2007	—	$—	240	$49,543	$1,044,973	$29,003	$(24,233)	$11,463	$1,110,749	$16,613	$1,127,362

Tax adjustment related to the adoption of paragraph 10 of FASB ASC Topic 740 (formerly FIN 48) related to uncertain tax positions						(1,093)			(1,093)		(1,093)
Share based awards compensation expense					2,881				2,881		2,881
Tax benefit related to stock option exercises					1,353				1,353		1,353
Dividends paid to noncontrolling interest										(1,730)	(1,730)
Comprehensive income (loss):
Net income						115,428			115,428	792	116,220	$115,428	$792	$116,220
Fair value adjustments on interest rate swap agreements, net of taxes of $7,074								(11,348)	(11,348)		(11,348)	(11,348)	—	(11,348)
Foreign currency translation adjustment								32,580	32,580	507	33,087	32,580	507	33,087

Balance at December 31, 2007	—	$—	240	$49,543	$1,049,207	$143,338	$(24,233)	$32,695	$1,250,550	$16,182	$1,266,732	$136,660	$1,299	$137,959

Share based awards compensation expense					4,638				4,638		4,638
Tax benefit related to stock option exercises					474				474		474
Central America share exchange					12,949				12,949	(3,245)	9,704
Ecuador share exchange					3,200				3,200	(1,574)	1,626
Contribution by noncontrolling interest										585	585
Dividends paid to noncontrolling interest										(1,353)	(1,353)
Comprehensive income (loss):
Net income (loss)						(23,849)			(23,849)	3,895	(19,954)	$(23,849)	$3,895	$(19,954)
Fair value adjustments on interest rate swap agreements, net of taxes of $2,442								(22,063)	(22,063)		(22,063)	(22,063)	—	(22,063)
Amortization of accumulated other comprehensive loss on terminated swap agreement								1,351	1,351		1,351	1,351	—	1,351
Foreign currency translation adjustment								(84,330)	(84,330)	(1,519)	(85,849)	(84,330)	(1,519)	(85,849)

Balance at December 31, 2008	—	$—	240	$49,543	$1,070,468	$119,489	$(24,233)	$(72,347)	$1,142,920	$12,971	$1,155,891	$(128,891)	$2,376	$(126,515)

Share based award compensation expense	—	—	—	—	3,805	—	—	—	3,805	—	3,805
Tax benefit related to stock option exercises	—	—	—	—	7,545	—	—	—	7,545	—	7,545
Purchase of noncontrolling interest share of an Argentina subsidiary	—	—	—	—	23	—	—	—	23	(117)	(94)
Dividends paid to parent	—	—	—	—	—	(510,600)	—	—	(510,600)	—	(510,600)
Capital contributions from parent	—	—	—	—	69,325	—	—		69,325	—	69,325
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,322)	(2,322)
Comprehensive income:									—		—
Net income	—	—	—	—	—	129,439	—	—	129,439	3,648	133,087	129,439	3,648	133,087
Fair value adjustments on interest rate swap agreements, net of taxes of $2,359	—	—	—	—	—	—	—	3,898	3,898	—	3,898	3,898	—	3,898
Amortization of accumulated other comprehensive loss on terminated swap agreement	—	—	—	—	—	—	—	4,633	4,633	—	4,633	4,633	—	4,633
Foreign currency translation adjustment	—	—	—	—	—	—	—	56,357	56,357	616	56,973	56,357	616	56,973

Balance at December 31, 2009	—	$—	240	$49,543	$1,151,166	$(261,672)	$(24,233)	$(7,459)	$907,345	$14,796	$922,141	$194,327	$4,264	$198,591

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

	Year Ended December 31,
	2007	2008	2009
Operating activities
Net income (loss)	$116,220	$(19,954)	$133,087
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	144,629	151,425	144,055
Amortization of intangible and other assets and unfavorable leases	7,087	6,609	5,460
Amortization of long-term prepaid rents	1,146	1,717	1,389
Amortization of debt issue costs	3,314	3,339	4,094
Amortization of deferred revenues, deferred lease incentives and other	(2,508)	(3,735)	(4,810)
Amortization of debt (premium) discount	(678)	—	365
Amortization of accumulated other comprehensive loss related to interest rate swap agreement	—	1,351	4,633
Impairment of long-lived assets	86,558	113,532	11,858
Share based awards compensation expense	2,881	4,638	3,805
Gain on NCM transaction	(210,773)	—	—
Gain on Fandango transaction	(9,205)	—	—
(Gain) loss on sale of assets and other	(2,953)	8,488	3,202
Gain on change in fair value of interest rate swap agreement	—	(5,422)	—
Write-off unamortized debt issue costs and debt premium related to the early retirement of debt	(17,098)	—	—
Deferred lease expenses	5,979	4,350	3,960
Deferred income taxes	(33,016)	(25,806)	(12,614)
Equity in loss of affiliates	2,462	2,373	907
Tax benefit related to stock option exercises	1,353	474	7,545
Increase in deferred revenue related to NCM transaction	174,001	—	—
Increase in deferred revenue related to Fandango transaction	5,000	—	—
Increase in deferred revenue related to new U.S. beverage agreement	—	—	6,550
Distributions from equity investees	—	644	2,699
Changes in other assets and liabilities	70,309	(24,235)	50,521

Net cash provided by operating activities	344,708	219,788	366,706

Investing activities
Additions to theatre properties and equipment	(146,304)	(106,109)	(124,797)
Proceeds from sale of theatre properties and equipment	37,532	2,539	2,178
Increase in escrow deposit due to like-kind exchange	(22,739)	(2,089)	—
Return of escrow deposits	—	24,828	—
Acquisition of theatres in the U.S.	—	(5,011)	(48,950)
Acquisition of theatres in Brazil	—	(5,100)	(9,061)
Net proceeds from sale of NCM stock	214,842	—	—
Net proceeds from sale of Fandango stock	11,347	—	—
Investment in joint venture — DCIP	(1,500)	(4,000)	(2,500)

Net cash provided by (used for) investing activities	93,178	(94,942)	(183,130)

Financing activities
Capital contributions from parent	—	—	19,650
Dividends paid to parent	—	—	(510,600)
Payroll taxes paid as a result of immaculate option exercises	—	—	(8,972)
Retirement of senior subordinated notes	(332,066)	(3)	—
Proceeds from issuance of senior notes	—	—	458,532
Repayments of other long-term debt	(19,438)	(10,430)	(12,605)
Payments on capital leases	(3,759)	(4,901)	(6,064)
Payment of debt issue costs	—	—	(13,003)
Termination of interest rate swap agreement	—	(12,725)	—
Other	(1,730)	(1,231)	(2,416)

Net cash used for financing activities	(356,993)	(29,290)	(75,478)

Effect of exchange rates on cash and cash equivalents	5,445	(15,701)	16,401

Increase in cash and cash equivalents	86,338	79,855	124,499

Cash and cash equivalents:
Beginning of period	147,045	233,383	313,238

End of period	$233,383	$313,238	$437,737

Supplemental Information (see Note 18)
The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Business — Cinemark USA, Inc. and subsidiaries (the “Company”) is the second largest motion picture exhibitor in the world in terms of both attendance and the number of screens in operation, with theatres in the United States (“U.S.”), Canada, Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the year ended December 31, 2009.
     Basis of Presentation — On August 2, 2006, Cinemark Holdings, Inc. was formed as the Delaware holding company of Cinemark, Inc. On April 24, 2007, Cinemark Holdings, Inc. completed an initial public offering of its common stock. Effective December 11, 2009, Cinemark, Inc. was merged into Cinemark Holdings, Inc. and Cinemark Holdings, Inc. became the holding company of Cinemark USA, Inc.
     Principles of Consolidation — The consolidated financial statements include the accounts of Cinemark USA, Inc., its subsidiaries and its affiliates. Majority-owned subsidiaries that the Company has control of are consolidated while those affiliates of which the Company owns between 20% and 50% and does not control are accounted for under the equity method. Those affiliates of which the Company owns less than 20% are generally accounted for under the cost method, unless the Company is deemed to have the ability to exercise significant influence over the affiliate, in which case the Company would account for its investment under the equity method. The results of these subsidiaries and affiliates are included in the consolidated financial statements effective with their formation or from their dates of acquisition. Intercompany balances and transactions are eliminated in consolidation.
     Cash and Cash Equivalents — Cash and cash equivalents consist of operating funds held in financial institutions, petty cash held by the theatres and highly liquid investments with remaining maturities of three months or less when purchased. At December 31, 2009, cash investments were primarily in money market funds.
     Inventories — Concession and theatre supplies inventories are stated at the lower of cost (first-in, first-out method) or market.
     Theatre Properties and Equipment — Theatre properties and equipment are stated at cost less accumulated depreciation and amortization. Additions to theatre properties and equipment include the capitalization of $618, $270 and $0 of interest incurred during the development and construction of theatres during the years ended December 31, 2007, 2008 and 2009, respectively. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Category	Useful Life
Buildings on owned land	40 years
Buildings on leased land	Lesser of lease term or useful life
Buildings under capital lease	Lesser of lease term or useful life
Theatre furniture and equipment	5 to 15 years
Leasehold improvements	Lesser of lease term or useful life
     The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.
     The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3, are based on historical and projected operating performance, recent market transactions, and current industry trading

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
multiples. Fair value is determined based on a multiple of cash flows, which was eight times for the evaluations performed during 2007 and the first, second and third quarters of 2008 and six and a half times for the evaluation performed during the fourth quarter of 2008 and the evaluations performed during 2009. The Company reduced the multiple it used to determine fair value during the fourth quarter of 2008 due to the dramatic decline in estimated market values that resulted from a significant decrease in Cinemark Holdings, Inc.’s stock price and the declines in the market capitalizations of Cinemark Holdings, Inc. and the Company’s competitors that occurred during the fourth quarter of 2008. The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 10.
     Goodwill and Other Intangible Assets — Goodwill is the excess of cost over fair value of theatre businesses acquired. Goodwill is evaluated for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill might exceed its estimated fair value. The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3, are based on historical and projected operating performance, recent market transactions, and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was eight times for the goodwill impairment evaluations performed during 2007 and six and a half times for the evaluations performed during 2008 and 2009. The Company reduced the multiple it used to determine fair value during the fourth quarter of 2008 due to the dramatic decline in estimated market values that resulted from a significant decrease in Cinemark Holdings, Inc.’s stock price and the declines in the market capitalizations of Cinemark Holdings, Inc. and the Company’s competitors that occurred during the fourth quarter of 2008. Prior to January 1, 2008, the Company considered its theatres reporting units for purposes of evaluating goodwill for impairment. Changes in the organization, including changes in the structure of the Company’s executive management team, Cinemark Holdings, Inc.’s initial public offering of its common stock, the resulting changes in the level at which the Company’s management team evaluates the business on a regular basis, and the Century Acquisition that increased the size of the Company’s theatre base by approximately 25%, led the Company to conclude that its U.S. regions and international countries are now more reflective of how it manages and operates its business. Accordingly, the Company’s U.S. regions and international countries represent the appropriate reporting units for purposes of evaluating goodwill for impairment. Consequently, effective January 1, 2008, the Company changed the reporting unit to sixteen regions in the U.S. and each of its eight countries internationally (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit) from approximately four hundred theatres. The goodwill impairment test performed during December 2007 that resulted in the recording of impairment charges during the year ended December 31, 2007 reflected the final calculation utilizing theatres as reporting units. See Notes 9 and 10.
     Tradename intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company estimates the fair value of its tradenames by applying an estimated market royalty rate that could be charged for the use of the Company’s tradename to forecasted future revenues, with an adjustment for the present value of such royalties. If the estimated fair value is less than the carrying value, the tradename intangible asset is written down to the estimated fair value.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The table below summarizes the Company’s intangible assets and the amortization method used for each type of intangible asset:

Intangible Asset	Amortization Method
Goodwill	Indefinite-lived
Tradename	Indefinite-lived
Capitalized licensing fees	Straight-line method over 15 years. The remaining terms of the underlying agreements range from approximately 5 to 11 years.
Vendor contracts	Straight-line method over the terms of the underlying contracts. The remaining terms of the underlying contracts range from 2 to 13 years.
Favorable/unfavorable leases	Based on the pattern in which the economic benefits are realized over the terms of the lease agreements. The remaining terms of the lease agreements range from 1 to 26 years.
Other intangible assets	Straight-line method over the terms of the underlying agreement. The remaining term of the underlying agreements range from 5 to 11 years.
     Deferred Charges and Other Assets — Deferred charges and other assets consist of debt issue costs, long-term prepaid rents, construction advances and other deposits, equipment to be placed in service and other assets. Debt issue costs are amortized using the straight-line method (which approximates the effective interest method) over the primary financing terms of the related debt agreement. Long-term prepaid rents represent advance rental payments on operating leases. These payments are recognized to facility lease expense over the period for which the rent was paid in advance as outlined in the lease agreements. These periods generally range from 10 to 20 years.
     Lease Accounting — The Company evaluates each lease for classification as either a capital lease or an operating lease. If substantially all of the benefits and risks of ownership have been transferred to the lessee, the Company records the lease as a capital lease at its inception. The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. If the lease agreement calls for a scheduled rent increase during the lease term, the Company recognizes the lease expense on a straight-line basis over the lease term as deferred lease expense. The Company determines the straight-line rent expense impact of an operating lease upon inception of the lease. The landlord is typically responsible for constructing a theatre using guidelines and specifications agreed to by the Company and assumes substantially all of the risk of construction. If the Company concludes that it has substantially all of the construction period risks, it records a construction asset and related liability for the amount of total project costs incurred during the construction period. At the end of the construction period, the Company determines if the transaction qualifies for sale-leaseback accounting treatment in regards to lease classification.
     Deferred Revenues — Advances collected on long-term screen advertising, concession and other contracts are recorded as deferred revenues. In accordance with the terms of the agreements, the advances collected on such contracts are recognized during the period in which the advances are earned, which may differ from the period in which the advances are collected. Revenues related to these advances are recognized on either a straight-line basis over the term of the contracts or as such revenues are earned in accordance with the terms of the contracts.
     Casualty Insurance — The Company is self-insured for general liability claims up to $250 per occurrence with an annual cap of approximately $2,650 per policy year and is self-insured for medical claims up to $100 per occurrence. The Company is fully insured for workers compensation claims. As of December 31, 2008 and 2009, the Company maintained insurance reserves of $8,116 and $8,022, respectively.
     Revenue and Expense Recognition — Revenues are recognized when admissions and concession sales are received at the box office. Other revenues primarily consist of screen advertising. Screen advertising revenues are recognized over the period that the related advertising is delivered on-screen or in-theatre. The Company records proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognizes admissions and concession revenue when a holder redeems the card or certificate. The Company recognizes unredeemed gift cards and other advanced sale-type certificates as revenue only after such a period of time indicates, based on historical experience, the likelihood of redemption is remote, and based on applicable laws and regulations. In evaluating the likelihood of redemption, the Company considers the period outstanding, the level and frequency of activity, and the period of inactivity. The Company recognized unredeemed gift cards and other advance sale-type certificates as revenues in the amount of $5,516, $7,629 and $7,162 during the years ended December 31, 2007, 2008 and 2009, respectively.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Film rental costs are accrued based on the applicable box office receipts and either the mutually agreed upon firm terms or sliding scale formula, which are established prior to the opening of the film, or estimates of the final mutually agreed upon settlement, which occurs at the conclusion of the film run, subject to the film licensing arrangement. Under a firm terms formula, the Company pays the distributor a mutually agreed upon specified percentage of box office receipts, which reflects either a mutually agreed upon aggregate rate for the life of the film or rates that decline over the term of the run. Under the sliding scale formula, film rental is paid as a percentage of box office revenues using a pre-determined matrix based upon box office performance of the film. The settlement process allows for negotiation of film rental fees upon the conclusion of the film run based upon how the film performs. Estimates are based on the expected success of a film. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known at the time the estimate is made and the expected success of a film can typically be estimated early in the film’s run. If actual settlements are different than those estimates, film rental costs are adjusted at that time. Advertising costs are expensed as incurred and we expensed $17,252, $16,839 and $15,104, respectively for the years ended December 31, 2007, 2008 and 2009.
     Accounting for Share Based Awards — The Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The grant date fair value is estimated using either an option-pricing model, consistent with the terms of the award, or a market observed price, if such a price exists. Such costs must be recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). The Company also estimates the number of instruments that will ultimately be forfeited, rather than accounting for forfeitures as they occur. See Note 17 for discussion of all the Company’s share based awards and related compensation expense.
     Income Taxes — The Company participates in the consolidated return of Cinemark Holdings, Inc. The Company’s provision for income taxes is computed as if it were a seprate taxpayer. The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized. Income taxes are provided on unremitted earnings from foreign subsidiaries unless such earnings are expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments. The related tax accruals are recorded in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN 48” or FASB ASC Topic 740, Income Taxes [“FASB ASC Topic 740"]), which the Company adopted on January 1, 2007. FIN 48 (FASB ASC Topic 740) clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” (FASB ASC Topic 740), and the recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The evaluation of a tax position is a two-step process. The first step is recognition: the Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company should presume that the position would be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements result in (1) a change in a liability for income taxes payable or (2) a change in an income tax refund receivable, a deferred tax asset or a deferred tax liability or both (1) and (2). The Company accrues interest and penalties on its uncertain tax positions.
     Segments — As of December 31, 2009, the Company managed its business under two reportable operating segments, U.S. markets and international markets, in accordance with FASB ASC Topic 280, Segment Reporting. See Note 21.
     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company’s consolidated financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
Foreign Currency Translations — The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in the consolidated balance sheet in accumulated other comprehensive income (loss). The company recognizes foreign currency transaction gains and losses when changes in exchange rates impact transactions, other than intercompany transactions of a long-term nature, that have been denominated in a currency other than the functional currency.
     Fair Value Measurements — The Company has interest rate swap agreements that are adjusted to fair value on a recurring basis (quarterly). The Company uses the income approach to determine the fair value of its interest rate swap agreements and under this approach, the Company uses projected future interest rates as provided by the counterparties to the interest rate swap agreements and the fixed rates that the Company is obligated to pay under these agreements. According to authoritative guidance, inputs used in fair value measurements fall into three different categories; Level 1, Level 2 and Level 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Therefore, the Company’s measurements use significant unobservable inputs, which fall in Level 3. There were no changes in valuation techniques during the period, no transfers in or out of Level 3 and no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to the interest rate swap agreements. Below is a reconciliation of our interest rate swap values, as included in other long-term liabilities on the consolidated balance sheets, from January 1, 2008 to December 31, 2009:

Beginning balance — January 1, 2008	$(18,422)
Total gains (losses):
Included in earnings (as a component of interest expense)	5,422
Included in accumulated other comprehensive loss	(24,506)
Settlements	12,725

Ending balance — December 31, 2008	$(24,781)
Total gains (losses):
Included in accumulated other comprehensive loss	6,257

Ending balance — December 31, 2009	$(18,524)

     See Note 13 for further discussion of the terms of the Company’s interest rate swap agreements.
     Acquisitions — The Company accounts for acquisitions under the acquisition method of accounting. The acquisition method requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined on the acquisition date and changes thereafter reflected in income. For significant acquisitions, the Company obtains independent third party valuation studies for certain of the assets acquired and liabilities assumed to assist the Company in determining fair value. The estimation of the fair values of the assets acquired and liabilities assumed involves a number of estimates and assumptions that could differ materially from the actual amounts recorded. The Company provides the assumptions, including both quantitative and qualitative information, about the specified asset or liability to the third party valuation firms. The Company primarily utilizes the third parties to accumulate comparative data from multiple sources and assemble a report that summarizes the information obtained. The Company then uses the information to determine fair value. The third party valuation firms are supervised by Company personnel who are knowledgeable about valuations and fair value. The Company evaluates the appropriateness of the valuation methodology utilized by the third party valuation firm.
2. NEW ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157 (FASB Accounting Standards Codification [“ASC”] Topic 820), “Fair Value Measurements.” Among other requirements, this statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 (FASB ASC Topic 820) was effective for the Company beginning January 1, 2008 (January 1, 2009 for nonfinancial assets and liabilities). Adoption of this statement did not have a significant impact on the Company’s consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     In December 2007, the FASB issued SFAS No. 141(R) (FASB ASC Topic 805), “Business Combinations”. This statement requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method); expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in income, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred rather than being capitalized as part of the cost of the acquisition. Adoption of SFAS No. 141(R) (FASB ASC Topic 805) was required for business combinations that occur after December 15, 2008. Early adoption and retroactive application of SFAS No. 141(R) (FASB ASC Topic 805) to fiscal years preceding the effective date is not permitted. Adoption of this statement did not have a significant impact on the Company’s consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, (FASB ASC Topic 810) “Noncontrolling Interest in Consolidated Financial Statements”. This statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will no longer be shown as an expense item for all periods presented, but will be included in consolidated net income on the face of the income statement. SFAS No. 160 (FASB ASC Topic 810) requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and the noncontrolling interest. SFAS No. 160 (FASB ASC Topic 810) clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 (FASB ASC Topic 810) also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 (FASB ASC Topic 810) was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Upon adoption of this statement, the Company has recognized its noncontrolling interest as equity in the consolidated balance sheets, has reflected net income attributable to noncontrolling interest in consolidated net income (loss) in the statements of operations and has provided, in its consolidated statements of stockholder’s equity and comprehensive income (loss), a summary of changes in equity attributable to Cinemark USA, Inc., changes attributable to noncontrolling interests and changes in total equity for all periods presented.
     In March 2008, the FASB issued SFAS No. 161 (FASB ASC Topic 815) “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133”. This statement intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about their impact on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 (FASB ASC Topic 815) requires disclosures regarding the objectives for using derivative instruments, the fair values of derivative instruments and their related gains and losses, and the accounting for derivatives and related hedged items. SFAS No. 161 (FASB ASC Topic 815) was effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The adoption of SFAS No. 161 (FASB ASC Topic 815) did not impact the Company’s consolidated financial statements, nor did it have a significant impact on the Company’s disclosures.
     In May 2009, the FASB issued SFAS No. 165 (FASB ASC Topic 855), “Subsequent Events”. SFAS No. 165 (FASB ASC Topic 855) should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS No. 165 (FASB ASC Topic 855) introduces the concept of financial statements that are available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles and all approvals necessary for issuance have been obtained. SFAS No. 165 (FASB ASC Topic 855) was effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 (FASB ASC Topic 855) did not have a significant impact on the Company’s consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     In June 2009, the FASB issued SFAS No. 168 (FASB ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, which authorizes the Codification as the sole source for authoritative generally accepted accounting principles in the U.S. (“U.S. GAAP”). SFAS No. 168 (FASB ASC Topic 105) was effective for financial statements issued for reporting periods that ended after September 15, 2009. SFAS No. 168 (FASB ASC Topic 105) supersedes all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 (FASB ASC Topic 105) replaced SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. The adoption of SFAS No. 168 (FASB ASC Topic 105) did not have a significant impact on the Company’s consolidated financial statements.
3. INITIAL PUBLIC OFFERING OF COMMON STOCK
     On April 24, 2007, Cinemark Holdings, Inc., completed an initial public offering of its common stock. Cinemark Holdings, Inc. sold 13,888,889 shares of its common stock and selling stockholders sold an additional 14,111,111 shares of common stock at a price of $17.955 ($19 per share less underwriting discounts). The net proceeds (before expenses) received by Cinemark Holdings, Inc. were $249,375 and Cinemark Holdings, Inc. paid approximately $3,526 in legal, accounting and other fees, all of which are recorded in its additional paid-in-capital. The selling stockholders granted the underwriters a 30-day option to purchase up to an additional 2,800,000 shares of Cinemark Holdings, Inc.’s common stock at a price of $17.955 ($19 per share less underwriting discounts). On May 21, 2007, the underwriters purchased an additional 269,100 shares from the selling stockholders pursuant to this option. Cinemark Holdings, Inc. did not receive any proceeds from the sale of shares by the selling stockholders. Cinemark Holdings, Inc. has utilized a portion of the net proceeds that it received from the offering to repurchase a portion of Cinemark, Inc.’s outstanding 9 3/4% senior discount notes. Cinemark Holdings, Inc. has significant flexibility in applying the net proceeds from the initial public offering. Cinemark Holdings, Inc. has invested the remaining net proceeds in money market funds.
4. ACQUISITION OF U.S. THEATRES
     On March 18, 2009, the Company acquired four theatres with 82 screens from Muvico Entertainment L.L.C. in an asset purchase for $48,950 in cash. The acquisition resulted in an expansion of the Company’s U.S. theatre base, as three of the theatres are located in Florida and one theatre is located in Maryland. The Company incurred approximately $113 in transaction costs, which are reflected in general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2009.
     The transaction was accounted for by applying the acquisition method. The following table represents the fair value of the identifiable assets acquired and liabilities assumed that have been recognized by the Company in its consolidated balance sheet as of December 31, 2009:

Theatre properties and equipment	$25,575
Brandname	3,500
Noncompete agreement	1,630
Goodwill	44,565
Unfavorable lease	(3,600)
Capital lease liability (for one theatre)	(22,720)

Total	$48,950

     The brandname and noncompete agreement are presented as intangible assets and the unfavorable lease is presented as other long-term liabilities on the Company’s consolidated balance sheet as of December 31, 2009. The weighted average amortization period for these intangible assets and the unfavorable lease are 9.6 years and 10.0 years, respectively. Goodwill represents excess of the costs of acquiring these theatres over amounts assigned to assets acquired, including intangible assets, and liabilities assumed. The goodwill recorded is fully deductible for tax purposes.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
5. INVESTMENT IN NATIONAL CINEMEDIA LLC AND TRANSACTION RELATED TO ITS INITIAL PUBLIC OFFERING
     In March 2005, Regal Entertainment Inc. (“Regal”) and AMC Entertainment Inc. (“AMC”) formed National CineMedia, LLC, or “NCM”, and on July 15, 2005, the Company joined NCM, as one of the founding members. NCM operates a digital in-theatre network in the U.S. for providing cinema advertising and non-film events. Upon joining NCM, the Company and NCM entered into an Exhibitor Services Agreement, pursuant to which NCM provides advertising, promotion and event services to the Company’s theatres. On February 13, 2007, National CineMedia, Inc., or “NCM Inc.”, a newly formed entity that serves as a member and the sole manager of NCM, completed an initial public offering of its common stock. In connection with the NCM Inc. initial public offering, the Company amended its operating agreement with NCM and the Exhibitor Services Agreement. In connection with NCM Inc.’s initial public offering and the transactions described below (the “NCM Transaction”), the Company received an aggregate of $389,003.
     Prior to pricing the initial public offering of NCM Inc., NCM completed a recapitalization whereby (1) each issued and outstanding Class A unit of NCM was split into 44,291 Class A units, and (2) following such split of Class A Units, each issued and outstanding Class A Unit was recapitalized into one common unit and one preferred unit. As a result, the Company received 14,159,437 common units and 14,159,437 preferred units. All existing preferred units of NCM, or 55,850,951 preferred units, held by Regal, AMC and the Company were redeemed on a pro-rata basis on February 13, 2007. NCM utilized the proceeds of its new $725,000 term loan facility and a portion of the proceeds it received from NCM Inc. from its initial public offering to redeem all of its outstanding preferred units. Each preferred unit was redeemed for $13.7782 and the Company received approximately $195,092 as payment in full for redemption of all of the Company’s preferred units in NCM. Upon payment of such amount, each preferred unit was cancelled and the holders of the preferred units ceased to have any rights with respect to the preferred units.
     At the closing of the initial public offering, the underwriters exercised their over-allotment option to purchase additional shares of common stock of NCM Inc. at the initial public offering price, less underwriting discounts and commissions. In connection with the over-allotment option exercise, Regal, AMC and the Company each sold to NCM Inc. common units of NCM on a pro-rata basis at the initial public offering price, less underwriting discounts and expenses. The Company sold 1,014,088 common units to NCM Inc. for proceeds of $19,910, and upon completion of this sale of common units, the Company owned 13,145,349 common units of NCM. The net proceeds of $215,002 from the above described stock transactions were applied against the Company’s existing investment basis in NCM of $4,069 until such basis was reduced to $0 with the remaining $210,933 of proceeds net of $160 of transaction related costs, recorded as a gain of $210,773 in the consolidated statement of operations for the year ended December 31, 2007.
     NCM also paid the Company a portion of the proceeds it received from NCM Inc. in the initial public offering for agreeing to modify the prior Exhibitor Services Agreement. The modification reflects a shift from circuit share expense under the prior Exhibitor Services Agreement, which obligated NCM to pay the Company a percentage of revenue, to the monthly theatre access fee described below. The theatre access fee significantly reduced the contractual amounts paid to the Company by NCM. In exchange for the Company agreeing to so modify the agreement, NCM paid the Company approximately $174,001 upon modification of the Exhibitor Services Agreement on February 13, 2007, the proceeds of which were recorded as deferred revenue. The Company believes this payment approximates the fair value of the Exhibitor Services Agreement modification. The deferred revenue is being amortized into other revenues over the life of the agreement using the units of revenue method. Regal and AMC similarly amended their exhibitor service agreements with NCM.
     In consideration for NCM’s exclusive access to the Company’s theatre attendees for on-screen advertising and use of off-screen locations within the Company’s theatres for the lobby entertainment and lobby promotions, the Company receives a monthly theatre access fee under the modified Exhibitor Services Agreement (“modified ESA”). The theatre access fee is composed of a fixed payment per patron, initially seven cents, and a fixed payment per digital screen, which may be adjusted for certain reasons outlined in the modified ESA. The payment per theatre patron increases by 8% every five years, with the first such increase taking effect after the end of fiscal 2011, and the payment per digital screen, initially eight hundred dollars per digital screen per year, increases annually by 5%. For 2009, the annual payment per digital screen was eight hundred eighty two dollars. The theatre access fee paid in the aggregate to Regal, AMC and the Company will not be less than 12% of NCM’s Aggregate Advertising Revenue (as defined in the modified ESA), or it will be adjusted upward to reach this minimum payment. Additionally, with respect to any on-screen advertising time provided to the Company’s beverage concessionaire, the Company is required to purchase such time from NCM at a negotiated rate. The modified ESA has, except with respect to certain limited services, a remaining term of approximately 28 years.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Prior to the initial public offering of NCM Inc. common stock, the Company’s ownership interest in NCM was approximately 25% and subsequent to the completion of the offering the Company held a 14% interest in NCM. Subsequent to NCM Inc.’s initial public offering, the Company continues to account for its investment in NCM under the equity method of accounting due to its ability to exercise significant influence over NCM. The Company has substantial rights as a founding member, including the right to designate a total of two nominees to the ten-member board of directors of NCM Inc., the sole manager. So long as the Company owns at least 5% of NCM’s membership interests, approval of at least 90% (80% if the board has less than 10 directors) will be required before NCM Inc. may take certain actions including but not limited to mergers and acquisitions, issuance of common or preferred shares, approval of NCM Inc.’s budget, incurrence of indebtedness, entering into or terminating material agreements, and modifications to its articles of incorporation or bylaws. Additionally, if any of the Company’s director designees are not appointed to the board of directors of NCM Inc., nominated by NCM Inc. or elected by NCM Inc.’s stockholders, then the Company (so long as the Company continues to own at least 5% of NCM’s membership interest) will be entitled to approve certain actions of NCM including without limitation, approval of the budget, incurrence of indebtedness, consummating or amending material agreements, approving dividends, amending the NCM operating agreement, hiring or termination of the chief executive officer, chief financial officer, chief technology officer or chief marketing officer of NCM and the dissolution or liquidation of NCM.
     During 2008, NCM performed its initial annual common unit adjustment calculation in accordance with the Common Unit Adjustment Agreement dated as of February 13, 2007 between NCM, Inc. and the Company, Regal and AMC. The annual common unit adjustment is based on the change in the number of screens operated by and attendance of the Company, AMC and Regal. As a result of the calculation, the Company received an additional 846,303 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value as an investment with a corresponding adjustment to deferred revenue of $19,020. The common unit adjustment resulted in an increase in the Company’s ownership percentage in NCM from approximately 14.0% to approximately 14.5%. Subsequent to the annual common unit adjustment discussed above, in May 2008, Regal completed an acquisition of another theatre circuit that required an extraordinary common unit adjustment calculation by NCM in accordance with the Common Unit Adjustment Agreement. As a result of this extraordinary common unit adjustment, Regal was granted additional common units of NCM, which resulted in dilution of the Company’s ownership interest in NCM from 14.5% to 14.1%. The Company recognized a change of interest loss of approximately $75 during the year ended December 31, 2008 as a result of this extraordinary common unit adjustment, which is reflected in (gain) loss on sale of assets and other on the consolidated statement of operations.
     During March 2009, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company received an additional 1,197,303 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value as an investment with a corresponding adjustment to deferred revenue of $15,536. The common unit adjustment resulted in an increase in the Company’s ownership percentage in NCM from approximately 14.1% to 15.0%.
     As of December 31, 2009, the Company owned a total of 15,188,955 common units of NCM.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Below is a summary of activity with NCM included in the Company’s consolidated financial statements:

			Gain		Equity in
	Investment	Deferred	on NCM	Distributions	(Earnings)	Other	Cash
	in NCM	Revenue	Transaction(2)	from NCM	Losses	Revenue	Received
Beginning balance on January 1, 2007	$5,353	$—	$—	$—	$—	$—	$—
Equity in losses	(1,284)	—	—	—	1,284	—	—
Preferred and common unit redemption	(4,069)	—	(210,773)	—	—	—	215,002
ESA modification payment	—	(174,001)	—	—	—	—	174,001
Revenues earned under ESA (1)	—	—	—	—	—	(5,664)	5,664
Amortization of deferred revenue	—	1,305	—	—	—	(1,305)	—
Receipt of excess cash distributions	—	—	—	(11,499)	—	—	11,499

Balance as of and for the period ended December 31, 2007	$—	$(172,696)	$(210,773)	$(11,499)	$1,284	$(6,969)	$406,166

Receipt of common units due to 2008 common unit adjustment	$19,020	$(19,020)	$—	$—	$—	$—	$—
Change of interest loss due to extraordinary common unit adjustment (3)	(75)	—	—	—	—	—	—
Revenues earned under ESA (1)	—	—	—	—	—	(1,764)	1,764
Receipt of excess cash distributions	(644)	—	—	(16,005)	—	—	16,649
Receipt under tax receivable agreement	—	—	—	(2,833)	—	—	2,833
Equity in earnings	840	—	—	—	(840)	—	—
Amortization of deferred revenue	—	1,869	—	—	—	(1,869)	—

Balance as of and for the period ended December 31, 2008	$19,141	$(189,847)	$—	$(18,838)	$(840)	$(3,633)	$21,246

Receipt of common units due to 2009 common unit adjustment	$15,536	$(15,536)	$—	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	—	(5,711)	5,711
Receipt of excess cash distributions	(2,358)	—	—	(17,738)	—	—	20,096
Receipt under tax receivable agreement	—	—	—	(3,084)	—	—	3,084
Equity in earnings	1,913	—	—	—	(1,913)	—	—
Amortization of deferred revenue	—	2,377	—	—	—	(2,377)	—

Balance as of and for the period ended December 31, 2009	$34,232	$(203,006)	$—	$(20,822)	$(1,913)	$(8,088)	$28,891

(1)	Amounts include the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire. The amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire were approximately $10,367, $12,784 and $9,719 for the years ended December 31, 2007, 2008 and 2009, respectively.

(2)	Amount is net of approximately $160 of costs incurred by the Company related to the NCM transaction.

(3)	Loss was recorded as (gain) loss on sale of assets and other.
6. INVESTMENT IN DIGITAL CINEMA IMPLEMENTATION PARTNERS
     On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. Future digital cinema developments will be managed by DCIP, subject to the Company’s approval along with the Company’s partners, AMC and Regal. During the year ended December 31, 2007, the Company invested an initial $1,500 for a one-third ownership interest in DCIP. The Company, AMC and Regal each invested an additional $4,000 and $2,500 during the years ended December 31, 2008 and 2009, respectively, in DCIP. The Company is accounting for its investment in DCIP under the equity method of accounting.
     During the years ended December 31, 2007, 2008 and 2009, the Company recorded equity losses in DCIP of approximately $1,240, $3,243 and $2,877, respectively, relating to this investment. The Company’s investment basis in DCIP was $1,017 and $640 at December 31, 2008 and 2009, respectively, which is included in investments in and advances to affiliates on the consolidated balance sheets.
7. SALE OF INVESTMENT IN FANDANGO, INC.
     In May 2007, Fandango, Inc., an on-line ticketing distributor, executed a merger agreement, which resulted in the Company selling its investment in stock of Fandango, Inc. for approximately $14,147 of consideration (the “Fandango Transaction”). The Company paid $2,800 of the consideration to Syufy Enterprises, LP in accordance with the terms of

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
agreements entered into as part of the Century Acquisition. The carrying value of the Company’s investment in stock of Fandango, Inc. was $2,142. As a result of the sale of its investment, the Company recorded a gain of $9,205 in the consolidated statement of operations for the year ended December 31, 2007.
     As part of the sale of its investment in stock of Fandango, Inc., the Company amended its exclusive ticketing and distribution agreement with Fandango, Inc. and received proceeds of $5,000. The proceeds were recorded as deferred revenue on the Company’s consolidated balance sheet and are being amortized straight-line over the term of the amended ticketing and distribution agreement, which expires December 2011.
     In accordance with the terms of its senior secured credit facility, the Company used approximately $9,914 of the net proceeds to pay down its term loan. The payment was made on August 10, 2007 and was applied against the current portion of long-term debt.
8. SHARE EXCHANGES WITH NONCONTROLLING INTERESTS
     During May 2008, the Company’s partners in Central America (the “Central American Partners”) exercised an option available to them under an Exchange Option Agreement dated February 7, 2007 between Cinemark Holdings, Inc. and the Central American Partners. Under this option, which was contingent upon completion of an initial public offering of common stock by Cinemark Holdings, Inc., the Central American Partners were entitled to exchange their shares in Cinemark Equity Holdings Corporation, which is the Company’s Central American holding company, for shares of Cinemark Holdings, Inc.’s common stock. The number of shares to be exchanged was determined based on Cinemark Holdings, Inc.’s equity value and the equity value of the Central American Partner’s interest in Cinemark Equity Holdings Corporation, both of which are defined in the Exchange Option Agreement. As a result of this exchange on October 1, 2008, Cinemark Holdings, Inc. issued 902,981 shares of its common stock to the Company’s Central American Partners (the “Central America Share Exchange”). Simultaneously, Cinemark Holdings, Inc. contributed the shares it received in Cinemark Equity Holdings Corporation to Cinemark, Inc. who then contributed the shares received to the Company. As a result of this transaction, the Company owns 100% of the shares in Cinemark Equity Holdings Corporation.
     The Company accounted for the transaction as a step acquisition. The purchase price of the shares in Cinemark Equity Holdings Corporation was recorded based on the fair value of the shares issued by Cinemark Holdings, Inc. of $12,949 plus related transaction costs of $2, which totaled approximately $12,951. The following table represents the allocation of purchase price to the assets acquired and liabilities assumed:

Net unfavorable leases	$(443)
Vendor contract	1,034
Tradename	892
Goodwill	8,222
Reduction of noncontrolling interest	3,246

$12,951

     The net book values of fixed assets approximated fair value. The net unfavorable leases, vendor contracts and tradename are presented as intangible assets on the Company’s consolidated balance sheets. The goodwill recorded as a result of the acquisition is not deductible for tax purposes.
     During July 2008, the Company’s partners in Ecuador (the “Ecuador Partners”) exercised an option available to them under an Exchange Option Agreement dated April 24, 2007 between Cinemark Holdings, Inc. and the Ecuador Partners. Under this option, which was contingent upon completion of an initial public offering of common stock by Cinemark Holdings, Inc., the Ecuador Partners were entitled to exchange their shares in Cinemark del Ecuador S.A. for shares of Cinemark Holdings, Inc.’s common stock. The number of shares to be exchanged was determined based on Cinemark Holdings, Inc.’s equity value and the equity value of the Ecuador Partner’s interest in Cinemark del Ecuador S.A., both of which are defined in the Exchange Option Agreement. As a result of this exchange on November 6, 2008, Cinemark Holdings, Inc. issued 393,615 shares of its common stock to the Company’s Ecuador partners (the “Ecuador Share Exchange”). Simultaneously, Cinemark Holdings, Inc. contributed the shares it received in Cinemark del Ecuador S.A. to Cinemark, Inc. who then contributed the shares received to the Company. As a result of this transaction, the Company owns 100% of the shares of Cinemark del Ecuador S.A.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The Company accounted for the transaction as a step acquisition. The purchase price of the shares in Cinemark del Ecuador S.A. was recorded based on the fair value of the shares issued by Cinemark Holdings, Inc., which was approximately $3,200.
The following table represents the allocation of purchase price to the assets acquired and liabilities assumed:

Net unfavorable leases	$(161)
Tradename	313
Goodwill	1,473
Reduction of noncontrolling interest	1,575

$3,200

     The net book value of fixed assets approximated fair value. The net unfavorable leases and tradename are presented as intangible assets on the Company’s consolidated balance sheets. The goodwill recorded as a result of the acquisition is not deductible for tax purposes.
9. GOODWILL AND OTHER INTANGIBLE ASSETS — NET
     The Company’s goodwill was as follows:

	U.S.	International
	Operating	Operating
	Segment	Segment	Total
Balance at January 1, 2008 (1)	$979,148	$155,541	$1,134,689
Impairment charges	(78,579)	—	(78,579)
Acquisition of one U.S. theatre (2)	2,892	—	2,892
Acquisition of two Brazil theatres (3)	—	2,247	2,247
Central America share exchange (4)	—	8,222	8,222
Ecuador share exchange (4)	—	1,473	1,473
Foreign currency translation adjustments	—	(31,126)	(31,126)

Balance at December 31, 2008 (7)	$903,461	$136,357	$1,039,818
Acquisition of four U.S. theatres (5)	44,565	—	44,565
Acquisition of one Brazil theatre (6)	—	6,270	6,270
Foreign currency translation adjustments and other	—	25,649	25,649

Balance at December 31, 2009 (7)	$948,026	$168,276	$1,116,302

(1)	Balances are presented net of accumulated impairment losses of $135,452 for the U.S. operating segment and $27,622 for the international operating segment.

(2)	The Company acquired one theatre in the U.S. during 2008 for approximately $5,011, which resulted in an allocation of $2,892 to goodwill and $2,119 to theatre properties and equipment.

(3)	The Company acquired two theatres in Brazil during 2008 for approximately $5,100 which resulted in an allocation of $2,247 to goodwill, $2,368 to theatre properties and equipment, and $485 to intangible assets.

(4)	See Note 8.

(5)	See Note 4.

(6)	The Company acquired one theatre in Brazil during 2009 for approximately $9,061 which resulted in a preliminary allocation of $6,270 to goodwill, $2,130 to theatre properties and equipment and $661 to other current assets and liabilities.

(7)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.
     The goodwill impairment charges taken during the year ended December 31, 2008 were primarily a result of the Company’s determination that the multiple used to estimate the fair value of its reporting units should be reduced to reflect the dramatic decline in market values that resulted from significant decreases in Cinemark Holdings, Inc.’s stock price and the declines in the market capitalizations of Cinemark Holdings, Inc. and the Company’s competitors that occurred during the fourth quarter of 2008. The Company reduced the multiple from eight times cash flows to six and a half times cash flows, which significantly reduced the Company’s estimated fair values.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     As of December 31, intangible assets-net, consisted of the following:

	December 31,				December 31,
	2007	Additions(1)	Amortization	Other(3)	2008

Intangible assets with finite lives:
Vendor contracts:
Gross carrying amount	$56,973	$1,519	$—	$(2,652)	$55,840
Accumulated amortization	(23,342)	—	(3,322)	—	(26,664)

Net carrying amount	33,631	1,519	(3,322)	(2,652)	29,176

Other intangible assets:
Gross carrying amount	25,898	(604)	—	(2,438)	22,856
Accumulated amortization	(17,166)	—	(3,138)	938	(19,366)

Net carrying amount	8,732	(604)	(3,138)	(1,500)	3,490

Total net intangible assets with finite lives	42,363	915	(6,460)	(4,152)	32,666
Intangible assets with indefinite lives:
Tradename and other	310,684	1,205	—	(2,787)	309,102

Total intangible assets — net	$353,047	$2,120	$(6,460)	$(6,939)	$341,768

	December 31,				December 31,
	2008	Additions(2)	Amortization	Other(3)	2009

Intangible assets with finite lives:
Vendor contracts:
Gross carrying amount	$55,840	$(375)	$—	$1,009	$56,474
Accumulated amortization	(26,664)	—	(3,206)	—	(29,870)

Net carrying amount	29,176	(375)	(3,206)	1,009	26,604

Other intangible assets:
Gross carrying amount	22,856	5,130	—	(1,476)	26,510
Accumulated amortization	(19,366)	—	(2,434)	1,204	(20,596)

Net carrying amount	3,490	5,130	(2,434)	(272)	5,914

Total net intangible assets with finite lives	32,666	4,755	(5,640)	737	32,518
Intangible assets with indefinite lives:
Tradename	309,102	—	—	1,378	310,480

Total intangible assets — net	$341,768	$4,755	$(5,640)	$2,115	$342,998

(1)	Includes approximately $485 of vendor contracts recorded as a result of the acquisition of two theatres in Brazil during 2008. Includes approximately $1,034 of vendor contracts, $443 of net unfavorable leases and $892 of tradename recorded as a result of the Central America Share Exchange (see Note 8). Includes approximately $161 of net unfavorable leases and $313 of tradename recorded as a result of the Ecuador Share Exchange (see Note 8).

(2)	The additions to other intangible assets are a result of the acquisition of theatres in the U.S. as discussed in Note 4. The reduction in vendor contracts is a result of an adjustment to the preliminary purchase price allocation related to the acquisition of theatres in Brazil, which occurred during 2008.

(3)	Includes foreign currency translation adjustments, impairments and write-offs for closed theatres. See Note 10 for summary of impairment charges.
     Estimated aggregate future amortization expense for intangible assets is as follows:

For the year ended December 31, 2010	$5,519
For the year ended December 31, 2011	5,279
For the year ended December 31, 2012	5,123
For the year ended December 31, 2013	4,377
For the year ended December 31, 2014	3,831
Thereafter	8,389

Total	$32,518

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
10. IMPAIRMENT OF LONG-LIVED ASSETS
     The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. See Note 1 for discussion of the Company’s impairment evaluation.
     The Company’s long-lived asset impairment losses are summarized in the following table:

	Year Ended December 31,
	2007	2008	2009

United States theatre properties	$12,423	$27,761	$10,013
International theatre properties	1,799	6,869	1,340

Subtotal	$14,222	$34,630	$11,353
Intangible assets (see Note 9)	4,611	323	358
Goodwill (see Note 9)	67,725	78,579	—
Equity investment	—	—	147

Impairment of long-lived assets	$86,558	$113,532	$11,858

     The long-lived asset impairment charges recorded during each of the years presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.
11. DEFERRED CHARGES AND OTHER ASSETS — NET
     As of December 31, deferred charges and other assets — net consisted of the following:

	December 31,
	2008	2009
Debt issue costs	$24,305	$37,334
Less: Accumulated amortization	(8,118)	(12,210)

Subtotal	16,187	25,124
Long-term prepaid rents	16,833	15,426
Construction advances and other deposits	1,677	3,171
Equipment to be placed in service	5,413	6,454
Other	1,906	2,327

Total	$42,016	$52,502

     During the year ended December 31, 2009, the Company paid debt issue costs of $12,722 related to the issuance of the 8 5/8% senior notes and $281 related to its senior secured credit facility. See Note 12.
12. LONG-TERM DEBT
     As of December 31, long-term debt consisted of the following:

	December 31,
	2008	2009

Cinemark USA, Inc. term loan	$1,094,800	$1,083,600
Cinemark USA, Inc. 8 5/8% senior notes due 2019 (1)	—	458,897
Cinemark USA, Inc. 9% senior subordinated notes due 2013	181	181
Other long-term debt	2,163	1,027

Total long-term debt	1,097,144	1,543,705
Less current portion	12,450	12,227

Long-term debt, less current portion	$1,084,694	$1,531,478

(1)	Includes the $470,000 aggregate principal amount of the 8 5/8% senior notes net of the unamortized discount of $11,103.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Senior Secured Credit Facility
     On October 5, 2006, in connection with the Century Acquisition, Cinemark USA, Inc., entered into a senior secured credit facility. The senior secured credit facility provides for a seven year term loan of $1,120,000 and a $150,000 revolving credit line that matures in six years unless Cinemark USA, Inc.’s 9% senior subordinated notes have not been refinanced by August 1, 2012 with indebtedness that matures no earlier than seven and one-half years after the closing date of the senior secured credit facility, in which case the maturity date of the revolving credit line becomes August 1, 2012. The revolving credit line is used for general corporate purposes.
     At December 31, 2009, there was $1,083,600 outstanding under the term loan and no borrowings outstanding under the $150,000 revolving credit line. The average interest rate on outstanding term loan borrowings under the senior secured credit facility at December 31, 2009 was 3.1% per annum.
     Under the term loan, principal payments of $2,800 are due each calendar quarter through September 30, 2012 and increase to $263,200 each calendar quarter from December 31, 2012 to maturity at October 5, 2013. Prior to the amendment to the senior secured credit facility discussed below, the term loan accrued interest, at Cinemark USA, Inc.’s option, at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.75% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.75% to 2.00% per annum, in each case as adjusted pursuant to Cinemark USA, Inc.’s corporate credit rating. Borrowings under the revolving credit line bear interest, at Cinemark USA, Inc.’s option, at: (A) a base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 2.00% per annum, in each case as adjusted pursuant to Cinemark USA, Inc.’s consolidated net senior secured leverage ratio as defined in the credit agreement. Cinemark USA, Inc. is required to pay a commitment fee calculated at the rate of 0.50% per annum on the average daily unused portion of the revolving credit line, payable quarterly in arrears, which rate decreases to 0.375% per annum for any fiscal quarter in which Cinemark USA, Inc.’s consolidated net senior secured leverage ratio on the last day of such fiscal quarter is less than 2.25 to 1.0.
     On March 14, 2007, Cinemark USA, Inc. amended its senior secured credit facility to, among other things, modify the interest rate on the term loans under the senior secured credit facility, modify certain prepayment terms and covenants, and facilitate the tender offer for the 9% senior subordinated notes. The term loans now accrue interest, at Cinemark USA, Inc.’s option, at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 0.75% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 1.75%, per annum. In each case, the margin is a function of the corporate credit rating applicable to the borrower. The interest rate on the revolving credit line was not amended. Additionally, the amendment removed any obligation to prepay amounts outstanding under the senior secured credit facility in an amount equal to the amount of the net cash proceeds received from the NCM Transaction or from excess cash flows, and imposed a 1% prepayment premium for one year on certain prepayments of the term loans.
     Cinemark USA, Inc.’s obligations under the senior secured credit facility are guaranteed by Cinemark Holdings, Inc. and certain of Cinemark USA, Inc.’s domestic subsidiaries and are secured by mortgages on certain fee and leasehold properties and security interests in substantially all of Cinemark USA, Inc.’s and the guarantors’ personal property, including, without limitation, pledges of all of Cinemark USA, Inc.’s capital stock, all of the capital stock of certain of Cinemark USA, Inc.’s domestic subsidiaries and 65% of the voting stock of certain of its foreign subsidiaries.
     The senior secured credit facility contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on Cinemark USA, Inc.’s ability, and in certain instances, its subsidiaries’ and Cinemark Holdings, Inc.’s ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends, and repurchase stock; and make capital expenditures and investments. The senior secured credit facility also requires Cinemark USA, Inc. to satisfy a consolidated net senior secured leverage ratio covenant as determined in accordance with the senior secured credit facility.
     The dividend restriction contained in the senior secured credit facility prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause the Company to be in default, under the senior secured credit facility; and

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
(2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since October 5, 2006, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since October 5, 2006, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the senior secured credit facility, since October 1, 2006, (c) $150 million and (d) certain other amounts specified in the senior secured credit facility, subject to certain adjustments specified in the senior secured credit facility. The dividend restriction is subject to certain exceptions specified in the senior secured credit facility.
     The senior secured credit facility also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, certain types of change of control, material money judgments and failure to maintain subsidiary guarantees. If an event of default occurs, all commitments under the senior secured credit facility may be terminated and all obligations under the senior secured credit facility could be accelerated by the lenders, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable.
     See Note 13 for a discussion of interest rate swap agreements.
     Senior Notes
     On June 29, 2009, Cinemark USA, Inc. issued $470,000 aggregate principal amount of 8.625% senior notes due 2019 with an original issue discount of $11,468, resulting in proceeds of approximately $458,532. The proceeds were primarily used to fund the repurchase of Cinemark, Inc.’s 9 3/4% senior discount notes. Interest is payable on June 15 and December 15 of each year beginning December 15, 2009. The senior notes mature on June 15, 2019. The Company incurred debt issue costs of $12,722 in connection with the issuance, which will be amortized on the straight-line method over the term of the senior notes. The original issue discount is being amortized on the effective interest method over the term of the senior notes.
     The senior notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of Cinemark USA, Inc.’s subsidiaries that guarantee, assume or become liable with respect to any of Cinemark USA, Inc.’s or a guarantor’s debt. The senior notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of Cinemark USA, Inc.’s and its guarantor’s existing and future senior unsecured debt and senior in right of payment to all of Cinemark USA, Inc.’s and its guarantor’s existing and future subordinated debt. The senior notes and the guarantees are effectively subordinated to all of Cinemark USA, Inc.’s and its guarantor’s existing and future secured debt to the extent of the value of the assets securing such debt, including all borrowings under Cinemark USA, Inc.’s senior secured credit facility. The senior notes and the guarantees are structurally subordinated to all existing and future debt and other liabilities of Cinemark USA, Inc.’s subsidiaries that do not guarantee the senior notes.
     The indenture to the senior notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) consummate specified asset sales, (2) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (3) incur additional indebtedness and issue preferred stock, (4) enter into transactions with affiliates, (5) enter new lines of business, (6) merge or consolidate with, or sell all or substantially all of its assets to, another person and (7) create liens. Upon a change of control of Cinemark Holdings, Inc. or Cinemark USA, Inc., Cinemark USA, Inc. would be required to make an offer to repurchase the senior notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. Certain asset dispositions are considered triggering events that may require Cinemark USA, Inc. to use the proceeds from those asset dispositions to make an offer to purchase the notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase if such proceeds are not otherwise used within 365 days as described in the indenture. The indenture governing the senior notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2009 was 5.4 to 1.
     Prior to June 15, 2014, Cinemark USA, Inc. may redeem all or any part of the senior notes at its option at 100% of the principal amount plus a make-whole premium. After June 15, 2014, Cinemark USA, Inc. may redeem the senior notes in whole or in part at redemption prices described in the senior notes. In addition, Cinemark USA, Inc. may redeem up to 35% of the aggregate principal amount of the senior notes from the net proceeds of certain equity offerings at the redemption price set forth in the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Securities and Exchange Commission (the “Commission”) on September 24, 2009 pursuant to which Cinemark USA, Inc. offered to exchange the senior notes for substantially similar registered senior notes. The registration statement became effective and the notes were exchanged on December 17, 2009. The exchanged registered senior notes do not have transfer restrictions.
     Senior Subordinated Notes
     On February 11, 2003, Cinemark USA, Inc. issued $150,000 aggregate principal amount of 9% senior subordinated notes due 2013 and on May 7, 2003, Cinemark USA, Inc. issued an additional $210,000 aggregate principal amount of 9% senior subordinated notes due 2013, collectively referred to as the 9% senior subordinated notes. Interest is payable on February 1 and August 1 of each year.
     Prior to 2007, Cinemark USA, Inc. repurchased a total of $27,750 aggregate principal amount of its 9% senior subordinated notes. The transactions were funded by Cinemark USA, Inc. with available cash from its operations.
     On March 6, 2007, Cinemark USA, Inc. commenced an offer to purchase for cash any and all of its then outstanding $332,250 aggregate principal amount of 9% senior subordinated notes. In connection with the tender offer, Cinemark USA, Inc. solicited consents for certain proposed amendments to the indenture to remove substantially all restrictive covenants and certain events of default provisions. On March 20, 2007, the early settlement date, Cinemark USA, Inc. repurchased $332,000 aggregate principal amount of 9% senior subordinated notes and executed a supplemental indenture implementing the proposed amendments. Cinemark USA, Inc. used the proceeds from the NCM Transaction and cash on hand to purchase the 9% senior subordinated notes tendered pursuant to the tender offer and consent solicitation. On April 3, 2007, Cinemark USA, Inc. repurchased an additional $66 aggregate principal amount of the 9% senior subordinated notes tendered after the early settlement date. The Company recorded a loss on early retirement of debt of $7,952 during the year ended December 31, 2007, related to these repurchases, which consisted of tender offer repurchase costs, including premiums paid and other fees, and the write-off of unamortized debt issue costs, partially offset by the write-off of an unamortized bond premium.
     During 2008, in one open market purchase, Cinemark USA, Inc. repurchased $3 aggregate principal amount of its 9% senior subordinated notes.
     As of December 31, 2009, Cinemark USA, Inc. had outstanding approximately $181 aggregate principal amount of 9% senior subordinated notes. Cinemark USA, Inc. may redeem the remaining 9% senior subordinated notes at its option at any time.
     Fair Value of Long Term Debt
     The Company estimates the fair value of its long term debt primarily using quoted market prices, which fall under Level 2. The carrying value of the Company’s long term debt was $1,543,705 and $1,097,144 as of December 31, 2009 and 2008, respectively. The fair value of the Company’s long term debt was $1,513,838 and $1,104,188 as of December 31, 2009 and 2008, respectively. The estimated fair value does not include prepayment penalties that would be incurred upon the early extinguishment of certain debt issues.
     Covenant Compliance and Debt Maturity
     As of December 31, 2009, the Company was in full compliance with all agreements, including related covenants, governing its outstanding debt. The Company’s long-term debt at December 31, 2009 matures as follows:

2010	$12,227
2011	11,200
2012	271,600
2013	789,781
2014	—
Thereafter	470,000	(1)

Total	$1,554,808

(1)	Reflects the aggregate principal amount at maturity of the 8 5/8% senior notes before the original issue discount of $11,103 .

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
13. INTEREST RATE SWAP AGREEMENTS
     During 2007 and 2008, the Company entered into three interest rate swap agreements. The interest rate swap agreements qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive income (loss) and the ineffective portion reported in earnings. The valuation technique used to determine fair value is the income approach and under this approach, the Company uses projected future interest rates as provided by counterparties to the interest rate swap agreements and the fixed rates that the Company is obligated to pay under these agreements. Therefore, the Company’s measurements use significant unobservable inputs, which fall in Level 3 as defined by ASC Topic 820-10-35.
     In March 2007, the Company entered into two interest rate swap agreements with effective dates of August 13, 2007 and terms of five years each. The interest rate swaps were designated to hedge approximately $500,000 of the Company’s variable rate debt obligations under its senior secured credit facility. Under the terms of the interest rate swap agreements, the Company pays fixed rates of 4.918% and 4.922% on $375,000 and $125,000, respectively, of variable rate debt and receives interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate swaps for the three-month period following the reset date. No premium or discount was incurred upon the Company entering into the interest rate swaps because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were consummated.
     On September 14, 2008, the counterparty to the $375,000 interest rate swap agreement filed for bankruptcy protection. As a result, the Company determined that on September 15, 2008, when the counterparty’s credit rating was downgraded, the interest rate swap was no longer highly effective. On October 1, 2008, this interest rate swap was terminated by the Company. The change in fair value of this interest rate swap agreement from inception to September 14, 2008 was recorded as a component of accumulated other comprehensive loss. The change in fair value from September 15, 2008 through September 30, 2008 and the gain on termination were recorded in earnings as a component of interest expense during the year ended December 31, 2008. The Company determined that the forecasted transactions hedged by this interest rate swap are still probable to occur, thus the total amount reported in accumulated other comprehensive income (loss) related to this swap of $18,147 is being amortized on a straight-line basis to interest expense over the period during which the forecasted transactions are expected to occur, which is September 15, 2008 through August 13, 2012. The Company amortized approximately $1,351 and $4,633 to interest expense during the years ended December 31, 2008 and 2009. The Company will amortize approximately $4,633 to interest expense over the next twelve months.
     During October 2008, the Company entered into one interest rate swap agreement with an effective date of November 14, 2008 and a term of four years. The interest rate swap was designated to hedge approximately $100,000 of the Company’s variable rate debt obligations under its senior secured credit facility for three years and $75,000 of the Company’s variable rate debt obligations under its senior secured credit facility for four years. Under the terms of the interest rate swap agreement, the Company pays a fixed rate of 3.63% on $175,000 of variable rate debt and receives interest at a variable rate based on the 1-month LIBOR. The 1-month LIBOR rate on each reset date determines the variable portion of the interest rate swap for the one-month period following the reset date. No premium or discount was incurred upon the Company entering into the interest rate swap because the pay and receive rates on the interest rate swap represented prevailing rates for the counterparty at the time the interest rate swap was consummated.
     As of December 31, 2009, the fair values of the $125,000 interest rate swap and the $175,000 interest rate swap were liabilities of approximately $10,268 and $8,256, respectively, which have been reported as a component of other long-term liabilities. A corresponding cumulative amount of $11,367, net of taxes of $7,157, has been recorded as an increase in accumulated other comprehensive loss on the Company’s consolidated balance sheet as of December 31, 2009. These two interest rate swaps exhibited no ineffectiveness during the years ended December 31, 2008 and 2009.
14. FOREIGN CURRENCY TRANSLATION
     The accumulated other comprehensive loss account in stockholder’s equity of $72,347 and $7,459 at December 31, 2008 and December 31, 2009, respectively, includes the cumulative foreign currency adjustments of $(40,287) and $16,070, respectively, from translating the financial statements of the Company’s international subsidiaries.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     In 2008 and 2009, all foreign countries where the Company has operations were deemed non-highly inflationary and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.
     On December 31, 2009, the exchange rate for the Brazilian real was 1.75 reais to the U.S. dollar (the exchange rate was 2.36 reais to the U.S. dollar at December 31, 2008). As a result, the effect of translating the December 31, 2009 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholder’s equity of $48,500. At December 31, 2009, the total assets of the Company’s Brazilian subsidiaries were U.S. $261,892.
     On December 31, 2009, the exchange rate for the Mexican peso was 13.04 pesos to the U.S. dollar (the exchange rate was 13.78 pesos to the U.S. dollar at December 31, 2008). As a result, the effect of translating the December 31, 2009 Mexican financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholder’s equity of $3,570. At December 31, 2009, the total assets of the Company’s Mexican subsidiaries were U.S. $128,263.
     On December 31, 2009, the exchange rate for the Chilean peso was 519.30 pesos to the U.S. dollar (the exchange rate was 648.00 pesos to the U.S. dollar at December 31, 2008). As a result, the effect of translating the December 31, 2009 Chilean financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholder’s equity of $3,507. At December 31, 2009, the total assets of the Company’s Chilean subsidiaries were U.S. $29,957.
     The effect of translating the December 31, 2009 financial statements of our other international subsidiaries, with local currencies other than the U.S. dollar, is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholder’s equity of $780.
15. INVESTMENTS IN AND ADVANCES TO AFFILIATES
     The Company had the following investments in and advances to affiliates at December 31:

	December 31,
	2008	2009

Investment in DCIP — investment, at equity— 33% interest	$1,017	$640
Cinemark — Core Pacific, Ltd. (Taiwan) — investment, at cost — 14% interest	1,383	1,383
Other	1,884	1,506

Total	$4,284	$3,529

     During 2009, the Company invested an additional $2,500 in DCIP. The Company’s basis was reduced to $640 as of December 31, 2009 as a result of equity losses of $2,877 recorded during 2009. See Note 6.
16. NONCONTROLLING INTERESTS IN SUBSIDIARIES
     Noncontrolling interests in subsidiaries of the Company were as follows at December 31:

	December 31,
	2008	2009

Cinemark Partners II — 49.2% interest	$8,114	$7,961
Cinemark Colombia, S.A. — 49.0% interest	3,105	4,465
Greeley Ltd. — 49.0% interest	1,015	982
Cinemark Panama S.A. — 20% interest	181	369
Others	556	1,019

Total	$12,971	$14,796

     During May 2008, the Company’s partners in Central America (the “Central American Partners”) exercised an option available to them under an Exchange Option Agreement dated February 7, 2007 between Cinemark Holdings, Inc. and the Central American Partners. Under this option, which was triggered by completion of an initial public offering of common stock by Cinemark Holdings, Inc., the Central American Partners are entitled to exchange their shares in Cinemark Equity Holdings Corporation, which is the Company’s Central American holding company, for shares of Cinemark Holdings,

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
Inc.’s common stock. The exchange of shares occurred during October 2008. See Note 8. Prior to the exchange, the Company owned approximately 51% of the shares in Cinemark Equity Holdings Corporation and subsequent to the exchange, the Company owns 100% of the shares in Cinemark Equity Holdings Corporation. The Company’s Panama subsidiary is 80% owned by Cinemark Equity Holdings Corporation and 20% owned by a minority partner.
     During July 2008, the Company’s partners in Ecuador (the “Ecuador Partners”) exercised an option available to them under an Exchange Option Agreement dated April 24, 2007 between Cinemark Holdings, Inc. and the Ecuador Partners. Under this option, which was triggered by completion of an initial public offering of common stock by Cinemark Holdings, Inc., the Ecuador Partners are entitled to exchange their shares in Cinemark del Ecuador S.A. for shares of Cinemark Holdings, Inc.’s common stock. The exchange of shares occurred during November 2008. See Note 8. Prior to the exchange, the Company owned 60% of the shares in Cinemark del Ecuador S.A. and subsequent to the exchange, the Company owns 100% of the shares in Cinemark del Ecuador S.A.
     Below is a summary of the impact of changes in the Company’s ownership interest in its subsidiaries on its equity:

	Years ended December 31,
	2007	2008	2009

Net income (loss) attributable to Cinemark USA, Inc.	$115,428	$(23,849)	$129,439

Transfers from noncontrolling interests
Increase in Cinemark Holdings, Inc. additional paid-in-capital for Central America Share Exchange	—	12,949	—
Increase in Cinemark Holdings, Inc. additional paid-in-capital for Ecuador Share Exchange	—	3,200	—
Increase in Cinemark Holdings, Inc. additional paid-in-capital for buyout of Argentina noncontrolling interests	—	—	23

Net transfers from non-controlling interests	—	16,149	23

Change from net income (loss) attributable to Cinemark USA, Inc. and transfers from noncontrolling interests	$115,428	$(7,700)	$129,462

17. CAPITAL STOCK
     Common and Preferred Stock — Holders of Class A common stock have exclusive voting rights. Holders of Class B common stock have no voting rights except upon any proposed amendments to the articles of incorporation. However, they may convert their Class B common stock, at their option, to Class A common stock. In the event of any liquidation, holders of the Class A and Class B common stock will be entitled to their pro-rata share of assets remaining after any holders of preferred stock have received their preferential amounts based on their respective shares held.
     The Company has 1,000,000 shares of preferred stock, $1.00 par value, authorized with none issued or outstanding. The rights and preferences of preferred stock will be determined by the Board of Directors at the time of issuance.
     The Company’s ability to pay dividends is effectively limited by the terms of its senior secured credit facility, which also significantly restrict the ability of certain of the Company’s subsidiaries to pay dividends directly or indirectly to the Company. Furthermore, certain of the Company’s foreign subsidiaries currently have a deficit in retained earnings which prevents the Company from declaring and paying dividends from those subsidiaries.
     Share Based Awards — On September 30, 2004, Cinemark, Inc.’s board of directors and the majority of its stockholders approved the 2004 Long Term Incentive Plan (the “2004 Plan”) under which 9,097,360 shares of common stock are available for issuance to selected employees, directors and consultants of the Company. The 2004 Plan provided for restricted share grants, incentive option grants and nonqualified option grants.
     On August 2, 2006, Cinemark Holdings, Inc. was formed as the Delaware holding company of Cinemark, Inc. Under a share exchange agreement dated August 7, 2006, each outstanding share of Cinemark, Inc.’s Class A common stock

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
was exchanged for an equivalent number of shares of Cinemark Holdings, Inc. common stock. The share exchange was completed on October 5, 2006.
     In November 2006, Cinemark Holdings, Inc.’s board of directors amended the 2004 Plan to provide that no additional awards may be granted under the 2004 Plan. At that time, the Board of Cinemark Holdings, Inc. and the majority of Cinemark Holdings, Inc.’s stockholders approved the 2006 Long Term Incentive Plan (the “2006 Plan”) and all options to purchase shares of Cinemark Inc.’s Class A common stock under the 2004 Plan were exchanged for an equal number of options to purchase shares of Cinemark Holdings, Inc.’s common stock under the 2006 Plan. The 2006 Plan is substantially similar to the 2004 Plan.
     During March 2008, Cinemark Holdings, Inc.’s board of directors approved the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (the “Restated Incentive Plan”). The Restated Incentive Plan amends and restates the 2006 Plan, to (i) increase the number of shares reserved for issuance from 9,097,360 shares of common stock to 19,100,000 shares of common stock and (ii) permit the Compensation Committee of Cinemark Holdings, Inc.’s board of directors (the “Compensation Committee”) to award participants restricted stock units and performance awards. The right of a participant to exercise or receive a grant of a restricted stock unit or performance award may be subject to the satisfaction of such performance or objective business criteria as determined by the Compensation Committee. With the exception of the changes identified in (i) and (ii) above, the Restated Incentive Plan does not materially differ from the 2006 Plan. The Restated Incentive Plan was approved by Cinemark Holdings, Inc.’s stockholders at its annual meeting held on May 15, 2008.
     During August 2008, Cinemark Holdings, Inc. filed a registration statement with the Securities and Exchange Commission on Form S-8 for the purpose of registering the additional shares available for issuance under the Restated Incentive Plan.
     Stock Options — Below is a summary of stock option activity and related information for the years ended December 31, 2007, 2008 and 2009:

	Year Ended		Year Ended		Year Ended
	December 31, 2007		December 31, 2008		December 31, 2009
		Weighted		Weighted		Weighted
		Average		Average		Average	Aggregate
		Exercise		Exercise		Exercise	Intrinsic
	Shares	Price	Shares	Price	Shares	Price	Value
Outstanding at January 1	6,980,593	$7.63	6,323,429	$7.63	6,139,670	$7.63
Granted	—	—	—	—	—	—
Forfeited	(112,416)	$7.63	(14,492)	$7.63	—	—
Exercised	(544,748)	$7.63	(169,267)	$7.63	(4,907,778)	$7.63

Outstanding at December 31	6,323,429	$7.63	6,139,670	$7.63	1,231,892	$7.63	$8,303

Vested options at December 31	4,647,460	$7.63	5,809,343	$7.63	1,231,892	$7.63	$8,303

     The total intrinsic value of options exercised during the years ended December 31, 2007, 2008 and 2009, was $4,961, $1,191 and $28,083, respectively.
     The Company recorded compensation expense of $2,881 and $3,393 during the years ended December 31, 2007 and 2008, respectively, related to these stock options. During the year ended December 31, 2009, the Company changed its estimated forfeiture rate of 5% to 2.5% based on actual cumulative stock option forfeitures. The cumulative impact of the reduction in forfeiture rate was $260 and was recorded as additional compensation expense during the year ended December 31, 2009. During July 2009, the Company modified the terms of certain stock options outstanding by extending the expiration date by approximately two years. The Company recorded additional compensation expense of approximately $132 related to this modification. The Company recorded total compensation expense of $1,152, including the aforementioned $260 related to the change in forfeiture rate and $132 related to the option modification, and a tax benefit of approximately $434 during the year ended December 31, 2009, related to the outstanding stock options. As of December 31, 2009, there was no remaining unrecognized compensation expense related to outstanding stock options since all outstanding options fully vested on April 2, 2009. All options outstanding at December 31, 2009 have an average remaining contractual life of approximately 4.75 years.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Restricted Stock — During the year ended December 31, 2009, Cinemark Holdings, Inc. granted 472,881 shares of restricted stock to independent directors of Cinemark Holdings, Inc. and employees of the Company. The fair value of the shares of restricted stock was determined based on the market value of Cinemark Holdings, Inc.’s stock on the dates of grant, which ranged from $9.50 to $11.32 per share. The Company assumed forfeiture rates ranging from zero to 5% for the restricted stock awards. The restricted stock vests over periods ranging from one year to four years based on continued service by the directors and employees.
     Below is a summary of restricted stock activity for the years ended December 31, 2007, 2008 and 2009:

	Year Ended		Year Ended		Year Ended
	December 31, 2007		December 31, 2008		December 31, 2009
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	—	—	21,880	$18.28	385,666	$13.32
Granted	21,880	$18.28	392,317	$13.32	472,881	$9.69
Vested	—	—	(22,032)	$18.24	(70,493)	$13.77
Forfeited	—	—	(6,499)	$13.14	(23,976)	$11.15

Outstanding at December 31	21,880	$18.28	385,666	$13.32	764,078	$11.10

     During 2008, the Company changed its estimated forfeiture rate on certain of these grants from 2% to 5%, based on actual cumulative restricted stock forfeitures. The cumulative impact of the increased forfeiture rate was approximately $14 and was recorded as a reduction in compensation expense during the year ended December 31, 2008.
     The Company recorded total compensation expense of $0, $919, and $1,893 related to these restricted stock awards during the years ended December 31, 2007, 2008 and 2009, respectively, including the aforementioned $14 related to the change in forfeiture rate during 2008. Cinemark Holdings, Inc. recorded an additional $200, $475 and $500 related to these restricted stock awards during the years ended December 31, 2007, 2008 and 2009, respectively. As of December 31, 2009, the remaining unrecognized compensation expense related to these restricted stock awards was approximately $5,728 and the weighted average period over which this remaining compensation expense will be recognized is approximately three years. The total fair value of shares vested during the years ended December 31, 2007, 2008 and 2009 was $0, $286 and $762, respectively. Upon vesting, the Company receives an income tax deduction. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however the sale and transfer of the restricted shares is prohibited during the restriction period.
     Restricted Stock Units — During the years ended December 31, 2008 and 2009, Cinemark Holdings, Inc. granted restricted stock units to employees of the Company representing 204,361 and 303,168 hypothetical shares of common stock, respectively, under the Restated Incentive Plan. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during a three fiscal year period based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the three year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the three year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the three year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. All payouts of restricted stock units that vest are subject to an additional one year service requirement and will be paid in the form of common stock if the participant continues to provide services through the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards become vested.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Below is a table summarizing the potential restricted stock unit awards granted during the years ended December 31, 2008 and 2009 at each of the three levels of financial performance (excluding forfeiture assumptions):

	Granted During the Year Ended December 31,
	2008		2009
	Number of		Number of
	Shares	Value at	Shares	Value at
	Vesting	Grant	Vesting	Grant
at IRR of at least 8.5%	68,116	$885	101,051	$963
at IRR of at least 10.5%	136,239	$1,771	202,117	$1,927
at IRR of at least 12.5%	204,361	$2,656	303,168	$2,891
     Due to the fact that the IRR for the three year performance period could not be determined at the time of each grant, the Company estimated that the most likely outcome is the achievement of the mid-point IRR level. The Company assumed forfeiture rates ranging from zero to 5% for the restricted stock unit awards. If during the service periods, additional information becomes available to lead the Company to believe a different IRR level will be achieved for the three year performance periods, the Company will reassess the number of units that will vest for the respective grant and adjust its compensation expense accordingly on a prospective basis over the remaining service period.
     Approximately 13,279 restricted stock unit awards were forfeited during the year ended December 31, 2009, which was within the Company’s original forfeiture rate estimates. No restricted stock unit awards have vested. The Company recorded compensation expense of $0, $326 and $759 related to these restricted stock unit awards during the years ended December 31, 2007, 2008 and 2009, respectively. As of December 31, 2009, the remaining unrecognized compensation expense related to these restricted stock unit awards was $2,442 and the weighted average period over which this remaining compensation expense will be recognized is approximately three years.
18. SUPPLEMENTAL CASH FLOW INFORMATION
     The following is provided as supplemental information to the consolidated statements of cash flows:

	Year Ended December 31,
	2007	2008	2009

Cash paid for interest	$115,437	$79,347	$69,691
Cash paid for income taxes, net of refunds received	$139,443	$36,203	$46,213

Noncash investing and financing activities:
Change in construction lease obligations related to construction of theatres	$(2,546)	$—	$—
Changes in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$(9,754)	$3,723	$(6,166)
Theatre properties and equipment acquired under capital lease (2)	$9,102	$7,911	$20,400
Change in fair market values of interest rate swap agreements (See Note 13)	$(11,348)	$(22,063)	$3,898
Capital contribution from Cinemark, Inc. as a result of the Central America Share Exchange (See Note 8)	$—	$12,949	$—
Capital contribution from Cinemark, Inc. as a result of the Ecuador Share Exchange (See Note 8)	$—	$3,200	$—
Investment in NCM (See Note 5)	$—	$19,020	$15,536
Noncash capital contributions from Cinemark, Inc. primarily related to income taxes	$—	$—	$49,675

(1)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2008 and 2009 were $13,989 and $7,823, respectively.

(2)	Amount recorded during the twelve months ended December 31, 2009 was a result of the acquisition of theatres in the U.S. as discussed in Note 4.
     During December 2007, the Company elected to use the proceeds of approximately $22,739 from the sale of real property to pursue the purchase of a like-kind property in accordance with the Internal Revenue Code and as a result, the proceeds were deposited to an escrow account. During 2008, the Company elected to use the proceeds of approximately $2,089 from the sale of real properties to pursue the purchase of like-kind properties in accordance with the Internal

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
Revenue Code and as a result, the proceeds were deposited to an escrow account. The Company did not purchase like-kind properties and the deposits of approximately $24,828 were returned to the Company during the year ended December 31, 2008.
19. INCOME TAXES
     Income before income taxes consisted of the following:

	Year Ended December 31,
	2007	2008	2009

Income before income taxes:
U.S.	$230,960	$(14,435)	$149,198
Foreign	12,901	30,077	46,693

Total	$243,861	$15,642	$195,891

Income taxes consisted of the following:
Current:
Federal	$138,098	$51,030	$51,504
Foreign	5,519	4,620	13,706
State	18,825	6,090	10,208

Total current expense	162,442	61,740	75,418

Deferred:
Federal	(33,290)	(28,307)	(9,527)
Foreign	286	7,330	(2,405)
State	(1,797)	(5,167)	(682)

Total deferred taxes	(34,801)	(26,144)	(12,614)

Income tax expense	$127,641	$35,596	$62,804

     A reconciliation between income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income before income taxes follows:

	Year Ended December 31,
	2007	2008	2009

Computed normal tax expense (benefit)	$85,351	$5,475	$68,562
Goodwill	23,050	27,503	—
Foreign inflation adjustments	(620)	464	1,614
State and local income taxes, net of federal income tax impact	10,991	(1,621)	6,358
Foreign losses not benefited and other changes in valuation allowance	(536)	1,459	(552)
Foreign tax rate differential	3,721	1,537	(1,464)
Foreign dividends, including Section 965	1,405	2,084	2,141
Capital loss benefit	—	—	(12,913)
Changes in uncertain tax positions	1,980	—	6,957
True up to deferred tax items	—	—	(6,453)
Other — net	2,299	(1,305)	(1,446)

Income taxes	$127,641	$35,596	$62,804

     The Company reinvests the undistributed earnings of its foreign subsidiaries, with the exception of its subsidiary in Ecuador. Accordingly, deferred U.S. federal and state income taxes are provided only on the undistributed earnings of the Company’s Ecuador subsidiary. As of December 31, 2009, the cumulative amount of undistributed earnings of the foreign subsidiaries on which the Company has not recognized income taxes was approximately $170,000.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
Deferred Income Taxes
     The tax effects of significant temporary differences and tax loss and tax credit carryforwards comprising the net long-term deferred income tax liabilities as of December 31, 2008 and 2009 consisted of the following:

	December 31,
	2008	2009
Deferred liabilities:
Theatre properties and equipment	$105,079	$102,464
Deferred intercompany sales	14,543	8,650
Intangible asset — contracts	9,545	8,873
Intangible asset — tradenames	114,379	116,054
Intangible asset — net favorable leases	354	(1,596)
Investment in partnerships	36,364	38,405

Total deferred liabilities	280,264	272,850

Deferred assets:
Deferred lease expenses	11,923	13,493
Theatre properties and equipment	9,693	11,672
Deferred revenue — NCM and Fandango	65,613	64,313
Capital lease obligations	46,098	52,645
Interest rate swaps agreements	9,515	7,157
Tax loss carryforwards	12,342	12,747
Alternative minimum tax and other credit carryforwards	3,606	5,634
Other expenses, not currently deductible for tax purposes	2,069	1,915

Total deferred assets	160,859	169,576

Net deferred income tax liability before valuation allowance	119,405	103,274
Valuation allowance against deferred assets	13,463	18,228

Net deferred income tax liability	$132,868	$121,502

Net deferred tax liability — Foreign	$16,645	$13,381
Net deferred tax liability — U.S.	116,223	108,121

Total	$132,868	$121,502

     The Company’s valuation allowance against deferred tax assets increased from $13,463 at December 31, 2008 to $18,228 at December 31, 2009. The increase in the valuation allowance was primarily due to an increase in foreign and state net operating loss carryforwards and foreign tax credit carryovers.
     The Company’s foreign tax credit carryforwards begin expiring in 2015. Some foreign net operating losses will expire in the next reporting period; however, some losses may be carried forward indefinitely. State net operating losses may be carried forward for periods of between five and twenty years with the last expiring year being 2029.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
Uncertain Tax Positions
     The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties, for the years ended December 31, 2007, 2008 and 2009:

Balance at January 1, 2007	$10,512
Gross increases — tax positions in prior period	1,432
Gross increases — current-period tax positions	549

Balance at December 31, 2007	$12,493
Gross increases — tax positions in prior period	37
Gross decreases — tax positions in prior period	(166)
Gross increases — current-period tax positions	2,397
Gross decreases — current-period tax positions	(752)
Reductions due to lapse in statute of limitations	(33)

Balance at December 31, 2008	$13,976
Gross increases — tax positions in prior period	2,274
Gross increases — current-period tax positions	7,607

Balance at December 31, 2009	$23,857

     The Company had $17,523 and $31,661 of gross unrecognized tax benefits, including interest and penalties as of December 31, 2008 and December 31, 2009, respectively. Of these amounts, $13,851 and $23,212 represent the amount of unrecognized tax benefits that if recognized would impact the effective income tax rate for the years ended December 31, 2008 and 2009, respectively. The Company had $3,547 and $7,804 accrued for interest and/or penalties as of December 31, 2008 and 2009, respectively.
     The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and multiple state and foreign jurisdictions, and the Company is routinely under audit by many different tax authorities. The Company believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. The Company is no longer subject to income tax audits from the Internal Revenue Service for years before 2002. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2002. The Company is no longer subject to non-U.S. income tax examinations by tax authorities in its major non-U.S. tax jurisdictions for years before 2004.
     The Company is currently under examination by the Internal Revenue Service for the 2002 through 2007 tax years. It is reasonably possible that the 2002-2004 audits could be completed within the next twelve months. These events could result in a decrease in the Company’s total unrecognized benefits of approximately $13,000 which includes approximately $4,000 of accrued interest.
20. COMMITMENTS AND CONTINGENCIES
     Leases — The Company conducts a significant part of its theatre operations in leased properties under noncancelable operating and capital leases with terms generally ranging from 10 to 25 years. In addition to the minimum annual lease payments, some of the leases provide for contingent rentals based on operating results of the theatre and most require the payment of taxes, insurance and other costs applicable to the property. The Company can renew, at its option, a substantial portion of the leases at defined or then market rental rates for various periods. Some leases also provide for escalating rent payments throughout the lease term. A liability for deferred lease expenses of $23,371 and $27,698 at December 31, 2008 and 2009, respectively, has been provided to account for lease expenses on a straight-line basis, where lease payments are not made on such a basis. Rent expense was as follows:

	Year Ended December 31,
	2007	2008	2009
Fixed rent expense	$164,915	$175,368	$181,075
Contingent rent expense	47,815	50,227	57,704

Total facility lease expense	$212,730	$225,595	$238,779

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Future minimum lease payments under noncancelable operating and capital leases that have initial or remaining terms in excess of one year at December 31, 2009 are due as follows:

	Operating	Capital
	Leases	Leases
2010	$192,606	$21,329
2011	189,798	20,389
2012	185,663	20,528
2013	181,536	20,666
2014	176,684	20,943
Thereafter	939,268	144,554

Total	$1,865,555	$248,409

Amounts representing interest payments		108,041

Present value of future minimum payments		$140,368
Current portion of capital lease obligations		7,340

Capital lease obligations, less current portion		$133,028

     Employment Agreements — Effective June 16, 2008, Cinemark Holdings, Inc. entered into new employment agreements with Alan W. Stock, Timothy Warner, Robert Copple and Michael Cavalier and effective December 15, 2008, Cinemark Holdings, Inc. entered into new employment agreements with Lee Roy Mitchell, Rob Carmony, and John Lundin. Collectively these new employment agreements are herein referred to as the “Employment Agreements”. The Employment Agreements have an initial term of three years subject to an automatic extension for a one-year period, unless the employment agreements are terminated. Effective June 3, 2009, Cinemark Holdings, Inc. terminated its employment agreement with John Lundin. Effective May 25, 2009, Cinemark Holdings, Inc. entered into a new employment agreement with Steve Bunnell that has an initial term of two years subject to an extension for a one year period, unless the agreement is terminated. The base salaries stipulated in the employment agreements are subject to review during the term of the agreements for increase (but not decrease) each year by Cinemark Holdings, Inc.’s Compensation Committee. Management personnel subject to these employment agreements are eligible to receive annual cash incentive bonuses upon the Company meeting certain performance targets established by Cinemark Holdings, Inc.’s Compensation Committee.
     Retirement Savings Plan — The Company has a 401(k) retirement savings plan for the benefit of all employees and makes contributions as determined annually by Cinemark Holdings, Inc.’s board of directors. Contribution payments of $1,795 and $1,834 were made in 2008 (for plan year 2007) and 2009 (for plan year 2008), respectively. A liability of approximately $2,083 has been recorded at December 31, 2009 for contribution payments to be made in 2010 (for plan year 2009).
     Litigation and Litigation Settlements — DOJ Litigation — In March 1999, the Department of Justice (“DOJ”) filed suit in the U.S. District Court, Northern District of Ohio, Eastern Division, against the Company alleging certain violations of the Americans with Disabilities Act of 1990 (the “ADA”) relating to the Company’s wheelchair seating arrangements and seeking remedial action. An order granting summary judgment to the Company was issued in November 2001. The Department of Justice appealed the district court’s ruling with the Sixth Circuit Court of Appeals. On November 7, 2003, the Sixth Circuit Court of Appeals reversed the summary judgment and sent the case back to the district court for further review without deciding whether wheelchair seating at the Company’s theatres comply with the ADA. The Sixth Circuit Court of Appeals also stated that if the district court found that the theatres did not comply with the ADA, any remedial action should be prospective only. The Company and the United States have resolved this lawsuit. A consent order was entered by the U.S. District Court for the Northern District of Ohio, Eastern Division, on November 15, 2004. This consent order fully and finally resolves the United States v. Cinemark USA, Inc. lawsuit, and all claims asserted against the Company in that lawsuit have been dismissed with prejudice. Under the consent order, the Company made modifications to wheelchair seating locations in fourteen stadium-style movie theatres, and spacing and companion seating modifications at 67 auditoriums at other stadium-styled movie theatres. These modifications were completed by November 2009. Upon completion of these modifications, such theatres complied with all existing and pending ADA wheelchair seating requirements, and no further modifications will be required to the Company’s other stadium-style movie theatres in the United States existing on the date of the consent order. Under the consent order, the DOJ approved the seating plans for nine stadium-styled movie theatres under construction. The Company and the DOJ have also created a safe harbor framework for the Company to construct all of its future stadium-style movie theatres. The DOJ has stipulated that all theatres built in compliance with the consent order will comply with the wheelchair seating

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
requirements of the ADA. The Company believes that its obligations under the consent order are not material in the aggregate to its financial position, results of operations and cash flows.
     From time to time, the Company is involved in other various legal proceedings arising from the ordinary course of its business operations, such as personal injury claims, employment matters, landlord-tenant disputes and contractual disputes, some of which are covered by insurance. The Company believes its potential liability with respect to proceedings currently pending is not material, individually or in the aggregate, to the Company’s financial position, results of operations and cash flows.
21. SEGMENTS
     The Company manages its international market and its U.S. market as separate reportable operating segments. The international segment consists of operations in Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The U.S. segment includes U.S. and Canada operations. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues, primarily screen advertising. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report asset information by segment because that information is not used to evaluate the performance or allocate resources.
     Below is a breakdown of select financial information by reportable operating segment:

	Year Ended December 31,
	2007	2008	2009

Revenues:
U.S.	$1,352,042	$1,360,176	$1,558,736
International	333,624	385,817	421,765
Eliminations	(2,825)	(3,706)	(4,001)

Total revenues	$1,682,841	$1,742,287	$1,976,500

	Year Ended December 31,
	2007	2008	2009

Adjusted EBITDA:
U.S.	$310,454	$292,217	$362,865
International	67,138	78,805	83,839

Total Adjusted EBITDA	$377,592	$371,022	$446,704

	Year Ended December 31,
	2008	2009

Capital Expenditures:
U.S.	$77,193	$81,695
International	28,916	43,102

Total capital expenditures	$106,109	$124,797

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
	2007	2008	2009
Net income (loss)	$116,220	$(19,954)	$133,087
Add (deduct):
Income taxes	127,641	35,596	62,804
Interest expense (1)	102,760	74,406	81,609
Gain on NCM transaction	(210,773)	—	—
Gain on Fandango transaction	(9,205)	—	—
Loss on early retirement of debt	7,952	—	—
Other income (2)	(9,282)	(9,785)	(4,525)
Termination of profit participation agreement	6,952	—	—
Depreciation and amortization	148,781	155,326	148,264
Amortization of favorable/unfavorable leases	2,935	2,708	1,251
Impairment of long-lived assets	86,558	113,532	11,858
(Gain) loss on sale of assets and other	(2,953)	8,488	3,202
Deferred lease expenses	5,979	4,350	3,960
Amortization of long-term prepaid rents	1,146	1,717	1,389
Share based awards compensation expense	2,881	4,638	3,805

Adjusted EBITDA	$377,592	$371,022	$446,704

(1)	Includes amortization of debt issue costs.

(2)	Includes interest income, foreign currency exchange gain, dividend income and equity in loss of affiliates and excludes distributions from NCM. Distributions from NCM are reported entirely within the U.S. operating segment.
Financial Information About Geographic Areas
     We have operations in the U.S., Canada, Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala, which are reflected in the consolidated financial statements. Below is a breakdown of select financial information by geographic area:

	Year Ended December 31,
	2007	2008	2009
Revenues
U.S. and Canada	$1,352,042	$1,360,176	$1,558,736
Brazil	157,158	186,159	218,236
Mexico	74,983	78,292	65,206
Other foreign countries	101,483	121,366	138,323
Eliminations	(2,825)	(3,706)	(4,001)

Total	$1,682,841	$1,742,287	$1,976,500

	December 31,
	2008	2009

Theatres properties and equipment, net
U.S. and Canada	$1,073,551	$1,040,395
Brazil	58,641	91,996
Mexico	38,290	39,371
Other foreign countries	37,801	47,826

Total	$1,208,283	$1,219,588

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
22. RELATED PARTY TRANSACTIONS
     The Company leases one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”) on a month-to-month basis. Plitt Plaza is indirectly owned by Lee Roy Mitchell, Cinemark Holdings, Inc.’s Chairman of the Board, who owns approximately 12% of Cinemark Holdings, Inc.’s issued and outstanding shares of common stock. Annual rent is approximately $118 plus certain taxes, maintenance expenses and insurance. The Company recorded $120, $127 and $118 of facility lease and other operating expenses payable to Plitt Plaza joint venture during the years ended December 31, 2007, 2008 and 2009, respectively.
     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $82, $92 and $102 of management fee revenues during the years ended December 31, 2007, 2008 and 2009, respectively. All such amounts are included in the Company’s consolidated financial statements with the intercompany amounts eliminated in consolidation.
     The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC to use, on occasion, a private aircraft owned by Copper Beech Capital, LLC. Copper Beech Capital, LLC is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech Capital, LLC the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip. For the years ended December 31, 2008 and 2009, the aggregate amounts paid to Copper Beech Capital, LLC for the use of the aircraft was approximately $136 and $64, respectively.
     The Company leases 23 theatres and two parking facilities from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy, which owns approximately 6% of Cinemark Holdings, Inc.’s issued and outstanding shares of common stock. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 23 leases, 20 have fixed minimum annual rent in an aggregate amount of approximately $21,791. The three leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. For the years ended December 31, 2007, 2008 and 2009, the Company paid approximately $1,185, $1,078 and $1,087, respectively, in percentage rent for these leases.
     The Company entered into an amended and restated profit participation agreement on March 12, 2004 with its CEO, Alan Stock, which became effective on April 2, 2004, and amended the profit participation agreement with Mr. Stock in effect since May 2002. Under the agreement, Mr. Stock received a profit interest in two theatres once the Company recovered its capital investment in these theatres plus its borrowing costs. During the year ended December 31, 2007, the Company recorded $114 in profit participation expense payable to Mr. Stock, which is included in general and administrative expenses on the Company’s consolidated statement of operations. After Cinemark Holdings, Inc.’s initial public offering of its common stock in April 2007, the Company exercised its option to terminate the amended and restated profit participation agreement and purchased Mr. Stock’s interest in the theatres on May 3, 2007 for a price of $6,853 pursuant to the terms of the agreement. The Company also paid payroll taxes of approximately $99 related to the payment made to terminate the amended and restated profit participation agreement. The aggregate amount paid of $6,952 is reflected within cost of operations in the Company’s consolidated statement of operations for the year ended December 31, 2007 and the agreement with Mr. Stock has been terminated.
     Prior to the completion of the Century Acquisition, Century Theatres, Inc. owned certain shares of Fandango, Inc., an on-line ticketing distributor. In connection with the Century Acquisition, the Company agreed to pay Syufy the cash proceeds received by the Company in connection with any sale of such shares of Fandango, Inc. up to a maximum amount of $2,800. As discussed in Note 7, the Company sold all of its shares of Fandango, Inc. stock during May 2007 for approximately $14,147 of consideration and paid $2,800 of the cash consideration to Syufy in accordance with the Century Acquisition agreement.
     The Company has paid certain fees and expenses on behalf of its parent, Cinemark Holdings, Inc. and Cinemark Holdings, Inc. has paid income taxes on behalf of the Company. The net (payable to)/receivable from Cinemark Holdings, Inc. as of December 31, 2008 and December 31, 2009 was $(32,724) and $7,656, respectively.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
23. VALUATION AND QUALIFYING ACCOUNTS
     The Company’s valuation allowance for deferred tax assets for the years ended December 31, 2007, 2008 and 2009 were as follows:

Valuation Allowance
for Deferred
Tax Assets
Balance at January 1, 2007	$8,862
Additions	2,370
Deductions	(1,360)

Balance at December 31, 2007	$9,872
Additions	4,200
Deductions	(609)

Balance at December 31, 2008	$13,463
Additions	5,163
Deductions	(398)

Balance at December 31, 2009	$18,228

24. SUBSEQUENT EVENT — DCIP
     On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “agreements”) with Kasima, which is a wholly-owned subsidiary of the Company’s joint venture DCIP and a related party to the Company. Upon signing the agreements, the Company contributed cash of $1,201 and its existing digital equipment at a fair value of $16,380 to DCIP (collectively the “contributions”). The net book value of the contributed equipment was approximately $18,138, and as a result, the Company will record a loss of approximately $1,758 during the three months ending March 31, 2010. Subsequent to the contributions, the Company continues to have a 33% voting interest in DCIP and now has a 24.3% economic interest in DCIP.
     As a result of these agreements, the Company will begin a rollout of 3-D compatible digital projection systems to a majority of its first run U.S. theatres. The digital projection systems will be leased from Kasima under a twelve-year lease that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, the Company will pay minimum annual rent of one thousand dollars per digital projection system for the first six and a half years from the effective date of the agreement and minimum annual rent of three thousand dollars per digital projection system beginning at six and a half years from the effective date through the end of the lease term. The Company is also subject to various types of other rent if such projection systems do not meet minimum performance requirements as outlined in the agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum.
     The Company has a variable interest in Kasima, however the Company has concluded that it is not the primary beneficiary of Kasima. The Company will continue to account for its investment in DCIP and its subsidiaries under the equity method of accounting due to its continued 33% voting interest in DCIP.
     The digital projection systems leased from Kasima will replace a majority of the Company’s existing 35 millimeter projection systems in its U.S. theatres. Therefore, the Company will accelerate the depreciation of these existing 35 millimeter projections systems over the next two years, based on the estimated timeframe in which they will be replaced. The net book value of the existing 35 millimeter projection systems to be replaced was approximately $17,700 as of December 31, 2009.
25. SUBSEQUENT EVENT — AMENDMENT AND EXTENSION OF SENIOR SECURED CREDIT FACILITY
     On March 2, 2010, the Company completed an amendment and extension to its existing senior secured credit facility to primarily extend the maturities of the facility and make certain other modifications. Approximately $924,375 of the Company’s $1,083,600 outstanding term loan debt has been extended from an original maturity date of October 2013 to a maturity date of April 2016. Payments on the extended amount will be due in equal quarterly installments of 0.25% of the extended amount beginning March 31, 2010 through March 31, 2016 with the remaining principal amount due April 30, 2016. The interest rate on this extended portion of the term loan is, at the Company’s option, at the base rate plus 2.25% or a eurodollar rate plus 3.25%. The maturity date of, the interest rates applicable to and the quarterly payments for the remaining $159,225 of the Company’s outstanding term loan did not change.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     In addition, the maturity date of $73,500 of the Company’s $150,000 revolving line of credit has been extended from October 2012 to March 2015. The interest rate on this extended portion of the revolving line of credit is, at the Company’s option, at the base rate plus a margin that ranges from 1.75% to 2.00% or a eurodollar rate plus a margin that ranges from 2.75% to 3.00%. The maturity date of and the interest rates applicable to the remaining $76,500 of the Company’s revolving line of credit did not change.
     The Company incurred debt issue costs of approximately $8,600 related to this amendment and extension.
26. SUBSEQUENT EVENT — EARTHQUAKE IN CHILE
     On February 27, 2010, an 8.8 magnitude earthquake occurred in Chile, a country in which the Company has eleven theatres, a local corporate office and approximately 800 employees. For the year ended December 31, 2009, revenues generated by the Company’s Chile locations was 1.6% of the Company’s total revenues. The Company has property and business interruption insurance for its Chile locations. The insurance policy covers earthquake damage up to a specified limit with applicable deductibles per location. The Company expects to reopen seven of its theatres within the next week and is continuing to assess the level and nature of the damage to its other four theatres.
27. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS
     As of December 31, 2009, the Company had outstanding $470,000 aggregate principal amount of 8.625% senior notes due 2019. These senior notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the following subsidiaries of Cinemark USA, Inc.:
     Cinemark, L.L.C., Sunnymead Cinema Corp., Cinemark Properties, Inc., Greeley Holdings, Inc., Trans Texas Cinema, Inc., Cinemark Mexico (USA), Inc., Brasil Holdings, LLC, Cinemark Leasing Company, Cinemark Partners I, Inc., Multiplex Properties, Inc., Multiplex Services, Inc., CNMK Investments, Inc., CNMK Texas Properties, LLC., Cinemark Concessions LLC, Laredo Theatres, Ltd, Century Theatres, Inc., Marin Theatre Management, LLC, Century Theatres NG, LLC, Cinearts LLC, Cinearts Sacramento, LLC, Corte Madera Theatres, LLC, Novato Theatres, LLC, San Rafael Theatres, LLC, Northbay Theatres, LLC, Century Theatres Summit Sierra, LLC and Century Theatres Seattle, LLC.
     The following supplemental condensed consolidating financial information presents:
1.	Condensed consolidating balance sheet information as of December 31, 2007, 2008 and 2009, condensed consolidating statements of operations information and condensed consolidating statements of cash flows information for the years ended December 31, 2007, 2008 and 2009.

2.	Cinemark USA, Inc. (the “Parent” and “Issuer”), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method of accounting and therefore, the Parent column reflects the equity income (loss) of its Guarantor Subsidiaries and Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Guarantor Subsidiaries and Non-Guarantor Subsidiaries column. Additionally, the Guarantor Subsidiaries column reflects the equity income (loss) of its Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Non-Guarantor Subsidiaries column.

3.	Elimination entries necessary to consolidate the Parent and all of its Subsidiaries.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 31, 2007

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
			(In thousands)
Revenues	$472,038	$920,099	$352,996	$(62,292)	$1,682,841

Cost of operations
Theatre operating costs	425,248	617,839	267,295	(62,292)	1,248,090
General and administrative expenses	7,012	57,474	21,130	—	85,616
Depreciation and amortization	22,075	93,355	36,286	—	151,716
Impairment of long-lived assets	29,939	44,131	12,488	—	86,558
(Gain) loss on sale of assets and other	(3,415)	(140)	602	—	(2,953)

Total cost of operations	480,859	812,659	337,801	(62,292)	1,569,027

Operating income (loss)	(8,821)	107,440	15,195	—	113,814

Other income (expense)
Interest expense	(90,931)	(14,168)	(4,921)	7,260	(102,760)
Gain on NCM transaction	—	—	210,773	—	210,773
Gain on Fandango transaction	1,148	8,057	—	—	9,205
Distributions from NCM	—	—	11,499	—	11,499
Equity in income (loss) of affiliates	200,867	6,048	(2,552)	(206,825)	(2,462)
Other income (expense)	(4,144)	8,139	7,057	(7,260)	3,792

Total other income	106,940	8,076	221,856	(206,825)	130,047

Income before income taxes	98,119	115,516	237,051	(206,825)	243,861
Income taxes	(17,309)	57,955	86,995	—	127,641

Net income	115,428	57,561	150,056	(206,825)	116,220
Less: Net income (loss) attributable to noncontrolling interests	—	(7)	799	—	792

Net income attributable to Cinemark USA, Inc.	$115,428	$57,568	$149,257	$(206,825)	$115,428

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
YEAR ENDED DECEMBER 31, 2007

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
		(In thousands)
Operating activities
Net income	$115,428	$57,561	$150,056	$(206,825)	$116,220
Adjustments to reconcile net income to cash provided by (used for) operating activities	(204,659)	136,523	60,467	206,825	199,156
Gain on NCM transaction	—	—	(210,773)	—	(210,773)
Gain on Fandango transaction	(1,148)	(8,057)	—	—	(9,205)
Increase in deferred revenue related to NCM transaction	174,001	—	—	—	174,001
Increase in deferred revenue related to Fandango transaction	—	5,000	—	—	5,000
Changes in assets and liabilities	178,347	(100,628)	(7,410)	—	70,309

Net cash provided by (used for) operating activities	261,969	90,399	(7,660)	—	344,708

Investing activities
Additions to theatre properties and equipment	(24,427)	(85,808)	(36,069)	—	(146,304)
Proceeds from sale of theatre properties and equipment	4,612	31,823	1,097	—	37,532
Net proceeds from sale of NCM stock	—	—	214,842	—	214,842
Net proceeds from sale of Fandango stock	1,319	10,028	—	—	11,347
Net transactions with affiliates	121,638	5,990	—	(127,628)	—
Other	—	(22,739)	(1,500)	—	(24,239)

Net cash provided by (used for) investing activities	103,142	(60,706)	178,370	(127,628)	93,178

Financing activities
Dividends paid to parent	—	—	(121,730)	121,730	—
Retirement of senior subordinated notes	(332,066)	—	—	—	(332,066)
Repayments of long-term debt	(15,514)	—	(3,924)	—	(19,438)
Net changes in intercompany notes	—	—	(5,936)	5,936	—
Payments on capital leases	—	(3,675)	(84)	—	(3,759)
Other	—	38	(1,730)	(38)	(1,730)

Net cash used for financing activities	(347,580)	(3,637)	(133,404)	127,628	(356,993)

Effect of exchange rate changes on cash and cash equivalents	—	—	5,445	—	5,445

Increase in cash and cash equivalents	17,531	26,056	42,751	—	86,338
Cash and cash equivalents:
Beginning of year	37,680	49,589	59,776	—	147,045

End of year	$55,211	$75,645	$102,527	$—	$233,383

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET INFORMATION
DECEMBER 31, 2008

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
			(In thousands)
Assets
Current assets
Cash and cash equivalents	$39,039	$163,007	$111,192	$—	$313,238
Other current assets	37,173	28,350	15,531	(30,764)	50,290

Total current assets	76,212	191,357	126,723	(30,764)	363,528
Theatre properties and equipment — net	275,191	778,455	154,637	—	1,208,283

Other assets	2,400,337	506,572	270,372	(1,730,254)	1,447,027

Total assets	$2,751,740	$1,476,384	$551,732	$(1,761,018)	$3,018,838

Liabilities and stockholder’s equity

Current liabilities

Current portion of long-term debt	$11,200	$—	$1,250	$—	$12,450
Current portion of capital lease obligations	320	4,712	500	—	5,532
Accounts payable to parent	151,324	(134,592)	15,992	—	32,724
Accounts payable and accrued expenses	104,608	81,394	52,450	(25,381)	213,071

Total current liabilities	267,452	(48,486)	70,192	(25,381)	263,777

Long-term liabilities
Long-term debt, less current portion	1,088,280	10,015	53,068	(66,669)	1,084,694
Capital lease obligations, less current portion	7,751	105,346	5,083	—	118,180
Other long-term liabilities and deferrals	245,337	199,320	21,412	(69,773)	396,296

Total long-term liabilities	1,341,368	314,681	79,563	(136,442)	1,599,170

Commitments and contingencies

Stockholder’s equity
Cinemark USA, Inc.’s stockholder’s equity:
Common stock	49,543	457,372	168,782	(626,154)	49,543
Other stockholder’s equity	1,093,377	752,614	220,427	(973,041)	1,093,377

Total Cinemark USA, Inc. stockholder’s equity	1,142,920	1,209,986	389,209	(1,599,195)	1,142,920
Noncontrolling interests	—	203	12,768	—	12,971

Total stockholder’s equity	1,142,920	1,210,189	401,977	(1,599,195)	1,155,891

Total liabilities and stockholder’s equity	$2,751,740	$1,476,384	$551,732	$(1,761,018)	$3,018,838

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 31, 2008

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
			(In thousands)
Revenues	$463,288	$942,602	$405,111	$(68,714)	$1,742,287

Cost of operations
Theatre operating expenses	433,016	639,973	306,950	(68,714)	1,311,225
General and administrative expenses	11,024	56,430	22,129	—	89,583
Depreciation and amortization	21,112	101,301	35,621	—	158,034
Impairment of long-lived assets	88,045	18,281	7,206	—	113,532
Loss on sale of assets and other	1,443	5,200	1,845	—	8,488

Total cost of operations	554,640	821,185	373,751	(68,714)	1,680,862

Operating income (loss)	(91,352)	121,417	31,360	—	61,425

Other income (expense)
Interest expense	(63,891)	(13,133)	(4,711)	7,329	(74,406)
Distributions from NCM	720	—	18,118	—	18,838
Equity in income (loss) of affiliates	98,427	10,236	(2,335)	(108,701)	(2,373)
Other income (expense)	2,672	9,216	7,599	(7,329)	12,158

Total other income	37,928	6,319	18,671	(108,701)	(45,783)

Income (loss) before income taxes	(53,424)	127,736	50,031	(108,701)	15,642
Income taxes	(29,575)	46,140	19,031	—	35,596

Net income (loss)	(23,849)	81,596	31,000	(108,701)	(19,954)

Less: Net income attributable to noncontrolling interests	—	20	3,875	—	3,895

Net income (loss) attributable to Cinemark USA, Inc.	$(23,849)	$81,576	$27,125	$(108,701)	$(23,849)

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
YEAR ENDED DECEMBER 31, 2008

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)

Operating activities
Net income (loss)	$(23,849)	$81,596	$31,000	$(108,701)	$(19,954)
Adjustments to reconcile net income (loss) to cash provided by operating activities	(23,385)	122,125	56,536	108,701	263,977
Changes in assets and liabilities	73,389	(87,059)	(10,565)	—	(24,235)

Net cash provided by operating activities	26,155	116,662	76,971	—	219,788

Investing activities
Additions to theatre properties and equipment	(21,894)	(55,047)	(29,168)	—	(106,109)
Proceeds from sale of theatre properties and equipment	1,442	761	336	—	2,539
Acquisition of theatres	(5,011)	—	(5,100)	—	(10,111)
Net transactions with affiliates	2,991	6,407	—	(9,398)	—
Other	—	22,739	(4,000)	—	18,739

Net cash used for investing activities	(22,472)	(25,140)	(37,932)	(9,398)	(94,942)

Financing activities
Dividends paid to parent	—	—	(3,029)	3,029	—
Retirement of senior subordinated notes	(3)	—	—	—	(3)
Repayments of long-term debt	(6,886)	—	(3,544)	—	(10,430)
Net changes in intercompany notes	—	—	(6,369)	6,369	—
Payments on capital leases	(241)	(4,160)	(500)	—	(4,901)
Other	(12,725)	—	(1,231)	—	(13,956)

Net cash used for financing activities	(19,855)	(4,160)	(14,673)	9,398	(29,290)

Effect of exchange rate changes on cash and cash equivalents	—	—	(15,701)	—	(15,701)

Increase (decrease) in cash and cash equivalents	(16,172)	87,362	8,665	—	79,855
Cash and cash equivalents:
Beginning of year	55,211	75,645	102,527	—	233,383

End of year	$39,039	$163,007	$111,192	$—	$313,238

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET INFORMATION
DECEMBER 31, 2009
(In thousands)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$39,761	$237,540	$160,436	$—	$437,737
Other current assets	55,841	32,800	16,516	(36,113)	69,044
Accounts receivable from (payable to) parent	(153,678)	173,888	(12,554)	—	7,656

Total current assets	(58,076)	444,228	164,398	(36,113)	514,437

Theatre properties and equipment — net	307,089	713,860	198,639	—	1,219,588

Other assets	2,623,968	637,645	318,536	(2,030,586)	1,549,563

Total assets	$2,872,981	$1,795,733	$681,573	$(2,066,699)	$3,283,588

Liabilities and stockholder’s equity

Current liabilities

Current portion of long-term debt	$11,200	$—	$1,027	$—	$12,227
Current portion of capital lease obligations	1,313	5,527	500	—	7,340
Accounts payable and accrued expenses	120,790	94,721	75,982	(30,326)	261,167

Total current liabilities	133,303	100,248	77,509	(30,326)	280,734

Long-term liabilities
Long-term debt, less current portion	1,532,151	4,440	35,930	(41,043)	1,531,478
Capital lease obligations, less current portion	28,491	99,819	4,718	—	133,028
Other long-term liabilities and deferrals	271,691	156,797	57,898	(70,179)	416,207

Total long-term liabilities	1,832,333	261,056	98,546	(111,222)	2,080,713

Commitments and contingencies

Stockholder’s equity
Cinemark USA, Inc.’s stockholder’s equity:
Common stock	49,543	457,372	167,765	(625,137)	49,543
Other stockholder’s equity	857,802	976,729	323,285	(1,300,014)	857,802

Total Cinemark USA, Inc. stockholder’s equity	907,345	1,434,101	491,050	(1,925,151)	907,345
Noncontrolling interests	—	328	14,468	—	14,796

Total stockholder’s equity	907,345	1,434,429	505,518	(1,925,151)	922,141

Total liabilities and stockholder’s equity	$2,872,981	$1,795,733	$681,573	$(2,066,699)	$3,283,588

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 31, 2009

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$573,291	$1,035,099	$441,278	$(73,168)	$1,976,500

Cost of operations
Theatre operating expenses	512,741	689,544	335,837	(73,168)	1,464,954
General and administrative expenses	16,241	54,289	24,288	—	94,818
Depreciation and amortization	26,121	93,903	29,491	—	149,515
Impairment of long-lived assets	5,525	4,922	1,411	—	11,858
Loss on sale of assets and other	809	2,319	74	—	3,202

Total cost of operations	561,437	844,977	391,101	(73,168)	1,724,347

Operating income	11,854	190,122	50,177	—	252,153

Other income (expense)
Interest expense	(71,777)	(12,252)	(3,232)	5,652	(81,609)
Distributions from NCM	960	—	19,862	—	20,822
Equity in income (loss) of affiliates	160,435	25,771	(975)	(186,138)	(907)
Other income (expense)	849	5,461	4,774	(5,652)	5,432

Total other income	90,467	18,980	20,429	(186,138)	(56,262)

Income before income taxes	102,321	209,102	70,606	(186,138)	195,891
Income taxes	(27,118)	71,134	18,788	—	62,804

Net income	129,439	137,968	51,818	(186,138)	133,087
Less: Net income attributable to noncontrolling interests	—	104	3,544	—	3,648

Net income attributable to Cinemark USA, Inc.	$129,439	$137,864	$48,274	$(186,138)	$129,439

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
YEAR ENDED DECEMBER 31, 2009
(In thousands)

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
			(In thousands)
Operating activities
Net income	$129,439	$137,968	$51,818	$(186,138)	$133,087
Adjustments to reconcile net income to cash provided by operating activities	(102,910)	36,481	63,389	186,138	183,098
Changes in assets and liabilities	114,711	(71,950)	7,760	—	50,521

Net cash provided by operating activities	141,240	102,499	122,967	—	366,706

Investing activities
Additions to theatre properties and equipment	(43,752)	(37,385)	(43,660)	—	(124,797)
Proceeds from sale of theatre properties and equipment	1,532	369	277	—	2,178
Acquisition of theatres in the U.S.	(48,950)	—	—	—	(48,950)
Acquisition of theatres in Brazil	—	—	(9,061)	—	(9,061)
Investment in joint venture — DCIP	—	—	(2,500)	—	(2,500)
Net transactions with affiliates	8,321	22,823	—	(31,144)	—

Net cash used for investing activities	(82,849)	(14,193)	(54,944)	(31,144)	(183,130)

Financing activities
Capital contributions from parent	19,650	—	—	—	19,650
Dividends paid to parent	(510,600)	(150)	(14,769)	14,919	(510,600)
Payroll taxes paid as a result of immaculate stock exercies	(61)	(8,911)	—	—	(8,972)
Proceeds from issuance of senior notes	458,532	—	—	—	458,532
Payment of debt issue costs	(13,003)	—	—	—	(13,003)
Repayments of other long-term debt	(11,200)	—	(1,405)	—	(12,605)
Net changes in intercompany notes	—	—	(16,225)	16,225	—
Payments on capital leases	(987)	(4,712)	(365)	—	(6,064)
Other	—	—	(2,416)	—	(2,416)

Net cash used for financing activities	(57,669)	(13,773)	(35,180)	31,144	(75,478)

Effect of exchange rate changes on cash and cash equivalents	—	—	16,401	—	16,401

Increase in cash and cash equivalents	722	74,533	49,244	—	124,499
Cash and cash equivalents:
Beginning of year	39,039	163,007	111,192	—	313,238

End of year	$39,761	$237,540	$160,436	$—	$437,737

* * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Members of
National CineMedia, LLC
Centennial, Colorado
We have audited the accompanying balance sheets of National CineMedia, LLC (the “Company”) as of December 31, 2009 and January 1, 2009, and the related statements of operations, members’ equity (deficit), and cash flows for the years ended December 31, 2009 and January 1, 2009, the period February 13, 2007 through December 27, 2007, and for the period December 29, 2006 through February 12, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and January 1, 2009, and the results of its operations and its cash flows for the years ended December 31, 2009 and January 1, 2009, the period February 13, 2007 through December 27, 2007, and for the period December 29, 2006 through February 12, 2007, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Denver, Colorado
March 9, 2010

NATIONAL CINEMEDIA, LLC
BALANCE SHEETS
(In millions)

	December 31, 2009	January 1, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37.8	$34.1
Receivables, net of allowance of $3.6 and $2.6 million, respectively	89.0	92.0
Prepaid expenses	1.5	1.6
Prepaid management fees to managing member	0.6	0.5

Total current assets	128.9	128.2
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $39.3 and $27.0 million, respectively	23.7	28.0
INTANGIBLE ASSETS, net of accumulated amortization of $4.4 and $1.5 million, respectively	134.2	111.8
OTHER ASSETS:
Debt issuance costs, net	9.2	11.1
Equity method investment	7.4	—
Other long-term assets	1.0	0.8

Total other assets	17.6	11.9

TOTAL	$304.4	$279.9

LIABILITIES AND MEMBERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	29.8	25.6
Amounts due to managing member	22.9	22.1
Accrued expenses	12.4	6.3
Current portion of long-term debt	4.3	—
Accrued payroll and related expenses	6.6	5.7
Accounts payable	11.3	11.2
Deferred revenue and other current liabilities	2.8	3.4

Total current liabilities	90.1	74.3
OTHER LIABILITIES:
Borrowings	799.0	799.0
Interest rate swap agreements	54.6	87.7
Other long-term liabilities	0.3	4.5

Total other liabilities	853.9	891.2

Total liabilities	944.0	965.5

COMMITMENTS AND CONTINGENCIES (NOTE 9)

MEMBERS’ EQUITY/(DEFICIT)	(639.6)	(685.6)

TOTAL	$304.4	$279.9

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC
STATEMENTS OF OPERATIONS
(In millions)

			Period	Period
			February 13,	December 29,
	Year Ended	Year Ended	2007 through	2006 through
	December 31,	January 1,	December 27,	February 12,
	2009	2009	2007	2007

REVENUE:
Advertising (including revenue from founding members of $36.3, $43.3, $40.9 and $0 million, respectively)	$335.1	$330.3	$282.7	$20.6
Administrative fees—founding members	—	—	—	0.1
Fathom Events	45.5	38.9	25.4	2.9
Other	0.1	0.3	0.2	—

Total	380.7	369.5	308.3	23.6

OPERATING EXPENSES:
Advertising operating costs	20.0	18.7	9.1	1.1
Fathom Events operating costs	29.1	25.1	15.4	1.4
Network costs	18.6	17.0	13.3	1.7
Theatre access fees/circuit share costs—founding members	52.7	49.8	41.5	14.4
Selling and marketing costs	50.2	47.9	40.9	5.2
Administrative costs	14.8	14.5	10.0	2.8
Administrative fee – managing member	10.8	9.7	9.2	—
Severance plan costs	—	0.5	1.5	0.4
Depreciation and amortization	15.6	12.4	5.0	0.7
Other costs	0.7	0.7	0.9	—

Total	212.5	196.3	146.8	27.7

OPERATING INCOME (LOSS)	168.2	173.2	161.5	(4.1)

Interest Expense, Net:
Borrowings	47.1	51.8	48.0	0.1
Change in derivative fair value	(7.0)	14.2	—	—
Interest income and other	(2.0)	(0.2)	(0.2)	—

Total	38.1	65.8	47.8	0.1
Impairment and related loss	—	11.5	—	—

INCOME (LOSS) BEFORE INCOME TAXES	130.1	95.9	113.7	(4.2)
Provision for Income Taxes	0.8	0.6	—	—
Equity loss from investment, net	0.8	—	—	—

NET INCOME (LOSS)	$128.5	$95.3	$113.7	$(4.2)

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC
STATEMENTS OF MEMBERS’ EQUITY/(DEFICIT)
(In millions)

Total
Balance—December 28, 2006	$3.5
Contribution of severance plan payments	0.4
Net loss	(4.2)

Balance—February 12, 2007	$(0.3)

Balance—February 13, 2007	$(0.3)
Contribution of severance plan payments	1.5
Capital contribution from managing member	746.1
Capital contribution from founding member	11.2
Distribution to managing member	(53.3)
Distribution to founding members	(1,521.6)
Reclassification of unit option plan	2.3
Comprehensive Income:
Unrealized (loss) on cash flow hedge	(14.4)
Net income	113.7

Total Comprehensive Income	99.3

Share-based compensation expense	1.0

Balance—December 27, 2007	$(713.8)

Contribution of severance plan payments	0.5
Capital contribution from managing member	0.6
Capital contribution from founding members	4.7
Distribution to managing member	(55.5)
Distribution to founding members	(75.5)
Units issued for purchase of intangible asset	116.1
Comprehensive Income:
Unrealized (loss) on cash flow hedge	(59.1)
Net income	95.3

Total Comprehensive Income	36.2
Share-based compensation expense	1.1

Balance—January 1, 2009	$(685.6)

Capital contribution from founding members	0.1
Distribution to managing member	(57.8)
Distribution to founding members	(81.5)
Units issued for purchase of intangible asset	28.5
Comprehensive Income:
Unrealized (loss) on cash flow hedge	26.1
Net income	128.5

Total Comprehensive Income	154.6
Share-based compensation expense	2.1

Balance—December 31, 2009	$(639.6)

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC
STATEMENTS OF CASH FLOWS
(In millions)

			Period	Period
			February 13,	December 29,
	Year Ended	Year Ended	2007 through	2006 through
	December 31,	January 1,	December 27,	February 12,
	2009	2009	2007	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$128.5	$95.3	$113.7	$(4.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15.6	12.4	5.0	0.7
Non-cash severance plan and share-based compensation	2.0	1.5	2.5	0.7
Non-cash impairment and related loss	—	11.5	—	—
Net unrealized hedging transactions	(7.0)	14.2	—	—
Equity in losses from investment	0.8	—	—	—
Amortization of debt issuance costs	1.9	1.9	1.7	—
Changes in operating assets and liabilities:
Receivables—net	3.0	(0.4)	(40.3)	12.6
Accounts payable and accrued expenses	6.9	(0.7)	10.4	(4.4)
Amounts due to founding members and managing member	1.2	0.4	(51.1)	(3.7)
Other	(3.5)	0.1	(1.3)	0.5

Net cash provided by operating activities	149.4	136.2	40.6	2.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8.4)	(16.6)	(13.8)	(0.5)
Increase in investment in affiliate	(2.0)	—	(7.0)	—
Other	—	—	(0.3)	—

Net cash (used in) investing activities	(10.4)	(16.6)	(21.1)	(0.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reimbursement (payment) of offering costs and fees	—	—	4.7	(0.1)
Proceeds from borrowings	—	139.0	924.0	13.0
Repayments of borrowings	(3.0)	(124.0)	(150.0)	(13.0)
Proceeds from managing member contributions	—	0.6	746.1	—
Proceeds from founding member contributions	3.6	9.7	7.5	—
Distribution to founding members and managing member	(135.9)	(118.3)	(1,538.0)	—
Payment of debt issuance costs	—	—	(14.6)	—

Net cash (used in) financing activities	(135.3)	(93.0)	(20.3)	(0.1)

CHANGE IN CASH AND CASH EQUIVALENTS	3.7	26.6	(0.8)	1.6
CASH AND CASH EQUIVALENTS:
Beginning of period	34.1	7.5	8.3	6.7

End of period	$37.8	$34.1	$7.5	$8.3

(Continued)
See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC
STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)

			Period	Period
			February 13,	December 29,
	Year Ended	Year Ended	2007 through	2006 through
	December 31,	January 1,	December 27,	February 12,
	2009	2009	2007	2007

Supplemental disclosure of non-cash financing and investing activity:
Contribution for severance plan payments	—	$0.5	$1.5	$0.4
Increase in distributions payable to founding members and managing member	$53.1	$49.7	$37.0	—
Contributions from members collected after period end	—	$0.4	$3.7	—
Integration payment from founding member collected after period end	$1.2	$1.2	—	—
Purchase of an intangible asset with subsidiary equity	$28.5	$116.1	—	—
Settlement of put liability by issuance of debt	$7.0	—	—	—
Assets acquired in settlement of put liability	$2.5	—	—	—
Increase in property and equipment not requiring cash in the period	—	—	$0.6	—
Unit option plan reclassified to equity	—	—	$2.3	—

Supplemental disclosure of cash flow information:
Cash paid for interest	$38.8	$48.3	$44.0	$0.1
Cash paid for income taxes	$0.8	$0.6	—	—
See accompanying notes to financial statements.

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Formation of Business
     National CineMedia, LLC (“NCM LLC” or “the Company”) commenced operations on April 1, 2005 and operates the largest digital in-theatre network in North America, allowing NCM LLC to distribute advertising, Fathom Business meeting services, and Fathom Consumer entertainment services under long-term exhibitor services agreements (“ESAs”) with American Multi-Cinema, Inc. (“AMC”), a wholly owned subsidiary of AMC Entertainment, Inc. (“AMCE”), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group (“Regal”), and Cinemark USA, Inc. (“Cinemark USA”), a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”). AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members”. NCM LLC also provides such services to certain third-party theater circuits under multi-year network affiliate agreements, which expire at various dates.
     NCM LLC was formed through the combination of the operations of National Cinema Network, Inc. (“NCN”), a wholly owned subsidiary of AMCE, and Regal CineMedia Corporation (“RCM”), a wholly owned subsidiary of Regal. All assets contributed to and liabilities assumed by NCM LLC were recorded on NCM LLC’s accounting records in the amounts as reflected on the Members’ historic accounting records, based on the application of accounting principles as provided in ASC Topic 805- Business Combinations (formerly under Emerging Issues Task Force (“EITF”) 98–4, Accounting by a Joint Venture for Businesses Received at its Formation). Although legally structured as a limited liability company, NCM LLC was considered a joint venture for accounting purposes given the joint control provisions of the operating agreement among the members, consistent with ASC Topic 323 – Investments – Equity Method and Joint Venture (formerly Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock). RCM and NCN are each considered to be predecessors of NCM LLC. Cinemark became a founding member on July 15, 2005 through units, which were issued to Cinemark Media, Inc. (“Cinemark Media”), a wholly owned subsidiary of Cinemark USA, Inc.
     Initial Public Offering and Related Transactions
     On February 13, 2007, National CineMedia, Inc. (“NCM, Inc.” or “managing member”), a Company formed by NCM LLC and incorporated in the State of Delaware with the sole purpose of becoming a member and sole manager of NCM LLC, closed its initial public offering (“IPO”). NCM, Inc. used the net proceeds from its IPO to purchase a 44.8% interest in NCM LLC, paying NCM LLC $746.1 million, which included reimbursement to NCM LLC for expenses the Company advanced related to the NCM, Inc. IPO and paying the founding members $78.5 million for a portion of the NCM LLC units owned by them. NCM LLC paid $686.3 million of the funds received from NCM, Inc. to the founding members as consideration for their agreement to modify the then-existing ESAs. Proceeds received by NCM LLC from NCM, Inc. of $59.8 million, together with $709.7 million net proceeds from NCM LLC’s new senior secured credit facility (see Note 6), entered into concurrently with the completion of NCM, Inc.’s IPO were used to redeem $769.5 million in NCM LLC preferred units held by the founding members. The preferred units were created immediately prior to the NCM, Inc. IPO in a non-cash recapitalization of each membership unit into one common unit and one preferred unit. Immediately prior to this non-cash recapitalization, the existing common units and employee unit options (see Note 7) were split on a 44,291-to-1 basis. All unit and per unit amounts in these financial statements reflect the impact of this split.
     At December 31, 2009, NCM LLC had 101,557,505 membership units outstanding, of which 42,121,747 (41.5%) were owned by NCM, Inc., 25,425,689 (25.0%) were owned by RCM, 18,821,114 (18.5%) were owned by AMC, and 15,188,955 (15.0%) were owned by Cinemark.
     In connection with the completion of the NCM, Inc.’s IPO, NCM, Inc. and the founding members entered into a third amended and restated limited liability company operating agreement of NCM LLC (“LLC Operating Agreement”). Under the LLC Operating Agreement, NCM, Inc. became a member and the sole manager of NCM LLC. As the sole manager, NCM, Inc. is able to control all of the day to day business affairs and decision-making of NCM LLC without the approval of any other member. NCM, Inc. cannot be removed as manager of NCM LLC. NCM LLC entered into a management services agreement with NCM, Inc. pursuant to which NCM, Inc. agrees to provide certain specific management services to NCM LLC, including those services typically provided by the individuals serving in the positions of president and chief executive officer, president of sales and chief marketing officer, executive vice president and chief financial officer, executive vice president and chief operations officer and executive vice president and general counsel. In exchange for the services, NCM LLC reimburses NCM, Inc. for compensation and other expenses of the officers and for certain out-of-pocket costs (see Note 5). NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll and accounting and financial reporting. The management services agreement also provides that NCM LLC employees may participate in the NCM, Inc. equity incentive plan (see Note 7). NCM LLC will indemnify NCM Inc. for any losses arising from NCM Inc.’s performance under the management services agreement, except that NCM Inc. will indemnify NCM LLC for any losses caused by NCM Inc.’s willful misconduct or gross negligence.

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
     The ESAs with the founding members were amended and restated in conjunction with the NCM, Inc. IPO. Subject to limited exceptions, under the ESAs NCM LLC is the exclusive provider of advertising services to the founding members for a 30-year term (with a five-year right of first refusal commencing one year before the end of the term) beginning February 13, 2007 and Fathom Events services to the founding members for an initial five-year term, with an automatic five-year renewal providing certain financial tests are met. In exchange for the right to provide these services to the founding members, NCM LLC is required to pay to the founding members a theatre access fee which is a specified calculation based on the attendance at the founding member theatres and the number of digital screens in founding member theatres. Prior to the NCM, Inc. IPO, NCM LLC paid to the founding members a percentage of NCM LLC’s advertising revenue as advertising circuit share. Upon the completion of the NCM, Inc. IPO, the founding members made additional time available for sale by NCM LLC, subject to a first right to purchase the time, if needed, by the founding members to fulfill advertising obligations with their in-theatre beverage concessionaries.
     Basis of Presentation
     The Company has prepared its financial statements and related notes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).
     The Company’s historical financial data may not be indicative of the Company’s future performance nor will such data reflect what its financial position and results of operations would have been had it operated as an independent company during the entirety of all periods presented. NCM, Inc.’s IPO was completed in February 2007. In addition, as a result of the various related-party agreements discussed in Note 5, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.
     The founding members received all of the proceeds from NCM, Inc.’s IPO and the related issuance of debt, except for amounts needed to pay out-of-pocket costs of the financings and other expenses, and $10.0 million to repay outstanding amounts under NCM LLC’s then-existing revolving line of credit agreement. In conformity with accounting guidance of the SEC concerning monetary consideration paid to promoters, such as the founding members, in exchange for property conveyed by the promoters, the excess over predecessor cost was treated as a special distribution. Because the founding members had no cost basis in the ESAs, all payments to the founding members with the proceeds of NCM Inc.’s IPO and related debt, amounting to approximately $1.456 billion, have been accounted for as distributions, except for the payments to liquidate accounts payable to the founding members arising from the ESAs. The distributions by NCM LLC to the founding members made at the date of NCM, Inc.’s IPO resulted in a stockholders’ deficit.
     The results of operations for the period ended December 27, 2007 are presented in two periods, reflecting operations prior to and subsequent to NCM, Inc.’s IPO. The period from December 29, 2006 through February 12, 2007 is referred to as the “2007 pre-IPO period”. The period from February 13, 2007 through December 27, 2007 is referred to as the “2007 post-IPO period”. Separate periods have been presented because there were significant changes at the time of NCM, Inc.’s IPO including modifications to the ESAs and related expenses thereunder, and significant changes to revenue arrangements and contracts with the founding members. The financial statements for both the 2007 pre-IPO period and 2007 post-IPO period give effect to allocations of revenues and expenses made using relative percentages of founding member attendance or days in each period, discrete events and other methods management considered a reasonable reflection of the results for such periods.
     Summary of Significant Accounting Policies
     Accounting Period—The Company operates on a 52-week fiscal year, with the fiscal year ending on the first Thursday after December 25, which, in certain years, results in a 53-week year, as was the case for fiscal year 2008.
     Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable and equity-based compensation. Actual results could differ from those estimates.
     Segment Reporting— Segments are accounted for under ASC Topic 280 Segment Reporting (formerly Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information). Refer to Note 11.
     Revenue Recognition—Advertising revenue is recognized in the period in which an advertising contract is fulfilled against the contracted theatre attendees. Advertising revenue is recorded net of make-good provisions to account for delivered attendance that is less than contracted attendance. When remaining delivered attendance is provided in subsequent

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
periods, that portion of the revenue earned is recognized in that period. Deferred revenue refers to the unearned portion of advertising contracts. All deferred revenue is classified as a current liability. Fathom Events revenue is recognized in the period in which the event is held.
     Operating Costs—Advertising-related operating costs primarily include personnel and other costs related to advertising fulfillment, and to a lesser degree, production costs of non-digital advertising, and payments due to unaffiliated theatre circuits under the network affiliate agreements.
     Fathom Events operating costs include equipment rental, catering, movie tickets acquired primarily from the founding members, revenue share under the amended and restated ESAs and other direct costs of the meeting or event.
     In the 2007 pre-IPO period and prior periods, circuit share costs were fees payable to the founding members for the right to exhibit advertisements within the theatres, based on a percentage of advertising revenue. In the 2007 post-IPO period and subsequent periods, under the amended and restated ESAs, a payment to the founding members of a theatre access fee, in lieu of circuit share expense, comprised of a payment per theatre attendee and a payment per digital screen, both of which escalate over time, is reflected in expense.
     Network costs include personnel, satellite bandwidth, repairs, and other costs of maintaining and operating the digital network and preparing advertising and other content for transmission across the digital network. These costs are not specifically allocable between the advertising business and the Fathom Events business.
     Leases—The Company leases various office facilities under operating leases with terms ranging from 3 to 8 years. We calculate straight-line rent expense over the initial lease term and renewals that are reasonably assured.
     Advertising Costs—Costs related to advertising and other promotional expenditures are expensed as incurred. Due to the nature of our business, we have an insignificant amount of advertising costs included in selling and marketing costs on the statement of operations.
     Cash and Cash Equivalents—All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents. These are cash balances in a bank in excess of the federally insured limits or in the form of a money market demand account with a major financial institution.
     Restricted Cash—At December 31, 2009 and January 1, 2009, other non-current assets included restricted cash of $0.3 million, which secures a letter of credit used as a lease deposit on NCM LLC’s New York office.
     Receivables—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. At December 31, 2009 there was one advertising agency group through which the Company sources national advertising revenue representing approximately 19% of the Company’s outstanding gross receivable balance; however, none of the individual contracts related to the advertising agency were more than 10% of advertising revenue. At January 1, 2009, there was one client and one advertising agency group through which the Company sources national advertising revenue representing approximately 10% and 20%, respectively, of the Company’s outstanding gross receivable balance; however, none of the individual contracts related to the advertising agency were more than 10% of advertising revenue. The collectability risk is reduced by dealing with large, national advertising agencies and clients who have strong reputations in the advertising industry and stable financial positions.
     Receivables consisted of the following, in millions:

	As of December 31,	As of January 1,
	2009	2009

Trade accounts	$91.6	$92.4
Other	1.0	2.2
Less allowance for doubtful accounts	(3.6)	(2.6)

Total	$89.0	$92.0

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS

			Period	Period
			February 13,	December 29,
	Year Ended		2007 through	2006 through
	December 31,	Year Ended	December 27,	February 12,
	2009	January 1, 2009	2007	2007

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$2.6	$1.5	$1.1	$1.1
Provision for bad debt	2.4	2.3	1.0	0.1
Write-offs, net	(1.4)	(1.2)	(0.6)	(0.1)

Balance at end of period	$3.6	$2.6	$1.5	$1.1

     Long-lived Assets—Property and equipment is stated at cost, net of accumulated depreciation or amortization. Refer to Note 2. Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed currently. In general, the equipment associated with the digital network that is located within the theatre is owned by the founding members, while equipment outside the theatre is owned by the Company. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Equipment	4-10 years
Computer hardware and software	3-5 years
Leasehold improvements	Lesser of lease term or asset life
     We account for the costs of software and web site development costs developed or obtained for internal use in accordance with ASC Subtopic 350-40 Internal Use Software (formerly American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use) and ASC Subtopic 350-50 Website Development Costs (formerly EITF 00-2, Accounting for Web Site Development Costs). The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of our software costs and web site development costs, which are included in equipment, are depreciated over three to five years. As of December 31, 2009 and January 1, 2009, we had a net book value of $11.0 million and $11.8 million, respectively, of capitalized software and web site development costs. We recorded approximately $6.7 million, $4.9 million, $2.8 million and $0.3 million for the years ended December 31, 2009, January 1, 2009, the 2007 post-IPO period and the 2007 pre-IPO period, respectively, in depreciation expense. As of December 31, 2009, January 1, 2009 and the 2007 post-IPO period we recorded $1.6 million, $1.2 million and $1.3 million in research and development expense, respectively.
     Construction in progress includes costs relating to installations of our equipment into affiliate theatres. Assets under construction are not depreciated until placed into service.
     Intangible assets consist of contractual rights and are stated at cost, net of accumulated amortization. Refer to Note 3. The Company records amortization using the straight-line method over the estimated useful life of the intangibles.
     We assess impairment of long-lived assets pursuant with ASC Topic 360 Property, Plant and Equipment (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets) annually. This includes determining if certain triggering events have occurred that could affect the value of an asset. Thus far, we have recorded no impairment charges related to long-lived assets.
     Amounts Due to/from Founding Members—Amounts due to/from founding members in the 2009 and 2008 periods include amounts due for the theatre access fee, offset by a receivable for advertising time purchased by the founding members, as well as revenue share earned for Fathom Events plus any amounts outstanding under other contractually obligated payments. Payments to or received from the founding members against outstanding balances are made monthly.
     Amounts Due to/from Managing Member—In the 2009 and 2008 periods, amounts due to/from the managing member include amounts due under the NCM LLC Operating Agreement and other contractually obligated payments. Payments to or received from the managing member against outstanding balances are made periodically.
     Income Taxes—As a limited liability company, NCM LLC’s taxable income or loss is allocated to the founding members and managing member and, therefore, the only provision for income taxes included in the financial statements is for income-based state and local taxes.

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
     Accumulated Other Comprehensive Income/Loss—Accumulated other comprehensive income/loss is composed of the following (in millions):

			Period
			February 13, 2007
	Year Ended		through
	Dec. 31,	Year Ended	December 27,
	2009	Jan. 1, 2009	2007

Beginning Balance	$(73.5)	$(14.4)	$—
Change in fair value on cash flow hedge	24.8	(59.5)	(14.4)
Reclassifications into earnings	1.3	0.4	—

Ending Balance	$(47.4)	$(73.5)	$(14.4)

     Debt Issuance Costs—In relation to the issuance of long-term debt discussed in Note 6, we have a balance of $9.2 million and $11.1 million in deferred financing costs as of December 31, 2009 and January 1, 2009, respectively. These debt issuance costs are being amortized over the terms of the underlying obligation and are included in interest expense. For the years ended December 31, 2009, January 1, 2009, 2007 post-IPO period, and the 2007 pre-IPO period we amortized $1.9 million, $1.9 million, $1.7 million and $0.0, respectively.
     Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, the revolving credit facility and other notes payable as reported in the Company’s balance sheets approximate their fair values due to their short maturity or floating rate terms, as applicable. The carrying amounts and fair values of interest rate swap agreements are the same since the Company accounts for these instruments at fair value. The Company has estimated the fair value of its term loan based on an average of three non-binding broker quotes and our reasonability analysis to be $688.8 million and $514.8 million at December 31, 2009 and January 1, 2009, respectively. The carrying value of the term loan was $725.0 million as of December 31, 2009 and January 1, 2009.
     Equity Method Investments— The Company accounts for its investment in RMG Networks, Inc., (“RMG”) (formerly Danoo, Inc.) under the equity method of accounting as required by ASC Topic 323-10 Investments – Equity Method and Joint Ventures (formerly APB No. 18, The Equity Method of Accounting for Investments in Common Stock) because we exert “significant influence” over, but do not control, the policy and decisions of RMG (see Note 9). As of December 31, 2009, the Company owns approximately 24% of the issued and outstanding preferred and common stock of RMG (before considering out-of-the-money warrants). The Company’s investment is $7.4 million. The investment in RMG and the Company’s share of its operating results are not material to the Company’s financial position or results of operations and as a result summarized financial information is not presented.
     Share-Based Compensation—Stock-based employee compensation is accounted for at fair value under ASC Topic 718 Compensation – Stock Compensation (formerly SFAS No. 123(R), Share-Based Payment). The Company adopted Topic 718 on December 30, 2005 prospectively for new equity based grants, as there were no equity based grants prior to the date of adoption. Refer to Note 7.
Recent Accounting Pronouncements
     ASC Topic 815-10 Derivatives and Hedging (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities) was adopted by the Company effective January 2, 2009. The guidance under Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses (see Note 10).
     In April 2009, the Company adopted ASC Topic 820-10-65 Fair Value Measurements and Disclosures (formerly FASB Staff Position No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). The standard provides additional guidance for estimating fair value in accordance with Topic 820-10-65 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 3, 2009 with no impact on its financial statements.
     In July 2009, the FASB issued SFAS No. 168, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 Generally Accepted Accounting Principles, is effective for financial statements issued for interim and

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the financial statements.
     The Company adopted, ASC Topic 855-10 Subsequent Events (formerly SFAS 165, Subsequent Events) effective April 3, 2009, which was modified in February 2010. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (see Note 12).
     In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, which clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques. The Company adopted the pronouncement effective July 2, 2009 with no impact on its financial statements.
     In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which revises the existing multiple-element revenue arrangements guidance and changes the determination of when the individual deliverables included in a multiple-element revenue arrangement may be treated as separate units of accounting, modifies the manner in which the transaction consideration is allocated across the separately identified deliverables and expands the disclosures required for multiple-element revenue arrangements. The pronouncement is effective for financial statements issued after December 31, 2010. The Company does not expect the pronouncement to have a material effect on its financial statements.
     In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2 and 3. The new disclosures are effective for financial statements issued for interim and annual periods beginning after December 15, 2009. The Company does not expect the pronouncement to have a material effect on its financial statements.
     The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.
2. PROPERTY AND EQUIPMENT (in millions)

	As of	As of
	December 31,	January 1,
	2009	2009
Equipment	$60.6	$53.3
Leasehold Improvements	1.6	1.4
Less accumulated depreciation	(39.3)	(27.0)

Subtotal	22.9	27.7
Construction in Progress	0.8	0.3

Total property and equipment	$23.7	$28.0

     For the years ended December 31, 2009, January 1, 2009, 2007 post-IPO period and 2007 pre-IPO period we recorded depreciation of $12.5 million, $10.2 million, $4.8 million and $0.6 million respectively.
3. INTANGIBLE ASSETS
     During 2008, NCM LLC issued 2,544,949 common membership units to its founding members in connection with its rights of exclusive access to net new theatres and projected attendees added by the founding members to NCM LLC’s network and 2,913,754 common membership units to Regal in connection with the closing of its acquisition of Consolidated Theatres (see Note 5). The Company recorded an intangible asset of $116.1 million representing the contractual rights. During the first quarter of 2009, NCM LLC issued 2,126,104 common membership units to its founding members in exchange for the rights to exclusive access to net new theatre screens and projected attendees added by the founding members to NCM LLC’s network. As a result, NCM LLC recorded an intangible asset at fair value of $28.5 million. The Company based the fair value of the intangible assets on the fair value of the common membership units issued on the date of grants, which are freely convertible into NCM Inc.’s common stock.
     Pursuant to ASC Topic 350-10 Intangibles – Goodwill and Other (formerly SFAS No. 142, Goodwill and Other Intangible Assets), the intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs. Amortization of the asset related to Regal Consolidated Theatres will not begin

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
until after 2011 since the Company will not have access to on-screen advertising in the Regal Consolidated Theatres until the run-out of their existing on–screen advertising agreement.

	As of December	As of January 1,
	31, 2009	2009
	(in millions)
Beginning balance	$111.8	$—
Purchase of intangible asset subject to amortization	28.5	116.1
Less integration payments	(3.2)	(2.8)
Less amortization expense	(2.9)	(1.5)

Total intangible assets	$134.2	$111.8

     For the years ended December 31, 2009 and January 1, 2009 we recorded amortization of $2.9 million and $1.5 million, respectively.
     The estimated aggregate amortization expense for each of the five succeeding years are as follows (in millions):

2010	$3.0
2011	4.9
2012	4.9
2013	4.9
2014	4.9
4. ACCRUED EXPENSES (in millions)

	As of December	As of January 1,
	31, 2009	2009
Make-good Reserve	$0.3	$1.3
Accrued Interest	9.8	4.0
Other accrued expenses	2.3	1.0

Total accrued expenses	$12.4	$6.3

5. RELATED-PARTY TRANSACTIONS
     Years Ended December 31, 2009 and January 1, 2009 and the 2007 Post-IPO Period–
     Pursuant to the ESAs, the Company makes monthly theatre access fee payments to the founding members, comprised of a payment per theatre attendee and a payment per digital screen with respect to the founding member theatres included in our network. Also, the founding members are purchasing 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) for the year ended December 31, 2009 to satisfy their obligations under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand (“CPM”) impressions. For the year ended January 1, 2009 two of the founding members purchased 90 seconds and one purchased 60 seconds of on-screen advertising time under their beverage concessionaire agreement. For the 2007 post-IPO period, all three founding members purchased 90 seconds of on-screen time. The total theatre access fee to the founding members for the years ended December 31, 2009, January 1, 2009 and the 2007 post-IPO period is $52.7 million, $49.8 million and $41.5 million, respectively. The total revenue related to the beverage concessionaire agreements for the years ended December 31, 2009, January 1, 2009 and the 2007 post-IPO period is $36.3 million, $43.3 million and $40.9 million, respectively. In addition, the Company makes payments to the founding members for use of their screens and theatres for its Fathom Events businesses. These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event. Payments to the founding members for these events totaled $6.7 million, $6.0 million and $3.8 million for the years ended December 31, 2009, January 1, 2009 and the 2007 post-IPO period, respectively.

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
     Also, pursuant to the terms of the LLC Operating Agreement in place since the close of NCM, Inc.’s IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the LLC Operating Agreement, on a quarterly basis in arrears. Balances for the years ended December 31, 2009, January 1, 2009 and the 2007 post-IPO period are as follows (in millions):

	2009	2008	Post-IPO

AMC	$25.8	$24.3	$22.2
Cinemark	20.8	18.5	16.7
Regal	34.9	32.7	26.9
NCM, Inc.	57.8	55.6	53.3

Total	$139.3	$131.1	$119.1

     On January 26, 2006, AMC acquired the Loews Cineplex Entertainment Inc. (“AMC Loews”) theatre circuit. The Loews screen integration agreement, effective as of January 5, 2007 and amended and restated as of February 13, 2007, between NCM LLC and AMC, committed AMC to cause substantially all of the theatres it acquired as part of the Loews theatre circuit to be included in the NCM digital network in accordance with the ESAs on June 1, 2008. In accordance with the Loews screen integration agreement, prior to June 1, 2008 AMC paid the Company amounts based on an agreed-upon calculation to reflect cash amounts that approximated what NCM LLC would have generated if the Company sold on-screen advertising in the Loews theatre chain on an exclusive basis. These AMC Loews payments were made on a quarterly basis in arrears through May 31, 2008, with the exception of Star Theatres, which were paid through February 2009 in accordance with certain run-out provisions. For the years ended December 31, 2009, January 1, 2009 and the 2007 post-IPO period, the AMC Loews payment was $0.1 million, $4.7 million and $11.2 million respectively. The AMC Loews payment was recorded directly to NCM LLC’s members’ equity account.
     On April 30, 2008, Regal acquired Consolidated Theatres and NCM issued common membership units to Regal upon the closing of its acquisition in exchange for the right to exclusive access to the theatres (see Note 3). The Consolidated Theatres had a pre-existing advertising agreement and, as a result, Regal must make “integration” payments pursuant to the ESAs on a quarterly basis in arrears through 2011 in accordance with certain run-out provisions. For the years ended December 31, 2009 and January 1, 2009, the Consolidated Theatres payment was $3.2 million and $2.8 million, respectively and represents a cash element of the consideration received for the common membership units issued.
     Amounts due to/from founding members at December 31, 2009 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total

Theatre access fees, net of beverage revenues	$0.5	$0.4	$0.5	$1.4
Cost and other reimbursement	(0.5)	(0.5)	(0.5)	(1.5)
Distributions payable, net	9.9	7.9	12.1	29.9

Total	$9.9	$7.8	$12.1	$29.8

     Amounts due to/from founding members at January 1, 2009 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total

Theatre access fees, net of beverage revenues	$(0.1)	$—	$0.7	$0.6
Cost and other reimbursement	(1.1)	(0.5)	(0.6)	(2.2)
Distributions payable, net	8.9	7.0	11.3	27.2

Total	$7.7	$6.5	$11.4	$25.6

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
     2007 Pre-IPO Period –
     At the formation of NCM LLC and upon the admission of Cinemark as a founding member, circuit share arrangements and administrative services fee arrangements were in place with each founding member. Circuit share cost and administrative fee revenue by founding member were as follows (in millions):

	Pre-IPO Period December 29, 2006
	through February 12, 2007
	Circuit Share	Administrative
	Cost	Fee Revenue

AMC	$4.1	$—
Cinemark	3.7	0.1
Regal	6.6	—

Total	$14.4	$0.1

     At the closing of NCM, Inc.’s IPO, the founding members entered into amended and restated ESAs, which, among other things, amended the circuit share structure in favor of the theatre access fee structure.
     Pursuant to the agreements entered into at the completion of NCM, Inc.’s IPO, amounts owed to the founding members through the date of NCM, Inc.’s IPO of $50.8 million were paid by NCM LLC on March 15, 2007.
     Other –
     During the years ended December 31, 2009, January 1, 2009, the 2007 post-IPO period, and the 2007 pre-IPO period, AMC, Cinemark and Regal purchased $1.9 million, $2.3 million, $1.4 million and $0.1 million respectively, of NCM LLC’s advertising inventory for their own use. The value of such purchases are calculated by reference to NCM LLC’s advertising rate card and is included in advertising revenue.
     Included in Fathom Events operating costs is $1.0 million, $1.8 million, $3.3 million and $0.2 million for the years ended December 31, 2009, January 1, 2009, the 2007 post-IPO period and the 2007 pre-IPO period respectively, related to purchases of movie tickets and concession products from the founding members primarily for marketing resale to NCM LLC’s customers.
     National CineMedia, Inc. –
     Pursuant to the LLC Operating Agreement, as the sole manager of NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including those services of the positions of president and chief executive officer, president of sales and chief marketing officer, executive vice president and chief financial officer, executive vice president and chief operations officer and executive vice president and general counsel. In exchange for the services, NCM LLC reimburses NCM, Inc. for compensation and other expenses of the officers and for certain out-of-pocket costs. During the years ended December 31, 2009 and January 1, 2009 and the 2007 post-IPO period, NCM LLC paid NCM, Inc. $10.8 million, $9.7 million and $9.2 million, respectively, for these services and expenses. The payments for estimated management services related to employment are made one month in advance. At December 31, 2009 and January 1, 2009, $0.6 million and $0.5 million, respectively, has been paid in advance and is reflected as prepaid management fees to managing member in the accompanying financial statements. NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll and accounting and financial reporting at no charge. Based on the limited activities of NCM, Inc. as a standalone entity, the Company does not believe such unreimbursed costs are significant. The management services agreement also provides that NCM LLC employees may participate in the NCM, Inc. equity incentive plan (see Note 7).
     Amounts due to/from managing member were comprised of the following (in millions):

	At December 31, 2009	At January 1, 2009

Distributions payable	$22.0	$21.0
Cost and other reimbursement	0.9	1.1

Total	$22.9	$22.1

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
6. BORROWINGS
     On February 13, 2007, concurrently with the closing of the IPO of NCM, Inc., NCM LLC entered into a senior secured credit facility with a group of lenders. The facility consists of a six-year $80.0 million revolving credit facility and an eight-year, $725.0 million term loan facility. The revolving credit facility portion is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the credit agreement, and a portion is available for letters of credit.
     The outstanding balance of the term loan facility at December 31, 2009 and January 1, 2009 was $725.0 million. The outstanding balance under the revolving credit facility at December 31, 2009 and January 1, 2009 was $74.0 million. As of December 31, 2009, the effective rate on the term loan was 5.59% including the effect of the interest rate swaps (both those accounted for as hedges and those not). The interest rate swaps hedged $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% while the unhedged portion was at an interest rate of 2.01%. The weighted-average interest rate on the unhedged revolver was 1.99%. Commencing with the fourth fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the credit agreement which is equivalent to Adjusted OIBDA). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at December 31, 2009, including the consolidated net senior secured leverage ratio. There are no distribution restrictions as long as the Company is in compliance with its debt covenants. As of December 31, 2009, our consolidated net senior secured leverage ratio was 4.0 times the covenant. The debt covenants also require 50% of the term loan, or $362.5 million to be hedged at a fixed rate. As of December 31, 2009, the Company had approximately $550 million or 76% hedged. Of the $550.0 million that is hedged, $137.5 million is with Lehman Brothers Special Financing (“LBSF”). As described further in Note 12, in February 2010 LBSF transferred its interest rate swap agreement to Barclays Bank PLC (“Barclays”). See Note 10 for an additional discussion of the interest rate swaps.
     On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. NCM LLC has an aggregate revolving credit facility commitment of $80.0 million with a consortium of banks, including $20.0 million with Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman. As of December 31, 2009, NCM LLC borrowed $14.0 million from LCPI under the revolving credit facility. Following the bankruptcy filing, LCPI failed to fund a borrowing request related to its undrawn commitment of $6.0 million. On February 3, 2010, LCPI assigned the $6.0 million commitment to Barclays. Until the LCPI issues are resolved, NCM LLC is not anticipating repaying any of its revolver borrowings as it would effectively result in a permanent reduction of its revolving credit facility, to the extent of any payments of LCPI commitments. In addition, NCM LLC has been working with LCPI and its other lenders with the goal of having LCPI’s agency function transferred to another bank within NCM LLC’s lender group and restructuring LCPI’s outstanding $14.0 million revolving loan such that (i) it would not be required to be repaid, nor would it share in any pro rata prepayments of the revolving loans, until the final maturity date of the revolving credit facility, and (ii) it would not be available for reborrowing in the event that it was prepaid. Until these LCPI issues are resolved, however, NCM LLC is not anticipating repaying any of its revolver borrowings as it would effectively result in a permanent reduction of its revolving credit facility, to the extent of the payments against LCPI borrowings.
     On March 19, 2009, the Company gave an $8.5 million note payable to Credit Suisse, Cayman Islands Branch (“Credit Suisse”) with no stated interest to settle the $10.0 million contingent put obligation and to acquire the $20.7 million outstanding principal balance of debt of IdeaCast, Inc. (“IdeaCast”) (together with all accrued interest and other lender costs required to be reimbursed by IdeaCast). Quarterly payments to Credit Suisse began on April 15, 2009 and will continue through January 15, 2011. At issuance the Company recorded the note at a present value of $7.0 million. At December 31, 2009, $4.3 million of the balance is recorded in current liabilities and $0.3 million is included in non-current liabilities. Interest on the note is accreted at the Company’s estimated incremental cost of debt based on then current market indicators over the term of the loan to interest expense. The amount of interest expense recognized on the note for the year ended December 31, 2009 was $0.7 million. See Note 9 “—Contingent Put Obligation” for additional discussion of the IdeaCast restructuring.

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
     Future Maturities of Long-Term Borrowings—
     The scheduled annual maturities on the credit facility for the next five years as of December 31, 2009 are as follows (in millions):

2010	$4.3
2011	—
2012	—
2013	74.0
2014	—
Thereafter	725.0

Total	$803.3

7. SHARE-BASED COMPENSATION
     On April 4, 2006, NCM LLC’s board of directors approved the NCM LLC 2006 Unit Option Plan, under which 1,131,728 units were outstanding as of December 28, 2006. Under certain circumstances, holders of unit options could put the options to NCM LLC for cash. As such, the Unit Option Plan was accounted for as a liability plan and the liability was measured at its fair value at each reporting date. The valuation of the liability was determined based on provisions of ASC Topic 718 Compensation — Stock Compensation (formerly SFAS No. 123(R)), and factored into the valuation that the options were granted in contemplation of NCM, Inc.’s IPO. The Company used the estimated pricing of NCM, Inc.’s IPO at the time of the grant to determine the equity value, for each unit underlying the options. The Unit Option Plan allowed for additional equity awards to be issued to outstanding option holders in the event of the occurrence of NCM, Inc.’s IPO, with the purpose of the additional option awards or restricted units being to ensure that the economic value of outstanding unit options, as defined in the agreement, held just prior to NCM, Inc.’s IPO was maintained by the option holder immediately after the offering.
     At the date of the NCM, Inc. IPO, the Company adopted the NCM, Inc. 2007 Equity Incentive Plan. The employees of NCM, Inc. and NCM LLC are eligible to participate in the Equity Incentive Plan. Under the Equity Incentive Plan, eligible employees were issued stock options on 1,589,625 shares of common stock to holders of outstanding unit options in substitution of the unit options and also issued 262,466 shares of restricted stock. In connection with the conversion at the date of NCM, Inc.’s IPO, and pursuant to the antidilution adjustment terms of the Unit Option Plan, the exercise price and the number of shares of common stock subject to options held by the Company’s option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the NCM, Inc. IPO. The Equity Incentive Plan is treated as an equity plan under the provisions of Topic 718, and the existing liability under the Unit Option Plan at the end of the 2007 pre-IPO period of $2.3 million was reclassified to equity at that date.
     As of December 31, 2009, there were 7,076,000 shares of common stock available for issuance or delivery under the Equity Incentive Plan. Options awarded under the Equity Incentive Plan are generally granted with an exercise price equal to the market price of NCM, Inc. common stock on the date of the grant. Upon vesting of the awards, NCM LLC will issue common membership units to NCM, Inc. equal to the number of shares of NCM, Inc.’s common stock represented by such awards. Under the fair value recognition provisions of Topic 718, the Company recognizes stock-based compensation net of an estimated forfeiture rate, and therefore only recognizes stock-based compensation cost for those shares expected to vest over the requisite service period of the award. Options generally vest annually over a three or five-year period and have either 10-year or 15-year contractual terms. A forfeiture rate of 5% was estimated for all employees to reflect the potential separation of employees.
     The recognized expense, including equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC. The Company recognized $3.1 million, $2.1 million, $1.9 million, and $0.3 million for the year ended December 31, 2009, January 1, 2009, the 2007 post-IPO period, and the 2007 pre-IPO period, respectively, of share-based compensation expense for these options and $0.1 million and $0.1 million were capitalized during the year ended December 31, 2009 and January 1, 2009, respectively. As of December 31, 2009, unrecognized compensation cost related to nonvested options was approximately $7.1 million, which will be recognized over a weighted average remaining period of 2.33 years.

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
     The weighted average grant date fair value of granted options was $2.17, $3.77 and $6.23 for the years ended December 31, 2009 and January 1, 2009 and the 2007 post-IPO period, respectively. The intrinsic value of options exercised during the year was $0.2 million for both years ended December 31, 2009 and January 1, 2009. During the year ended December 31, 2009 there was an immaterial amount of cash received on options exercised and $0.6 million received for the 2008 period. The total fair value of awards vested during the years ended December 31, 2009 and January 1, 2009 was $0.3 million and $3.9 million, respectively. There were no options vested or exercised prior to the 2008 fiscal year.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which requires that the Company make estimates of various factors. The following assumptions were used in the valuation of the options:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Expected life of options	6.5 years	6.5 years	6.5 to 9 years

Risk free interest rate	2.23% to 3.70%	3.74% to 4.09%	4.1% to 4.9%

Expected volatility	30%	30%	30%

Dividend yield	3%	3%	3%
     Activity in the Equity Incentive Plan, as converted, is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual Life	Value (in
	Shares	Price	(in years)	millions)

Outstanding at January 1, 2009	2,025,099	$17.33

Granted	1,156,515	9.53

Exercised	(1,800)	5.35

Forfeited	(53,254)	14.35

Outstanding at December 31, 2009	3,126,560	$14.51	9.9	$9.2

Exercisable at December 31, 2009	648,359	$17.67	10.5	$0.2

Vested and Expected to Vest at December 31, 2009	3,090,782	$14.52	9.9	$9.0
     The following table summarizes information about the stock options at December 31, 2009, including the weighted average remaining contractual life and weighted average exercise price:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding at	Remaining Life	Exercise	Exercisable at	Exercise
Range of Exercise Price	Dec. 31, 2009	(in years)	Price	Dec. 31, 2009	Price
$5.35-$9.22	1,126,350	9.0	$9.06	7,800	$5.35
$11.59-$15.04	136,408	8.9	13.47	14,600	12.33
$16.35–$18.01	1,409,436	11.3	16.52	476,280	16.56
$19.37-$21.00	301,500	7.5	20.35	96,000	20.59
$24.04–$29.05	152,866	10.1	25.40	53,679	25.59

	3,126,560	9.9	$14.51	648,359	$17.67

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
     Non-vested (Restricted) Stock — NCM, Inc. has a non-vested stock program as part of the Equity Incentive Plan. The plan provides for non-vested stock awards to officers, board members and other key employees, including employees of NCM LLC. Under the non-vested stock program, common stock of NCM, Inc. may be granted at no cost to officers, board members and key employees, subject to a continued employment restriction and as such restrictions lapse, the award vests in that proportion. The participants are entitled to cash dividends from NCM, Inc. and to vote their respective shares, although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. The shares are also subject to the terms and provisions of the Equity Incentive Plan. Non-vested stock awards granted in 2009 include performance vesting conditions, which permit vesting to the extent that NCM, Inc. achieves specified non-GAAP targets at the end of the three-year period. Non-vested stock granted to non-employee directors vest after one year. Compensation cost is valued based on the market price on the grant date and is expensed over the vesting period.
     The following table represents the shares of non-vested stock:

		Weighted
		Average Grant-
	Shares	Date Fair Value

Non-vested as of January 1, 2009	203,618	$20.91

Granted	424,555	9.50

Forfeited	(12,500)	10.10

Vested	(25,299)	21.93

Non-vested as of December 31, 2009	590,374	$13.15
     The recognized expense, including the equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC. The Company recorded $2.4 million, $1.3 million and $1.2 million in compensation expense related to such outstanding non-vested shares during the years ended December 31, 2009, January 1, 2009 and the 2007 post-IPO period. Minimal amounts were capitalized during the 2009 fiscal year. As of December 31, 2009, unrecognized compensation cost related to non-vested stock was approximately $5.1 million, which will be recognized over a weighted average remaining period of 2.27 years. The total fair value of awards vested during the year ended December 31, 2009 was $0.3 million.
8. EMPLOYEE BENEFIT PLANS
     NCM LLC sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The recognized expense, including the discretionary contributions of NCM, Inc. employees, is included in the operating results of NCM LLC. The Company made discretionary contributions of $0.8 million, $0.8 million, and $0.6 million during the years ended December 31, 2009, January 1, 2009 and December 27, 2007, respectively.
9. COMMITMENTS AND CONTINGENCIES
     The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.
Operating Lease Commitments
     The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing personnel as sales offices. The Company has no capital lease obligations. Total lease expense for the years ended December 31, 2009, January 1, 2009, 2007 post-IPO period and the 2007 pre-IPO period, was $2.3 million, $2.0 million, $1.3 million, and $0.3 million, respectively.

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
     Future minimum lease payments under noncancelable operating leases as of December 31, 2009 are as follows (in millions):

2010	$2.2
2011	2.1
2012	2.0
2013	1.9
2014	0.8
Thereafter	0.2

Total	$9.2

     Contingent Put Obligation
     On April 29, 2008, NCM LLC, IdeaCast, the IdeaCast lender and certain of its stockholders agreed to a financial restructuring of IdeaCast. Among other things, the restructuring resulted in the lender being granted an option to “put,” or require NCM LLC to purchase, up to $10 million of the funded convertible debt at par, on or after December 31, 2010 through March 31, 2011. The put was accounted for under ASC Topic 460-10 Guarantees (formerly FIN No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others). During the fourth quarter of 2008, the Company determined that the initial investment and call right in IdeaCast were other-than-temporarily impaired due to IdeaCast’s defaults on its senior debt and liquidity issues and that the put obligation was probable. The Company estimated a liability at January 1, 2009 of $4.5 million, which represented the excess of the estimated probable loss on the put (net of estimated recoveries from the net assets of IdeaCast that serve as collateral for the convertible debt) obligation over the unamortized ASC Topic 460-10 liability. The total amount of the impairment and related loss recorded in the fourth quarter of 2008 was $11.5 million.
     On March 19, 2009, NCM LLC, IdeaCast and IdeaCast’s lender agreed to certain transactions with respect to the IdeaCast Credit Agreement. Among other things, these agreements resulted in (i) the termination of the Put and the Call; (ii) the transfer, sale and assignment by IdeaCast’s lender to NCM LLC of all of its right, title and interest under the Credit Agreement, including without limitation the loans outstanding under the Credit Agreement; (iii) the resignation of IdeaCast’s lender, and the appointment of NCM LLC, as administrative agent and collateral agent under the Credit Agreement; and (iv) the delivery by NCM LLC to IdeaCast’s lender of a non-interest bearing promissory note in the amount of $8.5 million payable through January 2011. On June 16, 2009, NCM LLC’s interest in the Credit Agreement was assigned to NCM Out-Of-Home, LLC (“OOH”), which was a wholly-owned subsidiary of NCM LLC. OOH was also appointed as administrative agent and collateral agent under the Credit Agreement. On June 16, 2009, OOH, as IdeaCast’s senior secured lender, foreclosed on substantially all of the assets of IdeaCast, consisting of certain tangible and intangible assets (primarily equipment, business processes and contracts with health clubs and programming partners). The assets were valued at approximately $8.2 million. On June 29, 2009, NCM LLC transferred its ownership interest in OOH to RMG, a digital advertising company, in exchange for approximately 24% of the equity (excluding out-of-the-money warrants) of RMG on a fully diluted basis through a combination of convertible preferred stock, common stock and common stock warrants (refer to Note 1-Equity Method Investments). The Company’s investment in RMG was valued at the fair value of the assets contributed.
     Minimum Revenue Guarantees
     As part of the network affiliate agreements entered in the ordinary course of business under which the Company sells advertising for display in various theatre chains other than those of the founding members of NCM LLC, the Company has agreed to certain minimum revenue guarantees. If an affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but ranges from 2-5 years. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $21.2 million over the remaining terms of the network affiliate agreements. For the years ended December 31, 2009 and January 1, 2009 the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
10. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS
     Fair Value Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC Topic 820-10 Fair Value Measurements and Disclosures (formerly FAS No. 157, Fair Value Measurements and Disclosures) are as follows (in millions):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
	At	Active Markets	Other	Significant
	December 31,	for Identical	Observable	Unobservable
	2009	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

LIABILITIES:

Interest Rate Swap Agreements	$54.6	—	$54.6	—

     Derivative Instruments—NCM LLC has interest rate swap agreements with four counterparties that, at their inception, qualified for and were designated as cash flow hedges against interest rate exposure on $550.0 million of the variable rate debt obligations under the senior secured credit facility. The interest rate swap agreements have the effect of converting a portion of the Company’s variable rate debt to a fixed rate of 6.734%. All interest rate swaps were entered into for risk management purposes. The Company has no derivatives for other purposes.
     On September 15, 2008, Lehman filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. LBSF is the counterparty to a notional amount of $137.5 million of NCM LLC’s interest rate swaps, and Lehman is a guarantor of LBSF’s obligations under such swap. NCM LLC notified LBSF on September 18, 2008 that, as a result of the bankruptcy of Lehman, an event of default had occurred under the swap with respect to which LBSF was the defaulting party. On October 3, 2008, LBSF also filed for Chapter 11 protection, which constituted another default by LBSF under the swap. As a result, as permitted under the terms of NCM LLC’s swap agreement with LBSF, the Company has withheld interest rate swap payments aggregating $5.5 million in the year ended December 31, 2009 and $1.5 million in the year ended January 1, 2009 that were due to LBSF, and has further notified LBSF that the bankruptcy and insolvency of both Lehman and LBSF constitute default events under the swap. As of December 31, 2009 the interest rate swap agreement had not been terminated.
     The Company performed an effectiveness test for the swaps with LBSF as of September 14, 2008, the day immediately prior to the default date, and determined they were effective on that date. As a result, the fair values of the interest rate swap on that date was recorded as a liability with an offsetting amount recorded in other comprehensive income. Cash flow hedge accounting was discontinued on September 15, 2008 due to the event of default and the inability of the Company to continue to demonstrate the swap would be effective. The Company continues to record the interest rate swap with LBSF at fair value with any change in the fair value recorded in the statement of operations.
     There was an $8.3 million decrease and a $13.8 million increase in the fair value of the liability for the years ended December 31, 2009 and January 1, 2009, respectively, which the Company recorded as a component of interest expense. In accordance with Topic 815 Derivatives and Hedging, the net derivative loss as of September 14, 2008 related to the discontinued cash flow hedge with LBSF shall continue to be reported in accumulated other comprehensive income unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. Accordingly, the net derivative loss is being amortized to interest expense over the remaining term of the interest rate swap through February 13, 2015. The amount amortized during the years ended December 31, 2009 and January 1, 2009 were $1.3 million and $0.4 million, respectively. The Company estimates approximately $1.3 million will be amortized to interest expense in the next 12 months.
     Both at inception and on an on-going basis the Company performs an effectiveness test using the hypothetical derivative method. The fair values of the interest rate swaps with the counterparties other than LBSF (representing notional amounts of $412.5 million associated with a like amount of the variable rate debt) are recorded on the Company’s balance sheet as a liability with the change in fair value recorded in other comprehensive income since the instruments other than LBSF were determined to be perfectly effective at December 31, 2009 and January 1, 2009. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented other than as described below.
     The fair value of the Company’s interest rate swap is based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR.

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
     At December 31, 2009 and January 1, 2009, the estimated fair value and line item caption of derivative instruments recorded were as follows (in millions):

	Liability Derivatives
	As of December 31, 2009		As of January 1, 2009
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments:
Interest Rate Swaps	Other Liabilities	$40.9	Other Liabilities	$65.8

Derivatives not designated as hedging instruments:
Interest Rate Swaps	Other Liabilities	$13.7	Other Liabilities	$21.9

Total derivatives		$54.6		$87.7
     The effect of derivative instruments in cash flow hedge relationships on the financial statements for the year ended December 31, 2009, January 1, 2009, the 2007 post-IPO period were as follows (in millions):

	Unrealized Gain (Loss)			Realized Gain (Loss)
	Recognized in NCM LLC’s			Recognized in Interest
	OCI (Pre-tax)			Expense (Pre-tax)
			Period			Period
			Feb. 13,			Feb. 13,
	Year	Year	2007	Year	Year	2007
	Ended	Ended	through	Ended	Ended	through
	Dec. 31,	Jan. 1,	Dec. 27,	Dec. 31,	Jan. 1,	Dec. 27,
	2009	2009	2007	2009	2009	2007

Interest Rate Swaps	$9.3	$(67.9)	$(12.3)	$(16.7)	$(8.8)	$2.1
     There was $1.3 million and $0.4 million $0.0 million and $0.0 million of ineffectiveness recognized for the years ended December 31, 2009, January 1, 2009, the 2007 post-IPO period and the 2007 pre-IPO period, respectively.
     The effect of derivative not designated as hedging instruments under Topic 815 on the financial statements for the years ended December 31, 2009, January 1, 2009, the 2007 post-IPO period and the 2007 pre-IPO period were as follows (in millions):

	Gain or (Loss) Recognized in
	Interest Expense (Pre-tax)
			Period
			Feb. 13,
	Year	Year	2007
	Ended	Ended	through
	Dec. 31,	Jan. 1,	Dec. 27,
	2009	2009	2007

Borrowings	$(6.2)	$(1.0)	$—
Change in derivative fair value	7.0	(14.2)	—

Total	$0.8	$(15.2)	$—

11. SEGMENT REPORTING
     Advertising is the principal business activity of the Company and is the Company’s reportable segment under the requirements of ASC Topic 280, Segment Reporting. Advertising revenue accounts for 88.0%, 89.4%, 91.7% and 87.7% of revenue for the years ended December 31, 2009, January 1, 2009, the post-IPO period and the pre-IPO period, respectively. Fathom Consumer Events and Fathom Business Events are operating segments under ASC Topic 280, but do not meet the quantitative thresholds for segment reporting. The following table presents revenues less directly identifiable expenses to arrive at operating income net of direct expenses for the Advertising reportable segment, the combined Fathom Events operating segments, and Network, Administrative and Unallocated costs. Management does not evaluate its segments on a fully allocated cost basis. Therefore, the measure of segment operating income net of direct expenses shown below is not prepared on the same basis as operating income in the statement of operations and the results below are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. Management

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Unallocated operating costs consist primarily of network costs, general and administrative costs and other unallocated costs including depreciation and amortization. Management does not track segment assets and, therefore, segment asset information is not presented.

	Year Ended December 31, 2009 (in millions)
			Network,
			Administrative
			and
			Unallocated
	Advertising	Other	Costs	Total

Revenue	$335.1	$45.5	$0.1	$380.7
Operating costs	72.7	29.1		101.8
Selling and marketing costs	40.6	8.6	1.0	50.2
Other costs	2.8	0.9		3.7

Operating income, net of direct expenses	$219.0	$6.9
Network, administrative and other costs			56.8	56.8

Total Operating Income				$168.2

	Year Ended January 1, 2009 (in millions)
			Network,
			Administrative
			and
			Unallocated
	Advertising	Other	Costs	Total

Revenue	$330.3	$38.9	$0.3	$369.5
Operating costs	68.5	25.1		93.6
Selling and marketing costs	38.5	8.3	1.1	47.9
Other costs	2.8	0.8		3.6

Operating income, net of direct expenses	$220.5	$4.7
Network, administrative and other costs			51.2	51.2

Total Operating Income				$173.2

	Period February 13, 2007 through December 27, 2007
	(in millions)
			Network,
			Administrative
			and
			Unallocated
	Advertising	Other	Costs	Total

Revenue	$282.7	$25.4	$0.2	$308.3
Operating costs	50.6	15.4		66.0
Selling and marketing costs	32.2	7.4	1.3	40.9
Other costs	2.4	0.4		2.8

Operating income, net of direct expenses	$197.5	$2.2
Network, administrative and other costs			37.1	37.1

Total Operating Income				$161.5

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS

	Period December 29, 2006 through February 12, 2007
	(in millions)
			Network,
			Administrative
			and
			Unallocated
	Advertising	Other	Costs	Total

Revenue	$20.7	$2.9		$23.6
Operating costs	15.5	1.4		16.9
Selling and marketing costs	4.4	0.8		5.2
Other costs	0.3	0.1		0.4

Operating income, net of direct expenses	$0.5	$0.6
Network, administrative and other costs			$5.2	5.2

Total Operating Income (Loss)				($4.1)

The following is a summary of revenues by category, in millions:

			Period	Period
			February 13,	December 29,
	Year Ended	Year Ended	2007 through	2006 through
	December	January 1,	December 27,	February 12,
	31, 2009	2009	2007	2007

National Advertising Revenue	$236.8	$223.1	$187.1	$15.3
Founding Member Advertising Revenue	36.3	43.3	40.9	—
Regional Advertising Revenue	62.0	63.9	54.7	5.4
Fathom Consumer Revenue	28.6	20.2	8.2	1.4
Fathom Business Revenue	16.9	18.7	17.2	1.5
Other Revenue	0.1	0.3	0.2	—

Total Revenues	$380.7	$369.5	$308.3	$23.6

12. SUBSEQUENT EVENTS
     ASC Topic 855-10, Subsequent Events (formerly SFAS No. 165, Subsequent Events) requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. For the year ended December 31, 2009, the Company evaluated, for potential recognition and disclosure, events that occurred prior to the filing of the Company’s financial statements in NCM, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 on March 9, 2010.
     Effective February 8, 2010, NCM LLC entered into a novation agreement with Lehman Brothers Special Financing Inc. (“Lehman”) and Barclays Bank PLC (“Barclays”) whereby Lehman transferred to Barclays all the rights, liabilities, duties and obligations of NCM LLC’s interest rate swap agreement with Lehman with identical terms. NCM LLC accepted Barclays as its sole counterparty with respect to the new agreement. The term runs until February 13, 2015, subject to earlier termination upon the occurrence of certain specified events. Subject to the terms of the new agreement, NCM LLC or Barclays will make payments at specified intervals based on the variance between LIBOR and a fixed rate of 4.984% on a notional amount of $137,500,000. NCM LLC effectively pays a rate of 6.734% on this notional amount inclusive of the 1.75% margin currently required by NCM LLC’s credit agreement. The agreement with Barclays is secured by the assets of NCM LLC on a pari passu basis with the credit agreement (as defined in Note 6) and the other interest rates swaps that were entered into by NCM LLC. In consideration of Lehman entering into the transfer, NCM LLC agreed to pay to Lehman the full amount of interest rate swap payments withheld aggregating $7.0 million and an immaterial amount of default interest. The Company expects to redesignate the Barclays interest rate swap agreement as a cash flow hedge.
     Effective February 3, 2010, LCPI entered into an assignment and assumption agreement with Barclays whereby LCPI transferred to Barclays the remaining unfunded revolving credit commitment of $6.0 million.

SUPPLEMENTAL SCHEDULES
     As required by the indenture governing the senior notes, the Company has included in this filing, financial information for its subsidiaries that have been designated as unrestricted subsidiaries (as defined by the indenture). As required by the indenture governing the senior notes, the Company has included a condensed consolidating balance sheet and condensed consolidating statements of income and cash flows for the Company and its subsidiaries. These supplementary schedules separately identify the Company’s restricted subsidiaries and unrestricted subsidiaries as required by the indenture.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2009
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$405,247	$32,490	$—	$437,737
Other current assets	68,120	8,580	—	76,700

Total current assets	473,367	41,070	—	514,437

Theatre properties and equipment, net	1,219,588	—	—	1,219,588

Other assets	1,522,916	34,872	(8,225)	1,549,563

Total assets	$3,215,871	$75,942	$(8,225)	$3,283,588

Liabilities and stockholder’s equity

Current liabilities
Current portion of long-term debt	$12,227	$—	$—	$12,227
Current portion of capital lease obligations	7,340	—	—	7,340
Accounts payable and accrued expenses	261,167	—	—	261,167

Total current liabilities	280,734	—	—	280,734

Long-term liabilities
Long-term debt, less current portion	1,531,478	—	—	1,531,478
Other long-term liabilities	518,514	30,721	—	549,235

Total long-term liabilities	2,049,992	30,721	—	2,080,713

Commitments and contingencies

Stockholder’s equity	885,145	45,221	(8,225)	922,141

Total liabilities and stockholder’s equity	$3,215,871	$75,942	$(8,225)	$3,283,588

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior discount notes.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2009
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated

Revenues	$1,976,500	$—	$—	$1,976,500

Cost of operations
Theatre operating costs	1,464,954	—	—	1,464,954
General and administrative expenses	94,786	32	—	94,818
Depreciation and amortization	149,515	—	—	149,515
Impairment of long-lived assets	11,858	—	—	11,858
Loss on sale of assets and other	3,202	—	—	3,202

Total cost of operations	1,724,315	32	—	1,724,347

Operating income (loss)	252,185	(32)	—	252,153

Other income (expense)	(69,353)	18,977	(5,886)	(56,262)

Income before income taxes	182,832	18,945	(5,886)	195,891
Income taxes	55,662	7,142	—	62,804

Net income	127,170	11,803	(5,886)	133,087
Less: Net income attributable to noncontrolling interests	3,648	—	—	3,648

Net income attributable to Cinemark USA, Inc.	$123,522	$11,803	$(5,886)	$129,439

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior discount notes.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2009
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net income	$127,170	$11,803	$(5,886)	$133,087
Adjustments to reconcile net income to cash provided by operating activities and other	149,055	34,043	—	183,098
Changes in assets and liabilities	74,612	(24,091)	—	50,521

Net cash provided by operating activities	350,837	21,755	(5,886)	366,706

Investing activities
Additions to theatre properties and equipment	(124,797)	—	—	(124,797)
Proceeds from sale of theatre properties and equipment	2,178	—	—	2,178
Acquisition of theatres in the U.S.	(48,950)	—	—	(48,950)
Acquisition of theatres in Brazil	(9,061)	—	—	(9,061)
Investment in joint venture — DCIP	—	(2,500)	—	(2,500)

Net cash used for investing activities	(180,630)	(2,500)	—	(183,130)

Financing activities
Capital contribution from parent	19,650	—	—	19,650
Dividends paid to parent	(510,600)	(5,886)	5,886	(510,600)
Payroll taxes paid as a result of immaculate option exercises	(8,972)	—	—	(8,972)
Proceeds from issuance of senior notes	458,532	—	—	458,532
Payment of debt issue costs	(13,003)	—	—	(13,003)
Repayments of long-term debt	(12,605)	—	—	(12,605)
Payments on capital leases	(6,064)	—	—	(6,064)
Other	(2,416)	—	—	(2,416)

Net cash used for financing activities	(75,478)	(5,886)	5,886	(75,478)

Effect of exchange rate changes on cash and cash equivalents	16,401	—	—	16,401

Increase in cash and cash equivalents	111,130	13,369	—	124,499
Cash and cash equivalents:
Beginning of year	294,117	19,121	—	313,238

End of year	$405,247	$32,490	$—	$437,737

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior discount notes.

EXHIBITS
TO
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR
CINEMARK USA, INC.
FOR FISCAL YEAR ENDED
DECEMBER 31, 2009

EXHIBIT INDEX

Number	Exhibit Title
3.1	Amended and Restated Articles of Incorporation of the Company dated June 3, 1992 (incorporated by reference to Exhibit 3.1 to Cinemark USA, Inc.’s Registration Statement on Form S-4, File No. 333-162105, filed on September 24, 2009).
3.2	Second Amended and Restated Certificate of Incorporation of Cinemark Holdings, Inc. dated April 9, 2007 (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed on April 9, 2007).
3.3	Second Amended and Restated Certificate of Incorporation of Cinemark, Inc. dated April 2, 2004 (incorporated by reference to Exhibit 3.1 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333- 116292, filed June 8, 2004).
3.4	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.4(a) to Cinemark USA, Inc.’s Registration Statement on Form S-4, File No. 333-162105, filed on September 24, 2009).
3.5(a)	Amended and Restated Bylaws of Cinemark Holdings, Inc. dated April 9, 2007 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-140390, filed on April 9, 2007).
3.5(b)	First Amendment to the Amended and Restated Bylaws of Cinemark Holdings, Inc. dated April 16, 2007 (incorporated by reference to Exhibit 3.2(b) to Amendment No. 4 to our Registration Statement on Form S-1, File No. 333-140390, filed April 19, 2007).
3.6	Amended and Restated Bylaws of Cinemark, Inc. dated April 2, 2004 (incorporated by reference to Exhibit 3.2 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).
4.1(a)	Indenture, dated as of June 29, 2009, between Cinemark USA, Inc. and Wells Fargo Bank, N.A. governing the 8.625% senior notes due 2019 issued thereunder (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed July 6, 2009).
4.1(b)	Form of 8.625% senior notes due 2019 (contained in the indenture listed as Exhibit 4.1(a) above).
4.2	Exchange and Registration Rights Agreement, dated June 29, 2009, by and among Cinemark USA, Inc. and the guarantors and the initial purchasers of the 8.625% senior notes (incorporated by reference to Exhibit 4.2 to Cinemark Holdings Inc.’s Current Report on Form 8-K, File No. 001-33401, filed July 6, 2009).
10.1(a)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994).
10.1(b)	First Amendment to Management Agreement of Laredo Theatre, Ltd., effective as of December 10, 2003, between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).
+10.2(a)	Amended and Restated Agreement to Participate in Profits and Losses, dated as of March 12, 2004, between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).
+10.2(b)	Termination Agreement to Amended and Restated Agreement to Participate in Profits and Losses, dated as of May 3, 2007, by and between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed May 3, 2007).
10.3	License Agreement, dated December 10, 1993, between Laredo Joint Venture and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994).
10.4(a)	Tax Sharing Agreement, between Cinemark USA, Inc. and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc.), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1993).
10.4(b)	Tax Sharing Agreement, dated as of July 28, 1993, between Cinemark USA, Inc. and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4, File No. 033-72114, filed on November 24, 1993).
+10.5(a)	Employment Agreement, effective as of December 15, 2008, by and between Cinemark Holdings, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.5(q) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).
+10.5(b)	Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Alan Stock (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 333-140390, filed August 8, 2008).
+10.5(c)	Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Timothy Warner (incorporated by reference to Exhibit 10.2 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 333-140390, filed August 8, 2008).
+10.5(d)	Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Robert Copple (incorporated by reference to Exhibit 10.3 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 333-140390, filed August 8, 2008).
+10.5(e)	Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Michael Cavalier (incorporated by reference to Exhibit 10.4 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 333-140390, filed August 8, 2008).
+10.5(f)	Employment Agreement, dated as of December 15, 2008, between Cinemark Holdings, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.5 (q) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).
+10.5(g)	Employment Agreement, dated as of December 15, 2008, between Cinemark Holdings, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.5 (r) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).
+10.5(h)	Employment Agreement, dated as of December 15, 2008, between Cinemark Holdings, Inc. and John Lundin (incorporated by reference to Exhibit 10.5 (s) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).
+10.5(i)	Employment agreement, dated as of April 7, 2009, between Cinemark Holdings, Inc. and Steven Bunnell (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 7, 2009).
+10.5(j)	Employment Agreement, dated as of February 15, 2010, between Cinemark Holdings, Inc. and Valmir Fernandes (incorporated by reference to Exhibit 10.5(u) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 10, 2010).

Number	Exhibit Title
10.6(a)	Credit Agreement, dated as of October 5, 2006, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc., the several banks and other financial institutions or entities from time to time parties to the Agreement, Lehman Brothers Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, Morgan Stanley Senior Funding, Inc., as syndication agent, BNP Paribas and General Electric Capital Corporation as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on October 12, 2006).
10.6(b)	First Amendment to Credit Agreement, dated as of March 14, 2007, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, Morgan Stanley Senior Funding, Inc., as syndication agent, BNP Paribas and General Electric Capital Corporation, as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.6(b) to Amendment No. 1 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed March 16, 2007).
10.6(c)	Second Amendment to Credit Agreement dated as of January 29, 2010 by and among Lehman Commercial Paper Inc. (“Lehman”), a debtor and debtor in possession under chapter 11 of the Bankruptcy Code as Administrative Agent, the Required Lenders, Barclay’s Bank PLC, as successor Administrative Agent, Cinemark USA, Inc. and each Loan Party (incorporated by reference to Exhibit 10.6(c) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K , File No. 333-140390, filed on March 10, 2010).
10.6(d)	Third Amendment to Credit Agreement dated as of March 2, 2010 by and among Cinemark Holdings, Inc., Cinemark USA, Inc., Barclays Bank PLC and the Required Lenders (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K , File No. 001-33401, filed on March 8, 2010).
10.6(e)	Guarantee and Collateral Agreement, dated as of October 5, 2006, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc. and each subsidiary guarantor party thereto (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on October 12, 2006).
+10.7(a)	Cinemark Holdings, Inc. 2006 Long Term Incentive Plan, dated December 22, 2006 (incorporated by reference to Exhibit 10.7(a) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed February 1, 2007).
+10.7(b)	First Amendment to Cinemark Holdings, Inc. 2006 Long Term Incentive Plan, dated December 22, 2006 (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed November 15, 2007).
+10.7(c)	Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Quarterly Report on form 10-Q, File No. 001-33401, filed May 9, 2008).
10.8	Exhibitor Services Agreement, dated as of February 13, 2007, by and between National CineMedia, LLC and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed March 16, 2007).
10.9	Third Amended and Restated Limited Liability Company Operating Agreement, dated as of February 12, 2007, by and between Cinemark Media, Inc., American Multi-Cinema, Inc., Regal CineMedia, LLC and National CineMedia, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed March 16, 2007).
10.10(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.10(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.10(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA(incorporated by reference to Exhibit 10.10(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.10(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.10(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.11(a)	Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.11(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.11(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.11(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.11(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

Number	Exhibit Title
10.12(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA (incorporated by reference to Exhibit 10.12(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.12(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA (incorporated by reference to Exhibit 10.12(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.12(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA (incorporated by reference to Exhibit 10.12(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.12(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA (incorporated by reference to Exhibit 10.12(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10 .12(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA (incorporated by reference to Exhibit 10.12(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.13(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA (incorporated by reference to Exhibit 10.13(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.13(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA (incorporated by reference to Exhibit 10.13(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.13(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA (incorporated by reference to Exhibit 10.13(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.13(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA (incorporated by reference to Exhibit 10.13(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.13(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA (incorporated by reference to Exhibit 10.13(e) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.14(a)	Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.14(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.14(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.14(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.14(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.15(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.15(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.15(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.15(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

Number	Exhibit Title
10.15(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.16(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA (incorporated by reference to Exhibit 10.16(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.16(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA (incorporated by reference to Exhibit 10.16(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.16(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA (incorporated by reference to Exhibit 10.16(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.16(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA (incorporated by reference to Exhibit 10.16(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.16(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA (incorporated by reference to Exhibit 10.16(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.17(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.17(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.17(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.17(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.17(e)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.18(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA (incorporated by reference to Exhibit 10.18(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.18(b)	First Amendment, dated as of October 31, 1996, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA (incorporated by reference to Exhibit 10.18(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.18(c)	Second Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA (incorporated by reference to Exhibit 10.18(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.18(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA (incorporated by reference to Exhibit 10.18(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.18(e)	Fourth Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA (incorporated by reference to Exhibit 10.18(e) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.18(f)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA (incorporated by reference to Exhibit 10.18(f) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.19(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA (incorporated by reference to Exhibit 10.19(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.19(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA (incorporated by reference to Exhibit 10.19(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

Number	Exhibit Title
10.19(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA (incorporated by reference to Exhibit 10.19(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.19(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA (incorporated by reference to Exhibit 10.19(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.19(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA (incorporated by reference to Exhibit 10.19(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.20(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA (incorporated by reference to Exhibit 10.20(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.20(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA (incorporated by reference to Exhibit 10.20(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.20(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA (incorporated by reference to Exhibit 10.20(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.20(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA(incorporated by reference to Exhibit 10.20(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.20(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA (incorporated by reference to Exhibit 10.20(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.21(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.21(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.21(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.21(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.21(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.22(a)	Indenture of Lease, dated as of September 30, 1995, by and between Sycal Properties, Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA (incorporated by reference to Exhibit 10.22(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.22(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA (incorporated by reference to Exhibit 10.22(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.22(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA (incorporated by reference to Exhibit 10.22(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007). .
10.22(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA (incorporated by reference to Exhibit 10.22(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.22(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA (incorporated by reference to Exhibit 10.22(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.23(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA (incorporated by reference to Exhibit 10.23(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

Number	Exhibit Title
10.23(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA (incorporated by reference to Exhibit 10.23(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.23(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA (incorporated by reference to Exhibit 10.23(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.23(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA (incorporated by reference to Exhibit 10.23(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.23(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA (incorporated by reference to Exhibit 10.23(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.24(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.24(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.24(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.24(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.24(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.25(a)	Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.25(b)	First Amendment, dated as of April 15, 2005, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.25(c)	Second Amendment, dated as of September 29, 2005, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.25(d)	Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.26(a)	Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.26(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.26(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.26(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.26(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.26(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.26(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.26(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.27(a)	Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA (incorporated by reference to Exhibit 10.27(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.27(b)	First Amendment, dated as of April 15, 2005, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, (incorporated by reference to Exhibit 10.27(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.27(c)	Second Amendment, dated as of September 29, 2005, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, (incorporated by reference to Exhibit 10.27(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

Number	Exhibit Title
10.27(d)	Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, (incorporated by reference to Exhibit 10.27(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.28(a)	Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM(incorporated by reference to Exhibit 10.28(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.28(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.28(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.28(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.28(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.28(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.28(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.29(a)	Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.29(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.29(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.29(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.29(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.29(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.29(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.29(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.30(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Rancho Santa Fe 16, Las Vegas, NV (incorporated by reference to Exhibit 10.30(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.30(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Rancho Santa Fe 16, Las Vegas, NV (incorporated by reference to Exhibit 10.30(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.30(c)	Second Amendment, dated as of September 30, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Rancho Santa Fe 16, Las Vegas, NV (incorporated by reference to Exhibit 10.30(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.31(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.31(b)	First Amendment, dated as of October 1, 1996, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.31(c)	Second Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.31(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.31(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.32(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.32(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.32(c)	Second Amendment, dated as of October 1, 2001, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

Number	Exhibit Title
10.32(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.33(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syut Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.33(b)	First Amendment, dated as of January 4, 1998, to Indenture of Lease, dated as of September 30, 1995, by and between Syut Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.33(c)	Second Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syut Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.33(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syut Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.33(e)	Fourth Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syut Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(e) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.33(f)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syut Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(f) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.34(a)	Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.34(b)	First Amendment, dated as of April 30, 2003, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.34(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.34(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.34(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.35(a)	Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.35(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.35(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.35(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.36(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.36(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.36(c)	Second Amendment, dated as of October 1, 2001, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.36(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.36(e)	Fourth Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(e) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

Number	Exhibit Title
10.36(f)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(f) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.37(a)	Lease Agreement, dated as of October 31, 1997, by and between Sycal Properties, Inc. (succeeded by 150 Pelican LLC), as landlord and Century Theatres, Inc., as tenant, for office building situated at 150 Pelican Way, San Rafael, CA (incorporated by reference to Exhibit 10.37(a) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.37(b)	First Amendment, dated as of December 1, 1998, to Lease Agreement, dated as of October 31, 1997, by and between Sycal Properties, Inc. (succeeded by 150 Pelican LLC), as landlord and Century Theatres, Inc., as tenant, for office building situated at 150 Pelican Way, San Rafael, CA (incorporated by reference to Exhibit 10.37(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.37(c)	Second Amendment, dated as of October 4, 2006, to Lease Agreement, dated as of October 31, 1997, by and between Sycal Properties, Inc. (succeeded by 150 Pelican LLC), as landlord and Century Theatres, Inc., as tenant, for office building situated at 150 Pelican Way, San Rafael, CA (incorporated by reference to Exhibit 10.37(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.38	Stock Purchase Agreement, dated as of August 7, 2006, by and among Cinemark USA, Inc, Cinemark Holdings, Inc., Syufy Enterprises LP, Century Theatres, Inc. and Century Theatres Holdings, LLC (incorporated by reference to Exhibit 10.1 to current Report on Form 8-K, File No, 000-47040, filed by Cinemark USA, Inc. on August 11, 2006).
*12	Calculation of Earnings to Fixed Charges.
*21	Subsidiaries of Cinemark USA, Inc.
*23.1	Consent of National CineMedia, LLC.
*31.1	Certification of Alan Stock, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Alan Stock, Chief Executive Officer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Robert Copple, Chief Financial Officer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Any management contract, compensatory plan or arrangement.