Form 10-Q
period 2010-03-31
CINEMARK USA INC /TX
filed 2010-05-12
CIK 885975

CINEMARK USA, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION (H)(1)(A) AND (B) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM
WITH THE REDUCED DISCLOSURE FORMAT.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☑      No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     As of April 30, 2010, 1,500 shares of Class A common stock and 182,648 share of Class B common stock were outstanding.

CINEMARK USA, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements
Certain matters within this Quarterly Report on Form 10Q include “forward—looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10Q, other than statements of historical fact, may constitute forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. For a description of the risk factors, please review the “Risk Factors” section or other sections in the Company’s Annual Report on Form 10-K filed March 12, 2010 and quarterly reports on Form 10-Q, filed with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$433,159	$437,737
Inventories	9,817	9,854
Accounts receivable	30,192	32,793
Income tax receivable	—	13,025
Current deferred tax asset	3,297	3,321
Prepaid expenses and other	9,376	10,051
Accounts receivable from parent	8,380	7,656

Total current assets	494,221	514,437

Theatre properties and equipment	1,934,828	1,936,535
Less accumulated depreciation and amortization	743,613	716,947

Theatre properties and equipment, net	1,191,215	1,219,588

Other assets
Goodwill	1,115,368	1,116,302
Intangible assets — net	342,331	342,998
Investment in NCM	64,190	34,232
Investment in DCIP	16,845	640
Investments in and advances to affiliates	2,873	2,889
Deferred charges and other assets — net	63,613	52,502

Total other assets	1,605,220	1,549,563

Total assets	$3,290,656	$3,283,588

Liabilities and equity

Current liabilities
Current portion of long-term debt	$11,475	$12,227
Current portion of capital lease obligations	7,270	7,340
Income tax payable	8,025	—
Current liability for uncertain tax positions	8,507	13,229
Accounts payable and accrued expenses	211,323	247,938

Total current liabilities	246,600	280,734

Long-term liabilities
Long-term debt, less current portion	1,529,321	1,531,478
Capital lease obligations, less current portion	131,359	133,028
Deferred tax liability	113,957	124,823
Liability for uncertain tax positions	17,773	18,432
Deferred lease expenses	28,498	27,698
Deferred revenue — NCM	233,031	203,006
Other long-term liabilities	42,393	42,248

Total long-term liabilities	2,096,332	2,080,713

Commitments and contingencies (see Note 16)

Equity
Cinemark USA, Inc.’s stockholder’s equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49,543	49,543
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Additional paid-in-capital	1,153,941	1,151,166
Retained deficit	(240,618)	(261,672)
Accumulated other comprehensive loss	(7,087)	(7,459)

Total Cinemark USA, Inc.’s stockholder’s equity	931,546	907,345
Noncontrolling interests	16,178	14,796

Total stockholder’s equity	947,724	922,141

Total liabilities and equity	$3,290,656	$3,283,588

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data, unaudited)

	Three months ended March 31,
	2010	2009
Revenues
Admissions	$342,990	$279,883
Concession	153,104	130,031
Other	20,537	15,886

Total revenues	516,631	425,800

Cost of operations
Film rentals and advertising	188,819	147,126
Concession supplies	22,406	19,717
Salaries and wages	52,542	44,350
Facility lease expense	62,715	55,738
Utilities and other	55,221	48,728
General and administrative expenses	24,991	21,411
Depreciation and amortization	33,933	36,133
Amortization of favorable/unfavorable leases	158	323
Impairment of long-lived assets	347	1,039
Loss on sale of assets and other	3,167	272

Total cost of operations	444,299	374,837

Operating income	72,332	50,963

Other income (expense)
Interest expense	(26,010)	(15,282)
Interest income	1,053	1,673
Foreign currency exchange gain (loss)	(268)	66
Distributions from NCM	9,946	6,579
Equity in income (loss) of affiliates	27	(605)

Total other expense	(15,252)	(7,569)

Income before income taxes	57,080	43,394
Income taxes	20,033	18,461

Net income	$37,047	$24,933
Less: Net income attributable to noncontrolling interests	1,618	786

Net income attributable to Cinemark USA, Inc.	$35,429	$24,147

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net income	$37,047	$24,933

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	32,829	35,229
Amortization of intangible and other assets and unfavorable leases	1,262	1,227
Amortization of long-term prepaid rents	341	390
Amortization of debt issue costs	1,181	855
Amortization of deferred revenues, deferred lease incentives and other	(1,399)	(1,002)
Amortization of accumulated other comprehensive loss related to interest rate swap agreement	1,158	1,158
Amortization of bond discount	188	—
Impairment of long-lived assets	347	1,039
Share based awards compensation expense	1,108	1,453
Loss on sale of assets and other	1,457	272
Loss on contribution of digital projection systems to DCIP	1,710	—
Deferred lease expenses	783	1,088
Deferred income tax expenses	(10,528)	(2,422)
Equity in (income) loss of affiliates	(27)	605
Tax benefit related to stock option exercises	1,667	—
Increase in deferred revenue related to new beverage contract	—	6,000
Distributions from equity investees	1,674	424
Changes in assets and liabilities	(27,158)	(19,513)

Net cash provided by operating activities	43,640	51,736

Investing activities
Additions to theatre properties and equipment	(19,517)	(22,872)
Proceeds from sale of theatre properties and equipment	491	510
Acquisition of theatres in the U.S.	—	(48,950)
Investment in joint venture — DCIP, net of cash distributions	(644)	—

Net cash used for investing activities	(19,670)	(71,312)

Financing activities
Capital contributions from parent	—	16,400
Dividends paid to parent	(14,375)	—
Payroll taxes paid as a result of noncash stock option exercises and restricted stock withholdings	(299)	—
Repayments of other long-term debt	(3,070)	(3,147)
Payments on capital leases	(1,739)	(1,299)
Payment of debt issue costs	(8,706)	—
Other	—	(94)

Net cash provided by (used for) financing activities	(28,189)	11,860

Effect of exchange rate changes on cash and cash equivalents	(359)	(319)

Decrease in cash and cash equivalents	(4,578)	(8,035)

Cash and cash equivalents:
Beginning of period	437,737	313,238

End of period	$433,159	$305,203

Supplemental information (see Note 13)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
1. The Company and Basis of Presentation
     Cinemark USA, Inc. and subsidiaries (the “Company”) is a leader in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Canada, Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the three months ended March 31, 2010.
     The condensed consolidated financial statements have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these interim financial statements reflect all adjustments of a recurring nature necessary to state fairly the financial position and results of operations as of, and for, the periods indicated. Majority-owned subsidiaries that the Company has control of are consolidated while those affiliates of which the Company owns between 20% and 50% and does not control are accounted for under the equity method. Those affiliates of which the Company owns less than 20% are generally accounted for under the cost method, unless the Company is deemed to have the ability to exercise significant influence over the affiliate, in which case the Company would account for its investment under the equity method. The results of these subsidiaries and affiliates are included in the condensed consolidated financial statements effective with their formation or from their dates of acquisition. Intercompany balances and transactions are eliminated in consolidation.
     These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2009, included in the Annual Report on Form 10-K filed March 12, 2010 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results to be achieved for the full year.
2. New Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1(FASB ASC Topic 825), “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS 107-1 and APB 28-1 (FASB ASC Topic 825) require that disclosures about the fair value of financial instruments be included in the notes to financial statements issued during interim periods. Fair value information must be presented in the notes to financial statements together with the carrying amounts of the financial instruments. It must be clearly stated whether the amounts are assets or liabilities and how they relate to information presented in the balance sheet. The disclosures must include methods and significant assumptions used to estimate fair values, along with any changes in those methods and assumptions from prior periods. FSP FAS 107-1 and APB 28-1 (FASB ASC Topic 825) were effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. Upon adoption of FSP FAS-107-1 and APB 28-1 (FASB ASC Topic 825), the Company added an interim disclosure regarding the fair value of its long-term debt (Note 8). Below is a summary of the Company’s financial instruments, both of which are liabilities:

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt (see Note 8)	$1,540,796	$1,570,479	$1,543,705	$1,513,838
Interest rate swap agreements (see Note 9)	$19,356	$19,356	$18,524	$18,524
     In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165 (FASB ASC Topic 855), “Subsequent Events”. SFAS No. 165 (FASB ASC Topic 855) should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS No. 165 (FASB ASC Topic 855) introduced the concept of financial statements that are available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles and all approvals necessary for issuance have been obtained. SFAS No. 165 (FASB ASC Topic 855) was effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 (FASB ASC Topic 855) did not have a significant impact on the Company’s condensed consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168 (FASB ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which authorizes the Codification as the

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
sole source for authoritative generally accepted accounting principles in the U.S. (“U.S. GAAP”). SFAS No. 168 (FASB ASC Topic 105) was effective for financial statements issued for reporting periods that ended after September 15, 2009. SFAS No. 168 (FASB ASC Topic 105) supersedes all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 (FASB ASC Topic 105) replaced SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. The adoption of SFAS No. 168 (FASB ASC Topic 105) did not have a significant impact on the Company’s condensed consolidated financial statements.
     In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU No. 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU No. 2009-17 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company adopted ASU No. 2009-17 as of January 1, 2010, and its application had no impact on the Company’s condensed consolidated financial statements.
     In January 2010, the FASB issued FASB ASU 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”)”, which amends FASB ASC Topic 820-10, “Fair Value Measurements and Disclosures". The update requires additional disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3 and clarifies certain other existing disclosure requirements. The Company adopted ASU 2010-06 beginning January 1, 2010. This update did not have a significant impact on the Company’s disclosures.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
3. Equity
     Below is a summary of changes in stockholder’s equity attributable to Cinemark USA, Inc., noncontrolling interests and total equity for the three months ended March 31, 2010 and 2009:

	Cinemark
	USA, Inc.
	Stockholder’s	Noncontrolling	Total
	Equity	Interests	Equity

Balance at January 1, 2010	$907,345	$14,796	$922,141

Share based awards compensation expense	1,108	—	1,108
Dividends paid to parent	(14,375)	—	(14,375)
Tax benefit related to stock option exercises	1,667	—	1,667
Comprehensive income:
Net income	35,429	1,618	37,047
Fair value adjustments on interest rate swap agreements, net of taxes of $314	(518)	—	(518)
Amortization of accumulated other comprehensive loss on terminated swap agreement	1,158	—	1,158
Foreign currency translation adjustment	(268)	(236)	(504)

Balance at March 31, 2010	$931,546	$16,178	$947,724

	Cinemark
	USA, Inc.
	Stockholder’s	Noncontrolling	Total
	Equity	Interests	Equity

Balance at January 1, 2009	$1,142,920	$12,971	$1,155,891

Share based awards compensation expense	1,453	—	1,453
Capital contributions from parent	16,400	—	16,400
Dividends paid to noncontrolling interests	—	(93)	(93)
Comprehensive income:
Net income	24,147	786	24,933
Fair value adjustments on interest rate swap agreements, net of taxes of $(31)	52	—	52
Amortization of accumulated other comprehensive loss on terminated swap agreement	1,158	—	1,158
Foreign currency translation adjustment	(1,728)	(821)	(2,549)

Balance at March 31, 2009	$1,184,402	$12,843	$1,197,245

4. Acquisition of U.S. Theatres
     On March 18, 2009, the Company acquired four theatres with 82 screens from Muvico Entertainment L.L.C. in an asset purchase for $48,950 in cash. The acquisition resulted in an expansion of the Company’s U.S. theatre base, as three of the theatres are located in Florida and one theatre is located in Maryland. The Company incurred approximately $113 in transaction costs, which are reflected in general and administrative expenses on the condensed consolidated statement of income for the three months ended March 31, 2009.
     The transaction was accounted for by applying the acquisition method. The following table represents the identifiable assets acquired and liabilities assumed that have been recognized by the Company in its condensed consolidated balance sheets:

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data

Theatre properties and equipment	$25,575
Brandname	3,500
Noncompete agreement	1,630
Goodwill	44,565
Unfavorable lease	(3,600)
Capital lease liability (for one theatre)	(22,720)

Total	$48,950

     The brandname and noncompete agreement are presented as intangible assets and the unfavorable lease is presented as other long-term liabilities on the Company’s condensed consolidated balance sheets. The weighted average amortization period for these intangible assets and the unfavorable lease are 8.6 years and 9 years, respectively. Goodwill represents excess of the costs of acquiring these theatres over amounts assigned to assets acquired, including intangible assets, and liabilities assumed. The goodwill recorded is fully deductible for tax purposes.
5. Investment in National CineMedia
     Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

				Equity in
	Investment	Deferred	Distributions	(Earnings)	Other	Cash
	in NCM	Revenue	from NCM	Losses	Revenue	Received

Balance as of December 31, 2009	$34,232	$(203,006)
Receipt of common units due to 2010 common unit adjustment	30,683	(30,683)	$—	$—	$—	$—
Revenues earned under exhibitor services agreement	—	—	—	—	(1,190)	1,190
Receipt of excess cash distributions	(1,069)	—	(6,879)	—	—	7,948
Receipt under tax receivable agreement	(477)	—	(3,067)	—	—	3,544
Equity in earnings	821	—	—	(821)	—	—
Amortization of deferred revenue	—	658	—	—	(658)	—

Balance as of and for the period ended March 31, 2010	$64,190	$(233,031)	$(9,946)	$(821)	$(1,848)	$12,682

     During March 2010, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company received an additional 1,757,548 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value as an investment with a corresponding adjustment to deferred revenue of $30,683. The common unit adjustment resulted in a change in the Company’s ownership percentage in NCM from approximately 15.0% to 16.3%. As of March 31, 2010, the Company owned a total of 16,946,503 common units of NCM. The Company continues to account for its investment in NCM under the equity method of accounting. During the three months ended March 31, 2010 and March 31, 2009, the Company recorded equity earnings of approximately $821 and $24, respectively.
     Pursuant to the terms of the Exhibitor Services Agreement, the Company recorded other revenues of approximately $1,190 and $1,401 during the three months ended March 31, 2010 and 2009, respectively. These amounts include the per patron and per digital advertising screen theatre access fee and theatre rental revenue, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of $2,513 and $2,120, respectively.
     Below is summary financial information for NCM for the year ended December 31, 2009 (first quarter information was not available at the time of this report):

Gross revenues	$380,667
Operating income	$168,200
Net earnings	$128,531

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
6. Investment in Digital Cinema Implementation Partners
     On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema.
     During January 2010, the Company contributed $500 to DCIP. On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. Upon signing the agreements, the Company contributed cash of $1,201 and digital projection systems at a fair value of $16,380 to DCIP (collectively the “contributions”), which DCIP then contributed to Kasima. The net book value of the contributed equipment was approximately $18,090, and as a result, the Company recorded a loss of approximately $1,710 during the three months ended March 31, 2010, which is reflected in loss on sale of assets and other on the condensed consolidated statement of income. Subsequent to the contributions, the Company continues to have a 33% voting interest in DCIP and now has a 24.3% economic interest in DCIP.
     The Company has a variable interest in Kasima through the terms of its master equipment lease agreement; however, the Company has concluded that it is not the primary beneficiary of Kasima, as the Company does not have the ability to direct the activities of Kasima that most significantly impact Kasima’s economic performance. The Company will continue to account for its investment in DCIP and its subsidiaries under the equity method of accounting. During the three months ended March 31, 2010 and 2009, the Company recorded equity losses of $818 and $640, respectively, relating to this investment. During March 2010, the Company received a cash distribution of $1,057 from DCIP.
     As a result of these agreements, the Company will rollout digital projection systems to a majority of its first run U.S. theatres. The digital projection systems will be leased from Kasima under an operating lease with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, the Company pays minimum annual rent of one thousand dollars per digital projection system for the first six and a half years from the effective date of the agreement and minimum annual rent of three thousand dollars per digital projection system beginning at six and a half years from the effective date through the end of the lease term. The Company may also be subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum. As of March 31, 2010, the Company had 265 digital projection systems being leased under the master equipment lease agreement with Kasima. The company recorded equipment lease expense of approximately $65 during the three months ended March 31, 2010, which is included in utilities and other costs on the condensed consolidated statement of income.
     The digital projection systems leased from Kasima will replace a majority of the Company’s existing 35 millimeter projection systems in its U.S. theatres. Therefore, the Company began accelerating the depreciation of these existing 35 millimeter projection systems, based on the estimated two year replacement timeframe. The net book value of the existing 35 millimeter projection systems to be replaced was approximately $18,500 as of March 31, 2010.
7. Share Based Awards
     Stock Options — Below is a summary of activity and related information for Cinemark Holdings, Inc. stock options that are held by the Company’s employees for the three months ended March 31, 2010 is as follows:

	Number of	Weighted Average	Weighted Average	Aggregate
	Options	Exercise Price	Grant Date Fair Value	Intrinsic Value
Outstanding at December 31, 2009	1,231,892	$7.63	$3.51
Granted	—	—	—
Exercised	(720,220)	$7.63	$3.51
Forfeited	—	—	—

Outstanding at March 31, 2010	511,672	$7.63	$3.51	$5,480

Options exercisable at March 31, 2010	511,672	$7.63	$3.51	$5,480

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The total intrinsic value of options exercised during the three months ended March 31, 2010 was $5,957. The Company recognized a tax benefit of approximately $1,667 related to the options exercised during the three months ended March 31, 2010.
     As of March 31, 2010, there was no remaining unrecognized compensation expense related to outstanding stock options as all outstanding options fully vested on April 2, 2009. All options outstanding at March 31, 2010 have an average remaining contractual life of approximately 4.5 years.
     Restricted Stock — During the three months ended March 31, 2010, Cinemark Holdings, Inc. granted 628,270 shares of restricted stock to directors of Cinemark Holdings, Inc. and employees of the Company. The fair value of the restricted stock granted was determined based on the market value of Cinemark Holdings, Inc.’s stock on the dates of grant, which ranged from $14.51 to $18.34 per share. The Company assumed forfeiture rates ranging from zero to 5% for the restricted stock awards. The restricted stock granted to directors vests over six months and the restricted stock granted to employees vests over four years based on continued service.
     Below is a summary of restricted stock activity for the three months ended March 31, 2010:

		Weighted Average
	Shares of	Grant Date Fair
	Restricted Stock	Value
Outstanding at December 31, 2009	764,078	$11.10
Granted	628,270	$18.29
Forfeited	(2,719)	$11.03
Vested	(37,818)	$12.89

Outstanding at March 31, 2010	1,351,811	$14.39

Unvested restricted stock at March 31, 2010	1,351,811	$14.39

     The Company recorded compensation expense of $540 and Cinemark Holdings, Inc. recorded an additional $205 related to restricted stock awards during the three months ended March 31, 2010. As of March 31, 2010, the remaining unrecognized compensation expense related to restricted stock awards was $15,903 and the weighted average period over which this remaining compensation expense will be recognized is approximately three years. Upon vesting, the Company receives an income tax deduction. The total fair value of shares that vested during the three months ended March 31, 2010 was $688 and the Company recognized a tax benefit of approximately $264 related to these vested shares. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however the sale and transfer of the restricted shares is prohibited during the restriction period.
     Restricted Stock Units – During the three months ended March 31, 2010, Cinemark Holdings, Inc. granted restricted stock units to employees of the Company representing 396,432 hypothetical shares of common stock under the Restated Incentive Plan. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the three fiscal year period ending December 31, 2012 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the three year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the three year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the three year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. All payouts of restricted stock units that vest will be subject to an additional service requirement and will be paid in the form of common stock if the participant continues to provide services through March 31, 2014, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards are paid out.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the three months ended March 31, 2010 at each of the three levels of financial performance (excluding forfeiture assumptions):

	Number of	Fair
	Shares	Value at
	Vesting	Grant
at IRR of at least 8.5%	132,144	$2,423
at IRR of at least 10.5%	264,288	$4,847
at IRR of at least 12.5%	396,432	$7,271
     Due to the fact that the IRR for the three year performance period could not be determined at the time of grant, the Company estimated that the most likely outcome is the achievement of the mid-point IRR level. The Company assumed a forfeiture rate of 5% for the restricted stock unit awards. If during the service period, additional information becomes available to lead the Company to believe a different IRR level will be achieved for the three year performance period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis over the remaining service period.
     During the three months ended March 31, 2010, the Compensation Committee of Cinemark Holdings, Inc.’s board of directors approved a modification of restricted stock unit awards granted to employees during 2008. Cinemark Holdings, Inc.’s Compensation Committee also approved the cancellation and replacement of restricted stock unit awards granted to the Company’s top five executive officers during 2008. Both the modification and the cancellation and replacement were accounted for as modifications of share based awards. As a result of these modifications, the Company recorded incremental compensation expense of approximately $350 during the three months ended March 31, 2010, which represents the difference between the grant date fair value and the modification date fair value of these awards for the portion of the service period that has been satisfied. The service period for the modified awards did not change. The Company will also record incremental compensation expense of $350 over the remaining service period.
     No restricted stock unit awards have vested. There were no forfeitures of restricted stock unit awards during the three months ended March 31, 2010. The Company recorded compensation expense of $568 related to these restricted stock unit awards during the three months ended March 31, 2010, including the aforementioned $350 related to the modification of the 2008 restricted stock unit awards. As of March 31, 2010, the Company had restricted stock units outstanding that represented a total of 890,682 hypothetical shares of common stock, net of actual cumulative forfeitures of 13,279 units, assuming the maximum IRR of at least 12.5% is achieved for all of the grants. As of March 31, 2010, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $7,174, which assumes the mid-point IRR level will be achieved for all of the restricted stock units outstanding. The weighted average period over which this remaining compensation expense will be recognized is approximately three years.
8. Long-Term Debt Activity
     Senior Notes
     On June 29, 2009, Cinemark USA, Inc. issued $470,000 aggregate principal amount of 8.625% senior notes due 2019 with an original issue discount of $11,468, resulting in proceeds of approximately $458,532. The proceeds were primarily used to fund the repurchase of the remaining $402,459 aggregate principal amount at maturity of Cinemark, Inc.’s 9 3/4% senior discount notes. Interest is payable on June 15 and December 15 of each year beginning December 15, 2009. The senior notes mature on June 15, 2019. As of March 31, 2010, the carrying value of the senior notes was $459,085.
     The indenture to the senior notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) consummate specified asset sales, (2) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (3) incur additional indebtedness and issue preferred stock, (4) enter into transactions with affiliates, (5) enter new lines of business, (6) merge or consolidate with, or sell all or substantially all of its assets to, another person and (7) create liens. Upon a change of control of Cinemark Holdings, Inc. or Cinemark USA, Inc., Cinemark USA, Inc. would be required to make an offer to

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
repurchase the senior notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. Certain asset dispositions are considered triggering events that may require Cinemark USA, Inc. to use the proceeds from those asset dispositions to make an offer to purchase the notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase if such proceeds are not otherwise used within 365 days as described in the indenture. The indenture governing the senior notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of March 31, 2010 was 5.0 to 1.
Amendment and Extension of Senior Secured Credit Facility
     On March 2, 2010, the Company completed an amendment and extension to its existing senior secured credit facility to primarily extend the maturities of the facility and make certain other modifications. Approximately $924,375 of the Company’s remaining outstanding $1,083,600 term loan debt has been extended from an original maturity date of October 2013 to a maturity date of April 2016. The remaining term loan debt of $159,225 that was not extended matures on the original maturity date of October 2013. Payments on the extended amount will be due in equal quarterly installments of $2,311 beginning March 31, 2010 through March 31, 2016 with the remaining principal amount of $866,602 due April 30, 2016. Payments on the original amount that was not extended are due in equal quarterly installments of approximately $398 beginning March 31, 2010 through September 30, 2012 and increase to approximately $37,418 each calendar quarter from December 31, 2012 to June 30, 2013 with one final payment of approximately $42,593 at maturity on October 5, 2013. The amendment also imposed a 1.0% prepayment premium for one year on certain prepayments of the extended portion of the term loan debt. The interest rate on the original term loan debt that was not extended accrues interest, at Cinemark USA, Inc.’s option, at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50% (the “base rate”), plus a margin that ranges from 0.50% to 0.75% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 1.75%, per annum. The interest rate on the extended portion of the term loan debt accrues interest, at Cinemark USA, Inc.’s option at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a 2.25% margin per annum, or (B) a “eurodollar rate” plus a 3.25% margin per annum. The margin of the extended term loan debt is a function of the applicable corporate credit rating.
     In addition, the maturity date of $73,500 of Cinemark USA, Inc.’s $150,000 revolving credit line has been extended from October 2012 to March 2015. The maturity date of the remaining $76,500 of Cinemark USA, Inc.’s revolving credit line did not change and remains October 2012. The interest rate on the original revolving credit line accrues interest, at Cinemark USA, Inc.’s option, at: (A) a base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 2.00% per annum. The interest rate on the extended revolving credit line accrues interest, at Cinemark USA, Inc.’s option at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 1.75% to 2.0% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 2.75% to 3.0% per annum. The margin of the revolving credit line is a function of the consolidated net senior secured leverage ratio as defined in the credit agreement.
     The Company incurred debt issue costs of approximately $8,700 during the three months ended March 31, 2010 related to the amendment and extension of its senior secured credit facility. These costs will be amortized using the straight-line method over the remaining term of the facility.
     Fair Value of Long-Term Debt
     The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35. The carrying value of the Company’s long-term debt was $1,540,796 and $1,543,705 as of March 31, 2010 and December 31, 2009, respectively. The fair value of the Company’s long-term debt was $1,570,479 and $1,513,838 as of March 31, 2010 and December 31, 2009, respectively.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
9. Interest Rate Swap Agreements
     The company has two interest rate swap agreements, both of which qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on the Company’s condensed consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive loss and the ineffective portion reported in earnings. The valuation technique used to determine fair value is the income approach and under this approach, the Company uses projected future interest rates as provided by counterparties to the interest rate swap agreements and the fixed rates that the Company is obligated to pay under these agreements. The Company’s measurements use significant unobservable inputs, which fall in Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35. There were no changes in valuation techniques during the period, no transfers in or out of Level 3 and no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to the interest rate swap agreements.
     As of March 31, 2010, the aggregate fair values of the two interest rate swap agreements was a liability of approximately $19,356, which has been recorded as a component of other long-term liabilities. A corresponding cumulative amount of $11,886, which is net of deferred taxes of $7,470, has been recorded as an increase in accumulated other comprehensive loss on the Company’s condensed consolidated balance sheet as of March 31, 2010. The interest rate swaps exhibited no ineffectiveness during the three months ended March 31, 2010.
     Below is a reconciliation of the interest rate swap values from January 1 to March 31:

	2010	2009
Beginning liability balance — January 1	$18,524	$24,781
Total (gain) loss included in accumulated other comprehensive loss	832	(83)

Ending liability balance — March 31	$19,356	$24,698

     The Company amortized approximately $1,158 to interest expense during each of the three months ended March 31, 2009 and 2010, related to a previously terminated interest rate swap agreement. The Company will amortize approximately $4,633 to interest expense for this terminated interest rate swap agreement over the next twelve months.
10. Goodwill and Other Intangible Assets
     The Company’s goodwill was as follows:

	U.S.	International
	Operating	Operating
	Segment	Segment	Total
Balance at December 31, 2009 (1)	$948,026	$168,276	$1,116,302
Foreign currency translation adjustments	—	(934)	(934)

Balance at March 31, 2010 (1)	$948,026	$167,342	$1,115,368

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.
     The Company evaluates goodwill for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill might exceed its estimated fair value. The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. The Company considers the reporting unit to be each of its sixteen regions in the U.S. and each of its eight countries internationally (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit). Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluation performed during the fourth quarter of 2009. No events or changes in circumstances occurred during the three months ended March 31, 2010 that indicated that the carrying value of goodwill might exceed its estimated fair value.
     Intangible assets consisted of the following:

			Foreign
	Balance at		Currency	Balance at
	December 31,		Translation	March 31,
	2009	Amortization	Adjustments	2010
Intangible assets with finite lives:
Vendor contracts:
Gross carrying amount	$56,474	$—	$279	$56,753
Accumulated amortization	(29,870)	(815)	—	(30,685)

Net carrying amount	26,604	(815)	$279	26,068

Other intangible assets:
Gross carrying amount	26,510	—	62	26,572
Accumulated amortization	(20,596)	(511)	—	(21,107)

Net carrying amount	5,914	(511)	62	5,465

Total net intangible assets with finite lives	32,518	(1,326)	341	31,533
Intangible assets with indefinite lives:
Tradename	310,480	—	318	310,798

Total intangible assets — net	$342,998	$(1,326)	$659	$342,331

     Estimated aggregate future amortization expense for intangible assets is as follows:

For the nine months ended December 31, 2010	$4,283
For the twelve months ended December 31, 2011	5,279
For the twelve months ended December 31, 2012	5,123
For the twelve months ended December 31, 2013	4,377
For the twelve months ended December 31, 2014	3,831
Thereafter	8,640

Total	$31,533

11. Impairment of Long-Lived Assets
     The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.
     The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible assets carrying values, the age of a recently built theatre, competitive theatres in the marketplace, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. The estimated aggregate fair value of the long-lived assets impaired during the three months ended March 31, 2010 was approximately $1,358. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the three months ended March 31, 2009 and 2010. The long-lived asset impairment charges recorded during this period are specific to theatres that were directly and individually impacted by increased competition, or adverse changes in market demographics.

	Three Months Ended
	March 31,
	2010	2009

United States theatre properties	$347	$821
International theatre properties	—	147

Subtotal	347	968
Intangible assets	—	71

Impairment of long-lived assets	$347	$1,039

12. Foreign Currency Translation
     The accumulated other comprehensive loss account in stockholder’s equity of $7,459 and $7,087 at December 31, 2009 and March 31, 2010, respectively, includes the cumulative foreign currency adjustments of $16,070 and $15,802, respectively, from translating the financial statements of the Company’s international subsidiaries, and also includes the change in fair values of the Company’s interest rate swap agreements.
     In 2009 and 2010, all foreign countries where the Company has operations were deemed non-highly inflationary and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.
     On March 31, 2010, the exchange rate for the Brazilian real was 1.80 reais to the U.S. dollar (the exchange rate was 1.75 reais to the U.S. dollar at December 31, 2009). As a result, the effect of translating the March 31, 2010 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a decrease in stockholder’s equity of $5,824. At March 31, 2010, the total assets of the Company’s Brazilian subsidiaries were U.S. $270,560.
     On March 31, 2010, the exchange rate for the Mexican peso was 12.42 pesos to the U.S. dollar (the exchange rate was 13.04 pesos to the U.S. dollar at December 31, 2009). As a result, the effect of translating the March 31, 2010 Mexican financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholder’s equity of $4,910. At March 31, 2010, the total assets of the Company’s Mexican subsidiaries were U.S. $133,303.
     On March 31, 2010, the exchange rate for the Chilean peso was 542.54 pesos to the U.S. dollar (the exchange rate was 519.30 pesos to the U.S. dollar at December 31, 2009). As a result, the effect of translating the March 31, 2010 Chilean financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a decrease in stockholder’s equity of $911. At March 31, 2010, the total assets of the Company’s Chilean subsidiaries were U.S. $28,939.
     The effect of translating the March 31, 2010 financial statements of the Company’s other international subsidiaries, with local currencies other than the U.S. dollar, is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholder’s equity of $1,557.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
13. Supplemental Cash Flow Information
     The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Three Months Ended
	March 31,
	2010	2009

Cash paid for interest	$12,371	$15,340
Cash paid for income taxes, net of refunds received	$12,903	$2,873
Noncash investing and financing activities:
Change in construction lease obligations related to construction of theatres	$2,370	$—
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$2,543	$(3,903)
Theatre properties acquired under capital lease (2)	$—	$19,800
Change in fair market values of interest rate swap agreements, net of taxes	$(518)	$52
Investment in NCM (See Note 5)	$30,683	$15,536
Equipment contributed to DCIP (see Note 6)	$18,090	$—

(1)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2009 and March 31, 2010 were $7,823 and $10,366, respectively.

(2)	Amount recorded during the three months ended March 31, 2009 was a result of the acquisition of theatres in the U.S. as discussed in Note 4.
14. Segments
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
     Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended
	March 31,
	2010	2009

Revenues
U.S.	$388,615	$341,445
International	129,271	85,195
Eliminations	(1,255)	(840)

Total Revenues	$516,631	$425,800

Adjusted EBITDA
U.S.	$89,739	$81,971
International	32,376	16,269

Total Adjusted EBITDA	$122,115	$98,240

Capital Expenditures
U.S.	$12,500	$16,251
International	7,017	6,621

Total Capital Expenditures	$19,517	$22,872

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2010	2009

Net income	$37,047	$24,933
Add (deduct):
Income taxes	20,033	18,461
Interest expense (1)	26,010	15,282
Other income (2)	(812)	(1,134)
Depreciation and amortization	33,933	36,133
Amortization of favorable/unfavorable leases	158	323
Impairment of long-lived assets	347	1,039
Loss on sale of assets and other	3,167	272
Deferred lease expenses	783	1,088
Amortization of long-term prepaid rents	341	390
Share based awards compensation expense	1,108	1,453

Adjusted EBITDA	$122,115	$98,240

(1)	Includes amortization of debt issue costs.

(2)	Includes interest income, foreign currency exchange gain (loss), and equity in income (loss) of affiliates and excludes distributions from NCM. Distributions from NCM are reported entirely within the U.S. operating segment.
     Financial Information About Geographic Areas
     The Company has operations in the U.S., Canada, Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala, which are reflected in the condensed consolidated financial statements. Below is a breakdown of selected financial information by geographic area:

	Three Months Ended
	March 31,
Revenues	2010	2009
U.S. and Canada	$388,615	$341,445
Brazil	69,218	43,258
Mexico	17,382	14,217
Other foreign countries	42,671	27,720
Eliminations	(1,255)	(840)

Total	$516,631	$425,800

	As of	As of
	March 31,	December 31,
Theatre Properties and Equipment-net	2010	2009
U.S. and Canada	$1,009,941	$1,040,395
Brazil	94,033	91,996
Mexico	39,959	39,371
Other foreign countries	47,282	47,826

Total	$1,191,215	$1,219,588

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
15. Related Party Transactions
     The Company leased one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”) on a month-to-month basis. Plitt Plaza is indirectly owned by Lee Roy Mitchell, Cinemark Holdings, Inc.’s Chairman of the Board, who owns approximately 10.8% of Cinemark Holdings, Inc.’s issued and outstanding shares of common stock. Annual rent is approximately $118 plus certain taxes, maintenance expenses and insurance. The Company recorded $32 and $30 of facility lease and other operating expenses payable to Plitt Plaza joint venture during the three months ended March 31, 2009 and 2010, respectively. The Company closed this theatre during March 2010. During the three months ended March 31, 2010, the Company recorded approximately $100 related to the termination of the lease, which is reflected in loss on sale of assets and other on the condensed consolidated statement of income.
     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $22 of management fee revenues during the three months ended March 31, 2009 and 2010. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.
     The Company leases 21 theatres and two parking facilities from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy, which owns approximately 5.2% of Cinemark Holdings, Inc.’s issued and outstanding shares of common stock. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 23 leases, 19 have fixed minimum annual rent in an aggregate amount of approximately $21,182. The four leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. For the three months ended March 31, 2009 and 2010, the Company paid approximately $418 and $321, respectively, in percentage rent for these three leases.
     The Company has paid certain fees and expenses on behalf of its parent, Cinemark Holdings, Inc. and Cinemark Holdings, Inc. has paid income taxes on behalf of the Company. The net receivable from Cinemark Holdings, Inc. as of March 31, 2010 and December 31, 2009 was $8,380 and $7,656, respectively.
16. Commitments and Contingencies
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
17. Subsequent Event – Buyout of Colombia Noncontrolling Interest
     During April 2010, the Company’s partners in Colombia (the “Colombian Partners”) exercised an option available to them under an Exchange Option Agreement dated April 9, 2007 between Cinemark Holdings, Inc. and the Colombian Partners. Under this option, which was contingent upon completion of an initial public offering of common stock by Cinemark Holdings, Inc., the Colombian Partners were entitled to exchange their shares in Cinemark Colombia S.A., for shares of Cinemark Holdings, Inc.’s common stock. The number of shares to be exchanged will be determined based on Cinemark Holdings, Inc.’s equity value and the equity value of the Colombian Partner’s interest in Cinemark Colombia S.A., both of which are defined in the Exchange Option Agreement. After the Columbia Share Exchange, the Company will own 100% of the shares in Cinemark Colombia S.A.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
18. Condensed Consolidating Financial Information Of Subsidiary Guarantors
     As of March 31, 2010, the Company had outstanding $470,000 aggregate principal amount of 8.625% senior notes due 2019. These senior notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the following subsidiaries of Cinemark USA, Inc.:
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
     The following supplemental condensed consolidating financial information presents:
1.	Condensed consolidating balance sheet information as of December 31, 2009 and March 31, 2010, condensed consolidating statements of income information and condensed consolidating statements of cash flows information for the three months ended March 31, 2009 and 2010.

2.	Cinemark USA, Inc. (the “Parent” and “Issuer”), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method of accounting and therefore, the Parent column reflects the equity income (loss) of its Guarantor Subsidiaries and Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Guarantor Subsidiaries and Non-Guarantor Subsidiaries column. Additionally, the Guarantor Subsidiaries column reflects the equity income (loss) of its Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Non-Guarantor Subsidiaries column.

3.	Elimination entries necessary to consolidate the Parent and all of its Subsidiaries.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET INFORMATION
DECEMBER 31, 2009

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$39,761	$237,540	$160,436	$—	$437,737
Other current assets	55,841	32,800	16,516	(36,113)	69,044
Accounts receivable from (payable to) parent	(153,678)	173,888	(12,554)	—	7,656

Total current assets	(58,076)	444,228	164,398	(36,113)	514,437

Theatre properties and equipment — net	307,089	713,860	198,639	—	1,219,588

Other assets	2,623,968	637,645	318,536	(2,030,586)	1,549,563

Total assets	$2,872,981	$1,795,733	$681,573	$(2,066,699)	$3,283,588

Liabilities and equity

Current liabilities

Current portion of long-term debt	$11,200	$—	$1,027	$—	$12,227
Current portion of capital lease obligations	1,313	5,527	500	—	7,340
Accounts payable and accrued expenses	120,790	94,721	75,982	(30,326)	261,167

Total current liabilities	133,303	100,248	77,509	(30,326)	280,734

Long-term liabilities
Long-term debt, less current portion	1,532,151	4,440	35,930	(41,043)	1,531,478
Capital lease obligations, less current portion	28,491	99,819	4,718	—	133,028
Other long-term liabilities and deferrals	271,691	156,797	57,898	(70,179)	416,207

Total long-term liabilities	1,832,333	261,056	98,546	(111,222)	2,080,713

Commitments and contingencies

Equity
Cinemark USA, Inc.’s stockholder’s equity:
Common stock	49,543	457,372	167,765	(625,137)	49,543
Other stockholder’s equity	857,802	976,729	323,285	(1,300,014)	857,802

Total Cinemark USA, Inc. stockholder’s equity	907,345	1,434,101	491,050	(1,925,151)	907,345
Noncontrolling interests	—	328	14,468	—	14,796

Total equity	907,345	1,434,429	505,518	(1,925,151)	922,141

Total liabilities and equity	$2,872,981	$1,795,733	$681,573	$(2,066,699)	$3,283,588

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET INFORMATION
MARCH 31, 2010

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$15,178	$244,601	$173,380	$—	$433,159
Other current assets	27,334	31,695	23,490	(29,837)	52,682
Accounts receivable from (payable to) parent	(108,957)	163,238	(45,901)	—	8,380

Total current assets	(66,445)	439,534	150,969	(29,837)	494,221

Theatre properties and equipment — net	301,092	689,758	200,365	—	1,191,215

Other assets	2,687,032	613,747	367,533	(2,063,092)	1,605,220

Total assets	$2,921,679	$1,743,039	$718,867	$(2,092,929)	$3,290,656

Liabilities and equity

Current liabilities

Current portion of long-term debt	$10,836	$—	$639	$—	$11,475
Current portion of capital lease obligations	1,374	5,396	500	—	7,270
Accounts payable and accrued expenses	119,710	62,405	75,577	(29,837)	227,855

Total current liabilities	131,920	67,801	76,716	(29,837)	246,600

Long-term liabilities
Long-term debt, less current portion	1,543,019	2,940	34,569	(51,207)	1,529,321
Capital lease obligations, less current portion	28,117	98,613	4,629	—	131,359
Other long-term liabilities and deferrals	287,077	154,956	58,010	(64,391)	435,652

Total long-term liabilities	1,858,213	256,509	97,208	(115,598)	2,096,332

Commitments and contingencies

Equity
Cinemark USA, Inc.’s stockholder’s equity:
Common stock	49,543	457,372	167,765	(625,137)	49,543
Other stockholder’s equity	882,003	960,979	361,378	(1,322,357)	882,003

Total Cinemark USA, Inc. stockholder’s equity	931,546	1,418,351	529,143	(1,947,494)	931,546
Noncontrolling interests	—	378	15,800	—	16,178

Total equity	931,546	1,418,729	544,943	(1,947,494)	947,724

Total liabilities and equity	$2,921,679	$1,743,039	$718,867	$(2,092,929)	$3,290,656

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED MARCH 31, 2010

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$147,640	$254,893	$134,159	$(20,061)	$516,631

Cost of operations
Theatre operating expenses	134,883	171,014	95,867	(20,061)	381,703
General and administrative expenses	4,285	13,613	7,093	—	24,991
Depreciation and amortization	6,912	19,251	7,928	—	34,091
Impairment of long-lived assets	347	—	—	—	347
Loss on sale of assets and other	388	1,318	1,461	—	3,167

Total cost of operations	146,815	205,196	112,349	(20,061)	444,299

Operating income	825	49,697	21,810	—	72,332

Other income (expense)
Interest expense	(23,279)	(2,910)	(668)	847	(26,010)
Distributions from NCM	979	—	8,967	—	9,946
Equity in income of affiliates	50,585	15,365	2	(65,925)	27
Other income	124	696	812	(847)	785

Total other income	28,409	13,151	9,113	(65,925)	(15,252)

Income before income taxes	29,234	62,848	30,923	(65,925)	57,080
Income taxes	(6,195)	18,053	8,175	—	20,033

Net income	35,429	44,795	22,748	(65,925)	37,047
Less: Net income attributable to noncontrolling interests	—	20	1,598	—	1,618

Net income attributable to Cinemark USA, Inc.	$35,429	$44,775	$21,150	$(65,925)	$35,429

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED MARCH 31, 2009

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$119,803	$233,676	$90,076	$(17,755)	$425,800

Cost of operations
Theatre operating costs	110,248	153,683	69,483	(17,755)	315,659
General and administrative expenses	3,687	13,088	4,636	—	21,411
Depreciation and amortization	5,568	24,492	6,396	—	36,456
Impairment of long-lived assets	815	6	218	—	1,039
(Gain) loss on sale of assets and other	(84)	436	(80)	—	272

Total cost of operations	120,234	191,705	80,653	(17,755)	374,837

Operating income (loss)	(431)	41,971	9,423	—	50,963

Other income (expense)
Interest expense	(12,411)	(3,139)	(598)	866	(15,282)
Distributions from NCM	—	—	6,579	—	6,579
Equity in income (loss) of affiliates	34,325	2,408	(664)	(36,674)	(605)
Other income	282	892	1,431	(866)	1,739

Total other income	22,196	161	6,748	(36,674)	(7,569)

Income before income taxes	21,765	42,132	16,171	(36,674)	43,394
Income taxes	(2,382)	15,223	5,620	—	18,461

Net income	24,147	26,909	10,551	(36,674)	24,933
Less: Net income attributable to noncontrolling interests	—	8	778	—	786

Increase (decrease) in cash and cash equivalents	$24,147	$26,901	$9,773	$(36,674)	$24,147

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
THREE MONTHS ENDED MARCH 31, 2010

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$35,429	$44,795	$22,748	$(65,925)	$37,047

Adjustments to reconcile net income to cash provided by operating activities	(53,637)	10,417	11,046	65,925	33,751
Changes in assets and liabilities	25,446	(41,595)	(11,009)	—	(27,158)

Net cash provided by operating activities	7,238	13,617	22,785	—	43,640

Investing activities
Additions to theatre properties and equipment	(5,673)	(6,721)	(7,123)	—	(19,517)
Proceeds from sale of theatre properties and equipment	—	395	96	—	491
Investment in joint venture — DCIP, net of cash distributions	—	—	(644)	—	(644)
Net transactions with affiliates	—	1,361	—	(1,361)	—

Net cash used for investing activities	(5,673)	(4,965)	(7,671)	(1,361)	(19,670)

Financing activities
Dividends paid to parent	(14,375)	—	—	—	(14,375)
Payroll taxes paid as a result of noncash stock option exercises and restricted stock withholdings	(44)	(255)	—	—	(299)
Repayments of other long-term debt	(2,709)	—	(361)	—	(3,070)
Net changes in intercompany notes	—	—	(1,361)	1,361	—
Payments on capital leases	(314)	(1,336)	(89)	—	(1,739)
Payment of debt issue costs	(8,706)	—	—	—	(8,706)
Other	—	—	—	—	—

Net cash used for financing activities	(26,148)	(1,591)	(1,811)	1,361	(28,189)

Effect of exchange rate changes on cash and cash equivalents	—	—	(359)	—	(359)

Increase (decrease) in cash and cash equivalents	(24,583)	7,061	12,944	—	(4,578)
Cash and cash equivalents:
Beginning of year	39,761	237,540	160,436	—	437,737

End of year	$15,178	$244,601	$173,380	$—	$433,159

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
THREE MONTHS ENDED MARCH 31, 2009

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$24,147	$26,909	$10,551	$(36,674)	$24,933
Adjustments to reconcile net income to cash provided by (used for) operating activities	(25,568)	27,557	7,653	36,674	46,316
Changes in assets and liabilities	45,489	(59,494)	(5,508)	—	(19,513)

Net cash provided by (used for) operating activities	44,068	(5,028)	12,696	—	51,736

Investing activities
Additions to theatre properties and equipment	(6,161)	(9,943)	(6,768)	—	(22,872)
Proceeds from sale of theatre properties and equipment	395	25	90	—	510
Acquisition of theatres	(48,950)	—	—	—	(48,950)
Net transactions with affiliates	—	12,038	—	(12,038)	—

Net cash provided by (used for) investing activities	(54,716)	2,120	(6,678)	(12,038)	(71,312)

Financing activities
Capital contributions from parent	16,400	—	—	—	16,400
Repayments of other long-term debt	(2,800)	—	(347)	—	(3,147)
Net changes in intercompany notes	—	—	(12,038)	12,038	—
Payments on capital leases	(90)	(1,117)	(92)	—	(1,299)
Other	—	—	(94)	—	(94)

Net cash provided by (used for) financing activities	13,510	(1,117)	(12,571)	12,038	11,860

Effect of exchange rate changes on cash and cash equivalents	—	—	(319)	—	(319)

Increase (decrease) in cash and cash equivalents	2,862	(4,025)	(6,872)	—	(8,035)
Cash and cash equivalents:
Beginning of year	39,039	163,007	111,192	—	313,238

End of year	$41,901	$158,982	$104,320	$—	$305,203

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.
     We are a leader in the motion picture exhibition industry, with theatres in the U.S., Canada, Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. As of March 31, 2010, we managed our business under two reportable operating segments — U.S. markets and international markets, in accordance with FASB ASC Topic 280, Segment Reporting. See Note 14 to our condensed consolidated financial statements.
     We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing programs, pay phones, ATM machines and electronic video games located in some of our theatres. Our contracts with NCM have assisted us in expanding our offerings to advertisers and broadening ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of theatres for alternative content events. Currently, we are able to use theatres for concerts, sporting events, and other cultural events. Films driving the box office during the three months ended March 31, 2010 included the carryover of Avatar, which grossed over $450 million in U.S. box office revenues during the quarter and new releases such as Alice in Wonderland, How to Train Your Dragon, Valentine’s Day and Shutter Island. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Films scheduled for release during the remainder of 2010 include Clash of the Titans, Iron Man 2, Shrek Forever After, Sex and the City 2, Toy Story 3, Little Fockers, The A Team, Tron: Legacy, Robin Hood, Prince of Persia: The Sands of Time, Despicable Me, Tangled, Inception and another installment of both the Twilight and Harry Potter franchises, among other films.
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

Results of Operations
     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income:

	Three Months Ended
	March 31,
	2010	2009
Operating data (in millions):
Revenues
Admissions	$343.0	$279.9
Concession	153.1	130.0
Other	20.5	15.9

Total revenues	$516.6	$425.8
Cost of operations
Film rentals and advertising	188.8	147.1
Concession supplies	22.4	19.7
Salaries and wages	52.5	44.4
Facility lease expense	62.7	55.7
Utilities and other	55.2	48.8
General and administrative expenses	25.0	21.4
Depreciation and amortization	34.1	36.5
Impairment of long-lived assets	0.4	1.0
Loss on sale of assets and other	3.2	0.2

Total cost of operations	$444.3	$374.8

Operating income	$72.3	$51.0

Operating data as a percentage of total revenues:
Revenues
Admissions	66.4%	65.7%
Concession	29.6%	30.5%
Other	4.0%	3.8%

Total revenues	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	55.0%	52.6%
Concession supplies	14.6%	15.2%
Salaries and wages	10.2%	10.4%
Facility lease expense	12.1%	13.1%
Utilities and other	10.7%	11.5%
General and administrative expenses	4.8%	5.0%
Depreciation and amortization	6.6%	8.6%
Impairment of long-lived assets	0.1%	0.2%
Loss on sale of assets and other	0.6%	0.0%
Total cost of operations	86.0%	88.0%
Operating income	14.0%	12.0%

Average screen count (month end average)	4,891	4,794

Revenues per average screen (dollars)	$105,634	$88,815

(1)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended March 31, 2010 and 2009
     Revenues. Total revenues increased $90.8 million to $516.6 million for the three months ended March 31, 2010 (“first quarter of 2010”) from $425.8 million for the three months ended March 31, 2009 (“first quarter of 2009”), representing a 21.3% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
			%			%			%
	2010	2009	Change	2010	2009	Change	2010	2009	Change
Admissions revenues (1)	$259.3	$225.5	15.0%	$83.7	$54.4	53.9%	$343.0	$279.9	22.5%
Concession revenues (1)	$118.5	$106.0	11.8%	$34.6	$24.0	44.2%	$153.1	$130.0	17.8%
Other revenues (1) (2)	$9.5	$9.1	4.4%	$11.0	$6.8	61.8%	$20.5	$15.9	28.9%
Total revenues (1) (2)	$387.3	$340.6	13.7%	$129.3	$85.2	51.8%	$516.6	$425.8	21.3%
Attendance (1)	39.6	37.3	6.2%	18.9	16.8	12.5%	58.5	54.1	8.1%
Revenues per average screen (2)	$101,264	$90,610	11.8%	$121,325	$82,295	47.4%	$105,634	$88,815	18.9%

(1)	Amounts in millions.

(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 14 of our condensed consolidated financial statements.
•	Consolidated. The increase in admissions revenues of $63.1 million was attributable to an 8.1% increase in attendance from 54.1 million patrons for the first quarter of 2009 to 58.5 million patrons for the first quarter of 2010 and a 13.3% increase in average ticket price from $5.17 for the first quarter of 2009 to $5.86 for the first quarter of 2010. The increase in concession revenues of $23.1 million was attributable to the 8.1% increase in attendance and a 9.2% increase in concession revenues per patron from $2.40 for the first quarter of 2009 to $2.62 for the first quarter of 2010. The increase in attendance primarily related to the carryover of Avatar and the strong performance of certain other films during the first quarter of 2010. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the favorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate.

•	U.S. The increase in admissions revenues of $33.8 million was attributable to a 6.2% increase in attendance and an 8.3% increase in average ticket price from $6.05 for the first quarter of 2009 to $6.55 for the first quarter of 2010. The increase in concession revenues of $12.5 million was attributable to the 6.2% increase in attendance and a 5.3% increase in concession revenues per patron from $2.84 for the first quarter of 2009 to $2.99 for the first quarter of 2010. The increase in attendance primarily related to the carryover of Avatar and the strong performance of certain other films during the first quarter of 2010. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the increase in concession revenues per patron was primarily due to price increases.

•	International. The increase in admissions revenues of $29.3 million was attributable to a 36.7% increase in average ticket price from $3.24 for the first quarter of 2009 to $4.43 for the first quarter of 2010 and a 12.5% increase in attendance. The increase in concession revenues of $10.6 million was attributable to a 28.0% increase in concession revenues per patron from $1.43 for the first quarter of 2009 to $1.83 for the first quarter of 2010 and the 12.5% increase in attendance. The increases in average ticket price and concession revenues per patron were due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The increase in attendance primarily related to the carryover of Avatar and the strong performance of certain other films during the first quarter of 2010. The 61.8% increase in other revenues was primarily due to increased ancillary revenues in Brazil and the favorable impact of exchange rates in certain countries in which we operate.

     Cost of Operations. The table below summarizes certain of our theatre operating costs by reportable operating segment (in millions).

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2010	2009	2010	2009	2010	2009
Film rentals and advertising	$148.5	$120.0	$40.3	$27.1	$188.8	$147.1
Concession supplies	13.9	13.4	8.5	6.3	22.4	19.7
Salaries and wages	42.4	37.3	10.1	7.1	52.5	44.4
Facility lease expense	45.7	42.6	17.0	13.1	62.7	55.7
Utilities and other	39.6	36.9	15.6	11.9	55.2	48.8
•	Consolidated. Film rentals and advertising costs were $188.8 million, or 55.0% of admissions revenues, for the first quarter of 2010 compared to $147.1 million, or 52.6% of admissions revenues, for the first quarter of 2009. The increase in film rentals and advertising costs of $41.7 million is primarily due to a $63.1 million increase in admissions revenues, which contributed $32.6 million and an increase in our film rental and advertising rate, which contributed $9.1 million. The increase in the film rental and advertising rate was primarily due to the blockbuster success of certain films during the first quarter of 2010, including the carryover of Avatar and the strong performance of Alice in Wonderland. Concession supplies expense was $22.4 million, or 14.6% of concession revenues, for the first quarter of 2010, compared to $19.7 million, or 15.2% of concession revenues, for the first quarter of 2009. The increase in concession supplies expense of $2.7 million is primarily due to increased concession revenues, partially offset by a decrease in our concession supplies rate.

Salaries and wages increased to $52.5 million for the first quarter of 2010 from $44.4 million for the first quarter of 2009 primarily due to increased staffing levels to support the 8.1% increase in attendance, increased minimum wage rates, new theatres and the impact of exchange rates in certain countries in which we operate. Facility lease expense increased to $62.7 million for the first quarter of 2010 from $55.7 million for the first quarter of 2009 primarily due to new theatres, increased percentage rent related to the 21.3% increase in revenues and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $55.2 million for the first quarter of 2010 from $48.8 million for the first quarter of 2009 primarily due to increased utilities and other costs related to new theatres, increased 3-D equipment rental fees and the impact of exchange rates in certain countries in which we operate.

•	U.S. Film rentals and advertising costs were $148.5 million, or 57.3% of admissions revenues, for the first quarter of 2010 compared to $120.0 million, or 53.2% of admissions revenues, for the first quarter of 2009. The increase in film rentals and advertising costs of $28.5 million is due to a $33.8 million increase in admissions revenues, which contributed $18.0 million and an increase in our film rental and advertising rate, which contributed $10.5 million. The increase in the film rental and advertising rate was primarily due to the blockbuster success of certain films during the first quarter of 2010, including the carryover of Avatar, which grossed over $450 million in U.S. box office revenues during the quarter and the strong performance of Alice in Wonderland, which grossed approximately $300 million in U.S. box office revenues during the quarter. Concession supplies expense was $13.9 million, or 11.7% of concession revenues, for the first quarter of 2010 compared to $13.4 million, or 12.6% of concession revenues, for the first quarter of 2009. The increase in concession supplies expense of $0.5 million is primarily due to increased concession revenues, partially offset by a decrease in our concession supplies rate.

Salaries and wages increased to $42.4 million for the first quarter of 2010 from $37.3 million for the first quarter of 2009 primarily due to increased staffing levels to support the 6.2% increase in attendance, increased minimum wage rates and new theatres. Facility lease expense increased to $45.7 million for the first quarter of 2010 from $42.6 million for the first quarter of 2009 primarily due to new theatres and increased percentage rent due to the 13.7% increase in revenues. Utilities and other costs increased to $39.6 million for the first quarter of 2010 from $36.9 million for the first quarter of 2009 primarily due to the increased utilities and other costs related to new theatres and increased 3-D equipment rental fees.

•	International. Film rentals and advertising costs were $40.3 million, or 48.1% of admissions revenues, for the first quarter of 2010 compared to $27.1 million, or 49.8% of admissions revenues, for the first quarter of 2009. The increase in film rentals and advertising costs of $13.2 million is primarily due to the $29.3 million increase in admissions revenues, which contributed $14.6 million, partially offset by a decrease in our film rental and advertising rate. Concession supplies expense was $8.5 million, or 24.6% of concession revenues, for the first quarter of 2010 compared to $6.3 million, or 26.3% of concession revenues, for the first quarter of 2009.

Salaries and wages increased to $10.1 million for the first quarter of 2010 from $7.1 million for the first quarter of 2009 primarily due to increased staffing levels to support the 12.5% increase in attendance, new theatres and the impact of exchange rates in certain countries in which we operate. Facility lease expense increased to $17.0 million for the first quarter of 2010 from $13.1 million for the first quarter of 2009 primarily due to new theatres, increased common area maintenance expenses, increased percentage rent related to the 51.8% increase in revenues and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $15.6 million for the first quarter of 2010 from $11.9 million for the first quarter of 2009 due to new theatres, increased 3-D equipment rental fees and the impact of exchange rates in certain countries in which we operate.
     General and Administrative Expenses. General and administrative expenses increased to $25.0 million for the first quarter of 2010 from $21.4 million for the first quarter of 2009. The increase was primarily due to increased salaries and incentive compensation expense, increased professional fees, increased service charges related to increased credit card activity and the impact of exchange rates in certain countries in which we operate.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable/ unfavorable leases, was $34.1 million for the first quarter of 2010 compared to $36.5 million for the first quarter of 2009. The decrease was primarily related to a reduction in the depreciable basis of certain of our U.S. assets due to a significant amount of the equipment acquired in the Century Acquisition becoming fully depreciated during the fourth quarter of 2009, partially offset by the impact of accelerated depreciation taken on our domestic 35 millimeter projection systems that will be replaced with digital projection systems.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $0.4 million for the first quarter of 2010 compared to $1.0 million for the first quarter of 2009. Impairment charges for the first quarter of 2010 consisted of U.S. theatre properties, impacting six of our twenty-four reporting units. Impairment charges for the first quarter of 2009 consisted of $0.8 million of U.S. theatre properties, impacting eight of our twenty-four reporting units, $0.1 million of Mexico theatre properties and $0.1 million of intangible assets associated with Mexico theatre properties. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition and adverse changes in market demographics. See Notes 10 and 11 to our condensed consolidated financial statements.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $3.2 million for the first quarter of 2010 compared to $0.2 million for the first quarter of 2009. The loss during the first quarter of 2010 included $1.7 million that was recorded upon the contribution of our digital projection systems to DCIP. See Note 6 to the condensed consolidated financial statements.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $26.0 million for the first quarter of 2010 compared to $15.3 million for the first quarter of 2009. The increase was primarily due to the issuance of our 8 5/8% senior notes during June 2009. See Note 8 to our condensed consolidated financial statements for further discussion of our long term debt.
     Distributions from NCM. We recorded distributions from NCM of $9.9 million during the first quarter of 2010 and $6.6 million during the first quarter of 2009, which were in excess of the carrying value of our investment. The distributions received during the first quarter of 2010 included approximately $3.1 million due to us under a Tax Receivable Agreement with NCM. See Note 5 to our condensed consolidated financial statements.
     Income Taxes. Income tax expense of $20.0 million was recorded for the first quarter of 2010 compared to $18.5 million recorded for the first quarter of 2009. The effective tax rate was 35.1% for the first quarter of 2010 compared to 42.5% for the first quarter of 2009. The reduction in the effective tax rate from the first quarter of 2009 to the first quarter of 2010 was primarily attributable to the impact of discrete non-recurring items on the rate for the first quarter of 2009. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of March 31, 2010, we carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Controls Over Financial Reporting
     There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Previously reported under “Business — Legal Proceedings” in the Company’s Annual Report on Form 10-K filed March 12, 2010.
Item 1A. Risk Factors
     There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Annual Report on Form 10-K filed March 12, 2010.
Item 5. Other Information
     As required by the Indenture governing the Company’s 8 5/8% senior notes, the Company has included in this filing, interim financial information for its subsidiaries that have been designated as unrestricted subsidiaries, as defined by the Indenture. As required by the Indenture, the Company has included a condensed consolidating balance sheet and condensed consolidating statements of income and cash flows for the Company and its subsidiaries. These supplementary schedules separately identify the Company’s restricted subsidiaries and unrestricted subsidiaries as required by the Indenture.
Supplemental Schedules specified by the senior notes Indenture:

Page
Condensed Consolidating Balance Sheet Information as of March 31, 2010 (unaudited)	35
Condensed Consolidating Statement of Income Information for the three months ended March 31, 2010 (unaudited)	36
Condensed Consolidating Statement of Cash Flows Information for the three months ended March 31, 2010 (unaudited)	37

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2010
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$390,823	$42,336	$—	$433,159
Other current assets	79,577	(18,515)	—	61,062

Total current assets	470,400	23,821	—	494,221

Theatre properties and equipment, net	1,191,215	—	—	1,191,215

Other assets	1,549,684	81,035	(25,499)	1,605,220

Total assets	$3,211,299	$104,856	$(25,499)	$3,290,656

Liabilities and equity

Current liabilities
Current portion of long-term debt	$11,475	$—	$—	$11,475
Current portion of capital lease obligations	7,270	—	—	7,270
Accounts payable and accrued expenses	227,855	—	—	227,855

Total current liabilities	246,600	—	—	246,600

Long-term liabilities
Long-term debt, less current portion	1,529,321	—	—	1,529,321
Other long-term liabilities	536,290	30,721	—	567,011

Total long-term liabilities	2,065,611	30,721	—	2,096,332

Commitments and contingencies

Equity	899,088	74,135	(25,499)	947,724

Total liabilities and equity	$3,211,299	$104,856	$(25,499)	$3,290,656

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED MARCH 31, 2010
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenues	$516,631	$—	$—	$516,631

Cost of operations
Theatre operating costs	381,703	—	—	381,703
General and administrative expenses	24,989	2	—	24,991
Depreciation and amortization	34,091	—	—	34,091
Impairment of long-lived assets	347	—	—	347
Loss on sale of assets and other	2,273	894	—	3,167

Total cost of operations	443,403	896	—	444,299

Operating income (loss)	73,228	(896)	—	72,332

Other income (expense)	(24,228)	8,976	—	(15,252)

Income before income taxes	49,000	8,080	—	57,080
Income taxes	16,987	3,046	—	20,033

Net income	32,013	5,034	—	37,047
Less: Net income attributable to noncontrolling interests	1,618	—	—	1,618

Net income attributable to Cinemark USA, Inc.	$30,395	$5,034	$—	$35,429

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior notes.
Increase (decrease) in cash and cash equivalents

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net income	$32,013	$5,034	$—	$37,047
Adjustments to reconcile net income to cash provided by operating activities and other	31,314	2,437	—	33,751
Changes in assets and liabilities	(30,177)	3,019	—	(27,158)

Net cash provided by operating activities	33,150	10,490	—	43,640

Investing activities
Additions to theatre properties and equipment	(19,517)	—	—	(19,517)
Proceeds from sale of theatre properties and equipment	491	—	—	491
Investment in joint venture — DCIP, net of cash distributions	—	(644)	—	(644)

Net cash used for investing activities	(19,026)	(644)	—	(19,670)

Financing activities
Dividends paid to parent	(14,375)	—	—	(14,375)
Payroll taxes paid as a result of noncash stock option exercises and restricted stock withholdings	(299)	—	—	(299)
Repayments of other long-term debt	(3,070)	—	—	(3,070)
Payments on capital leases	(1,739)	—	—	(1,739)
Payment of debt issue costs	(8,706)	—	—	(8,706)

Net cash used for financing activities	(28,189)	—	—	(28,189)

Effect of exchange rate changes on cash and cash equivalents	(359)	—	—	(359)

Increase (decrease) in cash and cash equivalents	(14,424)	9,846	—	(4,578)
Cash and cash equivalents:
Beginning of year	405,247	32,490	—	437,737

End of year	$390,823	$42,336	$—	$433,159

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior notes.

Item 6. Exhibits

*31.1	Certification of Alan Stock, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Alan Stock, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK USA, INC. Registrant

DATE: May 11, 2010

/s/Alan W. Stock
Alan W. Stock
Chief Executive Officer

/s/Robert Copple
Robert Copple
Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Title
*31.1	Certification of Alan Stock, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Alan Stock, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith.