Form 10-Q
period 2010-06-30
CINEMARK USA INC /TX
filed 2010-08-09
CIK 885975

CINEMARK USA, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION (H)(1)(A) AND (B) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM
WITH THE REDUCED DISCLOSURE FORMAT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of July 31, 2010, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.

CINEMARK USA, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements
Certain matters within this Quarterly Report on Form 10Q include “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10Q, other than statements of historical fact, may constitute forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. For a description of the risk factors, please review the “Risk Factors” section or other sections in the Company’s Annual Report on Form 10-K filed March 12, 2010 and quarterly reports on Form 10-Q, filed with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$435,715	$437,737
Inventories	10,302	9,854
Accounts receivable	40,638	32,793
Income tax receivable	13,961	13,025
Current deferred tax asset	3,289	3,321
Prepaid expenses and other	9,453	10,051
Accounts receivable from parent	8,281	7,656

Total current assets	521,639	514,437

Theatre properties and equipment	1,948,064	1,936,535
Less accumulated depreciation and amortization	763,810	716,947

Theatre properties and equipment — net	1,184,254	1,219,588

Other assets
Goodwill	1,114,343	1,116,302
Intangible assets — net	339,210	342,998
Investment in NCM	64,283	34,232
Investment in DCIP	13,469	640
Investment in Real D	6,521	—
Investments in and advances to affiliates	3,849	2,889
Deferred charges and other assets — net	65,809	52,502

Total other assets	1,607,484	1,549,563

Total assets	$3,313,377	$3,283,588

Liabilities and equity

Current liabilities
Current portion of long-term debt	$11,112	$12,227
Current portion of capital lease obligations	7,344	7,340
Current liability for uncertain tax positions	2,652	13,229
Accounts payable and accrued expenses	229,254	247,938

Total current liabilities	250,362	280,734

Long-term liabilities
Long-term debt, less current portion	1,526,805	1,531,478
Capital lease obligations, less current portion	131,680	133,028
Deferred tax liability	110,339	124,823
Liability for uncertain tax positions	15,753	18,432
Deferred lease expenses	29,359	27,698
Deferred revenue — NCM	232,212	203,006
Other long-term liabilities	48,188	42,248

Total long-term liabilities	2,094,336	2,080,713

Commitments and contingencies (see Note 19)

Equity
Cinemark USA, Inc.’s stockholder’s equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49,543	49,543
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Additional paid-in-capital	1,162,894	1,151,166
Retained deficit	(220,633)	(261,672)
Accumulated other comprehensive loss	(10,370)	(7,459)

Total Cinemark USA, Inc.’s stockholder’s equity	957,201	907,345
Noncontrolling interests	11,478	14,796

Total equity	968,679	922,141

Total liabilities and equity	$3,313,377	$3,283,588

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues
Admissions	$353,085	$339,088	$696,075	$618,971
Concession	165,230	158,926	318,334	288,957
Other	21,054	19,494	41,591	35,380

Total revenues	539,369	517,508	1,056,000	943,308

Cost of operations
Film rentals and advertising	193,550	190,826	382,369	337,952
Concession supplies	24,494	24,027	46,900	43,744
Salaries and wages	56,250	52,070	108,792	96,420
Facility lease expense	61,990	59,195	124,705	114,933
Utilities and other	57,648	54,168	112,869	102,896
General and administrative expenses	24,461	23,247	49,452	44,658
Depreciation and amortization	34,657	37,535	68,590	73,668
Amortization of favorable/unfavorable leases	258	346	416	669
Impairment of long-lived assets	4,688	3,930	5,035	4,969
Loss on sale of assets and other	1,191	1,186	4,358	1,458

Total cost of operations	459,187	446,530	903,486	821,367

Operating income	80,182	70,978	152,514	121,941

Other income (expense)
Interest expense	(28,605)	(15,257)	(54,615)	(30,539)
Interest income	1,379	937	2,432	2,610
Foreign currency exchange gain	348	472	80	538
Distributions from NCM	1,332	5,027	11,278	11,606
Equity in loss of affiliates	(3,182)	(415)	(3,155)	(1,020)

Total other expense	(28,728)	(9,236)	(43,980)	(16,805)

Income before income taxes	51,454	61,742	108,534	105,136
Income taxes	10,392	18,190	30,425	36,651

Net income	$41,062	$43,552	$78,109	$68,485
Less: Net income attributable to noncontrolling interests	1,077	1,137	2,695	1,923

Net income attributable to Cinemark USA, Inc.	$39,985	$42,415	$75,414	$66,562

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six months ended June 30,
	2010	2009
Operating activities
Net income	$78,109	$68,485

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	66,378	71,678
Amortization of intangible and other assets and unfavorable leases	2,628	2,659
Amortization of long-term prepaid rents	779	750
Amortization of debt issue costs	2,357	1,727
Amortization of deferred revenues, deferred lease incentives and other	(3,005)	(2,167)
Amortization of accumulated other comprehensive loss related to interest rate swap agreement	2,317	2,317
Amortization of bond discount	381	—
Impairment of long-lived assets	5,035	4,969
Share based awards compensation expense	2,873	2,153
Loss on sale of assets and other	2,325	1,458
Loss on contribution and sale of digital projection systems to DCIP	2,033	—
Deferred lease expenses	1,697	2,121
Deferred income tax expenses	(14,176)	(17,006)
Equity in loss of affiliates	3,155	1,020
Tax benefit related to stock option exercises	1,904	—
Increase in deferred revenue related to new U.S. beverage agreement	—	6,550
Distributions from equity investees	2,059	1,078
Changes in assets and liabilities	(48,965)	21,261

Net cash provided by operating activities	107,884	169,053

Investing activities
Additions to theatre properties and equipment	(56,960)	(60,918)
Proceeds from sale of theatre properties and equipment	2,148	653
Acquisition of theatres in the U.S.	—	(48,950)
Investment in joint venture — DCIP, net of cash distributions	(644)	(1,500)

Net cash used for investing activities	(55,456)	(110,715)

Financing activities
Capital contributions from parent	—	19,650
Dividends paid to parent	(34,375)	(452,975)
Payroll taxes paid as a result of noncash stock option exercises and restricted stock withholdings	(416)	—
Proceeds from issuance of senior notes	—	458,532
Payment of debt issue costs	(8,706)	(12,423)
Repayments of long-term debt	(6,136)	(6,289)
Payments on capital leases	(3,606)	(2,830)
Other	(110)	(795)

Net cash provided by (used for) financing activities	(53,349)	2,870

Effect of exchange rate changes on cash and cash equivalents	(1,101)	7,959

Increase (decrease) in cash and cash equivalents	(2,022)	69,167

Cash and cash equivalents:
Beginning of period	437,737	313,238

End of period	$435,715	$382,405

Supplemental information (See Note 15)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
1. The Company and Basis of Presentation
     Cinemark USA, Inc. and subsidiaries (the “Company”) is a leader in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Canada, Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the six months ended June 30, 2010.
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
     These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2009, included in the Annual Report on Form 10-K filed March 12, 2010 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the six months ended June 30, 2010, are not necessarily indicative of the results to be achieved for the full year.
2. New Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1 (FASB ASC Topic 825) “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS 107-1 and APB 28-1 (FASB ASC Topic 825) require that disclosures about the fair value of financial instruments be included in the notes to financial statements issued during interim periods. Fair value information must be presented in the notes to financial statements together with the carrying amounts of the financial instruments. It must be clearly stated whether the amounts are assets or liabilities and how they relate to information presented in the balance sheet. The disclosures must include methods and significant assumptions used to estimate fair values, along with any changes in those methods and assumptions from prior periods. FSP FAS 107-1 and APB 28-1 (FASB ASC Topic 825) were effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. Upon adoption of FSP FAS 107-1 and APB 28-1(FASB ASC Topic 825), the Company added a disclosure regarding the fair value of its long-term debt (see Note 10). Below is a summary of the Company’s financial instruments:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Debt (see Note 10)	$(1,537,917)	$(1,516,184)	$(1,543,705)	$(1,513,838)
Interest rate swap agreements (see Note 11)	$(19,257)	$(19,257)	$(18,524)	$(18,524)
     In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165 (FASB ASC Topic 855), “Subsequent Events". SFAS No. 165 (FASB ASC Topic 855) should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS No. 165 (FASB ASC Topic 855) introduced the concept of financial statements that are available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles and all approvals necessary for issuance have been obtained. SFAS No. 165 (FASB ASC Topic 855) was effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 (FASB ASC Topic 855) did not have a significant impact on the Company’s condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     In June 2009, the FASB issued SFAS No. 168 (FASB ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles", which authorizes the Codification as the sole source for authoritative generally accepted accounting principles in the U.S. (“U.S. GAAP”). SFAS No. 168 (FASB ASC Topic 105) was effective for financial statements issued for reporting periods that end after September 15, 2009. SFAS No. 168 (FASB ASC Topic 105) supersedes all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 (FASB ASC Topic 105) replaced SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. The adoption of SFAS No. 168 (FASB ASC Topic 105) did not have a significant impact on the Company’s condensed consolidated financial statements.
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
3. Buyout of Colombia Noncontrolling Interest
     During April 2010, the Company’s partners in Colombia (the “Colombian Partners”) exercised an option available to them under an Exchange Option Agreement dated April 9, 2007 between Cinemark Holdings, Inc. and the Colombian Partners (the “Exchange Option Agreement”). Under this option, which was contingent upon completion of an initial public offering of common stock by Cinemark Holdings, Inc., the Colombian Partners were entitled to exchange their shares in Cinemark Colombia S.A. for shares of Cinemark Holdings, Inc.’s common stock (the “Colombia Share Exchange”). The number of shares to be exchanged was determined based on Cinemark Holdings, Inc.’s equity value and the equity value of the Colombian Partners’ interest in Cinemark Colombia S.A., both of which are defined in the Exchange Option Agreement. As a result of the Colombia Share Exchange, on June 14, 2010, Cinemark Holdings, Inc. issued 1,112,723 shares of its common stock to the Colombian Partners. Simultaneously, Cinemark Holdings, Inc. contributed the shares it received in Cinemark Colombia S.A. to the Company. The increase in the Company’s ownership interest in its Colombian subsidiary was accounted for as an equity transaction. The Company recorded an increase in additional-paid-in-capital of approximately $6,951, which represented the book value of the Colombian partners’ noncontrolling interest account of approximately $5,865 plus the Colombian partners’ share of accumulated other comprehensive loss of approximately $1,086. As a result of this transaction, the Company now owns 100% of the shares in Cinemark Colombia S.A.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
4. Equity
     Below is a summary of changes in stockholder’s equity attributable to Cinemark USA, Inc., noncontrolling interests and total equity for the six months ended June 30, 2010 and 2009:

	Cinemark
	USA, Inc.
	Stockholder’s	Noncontrolling	Total
	Equity	Interests	Equity
Balance at January 1, 2010	$907,345	$14,796	$922,141

Colombia Share Exchange (see Note 3)	5,865	(5,865)	—
Share based awards compensation expense	2,873	—	2,873
Dividends paid to parent	(34,375)	—	(34,375)
Tax benefit related to stock option exercises	1,904	—	1,904
Dividends paid to noncontrolling interests	—	(110)	(110)
Comprehensive income:
Net income	75,414	2,695	78,109
Fair value adjustments on interest rate swap agreements, net of taxes of $276	(456)	—	(456)
Amortization of accumulated other comprehensive loss on terminated swap agreement	2,317	—	2,317
Foreign currency translation adjustment	(3,686)	(38)	(3,724)

Balance at June 30, 2010	$957,201	$11,478	$968,679

	Cinemark
	USA, Inc.
	Stockholder’s	Noncontrolling	Total
	Equity	Interests	Equity
Balance at January 1, 2009	$1,142,920	$12,971	$1,155,891

Share based awards compensation expense	2,153	—	2,153
Dividends paid to parent	(452,975)	—	(452,975)
Capital contributions from parent	55,525	—	55,525
Dividends paid to noncontrolling interests	—	(700)	(700)
Purchase of noncontrolling interest share of an Argentina subsidiary	23	(117)	(94)
Comprehensive income:
Net income	66,562	1,923	68,485
Fair value adjustments on interest rate swap agreements, net of taxes of $2,181	3,605	—	3,605
Amortization of accumulated other comprehensive loss on terminated swap agreement	2,317	—	2,317
Foreign currency translation adjustment	33,414	127	33,541

Balance at June 30, 2009	$853,544	$14,204	$867,748

5. Acquisition of U.S. Theatres
     On March 18, 2009, the Company acquired four theatres with 82 screens from Muvico Entertainment L.L.C. in an asset purchase for $48,950 in cash. The acquisition resulted in an expansion of the Company’s U.S. theatre base, as three of the theatres are located in Florida and one theatre is located in Maryland. The Company incurred approximately $113 in transaction costs, which are reflected in general and administrative expenses on the condensed consolidated statement of income for the six months ended June 30, 2009.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The transaction was accounted for by applying the acquisition method. The following table represents the identifiable assets acquired and liabilities assumed that have been recognized by the Company in its condensed consolidated balance sheet as of the date of acquisition:

Theatre properties and equipment	$25,575
Brandname	3,500
Noncompete agreement	1,630
Goodwill	44,565
Unfavorable lease	(3,600)
Capital lease liability (for one theatre)	(22,720)

Total	$48,950

     The brandname and noncompete agreement are presented as intangible assets and the unfavorable lease is presented as other long-term liabilities on the Company’s condensed consolidated balance sheets. The weighted average remaining amortization period for these intangible assets and the unfavorable lease are 8.4 years and 8.8 years, respectively. Goodwill represents excess of the costs of acquiring these theatres over amounts assigned to assets acquired, including intangible assets, and liabilities assumed. The goodwill recorded is fully deductible for tax purposes.
6. Investment in National CineMedia
     Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment	Deferred	Distributions	Equity	Other	Cash
	in NCM	Revenue	from NCM	Earnings	Revenue	Received
Balance as of December 31, 2009	$34,232	$(203,006)

Receipt of common units due to annual common unit adjustment	30,683	(30,683)	$—	$—	$—	$—

Change of interest gain due to 2010 extraordinary common unit adjustment	271	—	—	—	—	—
Revenues earned under exhibitor services agreement	—	—	—	—	(2,434)	2,434
Receipt of excess cash distributions	(1,454)	—	(8,211)	—	—	9,665
Receipt under tax receivable agreement	(477)	—	(3,067)	—	—	3,544
Equity in earnings	1,028	—	—	(1,028)	—	—
Amortization of deferred revenue	—	1,477	—	—	(1,477)	—

Balance as of and for the period ended June 30, 2010	$64,283	$(232,212)	$(11,278)	$(1,028)	$(3,911)	$15,643

     During March 2010, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company received an additional 1,757,548 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value as an investment with a corresponding adjustment to deferred revenue of $30,683. The common unit adjustment resulted in a change in the Company’s ownership percentage in NCM from approximately 15.0% to 16.3%. Subsequent to the annual common unit adjustment discussed above, in May 2010, one of NCM’s other founding members completed an acquisition of another theatre circuit that required an extraordinary common unit adjustment calculation by NCM in accordance with the Common Unit Adjustment Agreement. As a result of this extraordinary common unit adjustment, the founding member was granted additional common units of NCM, which resulted in dilution of the Company’s ownership interest in NCM from 16.3% to 15.4%. The Company recognized a change of interest gain of approximately $271 during the three and six months ended June 30, 2010 as a result of this extraordinary common unit adjustment, which is reflected net of other losses in loss on sale of assets and other on the condensed consolidated statement of income.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     As of June 30, 2010, the Company owned a total of 16,946,503 common units of NCM. The Company continues to account for its investment in NCM under the equity method of accounting. During the six months ended June 30, 2010 and June 30, 2009, the Company recorded equity earnings of approximately $1,028 and $407, respectively.
     Pursuant to the terms of the Exhibitor Services Agreement, the Company recorded other revenues, excluding the amortization of deferred revenue, of approximately $2,434 and $2,870 during the six months ended June 30, 2010 and 2009, respectively. These amounts include the per patron and per digital advertising screen theatre access fee and theatre rental revenue, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of $5,183 and $4,790, respectively.
     Below is summary financial information for NCM for the three and six months ended July 1, 2010:

	Three Months	Six Months
	Ended July 1, 2010	Ended July 1, 2010
Gross revenues	$98,998	$183,656
Operating income	$43,550	$69,710
Net earnings	$27,546	$40,193
7. Investment in Digital Cinema Implementation Partners
     On February 12, 2007, the Company, AMC Entertainment Inc. and Regal Entertainment Group entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema.
     During January 2010, the Company contributed $500 to DCIP. On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. Upon signing the agreements, the Company contributed cash of $1,201 and digital projection systems at a fair value of $16,380 to DCIP (collectively the “contributions”), which DCIP then contributed to Kasima. The net book value of the contributed equipment was approximately $18,090, and as a result, the Company recorded a loss of approximately $1,710, which is reflected in loss on sale of assets and other on the condensed consolidated statement of income for the six months ended June 30, 2010. Subsequent to the contributions, the Company continues to have a 33% voting interest in DCIP and has a 24.3% economic interest in DCIP. On April 24, 2010, the Company sold digital projection systems with a net book value of approximately $1,520 to Kasima for approximately $1,197, resulting in an additional loss of approximately $323, which is reflected in loss on sale of assets and other on the condensed consolidated statement of income for the three and six months ended June 30, 2010.
     The Company has a variable interest in Kasima through the terms of its master equipment lease agreement; however, the Company has determined that it is not the primary beneficiary of Kasima, as the Company does not have the ability to direct the activities of Kasima that most significantly impact Kasima’s economic performance. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting. During the six months ended June 30, 2010 and 2009, the Company recorded equity losses of $4,195 and $1,478, respectively, relating to this investment. During March 2010, the Company received a cash distribution of $1,057 from DCIP.
     As a result of these agreements, the Company will continue to roll out digital projection systems to a majority of its first run U.S. theatres. The digital projection systems will be leased from Kasima under an operating lease with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, the Company pays minimum annual rent of one thousand dollars per digital projection system for the first six and a half years from the effective date of the agreement and minimum annual rent of three thousand dollars per digital projection system beginning at six and a half years from the effective date through the end of the lease term. The Company may also be subject to various types of other rent if such digital projection systems do not meet minimum performance

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
requirements as outlined in the agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum. As of June 30, 2010, the Company had 537 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company recorded equipment lease expense of approximately $252 during the six months ended June 30, 2010, which is included in utilities and other costs on the condensed consolidated statement of income.
     The digital projection systems leased from Kasima will replace a majority of the Company’s existing 35 millimeter projection systems in its U.S. theatres. Therefore, upon signing the agreements, the Company began accelerating the depreciation of these existing 35 millimeter projection systems, based on the estimated two year replacement timeframe. The Company recorded depreciation expense of approximately $3,695 on its domestic 35 millimeter projectors during the six months ended June 30, 2010. The net book value of the existing 35 millimeter projection systems to be replaced was approximately $15,990 as of June 30, 2010.
8. Investment in Real D
     Under its license agreement with Real D, the Company earns options to purchase shares of common stock once it has installed a certain number of 3-D systems as outlined in the license agreement. During June 2010, the Company reached the first target level and vested in 407,593 options to purchase shares of common stock in Real D, which have an exercise price of $0.00667. Upon vesting in these options, the Company recorded an investment in Real D of approximately $6,521, which represents the estimated fair value of the options, with an offset to deferred lease incentive liability. The fair value of the options was determined using Real D’s initial public offering price, which falls under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. The Company will account for the investment in Real D as a cost method investment. The deferred lease incentive liability, which is reflected in other long-term liabilities on the condensed consolidated balance sheet as of June 30, 2010, will be amortized over the remaining term of the license agreement, which is approximately seven and one-half years. Under the license agreement, the Company can earn up to 815,186 additional options to purchase shares of common stock of Real D as it meets additional 3-D system installation targets as outlined in the license agreement.
9. Share Based Awards
     Stock Options — A summary of activity and related information for Cinemark Holdings, Inc. stock options that are held by the Company’s employees for the six months ended June 30, 2010 is as follows:

			Weighted Average
	Number of	Weighted Average	Grant Date Fair	Aggregate Intrinsic
	Options	Exercise Price	Value	Value
Outstanding at December 31, 2009	1,231,892	$7.63	$3.51
Exercised	(772,727)	$7.63	$3.51

Outstanding at June 30, 2010	459,165	$7.63	$3.51	$2,535

Options exercisable at June 30, 2010	459,165	$7.63	$3.51	$2,535

     The total intrinsic value of options exercised during the six month period ended June 30, 2010 was $6,554. The Company recognized a tax benefit of approximately $1,904 related to the options exercised during the six months ended June 30, 2010.
     As of June 30, 2010, there was no remaining unrecognized compensation expense related to outstanding stock options and all outstanding options fully vested on April 2, 2009. All options outstanding at June 30, 2010 have an average remaining contractual life of approximately four years.
     Restricted Stock - During the six months ended June 30, 2010, Cinemark Holdings, Inc. granted 679,308 shares of restricted stock to directors of Cinemark Holdings, Inc. and employees of the Company. The fair value of the restricted stock granted was determined based on the market value of Cinemark Holdings, Inc.’s stock on the dates of grant, which ranged from $13.15 to $18.47 per share. The Company assumed forfeiture rates ranging from zero to 5% for the restricted stock awards. The restricted stock granted to directors vests over periods ranging from six

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
months to one year and the restricted stock granted to employees vest over four years based on continued service.
     Below is a summary of restricted stock activity for the six months ended June 30, 2010:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at December 31, 2009	764,078	$11.10
Granted	679,308	$17.94
Forfeited	(2,719)	$11.03
Vested	(189,885)	$12.64

Outstanding at June 30, 2010	1,250,782	$14.58

Unvested restricted stock at June 30, 2010	1,250,782	$14.58

     The Company recorded compensation expense of $1,753 and Cinemark Holdings, Inc. recorded an additional $381 related to these restricted stock awards during the six months ended June 30, 2010. As of June 30, 2010, the remaining unrecognized compensation expense related to restricted stock awards was $15,214 and the weighted average period over which this remaining compensation expense will be recognized is approximately three years. Upon vesting, the Company receives an income tax deduction. The total fair value of shares that vested during the six months ended June 30, 2010 was $3,260. The Company recognized a tax benefit of approximately $1,229 related to these vested shares. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however the sale and transfer of the restricted shares is prohibited during the restriction period.
     Restricted Stock Units — During the six months ended June 30, 2010, Cinemark Holdings, Inc. granted restricted stock units to employees of the Company representing 396,432 hypothetical shares of common stock under the Restated Incentive Plan. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the three fiscal year period ending December 31, 2012 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the three year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the three year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the three year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. All payouts of restricted stock units that vest will be subject to an additional service requirement and will be paid in the form of common stock if the participant continues to provide services through March 31, 2014, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards are paid out.
     Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the six months ended June 30, 2010 at each of the three target levels of financial performance (excluding forfeiture assumptions):

	Number of
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
     During the six months ended June 30, 2010, the Compensation Committee of Cinemark Holdings, Inc.’s board of directors approved a modification of restricted stock unit awards granted to employees during 2008. Cinemark Holdings, Inc.’s Compensation Committee also approved the cancellation and replacement of restricted stock unit awards granted to the Company’s top five executive officers during 2008. Both the modification and the cancellation and replacement were accounted for as modifications of share based awards. As a result of these modifications, the Company recorded incremental compensation expense of approximately $391 during the six months ended June 30, 2010, which represents the difference between the grant date fair value and the modification date fair value of these awards for the portion of the service period that has been satisfied. The service period for the modified awards did not change. The Company will record additional incremental compensation expense of $304 over the remaining service period.
     No restricted stock unit awards have vested. There were no forfeitures of restricted stock unit awards during the six months ended June 30, 2010. The Company recorded compensation expense of $1,120 related to these restricted stock unit awards during the six months ended June 30, 2010, including the aforementioned $391 related to the modification of the 2008 restricted stock unit awards. As of June 30, 2010, the Company had restricted stock units outstanding that represented a total of 883,943 hypothetical shares of common stock, net of actual cumulative forfeitures of 20,019 units, assuming the maximum IRR of at least 12.5% is achieved for all of the grants. As of June 30, 2010, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $6,622, which assumes the mid-point IRR level will be achieved for all of the restricted stock units outstanding. The weighted average period over which this remaining compensation expense will be recognized is approximately three years.
10. Long-Term Debt Activity
     Senior Notes
     On June 29, 2009, Cinemark USA, Inc. issued $470,000 aggregate principal amount of 8.625% senior notes due 2019 with an original issue discount of $11,468, resulting in proceeds of approximately $458,532. The proceeds were primarily used to fund the repurchase of $402,459 aggregate principal amount at maturity of Cinemark, Inc.’s 9 3/4% senior discount notes discussed below. Interest is payable on June 15 and December 15 of each year beginning December 15, 2009. The senior notes mature on June 15, 2019. As of June 30, 2010, the carrying value of the senior notes was $459,278.
     Cash Tender Offer for Cinemark, Inc.’s 9 3/4% Senior Discount Notes due 2014
     On June 15, 2009, Cinemark, Inc. commenced a cash tender offer for any and all of its 9 3/4% senior discount notes due 2014, of which $419,403 aggregate principal amount at maturity remained outstanding. In connection with the tender offer, Cinemark, Inc. solicited consents to adopt proposed amendments to the indenture to eliminate substantially all restrictive covenants and certain events of default provisions. On June 29, 2009, approximately $402,459 aggregate principal amount at maturity of the 9 3/4% senior discount notes were tendered and repurchased by Cinemark, Inc. for approximately $433,415, including accrued interest of $11,336 and tender premiums paid of $19,620. The Company funded the repurchase with a dividend paid to Cinemark, Inc. utilizing the proceeds from the issuance of its senior notes discussed above.
     Amendment and Extension of Senior Secured Credit Facility
     On March 2, 2010, the Company completed an amendment and extension to its existing senior secured credit facility to primarily extend the maturities of the facility and make certain other modifications. Approximately $924,375 of the Company’s then remaining outstanding $1,083,600 term loan debt was extended from an original maturity date of October 2013 to a maturity date of April 2016. The remaining term loan debt of $159,225 that was not extended matures on the original maturity date of October 2013. Payments on the extended amount are due in equal quarterly installments of $2,311 through March 31, 2016 with the remaining principal amount of $866,602 due April 30, 2016. Payments on the original amount that was not extended are due in equal quarterly installments

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
of approximately $398 beginning March 31, 2010 through September 30, 2012 and increase to approximately $37,418 each calendar quarter from December 31, 2012 to June 30, 2013 with one final payment of approximately $42,593 at maturity on October 5, 2013. The amendment also imposed a 1.0% prepayment premium for one year on certain prepayments of the extended portion of the term loan debt. As of June 30, 2010, there was $1,078,182 outstanding under the term loan.
     The interest rate on the original term loan debt that was not extended accrues interest, at Cinemark USA, Inc.’s option, at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50% (the “base rate”), plus a margin that ranges from 0.50% to 0.75% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 1.75%, per annum. The margin of the original term loan debt is a function of the applicable corporate credit rating. The interest rate on the original portion of the term loan debt accrues interest, at Cinemark USA, Inc.’s option at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a 2.25% margin per annum, or (B) a “eurodollar rate” plus a 3.25% margin per annum.
     In addition, the maturity date of $73,500 of Cinemark USA, Inc.’s $150,000 revolving credit line has been extended from October 2012 to March 2015. The maturity date of the remaining $76,500 of Cinemark USA, Inc.’s revolving credit line did not change and remains October 2012. As of June 30, 2010, the Company had no borrowings outstanding under the revolving credit line. The interest rate on the original revolving credit line accrues interest, at Cinemark USA, Inc.’s option, at: (A) a base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 2.00% per annum. The interest rate on the extended revolving credit line accrues interest, at Cinemark USA, Inc.’s option at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 1.75% to 2.0% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 2.75% to 3.0% per annum. The margin of the revolving credit line is a function of the consolidated net senior secured leverage ratio as defined in the credit agreement.
     The Company incurred debt issue costs of approximately $8,700 during the six months ended June 30, 2010 related to the amendment and extension of its senior secured credit facility. These costs will be amortized using the straight-line method over the remaining term of the facility.
     Fair Value of Long-Term Debt
     The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35. The carrying value of the Company’s long-term debt was $1,537,917 and $1,543,705 as of June 30, 2010 and December 31, 2009, respectively. The fair value of the Company’s long-term debt was $1,516,184 and $1,513,838 as of June 30, 2010 and December 31, 2009, respectively.
11. Interest Rate Swap Agreements
     The Company has two interest rate swap agreements, both of which qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on the Company’s condensed consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive loss and the ineffective portion reported in earnings. The evaluation technique used to determine fair value is the income approach and under this approach, the Company uses projected future interest rates as provided by counterparties to the interest rate swap agreements and the fixed rates that the Company is obligated to pay under these agreements. The Company’s measurements use significant unobservable inputs, which fall in Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35. There were no changes in valuation techniques during the period, no transfers in or out of Level 3 and no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to the interest rate swap agreements.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     As of June 30, 2010, the aggregate fair values of the two interest rate swap agreements was a liability of approximately $19,257 which has been recorded as a component of other long-term liabilities. A corresponding cumulative amount of $11,824, which is net of deferred taxes of $7,433, has been recorded as an increase in accumulated other comprehensive loss on the Company’s condensed consolidated balance sheet as of June 30, 2010. The interest rate swaps exhibited no ineffectiveness during the six months ended June 30, 2010.
     Below is a reconciliation of our interest rate swap values from January 1 to June 30:

	2010	2009
Beginning liability balance — January 1	$18,524	$24,781
Total (gain) loss included in accumulated other comprehensive loss	733	(5,786)

Ending liability balance — June 30	$19,257	$18,995

     The Company amortized approximately $2,317 to interest expense during each of the six months ended June 30, 2009 and 2010, related to a previously terminated interest rate swap agreement. The Company will amortize approximately $4,634 to interest expense for this terminated interest rate swap agreement over the next twelve months.
12. Goodwill and Other Intangible Assets
     The Company’s goodwill was as follows:

	U.S.	International
	Operating	Operating
	Segment	Segment	Total
Balance at December 31, 2009 (1)	$948,026	$168,276	$1,116,302
Foreign currency translation adjustments	—	(1,959)	(1,959)

Balance at June 30, 2010 (1)	$948,026	$166,317	$1,114,343

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.
     The Company evaluates goodwill for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill might exceed its estimated fair value.
     The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. The Company considers the reporting unit to be each of its sixteen regions in the U.S. and each of its eight countries internationally (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit). Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluation performed during the fourth quarter of 2009. No events or changes in circumstances occurred during the six months ended June 30, 2010, that indicated that the carrying value of goodwill might exceed its estimated fair value.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Intangible assets consisted of the following:

	Balance at		Foreign Currency	Balance at
	December 31,		Translation	June 30,
	2009	Amortization	Adjustments & Other	2010
Intangible assets with finite lives:
Vendor contracts:
Gross carrying amount	$56,474	$—	$61	$56,535
Accumulated amortization	(29,870)	(1,634)	—	(31,504)

Net carrying amount	26,604	(1,634)	61	25,031

Other intangible assets:
Gross carrying amount	26,510	—	(1,896)	24,614
Accumulated amortization	(20,596)	(1,125)	726	(20,995)

Net carrying amount	5,914	(1,125)	(1,170)	3,619

Total net intangible assets with finite lives	32,518	(2,759)	(1,109)	28,650

Intangible assets with indefinite lives:
Tradename	310,480	—	80	310,560

Total intangible assets — net	$342,998	$(2,759)	$(1,029)	$339,210

     Estimated aggregate future amortization expense for intangible assets is as follows:

For the six months ended December 31, 2010	$2,643
For the twelve months ended December 31, 2011	5,158
For the twelve months ended December 31, 2012	5,002
For the twelve months ended December 31, 2013	4,256
For the twelve months ended December 31, 2014	3,710
Thereafter	7,881

Total	$28,650

13. Impairment of Long-Lived Assets
     The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.
     The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible assets carrying values, the age of a recently built theatre, competitive theatres in the marketplace, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. The estimated aggregate fair value of the long-lived assets impaired during the six months ended June 30, 2010 was approximately $5,504.
     Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the six months ended June 30, 2009 and 2010.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The long-lived asset impairment charges recorded during this period are specific to theatres that were directly and individually impacted by increased competition, or adverse changes in market demographics.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
United States theatre properties	$2,494	$3,844	$2,841	$4,665
International theatre properties	1,063	86	1,063	233

Subtotal	$3,557	$3,930	$3,904	$4,898
Intangible assets	1,131	—	1,131	71

Impairment of long-lived assets	$4,688	$3,930	$5,035	$4,969

14. Foreign Currency Translation
     The accumulated other comprehensive loss account in stockholder’s equity of $7,459 and $10,370 at December 31, 2009 and June 30, 2010, respectively, includes the cumulative foreign currency adjustments of $16,070 and $11,299, respectively, from translating the financial statements of the Company’s international subsidiaries, and also includes the change in fair values of the Company’s interest rate swap agreements.
     In 2009 and 2010, all foreign countries where the Company has operations were deemed non-highly inflationary and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.
     On June 30, 2010, the exchange rate for the Brazilian real was 1.80 reais to the U.S. dollar (the exchange rate was 1.75 reais to the U.S. dollar at December 31, 2009). As a result, the effect of translating the June 30, 2010 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a decrease in stockholder’s equity of $5,724. At June 30, 2010, the total assets of the Company’s Brazilian subsidiaries were U.S. $274,317.
     On June 30, 2010, the exchange rate for the Mexican peso was 12.84 pesos to the U.S. dollar (the exchange rate was 13.04 pesos to the U.S. dollar at December 31, 2009). As a result, the effect of translating the June 30, 2010 Mexican financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholder’s equity of $1,513. At June 30, 2010, the total assets of the Company’s Mexican subsidiaries were U.S. $127,081.
     On June 30, 2010, the exchange rate for the Chilean peso was 550.66 pesos to the U.S. dollar (the exchange rate was 519.30 pesos to the U.S. dollar at December 31, 2009). As a result, the effect of translating the June 30, 2010 Chilean financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a decrease in stockholder’s equity of $1,232. At June 30, 2010, the total assets of the Company’s Chilean subsidiaries were U.S. $31,559.
     The effect of translating the June 30, 2010 financial statements of the Company’s other international subsidiaries, with local currencies other than the U.S. dollar, is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholder’s equity of $1,758.
     During June 2010, the Company’s ownership in its Colombian subsidiary increased from 50.1% to 100%, as a result of the Colombia Share Exchange. As part of this transaction, the Company recorded the amount of accumulated other comprehensive loss previously allocated to the noncontrolling interest of $1,086 to accumulated other comprehensive loss with an offsetting credit to additional paid-in-capital. See Note 3.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
15. Supplemental Cash Flow Information
The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Six Months Ended
	June 30,
	2010	2009
Cash paid for interest	$47,788	$28,220
Cash paid for income taxes, net of refunds received	$56,429	$33,893

Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$97	$(7,118)
Theatre properties acquired under capital lease (2)	$2,191	$20,400
Change in fair market values of interest rate swap agreements, net of taxes	$(456)	$3,605
Investment in NCM — receipt of common units (see Note 6)	$30,683	$15,536
Investment in NCM — change of interest gain (see Note 6)	$271	$—
Equipment contributed to DCIP (see Note 7)	$18,090	$—
Investment in Real D (see Note 8)	$6,521	$—
Capital contribution from former parent, Cinemark, Inc., primarily related to income taxes	$—	$35,875
Capital contribution from Cinemark Holdings, Inc. as a result of Colombia Share Exchange (see Note 3)	$6,951	$—

(1)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2009 and June 30, 2010 were $7,823 and $7,919, respectively.

(2)	Amount recorded during the six months ended June 30, 2009 was a result of the acquisition of theatres in the U.S. as discussed in Note 5.
16. Segments
     The Company manages its international market and its U.S. market as separate reportable operating segments. The international segment consists of operations in Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The U.S. segment includes U.S. and Canada operations. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues, primarily screen advertising. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
U.S.	$410,964	$419,575	$799,579	$761,019
International	129,641	98,962	258,912	184,158
Eliminations	(1,236)	(1,029)	(2,491)	(1,869)

Total Revenues	$539,369	$517,508	$1,056,000	$943,308

Adjusted EBITDA
U.S.	$96,857	$100,879	$186,596	$182,850
International	28,568	20,216	60,944	36,485

Total Adjusted EBITDA	$125,425	$121,095	$247,540	$219,335

Capital Expenditures
U.S.	$23,508	$27,171	$36,008	$43,422
International	13,935	10,875	20,952	17,496

Total Capital Expenditures	$37,443	$38,046	$56,960	$60,918

     The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$41,062	$43,552	$78,109	$68,485
Add (deduct):
Income taxes	10,392	18,190	30,425	36,651
Interest expense (1)	28,605	15,257	54,615	30,539
Other (income) expense (2)	1,455	(994)	643	(2,128)
Depreciation and amortization	34,657	37,535	68,590	73,668
Amortization of favorable/unfavorable leases	258	346	416	669
Impairment of long-lived assets	4,688	3,930	5,035	4,969
Loss on sale of assets and other	1,191	1,186	4,358	1,458
Deferred lease expenses	914	1,034	1,697	2,121
Amortization of long-term prepaid rents	438	360	779	750
Share based awards compensation expense	1,765	699	2,873	2,153

Adjusted EBITDA	$125,425	$121,095	$247,540	$219,335

(1)	Includes amortization of debt issue costs.

(2)	Includes interest income, foreign currency exchange gain, and equity in loss of affiliates and excludes distributions from NCM. Distributions from NCM are reported entirely within the U.S. operating segment.
     Financial Information About Geographic Areas
     The Company has operations in the U.S., Canada, Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala, which are reflected in the condensed consolidated financial statements. Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2010	2009	2010	2009
U.S. and Canada	$410,964	$419,575	$799,579	$761,019
Brazil	69,999	49,323	139,217	92,581
Mexico	17,715	15,311	35,097	29,528
Other foreign countries	41,927	34,328	84,598	62,049
Eliminations	(1,236)	(1,029)	(2,491)	(1,869)

Total	$539,369	$517,508	$1,056,000	$943,308

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data

	June 30,	December 31,
Theatre Properties and Equipment-net	2010	2009
U.S. and Canada	$1,000,033	$1,040,395
Brazil	97,797	91,996
Mexico	37,938	39,371
Other foreign countries	48,486	47,826

Total	$1,184,254	$1,219,588

17. Related Party Transactions
     The Company leased one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”) on a month-to-month basis. Plitt Plaza is indirectly owned by Lee Roy Mitchell, Cinemark Holdings, Inc.’s Chairman of the Board, who owns approximately 12% of Cinemark Holdings, Inc.’s issued and outstanding shares of common stock. Annual rent is approximately $118 plus certain taxes, maintenance expenses and insurance. The Company recorded $59 and $30 of facility lease and other operating expenses payable to Plitt Plaza joint venture during the six months ended June 30, 2009 and 2010, respectively. The Company closed this theatre during March 2010. During the six months ended June 30, 2010, the Company recorded approximately $107 related to the termination of the lease, which is reflected in loss on sale of assets and other on the condensed consolidated statements of income.
     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $49 and $50 of management fee revenues during the six months ended June 30, 2009 and 2010, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.
     The Company leases 21 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy, which owns approximately 2% of Cinemark Holdings, Inc.’s issued and outstanding shares of common stock. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 22 leases, 18 have fixed minimum annual rent in an aggregate amount of approximately $21,029. The four leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. For the six months ended June 30, 2009 and 2010, the Company paid approximately $850 and $687, respectively, in percentage rent for these four leases.
     The Company has paid certain fees and expenses on behalf of its parent, Cinemark Holdings, Inc. and Cinemark Holdings, Inc. has paid income taxes on behalf of the Company. The net receivable from Cinemark Holdings, Inc. as of June 30, 2010 and December 31, 2009 was $8,281 and $7,656, respectively.
18. Income Taxes
     During the six months ended June 30, 2010, the Company had a reduction in its liabilities for uncertain tax positions of approximately $14,115 due to settlements and closures of various tax years. These settlements and closures also resulted in a reduction in income tax expense of approximately $8,882 for the six months ended June 30, 2010.
19. Commitments and Contingencies
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

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
20. Condensed Consolidating Financial Information of Subsidiary Guarantors
     As of June 30, 2010, the Company had outstanding $470,000 aggregate principal amount of 8.625% senior notes due 2019. These senior notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the following subsidiaries of Cinemark USA, Inc.:
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
     The following supplemental condensed consolidating financial information presents:
1.	Condensed consolidating balance sheet information as of December 31, 2009 and June 30, 2010, condensed consolidating statements of income information for each of the three and six months ended June 30, 2009 and 2010, and condensed consolidating statements of cash flows information for each of the six months ended June 30, 2009 and 2010.

2.	Cinemark USA, Inc. (the “Parent” and “Issuer”), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method of accounting and therefore, the Parent column reflects the equity income (loss) of its Guarantor Subsidiaries and Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Guarantor Subsidiaries and Non-Guarantor Subsidiaries column. Additionally, the Guarantor Subsidiaries column reflects the equity income (loss) of its Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Non-Guarantor Subsidiaries column.

3.	Elimination entries necessary to consolidate the Parent and all of its Subsidiaries.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
JUNE 30, 2010

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
			(In thousands)
Assets
Current assets
Cash and cash equivalents	$34,538	$217,660	$183,517	$—	$435,715
Other current assets	53,642	34,251	28,523	(38,773)	77,643
Accounts receivable from (payable to) parent	(196,230)	246,966	(42,455)	—	8,281

Total current assets	(108,050)	498,877	169,585	(38,773)	521,639

Theatre properties and equipment — net	305,237	675,837	203,180	—	1,184,254

Other assets	2,738,495	632,858	365,745	(2,129,614)	1,607,484

Total assets	$2,935,682	$1,807,572	$738,510	$(2,168,387)	$3,313,377

Liabilities and equity

Current liabilities

Current portion of long-term debt	$10,836	$—	$276	$—	$11,112
Current portion of capital lease obligations	1,436	5,262	646	—	7,344
Accounts payable and accrued expenses	103,725	75,432	84,421	(31,672)	231,906

Total current liabilities	115,997	80,694	85,343	(31,672)	250,362

Long-term liabilities
Long-term debt, less current portion	1,552,078	1,440	33,179	(59,892)	1,526,805
Capital lease obligations, less current portion	27,733	97,374	6,573	—	131,680
Other long-term liabilities and deferrals	282,673	166,446	58,224	(71,492)	435,851

Total long-term liabilities	1,862,484	265,260	97,976	(131,384)	2,094,336

Commitments and contingencies

Equity
Cinemark USA, Inc.’s stockholder’s equity:
Common stock	49,543	457,372	167,765	(625,137)	49,543
Other stockholder’s equity	907,658	1,003,877	376,317	(1,380,194)	907,658

Total Cinemark USA, Inc. stockholder’s equity	957,201	1,461,249	544,082	(2,005,331)	957,201
Noncontrolling interests	—	369	11,109	—	11,478

Total equity	957,201	1,461,618	555,191	(2,005,331)	968,679

Total liabilities and equity	$2,935,682	$1,807,572	$738,510	$(2,168,387)	$3,313,377

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
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

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED JUNE 30, 2010

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
			(In thousands)
Revenues	$152,662	$270,392	$134,235	$(17,920)	$539,369

Cost of operations	—	—	—	—
Theatre operating expenses	133,969	176,658	101,225	(17,920)	393,932
General and administrative expenses	4,725	14,158	5,578	—	24,461
Depreciation and amortization	7,413	19,289	8,213	—	34,915
Impairment of long-lived assets	166	2,358	2,164	—	4,688
Loss on sale of assets and other	240	271	680	—	1,191

Total cost of operations	146,513	212,734	117,860	(17,920)	459,187

Operating income	6,149	57,658	16,375	—	80,182

Other income (expense)
Interest expense	(25,970)	(2,896)	(812)	1,073	(28,605)
Distributions from NCM	1	—	1,331	—	1,332
Equity in income (loss) of affiliates	45,748	6,637	(3,169)	(52,398)	(3,182)
Other income	91	1,157	1,552	(1,073)	1,727

Total other income (expense)	19,870	4,898	(1,098)	(52,398)	(28,728)

Income before income taxes	26,019	62,556	15,277	(52,398)	51,454
Income taxes	(13,966)	21,244	3,114	—	10,392

Net income	39,985	41,312	12,163	(52,398)	41,062
Less: Net income attributable to noncontrolling interests	—	11	1,066	—	1,077

Net income attributable to Cinemark USA, Inc.	$39,985	$41,301	$11,097	$(52,398)	$39,985

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED JUNE 30, 2009

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
			(In thousands)
Revenues	$153,534	$276,712	$104,625	$(17,363)	$517,508

Cost of operations
Theatre operating costs	134,708	183,497	79,444	(17,363)	380,286
General and administrative expenses	4,044	13,778	5,425	—	23,247
Depreciation and amortization	6,493	24,203	7,185	—	37,881
Impairment of long-lived assets	166	3,678	86	—	3,930
(Gain) loss on sale of assets and other	292	906	(12)	—	1,186

Total cost of operations	145,703	226,062	92,128	(17,363)	446,530

Operating income	7,831	50,650	12,497	—	70,978

Other income (expense)
Interest expense	(12,570)	(3,083)	(902)	1,298	(15,257)
Distributions from NCM	960	—	4,067	—	5,027
Equity in income (loss) of affiliates	43,540	14,970	(409)	(58,516)	(415)
Other income	217	1,243	1,247	(1,298)	1,409

Total other income (expense)	32,147	13,130	4,003	(58,516)	(9,236)

Income before income taxes	39,978	63,780	16,500	(58,516)	61,742
Income taxes	(2,437)	23,367	(2,740)	—	18,190

Net income	42,415	40,413	19,240	(58,516)	43,552
Less: Net income attributable to noncontrolling interests	—	15	1,122	—	1,137

Net income attributable to Cinemark USA, Inc.	$42,415	$40,398	$18,118	$(58,516)	$42,415

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
SIX MONTHS ENDED JUNE 30, 2010

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
			(In thousands)
Revenues	$300,302	$525,285	$268,394	$(37,981)	$1,056,000

Cost of operations
Theatre operating expenses	268,852	347,672	197,092	(37,981)	775,635
General and administrative expenses	9,010	27,771	12,671	—	49,452
Depreciation and amortization	14,325	38,540	16,141	—	69,006
Impairment of long-lived assets	513	2,358	2,164	—	5,035
Loss on sale of assets and other	628	1,589	2,141	—	4,358

Total cost of operations	293,328	417,930	230,209	(37,981)	903,486

Operating income	6,974	107,355	38,185	—	152,514

Other income (expense)
Interest expense	(49,249)	(5,806)	(1,480)	1,920	(54,615)
Distributions from NCM	980	—	10,298	—	11,278
Equity in income (loss) of affiliates	96,333	22,002	(3,167)	(118,323)	(3,155)
Other income	215	1,853	2,364	(1,920)	2,512

Total other income (expense)	48,279	18,049	8,015	(118,323)	(43,980)

Income before income taxes	55,253	125,404	46,200	(118,323)	108,534
Income taxes	(20,161)	39,297	11,289	—	30,425

Net income	75,414	86,107	34,911	(118,323)	78,109
Less: Net income attributable to noncontrolling interests	—	31	2,664	—	2,695

Net income attributable to Cinemark USA, Inc.	$75,414	$86,076	$32,247	$(118,323)	$75,414

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
SIX MONTHS ENDED JUNE 30, 2009

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
			(In thousands)
Revenues	$273,337	$510,388	$194,701	$(35,118)	$943,308

Cost of operations
Theatre operating costs	244,956	337,180	148,927	(35,118)	695,945
General and administrative expenses	7,731	26,866	10,061	—	44,658
Depreciation and amortization	12,061	48,695	13,581	—	74,337
Impairment of long-lived assets	981	3,684	304	—	4,969
(Gain) loss on sale of assets and other	208	1,342	(92)	—	1,458

Total cost of operations	265,937	417,767	172,781	(35,118)	821,367

Operating income	7,400	92,621	21,920	—	121,941

Other income (expense)
Interest expense	(24,981)	(6,222)	(1,500)	2,164	(30,539)
Distributions from NCM	960	—	10,646	—	11,606
Equity in income (loss) of affiliates	77,865	17,378	(1,073)	(95,190)	(1,020)
Other income	499	2,135	2,678	(2,164)	3,148

Total other income (expense)	54,343	13,291	10,751	(95,190)	(16,805)

Income before income taxes	61,743	105,912	32,671	(95,190)	105,136
Income taxes	(4,819)	38,590	2,880	—	36,651

Net income	66,562	67,322	29,791	(95,190)	68,485
Less: Net income attributable to noncontrolling interests	—	23	1,900	—	1,923

Net income attributable to Cinemark USA, Inc.	$66,562	$67,299	$27,891	$(95,190)	$66,562

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
SIX MONTHS ENDED JUNE 30, 2010

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
			(In thousands)
Operating activities
Net income	$75,414	$86,107	$34,911	$(118,323)	$78,109
Adjustments to reconcile net income to cash provided by (used for) operating activities	(97,447)	31,845	26,019	118,323	78,740
Changes in assets and liabilities	85,066	(121,601)	(12,430)	—	(48,965)

Net cash provided by (used for) operating activities	63,033	(3,649)	48,500	—	107,884

Investing activities
Additions to theatre properties and equipment	(18,818)	(17,009)	(21,133)	—	(56,960)
Proceeds from sale of theatre properties and equipment	—	735	1,413	—	2,148
Investment in joint venture — DCIP, net of cash distributions	—	—	(644)	—	(644)
Net transactions with affiliates	113	2,753	—	(2,866)	—

Net cash used for investing activities	(18,705)	(13,521)	(20,364)	(2,866)	(55,456)

Financing activities
Dividends paid to parent	(34,375)	—	(115)	115	(34,375)
Payroll taxes paid as a result of noncash stock option exercises and restricted stock withholdings	(416)	—	—	—	(416)
Payment of debt issue costs	(8,706)	—	—	—	(8,706)
Repayments of other long-term debt	(5,418)	—	(718)	—	(6,136)
Net changes in intercompany notes	—	—	(2,751)	2,751	—
Payments on capital leases	(636)	(2,710)	(260)	—	(3,606)
Other	—	—	(110)	—	(110)

Net cash used for financing activities	(49,551)	(2,710)	(3,954)	2,866	(53,349)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,101)	—	(1,101)

Increase (decrease) in cash and cash equivalents	(5,223)	(19,880)	23,081	—	(2,022)
Cash and cash equivalents:
Beginning of year	39,761	237,540	160,436	—	437,737

End of year	$34,538	$217,660	$183,517	$—	$435,715

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
SIX MONTHS ENDED JUNE 30, 2009

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
			(In thousands)
Operating activities
Net income	$66,562	$67,322	$29,791	$(95,190)	$68,485
Adjustments to reconcile net income to cash provided by operating activities	(81,909)	47,415	18,611	95,190	79,307
Changes in assets and liabilities	115,367	(86,624)	(7,482)	—	21,261

Net cash provided by operating activities	100,020	28,113	40,920	—	169,053

Investing activities
Additions to theatre properties and equipment	(26,954)	(16,158)	(17,806)	—	(60,918)
Proceeds from sale of theatre properties and equipment	395	58	200	—	653
Acquisition of theatres	(48,950)	—	—	—	(48,950)
Net transactions with affiliates	6,998	16,283	—	(23,281)	—
Other	—	—	(1,500)	—	(1,500)

Net cash provided by (used for) investing activities	(68,511)	183	(19,106)	(23,281)	(110,715)

Financing activities
Capital contributions from parent	19,650	—	—	—	19,650
Dividends paid to parent	(452,975)	—	(9,799)	9,799	(452,975)
Proceeds from issuance of senior notes	458,532	—	—	—	458,532
Payment of debt issue costs	(12,423)	—	—	—	(12,423)
Repayments of long-term debt	(5,600)	—	(689)	—	(6,289)
Net changes in intercompany notes	—	—	(13,482)	13,482	—
Payments on capital leases	(382)	(2,264)	(184)	—	(2,830)
Other	—	—	(795)	—	(795)

Net cash provided by (used for) financing activities	6,802	(2,264)	(24,949)	23,281	2,870

Effect of exchange rate changes on cash and cash equivalents	—	—	7,959	—	7,959

Increase in cash and cash equivalents	38,311	26,032	4,824	—	69,167
Cash and cash equivalents:
Beginning of year	39,039	163,007	111,192	—	313,238

End of year	$77,350	$189,039	$116,016	$—	$382,405

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.
     We are a leader in the motion picture exhibition industry, with theatres in the U.S., Canada, Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. As of June 30, 2010, we managed our business under two reportable operating segments — U.S. markets and international markets, in accordance with FASB ASC Topic 280, Segment Reporting. See Note 16 to our condensed consolidated financial statements.
     We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing programs, pay phones, ATM machines and electronic video games located in some of our theatres. Our contracts with NCM have assisted us in expanding our offerings to advertisers and broadening ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of theatres for alternative content events, such as concerts, sporting events, and other cultural events. Films driving the box office during the six months ended June 30, 2010 included the carryover of Avatar, which grossed over $450 million in U.S. box office revenues during the period and new releases such as Alice in Wonderland, How to Train Your Dragon, Clash of the Titans, Iron Man 2, Shrek Forever After, The Karate Kid, Toy Story 3 and The Twilight Saga: Eclipse, which was released on June 30, 2010. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Films scheduled for release during the remainder of 2010 include The Last Airbender, Inception, Despicable Me, The Other Guys, Eat Pray Love, Little Fockers, Tron: Legacy, Tangled, Megamind, Yogi Bear, Chronicles of Narnia: The Voyage of the Dawn Treader and another installment of the Harry Potter franchise, among other films.
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

Results of Operations
     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating data (in millions):	2010	2009	2010	2009
Revenues
Admissions	$353.1	$339.1	$696.1	$619.0
Concession	165.2	158.9	318.3	288.9
Other	21.1	19.5	41.6	35.4

Total revenues	$539.4	$517.5	$1,056.0	$943.3
Cost of operations
Film rentals and advertising	193.5	190.9	382.3	338.0
Concession supplies	24.5	24.0	46.9	43.7
Salaries and wages	56.3	52.0	108.8	96.4
Facility lease expense	62.0	59.2	124.7	114.9
Utilities and other	57.7	54.1	112.9	102.9
General and administrative expenses	24.5	23.3	49.5	44.7
Depreciation and amortization	34.9	37.9	69.0	74.3
Impairment of long-lived assets	4.6	3.9	5.0	5.0
Loss on sale of assets and other	1.2	1.2	4.4	1.5

Total cost of operations	$459.2	$446.5	$903.5	$821.4

Operating income	$80.2	$71.0	$152.5	$121.9

Operating data as a percentage of total revenues:
Revenues
Admissions	65.5%	65.5%	65.9%	65.6%
Concession	30.6%	30.7%	30.1%	30.6%
Other	3.9%	3.8%	4.0%	3.8%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	54.8%	56.3%	54.9%	54.6%
Concession supplies	14.8%	15.1%	14.7%	15.1%
Salaries and wages	10.4%	10.0%	10.3%	10.2%
Facility lease expense	11.5%	11.4%	11.8%	12.2%
Utilities and other	10.7%	10.5%	10.7%	10.9%
General and administrative expenses	4.5%	4.5%	4.7%	4.7%
Depreciation and amortization	6.5%	7.3%	6.5%	7.9%
Impairment of long-lived assets	0.9%	0.8%	0.5%	0.5%
Loss on sale of assets and other	0.2%	0.2%	0.4%	0.2%
Total cost of operations	85.1%	86.3%	85.6%	87.1%
Operating income	14.9%	13.7%	14.4%	12.9%

Average screen count (month end average)	4,897	4,862	4,895	4,826

Revenues per average screen (dollars)	$110,154	$106,450	$215,730	$195,452

(1)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended June 30, 2010 and 2009
     Revenues. Total revenues increased $21.9 million to $539.4 million for the three months ended June 30, 2010 (“second quarter of 2010”) from $517.5 million for the three months ended June 30, 2009 (“second quarter of 2009”), representing a 4.2% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment				Consolidated
	Three Months Ended			Three Months Ended			Three Months Ended
		June 30,			June 30,			June 30,
			%			%			%
	2010	2009	Change	2010	2009	Change	2010	2009	Change
Admissions revenues (1)	$269.2	$276.2	(2.5)%	$83.9	$62.9	33.4%	$353.1	$339.1	4.1%
Concession revenues (1)	$129.6	$131.2	(1.2)%	$35.6	$27.7	28.5%	$165.2	$158.9	4.0%
Other revenues (1) (2)	$11.0	$11.1	(0.9)%	$10.1	$8.4	20.2%	$21.1	$19.5	8.2%
Total revenues (1) (2)	$409.8	$418.5	(2.1)%	$129.6	$99.0	30.9%	$539.4	$517.5	4.2%
Attendance (1)	41.6	43.9	(5.2)%	18.6	17.2	8.1%	$60.2	61.1	(1.5)%
Revenues per average screen (2)	$107,077	$109,438	(2.2)%	$121,159	$95,431	27.0%	$110,154	$106,450	3.5%

(1)	Amounts in millions.

(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 16 of our condensed consolidated financial statements.
•	Consolidated. The increase in admissions revenues of $14.0 million was primarily attributable to a 5.8% increase in average ticket price from $5.55 for the second quarter of 2009 to $5.87 for the second quarter of 2010, partially offset by a 1.5% decrease in attendance. The increase in concession revenues of $6.3 million was primarily attributable to a 5.4% increase in concession revenues per patron from $2.60 for the second quarter of 2009 to $2.74 for the second quarter of 2010, partially offset by the 1.5% decrease in attendance. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the favorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The 8.2% increase in other revenues was primarily due to increases in ancillary revenue and the favorable impact of exchange rates in certain countries in which we operate.
•	U.S. The decrease in admissions revenues of $7.0 million was primarily attributable to a 5.2% decrease in attendance, partially offset by a 2.9% increase in average ticket price from $6.29 for the second quarter of 2009 to $6.47 for the second quarter of 2010. The decrease in concession revenues of $1.6 million was primarily attributable to the 5.2% decrease in attendance, partially offset by a 4.3% increase in concession revenues per patron from $2.99 for the second quarter of 2009 to $3.12 for the second quarter of 2010. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the increase in concession revenues per patron was primarily due to price increases.
•	International. The increase in admissions revenues of $21.0 million was primarily attributable to an 8.1% increase in attendance and a 23.2% increase in average ticket price from $3.66 for the second quarter of 2009 to $4.51 for the second quarter of 2010. The increase in concession revenues of $7.9 million was primarily attributable to the 8.1% increase in attendance and an 18.6% increase in concession revenues per patron from $1.61 for the second quarter of 2009 to $1.91 for the second quarter of 2010. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the favorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The 20.2% increase in other revenues was primarily due to increases in ancillary revenue and the favorable impact of exchange rates in certain countries in which we operate.

     Cost of Operations. The table below summarizes certain of our theatre operating costs by reportable operating segment (in millions).

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010	2009
Film rentals and advertising	$150.7	$158.8	$42.8	$32.1	$193.5	$190.9
Concession supplies	15.6	17.2	8.9	6.8	24.5	24.0
Salaries and wages	44.7	43.8	11.6	8.2	56.3	52.0
Facility lease expense	45.1	45.1	16.9	14.1	62.0	59.2
Utilities and other	40.5	40.7	17.2	13.4	57.7	54.1
•	Consolidated. Film rentals and advertising costs were $193.5 million, or 54.8% of admissions revenues, for the second quarter of 2010 compared to $190.9 million, or 56.3% of admissions revenues, for the second quarter of 2009. The decrease in the film rentals and advertising rate was primarily due to favorable film rental rates on certain films in the U.S. segment in the second quarter of 2010. Concession supplies expense was $24.5 million, or 14.8% of concession revenues, for the second quarter of 2010 compared to $24.0 million, or 15.1% of concession revenues, for the second quarter of 2009. The decrease in the concession supplies rate was primarily due to favorable inventory procurement costs and the successful implementation of price increases in the U.S. segment.
Salaries and wages increased to $56.3 million for the second quarter of 2010 from $52.0 million for the second quarter of 2009 primarily due to increased minimum wages in both our U.S. and international segments, increased staffing levels to support the 8.1% increase in attendance in our international segment and the impact of exchange rates in certain countries in which we operate. Facility lease expense increased to $62.0 million for the second quarter of 2010 from $59.2 million for the second quarter of 2009 primarily due to increased percentage rent in our international segment and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $57.7 million for the second quarter of 2010 from $54.1 million for the second quarter of 2009 primarily due to increased 3-D equipment rental fees and the impact of exchange rates in certain countries in which we operate.
•	U.S. Film rentals and advertising costs were $150.7 million, or 56.0% of admissions revenues, for the second quarter of 2010 compared to $158.8 million, or 57.5% of admissions revenues, for the second quarter of 2009. The decrease in film rentals and advertising costs of $8.1 million is due to a $7.0 million decrease in admissions revenues, which contributed $4.1 million and a decrease in our film rentals and advertising rate, which contributed $4.0 million. The decrease in the film rentals and advertising rate was primarily due to favorable film rental rates on certain films in the second quarter of 2010. Concession supplies expense was $15.6 million, or 12.0% of concession revenues, for the second quarter of 2010 compared to $17.2 million, or 13.1% of concession revenues, for the second quarter of 2009. The decrease in concession supplies expense is primarily due to a decrease in the concession supplies rate due to favorable inventory procurement costs and the successful implementation of price increases.
Salaries and wages increased to $44.7 million for the second quarter of 2010 from $43.8 million for the second quarter of 2009 primarily due to increased minimum wages, partially offset by reduced staffing levels due to the 5.2% decrease in attendance. Facility lease expense remained constant at $45.1 million for the second quarter of 2009 and 2010. Utilities and other costs decreased to $40.5 million for the second quarter of 2010 from $40.7 million for the second quarter of 2009 primarily due to decreased repairs and maintenance expense and decreased theatre supplies expense, partially offset by increased 3-D equipment rental fees.
•	International. Film rentals and advertising costs were $42.8 million for the second quarter of 2010 compared to $32.1 million for the second quarter of 2009, or 51.0% of admissions revenues for each period. The increase in film rentals and advertising costs of $10.7 million was primarily due to a $21.0 million increase in admissions revenues. Concession supplies expense was $8.9 million, or 25.0% of concession revenues, for the second quarter of 2010 compared to $6.8 million, or 24.5% of concession revenues, for the second quarter of 2009. The increase in concession supplies expense of $2.1 million was primarily due to a $7.9 million increase in concession revenues.

Salaries and wages increased to $11.6 million for the second quarter of 2010 from $8.2 million for the second quarter of 2009 primarily due to increased staffing levels to support the 8.1% increase in attendance, increased minimum wages and the impact of exchange rates in certain countries in which we operate. Facility lease expense increased to $16.9 million for the second quarter of 2010 from $14.1 million for the second quarter of 2009 primarily due to increased percentage rent and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $17.2 million for the second quarter of 2010 from $13.4 million for the second quarter of 2009 primarily due to increased 3-D equipment rental fees and the impact of exchange rates in certain countries in which we operate.
     General and Administrative Expenses. General and administrative expenses increased to $24.5 million for the second quarter of 2010 from $23.3 million for the second quarter of 2009. The increase was primarily due to increased salaries and incentive compensation expense, increased professional fees and increased service charges related to increased credit card activity and the impact of exchange rates in certain countries in which we operate.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable /unfavorable leases, was $34.9 million for the second quarter of 2010 compared to $37.9 million for the second quarter of 2009. The decrease was primarily related to a reduction in the depreciable basis of certain of our U.S. assets due to a significant amount of the equipment acquired in the Century Acquisition becoming fully depreciated during the fourth quarter of 2009, partially offset by the impact of accelerated depreciation taken on our domestic 35 millimeter projection systems that will be replaced with digital projection systems. We recorded approximately $2.4 million of depreciation expense related to these 35 millimeter projection systems during the second quarter of 2010.
     Impairment of Long-Lived Asset. We recorded asset impairment charges on assets held and used of $4.6 million for the second quarter of 2010 compared to $3.9 million for the second quarter of 2009. Impairment charges for the second quarter of 2010 consisted of $3.5 million of theatre properties, impacting ten of our twenty-four reporting units, and $1.1 million of intangible assets associated with Mexico theatre properties. Impairment charges for the second quarter of 2009 consisted of $3.9 million of theatre properties, impacting nine of our twenty-four reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, or adverse changes in market demographics. See Notes 12 and 13 to our condensed consolidated financial statements.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $1.2 million during the second quarter of 2010 and the second quarter of 2009.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $28.6 million for the second quarter of 2010 compared to $15.3 million for the second quarter of 2009. The increase was primarily due to the issuance of our 8 ⅝% senior notes during June 2009. See Note 10 to our condensed consolidated financial statements for further discussion of our long term debt.
     Interest Income. We recorded interest income of $1.4 million during the second quarter of 2010 compared to $0.9 million during the second quarter of 2009. The increase was primarily due to an increase in our cash investments.
     Distributions from NCM. We recorded distributions from NCM of $1.3 million during the second quarter of 2010 and $5.0 million during the second quarter of 2009, which were in excess of the carrying value of our investment. See Note 6 to our condensed consolidated financial statements.
     Income Taxes. Income tax expense of $10.4 million was recorded for the second quarter of 2010 compared to $18.2 million for the second quarter of 2009. The effective tax rate was 20.2% for the second quarter of 2010 compared to 29.5% for the second quarter of 2009. Income tax expense for the second quarter of 2010 includes the impact of the reduction of our liabilities for uncertain tax positions due to settlements and closures of various tax years, which resulted in a benefit of approximately $8.0 million. Income tax expense for the second quarter of 2009 includes the impact of two discrete items, including an adjustment to our deferred tax liability and an increase to our foreign unrecognized tax benefits in accordance with FIN 48. The net impact of these two items on income tax expense for the second quarter of 2009 was a benefit of approximately $4.9 million. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Six months ended June 30, 2010 and 2009
     Revenues. Total revenues increased $112.7 million to $1,056.0 million for the six months ended June 30, 2010 (“the 2010 period”) from $943.3 million for the six months ended June 30, 2009 (“the 2009 period”), representing an 11.9% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
			%			%			%
	2010	2009	Change	2010	2009	Change	2010	2009	Change
Admissions revenues (1)	$528.5	$501.7	5.3%	$167.6	$117.3	42.9%	$696.1	$619.0	12.5%
Concession revenues (1)	$248.1	$237.2	4.6%	$70.2	$51.7	35.8%	$318.3	$288.9	10.2%
Other revenues (1) (2)	$20.5	$20.2	1.5%	$21.1	$15.2	38.8%	$41.6	$35.4	17.5%
Total revenues (1) (2)	$797.1	$759.1	5.0%	$258.9	$184.2	40.6%	$1,056.0	$943.3	11.9%
Attendance (1)	81.2	81.2	0.0%	37.5	34.0	10.3%	118.7	115.2	3.0%
Revenues per average screen (2)	$208,272	$200,379	3.9%	$242,459	$177,636	36.5%	$215,730	$195,452	10.4%

(1)	Amounts in millions.

(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 16 of our condensed consolidated financial statements.
•	Consolidated. The increase in admissions revenues of $77.1 million was primarily attributable to a 3.0% increase in attendance and a 9.1% increase in average ticket price from $5.37 for the 2009 period to $5.86 for the 2010 period. The increase in concession revenues of $29.4 million was primarily attributable to the 3.0% increase in attendance and a 6.8% increase in concession revenues per patron from $2.51 for the 2009 period to $2.68 for the 2010 period. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the favorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The 17.5% increase in other revenues was primarily due to increases in ancillary revenue and the favorable impact of exchange rates in certain countries in which we operate.
•	U.S. The increase in admissions revenues of $26.8 million was primarily attributable to a 5.3% increase in average ticket price from $6.18 for the 2009 period to $6.51 for the 2010 period. The increase in concession revenues of $10.9 million was primarily attributable to a 4.8% increase in concession revenues per patron from $2.92 for the 2009 period to $3.06 for the 2010 period. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the increase in concession revenues per patron was primarily due to price increases.
•	International. The increase in admissions revenues of $50.3 million was primarily attributable to a 10.3% increase in attendance and a 29.6% increase in average ticket price from $3.45 for the 2009 period to $4.47 for the 2010 period. The increase in concession revenues of $18.5 million was primarily attributable to the 10.3% increase in attendance and a 23.0% increase in concession revenues per patron from $1.52 for the 2009 period to $1.87 for the 2010 period. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the favorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The increase in other revenues of $5.9 million was primarily due to increases in ancillary revenue and the favorable impact of exchange rates in certain countries in which we operate.

     Cost of Operations. The table below summarizes certain of our year-over-year theatre operating costs by reportable operating segment (in millions).

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010	2009
Film rentals and advertising	$299.2	$278.8	$83.1	$59.2	$382.3	$338.0
Concession supplies	29.5	30.6	17.4	13.1	46.9	43.7
Salaries and wages	87.1	81.1	21.7	15.3	108.8	96.4
Facility lease expense	90.8	87.7	33.9	27.2	124.7	114.9
Utilities and other	80.1	77.6	32.8	25.3	112.9	102.9
•	Consolidated. Film rentals and advertising costs were $382.3 million, or 54.9% of admissions revenues, for the 2010 period compared to $338.0 million, or 54.6% of admissions revenues, for the 2009 period. The increase in film rentals and advertising costs of $44.3 million was due to a $77.1 million increase in admissions revenues, which contributed $42.1 million, and an increase in our film rentals and advertising rate, which contributed $2.2 million. The increase in the film rentals and advertising rate was primarily due to higher film rental rates in the U.S. segment due to the increase in the number of blockbuster films released, including the carryover of Avatar, which generally have higher film rental rates. Concession supplies expense was $46.9 million, or 14.7% of concession revenues, for the 2010 period, compared to $43.7 million, or 15.1% of concession revenues, for the 2009 period. The decrease in the concession supplies rate was primarily due to favorable inventory procurement costs and the successful implementation of price increases in the U.S. segment.
Salaries and wages increased to $108.8 million for the 2010 period from $96.4 million for the 2009 period primarily due to new theatres, increased minimum wages in both our U.S. and international segments, increased staffing levels to support the 10.3% increase in attendance in our international segment and the impact of exchange rates in certain countries in which we operate. Facility lease expense increased to $124.7 million for the 2010 period from $114.9 million for the 2009 period primarily due to new theatres, increased percentage rent and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $112.9 million for the 2010 period from $102.9 million for the 2009 period primarily due to new theatres, increased 3-D equipment rental fees and the impact of exchange rates in certain countries in which we operate.
•	U.S. Film rentals and advertising costs were $299.2 million, or 56.6% of admissions revenues for the 2010 period compared to $278.8 million, or 55.6% of admissions revenues, for the 2009 period. The increase in film rentals and advertising costs of $20.4 million is due to a $26.8 million increase in admissions revenues, which contributed $14.9 million and an increase in our film rentals and advertising rate, which contributed $5.5 million. The increase in the film rentals and advertising rate was primarily due to the increase in the number of blockbuster films released, including the carryover of Avatar, which generally have higher film rental rates. Concession supplies expense was $29.5 million, or 11.9% of concession revenues, for the 2010 period, compared to $30.6 million, or 12.9% of concession revenues, for the 2009 period. The decrease in concession supplies expense is primarily due to a decrease in the concession supplies rate due to favorable inventory procurement costs and the successful implementation of price increases.
Salaries and wages increased to $87.1 million for the 2010 period from $81.1 million for the 2009 period primarily due to new theatres and increased minimum wages. Facility lease expense increased to $90.8 million for the 2010 period from $87.7 million for the 2009 period primarily due to new theatres and increased percentage rent. Utilities and other costs increased to $80.1 million for the 2010 period from $77.6 million for the 2009 period primarily due to new theatres and increased 3-D equipment rental fees.
•	International. Film rentals and advertising costs were $83.1 million, or 49.6% of admissions revenues, for the 2010 period compared to $59.2 million, or 50.5% of admissions revenues, for the 2009 period. The increase in film rentals and advertising costs was primarily due to a $50.3 million increase in admissions revenues, partially offset by a lower film rentals and advertising rate. Concession supplies expense was $17.4 million, or 24.8% of concession revenues, for the 2010 period compared to $13.1 million, or 25.3% of concession revenues, for the 2009 period. The increase in concession supplies expense of $4.3 million was primarily due to an $18.5 million increase in concession revenues, partially offset by a lower concession supplies rate.

Salaries and wages increased to $21.7 million for the 2010 period from $15.3 million for the 2009 period primarily due to new theatres, increased staffing levels to support the 10.3% increase in attendance, increased minimum wages and the impact of exchange rates in certain countries in which we operate. Facility lease expense increased to $33.9 million for the 2010 period from $27.2 million for the 2009 period primarily due to new theatres, increased percentage rent and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $32.8 million for the 2010 period from $25.3 million for the 2009 period primarily due to new theatres, increased 3-D equipment rental fees and the impact of exchange rates in certain countries in which we operate.
     General and Administrative Expenses. General and administrative expenses increased to $49.5 million for the 2010 period from $44.7 million for the 2009 period. The increase was primarily due to increased salaries and incentive compensation expense, increased professional fees and increased service charges related to increased credit card activity and the impact of exchange rates in certain countries in which we operate.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable/unfavorable leases, was $69.0 million for the 2010 period compared to $74.3 million for the 2009 period. The decrease was primarily related to a reduction in the depreciable basis of certain of our U.S. assets due to a significant amount of the equipment acquired in the Century Acquisition becoming fully depreciated during the fourth quarter of 2009, partially offset by the impact of accelerated depreciation taken on our domestic 35 millimeter projection systems that will be replaced with digital projection systems. We recorded approximately $3.7 million of depreciation expense related to these 35 millimeter projection systems during the 2010 period.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $5.0 million for the 2010 period compared to $5.0 million for the 2009 period. Impairment charges for the 2010 period consisted of $3.9 million of theatre properties, impacting fifteen of our twenty-four reporting units, and $1.1 million of intangible assets associated with Mexico theatre properties. Impairment charges for the 2009 period consisted of $4.9 million of theatre properties, impacting twelve of our twenty-four reporting units, and $0.1 million of intangible assets associated with Mexico theatre properties. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, or adverse changes in market demographics. See Notes 12 and 13 to our condensed consolidated financial statements.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $4.4 million during the 2010 period compared to $1.5 million during the 2009 period. The loss recorded during the 2010 period included $1.7 million that was recorded upon the contribution of digital projection systems to DCIP and an additional $0.3 million recorded upon the subsequent sale of digital projection systems to DCIP. See Note 7 to the condensed consolidated financial statements.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $54.6 million for the 2010 period compared to $30.5 million for the 2009 period. The increase was primarily due to the issuance of our 8 ⅝% senior notes during June 2009. See Note 10 to our condensed consolidated financial statements for further discussion of our long term debt.
     Interest Income. We recorded interest income of $2.4 million during the 2010 period compared to $2.6 million during the 2009 period. The decrease in interest income was primarily due to lower interest rates earned on our cash investments.
     Distributions from NCM. We recorded distributions from NCM of $11.3 million during the 2010 period and $11.6 million during the 2009 period, which were in excess of the carrying value of our investment. See Note 6 to our condensed consolidated financial statements.
     Income Taxes. Income tax expense of $30.4 million was recorded for the 2010 period compared to $36.7 million for the 2009 period. The effective tax rate was 28.0% for the 2010 period compared to 34.9% for the 2009 period. Income tax expense for the 2010 period includes the impact of certain discrete non-recurring items and the reduction of our liabilities for uncertain tax positions due to settlements and closures of various tax years, which resulted in a benefit of approximately $8.9 million. Income tax expense for the 2009 period includes the impact of two discrete items, including an adjustment to our deferred tax liability and an increase to our foreign unrecognized tax benefits in accordance with FIN 48. The net impact of the two items on income tax expense for the 2009 period was a benefit of approximately $4.9 million. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Item 4.	Controls and Procedures
Evaluation of the Effectiveness of Disclosure Controls and Procedures
     As of June 30, 2010, we carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Controls Over Financial Reporting
     There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Supplemental Schedules specified by the senior notes Indenture:

Page
Condensed Consolidating Balance Sheet Information as of June 30, 2010 (unaudited)	41
Condensed Consolidating Statement of Income Information for the six months ended June 30, 2010 (unaudited)	42
Condensed Consolidating Statement of Cash Flows Information for the six months ended June 30, 2010 (unaudited)	43

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2010
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$390,660	$45,055	$—	$435,715
Other current assets	103,522	(17,598)	—	85,924

Total current assets	494,182	27,457	—	521,639

Theatre properties and equipment, net	1,184,254	—	—	1,184,254

Other assets	1,556,740	77,763	(27,019)	1,607,484

Total assets	$3,235,176	$105,220	$(27,019)	$3,313,377

Liabilities and equity

Current liabilities
Current portion of long-term debt	$11,112	$—	$—	$11,112
Current portion of capital lease obligations	7,344	—	—	7,344
Accounts payable and accrued expenses	231,906	—	—	231,906

Total current liabilities	250,362	—	—	250,362

Long-term liabilities
Long-term debt, less current portion	1,526,805	—	—	1,526,805
Capital lease obligations, less current portion	131,680	—	—	131,680
Other long-term liabilities	405,130	30,721	—	435,851

Total long-term liabilities	2,063,615	30,721	—	2,094,336

Commitments and contingencies

Equity	921,199	74,499	(27,019)	968,679

Total liabilities and equity	$3,235,176	$105,220	$(27,019)	$3,313,377

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
SIX MONTHS ENDED JUNE 30, 2010
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenues	$1,056,000	$—	$—	$1,056,000

Cost of operations
Theatre operating costs	775,635	—	—	775,635
General and administrative expenses	49,449	3	—	49,452
Depreciation and amortization	69,006	—	—	69,006
Impairment of long-lived assets	5,035	—	—	5,035
Loss on sale of assets and other	3,412	946	—	4,358

Total cost of operations	902,537	949	—	903,486

Operating income (loss)	153,463	(949)	—	152,514

Other income (expense)	(51,153)	7,173	—	(43,980)

Income before income taxes	102,310	6,224	—	108,534
Income taxes	28,078	2,347	—	30,425

Net income	74,232	3,877	—	78,109
Less: Net income attributable to noncontrolling interests	2,695	—	—	2,695

Net income attributable to Cinemark USA, Inc.	$71,537	$3,877	$—	$75,414

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net income	$74,232	$3,877	$—	$78,109
Adjustments to reconcile net income to cash provided by operating activities and other	72,696	6,044	—	78,740
Changes in assets and liabilities	(51,056)	2,091	—	(48,965)

Net cash provided by operating activities	95,872	12,012	—	107,884

Investing activities
Additions to theatre properties and equipment	(56,960)	—	—	(56,960)
Proceeds from sale of theatre properties and equipment	951	1,197	—	2,148
Investment in joint venture — DCIP, net of cash distributions	—	(644)	—	(644)

Net cash provided by (used for) investing activities	(56,009)	553	—	(55,456)

Financing activities
Dividends paid to parent	(34,375)	—	—	(34,375)
Payroll taxes paid as a result of noncash stock option exercises and restricted stock withholdings	(416)	—	—	(416)
Payment of debt issue costs	(8,706)	—	—	(8,706)
Repayments of other long-term debt	(6,136)	—	—	(6,136)
Payments on capital leases	(3,606)	—	—	(3,606)
Other	(110)	—	—	(110)

Net cash used for financing activities	(53,349)	—	—	(53,349)

Effect of exchange rate changes on cash and cash equivalents	(1,101)	—	—	(1,101)

Increase (decrease) in cash and cash equivalents	(14,587)	12,565	—	(2,022)
Cash and cash equivalents:
Beginning of year	405,247	32,490	—	437,737

End of year	$390,660	$45,055	$—	$435,715

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior notes.

Item 6. Exhibits

*31.1	Certification of Alan Stock, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Alan Stock, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK USA, INC.
Registrant

DATE: August 9, 2010

/s/ Alan W. Stock
Alan W. Stock
Chief Executive Officer

/s/ Robert Copple
Robert Copple
Chief Financial Officer

EXHIBIT INDEX

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