Form 10-Q
period 2010-09-30
CINEMARK USA INC /TX
filed 2010-11-12
CIK 885975

CINEMARK USA, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION (H)(1)(A) AND (B) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM
WITH THE REDUCED DISCLOSURE FORMAT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐     No ☑
     As of October 31, 2010, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were issued and outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$430,347	$437,737
Inventories	9,594	9,854
Accounts receivable	38,807	32,793
Income tax receivable	13,731	13,025
Current deferred tax asset	3,344	3,321
Prepaid expenses and other	11,013	10,051
Accounts receivable from parent	8,443	7,656

Total current assets	515,279	514,437

Theatre properties and equipment	1,996,860	1,936,535
Less accumulated depreciation and amortization	807,669	716,947

Theatre properties and equipment — net	1,189,191	1,219,588

Other assets
Goodwill	1,120,866	1,116,302
Intangible assets — net	332,770	342,998
Investment in NCM	65,638	34,232
Investment in DCIP	9,875	640
Investment in Real D	15,994	—
Investments in and advances to affiliates	2,918	2,889
Deferred charges and other assets — net	68,103	52,502

Total other assets	1,616,164	1,549,563

Total assets	$3,320,634	$3,283,588

Liabilities and equity

Current liabilities
Current portion of long-term debt	$10,836	$12,227
Current portion of capital lease obligations	7,280	7,340
Current liability for uncertain tax positions	2,528	13,229
Accounts payable and accrued expenses	195,303	247,938

Total current liabilities	215,947	280,734

Long-term liabilities
Long-term debt, less current portion	1,524,293	1,531,478
Capital lease obligations, less current portion	129,991	133,028
Deferred tax liability	111,704	124,823
Liability for uncertain tax positions	17,322	18,432
Deferred lease expenses	30,530	27,698
Deferred revenue — NCM	231,393	203,006
Other long-term liabilities	55,004	42,248

Total long-term liabilities	2,100,237	2,080,713

Commitments and contingencies (see Note 20)

Equity
Cinemark USA, Inc.’s stockholder’s equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49,543	49,543
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Additional paid-in-capital	1,164,645	1,151,166
Retained deficit	(207,255)	(261,672)
Accumulated other comprehensive income (loss)	9,752	(7,459)

Total Cinemark USA, Inc.’s stockholder’s equity	992,452	907,345
Noncontrolling interests	11,998	14,796

Total equity	1,004,450	922,141

Total liabilities and equity	$3,320,634	$3,283,588

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues
Admissions	$367,662	$322,915	$1,063,737	$941,886
Concession	170,130	152,938	488,464	441,895
Other	22,443	20,972	64,034	56,352

Total revenues	560,235	496,825	1,616,235	1,440,133

Cost of operations
Film rentals and advertising	200,495	175,993	582,864	513,945
Concession supplies	26,565	23,485	73,465	67,229
Salaries and wages	56,823	52,675	165,615	149,095
Facility lease expense	66,587	61,545	191,292	176,478
Utilities and other	64,310	61,341	177,179	164,237
General and administrative expenses	27,682	23,109	77,134	67,767
Depreciation and amortization	34,805	38,207	103,395	111,875
Amortization of favorable/unfavorable leases	179	301	595	970
Impairment of long-lived assets	1,022	3,146	6,057	8,115
Loss on sale of assets and other	7,548	944	11,906	2,402

Total cost of operations	486,016	440,746	1,389,502	1,262,113

Operating income	74,219	56,079	226,733	178,020

Other income (expense)
Interest expense	(28,938)	(25,571)	(83,553)	(56,110)
Interest income	1,807	1,036	4,239	3,646
Foreign currency exchange gain	682	383	762	921
Distributions from NCM	4,263	4,162	15,541	15,768
Equity in loss of affiliates	(1,842)	(35)	(4,997)	(1,055)

Total other expense	(24,028)	(20,025)	(68,008)	(36,830)

Income before income taxes	50,191	36,054	158,725	141,190
Income taxes	16,037	12,289	46,462	48,940

Net income	$34,154	$23,765	$112,263	$92,250
Less: Net income attributable to noncontrolling interests	551	1,044	3,246	2,967

Net income attributable to Cinemark USA, Inc.	$33,603	$22,721	$109,017	$89,283

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine months ended September 30,
	2010	2009
Operating activities
Net income	$112,263	$92,250

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	100,246	108,782
Amortization of intangible and other assets and unfavorable leases	3,744	4,063
Amortization of long-term prepaid rents	1,247	1,074
Amortization of debt issue costs	3,533	2,902
Amortization of deferred revenues, deferred lease incentives and other	(4,844)	(3,479)
Amortization of accumulated other comprehensive loss related to interest rate swap agreement	3,475	3,475
Amortization of bond discount	578	180
Impairment of long-lived assets	6,057	8,115
Share based awards compensation expense	4,622	3,045
Loss on sale of assets and other	9,873	2,402
Loss on contribution and sale of digital projection systems to DCIP	2,033	—
Deferred lease expenses	2,776	3,189
Deferred income tax expenses	(13,005)	(13,967)
Equity in loss of affiliates	4,997	1,055
Tax benefit related to stock option exercises	1,904	—
Increase in deferred revenue related to new U.S. beverage agreement	—	6,550
Distributions from equity investees	3,292	1,725
Changes in assets and liabilities	(89,349)	(2,861)

Net cash provided by operating activities	153,442	218,500

Investing activities
Additions to theatre properties and equipment	(88,256)	(85,603)
Proceeds from sale of theatre properties and equipment	3,994	721
Acquisition of theatres in the U.S.	—	(48,950)
Acquisition of theatres in Brazil	—	(9,061)
Investment in joint venture — DCIP, net of cash distributions	(1,510)	(2,500)

Net cash used for investing activities	(85,772)	(145,393)

Financing activities
Capital contributions from parent	—	19,650
Dividends paid to parent	(54,600)	(491,025)
Payroll taxes paid as a result of noncash stock option exercises and restricted stock withholdings	(416)	—
Proceeds from issuance of senior notes	—	458,532
Payment of debt issue costs	(8,849)	(12,601)
Repayments of long-term debt	(9,144)	(9,436)
Payments on capital leases	(5,422)	(4,410)
Other	(387)	(874)

Net cash used for financing activities	(78,818)	(40,164)

Effect of exchange rate changes on cash and cash equivalents	3,758	12,642

Increase (decrease) in cash and cash equivalents	(7,390)	45,585
Cash and cash equivalents:
Beginning of period	437,737	313,238

End of period	$430,347	$358,823

Supplemental information (See Note 16)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
1. The Company and Basis of Presentation
     Cinemark USA, Inc. and subsidiaries (the “Company”) is a leader in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Canada, Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the nine months ended September 30, 2010.
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
     These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2009, included in the Annual Report on Form 10-K filed March 12, 2010 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results to be achieved for the full year.
2. New Accounting Pronouncements
     In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU No. 2009-17”). ASU No. 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU No. 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU No. 2009-17 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company adopted ASU No. 2009-17 as of January 1, 2010, and its application had no impact on the Company’s condensed consolidated financial statements.
     In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”), which amends FASB ASC Topic 820-10, “Fair Value Measurements and Disclosures”. The update requires additional disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3 and clarifies certain other existing disclosure requirements. The Company adopted ASU No. 2010-06 beginning January 1, 2010. This update did not have a significant impact on the Company’s disclosures.
     In August 2010, the FASB issued ASU No. 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules” (“ASU No. 2010-21”). This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to SEC Final Rule, “Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies”. The adoption of ASU No. 2010-21 did not affect the Company’s condensed consolidated financial statements.
     In August 2010, the FASB issued ASU No. 2010-22, “Accounting for Various Topics” (“ASU No. 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SAB 112. SAB 112 was issued to bring existing SEC guidance into conformity with ASC Topic 805, “Business Combination” and ASC

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
Topic 810 “Consolidation”. The adoption of ASU No. 2010-22 did not affect the Company’s condensed consolidated financial statements.
3. Buyout of Colombia Noncontrolling Interest
     During April 2010, the Company’s partners in Colombia (the “Colombian Partners”) exercised an option available to them under an Exchange Option Agreement dated April 9, 2007 between Cinemark Holdings, Inc. and the Colombian Partners (the “Exchange Option Agreement”). Under this option, which was contingent upon completion of an initial public offering of common stock by Cinemark Holdings, Inc., the Colombian Partners were entitled to exchange their shares in Cinemark Colombia S.A. for shares of Cinemark Holdings, Inc.’s common stock (the “Colombia Share Exchange”). The number of shares to be exchanged was determined based on Cinemark Holdings, Inc.’s equity value and the equity value of the Colombian Partners’ interest in Cinemark Colombia S.A., both of which are defined in the Exchange Option Agreement. As a result of the Colombia Share Exchange, on June 14, 2010, Cinemark Holdings, Inc. issued 1,112,723 shares of its common stock to the Colombian Partners. Simultaneously, Cinemark Holdings, Inc. contributed the shares it received in Cinemark Colombia S.A. to the Company. The increase in the Company’s ownership interest in its Colombian subsidiary was accounted for as an equity transaction. The Company recorded an increase in additional-paid-in-capital of approximately $6,951, which represented the book value of the Colombian partners’ noncontrolling interest account of approximately $5,865 plus the Colombian partners’ share of accumulated other comprehensive loss of approximately $1,086. As a result of this transaction, the Company owns 100% of the shares in Cinemark Colombia S.A.
4. Equity
     Below is a summary of changes in stockholder’s equity attributable to Cinemark USA, Inc., noncontrolling interests and total equity for the nine months ended September 30, 2010 and 2009:

	Cinemark
	USA, Inc.
	Stockholder’s	Noncontrolling	Total
	Equity	Interests	Equity

Balance at January 1, 2010	$907,345	$14,796	$922,141

Colombia Share Exchange (see Note 3)	5,865	(5,865)	—
Share based awards compensation expense	4,622	—	4,622
Dividends paid to parent	(54,600)	—	(54,600)
Tax benefit related to stock option exercises	1,904	—	1,904
Dividends paid to noncontrolling interests	—	(387)	(387)
Comprehensive income:
Net income	109,017	3,246	112,263
Fair value adjustments on interest rate swap agreements, net of taxes of $137	(226)	—	(226)
Amortization of accumulated other comprehensive loss on terminated swap agreement	3,475	—	3,475
Fair value adjustments on available-for-sale securities	1,356	—	1,356
Foreign currency translation adjustment	13,694	208	13,902

Balance at September 30, 2010	$992,452	$11,998	$1,004,450

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data

	Cinemark
	USA, Inc.
	Stockholder’s	Noncontrolling	Total
	Equity	Interests	Equity

Balance at January 1, 2009	$1,142,920	$12,971	$1,155,891

Share based awards compensation expense	3,045	—	3,045
Dividends paid to parent	(491,025)	—	(491,025)
Capital contributions from parent	69,325	—	69,325
Dividends paid to noncontrolling interests	—	(780)	(780)
Purchase of noncontrolling interest share of an Argentina subsidiary	23	(117)	(94)
Comprehensive income:
Net income	89,283	2,967	92,250
Fair value adjustments on interest rate swap agreements, net of taxes of $1,672	2,762	—	2,762
Amortization of accumulated other comprehensive loss on terminated swap agreement	3,475	—	3,475
Foreign currency translation adjustment	47,148	1,061	48,209

Balance at September 30, 2009	$866,956	$16,102	$883,058

5. Acquisition of U.S. Theatres
     On March 18, 2009, the Company acquired four theatres with 82 screens from Muvico Entertainment L.L.C. in an asset purchase for $48,950 in cash. The acquisition resulted in an expansion of the Company’s U.S. theatre base, as three of the theatres are located in Florida and one theatre is located in Maryland. The Company incurred approximately $113 in transaction costs, which are reflected in general and administrative expenses on the condensed consolidated statement of income for the nine months ended September 30, 2009.
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

     The brandname and noncompete agreement are presented as intangible assets and the unfavorable lease is presented as other long-term liabilities on the Company’s condensed consolidated balance sheets. The weighted average remaining amortization period for these intangible assets and the unfavorable lease are 8.1 years and 8.5 years, respectively. Goodwill represents excess of the costs of acquiring these theatres over amounts assigned to assets acquired, including intangible assets, and liabilities assumed. The goodwill recorded is fully deductible for tax purposes.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
6. Investment in National CineMedia
     Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment	Deferred	Distributions	Equity	Other	Cash
	in NCM	Revenue	from NCM	Earnings	Revenue	Received

Balance as of December 31, 2009	$34,232	$(203,006)
Receipt of common units due to annual common unit adjustment	30,683	(30,683)	$—	$—	$—	$—
Change of interest gain due to 2010 extraordinary common unit adjustment	271	—	—	—	—	—
Revenues earned under exhibitor services agreement	—	—	—	—	(3,666)	3,666
Receipt of excess cash distributions	(2,686)		(12,474)	—	—	15,160
Receipt under tax receivable agreement	(477)	—	(3,067)	—	—	3,544
Equity in earnings	3,615		—	(3,615)	—	—
Amortization of deferred revenue	—	2,296	—	—	(2,296)	—

Balance as of and for the period ended September 30, 2010	$65,638	$(231,393)	$(15,541)	$(3,615)	$(5,962)	$22,370

     During March 2010, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company received an additional 1,757,548 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value as an investment with a corresponding adjustment to deferred revenue of $30,683. The common unit adjustment resulted in a change in the Company’s ownership percentage in NCM from approximately 15.0% to 16.3%. Subsequent to the annual common unit adjustment discussed above, in May 2010, one of NCM’s other founding members completed an acquisition of another theatre circuit that required an extraordinary common unit adjustment calculation by NCM in accordance with the Common Unit Adjustment Agreement. As a result of this extraordinary common unit adjustment, the founding member was granted additional common units of NCM, which resulted in dilution of the Company’s ownership interest in NCM from 16.3% to 15.4%. The Company recognized a change of interest gain of approximately $271 during the nine months ended September 30, 2010 as a result of this extraordinary common unit adjustment, which is reflected net of other losses in loss on sale of assets and other on the condensed consolidated statement of income.
     As of September 30, 2010, the Company owned a total of 16,946,503 common units of NCM. The Company continues to account for its investment in NCM under the equity method of accounting. During the nine months ended September 30, 2010 and September 30, 2009, the Company recorded equity earnings of approximately $3,615 and $1,387, respectively.
     Pursuant to the terms of the Exhibitor Services Agreement, the Company recorded other revenues, excluding the amortization of deferred revenue, of approximately $3,666 and $4,336 during the nine months ended September 30, 2010 and 2009, respectively. These amounts include the per patron and per digital advertising screen theatre access fee and theatre rental revenue, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of $7,806 and $7,168, respectively.
     Below is summary financial information for NCM for the three and nine months ended September 30, 2010:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2010
Gross revenues	$125,717	$309,373
Operating income	$67,081	$136,791
Net earnings	$52,530	$92,723

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
     During January 2010, the Company contributed $500 to DCIP. On March 12, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. Upon signing the agreements, the Company contributed cash of $1,201 and digital projection systems at a fair value of $16,380 to DCIP (collectively the “contributions”), which DCIP then contributed to Kasima. The net book value of the contributed equipment was approximately $18,090, and as a result, the Company recorded a loss of approximately $1,710, which is reflected in loss on sale of assets and other on the condensed consolidated statement of income for the nine months ended September 30, 2010. On April 24, 2010, the Company sold digital projection systems with a net book value of approximately $1,520 to Kasima for approximately $1,197, resulting in an additional loss of approximately $323, which is reflected in loss on sale of assets and other on the condensed consolidated statement of income for the nine months ended September 30, 2010. The Company has made subsequent cash capital contributions of $866 and received distributions of $1,068 from DCIP since the date of the agreements. As of September 30, 2010, the Company continues to have a 33% voting interest in DCIP and has a 24.3% economic interest in DCIP.
     The Company has a variable interest in Kasima through the terms of its master equipment lease agreement; however, the Company has determined that it is not the primary beneficiary of Kasima, as the Company does not have the ability to direct the activities of Kasima that most significantly impact Kasima’s economic performance. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting. During the nine months ended September 30, 2010 and 2009, the Company recorded equity losses of $8,644 and $2,508, respectively, relating to this investment. Below is a summary of activity with DCIP for the nine months ended September 30, 2010:

Investment in
DCIP
Balance as of December 31, 2009	$640
Cash contributions to DCIP	2,567
Equipment contributions to DCIP, at fair value	16,380
Distributions received from DCIP	(1,068)
Equity in losses	(8,644)

Balance as of September 30, 2010	$9,875

     As a result of these agreements, the Company will continue to roll out digital projection systems to a majority of its first run U.S. theatres. The digital projection systems will be leased from Kasima under an operating lease with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, the Company pays minimum annual rent of one thousand dollars per digital projection system for the first six and a half years from the effective date of the agreement and minimum annual rent of three thousand dollars per digital projection system beginning at six and a half years from the effective date through the end of the lease term. The Company may also be subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum. As of September 30, 2010, the Company had 998 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company recorded equipment lease expense of approximately $434 and $685 during the three and nine months ended September 30, 2010, respectively, which is included in utilities and other costs on the condensed consolidated statement of income.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The digital projection systems leased from Kasima will replace a majority of the Company’s existing 35 millimeter projection systems in its U.S. theatres. Therefore, upon signing the agreements, the Company began accelerating the depreciation of these existing 35 millimeter projection systems, based on the estimated two year replacement timeframe. The Company recorded depreciation expense of approximately $5,981 on its domestic 35 millimeter projectors during the nine months ended September 30, 2010. The net book value of the existing 35 millimeter projection systems to be replaced was approximately $13,391 as of September 30, 2010.
8. Investment in Real D
     Under its license agreement with Real D, the Company earns options to purchase shares of common stock once it has installed a certain number of 3-D systems as outlined in the license agreement. During June 2010, the Company reached the first target level and vested in 407,593 options to purchase shares of common stock in Real D, which have an exercise price of $0.00667 (“Real D Options”). Upon vesting in these options, the Company recorded an investment in Real D of approximately $6,521, which represents the estimated fair value of the options, with an offset to deferred lease incentive liability. The fair value of the options was determined using Real D’s initial public offering price, which falls under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. The deferred lease incentive liability, which is reflected in other long-term liabilities on the condensed consolidated balance sheet as of September 30, 2010, is being amortized over the remaining term of the license agreement, which is approximately seven and one-half years.
     During September 2010, the Company vested in an additional 499,708 Real D options by reaching the second target level and a pro-rata portion of the third target level, as outlined in the license agreement. Upon vesting in these additional 499,708 options, the Company increased its investment in Real D and its deferred lease incentive by approximately $8,117, which represented the estimated fair value of the Real D options. The fair value measurements were based upon Real D’s closing stock prices on the dates of vesting, discounted to reflect the impact of the lock-up period to which the Company is subject until January 2011. The discount applied was based on the volatility of closing stock prices for Real D’s peer group for a similar duration as the remaining lock-up period. These fair value measurements fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35.
     Prior to the completion of Real D’s initial public offering, the Company accounted for its investment in Real D as a cost method investment. Subsequent to the completion of Real D’s initial public offering, which occurred during July 2010, the Company is accounting for its investment in Real D as a marketable security. The Company has determined that its Real D options are available for sale securities in accordance with ASC Topic 320-10-35-1, therefore unrealized holding gains and losses are reported as a component of accumulated other comprehensive income (loss) until realized.
     As of September 30, 2010, the Company had vested in a total of 907,301 Real D options, with an estimated fair value of $15,994. The fair value of the Real D options as of September 30, 2010 was determined based upon the closing price of Real D’s common stock on that date, discounted to reflect the lock-up period to which the Company is subject until January 2011, which falls under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. During the three and nine months ended September 30, 2010, the Company recorded an unrealized holding gain of approximately $1,356 as a component of accumulated other comprehensive income (loss).
     Under the license agreement, the Company can earn up to an additional 315,478 Real D options as it meets additional 3-D system installation targets as outlined in the license agreement.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
9. Share Based Awards
     Stock Options — A summary of activity and related information for Cinemark Holdings, Inc. stock options that are held by the Company’s employees for the nine months ended September 30, 2010 is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Grant Date	Intrinsic
	Options	Exercise Price	Fair Value	Value
Outstanding at December 31, 2009	1,231,892	$7.63	$3.51
Exercised	(782,824)	$7.63	$3.51

Outstanding at September 30, 2010	449,068	$7.63	$3.51	$3,804

Options exercisable at September 30, 2010	449,068	$7.63	$3.51	$3,804

     The total intrinsic value of options exercised during the nine month period ended September 30, 2010 was $6,634. The Company recognized a tax benefit of approximately $1,904 related to the options exercised during the nine months ended September 30, 2010.
     As of September 30, 2010, there was no remaining unrecognized compensation expense related to outstanding stock options and all outstanding options fully vested on April 2, 2009. Options outstanding at September 30, 2010 have an average remaining contractual life of approximately four years.
     Restricted Stock — During the nine months ended September 30, 2010, Cinemark Holdings, Inc. granted 679,308 shares of restricted stock to directors of Cinemark Holdings, Inc. and employees of the Company. The fair value of the restricted stock granted was determined based on the market value of Cinemark Holdings, Inc.’s stock on the dates of grant, which ranged from $13.15 to $18.47 per share. The Company assumed forfeiture rates ranging from zero to 5% for the restricted stock awards. The restricted stock granted to directors vests over periods ranging from six months to one year and the restricted stock granted to employees vest over four years based on continued service.
     Below is a summary of restricted stock activity for the nine months ended September 30, 2010:

		Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at December 31, 2009	764,078	$11.10
Granted	679,308	$17.94
Forfeited	(2,719)	$11.03
Vested	(189,885)	$12.64

Outstanding at September 30, 2010	1,250,782	$14.58

Unvested restricted stock at September 30, 2010	1,250,782	$14.58

     The Company recorded compensation expense of $2,951 and Cinemark Holdings, Inc. recorded an additional $556 related to these restricted stock awards during the nine months ended September 30, 2010. As of September 30, 2010, the remaining unrecognized compensation expense related to restricted stock awards was $13,823. Approximately $13,323 of this remaining unrecognized compensation expense will be recognized by the Company and the additional $500 will be recognized by Cinemark Holdings, Inc. The weighted average period over which this remaining compensation expense will be recognized is approximately three years. Upon vesting, the Company receives an income tax deduction. The total fair value of shares that vested during the nine months ended September 30, 2010 was $3,260. The Company recognized a tax benefit of approximately $1,229 related to these vested shares. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however the sale and transfer of the restricted shares is prohibited during the restriction period.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Restricted Stock Units — During the nine months ended September 30, 2010, Cinemark Holdings, Inc. granted restricted stock units to employees of the Company representing 396,432 hypothetical shares of common stock under the Restated Incentive Plan. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the three fiscal year period ending December 31, 2012 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the three year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the three year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the three year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. All payouts of restricted stock units that vest will be subject to an additional service requirement and will be paid in the form of common stock if the participant continues to provide services through March 31, 2014, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards are paid out.
     Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the nine months ended September 30, 2010 at each of the three target levels of financial performance (excluding forfeiture assumptions):

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
     During the nine months ended September 30, 2010, the Compensation Committee of Cinemark Holdings, Inc.’s board of directors approved a modification of restricted stock unit awards granted to employees during 2008. Cinemark Holdings, Inc.’s Compensation Committee also approved the cancellation and replacement of restricted stock unit awards granted to the Company’s top five executive officers during 2008. Both the modification and the cancellation and replacement were accounted for as modifications of share based awards. As a result of these modifications, the Company recorded incremental compensation expense of approximately $435 during the nine months ended September 30, 2010, which represents the difference between the grant date fair value and the modification date fair value of these awards for the portion of the service period that has been satisfied. The service period for the modified awards did not change. The Company will record additional incremental compensation expense of $261 over the remaining service period.
     No restricted stock unit awards have vested. There were no forfeitures of restricted stock unit awards during the nine months ended September 30, 2010. The Company recorded compensation expense of $1,672 related to these restricted stock unit awards during the nine months ended September 30, 2010, including the aforementioned $435 related to the modification of the 2008 restricted stock unit awards. As of September 30, 2010, the Company had restricted stock units outstanding that represented a total of 884,042 hypothetical shares of common stock, net of actual cumulative forfeitures of 19,919 units, assuming the maximum IRR of at least 12.5% is achieved for all of the grants. As of September 30, 2010, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $6,071, which assumes the mid-point IRR level will be achieved for all of the restricted stock units outstanding. The weighted average period over which this remaining compensation expense will be recognized is approximately three years.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
10. Long-Term Debt Activity
     Senior Notes
     On June 29, 2009, Cinemark USA, Inc. issued $470,000 aggregate principal amount of 8.625% senior notes due 2019 with an original issue discount of $11,468, resulting in proceeds of approximately $458,532. The proceeds were primarily used to fund the repurchase of the remaining $419,403 aggregate principal amount at maturity of Cinemark, Inc.’s 9 3/4% senior discount notes discussed below. Interest is payable on June 15 and December 15 of each year beginning December 15, 2009. The senior notes mature on June 15, 2019. As of September 30, 2010, the carrying value of the senior notes was $459,475.
     Cash Tender Offer and Subsequent Call of Cinemark, Inc.’s 9 3/4% Senior Discount Notes due 2014
     On June 15, 2009, Cinemark, Inc. commenced a cash tender offer for any and all of its 9 3/4% senior discount notes due 2014, of which $419,403 aggregate principal amount at maturity remained outstanding. In connection with the tender offer, Cinemark, Inc. solicited consents to adopt proposed amendments to the indenture to eliminate substantially all restrictive covenants and certain events of default provisions. On June 29, 2009, approximately $402,459 aggregate principal amount at maturity of the 9 3/4% senior discount notes were tendered and repurchased by Cinemark, Inc. for approximately $433,415, including accrued interest of $11,336 and tender premiums paid of $19,620. The Company funded the repurchase with a dividend paid to Cinemark, Inc. utilizing the proceeds from the issuance of its senior notes discussed above. On August 3, 2009, the Company delivered to the Bank of New York Trust Company N.A., as trustee, a notice to redeem the $16,944 aggregate principal amount at maturity of the Company’s 9 3/4% senior discount notes remaining outstanding. The notice specified September 8, 2009 as the redemption date, at which time Cinemark, Inc. paid approximately $18,564, consisting of a redemption price of 104.875% of the face amount of the discount notes remaining outstanding plus accrued and unpaid interest to, but not including, the redemption date. The Company funded the redemption with a dividend paid to Cinemark, Inc. utilizing proceeds from the issuance its senior notes discussed above.
     Amendment and Extension of Senior Secured Credit Facility
     On March 2, 2010, the Company completed an amendment and extension to its existing senior secured credit facility to primarily extend the maturities of the facility and make certain other modifications. Approximately $924,375 of the Company’s then remaining outstanding $1,083,600 term loan debt was extended from an original maturity date of October 2013 to a maturity date of April 2016. The remaining term loan debt of $159,225 that was not extended matures on the original maturity date of October 2013. Payments on the extended amount are due in equal quarterly installments of $2,311 through March 31, 2016 with the remaining principal amount of $866,602 due April 30, 2016. Payments on the original amount that was not extended are due in equal quarterly installments of approximately $398 beginning March 31, 2010 through September 30, 2012 and increase to approximately $37,418 each calendar quarter from December 31, 2012 to June 30, 2013 with one final payment of approximately $42,593 at maturity on October 5, 2013. The amendment also imposed a 1.0% prepayment premium for one year on certain prepayments of the extended portion of the term loan debt. As of September 30, 2010, there was $1,075,473 outstanding under the term loan. The interest rate on the original term loan debt that was not extended accrues interest, at Cinemark USA, Inc.’s option, at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50% (the “base rate”), plus a margin that ranges from 0.50% to 0.75% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 1.75%, per annum. The margin of the original term loan debt that was not extended is determined by the applicable corporate credit rating. The interest rate on the extended portion of the term loan debt accrues interest, at Cinemark USA, Inc.’s option at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a 2.25% margin per annum, or (B) a “eurodollar rate” plus a 3.25% margin per annum.
     In addition, the maturity date of $73,500 of Cinemark USA, Inc.’s $150,000 revolving credit line has been extended from October 2012 to March 2015. The maturity date of the remaining $76,500 of Cinemark USA, Inc.’s revolving credit line did not change and remains October 2012. As of September 30, 2010, the Company had no borrowings outstanding under the revolving credit line. The interest rate on the original revolving credit line accrues interest, at Cinemark USA, Inc.’s option, at: (A) a base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
from 1.50% to 2.00% per annum. The interest rate on the extended revolving credit line accrues interest, at Cinemark USA, Inc.’s option at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 1.75% to 2.0% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 2.75% to 3.0% per annum. The margin of the revolving credit line is determined by the consolidated net senior secured leverage ratio as defined in the credit agreement.
     The Company incurred debt issue costs of approximately $8,849 during the nine months ended September 30, 2010 related to the amendment and extension of its senior secured credit facility. These costs will be amortized over the remaining term of the facility.
     Fair Value of Long-Term Debt
     The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35. The carrying value of the Company’s long-term debt was $1,535,129 and $1,543,705 as of September 30, 2010 and December 31, 2009, respectively. The fair value of the Company’s long-term debt was $1,568,593 and $1,513,838 as of September 30, 2010 and December 31, 2009, respectively.
11. Interest Rate Swap Agreements
     As of September 30, 2010, the Company had two interest rate swap agreements that cover $300,000 of variable rate debt, both of which qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on the Company’s condensed consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive income (loss) and the ineffective portion reported in earnings. The evaluation technique used to determine fair value is the income approach and under this approach, the Company uses projected future interest rates as provided by counterparties to the interest rate swap agreements and the fixed rates that the Company is obligated to pay under these agreements. The Company’s measurements use significant unobservable inputs, which fall in Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35. There were no changes in valuation techniques during the period, no transfers in or out of Level 3 and no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to the interest rate swap agreements.
     As of September 30, 2010, the aggregate fair values of the two interest rate swap agreements was a liability of approximately $18,887 which has been recorded as a component of other long-term liabilities. A corresponding cumulative amount of $11,593, which is net of deferred taxes of $7,294, has been recorded as a decrease in accumulated other comprehensive income on the Company’s condensed consolidated balance sheet as of September 30, 2010. The interest rate swaps exhibited no ineffectiveness during the nine months ended September 30, 2010.
     Below is a reconciliation of our interest rate swap values from January 1 to September 30:

	2010	2009
Beginning liability balance — January 1	$18,524	$24,781
Total (gain) loss included in accumulated other comprehensive income (loss)	363	(4,434)

Ending liability balance — September 30	$18,887	$20,347

     The Company amortized approximately $3,475 to interest expense during each of the nine months ended September 30, 2009 and 2010, related to a previously terminated interest rate swap agreement. The Company will amortize approximately $4,634 to interest expense for this terminated interest rate swap agreement over the next twelve months.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
12. Goodwill and Other Intangible Assets
     The Company’s goodwill was as follows:

	U.S.	International
	Operating	Operating
	Segment	Segment	Total

Balance at December 31, 2009 (1)	$948,026	$168,276	$1,116,302
Foreign currency translation adjustments	—	4,564	4,564

Balance at September 30, 2010 (1)	$948,026	$172,840	$1,120,866

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.
     The Company evaluates goodwill for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill might exceed its estimated fair value.
     The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. The Company considers the reporting unit to be each of its sixteen regions in the U.S. and each of its eight countries internationally (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit). Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluation performed during the fourth quarter of 2009. No events or changes in circumstances occurred during the nine months ended September 30, 2010, that indicated that the carrying value of goodwill might exceed its estimated fair value.
     Intangible assets consisted of the following:

			Foreign
			Currency
	Balance at		Translation	Balance at
	December 31,		Adjustments	September 30,
	2009	Amortization	& Other	2010
Intangible assets with finite lives:
Vendor contracts:
Gross carrying amount	$56,474	$—	$(10,043)	$46,431
Accumulated amortization	(29,870)	(2,282)	4,395	(27,757)

Net carrying amount	26,604	(2,282)	(5,648)	18,674

Other intangible assets:
Gross carrying amount	26,510	—	(1,865)	24,645
Accumulated amortization	(20,596)	(1,658)	726	(21,528)

Net carrying amount	5,914	(1,658)	(1,139)	3,117

Total net intangible assets with finite lives	32,518	(3,940)	(6,787)	21,791

Intangible assets with indefinite lives:
Tradename	310,480	—	499	310,979

Total intangible assets — net	$342,998	$(3,940)	$(6,288)	$332,770

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Estimated aggregate future amortization expense for intangible assets is as follows:

For the three months ended December 31, 2010	$677
For the twelve months ended December 31, 2011	4,372
For the twelve months ended December 31, 2012	4,216
For the twelve months ended December 31, 2013	3,470
For the twelve months ended December 31, 2014	2,924
Thereafter	6,132

Total	$21,791

13. Impairment of Long-Lived Assets
     The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.
     The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. As of September 30, 2010, the estimated aggregate fair value of the long-lived assets impaired during the nine months ended September 30, 2010 was approximately $4,739.
     Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the nine months ended September 30, 2009 and 2010.
     The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, or adverse changes in market demographics.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

United States theatre properties	$424	$2,817	$3,265	$7,482
International theatre properties	598	42	1,661	275

Subtotal	$1,022	$2,859	4,926	$7,757
Intangible assets	—	287	1,131	358

Impairment of long-lived assets	$1,022	$3,146	$6,057	$8,115

14. Fair Value Measurements
     The Company determines fair value measurements in accordance with FASB ASC Topic 820, which establishes a fair value hierarchy under which an asset or liability is categorized based on the lowest level of input significant to its fair value measurement. The levels of input defined by FASB ASC Topic 820 are as follows:
Level 1 — quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date;

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
Level 2 — other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and
Level 3 — unobservable and should be used to measure fair value to the extent that observable inputs are not available.
     Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of September 30, 2010:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Debt (see Note 10)	$(1,535,129)	$—	$(1,568,593)	$—
Interest Rate Swaps (see Note 11)	$(18,887)	$—	$—	$(18,887)
Investment in Real D (see Note 8)	$15,994	$—	$15,994	$—
     Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2009:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Debt	$(1,543,705)	$—	$(1,513,838)	$—
Interest Rate Swaps	$(18,524)	$—	$—	$(18,524)
     Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	2010	2009
Beginning liability balance — January 1	$18,524	$24,781
Total (gain) loss included in accumulated other comprehensive income (loss)	363	(4,434)

Ending liability balance — September 30	$18,887	$20,347

     There were no changes in valuation techniques during the period. There were no transfers in or out of Level 3 and no gains or losses included in the earnings that were attributable to the change in unrealized gains or losses related to the interest rate swap agreements.
15. Foreign Currency Translation
     The accumulated other comprehensive income (loss) account in stockholder’s equity of ($7,459) and $9,752 at December 31, 2009 and September 30, 2010, respectively, includes the cumulative foreign currency adjustments of $16,070 and $28,678, respectively, from translating the financial statements of the Company’s international subsidiaries, and also includes the change in fair values of the Company’s interest rate swap agreements.
     In 2009 and 2010, all foreign countries where the Company has operations were deemed non-highly inflationary and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive income (loss).
     On September 30, 2010, the exchange rate for the Brazilian real was 1.71 reais to the U.S. dollar (the exchange rate was 1.75 reais to the U.S. dollar at December 31, 2009). As a result, the effect of translating the September 30, 2010 Brazilian financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income (loss) account as an increase in stockholder’s equity of $5,051. At September 30, 2010, the total assets of the Company’s Brazilian subsidiaries were U.S. $299,595.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     On September 30, 2010, the exchange rate for the Mexican peso was 12.49 pesos to the U.S. dollar (the exchange rate was 13.04 pesos to the U.S. dollar at December 31, 2009). As a result, the effect of translating the September 30, 2010 Mexican financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income (loss) account as an increase in stockholder’s equity of $3,962. At September 30, 2010, the total assets of the Company’s Mexican subsidiaries were U.S. $123,937.
     On September 30, 2010, the exchange rate for the Colombian peso was 1,814.77 pesos to the U.S. dollar (the exchange rate was 2,064.63 pesos to the U.S. dollar at December 31, 2009). As a result, the effect of translating the September 30, 2010 Colombian financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income (loss) account as an increase in stockholder’s equity of $2,539. At September 30, 2010, the total assets of the Company’s Colombian subsidiaries were U.S. $25,421.
     On September 30, 2010, the exchange rate for the Chilean peso was 489.46 pesos to the U.S. dollar (the exchange rate was 519.30 pesos to the U.S. dollar at December 31, 2009). As a result, the effect of translating the September 30, 2010 Chilean financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income (loss) account as an increase in stockholder’s equity of $1,426. At September 30, 2010, the total assets of the Company’s Chilean subsidiaries were U.S. $36,274.
     The effect of translating the September 30, 2010 financial statements of the Company’s other international subsidiaries, with local currencies other than the U.S. dollar, is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income (loss) account as an increase in stockholder’s equity of $716.
     During June 2010, the Company’s ownership in its Colombian subsidiary increased from 50.1% to 100%, as a result of the Colombia Share Exchange. As part of this transaction, the Company recorded the amount of accumulated other comprehensive loss previously allocated to the noncontrolling interest of $1,086 to accumulated other comprehensive income (loss) with an offsetting credit to additional paid-in-capital. See Note 3.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
16. Supplemental Cash Flow Information
     The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Nine Months Ended
	September 30,
	2010	2009
Cash paid for interest	$66,857	$39,513
Cash paid for income taxes, net of refunds received	$70,762	$35,277

Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$1,748	$(4,568)
Theatre properties acquired under capital lease (2)	$2,191	$20,400
Change in fair market values of interest rate swap agreements, net of taxes	$(226)	$—
Investment in NCM — receipt of common units (see Note 6)	$30,683	$15,536
Investment in NCM — change of interest gain (see Note 6)	$271	$—
Equipment contributed to DCIP (see Note 7)	$18,090	$—
Investment in Real D (see Note 8)	$14,638	$—
Change in fair market value of available-for-sale securities (see Note 8)	$1,356	$—
Capital contribution from former parent, Cinemark, Inc., primarily related to income taxes	$—	$49,675
Capital contribution from Cinemark Holdings, Inc. as a result of Colombia Share Exchange (see Note 3)	$6,951	$—

(1)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2009 and September 30, 2010 were $7,823 and $9,571, respectively.

(2)	Amount recorded during the nine months ended September 30, 2009 was a result of the acquisition of theatres in the U.S. as discussed in Note 5.
17. Segments
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

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues
U.S.	$400,277	$378,046	$1,199,856	$1,139,065
International	161,492	119,866	420,404	304,024
Eliminations	(1,534)	(1,087)	(4,025)	(2,956)

Total revenues	$560,235	$496,825	$1,616,235	$1,440,133

Adjusted EBITDA
U.S.	$88,033	$78,189	$274,629	$261,041
International	37,299	26,932	98,243	63,417

Total Adjusted EBITDA	$125,332	$105,121	$372,872	$324,458

Capital expenditures
U.S.	$11,564	$15,429	$47,571	$58,851
International	19,733	9,256	40,685	26,752

Total capital expenditures	$31,297	$24,685	$88,256	$85,603

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$34,154	$23,765	$112,263	$92,250
Add (deduct):
Income taxes	16,037	12,289	46,462	48,940
Interest expense (1)	28,938	25,571	83,553	56,110
Other income (2)	(647)	(1,384)	(4)	(3,512)
Depreciation and amortization	34,805	38,207	103,395	111,875
Amortization of favorable/unfavorable leases	179	301	595	970
Impairment of long-lived assets	1,022	3,146	6,057	8,115
Loss on sale of assets and other	7,548	944	11,906	2,402
Deferred lease expenses	1,079	1,067	2,776	3,189
Amortization of long-term prepaid rents	468	323	1,247	1,074
Share based awards compensation expense	1,749	892	4,622	3,045

Adjusted EBITDA	$125,332	$105,121	$372,872	$324,458

(1)	Includes amortization of debt issue costs.

(2)	Includes interest income, foreign currency exchange gain, and equity in loss of affiliates and excludes distributions from NCM. Distributions from NCM are reported entirely within the U.S. operating segment.
     Financial Information About Geographic Areas
     The Company has operations in the U.S., Canada, Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala, which are reflected in the condensed consolidated financial statements. Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2010	2009	2010	2009

U.S. and Canada	$400,277	$378,046	$1,199,856	$1,139,065
Brazil	87,339	61,132	226,556	153,713
Mexico	20,213	18,666	55,310	48,195
Other foreign countries	53,940	40,068	138,538	102,116
Eliminations	(1,534)	(1,087)	(4,025)	(2,956)

Total	$560,235	$496,825	$1,616,235	$1,440,133

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data

	September 30,	December 31,
Theatre Properties and Equipment-net	2010	2009
U.S. and Canada	$983,700	$1,040,395
Brazil	105,993	91,996
Mexico	41,251	39,371
Other foreign countries	58,247	47,826

Total	$1,189,191	$1,219,588

18. Related Party Transactions
     The Company leased one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”) on a month-to-month basis. Plitt Plaza is indirectly owned by Lee Roy Mitchell, Cinemark Holdings, Inc.’s Chairman of the Board, who owns approximately 12% of Cinemark Holdings, Inc.’s issued and outstanding shares of common stock. The Company closed this theatre during March 2010. The Company recorded $89 and $30 of facility lease and other operating expenses payable to Plitt Plaza joint venture during the nine months ended September 30, 2009 and 2010, respectively. During the nine months ended September 30, 2010, the Company recorded approximately $111 related to the termination of the lease, which is reflected in loss on sale of assets and other on the condensed consolidated statements of income.
     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $81 and $82 of management fee revenues during the nine months ended September 30, 2009 and 2010, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.
     The Company leases 21 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 22 leases, 18 have fixed minimum annual rent in an aggregate amount of approximately $21,029. The four leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. For the nine months ended September 30, 2009 and 2010, the Company paid approximately $1,257 and $1,046, respectively, in percentage rent for these four leases.
     The Company has paid certain fees and expenses on behalf of its parent, Cinemark Holdings, Inc. and Cinemark Holdings, Inc. has paid income taxes on behalf of the Company. The net receivable from Cinemark Holdings, Inc. as of September 30, 2010 and December 31, 2009 was $8,443 and $7,656, respectively.
19. Income Taxes
     During the nine months ended September 30, 2010, the Company had a reduction in its liabilities for uncertain tax positions, of which approximately $14,230 was due to settlements and closures of various tax years. These settlements and closures also resulted in a reduction in income tax expense of approximately $8,655 for the nine months ended September 30, 2010.
20. Commitments and Contingencies
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
21. Subsequent Event — Interest Rate Swap Agreements
     During October 2010, the Company entered into an interest rate swap agreement with an effective date of December 2010 and an approximate five year term. The interest rate swap agreement has been designated to hedge

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
approximately $175,000 of the Company’s variable rate debt obligations under its senior secured credit facility for approximately five years. Under the terms of the agreement, the Company will pay a fixed rate of 1.3975% on $175,000 of variable rate debt and will receive interest from the counterparty to the agreement at a variable rate based on the 1-month LIBOR. The 1-month LIBOR on each reset date will determine the variable portion of the interest rate swap for the one-month period following the reset date. No premium or discount was incurred upon the Company entering into the interest rate swap agreement because the pay and receive rates on the interest rate swap agreement represented prevailing rates for each counterparty at the time the interest rate swap agreement was consummated.
     During November 2010, the Company entered into an interest rate swap agreement with an effective date of December 2010 and an approximate five year term. The interest rate swap agreement has been designated to hedge approximately $175,000 of the Company’s variable rate debt obligations under its senior secured credit facility for approximately five years. Under the terms of the agreement, the Company will pay a fixed rate of 1.40% on $175,000 of variable rate debt and will receive interest from the counterparty to the agreement at a variable rate based on the 1-month LIBOR. The 1-month LIBOR on each reset date will determine the variable portion of the interest rate swap for the one-month period following the reset date. No premium or discount was incurred upon the Company entering into the interest rate swap agreement because the pay and receive rates on the interest rate swap agreement represented prevailing rates for each counterparty at the time the interest rate swap agreement was consummated.
22. Condensed Consolidating Financial Information of Subsidiary Guarantors
     As of September 30, 2010, the Company had outstanding $470,000 aggregate principal amount of 8.625% senior notes due 2019. These senior notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the following subsidiaries of Cinemark USA, Inc.:
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
     The following supplemental condensed consolidating financial information presents:
1.	Condensed consolidating balance sheet information as of December 31, 2009 and September 30, 2010, condensed consolidating statements of income information for each of the three and nine months ended September 30, 2009 and 2010, and condensed consolidating statements of cash flows information for each of the nine months ended September 30, 2009 and 2010.
2.	Cinemark USA, Inc. (the “Parent” and “Issuer”), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method of accounting and therefore, the Parent column reflects the equity income (loss) of its Guarantor Subsidiaries and Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Guarantor Subsidiaries and Non-Guarantor Subsidiaries column. Additionally, the Guarantor Subsidiaries column reflects the equity income (loss) of its Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Non-Guarantor Subsidiaries column.
3.	Elimination entries necessary to consolidate the Parent and all of its Subsidiaries.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
SEPTEMBER 30, 2010

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$46,088	$191,829	$192,430	$—	$430,347
Other current assets	51,888	32,348	28,234	(35,981)	76,489
Accounts receivable from (payable to) parent	(237,738)	290,363	(44,182)	—	8,443

Total current assets	(139,762)	514,540	176,482	(35,981)	515,279

Theatre properties and equipment — net	303,147	661,803	224,241	—	1,189,191

Other assets	2,811,957	679,170	366,886	(2,241,849)	1,616,164

Total assets	$2,975,342	$1,855,513	$767,609	$(2,277,830)	$3,320,634

Liabilities and equity

Current liabilities

Current portion of long-term debt	$10,836	$—	$—	$—	$10,836
Current portion of capital lease obligations	1,499	5,124	657	—	7,280
Accounts payable and accrued expenses	91,066	58,919	78,731	(30,885)	197,831

Total current liabilities	103,401	64,043	79,388	(30,885)	215,947

Long-term liabilities
Long-term debt, less current portion	1,565,141	—	31,762	(72,610)	1,524,293
Capital lease obligations, less current portion	27,339	96,101	6,551	—	129,991
Other long-term liabilities and deferrals	287,009	168,844	59,587	(69,487)	445,953

Total long-term liabilities	1,879,489	264,945	97,900	(142,097)	2,100,237

Commitments and contingencies

Equity
Cinemark USA, Inc.’s stockholder’s equity:
Common stock	49,543	457,372	167,766	(625,138)	49,543
Other stockholder’s equity	942,909	1,068,775	410,935	(1,479,710)	942,909

Total Cinemark USA, Inc. stockholder’s equity	992,452	1,526,147	578,701	(2,104,848)	992,452
Noncontrolling interests	—	378	11,620	—	11,998

Total equity	992,452	1,526,525	590,321	(2,104,848)	1,004,450

Total liabilities and equity	$2,975,342	$1,855,513	$767,609	$(2,277,830)	$3,320,634

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

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 2010

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)

Revenues	$150,467	$265,351	$166,910	$(22,493)	$560,235

Cost of operations	—	—	—	—
Theatre operating expenses	138,275	176,913	122,085	(22,493)	414,780
General and administrative expenses	4,731	14,575	8,376	—	27,682
Depreciation and amortization	7,547	19,493	7,944	—	34,984
Impairment of long-lived assets	424	—	598	—	1,022
Loss on sale of assets and other	266	482	6,800	—	7,548

Total cost of operations	151,243	211,463	145,803	(22,493)	486,016

Operating income (loss)	(776)	53,888	21,107	—	74,219

Other income (expense)
Interest expense	(26,790)	(2,804)	(738)	1,394	(28,938)
Distributions from NCM	—	—	4,263	—	4,263
Equity in income (loss) of affiliates	50,016	14,995	(1,864)	(64,989)	(1,842)
Other income	72	1,492	2,319	(1,394)	2,489

Total other income (expense)	23,298	13,683	3,980	(64,989)	(24,028)

Income before income taxes	22,522	67,571	25,087	(64,989)	50,191
Income taxes	(11,081)	19,990	7,128	—	16,037

Net income	33,603	47,581	17,959	(64,989)	34,154
Less: Net income (loss) attributable to noncontrolling interests	—	(5)	556	—	551

Net income attributable to Cinemark USA, Inc.	$33,603	$47,586	$17,403	$(64,989)	$33,603

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 2009

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands, unaudited)
Revenues	$141,163	$250,820	$125,316	$(20,474)	$496,825

Cost of operations
Theatre operating costs	131,014	170,717	93,782	(20,474)	375,039
General and administrative expenses	4,240	13,218	5,651	—	23,109
Depreciation and amortization	6,587	24,258	7,663	—	38,508
Impairment of long-lived assets	2,938	166	42	—	3,146
Loss on sale of assets and other	235	609	100	—	944

Total cost of operations	145,014	208,968	107,238	(20,474)	440,746

Operating income (loss)	(3,851)	41,852	18,078	—	56,079

Other income (expense)
Interest expense	(23,269)	(3,027)	(892)	1,617	(25,571)
Distributions from NCM	—	—	4,162	—	4,162
Equity in income (loss) of affiliates	39,778	6,685	(60)	(46,438)	(35)
Other income	199	1,515	1,322	(1,617)	1,419

Total other income	16,708	5,173	4,532	(46,438)	(20,025)

Income before income taxes	12,857	47,025	22,610	(46,438)	36,054
Income taxes	(9,864)	10,897	11,256	—	12,289

Net income	22,721	36,128	11,354	(46,438)	23,765
Less: Net income attributable to noncontrolling interests	—	60	984	—	1,044

Net income attributable to Cinemark USA, Inc.	$22,721	$36,068	$10,370	$(46,438)	$22,721

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2010

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)

Revenues	$450,769	$790,636	$435,304	$(60,474)	$1,616,235

Cost of operations
Theatre operating expenses	407,127	524,585	319,177	(60,474)	1,190,415
General and administrative expenses	13,741	42,346	21,047	—	77,134
Depreciation and amortization	21,872	58,033	24,085	—	103,990
Impairment of long-lived assets	937	2,358	2,762	—	6,057
Loss on sale of assets and other	894	2,071	8,941	—	11,906

Total cost of operations	444,571	629,393	376,012	(60,474)	1,389,502

Operating income	6,198	161,243	59,292	—	226,733

Other income (expense)
Interest expense	(76,039)	(8,610)	(2,218)	3,314	(83,553)
Distributions from NCM	980	—	14,561	—	15,541
Equity in income (loss) of affiliates	146,349	36,997	(5,031)	(183,312)	(4,997)
Other income	287	3,345	4,683	(3,314)	5,001

Total other income (expense)	71,577	31,732	11,995	(183,312)	(68,008)

Income before income taxes	77,775	192,975	71,287	(183,312)	158,725
Income taxes	(31,242)	59,287	18,417	—	46,462

Net income	109,017	133,688	52,870	(183,312)	112,263
Less: Net income attributable to noncontrolling interests	—	26	3,220	—	3,246

Net income attributable to Cinemark USA, Inc.	$109,017	$133,662	$49,650	$(183,312)	$109,017

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2009

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands, unaudited)
Revenues	$414,500	$761,208	$320,017	$(55,592)	$1,440,133

Cost of operations
Theatre operating costs	375,970	507,897	242,709	(55,592)	1,070,984
General and administrative expenses	11,971	40,084	15,712	—	67,767
Depreciation and amortization	18,648	72,953	21,244	—	112,845
Impairment of long-lived assets	3,919	3,850	346	—	8,115
Loss on sale of assets and other	443	1,951	8	—	2,402

Total cost of operations	410,951	626,735	280,019	(55,592)	1,262,113

Operating income	3,549	134,473	39,998	—	178,020

Other income (expense)
Interest expense	(48,250)	(9,249)	(2,392)	3,781	(56,110)
Distributions from NCM	960	—	14,808	—	15,768
Equity in income (loss) of affiliates	117,643	24,063	(1,133)	(141,628)	(1,055)
Other income	698	3,650	4,000	(3,781)	4,567

Total other income (expense)	71,051	18,464	15,283	(141,628)	(36,830)

Income before income taxes	74,600	152,937	55,281	(141,628)	141,190
Income taxes	(14,683)	49,487	14,136	—	48,940

Net income	89,283	103,450	41,145	(141,628)	92,250
Less: Net income attributable to noncontrolling interests	—	83	2,884	—	2,967

Net income attributable to Cinemark USA, Inc.	$89,283	$103,367	$38,261	$(141,628)	$89,283

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2010

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)

Operating activities
Net income	$109,017	$133,688	$52,870	$(183,312)	$112,263

Adjustments to reconcile net income to cash provided by (used for) operating activities	(141,333)	43,010	45,539	183,312	130,528
Changes in assets and liabilities	134,824	(200,947)	(23,226)	—	(89,349)

Net cash provided by (used for) operating activities	102,508	(24,249)	75,183	—	153,442

Investing activities
Additions to theatre properties and equipment	(25,065)	(22,281)	(40,910)	—	(88,256)
Proceeds from sale of theatre properties and equipment	1,561	765	1,668	—	3,994
Investment in joint venture — DCIP, net of cash distributions	—	—	(1,510)	—	(1,510)
Net transactions with affiliates	281	4,175	—	(4,456)	—

Net cash used for investing activities	(23,223)	(17,341)	(40,752)	(4,456)	(85,772)

Financing activities
Dividends paid to parent	(54,600)	—	(287)	287	(54,600)

Payroll taxes paid as a result of noncash stock option exercises and restricted stock withholdings	(416)	—	—	—	(416)
Payment of debt issue costs	(8,849)	—	—	—	(8,849)
Repayments of other long-term debt	(8,127)	—	(1,017)	—	(9,144)
Net changes in intercompany notes	—	—	(4,169)	4,169	—
Payments on capital leases	(966)	(4,121)	(335)	—	(5,422)
Other	—	—	(387)	—	(387)

Net cash used for financing activities	(72,958)	(4,121)	(6,195)	4,456	(78,818)

Effect of exchange rate changes on cash and cash equivalents	—	—	3,758	—	3,758

Increase (decrease) in cash and cash equivalents	6,327	(45,711)	31,994	—	(7,390)
Cash and cash equivalents:
Beginning of year	39,761	237,540	160,436	—	437,737

End of year	$46,088	$191,829	$192,430	$—	$430,347

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands, unaudited)
Operating activities
Net income	$89,283	$103,450	$41,145	$(141,628)	$92,250

Adjustments to reconcile net income to cash provided by operating activities	(97,565)	67,047	18,001	141,628	129,111
Changes in assets and liabilities	118,014	(140,685)	19,810	—	(2,861)

Net cash provided by operating activities	109,732	29,812	78,956	—	218,500

Investing activities
Additions to theatre properties and equipment	(34,960)	(23,486)	(27,157)	—	(85,603)
Proceeds from sale of theatre properties and equipment	400	97	224	—	721
Acquisition of theatres	(48,950)	—	(9,061)	—	(58,011)
Net transactions with affiliates	7,148	14,735	—	(21,883)	—
Other	—	—	(2,500)	—	(2,500)

Net cash used for investing activities	(76,362)	(8,654)	(38,494)	(21,883)	(145,393)

Financing activities
Capital contributions from parent	19,650	—	—	—	19,650
Dividends paid to parent	(491,025)	(150)	(7,001)	7,151	(491,025)
Proceeds from issuance of senior notes	458,532	—	—	—	458,532
Payment of debt issue costs	(12,601)	—	—	—	(12,601)
Repayments of long-term debt	(8,400)	—	(1,036)	—	(9,436)
Net changes in intercompany notes	—	—	(14,732)	14,732	—
Payments on capital leases	(680)	(3,455)	(275)	—	(4,410)
Other	—	—	(874)	—	(874)

Net cash used for financing activities	(34,524)	(3,605)	(23,918)	21,883	(40,164)

Effect of exchange rate changes on cash and cash equivalents	—	—	12,642	—	12,642

Increase (decrease) in cash and cash equivalents	(1,154)	17,553	29,186	—	45,585
Cash and cash equivalents:
Beginning of year	39,039	163,007	111,192	—	313,238

End of year	$37,885	$180,560	$140,378	$—	$358,823

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.
     We are a leader in the motion picture exhibition industry, with theatres in the U.S., Canada, Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. As of September 30, 2010, we managed our business under two reportable operating segments — U.S. markets and international markets, in accordance with FASB ASC Topic 280, Segment Reporting. See Note 17 to our condensed consolidated financial statements.
     We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing programs, pay phones, ATM machines and electronic video games located in some of our theatres. Our contracts with NCM have assisted us in expanding our offerings to advertisers and broadening ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of theatres for alternative content events, such as concerts, sporting events, and other cultural events. Films driving the box office during the nine months ended September 30, 2010 included the carryover of Avatar, which grossed over $450 million in U.S. box office revenues during the period and new releases such as Alice in Wonderland, How to Train Your Dragon, Clash of the Titans, Iron Man 2, Shrek Forever After, The Karate Kid, Toy Story 3, The Twilight Saga: Eclipse, Inception, Despicable Me, Grown Ups, The Other Guys, The Expendables and Salt. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Films scheduled for release during the remainder of 2010 include Jackass 3D, Due Date, Megamind, Little Fockers, Tron: Legacy, Tangled, Yogi Bear, Gulliver’s Travels, Chronicles of Narnia: The Voyage of the Dawn Treader and another installment of the Harry Potter franchise, among other films.
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
Recent Developments
     On October 14, 2010, we redeemed all of our remaining outstanding 9% senior subordinated notes for approximately $0.2 million, including accrued interest and premiums.

Results of Operations
     The following table sets forth, for the periods indicated, certain operating data and, the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating data (in millions):
Revenues
Admissions	$367.6	$322.9	$1,063.7	$941.9
Concession	170.2	153.0	488.5	441.9
Other	22.4	20.9	64.0	56.3

Total revenues	560.2	496.8	1,616.2	1,440.1
Cost of operations
Film rentals and advertising	200.5	175.9	582.8	513.9
Concession supplies	26.6	23.5	73.5	67.2
Salaries and wages	56.8	52.7	165.6	149.1
Facility lease expense	66.6	61.6	191.3	176.5
Utilities and other	64.3	61.4	177.2	164.3
General and administrative expenses	27.7	23.1	77.2	67.8
Depreciation and amortization	35.0	38.5	104.0	112.8
Impairment of long-lived assets	1.0	3.1	6.0	8.1
Loss on sale of assets and other	7.5	0.9	11.9	2.4

Total cost of operations	486.0	440.7	1,389.5	1,262.1

Operating income	$74.2	$56.1	$226.7	$178.0

Operating data as a percentage of total revenues:
Revenues
Admissions	65.6%	65.0%	65.8%	65.4%
Concession	30.4%	30.8%	30.2%	30.7%
Other	4.0%	4.2%	4.0%	3.9%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	54.5%	54.5%	54.8%	54.6%
Concession supplies	15.6%	15.4%	15.0%	15.2%
Salaries and wages	10.1%	10.6%	10.2%	10.4%
Facility lease expense	11.9%	12.4%	11.8%	12.3%
Utilities and other	11.5%	12.3%	11.0%	11.4%
General and administrative expenses	4.9%	4.6%	4.8%	4.7%
Depreciation and amortization	6.2%	7.8%	6.4%	7.9%
Impairment of long-lived assets	0.2%	0.7%	0.4%	0.6%
Loss on sale of assets and other	1.3%	0.2%	0.7%	0.2%
Total cost of operations	86.8%	88.7%	86.0%	87.6%
Operating income	13.2%	11.3%	14.0%	12.4%

Average screen count (month end average)	4,922	4,901	4,905	4,849

Revenues per average screen (dollars)	$113,817	$101,367	$329,528	$296,978

(1)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended September 30, 2010 and 2009
     Revenues. Total revenues increased $63.4 million to $560.2 million for the three months ended September 30, 2010 (“third quarter of 2010”) from $496.8 million for the three months ended September 30, 2009 (“third quarter of 2009”), representing a 12.8% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

				International Operating
	U.S. Operating Segment				Segment		Consolidated
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
			%			%			%
	2010	2009	Change	2010	2009	Change	2010	2009	Change
Admissions revenues (1)	$262.5	$246.9	6.3%	$105.1	$76.0	38.3%	$367.6	$322.9	13.8%
Concession revenues (1)	$125.0	$119.8	4.3%	$45.2	$33.2	36.1%	$170.2	$153.0	11.2%
Other revenues (1) (2)	$11.2	$10.3	8.7%	$11.2	$10.6	5.7%	$22.4	$20.9	7.2%
Total revenues (1) (2)	$398.7	$377.0	5.8%	$161.5	$119.8	34.8%	$560.2	$496.8	12.8%
Attendance (1)	42.2	41.0	2.9%	23.5	19.4	21.1%	65.7	60.4	8.8%
Revenues per average screen (2)	$103,704	$98,115	5.7%	$149,911	$113,161	32.5%	$113,817	$101,367	12.3%

(1)	Amounts in millions.

(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 17 of our condensed consolidated financial statements.
•	Consolidated. The increase in admissions revenues of $44.7 million was primarily attributable to an 8.8% increase in attendance and a 4.7% increase in average ticket price from $5.35 for the third quarter of 2009 to $5.60 for the third quarter of 2010. The increase in concession revenues of $17.2 million was primarily attributable to the 8.8% increase in attendance and a 2.4% increase in concession revenues per patron from $2.53 for the third quarter of 2009 to $2.59 for the third quarter of 2010. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the favorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The 7.2% increase in other revenues was primarily due to increases in ancillary revenue and the favorable impact of exchange rates in certain countries in which we operate.

•	U.S. The increase in admissions revenues of $15.6 million was primarily attributable to a 2.9% increase in attendance and a 3.3% increase in average ticket price from $6.02 for the third quarter of 2009 to $6.22 for the third quarter of 2010. The increase in concession revenues of $5.2 million was primarily attributable to the 2.9% increase in attendance and a 1.4% increase in concession revenues per patron from $2.92 for the third quarter of 2009 to $2.96 for the third quarter of 2010. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the increase in concession revenues per patron was primarily due to price increases. The 8.7% increase in other revenues was primarily due to increases in ancillary revenue.

•	International. The increase in admissions revenues of $29.1 million was primarily attributable to a 21.1% increase in attendance and a 14.0% increase in average ticket price from $3.92 for the third quarter of 2009 to $4.47 for the third quarter of 2010. The increase in concession revenues of $12.0 million was primarily attributable to the 21.1% increase in attendance and a 12.3% increase in concession revenues per patron from $1.71 for the third quarter of 2009 to $1.92 for the third quarter of 2010. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the favorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The 5.7% increase in other revenues was primarily due to increases in ancillary revenue and the favorable impact of exchange rates in certain countries in which we operate.

     Cost of Operations. The table below summarizes certain of our theatre operating costs by reportable operating segment (in millions).

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009
Film rentals and advertising	$146.5	$137.4	$54.0	$38.5	$200.5	$175.9
Concession supplies	15.5	14.8	11.1	8.7	26.6	23.5
Salaries and wages	44.4	43.3	12.4	9.4	56.8	52.7
Facility lease expense	45.8	45.2	20.8	16.4	66.6	61.6
Utilities and other	44.5	45.1	19.8	16.3	64.3	61.4
•	Consolidated. Film rentals and advertising costs were $200.5 million, or 54.5% of admissions revenues, for the third quarter of 2010 compared to $175.9 million, or 54.5% of admissions revenues, for the third quarter of 2009. The increase in film rentals and advertising costs of $24.6 million was primarily due to a $44.7 million increase in admissions revenues. Concession supplies expense was $26.6 million, or 15.6% of concession revenues, for the third quarter of 2010 compared to $23.5 million, or 15.4% of concession revenues, for the third quarter of 2009. The increase in the concession supplies rate was primarily due to the increased weighting of our international business which typically has a higher concession supplies rate.

Salaries and wages increased to $56.8 million for the third quarter of 2010 from $52.7 million for the third quarter of 2009 primarily due to increased minimum wages in both our U.S. and international segments, increased staffing levels to support the 8.8% increase in attendance and the impact of exchange rates in certain countries in which we operate. Facility lease expense increased to $66.6 million for the third quarter of 2010 from $61.6 million for the third quarter of 2009 primarily due to increased percentage rent and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $64.3 million for the third quarter of 2010 from $61.4 million for the third quarter of 2009 primarily due to increased 3-D equipment rental fees, increased utility expenses and the impact of exchange rates in certain countries in which we operate.

•	U.S. Film rentals and advertising costs were $146.5 million, or 55.8% of admissions revenues, for the third quarter of 2010 compared to $137.4 million, or 55.7% of admissions revenues, for the third quarter of 2009. The increase in film rentals and advertising costs of $9.1 million is primarily due to a $15.6 million increase in admissions revenues. Concession supplies expense was $15.5 million, or 12.4% of concession revenues, for the third quarter of 2010 compared to $14.8 million, or 12.4% of concession revenues, for the third quarter of 2009.

Salaries and wages increased to $44.4 million for the third quarter of 2010 from $43.3 million for the third quarter of 2009 primarily due to increased minimum wages and increased staffing levels to support the 2.9% increase in attendance. Facility lease expense increased to $45.8 million for the third quarter of 2010 from $45.2 million for the third quarter of 2009 primarily due to increased percentage rent. Utilities and other costs decreased to $44.5 million for the third quarter of 2010 from $45.1 million for the third quarter of 2009 primarily due to decreased utility and theatre supplies expenses, partially offset by increased 3-D equipment rental fees.

•	International. Film rentals and advertising costs were $54.0 million, or 51.4% of admissions revenues, for the third quarter of 2010 compared to $38.5 million, or 50.7% of admissions revenues, for the third quarter of 2009. The increase in film rentals and advertising costs of $15.5 million is due to a $29.1 million increase in admissions revenues which contributed $14.7 million and an increase in the film rentals and advertising rate which contributed $0.8 million. Concession supplies expense was $11.1 million, or 24.6% of concession revenues, for the third quarter of 2010 compared to $8.7 million, or 26.2% of concession revenues, for the third quarter of 2009. The increase in concession supplies expense was primarily due to a $12.0 million increase in concession revenues, partially offset by a decrease in the concession supplies rate due to favorable inventory procurement costs and the successful implementation of price increases.

Salaries and wages increased to $12.4 million for the third quarter of 2010 from $9.4 million for the third quarter of 2009 primarily due to increased staffing levels to support the 21.1% increase in attendance, increased minimum wages and the impact of exchange rates in certain countries in which we operate. Facility lease expense increased to $20.8 million for the third quarter of 2010 from $16.4 million for the third quarter of 2009 primarily due to increased percentage rent and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $19.8 million for the third quarter of 2010 from $16.3 million for the third quarter of 2009 primarily due to increased 3-D equipment rental fees, increased utility expenses and the impact of exchange rates in certain countries in which we operate.
     General and Administrative Expenses. General and administrative expenses increased to $27.7 million for the third quarter of 2010 from $23.1 million for the third quarter of 2009. The increase was primarily due to increased salaries and incentive compensation expense, increased share based award compensation expense, increased professional fees and increased service charges related to increased credit card activity and the impact of exchange rates in certain countries in which we operate.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable /unfavorable leases, was $35.0 million for the third quarter of 2010 compared to $38.5 million for the third quarter of 2009. The decrease was primarily related to a reduction in the depreciable basis of certain of our U.S. assets due to a significant amount of the equipment acquired in the Century Acquisition becoming fully depreciated during the fourth quarter of 2009, partially offset by the impact of accelerated depreciation taken on our domestic 35 millimeter projection systems that will be replaced with digital projection systems. We recorded approximately $2.3 million of depreciation expense related to these 35 millimeter projection systems during the third quarter of 2010.
     Impairment of Long-Lived Asset. We recorded asset impairment charges on assets held and used of $1.0 million for the third quarter of 2010 compared to $3.1 million for the third quarter of 2009. Impairment charges for the third quarter of 2010 were related to theatre properties, impacting five of our twenty-four reporting units. Impairment charges for the third quarter of 2009 consisted of $2.8 million of theatre properties, impacting ten of our twenty-four reporting units, and $0.3 million of intangible assets associated with one of our twenty-four reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, or adverse changes in market demographics. See Notes 12 and 13 to our condensed consolidated financial statements.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $7.5 million during the third quarter of 2010 compared to $0.9 million for the third quarter of 2009. The loss recorded during the third quarter of 2010 included approximately $5.8 million for the write-off of an intangible asset associated with a vendor contract in Mexico that was terminated.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $28.9 million for the third quarter of 2010 compared to $25.6 million for the third quarter of 2009. The increase was primarily due to increases in interest rates on our variable rate debt related to the amendment and extension of our senior secured credit facility.
     Distributions from NCM. We recorded distributions from NCM of $4.3 million during the third quarter of 2010 and $4.2 million during the third quarter of 2009, which were in excess of the carrying value of our investment. See Note 6 to our condensed consolidated financial statements.
     Equity in Loss of Affiliates We recorded equity in loss of affiliates of $1.8 million during the third quarter of 2010 compared to $0.1 million during the third quarter of 2009. The equity in loss of affiliates recorded during the third quarter of 2010 included a loss of approximately $4.4 million related to our equity investment in DCIP (see Note 7 to the condensed consolidated financial statements) offset by income of approximately $2.6 million related to our equity investment in NCM (see Note 6 to the condensed consolidated financial statements). The equity in loss of affiliates recorded during the third quarter of 2009 included a loss of approximately $1.0 million related to our equity investment in DCIP offset by income of approximately $0.9 million related to our equity investment in NCM.
     Income Taxes. Income tax expense of $16.0 million was recorded for the third quarter of 2010 compared to $12.3 million for the third quarter of 2009. The effective tax rate was 32.0% for the third quarter of 2010 compared to 34.1% for the third quarter of 2009. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Nine months ended September 30, 2010 and 2009
     Revenues. Total revenues increased $176.1 million to $1,616.2 million for the nine months ended September 30, 2010 (“the 2010 period”) from $1,440.1 million for the nine months ended September 30, 2009 (“the 2009 period”), representing a 12.2% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment				Consolidated
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
			%			%			%
	2010	2009	Change	2010	2009	Change	2010	2009	Change
Admissions revenues (1)	$791.0	$748.6	5.7%	$272.7	$193.3	41.1%	$1,063.7	$941.9	12.9%
Concession revenues (1)	$373.1	$357.0	4.5%	$115.4	$84.9	35.9%	$488.5	$441.9	10.5%
Other revenues (1) (2)	$31.7	$30.5	3.9%	$32.3	$25.8	25.2%	$64.0	$56.3	13.7%
Total revenues (1) (2)	$1,195.8	$1,136.1	5.3%	$420.4	$304.0	38.3%	$1,616.2	$1,440.1	12.2%
Attendance (1)	123.4	122.2	1.0%	61.0	53.4	14.2%	184.4	175.6	5.0%
Revenues per average screen (2)	$311,967	$298,615	4.5%	392,351	$291,016	34.8%	$329,528	$296,978	11.0%

(1)	Amounts in millions.

(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 17 of our condensed consolidated financial statements.
•	Consolidated. The increase in admissions revenues of $121.8 million was primarily attributable to a 5.0% increase in attendance and a 7.6% increase in average ticket price from $5.36 for the 2009 period to $5.77 for the 2010 period. The increase in concession revenues of $46.6 million was primarily attributable to the 5.0% increase in attendance and a 5.2% increase in concession revenues per patron from $2.52 for the 2009 period to $2.65 for the 2010 period. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the favorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The 13.7% increase in other revenues was primarily due to increases in ancillary revenue and the favorable impact of exchange rates in certain countries in which we operate.

•	U.S. The increase in admissions revenues of $42.4 million was primarily attributable to a 4.6% increase in average ticket price from $6.13 for the 2009 period to $6.41 for the 2010 period and a 1.0% increase in attendance. The increase in concession revenues of $16.1 million was primarily attributable to a 3.4% increase in concession revenues per patron from $2.92 for the 2009 period to $3.02 for the 2010 period and the 1.0% increase in attendance. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the increase in concession revenues per patron was primarily due to price increases. The 3.9% increase in other revenues was primarily due to increases in ancillary revenue.

•	International. The increase in admissions revenues of $79.4 million was primarily attributable to a 14.2% increase in attendance and a 23.5% increase in average ticket price from $3.62 for the 2009 period to $4.47 for the 2010 period. The increase in concession revenues of $30.5 million was primarily attributable to the 14.2% increase in attendance and an 18.9% increase in concession revenues per patron from $1.59 for the 2009 period to $1.89 for the 2010 period. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the favorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The 25.2% increase in other revenues was primarily due to increases in ancillary revenue and the favorable impact of exchange rates in certain countries in which we operate.

     Cost of Operations. The table below summarizes certain of our year-over-year theatre operating costs by reportable operating segment (in millions).

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009
Film rentals and advertising	$445.7	$416.2	$137.1	$97.7	$582.8	$513.9
Concession supplies	45.0	45.4	28.5	21.8	73.5	67.2
Salaries and wages	131.5	124.4	34.1	24.7	165.6	149.1
Facility lease expense	136.6	132.9	54.7	43.6	191.3	176.5
Utilities and other	124.6	122.7	52.6	41.6	177.2	164.3
•	Consolidated. Film rentals and advertising costs were $582.8 million, or 54.8% of admissions revenues, for the 2010 period compared to $513.9 million, or 54.6% of admissions revenues, for the 2009 period. The increase in film rentals and advertising costs of $68.9 million was due to a $121.8 million increase in admissions revenues, which contributed $66.5 million, and an increase in our film rentals and advertising rate, which contributed $2.4 million. The increase in the film rentals and advertising rate was primarily due to higher film rental rates in the U.S. segment due to the increase in the number of blockbuster films released, including the carryover of Avatar, which generally have higher film rental rates. Concession supplies expense was $73.5 million, or 15.0% of concession revenues, for the 2010 period, compared to $67.2 million, or 15.2% of concession revenues, for the 2009 period. The decrease in the concession supplies rate was primarily due to favorable inventory procurement costs and the successful implementation of price increases.
Salaries and wages increased to $165.6 million for the 2010 period from $149.1 million for the 2009 period primarily due to new theatres, increased minimum wages in both our U.S. and international segments, increased staffing levels to support the 5.0% increase in attendance and the impact of exchange rates in certain countries in which we operate. Facility lease expense increased to $191.3 million for the 2010 period from $176.5 million for the 2009 period primarily due to new theatres, increased percentage rent and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $177.2 million for the 2010 period from $164.3 million for the 2009 period primarily due to new theatres, increased 3-D equipment rental fees, increased utility expenses and the impact of exchange rates in certain countries in which we operate.
•	U.S. Film rentals and advertising costs were $445.7 million, or 56.3% of admissions revenues for the 2010 period compared to $416.2 million, or 55.6% of admissions revenues, for the 2009 period. The increase in film rentals and advertising costs of $29.5 million is due to a $42.4 million increase in admissions revenues, which contributed $23.6 million and an increase in our film rentals and advertising rate, which contributed $5.9 million. The increase in the film rentals and advertising rate was primarily due to the increase in the number of blockbuster films released, including the carryover of Avatar, which generally have higher film rental rates. Concession supplies expense was $45.0 million, or 12.1% of concession revenues, for the 2010 period, compared to $45.4 million, or 12.7% of concession revenues, for the 2009 period. The decrease in concession supplies expense is primarily due to a decrease in the concession supplies rate due to favorable inventory procurement costs and the successful implementation of price increases.
Salaries and wages increased to $131.5 million for the 2010 period from $124.4 million for the 2009 period primarily due to new theatres and increased minimum wages. Facility lease expense increased to $136.6 million for the 2010 period from $132.9 million for the 2009 period primarily due to new theatres and increased percentage rent. Utilities and other costs increased to $124.6 million for the 2010 period from $122.7 million for the 2009 period primarily due to new theatres and increased 3-D equipment rental fees, partially offset by decreased utility expenses.
•	International. Film rentals and advertising costs were $137.1 million, or 50.3% of admissions revenues, for the 2010 period compared to $97.7 million, or 50.5% of admissions revenues, for the 2009 period. The increase in film rentals and advertising costs was primarily due to a $79.4 million increase in admissions revenues, partially offset by a lower film rentals and advertising rate. Concession supplies expense was $28.5 million, or 24.7% of concession revenues, for the 2010 period compared to $21.8 million, or 25.7% of concession revenues, for the 2009 period. The increase in concession supplies expense of $6.7 million was primarily due to a $30.5 million increase in concession revenues, partially offset by a lower concession supplies rate due to favorable inventory procurement costs and the successful implementation of price increases.

Salaries and wages increased to $34.1 million for the 2010 period from $24.7 million for the 2009 period primarily due to new theatres, increased staffing levels to support the 14.2% increase in attendance, increased minimum wages and the impact of exchange rates in certain countries in which we operate. Facility lease expense increased to $54.7 million for the 2010 period from $43.6 million for the 2009 period primarily due to new theatres, increased percentage rent and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $52.6 million for the 2010 period from $41.6 million for the 2009 period primarily due to new theatres, increased 3-D equipment rental fees, increased utility expenses and the impact of exchange rates in certain countries in which we operate.
     General and Administrative Expenses. General and administrative expenses increased to $77.2 million for the 2010 period from $67.8 million for the 2009 period. The increase was primarily due to increased salaries and incentive compensation expense, increased share based award compensation expense, increased professional fees and increased service charges related to increased credit card activity and the impact of exchange rates in certain countries in which we operate.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable/unfavorable leases, was $104.0 million for the 2010 period compared to $112.8 million for the 2009 period. The decrease was primarily related to a reduction in the depreciable basis of certain of our U.S. assets due to a significant amount of the equipment acquired in the Century Acquisition becoming fully depreciated during the fourth quarter of 2009, partially offset by the impact of accelerated depreciation taken on our domestic 35 millimeter projection systems that will be replaced with digital projection systems. We recorded approximately $6.0 million of depreciation expense related to these 35 millimeter projection systems during the 2010 period.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $6.0 million for the 2010 period compared to $8.1 million for the 2009 period. Impairment charges for the 2010 period consisted of $4.9 million of theatre properties, impacting sixteen of our twenty-four reporting units, and $1.1 million of intangible assets associated with one of our twenty-four reporting units. Impairment charges for the 2009 period consisted of $7.7 million of theatre properties, impacting sixteen of our twenty-four reporting units, and $0.4 million of intangible assets associated with theatre properties, impacting two of our twenty-four reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, or adverse changes in market demographics. See Notes 12 and 13 to our condensed consolidated financial statements.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $11.9 million during the 2010 period compared to $2.4 million during the 2009 period. The loss recorded during the 2010 period included $5.8 million for the write-off of an intangible asset associated with a vendor contract in Mexico that was terminated, $1.7 million that was recorded upon the contribution of digital projection systems to DCIP and an additional $0.3 million recorded upon the subsequent sale of digital projection systems to DCIP. See Note 7 to the condensed consolidated financial statements for discussion of DCIP.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $83.6 million for the 2010 period compared to $56.1 million for the 2009 period. The increase was primarily due to the issuance of our 8 5/8% senior notes during June 2009. See Note 10 to our condensed consolidated financial statements for further discussion of our long term debt.
     Distributions from NCM. We recorded distributions from NCM of $15.5 million during the 2010 period and $15.8 million during the 2009 period, which were in excess of the carrying value of our investment. See Note 6 to our condensed consolidated financial statements.
     Equity in Loss of Affiliates We recorded equity in loss of affiliates of $5.0 million during the 2010 period compared to $1.1 million during the 2009 period. The equity in loss of affiliates recorded during the 2010 period included a loss of approximately $8.6 million related to our equity investment in DCIP (see Note 7 to the condensed consolidated financial statements) offset by income of approximately $3.6 million related to our equity investment in NCM (see Note 6 to the condensed consolidated financial statements). The equity in loss of affiliates recorded during the 2009 period included a loss of approximately $2.5 million related to our equity investment in DCIP offset by income of approximately $1.4 million related to our equity investment in NCM.

     Income Taxes. Income tax expense of $46.5 million was recorded for the 2010 period compared to $48.9 million for the 2009 period. The effective tax rate was 29.3% for the 2010 period compared to 34.7% for the 2009 period. Income tax expense for the 2010 period includes the impact of certain discrete non-recurring items and the reduction of our liabilities for uncertain tax positions due to settlements and closures of various tax years, which resulted in a benefit of approximately $8.7 million. Income tax expense for the 2009 period includes the impact of two discrete items, including an adjustment to our deferred tax liability and an increase to our foreign unrecognized tax benefits in accordance with ASC Topic 740. The net impact of the two items on income tax expense for the 2009 period was a benefit of approximately $4.9 million. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Item 4.	Controls and Procedures
Evaluation of the Effectiveness of Disclosure Controls and Procedures
     As of September 30, 2010, we carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Controls Over Financial Reporting
     There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     Supplemental Schedules Specified by the Senior Notes Indenture:

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2010
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$380,940	$49,407	$—	$430,347
Other current assets	103,285	(18,353)	—	84,932

Total current assets	484,225	31,054	—	515,279

Theatre properties and equipment, net	1,189,191	—	—	1,189,191

Other assets	1,567,492	75,691	(27,019)	1,616,164

Total assets	$3,240,908	$106,745	$(27,019)	$3,320,634

Liabilities and equity

Current liabilities
Current portion of long-term debt	$10,836	$—	$—	$10,836
Current portion of capital lease obligations	7,280	—	—	7,280
Accounts payable and accrued expenses	197,831	—	—	197,831

Total current liabilities	215,947	—	—	215,947

Long-term liabilities
Long-term debt, less current portion	1,524,293	—	—	1,524,293
Capital lease obligations, less current portion	129,991	—	—	129,991
Other long-term liabilities	415,232	30,721	—	445,953

Total long-term liabilities	2,069,516	30,721	—	2,100,237

Commitments and contingencies

Equity	955,445	76,024	(27,019)	1,004,450

Total liabilities and equity	$3,240,908	$106,745	$(27,019)	$3,320,634

Note:	“Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2010
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated

Revenues	$1,616,235	$—	$—	$1,616,235

Cost of operations
Theatre operating costs	1,190,415	—	—	1,190,415
General and administrative expenses	77,131	3	—	77,134
Depreciation and amortization	103,990	—	—	103,990
Impairment of long-lived assets	6,057	—	—	6,057
Loss on sale of assets and other	10,960	946	—	11,906

Total cost of operations	1,388,553	949	—	1,389,502

Operating income (loss)	227,682	(949)	—	226,733

Other income (expense)	(77,628)	9,620	—	(68,008)

Income before income taxes	150,054	8,671	—	158,725
Income taxes	43,193	3,269	—	46,462

Net income	106,861	5,402	—	112,263
Less: Net income attributable to noncontrolling interests	3,246	—	—	3,246

Net income attributable to Cinemark USA, Inc.	$103,615	$5,402	$—	$109,017

Note:	“Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net income	$106,861	$5,402	$—	$112,263
Adjustments to reconcile net income to cash provided by operating activities and other	121,389	9,139	—	130,528
Changes in assets and liabilities	(92,038)	2,689	—	(89,349)

Net cash provided by operating activities	136,212	17,230	—	153,442

Investing activities
Additions to theatre properties and equipment	(88,256)	—	—	(88,256)
Proceeds from sale of theatre properties and equipment	2,797	1,197	—	3,994
Investment in joint venture — DCIP, net of cash distributions	—	(1,510)	—	(1,510)

Net cash used for investing activities	(85,459)	(313)	—	(85,772)

Financing activities
Dividends paid to parent	(54,600)	—	—	(54,600)
Payroll taxes paid as a result of noncash stock option exercises and restricted stock withholdings	(416)	—	—	(416)
Payment of debt issue costs	(8,849)	—	—	(8,849)
Repayments of other long-term debt	(9,144)	—	—	(9,144)
Payments on capital leases	(5,422)	—	—	(5,422)
Other	(387)	—	—	(387)

Net cash used for financing activities	(78,818)	—	—	(78,818)

Effect of exchange rate changes on cash and cash equivalents	3,758	—	—	3,758

Increase (decrease) in cash and cash equivalents	(24,307)	16,917	—	(7,390)
Cash and cash equivalents:
Beginning of year	405,247	32,490	—	437,737

End of year	$380,940	$49,407	$—	$430,347

Note:	“Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior notes.

Item 6.	Exhibits

*31.1	Certification of Alan Stock, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Alan Stock, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 11, 2010	CINEMARK USA, INC. Registrant
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