Form 10-Q
period 2011-06-30
CINEMARK USA INC /TX
filed 2011-08-12
CIK 885975

CINEMARK USA, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a)
AND (b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED
DISCLOSURE FORMAT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Yes ☐ No ☑
     As of July 31, 2011, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.

CINEMARK USA, INC. AND SUBSIDIARIES

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (unaudited)	4

Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 4. Controls and Procedures	41

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42

Item 5. Other Information	42

Item 6. Exhibits	46

SIGNATURES	47
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Cautionary Statement Regarding Forward-Looking Statements
Certain matters within this Quarterly Report on Form 10Q include “forward—looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The “forward-looking statements” include our current expectations, assumptions, estimates and projections about our business and our industry. They include statements relating to future revenues, expenses and profitability, the future development and expected growth of our business, projected capital expenditures, attendance at movies generally or in any of the markets in which we operate, the number or diversity of popular movies released and our ability to successfully license and exhibit popular films, national and international growth in our industry, competition from other exhibitors and alternative forms of entertainment and determinations in lawsuits in which we are defendants. Forward-looking statements can be identified by the use of words such as “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. For a description of the risk factors, please review the “Risk Factors” section or other sections in the Company’s Annual Report on Form 10-K filed March 12, 2011 and quarterly reports on Form 10-Q, filed with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	June 30,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$550,919	$464,765
Inventories	12,925	11,686
Accounts receivable	49,836	50,607
Income tax receivable	5,703	30,733
Current deferred tax asset	4,265	8,099
Prepaid expenses and other	10,450	10,931
Accounts receivable from parent	7,286	6,728

Total current assets	641,384	583,549

Theatre properties and equipment	2,136,215	2,048,204
Less accumulated depreciation and amortization	917,994	832,758

Theatre properties and equipment, net	1,218,221	1,215,446

Other assets
Goodwill	1,131,003	1,122,971
Intangible assets — net	327,382	329,204
Investment in NCM	71,915	64,376
Investment in DCIP	11,540	10,838
Investment in marketable securities — Real D	28,600	27,993
Investments in and advances to affiliates	2,506	2,619
Deferred charges and other assets — net	78,259	70,978

Total other assets	1,651,205	1,628,979

Total assets	$3,510,810	$3,427,974

Liabilities and equity

Current liabilities
Current portion of long-term debt	$9,244	$10,836
Current portion of capital lease obligations	7,842	7,348
Current liability for uncertain tax positions	463	1,948
Accounts payable and accrued expenses	245,892	251,660

Total current liabilities	263,441	271,792

Long-term liabilities
Long-term debt, less current portion	1,561,360	1,521,605
Capital lease obligations, less current portion	129,502	132,812
Deferred income taxes	130,690	129,293
Liability for uncertain tax positions	17,172	17,840
Deferred lease expenses	32,159	30,454
Deferred revenue — NCM	238,125	230,573
Other long-term liabilities	50,617	52,900

Total long-term liabilities	2,159,625	2,115,477

Commitments and contingencies (see Note 19)

Equity
Cinemark USA, Inc.’s stockholder’s equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49,543	49,543
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Additional paid-in-capital	1,171,759	1,167,994
Retained deficit	(173,852)	(192,385)
Accumulated other comprehensive income	53,444	28,181

Total Cinemark USA, Inc.’s stockholder’s equity	1,076,661	1,029,100
Noncontrolling interests	11,083	11,605

Total equity	1,087,744	1,040,705

Total liabilities and equity	$3,510,810	$3,427,974

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues
Admissions	$405,917	$353,085	$717,609	$696,075
Concession	189,353	165,230	336,034	318,334
Other	25,323	21,054	50,086	41,591

Total revenues	620,593	539,369	1,103,729	1,056,000

Cost of operations
Film rentals and advertising	222,620	193,550	387,773	382,369
Concession supplies	29,628	24,494	52,910	46,900
Salaries and wages	58,029	56,250	108,108	108,792
Facility lease expense	69,367	61,990	135,793	124,705
Utilities and other	65,576	57,648	125,403	112,869
General and administrative expenses	30,566	24,461	59,118	49,452
Depreciation and amortization	39,808	34,657	78,730	68,590
Amortization of favorable/unfavorable leases	89	258	307	416
Impairment of long-lived assets	1,594	4,688	2,609	5,035
Loss on sale of assets and other	5,694	1,191	6,166	4,358

Total cost of operations	522,971	459,187	956,917	903,486

Operating income	97,622	80,182	146,812	152,514

Other income (expense)
Interest expense	(29,777)	(28,605)	(59,067)	(54,615)
Interest income	1,724	1,379	3,493	2,432
Foreign currency exchange gain	523	348	1,346	80
Loss on early retirement of debt	(4,945)	—	(4,945)	—
Distributions from NCM	1,559	1,332	11,422	11,278
Equity in income (loss) of affiliates	(1,804)	(3,182)	634	(3,155)

Total other expense	(32,720)	(28,728)	(47,117)	(43,980)

Income before income taxes	64,902	51,454	99,695	108,534
Income taxes	23,505	10,392	32,705	30,425

Net income	$41,397	$41,062	$66,990	$78,109
Less: Net income attributable to noncontrolling interests	598	1,077	957	2,695

Net income attributable to Cinemark USA, Inc.	$40,799	$39,985	$66,033	$75,414

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net income	$66,990	$78,109

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	77,091	66,378
Amortization of intangible and other assets and unfavorable leases	1,946	2,628
Amortization of long-term prepaid rents	1,284	779
Amortization of debt issue costs	2,371	2,357
Amortization of deferred revenues, deferred lease incentives and other	(4,798)	(3,005)
Amortization of accumulated other comprehensive loss related to interest rate swap agreement	2,259	2,317
Fair value change in interest rate swap agreements not designated as hedges	(328)	—
Amortization of bond discount	417	381
Impairment of long-lived assets	2,609	5,035
Share based awards compensation expense	4,256	2,873
Loss on sale of assets and other	5,128	2,325
Loss on contribution and sale of digital projection systems to DCIP	1,038	2,033
Loss on early retirement of debt	4,945	—
Deferred lease expenses	1,650	1,697
Deferred income tax expenses	5,881	(14,176)
Equity in (income) loss of affiliates	(634)	3,155
Tax benefit related to stock option exercises and restricted stock vesting	910	1,904
Distributions from equity investees	2,835	2,059
Changes in assets and liabilities	7,126	(48,965)

Net cash provided by operating activities	182,976	107,884

Investing activities
Additions to theatre properties and equipment	(85,302)	(56,960)
Proceeds from sale of theatre properties and equipment	4,471	2,148
Investment in joint venture — DCIP and other	(993)	(644)

Net cash used for investing activities	(81,824)	(55,456)

Financing activities
Dividends paid to parent	(47,500)	(34,375)
Payroll taxes paid as a result of noncash stock option exercises and restricted stock withholdings	(494)	(416)
Repayments of long-term debt	(162,254)	(6,136)
Proceeds from issuance of senior subordinated notes	200,000	—
Payment of debt issue costs	(4,521)	(8,706)
Payments on capital leases	(3,495)	(3,606)
Purchase of noncontrolling interest in Cinemark Chile	(1,443)	—
Other	(1,101)	(110)

Net cash used for financing activities	(20,808)	(53,349)

Effect of exchange rate changes on cash and cash equivalents	5,810	(1,101)

Increase (decrease) in cash and cash equivalents	86,154	(2,022)

Cash and cash equivalents:
Beginning of period	464,765	437,737

End of period	$550,919	$435,715

Supplemental information (see Note 15)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
1. The Company and Basis of Presentation
     Cinemark USA, Inc. and subsidiaries (the “Company”) is a leader in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the six months ended June 30, 2011.
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
     These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2010, included in the Annual Report on Form 10-K filed March 12, 2011 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results to be achieved for the full year.
2. New Accounting Pronouncements
     In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU No. 2011-04”). ASU No. 2011-04 provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not intended for this update to result in a change in the application of the requirements in Topic 820. The amendments in ASU No. 2011-04 are to be applied prospectively. ASU No. 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. Early application is not permitted. This update is not expected to have a material impact on the Company’s condensed consolidated financial statements.
     In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). In ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. They also do not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. The amendments in ASU No. 2011-05 should be applied retrospectively. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company is evaluating the requirements of ASU No. 2011-05 and has not yet determined whether components of comprehensive income, the components of net income, and the components of other comprehensive income will be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
3. Long-Term Debt Activity
     Amendment and Extension of the Senior Secured Credit Facility
     On March 2, 2010, Cinemark USA, Inc. completed an amendment and extension to the senior secured credit facility to primarily extend the maturities of the facility and make certain other modifications. $924,375 of the Company’s then remaining outstanding $1,083,600 term loan debt was extended from an original maturity date of October 2013 to a maturity date of April 2016. The then remaining term loan debt of $159,225 that was not extended continued to have a maturity date of October 2013.
     Issuance of Cinemark USA, Inc. 7.375% Senior Subordinated Notes Due 2021
     On June 3, 2011, Cinemark USA, Inc. issued $200,000 aggregate principal amount of 7.375% senior subordinated notes due 2021, at par value. The proceeds, after payment of fees, were primarily used to fund the prepayment of the remaining $157,235 of the Company’s unextended portion of term loan debt under its senior secured credit facility. Interest on the senior subordinated notes is payable on June 15 and December 15 of each year beginning on December 15, 2011. The senior subordinated notes mature on June 15, 2021. The Company incurred debt issue costs of approximately $4,500 in connection with the issuance.
     The senior subordinated notes are fully and unconditionally guaranteed on a joint and several senior subordinated unsecured basis by certain of the Company’s subsidiaries that guarantee, assume or become liable with respect to any of the Company’s or a guarantor’s other debt. The senior subordinated notes and the guarantees are senior subordinated unsecured obligations and rank equally in right of payment with all of the Company’s and its guarantor’s future senior subordinated indebtedness; are subordinate in right of payment to all of the Company’s and its guarantor’s existing and future senior indebtedness, whether secured or unsecured, including the Company’s obligations under its senior secured credit facility and its 8.625% senior notes; and structurally subordinate to all existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries.
     The indenture to the senior subordinated notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. Upon a change of control, as defined in the Indenture, the Company would be required to make an offer to repurchase the senior subordinated notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the senior subordinated notes allows Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.
     Prior to June 15, 2016, Cinemark USA, Inc. may redeem all or any part of the senior subordinated notes at its option at 100% of the principal amount plus a make-whole premium plus accrued and unpaid interest on the senior subordinated notes to the date of redemption. After June 15, 2016, Cinemark USA, Inc. may redeem the senior subordinated notes in whole or in part at redemption prices specified in the indenture. In addition, prior to June 15, 2014, Cinemark USA, Inc. may redeem up to 35% of the aggregate principal amount of the senior subordinated notes from the net proceeds of certain equity offerings at the redemption price set forth in the indenture.
     The Company and its guarantor subsidiaries have filed a registration statement with the Securities and Exchange Commission (the “Commission”) pursuant to which the Company has offered to exchange the senior subordinated notes for senior subordinated notes registered under the Securities Act of 1933, as amended, that will not contain terms restricting the transfer thereof or providing for registration rights. The registration statement was declared effective on August 4, 2011 (the “Effective Date”). The Company will use its commercially reasonable best efforts to issue on the earliest practicable date after the Effective Date, but not later than 30 days thereafter, exchange registered senior subordinated notes in exchange for all senior subordinated notes tendered prior thereto in the exchange offer. If the Company is obligated to file a shelf registration statement, the Company will use its commercially reasonable best efforts to file the shelf registration statement with the Commission on or prior to 30 days after such filing obligation arises (and in any event within 210 days after the closing of the senior subordinated notes offering) and to cause the shelf registration statement to be declared effective by the Commission on or prior to 180 days after such obligation arises.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
The Company will use its commercially reasonable best efforts to keep the shelf registration statement effective for a period of twelve months after the closing of the senior subordinated notes offering.
     If the Company fails to consummate the exchange offer within 30 business days of the Effective Date with respect to the exchange offer registration statement or the date the shelf registration statement is declared effective by the Commission or the exchange offer registration statement thereafter ceases to be effective or usable during the periods specified in the registration rights agreement without being succeeded within two business days by a post-effective amendment to such registration statement that cures such failure and that is itself immediately declared effective (each such event a “Registration Default”), the Company will pay additional interest to each holder of the senior subordinated notes. Such additional interest, with respect to the first 90-day period immediately following the occurrence of any such Registration Default, shall equal an increase in the annual interest rate on the notes by 0.5% per annum.
     The amount of the additional interest will increase by an additional 0.5% per annum with respect to each subsequent 90-day period relating to such Registration Default until all Registration Defaults have been cured, up to a maximum amount of additional interest for all Registration Defaults of 1.0% per annum. The senior subordinated notes will not accrue additional interest from and after the second anniversary of the closing of the senior subordinated notes offering even if the Company is not in compliance with its obligations under the registration rights agreement. The receipt of additional interest shall be the sole remedy available to holders of senior subordinated notes as a result of one or more Registration Defaults. Following the cure of all Registration Defaults, the accrual of additional interest will cease.
     Prepayment of Term Loan Debt
     On June 3, 2011, the Company prepaid the remaining $157,235 of its unextended term loan debt under its senior secured credit facility utilizing a portion of the proceeds from the issuance of the Cinemark USA, Inc. 7.375% senior subordinated notes discussed above. There were no prepayment penalties incurred upon the prepayment of the term loan debt. Subsequent to the prepayment, the quarterly payments due on the term loan will be approximately $2,311 per quarter through March 2016 with the remaining principal amount of approximately $866,602 due April 30, 2016. The prepayment did not impact the interest rate applicable to the remaining portion of the term loan debt nor did it impact the maturity of the Company’s revolving credit line.
     As a result of the prepayment, the Company wrote-off approximately $2,183 in unamortized debt issue costs related to the unextended portion of term loan debt that was prepaid. In addition, the Company determined that a portion of the quarterly interest payments hedged by two of its current interest rate swap agreements under cash flow hedges and the quarterly interest payments related to its previously terminated interest rate swap agreement were probable not to occur and therefore reclassified approximately $2,760 of its accumulated other comprehensive loss related to these cash flow hedges to earnings, as a component of loss on early retirement of debt. The Company also recorded fees of $2 to loss on early retirement of debt during the three and six months ended June 30, 2011.
     As of June 30, 2011, there was approximately $910,509 outstanding under the term loan and no borrowings outstanding under the revolving credit line.
     Fair Value of Long-Term Debt
     The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35. The carrying value of the Company’s long-term debt was $1,570,604 and $1,532,441 as of June 30, 2011 and December 31, 2010, respectively. The fair value of the Company’s long-term debt was $1,629,249 and $1,581,963 as of June 30, 2011 and December 31, 2010, respectively.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
4. Purchase of Noncontrolling Interests’ Share of Cinemark Chile
     During May 2011, the Company purchased the noncontrolling interests’ 2.6% share of Cinemark Chile S.A. (“Cinemark Chile”) from its Chilean partners for approximately $1,443 in cash. The increase in the Company’s ownership interest in its Chilean subsidiary was accounted for as an equity transaction in accordance with ASC Topic 810-45-23. The Company recorded a decrease in additional paid-in-capital of approximately $1,402, which represented the difference between the cash paid and the book value of the Chilean partners’ noncontrolling interest account, or approximately $917, plus the Chilean partners’ share of accumulated other comprehensive loss of approximately $485. As a result of this transaction, the Company owns 100% of the shares in Cinemark Chile.
5. Equity
     Below is a summary of changes in stockholder’s equity attributable to Cinemark USA, Inc., noncontrolling interests and total equity for the six months ended June 30, 2011 and 2010:

	Cinemark
	USA, Inc.
	Stockholder’s	Noncontrolling	Total
	Equity	Interests	Equity

Balance at January 1, 2011	$1,029,100	$11,605	$1,040,705

Purchase of noncontrolling interests’ share of Chile subsidiary	(917)	(526)	(1,443)
Share based awards compensation expense	4,256	—	4,256
Tax benefit related to stock option exercises and restricted stock vesting	910	—	910
Dividends paid to parent	(47,500)	—	(47,500)
Dividends paid to noncontrolling interests	—	(1,101)	(1,101)
Write-off of accumulated other comprehensive loss related to cash flow hedges, net of taxes of $723	2,037	—	2,037
Comprehensive income:
Net income	66,033	957	66,990
Fair value adjustments on interest rate swap agreements, net of taxes of $292	(1,030)	—	(1,030)
Amortization of accumulated other comprehensive loss on terminated swap agreement	2,259	—	2,259
Fair value adjustments on available-for-sale securities, net of taxes of $1,082	(1,720)	—	(1,720)
Foreign currency translation adjustment	23,232	148	23,380

Total comprehensive income	88,774	1,105	89,879

Balance at June 30, 2011	$1,076,661	$11,083	$1,087,744

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data

	Cinemark
	USA, Inc.
	Stockholder’s	Noncontrolling	Total
	Equity	Interests	Equity

Balance at January 1, 2010	$907,345	$14,796	$922,141

Colombia Share Exchange	5,865	(5,865)	—
Share based awards compensation expense	2,873	—	2,873
Dividends paid to parent	(34,375)	—	(34,375)
Tax benefit related to stock option exercises	1,904	—	1,904
Dividends paid to noncontrolling interests	—	(110)	(110)
Comprehensive income:
Net income	75,414	2,695	78,109
Fair value adjustments on interest rate swap agreements, net of taxes of $276	(456)	—	(456)
Amortization of accumulated other comprehensive loss on terminated swap agreement	2,317	—	2,317
Foreign currency translation adjustment	(3,686)	(38)	(3,724)

Total comprehensive income	73,589	2,657	76,246

Balance at June 30, 2010	$957,201	$11,478	$968,679

6. Investment in National CineMedia
     The Company has an investment in National CineMedia, LLC (“NCM”). NCM operates a digital in-theatre network in the U.S. for providing cinema advertising and non-film events. As described further in Note 4 to the Company’s financial statements as included in its 2010 Annual Report on Form 10-K, on February 13, 2007, National CineMedia, Inc. (“NCM, Inc.”), an entity that serves as the sole manager of NCM, completed an IPO of its common stock. In connection with the NCM Inc. initial public offering, the Company amended its operating agreement and the Exhibitor Services Agreement with NCM. Following the NCM, Inc. IPO, the Company does not recognize undistributed equity in the earnings on its original NCM membership units (referred to herein as the Company’s Tranche 1 Investment) until NCM’s future net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company believes that the accounting model provided by ASC 323-10-35-22 for recognition of equity investee losses in excess of an investor’s basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.
Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCM, Inc. and the Company, AMC and Regal, collectively referred to as its Founding Members, annual adjustments to the common membership units are made primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each Founding Member. To account for the receipt of additional common units under the Common Unit Adjustment Agreement, the Company follows the guidance in ASC 323-10-35-29 (formerly EITF 02-18, Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition) by analogy, which also refers to AICPA Technical Practice Aid 2220.14, which indicates that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. The Company concluded that the construction or acquisition of new theatres that has led to the common unit adjustments equates to making additional investments in NCM. The Company evaluated the receipt of the additional common units in NCM and the assets exchanged for these additional units and has determined that the right to use its incremental new screens would not be considered funding of prior losses. The Company accounts for these additional common units (referred to herein as its Tranche 2 Investment) as a separate investment than its Tranche 1 Investment. The common units received are recorded at fair value as an increase in the Company’s investment in NCM with an offset to deferred revenue. The deferred revenue is amortized over the remaining term of the Exhibitor Services Agreement. The Tranche 2 Investment is accounted for following the equity method. Therefore, undistributed equity earnings related to its Tranche 2 Investment are included as a component of earnings in income (loss) of affiliates and distributions received related to its Tranche 2 Investment are recorded as a reduction of its investment basis. In the event that a common unit adjustment is determined to be a negative number, the Founding Member can elect to either transfer and surrender to

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
NCM the number of common units equal to all or part of such Founding Member’s common unit adjustment or to pay to NCM an amount equal to such Founding Member’s common unit adjustment calculated in accordance with the Common Unit Adjustment Agreement. If the Company then elects to surrender common units as part of a negative common unit adjustment, the Company would record a reduction to deferred revenue at the then fair value of the common units surrendered and a reduction of the Company’s Tranche 2 investment at an amount equal to the weighted average cost for Tranche 2 common units, with the difference between the two values recorded as a gain or loss on disposal of assets and other.
     Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment	Deferred	Distributions	Equity in	Other	Cash
	in NCM	Revenue	from NCM	Earnings	Revenue	Received

Balance as of December 31, 2010	$64,376	$(230,573)
Receipt of common units due to annual common unit adjustment	9,302	(9,302)	$—	$—	$—	$—
Revenues earned under exhibitor services agreement	—	—	—	—	(2,722)	2,722
Receipt of excess cash distributions	(2,106)	—	(7,284)	—	—	9,390
Receipt under tax receivable agreement	(729)	—	(4,138)	—	—	4,867
Equity in earnings	1,072	—	—	(1,072)	—	—
Amortization of deferred revenue	—	1,750	—	—	(1,750)	—

Balance as of and for the period ended June 30, 2011	$71,915	$238,125	$(11,422)	$(1,072)	$(4,472)	$16,979

     During March 2011, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company received an additional 549,417 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value as part of its Tranche 2 Investment with a corresponding adjustment to deferred revenue of approximately $9,302. The deferred revenue will be recognized under the units of revenue method over the remaining term of the Company’s Exhibitor Services Agreement with NCM, which is approximately 26 years. The common unit adjustment resulted in a change in the Company’s ownership percentage in NCM from approximately 15.3% to 15.8%.
     As of June 30, 2011, the Company owned a total of 17,495,920 common units of NCM. During the six months ended June 30, 2011 and 2010, the Company recorded equity earnings of approximately $1,072 and $1,028, respectively.
     Pursuant to the terms of the Exhibitor Services Agreement, the Company recorded other revenues, excluding the amortization of deferred revenue, of approximately $2,722 and $2,434 during the six months ended June 30, 2011 and 2010, respectively. These amounts include the per patron and per digital advertising screen theatre access fee and theatre rental revenue, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of $5,313 and $5,183, respectively.
     Below is summary unaudited financial information for NCM for the quarter ended March 31, 2011 (financial information was not yet available for the six months ended June 30, 2011).

Quarter
Ended
March 31, 2011
Gross revenues	$70,822
Operating income	$15,011
Net earnings	$5,070

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
     On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. Upon signing the agreements, the Company contributed digital projection systems at a fair value of $16,380 to DCIP (collectively the “contributions”), which DCIP then contributed to Kasima. The net book value of the contributed equipment was approximately $18,090. On April 24, 2010, the Company sold digital projection systems with a net book value of approximately $1,520 to Kasima for approximately $1,197. The contribution and sale of these digital projection systems resulted in an aggregate loss of approximately $2,033, which is reflected in loss on sale of assets and other on the condensed consolidated statement of income for the six months ended June 30, 2010. During the three months ended June 30, 2011, the Company sold digital projection systems with a net book value of approximately $3,777 to Kasima for approximately $2,739, resulting in a loss of approximately $1,038, which is reflected in loss on sale of assets and other on the condensed consolidated statement of income for the three and six months ended June 30, 2011. As of June 30, 2011, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP.
     The Company has a variable interest in Kasima through the terms of its master equipment lease agreement; however, the Company has determined that it is not the primary beneficiary of Kasima, as the Company does not have the ability to direct the activities of Kasima that most significantly impact Kasima’s economic performance. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting. During the six months ended June 30, 2011 and 2010, the Company recorded equity losses of $283 and $4,195, respectively, relating to this investment. Below is a summary of activity with DCIP for the six months ended June 30, 2011:

Investment in
DCIP
Balance as of December 31, 2010	$10,838
Cash contributions to DCIP	985
Equity in loss	(283)

Balance as of June 30, 2011	$11,540

     The Company continues to roll out digital projection systems to a majority of its first run U.S. theatres. The digital projection systems are leased from Kasima under an operating lease with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, the Company pays minimum annual rent of one thousand dollars per digital projection system for the first six and a half years from the effective date of the agreement and minimum annual rent of three thousand dollars per digital projection system beginning at six and a half years from the effective date through the end of the lease term. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum. As of June 30, 2011, the Company had 2,379 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company recorded equipment lease expense of approximately $2,123 and $252 during the six months ended June 30, 2011 and 2010, respectively, which is included in utilities and other costs on the condensed consolidated statements of income.
     The digital projection systems leased from Kasima will replace a majority of the Company’s existing 35 millimeter projection systems in its U.S. theatres. Therefore, upon signing the agreements, the Company began accelerating the depreciation of these existing 35 millimeter projection systems, based on the estimated two year replacement timeframe. The Company recorded depreciation expense of approximately $7,065 and $3,695 on its domestic 35 millimeter projectors during the six months ended June 30, 2011 and June 30, 2010, respectively. The net book value of the existing 35 millimeter projection systems to be replaced was approximately $3,539 as of June 30, 2011.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
8. Investment in Marketable Securities — Real D
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
     During the six months ended June 30, 2011, the Company vested in an additional 136,952 Real D options by reaching the final target level, as outlined in the license agreement. Upon vesting in these additional options, the Company recorded an increase in its investment in Real D and its deferred lease incentive liability of approximately $3,402, which represented the estimated fair value of the Real D options. The fair value measurements were based upon Real D’s closing stock prices on the dates of vesting. These fair value measurements fall under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. The deferred lease incentive liability, which is reflected in other long-term liabilities on the condensed consolidated balance sheets, is being amortized over the term of the license agreement, which is approximately seven and one-half years.
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
     As of June 30, 2011, the Company owned 1,222,780 shares in Real D, with an estimated fair value of $28,600. The fair value of the Real D shares as of June 30, 2011 was determined based upon the closing price of Real D’s common stock on that date, which falls under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. During the six months ended June 30, 2011, the Company recorded an unrealized holding loss of approximately $2,802 as a component of accumulated other comprehensive income on the condensed consolidated balance sheet.
9. Share Based Awards
     Stock Options — A summary of stock option activity and related information for Cinemark Holdings, Inc. stock options that are held by the Company’s employees for the six months ended June 30, 2011 is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Grant Date	Intrinsic
	Options	Exercise Price	Fair Value	Value
Outstanding at December 31, 2010	140,356	$7.63	$3.51
Exercised	(58,190)	$7.63	$3.51

Outstanding at June 30, 2011	82,166	$7.63	$3.51	$1,075

Options exercisable at June 30, 2011	82,166	$7.63	$3.51	$1,075

     The total intrinsic value of options exercised during the six months ended June 30, 2011 was $699. The Company recognized a tax benefit of approximately $238 during the six months ended June 30, 2011 related to these option exercises.
     As of June 30, 2011, there was no remaining unrecognized compensation expense related to outstanding stock options as all outstanding options fully vested on April 2, 2009. Options outstanding at June 30, 2011 have an average remaining contractual life of approximately three years.
     Restricted Stock — During the six months ended June 30, 2011, Cinemark Holdings, Inc. granted 424,436 shares of restricted stock to directors of Cinemark Holdings, Inc. and employees of the Company. The fair values of the restricted stock granted was determined based on the market values of Cinemark Holdings, Inc.’s common stock on

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
the dates of grant, which ranged from $19.35 to $20.71 per share. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock awards. The restricted stock granted to the Cinemark Holdings, Inc.’s directors vests over one year based on continued service. The restricted stock granted to the Company’s employees vests over four years based on continued service. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however the sale and transfer of the restricted shares is prohibited during the restriction period.
     Below is a summary of restricted stock activity for the six months ended June 30, 2011:

		Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at December 31, 2010	1,254,691	$14.60
Granted	424,436	$19.45
Forfeited	(853)	$12.89
Vested	(288,204)	$10.84
Canceled	(4,613)	$18.35

Outstanding at June 30, 2011	1,385,457	$16.85

Unvested restricted stock at June 30, 2011	1,385,457	$16.85

     The Company recorded compensation expense of $2,758 and $1,753 and Cinemark Holdings, Inc. recorded an additional $316 and $381, respectively, related to restricted stock awards during the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, the remaining unrecognized compensation expense related to restricted stock awards was $17,205 and the weighted average period over which this remaining compensation expense will be recognized is approximately three years. Upon vesting, the Company receives an income tax deduction. The total fair value of shares that vested during the six months ended June 30, 2011 was $5,658. The Company recognized a tax benefit of approximately $2,188 during the six months ended June 30, 2011 related to these vested shares.
     Restricted Stock Units — During the six months ended June 30, 2011, Cinemark Holdings, Inc. granted restricted stock units representing 153,727 hypothetical shares of common stock to employees of the Company. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the three fiscal year period ending December 31, 2013 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the three year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the three year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the three year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. All payouts of restricted stock units that vest will be subject to an additional service requirement and will be paid in the form of common stock if the participant continues to provide services through March 31, 2015, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.
     Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the six months ended June 30, 2011 at each of the three target levels of financial performance (excluding forfeiture assumptions):

	Number of
	Shares	Value at
	Vesting	Grant
at IRR of at least 8.5%	51,239	$991
at IRR of at least 10.5%	102,488	$1,983
at IRR of at least 12.5%	153,727	$2,975

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Due to the fact that the IRR for the three year performance period could not be determined at the time of grant, the Company estimated that the most likely outcome is the achievement of the mid-point IRR level. The fair value of the restricted stock unit awards was determined based on the market value of Cinemark Holdings, Inc.’s common stock on the date of grant, which was $19.35 per share. The Company assumed a forfeiture rate of 5% for the restricted stock unit awards. If during the service period, additional information becomes available to lead the Company to believe a different IRR level will be achieved for the three year performance period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis over the remaining service period.
     No restricted stock unit awards have vested. There were no forfeitures of restricted stock unit awards during the six months ended June 30, 2011. The Company recorded compensation expense of $1,498 and $1,120 related to restricted stock unit awards during the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $6,816. The weighted average period over which this remaining compensation expense will be recognized is approximately two years. As of June 30, 2011, the Company had restricted stock units outstanding that represented a total of 1,037,770 hypothetical shares of common stock, net of actual cumulative forfeitures of 19,918 units, assuming the maximum IRR of at least 12.5% is achieved for all of the grants.
10. Interest Rate Swap Agreements
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
     The valuation technique used to determine fair value is the income approach and under this approach, the Company uses projected future interest rates as provided by counterparties to the interest rate swap agreements and the fixed rates that the Company is obligated to pay under these agreements. Therefore, the Company’s measurements use significant unobservable inputs, which fall in Level 3 of the U.S. GAAP hierarchy as defined by FASB ASC Topic 820-10-35. There were no changes in valuation techniques during the period and no transfers in or out of Level 3. See Note 13 for a summary of unrealized gains or losses recorded in accumulated other comprehensive income and earnings.
     Below is a summary of the Company’s current interest rate swap agreements designated as hedge agreements as of June 30, 2011:

							Estimated
	Amount		Effective	Pay	Receive	Expiration	Fair Value at
Category	Hedged		Date	Rate	Rate	Date	June 30, 2011
Interest Rate Swap Assets
	$175,000		December 2010	1.4000%	1-Month LIBOR	September 2015	$1,500
	$175,000		December 2010	1.3975%	1-Month LIBOR	September 2015	1,443

							$2,943

Interest Rate Swap Liabilities
	$106,632	(3)	August 2007	4.9220%	3-Month LIBOR	August 2012	$(6,415)
	$149,285	(4)	November 2008	3.6300%	1-Month LIBOR	(1)	(4,537	) (2)

							$(10,952)

Total	$605,917

(1)	$85,310 of this swap expires November 2011 and $63,975 expires November 2012.

(2)	Approximately $1,266 is reflected in other current liabilities on the condensed consolidated balance sheet as of June 30, 2011.

(3)	An additional $18,368 of this original $125,000 swap is no longer designated as a hedge as a result of the prepayment of the unextended portion of the Company’s term loan debt.

(4)	An additional $25,715 of this original $175,000 swap is no longer designated as a hedge as a result of the prepayment of the unextended portion of the Company’s term loan debt. $14,690 of this additional amount expires November 2011 and $11,025 expires November 2012.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     During June 2011, the Company prepaid the remaining unextended portion of its term loan debt under its senior secured credit facility (see Note 3). As a result, the Company determined that a portion of the quarterly interest payments hedged by two of its current interest rate swap agreements and the quarterly interest payments related to its previously terminated interest rate swap agreement were probable not to occur and therefore reclassified approximately $2,760 of its accumulated other comprehensive loss related to these cash flow hedges to earnings, as a component of loss on early retirement of debt, during the three and six months ended June 30, 2011.
     The Company amortized approximately $2,259 and $2,317 to interest expense during the six months ended June 30, 2011 and 2010, respectively, related to a previously terminated interest rate swap agreement. The Company will amortize approximately $3,953 to interest expense for this terminated interest rate swap agreement over the next twelve months. See Note 13 for additional information about the Company’s fair value measurements related to its interest rate swap agreements.
11. Goodwill and Other Intangible Assets
     The Company’s goodwill was as follows:

	U.S.	International
	Operating	Operating
	Segment	Segment	Total
Balance at December 31, 2010 (1)	$948,026	$174,945	$1,122,971
Foreign currency translation adjustments	—	8,032	8,032

Balance at June 30, 2011 (1)	$948,026	$182,977	$1,131,003

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.
     The Company evaluates goodwill for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill might exceed its estimated fair value.
     The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. The Company considers the reporting unit to be each of its sixteen regions in the U.S. and each of its eight countries internationally (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit). Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluation performed during the fourth quarter of 2010. No events or changes in circumstances occurred during the six months ended June 30, 2011 that indicated that the carrying value of goodwill might exceed its estimated fair value.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Intangible assets consisted of the following:

			Foreign
			Currency
	Balance at		Translation	Balance at
	December 31,		Adjustments	June 30,
	2010	Amortization	and Other (1)	2011
Intangible assets with finite lives:
Gross carrying amount (2)	$64,319	$—	$(3,227)	$61,092
Accumulated amortization	(46,185)	(2,073)	2,786	(45,472)

Total net intangible assets with finite lives	$18,134	$(2,073)	$(441)	$15,620

Intangible assets with indefinite lives:
Tradename	311,070	—	692	311,762

Total intangible assets — net	$329,204	$(2,073)	$251	$327,382

(1)	During the six months ended June 30, 2011, the Company wrote off an intangible asset with a carrying value of approximately $549 associated with a screen advertising contract in Brazil that was terminated.

(2)	Consists of vendor contracts, favorable leases and other intangible assets.
     Estimated aggregate future amortization expense for intangible assets is as follows:

For the six months ended December 31, 2011	$1,626
For the twelve months ended December 31, 2012	2,715
For the twelve months ended December 31, 2013	2,437
For the twelve months ended December 31, 2014	1,902
For the twelve months ended December 31, 2015	1,799
Thereafter	5,141

Total	$15,620

12. Impairment of Long-Lived Assets
     The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.
     The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of approximately twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the six months ended June 30, 2010 and 2011. As of June 30, 2011, the estimated aggregate fair value of the long-lived assets impaired during the three months ended June 30, 2011 was approximately $84.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

United States theatre properties	$721	$2,494	$1,064	$2,841
International theatre properties	873	1,063	1,545	1,063

Subtotal	$1,594	$3,557	$2,609	$3,904

Intangible assets	—	1,131	—	1,131

Impairment of long-lived assets	$1,594	$4,688	$2,609	$5,035

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
Level 2 — other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and
Level 3 — unobservable and should be used to measure fair value to the extent that observable inputs are not available.
     Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of June 30, 2011:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities — current (see Note 10)	$(1,266)	$—	$—	$(1,266)
Interest rate swap liabilities — long term (see Note 10)	$(9,686)	$—	$—	$(9,686)
Interest rate swap assets — long term (see Note 10)	$2,943	$—	$—	$2,943
Investment in Real D (see Note 8)	$28,600	$28,600	$—	$—
     Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2010:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities — current (see Note 10)	$(2,928)	$—	$—	$(2,928)
Interest rate swap liabilities — long term (see Note 10)	$(13,042)	$—	$—	$(13,042)
Interest rate swap assets — long term (see Note 10)	$8,955	$—	$—	$8,955
Investment in Real D (see Note 8)	$27,993	$—	$27,993	$—

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Below is a reconciliation of the beginning and ending balance for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Liabilities		Assets
	2011	2010	2011	2010
Beginning balances — January 1	$(15,970)	$(18,524)	$8,955	$—
Total gain (loss) included in accumulated other comprehensive income	4,690	(733)	(6,012)	—
Total gain included in earnings	328	—	—	—

Ending balances — June 30	$(10,952)	$(19,257)	$2,943	$—

     There were no changes in valuation techniques during the period. The fair value measurement for the Company’s investment in Real D transferred from Level 2 to Level 1 during the six months ended June 30, 2011. Previous fair value estimates for the investment were based on Real D’s stock price, discounted to reflect the impact of a lock-up period to which the Company was subject. The lock-up period expired during January 2011; therefore, the fair value estimates for the investment subsequent to January 2011 were based on Real D’s stock price with no adjustments. There were no transfers in or out of Level 3 during the six months ended June 30, 2011.
14. Foreign Currency Translation
     The accumulated other comprehensive income account in stockholder’s equity of $28,181 and $53,444 at December 31, 2010 and June 30, 2011, respectively, includes the cumulative foreign currency adjustments of $34,248 and $57,966, respectively, from translating the financial statements of the Company’s international subsidiaries, and also includes the change in fair values of the Company’s interest rate swap agreements and the change in fair value of the Company’s available-for-sale securities.
     In 2010 and 2011, all foreign countries where the Company has operations were deemed non-highly inflationary and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive income.
     On June 30, 2011, the exchange rate for the Brazilian real was 1.57 reais to the U.S. dollar (the exchange rate was 1.67 reais to the U.S. dollar at December 31, 2010). As a result, the effect of translating the June 30, 2011 Brazilian financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income account as an increase in stockholder’s equity of $15,645. At June 30, 2011, the total assets of the Company’s Brazilian subsidiaries were U.S. $356,261.
     On June 30, 2011, the exchange rate for the Mexican peso was 11.80 pesos to the U.S. dollar (the exchange rate was 12.39 pesos to the U.S. dollar at December 31, 2010). As a result, the effect of translating the June 30, 2011 Mexican financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income account as an increase in stockholder’s equity of $4,023. At June 30, 2011, the total assets of the Company’s Mexican subsidiaries were U.S. $145,180.
     On June 30, 2011, the exchange rate for the Colombian peso was 1,783.00 pesos to the U.S. dollar (the exchange rate was 2,004.10 pesos to the U.S. dollar at December 31, 2010). As a result, the effect of translating the June 30, 2011 Colombian financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income account as an increase in stockholder’s equity of $2,542. At June 30, 2011, the total assets of the Company’s Colombian subsidiaries were U.S. $33,293.
     The effect of translating the June 30, 2011 financial statements of the Company’s other international subsidiaries, with local currencies other than the U.S. dollar, is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income account as an increase in stockholder’s equity of $1,022.
     During May 2011, the Company’s ownership in its Chilean subsidiary increased from 97.4% to 100% as a result of the Company’s purchase of the noncontrolling interests’ shares of Cinemark Chile. As part of this transaction, the Company recorded the amount of accumulated other comprehensive loss previously allocated to the noncontrolling

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
interest of $485, related to the translation of the Chilean financial statements into U.S. dollars, as an increase to accumulated other comprehensive income with an offsetting decrease to additional paid-in-capital. See Note 4.
15. Supplemental Cash Flow Information
     The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Six Months Ended
	June 30,
	2011	2010
Cash paid for interest	$53,402	$47,788
Cash paid for income taxes, net of refunds received	$4,223	$56,429
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$(1,245)	$97
Theatre properties acquired under capital lease	$535	$2,191
Change in fair market values of interest rate swap agreements, net of taxes	$(1,030)	$(456)
Investment in NCM — receipt of common units (see Note 6)	$9,302	$30,683
Investment in NCM — change of interest gain	$—	$271
Equipment contributed to DCIP (see Note 7)	$—	$18,090
Investment in Real D (see Note 8)	$3,402	$6,521
Change in fair market value of available-for-sale securities, net of taxes (see Note 8)	$(1,720)	$—
Capital contribution from Cinemark Holdings, Inc. as a result of Colombia Share Exchange	$—	$6,951

(1)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2010 and June 30, 2011 were $11,162 and $9,917, respectively.
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
     Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
U.S.	$444,479	$410,964	$775,345	$799,579
International	178,720	129,641	333,191	258,912
Eliminations	(2,606)	(1,236)	(4,807)	(2,491)

Total revenues	$620,593	$539,369	$1,103,729	$1,056,000

Adjusted EBITDA
U.S.	$110,462	$96,857	$179,545	$186,596
International	39,776	28,568	73,691	60,944

Total Adjusted EBITDA	$150,238	$125,425	$253,236	$247,540

Capital expenditures
U.S.	$27,977	$23,508	$39,445	$36,008
International	21,556	13,935	45,857	20,952

Total capital expenditures	$49,533	$37,443	$85,302	$56,960

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$41,397	$41,062	$66,990	$78,109
Add (deduct):
Income taxes	23,505	10,392	32,705	30,425
Interest expense (1)	29,777	28,605	59,067	54,615
Loss on early retirement of debt	4,945	—	4,945	—
Other (income) expense (2)	(443)	1,455	(5,473)	643
Depreciation and amortization(3)	39,897	34,915	79,037	69,006
Impairment of long-lived assets	1,594	4,688	2,609	5,035
Loss on sale of assets and other	5,694	1,191	6,166	4,358
Deferred lease expenses	870	914	1,650	1,697
Amortization of long-term prepaid rents	617	438	1,284	779
Share based awards compensation expense	2,385	1,765	4,256	2,873

Adjusted EBITDA	$150,238	$125,425	$253,236	$247,540

(1)	Includes amortization of debt issue costs.

(2)	Includes interest income, foreign currency exchange gain and equity in income (loss) of affiliates and excludes distributions from NCM. Distributions from NCM are reported entirely within the U.S. operating segment.

(3)	Includes amortization of favorable/unfavorable leases.
     Financial Information About Geographic Areas
     The Company has operations in the U.S., Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala, which are reflected in the condensed consolidated financial statements. Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2011	2010	2011	2010

U.S.	$444,479	$410,964	$775,345	$799,579
Brazil	91,602	69,999	178,443	139,217
Mexico	21,575	17,715	37,492	35,097
Other foreign countries	65,543	41,927	117,256	84,598
Eliminations	(2,606)	(1,236)	(4,807)	(2,491)

Total	$620,593	$539,369	$1,103,729	$1,056,000

	June 30,	December 31,
Theatre Properties and Equipment-net	2011	2010

U.S.	$948,118	$972,358
Brazil	142,888	129,361
Mexico	48,335	43,127
Other foreign countries	78,880	70,600

Total	$1,218,221	$1,215,446

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
17. Related Party Transactions
     Prior to March 2010, the Company leased one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”) on a month-to-month basis. Plitt Plaza is indirectly owned by Lee Roy Mitchell, Cinemark Holdings, Inc.’s Chairman of the Board, who directly and indirectly owns approximately 10% of Cinemark Holdings, Inc.’s issued and outstanding shares of common stock. The Company closed this theatre during March 2010. The Company recorded $30 of facility lease and other operating expenses payable to Plitt Plaza joint venture during the six months ended June 30, 2010.
     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $57 and $50 of management fee revenues during the six months ended June 30, 2011 and 2010, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.
     The Company leases 20 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 21 leases, 17 have fixed minimum annual rent in an aggregate amount of approximately $21,044. The four leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. For the six months ended June 30, 2011 and 2010, the Company paid approximately $679 and $687, respectively, in percentage rent for these four leases.
     The Company has paid certain fees and expenses on behalf of its parent, Cinemark Holdings, Inc. and Cinemark Holdings, Inc. has paid income taxes on behalf of the Company. The net receivable from Cinemark Holdings, Inc. as of June 30, 2011 and December 31, 2010 was $7,286 and $6,728, respectively.
18. Income Taxes
      During the six months ended June 30, 2011, the Company had a reduction in its liabilities for uncertain tax positions and a reduction in its income tax expense of approximately $3,637 due to settlements and closures of various tax years. During the six months ended June 30, 2010 the Company had a reduction in its liabilities for uncertain tax positions of approximately $14,115 due to settlements and closures of various tax years. These settlements and closures also resulted in a reduction in income tax expense of approximately $8,882 for the six months ended June 30, 2010.
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
20. Subsequent Event – New Swap Agreement
     During July 2011, the Company entered into an interest rate swap agreement with an effective date of November 2011 and an approximate five year term. The interest rate swap agreement has been designated to hedge approximately $100,000 of the Company’s variable rate debt obligations under its senior secured credit facility for approximately five years. Under the terms of the agreement, the Company will pay a fixed rate of 1.715% on $100,000 of variable rate debt and will receive interest from the counterparty to the agreement at a variable rate based on the 1-month LIBOR.

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
21. Condensed Consolidating Financial Information of Subsidiary Guarantors
     As of June 30, 2011, the Company had outstanding $470,000 aggregate principal amount of 8.625% senior notes due 2019, or the Senior Notes, and $200,000 aggregate principal amount of 7.375% senior subordinated notes due 2021, or the Senior Subordinated Notes. The Senior Notes and the Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the following subsidiaries of Cinemark USA, Inc.:
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
     The following supplemental condensed consolidating financial information presents:
1.	Condensed consolidating balance sheet information as of December 31, 2010 and June 30, 2011, condensed consolidating statements of income information for the three and six months ended June 30, 2010 and 2011, and condensed consolidating statements of cash flows information for the six months ended June 30, 2010 and 2011.

2.	Cinemark USA, Inc. (the “Parent” and “Issuer”), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method of accounting and therefore, the Parent column reflects the equity income (loss) of its Guarantor Subsidiaries and Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Guarantor Subsidiaries and Non-Guarantor Subsidiaries column. Additionally, the Guarantor Subsidiaries column reflects the equity income (loss) of its Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Non-Guarantor Subsidiaries column.

3.	Elimination entries necessary to consolidate the Parent and all of its Subsidiaries

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
JUNE 30, 2011

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$54,702	$268,311	$227,906	$—	$550,919
Other current assets	44,109	35,868	35,521	(32,319)	83,179
Accounts receivable from parent or subsidiaries	168,530	—	—	(161,244)	7,286

Total current assets	267,341	304,179	263,427	(193,563)	641,384

Theatre properties and equipment — net	313,264	616,795	288,162	—	1,218,221

Investment in subsidiaries	1,340,294	504,306	—	(1,844,600)	—

Other assets	1,189,650	169,204	390,998	(98,647)	1,651,205

Total assets	$3,110,549	$1,594,484	$942,587	$(2,136,810)	$3,510,810

Liabilities and equity

Current liabilities

Current portion of long-term debt	$9,244	$—	$—	$—	$9,244
Current portion of capital lease obligations	1,748	5,411	683	—	7,842
Accounts payable and accrued expenses	100,895	68,845	105,396	(28,781)	246,355
Accounts payable to parent or subsidiaries	—	106,072	55,172	(161,244)	—

Total current liabilities	111,887	180,328	161,251	(190,025)	263,441

Long-term liabilities
Long-term debt, less current portion	1,567,990	—	27,626	(34,256)	1,561,360
Capital lease obligations, less current portion	31,193	91,964	6,345	—	129,502
Other long-term liabilities and deferrals	322,818	145,195	68,681	(67,931)	468,763

Total long-term liabilities	1,922,001	237,159	102,652	(102,187)	2,159,625

Commitments and contingencies

Equity
Cinemark USA, Inc.’s stockholder’s equity:
Common stock	49,543	457,372	167,765	(625,137)	49,543
Other stockholder’s equity	1,027,118	719,159	500,302	(1,219,461)	1,027,118

Total Cinemark USA, Inc. stockholder’s equity	1,076,661	1,176,531	668,067	(1,844,598)	1,076,661
Noncontrolling interests	—	466	10,617	—	11,083

Total equity	1,076,661	1,176,997	678,684	(1,844,598)	1,087,744

Total liabilities and equity	$3,110,549	$1,594,484	$942,587	$(2,136,810)	$3,510,810

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

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED JUNE 30, 2011

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$167,000	$283,016	$183,062	$(12,485)	$620,593

Cost of operations
Theatre operating expenses	134,885	188,030	134,790	(12,485)	445,220
General and administrative expenses	4,656	15,147	10,763	—	30,566
Depreciation and amortization	9,079	20,330	10,488	—	39,897
Impairment of long-lived assets	425	295	874	—	1,594
Loss on sale of assets and other	2,798	2,766	130	—	5,694

Total cost of operations	151,843	226,568	157,045	(12,485)	522,971

Operating income	15,157	56,448	26,017	—	97,622

Other income (expense)
Interest expense	(27,008)	(2,656)	(586)	473	(29,777)
Distributions from NCM	74	—	1,485	—	1,559
Equity in income (loss) of affiliates	55,078	20,640	(1,801)	(75,721)	(1,804)
Loss on early retirement of debt	(4,945)	—	—	—	(4,945)
Other income	50	520	2,150	(473)	2,247

Total other income	23,249	18,504	1,248	(75,721)	(32,720)

Income before income taxes	38,406	74,952	27,265	(75,721)	64,902
Income taxes	(2,393)	20,650	5,248	—	23,505

Net income	40,799	54,302	22,017	(75,721)	41,397
Less: Net income attributable to noncontrolling interests	—	31	567	—	598

Net income attributable to Cinemark USA, Inc.	$40,799	$54,271	$21,450	$(75,721)	$40,799

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
SIX MONTHS ENDED JUNE 30, 2011

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$293,218	$493,615	$340,387	$(23,491)	$1,103,729

Cost of operations
Theatre operating expenses	245,259	336,637	251,582	(23,491)	809,987
General and administrative expenses	9,369	30,027	19,722	—	59,118
Depreciation and amortization	18,213	40,824	20,000	—	79,037
Impairment of long-lived assets	659	405	1,545	—	2,609
Loss on sale of assets and other	3,149	2,957	60	—	6,166

Total cost of operations	276,649	410,850	292,909	(23,491)	956,917

Operating income	16,569	82,765	47,478	—	146,812

Other income (expense)
Interest expense	(53,500)	(5,343)	(1,186)	962	(59,067)
Distributions from NCM	1,566	—	9,856	—	11,422
Equity in income of affiliates	94,679	27,020	623	(121,688)	634
Loss on early retirement of debt	(4,945)	—	—	—	(4,945)
Other income	103	1,045	4,653	(962)	4,839

Total other income	37,903	22,722	13,946	(121,688)	(47,117)

Income before income taxes	54,472	105,487	61,424	(121,688)	99,695
Income taxes	(11,561)	29,835	14,431	—	32,705

Net income	66,033	75,652	46,993	(121,688)	66,990
Less: Net income attributable to noncontrolling interests	—	44	913	—	957

Net income attributable to Cinemark USA, Inc.	$66,033	$75,608	$46,080	$(121,688)	$66,033

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

CINEMARK USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
SIX MONTHS ENDED JUNE 30, 2011

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$66,033	$75,652	$46,993	$(121,688)	$66,990
Adjustments to reconcile net income to cash provided by operating activities	(58,746)	20,858	25,060	121,688	108,860
Changes in assets and liabilities	13,230	566	(6,670)	—	7,126

Net cash provided by operating activities	20,517	97,076	65,383	—	182,976

Investing activities
Additions to theatre properties and equipment	(22,727)	(16,250)	(46,325)	—	(85,302)
Proceeds from sale of theatre properties and equipment	837	2,209	1,425	—	4,471
Net transactions with affiliates	1,103	2,555	—	(3,658)	—
Investment in joint venture — DCIP and other	(8)	—	(985)	—	(993)

Net cash used for investing activities	(20,795)	(11,486)	(45,885)	(3,658)	(81,824)

Financing activities
Dividends paid to parent	(47,500)	—	(1,139)	1,139	(47,500)
Payroll taxes paid as a result of restricted stock withholdings	—	(494)	—	—	(494)
Proceeds from issuance of senior subordinated notes	200,000	—	—	—	200,000
Repayments of other long-term debt	(162,254)	—	—	—	(162,254)
Net changes in intercompany notes	—	—	(2,519)	2,519	—
Payments on capital leases	(799)	(2,445)	(251)	—	(3,495)
Payment of debt issue costs	(4,521)	—	—	—	(4,521)
Purchase of noncontrolling interest in Cinemark Chile	—	—	(1,443)	—	(1,443)
Other	—	—	(1,101)	—	(1,101)

Net cash used for financing activities	(15,074)	(2,939)	(6,453)	3,658	(20,808)

Effect of exchange rate changes on cash and cash equivalents	—	—	5,810	—	5,810

Increase (decrease) in cash and cash equivalents	(15,352)	82,651	18,855	—	86,154
Cash and cash equivalents:
Beginning of year	70,054	185,660	209,051	—	464,765

End of year	$54,702	$268,311	$227,906	$—	$550,919

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
     We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. As of June 30, 2011, we managed our business under two reportable operating segments — U.S. markets and international markets. See Note 16 to our condensed consolidated financial statements.
     We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing promotions and electronic video games located in some of our theatres. Our contracts with NCM have assisted us in expanding our offerings to domestic advertisers and broadening ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of our domestic theatres for alternative entertainment, such as live and pre-recorded concert events, the opera, sports programs and other cultural events. Films leading the box office during the six months ended June 30, 2011 included Rio, Fast Five, Thor, Pirates of the Caribbean: On Stranger Tides, The Hangover Part II, Kung Fu Panda 2: The Kaboom of Doom, Cars 2, X Men: First Class, Super 8, Bridesmaids and Transformers: Dark of the Moon. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Films scheduled for release during the remainder of 2011 include Harry Potter and the Deathly Hallows: Part 2, Twilight: Breaking Dawn Part One, Captain America: The First Avenger, Cowboys and Aliens, Rise of the Planet of the Apes, Puss in Boots, Happy Feet 2, Mission: Impossible — Ghost Protocol, Sherlock Holmes 2 and Alvin and the Chipmunks: Chipwrecked, among other films.
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
Recent Developments
      During July 2011, we entered into an interest rate swap agreement with an effective date of November 2011 and an approximate five year term. The interest rate swap agreement has been designated to hedge approximately $100 million of our variable rate debt obligations under our senior secured credit facility for approximately five years. Under the terms of the agreement, we will pay a fixed rate of 1.715% on $100 million of variable rate debt and will receive interest from the counterparty to the agreement at a variable rate based on the 1-month LIBOR.

Results of Operations
     The following table sets forth, for the periods indicated, certain operating data and the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating data (in millions):
Revenues
Admissions	$405.9	$353.1	$717.6	$696.1
Concession	189.3	165.2	336.0	318.3
Other	25.4	21.1	50.1	41.6

Total revenues	$620.6	$539.4	$1,103.7	$1,056.0
Cost of operations
Film rentals and advertising	222.6	193.5	387.8	382.3
Concession supplies	29.6	24.5	52.9	46.9
Salaries and wages	58.0	56.3	108.1	108.8
Facility lease expense	69.4	62.0	135.8	124.7
Utilities and other	65.6	57.7	125.4	112.9
General and administrative expenses	30.6	24.5	59.1	49.5
Depreciation and amortization	39.9	34.9	79.0	69.0
Impairment of long-lived assets	1.6	4.6	2.6	5.0
Loss on sale of assets and other	5.7	1.2	6.2	4.4

Total cost of operations	523.0	459.2	956.9	903.5

Operating income	$97.6	$80.2	$146.8	$152.5

Operating data as a percentage of total revenues:
Revenues
Admissions	65.4%	65.5%	65.0%	65.9%
Concession	30.5%	30.6%	30.5%	30.1%
Other	4.1%	3.9%	4.5%	4.0%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	54.8%	54.8%	54.0%	54.9%
Concession supplies	15.6%	14.8%	15.7%	14.7%
Salaries and wages	9.4%	10.4%	9.8%	10.3%
Facility lease expense	11.2%	11.5%	12.3%	11.8%
Utilities and other	10.6%	10.7%	11.4%	10.7%
General and administrative expenses	5.0%	4.5%	5.4%	4.7%
Depreciation and amortization	6.4%	6.5%	7.1%	6.5%
Impairment of long-lived assets	0.3%	0.9%	0.2%	0.5%
Loss on sale of assets and other	0.9%	0.2%	0.6%	0.4%
Total cost of operations	84.3%	85.1%	86.7%	85.6%
Operating income	15.7%	14.9%	13.3%	14.4%

Average screen count (month end average)	4,967	4,897	4,955	4,895

Revenues per average screen (dollars)	$124,950	$110,154	$222,731	$215,730

(1)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended June 30, 2011 and 2010
     Revenues. Total revenues increased $81.2 million to $620.6 million for the three months ended June 30, 2011 (“second quarter of 2011”) from $539.4 million for the three months ended June 30, 2010 (“second quarter of 2010”), representing a 15.1% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
			%			%			%
	2011	2010	Change	2011	2010	Change	2011	2010	Change
Admissions revenues (1)	$291.3	$269.2	8.2%	$114.6	$83.9	36.6%	$405.9	$353.1	15.0%
Concession revenues (1)	$139.9	$129.6	7.9%	$49.4	$35.6	38.8%	$189.3	$165.2	14.6%
Other revenues (1) (2)	$10.7	$11.0	(2.7)%	$14.7	$10.1	45.5%	$25.4	$21.1	20.4%
Total revenues (1) (2)	$441.9	$409.8	7.8%	$178.7	$129.6	37.9%	$620.6	$539.4	15.1%
Attendance (1)	43.9	41.6	5.5%	22.2	18.6	19.4%	$66.1	60.2	9.8%
Revenues per average screen (2)	$115,214	$107,077	7.6%	$157,950	$121,159	30.4%	$124,950	$110,154	13.4%

(1)	Amounts in millions.

(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 16 of our condensed consolidated financial statements.
•	Consolidated. The increase in admissions revenues of $52.8 million was attributable to a 9.8% increase in attendance and a 4.6% increase in average ticket price from $5.87 for the second quarter of 2010 to $6.14 for the second quarter of 2011. The increase in concession revenues of $24.1 million was attributable to the 9.8% increase in attendance and a 4.4% increase in concession revenues per patron from $2.74 for the second quarter of 2010 to $2.86 for the second quarter of 2011. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the favorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The 20.4% increase in other revenues was primarily due to increases in international ancillary revenue and the favorable impact of exchange rates in certain countries in which we operate.

•	U.S. The increase in admissions revenues of $22.1 million was attributable to a 5.5% increase in attendance and a 2.6% increase in average ticket price from $6.47 for the second quarter of 2010 to $6.64 for the second quarter of 2011. The increase in concession revenues of $10.3 million was attributable to the 5.5% increase in attendance and a 2.2% increase in concession revenues per patron from $3.12 for the second quarter of 2010 to $3.19 for the second quarter of 2011. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases. The increase in concession revenues per patron was primarily due to price increases.

•	International. The increase in admissions revenues of $30.7 million was attributable to a 19.4% increase in attendance and a 14.4% increase in average ticket price from $4.51 for the second quarter of 2010 to $5.16 for the second quarter of 2011. The increase in concession revenues of $13.8 million was attributable to the 19.4% increase in attendance and a 16.8% increase in concession revenues per patron from $1.91 for the second quarter of 2010 to $2.23 for the second quarter of 2011. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the favorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The 45.5% increase in other revenues was primarily due to increases in ancillary revenue and the favorable impact of exchange rates in certain countries in which we operate.

     Cost of Operations. The table below summarizes certain of our year-over-year theatre operating costs by reportable operating segment (in millions).

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010
Film rentals and advertising	$163.8	$150.7	$58.8	$42.8	$222.6	$193.5
Concession supplies	17.6	15.6	12.0	8.9	29.6	24.5
Salaries and wages	43.8	44.7	14.2	11.6	58.0	56.3
Facility lease expense	46.3	45.1	23.1	16.9	69.4	62.0
Utilities and other	44.6	40.5	21.0	17.2	65.6	57.7
•	Consolidated. Film rentals and advertising costs were $222.6 million for the second quarter of 2011 compared to $193.5 million for the second quarter of 2010, both representing 54.8% of admissions revenues. The increase in film rentals and advertising costs of $29.1 million was due to the $52.8 million increase in admissions revenues. Concession supplies expense was $29.6 million, or 15.6% of concession revenues, for the second quarter of 2011 compared to $24.5 million, or 14.8% of concession revenues, for the second quarter of 2010. The increase in the concession supplies rate was primarily due to increases in inventory procurement costs and the increased weighting of our international segment.

Salaries and wages increased to $58.0 million for the second quarter of 2011 from $56.3 million for the second quarter of 2010 primarily due to increases in our international segment. Facility lease expense increased to $69.4 million for the second quarter of 2011 from $62.0 million for the second quarter of 2010 primarily due to new theatre openings, increased percentage rent due to increased revenues and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $65.6 million for the second quarter of 2011 from $57.7 million for the second quarter of 2010 primarily due to new theatre openings, increased expenses related to digital and 3-D equipment, increased utility expenses and the impact of exchange rates in certain countries in which we operate.

•	U.S. Film rentals and advertising costs were $163.8 million, or 56.2% of admissions revenues, for the second quarter of 2011 compared to $150.7 million, or 56.0% of admissions revenues, for the second quarter of 2010. The increase in film rentals and advertising costs of $13.1 million was primarily due to the $22.1 million increase in admissions revenues. Concession supplies expense was $17.6 million, or 12.6% of concession revenues, for the second quarter of 2011 compared to $15.6 million, or 12.0% of concession revenues, for the second quarter of 2010. The increase in the concession supplies rate was primarily due to increases in inventory procurement costs.

Salaries and wages decreased to $43.8 million for the second quarter of 2011 from $44.7 million for the second quarter of 2010 primarily due to operating efficiencies achieved with reduced staffing levels. Facility lease expense increased to $46.3 million for the second quarter of 2011 from $45.1 million for the second quarter of 2010 primarily due to new theatre openings. Utilities and other costs increased to $44.6 million for the second quarter of 2011 from $40.5 million for the second quarter of 2010 primarily due to increased expenses related to digital equipment.

•	International. Film rentals and advertising costs were $58.8 million, or 51.3% of admissions revenues, for the second quarter of 2011 compared to $42.8 million, or 51.0% of admissions revenues, for the second quarter of 2010. The increase in film rentals and advertising costs of $16.0 million was primarily due to the $30.7 million increase in admissions revenues. Concession supplies expense was $12.0 million, or 24.3% of concession revenues, for the second quarter of 2011 compared to $8.9 million, or 25.0% of concession revenues, for the second quarter of 2010. The increase in concession supplies expense of $3.1 million was primarily due to the $13.8 million increase in concession revenues.

Salaries and wages increased to $14.2 million for the second quarter of 2011 from $11.6 million for the second quarter of 2010 primarily due to new theatre openings, increased wage rates, increased staffing levels to support the 19.4% increase in attendance and the impact of exchange rates in certain countries in which we operate. Facility lease expense increased to $23.1 million for the second quarter of 2011 from $16.9 million for the second quarter of 2010 primarily due to new theatre openings, increased percentage rent due to increased revenues and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $21.0 million for the second quarter of 2011 from $17.2 million for the second quarter of 2010 primarily due to new theatre openings, increased expenses related to 3-D equipment, increased utility expenses and the impact of exchange rates in certain countries in which we operate.

     General and Administrative Expenses. General and administrative expenses increased to $30.6 million for the second quarter of 2011 from $24.5 million for the second quarter of 2010. The increase was primarily due to increased salaries, increased share based awards compensation expense, increased professional fees, increased credit card service charges and the impact of exchange rates in certain countries in which we operate.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable/unfavorable leases, was $39.9 million during the second quarter of 2011 compared to $34.9 million during the second quarter of 2010. The increase was primarily related to new theatre openings and the impact of exchange rates in certain countries in which we operate.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $1.6 million during the second quarter of 2011 compared to $4.6 million during the second quarter of 2010. Impairment charges for the second quarter of 2011 consisted of U.S. and international theatre properties, impacting eight of our twenty-four reporting units. Impairment charges for the second quarter of 2010 consisted of $3.5 million of theatre properties, impacting ten of our twenty-four reporting units, and $1.1 million of intangible assets associated with Mexico theatre properties. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 12 to our condensed consolidated financial statements.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $5.7 million during the second quarter of 2011 compared to $1.2 million during the second quarter of 2010. The loss recorded during the second quarter of 2011 included a loss of approximately $2.3 million related to a settlement for a previously terminated interest rate swap agreement, a loss of $1.0 million related to the sale of digital projection systems to DCIP, a loss of $0.5 million for the write-off of an intangible asset associated with a screen advertising contract in Brazil that was terminated during the period, and the write-off of theatre properties and equipment as a result of theatre remodels.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $29.8 million during the second quarter of 2011 compared to $28.6 million during the second quarter of 2010. The increase was primarily due to the refinancing of the unextended portion of our term loan debt outstanding in June 2011 with 7.375% senior subordinated notes due 2021. See Note 3 to our condensed consolidated financial statements for further discussion of our long-term debt.
     Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of $4.9 million during the second quarter of 2011 related to the prepayment of approximately $157.2 million of the unextended portion of our term loan debt. The loss included the write-off of $2.2 million of unamortized debt issue costs related to the portion of the term loan debt that was prepaid and the reclassification of $2.7 million from accumulated other comprehensive loss to earnings as a result of our determination that quarterly interest payments hedged by certain of our interest rate swap agreements are no longer probable to occur. See Note 3 to our condensed consolidated financial statements for further discussion of our long-term debt and Note 10 to our condensed consolidated financial statements for discussion of our interest rate swap agreements.
     Distributions from NCM. We recorded distributions from NCM of $1.6 million during the second quarter of 2011 compared to $1.3 million during the second quarter of 2010, which were in excess of the carrying value of our Tranche 1 investment. See Note 6 to our condensed consolidated financial statements.
     Equity in Loss of Affiliates. We recorded equity in loss of affiliates of $1.8 million during the second quarter of 2011 compared to $3.2 million during the second quarter of 2010. The equity in loss of affiliates recorded during the second quarter of 2011 primarily consisted of a loss of approximately $2.0 million related to our equity investment in DCIP (see Note 7 to our condensed consolidated financial statements) offset by income of approximately $0.2 million related to our equity investment in NCM (see Note 6 to our condensed consolidated financial statements). The equity in loss of affiliates recorded during the second quarter of 2010 primarily consisted of a loss of approximately $3.4 million related to our equity investment in DCIP offset by income of approximately $0.2 million related to our equity investment in NCM.
     Income Taxes. Income tax expense of $23.5 million was recorded for the second quarter of 2011 compared to $10.4 million for the second quarter of 2010. The effective tax rate was 36.2% for the second quarter of 2011 compared to 20.2% for the second quarter of 2010. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

During the second quarter of 2010, the Company reduced its liabilities for uncertain tax positions due to the settlements and closures of various tax years, which resulted in a tax benefit of approximately $8.0 million.
Six months ended June 30, 2011 and 2010
     Revenues. Total revenues increased $47.7 million to $1,103.7 million for the six months ended June 30, 2011 (“the 2011 period”) from $1,056.0 million for the six months ended June 30, 2010 (“the 2010 period”), representing a 4.5% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
			%			%			%
	2011	2010	Change	2011	2010	Change	2011	2010	Change
Admissions revenues (1)	$504.9	$528.5	(4.5)%	$212.7	$167.6	26.9%	$717.6	$696.1	3.1%
Concession revenues (1)	$244.7	$248.1	(1.4)%	$91.3	$70.2	30.1%	$336.0	$318.3	5.6%
Other revenues (1) (2)	$21.0	$20.5	2.4%	$29.1	$21.1	37.9%	$50.1	$41.6	20.4%
Total revenues (1) (2)	$770.6	$797.1	(3.3)%	$333.1	$258.9	28.7%	$1,103.7	$1,056.0	4.5%
Attendance (1)	77.3	81.2	(4.8)%	42.6	37.5	13.6%	119.9	118.7	1.0%
Revenues per average screen (2)	$201,222	$208,272	(3.4)%	$295,869	$242,459	22.0%	$222,731	$215,730	3.3%

(1)	Amounts in millions.

(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 16 of our condensed consolidated financial statements.
•	Consolidated. The increase in admissions revenues of $21.5 million was attributable to a 1.0% increase in attendance and a 2.0% increase in average ticket price from $5.86 for the 2010 period to $5.98 for the 2011 period. The increase in concession revenues of $17.7 million was attributable to the 1.0% increase in attendance and a 4.5% increase in concession revenues per patron from $2.68 for the 2010 period to $2.80 for the 2011 period. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to price increases and the impact of exchange rates in certain countries in which we operate. The 20.4% increase in other revenues was primarily due to increases in international ancillary revenue and the impact of exchange rates in certain countries in which we operate.

•	U.S. The decrease in admissions revenues of $23.6 million was primarily attributable to a 4.8% decrease in attendance. The average ticket price was $6.51 for the 2010 period compared to $6.53 for the 2011 period. The decrease in concession revenues of $3.4 million was attributable to the 4.8% decrease in attendance, partially offset by a 3.6% increase in concession revenues per patron from $3.06 for the 2010 period to $3.17 for the 2011 period. The increase in concession revenues per patron was primarily due to price increases.

•	International. The increase in admissions revenues of $45.1 million was attributable to a 13.6% increase in attendance and an 11.6% increase in average ticket price from $4.47 for the 2010 period to $4.99 for the 2011 period. The increase in concession revenues of $21.1 million was attributable to the 13.6% increase in attendance and a 14.4% increase in concession revenues per patron from $1.87 for the 2010 period to $2.14 for the 2011 period. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to price increases and the impact of exchange rates in certain countries in which we operate.

     Cost of Operations. The table below summarizes certain of our year-over-year theatre operating costs by reportable operating segment (in millions).

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010
Film rentals and advertising	$280.0	$299.2	$107.8	$83.1	$387.8	$382.3
Concession supplies	30.2	29.5	22.7	17.4	52.9	46.9
Salaries and wages	81.7	87.1	26.4	21.7	108.1	108.8
Facility lease expense	92.0	90.8	43.8	33.9	135.8	124.7
Utilities and other	84.5	80.1	40.9	32.8	125.4	112.9
•	Consolidated. Film rentals and advertising costs were $387.8 million, or 54.0% of admissions revenues, for the 2011 period compared to $382.3 million, or 54.9% of admissions revenues, for the 2010 period. The increase in film rentals and advertising costs of $5.5 million was due to the $21.5 million increase in admissions revenues, which contributed $11.8 million, partially offset by a decrease in our film rentals and advertising rate, which contributed $6.3 million. The decrease in the film rentals and advertising rate was primarily due to lower film rental rates in the U.S. segment. Concession supplies expense was $52.9 million, or 15.7% of concession revenues, for the 2011 period, compared to $46.9 million, or 14.7% of concession revenues, for the 2010 period. The increase in the concession supplies rate was primarily due to increases in inventory procurement costs and the increased weighting of our international segment.

Salaries and wages were $108.1 million for the 2011 period compared to $108.8 million for the 2010 period. Facility lease expense increased to $135.8 million for the 2011 period from $124.7 million for the 2010 period primarily due to new theatre openings, increased percentage rent and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $125.4 million for the 2011 period from $112.9 million for the 2010 period primarily due to new theatre openings, increased expenses related to digital and 3-D equipment, increased utility expenses and the impact of exchange rates in certain countries in which we operate.

•	U.S. Film rentals and advertising costs were $280.0 million, or 55.5% of admissions revenues for the 2011 period compared to $299.2 million, or 56.6% of admissions revenues, for the 2010 period. The decrease in film rentals and advertising costs of $19.2 million was due to the $23.6 million decrease in admissions revenues, which contributed $13.3 million and a decrease in our film rentals and advertising rate, which contributed $5.9 million. The decrease in the film rentals and advertising rate was primarily due to fewer blockbuster films during the 2011 period. Concession supplies expense was $30.2 million, or 12.3% of concession revenues, for the 2011 period, compared to $29.5 million, or 11.9% of concession revenues, for the 2010 period. The increase in concession supplies expense was primarily due to increased inventory procurement costs.

Salaries and wages decreased to $81.7 million for the 2011 period from $87.1 million for the 2010 period primarily due to a reduction in staffing levels due to the 4.8% decline in attendance. Facility lease expense increased to $92.0 million for the 2011 period from $90.8 million for the 2010 period primarily due to new theatre openings. Utilities and other costs increased to $84.5 million for the 2011 period from $80.1 million for the 2010 period primarily due to new theatre openings and increased expenses related to digital equipment.

•	International. Film rentals and advertising costs were $107.8 million, or 50.7% of admissions revenues, for the 2011 period compared to $83.1 million, or 49.6% of admissions revenues, for the 2010 period. The increase in film rentals and advertising costs of $24.7 million was due to the $45.1 million increase in admissions revenues, which contributed $22.4 million and an increase in our film rentals and advertising rate, which contributed $2.3 million. Concession supplies expense was $22.7 million, or 24.9% of concession revenues, for the 2011 period compared to $17.4 million, or 24.8% of concession revenues, for the 2010 period. The increase in concession supplies expense of $5.3 million was primarily due to the $21.1 million increase in concession revenues.

Salaries and wages increased to $26.4 million for the 2011 period from $21.7 million for the 2010 period primarily due to new theatre openings, increased wage rates, increased staffing levels to support the 13.6% increase in attendance and the impact of exchange rates in certain countries in which we operate. Facility lease expense increased to $43.8 million for the 2011 period from $33.9 million for the 2010 period primarily due to new theatre openings, increased percentage rent due to increased revenues and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $40.9 million for the 2011 period from $32.8 million for the 2010 period primarily due to new theatre openings, increased expenses related to 3-D equipment, increased utility expenses and the impact of exchange rates in certain countries in which we operate.
     General and Administrative Expenses. General and administrative expenses increased to $59.1 million for the 2011 period from $49.5 million for the 2010 period. The increase was primarily due to increased salaries, increased share based awards compensation expense, increased professional fees, increased credit card service charges and the impact of exchange rates in certain countries in which we operate.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable/unfavorable leases, was $79.0 million for the 2011 period compared to $69.0 million for the 2010 period. The increase was primarily related to new theatre openings, the impact of exchange rates in certain countries in which we operate and the impact of accelerated depreciation taken on our domestic 35 millimeter projection systems that are being replaced with digital projection systems, which began in March 2010. We recorded approximately $7.1 million of depreciation expense related to these 35 millimeter projection systems during the 2011 period compared to $3.7 million during the 2010 period.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $2.6 million for the 2011 period compared to $5.0 million for the 2010 period. Impairment charges for the 2011 period consisted of U.S. and international theatre properties, impacting thirteen of our twenty-four reporting units. Impairment charges for the 2010 period consisted of $3.9 million of theatre properties, impacting fifteen of our twenty-four reporting units, and $1.1 million of intangible assets associated with Mexico theatre properties. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 12 to our condensed consolidated financial statements.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $6.2 million during the 2011 period compared to $4.4 million during the 2010 period. The loss recorded during the 2011 period included a loss of $2.3 million related to a settlement for a previously terminated interest rate swap agreement, a loss of $1.0 million related to the sale of digital projection systems to DCIP, a loss of $0.5 million for the write-off of an intangible asset associated with a screen advertising contract in Brazil that was terminated during the 2011 period, and the write-off of theatre properties and equipment as a result of theatre remodels. The loss recorded during the 2010 period included $1.7 million that was recorded upon the contribution of digital projection systems to DCIP and an additional $0.3 million recorded upon the subsequent sale of digital projection systems to DCIP. See Note 7 to our condensed consolidated financial statements.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $59.1 million for the 2011 period compared to $54.6 million for the 2010 period. The increase was primarily due to the amendment and extension of a portion of our term loan debt during March 2010, which resulted in increased interest rates, and the refinancing of the unextended portion of our term loan debt outstanding in June 2011 with 7.375% senior subordinated notes due 2021. See Note 3 to our condensed consolidated financial statements for further discussion of our long-term debt.
     Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of $4.9 million during the 2011 period related to the prepayment of approximately $157.2 million of the unextended portion of our term loan debt. The loss included the write-off of $2.2 million of unamortized debt issue costs related to the portion of the term loan debt that was prepaid and the reclassification of $2.7 million from accumulated other comprehensive loss to earnings as a result of our determination that quarterly interest payments hedged by certain of our interest rate swap agreements are no longer probable to occur. See Note 3 to our condensed consolidated financial statements for further discussion of our long-term debt and Note 10 to our condensed consolidated financial statements for discussion of our interest rate swap agreements.

     Distributions from NCM. We recorded distributions from NCM of $11.4 million during the 2011 period and $11.3 million during the 2010 period, which were in excess of the carrying value of our Tranche 1 investment. See Note 6 to our condensed consolidated financial statements.
     Equity in Income (Loss) of Affiliates. We recorded equity in income of affiliates of $0.6 million during the 2011 period compared to an equity loss of $3.2 million during the 2010 period. The equity in income of affiliates recorded during the 2011 period primarily included income of approximately $1.1 million related to our equity investment in NCM (see Note 6 to our condensed consolidated financial statements), partially offset by a loss of approximately $0.3 million related to our equity investment in DCIP (see Note 7 to our condensed consolidated financial statements). The equity in loss of affiliates recorded during the 2010 period primarily included a loss of approximately $4.2 million related to our equity investment in DCIP, partially offset by income of approximately $1.0 million related to our equity investment in NCM.
     Income Taxes. Income tax expense of $32.7 million was recorded for the 2011 period compared to $30.4 million for the 2010 period. The effective tax rate was 32.8% for the 2011 period compared to 28.0% for the 2010 period. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate. Income tax expense for the 2011 period includes the impact of a reduction of our liabilities for uncertain tax positions due to settlements and closures of various tax years, which resulted in a tax benefit of approximately $3.6 million for the period. Income tax expense for the 2010 period includes the impact of certain discrete non-recurring items and the reduction of our liabilities for uncertain tax positions due to settlements and closures of various tax years, which resulted in a tax benefit of approximately $8.9 million.
Item 4. Controls and Procedures
Evaluation of the Effectiveness of Disclosure Controls and Procedures
     As of June 30, 2011, we carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Previously reported under “Business — Legal Proceedings” in the Company’s Annual Report on Form 10-K filed March 12, 2011.
Item 1A. Risk Factors
     There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Annual Report on Form 10-K filed March 12, 2011.
Item 5. Other Information
     As required by the Indenture governing the Company’s 8 5/8% senior notes and the Indenture governing the Company’s 7 3/8% senior subordinated notes, the Company has included in this filing, interim financial information for its subsidiaries that have been designated as unrestricted subsidiaries, as defined by the Indentures. As required by the Indentures, the Company has included a condensed consolidating balance sheet and condensed consolidating statements of income and cash flows for the Company and its subsidiaries. These supplementary schedules separately identify the Company’s restricted subsidiaries and unrestricted subsidiaries as required by the Indentures.
     Supplemental Schedules Specified by the Senior Notes Indenture and the Senior Subordinated Notes Indenture:

Page
Condensed Consolidating Balance Sheet Information as of June 30, 2011 (unaudited)	43
Condensed Consolidating Statement of Income Information for the six months ended June 30, 2011 (unaudited)	44
Condensed Consolidating Statement of Cash Flows Information for the six months ended June 30, 2011 (unaudited)	45

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2011
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$477,393	$73,526	$—	$550,919
Other current assets	115,973	(25,508)	—	90,465

Total current assets	593,366	48,018	—	641,384

Theatre properties and equipment, net	1,218,221	—	—	1,218,221

Other assets	1,594,707	83,517	(27,019)	1,651,205

Total assets	$3,406,294	$131,535	$(27,019)	$3,510,810

Liabilities and equity

Current liabilities
Current portion of long-term debt	$9,244	$—	$—	$9,244
Current portion of capital lease obligations	7,842	—	—	7,842
Accounts payable and accrued expenses	246,355	—	—	246,355

Total current liabilities	263,441	—	—	263,441

Long-term liabilities
Long-term debt, less current portion	1,561,360	—	—	1,561,360
Capital lease obligations, less current portion	129,502	—	—	129,502
Other long-term liabilities and deferrals	418,961	49,802	—	468,763

Total long-term liabilities	2,109,823	49,802	—	2,159,625

Commitments and contingencies

Equity	1,033,030	81,733	(27,019)	1,087,744

Total liabilities and equity	$3,406,294	$131,535	$(27,019)	$3,510,810

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
SIX MONTHS ENDED JUNE 30, 2011
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenues	$1,103,729	$—	$—	$1,103,729

Cost of operations
Theatre operating costs	809,987	—	—	809,987
General and administrative expenses	59,117	1	—	59,118
Depreciation and amortization	79,037	—	—	79,037
Impairment of long-lived assets	2,609	—	—	2,609
Loss on sale of assets and other	6,166	—	—	6,166

Total cost of operations	956,916	1	—	956,917

Operating income (loss)	146,813	(1)	—	146,812

Other income (expense)	(57,652)	10,535	—	(47,117)

Income before income taxes	89,161	10,534	—	99,695
Income taxes	28,776	3,929	—	32,705

Net income	60,385	6,605	—	66,990
Less: Net income attributable to noncontrolling interests	957	—	—	957

Net income attributable to Cinemark USA, Inc.	$59,428	$6,605	$—	$66,033

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net income	$60,385	$6,605	$—	$66,990
Adjustments to reconcile net income to cash provided by operating activities	106,659	2,201	—	108,860
Changes in assets and liabilities	404	6,722	—	7,126

Net cash provided by operating activities	167,448	15,528	—	182,976

Investing activities
Additions to theatre properties and equipment	(85,302)	—	—	(85,302)
Proceeds from sale of theatre properties and equipment	4,471	—	—	4,471
Investment in joint venture — DCIP and other	(8)	(985)	—	(993)

Net cash used for investing activities	(80,839)	(985)	—	(81,824)

Financing activities
Dividends paid to parent	(47,500)	—	—	(47,500)
Payroll taxes paid as a result of restricted stock withholdings	(494)	—	—	(494)
Payment of debt issue costs	(4,521)	—	—	(4,521)
Repayments of long-term debt	(162,254)	—	—	(162,254)
Proceeds from issuance of senior subordinated notes	200,000	—	—	200,000
Payments on capital leases	(3,495)	—	—	(3,495)
Other	(2,544)	—	—	(2,544)

Net cash used for financing activities	(20,808)	—	—	(20,808)

Effect of exchange rate changes on cash and cash equivalents	5,810	—	—	5,810

Increase in cash and cash equivalents	71,611	14,543	—	86,154
Cash and cash equivalents:
Beginning of year	405,782	58,983	—	464,765

End of year	$477,393	$73,526	$—	$550,919

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

Item 6. Exhibits

*31.1	Certification of Alan Stock, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Alan Stock, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the quarterly report on Form 10-Q of Cinemark USA, Inc. for the quarter ended June 30, 2011, filed August 12, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements tagged as block text.

*	filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK USA, INC.
Registrant

DATE: August 12, 2011

/s/Alan W. Stock
Alan W. Stock
Chief Executive Officer

/s/Robert Copple
Robert Copple
Chief Financial Officer

EXHIBIT INDEX

*31.1	Certification of Alan Stock, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Alan Stock, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the quarterly report on Form 10-Q of Cinemark USA, Inc. for the quarter ended June 30, 2011, filed August 12, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements tagged as block text.

*	filed herewith.