Form 10-Q
period 2012-06-30
CINEMARK USA INC /TX
filed 2012-08-10
CIK 885975

CINEMARK USA, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a)

AND (b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED

DISCLOSURE FORMAT

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were issued and outstanding.

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

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$524,268	$521,253
Inventories	12,495	11,284
Accounts receivable	65,964	54,757
Income tax receivable	3,797	17,786
Deferred tax asset	10,213	10,583
Prepaid expenses and other	10,495	11,300
Accounts receivable due from parent	4,526	—

Total current assets	631,758	626,963

Theatre properties and equipment	2,157,971	2,103,927
Less accumulated depreciation and amortization	915,276	865,077

Theatre properties and equipment, net	1,242,695	1,238,850

Other assets
Goodwill	1,151,179	1,150,637
Intangible assets – net	333,773	336,907
Investment in NCM	78,193	72,040
Investment in DCIP	16,202	12,798
Investment in marketable securities – RealD	18,293	9,709
Investments in and advances to affiliates	1,793	1,543
Long-term deferred tax asset	9,147	8,826
Deferred charges and other assets – net	63,839	63,980

Total other assets	1,672,419	1,656,440

Total assets	$3,546,872	$3,522,253

Liabilities and equity

Current liabilities
Current portion of long-term debt	$12,006	$12,145
Current portion of capital lease obligations	10,058	9,639
Income tax payable	5,467	6,506
Accounts payable and accrued expenses	261,909	275,960

Total current liabilities	289,440	304,250

Long-term liabilities
Long-term debt, less current portion	1,554,390	1,560,076
Capital lease obligations, less current portion	129,572	131,533
Deferred tax liability	161,602	162,449
Liability for uncertain tax positions	20,452	22,411
Deferred lease expenses	36,728	34,466
Deferred revenue – NCM	243,428	236,310
Other long-term liabilities	47,222	45,465

Total long-term liabilities	2,193,394	2,192,710

Commitments and contingencies (see Note 17)

Equity
Cinemark USA, Inc.’s stockholder’s equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49,543	49,543
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Additional paid-in-capital	1,183,960	1,176,535
Accumulated deficit	(116,970)	(163,632)
Accumulated other comprehensive loss	(39,544)	(23,682)

Total Cinemark USA, Inc.’s stockholder’s equity	1,052,756	1,014,531
Noncontrolling interests	11,282	10,762

Total equity	1,064,038	1,025,293

Total liabilities and equity	$3,546,872	$3,522,253

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues
Admissions	$418,073	$405,917	$791,866	$717,609
Concession	201,414	189,353	381,234	336,034
Other	30,119	25,323	55,324	50,086

Total revenues	649,606	620,593	1,228,424	1,103,729

Cost of operations
Film rentals and advertising	227,301	222,620	422,716	387,773
Concession supplies	31,787	29,628	60,238	52,910
Salaries and wages	62,349	58,029	120,841	108,108
Facility lease expense	71,614	69,367	140,176	135,793
Utilities and other	69,574	65,576	136,083	125,403
General and administrative expenses	35,383	30,566	68,944	59,118
Depreciation and amortization	36,341	39,897	73,157	79,037
Impairment of long-lived assets	311	1,594	496	2,609
Loss on sale of assets and other	469	5,694	1,305	6,166

Total cost of operations	535,129	522,971	1,023,956	956,917

Operating income	114,477	97,622	204,468	146,812

Other income (expense)
Interest expense	(31,375)	(29,777)	(63,508)	(59,067)
Interest income	493	1,724	2,260	3,493
Foreign currency exchange (loss) gain	(1,418)	523	447	1,346
Loss on early retirement of debt	—	(4,945)	—	(4,945)
Distributions from NCM	386	1,559	8,417	11,422
Equity in income (loss) of affiliates	988	(1,804)	2,778	634

Total other expense	(30,926)	(32,720)	(49,606)	(47,117)

Income before income taxes	83,551	64,902	154,862	99,695
Income taxes	31,056	23,505	59,177	32,705

Net income	$52,495	$41,397	$95,685	$66,990
Less: Net income attributable to noncontrolling interests	501	598	1,273	957

Net income attributable to Cinemark USA, Inc.	$51,994	$40,799	$94,412	$66,033

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$52,495	$41,397	$95,685	$66,990
Other comprehensive income, net of tax
Unrealized (loss) gain due to fair value adjustments on interest rate swap agreements, net of taxes of $399, $1,644, $24, and $292	(666)	(3,746)	44	(1,030)
Unrealized (loss) gain due to fair value adjustments on available-for-sale securities, net of taxes of $669, $353, $3,219, and $1,082	1,116	(3,043)	5,365	(1,720)
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreement	988	1,101	1,976	2,259
Foreign currency translation adjustment	(39,239)	16,030	(23,440)	23,380

Total other comprehensive income (loss), net of tax	(37,801)	10,342	(16,055)	22,889

Total comprehensive income, net of tax	14,694	51,739	79,630	89,879
Comprehensive income attributable to noncontrolling interests	(398)	(845)	(1,080)	(1,105)

Comprehensive income attributable to Cinemark USA, Inc.	$14,296	$50,894	$78,550	$88,774

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$95,685	$66,990

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	71,025	77,091
Amortization of intangible and other assets and unfavorable leases	2,132	1,946
Amortization of long-term prepaid rents	1,310	1,284
Amortization of debt issue costs	2,386	2,371
Amortization of deferred revenues, deferred lease incentives and other	(4,544)	(4,798)
Amortization of accumulated other comprehensive loss related to interest rate swap agreement	1,976	2,259
Fair value change in interest rate swap agreements not designated as hedges	(567)	(328)
Amortization of bond discount	456	417
Impairment of long-lived assets	496	2,609
Share based awards compensation expense	6,519	4,256
Loss on sale of assets and other	1,305	5,128
Loss on contribution and sale of digital projection systems to DCIP	—	1,038
Loss on early retirement of debt	—	4,945
Deferred lease expenses	2,330	1,650
Deferred income tax expenses	(3,993)	5,881
Equity in income of affiliates	(2,778)	(634)
Distributions from equity investees	2,803	2,835
Changes in assets and liabilities	(1,378)	7,126

Net cash provided by operating activities	175,163	182,066

Investing activities
Additions to theatre properties and equipment	(93,587)	(85,302)
Proceeds from sale of theatre properties and equipment	667	4,471
Acquisition of theatre in U.S.	(14,080)	—
Investment in DCIP and other	(406)	(993)

Net cash used for investing activities	(107,406)	(81,824)

Financing activities
Dividends paid to parent	(47,750)	(47,500)
Payroll taxes paid as a result of restricted stock withholdings	(3,263)	(494)
Repayments of long-term debt	(6,052)	(162,254)
Proceeds from issuance of senior subordinated notes	—	200,000
Payment of debt issue costs	—	(4,521)
Payments on capital leases	(4,598)	(3,495)
Purchase of noncontrolling interest in Cinemark Chile	—	(1,443)
Other	231	(191)

Net cash used for financing activities	(61,432)	(19,898)

Effect of exchange rate changes on cash and cash equivalents	(3,310)	5,810

Increase in cash and cash equivalents	3,015	86,154

Cash and cash equivalents:
Beginning of period	521,253	464,765

End of period	$524,268	$550,919

Supplemental information (see Note 14)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

1.	The Company and Basis of Presentation

Cinemark USA, Inc. and subsidiaries (the “Company”) is a leader in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the six months ended June 30, 2012.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. Majority-owned subsidiaries that the Company has control of are consolidated while those affiliates of which the Company owns between 20% and 50% and does not control are accounted for under the equity method. Those affiliates of which the Company owns less than 20% are generally accounted for under the cost method, unless the Company is deemed to have the ability to exercise significant influence over the affiliate, in which case the Company would account for its investment under the equity method. The results of these subsidiaries and affiliates are included in the condensed consolidated financial statements effective with their formation or from their dates of acquisition. Intercompany balances and transactions are eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2011, included in the Annual Report on Form 10-K filed March 14, 2012 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results to be achieved for the full year.

2.	New Accounting Pronouncements

There have been no new accounting pronouncements issued or effective through the six months ended June 30, 2012 that had or are expected to have an impact on the Company’s condensed consolidated financial statements.

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

As of June 30, 2012, there was approximately $901,266 outstanding under the term loan and no borrowings outstanding under the revolving credit line.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined in paragraph 10-35 of Financial Accounting Standards Board Accounting Standards Codification Topic 820 “Fair Value Measurement” (“FASB ASC Topic 820”). The carrying value of the Company’s long-term debt was $1,566,396 and $1,572,221 as of June 30, 2012 and December 31, 2011, respectively. The fair value of the Company’s long-term debt was $1,628,826 and $1,622,286 as of June 30, 2012 and December 31, 2011, respectively.

4.	Equity

Below is a summary of changes in stockholder’s equity attributable to Cinemark USA, Inc., noncontrolling interests and total equity for the six months ended June 30, 2012 and 2011:

	Cinemark USA, Inc. Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2012	$1,014,531	$10,762	$1,025,293
Share based awards compensation expense	6,519	—	6,519
Tax benefit related to restricted stock vesting	906	—	906
Dividends paid to parent	(47,750)	—	(47,750)
Dividends paid to noncontrolling interests	—	(560)	(560)
Net income	94,412	1,273	95,685
Fair value adjustments on interest rate swap agreements designated as hedges, net of taxes of $24	44	—	44
Amortization of accumulated other comprehensive loss on terminated swap agreement	1,976	—	1,976
Fair value adjustments on available-for-sale securities, net of taxes of $3,219	5,365	—	5,365
Foreign currency translation adjustment	(23,247)	(193)	(23,440)

Balance at June 30, 2012	$1,052,756	$11,282	$1,064,038

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Cinemark USA, Inc. Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2011	$1,029,100	$11,605	$1,040,705

Purchase of noncontrolling interests’ share of Chile subsidiary	(917)	(526)	(1,443)
Share based awards compensation expense	4,256	—	4,256
Tax benefit related to stock option exercises and restricted stock vesting	910	—	910
Dividends paid to parent	(47,500)	—	(47,500)
Dividends paid to noncontrolling interests	—	(1,101)	(1,101)
Write-off of accumulated other comprehensive loss related to cash flow	2,037	—	2,037
Net income	66,033	957	66,990
Fair value adjustments on interest rate swap agreements, net of taxes of $292	(1,030)	—	(1,030)
Amortization of accumulated other comprehensive loss on terminated swap agreement	2,259	—	2,259
Fair value adjustments on available-for-sale securities, net of taxes of $1,082	(1,720)	—	(1,720)
Foreign currency translation adjustment	23,232	148	23,380

Balance at June 30, 2011	$1,076,661	$11,083	$1,087,744

5.	Investment in National CineMedia

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment in NCM	Deferred Revenue	Distributions from NCM	Equity in Loss	Other Revenue	Cash Received
Balance as of January 1, 2012	$72,040	$(236,310)
Receipt of common units due to annual common unit adjustment	9,137	(9,137)	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(3,554)	3,554
Receipt of excess cash distributions	(1,836)	—	(5,494)	—	—	7,330
Receipt under tax receivable agreement	(967)	—	(2,923)	—	—	3,890
Equity in loss	(181)	—	—	181	—	—
Amortization of deferred revenue	—	2,019	—	—	(2,019)	—

Balance as of and for the period ended June 30, 2012	$78,193	$(243,428)	$(8,417)	$181	$(5,573)	$14,774

(1)

Amount includes the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $5,547.

During the six months ended June 30, 2012 and 2011, the Company recorded equity earnings (loss) of approximately $(181) and $1,072, respectively.

Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCM, Inc. and the Company, AMC Entertainment, Inc. and Regal Entertainment Group, which we refer to collectively as the Founding Members, annual adjustments to the common membership units are made primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each Founding Member. To account for the receipt of additional common units under the Common Unit Adjustment Agreement, the Company follows the guidance in FASB ASC 323-10-35-29 (formerly EITF 02-18, “Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition”) by analogy, which also refers to AICPA Technical Practice Aid 2220.14, which indicates that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. The Company concluded that the construction or acquisition of new theatres that has led to the common unit adjustments equates to making additional investments in NCM. The Company evaluated the receipt of the additional common units in NCM and the assets exchanged for these additional units and has determined that the right to use its incremental new screens would not be considered funding of prior losses. The Company accounts for these additional common units, which it refers to herein as its Tranche 2 Investment, as a separate investment than its Tranche 1 Investment. The common units received are recorded at fair value as an increase in the Company’s investment in NCM with an offset to deferred revenue. The deferred revenue is amortized over the remaining term of the ESA. The Company’s Tranche 2 Investment is accounted for following the equity method, with undistributed equity earnings related to its Tranche 2 Investment included as a component of earnings in equity in income of affiliates and distributions received related to its Tranche 2 Investment are recorded as a reduction of its investment basis. In the event that a common unit adjustment is determined to be a negative number, the Founding Member can elect to either transfer and surrender to NCM the number of common units equal to all or part of such Founding Member’s common unit adjustment or to pay to NCM an amount equal to such Founding Member’s common unit adjustment calculated in accordance with the Common Unit Adjustment Agreement. If the Company elects to surrender common units as part of a negative common unit adjustment, the Company would record a reduction to deferred revenue at the then fair value of the common units surrendered and a reduction of the Company’s Tranche 2 Investment at an amount equal to the weighted average cost for Tranche 2 common units, with the difference between the two values recorded as a gain or loss on sale of assets and other.

During March 2012, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company received an additional 598,724 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value as part of its Tranche 2 Investment with a corresponding adjustment to deferred revenue of approximately $9,137. The deferred revenue will be recognized over the remaining term of the ESA, which is approximately 24 years. As of June 30, 2012, the Company owned a total of 18,094,644 common units of NCM, representing an ownership interest of approximately 16%.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is summary financial information for NCM for the quarter ended March 29, 2012 (financial information was not yet available for the six months ended June 28, 2012).

Quarter Ended March 29, 2012
Gross revenues	$79,136
Operating income	$16,948
Net earnings	$3,151

6.	Investment in Digital Cinema Implementation Partners

On February 12, 2007, the Company, AMC Entertainment Inc. and Regal Entertainment Group entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “Agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. As of June 30, 2012, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP.

The Company has a variable interest in Kasima through the terms of its master equipment lease agreement; however, the Company has determined that it is not the primary beneficiary of Kasima, as the Company does not have the ability to direct the activities of Kasima that most significantly impact Kasima’s economic performance. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting. During the six months ended June 30, 2012 and 2011, the Company recorded equity income (loss) of approximately $2,997 and $(283), respectively, relating to this investment.

Below is a summary of changes in the Company’s investment in DCIP for the six months ended June 30, 2012:

Investment in DCIP
Balance as of January 1, 2012	$12,798
Cash contributions to DCIP	407
Equity in income	2,997

Balance as of June 30, 2012	$16,202

The digital projection systems that are leased from Kasima are under an operating lease with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, the Company pays minimum annual rent of one thousand dollars per digital projection system for the first six and a half years from the effective date of the agreement and minimum annual rent of three thousand dollars per digital projection system beginning at six and a half years from the effective date through the end of the lease term. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum. As of June 30, 2012, the Company had 3,461 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company recorded equipment lease expense of approximately $3,871 and $2,123 during the six months ended June 30, 2012 and 2011, respectively, which is included in utilities and other costs on the condensed consolidated statements of income.

The digital projection systems leased from Kasima have replaced a majority of the Company’s existing 35 millimeter projection systems in its U.S. theatres. Therefore, upon signing the Agreements, the Company began accelerating the depreciation of its 35 millimeter projection systems, based on the estimated replacement timeframe. The Company recorded depreciation expense of approximately $7,065 on its domestic 35 millimeter projection systems during the six months ended June 30, 2011. The Company’s domestic 35 millimeter projection systems became fully depreciated as of September 30, 2011.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

7.	Investment in Marketable Securities – RealD

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

As of June 30, 2012, the Company owned 1,222,780 shares in RealD, with an estimated fair value of $18,293, which is based on the closing price of RealD’s common stock on June 29, 2012, which falls under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. During the six months ended June 30, 2012, the Company recorded an unrealized holding gain of approximately $8,584, before taxes, as a component of accumulated other comprehensive loss on the condensed consolidated balance sheet.

8.	Share Based Awards

Stock Options – A summary of stock option activity and related information for Cinemark Holdings, Inc. stock options that are held by the Company’s employees for the six months ended June 30, 2012 is as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2012	82,166	$7.63
Exercised	(200)	$7.63

Outstanding at June 30, 2012	81,966	$7.63	$1,251

Options exercisable at June 30, 2012	81,966	$7.63	$1,251

There were no options granted or forfeited during the six months ended June 30, 2012. The total intrinsic value of options exercised during the six months ended June 30, 2012 was $3. As of June 30, 2012, there was no remaining unrecognized compensation expense related to outstanding stock options as all outstanding options fully vested on April 2, 2009. Options outstanding at June 30, 2012 have an average remaining contractual life of approximately two years.

Restricted Stock – During the six months ended June 30, 2012, Cinemark Holdings, Inc. granted 622,758 shares of restricted stock to directors of Cinemark Holdings, Inc. and employees of the Company. The fair value of the restricted stock granted was determined based on the market value of the Company’s common stock on the dates of grant, which ranged from $21.63 to $22.08 per share. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock awards. Certain of the restricted stock granted to employees vests over three years based on continued service and the remaining restricted stock granted to employees vests over four years based on continued service. The restricted stock granted to the directors vests over one year based on continued service. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however the sale and transfer of the restricted shares is prohibited during the restriction period.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of restricted stock activity for the six months ended June 30, 2012:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	1,384,390	$16.85
Granted	622,758	$21.63
Vested	(449,522)	$16.77

Outstanding at June 30, 2012	1,557,626	$18.79

Unvested restricted stock at June 30, 2012	1,557,626	$18.79

The Company receives an income tax deduction upon vesting of certain of the restricted stock awards. The total fair value of shares that vested during the six months ended June 30, 2012 was $9,938. The Company recognized a tax benefit of approximately $3,647 and Cinemark Holdings, Inc. recognized an additional benefit of $46 during the six months ended June 30, 2012 related to these vested shares.

The Company recorded compensation expense of $5,048 and $2,758 and Cinemark Holdings, Inc. recorded an additional $349 and $316, respectively, related to restricted stock awards during the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, the remaining unrecognized compensation expense related to restricted stock awards was $22,771 and the weighted average period over which this remaining compensation expense will be recognized is approximately three years.

Restricted Stock Units – During the six months ended June 30, 2012, Cinemark Holdings, Inc. granted restricted stock units representing 152,955 hypothetical shares of common stock to employees of the Company. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the three fiscal year period ending December 31, 2014 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the three year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the three year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the three year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. All payouts of restricted stock units that vest will be subject to an additional one year service requirement and will be paid in the form of common stock if the participant continues to provide services through March 2015, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the six months ended June 30, 2012 at each of the three target levels of financial performance (excluding forfeiture assumptions):

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

There were no forfeitures of restricted stock unit awards during the six months ended June 30, 2012. The Company recorded compensation expense of $1,471 and $1,498 related to restricted stock unit awards during the six months ended June 30, 2012 and 2011, respectively.

During the six months ended June 30, 2012, 196,051 restricted stock unit awards vested. Upon vesting, each restricted stock unit was converted into one share of Cinemark Holdings, Inc.’s common stock. In addition, the Company paid approximately $600 in dividends on the vested restricted stock units, which represented dividends declared by Cinemark Holdings, Inc. that had accumulated on the awards since they were granted in 2008. The fair value of the restricted stock unit awards that vested during the six months ended June 30, 2012 was approximately $4,400. The Company recognized a tax benefit of approximately $1,848 during the six months ended June 30, 2012 related to these vested awards.

As of June 30, 2012, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $5,550. The weighted average period over which this remaining compensation expense will be recognized is approximately two years. As of June 30, 2012, the Company had restricted stock units outstanding that represented a total of 994,674 hypothetical shares of common stock, net of actual cumulative forfeitures of 11,608 units, assuming the maximum IRR of at least 12.5% is achieved for all of the grants.

9.	Interest Rate Swap Agreements

The Company is currently a party to five interest rate swap agreements that qualify for cash flow hedge accounting. No premium or discount was incurred upon the Company entering into any of its interest rate swap agreements because the pay rates and receive rates on the interest rate swap agreements represented prevailing rates for each counterparty at the time each of the interest rate swap agreements was consummated. The fair values of the interest rate swaps are recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive loss and the ineffective portion reported in earnings. The changes in fair values are reclassified from accumulated other comprehensive loss into earnings in the same period that the hedged items affect earnings. For the six months ended June 30, 2012 and 2011, the Company reclassified approximately $6,263 and $7,945, respectively, from accumulated other comprehensive loss into earnings.

The valuation technique used to determine fair value is the income approach and under this approach, the Company uses projected future interest rates as provided by counterparties to the interest rate swap agreements and the fixed rates that the Company is obligated to pay under these agreements. Therefore, the Company’s measurements use significant unobservable inputs, which fall in Level 3 of the U.S. GAAP hierarchy as defined by FASB ASC Topic 820-10-35. There were no changes in valuation techniques during the period and no transfers in or out of Level 3. See Note 12 for a summary of unrealized gains or losses recorded in accumulated other comprehensive loss and earnings.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of the Company’s current interest rate swap agreements designated as hedge agreements as of June 30, 2012:

Amount Designated as a Hedge		Nominal Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	Current Liability (1)	Long- Term Liability (2)	Estimated Total Fair Value at June 30, 2012
$106,632	(3)	$125,000	August 2007	4.9220%	3-Month LIBOR	August 2012	$680	$—	$680
$63,983	(4)	$75,000	November 2008	3.6300%	1-Month LIBOR	November 2012	960	—	960
$175,000		$175,000	December 2010	1.3975%	1-Month LIBOR	September 2015	1,823	3,198	5,021
$175,000		$175,000	December 2010	1.4000%	1-Month LIBOR	September 2015	1,845	3,233	5,078
$100,000		$100,000	November 2011	1.7150%	1-Month LIBOR	April 2016	1,475	2,775	4,250

$620,615		$650,000					$6,783	$9,206	$15,989

(1)	Included in accounts payable and accrued expenses on the condensed consolidated balance sheet as of June 30, 2012.
(2)	Included in other long-term liabilities on the condensed consolidated balance sheet as of June 30, 2012.
(3)	An additional $18,368 of this original $125,000 swap is no longer designated as a hedge as a result of the prepayment of the unextended portion of the Company’s term loan debt.
(4)	An additional $11,017 of this original $75,000 swap is no longer designated as a hedge as a result of the prepayment of the unextended portion of the Company’s term loan debt.

The Company amortized approximately $1,976 and $2,259 to interest expense during the six months ended June 30, 2012 and 2011, respectively, related to a previously terminated interest rate swap agreement. The Company will amortize approximately $494 to interest expense for this terminated interest rate swap agreement over the next twelve months. See Note 12 for additional information about the Company’s fair value measurements related to its interest rate swap agreements.

10.	Goodwill and Other Intangible Assets

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total

Balance at January 1, 2012 (1)	$948,026	$202,611	$1,150,637
Acquisition of U.S. theatre	8,971	—	8,971
Foreign currency translation adjustments	—	(8,429)	(8,429)

Balance at June 30, 2012 (1)	$956,997	$194,182	$1,151,179

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

No events or changes in circumstances occurred during the six months ended June 30, 2012 that indicated the carrying value of goodwill might exceed its estimated fair value.

Intangible assets consisted of the following:

	January 1, 2012	Amortization	Other (1)	June 30, 2012
Intangible assets with finite lives:
Gross carrying amount	$74,381	$—	$(825)	$73,556
Accumulated amortization	(47,313)	(2,298)	—	(49,611)

Total net intangible assets with finite lives	$27,068	$(2,298)	$(825)	$23,945

Intangible assets with indefinite lives:
Tradename	309,839	—	(11)	309,828

Total intangible assets – net	$336,907	$(2,298)	$(836)	$333,773

(1)	Consists primarily of foreign currency translation adjustments.

Estimated aggregate future amortization expense for intangible assets is as follows:

For the six months ended December 31, 2012	$2,388
For the twelve months ended December 31, 2013	4,469
For the twelve months ended December 31, 2014	3,911
For the twelve months ended December 31, 2015	3,592
For the twelve months ended December 31, 2016	3,362
Thereafter	6,223

Total	$23,945

11.	Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of approximately twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the six months ended June 30, 2012 and 2011. As of June 30, 2012, the estimated aggregate fair value of the long-lived assets impaired during the six months ended June 30, 2012 was $0.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States theatre properties	$311	$721	$377	$1,064
International theatre properties	—	873	119	1,545

Subtotal	$311	$1,594	$496	$2,609
Intangible assets	—	—	—	—

Impairment of long-lived assets	$311	$1,594	$496	$2,609

12.	Fair Value Measurements

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

Level 2 – other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3 – unobservable and should be used to measure fair value to the extent that observable inputs are not available.

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of June 30, 2012:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities – current (see Note 9)	$(6,783)	$—	$—	$(6,783)
Interest rate swap liabilities – long-term (see Note 9)	$(9,206)	$—	$—	$(9,206)
Investment in RealD (see Note 7)	$18,293	$18,293	$—	$—

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2011:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities – current (see Note 9)	$(9,979)	$—	$—	$(9,979)
Interest rate swap liabilities – long-term (see Note 9)	$(6,597)	$—	$—	$(6,597)
Investment in RealD (see Note 7)	$9,709	$9,709	$—	$—

Below is a reconciliation of the beginning and ending balance for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Liabilities		Assets
	2012	2011	2012	2011
Beginning balances – January 1	$(16,576)	$(15,970)	$—	$8,955
Total gain (loss) included in accumulated other comprehensive loss	20	4,690	—	(6,012)
Total gain included in earnings	567	328	—	—

Ending balances – June 30	$(15,989)	$(10,952)	$—	$2,943

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

There were no changes in valuation techniques during the period. There were no transfers in or out of Level 3 during the six months ended June 30, 2012.

13.	Foreign Currency Translation

The accumulated other comprehensive loss account in stockholder’s equity of $23,682 and $39,544 at December 31, 2011 and June 30, 2012, respectively, includes the cumulative foreign currency adjustments of $(11,325) and $(34,572), respectively, from translating the financial statements of the Company’s international subsidiaries, and also includes the change in fair values of the Company’s interest rate swap agreements that are designated as hedges and the change in fair value of the Company’s available-for-sale securities.

All foreign countries where the Company has operations are non-highly inflationary and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.

Below is a summary of the impact of translating the June 30, 2012 financial statements of certain of the Company’s international subsidiaries:

Country			Total Assets at June 30, 2012	Accumulated Other Comprehensive Income (Loss) For Six Months Ended June 30, 2012
	Exchange Rate as of
	June 30, 2012	December 31, 2011

Brazil	2.08	1.87	$300,827	$(25,234)
Mexico	13.48	14.00	$129,894	2,819
Argentina	4.53	4.31	$131,859	(4,948)
Colombia	1,785.0	1,950.0	$41,769	2,451
Chile	501.0	520.7	$44,146	1,242
All other				423

				$(23,247)

14.	Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2012	2011
Cash paid for interest	$59,651	$53,402
Cash paid for income taxes, net of refunds received	$48,612	$4,223
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$(9,938)	$(1,245)
Theatre properties acquired under capital lease	$3,569	$535
Change in fair market values of interest rate swap agreements, net of taxes	$611	$(1,030)
Investment in NCM – receipt of common units (see Note 5)	$9,137	$9,302
Investment in RealD (see Note 7)	$—	$3,402
Change in fair market value of available-for-sale securities, net of taxes (see Note 7)	$5,365	$(1,720)

(1)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2011 and June 30, 2012 were $18,512 and $8,574, respectively.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

15.	Segments

The Company manages its international market and its U.S. market as separate reportable segments, with the international segment consisting of operations in Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues, primarily screen advertising. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

Below is a breakdown of selected financial information by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
U.S.	$443,765	$444,479	$854,990	$775,345
International	208,372	178,720	378,247	333,191
Eliminations	(2,531)	(2,606)	(4,813)	(4,807)

Total revenues	$649,606	$620,593	$1,228,424	$1,103,729

Adjusted EBITDA
U.S.	$103,785	$110,462	$208,406	$179,545
International	53,561	39,776	89,596	73,691

Total Adjusted EBITDA	$157,346	$150,238	$298,002	$253,236

Capital expenditures
U.S.	$27,109	$27,977	$46,803	$39,445
International	19,494	21,556	46,784	45,857

Total capital expenditures	$46,603	$49,533	$93,587	$85,302

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$52,495	$41,397	$95,685	$66,990
Add (deduct):
Income taxes	31,056	23,505	59,177	32,705
Interest expense (1)	31,375	29,777	63,508	59,067
Loss on early retirement of debt	—	4,945	—	4,945
Other income (2)	(63)	(443)	(5,485)	(5,473)
Depreciation and amortization	36,341	39,897	73,157	79,037
Impairment of long-lived assets	311	1,594	496	2,609
Loss on sale of assets and other	469	5,694	1,305	6,166
Deferred lease expenses	1,207	870	2,330	1,650
Amortization of long-term prepaid rents	776	617	1,310	1,284
Share based awards compensation expense	3,379	2,385	6,519	4,256

Adjusted EBITDA	$157,346	$150,238	$298,002	$253,236

(1)	Includes amortization of debt issue costs.
(2)

Includes interest income, foreign currency exchange gain (loss) and equity in income (loss) of affiliates and excludes distributions from NCM. Distributions from NCM are reported entirely within the U.S. operating segment.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2012	2011	2012	2011
U.S.	$443,765	$444,479	$854,990	$775,345
Brazil	83,632	91,602	162,030	178,443
Other international countries	124,740	87,118	216,217	154,748
Eliminations	(2,531)	(2,606)	(4,813)	(4,807)

Total	$649,606	$620,593	$1,228,424	$1,103,729

Theatre Properties and Equipment-net	June 30, 2012	December 31, 2011
U.S.	$939,707	$934,279
Brazil	144,745	149,294
Other international countries	158,243	155,277

Total	$1,242,695	$1,238,850

16.	Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is Cinemark Holdings, Inc.’s Chairman of the Board and directly and indirectly owns approximately 9% of Cinemark Holdings, Inc.’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $267 and $57 of management fee revenues during the six months ended June 30, 2012 and 2011, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company leases 20 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 21 leases, 17 have fixed minimum annual rent. The four leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. For the six months ended June 30, 2012 and 2011, the Company paid total rent of approximately $9,404 and $9,340, respectively, to Syufy.

The Company has paid certain fees and expenses on behalf of its parent, Cinemark Holdings, Inc. and Cinemark Holdings, Inc. has paid income taxes and other items on behalf of the Company. The net receivable from Cinemark Holdings, Inc. as of June 30, 2012 and December 31, 2011 was $4,526 and $0, respectively.

17.	Commitments and Contingencies

On February 15, 2012, the Company’s Chief Executive Officer (“CEO”), Alan Stock, announced his retirement. As a result of the retirement, Cinemark Holdings, Inc.’s employment agreement with Mr. Stock was effectively terminated. Mr. Stock served in a transitional role until May 1, 2012 and then became a consultant for the Company for a two-year period that ends April 30, 2014. Mr. Stock has retained his share based awards under their original vesting terms.

Upon Mr. Stock’s retirement, the Company appointed Tim Warner as its CEO. Mr. Warner previously served as the Company’s President and Chief Operating Officer. In connection with his appointment as the CEO, Cinemark Holdings, Inc. and Mr. Warner entered into an Amended and Restated Employment Agreement dated as of March 30, 2012 (the “Amended and Restated Agreement”). The Amended and Restated Agreement amends and restates the

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Employment Agreement dated June 16, 2008 by and between Cinemark Holdings, Inc. and Mr. Warner. The term of the Amended and Restated Agreement goes through April 1, 2014 and may be extended at Cinemark Holdings, Inc.’s election for an additional one-year period upon six months prior written notice by the Company to Mr. Warner. The base salary stipulated in the Amended and Restated Agreement is subject to review during the term of the agreement for increase (but not decrease) each year by Cinemark Holdings, Inc.’s Compensation Committee. Mr. Warner is eligible to receive annual cash incentive bonuses upon the Company meeting certain performance targets established by Cinemark Holdings, Inc.’s Compensation Committee and will continue to be eligible to participate in and receive grants of equity incentive awards under the Company’s long-term incentive plan.

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

18.	Condensed Consolidating Financial Information of Subsidiary Guarantors

As of June 30, 2012, the Company had outstanding $470,000 aggregate principal amount of 8.625% senior notes due 2019, or the Senior Notes, and $200,000 aggregate principal amount of 7.375% senior subordinated notes, or the Senior Subordinated Notes. These Senior Notes and Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the following subsidiaries of Cinemark USA, Inc.:

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

The following supplemental condensed consolidating financial information presents:

1.	Condensed consolidating balance sheet information as of December 31, 2011 and June 30, 2012, condensed consolidating statements of income information for the three and six months ended June 30, 2011 and June 30, 2012, condensed consolidating statements of comprehensive income information for the three and six months ended June 30, 2011 and June 30, 2012 and condensed consolidating statements of cash flows information for the six months ended June 30, 2011 and 2012.

2.	Cinemark USA, Inc. (the “Parent” and “Issuer”), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method of accounting and therefore, the Parent column reflects the equity income (loss) of its Guarantor Subsidiaries and Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Guarantor Subsidiaries and Non-Guarantor Subsidiaries column. Additionally, the Guarantor Subsidiaries column reflects the equity income (loss) of its Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Non-Guarantor Subsidiaries column.

3.	Elimination entries necessary to consolidate the Parent and all of its Subsidiaries

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

DECEMBER 31, 2011

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)

Assets
Current assets
Cash and cash equivalents	$101,175	$204,428	$215,650	$—	$521,253
Other current assets	52,141	37,918	48,808	(33,157)	105,710
Accounts receivable from subsidiaries	237,025	—	—	(237,025)	—

Total current assets	390,341	242,346	264,458	(270,182)	626,963

Theatre properties and equipment – net	345,296	571,056	322,498	—	1,238,850

Investment in subsidiaries	1,129,319	459,713	—	(1,589,032)	—

Other assets	1,164,240	218,873	442,852	(169,525)	1,656,440

Total assets	$3,029,196	$1,491,988	$1,029,808	$(2,028,739)	$3,522,253

Liabilities and equity

Current liabilities

Current portion of long-term debt	$9,243	$—	$2,902	$—	$12,145
Current portion of capital lease obligations	1,838	5,786	2,015	—	9,639
Accounts payable and accrued expenses	113,722	81,422	116,509	(29,187)	282,466
Accounts payable to parent or subsidiaries	—	228,219	8,806	(237,025)	—

Total current liabilities	124,803	315,427	130,232	(266,212)	304,250

Long-term liabilities
Long-term debt, less current portion	1,557,174	—	108,036	(105,134)	1,560,076
Capital lease obligations, less current portion	30,252	88,976	12,305	—	131,533
Other long-term liabilities and deferrals	302,436	139,936	127,090	(68,361)	501,101

Total long-term liabilities	1,889,862	228,912	247,431	(173,495)	2,192,710

Commitments and contingencies

Equity
Cinemark USA, Inc.’s stockholder’s equity:
Common stock	49,543	457,372	167,765	(625,137)	49,543
Other stockholder’s equity	964,988	489,645	474,250	(963,895)	964,988

Total Cinemark USA, Inc. stockholder’s equity	1,014,531	947,017	642,015	(1,589,032)	1,014,531
Noncontrolling interests	—	632	10,130	—	10,762

Total equity	1,014,531	947,649	652,145	(1,589,032)	1,025,293

Total liabilities and equity	$3,029,196	$1,491,988	$1,029,808	$(2,028,739)	$3,522,253

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

JUNE 30, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)

Assets
Current assets
Cash and cash equivalents	$67,147	$220,427	$236,694	$—	$524,268
Other current assets	76,145	44,719	66,893	(84,793)	102,964
Accounts receivable from parent or subsidiaries	245,266	—	—	(240,740)	4,526

Total current assets	388,558	265,146	303,587	(325,533)	631,758

Theatre properties and equipment – net	335,652	586,241	320,802	—	1,242,695

Investment in subsidiaries	1,207,146	464,311	—	(1,671,457)	—

Other assets	1,176,903	216,126	437,745	(158,355)	1,672,419

Total assets	$3,108,259	$1,531,824	$1,062,134	$(2,155,345)	$3,546,872

Liabilities and equity

Current liabilities
Current portion of long-term debt	$9,244	$—	$2,762	$—	$12,006
Current portion of capital lease obligations	1,948	6,263	1,847	—	10,058
Accounts payable and accrued expenses	149,327	65,794	132,788	(80,533)	267,376
Accounts payable to parent or subsidiaries	—	218,487	22,253	(240,740)	—

Total current liabilities	160,519	290,544	159,650	(321,273)	289,440

Long-term liabilities
Long-term debt, less current portion	1,553,009	—	82,477	(81,096)	1,554,390
Capital lease obligations, less current portion	29,246	89,231	11,095	—	129,572
Other long-term liabilities and deferrals	312,729	141,473	136,749	(81,519)	509,432

Total long-term liabilities	1,894,984	230,704	230,321	(162,615)	2,193,394

Commitments and contingencies

Equity
Cinemark USA, Inc.’s stockholder’s equity:
Common stock	49,543	457,372	167,765	(625,137)	49,543
Other stockholder’s equity	1,003,213	552,241	494,079	(1,046,320)	1,003,213

Total Cinemark USA, Inc. stockholder’s equity	1,052,756	1,009,613	661,844	(1,671,457)	1,052,756
Noncontrolling interests	—	963	10,319	—	11,282

Total equity	1,052,756	1,010,576	672,163	(1,671,457)	1,064,038

Total liabilities and equity	$3,108,259	$1,531,824	$1,062,134	$(2,155,345)	$3,546,872

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED JUNE 30, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)

Revenues	$171,995	$274,923	$212,444	$(9,756)	$649,606

Cost of operations
Theatre operating expenses	137,866	186,220	148,295	(9,756)	462,625
General and administrative expenses	4,638	17,844	12,901	—	35,383
Depreciation and amortization	7,568	15,640	13,133	—	36,341
Impairment of long-lived assets	114	198	(1)	—	311
(Gain) loss on sale of assets and other	356	330	(217)	—	469

Total cost of operations	150,542	220,232	174,111	(9,756)	535,129

Operating income	21,453	54,691	38,333	—	114,477

Other income (expense)
Interest expense	(28,172)	(2,567)	(999)	363	(31,375)
Distributions from NCM	—	—	386	—	386
Equity in income of affiliates	54,923	20,119	988	(75,042)	988
Other income (expense)	42	(49)	(555)	(363)	(925)

Total other income	26,793	17,503	(180)	(75,042)	(30,926)

Income before income taxes	48,246	72,194	38,153	(75,042)	83,551
Income taxes	(3,748)	22,583	12,221	—	31,056

Net income	51,994	49,611	25,932	(75,042)	52,495
Less: Net income attributable to noncontrolling interests	—	160	341	—	501

Net income attributable to Cinemark USA, Inc.	$51,994	$49,451	$25,591	$(75,042)	$51,994

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED JUNE 30, 2011

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)

Revenues	$167,000	$283,016	$183,062	$(12,485)	$620,593

Cost of operations
Theatre operating expenses	134,885	188,030	134,790	(12,485)	445,220
General and administrative expenses	4,656	15,147	10,763	—	30,566
Depreciation and amortization	9,079	20,330	10,488	—	39,897
Impairment of long-lived assets	425	295	874	—	1,594
Loss on sale of assets and other	2,798	2,766	130	—	5,694

Total cost of operations	151,843	226,568	157,045	(12,485)	522,971

Operating income	15,157	56,448	26,017	—	97,622

Other income (expense)
Interest expense	(27,008)	(2,656)	(586)	473	(29,777)
Distributions from NCM	74	—	1,485	—	1,559
Equity in income (loss) of affiliates	55,078	20,640	(1,801)	(75,721)	(1,804)
Loss on early retirement of debt	(4,945)	—	—	—	(4,945)
Other income	50	520	2,150	(473)	2,247

Total other income	23,249	18,504	1,248	(75,721)	(32,720)

Income before income taxes	38,406	74,952	27,265	(75,721)	64,902
Income taxes	(2,393)	20,650	5,248	—	23,505

Net income	40,799	54,302	22,017	(75,721)	41,397
Less: Net income attributable to noncontrolling interests	—	31	567	—	598

Net income attributable to Cinemark USA, Inc.	$40,799	$54,271	$21,450	$(75,721)	$40,799

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

SIX MONTHS ENDED JUNE 30, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)

Revenues	$332,845	$526,957	$385,849	$(17,227)	$1,228,424

Cost of operations
Theatre operating expenses	264,591	356,810	275,880	(17,227)	880,054
General and administrative expenses	8,824	35,562	24,558	—	68,944
Depreciation and amortization	16,338	29,899	26,920	—	73,157
Impairment of long-lived assets	136	242	118	—	496
(Gain) loss on sale of assets and other	668	916	(279)	—	1,305

Total cost of operations	290,557	423,429	327,197	(17,227)	1,023,956

Operating income	42,288	103,528	58,652	—	204,468

Other income (expense)
Interest expense	(56,948)	(5,173)	(2,141)	754	(63,508)
Distributions from NCM	1,383	—	7,034	—	8,417
Equity in income of affiliates	104,954	36,790	2,778	(141,744)	2,778
Other income	86	906	2,469	(754)	2,707

Total other income	49,475	32,523	10,140	(141,744)	(49,606)

Income before income taxes	91,763	136,051	68,792	(141,744)	154,862
Income taxes	(2,649)	41,158	20,668	—	59,177

Net income	94,412	94,893	48,124	(141,744)	95,685
Less: Net income attributable to noncontrolling interests	—	315	958	—	1,273

Net income attributable to Cinemark USA, Inc.	$94,412	$94,578	$47,166	$(141,744)	$94,412

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

SIX MONTHS ENDED JUNE 30, 2011

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)

Revenues	$293,218	$493,615	$340,387	$(23,491)	$1,103,729

Cost of operations
Theatre operating expenses	245,259	336,637	251,582	(23,491)	809,987
General and administrative expenses	9,369	30,027	19,722	—	59,118
Depreciation and amortization	18,213	40,824	20,000	—	79,037
Impairment of long-lived assets	659	405	1,545	—	2,609
Loss on sale of assets and other	3,149	2,957	60	—	6,166

Total cost of operations	276,649	410,850	292,909	(23,491)	956,917

Operating income	16,569	82,765	47,478	—	146,812

Other income (expense)
Interest expense	(53,500)	(5,343)	(1,186)	962	(59,067)
Distributions from NCM	1,566	—	9,856	—	11,422
Equity in income of affiliates	94,679	27,020	623	(121,688)	634
Loss on early retirement of debt	(4,945)	—	—	—	(4,945)
Other income	103	1,045	4,653	(962)	4,839

Total other income	37,903	22,722	13,946	(121,688)	(47,117)

Income before income taxes	54,472	105,487	61,424	(121,688)	99,695
Income taxes	(11,561)	29,835	14,431	—	32,705

Net income	66,033	75,652	46,993	(121,688)	66,990
Less: Net income attributable to noncontrolling interests	—	44	913	—	957

Net income attributable to Cinemark USA, Inc.	$66,033	$75,608	$46,080	$(121,688)	$66,033

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

THREE MONTHS ENDED JUNE 30, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)

Net income	$51,994	$49,611	$25,932	$(75,042)	$52,495

Other comprehensive income, net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $399	(666)	—	—	—	(666)
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $669	1,116	—	—	—	1,116
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreement	988	—	—	—	988
Foreign currency translation adjustment	—	—	(39,239)	—	(39,239)

Total other comprehensive income (loss), net of tax	1,438	—	(39,239)	—	(37,801)

Total comprehensive income (loss), net of tax	$53,432	$49,611	$(13,307)	$(75,042)	$14,694
Comprehensive income attributable to noncontrolling interests	—	(160)	(238)	—	(398)

Comprehensive income (loss) attributable to Cinemark USA, Inc.	$53,432	$49,451	$(13,545)	$(75,042)	$14,296

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

THREE MONTHS ENDED JUNE 30, 2011

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)

Net income	$40,799	$54,302	$22,017	$(75,721)	$41,397

Other comprehensive income, net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $1,644	(3,746)	—	—	—	(3,746)
Unrealized loss due to fair value adjustments on available-for-sale securities, net of taxes of $353	(3,043)	—	—	—	(3,043)
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreement	1,101	—	—	—	1,101
Foreign currency translation adjustment	—	—	16,030	—	16,030

Total other comprehensive income (loss), net of tax	(5,688)	—	16,030	—	10,342

Total comprehensive income, net of tax	$35,111	$54,302	$38,047	$(75,721)	$51,739
Comprehensive income attributable to noncontrolling interests	—	(31)	(814)	—	(845)

Comprehensive income attributable to Cinemark USA, Inc.	$35,111	$54,271	$37,233	$(75,721)	$50,894

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

SIX MONTHS ENDED JUNE 30, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)

Net income	$94,412	$94,893	$48,124	$(141,744)	$95,685

Other comprehensive income, net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $24	44	—	—	—	44
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $3,219	5,365	—	—	—	5,365
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreement	1,976	—	—	—	1,976
Foreign currency translation adjustment	—	—	(23,440)	—	(23,440)

Total other comprehensive income (loss), net of tax	7,385	—	(23,440)	—	(16,055)

Total comprehensive income, net of tax	$101,797	$94,893	$24,684	$(141,744)	$79,630
Comprehensive income attributable to noncontrolling interests	—	(315)	(765)	—	(1,080)

Comprehensive income attributable to Cinemark USA, Inc.	$101,797	$94,578	$23,919	$(141,744)	$78,550

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

SIX MONTHS ENDED JUNE 30, 2011

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)

Net income	$66,033	$75,652	$46,993	$(121,688)	$66,990

Other comprehensive income, net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $292	(1,030)	—	—	—	(1,030)
Unrealized loss due to fair value adjustments on available-for-sale securities, net of taxes of $1,082	(1,720)	—	—	—	(1,720)
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreement	2,259	—	—	—	2,259
Foreign currency translation adjustment	—	—	23,380	—	23,380

Total other comprehensive income (loss), net of tax	(491)	—	23,380	—	22,889

Total comprehensive income, net of tax	$65,542	$75,652	$70,373	$(121,688)	$89,879
Comprehensive income attributable to noncontrolling interests	—	(44)	(1,061)	—	(1,105)

Comprehensive income attributable to Cinemark USA, Inc.	$65,542	$75,608	$69,312	$(121,688)	$88,774

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)

Operating activities
Net income	$94,412	$94,893	$48,124	$(141,744)	$95,685
Adjustments to reconcile net income to cash provided by operating activities	(86,850)	663	25,299	141,744	80,856
Changes in assets and liabilities	27,253	(38,664)	10,033	—	(1,378)

Net cash provided by operating activities	34,815	56,892	83,456	—	175,163

Investing activities
Additions to theatre properties and equipment	(21,578)	(24,820)	(47,189)	—	(93,587)
Proceeds from sale of theatre properties and equipment	3	42	622	—	667
Acquisition of theatre in U.S.	—	(14,080)	—	—	(14,080)
Net transactions with affiliates	5,486	12,890	—	(18,376)	—
Investment in DCIP and other	—	—	(406)	—	(406)

Net cash used for investing activities	(16,089)	(25,968)	(46,973)	(18,376)	(107,406)

Financing activities
Dividends paid to parent	(47,750)	(8,825)	(5,513)	14,338	(47,750)
Payroll taxes paid as a result of restricted stock withholdings	—	(3,263)	—	—	(3,263)
Repayments of long-term debt	(4,622)	—	(1,430)	—	(6,052)
Net changes in intercompany notes	—	—	(4,038)	4,038	—
Payments on capital leases	(896)	(2,837)	(865)	—	(4,598)
Other	514	—	(283)	—	231

Net cash used for financing activities	(52,754)	(14,925)	(12,129)	18,376	(61,432)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,310)	—	(3,310)

Increase (decrease) in cash and cash equivalents	(34,028)	15,999	21,044	—	3,015
Cash and cash equivalents:
Beginning of year	101,175	204,428	215,650	—	521,253

End of year	$67,147	$220,427	$236,694	$—	$524,268

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2011

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)

Operating activities
Net income	$66,033	$75,652	$46,993	$(121,688)	$66,990
Adjustments to reconcile net income to cash provided by operating activities	(59,656)	20,858	25,060	121,688	107,950
Changes in assets and liabilities	13,230	566	(6,670)	—	7,126

Net cash provided by operating activities	19,607	97,076	65,383	—	182,066

Investing activities
Additions to theatre properties and equipment	(22,727)	(16,250)	(46,325)	—	(85,302)
Proceeds from sale of theatre properties and equipment	837	2,209	1,425	—	4,471
Net transactions with affiliates	1,103	2,555	—	(3,658)	—
Investment in DCIP and other	(8)	—	(985)	—	(993)

Net cash used for investing activities	(20,795)	(11,486)	(45,885)	(3,658)	(81,824)

Financing activities
Dividends paid to parent	(47,500)	—	(1,139)	1,139	(47,500)
Payroll taxes paid as a result of restricted stock withholdings	—	(494)	—	—	(494)
Proceeds from issuance of senior subordinated notes	200,000	—	—	—	200,000
Repayments of other long-term debt	(162,254)	—	—	—	(162,254)
Net changes in intercompany notes	—	—	(2,519)	2,519	—
Payments on capital leases	(799)	(2,445)	(251)	—	(3,495)
Payment of debt issue costs	(4,521)	—	—	—	(4,521)
Purchase of noncontrolling interest in Cinemark Chile	—	—	(1,443)	—	(1,443)
Other	910	—	(1,101)	—	(191)

Net cash used for financing activities	(14,164)	(2,939)	(6,453)	3,658	(19,898)

Effect of exchange rate changes on cash and cash equivalents	—	—	5,810	—	5,810

Increase (decrease) in cash and cash equivalents	(15,352)	82,651	18,855	—	86,154
Cash and cash equivalents:
Beginning of year	70,054	185,660	209,051	—	464,765

End of year	$54,702	$268,311	$227,906	$—	$550,919

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. As of June 30, 2012, we managed our business under two reportable segments – U.S. markets and international markets. See Note 15 to our condensed consolidated financial statements.

We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing promotions and electronic video games located in some of our theatres. Our contracts with NCM have assisted us in expanding our offerings to domestic advertisers and broadening ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of our domestic theatres for alternative entertainment, such as live and pre-recorded sports programs, concert events, the opera, special live documentaries and other cultural events. Films leading the box office during the six months ended June 30, 2012 included The Avengers, The Hunger Games, Dr. Suess’ The Lorax, Madagascar 3: Europe’s Most Wanted, Men in Black 3, Snow White and the Huntsman, 21 Jump Street, Safe House, The Vow, Brave, Prometheus and Journey 2: The Mysterious Island, among other films. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Films currently scheduled for release during the remainder of 2012 include sequels such as The Amazing Spider-Man, Ice Age: Continental Drift, The Dark Knight Rises, The Bourne Legacy and The Twilight Saga: Breaking Dawn Part 2 and highly anticipated original titles such as The Hobbit: An Unexpected Journey, and Life of Pi, among other films.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating data and the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating data (in millions):
Revenues
Admissions	$418.1	$405.9	$791.9	$717.6
Concession	201.4	189.3	381.2	336.0
Other	30.1	25.4	55.3	50.1

Total revenues	$649.6	$620.6	$1,228.4	$1,103.7
Cost of operations
Film rentals and advertising	227.3	222.6	422.7	387.8
Concession supplies	31.8	29.6	60.2	52.9
Salaries and wages	62.3	58.0	120.8	108.1
Facility lease expense	71.6	69.4	140.2	135.8
Utilities and other	69.6	65.6	136.1	125.4
General and administrative expenses	35.4	30.6	68.9	59.1
Depreciation and amortization	36.3	39.9	73.2	79.0
Impairment of long-lived assets	0.3	1.6	0.5	2.6
Loss on sale of assets and other	0.5	5.7	1.3	6.2

Total cost of operations	535.1	523.0	1,023.9	956.9

Operating income	$114.5	$97.6	$204.5	$146.8

Operating data as a percentage of total revenues:
Revenues
Admissions	64.4%	65.4%	64.5%	65.0%
Concession	31.0%	30.5%	31.0%	30.5%
Other	4.6%	4.1%	4.5%	4.5%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	54.4%	54.8%	53.4%	54.0%
Concession supplies	15.8%	15.6%	15.8%	15.7%
Salaries and wages	9.6%	9.4%	9.8%	9.8%
Facility lease expense	11.0%	11.2%	11.4%	12.3%
Utilities and other	10.7%	10.6%	11.1%	11.4%
General and administrative expenses	5.4%	5.0%	5.6%	5.4%
Depreciation and amortization	5.6%	6.4%	6.0%	7.1%
Impairment of long-lived assets	0.0%	0.3%	0.0%	0.2%
Loss on sale of assets and other	0.1%	0.9%	0.1%	0.6%
Total cost of operations	82.4%	84.3%	83.4%	86.7%
Operating income	17.6%	15.7%	16.6%	13.3%

Average screen count (month end average)	5,195	4,967	5,181	4,955

Revenues per average screen (dollars)	$125,057	$124,950	$237,089	$222,731

(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended June 30, 2012 versus June 30, 2011

Revenues. Total revenues increased $29.0 million to $649.6 million for the three months ended June 30, 2012 (“second quarter of 2012”) from $620.6 million for the three months ended June 30, 2011 (“second quarter of 2011”), representing a 4.7% increase. The table below, presented by reportable segment, summarizes our period-over-period revenue performance and certain key performance indicators that impact our revenues.

	U.S. Segment			International Segment			Consolidated
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Admissions revenues (1)	$287.2	$291.3	(1.4)%	$130.9	$114.6	14.2%	$418.1	$405.9	3.0%
Concession revenues (1)	$141.8	$139.9	1.4%	$59.6	$49.4	20.6%	$201.4	$189.3	6.4%
Other revenues (1) (2)	$12.2	$10.7	14.0%	$17.9	$14.7	21.8%	$30.1	$25.4	18.5%
Total revenues (1) (2)	$441.2	$441.9	(0.2)%	$208.4	$178.7	16.6%	$649.6	$620.6	4.7%
Attendance (1)	42.0	43.9	(4.3)%	26.8	22.2	20.7%	68.8	66.1	4.1%

(1)	Amounts in millions.
(2)	U.S. segment revenues include eliminations of intercompany transactions with the international segment. See Note 15 of our condensed consolidated financial statements.

•

U.S. The decrease in admissions revenues of $4.1 million was attributable to a 4.3% decrease in attendance partially offset by a 3.0% increase in average ticket price from $6.64 for the second quarter of 2011 to $6.84 for the second quarter of 2012. The increase in concession revenues of $1.9 million was attributable to a 6.0% increase in concession revenues per patron from $3.19 for the second quarter of 2011 to $3.38 for the second quarter of 2012 partially offset by the 4.3% decrease in attendance. The increase in average ticket price was primarily due to the increase in 3-D and premium content business and price increases. The increase in concession revenues per patron was primarily due to incremental sales.

•

International. The increase in admissions revenues of $16.3 million was attributable to a 20.7% increase in attendance partially offset by a 5.4% decrease in average ticket price from $5.16 for the second quarter of 2011 to $4.88 for the second quarter of 2012. The increase in concession revenues of $10.2 million was attributable to the 20.7% increase in attendance. Concession revenues per patron were $2.23 for the second quarter of 2012 and 2011. The increase in attendance was primarily due to new theatres, including the ten theatres in Argentina acquired during August 2011. The decrease in average ticket price was primarily due to the unfavorable impact of exchange rates in certain countries in which we operate. The 21.8% increase in other revenues was primarily due to increased screen advertising revenues in Brazil, Argentina and Mexico.

Cost of Operations. The table below summarizes certain of our period-over-period theatre operating costs by reportable segment (in millions).

	U.S. Segment		International Segment		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Film rentals and advertising	$162.7	$163.8	$64.6	$58.8	$227.3	$222.6
Concession supplies	18.1	17.6	13.7	12.0	31.8	29.6
Salaries and wages	44.3	43.8	18.0	14.2	62.3	58.0
Facility lease expense	47.9	46.3	23.7	23.1	71.6	69.4
Utilities and other	46.9	44.6	22.7	21.0	69.6	65.6

•

U.S. Film rentals and advertising costs were $162.7 million, or 56.7% of admissions revenues, for the second quarter of 2012 compared to $163.8 million, or 56.2% of admissions revenues, for the second quarter of 2011. The increase in the film rentals and advertising rate was primarily due to the significant amount of box office generated from the film The Avengers, which grossed over $600 million domestically in the second quarter of 2012. Blockbuster films like The Avengers typically have a higher film rental rate associated with them. Concession supplies expense was $18.1 million, or 12.8% of concession revenues, for the second quarter of 2012 compared to $17.6 million, or 12.6% of concession revenues, for the second quarter of 2011.

Salaries and wages increased to $44.3 million for the second quarter of 2012 from $43.8 million for the second quarter of 2011 primarily due to new theatres. Facility lease expense increased to $47.9 million for the second quarter of 2012 from $46.3 million for the second quarter of 2011 primarily due to new theatres. Utilities and other costs increased to $46.9 million for the second quarter of 2012 from $44.6 million for the second quarter of 2011 primarily due to new theatres and increased expenses related to digital and 3-D equipment.

•

International. Film rentals and advertising costs were $64.6 million, or 49.4% of admissions revenues, for the second quarter of 2012 compared to $58.8 million, or 51.3% of admissions revenues, for the second quarter of 2011. The decrease in the film rentals and advertising rate is primarily due to the mix of films during the second quarter of 2012 compared to the second quarter of 2011 and the impact of increased virtual print fees that we earn from studios on certain films played in our international locations. Concession supplies expense was $13.7 million, or 23.0% of concession revenues, for the second quarter of 2012 compared to $12.0 million, or 24.3% of concession revenues, for the second quarter of 2011. The decrease in the concession supplies rate is due to the mix of products sold during the second quarter of 2012 compared to the second quarter of 2011 and the impact from concession sales price increases.

Salaries and wages increased to $18.0 million for the second quarter of 2012 from $14.2 million for the second quarter of 2011 primarily due to new theatres, including the ten theatres in Argentina acquired in August 2011, increased wage rates and increased staffing levels to support the 20.7% increase in attendance. Facility lease expense increased to $23.7 million for the second quarter of 2012 from $23.1 million for the second quarter of 2011 primarily due to new theatres, including the ten theatres in Argentina acquired in August 2011. Utilities and other costs increased to $22.7 million for the second quarter of 2012 from $21.0 million for the second quarter of 2011 primarily due to new theatres, including the ten theatres in Argentina acquired in August 2011, increased expenses related to 3-D equipment and increased repairs and maintenance expenses.

General and Administrative Expenses. General and administrative expenses increased to $35.4 million for the second quarter of 2012 from $30.6 million for the second quarter of 2011. The increase was primarily due to increased salaries and incentive compensation expense of approximately $1.8 million, increased share based awards compensation expense of approximately $1.0 million and additional overhead expenses associated with the ten theatres in Argentina acquired in August 2011.

Depreciation and Amortization. Depreciation and amortization expense was $36.3 million during the second quarter of 2012 compared to $39.9 million during the second quarter of 2011. Depreciation and amortization expense for the three months ended June 30, 2011 included approximately $3.5 million related to the accelerated depreciation on the Company’s domestic 35-millimeter projection systems that became fully depreciated as of September 30, 2011.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $0.3 million during the second quarter of 2012 compared to $1.6 million during the second quarter of 2011. Impairment charges for the second quarter of 2012 consisted of U.S. theatre properties, impacting six of our twenty-four reporting units. Impairment charges for the second quarter of 2011 consisted of U.S. and international theatre properties, impacting eight of our twenty-four reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 11 to our condensed consolidated financial statements.

Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $0.5 million during the second quarter of 2012 compared to $5.7 million during the second quarter of 2011. The loss recorded during the second quarter of 2012 was primarily due to the retirement of certain theatre equipment that was replaced during the period. The loss recorded during the second quarter of 2011 included a loss of approximately $2.3 million related to a settlement for a previously terminated interest rate swap agreement, a loss of $1.0 million related to the sale of digital projection systems to DCIP, a loss of $0.5 million for the write-off of an intangible asset associated with a screen advertising contract in Brazil that was terminated during the period, and the write-off of theatre properties and equipment as a result of theatre remodels.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $31.4 million during the second quarter of 2012 compared to $29.8 million during the second quarter of 2011. The increase was primarily due to the refinancing of the $157.2 million unextended portion of our term loan debt outstanding with $200 million of 7.375% senior subordinated notes due 2021, which occurred during June 2011. See Note 3 to our condensed consolidated financial statements for further discussion of the refinance.

Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of $4.9 million during the second quarter of 2011 related to the prepayment of approximately $157.2 million of the unextended portion of our term loan debt. The loss included the write-off of $2.2 million of unamortized debt issue costs related to the portion of the term loan debt that was prepaid and the reclassification of $2.7 million from accumulated other comprehensive loss to earnings as a result of our determination that quarterly interest payments hedged by certain of our interest rate swap agreements are no longer probable to occur. See Note 3 to our condensed consolidated financial statements for further discussion of our long-term debt and Note 9 to our condensed consolidated financial statements for discussion of our interest rate swap agreements.

Distributions from NCM. We recorded distributions from NCM of $0.4 million during the second quarter of 2012 compared to $1.6 million during the second quarter of 2011, which were in excess of the carrying value of our Tranche 1 investment. See Note 5 to our condensed consolidated financial statements.

Equity in Income (Loss) of Affiliates. We recorded equity in income of affiliates of $1.0 million during the second quarter of 2012 compared to a loss of $1.8 million during the second quarter of 2011. The equity in income of affiliates recorded during the second quarter of 2012 primarily included income of approximately $1.9 million related to our equity investment in DCIP (see Note 6 to our condensed consolidated financial statements) partially offset by a loss of approximately $0.9 million related to our equity investment in NCM (see Note 5 to our condensed consolidated financial statements). The equity in loss of affiliates recorded during the second quarter of 2011 primarily included a loss of approximately $2.0 million related to our equity investment in DCIP partially offset by income of approximately $0.2 million related to our equity investment in NCM.

Income Taxes. Income tax expense of $31.1 million was recorded for the second quarter of 2012 compared to $23.5 million for the second quarter of 2011. The effective tax rate was 37.2% for the second quarter of 2012 compared to 36.2% for the second quarter of 2011. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Six months ended June 30, 2012 versus June 30, 2011

Revenues. Total revenues increased $124.7 million to $1,228.4 million for the six months ended June 30, 2012 (“the 2012 period”) from $1,103.7 million for the six months ended June 30, 2011 (“the 2011 period”), representing an 11.3% increase. The table below, presented by reportable segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Segment			International Segment			Consolidated
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Admissions revenues (1)	$553.8	$504.9	9.7%	$238.1	$212.7	11.9%	$791.9	$717.6	10.4%
Concession revenues (1)	$273.1	$244.7	11.6%	$108.1	$91.3	18.4%	$381.2	$336.0	13.5%
Other revenues (1) (2)	$23.3	$21.0	11.0%	$32.0	$29.1	10.0%	$55.3	$50.1	10.4%
Total revenues (1) (2)	$850.2	$770.6	10.3%	$378.2	$333.1	13.5%	$1,228.4	$1,103.7	11.3%
Attendance (1)	81.8	77.3	5.8%	48.5	42.6	13.8%	130.3	119.9	8.7%

(1)	Amounts in millions.
(2)	U.S. segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 15 of our condensed consolidated financial statements.

U.S. The increase in admissions revenues of $48.9 million was attributable to a 5.8% increase in attendance and a 3.7% increase in average ticket price from $6.53 for the 2011 period to $6.77 for the 2012 period. The increase in concession revenues of $28.4 million was attributable to the 5.8% increase in attendance and a 5.4% increase in concession revenues per patron from $3.17 for the 2011 period to $3.34 for the 2012 period. The increase in average ticket price was primarily due to the increase in 3-D and premium content business and price increases. The increase in concession revenues per patron was primarily due to incremental sales.

•

International. The increase in admissions revenues of $25.4 million was attributable to a 13.8% increase in attendance partially offset by a 1.6% decrease in average ticket price from $4.99 for the 2011 period to $4.91 for the 2012 period. The increase in concession revenues of $16.8 million was attributable to the 13.8% increase in attendance and a 4.2% increase in concession revenues per patron from $2.14 for the 2011 period to $2.23 for the 2012 period. The increase in attendance was primarily due to new theatres, including the ten theatres in Argentina acquired during August 2011. The decrease in average ticket price was primarily due to the unfavorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to price increases.

Cost of Operations. The table below summarizes certain of our year-over-year theatre operating costs by reportable segment (in millions).

	U.S. Segment		International Segment		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Film rentals and advertising	$306.8	$280.0	$115.9	$107.8	$422.7	$387.8
Concession supplies	34.9	30.2	25.3	22.7	60.2	52.9
Salaries and wages	85.9	81.7	34.9	26.4	120.8	108.1
Facility lease expense	95.6	92.0	44.6	43.8	140.2	135.8
Utilities and other	91.2	84.5	44.9	40.9	136.1	125.4

U.S. Film rentals and advertising costs were $306.8 million, or 55.4% of admissions revenues for the 2012 period compared to $280.0 million, or 55.5% of admissions revenues, for the 2011 period. Concession supplies expense was $34.9 million, or 12.8% of concession revenues, for the 2012 period compared to $30.2 million, or 12.3% of concession revenues, for the 2011 period. The increase in the concession supplies rate was primarily due to increased inventory procurement costs.

Salaries and wages increased to $85.9 million for the 2012 period from $81.7 million for the 2011 period primarily due to increased staffing levels to support the 5.8% increase in attendance and new theatres. Facility lease expense increased to $95.6 million for the 2012 period from $92.0 million for the 2011 period primarily due to new theatres. Utilities and other costs increased to $91.2 million for the 2012 period from $84.5 million for the 2011 period primarily due to new theatres, increased expenses related to digital and 3-D equipment and increased repairs and maintenance expenses.

•

International. Film rentals and advertising costs were $115.9 million, or 48.7% of admissions revenues, for the 2012 period compared to $107.8 million, or 50.7% of admissions revenues, for the 2011 period. The decrease in the film rentals and advertising rate is primarily due to the mix of films during the 2012 period compared to the 2011 period and the impact of increased virtual print fees that we earn from studios on certain films played in our international locations. Concession supplies expense was $25.3 million, or 23.4% of concession revenues, for the 2012 period compared to $22.7 million, or 24.9% of concession revenues, for the 2011 period. The decrease in the concession supplies rate is due to the mix of products sold during the 2012 period compared to the 2011 period and the impact from concession sales price increases.

Salaries and wages increased to $34.9 million for the 2012 period from $26.4 million for the 2011 period primarily due to new theatres, including the ten theatres in Argentina acquired in August 2011, increased wage rates and increased staffing levels to support the 13.8% increase in attendance. Facility lease expense increased to $44.6 million for the 2012 period from $43.8 million for the 2011 period primarily due to new theatres, including the ten theatres in Argentina acquired in August 2011. Utilities and other costs increased to $44.9 million for the 2012 period from $40.9 million for the 2011 period primarily due to new theatres, including the ten theatres in Argentina acquired in August 2011, increased expenses related to 3-D equipment and increased repairs and maintenance expenses.

General and Administrative Expenses. General and administrative expenses increased to $68.9 million for the 2012 period from $59.1 million for the 2011 period. The increase was primarily due to increased salaries and incentive compensation expense of approximately $4.7 million, increased share based awards compensation expense of approximately $2.3 million and additional overhead expenses associated with the ten theatres in Argentina acquired in August 2011.

Depreciation and Amortization. Depreciation and amortization expense was $73.2 million for the 2012 period compared to $79.0 million for the 2011 period. Depreciation and amortization expense for the 2011 period included approximately $7.1 million related to the accelerated depreciation on the Company’s domestic 35-millimeter projection systems that became fully depreciated as of September 30, 2011.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $0.5 million for the 2012 period compared to $2.6 million for the 2011 period. Impairment charges for the 2012 period consisted of U.S. and international theatre properties, impacting nine of our twenty-four reporting units. Impairment charges for the 2011 period consisted of U.S. and international theatre properties, impacting thirteen of our twenty-four reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 11 to our condensed consolidated financial statements.

Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $1.3 million during the 2012 period compared to $6.2 million during the 2011 period. The loss recorded during the 2012 period was primarily due to the retirement of certain theatre equipment that was replaced during the period. The loss recorded during the 2011 period included a loss of $2.3 million related to a settlement for a previously terminated interest rate swap agreement, a loss of $1.0 million related to the sale of digital projection systems to DCIP, a loss of $0.5 million for the write-off of an intangible asset associated with a screen advertising contract in Brazil that was terminated during the 2011 period, and the write-off of theatre properties and equipment as a result of theatre remodels.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $63.5 million for the 2012 period compared to $59.1 million for the 2011 period. The increase was primarily due to the refinancing of the $157.2 million unextended portion of our term loan debt outstanding with $200 million of 7.375% senior subordinated notes due 2021, which occurred during June 2011. See Note 3 to our condensed consolidated financial statements for further discussion of the refinancing.

Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of $4.9 million during the 2011 period related to the prepayment of approximately $157.2 million of the unextended portion of our term loan debt. The loss included the write-off of $2.2 million of unamortized debt issue costs related to the portion of the term loan debt that was prepaid and the reclassification of $2.7 million from accumulated other comprehensive loss to earnings as a result of our determination that quarterly interest payments hedged by certain of our interest rate swap agreements are no longer probable to occur. See Note 3 to our condensed consolidated financial statements for further discussion of the prepayment and Note 9 to our condensed consolidated financial statements for discussion of our interest rate swap agreements.

Distributions from NCM. We recorded distributions from NCM of $8.4 million during the 2012 period and $11.4 million during the 2011 period, which were in excess of the carrying value of our Tranche 1 investment. See Note 5 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $2.8 million during the 2012 period compared to $0.6 million during the 2011 period. The equity in income of affiliates recorded during the 2012 period primarily included income of approximately $3.0 million related to our equity investment in DCIP (see Note 6 to our condensed consolidated financial statements) partially offset by a loss of approximately $0.2 million related to our equity investment in NCM (see Note 5 to our condensed consolidated financial statements). The equity in income of affiliates recorded during the 2011 period primarily included income of approximately $1.1 million related to our equity investment in NCM partially offset by a loss of approximately $0.3 million related to our equity investment in DCIP.

Income Taxes. Income tax expense of $59.2 million was recorded for the 2012 period compared to $32.7 million for the 2011 period. The effective tax rate was 38.2% for the 2012 period compared to 32.8% for the 2011 period. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate. Income tax expense for the 2011 period includes the impact of a reduction of our liabilities for uncertain tax positions due to settlements and closures of various tax years, which resulted in a tax benefit of approximately $3.6 million for the 2011 period.

Item 4.	Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2012, we carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Supplemental Schedules Specified by the Senior Notes Indenture and the Senior Subordinated Notes Indenture:

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

JUNE 30, 2012

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$432,785	$91,483	$—	$524,268
Other current assets	103,348	4,142	—	107,490

Total current assets	536,133	95,625	—	631,758

Theatre properties and equipment, net	1,242,695	—	—	1,242,695

Other assets	1,605,036	94,402	(27,019)	1,672,419

Total assets	$3,383,864	$190,027	$(27,019)	$3,546,872

Liabilities and equity

Current liabilities
Current portion of long-term debt	$12,006	$—	$—	$12,006
Current portion of capital lease obligations	10,058	—	—	10,058
Accounts payable and accrued expenses	267,273	103	—	267,376

Total current liabilities	289,337	103	—	289,440

Long-term liabilities
Long-term debt, less current portion	1,554,390	—	—	1,554,390
Capital lease obligations, less current portion	129,572	—	—	129,572
Other long-term liabilities and deferrals	418,526	90,906	—	509,432

Total long-term liabilities	2,102,488	90,906	—	2,193,394

Commitments and contingencies

Equity	992,039	99,018	(27,019)	1,064,038

Total liabilities and equity	$3,383,864	$190,027	$(27,019)	$3,546,872

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

SIX MONTHS ENDED JUNE 30, 2012

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated

Revenues	$1,228,424	$—	$—	$1,228,424

Cost of operations
Theatre operating costs	880,054	—	—	880,054
General and administrative expenses	68,932	12	—	68,944
Depreciation and amortization	73,157	—	—	73,157
Impairment of long-lived assets	496	—	—	496
Loss on sale of assets and other	1,305	—	—	1,305

Total cost of operations	1,023,944	12	—	1,023,956

Operating income (loss)	204,480	(12)	—	204,468

Other income (expense)	(59,388)	9,782	—	(49,606)

Income before income taxes	145,092	9,770	—	154,862
Income taxes	55,513	3,664	—	59,177

Net income	89,579	6,106	—	95,685
Less: Net income attributable to noncontrolling interests	1,273	—	—	1,273

Net income attributable to Cinemark USA, Inc.	$88,306	$6,106	$—	$94,412

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

SIX MONTHS ENDED JUNE 30, 2012

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated

Net income	$89,579	$6,106	$—	$95,685

Other comprehensive income, net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $24	44	—	—	44
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $3,219	5,365	—	—	5,365
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreement	1,976	—	—	1,976
Foreign currency translation adjustment	(23,440)	—	—	(23,440)

Total other comprehensive loss, net of tax	(16,055)	—	—	(16,055)

Total comprehensive income, net of tax	73,524	6,106	—	79,630
Comprehensive income attributable to noncontrolling interests	(1,080)	—	—	(1,080)

Comprehensive income attributable to Cinemark USA, Inc.	$72,444	$6,106	$—	$78,550

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2012

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Operating activities
Net income	$89,579	$6,106	$—	$95,685
Adjustments to reconcile net income to cash provided by operating activities	80,831	25	—	80,856
Changes in assets and liabilities	(5,499)	4,121	—	(1,378)

Net cash provided by operating activities	164,911	10,252	—	175,163

Investing activities
Additions to theatre properties and equipment	(93,587)	—	—	(93,587)
Proceeds from sale of theatre properties and equipment	667	—	—	667
Acquisition of theatre in U.S.	(14,080)	—	—	(14,080)
Investment in DCIP and other	—	(406)	—	(406)

Net cash used for investing activities	(107,000)	(406)	—	(107,406)

Financing activities
Dividends paid to parent	(47,750)	—	—	(47,750)
Payroll taxes paid as a result of restricted stock withholdings	(3,263)	—	—	(3,263)
Repayments of long-term debt	(6,052)	—	—	(6,052)
Payments on capital leases	(4,598)	—	—	(4,598)
Other	231	—	—	231

Net cash used for financing activities	(61,432)	—	—	(61,432)

Effect of exchange rate changes on cash and cash equivalents	(3,310)	—	—	(3,310)

Increase (decrease) in cash and cash equivalents	(6,831)	9,846	—	3,015
Cash and cash equivalents:
Beginning of year	439,616	81,637	—	521,253

End of year	$432,785	$91,483	$—	$524,268

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

Item 6. Exhibits

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark USA, Inc. for the quarter ended June 30, 2012, filed August 10, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK USA, INC.
Registrant

DATE: August 10, 2012

/s/ Tim Warner
Tim Warner
Chief Executive Officer

/s/ Robert Copple
Robert Copple
Chief Financial Officer

EXHIBIT INDEX

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark USA, Inc. for the quarter ended June 30, 2012, filed August 10, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.