Form 10-Q
period 2012-09-30
CINEMARK USA INC /TX
filed 2012-11-13
CIK 885975

CINEMARK USA, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a)

AND (b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED

DISCLOSURE FORMAT

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data, unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$540,678	$521,253
Inventories	10,662	11,284
Accounts receivable	57,412	54,757
Income tax receivable	2,874	17,786
Deferred tax asset	10,291	10,583
Prepaid expenses and other	11,428	11,300
Accounts receivable due from parent	4,764	—

Total current assets	638,109	626,963

Theatre properties and equipment	2,211,968	2,103,927
Less accumulated depreciation and amortization	949,049	865,077

Theatre properties and equipment - net	1,262,919	1,238,850

Other assets
Goodwill	1,152,892	1,150,637
Intangible assets - net	332,891	336,907
Investment in NCM	80,188	72,040
Investment in DCIP	20,267	12,798
Investment in marketable securities - RealD	10,932	9,709
Investments in and advances to affiliates	1,460	1,543
Long-term deferred tax asset	9,559	8,826
Deferred charges and other assets, net	76,784	63,980

Total other assets	1,684,973	1,656,440

Total assets	$3,586,001	$3,522,253

Liabilities and equity

Current liabilities
Current portion of long-term debt	$11,878	$12,145
Current portion of capital lease obligations	10,300	9,639
Income tax payable	7,169	6,506
Deferred tax liability	152	—
Accounts payable and accrued expenses	251,636	275,960

Total current liabilities	281,135	304,250
Long-term liabilities
Long-term debt, less current portion	1,551,592	1,560,076
Capital lease obligations, less current portion	127,258	131,533
Deferred tax liability	170,060	162,449
Liability for uncertain tax positions	20,198	22,411
Deferred lease expenses	37,536	34,466
Deferred revenue - NCM	242,367	236,310
Other long-term liabilities	61,492	45,465

Total long-term liabilities	2,210,503	2,192,710

Commitments and contingencies (see Note 18)

Equity
Cinemark USA, Inc.’s stockholder’s equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49,543	49,543
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Additional paid-in-capital	1,187,011	1,176,535
Accumulated deficit	(93,300)	(163,632)
Accumulated other comprehensive loss	(36,387)	(23,682)

Total Cinemark USA, Inc.’s stockholder’s equity	1,082,634	1,014,531
Noncontrolling interests	11,729	10,762

Total equity	1,094,363	1,025,293

Total liabilities and equity	$3,586,001	$3,522,253

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues
Admissions	$402,440	$417,088	$1,194,306	$1,134,697
Concession	200,112	194,794	581,346	530,828
Other	31,021	28,131	86,345	78,217

Total revenues	633,573	640,013	1,861,997	1,743,742

Cost of operations
Film rentals and advertising	214,002	225,431	636,718	613,204
Concession supplies	32,924	32,166	93,162	85,076
Salaries and wages	63,707	60,114	184,548	168,222
Facility lease expense	72,883	72,318	213,059	208,111
Utilities and other	74,336	72,679	210,419	198,082
General and administrative expenses	36,539	32,171	105,483	91,289
Depreciation and amortization	36,897	40,542	110,054	119,579
Impairment of long-lived assets	976	992	1,472	3,601
Loss on sale of assets and other	6,699	1,809	8,004	7,975

Total cost of operations	538,963	538,222	1,562,919	1,495,139

Operating income	94,610	101,791	299,078	248,603

Other income (expense)
Interest expense	(30,861)	(32,249)	(94,369)	(91,316)
Interest income	1,396	2,955	3,656	6,448
Foreign currency exchange gain (loss)	1,215	(1,858)	1,662	(512)
Loss on early retirement of debt	—	—	—	(4,945)
Distributions from NCM	4,673	5,108	13,090	16,530
Equity in income of affiliates	6,844	1,719	9,622	2,353

Total other expense	(16,733)	(24,325)	(66,339)	(71,442)

Income before income taxes	77,877	77,466	232,739	177,161
Income taxes	29,625	29,517	88,802	62,222

Net income	$48,252	$47,949	$143,937	$114,939
Less: Net income attributable to noncontrolling interests	582	728	1,855	1,685

Net income attributable to Cinemark USA, Inc.	$47,670	$47,221	$142,082	$113,254

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$48,252	$47,949	$143,937	$114,939
Other comprehensive income (loss), net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $48, $3,888, $72 and $4,180	(79)	(6,535)	(35)	(7,565)
Unrealized (loss) gain due to fair value adjustments on available-for-sale securities, net of taxes of $2,760, $6,403, $459 and $7,485	(4,601)	(10,765)	764	(12,485)
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreement	494	989	2,470	3,248
Foreign currency translation adjustment	7,354	(59,119)	(16,086)	(35,739)

Total other comprehensive income (loss), net of tax	3,168	(75,430)	(12,887)	(52,541)

Total comprehensive income (loss), net of tax	51,420	(27,481)	131,050	62,398
Comprehensive income attributable to noncontrolling interests	(593)	(407)	(1,673)	(1,512)

Comprehensive income (loss) attributable to Cinemark USA, Inc.	$50,827	$(27,888)	$129,377	$60,886

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine months ended September 30,
	2012	2011
Operating activities
Net income	$143,937	$114,939

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	106,838	116,644
Amortization of intangible and other assets and favorable/unfavorable leases	3,216	2,935
Amortization of long-term prepaid rents	1,988	1,976
Amortization of debt issue costs	3,575	3,557
Amortization of deferred revenues, deferred lease incentives and other	(6,890)	(7,221)
Amortization of accumulated other comprehensive loss related to interest rate swap agreement	2,470	3,248
Fair value change in interest rate swap agreements not designated as hedges	(761)	(754)
Amortization of bond discount	692	633
Impairment of long-lived assets	1,472	3,601
Share based awards compensation expense	9,615	6,641
Loss on sale of assets and other	8,004	6,937
Loss on contribution and sale of digital projection systems to DCIP	—	1,038
Loss on early retirement of debt	—	4,945
Deferred lease expenses	3,327	2,910
Deferred income tax expenses	6,935	10,536
Equity in income of affiliates	(9,622)	(2,353)
Distributions from equity investees	4,563	4,599
Changes in assets and liabilities	(5,592)	16,799

Net cash provided by operating activities	273,767	291,610

Investing activities
Additions to theatre properties and equipment	(146,527)	(126,183)
Proceeds from sale of theatre properties and equipment	737	5,131
Acquisition of theatre in the U.S.	(14,080)	—
Acquisition of ten theatres in Argentina	—	(66,958)
Investment in DCIP and other	(1,375)	(1,268)

Net cash used for investing activities	(161,245)	(189,278)

Financing activities
Dividends paid to parent	(71,750)	(71,250)
Payroll taxes paid as a result of restricted stock withholdings	(3,263)	(494)
Repayments of long-term debt	(9,051)	(164,587)
Proceeds from issuance of senior subordinated notes	—	200,000
Payment of debt issue costs	—	(4,539)
Payments on capital leases	(6,958)	(5,314)
Purchase of noncontrolling interest in Cinemark Chile	—	(1,443)
Other	39	(301)

Net cash used for financing activities	(90,983)	(47,928)

Effect of exchange rate changes on cash and cash equivalents	(2,114)	(7,896)

Increase in cash and cash equivalents	19,425	46,508

Cash and cash equivalents:
Beginning of period	521,253	464,765

End of period	$540,678	$511,273

Supplemental information (see Note 15)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

1.	The Company and Basis of Presentation

Cinemark USA, Inc. and subsidiaries (the “Company”) is a leader in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the nine months ended September 30, 2012.

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

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2011, included in the Annual Report on Form 10-K filed March 14, 2012 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results to be achieved for the full year.

2.	New Accounting Pronouncements

There have been no new accounting pronouncements issued or effective through the nine months ended September 30, 2012 that had or are expected to have an impact on the Company’s condensed consolidated financial statements.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

As of September 30, 2012, there was approximately $898,955 outstanding under the term loan and no borrowings outstanding under the revolving credit line.

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined in paragraph 10-35 of Financial Accounting Standards Board Accounting Standards Codification Topic 820 “Fair Value Measurement” (“FASB ASC Topic 820”). The carrying value of the Company’s long-term debt was $1,563,470 and $1,572,221 as of September 30, 2012 and December 31, 2011, respectively. The fair value of the Company’s long-term debt was $1,690,221 and $1,622,286 as of September 30, 2012 and December 31, 2011, respectively.

4.	Acquisition of Argentina Theatres

On August 25, 2011, the Company acquired ten theatres with 95 screens from Hoyts General Cinema South America, Inc. in a stock purchase for approximately $66,958 in cash. The acquisition resulted in an expansion of the Company’s international theatre base. The Company incurred approximately $200 in transaction costs, which are reflected in general and administrative expenses on the condensed consolidated statement of income for the three and nine months ended September 30, 2011. The transaction was accounted for by applying the acquisition method.

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

Below is a summary of changes in stockholder’s equity attributable to Cinemark USA, Inc., noncontrolling interests and total equity for the nine months ended September 30, 2012 and 2011:

	Cinemark USA, Inc. Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2012	$1,014,531	$10,762	$1,025,293
Share based awards compensation expense	9,615	—	9,615
Tax benefit related to restricted stock vesting and dividends paid on unvested restricted stock	861	—	861
Dividends paid to parent	(71,750)	—	(71,750)
Dividends paid to noncontrolling interests	—	(706)	(706)
Net income	142,082	1,855	143,937
Fair value adjustments on interest rate swap agreements designated as hedges, net of taxes of $72	(35)	—	(35)
Amortization of accumulated other comprehensive loss on terminated swap agreement	2,470	—	2,470
Fair value adjustments on available-for-sale securities, net of taxes of $459	764	—	764
Foreign currency translation adjustment	(15,904)	(182)	(16,086)

Balance at September 30, 2012	$1,082,634	$11,729	$1,094,363

	Cinemark USA, Inc. Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2011	$1,029,100	$11,605	$1,040,705
Purchase of noncontrolling interests’ share of Chile subsidiary	(917)	(526)	(1,443)
Share based awards compensation expense	6,641	—	6,641
Tax benefit related to stock option exercises, restricted stock vesting and dividends paid on unvested restricted stock	910	—	910
Dividends paid to parent	(71,250)	—	(71,250)
Dividends paid to noncontrolling interests	—	(1,211)	(1,211)
Write-off of accumulated other comprehensive loss related to cash flow hedges, net of taxes of $723	2,037	—	2,037
Net income	113,254	1,685	114,939
Fair value adjustments on interest rate swap agreements, net of taxes of $4,180	(7,565)	—	(7,565)
Amortization of accumulated other comprehensive loss on terminated swap agreement	3,248	—	3,248
Fair value adjustments on available-for-sale securities, net of taxes of $7,485	(12,485)	—	(12,485)
Foreign currency translation adjustment	(35,566)	(173)	(35,739)

Balance at September 30, 2011	$1,027,407	$11,380	$1,038,787

6.	Investment in National CineMedia

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

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment in NCM	Deferred Revenue	Distributions from NCM	Equity in Earnings	Other Revenue	Cash Received
Balance as of January 1, 2012	$72,040	$(236,310)
Receipt of common units due to annual common unit adjustment	9,137	(9,137)	—	—	—	—
Revenues earned under ESA (1)	—	—	—	—	(5,354)	5,354
Receipt of excess cash distributions	(3,596)	—	(10,167)	—	—	13,763
Receipt under tax receivable agreement	(967)	—	(2,923)	—	—	3,890
Equity in earnings	3,574	—	—	(3,574)	—	—
Amortization of deferred revenue	—	3,080	—	—	(3,080)	—

Balance as of and for the period ended September 30, 2012	$80,188	$(242,367)	$(13,090)	$(3,574)	$(8,434)	$23,007

(1)

Amount includes the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $8,367.

During the nine months ended September 30, 2012 and 2011, the Company recorded equity earnings of approximately $3,574 and $4,486, respectively.

Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCM, Inc. and the Company, AMC Entertainment, Inc. and Regal Entertainment Group, which we refer to collectively as the Founding Members, annual adjustments to the common membership units are made primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each Founding Member. To account for the receipt of additional common units under the Common Unit Adjustment Agreement, the Company follows the guidance in FASB ASC 323-10-35-29 (formerly EITF 02-18, “Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition”) by analogy, which also refers to AICPA Technical Practice Aid 2220.14, which indicates that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. The Company concluded that the construction or acquisition of new theatres that has led to the common unit adjustments equates to making additional investments in NCM. The Company evaluated the receipt of the additional common units in NCM and the assets exchanged for these additional units and has determined that the right to use its incremental new screens would not be considered funding of prior losses. The Company accounts for these additional common units, which it refers to herein as its Tranche 2 Investment, as a separate investment than its Tranche 1 Investment. The common units received are recorded at fair value as an increase in the Company’s investment in NCM with an offset to deferred revenue. The deferred revenue is amortized over the remaining term of the ESA. The Company’s Tranche 2 Investment is accounted for following the equity method, with undistributed equity earnings related to its Tranche 2 Investment included as a component of earnings in equity in income of affiliates and distributions received related to its Tranche 2 Investment recorded as a reduction of its investment basis. In the event that a common unit adjustment is determined to be a negative number, the Founding Member can elect to either transfer and surrender to NCM the number of common units equal to all or part of such Founding Member’s common unit adjustment or pay to NCM an amount equal to such Founding Member’s common unit adjustment calculated in accordance with the Common Unit Adjustment Agreement. If the Company elects to surrender common units as part of a negative common unit adjustment, the Company would record a reduction to deferred revenue at the then fair value of the common units surrendered and a reduction of the Company’s Tranche 2 Investment at an amount equal to the weighted average cost for Tranche 2 common units, with the difference between the two values recorded as a gain or loss on sale of assets and other.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

During March 2012, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company received an additional 598,724 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value as part of its Tranche 2 Investment with a corresponding adjustment to deferred revenue of approximately $9,137. The deferred revenue will be recognized over the remaining term of the ESA, which is approximately 24 years. As of September 30, 2012, the Company owned a total of 18,094,644 common units of NCM, representing an ownership interest of approximately 16%.

Below is summary financial information for NCM for the three and six months ended June 28, 2012 (financial information was not yet available for the nine months ended September 30, 2012).

	Three Months Ended June 28, 2012	Six Months Ended June 28, 2012
Gross revenues	$110,098	$189,234
Operating income	$45,382	$62,330
Net earnings	$1,872	$5,023

7.	Investment in Digital Cinema Implementation Partners

On February 12, 2007, the Company, AMC Entertainment Inc. and Regal Entertainment Group entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “Agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. As of September 30, 2012, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP.

The Company has a variable interest in Kasima through the terms of its master equipment lease agreement; however, the Company has determined that it is not the primary beneficiary of Kasima, as the Company does not have the ability to direct the activities of Kasima that most significantly impact Kasima’s economic performance. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting. During the nine months ended September 30, 2012 and 2011, the Company recorded equity income (loss) of approximately $6,144 and $(1,927), respectively, relating to this investment.

Below is a summary of changes in the Company’s investment in DCIP for the nine months ended September 30, 2012:

Investment in DCIP

Balance as of January 1, 2012	$12,798
Cash contributions to DCIP	1,325
Equity in income	6,144

Balance as of September 30, 2012	$20,267

The digital projection systems that are leased from Kasima are under an operating lease with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, the Company pays minimum annual rent of one thousand dollars per digital projection system for the first six and a half years from the effective date of the agreement and minimum annual rent of three thousand dollars per digital projection system beginning at six and a half years from the effective date through the end of the lease term. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum. As of September 30, 2012, the Company had 3,497 digital projection systems being leased under the master equipment lease agreement with Kasima.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company recorded equipment lease expense of approximately $5,827 and $3,684 during the nine months ended September 30, 2012 and 2011, respectively, which is included in utilities and other costs on the condensed consolidated statements of income.

The digital projection systems leased from Kasima have replaced a majority of the Company’s existing 35 millimeter projection systems in its U.S. theatres. Therefore, upon signing the Agreements, the Company began accelerating the depreciation of its 35 millimeter projection systems, based on the estimated replacement timeframe. The Company recorded depreciation expense of approximately $10,604 on its domestic 35 millimeter projection systems during the nine months ended September 30, 2011. The Company’s domestic 35 millimeter projection systems became fully depreciated as of September 30, 2011.

8.	Investment in Marketable Securities – RealD

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

As of September 30, 2012, the Company owned 1,222,780 shares in RealD, with an estimated fair value of $10,932, which is based on the closing price of RealD’s common stock on September 28, 2012, which falls under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. During the nine months ended September 30, 2012, the Company recorded an unrealized holding gain of approximately $1,223, before taxes, as a component of accumulated other comprehensive loss on the condensed consolidated balance sheet.

9.	Share Based Awards

Stock Options – A summary of stock option activity and related information for Cinemark Holdings, Inc. stock options that are held by the Company’s employees for the nine months ended September 30, 2012 is as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2012	82,166	$7.63
Exercised	(450)	$7.63

Outstanding at September 30, 2012	81,716	$7.63	$1,209

Options exercisable at September 30, 2012	81,716	$7.63	$1,209

There were no options granted or forfeited during the nine months ended September 30, 2012. The total intrinsic value of options exercised during the nine months ended September 30, 2012 was $7. As of September 30, 2012, there was no remaining unrecognized compensation expense related to outstanding stock options as all outstanding options fully vested on April 2, 2009. Options outstanding at September 30, 2012 have an average remaining contractual life of approximately two years.

Restricted Stock – During the nine months ended September 30, 2012, Cinemark Holdings, Inc. granted 653,229 shares of restricted stock to directors of Cinemark Holdings, Inc. and employees of the Company. The fair value of the restricted stock granted was determined based on the market value of Cinemark Holdings, Inc.’s common stock on the dates of grant, which ranged from $21.63 to $22.97 per share. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock awards. Certain of the restricted stock granted to employees vests over three years based on continued service and the remaining restricted stock granted to employees vests over four years based on continued service. The restricted stock granted to Cinemark Holdings, Inc.’s directors vests over one year based on continued service. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however the sale and transfer of the restricted shares is prohibited during the restriction period.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of restricted stock activity for the nine months ended September 30, 2012:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	1,384,390	$16.85
Granted	653,229	$21.70
Forfeited	(14,423)	$18.58
Vested	(488,328)	$17.01

Outstanding at September 30, 2012	1,534,868	$18.85

Unvested restricted stock at September 30, 2012	1,534,868	$18.85

The Company receives an income tax deduction upon vesting of certain of the restricted stock awards. The total fair value of shares that vested during the nine months ended September 30, 2012 was $10,829. The Company recognized a tax benefit of approximately $3,742 and Cinemark Holdings, Inc. recognized an additional benefit of $325 during the nine months ended September 30, 2012 related to these vested shares.

The Company recorded compensation expense of $7,454 and $4,341 and Cinemark Holdings, Inc. recorded an additional $550 and $491, respectively, related to restricted stock awards during the nine months ended September 30, 2012 and 2011. As of September 30, 2012, the remaining unrecognized compensation expense related to restricted stock awards was $20,863 and the weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Restricted Stock Units – During the nine months ended September 30, 2012, Cinemark Holdings, Inc. granted restricted stock units representing 152,955 hypothetical shares of common stock to employees of the Company. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the three fiscal year period ending December 31, 2014 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the three year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the three year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the three year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. All payouts of restricted stock units that vest will be subject to an additional one year service requirement and will be paid in the form of common stock if the participant continues to provide services through March 2016, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the nine months ended September 30, 2012 at each of the three target levels of financial performance (excluding forfeiture assumptions):

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

There were no forfeitures of restricted stock unit awards during the nine months ended September 30, 2012. The Company recorded compensation expense of $2,161 and $2,300 related to restricted stock unit awards during the nine months ended September 30, 2012 and 2011, respectively.

During the nine months ended September 30, 2012, 196,051 restricted stock unit awards vested. Upon vesting, each restricted stock unit was converted into one share of Cinemark Holdings, Inc.’s common stock. In addition, the Company paid approximately $600 in dividends on the vested restricted stock units, which represented dividends declared by Cinemark Holdings, Inc. that had accumulated on the awards since they were granted in 2008. The fair value of the restricted stock unit awards that vested during the nine months ended September 30, 2012 was approximately $4,400. The Company recognized a tax benefit of approximately $1,848 during the nine months ended September 30, 2012 related to these vested awards.

As of September 30, 2012, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $4,860. The weighted average period over which this remaining compensation expense will be recognized is approximately two years. As of September 30, 2012, the Company had restricted stock units outstanding that represented a total of 994,674 hypothetical shares of common stock, net of actual cumulative forfeitures of 11,608 units, assuming the maximum IRR of at least 12.5% is achieved for all of the grants.

10.	Interest Rate Swap Agreements

The Company is currently a party to four interest rate swap agreements that qualify for cash flow hedge accounting. No premium or discount was incurred upon the Company entering into any of its interest rate swap agreements because the pay rates and receive rates on the interest rate swap agreements represented prevailing rates for each counterparty at the time each of the interest rate swap agreements was consummated. The fair values of the interest rate swaps are recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive loss and the ineffective portion reported in earnings. The changes in fair values are reclassified from accumulated other comprehensive loss into earnings in the same period that the hedged items affect earnings. For the nine months ended September 30, 2012 and 2011, the Company reclassified approximately $11,184 and $12,047, respectively, from accumulated other comprehensive loss into earnings.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of the Company’s current interest rate swap agreements designated as hedge agreements as of September 30, 2012:

Amount Designated as a Hedge	Nominal Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	Current Liability (1)	Long-Term Liability (2)	Estimated Total Fair Value at September 30, 2012
$63,983 (3)	$75,000	November 2008	3.6300%	1-Month LIBOR	November 2012	$320	$—	$320
$175,000	$175,000	December 2010	1.3975%	1-Month LIBOR	September 2015	1,968	3,483	5,451
$175,000	$175,000	December 2010	1.4000%	1-Month LIBOR	September 2015	1,991	3,534	5,525
$100,000	$100,000	November 2011	1.7150%	1-Month LIBOR	April 2016	1,570	3,056	4,626

$513,983	$525,000					$5,849	$10,073	$15,922

(1)	Included in accounts payable and accrued expenses on the condensed consolidated balance sheet as of September 30, 2012.
(2)	Included in other long-term liabilities on the condensed consolidated balance sheet as of September 30, 2012.
(3)	An additional $11,017 of this original $75,000 swap is no longer designated as a hedge as a result of the prepayment of the unextended portion of the Company’s term loan debt.

The Company amortized approximately $2,470 and $3,248 to interest expense during the nine months ended September 30, 2012 and 2011, respectively, related to a previously terminated interest rate swap agreement. The accumulated other comprehensive loss related to the terminated interest rate swap agreement became fully amortized during the nine months ended September 30, 2012. See Note 13 for additional information about the Company’s fair value measurements related to its interest rate swap agreements.

11.	Goodwill and Other Intangible Assets

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2012 (1)	$948,026	$202,611	$1,150,637
Acquisition of U.S. theatre	8,971	—	8,971
Foreign currency translation adjustments	—	(6,716)	(6,716)

Balance at September 30, 2012 (1)	$956,997	$195,895	$1,152,892

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.

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

No events or changes in circumstances occurred during the nine months ended September 30, 2012 that indicated the carrying value of goodwill might exceed its estimated fair value.

Intangible assets consisted of the following:

	January 1, 2012	Amortization	Other (1)	September 30, 2012
Intangible assets with finite lives:
Gross carrying amount	$74,381	$—	$(707)	$73,674
Accumulated amortization	(47,313)	(3,464)	(234)	(51,011)

Total net intangible assets with finite lives	$27,068	$(3,464)	$(941)	$22,663

Intangible assets with indefinite lives:
Tradename	309,839	—	389	310,228

Total intangible assets — net	$336,907	$(3,464)	$(552)	$332,891

(1)	Consists primarily of foreign currency translation adjustments.

Estimated aggregate future amortization expense for intangible assets is as follows:

For the three months ended December 31, 2012	$1,220
For the twelve months ended December 31, 2013	4,503
For the twelve months ended December 31, 2014	3,945
For the twelve months ended December 31, 2015	3,627
For the twelve months ended December 31, 2016	3,373
Thereafter	5,995

Total	$22,663

12.	Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of approximately twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the nine months ended September 30, 2012 and 2011. As of September 30, 2012, the estimated aggregate fair value of the long-lived assets impaired during the nine months ended September 30, 2012 was $4,760.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States theatre properties	$884	$303	$1,261	$1,367
International theatre properties	92	689	211	2,234

Subtotal	$976	$992	$1,472	$3,601
Intangible assets	—	—	—	—

Impairment of long-lived assets	$976	$992	$1,472	$3,601

13.	Fair Value Measurements

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

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of September 30, 2012:

Description	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Interest rate swap liabilities – current (see Note 10)	$(5,849)	$—	$—	$(5,849)
Interest rate swap liabilities – long-term (see Note 10)	$(10,075)	$—	$—	$(10,075)
Investment in RealD (see Note 8)	$10,932	$10,932	$—	$—

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2011:

Description	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Interest rate swap liabilities – current (see Note 10)	$(9,979)	$—	$—	$(9,979)
Interest rate swap liabilities – long-term (see Note 10)	$(6,597)	$—	$—	$(6,597)
Investment in RealD (see Note 8)	$9,709	$9,709	$—	$—

Below is a reconciliation of the beginning and ending balance for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Liabilities		Assets
	2012	2011	2012	2011
Beginning balances – January 1	$(16,576)	$(15,970)	$—	$8,955
Total loss included in accumulated other comprehensive loss	(107)	(2,790)	—	(8,955)
Total gain included in earnings	761	754	—	—

Ending balances – September 30	$(15,922)	$(18,006)	$—	$—

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

There were no changes in valuation techniques during the period. There were no transfers in or out of Level 3 during the nine months ended September 30, 2012.

14.	Foreign Currency Translation

The accumulated other comprehensive loss account in stockholder’s equity of $23,682 and $36,387 at December 31, 2011 and September 30, 2012, respectively, includes the cumulative foreign currency adjustments of $(11,325) and $(27,229), respectively, from translating the financial statements of the Company’s international subsidiaries, and also includes the change in fair values of the Company’s interest rate swap agreements that are designated as hedges and the change in fair value of the Company’s available-for-sale securities.

All foreign countries where the Company has operations are non-highly inflationary and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.

Below is a summary of the impact of translating the September 30, 2012 financial statements of certain of the Company’s international subsidiaries:

				Accumulated Other Comprehensive Income (Loss) For Nine Months Ended September 30, 2012

	Exchange Rate as of		Total Assets at September 30, 2012
Country	September 30, 2012	December 31, 2011
Brazil	2.03	1.87	$318,834	$(19,595)
Mexico	12.88	14.00	$136,039	6,716
Argentina	4.74	4.31	$133,889	(9,688)
Colombia	1,800.52	1,950.0	$43,440	2,157
Chile	474.50	520.7	$51,584	3,422
All other				1,084

				$(15,904)

15.	Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Nine Months Ended
	September 30,
	2012	2011
Cash paid for interest	$75,737	$69,273
Cash paid for income taxes, net of refunds received	$63,638	$15,902
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$(9,943)	$1,138
Theatre properties acquired under capital lease	$3,802	$535
Change in fair market values of interest rate swap agreements, net of taxes	$(35)	$(7,565)
Investment in NCM – receipt of common units (see Note 6)	$9,137	$9,302
Investment in RealD (see Note 8)	$—	$3,402
Change in fair market value of available-for-sale securities, net of taxes (see Note 8)	$764	$(12,485)

(1)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2011 and September 30, 2012 were $18,512 and $8,569, respectively.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

16.	Segments

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

Below is a breakdown of selected financial information by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
U.S.	$416,165	$441,334	$1,271,155	$1,216,679
International	220,633	201,637	598,880	534,828
Eliminations	(3,225)	(2,958)	(8,038)	(7,765)

Total revenues	$633,573	$640,013	$1,861,997	$1,743,742

Adjusted EBITDA
U.S.	$94,794	$110,591	$303,200	$290,136
International	53,832	43,988	143,428	117,679

Total Adjusted EBITDA	$148,626	$154,579	$446,628	$407,815

Capital expenditures
U.S.	$27,357	$17,871	$74,160	$57,316
International	25,583	23,010	72,367	68,867

Total capital expenditures	$52,940	$40,881	$146,527	$126,183

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$48,252	$47,949	$143,937	$114,939
Add (deduct):
Income taxes	29,625	29,517	88,802	62,222
Interest expense (1)	30,861	32,249	94,369	91,316
Loss on early retirement of debt	—	—	—	4,945
Other income (2)	(9,455)	(2,816)	(14,940)	(8,289)
Depreciation and amortization	36,897	40,542	110,054	119,579
Impairment of long-lived assets	976	992	1,472	3,601
Loss on sale of assets and other	6,699	1,809	8,004	7,975
Deferred lease expenses	997	1,260	3,327	2,910
Amortization of long-term prepaid rents	678	692	1,988	1,976
Share based awards compensation expense	3,096	2,385	9,615	6,641

Adjusted EBITDA	$148,626	$154,579	$446,628	$407,815

(1)	Includes amortization of debt issue costs.
(2)

Includes interest income, foreign currency exchange gain (loss) and equity in income of affiliates and excludes distributions from NCM. Distributions from NCM are reported entirely within the U.S. operating segment.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2012	2011	2012	2011
U.S.	$416,165	$441,334	$1,271,155	$1,216,679
Brazil	82,457	100,605	244,487	279,048
Other international countries	138,176	101,032	354,393	255,780
Eliminations	(3,225)	(2,958)	(8,038)	(7,765)

Total	$633,573	$640,013	$1,861,997	$1,743,742

Theatre Properties and Equipment-net	September 30, 2012	December 31, 2011
U.S.	$941,489	$934,279
Brazil	157,490	149,294
Other international countries	163,940	155,277

Total	$1,262,919	$1,238,850

17.	Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is Cinemark Holdings, Inc.’s Chairman of the Board and directly and indirectly owns approximately 9% of Cinemark Holdings, Inc.’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $404 and $91 of management fee revenues during the nine months ended September 30, 2012 and 2011, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company leases 19 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 20 leases, 17 have fixed minimum annual rent. The three leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. For the nine months ended September 30, 2012 and 2011, the Company paid total rent of approximately $14,095 and $14,066, respectively, to Syufy.

The Company has paid certain fees and expenses on behalf of its parent, Cinemark Holdings, Inc. and Cinemark Holdings, Inc. has paid income taxes and other items on behalf of the Company. The net receivable from Cinemark Holdings, Inc. as of September 30, 2012 and December 31, 2011 was $4,764 and $0, respectively.

18.	Commitments and Contingencies

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

19.	Condensed Consolidating Financial Information of Subsidiary Guarantors

As of September 30, 2012, the Company had outstanding $470,000 aggregate principal amount of 8.625% senior notes due 2019, or the Senior Notes, and $200,000 aggregate principal amount of 7.375% senior subordinated notes, or the Senior Subordinated Notes. These Senior Notes and Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the following subsidiaries of Cinemark USA, Inc.:

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

The following supplemental condensed consolidating financial information presents:

1.	Condensed consolidating balance sheet information as of December 31, 2011 and September 30, 2012, condensed consolidating statements of income information for the three and nine months ended September 30, 2011 and 2012, condensed consolidating statements of comprehensive income (loss) information for the three and nine months ended September 30, 2011 and 2012 and condensed consolidating statements of cash flows information for the nine months ended September 30, 2011 and 2012.

2.	Cinemark USA, Inc. (the “Parent” and “Issuer”), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method of accounting and therefore, the Parent column reflects the equity income (loss) of its Guarantor Subsidiaries and Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Guarantor Subsidiaries and Non-Guarantor Subsidiaries column. Additionally, the Guarantor Subsidiaries column reflects the equity income (loss) of its Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Non-Guarantor Subsidiaries column.

3.	Elimination entries necessary to consolidate the Parent and all of its Subsidiaries

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

DECEMBER 31, 2011

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$101,175	$204,428	$215,650	$—	$521,253
Other current assets	52,141	37,918	48,808	(33,157)	105,710
Accounts receivable from subsidiaries	237,025	—	—	(237,025)	—

Total current assets	390,341	242,346	264,458	(270,182)	626,963

Theatre properties and equipment - net	345,296	571,056	322,498	—	1,238,850

Investment in subsidiaries	1,129,319	459,713	—	(1,589,032)	—

Other assets	1,164,240	218,873	442,852	(169,525)	1,656,440

Total assets	$3,029,196	$1,491,988	$1,029,808	$(2,028,739)	$3,522,253

Liabilities and equity

Current liabilities

Current portion of long-term debt	$9,243	$—	$2,902	$—	$12,145
Current portion of capital lease obligations	1,838	5,786	2,015	—	9,639
Accounts payable and accrued expenses	113,722	81,422	116,509	(29,187)	282,466
Accounts payable to parent or subsidiaries	—	228,219	8,806	(237,025)	—

Total current liabilities	124,803	315,427	130,232	(266,212)	304,250

Long-term liabilities
Long-term debt, less current portion	1,557,174	—	108,036	(105,134)	1,560,076
Capital lease obligations, less current portion	30,252	88,976	12,305	—	131,533
Other long-term liabilities and deferrals	302,436	139,936	127,090	(68,361)	501,101

Total long-term liabilities	1,889,862	228,912	247,431	(173,495)	2,192,710

Commitments and contingencies

Equity
Cinemark USA, Inc.’s stockholder’s equity:
Common stock	49,543	457,372	167,765	(625,137)	49,543
Other stockholder’s equity	964,988	489,645	474,250	(963,895)	964,988

Total Cinemark USA, Inc. stockholder’s equity	1,014,531	947,017	642,015	(1,589,032)	1,014,531
Noncontrolling interests	—	632	10,130	—	10,762

Total equity	1,014,531	947,649	652,145	(1,589,032)	1,025,293

Total liabilities and equity	$3,029,196	$1,491,988	$1,029,808	$(2,028,739)	$3,522,253

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

SEPTEMBER 30, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$77,572	$206,161	$256,945	$—	$540,678
Other current assets	93,245	47,105	67,653	(115,336)	92,667
Accounts receivable from parent or subsidiaries	212,980	—	—	(208,216)	4,764

Total current assets	383,797	253,266	324,598	(323,552)	638,109

Theatre properties and equipment - net	339,933	583,833	339,153	—	1,262,919

Investment in subsidiaries	1,269,200	498,852	—	(1,768,052)	—

Other assets	1,166,207	221,020	453,959	(156,213)	1,684,973

Total assets	$3,159,137	$1,556,971	$1,117,710	$(2,247,817)	$3,586,001

Liabilities and equity

Current liabilities
Current portion of long-term debt	$9,244	$—	$2,634	$—	$11,878
Current portion of capital lease obligations	2,008	6,434	1,858	—	10,300
Accounts payable and accrued expenses	164,498	65,906	138,929	(110,376)	258,957
Accounts payable to parent or subsidiaries	—	174,130	34,086	(208,216)	—

Total current liabilities	175,750	246,470	177,507	(318,592)	281,135

Long-term liabilities
Long-term debt, less current portion	1,550,933	—	78,453	(77,794)	1,551,592
Capital lease obligations, less current portion	28,720	87,557	10,981	—	127,258
Other long-term liabilities and deferrals	321,100	155,076	138,856	(83,379)	531,653

Total long-term liabilities	1,900,753	242,633	228,290	(161,173)	2,210,503

Commitments and contingencies

Equity
Cinemark USA, Inc.’s stockholder’s equity:
Common stock	49,543	457,372	167,765	(625,137)	49,543
Other stockholder’s equity	1,033,091	609,395	533,520	(1,142,915)	1,033,091

Total Cinemark USA, Inc. stockholder’s equity	1,082,634	1,066,767	701,285	(1,768,052)	1,082,634
Noncontrolling interests	—	1,101	10,628	—	11,729

Total equity	1,082,634	1,067,868	711,913	(1,768,052)	1,094,363

Total liabilities and equity	$3,159,137	$1,556,971	$1,117,710	$(2,247,817)	$3,586,001

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$161,616	$256,216	$224,499	$(8,758)	$633,573

Cost of operations
Theatre operating expenses	129,699	177,253	159,658	(8,758)	457,852
General and administrative expenses	5,156	17,407	13,976	—	36,539
Depreciation and amortization	8,518	15,401	12,978	—	36,897
Impairment of long-lived assets	692	192	92	—	976
Loss on sale of assets and other	151	6,458	90	—	6,699

Total cost of operations	144,216	216,711	186,794	(8,758)	538,963

Operating income	17,400	39,505	37,705	—	94,610

Other income (expense)
Interest expense	(27,605)	(2,527)	(1,042)	313	(30,861)
Distributions from NCM	—	—	4,673	—	4,673
Equity in income of affiliates	56,710	30,046	6,844	(86,756)	6,844
Other income	9	843	2,072	(313)	2,611

Total other income	29,114	28,362	12,547	(86,756)	(16,733)

Income before income taxes	46,514	67,867	50,252	(86,756)	77,877
Income taxes	(1,156)	15,174	15,607	—	29,625

Net income	47,670	52,693	34,645	(86,756)	48,252
Less: Net income attributable to noncontrolling interests	—	160	422	—	582

Net income attributable to Cinemark USA, Inc.	$47,670	$52,533	$34,223	$(86,756)	$47,670

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$494,461	$783,173	$610,348	$(25,985)	$1,861,997

Cost of operations
Theatre operating expenses	394,290	534,063	435,538	(25,985)	1,337,906
General and administrative expenses	13,980	52,969	38,534	—	105,483
Depreciation and amortization	24,856	45,300	39,898	—	110,054
Impairment of long-lived assets	828	434	210	—	1,472
(Gain) loss on sale of assets and other	819	7,374	(189)	—	8,004

Total cost of operations	434,773	640,140	513,991	(25,985)	1,562,919

Operating income	59,688	143,033	96,357	—	299,078

Other income (expense)
Interest expense	(84,553)	(7,700)	(3,183)	1,067	(94,369)
Distributions from NCM	1,383	—	11,707	—	13,090
Equity in income of affiliates	161,664	66,836	9,622	(228,500)	9,622
Other income	95	1,749	4,541	(1,067)	5,318

Total other income	78,589	60,885	22,687	(228,500)	(66,339)

Income before income taxes	138,277	203,918	119,044	(228,500)	232,739
Income taxes	(3,805)	56,332	36,275	—	88,802

Net income	142,082	147,586	82,769	(228,500)	143,937
Less: Net income attributable to noncontrolling interests	—	475	1,380	—	1,855

Net income attributable to Cinemark USA, Inc.	$142,082	$147,111	$81,389	$(228,500)	$142,082

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$47,670	$52,693	$34,645	$(86,756)	$48,252

Other comprehensive income (loss), net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $48	(79)	—	—	—	(79)
Unrealized loss due to fair value adjustments on available-for-sale securities, net of taxes of $2,760	(4,601)	—	—	—	(4,601)
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreement	494	—	—	—	494
Foreign currency translation adjustment	—	—	7,354	—	7,354

Total other comprehensive income (loss), net of tax	(4,186)	—	7,354	—	3,168

Total comprehensive income, net of tax	43,484	52,693	41,999	(86,756)	51,420
Comprehensive income attributable to noncontrolling interests	—	(160)	(433)	—	(593)

Comprehensive income attributable to Cinemark USA, Inc.	$43,484	$52,533	$41,566	$(86,756)	$50,827

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2011

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$47,221	$51,807	$26,876	$(77,955)	$47,949

Other comprehensive income (loss), net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $3,888	(6,535)	—	—	—	(6,535)
Unrealized loss due to fair value adjustments on available-for-sale securities, net of taxes of $6,403	(10,765)	—	—	—	(10,765)
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreement	989	—	—	—	989
Foreign currency translation adjustment	—	—	(59,119)	—	(59,119)

Total other comprehensive loss, net of tax	(16,311)	—	(59,119)	—	(75,430)

Total comprehensive income (loss), net of tax	30,910	51,807	(32,243)	(77,955)	(27,481)
Comprehensive income attributable to noncontrolling interests	—	(19)	(388)	—	(407)

Comprehensive income (loss) attributable to Cinemark USA, Inc.	$30,910	$51,788	$(32,631)	$(77,955)	$(27,888)

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$142,082	$147,586	$82,769	$(228,500)	$143,937

Other comprehensive income (loss), net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $72	(35)	—	—	—	(35)
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $459	764	—	—	—	764
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreement	2,470	—	—	—	2,470
Foreign currency translation adjustment	—	—	(16,086)	—	(16,086)

Total other comprehensive income (loss), net of tax	3,199	—	(16,086)	—	(12,887)

Total comprehensive income, net of tax	145,281	147,586	66,683	(228,500)	131,050
Comprehensive income attributable to noncontrolling interests	—	(475)	(1,198)	—	(1,673)

Comprehensive income attributable to Cinemark USA, Inc.	$145,281	$147,111	$65,485	$(228,500)	$129,377

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2011

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$113,254	$127,459	$73,869	$(199,643)	$114,939

Other comprehensive income (loss), net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $4,180	(7,565)	—	—	—	(7,565)
Unrealized loss due to fair value adjustments on available-for-sale securities, net of taxes of $7,485	(12,485)	—	—	—	(12,485)
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreement	3,248	—	—	—	3,248
Foreign currency translation adjustment	—	—	(35,739)	—	(35,739)

Total other comprehensive loss, net of tax	(16,802)	—	(35,739)	—	(52,541)

Total comprehensive income, net of tax	96,452	127,459	38,130	(199,643)	62,398
Comprehensive income attributable to noncontrolling interests	—	(63)	(1,449)	—	(1,512)

Comprehensive income attributable to Cinemark USA, Inc.	$96,452	$127,396	$36,681	$(199,643)	$60,886

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$142,082	$147,586	$82,769	$(228,500)	$143,937
Adjustments to reconcile net income to cash provided by operating activities	(121,760)	(4,306)	32,988	228,500	135,422
Changes in assets and liabilities	61,735	(85,621)	18,294	—	(5,592)

Net cash provided by operating activities	82,057	57,659	134,051	—	273,767

Investing activities
Additions to theatre properties and equipment	(35,122)	(38,516)	(72,889)	—	(146,527)
Proceeds from sale of theatre properties and equipment	13	77	647	—	737
Acquisition of theatre in U.S.	—	(14,080)	—	—	(14,080)
Net transactions with affiliates	9,024	15,022	—	(24,046)	—
Investment in DCIP and other	—	—	(1,375)	—	(1,375)

Net cash used for investing activities	(26,085)	(37,497)	(73,617)	(24,046)	(161,245)

Financing activities
Dividends paid to parent	(71,750)	(10,826)	(5,881)	16,707	(71,750)
Payroll taxes paid as a result of restricted stock withholdings	—	(3,263)	—	—	(3,263)
Repayments of long-term debt	(6,933)	—	(2,118)	—	(9,051)
Net changes in intercompany notes	—	—	(7,339)	7,339	—
Payments on capital leases	(1,361)	(4,340)	(1,257)	—	(6,958)
Other	469	—	(430)	—	39

Net cash used for financing activities	(79,575)	(18,429)	(17,025)	24,046	(90,983)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,114)	—	(2,114)

Increase (decrease) in cash and cash equivalents	(23,603)	1,733	41,295	—	19,425
Cash and cash equivalents:
Beginning of year	101,175	204,428	215,650	—	521,253

End of year	$77,572	$206,161	$256,945	$—	$540,678

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2011

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$113,254	$127,459	$73,869	$(199,643)	$114,939
Adjustments to reconcile net income to cash provided by operating activities	(99,144)	24,301	35,072	199,643	159,872
Changes in assets and liabilities	55,048	(32,659)	(5,590)	—	16,799

Net cash provided by operating activities	69,158	119,101	103,351	—	291,610

Investing activities
Additions to theatre properties and equipment	(34,199)	(22,580)	(69,404)	—	(126,183)
Proceeds from sale of theatre properties and equipment	866	2,683	1,582	—	5,131
Acquisition of ten theatres in Argentina	—	—	(66,958)	—	(66,958)
Net transactions with affiliates	1,840	(62,732)	—	60,892	—
Investment in joint venture - DCIP and other	(8)	—	(1,260)	—	(1,268)

Net cash used for investing activities	(31,501)	(82,629)	(136,040)	60,892	(189,278)

Financing activities
Dividends paid to parent	(71,250)	(625)	(1,254)	1,879	(71,250)
Capital contributions from parent	—	—	6,050	(6,050)	—
Payroll taxes paid as a result of restricted stock withholdings	—	(494)	—	—	(494)
Proceeds from issuance of senior subordinated notes	200,000	—	—	—	200,000
Repayments of other long-term debt	(164,566)	—	(21)	—	(164,587)
Net changes in intercompany notes	—	—	56,721	(56,721)	—
Payments on capital leases	(1,220)	(3,718)	(376)	—	(5,314)
Payment of debt issue costs	(4,539)	—	—	—	(4,539)
Purchase of noncontrolling interest in Cinemark Chile	—	—	(1,443)	—	(1,443)
Other	910	—	(1,211)	—	(301)

Net cash provided by (used for) financing activities	(40,665)	(4,837)	58,466	(60,892)	(47,928)

Effect of exchange rate changes on cash and cash equivalents	—	—	(7,896)	—	(7,896)

Increase (decrease) in cash and cash equivalents	(3,008)	31,635	17,881	—	46,508
Cash and cash equivalents:
Beginning of year	70,054	185,660	209,051	—	464,765

End of year	$67,046	$217,295	$226,932	$—	$511,273

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. As of September 30, 2012, we managed our business under two reportable segments – U.S. markets and international markets. See Note 16 to our condensed consolidated financial statements.

We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing promotions and electronic video games located in some of our theatres. Our contracts with NCM have assisted us in expanding our offerings to domestic advertisers and broadening ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of our domestic theatres for alternative entertainment, such as live and pre-recorded sports programs, concert events, the opera, special live documentaries and other cultural events. Films leading the box office during the nine months ended September 30, 2012 included The Avengers, The Hunger Games, Dr. Suess’ The Lorax, Madagascar 3: Europe’s Most Wanted, Men in Black 3, Snow White and the Huntsman, Safe House, The Vow, Brave, Prometheus, The Amazing Spider-Man, Ice Age: Continental Drift, The Dark Knight Rises and The Bourne Legacy, among other films. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Films currently scheduled for release during the remainder of 2012 include sequels such as Skyfall, Taken 2, The Twilight Saga: Breaking Dawn Part 2 and highly anticipated original titles such as The Hobbit: An Unexpected Journey, and Life of Pi, among other films.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating data and the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income:

Operating data (in millions):	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2012	2011	2012	2011
Admissions	$402.4	$417.1	$1,194.3	$1,134.7
Concession	200.1	194.8	581.3	530.8
Other	31.1	28.1	86.4	78.2

Total revenues	$633.6	$640.0	$1,862.0	$1,743.7
Cost of operations
Film rentals and advertising	214.0	225.4	636.7	613.2
Concession supplies	33.0	32.2	93.2	85.1
Salaries and wages	63.7	60.1	184.5	168.2
Facility lease expense	72.9	72.3	213.1	208.1
Utilities and other	74.3	72.7	210.4	198.1
General and administrative expenses	36.5	32.2	105.4	91.2
Depreciation and amortization	36.9	40.5	110.1	119.6
Impairment of long-lived assets	1.0	1.0	1.5	3.6
Loss on sale of assets and other	6.7	1.8	8.0	8.0

Total cost of operations	539.0	538.2	1,562.9	1,495.1

Operating income	$94.6	$101.8	$299.1	$248.6

Operating data as a percentage of total revenues:
Revenues
Admissions	63.5%	65.2%	64.1%	65.1%
Concession	31.6%	30.4%	31.2%	30.4%
Other	4.9%	4.4%	4.7%	4.5%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	53.2%	54.0%	53.3%	54.0%
Concession supplies	16.5%	16.5%	16.0%	16.0%
Salaries and wages	10.1%	9.4%	9.9%	9.6%
Facility lease expense	11.5%	11.3%	11.4%	11.9%
Utilities and other	11.7%	11.4%	11.3%	11.4%
General and administrative expenses	5.8%	5.0%	5.7%	5.2%
Depreciation and amortization	5.8%	6.3%	5.9%	6.9%
Impairment of long-lived assets	0.2%	0.2%	0.1%	0.2%
Loss on sale of assets and other	1.1%	0.3%	0.4%	0.5%
Total cost of operations	85.1%	84.1%	83.9%	85.7%
Operating income	14.9%	15.9%	16.1%	14.3%

Average screen count (month end average)	5,207	5,045	5,189	4,988

Revenues per average screen (dollars)	$121,677	$126,886	$358,856	$349,580

(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended September 30, 2012 versus September 30, 2011

Revenues. Total revenues decreased $6.4 million to $633.6 million for the three months ended September 30, 2012 (“third quarter of 2012”) from $640.0 million for the three months ended September 30, 2011 (“third quarter of 2011), representing a 1.0% decrease. The table below, presented by reportable segment, summarizes our period-over-period revenue performance and certain key performance indicators that impact our revenues.

	U.S. Segment			International Segment			Consolidated
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Admissions revenues (1)	$265.3	$287.2	(7.6%)	$137.1	$129.9	5.5%	$402.4	$417.1	(3.5%)
Concession revenues (1)	$135.6	$139.0	(2.4%)	$64.5	$55.8	15.6%	$200.1	$194.8	2.7%
Other revenues (1) (2)	$12.1	$12.2	(0.8%)	$19.0	$15.9	19.5%	$31.1	$28.1	10.7%
Total revenues (1) (2)	$413.0	$438.4	(5.8%)	$220.6	$201.6	9.4%	$633.6	$640.0	(1.0%)
Attendance (1)	41.2	44.4	(7.2%)	28.5	25.0	14.0%	69.7	69.4	0.4%

(1)	Amounts in millions.
(2)	U.S. segment revenues include eliminations of intercompany transactions with the international segment. See Note 16 of our condensed consolidated financial statements.

•

U.S. The decrease in admissions revenues of $21.9 million was attributable to a 7.2% decrease in attendance and a 0.5% decrease in average ticket price from $6.47 for the third quarter of 2011 to $6.44 for the third quarter of 2012. The decrease in concession revenues of $3.4 million was attributable to the 7.2% decrease in attendance partially offset by a 5.1% increase in concession revenues per patron from $3.13 for the third quarter of 2011 to $3.29 for the third quarter of 2012. The decrease in attendance was primarily due to a weaker slate of films in the third quarter of 2012 compared to the third quarter of 2011. The decrease in average ticket price was due to less premium product during the third quarter of 2012. The increase in concession revenues per patron was primarily due to incremental sales.

•

International. The increase in admissions revenues of $7.2 million was attributable to a 14.0% increase in attendance partially offset by a 7.5% decrease in average ticket price from $5.20 for the third quarter of 2011 to $4.81 for the third quarter of 2012. The increase in concession revenues of $8.7 million was attributable to the 14.0% increase in attendance and a 1.3% increase in concession revenues per patron from $2.23 for the third quarter of 2011 to $2.26 for the third quarter of 2012. The increase in attendance was primarily due to new theatres, including the ten theatres in Argentina acquired during August 2011. The decrease in average ticket price was primarily due to the unfavorable impact of exchange rates in certain countries in which we operate. The 19.5% increase in other revenues was primarily due to increased screen advertising revenues in Brazil, Argentina and Mexico.

Cost of Operations. The table below summarizes certain of our period-over-period theatre operating costs by reportable segment (in millions).

	U.S. Segment		International Segment		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Film rentals and advertising	$146.9	$158.5	$67.1	$66.9	$214.0	$225.4
Concession supplies	17.9	18.1	15.1	14.1	33.0	32.2
Salaries and wages	44.1	44.0	19.6	16.1	63.7	60.1
Facility lease expense	47.4	47.0	25.5	25.3	72.9	72.3
Utilities and other	47.8	48.0	26.5	24.7	74.3	72.7

•

U.S. Film rentals and advertising costs were $146.9 million, or 55.4% of admissions revenues, for the third quarter of 2012 compared to $158.5 million, or 55.2% of admissions revenues, for the third quarter of 2011. Concession supplies expense was $17.9 million, or 13.2% of concession revenues, for the third quarter of 2012 compared to $18.1 million, or 13.0% of concession revenues, for the third quarter of 2011. The increase in the concession supplies rates was primarily due to increased inventory procurement costs.

Salaries and wages were $44.1 million for the third quarter of 2012 compared to $44.0 for the third quarter of 2011. Facility lease expense increased to $47.4 million for the third quarter of 2012 from $47.0 million for the third quarter of 2011 primarily due to new theatres. Utilities and other costs decreased to $47.8 million for the third quarter of 2012 from $48.0 million for the third quarter of 2011 primarily due to decreased expenses related to 3-D equipment, partially offset by increased security expense and increased personal property tax expenses on digital equipment.

•

International. Film rentals and advertising costs were $67.1 million, or 48.9% of admissions revenues, for the third quarter of 2012 compared to $66.9 million, or 51.5% of admissions revenues, for the third quarter of 2011. The decrease in the film rentals and advertising rate is primarily due to the mix of films during the third quarter of 2012 compared to the third quarter of 2011 and the impact of increased virtual print fees that we earn from studios on certain films played in our international locations. Concession supplies expense was $15.1 million, or 23.4% of concession revenues, for the third quarter of 2012 compared to $14.1 million, or 25.3% of concession revenues, for the third quarter of 2011. The decrease in the concession supplies rate is due to the mix of products sold during the third quarter of 2012 compared to the third quarter of 2011 and the impact from concession sales price increases.

Salaries and wages increased to $19.6 million for the third quarter of 2012 from $16.1 million for the third quarter of 2011 primarily due to new theatres, including the ten theatres in Argentina acquired in August 2011, increased wage rates and increased staffing levels to support the 14.0% increase in attendance. Facility lease expense increased to $25.5 million for the third quarter of 2012 from $25.3 million for the third quarter of 2011 primarily due to new theatres, including the ten theatres in Argentina acquired in August 2011. Utilities and other costs increased to $26.5 million for the third quarter of 2012 from $24.7 million for the third quarter of 2011 primarily due to new theatres, including the ten theatres in Argentina acquired in August 2011.

General and Administrative Expenses. General and administrative expenses increased to $36.5 million for the third quarter of 2012 from $32.2 million for the third quarter of 2011. The increase was primarily due to increased salaries and incentive compensation expense of approximately $0.9 million, increased share based awards compensation expense of approximately $0.7 million and additional overhead expenses associated with the ten theatres in Argentina acquired in August 2011.

Depreciation and Amortization. Depreciation and amortization expense was $36.9 million during the third quarter of 2012 compared to $40.5 million during the third quarter of 2011. Depreciation and amortization expense for the three months ended September 30, 2011 included approximately $3.5 million related to the accelerated depreciation on the Company’s domestic 35-millimeter projection systems that became fully depreciated as of September 30, 2011.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $1.0 million for the third quarter of 2012 and the third quarter of 2011. Impairment charges for the third quarter of 2012 consisted of U.S. and international theatre properties, impacting seven of our twenty-four reporting units. Impairment charges for the third quarter of 2011 consisted of U.S. and international theatre properties, impacting six of our twenty-four reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 12 to our condensed consolidated financial statements.

Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $6.7 million during the third quarter of 2012 compared to $1.8 million during the third quarter of 2011. The loss recorded during the third quarter of 2012 was primarily due to a lease termination reserve recorded for a planned theatre closure. The loss recorded during the third quarter of 2011 included a loss of $0.4 million related to the sale of an equity investment and the write-off of theatre properties and equipment primarily as a result of theatre remodels.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $30.9 million during the third quarter of 2012 compared to $32.2 million during the third quarter of 2011. The decrease in interest costs for the third quarter of 2012 was due to the expiration of one of our fixed rate interest rate swap agreements, which expired during August 2012, and the full amortization of accumulated other comprehensive loss related to a previously terminated interest rate swap agreement, which became fully amortized during August 2012.

Distributions from NCM. We recorded distributions from NCM of $4.7 million during the third quarter of 2012 compared to $5.1 million during the third quarter of 2011, which were in excess of the carrying value of our Tranche 1 investment. See Note 6 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $6.8 million during the third quarter of 2012 compared to $1.7 million during the third quarter of 2011. The equity in income of affiliates recorded during the third quarter of 2012 primarily included income of approximately $3.1 million related to our equity investment in DCIP (see Note 7 to our condensed consolidated financial statements) and income of approximately $3.7 million related to our equity investment in NCM (see Note 6 to our condensed consolidated financial statements). The equity in income of affiliates recorded during the third quarter of 2011 primarily included income of approximately $3.4 million related to our equity investment in NCM partially offset by a loss of approximately $1.7 million related to our equity investment in DCIP.

Income Taxes. Income tax expense of $29.6 million was recorded for the third quarter of 2012 compared to $29.5 million for the third quarter of 2011. The effective tax rate was 38.0% for the third quarter of 2012 compared to 38.1% for the third quarter of 2011. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Nine months ended September 30, 2012 versus September 30, 2011

Revenues. Total revenues increased $118.3 million to $1,862.0 million for the nine months ended September 30, 2012 (“the 2012 period”) from $1,743.7 million for the nine months ended September 30, 2011 (“the 2011 period”), representing a 6.8% increase. The table below, presented by reportable segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Segment			International Segment			Consolidated
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Admissions revenues (1)	$819.1	$792.1	3.4%	$375.2	$342.6	9.5%	$1,194.3	$1,134.7	5.3%
Concession revenues (1)	$408.7	$383.7	6.5%	$172.6	$147.1	17.3%	$581.3	$530.8	9.5%
Other revenues (1) (2)	$35.4	$33.2	6.6%	$51.0	$45.0	13.3%	$86.4	$78.2	10.5%
Total revenues (1) (2)	$1,263.2	$1,209.0	4.5%	$598.8	$534.7	12.0%	$1,862.0	$1,743.7	6.8%
Attendance (1)	123.0	121.7	1.1%	77.0	67.6	13.9%	200.0	189.3	5.7%

(1)	Amounts in millions.
(2)	U.S. segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 16 of our condensed consolidated financial statements.

•

U.S. The increase in admissions revenues of $27.0 million was attributable to a 1.1% increase in attendance and a 2.3% increase in average ticket price from $6.51 for the 2011 period to $6.66 for the 2012 period. The increase in concession revenues of $25.0 million was attributable to the 1.1% increase in attendance and a 5.4% increase in concession revenues per patron from $3.15 for the 2011 period to $3.32 for the 2012 period. The increase in average ticket price was primarily due to the increase in 3-D and premium content business and price increases. The increase in concession revenues per patron was primarily due to incremental sales.

•

International. The increase in admissions revenues of $32.6 million was attributable to a 13.9% increase in attendance partially offset by a 3.9% decrease in average ticket price from $5.07 for the 2011 period to $4.87 for the 2012 period. The increase in concession revenues of $25.5 million was attributable to the 13.9% increase in attendance and a 2.8% increase in concession revenues per patron from $2.18 for the 2011 period to $2.24 for the

2012 period. The increase in attendance was primarily due to new theatres, including the ten theatres in Argentina acquired during August 2011. The decrease in average ticket price was primarily due to the unfavorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to price increases. The 13.3% increase in other revenues was primarily due to increased screen advertising revenues in Brazil, Argentina and Mexico.

Cost of Operations. The table below summarizes certain of our year-over-year theatre operating costs by reportable segment (in millions).

	U.S. Segment		International Segment		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Film rentals and advertising	$453.7	$438.5	$183.0	$174.7	$636.7	$613.2
Concession supplies	52.8	48.3	40.4	36.8	93.2	85.1
Salaries and wages	130.0	125.7	54.5	42.5	184.5	168.2
Facility lease expense	143.1	139.0	70.0	69.1	213.1	208.1
Utilities and other	139.0	132.5	71.4	65.6	210.4	198.1

U.S. Film rentals and advertising costs were $453.7 million, or 55.4% of admissions revenues for the 2012 period compared to $438.5 million, or 55.4% of admissions revenues, for the 2011 period. Concession supplies expense was $52.8 million, or 12.9% of concession revenues, for the 2012 period compared to $48.3 million, or 12.6% of concession revenues, for the 2011 period. The increase in the concession supplies rate was primarily due to increased inventory procurement costs.

Salaries and wages increased to $130.0 million for the 2012 period from $125.7 million for the 2011 period primarily due to increased staffing levels to support the 1.1% increase in attendance and new theatres. Facility lease expense increased to $143.1 million for the 2012 period from $139.0 million for the 2011 period primarily due to new theatres. Utilities and other costs increased to $139.0 million for the 2012 period from $132.5 million for the 2011 period primarily due to new theatres, increased expenses related to digital and 3-D equipment, increased repairs and maintenance expenses, increased security expense and increased personal property tax expenses on digital equipment.

•

International. Film rentals and advertising costs were $183.0 million, or 48.8% of admissions revenues, for the 2012 period compared to $174.7 million, or 51.0% of admissions revenues, for the 2011 period. The decrease in the film rentals and advertising rate is primarily due to the mix of films during the 2012 period compared to the 2011 period and the impact of increased virtual print fees that we earn from studios on certain films played in our international locations. Concession supplies expense was $40.4 million, or 23.4% of concession revenues, for the 2012 period compared to $36.8 million, or 25.0% of concession revenues, for the 2011 period. The decrease in the concession supplies rate is due to the mix of products sold during the 2012 period compared to the 2011 period and the impact from concession sales price increases.

Salaries and wages increased to $54.5 million for the 2012 period from $42.5 million for the 2011 period primarily due to new theatres, including the ten theatres in Argentina acquired in August 2011, increased wage rates and increased staffing levels to support the 13.9% increase in attendance. Facility lease expense increased to $70.0 million for the 2012 period from $69.1 million for the 2011 period primarily due to new theatres, including the ten theatres in Argentina acquired in August 2011. Utilities and other costs increased to $71.4 million for the 2012 period from $65.6 million for the 2011 period primarily due to new theatres, including the ten theatres in Argentina acquired in August 2011, increased janitorial costs and increased security expense.

General and Administrative Expenses. General and administrative expenses increased to $105.4 million for the 2012 period from $91.2 million for the 2011 period. The increase was primarily due to increased salaries and incentive compensation expense of approximately $4.3 million, increased share based awards compensation expense of approximately $3.0 million and additional overhead expenses associated with the ten theatres in Argentina acquired in August 2011.

Depreciation and Amortization. Depreciation and amortization expense was $110.1 million for the 2012 period compared to $119.6 million for the 2011 period. Depreciation and amortization expense for the 2011 period included approximately $10.6 million related to the accelerated depreciation on the Company’s domestic 35-millimeter projection systems that became fully depreciated as of September 30, 2011.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $1.5 million for the 2012 period compared to $3.6 million for the 2011 period. Impairment charges for the 2012 period consisted of U.S. and international theatre properties, impacting twelve of our twenty-four reporting units. Impairment charges for the 2011 period consisted of U.S. and international theatre properties, impacting fourteen of our twenty-four reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 12 to our condensed consolidated financial statements.

Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $8.0 million during the 2012 period and the 2011 period. The loss recorded during the 2012 period was primarily due to a lease termination reserve recorded for a planned theatre closure and the retirement of certain theatre equipment that was replaced during the period. The loss recorded during the 2011 period included a loss of $2.3 million related to a settlement for a previously terminated interest rate swap agreement, a loss of $1.0 million related to the sale of digital projection systems to DCIP and the write-off of theatre properties and equipment primarily as a result of theatre remodels.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $94.4 million for the 2012 period compared to $91.3 million for the 2011 period. The increase was primarily due to the refinancing of the $157.2 million unextended portion of our term loan debt outstanding with $200 million of 7.375% senior subordinated notes due 2021, which occurred during June 2011. See Note 3 to our condensed consolidated financial statements for further discussion of the refinancing.

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

Distributions from NCM. We recorded distributions from NCM of $13.1 million during the 2012 period and $16.5 million during the 2011 period, which were in excess of the carrying value of our Tranche 1 investment. See Note 6 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $9.6 million during the 2012 period compared to $2.4 million during the 2011 period. The equity in income of affiliates recorded during the 2012 period primarily included income of approximately $6.1 million related to our equity investment in DCIP (see Note 7 to our condensed consolidated financial statements) and income of approximately $3.5 million related to our equity investment in NCM (see Note 6 to our condensed consolidated financial statements). The equity in income of affiliates recorded during the 2011 period primarily included income of approximately $4.5 million related to our equity investment in NCM, partially offset by a loss of approximately $1.9 million related to our equity investment in DCIP.

Income Taxes. Income tax expense of $88.8 million was recorded for the 2012 period compared to $62.2 million for the 2011 period. The effective tax rate was 38.2% for the 2012 period compared to 35.1% for the 2011 period. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate. Income tax expense for the 2011 period includes the impact of a reduction of our liabilities for uncertain tax positions due to settlements and closures of various tax years, which resulted in a tax benefit of approximately $3.6 million for the period.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2012, we carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Supplemental Schedules Specified by the Senior Notes Indenture and the Senior Subordinated Notes Indenture:

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

SEPTEMBER 30, 2012

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$443,502	$97,176	$—	$540,678
Other current assets	97,828	(397)	—	97,431

Total current assets	541,330	96,779	—	638,109

Theatre properties and equipment, net	1,262,919	—	—	1,262,919

Other assets	1,611,536	100,456	(27,019)	1,684,973

Total assets	$3,415,785	$197,235	$(27,019)	$3,586,001

Liabilities and equity

Current liabilities
Current portion of long-term debt	$11,878	$—	$—	$11,878
Current portion of capital lease obligations	10,300	—	—	10,300
Accounts payable and accrued expenses	258,844	113	—	258,957

Total current liabilities	281,022	113	—	281,135

Long-term liabilities
Long-term debt, less current portion	1,551,592	—	—	1,551,592
Capital lease obligations, less current portion	127,258	—	—	127,258
Other long-term liabilities and deferrals	440,747	90,906	—	531,653

Total long-term liabilities	2,119,597	90,906	—	2,210,503

Commitments and contingencies

Equity	1,015,166	106,216	(27,019)	1,094,363

Total liabilities and equity	$3,415,785	$197,235	$(27,019)	$3,586,001

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2012

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Revenues	$1,861,997	$—	$—	$1,861,997

Cost of operations
Theatre operating costs	1,337,906	—	—	1,337,906
General and administrative expenses	105,470	13	—	105,483
Depreciation and amortization	110,054	—	—	110,054
Impairment of long-lived assets	1,472	—	—	1,472
Loss on sale of assets and other	8,004	—	—	8,004

Total cost of operations	1,562,906	13	—	1,562,919

Operating income (loss)	299,091	(13)	—	299,078

Other income (expense)	(87,639)	21,300	—	(66,339)

Income before income taxes	211,452	21,287	—	232,739
Income taxes	80,819	7,983	—	88,802

Net income	130,633	13,304	—	143,937
Less: Net income attributable to noncontrolling interests	1,855	—	—	1,855

Net income attributable to Cinemark USA, Inc.	$128,778	$13,304	$—	$142,082

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

NINE MONTHS ENDED SEPTEMBER 30,2012

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Net income	$130,633	$13,304	$—	$143,937

Other comprehensive income (loss), net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $72	(35)	—	—	(35)
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $459	764	—	—	764
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreement	2,470	—	—	2,470
Foreign currency translation adjustment	(16,086)	—	—	(16,086)

Total other comprehensive loss, net of tax	(12,887)	—	—	(12,887)

Total comprehensive income, net of tax	117,746	13,304	—	131,050
Comprehensive income attributable to noncontrolling interests	(1,673)	—	—	(1,673)

Comprehensive income attributable to Cinemark USA, Inc.	$116,073	$13,304	$—	$129,377

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2012 (In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Operating activities
Net income	$130,633	$13,304	$—	$143,937
Adjustments to reconcile net income to cash provided by operating activities	140,481	(5,059)	—	135,422
Changes in assets and liabilities	(14,261)	8,669	—	(5,592)

Net cash provided by operating activities	256,853	16,914	—	273,767

Investing activities
Additions to theatre properties and equipment	(146,527)	—	—	(146,527)
Proceeds from sale of theatre properties and equipment	737	—	—	737
Acquisition of theatre in U.S.	(14,080)	—	—	(14,080)
Investment in DCIP and other	—	(1,375)	—	(1,375)

Net cash used for investing activities	(159,870)	(1,375)	—	(161,245)

Financing activities
Dividends paid to parent	(71,750)	—	—	(71,750)
Payroll taxes paid as a result of restricted stock withholdings	(3,263)	—	—	(3,263)
Repayments of long-term debt	(9,051)	—	—	(9,051)
Payments on capital leases	(6,958)	—	—	(6,958)
Other	39	—	—	39

Net cash used for financing activities	(90,983)	—	—	(90,983)

Effect of exchange rate changes on cash and cash equivalents	(2,114)	—	—	(2,114)

Increase in cash and cash equivalents	3,886	15,539	—	19,425
Cash and cash equivalents:
Beginning of year	439,616	81,637	—	521,253

End of year	$443,502	$97,176	$—	$540,678

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

Item 6. Exhibits

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark USA, Inc. for the quarter ended September 30, 2012, filed November 13, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK USA, INC.
Registrant

DATE: November 13, 2012
/s/ Tim Warner
Tim Warner
Chief Executive Officer

/s/ Robert Copple
Robert Copple
Chief Financial Officer

EXHIBIT INDEX

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark USA, Inc. for the quarter ended September 30, 2012, filed November 13, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

* filed herewith.