Form 10-K
period 2012-12-31
CINEMARK USA INC /TX
filed 2013-03-19
CIK 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

Commission File Number 33-47040

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

This registrant is privately held and there is no public trading market for its equity securities; therefore the registrant is unable to calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates.

As of February 28, 2013, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s parent company, Cinemark Holdings, Inc., definitive proxy statement in connection with Cinemark Holdings, Inc.’s 2013 annual meeting of stockholders, to be filed within 120 days of December 31, 2012, are incorporated by reference into Part III, Items 10-14, of this annual report on Form 10-K.

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

Certain Definitions

Unless the context otherwise requires, all references to “we,” “our,” “us,” the “issuer” or “Cinemark” relate to Cinemark USA, Inc. and its consolidated subsidiaries. Unless otherwise specified, all operating and other statistical data for the U.S. include one theatre in Canada (that was sold during November 2010). All references to Latin America are to Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. Unless otherwise specified, all operating and other statistical data are as of and for the year ended December 31, 2012.

PART I

Item 1. Business

Our Company

Cinemark USA, Inc. and subsidiaries, or the Company, is a leader in the motion picture exhibition industry, with theatres in the United States, or U.S., Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. We also managed additional theatres in the U.S., Brazil and Colombia during the year ended December 31, 2012.

As of December 31, 2012, we managed our business under two reportable operating segments: U.S. markets and international markets. See Note 21 to the consolidated financial statements.

Cinemark USA, Inc. is a Texas corporation incorporated in 1984 and a wholly-owned subsidiary of Cinemark Holdings, Inc. Our principal executive offices are at 3900 Dallas Parkway, Suite 500, Plano, Texas 75093. Our telephone number is (972) 665-1000. We maintain a corporate website at www.cinemark.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, are available on our website free of charge under the heading “Investor Relations – SEC Filings” as soon as practicable after such reports are filed or furnished electronically to the Securities and Exchange Commission.

Description of Business

We are one of the leaders in the motion picture exhibition industry. As of December 31, 2012, we operated 465 theatres and 5,240 screens in the U.S. and Latin America and approximately 263.7 million patrons attended our theatres worldwide during the year ended December 31, 2012. Our circuit is the third largest in the U.S. with 298 theatres and 3,916 screens in 39 states. We are the most geographically diverse circuit in Latin America with 167 theatres and 1,324 screens in 13 countries.

We selectively build or acquire new theatres in markets where we can establish and maintain a strong market position. We believe our portfolio of modern theatres provides a preferred destination for moviegoers and contributes to our solid cash flows from operating activities. Our significant presence in the U.S. and Latin America has made us an important distribution channel for movie studios, particularly as they look to capitalize on the expanding worldwide box office. Our market leadership is attributable in large part to our senior executives, whose years of industry experience range from 16 to 54 years and who have successfully navigated us through many industry and economic cycles.

Revenues, operating income and net income attributable to Cinemark USA, Inc. for the year ended December 31, 2012, were $2,473.5 million, $385.9 million and $170.3 million, respectively. At December 31, 2012 we had cash and cash equivalents of $742.1 million and long-term debt of $1,764.0 million. Approximately $250.0 million, or 14%, of our long-term debt accrues interest at variable rates and approximately $9.5 million of our long-term debt matures in 2013.

Currently, 100% of our first-run domestic theatres are fully digital and we continue to convert our international theatres, which are approximately 42% digital. Digital projection technology gives us greater flexibility in programming and facilitates the exhibition of live and pre-recorded alternative entertainment. We also continue to roll out our Cinemark XD Extreme Digital Cinema, or XD, which offers a premium experience auditorium concept utilizing large screens and the latest in digital projection and enhanced custom sound technologies. The XD experience includes wall-to-wall and ceiling-to-floor screens, wrap-around sound, plush seating and a maximum comfort entertainment environment for an intense sensory experience. We charge a premium price for the XD experience. The XD technology does not require special format movie prints, which allows us the flexibility to play any available digital print we choose, including 3-D content, in the XD auditorium. We currently have 109 XD auditoriums in our circuit and have plans to install 40 to 50 more XD auditoriums during 2013.

During 2010, we introduced our NextGen concept, which features wall-to-wall and ceiling-to-floor screens and the latest digital projection and sound technologies in all of the auditoriums of a complex. These theatres generally also have an XD auditorium, which offers the wall-to-wall and ceiling-to-floor screen in a larger auditorium with enhanced custom sound and plush seating. Most of our future domestic theatres will incorporate this NextGen concept. As of December 31, 2012, 109 screens within nine theatres have the NextGen concept. Eight of these nine theatres also have an XD screen.

Motion Picture Exhibition Industry Overview

The motion picture exhibition industry began its conversion to digital projection technology during 2009. Digital projection technology allows filmmakers the ability to showcase imaginative works of art exactly as they were intended, with incredible realism and detail and in a range of up to 35 trillion colors. Digital features are not susceptible to scratching and fading; therefore digital presentations remain clear and sharp for every screening. A digitally produced or digitally converted movie can be distributed to theatres via satellite, physical media, or fiber optic networks. The digitized movie is stored on a computer/server which “serves” it to a digital projector for each screening of the movie and due to the format, enables us to more efficiently move titles between auditoriums within a theatre as demand increases or decreases for each title. In addition, the conversion to digital technology may reduce production and distribution costs as it will eliminate the need to produce and transport multiple film reels.

Digital projection also allows us to present 3-D content and alternative entertainment such as live and pre-recorded sports programs, concert events, the opera and other special presentations. Thirty-five films released during 2011 were available in 3-D format, 33 films were available in 3-D format during 2012 and at least 32 3-D films are currently expected to be released during 2013. Three-dimensional technology offers a premium experience with crisp, bright, ultra-realistic images that create an immersive film experience for the patron. A premium is charged for a 3-D presentation.

The motion picture exhibition industry is also developing a distribution network that would allow for distribution of all digital content to theatres via satellite. We are participating in a joint venture with certain exhibitors and distributors called Digital Cinema Distribution Coalition, or DCDC, whose goal is to establish this satellite distribution network.

Domestic Markets

The U.S. motion picture exhibition industry has a track record of long-term growth, with box office revenues growing at an estimated CAGR of 2.3% from 2001 to 2011. Against this background of steady long-term growth, the exhibition industry has experienced periodic short-term increases and decreases in attendance, and consequently box office revenues. While 2012 industry statistics have not yet been published, industry sources estimate that 2012 U.S. box office revenues were approximately $10.8 billion, an approximate 6% increase over 2011, and an all-time industry record.

The following table represents the results of a survey by Motion Picture Association of America, or MPAA, published during March 2012, outlining the historical trends in U.S. box office performance for the ten year period from 2002 to 2011:

	U.S. Box Office Revenues	Attendance	Average Ticket
Year	($ in billions)	(in billions)	Price
2002	$9.1	1.57	$5.81
2003	$9.2	1.52	$6.03
2004	$9.3	1.50	$6.21
2005	$8.8	1.38	$6.41
2006	$9.2	1.40	$6.55
2007	$9.6	1.40	$6.88
2008	$9.6	1.34	$7.18
2009	$10.6	1.42	$7.50
2010	$10.6	1.34	$7.89
2011	$10.2	1.28	$7.93

Films leading the box office during the year ended December 31, 2012 included The Avengers, The Dark Knight Rises, The Hunger Games, Skyfall, The Twilight Saga: Breaking Dawn Part 2, The Hobbit: An Unexpected Journey, Dr. Suess’ The Lorax, Madagascar 3: Europe’s Most Wanted, Men in Black 3, Taken 2, Snow White and the Huntsman, Safe House, The Vow, Brave, Prometheus, The Amazing Spider-Man, Ice Age: Continental Drift and The Bourne Legacy, among other films.

The film slate for 2013 currently includes sequels such as The Hunger Games: Catching Fire, The Hobbit: The Desolation of Smaug, Iron Man 3, The Hangover 3, Monsters University, Despicable Me 2, Fast & Furious 6 and A Good Day to Die Hard and original titles such as Man of Steel, Oz: The Great and Powerful, Oblivion, Pacific Rim, Lone Ranger and World War Z, among other films.

International Markets

International box office revenues continue to grow. According to MPAA, international box office revenues were $22.4 billion for the year ended December 31, 2011, which is a result of strong economies, ticket price increases and new theatre construction. According to MPAA, Latin American box office revenues were $2.6 billion for the year ended December 31, 2011, representing a 24% increase from 2010. (As of the date of this report, 2012 industry data was not yet available.)

Growth in Latin America is expected to continue to be fueled by a combination of robust economies, growing populations, an emerging middle class, attractive demographics (i.e., a significant teenage population), substantial retail development, and quality product from Hollywood, including an increasing number of 3-D films. In many Latin American countries including, Brazil, Argentina, Mexico, Colombia and Chile, successful local film product can also provide incremental box office growth opportunities.

We believe many international markets for theatrical exhibition have historically been underserved and that certain of these markets, especially those in Latin America, will continue to experience growth as additional modern stadium-styled theatres are introduced, film product offerings continue to expand and the local economies continue to grow.

Drivers of Continued Industry Success

We believe the following market trends will drive the continued growth and strength of our industry:

Importance of Theatrical Success in Establishing Movie Brands and Subsequent Markets. Theatrical exhibition is the primary distribution channel for new motion picture releases. A successful theatrical release which “brands” a film is one of the major factors in determining its success in “downstream” markets, such as digital downloads, DVDs, network and syndicated television, video on-demand, pay-per-view television and the Internet.

Increased Importance of International Markets for Box Office Success. International markets continue to be an increasingly important component of the overall box office revenues generated by Hollywood films, accounting for $22.4 billion, or approximately 69% of 2011 total worldwide box office revenues according to MPAA. (As of the date of this report, 2012 industry data was not yet available.) With the continued growth of the international motion picture exhibition industry, we believe the relative contribution of markets outside North America will become even more significant. Many of the top U.S. films released recently also performed exceptionally well in international markets. Such films included The Avengers, which grossed approximately $892.3 million in international markets, or 59% of its worldwide box office, Ice Age: Continental Drift, which grossed approximately $716.1 million in international markets, or 82% of its worldwide box office, and Skyfall, which grossed approximately $710.6 million in international markets, or 71% of its worldwide box office.

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

Convenient and Affordable Form of Out-Of-Home Entertainment. Movie going continues to be one of the most convenient and affordable forms of out-of-home entertainment, with an estimated average ticket price in the U.S. of $7.93 in 2011. Average prices in 2011 for other forms of out-of-home entertainment in the U.S., including sporting events and theme parks, range from approximately $27.00 to $77.00 per ticket according to MPAA. (As of the date of this report, 2012 industry data was not yet available.)

Innovation with Digital Technology. Our industry began its conversion to digital projection technology during 2009, which has allowed exhibitors to expand their product offerings. Digital projection allows the presentation of 3-D content and alternative entertainment such as live and pre-recorded sports programs, concert events, the opera and other special presentations. These additional programming alternatives may expand the industry’s customer base and increase patronage for exhibitors.

Competitive Strengths

We believe the following strengths allow us to compete effectively:

Disciplined Operating Philosophy. We generated operating income and net income attributable to Cinemark USA, Inc. of $385.9 million and $170.3 million, respectively, for the year ended December 31, 2012. Our solid operating performance is a result of our disciplined operating philosophy that centers on building high quality assets, while negotiating favorable theatre level economics, controlling operating costs and effectively reacting to economic and market changes.

Leading Position in Our U.S. Markets. We have a leading market share in the U.S. metropolitan and suburban markets we serve. For the year ended December 31, 2012, we ranked either first or second based on box office revenues in 24 out of our top 30 U.S. markets, including the San Francisco Bay Area, Dallas, Houston, Salt Lake City and Sacramento.

Strategically Located in Heavily Populated Latin American Markets. Since 1993, we have invested throughout Latin America in response to the continued growth of the region. We currently operate 167 theatres and 1,324 screens in 13 countries. Our international screens generated revenues of $777.7 million, or 31.4% of our total revenues, for the year ended December 31, 2012. We have successfully established a significant presence in major cities in the region, with theatres in fourteen of the fifteen largest metropolitan areas. We are the largest exhibitor in Brazil and Argentina. Our geographic diversity makes us an important distribution channel to the movie studios. Approximately 87% of our international screens offer stadium seating. We are well-positioned with our modern, large-format theatres to take advantage of these factors for further growth and diversification of our revenues.

State-of-the-Art Theatre Circuit. We offer state-of-the-art theatres, which we believe makes our theatres a preferred destination for moviegoers in our markets. During 2012, we increased the size of our circuit by adding 129 new state-of-the-art screens worldwide, while closing 41 screens. We currently have commitments to open 287 additional new screens over the next three years. We have installed digital projection technology in 100% of our U.S. first-run auditoriums and approximately 42% of our international auditoriums, with plans to install digital projection technology in 100% of our international auditoriums. Currently, approximately 51% of our U.S. screens and 40% of our international screens are 3-D compatible. We also have eight digital IMAX screens. We currently have 109 XD auditoriums in our theatres and have plans to install 40 to 50 additional XD auditoriums during 2013. Our new NextGen theatre concept provides further credence to our commitment to provide a continuing state-of-the-art movie-viewing experience to our patrons.

Solid Balance Sheet with Significant Cash Flow from Operating Activities. We generate significant cash flow from operating activities as a result of several factors, including a geographically diverse and modern theatre circuit and management’s ability to control costs and effectively react to economic and market changes. Additionally, owning land and buildings for 41 of our theatres is a strategic advantage that enhances our cash flows. We believe our expected level of cash flow generation will provide us with the financial flexibility to continue to pursue growth opportunities, support our debt payments and continue to make dividend payments to our stockholders. In addition, as of December 31, 2012, we owned approximately 18.1 million shares of National CineMedia and approximately 1.2 million shares of RealD, both of which offer us an additional source of cash flows. As of December 31, 2012, we had cash and cash equivalents of $742.1 million.

Experienced Management. Led by Chairman and founder Lee Roy Mitchell, Chief Executive Officer and President, Tim Warner, Chief Financial Officer Robert Copple and President-International Valmir Fernandes, our management team has many years of theatre operating experience, ranging from 16 to 54 years, executing a focused strategy that has led to consistent operating results. This management team has successfully navigated us through many industry and economic cycles.

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

Selectively Build in Profitable, Strategic Latin American Markets. Our continued international expansion will remain focused primarily on Latin America through construction of modern, state-of-the-art theatres in growing urban markets. We have commitments to build 13 new theatres with 88 screens during 2013 and three new theatres with 21 screens subsequent to 2013, investing an additional $89 million in our Latin American markets. We also plan to install digital projection technology in all of our international auditoriums, which allows us to present 3-D and alternative content in these markets. Approximately 40% of our international auditoriums are 3-D compatible. We have also installed 39 of our proprietary XD auditoriums in our international theatres and have plans to install approximately 20 to 25 additional XD auditoriums internationally during 2013.

Commitment to Digital Innovation. Our commitment to technological innovation has resulted in us being 100% digital in our U.S. first-run auditoriums as of December 31, 2012, approximately 49% of which are 3-D compatible. We also had 553 digital auditoriums in our international markets as of December 31, 2012, 527 of which are 3-D compatible. See further discussion of our digital expansion at “Conversion to Digital Projection Technology”. We are planning to convert 100% of our worldwide circuit to digital projection technology, approximately 40-50% of which will be 3-D compatible. We also plan to expand our XD auditorium footprint in various markets throughout the U.S. and in select international markets, which offers our patrons a premium movie-viewing experience.

Theatre Operations

As of December 31, 2012, we operated 465 theatres and 5,240 screens in 39 states and 13 Latin American countries. Our theatres in the U.S. are primarily located in mid-sized U.S. markets, including suburbs of major metropolitan areas. We believe these markets are generally less competitive and generate high, stable margins. Our theatres in Latin America are primarily located in major metropolitan markets, which we believe are generally underscreened. The following tables summarize the geographic locations of our theatre circuit as of December 31, 2012.

United States Theatres

	Total	Total
State	Theatres	Screens
Texas	80	1,051
California	63	770
Ohio	19	213
Utah	16	203
Nevada	10	154
Illinois	9	128
Colorado	8	127
Oregon	7	102
Kentucky	7	87
Pennsylvania	6	95
Arizona	6	90
Oklahoma	6	71
Florida	5	98
Louisiana	5	74
Indiana	5	48
New Mexico	4	54
Virginia	4	54
North Carolina	4	41
Mississippi	3	41
Iowa	3	37
Arkansas	3	36
South Carolina	3	34
Washington	2	30
Georgia	2	27
New York	2	27
South Dakota	2	26
West Virginia	2	22
Maryland	1	24
Kansas	1	20
Alaska	1	16
Michigan	1	16
New Jersey	1	16
Missouri	1	15
Massachusetts	1	15
Tennessee	1	14
Wisconsin	1	14
Delaware	1	10
Minnesota	1	8
Montana	1	8

Total	298	3,916

International Theatres

Country	Total Theatres	Total Screens
Brazil	56	454
Mexico	31	290
Argentina	20	176
Colombia	18	99
Central America(1)	14	96
Chile	13	101
Peru	10	76
Ecuador	5	32

Total	167	1,324

(1)	Includes Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala.

We first entered Latin America when we began operating movie theatres in Chile in 1993 and Mexico in 1994. Since then, through our focused international strategy, we have developed into the most geographically diverse theatre circuit in the region. We have balanced our risk through a diversified international portfolio, currently operating theatres in fourteen of the fifteen largest metropolitan areas in Latin America. In addition, we have achieved significant scale in Brazil, where we are the largest exhibitor, with 454 screens as of December 31, 2012. We are also the largest exhibitor in Argentina.

We believe that certain markets within Latin America continue to be underserved as penetration of movie screens per capita in Latin American markets is substantially lower than in the U.S. and European markets. We intend to build and expand our presence in underserved international markets, with emphasis on Latin America, and fund our expansion primarily with cash flow generated in those markets. We are able to mitigate cash flow exposure to currency fluctuations by using local currencies to collect a majority of our revenues and fund a majority of the costs of our international operations. Our geographic diversity throughout Latin America has allowed us to maintain consistent revenue growth, notwithstanding currency and economic fluctuations that may affect any particular market. Our international revenues were approximately $777.7 million during 2012 compared to $696.1 million during 2011.

Film Licensing

In the domestic marketplace, the Company’s film department negotiates with film distributors, which are made up of the traditional major film companies, specialized and art divisions of some of these major film companies, and many other independent film distributors. The film distributors are responsible for determining film release dates, the related marketing campaigns and the expenditures related to marketing materials, television spots and other advertising outlets. The marketing campaign of each movie may include tours of the actors in the movies and coordination of articles and features about each movie. The Company is responsible for booking the films in negotiated film zones, which are either free zones or competitive zones. In free zones, movies can be booked without regard to the location of another exhibitor within that area. In competitive zones, the distributor allocates its movies generally based on demographics, the conditions, capacity and grossing potential of each theatre, and licensing terms. We are the sole exhibitor in approximately 91% of the 253 film zones in which our first run U.S. theatres operate. In film zones where there is no direct competition from other theatres, we select those films that we believe will be the most successful from those offered by film distributors.

Internationally, our local film personnel negotiate with local offices of major film distributors as well as local film distributors to license films for our international theatres. In the international marketplace, films are not allocated to a single theatre in a geographic film zone, but played by competitive theatres simultaneously. Our theatre personnel focus on providing excellent customer service, and we provide a modern facility with the most up-to-date sound systems, comfortable stadium style seating and other amenities typical of modern American-style multiplexes, which we believe gives us a competitive advantage in markets where competing theatres play the same films. Of the 1,324 screens we operate in international markets, approximately 80% have no direct competition from other theatres.

Our film rental fees in the U.S. are generally based on a film’s box office receipts and either mutually agreed upon firm terms, a sliding scale formula, or a mutually agreed upon settlement, subject to the film licensing agreement with the film distributor. Under a firm terms formula, we pay the distributor a mutually agreed upon specified percentage of box office receipts. Under a sliding scale formula, we pay a percentage of box office revenues using a pre-determined matrix that is based upon box office performance of the film. The settlement process allows for negotiation of film rental fees upon the conclusion of the film run based upon how the film performs. Internationally, our film rental fees are primarily based on mutually agreed upon firm terms that are based upon a specified percentage of box office receipts.

We regularly play art and independent films at many of our U.S. theatres, providing a variety of film choices to our patrons. Bringing art and independent films to our theatres allows us to benefit from the growth in the art and independent market driven by the more mature patron and increased interest in art, foreign and documentary films. High profile film festivals, such as the Sundance Film Festival, have contributed to interest in this genre. The performance of films such as Silver Linings Playbook, The Best Exotic Marigold Hotel and Moonrise Kingdom have demonstrated the box office potential of art and independent films.

Food and Beverage

Concession sales are our second largest revenue source, representing approximately 31% of total revenues. Concession sales have a much higher margin than admissions sales. We have devoted considerable management effort to increase concession sales and improve operating margins. These efforts include implementation of the following strategies:

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

•

Theatre design. Our theatres are designed to optimize efficiencies at the concession stands, which include multiple service stations throughout a theatre to facilitate serving patrons in an expedited manner. We strategically place large concession stands within theatres to heighten visibility, reduce the length of concession lines, and improve traffic flow around the concession stands. We have self-service cafeteria-style concession areas in many of our domestic theatres, which allow customers to select their own refreshments and proceed to the cash register when they are ready. This design allows for efficient service, enhanced choices, impulse purchases and superior visibility of concession items. Concession designs in many of our new domestic theatres have incorporated the self-service model.

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

Pre-Feature Screen Advertising

In our domestic markets, our theatres are part of the in-theatre digital network operated by National CineMedia, LLC, or NCM. NCM’s primary activities that impact our theatres include: advertising through its branded “First Look” pre-feature entertainment program, lobby promotions and displays, live and pre-recorded events; including concerts, sporting events and other non-film entertainment programming. We believe that the reach, scope and digital delivery capability of NCM’s network provides an effective platform for national, regional and local advertisers to reach an engaged audience. We receive a monthly theatre access fee for participation in the NCM network. In addition, we are entitled to receive mandatory quarterly distributions of excess cash from NCM. As of December 31, 2012, we had an approximate 16% ownership interest in NCM. See Note 4 to the consolidated financial statements.

In certain of our international markets, we outsource our screen advertising to local companies who have established relationships with local advertisers that provide similar benefits as NCM. The terms of our international screen advertising contracts vary by country. In some of these locations, we earn a percentage of the screen advertising revenues collected by our partners and in other locations we are paid a fixed annual fee for access to our screens, while at our other locations, our in-house marketing personnel handle screen advertising. During 2011, we took the screen advertising function in-house in Brazil, which is being handled by a wholly-owned subsidiary Flix Media Publicidade E Entretenimento, Ltda., or Flix Media. Our Flix Media marketing personnel work directly with local advertisers to generate screen advertising.

Conversion to Digital Projection Technology

The motion picture exhibition industry began its conversion to digital projection technology during 2009, the progress of which is discussed below.

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

On March 10, 2010, we signed a master lease agreement and other related agreements (collectively the “agreements”) with Kasima. Upon signing these agreements, we contributed cash and the majority of our existing U.S. digital projection systems to DCIP. Subsequently during 2010 and 2011, we sold additional U.S. digital projection systems to DCIP. As of December 31, 2011, we had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. As of December 31, 2012, 95% of our 3,916 U.S. auditoriums were digital, 3,515 of which are leased from Kasima and 1,923 of which are capable of exhibiting 3-D content.

International Markets

In our international markets, we continue to convert our auditoriums to digital projection technology. The digital projection systems we deploy are generally funded with operating cash flows generated by each international country. As of December 31, 2012, we had 553 digital auditoriums in our international markets, 527 of which are capable of exhibiting 3-D content. Similar to our domestic markets, we expect to install digital projection systems in all of our international auditoriums.

Digital Cinema Distribution Coalition

We are participating in a joint venture with Regal, AMC and certain distributors called Digital Cinema Distribution Coalition, or DCDC, whose goal is to seamlessly distribute all digital content to theatres via satellite. Certain of the related agreements are in negotiation, however, we are currently testing equipment to be used for satellite distribution. The new distribution network will not only change how content is delivered to theatre sites but also enrich alternative product availability, such as live sports, concerts, and opera.

Marketing

In the U.S., we rely on Internet advertising and also newspaper directory film schedules. Radio and television advertising spots are used to promote certain motion pictures and special events. We exhibit previews of coming attractions and films we are currently playing as part of our pre-feature program. We offer patrons access to movie times, the ability to buy and print their tickets at home and purchase gift cards at our website www.cinemark.com. Customers subscribing to our weekly email receive targeted information about current and upcoming films at their preferred Cinemark theatre(s), including details about advanced ticket sales, special events, concerts and live broadcasts; as well as contests, promotions, and exclusive coupons for concession savings. We partner with film distributors to use monthly web contests to drive traffic to our website and to ensure that customers visit often. In addition, we work with all of the film distributors on a regular basis to promote their films with local, regional and national programs that are exclusive to our theatres. These programs may involve customer contests, cross-promotions with the media and third parties and other means to increase patronage for a particular film showing at one of our theatres. We also have smart phone and tablet applications that allow patrons to find theatres, check showtimes and purchase tickets.

Internationally, we exhibit upcoming and current film previews on-screen, partner with film distributors for certain promotions and advertise our new locations through various forms of media and events. We partner with large multi-national corporations in the large metropolitan areas in which we have theatres to promote our brand and image as well as increase attendance levels at our theatres. Our customers are encouraged to register on our website to receive weekly information by email for showtime information, invitations to special screenings, sponsored events and promotional information. In addition, our customers can request to receive showtime information on their cell phones. We also have loyalty programs in some of our international markets that allow customers to pay a nominal fee for a membership card that provides them with certain admissions and concession discounts. In addition, the Company has introduced an iPhone application in Brazil. The application allows consumers to check showtimes and purchase tickets for our Brazil theatres.

Our domestic and international marketing departments also focus on maximizing ancillary revenue, which includes the sale of our gift cards and our SuperSaver discount tickets. We market these programs to such business representatives as realtors, human resource managers, incentive program managers and hospital and pharmaceutical personnel. Gift cards can be purchased for certain of our locations at our theatres or online through our website, www.cinemark.com. SuperSavers are also sold online at www.cinemark.com or via phone, fax or email by our local corporate offices and are also available at certain retailers in the U.S.

We recently created a new offering to our patrons called CineMode. CineMode is an exclusive feature we offer with our smart phone and tablet applications that allows patrons the opportunity to earn rewards while being courteous during the show. Our innovative technology was designed to address texting and other cell phone distractions, which is the number one complaint of movie-goers. While in CineMode, the smart phone screen is automatically dimmed and patrons are prompted to silence their volume. If CineMode is enabled for the duration of the movie, patrons are rewarded with exclusive digital rewards and offers that can be used at their next visit to Cinemark. CineMode facilitates contact with our patrons and this initiative provides an opportunity for us to further improve our relationships with the studios and our vendors via couponing and promotions, such as discounted digital downloads. To date, more than two million patrons have already downloaded CineMode.

Online and Mobile Sales

Our patrons may purchase advance tickets for all of our domestic screens and a majority of our international screens by accessing our corporate website at www.cinemark.com. Advance tickets may also be purchased for our domestic screens at www.fandango.com. Our mobile phone and tablet applications also offer patrons the ability to purchase tickets. Our Internet initiatives help improve customer satisfaction, allowing patrons who purchase tickets over the Internet to bypass lines at the box office by printing their tickets at home, picking up their tickets at kiosks located at the theatre, or scanning a barcode confirmation from their mobile device at the usher stand.

Point of Sale Systems

We have developed our own proprietary point of sale system to enhance our ability to maximize revenues, control costs and efficiently manage operations. The system is currently installed in all of our U.S. theatres. The point of sale system provides corporate management with real-time admissions and concession revenues data and reports to allow for timely changes to movie schedules, including extending film runs, increasing the number of screens on which successful movies are being played, or substituting films when gross receipts do not meet expectations. Real-time seating, as well as reserved seating, and box office information is available to box office personnel, preventing overselling of a particular film and providing faster and more accurate responses to customer inquiries regarding showtimes and available seating. The system tracks concession sales by product, provides in-theatre inventory reports for efficient inventory management and control, offers numerous ticket pricing options, connects with digital concession signage for real-time pricing modifications, integrates Internet ticket sales and processes credit card transactions. Barcode scanners, pole displays, touch screens, credit card readers and other equipment are integrated with the system to enhance its functionality and provide print-at-home and mobile ticketing. In our international locations, we currently use other point of sale systems that have been developed by third parties, which have been certified as compliant with applicable governmental regulations and provide generally the same capabilities as our proprietary point of sale system.

Competition

We are one of the leaders in the motion picture exhibition industry. We compete against local, regional, national and international exhibitors with respect to attracting patrons, licensing films and developing new theatre sites. Our primary domestic competitors include Regal, AMC and Carmike Cinemas, Inc. and our primary international competitors, which vary by country, include Cinépolis, Cinemex and National Amusements.

We are the sole exhibitor in approximately 91% of the 253 film zones in which our first run U.S. theatres operate. In film zones where there is no direct competition from other theatres, we select those films that we believe will be the most successful from those offered to us by film distributors. Where there is competition, the distributor allocates their movies generally based on demographics, the conditions, capacity and grossing potential of each theatre, and licensing terms. Of the 1,324 screens we operate outside of the U.S., approximately 80% of those screens have no direct competition from other theatres. In areas where we face direct competition, our success in attracting patrons depends on location, theatre capacity, quality of projection and sound equipment, film showtime availability, customer service quality, and ticket prices.

We compete for new theatre sites with other movie theatre exhibitors as well as other entertainment venues. Securing a potential site depends upon factors such as committed investment and resources, theatre design and capacity, revenue and patron potential, and financial stability.

We also face competition from a number of other motion picture exhibition delivery systems, such as digital downloads, DVDs, network and syndicated television, video on-demand, pay-per-view television and the Internet. We also face competition from other forms of entertainment competing for the public’s leisure time and disposable income, such as concerts, theme parks and sporting events.

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

Corporate Operations

Our corporate headquarters is located in Plano, Texas. Personnel at our corporate headquarters provide oversight for our domestic and international theatres. Personnel at our corporate headquarters include our executive team and department heads in charge of film licensing, food and beverage, theatre operations, theatre construction and maintenance, real estate, human resources, marketing, legal, finance and accounting, audit and information systems support. Our U.S. operations are divided into sixteen regions, primarily organized geographically, each of which is headed by a region leader. We have eight regional offices in Latin America responsible for the local management of theatres in thirteen individual countries (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are operated out of one Central American regional office). Each regional office is headed by a general manager and includes personnel in film licensing, marketing, human resources, information systems, operations and accounting. We have a chief financial officer in Brazil, Mexico and Argentina, which are our three largest international markets. The regional offices are staffed with experienced personnel from the region to mitigate cultural and operational barriers.

Employees

We have approximately 13,500 employees in the U.S., approximately 10% of whom are full time employees and 90% of whom are part time employees. We have approximately 9,000 employees in our international markets, approximately 58% of whom are full time employees and approximately 42% of whom are part time employees. Some of our international locations are subject to union regulations. We regard our relations with our employees to be satisfactory.

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

We are subject to various general regulations applicable to our operations including the Americans with Disabilities Act of 1990, or the ADA. We develop new theatres to be accessible to the disabled and we believe we are substantially compliant with current regulations relating to accommodating the disabled. Although we believe that our theatres comply with the ADA, we have been a party to lawsuits which claim that our handicapped seating arrangements do not comply with the ADA or that we are required to provide closed captioning for patrons who are deaf or are severely hearing impaired and descriptive devices for patrons who are blind.

Our theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship, health and sanitation requirements and various business licensing and permitting.

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

We rely on the film distributors to supply the films shown in our theatres. The film distribution business is highly concentrated, with seven major film distributors accounting for approximately 85% of U.S. box office revenues and 47 of the top 50 grossing films during 2012. Numerous antitrust cases and consent decrees resulting from these antitrust cases impact the distribution of films. The consent decrees bind certain major film distributors to license films to exhibitors on a theatre-by-theatre and film-by-film basis. Consequently, we cannot guarantee a supply of films by entering into long-term arrangements with major distributors. We are therefore required to negotiate licenses for each film and for each theatre. A deterioration in our relationship with any of the seven major film distributors could adversely affect our ability to obtain commercially successful films and to negotiate favorable licensing terms for such films, both of which could adversely affect our business and operating results.

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

The motion picture industry is highly competitive. We compete against local, regional, national and international exhibitors. We compete for both patrons and licensing of films. The competition for patrons is dependent upon such factors as location, theatre capacity, quality of projection and sound equipment, film showtime availability, customer service quality, and ticket prices. The principal competitive factors with respect to film licensing include the theatre’s location and its demographics, the condition, capacity and grossing potential of each theatre, and licensing terms. If we are unable to attract patrons or to license successful films, our business may be adversely affected.

An increase in the use of alternative or “downstream” film distribution channels and other competing forms of entertainment may reduce movie theatre attendance and limit revenue growth.

We face competition for patrons from a number of alternative film distribution channels, such as digital downloads, DVDs, network and syndicated television, video on-demand, pay-per-view television and the Internet. We also compete with other forms of entertainment, such as concerts, theme parks and sporting events, for our patrons’ leisure time and disposable income. A significant increase in popularity of these alternative film distribution channels or competing forms of entertainment could have an adverse effect on our business and results of operations.

Our results of operations may be impacted by shrinking video release windows.

Over the last decade, the average video release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available to consumers at home, an important downstream market, has decreased from approximately six months to approximately three to four months. If patrons choose to wait for an in-home release rather than attend a theatre to view the film, it may adversely impact our business and results of operations, financial condition and cash flows. Film studios have started to offer consumers a premium video on-demand option for certain films 60 days following the theatrical release, which caused the release window to shrink further for certain films. We cannot assure you that these release windows, which are determined by the film studios, will not shrink further or be eliminated altogether, which could have an adverse impact on our business and results of operations.

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

We have 167 theatres with 1,324 screens in thirteen countries in Latin America. Brazil represented approximately 13.3% of our consolidated 2012 revenues. Governmental regulation of the motion picture industry in foreign markets differs from that in the United States. Changes in regulations affecting prices, quota systems requiring the exhibition of locally-produced films and restrictions on ownership of property may adversely affect our international operations. Our international operations are subject to certain political, economic and other uncertainties not encountered by our domestic operations, including risks of severe economic downturns and high inflation. We also face risks of currency fluctuations, hard currency shortages and controls of foreign currency exchange and transfers abroad, all of which could have an adverse effect on the results of our international operations.

We have substantial long-term lease and debt obligations, which may restrict our ability to fund current and future operations and that restrict our ability to enter into certain transactions.

We have, and will continue to have, significant long-term debt service obligations and long-term lease obligations. As of December 31, 2012, we had $1,764.0 million in long-term debt obligations, $150.2 million in capital lease obligations and $1,889.2 million in long-term operating lease obligations. We incurred interest expense of $123.7 million for the year ended December 31, 2012. We incurred $281.6 million of facility lease expense under operating leases for the year ended December 31, 2012 (the terms under these operating leases, excluding optional renewal periods, range from one to 25 years). Our substantial lease and debt obligations pose risk to you by:

•	making it more difficult for us to satisfy our obligations;

•

requiring us to dedicate a substantial portion of our cash flows to payments on our lease and debt obligations, thereby reducing the availability of our cash flows from operations to fund working capital, capital expenditures, acquisitions and other corporate requirements and to pay dividends;

•	impeding our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes;

•	subjecting us to the risk of increased sensitivity to interest rate increases on our variable rate debt, including our borrowings under our amended senior secured credit facility; and

•	making us more vulnerable to a downturn in our business and competitive pressures and limiting our flexibility to plan for, or react to, changes in our industry or the economy.

Our ability to make scheduled payments of principal and interest with respect to our indebtedness will depend on our ability to generate positive cash flows and on our future financial results. Our ability to generate positive cash flows is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. We cannot assure you that we will continue to generate cash flows at current levels, or that future borrowings will be available under our amended senior secured credit facility, in an amount sufficient to enable us to pay our indebtedness. If our cash flows and capital resources are insufficient to fund our lease and debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and these actions may not be successful or permit us to meet our scheduled debt service obligations and these actions may be restricted under the terms of our existing or future debt agreements, including our amended senior secured credit facility.

If we fail to make any required payment under the agreements governing our leases and indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default, and as a result, our debt holders would have the ability to require that we immediately repay our outstanding indebtedness and the lenders under our amended senior secured credit facility could terminate their commitments to lend us money and foreclose against the assets securing their borrowings. We could be forced into bankruptcy or liquidation, which could result in the loss of your investment. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-default and cross-acceleration provisions. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt holders require immediate payment, we may not have sufficient assets to satisfy our obligations under our indebtedness.

We may not be able to generate additional revenues or continue to realize value from our investment in NCM.

In 2005, we joined Regal and AMC as founding members of NCM, a provider of digital advertising content and digital non-film event content. As of December 31, 2012, we had an ownership interest in NCM of approximately 16%. We receive a monthly theatre access fee under our Exhibitor Services Agreement with NCM and we are entitled to receive mandatory quarterly distributions of excess cash from NCM. During the years ended December 31, 2011 and 2012, the Company received approximately $5.9 million and $7.1 million in other revenues from NCM, respectively, and $24.2 million and $20.8 million in cash distributions in excess of our investment in NCM, respectively. Cinema advertising is a small component of the U.S. advertising market and therefore, NCM competes with larger, established and well known media platforms such as broadcast radio and television, cable and satellite television, outdoor advertising and Internet portals. NCM also competes with other cinema advertising companies and with hotels, conference centers, arenas, restaurants and convention facilities for its non-film related events to be shown or held in our auditoriums. In-theatre advertising may not continue to attract advertisers or NCM’s in-theatre advertising format may not continue to be received favorably by theatre patrons. If NCM is unable to continue to generate consistent advertising revenues, its results of operations may be adversely affected and our investment in and distributions and revenues from NCM may be adversely impacted.

We are subject to uncertainties related to digital cinema, including insufficient financing to obtain digital projectors and insufficient supply of digital projectors for our international locations.

We began a roll-out of digital projection equipment in our international theatres during 2009 which has been funded by operating cash flows. There is no local financing available to finance the deployment of digital projectors for our international theatres on commercially reasonable terms. Accordingly, the cost of digital projection systems and manufacturer limitations may delay our international deployment.

A failure to adapt to future technological innovations could impact our ability to compete effectively and could adversely affect our results of operations.

While we continue to convert our theatres to digital projection technology, new technological innovations continue to impact our industry. If we are unable to respond to or invest in changes in technology and the technological preferences of our customers, we may not be able to compete with other exhibitors or other entertainment venues, which could adversely affect our results of operations.

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

Our current and future performance depends to a significant degree upon the continued contributions of our senior management team and other key personnel. The loss or unavailability of any member of our senior management team or a key employee could significantly impair our business. We cannot assure you that we would be able to locate or employ qualified replacements for senior management or key employees on acceptable terms.

We are subject to impairment losses due to potential declines in the fair value of our assets.

We review long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We assess many factors when determining whether to impair individual theatre assets, including actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in our assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest applicable level for which there are identifiable cash flows. When estimated fair value is determined to be lower than the carrying value of the theatre assets, the theatre assets are written down to their estimated fair value. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during 2010, 2011 and 2012. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Since we evaluate long-lived assets for impairment at the theatre level, if a theatre is directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or condition of the areas surrounding the theatre, we may record impairment charges to reflect the decline in estimated fair value of that theatre.

We have a significant amount of goodwill. We evaluate goodwill for impairment at the reporting unit level at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be fully recoverable. Goodwill is evaluated for impairment using a two-step approach under which we compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its fair value, a second step would be performed to measure the potential goodwill impairment. Fair values are determined based on a multiple of cash flows, which was six and a half times for the evaluation performed during 2010 and seven and a half times for the evaluations performed during 2011 and 2012. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Declines in our stock price or market capitalization, declines in our attendance due to increased competition in certain regions and/or countries or economic factors that lead to a decline in attendance in any given region or country could negatively affect our estimated fair values and could result in further impairments of goodwill. As of December 31, 2012, the estimated fair value of goodwill for all of our reporting units exceeded their carrying values by at least 10%.

We also have a significant amount of tradename intangible assets. Tradename intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. We estimate the fair value of our tradenames by applying an estimated market royalty rate that could be charged for the use of our tradename to forecasted future revenues, with an adjustment for the present value of such royalties. If the estimated fair value is less than the carrying value, the tradename intangible asset is written down to its estimated fair value. Significant judgment is involved in estimating market royalty rates and long-term revenue forecasts. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected revenue performance and industry trends. As of December 31, 2012, the estimated fair value of our tradename intangible assets exceeded their carrying values by at least 10%.

We recorded asset impairment charges of $12.5 million, $7.0 million and $3.0 million for the years ended December 31, 2010, 2011 and 2012, respectively. We cannot assure you that additional impairment charges will not be required in the future, and such charges may have an adverse effect on our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 8 and 9 to the consolidated financial statements.

The impairment or insolvency of certain financial institutions could adversely affect us.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

United States

As of December 31, 2012, in the U.S., we operated 257 theatres with 3,329 screens pursuant to leases and own the land and building for 41 theatres with 587 screens. Our leases are generally entered into on a long-term basis with terms, including optional renewal periods, generally ranging from 20 to 45 years. As of December 31, 2012, approximately 10% of our theatre leases in the U.S., covering 25 theatres with 189 screens, have remaining terms, including optional renewal periods, of less than six years. Approximately 10% of our theatre leases in the U.S., covering 27 theatres with 228 screens, have remaining terms, including optional renewal periods, of between six and 15 years and approximately 80% of our theatre leases in the U.S., covering 205 theatres with 2,912 screens, have remaining terms, including optional renewal periods, of more than 15 years. The leases generally provide for a fixed monthly minimum rent payment, with certain leases also subject to additional percentage rent if a target annual revenue level is achieved. We lease an office building in Plano, Texas for our corporate headquarters. We also lease office space in Frisco, Texas for our theatre support group.

International

As of December 31, 2012, internationally, we operated 167 theatres with 1,324 screens, all of which are leased. Our international leases are generally entered into on a long term basis with terms, including optional renewal periods, generally ranging from 5 to 40 years. The leases generally provide for contingent rental based upon operating results with an annual minimum. As of December 31, 2012, approximately 6% of our international theatre leases, covering 10 theatres with 87 screens, have remaining terms, including optional renewal periods, of less than six years. Approximately 41% of our international theatre leases, covering 69 theatres and 560 screens, have remaining terms, including optional renewal periods, of between six and 15 years and approximately 53% of our international theatre leases, covering 88 theatres and 677 screens, have remaining terms, including optional renewal periods, of more than 15 years. We also lease office space in eight regions in Latin America for our local management.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holder of Our Common Stock

There is no established public trading market for our common stock. As of December 31, 2012 we had 1,500 shares of Class A common stock outstanding and 182,648 shares of Class B common stock outstanding, all of which were held by Cinemark Holdings, Inc.

Dividend Policy

During the years ended December 31, 2012 and 2011, we paid dividends of $95.8 million and $95.0 million, respectively, to our parent company, Cinemark Holdings, Inc. Our ability to pay dividends is limited by the terms of our senior notes indentures, our senior subordinated notes indenture and our amended senior secured credit facility, which restrict our ability to pay dividends and the ability of certain of our subsidiaries to pay dividends. See Note 11 to the consolidated financial statements for further discussion of our debt agreements. Furthermore, certain of our foreign subsidiaries currently have a deficit in retained earnings which prevents them from declaring and paying dividends from those subsidiaries. The declaration of future dividends will be at the discretion of our board of directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, limitations in our debt agreements and legal requirements.

Item 6. Selected Financial Data

The following table provides our selected consolidated financial and operating data for the periods and at the dates indicated for each of the five most recent years ended December 31, 2012. You should read the selected consolidated financial and operating data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes appearing elsewhere in this report.

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(In thousands)
Statement of Operations Data:
Revenues:
Admissions	$1,126,977	$1,293,378	$1,405,389	$1,471,627	$1,580,401
Concession	534,836	602,880	642,326	696,754	771,405
Other	80,474	80,242	93,429	111,232	121,725

Total revenues	$1,742,287	$1,976,500	$2,141,144	$2,279,613	$2,473,531
Film rentals and advertising	612,248	708,160	769,698	798,606	845,107
Concession supplies	86,618	91,918	97,484	112,122	123,471
Salaries and wages	180,950	203,437	221,246	226,475	247,468
Facility lease expense	225,595	238,779	255,717	276,278	281,615
Utilities and other	205,814	222,660	239,470	259,703	280,670
General and administrative expenses	89,583	94,818	107,015	125,428	146,442
Total depreciation and amortization	158,034	149,515	143,508	154,449	147,675
Impairment of long-lived assets	113,532	11,858	12,538	7,033	3,031
(Gain) loss on sale of assets and other	8,488	3,202	(431)	8,792	12,168

Total cost of operations	1,680,862	1,724,347	1,846,245	1,968,886	2,087,647

Operating income	$61,425	$252,153	$294,899	$310,727	$385,884

Interest expense	$74,406	$81,609	$112,444	$123,102	$123,665

Net income (loss)	$(19,954)	$133,087	$150,930	$133,953	$172,784

Net income (loss) attributable to Cinemark USA, Inc.	$(23,849)	$129,439	$147,387	$131,928	$170,313

	Year Ended December 31,
	2008	2009	2010	2011	2012
Other Financial Data:
Ratio of earnings to fixed charges	1.11x	2.28x	2.11x	2.02x	2.45x
Cash flow provided by (used for):
Operating activities	$219,788	$366,706	$266,230	$390,884	$394,633
Investing activities	(94,942)	(183,130)	(136,067)	(247,067)	(234,311)
Financing activities	(29,290)	(75,478)	(108,162)	(78,020)	63,582
Capital expenditures	(106,109)	(124,797)	(156,102)	(184,819)	(220,727)

	As of December 31,
	2008	2009	2010	2011	2012
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$313,238	$437,737	$464,765	$521,253	$742,095
Theatre properties and equipment, net	1,208,283	1,219,588	1,215,446	1,238,850	1,304,958
Total assets	3,018,838	3,283,588	3,427,974	3,522,253	3,862,412
Total long-term debt and capital lease obligations, including current portion	1,097,144	1,684,073	1,672,601	1,713,393	1,914,181
Equity	1,155,891	922,141	1,040,705	1,025,293	1,096,212

	Year Ended December 31,
	2008	2009	2010	2011	2012
Operating Data:
United States(1)
Theatres operated (at period end)	293	294	293	297	298
Screens operated (at period end)	3,742	3,830	3,832	3,878	3,916
Total attendance (in 000s)	147,897	165,112	161,174	158,486	163,639
International(2)
Theatres operated (at period end)	127	130	137	159	167
Screens operated (at period end)	1,041	1,066	1,113	1,274	1,324
Total attendance (in 000s)	63,413	71,622	80,026	88,889	100,084
Worldwide(1)(2)
Theatres operated (at period end)	420	424	430	456	465
Screens operated (at period end)	4,783	4,896	4,945	5,152	5,240
Total attendance (in 000s)	211,310	236,734	241,200	247,375	263,723

(1)	The data excludes certain theatres operated by us in the U.S. pursuant to management agreements that are not part of our consolidated operations.
(2)	The data excludes certain theatres operated internationally through our affiliates that are not part of our consolidated operations.

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

Overview

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Mexico, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. As of December 31, 2012, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 21 to the consolidated financial statements.

Revenues and Expenses

We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing promotions, meeting rentals and electronic video games located in some of our theatres. Our contracts with NCM have assisted us in expanding our offerings to domestic advertisers and broadening ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of our domestic theatres for alternative entertainment, such as live and pre-recorded sports programs, concert events, the opera and other special presentations. Films leading the box office during the year ended December 31, 2012 included The Avengers, The Dark Knight Rises, The Hunger Games, Skyfall, The Twilight Saga: Breaking Dawn Part 2, The Hobbit: An Unexpected Journey, Dr. Suess’ The Lorax, Madagascar 3: Europe’s Most Wanted, Men in Black 3, Taken 2, Snow White and the Huntsman, Safe House, The Vow, Brave, Prometheus, The Amazing Spider-Man, Ice Age: Continental Drift and The Bourne Legacy, among other films. Our revenues are affected by changes in attendance and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Films currently scheduled for release in 2013 include sequels such as The Hunger Games: Catching Fire, The Hobbit: The Desolation of Smaug, Iron Man 3, The Hangover 3, Monsters University, Despicable Me 2, Fast & Furious 6 and A Good Day to Die Hard and original titles such as Man of Steel, Oz: The Great and Powerful, Oblivion, Pacific Rim, Lone Ranger and World War Z, among other films.

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

Theatre properties and equipment are depreciated using the straight-line method over their estimated useful lives. In estimating the useful lives of our theatre properties and equipment, we have relied upon our experience with such assets and our historical replacement period. We periodically evaluate these estimates and assumptions and adjust them as necessary. Adjustments to the expected lives of assets are accounted for on a prospective basis through depreciation expense. Leasehold improvements for which we pay and to which we have title are amortized over the lesser of useful life or the lease term.

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

Long-lived assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of approximately twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, we then compare the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during 2010, 2011 and 2012. The long-lived asset impairment charges related to theatre properties recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre.

Impairment of Goodwill and Intangible Assets

We evaluate goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable. We evaluate goodwill for impairment at the reporting unit level and have allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of our sixteen regions in the U.S. and each of our eight international countries (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit). The evaluation is a two-step approach requiring us to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluation performed during 2010 and seven and a half times for the evaluations performed during 2011 and 2012. As of December 31, 2012, the estimated fair value of goodwill for all of our reporting units exceeded their carrying value by at least 10%.

Tradename intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. We estimate the fair value of our tradenames by applying an estimated market royalty rate that could be charged for the use of our tradename to forecasted future revenues, with an adjustment for the present value of such royalties. If the estimated fair value is less than the carrying value, the tradename intangible asset is written down to its estimated fair value. Significant judgment is involved in estimating market royalty rates and long-term revenue forecasts. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected revenue performance and industry trends. As of December 31, 2012, the estimated fair value of our tradename intangible assets exceeded their carrying values by at least 10%.

Income Taxes

We participate in the consolidated tax return of Cinemark Holdings, Inc. However, our provision for income taxes is computed on a stand-alone basis. We use an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized. Income taxes are provided on unremitted earnings from foreign subsidiaries unless such earnings are expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments. The evaluation of an uncertain tax position is a two-step process. The first step is recognition: We determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position would be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements result in (1) a change in a liability for income taxes payable or (2) a change in an income tax refund receivable, a deferred tax asset or a deferred tax liability or both (1) and (2). We accrue interest and penalties on uncertain tax positions.

Accounting for Investment in National CineMedia, LLC and Related Agreements

We have an investment in NCM. NCM operates a digital in-theatre network in the U.S. for providing cinema advertising and non-film events. Upon joining NCM, the Company and NCM entered into an Exhibitor Services Agreement, pursuant to which NCM provides advertising, promotion and event services to the Company’s theatres. On February 13, 2007, National CineMedia, Inc., or “NCM Inc.”, a newly formed entity that serves as a member and the sole manager of NCM, completed an initial public offering of its common stock. In connection with the NCM Inc. initial public offering, the Company amended its operating agreement and the Exhibitor Services Agreement, or ESA, with NCM and received proceeds related to the modification of the ESA and the Company’s sale of certain of its shares in NCM. The ESA modification reflected a shift from circuit share expense under the prior Exhibitor Services Agreement, which obligated NCM to pay the Company a percentage of revenue, to a monthly theatre access fee, which significantly reduced the contractual amounts paid to the Company by NCM. The Company recorded the proceeds related to the ESA modification as deferred revenue, which is being amortized into other revenues over the life of the agreement using the units of revenue method. As a result of the proceeds received as part of the NCM, Inc. initial public offering, the Company had a negative basis in its original membership units in NCM (referred to herein as its Tranche 1 Investment). The Company does not recognize undistributed equity in the earnings on its Tranche 1 Investment until NCM’s future net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company believes that the accounting model provided by ASC 323-10-35-22 for recognition of equity investee losses in excess of an investor’s basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

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

Recent Developments

Disposition of Mexican Subsidiaries

During February 2013, we entered into a stock purchase agreement with Grupo Cinemex, S.A. De C.V. pursuant to which we will sell our Mexican subsidiaries, which consist of 31 theatres and 290 screens. The sales price, which will be paid in Mexican pesos and is subject to certain closing date adjustments, will be approximately $125.0 million, based on the exchange rate on the date of this report. The transaction, which is subject to review by the Mexican Federal Competition Commission, is expected to close during the second half of 2013.

Dividend Declaration

On March 12, 2013, we declared and paid a dividend to our parent company, Cinemark Holdings, Inc. in the amount of approximately $24.0 million.

Results of Operations

The following table sets forth, for the periods indicated, the amounts for certain items reflected in our consolidated statements of income along with each of those items as a percentage of revenues. On August 25, 2011, we purchased ten theatres with 95 screens in Argentina. The results of operations for these theatres are included in our results beginning on the date of acquisition.

	Year Ended December 31,
	2010	2011	2012
Operating data (in millions):
Revenues
Admissions	$1,405.4	$1,471.6	$1,580.4
Concession	642.3	696.8	771.4
Other	93.4	111.2	121.7

Total revenues	2,141.1	2,279.6	2,473.5
Cost of operations
Film rentals and advertising	769.7	798.6	845.1
Concession supplies	97.5	112.1	123.5
Salaries and wages	221.2	226.5	247.4
Facility lease expense	255.7	276.3	281.6
Utilities and other	239.5	259.7	280.7
General and administrative expenses	107.0	125.4	146.4
Depreciation and amortization	143.5	154.4	147.7
Impairment of long-lived assets	12.5	7.0	3.0
(Gain) loss on sale of assets and other	(0.4)	8.8	12.2

Total cost of operations	1,846.2	1,968.8	2,087.6

Operating income	$294.9	$310.8	$385.9

Operating data as a percentage of total revenues:
Revenues
Admissions	65.6%	64.6%	63.9%
Concession	30.0%	30.6%	31.2%
Other	4.4%	4.8%	4.9%

Total revenues	100.0%	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	54.8%	54.3%	53.5%
Concession supplies	15.2%	16.1%	16.0%
Salaries and wages	10.3%	9.9%	10.0%
Facility lease expense	11.9%	12.1%	11.4%
Utilities and other	11.2%	11.4%	11.3%
General and administrative expenses	5.0%	5.5%	5.9%
Depreciation and amortization	6.7%	6.8%	6.0%
Impairment of long-lived assets	0.6%	0.3%	0.1%
(Gain) loss on sale of assets and other	(0.0%)	0.4%	0.5%
Total cost of operations	86.2%	86.4%	84.4%
Operating income	13.8%	13.6%	15.6%

Average screen count (month end average)	4,909	5,021	5,198

Revenues per average screen (dollars)	$436,181	$454,051	$475,897

(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Comparison of Years Ended December 31, 2012 and December 31, 2011

Revenues. Total revenues increased $193.9 million to $2,473.5 million for 2012 from $2,279.6 million for 2011, representing an 8.5% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
			%			%			%
	2012	2011	Change	2012	2011	Change	2012	2011	Change
Admissions revenues (1)	$1,099.6	$1,033.6	6.4%	$480.8	$438.0	9.8%	$1,580.4	$1,471.6	7.4%
Concession revenues (1)	$546.2	$503.4	8.5%	$225.2	$193.4	16.4%	$771.4	$696.8	10.7%
Other revenues (1)(2)	$50.1	$46.5	7.7%	$71.6	$64.7	10.7%	$121.7	$111.2	9.4%
Total revenues (1)(2)	$1,695.9	$1,583.5	7.1%	$777.6	$696.1	11.7%	$2,473.5	$2,279.6	8.5%
Attendance (1)	163.6	158.5	3.2%	100.1	88.9	12.6%	263.7	247.4	6.6%

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 21 of our consolidated financial statements.

•

U.S. The increase in admissions revenues of $66.0 million was primarily attributable to a 3.2% increase in attendance and a 3.1% increase in average ticket price from $6.52 for 2011 to $6.72 for 2012. The increase in concession revenues of $42.8 million was primarily attributable to the 3.2% increase in attendance and a 5.0% increase in concession revenues per patron from $3.18 for 2011 to $3.34 for 2012. The increase in attendance was primarily due to new theatres. The increase in average ticket price was primarily due to price increases and an increase in 3-D and XD ticket sales. The increase in concession revenues per patron was primarily due to incremental sales and price increases.

•

International. The increase in admissions revenues of $42.8 million was primarily attributable to a 12.6% increase in attendance, partially offset by a 2.6% decrease in average ticket price from $4.93 for 2011 to $4.80 for 2012. The increase in concession revenues of $31.8 million was primarily attributable to the 12.6% increase in attendance and a 3.2% increase in concession revenues per patron from $2.18 for 2011 to $2.25 for 2012. The increase in attendance was primarily due to new theatres, including the ten theatres in Argentina acquired during August 2011. The decrease in average ticket price was primarily due to the unfavorable impact of exchange rates in certain countries in which we operate, partially offset by price increases. The increase in concession revenues per patron was primarily due to price increases, partially offset by the unfavorable impact of exchange rates in certain countries in which we operate. The 10.7% increase in other revenues was primarily due to increased screen advertising revenues in Brazil, Argentina and Mexico, partially offset by the unfavorable impact of exchange rates in certain countries in which we operate.

Cost of Operations. The table below summarizes certain of our theatre operating costs by reportable operating segment (in millions).

	U.S. Operating Segment		International Operating Segment		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011	2012	2011
Film rentals and advertising	$610.5	$574.2	$234.6	$224.4	$845.1	$798.6
Concession supplies	71.1	64.0	52.4	48.1	123.5	112.1
Salaries and wages	174.2	167.5	73.2	59.0	247.4	226.5
Facility lease expense	191.1	185.8	90.5	90.5	281.6	276.3
Utilities and other	182.9	174.5	97.8	85.2	280.7	259.7

•

U.S. Film rentals and advertising costs were $610.5 million, or 55.5% of admissions revenues, for 2012 compared to $574.2 million, or 55.6% of admissions revenues, for 2011. The increase in film rentals and advertising costs of $36.3 million was primarily due to the $66.0 million increase in admissions revenues. Concession supplies expense was $71.1 million, or 13.0% of concession revenues, for 2012 compared to $64.0 million, or 12.7% of concession revenues, for 2011. The increase in the concession supplies rate was primarily due to increases in inventory procurement costs.

Salaries and wages increased to $174.2 million for 2012 from $167.5 million for 2011 primarily due to new theatres. Facility lease expense increased to $191.1 million for 2012 from $185.8 million for 2011 primarily due to new theatres. Utilities and other costs increased to $182.9 million for 2012 from $174.5 million for 2011 primarily due to new theatres, increased equipment lease and personal property tax expenses related to digital and 3-D equipment, increased security expense and increased repairs and maintenance expense.

•

International. Film rentals and advertising costs were $234.6 million, or 48.8% of admissions revenues, for 2012 compared to $224.4 million, or 51.2% of admissions revenues, for 2011. The decrease in the film rentals and advertising rate is primarily due to the impact of the increased virtual print fees that we earn from studios on certain films played in our international locations. Concession supplies expense was $52.4 million, or 23.3% of concession revenues, for 2012 compared to $48.1 million, or 24.9% of concession revenues, for 2011. The decrease in the concessions supplies rate is due to the mix of products sold during 2012 compared to 2011 and the impact of concession price increases. Each of the expenses previously discussed were also impacted by the change in exchange rates in certain countries in which we operate.

Salaries and wages increased to $73.2 million for 2012 from $59.0 million for 2011 primarily due to new theatres, including the ten theatres in Argentina acquired during August 2011 and increased wage rates. Facility lease expense was $90.5 million for 2012 and 2011. Utilities and other costs increased to $97.8 million for 2012 from $85.2 million for 2011 primarily due to new theatres, including the ten theatres in Argentina acquired during August 2011, increased janitorial costs and increased screen advertising commissions and related expenses. Each of the expenses previously discussed were also impacted by the change in exchange rates in certain countries in which we operate.

General and Administrative Expenses. General and administrative expenses increased to $146.4 million for 2012 from $125.4 million for 2011. The increase was primarily due to increased salaries and incentive compensation expense of approximately $7.7 million, increased share based awards compensation expense of $5.3 million, increased professional fees of $1.8 million and additional overhead expenses associated with the ten theatres in Argentina acquired in August 2011.

Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable/ unfavorable leases, was $147.7 million for 2012 compared to $154.4 million for 2011. The decrease was primarily due to the impact of accelerated depreciation taken on our domestic 35 millimeter projection systems that were replaced with digital projection systems during 2011. We recorded approximately $10.6 million of depreciation expense related to our domestic 35 millimeter projection systems during 2011. Our domestic 35 millimeter projection systems were fully depreciated as of December 31, 2011.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $3.0 million for 2012 compared to $7.0 million for 2011. Impairment charges for 2012 were related to theatre properties, impacting fourteen of our twenty-four reporting units. Impairment charges for 2011 were related to theatre properties, impacting fourteen of our twenty-four reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. See Notes 8 and 9 to our consolidated financial statements.

Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $12.2 million during 2012 compared to $8.8 million during 2011. The loss recorded during 2012 included a $6.7 million lease termination reserve for a closed theatre and the retirement of certain theatre equipment that was replaced during the year. The loss recorded during 2011 included a loss of $2.3 million related to a settlement for a previously terminated interest rate swap agreement, a loss of $1.0 million related to the sale of digital projection systems to DCIP and the write-off of theatre properties and equipment primarily as a result of theatre remodels.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $123.7 million for 2012 compared to $123.1 million for 2011. See Note 11 to our consolidated financial statements for further discussion of our long-term debt.

Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of $5.6 million during 2012 related to the amendment and restatement of our senior secured credit facility. We recorded a loss on early retirement of debt of $4.9 million during 2011 related to the prepayment of approximately $157.2 million of the unextended portion of our term loan debt. The loss for the 2011 period included the write-off of $2.2 million of unamortized debt issue costs related to the portion of the term loan debt that was prepaid and the reclassification of $2.7 million from accumulated other comprehensive loss to earnings as a result of our determination that quarterly interest payments hedged by certain of our interest rate swap agreements are no longer probable to occur. See Note 11 to our consolidated financial statements for further discussion of our long-term debt.

Distributions from NCM. We recorded distributions received from NCM of $20.8 million during 2012 and $24.2 million during 2011, which were in excess of the carrying value of our Tranche 1 Investment. See Note 4 to our consolidated financial statements.

Loss on Marketable Securities – RealD. We recorded a loss on our investment in RealD of $12.6 million during 2011 due to an other-than-temporary impairment of our investment. The loss recorded represented the cumulative net unrealized holding losses we had previously recorded in accumulated other comprehensive loss. These cumulative net unrealized holding losses were recognized as a loss during 2011 due to the length of time and extent to which RealD’s stock price had been below our basis in the stock. See Note 6 to our consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $13.1 million during 2012 and $5.7 million during 2011. The equity in income of affiliates recorded during 2012 primarily included approximately $4.4 million of income related to our equity investment in NCM (see Note 4 to our consolidated financial statements) and approximately $8.9 million of income related to our equity investment in DCIP (see Note 5 to our consolidated financial statements). The equity in income of affiliates recorded during 2011 primarily included approximately $5.4 million of income related to our equity investment in NCM and approximately $0.5 million of income related to our equity investment in DCIP.

Income Taxes. Income tax expense of $126.2 million was recorded for 2012 compared to $73.9 million recorded for 2011. The effective tax rate for 2012 was 42.2%. The effective tax rate for 2011 was 35.5%. See Note 19 to our consolidated financial statements.

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

•

U.S. The decrease in admissions revenues of $11.1 million was primarily attributable to a 1.7% decrease in attendance, partially offset by a 0.6% increase in average ticket price from $6.48 for 2010 to $6.52 for 2011. The increase in concession revenues of $15.5 million was primarily attributable to a 5.0% increase in concession revenues per patron from $3.03 for 2010 to $3.18 for 2011, partially offset by the 1.7% decrease in attendance. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases, and the increase in concession revenues per patron was primarily due to incremental sales and price increases.

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

•

U.S. Film rentals and advertising costs were $574.2 million, or 55.6% of admissions revenues, for 2011 compared to $586.6 million, or 56.2% of admissions revenues, for 2010. The decrease in film rentals and advertising costs of $12.4 million was primarily due to the $11.1 million decrease in admissions revenues and a decrease in the film rentals and advertising rate primarily due to fewer blockbuster films released in 2011. Concession supplies expense was $64.0 million, or 12.7% of concession revenues, for 2011 compared to $59.1 million, or 12.1% of concession revenues, for 2010. The increase in the concession supplies rate was primarily due to increases in inventory procurement costs.

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

Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable/ unfavorable leases, was $154.4 million for 2011 compared to $143.5 million for 2010. The increase was primarily due to new theatres, the impact of accelerated depreciation taken on our domestic 35 millimeter projection systems that were replaced with digital projection systems and the impact of exchange rates in certain countries in which we operate. We recorded approximately $10.6 million of depreciation expense related to our domestic 35 millimeter projection systems during 2011. Our domestic 35 millimeter projection systems were fully depreciated as of December 31, 2011.

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

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $123.1 million for 2011 compared to $112.4 million for 2010. The increase was primarily due to increases in interest rates on our variable rate debt related to the amendment and extension of our former senior secured credit facility in March 2010 and the refinancing in June 2011 of the unextended portion of our term loan debt outstanding with 7.375% senior subordinated notes due 2021. See Note 11 to our consolidated financial statements for further discussion of our long-term debt.

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

Loss on Marketable Securities – RealD. We recorded a loss on our investment in RealD of $12.6 million due to an other-than-temporary impairment of our investment. The loss recorded represented the cumulative net unrealized holding losses we had previously recorded in accumulated other comprehensive loss. These cumulative net unrealized holding losses were recognized as a loss during 2011 due to the length of time and extent to which RealD’s stock price had been below our basis in the stock. See Note 6 to our consolidated financial statements.

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

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, a majority of our theatres provide the patron a choice of using a credit card or debit card in place of cash. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities amounted to $266.2 million, $390.9 million and $394.6 million for the years ended December 31, 2010, 2011 and 2012, respectively. Cash provided by operating activities for the year ended December 31, 2010 is lower primarily due to a higher film rental liability at December 31, 2009 attributable to the significant domestic box office performance during the latter part of December 2009, when Avatar was released.

Investing Activities

Our investing activities have been principally related to the development and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our amended senior secured credit facility. Cash used for investing activities amounted to $136.1 million, $247.1 million and $234.3 million for the years ended December 31, 2010, 2011 and 2012, respectively. Cash used for investing activities for the year ended December 31, 2011 included the acquisition of ten theatres in Argentina for approximately $67.0 million (see Note 3 to the consolidated financial statements). Cash used for investing activities for the year ended December 31, 2012 included the acquisition of one theatre in the U.S. for $14.1 million and an increased level of capital expenditures.

Capital expenditures for the years ended December 31, 2010, 2011 and 2012 were as follows (in millions):

Period	New Theatres	Existing Theatres	Total
Year Ended December 31, 2010	$54.5	$101.6	$156.1
Year Ended December 31, 2011	$73.5	$111.3	$184.8
Year Ended December 31, 2012	$104.9	$115.8	$220.7

During November 2012, we entered into an asset purchase agreement with Rave Real Property Holdco, LLC and certain of its subsidiaries, Rave Cinemas, LLC and RC Processing, LLC (collectively “Rave”), pursuant to which we will acquire 32 theatres with 483 screens located in 12 states. The estimated purchase price is approximately $240.0 million. The purchase price, the amount of which is subject to certain closing date adjustments, will consist of cash consideration and the assumption of certain liabilities. The transaction is expected to close during the first quarter of 2013, subject to the satisfaction of customary closing conditions for transactions of this type, including Department of Justice or Federal Trade Commission antitrust approval. We plan to use existing cash to fund the Rave acquisition.

We continue to invest in our U.S. theatre circuit. We built four new theatres and 59 screens, acquired one theatre with 16 screens and closed four theatres with 37 screens during the year ended December 31, 2012, bringing our total domestic screen count to 3,916. At December 31, 2012, we had signed commitments to open nine new theatres and 111 screens in domestic markets during 2013 and open five new theatres with 67 screens subsequent to 2013. We estimate the remaining capital expenditures for the development of these 178 domestic screens will be approximately $123 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

We also continue to invest in our international theatre circuit. We built eight new theatres and 54 screens and closed 4 screens during the year ended December 31, 2012, bringing our total international screen count to 1,324. At December 31, 2012, we had signed commitments to open 13 new theatres with 88 screens in international markets during 2013 and open three new theatres with 21 screens subsequent to 2013. We estimate the remaining capital expenditures for the development of these 109 international screens will be approximately $89 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our amended senior secured credit facility, and proceeds from debt issuances, sale leaseback transactions and/or sales of excess real estate.

Financing Activities

Cash provided by (used for) financing activities was $(108.2) million, $(78.0) million and $63.6 million during the years ended December 31, 2010, 2011 and 2012, respectively. Cash provided by financing activities for the year ended December 31, 2012 includes proceeds of $700.0 million from the amended senior secured credit facility and proceeds of $400.0 million from the issuance of our 5.125% senior notes due 2022, partially offset by the use of a portion of these proceeds to pay off the remaining $899.0 million term loan outstanding under the former senior secured credit facility. See below for further information regarding these transactions.

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of December 31, 2011 and 2012 (in millions):

	December 31, 2011	December 31, 2012
Cinemark USA, Inc. term loan	$905.9	$700.0
Cinemark USA, Inc. 8.625% senior notes due 2019 (1)	460.5	461.5
Cinemark USA, Inc. 5.125% senior notes due 2022	—	400.0
Cinemark USA, Inc. 7.375% senior subordinated notes due 2021	200.0	200.0
Hoyts General Cinema (Argentina) bank loan due 2013 (2)	5.8	2.5

Total long-term debt	$1,572.2	$1,764.0
Less current portion	12.1	9.5

Long-term debt, less current portion	$1,560.1	$1,754.5

(1)

Includes the $470.0 million aggregate principal amount of the 8.625% senior notes net of the original issue discount, which was $9.5 million and $8.5 million as of December 31, 2011 and 2012, respectively.

(2)	See Note 3 to our consolidated financial statements.

As of December 31, 2012, we had $100.0 million in available borrowing capacity on our revolving credit line.

As of December 31, 2012, our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating and capital leases, scheduled interest payments under capital leases and other obligations for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1—3 Years	3—5 Years	5 Years
Long-term debt (1)	$1,772.5	9.5	14.0	14.0	1,735.0
Scheduled interest payments on long-term debt(2)	$784.6	104.0	206.7	205.6	268.3
Operating lease obligations	$1,889.2	225.8	449.7	406.5	807.2
Capital lease obligations	$150.2	11.1	25.7	29.4	84.0
Scheduled interest payments on capital leases	$85.1	14.2	24.8	19.2	26.9
Employment agreements	$13.5	4.5	9.0	—	—
Purchase commitments(3)	$227.2	155.5	70.5	0.5	0.7
Current liability for uncertain tax positions(4)	$14.9	14.9	—	—	—

Total obligations	$4,937.2	$539.5	$800.4	$675.2	$2,922.1

(1)	Includes the 8.625% senior notes due 2019 in the aggregate principal amount of $470.0 million excluding the discount of $8.5 million.
(2)

Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates in effect on December 31, 2012. The average interest rates in effect on our fixed rate and variable rate debt are 6.3% and 3.2%, respectively, as of December 31, 2012.

(3)	Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of December 31, 2012.
(4)

The contractual obligations table excludes the long-term portion of our liability for uncertain tax positions of $19.6 million because we cannot make a reliable estimate of the timing of the related cash payments.

Amended Senior Secured Credit Facility

On December 18, 2012, Cinemark USA, Inc. amended and restated its senior secured credit facility to include a seven year $700.0 million term loan and a five year $100.0 million revolving credit line, referred to herein as the Amended Senior Secured Credit Facility. The proceeds from the Amended Senior Secured Credit Facility, combined with a portion of the proceeds from the 5.125% Senior Notes discussed below, were used to refinance Cinemark USA, Inc.’s Former Senior Secured Credit Facility, also discussed below. We incurred debt issue costs of approximately $12.0 million during the year ended December 31, 2012 related to the amendment and restatement. The term loan under the Amended Senior Secured Credit Facility matures in December 2019. The revolving credit line, which was undrawn at closing and remained undrawn as of December 31, 2012, matures in December 2017. Quarterly principal payments in the amount of $1.75 million are due on the term loan beginning March 2013 through September 2019 with the remaining principal of $652.8 million due on December 18, 2019.

Interest on the term loan accrues at Cinemark USA, Inc.’s option at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin of 2.0% per annum, or (B) a “eurodollar rate” plus a margin of 3.0% per annum. Interest on the revolving credit line accrues, at Cinemark USA, Inc.’s option, at: (A) a base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 1.00% to 1.75% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 2.00% to 2.75% per annum. The margin of the revolving credit line is determined by the consolidated net senior secured leverage ratio as defined in the credit agreement.

Cinemark USA, Inc.’s obligations under the Amended Senior Secured Credit Facility are guaranteed by Cinemark Holdings, Inc. and certain of Cinemark USA, Inc.’s domestic subsidiaries and are secured by mortgages on certain fee and leasehold properties and security interests in substantially all of Cinemark USA, Inc.’s and the guarantors’ personal property, including, without limitation, pledges of all of Cinemark USA, Inc.’s capital stock, all of the capital stock of certain of Cinemark USA, Inc.’s domestic subsidiaries and 65% of the voting stock of certain of its foreign subsidiaries.

The Amended Senior Secured Credit Facility contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on Cinemark USA, Inc.’s ability, and in certain instances, its subsidiaries’ and Cinemark Holdings, Inc.’s ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends, and repurchase stock; and make capital expenditures and investments. If Cinemark USA, Inc. has borrowings outstanding on the revolving credit line, it is required to satisfy a consolidated net senior secured leverage ratio covenant as determined in accordance with the Amended Senior Secured Credit Facility.

The dividend restriction contained in the Amended Senior Secured Credit Facility prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Amended Senior Secured Credit Facility; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Amended Senior Secured Credit Facility, and (c) certain other defined amounts. As of December 31, 2012, Cinemark USA, Inc. could have distributed up to approximately $1,409.0 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the Amended Senior Secured Credit Facility, subject to its available cash and other borrowing restrictions outlined in the agreement.

At December 31, 2012, there was $700.0 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $100.0 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the Amended Senior Secured Credit Facility at December 31, 2012 was approximately 4.0% per annum.

35.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400.0 million aggregate principal amount of 5.125% senior notes due 2022, at par value, referred to herein as the 5.125% Senior Notes. A portion of the proceeds were used to refinance a portion of the Former Senior Secured Credit Facility as discussed above and a portion of the proceeds are expected to be used to fund the purchase price for the Rave Acquisition (see Note 3) and for general corporate purposes. Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year, beginning June 15, 2013. The senior notes mature on December 15, 2022. We incurred debt issue costs of approximately $6.4 million in connection with the issuance during the year ended December 31, 2012.

The 5.125% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of Cinemark USA, Inc.’s subsidiaries that guarantee, assume or become liable with respect to any of Cinemark USA, Inc.’s or a guarantor’s debt. The 5.125% Senior Notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of Cinemark USA, Inc.’s and its guarantor’s existing and future senior unsecured debt and senior in right of payment to all of Cinemark USA, Inc.’s and its guarantor’s existing and future subordinated debt. The 5.125% Senior Notes and the guarantees are effectively subordinated to all of Cinemark USA, Inc.’s and its guarantor’s existing and future secured debt to the extent of the value of the assets securing such debt, including all borrowings under Cinemark USA, Inc.’s amended senior secured credit facility. The 5.125% Senior Notes and the guarantees are structurally subordinated to all existing and future debt and other liabilities of Cinemark USA, Inc.’s subsidiaries that do not guarantee the senior notes.

The indenture to the 5.125% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2012, Cinemark USA, Inc. could have distributed up to approximately $1,118.5 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control of Cinemark Holdings, Inc. or Cinemark USA, Inc., Cinemark USA, Inc. would be required to make an offer to repurchase the 5.125% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.125% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2012 was 5.6 to 1.

Prior to December 15, 2017, Cinemark USA, Inc. may redeem all or any part of the 5.125% Senior Notes at its option at 100% of the principal amount plus a make-whole premium. After December 15, 2017, Cinemark USA, Inc. may redeem the 5.125% Senior Notes in whole or in part at redemption prices described in the 5.125% Senior Notes. In addition, Cinemark USA, Inc. may redeem up to 35% of the aggregate principal amount of the 5.125% Senior Notes from the net proceeds of certain equity offerings at the redemption price set forth in the senior notes.

Under a registration rights agreement entered into in conjunction with the issuance of the 5.125% Senior Notes, the Company and its guarantor subsidiaries are obligated to use its commercially reasonable best efforts to file a registration statement with the Securities and Exchange Commission, or the Commission, on or prior to 120 days from the issuance date, pursuant to which the Company will offer to exchange the 5.125% Senior Notes for substantially identical notes registered under the Securities Act of 1933, as amended, that will not contain terms restricting the transfer thereof or providing for registration rights. The Company will use its commercially reasonable best efforts to have the registration statement declared effective by the Commission on or prior to 210 days from the issuance date, or the Effective Date. The Company will use its commercially reasonable best efforts to issue on the earliest practicable date after the Effective Date, but not later than 30 days thereafter, exchange registered 5.125% Senior Notes in exchange for all 5.125% Senior Notes tendered prior thereto in the exchange offer. If the Company is obligated to file a shelf registration statement, the Company will use its commercially reasonable best efforts to file the shelf registration statement with the Commission on or prior to 30 days after such filing obligation arises (and in any event within 240 days after the closing of the 5.125% Senior Notes offering) and to cause the shelf registration statement to be declared effective by the Commission on or prior to 210 days after such obligation arises. The Company will use its commercially reasonable best efforts to keep the shelf registration statement effective for a period of one year after the closing of the 5.125% Senior Notes offering, subject to certain exceptions.

If (a) the Company fails to file the registration statement on or before the date specified, (b) if such registration statement is not declared effective by the Commission on or prior to the date specified for such effectiveness, (c) if the Company fails to consummate the exchange offer within 30 business days of the Effective Date with respect to the exchange offer registration statement or (d) if the date the shelf registration statement is declared effective by the Commission or the exchange offer registration statement thereafter ceases to be effective or usable during the periods specified in the registration rights agreement without being succeeded within two business days by a post-effective amendment to such registration statement that cures such failure and that is itself immediately declared effective (each such event a “Registration Default”), the Company will pay additional interest to each holder of the 5.125% Senior Notes. Such additional interest, with respect to the first 90-day period immediately following the occurrence of any such Registration Default, shall equal an increase in the annual interest rate on the notes by 0.5% per annum.

The amount of the additional interest will increase by an additional 0.5% per annum with respect to each subsequent 90-day period relating to such Registration Default until all Registration Defaults have been cured, up to a maximum amount of additional interest for all Registration Defaults of 1.0% per annum. The 5.125% Senior Notes will not accrue additional interest from and after the second anniversary of the closing of the 5.125% Senior Notes offering even if the Company is not in compliance with its obligations under the registration rights agreement. The receipt of additional interest shall be the sole remedy available to holders of 5.125% Senior Notes as a result of one or more Registration Defaults. Following the cure of all Registration Defaults, the accrual of additional interest will cease.

7.375% Senior Subordinated Notes

On June 3, 2011, Cinemark USA, Inc. issued $200.0 million aggregate principal amount of 7.375% senior subordinated notes due 2021, at par value, referred to herein as the Senior Subordinated Notes. The proceeds, after payment of fees, were primarily used to fund the prepayment of the remaining $157.2 million of Cinemark USA, Inc.’s unextended portion of term loan debt under its former senior secured credit facility. Interest on the Senior Subordinated Notes is payable on June 15 and December 15 of each year. The Senior Subordinated Notes mature on June 15, 2021. We incurred debt issue costs of approximately $4.5 million during the year ended December 31, 2011 in connection with the issuance.

The Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several senior subordinated unsecured basis by certain of Cinemark USA, Inc.’s subsidiaries that guarantee, assume or become liable with respect to any of Cinemark USA, Inc.’s or a guarantor’s other debt. The Senior Subordinated Notes and the guarantees are senior subordinated unsecured obligations and rank equally in right of payment with all of Cinemark USA, Inc.’s and a guarantor’s future senior subordinated indebtedness; are subordinate in right of payment to all of Cinemark USA, Inc.’s and a guarantor’s existing and future senior indebtedness, whether secured or unsecured, including Cinemark USA, Inc.’s obligations under its Amended Senior Secured Credit Facility, its 8.625% Senior Notes and its 5.125% Senior Notes; and structurally subordinate to all existing and future indebtedness and other liabilities of Cinemark USA, Inc.’s non-guarantor subsidiaries.

The indenture to the Senior Subordinated Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2012, Cinemark USA, Inc. could have distributed up to approximately $1,107.4 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 7.375% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture, Cinemark USA, Inc. would be required to make an offer to repurchase the senior subordinated notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the Senior Subordinated Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1, and our actual ratio as of December 31, 2012 was 5.5 to 1.

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

Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Securities and Exchange Commission (the “Commission”) on July 27, 2011 pursuant to which Cinemark USA, Inc. offered to exchange the Senior Subordinated Notes for substantially similar registered Senior Subordinated Notes. The registration statement became effective August 4, 2011, and approximately $199.5 million of the notes were exchanged on September 7, 2011. The registered Senior Subordinated Notes, issued in the exchange, do not have transfer restrictions. Approximately $0.5 million of the notes were not exchanged as of December 31, 2012.

8.625% Senior Notes

On June 29, 2009, Cinemark USA, Inc. issued $470.0 million aggregate principal amount of 8.625% senior notes due 2019, referred to herein as the 8.625% Senior Notes, with an original issue discount of $11.5 million, resulting in proceeds of approximately $458.5 million. The proceeds were primarily used to fund the repurchase of the then remaining outstanding $419.4 million aggregate principal amount at maturity of Cinemark, Inc.’s 9.75% senior discount notes. Interest on the 8.625% Senior Notes is payable on June 15 and December 15 of each year. The 8.625% Senior Notes mature on June 15, 2019. The original issue discount is being amortized on the effective interest method over the term of the 8.625% Senior Notes. As of December 31, 2012, the carrying value of the 8.625% Senior Notes was $461.5 million.

Cinemark USA, Inc. filed a registration statement with the Securities and Exchange Commission on September 24, 2009 pursuant to which Cinemark USA, Inc. offered to exchange the 8.625% Senior Notes for substantially similar registered 8.625% Senior Notes. The registration statement became effective and the notes were exchanged on December 17, 2009. The registered 8.625% Senior Notes, issued in the exchange, do not have transfer restrictions.

The 8.625% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of Cinemark USA, Inc.’s subsidiaries that guarantee, assume or become liable with respect to any of Cinemark USA, Inc.’s or a guarantor’s debt. The 8.625% Senior Notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of Cinemark USA, Inc.’s and its guarantor’s existing and future senior unsecured debt and senior in right of payment to all of Cinemark USA, Inc.’s and its guarantor’s existing and future subordinated debt. The 8.625% Senior Notes and the guarantees are effectively subordinated to all of Cinemark USA, Inc.’s and its guarantor’s existing and future secured debt to the extent of the value of the assets securing such debt, including all borrowings under Cinemark USA, Inc.’s amended senior secured credit facility. The 8.625% Senior Notes and the guarantees are structurally subordinated to all existing and future debt and other liabilities of Cinemark USA, Inc.’s subsidiaries that do not guarantee the 8.625% Senior Notes.

The indenture to the 8.625% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) consummate specified asset sales, (2) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (3) incur additional indebtedness and issue preferred stock, (4) enter into transactions with affiliates, (5) enter new lines of business, (6) merge or consolidate with, or sell all or substantially all of its assets to, another person and (7) create liens. As of December 31, 2012, Cinemark USA, Inc. could have distributed up to approximately $1,060.2 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 8.625% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control of Cinemark Holdings, Inc. or Cinemark USA, Inc., Cinemark USA, Inc. would be required to make an offer to repurchase the 8.625% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. Certain asset dispositions are considered triggering events that may require Cinemark USA, Inc. to use the proceeds from those asset dispositions to make an offer to purchase the notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase if such proceeds are not otherwise used within 365 days as described in the indenture. The indenture governing the 8.625% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2012 was 5.5 to 1.

Prior to June 15, 2014, Cinemark USA, Inc. may redeem all or any part of the 8.625% Senior Notes at its option at 100% of the principal amount plus a make-whole premium. After June 15, 2014, Cinemark USA, Inc. may redeem the 8.625% Senior Notes in whole or in part at redemption prices described in the senior notes. In addition, Cinemark USA, Inc. may redeem up to 35% of the aggregate principal amount of the 8.625% Senior Notes from the net proceeds of certain equity offerings at the redemption price set forth in the 8.625% Senior Notes.

Former Senior Secured Credit Facility

On October 5, 2006, in connection with the Century Acquisition, Cinemark USA, Inc. entered into its former senior secured credit facility that provided for a seven year $1,120.0 million term loan and a six year $150.0 million revolving credit line. On March 2, 2010, the Company completed an amendment and extension to this former senior secured credit facility to primarily extend the maturities of the facility and make certain other modifications. Approximately $924.4 million of the Company’s then remaining outstanding $1,083.6 million term loan debt was extended from an original maturity date of October 2013 to a maturity date of April 2016. The then remaining term loan debt of $159.2 million that was not extended continued to have a maturity date of October 2013. On June 3, 2011, Cinemark USA, Inc. prepaid the remaining $157.2 million of its unextended term loan debt utilizing a portion of the proceeds from the issuance of the Cinemark USA, Inc. 7.375% senior subordinated notes discussed above. There were no prepayment penalties incurred upon the prepayment of the term loan debt. Subsequent to the prepayment, the quarterly payments due on the term loan were approximately $2.3 million per quarter through March 2016 with the remaining principal amount of approximately $866.6 million due April 30, 2016. The prepayment did not impact the interest rate applicable to the remaining portion of the term loan debt, which accrued interest at Cinemark USA, Inc.’s option at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a 2.25% margin per annum, or (B) a “eurodollar rate” plus a 3.25% margin per annum.

The prepayment did not impact the interest rate applicable to or the maturity of Cinemark USA, Inc.’s revolving credit line. The maturity date of $73.5 million of Cinemark USA, Inc.’s $150.0 million revolving credit line had been extended from October 2012 to March 2015. The maturity date of the remaining $76.5 million of Cinemark USA, Inc.’s revolving credit line did not change and remained October 2012. The interest rate on the original revolving credit line accrued interest, at Cinemark USA, Inc.’s option, at: (A) a base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranged from 1.50% to 2.00% per annum. The interest rate on the extended revolving credit line accrued interest, at Cinemark USA, Inc.’s option at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 1.75% to 2.0% per annum, or (B) a “eurodollar rate” plus a margin that ranged from 2.75% to 3.0% per annum. The margin of the revolving credit line was determined by the consolidated net senior secured leverage ratio as defined in the Former Senior Secured Credit Facility.

As a result of the prepayment made in June 2011, we wrote-off approximately $2.2 million in unamortized debt issue costs related to the unextended portion of term loan debt that was prepaid. In addition, we determined that a portion of the quarterly interest payments hedged by two of our then current interest rate swap agreements under cash flow hedges and the quarterly interest payments related to our previously terminated interest rate swap agreement were probable not to occur and therefore reclassified approximately $2.7 million of our accumulated other comprehensive loss related to these cash flow hedges to earnings, as a component of loss on early retirement of debt. These write-offs, combined with related fees, are reflected in loss on early retirement of debt for the year ended December 31, 2011.

On December 18, 2012, the remaining outstanding term loan of $899.0 million was paid in full with proceeds from the Amended Senior Secured Credit Facility combined with a portion of the proceeds from the 5.125% Senior Notes issuance, both of which are discussed above.

Covenant Compliance

As of December 31, 2012, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Ratings

We are rated by nationally recognized rating agencies. The rating scales and methodologies used to derive individual ratings may vary from agency to agency. Credit ratings are issued by credit rating agencies based on evaluations of our ability to pay back our outstanding debt and the likelihood that we would default on that debt prior to its maturity. The credit ratings issued by the credit rating agencies represent the credit rating agency’s evaluation of both qualitative and quantitative information for our company. The credit ratings that are issued are based on the credit rating agency’s judgment and experience in determining what information should be considered in giving a rating to a particular company. Ratings are always subject to change and there can be no assurance that our current ratings will continue for any given period of time. A downgrade of our debt ratings, depending on the extent, could increase the cost to borrow funds. Below are our latest credit ratings, which were published by the respective agency during December 2012.

Category	Moody’s	Standard and Poor’s
Cinemark USA, Inc. Amended Senior Secured Credit Facility	Ba1	BB+
Cinemark USA, Inc. 8.625% Senior Notes	B2	BB-
Cinemark USA, Inc. 5.125% Senior Notes	B2	BB-
Cinemark USA, Inc. 7.375% Senior Subordinated Notes	B3	B

With respect to the ratings issued by Moody’s as noted above, Moody’s defines these ratings as follows:

•	‘Ba1’ – Obligations rated Ba are judged to be speculative and are subject to substantial credit risk. The Prime-1 rating indicates the issuer has a superior ability to repay short-term debt.

•	‘B2’ – Obligations rated B are considered speculative and are subject to high credit risk. The Prime-2 portion of the rating indicates issuer has a strong ability to repay short-term debt.

•	‘B3’ – Obligations rated B are considered speculative and are subject to high credit risk. The Prime-3 portion of the rating indicates issuer has an acceptable ability to repay short-term debt.

With respect to the ratings issued by Standard and Poor’s as noted above, Standard and Poor’s defines these ratings as follows:

•	‘B’ – More vulnerable to adverse business, financial and economic conditions but currently has the capacity to meet financial commitments.

•	‘BB+’ – Considered highest speculative grade by market participants.

•	‘BB-’ – Less vulnerable in the near-term but faces major ongoing uncertainties to adverse business, financial and economic conditions.

New Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, an amendment to FASB ASC Topic 350, Intangibles—Goodwill and Other (“ASU 2012-02”). The update provides an entity with the option first to assess qualitative factors in determining whether it is more likely than not that the indefinite-lived intangible asset is impaired. After assessing the qualitative factors, if an entity determines that it is not more likely than not that the indefinite-lived intangible asset is impaired, the entity is not required to take further action. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted. We do not expect the adoption of ASU 2012-02 to have a significant impact on our consolidated financial statements.

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

Interest Rate Risk

We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt facilities. At December 31, 2012, there was an aggregate of approximately $250.0 million of variable rate debt outstanding under these facilities, which excludes $450.0 million of Cinemark USA, Inc.’s term loan debt that is hedged with the Company’s interest rate swap agreements as discussed below. Based on the interest rates in effect on the variable rate debt outstanding at December 31, 2012, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $2.5 million.

All of our current interest rate swap agreements qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on our consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive loss and the ineffective portion reported in earnings.

Below is a summary of our interest rate swap agreements as of December 31, 2012:

Nominal Amount (in millions)	Effective Date	Pay Rate	Receive Rate	Expiration Date
$175.0	December 2010	1.3975%	1-month LIBOR	September 2015
$175.0	December 2010	1.4000%	1-month LIBOR	September 2015
$100.0	November 2011	1.7150%	1-month LIBOR	April 2016
$450.0

The table below provides information about our fixed rate and variable rate long-term debt agreements as of December 31, 2012:

	Expected Maturity for the Twelve-Month Periods Ending December 31, (in millions)								Average
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value	Interest Rate
Fixed rate (1)(2)	$2.5	$—	$—	$—	$—	$1,520.0	$1,522.5	$1,601.2	6.3%
Variable rate	7.0	7.0	7.0	7.0	7.0	215.0	250.0	250.0	3.2%

Total debt	$9.5	$7.0	$7.0	$7.0	$7.0	$1,735.0	$1,772.5	$1,851.2

(1)	Includes $450.0 million of the Cinemark USA, Inc. term loan, which represents the debt currently hedged with the Company’s interest rate swap agreements.
(2)	Includes the 8.625% senior notes in the aggregate principal amount of $470.0 million, excluding the discount of $8.5 million.

Foreign Currency Exchange Rate Risk

We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. A majority of the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Generally accepted accounting principles in the U.S., or U.S. GAAP, require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our equity ownership in our international subsidiaries as of December 31, 2012, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed, would decrease the aggregate net book value of our investments in our international subsidiaries by approximately $51 million and would decrease the aggregate net income of our international subsidiaries for the years ended December 31, 2010, 2011 and 2012 by approximately $8 million, $9 million and $9 million, respectively.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2012, under the supervision and with the participation of our principal executive officer and principal financial officer, we carried out an evaluation required by the Exchange Act of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control framework and processes are designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements in accordance with the accounting principles generally accepted in the U.S. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. As a result of this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference to Cinemark Holdings, Inc.’s proxy statement for its annual stockholders meeting (under the headings “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance” and “Executive Officers”) to be held on May 23, 2013 and to be filed with the SEC within 120 days after December 31, 2012.

Item 11. Executive Compensation

Incorporated by reference to Cinemark Holdings, Inc.’s proxy statement for its annual stockholders meeting (under the heading “Executive Compensation”) to be held on May 23, 2013 and to be filed with the SEC within 120 days after December 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to Cinemark Holdings, Inc.’s proxy statement for its annual stockholders meeting (under the headings “Security Ownership of Certain Beneficial Owners and Management”) to be held on May 23, 2013 and to be filed with the SEC within 120 days after December 31, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to Cinemark Holdings, Inc.’s proxy statement for its annual stockholders meeting (under the heading “Certain Relationships and Related Party Transactions” and “Corporate Governance”) to be held on May 23, 2013 and to be filed with the SEC within 120 days after December 31, 2012.

Item 14. Principal Accountant Fees and Services

Incorporated by reference to Cinemark Holdings, Inc.’s proxy statement for its annual stockholders meeting (under the heading “Board Committees – Audit Committee – Fees Paid to Independent Registered Public Accounting Firm”) to be held on May 23, 2013 and to be filed with the SEC within 120 days after December 31, 2012.

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

Dated: March 19, 2013

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

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Lee Roy Mitchell Lee Roy Mitchell	Chairman of the Board of Directors and Director	March 19, 2013

/s/ Tim Warner Tim Warner	Chief Executive Officer (principal executive officer)	March 19, 2013

/s/ Robert Copple Robert Copple	Executive Vice President; Treasurer and Chief Financial Officer (principal financial and accounting officer)	March 19, 2013

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Cinemark USA, Inc.

Plano, Texas

We have audited the accompanying consolidated balance sheets of Cinemark USA, Inc. and subsidiaries (the “Company”), a wholly owned subsidiary of Cinemark Holdings, Inc., as of December 31, 2011 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cinemark USA, Inc. and subsidiaries as of December 31, 2011 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 19, 2013

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2011	2012
Assets
Current assets
Cash and cash equivalents	$521,253	$742,095
Inventories	11,284	12,571
Accounts receivable	54,757	57,122
Income tax receivable	17,786	7,129
Deferred tax asset	10,583	14,397
Prepaid expenses and other	11,300	11,278

Total current assets	626,963	844,592
Theatre properties and equipment
Land	97,244	102,490
Buildings	397,857	398,151
Property under capital lease	226,522	244,022
Theatre furniture and equipment	677,422	748,756
Leasehold interests and improvements	704,882	790,710

Total	2,103,927	2,284,129
Less accumulated depreciation and amortization	865,077	979,171

Theatre properties and equipment, net	1,238,850	1,304,958
Other assets
Goodwill	1,150,637	1,150,811
Intangible assets—net	336,907	330,741
Investment in NCM	72,040	78,123
Investment in DCIP	12,798	23,012
Investment in marketable securities—RealD	9,709	13,707
Investments in and advances to affiliates	1,543	1,237
Long-term deferred tax asset	8,826	13,187
Deferred charges and other assets—net	63,980	102,044

Total other assets	1,656,440	1,712,862

Total assets	$3,522,253	$3,862,412

Liabilities and equity
Current liabilities
Current portion of long-term debt	$12,145	$9,546
Current portion of capital lease obligations	9,639	11,064
Income tax payable	6,506	8,891
Current liability for uncertain tax positions	—	14,900
Accounts payable	65,819	70,809
Accrued film rentals	64,373	65,059
Accrued interest	6,147	4,694
Accrued payroll	34,270	39,443
Accrued property taxes	24,086	24,599
Accrued other current liabilities	81,265	88,186

Total current liabilities	304,250	337,191
Long-term liabilities
Long-term debt, less current portion	1,560,076	1,754,464
Capital lease obligations, less current portion	131,533	139,107
Deferred income taxes	162,449	177,960
Liability for uncertain tax positions	22,411	19,575
Deferred lease expenses	34,466	38,297
Deferred revenue—NCM	236,310	241,305
Other long-term liabilities	45,465	58,301

Total long-term liabilities	2,192,710	2,429,009
Commitments and contingencies (see Note 20)
Equity
Cinemark USA, Inc.’s stockholder’s equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49,543	49,543
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Additional paid-in-capital	1,176,535	1,192,106
Accumulated deficit	(163,632)	(94,425)
Accumulated other comprehensive loss	(23,682)	(37,698)

Total Cinemark USA, Inc.‘s stockholder’s equity	1,014,531	1,085,293
Noncontrolling interests	10,762	10,919

Total equity	1,025,293	1,096,212

Total liabilities and equity	$3,522,253	$3,862,412

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

(In thousands)

	Year Ended December 31,
	2010	2011	2012
Revenues
Admissions	$1,405,389	$1,471,627	$1,580,401
Concession	642,326	696,754	771,405
Other	93,429	111,232	121,725

Total revenues	2,141,144	2,279,613	2,473,531
Cost of operations
Film rentals and advertising	769,698	798,606	845,107
Concession supplies	97,484	112,122	123,471
Salaries and wages	221,246	226,475	247,468
Facility lease expense	255,717	276,278	281,615
Utilities and other	239,470	259,703	280,670
General and administrative expenses	107,015	125,428	146,442
Depreciation and amortization	143,508	154,449	147,675
Impairment of long-lived assets	12,538	7,033	3,031
(Gain) loss on sale of assets and other	(431)	8,792	12,168

Total cost of operations	1,846,245	1,968,886	2,087,647

Operating income	294,899	310,727	385,884
Other income (expense)
Interest expense	(112,444)	(123,102)	(123,665)
Interest income	6,105	8,108	6,373
Foreign currency exchange gain (loss)	1,054	(219)	2,086
Loss on early retirement of debt	(3)	(4,945)	(5,599)
Distributions from NCM	23,358	24,161	20,812
Dividend income	—	54	—
Loss on marketable securities—RealD	—	(12,610)	—
Equity in income (loss) of affiliates	(3,438)	5,651	13,109

Total other expense	(85,368)	(102,902)	(86,884)

Income before income taxes	209,531	207,825	299,000
Income taxes	58,601	73,872	126,216

Net income	150,930	133,953	172,784
Less: Net income attributable to noncontrolling interests	3,543	2,025	2,471

Net income attributable to Cinemark USA, Inc.	$147,387	$131,928	$170,313

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

(In thousands)

	2010	2011	2012
Net income	$150,930	$133,953	$172,784
Other comprehensive income (loss), net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes of $4,339, $3,786 and $557	7,170	(2,830)	1,020
Unrealized gain (loss) due to fair value adjustments on available-for-sale securities, net of taxes of $3,425, $8,128 and $1,499	5,659	(13,566)	2,499
Amortization of accumulated other comprehensive loss on terminated swap agreement	4,633	4,236	2,470
Foreign currency translation adjustment	19,432	(46,280)	(20,232)

Total other comprehensive income (loss), net of tax	36,894	(58,440)	(14,243)

Total comprehensive income, net of tax	187,824	75,513	158,541
Comprehensive income attributable to noncontrolling interests	(3,711)	(1,803)	(2,244)

Comprehensive income attributable to Cinemark USA, Inc.	$184,113	$73,710	$156,297

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

(In thousands)

	Class A		Class B					Accumulated	Total Cinemark
	Common Stock		Common Stock		Additional			Other	USA, Inc.’s
	Shares		Shares		Paid-in-	Retained	Treasury	Comprehensive	Stockholder’s	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	Deficit	Stock	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2010	—	$—	240	$49,543	$1,151,166	$(261,672)	$(24,233)	$(7,459)	$907,345	$14,796	$922,141
Share based awards compensation expense	—	—	—	—	7,587	—	—	—	7,587	—	7,587
Tax benefit related to stock option exercises and share based award vestings	—	—	—	—	2,680	—	—	—	2,680	—	2,680
Dividends paid to parent	—	—	—	—	—	(78,100)	—	—	(78,100)	—	(78,100)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(539)	(539)
Purchase of noncontrolling interest share of Panama subsidiary	—	—	—	—	(390)	—	—	—	(390)	(498)	(888)
Colombia share exchange (See Note 7)	—	—	—	—	6,951	—	—	(1,086)	5,865	(5,865)	—
Net income	—	—	—	—	—	147,387	—	—	147,387	3,543	150,930
Other comprehensive income	—	—	—	—	—	—	—	36,726	36,726	168	36,894

Balance at December 31, 2010	—	$—	240	$49,543	$1,167,994	$(192,385)	$(24,233)	$28,181	$1,029,100	$11,605	$1,040,705
Share based awards compensation expense	—	—	—	—	9,026	—	—	—	9,026	—	9,026
Tax benefit related to stock option exercises and share based award vestings	—	—	—	—	917	—	—	—	917	—	917
Dividends paid to parent	—	—	—	—	—	(95,000)	—	—	(95,000)	—	(95,000)
Noncash dividends to parent	—	—	—	—	—	(8,175)	—	—	(8,175)	—	(8,175)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,120)	(2,120)
Purchase of noncontrolling interests’ share of Chile subsidiary	—	—	—	—	(1,402)	—	—	485	(917)	(526)	(1,443)
Write-off of accumulated other comprehensive loss related to cash flow hedges, net of taxes of $723	—	—	—	—	—	—	—	(2,037)	(2,037)	—	(2,037)
Reclassification of cumulative unrealized holding losses on marketable securities to earnings due to other-than-temporary impairment, net of taxes of $4,703	—	—	—	—	—	—	—	7,907	7,907	—	7,907
Net income	—	—	—	—	—	131,928	—	—	131,928	2,025	133,953
Other comprehensive loss	—	—	—	—	—	—	—	(58,218)	(58,218)	(222)	(58,440)

Balance at December 31, 2011	—	$—	240	$49,543	$1,176,535	$(163,632)	$(24,233)	$(23,682)	$1,014,531	$10,762	$1,025,293
Share based awards compensation expense	—	—	—	—	14,321	—	—	—	14,321	—	14,321
Tax benefit related to stock option exercises and share based award vestings	—	—	—	—	1,250	—	—	—	1,250	—	1,250
Dividends paid to parent	—	—	—	—	—	(95,750)	—	—	(95,750)	—	(95,750)
Noncash dividends to parent	—	—	—	—	—	(5,356)	—	—	(5,356)	—	(5,356)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,087)	(2,087)
Net income	—	—	—	—	—	170,313	—	—	170,313	2,471	172,784
Other comprehensive loss	—	—	—	—	—	—	—	(14,016)	(14,016)	(227)	(14,243)

Balance at December 31, 2012	—	$—	240	$49,543	$1,192,106	$(94,425)	$(24,233)	$(37,698)	$1,085,293	$10,919	$1,096,212

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

	Year Ended December 31,
	2010	2011	2012
Operating activities
Net income	$150,930	$133,953	$172,784
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	138,637	150,149	143,394
Amortization of intangible and other assets and unfavorable leases	4,871	4,300	4,281
Amortization of long-term prepaid rents	1,786	2,657	2,673
Amortization of debt issue costs	4,716	4,744	4,792
Amortization of deferred revenues, deferred lease incentives and other	(6,968)	(9,629)	(9,343)
Amortization of bond discount	780	853	933
Amortization of accumulated other comprehensive loss related to terminated interest rate swap agreement	4,633	4,236	2,470
Fair value change in interest rate swap agreements not designated as hedges	—	(1,130)	(808)
Impairment of long-lived assets	12,538	7,033	3,031
Share based awards compensation expense	7,587	9,026	14,321
(Gain) loss on sale of assets and other	(2,464)	7,754	12,168
Loss on contribution and sale of digital projection systems to DCIP	2,033	1,038	—
Loss on marketable securities—RealD	—	12,610	—
Write-off of unamortized debt issue costs and accumulated other comprehensive loss related to early retirement of debt	—	4,945	—
Deferred lease expenses	3,940	4,155	4,104
Deferred income tax expenses	(8,603)	21,676	5,280
Equity in (income) loss of affiliates	3,438	(5,651)	(13,109)
Tax benefit related to stock option exercises and restricted stock vestings	2,680	917	—
Distributions from equity investees	5,486	7,125	7,470
Changes in other assets and liabilities	(59,790)	30,123	40,192

Net cash provided by operating activities	266,230	390,884	394,633
Investing activities
Additions to theatre properties and equipment	(156,102)	(184,819)	(220,727)
Proceeds from sale of theatre properties and equipment	21,791	6,230	1,976
Acquisition of theatres in the U.S.	—	—	(14,080)
Acquisition of theatres in Argentina	—	(66,958)	—
Investment in DCIP and other	(1,756)	(1,520)	(1,480)

Net cash used for investing activities	(136,067)	(247,067)	(234,311)
Financing activities
Dividends paid to parent	(78,100)	(95,000)	(95,750)
Payroll taxes paid as a result of noncash stock option exercises and restricted stock withholdings	(416)	(494)	(3,263)
Retirement of senior subordinated notes	(181)	—	—
Proceeds from issuance of notes	—	200,000	400,000
Payment of debt issue costs	(8,858)	(4,539)	(18,453)
Proceeds from amended senior secured credit facility	—	—	700,000
Repayment of former senior secured credit facility	—	—	(898,955)
Repayments of other long-term debt	(11,853)	(166,898)	(9,711)
Payments on capital leases	(7,327)	(7,526)	(9,451)
Purchase of non-controlling interests	(888)	(1,443)	—
Other	(539)	(2,120)	(835)

Net cash provided by (used for) financing activities	(108,162)	(78,020)	63,582
Effect of exchange rates on cash and cash equivalents	5,027	(9,309)	(3,062)

Increase in cash and cash equivalents	27,028	56,488	220,842
Cash and cash equivalents:
Beginning of year	437,737	464,765	521,253

End of year	$464,765	$521,253	$742,095

Supplemental information (see Note 18)

The accompanying notes are an integral part of the consolidated financial statements.

7

CINEMARK USA, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Cinemark USA, Inc. and subsidiaries (the “Company”), a wholly owned subsidiary of Cinemark Holdings, Inc., is a leader in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the year ended December 31, 2012.

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

Cash and Cash Equivalents — Cash and cash equivalents consist of operating funds held in financial institutions, petty cash held by the theatres and highly liquid investments with original maturities of three months or less when purchased. Cash investments were primarily in money market funds or other similar funds.

Accounts Receivable – Accounts receivable, which are recorded at net realizable value, consists primarily of receivables related to screen advertising, receivables related to discounted tickets sold to retail locations, rebates earned from the Company’s beverage and other concession vendors and value-added and other tax receivables.

Inventories — Concession and theatre supplies inventories are stated at the lower of cost (first-in, first-out method) or market.

Theatre Properties and Equipment — Theatre properties and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Category	Useful Life
Buildings on owned land	40 years
Buildings on leased land	Lesser of lease term or useful life
Land and buildings under capital lease	Lesser of lease term or useful life
Theatre furniture and equipment	5 to 15 years
Leasehold improvements	Lesser of lease term or useful life

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and for fee owned properties, the lesser of twenty years or the building’s remaining useful life. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during 2010, 2011 and 2012. The long-lived asset impairment charges

CINEMARK USA, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 9.

Goodwill and Other Intangible Assets — Goodwill is the excess of cost over fair value of theatre businesses acquired. Goodwill is evaluated for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be fully recoverable. The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of its sixteen regions in the U.S. and each of its eight international countries (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit). Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions, and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluation performed during 2010 and seven and a half times for the evaluations performed during 2011 and 2012.

Indefinite-lived tradename intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. The Company estimates the fair value of its tradenames by applying an estimated market royalty rate that could be charged for the use of the Company’s tradename to forecasted future revenues, with an adjustment for the present value of such royalties. If the estimated fair value is less than the carrying value, the tradename intangible asset is written down to its estimated fair value. Significant judgment is involved in estimating market royalty rates and long-term revenue forecasts. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected revenue performance and industry trends.

The table below summarizes the Company’s intangible assets and the amortization method used for each type of intangible asset:

Intangible Asset	Amortization Method
Goodwill	Indefinite-lived
Tradename	Indefinite-lived
Vendor contracts	Straight-line method over the terms of the underlying contracts. The remaining terms of the underlying contracts range from 1 to 10 years.
Favorable/unfavorable leases	Based on the pattern in which the economic benefits are realized over the terms of the lease agreements. The remaining terms of the lease agreements range from 1 to 24 years.
Other intangible assets	Straight-line method over the terms of the underlying agreement or the expected useful life of the intangible asset. The remaining useful lives of these intangible assets range from 1 to 8 years.

Deferred Charges and Other Assets — Deferred charges and other assets consist of debt issue costs, long-term prepaid rents, construction related deposits, lease deposits, equipment to be placed in service, and other assets of a long-term nature. Debt issue costs are amortized using the straight-line method (which approximates the effective interest method) over the primary financing terms of the related debt agreement. Long-term prepaid rents represent prepayments of rent on operating leases. These payments are recognized as facility lease expense over the period for which the rent was paid in advance as outlined in the lease agreements. The amortization periods generally range from 1 to 10 years.

Lease Accounting — The Company evaluates each lease for classification as either a capital lease or an operating lease. If substantially all of the benefits and risks of ownership have been transferred to the lessee, the Company records the lease as a capital lease at its inception. The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. If the lease agreement calls for a scheduled rent increase during the lease term, the Company recognizes the lease expense on a straight-line basis over the lease term. The Company determines the straight-line rent expense impact of an operating lease upon inception of the lease. The landlord is typically responsible for constructing a theatre using guidelines and specifications agreed to by the Company and assumes substantially all of the risk of construction. If the Company concludes that it has substantially all of the construction period risks, it records a construction asset and related liability for the amount of total project costs incurred during the construction period. At the

CINEMARK USA, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

end of the construction period, the Company determines if the transaction qualifies for sale-leaseback accounting treatment in regards to lease classification. If the Company receives a lease incentive payment from a landlord, the Company records the proceeds as a deferred lease incentive liability and amortizes the liability as a reduction in rent expense over the initial term of the respective lease.

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

Insurance Reserves — The Company is self-insured for general liability claims subject to an annual cap. For the year ended December 31, 2012, claims were capped at $250 per occurrence with an annual cap of approximately $2,650. The Company is also self-insured for medical claims up to $125 per occurrence. The Company is fully insured for workers compensation claims. As of December 31, 2011 and 2012, the Company’s insurance reserves were $7,600 and $7,693, respectively, and are reflected in accrued other current liabilities in the consolidated balance sheets.

Revenue and Expense Recognition — Revenues are recognized when admissions and concession sales are received at the box office. Other revenues primarily consist of screen advertising. Screen advertising revenues are recognized over the period that the related advertising is delivered on-screen or in-theatre. The Company records proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognizes admissions or concession revenue when a holder redeems the card or certificate. The Company recognizes unredeemed gift cards and other advanced sale-type certificates as revenue only after such a period of time indicates, based on historical experience, the likelihood of redemption is remote, and based on applicable laws and regulations. In evaluating the likelihood of redemption, the Company considers the period outstanding, the level and frequency of activity, and the period of inactivity. As of December 31, 2011 and 2012, the Company’s liabilities for advanced sale-type certificates were approximately $41,611 and $46,063, respectively, and are reflected in accrued other current liabilities on the consolidated balance sheets. The Company recognized unredeemed gift cards and other advanced sale-type certificates as revenues in the amount of $7,073, $7,846 and $9,093 during the years ended December 31, 2010, 2011 and 2012, respectively.

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

Accounting for Share Based Awards — The Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The grant date fair value is estimated using either an option-pricing model, consistent with the terms of the award, or a market observed price, if such a price exists. Such costs are recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). The Company also estimates the number of instruments that will ultimately be forfeited. See Note 17 for discussion of the Company’s share based awards and related compensation expense.

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

CINEMARK USA, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The evaluation of an uncertain tax position is a two-step process. The first step is recognition: The Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company should presume that the position would be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements result in (1) a change in a liability for income taxes payable or (2) a change in an income tax refund receivable, a deferred tax asset or a deferred tax liability or both (1) and (2). The Company accrues interest and penalties on its uncertain tax positions as a component of income tax expense.

Segments — For the years ended December 31, 2010, 2011 and 2012, the Company managed its business under two reportable operating segments, U.S. markets and international markets. See Note 21.

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

Foreign Currency Translations — The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in the consolidated balance sheets in accumulated other comprehensive loss. The Company recognizes foreign currency transaction gains and losses when changes in exchange rates impact transactions, other than intercompany transactions of a long-term investment nature, that have been denominated in a currency other than the functional currency.

Fair Value Measurements — According to authoritative guidance, inputs used in fair value measurements fall into three different categories; Level 1, Level 2 and Level 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company has interest rate swap agreements and investments in marketable securities that are adjusted to fair value on a recurring basis (quarterly). With respect to its interest rate swap agreements, the Company uses the income approach to determine the fair value of its interest rate swap agreements and under this approach, the Company uses projected future interest rates as provided by the counterparties to the interest rate swap agreements and the fixed rates that the Company is obligated to pay under these agreements. Therefore, the Company’s fair value measurements for its interest rate swaps use significant unobservable inputs, which fall in Level 3. With respect to its investments in marketable securities, the Company uses quoted market prices, which fall under Level 1 of the hierarchy. There were no changes in valuation techniques during the period and no transfers in or out of Level 1, Level 2 or Level 3 during the year ended December 31, 2012. See Note 12 for further discussion of the Company’s interest rate swap agreements and Note 13 for further discussion of the Company’s fair value measurements. The Company also uses fair value measurements on a nonrecurring basis, primarily in the impairment evaluations for goodwill, intangible assets and other long-lived assets. See Goodwill and Other Intangible Assets and Theatre Properties and Equipment included above for discussion of such fair value measurements.

Acquisitions — The Company accounts for acquisitions under the acquisition method of accounting. The acquisition method requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined on the acquisition date and changes thereafter reflected in income. For significant acquisitions, the Company obtains independent third party valuation studies for certain of the assets acquired and liabilities assumed to assist the Company in determining fair value. The estimation of the fair values of the assets acquired and liabilities assumed involves a number of estimates and assumptions that could differ materially from the actual amounts realized. The Company provides assumptions, including both quantitative and qualitative information, about the specified asset or liability to the third party valuation firms. The Company primarily utilizes the third parties to accumulate comparative data from multiple sources and assemble a report that summarizes the information obtained. The Company then uses the information to record estimated fair value. The third party valuation firms are supervised by Company personnel who are knowledgeable about valuations and fair value. The Company evaluates the appropriateness of the assumptions and valuation methodologies utilized by the third party valuation firm.

CINEMARK USA, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

2. NEW ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued Accounting Standards Update 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, an amendment to FASB ASC Topic 350, Intangibles—Goodwill and Other (“ASU 2012-02”). The update provides an entity with the option first to assess qualitative factors in determining whether it is more likely than not that the indefinite-lived intangible asset is impaired. After assessing the qualitative factors, if an entity determines that it is not more likely than not that the indefinite-lived intangible asset is impaired, the entity is not required to take further action. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of ASU 2012-02 to have a significant impact on its consolidated financial statements.

3. ACQUISITIONS AND DISPOSITIONS

Acquisition of Rave Theatres

During November 2012, the Company entered into an asset purchase agreement with Rave Real Property Holdco, LLC and certain of its subsidiaries, Rave Cinemas, LLC and RC Processing, LLC (collectively “Rave”), pursuant to which the Company will acquire 32 theatres with 483 screens located in 12 states. The estimated purchase price is approximately $240,000. The purchase price, the amount of which is subject to certain closing date adjustments, will consist of cash consideration and the assumption of certain liabilities. The transaction is expected to close during the first quarter of 2013, subject to the satisfaction of customary closing conditions for transactions of this type, including Department of Justice or Federal Trade Commission antitrust approval.

Acquisition of Argentina Theatres

During August 2011, the Company acquired ten theatres with 95 screens from Hoyts General Cinema South America, Inc. in a stock purchase for approximately $66,958 in cash. The acquisition resulted in an expansion of the Company’s international theatre base. The Company incurred approximately $200 in transaction costs, which are reflected in general and administrative expenses on the consolidated statement of income for the year ended December 31, 2011. The transaction was accounted for by applying the acquisition method.

The following table represents the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date:

Theatre properties and equipment	$24,098
Tradename	10,032
Favorable leases	3,919
Other intangible assets	884
Goodwill	43,018
Long-term debt	(5,993)
Deferred tax liability	(7,240)
Other liabilities, net of other assets	(1,760)

Total	$66,958

The weighted average amortization period for the intangible assets acquired was approximately seven years as of the acquisition date. The acquisition is subject to review by the Argentina Comisión Nacional de Defensa de la Competencia (“CNDC”).

Canada Dispositions

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

CINEMARK USA, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

4. INVESTMENT IN NATIONAL CINEMEDIA LLC

The Company has an investment in National CineMedia, LLC (“NCM”). NCM operates a digital in-theatre network in the U.S. for providing cinema advertising and non-film events. Upon joining NCM, the Company entered into an Exhibitor Services Agreement, or the ESA, with NCM, pursuant to which NCM provides advertising, promotion and event services to our theatres. On February 13, 2007, National CineMedia, Inc. (“NCMI”), an entity that serves as the sole manager of NCM, completed an IPO of its common stock. In connection with the NCMI initial public offering, the Company amended its operating agreement and the ESA with NCMI. The ESA modification reflected a shift from circuit share expense under the prior ESA, which obligated NCM to pay the Company a percentage of revenue, to a monthly theatre access fee, which significantly reduced the contractual amounts paid to us by NCM. The Company recorded the proceeds related to the ESA modification as deferred revenue, which is being amortized into other revenues over the life of the agreement using the units of revenue method. In consideration for NCM’s exclusive access to the Company’s theatre attendees for on-screen advertising and use of off-screen areas within the Company’s theatres for lobby entertainment and lobby promotions, the Company receives a monthly theatre access fee under the modified ESA. The theatre access fee is composed of a fixed payment per patron, initially seven cents, and a fixed payment per digital screen, which may be adjusted for certain reasons outlined in the modified ESA. The payment per theatre patron increases by 8% every five years, with the first such increase taking effect after the end of fiscal 2011, and the payment per digital screen, initially eight hundred dollars per digital screen per year, increases annually by 5%. For 2010, 2011 and 2012, the annual payment per digital screen was nine hundred twenty-six dollars, nine hundred seventy-two dollars and one thousand twenty-one dollars, respectively. The theatre access fee paid in the aggregate to Regal Entertainment Group (“Regal”), AMC Entertainment, Inc. (“AMC”) and the Company will not be less than 12% of NCM’s Aggregate Advertising Revenue (as defined in the modified ESA), or it will be adjusted upward to reach this minimum payment. Additionally, with respect to any on-screen advertising time provided to the Company’s beverage concessionaire, the Company is required to purchase such time from NCM at a negotiated rate. The modified ESA has, except with respect to certain limited services, a remaining term of approximately 24 years.

As a result of the application of a portion of the proceeds it received from the NCMI initial public offering, the Company had a negative basis in its original membership units in NCM, which is referred to herein as the Company’s Tranche 1 Investment. Following the NCM, Inc. IPO, the Company does not recognize undistributed equity in the earnings on its Tranche 1 Investment until NCM’s future net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company recognizes cash distributions it receives from NCM on its Tranche 1 Investment as a component of earnings as Distributions from NCM. The Company believes that the accounting model provided by ASC 323-10-35-22 for recognition of equity investee losses in excess of an investor’s basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

Common Unit Adjustments

Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCMI and the Company, AMC and Regal, which we refer to collectively as the Founding Members, annual adjustments to the common membership units are made primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each Founding Member. To account for the receipt of additional common units under the Common Unit Adjustment Agreement, we follow the guidance in FASB ASC 323-10-35-29 (formerly EITF 02-18, “Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition”) by analogy, which also refers to AICPA Technical Practice Aid 2220.14, which indicates that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. We concluded that the construction or acquisition of new theatres that has led to the common unit adjustments equates to making additional investments in NCM. We evaluated the receipt of the additional common units in NCM and the assets exchanged for these additional units and have determined that the right to use our incremental new screens would not be considered funding of prior losses. We account for these additional common units, which we refer to herein as our Tranche 2 Investment, as a separate investment than our Tranche 1 Investment. The common units received are recorded at fair value as an increase in our investment in NCM with an offset to deferred revenue. The deferred revenue is amortized over the remaining term of the ESA. Our Tranche 2 Investment is accounted for following the equity method, with undistributed equity earnings related to our Tranche 2 Investment included as a component of earnings in equity in income (loss) of affiliates and distributions received related to our Tranche 2 Investment are recorded as a reduction of our investment basis. In the event that a common unit adjustment is determined to be a negative number, the Founding Member can elect to either transfer and surrender to NCM the number of common units equal to all or part of such Founding Member’s common unit adjustment or to pay to NCM an amount equal to such Founding Member’s common unit adjustment calculated in accordance with the Common Unit Adjustment Agreement. If

CINEMARK USA, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

the Company then elects to surrender common units as part of a negative common unit adjustment, the Company would record a reduction to deferred revenue at the then fair value of the common units surrendered and a reduction of the Company’s Tranche 2 Investment at an amount equal to the weighted average cost for Tranche 2 common units, with the difference between the two values recorded as a gain or loss on sale of assets and other.

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

As of December 31, 2012, the Company owned a total of 18,094,644 common units of NCM, which represented an approximate 16% interest. Each common unit is convertible into one share of NCMI common stock. The estimated fair value of the Company’s investment in NCM was approximately $255,677 as of December 31, 2012, using NCMI’s stock price as of December 31, 2012 of $14.13 per share.

CINEMARK USA, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Summary of Activity with NCM

Below is a summary of activity with NCM included in the Company’s consolidated financial statements:

	Investment	Deferred	Distributions	Equity in	Other	Cash
	in NCM	Revenue	from NCM	Earnings	Revenue	Received
Balance as of January 1, 2010	$34,232	$(203,006)
Receipt of common units due to annual common unit adjustment	$30,683	$(30,683)	$—	$—	$—	$—
Change of interest gain due to extraordinary common unit adjustment (2)	271	—	—	—	—	—
Revenues earned under ESA (1)	—	—	—	—	(5,033)	5,033
Receipt of excess cash distributions	(4,753)	—	(19,616)	—	—	24,369
Receipt under tax receivable agreement	(520)	—	(3,742)	—	—	4,262
Equity in earnings	4,463	—	—	(4,463)	—	—
Amortization of deferred revenue	—	3,116	—	—	(3,116)	—

Balance as of and for the period ended December 31, 2010	$64,376	$(230,573)	$(23,358)	$(4,463)	$(8,149)	$33,664

Receipt of common units due to annual common unit adjustment	$9,302	$(9,302)	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(5,890)	5,890
Receipt of excess cash distributions	(6,322)	—	(20,023)	—	—	26,345
Receipt under tax receivable agreement	(729)	—	(4,138)	—	—	4,867
Equity in earnings	5,413	—	—	(5,413)	—	—
Amortization of deferred revenue	—	3,565	—	—	(3,565)	—

Balance as of and for the period ended December 31, 2011	$72,040	$(236,310)	$(24,161)	$(5,413)	$(9,455)	$37,102

Receipt of common units due to annual common unit adjustment	$9,137	$(9,137)	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(7,112)	7,112
Receipt of excess cash distributions	(6,503)	—	(17,889)	—	—	24,392
Receipt under tax receivable agreement	(967)	—	(2,923)	—	—	3,890
Equity in earnings	4,416	—	—	(4,416)	—	—
Amortization of deferred revenue	—	4,142	—	—	(4,142)	—

Balance as of and for the period ended December 31, 2012	$78,123	$(241,305)	$(20,812)	$(4,416)	$(11,254)	$35,394

(1)

Amounts include the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire. The amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire were approximately $10,156, $10,733 and $11,063 for the years ended December 31, 2010, 2011 and 2012, respectively.

(2)	Change in interest gain is included in (gain) loss on sale of assets and other on the consolidated statement of income.

The tables below present summary financial information for NCM for the periods indicated (information for the year ended December 28, 2012 was not yet available):

	Year Ended
	December 31, 2009	December 30, 2010	December 29, 2011
Gross revenues	$380,667	$427,475	$435,434
Operating income	$168,146	$190,559	$193,716
Net income	$128,531	$139,541	$134,524

	As of
	December 30, 2010	December 29, 2011
Total assets	$425,972	$421,442
Total liabilities	$932,549	$948,938

CINEMARK USA, INC AND SUBSIDIARIES

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

As of December 31, 2012, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting. Below is a rollforward of our investment in DCIP from January 1, 2010 through December 31, 2012:

Balance as of January 1, 2010	$640
Cash contributions	2,813
Equipment contributions, at fair value	16,380
Distributions received	(1,068)
Equity in losses	(7,927)

Balance as of December 31, 2010	$10,838
Cash contributions	1,471
Equity in income	489

Balance as of December 31, 2011	$12,798
Cash contributions	1,325
Equity in income	8,889

Balance as of December 31, 2012	$23,012

Below is summary financial information for DCIP as of and for the years ended December 31, 2010 and 2011. (Financial information for the year ended December 31, 2012 is not yet available.)

	Year ended December31,
	2010	2011
Net operating revenue	$32,396	$113,424
Operating income	$12,817	$70,508
Net loss	$(24,461)	$(2,510)

	As of
	December 31, 2010	December 31, 2011
Total assets	$532,133	$1,087,782
Total liabilities	$468,191	$997,735

CINEMARK USA, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

As a result of the Agreements, the Company has installed digital projection systems to a majority of its first run U.S. theatres. The digital projection systems are being leased from Kasima under an operating lease with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, the Company pays minimum annual rent of one thousand dollars per digital projection system for the first six and a half years from the effective date of the agreement and minimum annual rent of three thousand dollars per digital projection system beginning at six and a half years from the effective date through the end of the lease term. The Company may also be subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum. As of December 31, 2012, the Company had 3,515 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company recorded equipment lease expense of approximately $1,354, $5,332 and $7,802 during the years ended December 31, 2010, 2011 and 2012, respectively, which is included in utilities and other costs on the consolidated statements of income.

The digital projection systems leased from Kasima replaced a majority of the Company’s existing 35 millimeter projection systems in its U.S. theatres. Therefore, upon signing the agreements, the Company began accelerating the depreciation of these existing 35 millimeter projection systems. The Company recorded depreciation expense of approximately $9,423 and $10,604 on its domestic 35 millimeter projection systems during the years ended December 31, 2010 and 2011. The Company’s domestic 35 millimeter projection systems were fully depreciated as of December 31, 2011.

6. INVESTMENT IN REALD

The Company licenses 3-D systems from RealD. Under its license agreement with RealD, the Company earned options to purchase shares of RealD common stock as it installed a certain number of 3-D systems as outlined in the license agreement. During 2010, the Company earned a total of 1,085,828 options to purchase shares of common stock in RealD. Upon vesting in these options, the Company recorded a total investment in RealD of approximately $18,909, which represented the estimated aggregate fair value of the options, with an offset to deferred lease incentive liability. The fair value of the RealD options in which the company vested during the year ended December 31, 2010, as discussed above, was determined using the quoted market price of RealD’s stock adjusted for the lock-up period to which the Company was subject until January 2011, which fell under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35.

During January, February and March 2011, the Company vested in an additional 136,952 RealD options in the aggregate by reaching additional target levels, as outlined in the license agreement. Upon vesting in these additional options, the Company recorded an increase in its investment in RealD and its deferred lease incentive liability of approximately $3,402, which represented the estimated fair value of the RealD options. The fair value measurements were based upon RealD’s quoted stock prices on the dates of vesting. These fair value measurements fall under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35.

During March 2011, the Company exercised all of its options to purchase shares of common stock in RealD for $0.00667 per share. The Company accounts for its investment in RealD as a marketable security. The Company has determined that its RealD shares are available-for-sale securities in accordance with ASC Topic 320-10-35-1, therefore unrealized holding gains and losses are reported as a component of accumulated other comprehensive loss until realized. The deferred lease incentive liability recorded as a result of the option vesting events discussed above is reflected in other long-term liabilities on the consolidated balance sheets and is being amortized over the term of the license agreement, which is approximately seven and one-half years. The license agreement has a remaining term of approximately six years.

During the year ended December 31, 2011, the Company recognized an other-than-temporary impairment on its investment in RealD due to the length of time and extent to which RealD’s quoted stock price had been below the Company’s basis in the stock. As a result of the other-than-temporary impairment, the Company reclassified approximately $12,610, which represented cumulative net unrealized holding losses, from accumulated other comprehensive loss to earnings.

As of December 31, 2012, the Company owned 1,222,780 shares in RealD, with an estimated fair value of $13,707. The fair value of the RealD shares was determined based upon the quoted price of RealD’s common stock on December 31, 2012, which falls under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. During the years ended December 31, 2010, 2011 and 2012, the Company recorded a pre-tax unrealized holding gain (loss) of approximately $9,084, $(21,694) and $3,998, respectively, as a component of accumulated other comprehensive loss.

CINEMARK USA, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a rollforward of the Company’s investment in RealD from January 2010 through December 31, 2012:

Balance as of January 1, 2010	$—
Fair value of options earned	18,909
Unrealized holding gain	9,084

Balance as of December 31, 2010	$27,993
Fair value of options earned	3,402
Exercise of options at $0.00667 per share	8
Unrealized holding loss	(21,694)

Balance as of December 31, 2011	$9,709
Unrealized holding gain	3,998

Balance as of December 31, 2012	$13,707

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

CINEMARK USA, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

8. GOODWILL AND OTHER INTANGIBLE ASSETS —  NET

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2011 (1)	$948,026	$174,945	$1,122,971
Acquisition of ten theatres in Argentina (see Note 3)	—	43,018	43,018
Foreign currency translation adjustments	—	(15,352)	(15,352)

Balance at December 31, 2011 (1)	$948,026	$202,611	$1,150,637
Acquisition of U.S. theatre	8,971	—	8,971
Foreign currency translation adjustments	—	(8,797)	(8,797)

Balance at December 31, 2012 (1)	$956,997	$193,814	$1,150,811

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.

As of December 31, intangible assets-net, consisted of the following:

	January 1,				December 31,
	2011	Additions(2)	Amortization	Other (1)	2011
Intangible assets with finite lives:
Gross carrying amount	$64,319	$14,835	$—	$(4,773)	$74,381
Accumulated amortization	(46,185)	—	(4,579)	3,451	(47,313)

Total net intangible assets with finite lives	18,134	14,835	(4,579)	(1,322)	27,068
Intangible assets with indefinite lives:
Tradename	311,070	—	—	(1,231)	309,839

Total intangible assets—net	$329,204	$14,835	$(4,579)	$(2,553)	$336,907

		December 31,			December 31,
		2011	Amortization	Other (1)	2012
Intangible assets with finite lives:
Gross carrying amount		$74,381	$—	$(2,460)	$71,921
Accumulated amortization		(47,313)	(4,611)	570	(51,354)

Total net intangible assets with finite lives		27,068	(4,611)	(1,890)	20,567
Intangible assets with indefinite lives:
Tradename		309,839	—	335	310,174

Total intangible assets—net		$336,907	$(4,611)	$(1,555)	$330,741

(1)

Activity for 2011 includes the write-off of approximately $549 for a vendor contract in Brazil that was terminated and foreign currency translation adjustments. Activity for 2012 consists of the write off of favorable leases for theatres that were closed and foreign currency translation adjustments.

(2)	See Note 3.

Estimated aggregate future amortization expense for intangible assets is as follows:

For the year ended December 31, 2013	$4,199
For the year ended December 31, 2014	3,644
For the year ended December 31, 2015	3,351
For the year ended December 31, 2016	3,128
For the year ended December 31, 2017	2,498
Thereafter	3,747

Total	$20,567

CINEMARK USA, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

9. IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. See Note 1 for discussion of the Company’s impairment evaluation.

The Company’s long-lived asset impairment losses are summarized in the following table:

	Year Ended December 31,
	2010	2011	2012
United States theatre properties	$5,166	$3,635	$2,693
International theatre properties	5,668	3,398	338

Subtotal	$10,834	$7,033	$3,031
Intangible assets (see Note 8)	1,527	—	—
Equity investment	177	—	—

Impairment of long-lived assets	$12,538	$7,033	$3,031

The long-lived asset impairment charges recorded during each of the years presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. As of December 31, 2012, the estimated aggregate fair value of the long-lived assets impaired during the year ended December 31, 2012 was approximately $3,876.

10. DEFERRED CHARGES AND OTHER ASSETS — NET

As of December 31, deferred charges and other assets — net consisted of the following:

	December 31,
	2011	2012
Debt issue costs, net of accumulated amortization	$26,870	$40,520
Long-term prepaid rents	15,778	14,958
Construction related deposits	6,463	11,427
Lease deposits	2,208	4,039
Equipment to be placed in service	10,495	22,767
Other	2,166	8,333

Total	$63,980	$102,044

During the year ended December 31, 2012, the Company paid debt issue costs of $18,453 primarily related to the issuance of its 5.125% senior notes and the amendment and restatement of its senior secured credit facility. See Note 11 for discussion of long term debt activity.

CINEMARK USA, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

11. LONG-TERM DEBT

As of December 31, long-term debt consisted of the following:

	December 31,
	2011	2012
Cinemark USA, Inc. term loan	$905,887	$700,000
Cinemark USA, Inc. 8.625% senior notes due 2019 (1)	460,530	461,464
Cinemark USA, Inc. 5.125% senior notes due 2022	—	400,000
Cinemark USA, Inc. 7.375% senior subordinated notes due 2021	200,000	200,000
Hoyts General Cinema (Argentina) bank loan due 2013	5,804	2,546

Total long-term debt	1,572,221	1,764,010
Less current portion	12,145	9,546

Long-term debt, less current portion	$1,560,076	$1,754,464

(1)	Includes the $470,000 aggregate principal amount of the 8.625% senior notes net of the unamortized discount of $9,470 and $8,536 at December 31, 2011 and 2012, respectively.

Amended Senior Secured Credit Facility

On December 18, 2012, Cinemark USA, Inc. amended and restated its senior secured credit facility to include a seven year $700,000 term loan and a five year $100,000 revolving credit line, referred to herein as the Amended Senior Secured Credit Facility. The proceeds from the Amended Senior Secured Credit Facility, combined with a portion of the proceeds from the 5.125% Senior Notes discussed below, were used to refinance the Company’s Former Senior Secured Credit Facility, also discussed below. The Company incurred debt issue costs of approximately $12,000 during the year ended December 31, 2012 related to the amendment and restatement. The term loan under the Amended Senior Secured Credit Facility matures in December 2019. The revolving credit line, which was undrawn at closing and remained undrawn as of December 31, 2012, matures in December 2017. Quarterly principal payments in the amount of $1,750 are due on the term loan beginning March 2013 through September 2019 with the remaining principal of $652,750 due on December 18, 2019.

Interest on the term loan accrues at Cinemark USA, Inc.’s option at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin of 2.0% per annum, or (B) a “eurodollar rate” plus a margin of 3.0% per annum. Interest on the revolving credit line accrues, at Cinemark USA, Inc.’s option, at: (A) a base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 1.00% to 1.75% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 2.00% to 2.75% per annum. The margin of the revolving credit line is determined by the consolidated net senior secured leverage ratio as defined in the credit agreement.

Cinemark USA, Inc.’s obligations under the Amended Senior Secured Credit Facility are guaranteed by Cinemark Holdings, Inc. and certain of Cinemark USA, Inc.’s domestic subsidiaries and are secured by mortgages on certain fee and leasehold properties and security interests in substantially all of Cinemark USA, Inc.’s and the guarantors’ personal property, including, without limitation, pledges of all of Cinemark USA, Inc.’s capital stock, all of the capital stock of certain of Cinemark USA, Inc.’s domestic subsidiaries and 65% of the voting stock of certain of its foreign subsidiaries.

The Amended Senior Secured Credit Facility contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on Cinemark USA, Inc.’s ability, and in certain instances, its subsidiaries’ and Cinemark Holdings, Inc.’s ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends, and repurchase stock; and make capital expenditures and investments. If Cinemark USA, Inc. has borrowings outstanding on the revolving credit line, it is required to satisfy a consolidated net senior secured leverage ratio covenant as determined in accordance with the Amended Senior Secured Credit Facility.

The dividend restriction contained in the Amended Senior Secured Credit Facility prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause the Company to be in default, under the Amended Senior Secured Credit Facility; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum

CINEMARK USA, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Amended Senior Secured Credit Facility, and (c) certain other defined amounts. As of December 31, 2012, Cinemark USA, Inc. could have distributed up to approximately $1,409,000 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the Amended Senior Secured Credit Facility, subject to its available cash and other borrowing restrictions outlined in the agreement.

At December 31, 2012, there was $700,000 outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $100,000 in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the Amended Senior Secured Credit Facility at December 31, 2012 was approximately 4.0% per annum.

5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400,000 aggregate principal amount of 5.125% senior notes due 2022, at par value, referred to herein as the 5.125% Senior Notes. A portion of the proceeds were used to refinance a portion of the Former Senior Secured Credit Facility and a portion of the proceeds are expected to be used to fund the purchase price for the Rave Acquisition (see Note 3) and for general corporate purposes. Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year, beginning June 15, 2013. The senior notes mature on December 15, 2022. The Company incurred debt issue costs of approximately $6,400 in connection with the issuance during the year ended December 31, 2012.

The 5.125% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of Cinemark USA, Inc.’s subsidiaries that guarantee, assume or become liable with respect to any of Cinemark USA, Inc.’s or a guarantor’s debt. The 5.125% Senior Notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of Cinemark USA, Inc.’s and its guarantor’s existing and future senior unsecured debt and senior in right of payment to all of Cinemark USA, Inc.’s and its guarantor’s existing and future subordinated debt. The 5.125% Senior Notes and the guarantees are effectively subordinated to all of Cinemark USA, Inc.’s and its guarantor’s existing and future secured debt to the extent of the value of the assets securing such debt, including all borrowings under Cinemark USA, Inc.’s amended senior secured credit facility. The 5.125% Senior Notes and the guarantees are structurally subordinated to all existing and future debt and other liabilities of Cinemark USA, Inc.’s subsidiaries that do not guarantee the senior notes.

The indenture to the 5.125% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2012, Cinemark USA, Inc. could have distributed up to approximately $1,118,500 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control of Cinemark Holdings, Inc. or Cinemark USA, Inc., Cinemark USA, Inc. would be required to make an offer to repurchase the 5.125% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.125% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2012 was 5.6 to 1.

Prior to December 15, 2017, Cinemark USA, Inc. may redeem all or any part of the 5.125% Senior Notes at its option at 100% of the principal amount plus a make-whole premium. After December 15, 2017, Cinemark USA, Inc. may redeem the 5.125% Senior Notes in whole or in part at redemption prices described in the 5.125% Senior Notes. In addition, Cinemark USA, Inc. may redeem up to 35% of the aggregate principal amount of the 5.125% Senior Notes from the net proceeds of certain equity offerings at the redemption price set forth in the senior notes.

Under a registration rights agreement entered into in conjunction with the issuance of the 5.125% Senior Notes, the Company and its guarantor subsidiaries are obligated to use its commercially reasonable best efforts to file a registration statement with the Securities and Exchange Commission, or the Commission, on or prior to 120 days from the issuance date, pursuant to which the Company will offer to exchange the 5.125% Senior Notes for substantially identical notes registered under the Securities Act of 1933, as amended, that will not contain terms restricting the transfer thereof or

CINEMARK USA, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

providing for registration rights. The Company will use its commercially reasonable best efforts to have the registration statement declared effective by the Commission on or prior to 210 days from the issuance date, or the Effective Date. The Company will use its commercially reasonable best efforts to issue on the earliest practicable date after the Effective Date, but not later than 30 days thereafter, exchange registered 5.125% Senior Notes in exchange for all 5.125% Senior Notes tendered prior thereto in the exchange offer. If the Company is obligated to file a shelf registration statement, the Company will use its commercially reasonable best efforts to file the shelf registration statement with the Commission on or prior to 30 days after such filing obligation arises (and in any event within 240 days after the closing of the 5.125% Senior Notes offering) and to cause the shelf registration statement to be declared effective by the Commission on or prior to 210 days after such obligation arises. The Company will use its commercially reasonable best efforts to keep the shelf registration statement effective for a period of one year after the closing of the 5.125% Senior Notes offering, subject to certain exceptions.

If (a) the Company fails to file the registration statement on or before the date specified, (b) if such registration statement is not declared effective by the Commission on or prior to the date specified for such effectiveness, (c) if the Company fails to consummate the exchange offer within 30 business days of the Effective Date with respect to the exchange offer registration statement or (d) if the date the shelf registration statement is declared effective by the Commission or the exchange offer registration statement thereafter ceases to be effective or usable during the periods specified in the registration rights agreement without being succeeded within two business days by a post-effective amendment to such registration statement that cures such failure and that is itself immediately declared effective (each such event a “Registration Default”), the Company will pay additional interest to each holder of the 5.125% Senior Notes. Such additional interest, with respect to the first 90-day period immediately following the occurrence of any such Registration Default, shall equal an increase in the annual interest rate on the notes by 0.5% per annum.

The amount of the additional interest will increase by an additional 0.5% per annum with respect to each subsequent 90-day period relating to such Registration Default until all Registration Defaults have been cured, up to a maximum amount of additional interest for all Registration Defaults of 1.0% per annum. The 5.125% Senior Notes will not accrue additional interest from and after the second anniversary of the closing of the 5.125% Senior Notes offering even if the Company is not in compliance with its obligations under the registration rights agreement. The receipt of additional interest shall be the sole remedy available to holders of 5.125% Senior Notes as a result of one or more Registration Defaults. Following the cure of all Registration Defaults, the accrual of additional interest will cease.

7.375% Senior Subordinated Notes

On June 3, 2011, Cinemark USA, Inc. issued $200,000 aggregate principal amount of 7.375% senior subordinated notes due 2021, at par value, referred to herein as the Senior Subordinated Notes. The proceeds, after payment of fees, were primarily used to fund the prepayment of the remaining $157,235 of the Company’s unextended portion of term loan debt under its former senior secured credit facility. Interest on the Senior Subordinated Notes is payable on June 15 and December 15 of each year. The Senior Subordinated Notes mature on June 15, 2021. The Company incurred debt issue costs of approximately $4,500 during the year ended December 31, 2011 in connection with the issuance.

The Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several senior subordinated unsecured basis by certain of the Company’s subsidiaries that guarantee, assume or become liable with respect to any of the Company’s or a guarantor’s other debt. The Senior Subordinated Notes and the guarantees are senior subordinated unsecured obligations and rank equally in right of payment with all of the Company’s and a guarantor’s future senior subordinated indebtedness; are subordinate in right of payment to all of the Company’s and a guarantor’s existing and future senior indebtedness, whether secured or unsecured, including the Company’s obligations under its Amended Senior Secured Credit Facility, its 8.625% Senior Notes and its 5.125% Senior Notes; and structurally subordinate to all existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries.

The indenture to the Senior Subordinated Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2012, Cinemark USA, Inc. could have distributed up to approximately $1,107,400 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 7.375% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture, the Company would be required to make an offer to repurchase the senior subordinated notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of

CINEMARK USA, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

repurchase. The indenture governing the Senior Subordinated Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1, and our actual ratio as of December 31, 2012 was 5.5 to 1.

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

Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Securities and Exchange Commission (the “Commission”) on July 27, 2011 pursuant to which Cinemark USA, Inc. offered to exchange the Senior Subordinated Notes for substantially similar registered Senior Subordinated Notes. The registration statement became effective August 4, 2011, and approximately $199,500 of the notes were exchanged on September 7, 2011. The registered Senior Subordinated Notes, issued in the exchange, do not have transfer restrictions. Approximately $500 of the notes were not exchanged as of December 31, 2012.

8.625% Senior Notes

On June 29, 2009, Cinemark USA, Inc. issued $470,000 aggregate principal amount of 8.625% senior notes due 2019, referred to herein as the 8.625% Senior Notes, with an original issue discount of $11,468, resulting in proceeds of approximately $458,532. The proceeds were primarily used to fund the repurchase of the then remaining outstanding $419,403 aggregate principal amount at maturity of Cinemark, Inc.’s 9.75% senior discount notes. Interest on the 8.625% Senior Notes is payable on June 15 and December 15 of each year. The 8.625% Senior Notes mature on June 15, 2019. The original issue discount is being amortized on the effective interest method over the term of the 8.625% Senior Notes. As of December 31, 2012, the carrying value of the 8.625% Senior Notes was $461,464.

Cinemark USA, Inc. filed a registration statement with the Securities and Exchange Commission on September 24, 2009 pursuant to which Cinemark USA, Inc. offered to exchange the 8.625% Senior Notes for substantially similar registered 8.625% Senior Notes. The registration statement became effective and the notes were exchanged on December 17, 2009. The registered 8.625% Senior Notes, issued in the exchange, do not have transfer restrictions.

The 8.625% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of Cinemark USA, Inc.’s subsidiaries that guarantee, assume or become liable with respect to any of Cinemark USA, Inc.’s or a guarantor’s debt. The 8.625% Senior Notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of Cinemark USA, Inc.’s and its guarantor’s existing and future senior unsecured debt and senior in right of payment to all of Cinemark USA, Inc.’s and its guarantor’s existing and future subordinated debt. The 8.625% Senior Notes and the guarantees are effectively subordinated to all of Cinemark USA, Inc.’s and its guarantor’s existing and future secured debt to the extent of the value of the assets securing such debt, including all borrowings under Cinemark USA, Inc.’s amended senior secured credit facility. The 8.625% Senior Notes and the guarantees are structurally subordinated to all existing and future debt and other liabilities of Cinemark USA, Inc.’s subsidiaries that do not guarantee the 8.625% Senior Notes.

The indenture to the 8.625% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) consummate specified asset sales, (2) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (3) incur additional indebtedness and issue preferred stock, (4) enter into transactions with affiliates, (5) enter new lines of business, (6) merge or consolidate with, or sell all or substantially all of its assets to, another person and (7) create liens. As of December 31, 2012, Cinemark USA, Inc. could have distributed up to approximately $1,060,200 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 8.625% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control of Cinemark Holdings, Inc. or Cinemark USA, Inc., Cinemark USA, Inc. would be required to make an offer to repurchase the 8.625% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. Certain asset dispositions are considered triggering events that may require Cinemark USA, Inc. to use the proceeds from those asset dispositions to make an offer to purchase the notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase if such proceeds are not otherwise used within 365 days as described in the indenture. The indenture governing the 8.625% Senior Notes allows

CINEMARK USA, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2012 was 5.5 to 1.

Prior to June 15, 2014, Cinemark USA, Inc. may redeem all or any part of the 8.625% Senior Notes at its option at 100% of the principal amount plus a make-whole premium. After June 15, 2014, Cinemark USA, Inc. may redeem the 8.625% Senior Notes in whole or in part at redemption prices described in the senior notes. In addition, Cinemark USA, Inc. may redeem up to 35% of the aggregate principal amount of the 8.625% Senior Notes from the net proceeds of certain equity offerings at the redemption price set forth in the 8.625% Senior Notes.

Former Senior Secured Credit Facility

On October 5, 2006, in connection with the Century Acquisition, Cinemark USA, Inc. entered into its former senior secured credit facility that provided for a seven year $1,120,000 term loan and a six year $150,000 revolving credit line. On March 2, 2010, the Company completed an amendment and extension to this former senior secured credit facility to primarily extend the maturities of the facility and make certain other modifications. Approximately $924,375 of the Company’s then remaining outstanding $1,083,600 term loan debt was extended from an original maturity date of October 2013 to a maturity date of April 2016. The then remaining term loan debt of $159,225 that was not extended continued to have a maturity date of October 2013. On June 3, 2011, the Company prepaid the remaining $157,235 of its unextended term loan debt utilizing a portion of the proceeds from the issuance of the Cinemark USA, Inc. 7.375% senior subordinated notes discussed above. There were no prepayment penalties incurred upon the prepayment of the term loan debt. Subsequent to the prepayment, the quarterly payments due on the term loan were approximately $2,311 per quarter through March 2016 with the remaining principal amount of approximately $866,602 due April 30, 2016. The prepayment did not impact the interest rate applicable to the remaining portion of the term loan debt, which accrued interest at Cinemark USA, Inc.’s option at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a 2.25% margin per annum, or (B) a “eurodollar rate” plus a 3.25% margin per annum.

The prepayment did not impact the interest rate applicable to or the maturity of the Company’s revolving credit line. The maturity date of $73,500 of Cinemark USA, Inc.’s $150,000 revolving credit line had been extended from October 2012 to March 2015. The maturity date of the remaining $76,500 of Cinemark USA, Inc.’s revolving credit line did not change and remained October 2012. The interest rate on the original revolving credit line accrued interest, at Cinemark USA, Inc.’s option, at: (A) a base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranged from 1.50% to 2.00% per annum. The interest rate on the extended revolving credit line accrued interest, at Cinemark USA, Inc.’s option at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 1.75% to 2.0% per annum, or (B) a “eurodollar rate” plus a margin that ranged from 2.75% to 3.0% per annum. The margin of the revolving credit line was determined by the consolidated net senior secured leverage ratio as defined in the Former Senior Secured Credit Facility.

As a result of the prepayment made in June 2011, the Company wrote-off approximately $2,183 in unamortized debt issue costs related to the unextended portion of term loan debt that was prepaid. In addition, the Company determined that a portion of the quarterly interest payments hedged by two of its current interest rate swap agreements under cash flow hedges and the quarterly interest payments related to its previously terminated interest rate swap agreement were probable not to occur and therefore reclassified approximately $2,760 of its accumulated other comprehensive loss related to these cash flow hedges to earnings, as a component of loss on early retirement of debt. These write-offs, combined with related fees, are reflected in loss on early retirement of debt for the year ended December 31, 2011.

On December 18, 2012, the remaining outstanding term loan of $898,955 was paid in full with proceeds from the Amended Senior Secured Credit Facility combined with a portion of the proceeds from the 5.125% Senior Notes issuance, both of which are discussed above.

CINEMARK USA, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Fair Value of Long Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35. The carrying value of the Company’s long term debt was $1,764,010 and $1,572,221 as of December 31, 2012 and 2011, respectively. The fair value of the Company’s long term debt was $1,851,246 and $1,622,286 as of December 31, 2012 and 2011, respectively.

Covenant Compliance and Debt Maturity

As of December 31, 2012, the Company believes it was in full compliance with all agreements, including related covenants, governing its outstanding debt. The Company’s long-term debt at December 31, 2012 matures as follows:

2013	9,546
2014	7,000
2015	7,000
2016	7,000
2017	7,000
Thereafter	1,735,000	(1)

Total	1,772,546

(1)	Reflects the aggregate principal amount at maturity of the 8.625% senior notes before the original issue discount of $8,536.

12. INTEREST RATE SWAP AGREEMENTS

The Company is currently a party to three interest rate swap agreements that qualify for cash flow hedge accounting. No premium or discount was incurred upon the Company entering into any of its interest rate swap agreements because the pay rates and receive rates on the interest rate swap agreements represented prevailing rates for each counterparty at the time each of the interest rate swap agreements was consummated. The fair values of the interest rate swaps are recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive loss and the ineffective portion reported in earnings. The changes in fair values are reclassified from accumulated other comprehensive loss into earnings in the same period that the hedged items affect earnings. For the years ended December 31, 2010, 2011 and 2012, the Company reclassified $11,771, $15,929 and $12,979, respectively, from accumulated other comprehensive loss into earnings.

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

Below is a summary of the Company’s interest rate swap agreements, all of which are designated as cash flow hedges, as of December 31, 2012:

							Estimated
Nominal Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	Current Liability (1)	Long-Term Liability (2)	Total Fair Value at December 31, 2012
$175,000	December 2010	1.3975%	1-Month LIBOR	September 2015	$1,959	$2,991	$4,950
$175,000	December 2010	1.4000%	1-Month LIBOR	September 2015	1,978	3,004	4,982
$100,000	November 2011	1.7150%	1-Month LIBOR	April 2016	1,566	2,694	4,260

$450,000					$5,503	$8,689	$14,192

(1)	Included in accrued other current liabilities on the consolidated balance sheet as of December 31, 2012.
(2)	Included in other long-term liabilities on the consolidated balance sheet as of December 31, 2012.

CINEMARK USA, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company was previously a party to an interest rate swap agreement that was effective during 2007 with a counterparty that filed for bankruptcy during September 2008 and whose credit rating was downgraded as a result. Prior to the counterparty’s credit rating downgrade, the change in fair value of the interest rate swap was recorded as a component of accumulated other comprehensive loss. Subsequent to the counterparty’s credit rating downgrade, the change in fair value of the interest rate swap was recorded in earnings as a component of interest expense. The Company terminated the interest rate swap agreement during October 2008. The Company determined that the forecasted transactions hedged by this interest rate swap are still probable to occur, thus the total amount previously reported in accumulated other comprehensive loss related to this interest rate swap agreement of $18,147 was amortized on a straight-line basis to interest expense over the period during which the forecasted transactions were expected to occur, which was September 15, 2008 through August 13, 2012. The Company amortized approximately $4,633, $4,236 and $2,470 to interest expense during the years ended December 31, 2010, 2011 and 2012, respectively.

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

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2012:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities—current (see Note 12)	$(5,503)	$—	$—	$(5,503)
Interest rate swap liabilities—long term (see Note 12)	$(8,689)	$—	$—	$(8,689)
Investment in RealD (see Note 6)	$13,707	$13,707	$—	$—

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2011:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities—current (see Note 12)	$(9,979)	$—	$—	$(9,979)
Interest rate swap liabilities—long term (see Note 12)	$(6,597)	$—	$—	$(6,597)
Investment in RealD (see Note 6)	$9,709	$9,709	$—	$—

Below is a reconciliation of the beginning and ending balance for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Liabilities		Assets
	2012	2011	2012	2011
Beginning balances—January 1	$16,576	$15,970	$—	$8,955
Total gain (loss) included in accumulated other comprehensive loss	(1,576)	1,736	—	(8,955)
Total gain included in earnings	(808)	(1,130)	—	—

Ending balances—December 31	$14,192	$16,576	$—	$—

CINEMARK USA, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company also uses fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 1 and Note 9 for further discussions). There were no changes in valuation techniques during the period. The fair value measurement for the Company’s investment in RealD transferred from Level 2 to Level 1 during the year ended December 31, 2011. Previous fair value estimates for the investment were based on RealD’s quoted stock price, discounted to reflect the impact of a lock-up period to which the Company was subject. The lock-up period expired during January 2011; therefore, the fair value estimates for the investment subsequent to January 2011 were based on RealD’s stock price with no adjustments. See Note 6 for more information on the Company’s investment in RealD. There were no transfers in or out of Level 3 during the year ended December 31, 2012.

14. FOREIGN CURRENCY TRANSLATION

The accumulated other comprehensive loss account in stockholder’s equity of $23,682 and $37,698 at December 31, 2011 and 2012, respectively, includes the cumulative foreign currency losses of $11,325 and $31,330, respectively, from translating the financial statements of the Company’s international subsidiaries, the change in fair values of the Company’s interest rate swap agreements that are designated as hedges and the change in fair value of the Company’s available-for-sale securities.

All foreign countries where the Company has operations are non-highly inflationary and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.

Below is a summary of the impact of translating the December 31, 2012 financial statements of certain of the Company’s international subsidiaries:

				Other
				Comprehensive
				Income (Loss) For
	Exchange Rate as of		Total Assets at	Year Ended
Country	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2012
Brazil	2.05	1.87	$348,405	$(21,690)
Mexico	13.02	14.00	$137,705	6,601
Argentina	4.91	4.31	$133,152	(12,926)
Colombia	1,768.23	1,950.0	$46,898	2,790
Chile	479.8	520.7	$49,749	2,958
All other				2,262

				$(20,005)

Below is a summary of the impact of translating the December 31, 2011 financial statements of certain of the Company’s international subsidiaries:

				Other
				Comprehensive
				Income (Loss) For
	Exchange Rate as of		Total Assets at	Year Ended
Country	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2011
Brazil	1.87	1.67	$327,679	$(28,000)
Mexico	14.00	12.39	$121,935	(11,818)
Argentina	4.31	3.98	$128,524	(4,196)
Colombia	1,950.0	1,950.0	$34,568	153
Chile	520.7	473.2	$40,084	(3,324)
All other				1,127

				$(46,058)

CINEMARK USA, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

During May 2011, the Company’s ownership in its Chilean subsidiary increased from 97.4% to 100% as a result of the Company’s purchase of the noncontrolling interests’ shares of Cinemark Chile. As part of this transaction, the Company recorded the amount of accumulated other comprehensive loss previously allocated to the noncontrolling interest of $485, related to the translation of the Chilean financial statements into U.S. dollars, as an increase to accumulated other comprehensive loss with an offsetting decrease to additional paid-in-capital. See Note 7.

15. INVESTMENTS IN AND ADVANCES TO AFFILIATES

The Company had the following investments in and advances to affiliates at December 31:

	December 31,
	2011	2012
Cinemark — Core Pacific, Ltd. (Taiwan) — investment, at cost — 14% interest	$1,383	$1,383
Other	160	(146)

Total	$1,543	$1,237

16. NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in subsidiaries of the Company were as follows at December 31:

	December 31,
	2011	2012
Cinemark Partners II — 49.2% interest (in one theatre)	$7,864	$7,701
Laredo Theatres — 25% interest (in two theatres)	372	913
Greeley Ltd. — 49.0% interest (in one theatre)	695	622
Others	1,831	1,683

Total	$10,762	$10,919

Below is a summary of the impact of changes in the Company’s ownership interest in its subsidiaries on its equity:

	Years ended December 31,
	2010	2011	2012
Net income attributable to Cinemark USA, Inc.	$147,387	$131,928	$170,313

Transfers from noncontrolling interests
Increase in Cinemark USA, Inc. common stock and additional paid-in-capital for the Colombia Share Exchange (see Note 7)	$6,951	$—	$—
Decrease in Cinemark USA, Inc. additional paid-in-capital for the buyout of Panama noncontrolling interests (see Note 7)	(390)	—	—
Decrease in Cinemark USA, Inc. additional paid-in-capital for the buyout of Chile noncontrolling interests (see Note 7)	—	(1,402)	—

Net transfers from non-controlling interests	6,561	(1,402)	—

Change from net income attributable to Cinemark USA, Inc. and transfers from noncontrolling interests	$153,948	$130,526	$170,313

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

The Company’s ability to pay dividends is effectively limited by the terms of its senior notes indentures, its senior subordinated notes indenture and its senior secured credit facility, which also significantly restricts the ability of certain of the Company’s subsidiaries to pay dividends directly or indirectly it. See Note 11. Furthermore, certain of the Company’s foreign subsidiaries currently have a deficit in retained earnings which prevents the Company from declaring and paying dividends from those subsidiaries.

CINEMARK USA, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Stock Options — Below is a summary of stock option activity and related information for Cinemark Holdings, Inc. stock options held by the Company’s employees for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31, 2010		Year Ended December 31, 2011		Year Ended December 31, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	1,231,892	$7.63	140,356	$7.63	82,166	$7.63
Exercised	(1,091,536)	$7.63	(58,190)	$7.63	(60,144)	$7.63

Outstanding at December 31	140,356	$7.63	82,166	$7.63	22,022	$7.63	$404

Vested options at December 31	140,356	$7.63	82,166	$7.63	22,022	$7.63	$404

All outstanding stock options were fully vested as of April 2, 2009. There were no options granted or forfeited during any of the periods presented. The total intrinsic value of options exercised during the years ended December 31, 2010, 2011 and 2012, was $9,836, $699 and $1,070, respectively. The Company recognized tax benefits of approximately $2,680, $238 and $449 related to the options exercised during the year ended December 31, 2010, 2011 and 2012, respectively.

Options outstanding at December 31, 2012 have an average remaining contractual life of approximately two years.

Restricted Stock — Below is a summary of restricted stock activity for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31, 2010		Year Ended December 31, 2011		Year Ended December 31, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	764,078	$11.10	1,254,691	$14.60	1,384,390	$16.85
Granted	683,921	$17.94	424,436	$19.45	653,229	$21.70
Vested	(190,589)	$12.63	(288,204)	$10.84	(489,033)	$17.00
Canceled	—	$—	(4,613)	$18.35	—	$—
Forfeited	(2,719)	$11.03	(1,920)	$14.34	(14,423)	$18.58

Outstanding at December 31	1,254,691	$14.60	1,384,390	$16.85	1,534,163	$18.85

During the year ended December 31, 2012, Cinemark Holdings, Inc. granted 653,229 shares of restricted stock to its directors and employees of the Company. The fair values of the restricted stock granted were determined based on the market values of Cinemark Holdings, Inc.’s common stock on the dates of grant, which ranged from $21.63 to $22.97 per share. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock awards. Certain of the restricted stock granted to employees vests over three years based on continued service and the remaining restricted stock granted to employees vests over four years based on continued service. The restricted stock granted to the directors vests over one year based on continued service. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however the sale and transfer of the restricted shares is prohibited during the restriction period.

CINEMARK USA, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company recorded total compensation expense of $4,163, $5,925 and $9,887 related to restricted stock awards during the years ended December 31, 2010, 2011 and 2012, respectively. Cinemark Holdings, Inc. recorded an additional $765, $666 and $749 of compensation expense related to these restricted stock awards during the years ended December 31, 2010, 2011 and 2012, respectively. Upon vesting, the Company receives an income tax deduction. The total fair value of shares vested during the years ended December 31, 2010, 2011 and 2012 was $3,272, $5,658 and $9,702, respectively. The Company recognized tax benefits of approximately $1,087, $2,188 and $3,749 related to shares that vested during the years ended December 2010, 2011 and 2012, respectively.

As of December 31, 2012, the remaining unrecognized compensation expense related to these restricted stock awards was approximately $18,341, $17,966 of which will be recognized by the Company and $375 of which will be recognized by Cinemark Holdings, Inc. The weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Restricted Stock Units — During the years ended December 31, 2010, 2011 and 2012, Cinemark Holdings, Inc. granted restricted stock units representing 396,429, 153,727 and 152,955 hypothetical shares of common stock, respectively, under the Restated Incentive Plan to employees of the Company. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during a three fiscal year period based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the three year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the three year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the three year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. All payouts of restricted stock units that vest will be subject to an additional one year service requirement and will be paid in the form of common stock if the participant continues to provide services through the fourth anniversary of the grant date. At the time of each of the 2010, 2011 and 2012 restricted stock unit grants, the Company was not able to determine which IRR level would be reached for the respective three year performance period, therefore the Company assumed the mid-point IRR level for these grants in determining the amount of compensation expense to record for such grants. The fair values of the restricted stock unit awards granted were determined based on the market values of Cinemark Holdings, Inc.’s common stock on the dates of grant, which ranged from $18.34 to $21.63 per share. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock unit awards. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the years ended December 31, 2010, 2011 and 2012 at each of the three levels of financial performance (excluding forfeitures):

	Granted During the Year Ended December 31,
	2010		2011		2012
	Number of		Number of		Number of
	Shares	Value at	Shares	Value at	Shares	Value at
	Vesting	Grant	Vesting	Grant	Vesting	Grant
at IRR of at least 8.5%	132,144	$2,423	51,239	$991	50,981	$1,103
at IRR of at least 10.5%	264,288	$4,847	102,488	$1,983	101,974	$2,206
at IRR of at least 12.5%	396,429	$7,271	153,727	$2,975	152,955	$3,308

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

CINEMARK USA, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

During the year ended December 31, 2010, based upon additional information, the Company determined that the 12.5% IRR level would be reached for the 2008 grant and recorded incremental compensation expense of approximately $823. During the year ended December 31, 2010, based upon additional information, the Company also determined that the 12.5% IRR level was expected to be reached for the 2009 grant and recorded incremental compensation expense of $377 during the year ended December 31, 2010.

During the year ended December 31, 2012, 196,051 restricted stock unit awards vested. Upon vesting, each restricted stock unit was converted into one share of Cinemark Holdings, Inc.’s common stock. In addition, Cinemark Holdings, Inc. paid approximately $600 in dividends on the vested restricted stock units, which represented dividends that had accumulated on the awards since they were granted in 2008. The fair value of the restricted stock unit awards that vested during the year ended December 31, 2012 was approximately $4,400. The Company recognized a tax benefit of approximately $1,848 during the year ended December 31, 2012 related to these vested awards. There were no forfeitures of restricted stock unit awards during the year ended December 31, 2012.

During the year ended December 31, 2012, based upon additional information, the Company determined that the 12.5% IRR level was reached for the 2010 grant and recorded incremental compensation expense of approximately $1,609.

The Company recorded total compensation expense of $3,424, $3,101 and $4,433 related to these restricted stock unit awards during the years ended December 31, 2010, 2011 and 2012, respectively. As of December 31, 2012, the Company had restricted stock units outstanding that represented a total of 994,671 hypothetical shares of common stock, net of actual cumulative forfeitures of 11,608 units, assuming the maximum IRR of at least 12.5% is achieved for all of the outstanding restricted stock unit awards. As of December 31, 2012, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $4,890, which assumes the high-point IRR level will be achieved for the 2009 and 2010 grants and the mid-point IRR level will be achieved for the 2011 and 2012 grants. The weighted average period over which this remaining compensation expense will be recognized is approximately two years.

CINEMARK USA, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

18. SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows:

	Year Ended December 31,
	2010	2011	2012
Cash paid for interest	$103,047	$113,084	$117,172
Cash paid for income taxes, net of refunds received	$93,435	$29,106	$89,034
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$3,339	$7,349	$(13,827)
Theatre properties and equipment acquired under capital lease	$6,934	$6,696	$18,754
Change in fair market values of interest rate swap agreements, net of taxes	$7,170	$4,867	$1,827
Investment in NCM—receipt of common units (See Note 4)	$30,683	$9,302	$9,137
Investment in NCM—change of interest gain (See Note 4)	$271	$—	$—
Net book value of equipment contributed to DCIP (See Note 5)	$18,090	$—	$—
Investment in RealD (See Note 6)	$18,909	$3,402	$—
Change in fair market value of available-for-sale securities, net of taxes (See Note 6)	$5,659	$(13,566)	$2,499
Capital contribution from Cinemark Holdings, Inc. as a result of the Colombia Share Exchange (See Note 7)	$6,951	$—	$—
Noncash distribution to Cinemark Holdings, Inc. (See Note 22)	$—	$(8,175)	$(5,356)

(1)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2011 and 2012 were $18,512 and $4,685, respectively.

19. INCOME TAXES

Income before income taxes consisted of the following:

	Year Ended December 31,
	2010	2011	2012
Income before income taxes:
U.S.	$126,365	$116,885	$185,389
Foreign	83,166	90,940	113,611

Total	$209,531	$207,825	$299,000

Current:
Federal	$35,856	$17,808	$56,133
Foreign	21,933	26,830	53,964
State	9,415	7,183	8,578

Total current expense	67,204	51,821	118,675

Deferred:
Federal	(143)	22,100	12,096
Foreign	(7,188)	(2,332)	(6,007)
State	(1,272)	2,283	1,452

Total deferred taxes	(8,603)	22,051	7,541

Income taxes	$58,601	$73,872	$126,216

CINEMARK USA, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

A reconciliation between income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income before income taxes follows:

	Year Ended December 31,
	2010	2011	2012
Computed normal tax expense	$73,335	$72,739	$104,649
Foreign inflation adjustments	47	(1,587)	(33)
State and local income taxes, net of federal income tax impact	5,248	7,365	7,511
Foreign losses not benefited and other changes in valuation allowance	(5,685)	(676)	(711)
Foreign tax rate differential	(4,798)	(3,321)	(1,545)
Foreign dividends	3,952	4,173	10,576
Changes in uncertain tax positions	(8,080)	396	13,729
Other — net	(5,418)	(5,217)	(7,960)

Income taxes	$58,601	$73,872	$126,216

The Company reinvests the undistributed earnings of its foreign subsidiaries, with the exception of its subsidiary in Ecuador. Accordingly, deferred U.S. federal and state income taxes are provided only on the undistributed earnings of the Company’s Ecuador subsidiary. As of December 31, 2012, the cumulative amount of undistributed earnings of the foreign subsidiaries on which the Company has not recognized income taxes was approximately $339,000. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.

Deferred Income Taxes

The tax effects of significant temporary differences and tax loss and tax credit carryforwards comprising the net long-term deferred income tax liabilities as of December 31, 2011 and 2012 consisted of the following:

	December 31,
	2011	2012
Deferred liabilities:
Theatre properties and equipment	$92,466	$96,733
Deferred intercompany sales	12,051	14,551
Intangible asset — other	24,749	23,944
Intangible asset — tradenames	116,333	115,939
Investment in partnerships	98,742	113,199

Total deferred liabilities	344,341	364,366

Deferred assets:
Deferred lease expenses	23,225	27,255
Theatre properties and equipment	5,910	5,884
Deferred revenue—NCM and Fandango	88,616	90,972
Capital lease obligations	51,211	54,551
Interest rate swap agreements	5,882	3,825
Tax loss carryforwards	10,602	7,700
Alternative minimum tax and other credit carryforwards	7,548	6,405
Other expenses, not currently deductible for tax purposes	23,750	30,724

Total deferred assets	216,744	227,316

Net deferred income tax liability before valuation allowance	127,597	137,050
Valuation allowance against deferred assets	15,443	13,326

Net deferred income tax liability	$143,040	$150,376

Net deferred tax liability — Foreign	$10,757	$2,488
Net deferred tax liability — U.S.	132,283	147,888

Total	$143,040	$150,376

CINEMARK USA, INC AND SUBSIDIARIES

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

Uncertain Tax Positions

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties, for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011	2012
Balance at January 1,	$23,857	$15,197	$18,660
Gross increases-tax positions in prior periods	—	3,153	14,462
Gross decreases-tax positions in prior periods	(1,392)	—	(3,321)
Gross increases—current period tax positions	3,551	3,729	3,672
Gross decreases—current period tax positions	(613)	(633)	—
Settlements	(10,383)	(2,467)	—
Foreign currency translation adjustments	177	(319)	(251)

Balance at December 31,	$15,197	$18,660	$33,222

The Company had $22,411 and $34,475 of unrecognized tax benefits, including interest and penalties, as of December 31, 2011 and December 31, 2012, respectively. Of these amounts, $16,274 and $30,085 represent the amount of unrecognized tax benefits that if recognized would impact the effective income tax rate for the years ended December 31, 2011 and 2012, respectively. The Company had $3,751 and $4,576 accrued for interest and penalties as of December 31, 2011 and 2012, respectively.

The Company participates in the consolidated tax return of Cinemark Holdings, Inc. in the U.S. federal jurisdiction and in certain state and foreign jurisdictions and is routinely under audit by many different tax authorities. The Company believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. The Company is no longer subject to income tax audits from the Internal Revenue Service for years before 2007. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2007. Certain state returns were amended as a result of the Internal Revenue Service examination closures for 2002 through 2006, and the statutes remain open for those amendments. The Company is no longer subject to non-U.S. income tax examinations by tax authorities in its major non-U.S. tax jurisdictions for years before 2004.

The Company is currently under audit in the non-U.S. tax jurisdictions of Brazil, Chile and Mexico. The Company is currently under examination by the Internal Revenue Service for the 2007, 2008 and 2009 tax years. The Company believes that the U.S. Internal Revenue Service and the Mexico audits will be completed within the next twelve months.

20. COMMITMENTS AND CONTINGENCIES

Leases — The Company conducts a significant part of its theatre operations in leased properties under noncancelable operating and capital leases with terms generally ranging from 10 to 25 years. In addition to the minimum annual lease payments, some of the leases provide for contingent rentals based on operating results of the theatre and most require the payment of taxes, insurance and other costs applicable to the property. The Company can renew, at its option, a substantial portion of the leases at defined or then market rental rates for various periods. Some leases also provide for escalating rent payments throughout the lease term. A liability for deferred lease expenses of $34,466 and $38,297 at December 31, 2011 and 2012, respectively, has been provided to account for lease expenses on a straight-line basis, where lease payments are not made on such a basis. Theatre rent expense was as follows:

	Year Ended December 31,
	2010	2011	2012
Fixed rent expense	$186,893	$200,006	$205,770
Contingent rent and other facility lease expenses	68,824	76,272	75,845

Total facility lease expense	$255,717	$276,278	$281,615

CINEMARK USA, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Future minimum lease payments under noncancelable operating and capital leases that have initial or remaining terms in excess of one year at December 31, 2012 are due as follows:

	Operating Leases	Capital Leases
2013	$225,814	$25,304
2014	227,238	25,117
2015	222,469	25,299
2016	212,861	25,158
2017	193,672	23,436
Thereafter	807,121	110,934

Total	$1,889,175	$235,248

Amounts representing interest payments		85,077

Present value of future minimum payments		$150,171
Current portion of capital lease obligations		11,064

Capital lease obligations, less current portion		$139,107

Employment Agreements — Cinemark Holdings, Inc. has three-year employment agreements with Lee Roy Mitchell, Timothy Warner, Robert Copple, Michael Cavalier, and Rob Carmony that are subject to automatic extensions for a one-year period, unless the employment agreements are terminated. Effective May 25, 2009, Cinemark Holdings, Inc. entered into an employment agreement with Steve Bunnell that has an initial term of two years subject to an extension for a one year period, unless the agreement is terminated. Effective February 15, 2010, Cinemark Holdings, Inc. entered into an employment agreement with Valmir Fernandes that has an initial term of three years. The base salaries stipulated in the employment agreements are subject to review during the term of the agreements for increase (but not decrease) each year by Cinemark Holdings, Inc.’s Compensation Committee. Management personnel subject to these employment agreements are eligible to receive annual cash incentive bonuses upon the Company meeting certain performance targets established by Cinemark Holdings, Inc.’s Compensation Committee.

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

Upon Mr. Stock’s retirement, the Company appointed Tim Warner as its CEO. Mr. Warner previously served as the Company’s President and Chief Operating Officer. In connection with his appointment as the CEO, the Company and Mr. Warner entered into an Amended and Restated Employment Agreement dated as of March 30, 2012 (the “Amended and Restated Agreement”). The Amended and Restated Agreement amends and restates the Employment Agreement dated June 16, 2008 by and between the Company and Mr. Warner. The term of the Amended and Restated Agreement goes through April 1, 2014 and may be extended at the Company’s election for an additional one-year period upon six months prior written notice by the Company to Mr. Warner. The base salary stipulated in the Amended and Restated Agreement is subject to review during the term of the agreement for increase (but not decrease) each year by the Company’s Compensation Committee. Mr. Warner is eligible to receive annual cash incentive bonuses upon the Company meeting certain performance targets established by its Compensation Committee and will continue to be eligible to participate in and receive grants of equity incentive awards under the Company’s long-term incentive plan.

Retirement Savings Plan — The Company has a 401(k) retirement savings plan for the benefit of all employees and makes contributions as determined annually by the board of directors. Contribution payments of $2,311 and $2,410 were made in 2011 (for plan year 2010) and 2012 (for plan year 2011), respectively. A liability of approximately $2,500 has been recorded at December 31, 2012 for contribution payments to be made in 2013 (for plan year 2012).

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

CINEMARK USA, INC AND SUBSIDIARIES

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

Below is a breakdown of select financial information by reportable operating segment:

	Year Ended December 31,
	2010	2011	2012
Revenues:
U.S.	$1,584,281	$1,593,667	$1,706,511
International	564,240	696,119	777,663
Eliminations	(7,377)	(10,173)	(10,643)

Total revenues	$2,141,144	$2,279,613	$2,473,531

	Year Ended December 31,
	2010	2011	2012
Adjusted EBITDA:
U.S.	$364,610	$372,739	$411,293
International	122,575	148,261	179,375

Total Adjusted EBITDA	$487,185	$521,000	$590,668

	Year Ended December 31,
	2011	2012
Capital Expenditures:
U.S.	$79,510	$107,323
International	105,309	113,404

Total capital expenditures	$184,819	$220,727

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Year Ended December 31,
	2010	2011	2012
Net income	$150,930	$133,953	$172,784
Add (deduct):
Income taxes	58,601	73,872	126,216
Interest expense (1)	112,444	123,102	123,665
Loss on early retirement of debt	3	4,945	5,599
Loss on marketable securities – RealD	—	12,610	—
Other income (2)	(3,721)	(13,594)	(21,568)
Depreciation and amortization (3)	143,508	154,449	147,675
Impairment of long-lived assets	12,538	7,033	3,031
(Gain) loss on sale of assets and other	(431)	8,792	12,168
Deferred lease expenses	3,940	4,155	4,104
Amortization of long-term prepaid rents	1,786	2,657	2,673
Share based awards compensation expense	7,587	9,026	14,321

Adjusted EBITDA	$487,185	$521,000	$590,668

(1)	Includes amortization of debt issue costs.
(2)

Includes interest income, foreign currency exchange gain (loss), and equity in income (loss) of affiliates and excludes distributions from NCM. Distributions from NCM are reported entirely within the U.S. operating segment.

(3)	Includes amortization of favorable/unfavorable leases.

CINEMARK USA, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Financial Information About Geographic Areas

Below is a breakdown of select financial information by geographic area:

	Year Ended December 31,
	2010	2011	2012
Revenues
U.S.	$1,584,281	$1,593,667	$1,706,511
Brazil	315,884	358,820	328,136
Other foreign countries	248,356	337,299	449,527
Eliminations	(7,377)	(10,173)	(10,643)

Total	$2,141,144	$2,279,613	$2,473,531

	December 31,
	2011	2012
Theatres properties and equipment, net
U.S.	$934,279	$940,922
Brazil	149,294	190,990
Other foreign countries	155,277	173,046

Total	$1,238,850	$1,304,958

22. RELATED PARTY TRANSACTIONS

Prior to March 2010, the Company leased one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”) on a month-to-month basis. Plitt Plaza is indirectly owned by Lee Roy Mitchell, Cinemark Holdings, Inc.’s Chairman of the Board, who directly and indirectly owns approximately 9% of Cinemark Holdings, Inc.’s issued and outstanding shares of common stock. The Company closed this theatre during March 2010. The Company recorded $30 of facility lease and other operating expenses payable to Plitt Plaza joint venture during the year ended December 31, 2010. During the year ended December 31, 2010, the Company recorded approximately $111 related to the termination of the lease, which is reflected in (gain) loss on sale of assets and other on the consolidated statement of income.

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is the Company’s Chairman of the Board and directly and indirectly owns approximately 9% of the Company’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $105, $476 and $522 of management fee revenues during the years ended December 31, 2010, 2011 and 2012, respectively. All such amounts are included in the Company’s consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC to use, on occasion, a private aircraft owned by Copper Beech Capital, LLC. Copper Beech Capital, LLC is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech Capital, LLC the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip. For the years ended December 31, 2010, 2011 and 2012, the aggregate amounts paid to Copper Beech Capital, LLC for the use of the aircraft was approximately $73, $86 and $82, respectively.

The Company currently leases 19 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 20 leases, 17 have fixed minimum annual rent. The three leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. For the years ended December 31, 2010, 2011 and 2012, the Company paid total rent of approximately $18,058, $18,881 and $18,602, respectively, to Syufy.

CINEMARK USA, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company has paid certain fees and expenses on behalf of its parent, Cinemark Holdings, Inc. and Cinemark Holdings, Inc. has paid income taxes on behalf of the Company. The Company paid cash dividends to Cinemark Holdings, Inc. of $78,100, $95,000 and $95,750 for the years ended December 31, 2010, 2011 and 2012, respectively. Additionally, the Company made noncash distributions to Cinemark Holdings, Inc. of $8,175 and $5,356 related to expenses paid on behalf of Cinemark Holdings, Inc. for the years ended December 31, 2011 and 2012, respectively.

23. VALUATION AND QUALIFYING ACCOUNTS

The Company’s valuation allowance for deferred tax assets for the years ended December 31, 2010, 2011 and 2012 were as follows:

Valuation Allowance for Deferred Tax Assets
Balance at January 1, 2010	$18,228
Additions	3,398
Deductions	(6,201)

Balance at December 31, 2010	$15,425
Additions	2,338
Deductions	(2,320)

Balance at December 31, 2011	$15,443
Additions	6,298
Deductions	(8,415)

Balance at December 31, 2012	$13,326

24. SUBSEQUENT EVENT—DISPOSITION OF MEXICAN SUBSIDIARIES

During February 2013, the Company entered into a stock purchase agreement with Grupo Cinemex, S.A. De C.V. pursuant to which the Company will sell its Mexican subsidiaries, which consist of 31 theatres and 290 screens. The sales price, which will be paid in Mexican pesos and is subject to certain closing date adjustments, will be approximately $125,000, based on the exchange rate on the date of this report. The transaction, which is subject to review by the Mexican Federal Competition Commission, is expected to close during the second half of 2013. Total revenues for the Company’s Mexican subsidiaries for the years ended December 31, 2010, 2011 and 2012 were $70,859, $74,448 and $75,333, respectively.

25. SUBSEQUENT EVENT—DIVIDEND DECLARATION

On March 12, 2013, the Company declared and paid a dividend to its parent company, Cinemark Holdings, Inc. in the amount of $24,000.

26. CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION OF SUBSIDIARY GUARANTORS

As of December 31, 2012, the Company had outstanding $470,000 aggregate principal amount of 8.625% senior notes due 2019, or the 8.625% Senior Notes, $400,000 aggregate principal amount of 5.125% senior notes due 2022, or the 5.125% Senior Notes, and $200,000 aggregate principal amount of 7.375% senior subordinated notes due 2021, or the Senior Subordinated Notes (collectively the “Notes”). The condensed consolidating financial statement information for 2011 and 2010 have been recast to reflect the subsidiary guarantors as of December 31, 2012. These Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the following subsidiaries of Cinemark USA, Inc.:

Sunnymead Cinema Corp., Cinemark Properties, Inc., Greeley Holdings, Inc., Trans Texas Cinema, Inc., Inc., Cinemark Partners I, Inc., Multiplex Services, Inc., CNMK Investments, Inc., CNMK Texas Properties, LLC., Cinemark Concessions LLC, Century Theatres, Inc., Marin Theatre Management, LLC, Century Theatres NG, LLC, Cinearts LLC, Cinearts Sacramento, LLC, Corte Madera Theatres, LLC, Novato Theatres, LLC, San Rafael Theatres, LLC, Northbay Theatres, LLC, Century Theatres Summit Sierra, LLC and Century Theatres Seattle, LLC.

The following supplemental condensed consolidating financial statement information presents:

1.	Condensed consolidating balance sheet information as of December 31, 2011 and 2012, condensed consolidating statements of income information, condensed consolidating statements of comprehensive income information and condensed consolidating statements of cash flows information for the years ended December 31, 2010, 2011 and 2012.

CINEMARK USA, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

2.	Cinemark USA, Inc. (the “Parent” and “Issuer”), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method of accounting and therefore, the Parent column reflects the equity income (loss) of its Guarantor Subsidiaries and Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Guarantor Subsidiaries and Non-Guarantor Subsidiaries column. Additionally, the Guarantor Subsidiaries column reflects the equity income (loss) of its Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Non-Guarantor Subsidiaries column.

3.	Elimination entries necessary to consolidate the Parent and all of its Subsidiaries.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

DECEMBER 31, 2011

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$101,175	$202,621	$217,457	$—	$521,253
Other current assets	58,199	15,620	69,935	(38,044)	105,710
Accounts receivable from subsidiaries	246,425	—	—	(246,425)	—

Total current assets	405,799	218,241	287,392	(284,469)	626,963
Theatre properties and equipment—net	345,296	570,945	322,609	—	1,238,850
Investment in subsidiaries	1,119,919	410,613	—	(1,530,532)	—
Other assets	1,164,241	134,152	372,811	(14,764)	1,656,440

Total assets	$3,035,255	$1,333,951	$982,812	$(1,829,765)	$3,522,253

Liabilities and equity
Current liabilities
Current portion of long-term debt	$9,243	$—	$2,902	$—	$12,145
Current portion of capital lease obligations	1,838	5,786	2,015	—	9,639
Accounts payable and accrued expenses	119,781	81,110	115,650	(34,075)	282,466
Accounts payable to parent or subsidiaries	—	230,642	15,783	(246,425)	—

Total current liabilities	130,862	317,538	136,350	(280,500)	304,250
Long-term liabilities
Long-term debt, less current portion	1,557,174	—	6,045	(3,143)	1,560,076
Capital lease obligations, less current portion	30,252	88,976	12,305	—	131,533
Other long-term liabilities and deferrals	302,436	75,525	138,730	(15,590)	501,101

Total long-term liabilities	1,889,862	164,501	157,080	(18,733)	2,192,710
Commitments and contingencies
Equity
Cinemark USA, Inc.’s stockholder’s equity:
Common stock	49,543	457,368	10,218	(467,586)	49,543
Other stockholder’s equity	964,988	394,544	668,402	(1,062,946)	964,988

Total Cinemark USA, Inc. stockholder’s equity	1,014,531	851,912	678,620	(1,530,532)	1,014,531
Noncontrolling interests	—	—	10,762	—	10,762

Total equity	1,014,531	851,912	689,382	(1,530,532)	1,025,293

Total liabilities and equity	$3,035,255	$1,333,951	$982,812	$(1,829,765)	$3,522,253

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

DECEMBER 31, 2012

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$305,627	$193,863	$242,605	$—	$742,095
Other current assets	52,358	14,599	76,834	(41,294)	102,497
Accounts receivable from subsidiaries	338,278	—	—	(338,278)	—

Total current assets	696,263	208,462	319,439	(379,572)	844,592
Theatre properties and equipment—net	341,091	580,595	383,272	—	1,304,958
Investment in subsidiaries	1,087,263	423,812	—	(1,511,075)	—
Other assets	1,185,478	140,192	393,670	(6,478)	1,712,862

Total assets	$3,310,095	$1,353,061	$1,096,381	$(1,897,125)	$3,862,412

Liabilities and equity
Current liabilities
Current portion of long-term debt	$7,000	$—	$2,546	$—	$9,546
Current portion of capital lease obligations	2,070	6,682	2,312	—	11,064
Accounts payable and accrued expenses	119,057	84,235	150,044	(36,755)	316,581
Accounts payable to parent or subsidiaries	—	273,776	64,502	(338,278)	—

Total current liabilities	128,127	364,693	219,404	(375,033)	337,191
Long-term liabilities
Long-term debt, less current portion	1,754,464	—	—		1,754,464
Capital lease obligations, less current portion	28,182	85,765	25,160	—	139,107
Other long-term liabilities and deferrals	314,029	83,590	148,836	(11,017)	535,438

Total long-term liabilities	2,096,675	169,355	173,996	(11,017)	2,429,009
Commitments and contingencies
Equity
Cinemark USA, Inc.’s stockholder’s equity:
Common stock	49,543	457,368	10,218	(467,586)	49,543
Other stockholder’s equity	1,035,750	361,645	681,844	(1,043,489)	1,035,750

Total Cinemark USA, Inc. stockholder’s equity	1,085,293	819,013	692,062	(1,511,075)	1,085,293
Noncontrolling interests	—	—	10,919	—	10,919

Total equity	1,085,293	819,013	702,981	(1,511,075)	1,096,212

Total liabilities and equity	$3,310,095	$1,353,061	$1,096,381	$(1,897,125)	$3,862,412

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2010

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$596,034	$1,030,777	$585,411	$(71,078)	$2,141,144
Cost of operations
Theatre operating expenses	528,352	688,961	437,380	(71,078)	1,583,615
General and administrative expenses	18,006	57,695	31,314	—	107,015
Depreciation and amortization	30,993	79,469	33,046	—	143,508
Impairment of long-lived assets	1,270	4,072	7,196	—	12,538
(Gain) loss on sale of assets and other	2,418	3,897	(6,746)	—	(431)

Total cost of operations	581,039	834,094	502,190	(71,078)	1,846,245

Operating income	14,995	196,683	83,221	—	294,899
Other income (expense)
Interest expense	(103,192)	(11,213)	(936)	2,897	(112,444)
Distributions from NCM	1,245	—	22,113	—	23,358
Equity in income (loss) of affiliates	193,132	48,772	(3,467)	(241,875)	(3,438)
Other income	341	3,064	6,648	(2,897)	7,156

Total other income	91,526	40,623	24,358	(241,875)	(85,368)

Income before income taxes	106,521	237,306	107,579	(241,875)	209,531
Income taxes	(40,866)	69,679	29,788	—	58,601

Net income	147,387	167,627	77,791	(241,875)	150,930
Less: Net income attributable to noncontrolling interests	—	—	3,543	—	3,543

Net income attributable to Cinemark USA, Inc.	$147,387	$167,627	$74,248	$(241,875)	$147,387

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2011

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$608,978	$995,704	$720,594	$(45,663)	$2,279,613
Cost of operations
Theatre operating expenses	505,348	679,476	534,023	(45,663)	1,673,184
General and administrative expenses	18,535	62,379	44,514	—	125,428
Depreciation and amortization	34,542	76,603	43,304	—	154,449
Impairment of long-lived assets	3,156	479	3,398	—	7,033
Loss on sale of assets and other	3,717	4,789	286	—	8,792

Total cost of operations	565,298	823,726	625,525	(45,663)	1,968,886

Operating income	43,680	171,978	95,069	—	310,727
Other income (expense)
Interest expense	(111,421)	(10,556)	(1,280)	155	(123,102)
Distributions from NCM	1,566	—	22,595	—	24,161
Equity in income of affiliates	185,405	54,922	5,680	(240,356)	5,651
Loss on early retirement of debt	(4,945)	—	—	—	(4,945)
Loss on marketable securities—RealD	(12,610)	—	—	—	(12,610)
Other income	441	265	7,392	(155)	7,943

Total other income	58,436	44,631	34,387	(240,356)	(102,902)

Income before income taxes	102,116	216,609	129,456	(240,356)	207,825
Income taxes	(29,812)	61,853	41,831	—	73,872

Net income	131,928	154,756	87,625	(240,356)	133,953
Less: Net income attributable to noncontrolling interests	—	—	2,025	—	2,025

Net income attributable to Cinemark USA, Inc.	$131,928	$154,756	$85,600	$(240,356)	$131,928

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2012

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$665,280	$1,040,394	$803,133	$(35,276)	$2,473,531
Cost of operations
Theatre operating expenses	528,658	707,800	577,149	(35,276)	1,778,331
General and administrative expenses	19,452	73,862	53,128	—	146,442
Depreciation and amortization	33,475	60,568	53,632	—	147,675
Impairment of long-lived assets	1,364	1,329	338	—	3,031
Gain (loss) on sale of assets and other	1,357	10,898	(87)	—	12,168

Total cost of operations	584,306	854,457	684,160	(35,276)	2,087,647

Operating income	80,974	185,937	118,973	—	385,884
Other income (expense)
Interest expense	(110,683)	(10,187)	(2,871)	76	(123,665)
Distributions from NCM	1,383	—	19,429	—	20,812
Equity in income of affiliates	197,940	54,783	13,109	(252,723)	13,109
Loss on early retirement of debt	(5,599)	—	—	—	(5,599)
Other income	99	111	8,325	(76)	8,459

Total other income	83,140	44,707	37,992	(252,723)	(86,884)

Income before income taxes	164,114	230,644	156,965	(252,723)	299,000
Income taxes	(6,199)	67,585	64,830	—	126,216

Net income	170,313	163,059	92,135	(252,723)	172,784
Less: Net income attributable to noncontrolling interests	—	—	2,471	—	2,471

Net income attributable to Cinemark USA, Inc.	$170,313	$163,059	$89,664	$(252,723)	$170,313

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2010

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$147,387	$167,627	$77,791	$(241,875)	$150,930
Other comprehensive income, net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $4,339	7,170	—	—	—	7,170
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $3,425	5,659	—	—	—	5,659
Amortization of accumulated other comprehensive loss on terminated swap agreement	4,633	—	—	—	4,633
Foreign currency translation adjustment	19,264	—	19,432	(19,264)	19,432

Total other comprehensive income, net of tax	36,726	—	19,432	(19,264)	36,894

Total comprehensive income, net of tax	$184,113	$167,627	$97,223	$(261,139)	$187,824
Comprehensive income attributable to noncontrolling interests	—	—	(3,711)	—	(3,711)

Comprehensive income attributable to Cinemark USA, Inc.	$184,113	$167,627	$93,512	$(261,139)	$184,113

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2011

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$131,928	$154,756	$87,625	$(240,356)	$133,953
Other comprehensive income (loss), net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $3,786	(2,830)	—	—	—	(2,830)
Unrealized loss due to fair value adjustments on available-for-sale securities, net of taxes of $8,128	(13,566)	—	—	—	(13,566)
Amortization of accumulated other comprehensive loss on terminated swap agreement	4,236	—	—	—	4,236
Foreign currency translation adjustment	(46,058)	—	(46,280)	46,058	(46,280)

Total other comprehensive loss, net of tax	(58,218)	—	(46,280)	46,058	(58,440)

Total comprehensive income, net of tax	$73,710	$154,756	$41,345	$(194,298)	$75,513
Comprehensive income attributable to noncontrolling interests	—	—	(1,803)	—	(1,803)

Comprehensive income attributable to Cinemark USA, Inc.	$73,710	$154,756	$39,542	$(194,298)	$73,710

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2012

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$170,313	$163,059	$92,135	$(252,723)	$172,784
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $557	1,020	—	—	—	1,020
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $1,499	2,499	—	—	—	2,499
Amortization of accumulated other comprehensive loss on terminated swap agreement	2,470	—	—	—	2,470
Foreign currency translation adjustment	(20,005)	—	(20,232)	20,005	(20,232)

Total other comprehensive income (loss), net of tax	(14,016)	—	(20,232)	20,005	(14,243)

Total comprehensive income, net of tax	$156,297	$163,059	$71,903	$(232,718)	$158,541
Comprehensive income attributable to noncontrolling interests	—	—	(2,244)	—	(2,244)

Comprehensive income attributable to Cinemark USA, Inc.	$156,297	$163,059	$69,659	$(232,718)	$156,297

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2010

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$147,387	$167,627	$77,791	$(241,875)	$150,930
Adjustments to reconcile net income to cash provided by (used for) operating activities	(160,981)	37,727	56,469	241,875	175,090
Changes in assets and liabilities	177,023	(225,738)	(11,075)	—	(59,790)

Net cash provided by (used for) operating activities	163,429	(20,819)	123,620	—	266,230
Investing activities
Additions to theatre properties and equipment	(35,382)	(34,767)	(85,953)	—	(156,102)
Proceeds from sale of theatre properties and equipment	1,697	3,441	16,653	—	21,791
Investment in joint venture—DCIP, net of cash distributions	—	—	(1,756)	—	(1,756)
Net transactions with affiliates	281	5,792	—	(6,073)	—

Net cash used for investing activities	(33,404)	(25,534)	(71,056)	(6,073)	(136,067)
Financing activities
Dividends paid to parent	(78,100)	—	(287)	287	(78,100)
Payroll taxes paid as a result of noncash stock option exercises and restricted stock withholdings	(416)	—	—	—	(416)
Retirement of senior subordinated notes	(181)	—	—	—	(181)
Payment of debt issue costs	(8,858)	—	—	—	(8,858)
Repayments of other long-term debt	(10,836)	—	(1,017)	—	(11,853)
Net changes in intercompany notes	—	—	(5,786)	5,786	—
Payments on capital leases	(1,341)	(5,527)	(459)	—	(7,327)
Purchase of non-controlling interest in Panama	—	—	(888)	—	(888)
Other	—	—	(539)	—	(539)

Net cash used for financing activities	(99,732)	(5,527)	(8,976)	6,073	(108,162)
Effect of exchange rate changes on cash and cash equivalents	—	—	5,027	—	5,027

Increase (decrease) in cash and cash equivalents	30,293	(51,880)	48,615	—	27,028
Cash and cash equivalents:
Beginning of year	39,761	237,540	160,436	—	437,737

End of year	$70,054	$185,660	$209,051	$—	$464,765

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2011

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$131,928	$154,756	$87,625	$(240,356)	$133,953
Adjustments to reconcile net income to cash provided by operating activities	(132,778)	29,871	89,359	240,356	226,808
Changes in assets and liabilities	142,103	(143,392)	31,412	—	30,123

Net cash provided by operating activities	141,253	41,235	208,396	—	390,884
Investing activities
Additions to theatre properties and equipment	(46,407)	(32,240)	(106,172)	—	(184,819)
Proceeds from sale of theatre properties and equipment	952	3,790	1,488	—	6,230
Acquisition of ten theatres in Argentina	—	—	(66,958)	—	(66,958)
Net transactions with affiliates	3,398	11,052	—	(14,450)	—
Investment in joint venture—DCIP and other	(8)	—	(1,512)	—	(1,520)

Net cash used for investing activities	(42,065)	(17,398)	(173,154)	(14,450)	(247,067)
Financing activities
Dividends paid to parent	(95,000)	(1,325)	(13,125)	14,450	(95,000)
Payroll taxes paid as a result of restricted stock withholdings	—	(494)	—	—	(494)
Proceeds from issuance of senior subordinated notes	200,000	—	—	—	200,000
Repayments of other long-term debt	(166,877)	—	(21)	—	(166,898)
Net changes in intercompany notes	—	—	—	—	—
Payments on capital leases	(1,651)	(5,057)	(818)	—	(7,526)
Payment of debt issue costs	(4,539)	—	—	—	(4,539)
Purchase of noncontrolling interest in Cinemark Chile	—	—	(1,443)	—	(1,443)
Other	—	—	(2,120)	—	(2,120)

Net cash used for financing activities	(68,067)	(6,876)	(17,527)	14,450	(78,020)
Effect of exchange rate changes on cash and cash equivalents	—	—	(9,309)	—	(9,309)

Increase in cash and cash equivalents	31,121	16,961	8,406	—	56,488
Cash and cash equivalents:
Beginning of year	70,054	185,660	209,051	—	464,765

End of year	$101,175	$202,621	$217,457	$—	$521,253

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2012

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$170,313	$163,059	$92,135	$(252,723)	$172,784
Adjustments to reconcile net income to cash provided by operating activities	(152,552)	25,749	55,737	252,723	181,657
Changes in assets and liabilities	144,628	(139,350)	34,914	—	40,192

Net cash provided by operating activities	162,389	49,458	182,786	—	394,633
Investing activities
Additions to theatre properties and equipment	(50,162)	(56,578)	(113,987)	—	(220,727)
Proceeds from sale of theatre properties and equipment	701	596	679	—	1,976
Acquisition of theatres in the U.S.	(14,080)	—	—	—	(14,080)
Net transactions with affiliates	27,532	6,362	—	(33,894)	—
Investment in joint venture—DCIP and other	—	—	(1,480)	—	(1,480)

Net cash used for investing activities	(36,009)	(49,620)	(114,788)	(33,894)	(234,311)
Financing activities
Dividends paid to parent	(95,750)	(700)	(33,051)	33,751	(95,750)
Capital contributions from parent	—	—	3,000	(3,000)	—
Payroll taxes paid as a result of restricted stock withholdings	—	(3,263)	—	—	(3,263)
Proceeds from issuance of senior subordinated notes	400,000	—	—	—	400,000
Repayments of other long-term debt	(205,887)	—	(2,779)	—	(208,666)
Net changes in intercompany notes	—	—	(3,143)	3,143	—
Payments on capital leases	(1,838)	(5,884)	(1,729)	—	(9,451)
Payment of debt issue costs	(18,453)	—	—	—	(18,453)
Other	—	1,251	(2,086)	—	(835)

Net cash provided by (used for) financing activities	78,072	(8,596)	(39,788)	33,894	63,582
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,062)	—	(3,062)

Increase (decrease) in cash and cash equivalents	204,452	(8,758)	25,148	—	220,842
Cash and cash equivalents:
Beginning of year	101,175	202,621	217,457	—	521,253

End of year	$305,627	$193,863	$242,605	$—	$742,095

UNAUDITED SUPPLEMENTAL SCHEDULES

As required by the indentures governing the 8.625% Senior Notes, the 5.125% Senior Notes and the 7.375% Senior Subordinated Notes (collectively the “Notes”), the Company has included in this filing, financial information for its subsidiaries that have been designated as unrestricted subsidiaries as defined by the indentures. As required by the indentures governing the Notes, the Company has included a condensed consolidating balance sheet and condensed consolidating statements of income, comprehensive income and cash flows for the Company and its subsidiaries. These supplementary schedules separately identify the Company’s restricted subsidiaries and unrestricted subsidiaries as required by the indentures.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

DECEMBER 31, 2012

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$634,351	$107,744	$—	$742,095
Other current assets	120,028	(17,531)	—	102,497

Total current assets	754,379	90,213	—	844,592
Theatre properties and equipment, net	1,304,958	—	—	1,304,958
Other assets	1,638,741	101,140	(27,019)	1,712,862

Total assets	$3,698,078	$191,353	$(27,019)	$3,862,412

Liabilities and equity
Current liabilities
Current portion of long-term debt	$9,546	$—	$—	$9,546
Current portion of capital lease obligations	11,064	—	—	11,064
Accounts payable and accrued expenses	316,468	113	—	316,581

Total current liabilities	337,078	113	—	337,191
Long-term liabilities
Long-term debt, less current portion	1,754,464	—	—	1,754,464
Capital lease obligations, less current portion	139,107	—	—	139,107
Other long-term liabilities and deferrals	430,920	104,518	—	535,438

Total long-term liabilities	2,324,491	104,518	—	2,429,009
Commitments and contingencies
Equity	1,036,509	86,722	(27,019)	1,096,212

Total liabilities and equity	$3,698,078	$191,353	$(27,019)	$3,862,412

Note:	“Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2012

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenues	$2,473,531	$—	$—	$2,473,531
Cost of operations
Theatre operating costs	1,778,331	—	—	1,778,331
General and administrative expenses	146,429	13	—	146,442
Depreciation and amortization	147,675	—	—	147,675
Impairment of long-lived assets	3,031	—	—	3,031
Loss on sale of assets and other	12,168	—	—	12,168

Total cost of operations	2,087,634	13	—	2,087,647

Operating income (loss)	385,897	(13)	—	385,884
Other income (expense)	(92,893)	32,509	(26,500)	(86,884)

Income before income taxes	293,004	32,496	(26,500)	299,000
Income taxes	114,030	12,186	—	126,216

Net income	178,974	20,310	(26,500)	172,784
Less: Net income attributable to noncontrolling interests	2,471	—	—	2,471

Net income attributable to Cinemark USA, Inc.	$176,503	$20,310	$(26,500)	$170,313

Note:	“Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2012

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Net income	$178,974	$20,310	$(26,500)	$172,784
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $557	1,020	—	—	1,020
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $1,499	2,499	—	—	2,499
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreement	2,470	—	—	2,470
Foreign currency translation adjustment	(20,232)	—	—	(20,232)

Total other comprehensive loss, net of tax	(14,243)	—	—	(14,243)

Total comprehensive income, net of tax	164,731	20,310	(26,500)	158,541
Comprehensive income attributable to noncontrolling interests	(2,244)	—	—	(2,244)

Comprehensive income attributable to Cinemark USA, Inc.	$162,487	$20,310	$(26,500)	$156,297

Note:	“Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2012

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net income	$178,974	$20,310	$(26,500)	$172,784
Adjustments to reconcile net income to cash provided by operating activities	187,296	(5,639)	—	181,657
Changes in assets and liabilities	776	12,916	26,500	40,192

Net cash provided by operating activities	367,046	27,587	—	394,633
Investing activities
Additions to theatre properties and equipment	(220,727)	—	—	(220,727)
Proceeds from sale of theatre properties and equipment	1,976	—	—	1,976
Acquisition of theatre in U.S.	(14,080)	—	—	(14,080)
Investment in DCIP and other	—	(1,480)	—	(1,480)

Net cash used for investing activities	(232,831)	(1,480)	—	(234,311)
Financing activities
Dividends paid to parent	(95,750)	—	—	(95,750)
Payroll taxes paid as a result of restricted stock withholdings	(3,263)	—	—	(3,263)
Proceeds from issuance of notes	400,000	—	—	400,000
Proceeds from amended senior secured credit facility	700,000	—	—	700,000
Repayment of former senior secured credit facility	(898,955)	—	—	(898,955)
Repayments of long-term debt	(9,711)	—	—	(9,711)
Payment of debt issue costs	(18,453)	—	—	(18,453)
Payments on capital leases	(9,451)	—	—	(9,451)
Other	(835)	—	—	(835)

Net cash provided by financing activities	63,582	—	—	63,582
Effect of exchange rate changes on cash and cash equivalents	(3,062)	—	—	(3,062)

Increase in cash and cash equivalents	194,735	26,107	—	220,842
Cash and cash equivalents:
Beginning of year	439,616	81,637	—	521,253

End of year	$634,351	$107,744	$—	$742,095

Note:	“Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR

CINEMARK USA, INC.

FOR FISCAL YEAR ENDED

DECEMBER 31, 2012

EXHIBIT INDEX

Number	Exhibit Title
2.1(a)	Stock Contribution and Exchange Agreement, dated as of August 7, 2006, by and between Cinemark Holdings, Inc., Cinemark, Inc., Syufy Enterprises, LP and Century Theatres Holdings, LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on August 11, 2006).
2.1(b)	Stock Purchase Agreement, dated as of August 7, 2006, by and among Cinemark USA, Inc., Cinemark Holdings, Inc., Syufy Enterprises LP, Century Theatres, Inc. and Century Theatres Holdings, LLC (incorporated by reference to Exhibit 10.1 to current Report on Form 8-K, File No, 000-47040, filed by Cinemark USA, Inc. on August 11, 2006).
2.2	Contribution and Exchange Agreement, dated as of August 7, 2006, by and among Cinemark Holdings, Inc. and Lee Roy Mitchell, The Mitchell Special Trust, Alan W. Stock, Timothy Warner, Robert Copple, Michael Cavalier, Northwestern University, John Madigan, Quadrangle Select Partners LP, Quadrangle Capital Partners A LP, Madison Dearborn Capital Partners IV, L.P., K&E Investment Partners, LLC — 2004-B-DIF, Piola Investments Ltd., Quadrangle (Cinemark) Capital Partners LP and Quadrangle Capital Partners LP (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on August 11, 2006).
2.3	Asset Purchase Agreement, dated as of November 16, 2012, by and among Cinemark USA, Inc., Rave Real Property Holdco, LLC and certain of its subsidiaries, Rave Cinemas, LLC and RC Processing, LLC. (incorporated by reference to Exhibit 2.3 to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed on February 28, 2013).
3.1	Amended and Restated Articles of Incorporation of the Company dated June 3, 1992 (incorporated by reference to Exhibit 3.1 to Cinemark USA, Inc.’s Registration Statement on Form S-4, File No. 333-162105, filed on September 24, 2009).
3.2	Second Amended and Restated Certificate of Incorporation of Cinemark Holdings, Inc. dated April 9, 2007 (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed on April 9, 2007).
3.3	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.4(a) to Cinemark USA, Inc.’s Registration Statement on Form S-4, File No. 333-162105, filed on September 24, 2009).
3.4(a)	Amended and Restated Bylaws of Cinemark Holdings, Inc. dated April 9, 2007 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-140390, filed on April 9, 2007).
3.4(b)	First Amendment to the Amended and Restated Bylaws of Cinemark Holdings, Inc. dated April 16, 2007 (incorporated by reference to Exhibit 3.2(b) to Amendment No. 4 to our Registration Statement on Form S-1, File No. 333-140390, filed April 19, 2007).
4.1(a)	Indenture dated as of June 29, 2009, between Cinemark USA, Inc. and Wells Fargo Bank, N.A., as trustee governing the 8 5/8% senior notes of Cinemark USA, Inc. issued thereunder (incorporated by reference to Exhibit 4.2 to the Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed July 6, 2009).
4.1(b)	Form of 8 5/8% senior notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.4(a) above) (incorporated by reference to Exhibit 4.3 to the Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed July 6, 2009).
4.2(a)	Indenture, dated as of June 3, 2011, between Cinemark USA, Inc. and Wells Fargo Bank, N.A. governing the 7 3/8% senior subordinated notes issued thereunder (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed on July 6, 2011).
4.2(b)	Form of 7 3/8% senior subordinated notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.6(a) above) (incorporated by reference to Exhibit 4.3 to the Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on July 6, 2011).
4.3(a)	Indenture, dated as of December 18, 2012, between Cinemark USA, Inc. and Wells Fargo Bank, N.A. governing the 5 1/8% senior notes issued thereunder (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed on December 20, 2012).
4.3(b)	Form of 5 1/8% senior notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.7(a) above) (incorporated by reference to Exhibit 4.1 to the Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on December 20, 2012).
4.5	Exchange and Registration Rights Agreement, dated as of December 18, 2012, by and among Cinemark USA, Inc., the Guarantors and Barclay’s Capital Inc., Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC and Nomura Securities International, Inc. (incorporated by reference to Exhibit 4.2 to Cinemark Holdings Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on December 20, 2012).
10.1(a)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994).
10.1(b)	First Amendment to Management Agreement of Laredo Theatre, Ltd., effective as of December 10, 2003, between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).
10.1(c)	Second Amendment to Management of Laredo Theatres, Ltd., effective as of December 10, 2008, between CNMK Texas Properties, L.L.C. (Successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(c) to the Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).
10.2	License Agreement, dated December 10, 1993, between Laredo Joint Venture and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994).
10.4(a)	Amended and Restated Credit Agreement, dated as of December 18, 2012, among Cinemark USA, Inc., Cinemark Holdings, Inc., the several banks and other financial institutions and entities from time to time parties thereto, Barclays Bank PLC, Deutsche Bank Securities Inc., Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as joint bookrunners, Morgan Stanley Senior Funding, Inc., as syndication agent, Deutsche Bank Securities Inc., Wells Fargo Securities, Inc. and Webster Bank, N.A., as co-documentation agents, and Barclays Bank PLC, as administrative agent. (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on December 20, 2012).
10.4(b)	Guarantee and Collateral Agreement, dated as of October 5, 2006, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc. and each subsidiary guarantor party thereto (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on October 12, 2006).
10.4(c)	Reaffirmation agreement, dated as of December 18, 2012, between Cinemark Holdings, Inc., Cinemark USA, Inc. and each subsidiary guarantor party thereto (incorporated by reference to Exhibit 10.4(b) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed on February 28, 2013).
10.5(a)	Tax Sharing Agreement, between Cinemark USA, Inc. and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc. ), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1993).

10 .5(b)	Tax Sharing Agreement, dated as of July 28, 1993, between Cinemark USA, Inc. and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4, File No. 033-72114, filed November 24, 1993).
+10 .6(a)	Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Robert Copple (incorporated by reference to Exhibit 10.3 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 333-140390, filed August 8, 2008).
+10.6(b)	Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Michael Cavalier (incorporated by reference to Exhibit 10.4 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 333-140390, filed August 8, 2008).
+10.6(c)	Employment Agreement, dated as of December 15, 2008, between Cinemark Holdings, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.5 (q) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).
+10.6(d)	Employment Agreement, dated as of December 15, 2008, between Cinemark Holdings, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.5 (r) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).
+10.6(e)	Employment agreement, dated as of April 7, 2009, between Cinemark Holdings, Inc. and Steven Bunnell (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 7, 2009).
+10.6(f)	Employment Agreement, dated as of February 15, 2010, between Cinemark Holdings, Inc. and Valmir Fernandes (incorporated by reference to Exhibit 10.5(v) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 10, 2010).
+10.7(a)	Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Quarterly Report on form 10-Q, File No. 001-33401, filed May 9, 2008).
+10.7(b)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7(b) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed February 1, 2007).
+10.7(c)	Form of Restricted Share Award Agreement pursuant to the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 4.6 to Cinemark Holdings, Inc.’s Registration Statement on Form S-8, File No. 333-146349, filed August 29, 2008).
+10.7(d)	Form of Restricted Stock Unit Award Agreement pursuant to the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 333-140390, filed February 29, 2012).
10 .8	Exhibitor Services Agreement, dated as of February 13, 2007, by and between National CineMedia, LLC and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed March 16, 2007).
10 .9	Third Amended and Restated Limited Liability Company Operating Agreement, dated as of February 12, 2007, by and between Cinemark Media, Inc., American Multi-Cinema, Inc., Regal CineMedia, LLC and National CineMedia, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed March 16, 2007).
10.10(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.10(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.10(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA(incorporated by reference to Exhibit 10.10(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.10(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.10(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.11(a)	Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.11(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.11(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.11(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.11(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.12(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA (incorporated by reference to Exhibit 10.12(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.12(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA (incorporated by reference to Exhibit 10.12(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.12(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA (incorporated by reference to Exhibit 10.12(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.12(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA (incorporated by reference to Exhibit 10.12(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.12(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA (incorporated by reference to Exhibit 10.12(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.13(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA (incorporated by reference to Exhibit 10.13(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.13(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA (incorporated by reference to Exhibit 10.13(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.13(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA (incorporated by reference to Exhibit 10.13(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.13(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA (incorporated by reference to Exhibit 10.13(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.13(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA (incorporated by reference to Exhibit 10.13(e) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.14(a)	Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.14(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.14(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.14(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.14(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.15(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.15(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.15(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.15(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.15(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.16(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA (incorporated by reference to Exhibit 10.16(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.16(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA (incorporated by reference to Exhibit 10.16(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.16(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA (incorporated by reference to Exhibit 10.16(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.16(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA (incorporated by reference to Exhibit 10.16(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.16(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA (incorporated by reference to Exhibit 10.16(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.17(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.17(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.17(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.17(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.17(e)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.18(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA (incorporated by reference to Exhibit 10.18(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.18(b)	First Amendment, dated as of October 31, 1996, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA (incorporated by reference to Exhibit 10.18(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.18(c)	Second Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA (incorporated by reference to Exhibit 10.18(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.18(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA (incorporated by reference to Exhibit 10.18(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.18(e)	Fourth Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA (incorporated by reference to Exhibit 10.18(e) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.18(f)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA (incorporated by reference to Exhibit 10.18(f) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.19(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA (incorporated by reference to Exhibit 10.19(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.19(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA (incorporated by reference to Exhibit 10.19(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.19(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA (incorporated by reference to Exhibit 10.19(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.19(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA (incorporated by reference to Exhibit 10.19(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.19(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA (incorporated by reference to Exhibit 10.19(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.20(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA (incorporated by reference to Exhibit 10.20(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.20(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA (incorporated by reference to Exhibit 10.20(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.20(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA (incorporated by reference to Exhibit 10.20(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.20(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA(incorporated by reference to Exhibit 10.20(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.20(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA (incorporated by reference to Exhibit 10.20(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.21(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.21(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.21(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.21(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.21(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.22(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA (incorporated by reference to Exhibit 10.22(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.22(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA (incorporated by reference to Exhibit 10.22(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.22(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA (incorporated by reference to Exhibit 10.22(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.22(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA (incorporated by reference to Exhibit 10.22(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.22(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA (incorporated by reference to Exhibit 10.22(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.23(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA (incorporated by reference to Exhibit 10.23(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.23(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA (incorporated by reference to Exhibit 10.23(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.23(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA (incorporated by reference to Exhibit 10.23(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.23(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA (incorporated by reference to Exhibit 10.23(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.23(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA (incorporated by reference to Exhibit 10.23(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.24(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.24(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.24(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.24(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.24(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.25(a)	Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.25(b)	First Amendment, dated as of April 15, 2005, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.25(c)	Second Amendment, dated as of September 29, 2005, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.25(d)	Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.26(a)	Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.26(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.26(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.26(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.26(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.26(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.26(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.26(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.27(a)	Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA (incorporated by reference to Exhibit 10.27(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.27(b)	First Amendment, dated as of April 15, 2005, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, (incorporated by reference to Exhibit 10.27(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.27(c)	Second Amendment, dated as of September 29, 2005, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, (incorporated by reference to Exhibit 10.27(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.27(d)	Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, (incorporated by reference to Exhibit 10.27(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.28(a)	Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM(incorporated by reference to Exhibit 10.28(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.28(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.28(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.28(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.28(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.28(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.28(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.29(a)	Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.29(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.29(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.29(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.29(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.29(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.29(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.29(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.30(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Rancho Santa Fe 16, Las Vegas, NV (incorporated by reference to Exhibit 10.30(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.30(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Rancho Santa Fe 16, Las Vegas, NV (incorporated by reference to Exhibit 10.30(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.30(c)	Second Amendment, dated as of September 30, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Rancho Santa Fe 16, Las Vegas, NV (incorporated by reference to Exhibit 10.30(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.31(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.31(b)	First Amendment, dated as of October 1, 1996, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.31(c)	Second Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.31(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.31(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.32(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.32(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.32(c)	Second Amendment, dated as of October 1, 2001, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.32(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.33(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.33(b)	First Amendment, dated as of January 4, 1998, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.33(c)	Second Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.33(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.33(e)	Fourth Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(e) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.33(f)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(f) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.34(a)	Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.34(b)	First Amendment, dated as of April 30, 2003, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.34(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.34(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.34(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.35(a)	Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.35(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.35(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.35(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.36(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.36(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.36(c)	Second Amendment, dated as of October 1, 2001, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.36(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.36(e)	Fourth Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(e) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.36(f)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(f) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10.37(a)	Lease Agreement, dated as of October 31, 1997, by and between Syufy Properties, Inc. (succeeded by 150 Pelican LLC), as landlord and Century Theatres, Inc., as tenant, for office building situated at 150 Pelican Way, San Rafael, CA (incorporated by reference to Exhibit 10.37(a) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.37(b)	First Amendment, dated as of December 1, 1998, to Lease Agreement, dated as of October 31, 1997, by and between Syufy Properties, Inc. (succeeded by 150 Pelican LLC), as landlord and Century Theatres, Inc., as tenant, for office building situated at 150 Pelican Way, San Rafael, CA (incorporated by reference to Exhibit 10.37(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
+10.38	Consulting Agreement, dated as of February 15, 2012, between Cinemark Holdings, Inc. and Alan Stock (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed February 16, 2012).
+10.39	Cinemark Holdings, Inc. Performance Bonus Plan (incorporated by reference to Appendix B to Cinemark Holdings, Inc.’s Definitive Proxy Statement filed on April 15, 2008).
+10.40	Amended and Restated Employment Agreement, dated as of March 30, 2012, between Cinemark Holdings, Inc. and Timothy Warner (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed April 2, 2012).
*12	Calculation of Ratio of Earnings to Fixed Charges.
*21	Subsidiaries of Cinemark USA, Inc.
*31.1	Certification of Timothy Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Timothy Warner, Chief Executive Officer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Robert Copple, Chief Financial Officer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
*101	The following financial information from Cinemark USA, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 19, 2013, formatted in XBRL includes: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged as detailed text.

*	Filed herewith.
+	Any management contract, compensatory plan or arrangement.