Form 10-Q
period 2013-03-31
CINEMARK USA INC /TX
filed 2013-05-13
CIK 885975

CINEMARK USA, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL

INSTRUCTION (H)(1)(a) AND (b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM

WITH THE REDUCED DISCLOSURE FORMAT

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes  ☐    No  ☒

As of April 30, 2013, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were issued and outstanding.

CINEMARK USA, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements

Certain matters within this Quarterly Report on Form 10Q include “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The “forward-looking statements” may include our current expectations, assumptions, estimates and projections about our business and our industry. They may include statements relating to future revenues, expenses and profitability, the future development and expected growth of our business, projected capital expenditures, attendance at movies generally or in any of the markets in which we operate, the number or diversity of popular movies released and our ability to successfully license and exhibit popular films, national and international growth in our industry, competition from other exhibitors and alternative forms of entertainment and determinations in lawsuits in which we are defendants. Forward-looking statements can be identified by the use of words such as “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. For a description of the risk factors, please review the “Risk Factors” section or other sections in the Company’s Annual Report on Form 10-K filed March 19, 2013 and quarterly reports on Form 10-Q, filed with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$723,831	$742,095
Inventories	10,825	12,571
Accounts receivable	55,695	57,122
Current income tax receivable	765	7,129
Current deferred tax asset	17,571	14,397
Prepaid expenses and other	9,254	11,278
Accounts receivable from parent	6,424	—

Total current assets	824,365	844,592
Theatre properties and equipment	2,321,703	2,284,129
Less accumulated depreciation and amortization	1,017,064	979,171

Theatre properties and equipment, net	1,304,639	1,304,958
Other assets
Goodwill	1,151,495	1,150,811
Intangible assets – net	329,714	330,741
Investment in NCM	85,568	78,123
Investment in DCIP	24,564	23,012
Investment in marketable securities – RealD	15,896	13,707
Investments in and advances to affiliates	3,829	1,237
Long-term deferred tax asset	13,847	13,187
Deferred charges and other assets – net	106,902	102,044

Total other assets	1,731,815	1,712,862

Total assets	$3,860,819	$3,862,412

Liabilities and equity
Current liabilities
Current portion of long-term debt	$8,824	$9,546
Current portion of capital lease obligations	11,582	11,064
Current income tax payable	19,045	8,891
Current liability for uncertain tax positions	5,707	14,900
Accounts payable and accrued expenses	275,454	292,790

Total current liabilities	320,612	337,191
Long-term liabilities
Long-term debt, less current portion	1,752,960	1,754,464
Capital lease obligations, less current portion	143,160	139,107
Long-term deferred tax liability	163,890	177,960
Long-term liability for uncertain tax positions	20,860	19,575
Deferred lease expenses	39,212	38,297
Deferred revenue – NCM	249,061	241,305
Other long-term liabilities	55,128	58,301

Total long-term liabilities	2,424,271	2,429,009
Commitments and contingencies (see Note 19)
Equity
Cinemark USA, Inc.‘s stockholder’s equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49,543	49,543
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Additional paid-in-capital	1,198,806	1,192,106
Accumulated deficit	(85,477)	(94,425)
Accumulated other comprehensive loss	(34,024)	(37,698)

Total Cinemark USA, Inc.‘s stockholder’s equity	1,104,615	1,085,293
Noncontrolling interests	11,321	10,919

Total equity	1,115,936	1,096,212

Total liabilities and equity	$3,860,819	$3,862,412

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, unaudited)

	Three months ended March 31,
	2013	2012
Revenues
Admissions	$349,414	$373,793
Concession	172,396	179,820
Other	25,963	25,205

Total revenues	547,773	578,818
Cost of operations
Film rentals and advertising	179,992	195,415
Concession supplies	28,000	28,451
Salaries and wages	58,469	58,492
Facility lease expense	69,618	68,562
Utilities and other	68,752	66,509
General and administrative expenses	37,212	33,561
Depreciation and amortization	39,032	36,816
Impairment of long-lived assets	844	185
(Gain) loss on sale of assets and other	(342)	836

Total cost of operations	481,577	488,827

Operating income	66,196	89,991
Other income (expense)
Interest expense	(32,606)	(32,133)
Interest income	803	1,767
Foreign currency exchange gain	1,330	1,865
Distributions from NCM	6,103	8,031
Equity in income of affiliates	2,421	1,790

Total other expense	(21,949)	(18,680)

Income before income taxes	44,247	71,311
Income taxes	10,831	28,121

Net income	$33,416	$43,190
Less: Net income attributable to noncontrolling interests	468	772

Net income attributable to Cinemark USA, Inc.	$32,948	$42,418

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended March 31,
	2013	2012
Net income	$33,416	$43,190
Other comprehensive income, net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $428 and $375	776	710
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $833 and $2,550	1,356	4,249
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreement	—	988
Foreign currency translation adjustments	1,586	15,799

Total other comprehensive income, net of tax	3,718	21,746

Total comprehensive income, net of tax	37,134	64,936
Comprehensive income attributable to noncontrolling interests	(512)	(682)

Comprehensive income attributable to Cinemark USA, Inc.	$36,622	$64,254

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net income	$33,416	$43,190
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	38,070	35,787
Amortization of intangible and other assets and favorable/unfavorable leases	962	1,029
Amortization of long-term prepaid rents	650	534
Amortization of debt issue costs	1,386	1,197
Amortization of deferred revenues, deferred lease incentives and other	(2,552)	(2,212)
Amortization of accumulated other comprehensive loss related to interest rate swap agreement	—	988
Fair value change in interest rate swap agreements not designated as hedges	—	(268)
Amortization of bond discount	247	226
Impairment of long-lived assets	844	185
Share based awards compensation expense	3,248	3,140
(Gain) loss on sale of assets and other	(342)	836
Deferred lease expenses	890	1,123
Deferred income tax expenses	(19,165)	(2,358)
Equity in income of affiliates	(2,421)	(1,790)
Distributions from equity investees	2,290	2,658
Changes in assets and liabilities and other	(14,981)	13,068

Net cash provided by operating activities	42,542	97,333
Investing activities
Additions to theatre properties and equipment	(36,889)	(46,984)
Proceeds from sale of theatre properties and equipment and other	8,006	39
Acquisition of theatre in U.S.	—	(14,080)
Investment in DCIP and other	(2,312)	(309)

Net cash used for investing activities	(31,195)	(61,334)
Financing activities
Dividends paid to parent	(24,000)	(23,750)
Payroll taxes paid as a result of restricted stock withholdings	(3,254)	(2,700)
Repayments of long-term debt	(2,381)	(3,034)
Payments on capital leases	(2,645)	(2,277)
Other	3,341	(227)

Net cash used for financing activities	(28,939)	(31,988)
Effect of exchange rate changes on cash and cash equivalents	(672)	2,970

Increase (decrease) in cash and cash equivalents	(18,264)	6,981
Cash and cash equivalents:
Beginning of period	742,095	521,253

End of period	$723,831	$528,234

Supplemental information (see Note 16)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

1. The Company and Basis of Presentation

Cinemark USA, Inc. and subsidiaries (the “Company”) is a leader in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the three months ended March 31, 2013.

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

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2012, included in the Annual Report on Form 10-K filed March 19, 2013 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be achieved for the full year.

2. New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, an amendment to FASB ASC Topic 350, Intangibles—Goodwill and Other (“ASU 2012-02”). The update provides an entity with the option first to assess qualitative factors in determining whether it is more likely than not that the indefinite-lived intangible asset is impaired. After assessing the qualitative factors, if an entity determines that it is not more likely than not that the indefinite-lived intangible asset is impaired, the entity is not required to take further action. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted. The adoption of ASU 2012-02 did not have a significant impact on our condensed consolidated financial statements.

During February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 amended existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. ASU 2013-02 requires prospective adoption and affects financial statement disclosures only. For public entities, the new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a significant impact on our condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

3. Income Taxes

During the three months ended March 31, 2013, the Company recorded income tax expense of approximately $10,831, which resulted in an approximate effective tax rate of 24.5%. The effective tax rate reflects the impact of items related to the Company’s Mexico subsidiaries.

4. Long-Term Debt Activity

Amended Senior Secured Credit Facility

On December 18, 2012, Cinemark USA, Inc. amended and restated its senior secured credit facility to include a seven year $700,000 term loan and a five year $100,000 revolving credit line, referred to herein as the Amended Senior Secured Credit Facility. The proceeds from the Amended Senior Secured Credit Facility, combined with a portion of the proceeds from the 5.125% Senior Notes discussed below, were used to refinance the Company’s former senior secured credit facility. The term loan under the Amended Senior Secured Credit Facility matures in December 2019. The revolving credit line matures in December 2017. Quarterly principal payments in the amount of $1,750 are due on the term loan through September 2019, with the remaining principal of $652,750 due on December 18, 2019.

5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400,000 aggregate principal amount of 5.125% senior notes due 2022, at par value, referred to herein as the 5.125% Senior Notes. A portion of the proceeds were used to refinance a portion of the former senior secured credit facility and the remainder is expected to be used to fund the purchase price for the Rave Acquisition (see Note 5) and for general corporate purposes. Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year, beginning June 15, 2013. The notes mature on December 15, 2022.

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB Accounting Standards Codification (“ASC”) Topic 820-10-35, Fair Value Measurement. The carrying value of the Company’s long-term debt was $1,761,784 and $1,764,010 as of March 31, 2013 and December 31, 2012, respectively. The fair value of the Company’s long-term debt was $1,849,446 and $1,851,246 as of March 31, 2013 and December 31, 2012, respectively.

5. Acquisitions and Dispositions

Acquisition of Rave Theatres

During November 2012, the Company entered into an asset purchase agreement with Rave Real Property Holdco, LLC and certain of its subsidiaries, Rave Cinemas, LLC and RC Processing, LLC (collectively “Rave”), pursuant to which the Company will acquire 32 theatres with 483 screens located in 12 states. The estimated purchase price is approximately $240,000. The purchase price, the amount of which is subject to certain closing date adjustments, will consist of cash consideration and the assumption of certain liabilities. The transaction is expected to close during the second quarter of 2013, subject to the satisfaction of customary closing conditions for transactions of this type, including Department of Justice or Federal Trade Commission antitrust approval.

Disposition of Mexico Subsidiaries

During February 2013, the Company entered into a stock purchase agreement with Grupo Cinemex, S.A. De C.V. pursuant to which the Company will sell its Mexican subsidiaries, which consist of 31 theatres and 290 screens. The sales price, which will be paid in Mexican pesos and is subject to certain closing date adjustments, will be approximately $130,000, based on the exchange rate at March 31, 2013. The transaction, which is subject to review by the Mexican Federal Competition Commission, is expected to close during the second half of 2013.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

6. Equity

Below is a summary of changes in stockholder’s equity attributable to Cinemark USA, Inc., noncontrolling interests and total equity for the three months ended March 31, 2013 and 2012:

	Cinemark USA, Inc. Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2013	$1,085,293	$10,919	$1,096,212
Share based awards compensation expense	3,248	—	3,248
Tax benefit related to restricted stock vesting	3,452	—	3,452
Dividends paid to parent	(24,000)	—	(24,000)
Dividends paid to noncontrolling interests	—	(110)	(110)
Net income	32,948	468	33,416
Fair value adjustments on interest rate swap agreements designated as hedges, net of taxes of $428	776	—	776
Fair value adjustments on available-for-sale securities, net of taxes of $833	1,356	—	1,356
Foreign currency translation adjustments	1,542	44	1,586

Balance at March 31, 2013	$1,104,615	$11,321	$1,115,936

	Cinemark USA, Inc. Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2012	$1,014,531	$10,762	$1,025,293
Share based awards compensation expense	3,140	—	3,140
Tax benefit related to restricted stock vesting	1,361	—	1,361
Dividends paid to parent	(23,750)	—	(23,750)
Dividends paid to noncontrolling interests	—	(110)	(110)
Net income	42,418	772	43,190
Fair value adjustments on interest rate swap agreements designated as hedges, net of taxes of $375	710	—	710
Amortization of accumulated other comprehensive loss on terminated swap agreement	988	—	988
Fair value adjustments on available-for-sale securities, net of taxes of $2,550	4,249	—	4,249
Foreign currency translation adjustments	15,889	(90)	15,799

Balance at March 31, 2012	$1,059,536	$11,334	$1,070,870

7. Investment in National CineMedia

The Company has an investment in National CineMedia, LLC (“NCM”). NCM operates a digital in-theatre network in the U.S. for providing cinema advertising and non-film events. Upon joining NCM, the Company entered into an Exhibitor Services Agreement with NCM (“ESA”), pursuant to which NCM provides advertising, promotion and event services to our theatres. As described further in Note 4 to the Company’s financial statements as included in its 2012 Annual Report on Form 10-K, on February 13, 2007, National CineMedia, Inc. (“NCM, Inc.”), an entity that serves as the sole manager of NCM, completed an IPO of its common stock. In connection with the NCM Inc. initial public offering, the Company amended its operating agreement and the ESA. Following the NCM, Inc. IPO, the Company does not recognize undistributed equity in the earnings on its original NCM membership units (referred to herein as the Company’s Tranche 1 Investment) until NCM’s future net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company recognizes cash distributions it receives from NCM on its Tranche 1 Investment as a component of earnings as Distributions from NCM. The Company believes that the accounting model provided by ASC 323-10-35-22 for recognition of equity investee losses in excess of an investor’s basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment in NCM	Deferred Revenue	Distributions from NCM	Equity in Earnings	Other Revenue	Cash Received
Balance as of January 1, 2013	$78,123	$(241,305)
Receipt of common units due to annual common unit adjustment	8,869	(8,869)	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(1,817)	1,817
Receipt of excess cash distributions	(1,798)	—	(4,776)	—	—	6,574
Receipt under tax receivable agreement	(492)	—	(1,327)	—	—	1,819
Equity in earnings	866	—	—	(866)	—	—
Amortization of deferred revenue	—	1,113	—	—	(1,113)	—

Balance as of and for the period ended March 31, 2013	$85,568	$(249,061)	$(6,103)	$(866)	$(2,930)	$10,210

(1)

Amount includes the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $2,435.

During the three months ended March 31, 2013 and 2012, the Company recorded equity earnings of approximately $866 and $716, respectively.

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

During March 2013, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company received an additional 588,024 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value as part of its Tranche 2 Investment with a corresponding adjustment to deferred revenue of approximately $8,869. The deferred revenue will be recognized over the remaining term of the ESA, which is approximately 23 years. As of March 31, 2013, the Company owned a total of 18,682,668 common units of NCM, representing an ownership interest of approximately 16%.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is summary financial information for NCM for the year ended December 27, 2012 (financial information was not yet available for the three months ended March 29, 2013).

Year Ended December 27, 2012
Gross revenues	$448,760
Operating income	$191,839
Net earnings	$101,013

8. Investment in Digital Cinema Implementation Partners

On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. As of March 31, 2013, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP.

The Company has a variable interest in Kasima through the terms of its master equipment lease agreement; however, the Company has determined that it is not the primary beneficiary of Kasima, as the Company does not have the ability to direct the activities of Kasima that most significantly impact Kasima’s economic performance. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting. During the three months ended March 31, 2013 and 2012, the Company recorded equity income of $1,552 and $1,099, respectively, relating to this investment.

Below is a summary of changes in the Company’s investment in DCIP for the three months ended March 31, 2013:

Investment in
DCIP
Balance as of January 1, 2013	$23,012
Equity in income	1,552

Balance as of March 31, 2013	$24,564

The digital projection systems that are leased from Kasima are under an operating lease with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, the Company pays minimum annual rent of one thousand dollars per digital projection system for the first six and a half years from the effective date of the agreement and minimum annual rent of three thousand dollars per digital projection system beginning at six and a half years from the effective date through the end of the lease term. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum. As of March 31, 2013, the Company had 3,515 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company recorded equipment lease expense of approximately $1,966 and $1,929 during the three months ended March 31, 2013 and 2012, respectively, which is included in utilities and other costs on the condensed consolidated statements of income.

Below is summary financial information for DCIP for the year ended December 31, 2012 (financial information for the three months ended March 31, 2013 was not yet available).

Year Ended
December 31, 2012
Revenues	$166,017
Operating income	$102,663
Net income	$36,752

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

9. Investment in Marketable Securities – RealD

Under its license agreement with RealD, during 2010 and 2011, the Company earned an aggregate of 1,222,780 options to purchase shares of common stock upon installation of a certain number of 3-D systems as outlined in the license agreement. Upon vesting in these options, the Company recorded an investment in RealD with an offset to deferred lease incentive liability. During March 2011, the Company exercised all of its options to purchase shares of common stock in RealD for $0.00667 per share.

The Company accounts for its investment in RealD as a marketable security. The Company has determined that its RealD shares are available-for-sale securities in accordance with ASC Topic 320-10-35-1, therefore unrealized holding gains and losses are reported as a component of accumulated other comprehensive loss until realized.

As of March 31, 2013, the Company owned 1,222,780 shares in RealD, with an estimated fair value of $15,896, which is based on the closing price of RealD’s common stock on March 28, 2012, and falls under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. During the three months ended March 31, 2013, the Company recorded an unrealized holding gain of approximately $2,189, before taxes, as a component of accumulated other comprehensive loss on the condensed consolidated balance sheet.

Below is a summary of changes in the Company’s investment in RealD for the three months ended March 31, 2013:

Investment in
RealD
Balance as of January 1, 2013	$13,707
Unrealized holding gain	2,189

Balance as of March 31, 2013	$15,896

10. Share Based Awards

Stock Options – A summary of stock option activity and related information for Cinemark Holdings, Inc. stock options that are held by the Company’s employees for the three months ended March 31, 2013 is as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2013	22,022	$7.63
Exercised	(744)	$7.63

Outstanding at March 31, 2013	21,278	$7.63	$464

Options exercisable at March 31, 2013	21,278	$7.63	$464

All outstanding stock options were fully vested as of April 2, 2009. There were no stock options granted or forfeited during the three months ended March 31, 2013. The total intrinsic value of options exercised during the three months ended March 31, 2013 was $15. The Company recognized a tax benefit of approximately $6 during the three months ended March 31, 2013 related to these stock option exercises. Options outstanding at March 31, 2013 have an average remaining contractual life of approximately two years.

Restricted Stock – During the three months ended March 31, 2013, Cinemark Holdings, Inc. granted 185,821 shares of restricted stock to employees of the Company. The fair value of the restricted stock granted was determined based on the market value of Cinemark Holdings, Inc.’s common stock on the date of grant, which was $29.44 per share. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock awards. Certain of the restricted stock granted vests over three years based on continued service and the remaining restricted stock granted vests over four years based on continued service. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however the sale and transfer of the restricted shares is prohibited during the restriction period.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of restricted stock activity for the three months ended March 31, 2013:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	1,534,163	$18.85
Granted	185,821	$29.44
Vested	(408,140)	$14.91

Outstanding at March 31, 2013	1,311,844	$21.58

Unvested restricted stock at March 31, 2013	1,311,844	$21.58

The Company receives an income tax deduction upon vesting of the restricted stock awards. The total fair value of shares that vested during the three months ended March 31, 2013 was $11,893. The Company recognized a tax benefit of approximately $3,618 during the three months ended March 31, 2013 related to these vested shares.

The Company recorded compensation expense of $2,386 and $2,359 and Cinemark Holdings, Inc. recorded an additional $202 and $175 related to restricted stock awards during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the remaining unrecognized compensation expense related to restricted stock awards was $20,949 and the weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Restricted Stock Units – During the three months ended March 31, 2013, Cinemark Holdings, Inc. granted restricted stock units representing 115,107 hypothetical shares of common stock to employees of the Company. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the three fiscal year period ending December 31, 2015 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments as defined in the restricted stock unit award agreement. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the three year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the three year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the three year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. All payouts of restricted stock units that vest will be subject to an additional one year service requirement and will be paid in the form of common stock if the participant continues to provide services through March 2017, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the three months ended March 31, 2013 at each of the three target levels of financial performance (excluding forfeiture assumptions):

	Number of Shares Vesting	Value at Grant
at IRR of at least 8.5%	38,366	$1,129
at IRR of at least 10.5%	76,741	$2,259
at IRR of at least 12.5%	115,107	$3,389

Due to the fact that the IRR for the three year performance period could not be determined at the time of grant, the Company estimated that the most likely outcome is the achievement of the mid-point IRR level. The fair value of the restricted stock unit awards was determined based on the market value of Cinemark Holdings, Inc.’s common stock on the date of grant, which was $29.44 per share. The Company assumed a forfeiture rate of 5% for the restricted stock unit awards. If during the service period, additional information becomes available to lead the Company to believe a different IRR level will be achieved for the three-year performance period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis over the remaining service period.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

There were no forfeitures of restricted stock unit awards during the three months ended March 31, 2013. The Company recorded compensation expense of $862 and $781 related to restricted stock unit awards during the three months ended March 31, 2013 and 2012, respectively.

During the three months ended March 31, 2013, 279,697 restricted stock unit awards vested. Upon vesting, each restricted stock unit was converted into one share of Cinemark Holdings, Inc.’s common stock. In addition, Cinemark Holdings, Inc. paid approximately $889 in dividends on the vested restricted stock units, which represented dividends declared by Cinemark Holdings, Inc. that had accumulated on the awards since they were granted in 2009. The fair value of the restricted stock unit awards that vested during the three months ended March 31, 2013 was approximately $8,234. The Company recognized a tax benefit of approximately $3,458 during the three months ended March 31, 2013 related to these vested awards.

As of March 31, 2013, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $6,202. The weighted average period over which this remaining compensation expense will be recognized is approximately two years. As of March 31, 2013, the Company had restricted stock units outstanding that represented a total of 830,081 hypothetical shares of common stock, assuming the maximum IRR level is achieved for each of the grants.

11. Interest Rate Swap Agreements

The Company is currently a party to three interest rate swap agreements that qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on the Company’s condensed consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive loss and the ineffective portion reported in earnings. The changes in fair values are reclassified from accumulated other comprehensive loss into earnings in the same period that the hedged items affect earnings. For the three months ended March 31, 2013 and 2012, the Company reclassified approximately $1,412 and $3,107, respectively, from accumulated other comprehensive loss into earnings.

The valuation technique used to determine fair value is the income approach and under this approach, the Company uses projected future interest rates as provided by counterparties to the interest rate swap agreements and the fixed rates that the Company is obligated to pay under these agreements. Therefore, the Company’s measurements use significant unobservable inputs, which fall in Level 3 of the U.S. GAAP hierarchy as defined by FASB ASC Topic 820-10-35. There were no changes in valuation techniques during the period and no transfers in or out of Level 3. See Note 15 for a summary of unrealized gains or losses recorded in accumulated other comprehensive loss and earnings.

Below is a summary of the Company’s current interest rate swap agreements designated as cash flow hedges as of March 31, 2013:

Nominal Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	Current Liability (1)	Long-Term Liability (2)	Estimated Total Fair Value at March 31, 2013
$175,000	December 2010	1.3975%	1-Month LIBOR	September 2015	1,915	2,575	4,490
$175,000	December 2010	1.4000%	1-Month LIBOR	September 2015	1,950	2,608	4,558
$100,000	November 2011	1.7150%	1-Month LIBOR	April 2016	1,434	2,506	3,940

$450,000					$5,299	$7,689	$12,988

(1)	Included in accounts payable and accrued expenses on the condensed consolidated balance sheet as of March 31, 2013.
(2)	Included in other long-term liabilities on the condensed consolidated balance sheet as of March 31, 2013.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company amortized approximately $988 to interest expense during the three months ended March 31, 2012 related to a previously terminated interest rate swap agreement. The accumulated other comprehensive loss related to the terminated interest rate swap agreement became fully amortized in August 2012. See Note 14 for additional information about the Company’s fair value measurements related to its interest rate swap agreements.

12. Goodwill and Other Intangible Assets

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2013 (1)	$956,997	$193,814	$1,150,811
Foreign currency translation adjustments	—	684	684

Balance at March 31, 2013 (1)	$956,997	$194,498	$1,151,495

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.

The Company evaluates goodwill for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill might exceed its estimated fair value. The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. The Company considers the reporting unit to be each of its sixteen regions in the U.S. and each of its eight countries internationally (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit). Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was seven and a half times for the evaluation performed during the fourth quarter of 2012.

No events or changes in circumstances occurred during the three months ended March 31, 2013 that indicated the carrying value of goodwill might exceed its estimated fair value.

Intangible assets consisted of the following:

	January 1,			March 31,
	2013	Amortization	Other (1)	2013
Intangible assets with finite lives:
Gross carrying amount	$71,921	$—	$(1,175)	$70,746
Accumulated amortization	(51,354)	(1,048)	810	(51,592)

Total net intangible assets with finite lives	$20,567	$(1,048)	$(365)	$19,154
Intangible assets with indefinite lives:
Tradename	310,174	—	386	310,560

Total intangible assets – net	$330,741	$(1,048)	$21	$329,714

(1)	Consists primarily of foreign currency translation adjustments.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Estimated aggregate future amortization expense for intangible assets is as follows:

For the nine months ended December 31, 2013	$3,150
For the twelve months ended December 31, 2014	3,644
For the twelve months ended December 31, 2015	3,351
For the twelve months ended December 31, 2016	3,128
For the twelve months ended December 31, 2017	2,498
Thereafter	3,383

Total	$19,154

13. Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of approximately twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the three months ended March 31, 2013 and 2012. As of March 31, 2013, the estimated aggregate fair value of the long-lived assets impaired during the three months ended March 31, 2013 was $794.

The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

	Three Months Ended
	March 31,
	2013	2012
United States theatre properties	$119	$66
International theatre properties	725	119

Subtotal	$844	$185
Intangible assets	—	—

Impairment of long-lived assets	$844	$185

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

Level 2 – other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3 – unobservable and should be used to measure fair value to the extent that observable inputs are not available.

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of March 31, 2013:

	Carrying Value	Fair Value
Description		Level 1	Level 2	Level 3
Interest rate swap liabilities – current (see Note 11)	$(5,299)	$—	$—	$(5,299)
Interest rate swap liabilities – long term (see Note 11)	$(7,689)	$—	$—	$(7,689)
Investment in RealD (see Note 9)	$15,896	$15,896	$—	$—

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2012:

	Carrying Value	Fair Value
Description		Level 1	Level 2	Level 3
Interest rate swap liabilities – current (see Note 11)	$(5,503)	$—	$—	$(5,503)
Interest rate swap liabilities – long term (see Note 11)	$(8,689)	$—	$—	$(8,689)
Investment in RealD (see Note 9)	$13,707	$13,707	$—	$—

Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Liabilities
	2013	2012
Beginning balances – January 1	$14,192	$16,576
Total gain included in accumulated other comprehensive loss	(1,204)	(1,085)
Total gain included in earnings	—	(268)

Ending balances – March 31	$12,988	$15,223

The Company also uses fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 12 and Note 13). There were no changes in valuation techniques during the period. There were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2013.

15. Foreign Currency Translation

The accumulated other comprehensive loss account in stockholder’s equity of $37,698 and $34,024 at December 31, 2012 and March 31, 2013, respectively, includes cumulative foreign currency adjustments of $31,331 and $29,789, respectively, from translating the financial statements of the Company’s international subsidiaries, and also includes the change in fair values of the Company’s interest rate swap agreements that are designated as hedges and the change in fair value of the Company’s available-for-sale securities.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of the impact of translating the March 31, 2013 financial statements of certain of the Company’s international subsidiaries:

				Other
				Comprehensive
				Income (Loss) For The
	Exchange Rate as of		Total Assets at	Three Months Ended
Country	March 31, 2013	December 31, 2012	March 31, 2013	March 31, 2013
Brazil	2.03	2.05	$334,374	$2,860
Mexico	12.33	13.02	$118,434	4,821
Argentina	5.14	4.91	$129,019	(4,294)
Colombia	1,832.20	1,768.23	$46,193	(1,244)
Peru	2.65	2.56	$38,223	(1,252)
All other				651

				$1,542

16. Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Three Months Ended
	March 31,
	2013	2012
Cash paid for interest	$11,019	$15,876
Cash paid for income taxes, net of refunds received	$16,692	$4,045
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$(2,050)	$(9,711)
Theatre properties acquired under capital lease	$6,985	$3,569
Change in fair market values of interest rate swap agreements, net of taxes	$776	$978
Investment in NCM – receipt of common units (see Note 7)	$8,869	$9,137
Change in fair market value of available-for-sale securities, net of taxes (see Note 9)	$1,356	$4,249

(1)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2012 and March 31, 2013 were $4,685 and $6,735, respectively.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended March 31,
	2013	2012
Revenues
U.S.	$366,363	$411,225
International	184,193	169,875
Eliminations	(2,783)	(2,282)

Total revenues	$547,773	$578,818

Adjusted EBITDA
U.S.	$80,443	$104,621
International	36,178	36,035

Total Adjusted EBITDA	$116,621	$140,656

Capital expenditures
U.S.	$6,156	$19,694
International	30,733	27,290

Total capital expenditures	$36,889	$46,984

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
	2013	2012
Net income	$33,416	$43,190
Add (deduct):
Income taxes	10,831	28,121
Interest expense (1)	32,606	32,133
Other income (2)	(4,554)	(5,422)
Depreciation and amortization(3)	39,032	36,816
Impairment of long-lived assets	844	185
(Gain) loss on sale of assets and other	(342)	836
Deferred lease expenses	890	1,123
Amortization of long-term prepaid rents	650	534
Share based awards compensation expense	3,248	3,140

Adjusted EBITDA	$116,621	$140,656

(1)	Includes amortization of debt issue costs.
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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended
	March 31,
Revenues	2013	2012
U.S.	$366,363	$411,225
Brazil	82,117	78,398
Other international countries	102,076	91,477
Eliminations	(2,783)	(2,282)

Total	$547,773	$578,818

Theatre Properties and Equipment-net	March 31, 2013	December 31, 2012
U.S.	$925,482	$940,922
Brazil	205,652	190,990
Other international countries	173,505	173,046

Total	$1,304,639	$1,304,958

18. Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is Cinemark Holdings, Inc.’s Chairman of the Board and directly and indirectly owns approximately 9% of Cinemark Holdings, Inc.’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $118 and $124 of management fee revenues during the three months ended March 31, 2013 and 2012, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company leases 18 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 19 leases, 16 have fixed minimum annual rent. The three leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. For the three months ended March 31, 2013 and 2012, the Company paid total rent of approximately $5,809 and $4,425, respectively, to Syufy.

The Company has paid certain fees and expenses on behalf of its parent, Cinemark Holdings, Inc., and Cinemark Holdings, Inc. has paid income taxes and other items on behalf of the Company. The net receivable from Cinemark Holdings, Inc. as of March 31, 2013 and December 31, 2012 was $6,424 and $0, respectively.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

20. Condensed Consolidating Financial Information of Subsidiary Guarantors

As of March 31, 2013, the Company had outstanding $470,000 aggregate principal amount of 8.625% senior notes due 2019, or the 8.625% Senior Notes, $400,000 aggregate principal amount of 5.125% senior notes due 2022, or the 5.125% Senior Notes, and $200,000 aggregate principal amount of 7.375% senior subordinated notes due 2021, or the Senior Subordinated Notes (collectively the “Notes”). The condensed consolidating financial statement information for the three months ended March 31, 2012 have been recast to reflect the subsidiary guarantors as of December 31, 2012. These Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the following subsidiaries of Cinemark USA, Inc.:

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

The following supplemental condensed consolidating financial information presents:

1.	Condensed consolidating balance sheet information as of December 31, 2012 and March 31, 2013, condensed consolidating statements of income information for the three months ended March 31, 2012 and 2013, condensed consolidating statements of comprehensive income information for the three months ended March 31, 2012 and 2013 and condensed consolidating statements of cash flows information for the three months ended March 31, 2012 and 2013.

2.	Cinemark USA, Inc. (the “Parent” and “Issuer”), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method of accounting and therefore, the Parent column reflects the equity income of its Guarantor Subsidiaries and Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Guarantor Subsidiaries and Non-Guarantor Subsidiaries column. Additionally, the Guarantor Subsidiaries column reflects the equity income (loss) of its Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Non-Guarantor Subsidiaries column.

3.	Elimination entries necessary to consolidate the Parent and all of its Subsidiaries

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

DECEMBER 31, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$305,627	$193,863	$242,605	$—	$742,095
Other current assets	52,358	14,599	76,834	(41,294)	102,497
Accounts receivable from parent and/or subsidiaries	338,278	—	—	(338,278)	—

Total current assets	696,263	208,462	319,439	(379,572)	844,592
Theatre properties and equipment – net	341,091	580,595	383,272	—	1,304,958
Investment in subsidiaries	1,087,263	423,812	—	(1,511,075)	—
Other assets	1,185,478	140,192	393,670	(6,478)	1,712,862

Total assets	$3,310,095	$1,353,061	$1,096,381	$(1,897,125)	$3,862,412

Liabilities and equity
Current liabilities
Current portion of long-term debt	$7,000	$—	$2,546	$—	$9,546
Current portion of capital lease obligations	2,070	6,682	2,312	—	11,064
Accounts payable and accrued expenses	119,057	84,235	150,044	(36,755)	316,581
Accounts payable to parent or subsidiaries	—	273,776	64,502	(338,278)	—

Total current liabilities	128,127	364,693	219,404	(375,033)	337,191
Long-term liabilities
Long-term debt, less current portion	1,754,464	—	—		1,754,464
Capital lease obligations, less current portion	28,182	85,765	25,160	—	139,107
Other long-term liabilities and deferrals	314,029	83,590	148,836	(11,017)	535,438

Total long-term liabilities	2,096,675	169,355	173,996	(11,017)	2,429,009
Commitments and contingencies
Equity
Cinemark USA, Inc.‘s stockholder’s equity:
Common stock	49,543	457,368	10,218	(467,586)	49,543
Other stockholder’s equity	1,035,750	361,645	681,844	(1,043,489)	1,035,750

Total Cinemark USA, Inc. stockholder’s equity	1,085,293	819,013	692,062	(1,511,075)	1,085,293
Noncontrolling interests	—	—	10,919	—	10,919

Total equity	1,085,293	819,013	702,981	(1,511,075)	1,096,212

Total liabilities and equity	$3,310,095	$1,353,061	$1,096,381	$(1,897,125)	$3,862,412

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

MARCH 31, 2013

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$287,560	$211,615	$224,656	$—	$723,831
Other current assets	46,898	14,185	59,253	(26,226)	94,110
Accounts receivable from parent and/or subsidiaries	362,569	—	—	(356,145)	6,424

Total current assets	697,027	225,800	283,909	(382,371)	824,365
Theatre properties and equipment – net	332,055	574,425	398,159	—	1,304,639
Investment in subsidiaries	1,132,854	434,286	—	(1,567,140)	—
Other assets	1,185,442	139,085	412,192	(4,904)	1,731,815

Total assets	$3,347,378	$1,373,596	$1,094,260	$(1,954,415)	$3,860,819

Liabilities and equity
Current liabilities
Current portion of long-term debt	$7,000	$—	$1,824	$—	$8,824
Current portion of capital lease obligations	2,127	7,191	2,264	—	11,582
Accounts payable and accrued expenses	147,785	66,838	106,999	(21,416)	300,206
Accounts payable to parent or subsidiaries	—	275,688	80,457	(356,145)	—

Total current liabilities	156,912	349,717	191,544	(377,561)	320,612
Long-term liabilities
Long-term debt, less current portion	1,752,960	—	—		1,752,960
Capital lease obligations, less current portion	27,630	90,635	24,895	—	143,160
Other long-term liabilities and deferrals	305,261	83,039	149,565	(9,714)	528,151

Total long-term liabilities	2,085,851	173,674	174,460	(9,714)	2,424,271
Commitments and contingencies
Equity
Cinemark USA, Inc.‘s stockholder’s equity:
Common stock	49,543	457,368	10,218	(467,586)	49,543
Other stockholder’s equity	1,055,072	392,837	706,717	(1,099,554)	1,055,072

Total Cinemark USA, Inc. stockholder’s equity	1,104,615	850,205	716,935	(1,567,140)	1,104,615
Noncontrolling interests	—	—	11,321	—	11,321

Total equity	1,104,615	850,205	728,256	(1,567,140)	1,115,936

Total liabilities and equity	$3,347,378	$1,373,596	$1,094,260	$(1,954,415)	$3,860,819

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED MARCH 31, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$160,850	$249,596	$175,885	$(7,513)	$578,818
Cost of operations
Theatre operating expenses	126,725	168,888	129,329	(7,513)	417,429
General and administrative expenses	4,186	17,694	11,681	—	33,561
Depreciation and amortization	8,770	14,218	13,828	—	36,816
Impairment of long-lived assets	22	44	119	—	185
(Gain) loss on sale of assets and other	312	586	(62)	—	836

Total cost of operations	140,015	201,430	154,895	(7,513)	488,827

Operating income	20,835	48,166	20,990	—	89,991

Other income (expense)
Interest expense	(28,776)	(2,606)	(790)	39	(32,133)
Distributions from NCM	1,383	—	6,648	—	8,031
Equity in income of affiliates	51,018	14,908	1,790	(65,926)	1,790
Other income	44	15	3,612	(39)	3,632

Total other income	23,669	12,317	11,260	(65,926)	(18,680)

Income before income taxes	44,504	60,483	32,250	(65,926)	71,311
Income taxes	2,086	17,320	8,715	—	28,121

Net income	42,418	43,163	23,535	(65,926)	43,190
Less: Net income attributable to noncontrolling interests	—	—	772	—	772

Net income attributable to Cinemark USA, Inc.	$42,418	$43,163	$22,763	$(65,926)	$42,418

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED MARCH 31, 2013

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$142,781	$224,204	$189,614	$(8,826)	$547,773
Cost of operations
Theatre operating expenses	117,543	154,419	141,695	(8,826)	404,831
General and administrative expenses	5,366	18,006	13,840	—	37,212
Depreciation and amortization	8,732	15,436	14,864	—	39,032
Impairment of long-lived assets	34	85	725	—	844
(Gain) loss on sale of assets and other	215	(142)	(415)	—	(342)

Total cost of operations	131,890	187,804	170,709	(8,826)	481,577

Operating income	10,891	36,400	18,905	—	66,196
Other income (expense)
Interest expense	(28,453)	(2,478)	(1,675)	—	(32,606)
Distributions from NCM	125	—	5,978	—	6,103
Equity in income of affiliates	45,762	19,361	2,421	(65,123)	2,421
Other income	18	3	2,112	—	2,133

Total other income	17,452	16,886	8,836	(65,123)	(21,949)

Income before income taxes	28,343	53,286	27,741	(65,123)	44,247
Income taxes	(4,605)	13,210	2,226	—	10,831

Net income	32,948	40,076	25,515	(65,123)	33,416
Less: Net income attributable to noncontrolling interests	—	—	468	—	468

Net income attributable to Cinemark USA, Inc.	$32,948	$40,076	$25,047	$(65,123)	$32,948

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

THREE MONTHS ENDED MARCH 31, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$42,418	$43,163	$23,535	$(65,926)	$43,190
Other comprehensive income, net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $375	710	—	—	—	710
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $2,550	4,249	—	—	—	4,249
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreement	988	—	—	—	988
Foreign currency translation adjustments	15,889	—	15,799	(15,889)	15,799

Total other comprehensive income, net of tax	21,836	—	15,799	(15,889)	21,746

Total comprehensive income, net of tax	$64,254	$43,163	$39,334	$(81,815)	$64,936
Comprehensive income attributable to noncontrolling interests	—	—	(682)	—	(682)

Comprehensive income attributable to Cinemark USA, Inc.	$64,254	$43,163	$38,652	$(81,815)	$64,254

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

THREE MONTHS ENDED MARCH 31, 2013

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$32,948	$40,076	$25,515	$(65,123)	$33,416
Other comprehensive income, net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $428	776	—	—	—	776
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $833	1,356	—	—	—	1,356
Foreign currency translation adjustments	1,542	—	1,586	(1,542)	1,586

Total other comprehensive income, net of tax	3,674	—	1,586	(1,542)	3,718

Total comprehensive income, net of tax	$36,622	$40,076	$27,101	$(66,665)	$37,134
Comprehensive income attributable to noncontrolling interests	—	—	(512)	—	(512)

Comprehensive income attributable to Cinemark USA, Inc.	$36,622	$40,076	$26,589	$(66,665)	$36,622

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$42,418	$43,163	$23,535	$(65,926)	$43,190
Adjustments to reconcile net income to cash provided by operating activities	(42,173)	3,061	14,261	65,926	41,075
Changes in assets and liabilities and other	35,515	(21,574)	(873)	—	13,068

Net cash provided by operating activities	35,760	24,650	36,923	—	97,333
Investing activities
Additions to theatre properties and equipment	(12,214)	(7,196)	(27,574)	—	(46,984)
Proceeds from sale of theatre properties and equipment	—	7	32	—	39
Acquisition of theatre in U.S.	—	(14,080)	—	—	(14,080)
Net transactions with affiliates	2,413	2	—	(2,415)	—
Other	—	—	(309)	—	(309)

Net cash used for investing activities	(9,801)	(21,267)	(27,851)	(2,415)	(61,334)
Financing activities
Dividends paid to parent	(23,750)	—	(2,415)	2,415	(23,750)
Payroll taxes paid as a result of restricted stock withholdings	—	(2,700)	—	—	(2,700)
Repayments of other long-term debt	(2,311)	—	(723)	—	(3,034)
Payments on capital leases	(442)	(1,390)	(445)	—	(2,277)
Other	(227)	—	—	—	(227)

Net cash used for financing activities	(26,730)	(4,090)	(3,583)	2,415	(31,988)
Effect of exchange rate changes on cash and cash equivalents	—	—	2,970	—	2,970

Increase (decrease) in cash and cash equivalents	(771)	(707)	8,459	—	6,981
Cash and cash equivalents:
Beginning of year	101,175	202,621	217,457	—	521,253

End of year	$100,404	$201,914	$225,916	$—	$528,234

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2013

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$32,948	$40,076	$25,515	$(65,123)	$33,416
Adjustments to reconcile net income to cash provided by operating activities	(56,550)	(1,072)	16,606	65,123	24,107
Changes in assets and liabilities and other	27,255	(18,939)	(23,297)	—	(14,981)

Net cash provided by operating activities	3,653	20,065	18,824	—	42,542
Investing activities
Additions to theatre properties and equipment	(692)	(5,397)	(30,800)	—	(36,889)
Proceeds from sale of theatre properties and equipment and other	52	7,943	11	—	8,006
Net transactions with affiliates	1,713	2	—	(1,715)	—
Other	—	—	(2,312)	—	(2,312)

Net cash provided by (used for) investing activities	1,073	2,548	(33,101)	(1,715)	(31,195)
Financing activities
Dividends paid to parent	(24,000)	—	(1,715)	1,715	(24,000)
Repayments of long-term debt	(1,750)	—	(631)	—	(2,381)
Payments on capital leases	(494)	(1,607)	(544)	—	(2,645)
Other	3,451	(3,254)	(110)	—	87

Net cash used for financing activities	(22,793)	(4,861)	(3,000)	1,715	(28,939)
Effect of exchange rate changes on cash and cash equivalents	—	—	(672)	—	(672)

Increase (decrease) in cash and cash equivalents	(18,067)	17,752	(17,949)	—	(18,264)
Cash and cash equivalents:
Beginning of year	305,627	193,863	242,605	—	742,095

End of year	$287,560	$211,615	$224,656	$—	$723,831

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. As of March 31, 2013, we managed our business under two reportable operating segments — U.S. markets and international markets. See Note 17 to our condensed consolidated financial statements.

We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing promotions, meeting rentals and electronic video games located in some of our theatres. Our contracts with NCM have assisted us in expanding our offerings to domestic advertisers and broadening ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of our domestic theatres for alternative entertainment, such as live and pre-recorded sports programs, concert events, the opera, and other special presentations. Our revenues are affected by changes in attendance and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Films leading the box office during the three months ended March 31, 2013 included Oz: The Great and Powerful, Identity Thief, Silver Linings Playbook, Zero Dark Thirty, G.I. Joe: Retaliation, The Croods and Django Unchained, among other films. Films currently scheduled for release during the remainder of 2013 include sequels such as The Hunger Games: Catching Fire, The Hobbit: The Desolation of Smaug, Iron Man 3, The Hangover 3, Monsters University, Despicable Me 2, Star Trek Into Darkness and Fast & Furious 6 and highly anticipated original titles such as Man of Steel, Oblivion, Pacific Rim, Frozen, Lone Ranger and World War Z, among other films.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating data and the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income:

	Three Months Ended March 31,
	2013	2012
Operating data (in millions):
Revenues
Admissions	$349.4	$373.8
Concession	172.4	179.8
Other	26.0	25.2

Total revenues	$547.8	$578.8
Cost of operations
Film rentals and advertising	180.0	195.4
Concession supplies	28.0	28.5
Salaries and wages	58.5	58.5
Facility lease expense	69.6	68.5
Utilities and other	68.8	66.5
General and administrative expenses	37.2	33.6
Depreciation and amortization	39.0	36.8
Impairment of long-lived assets	0.8	0.2
(Gain) loss on sale of assets and other	(0.3)	0.8

Total cost of operations	481.6	488.8

Operating income	$66.2	$90.0

Operating data as a percentage of total revenues:
Revenues
Admissions	63.8%	64.6%
Concession	31.5%	31.1%
Other	4.7%	4.3%

Total revenues	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	51.5%	52.3%
Concession supplies	16.2%	15.9%
Salaries and wages	10.7%	10.1%
Facility lease expense	12.7%	11.8%
Utilities and other	12.6%	11.5%
General and administrative expenses	6.8%	5.8%
Depreciation and amortization	7.1%	6.4%
Impairment of long-lived assets	0.1%	0.0%
(Gain) loss on sale of assets and other	(0.1)%	0.1%
Total cost of operations	87.9%	84.5%
Operating income	12.1%	15.5%

Average screen count (month end average)	5,249	5,169

Revenues per average screen (dollars)	$104,368	$112,011

(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended March 31, 2013 versus March 31, 2012

Revenues. Total revenues decreased $31.0 million to $547.8 million for the three months ended March 31, 2013 (“first quarter of 2013”) from $578.8 million for the three months ended March 31, 2012 (“first quarter of 2012”), representing a 5.4% decrease. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Admissions revenues(1)	$234.6	$266.6	(12.0)%	$114.8	$107.2	7.1%	$349.4	$373.8	(6.5)%
Concession revenues(1)	$118.0	$131.3	(10.1)%	$54.4	$48.5	12.2%	$172.4	$179.8	(4.1)%
Other revenues(1)(2)	$11.0	$11.1	(0.9)%	$15.0	$14.1	6.4%	$26.0	$25.2	3.2%
Total revenues (1)(2)	$363.6	$409.0	(11.1)%	$184.2	$169.8	8.5%	$547.8	$578.8	(5.4)%
Attendance(1)	34.7	39.8	(12.8)%	22.7	21.7	4.6%	57.4	61.5	(6.7)%

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 17 of our condensed consolidated financial statements.

•

U.S. The decrease in admissions revenues of $32.0 million was attributable to a 12.8% decrease in attendance partially offset by a 0.9% increase in average ticket price from $6.70 for the first quarter of 2012 to $6.76 for the first quarter of 2013. The decrease in concession revenues of $13.3 million was attributable to the 12.8% decrease in attendance partially offset by a 3.0% increase in concession revenues per patron from $3.30 for the first quarter of 2012 to $3.40 for the first quarter of 2013. The decrease in attendance was primarily due to fewer blockbuster films released during the first quarter of 2013 compared to the films released during the first quarter of 2012, which included The Hunger Games and Dr. Seuss’ The Lorax. The increase in concession revenues per patron was primarily due to incremental sales and price increases.

•

International. The increase in admissions revenues of $7.6 million was attributable to a 4.6% increase in attendance and a 2.4% increase in average ticket price from $4.94 for the first quarter of 2012 to $5.06 for the first quarter of 2013. The increase in concession revenues of $5.9 million was attributable to the 4.6% increase in attendance and a 7.1% increase in concession revenues per patron from $2.24 for the first quarter of 2012 to $2.40 for the first quarter of 2013. The increase in attendance was primarily due to new theatres. The increase in average ticket price was primarily due to price increases. The increase in concession revenues per patron was primarily due to incremental sales and price increases.

Cost of Operations. The table below summarizes certain of our year-over-year theatre operating costs by reportable operating segment (in millions).

	U.S. Operating Segment		International Operating Segment		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012	2013	2012
Film rentals and advertising	$124.6	$144.1	$55.4	$51.3	$180.0	$195.4
Concession supplies	15.8	16.9	12.2	11.6	28.0	28.5
Salaries and wages	39.7	41.6	18.8	16.9	58.5	58.5
Facility lease expense	46.9	47.7	22.7	20.8	69.6	68.5
Utilities and other	42.8	44.3	26.0	22.2	68.8	66.5

•

U.S. Film rentals and advertising costs were $124.6 million, or 53.1% of admissions revenues, for the first quarter of 2013 compared to $144.1 million, or 54.1% of admissions revenues, for the first quarter of 2012. The decrease in film rentals and advertising costs of $19.5 million was due to the $32.0 million decrease in admissions revenues and a decrease in the film rentals and advertising rate. The decrease in the film rentals and advertising rate was primarily due to fewer blockbuster films released during the first quarter of 2013 compared to the first quarter of 2012. Concession supplies expense was $15.8 million, or 13.4% of concession revenues, for the first quarter of 2013 compared to $16.9 million, or 12.9% of concession revenues, for the first quarter of 2012. The increase in the concession supplies rate was primarily due to increases in inventory procurement costs.

Salaries and wages decreased to $39.7 million for the first quarter of 2013 from $41.6 million for the first quarter of 2012 primarily due to decreased staffing levels related to the 12.8% decrease in attendance. Facility lease expense decreased to $46.9 million for the first quarter of 2013 from $47.7 million for the first quarter of 2012 primarily due to a decrease in percentage rent expense. Utilities and other costs decreased to $42.8 million for the first quarter of 2013 from $44.3 million for the first quarter of 2012 primarily due to decreases in utility costs, property taxes and 3D equipment rental fees, partially offset by increased security expenses.

•

International. Film rentals and advertising costs were $55.4 million, or 48.3% of admissions revenues, for the first quarter of 2013 compared to $51.3 million, or 47.9% of admissions revenues, for the first quarter of 2012. Concession supplies expense was $12.2 million, or 22.4% of concession revenues, for the first quarter of 2013 compared to $11.6 million, or 23.9% of concession revenues, for the first quarter of 2012. The decrease in the concession supplies rate is due to the mix of products sold during the first quarter of 2013 compared to the first quarter of 2012 and the impact of concession price increases.

Salaries and wages increased to $18.8 million for the first quarter of 2013 from $16.9 million for the first quarter of 2012 primarily due to increased wage rates and new theatres. Facility lease expense increased to $22.7 million for the first quarter of 2013 from $20.8 million for the first quarter of 2012 primarily due to increased percentage rent expense. Utilities and other costs increased to $26.0 million for the first quarter of 2013 from $22.2 million for the first quarter of 2012 primarily due to increased property taxes and travel expenses.

General and Administrative Expenses. General and administrative expenses increased to $37.2 million for the first quarter of 2013 from $33.6 million for the first quarter of 2012. The increase was primarily due to increased salaries and incentive compensation expense of approximately $1.8 million and increased professional fees of approximately $1.5 million, which was primarily related to the Rave Acquisition (see Note 5 to the condensed consolidated financial statements.)

Depreciation and Amortization. Depreciation and amortization expense was $39.0 million during the first quarter of 2013 compared to $36.8 million during the first quarter of 2012. The increase was primarily due to new theatres.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $0.8 million during the first quarter of 2013 compared to $0.2 million during the first quarter of 2012. Impairment charges for the first quarter of 2013 consisted of U.S. and international theatre properties, impacting three of our twenty-four reporting units. Impairment charges for the first quarter of 2012 consisted of U.S. and international theatre properties, impacting four of our twenty-four reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 13 to our condensed consolidated financial statements.

(Gain) Loss on Sale of Assets and Other. We recorded a gain on sale of assets and other of $0.3 million during the first quarter of 2013 compared to a loss of $0.8 million during the first quarter of 2012.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $32.6 million during the first quarter of 2013 compared to $32.1 million during the first quarter of 2012. The increase was primarily due to the issuance of senior notes in December of 2012 partially offset by the lower senior secured credit facility level and the expiration of two interest rate swap agreements. See Note 4 to our condensed consolidated financial statements for further discussion of our recent long-term debt activity.

Distributions from NCM. We recorded distributions from NCM of $6.1 million during the first quarter of 2013 compared to $8.0 million during the first quarter of 2012, which were in excess of the carrying value of our Tranche 1 investment. See Note 7 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $2.4 million during the first quarter of 2013 compared to $1.8 million during the first quarter of 2012. The equity in income of affiliates recorded during the first quarter of 2013 primarily consisted of income of approximately $1.5 million related to our equity investment in DCIP (see Note 8 to our condensed consolidated financial statements) and income of approximately $0.9 million related to our equity investment in NCM (see Note 7 to our condensed consolidated financial statements). The equity in income of affiliates recorded during the first quarter of 2012 primarily consisted of income of approximately $1.1 million related to our equity investment in DCIP and income of approximately $0.7 million related to our equity investment in NCM.

Income Taxes. Income tax expense of $10.8 million was recorded for the first quarter of 2013 compared to $28.1 million for the first quarter of 2012. The effective tax rate was approximately 24.5% for the first quarter of 2013 compared to 39.4% for the first quarter of 2012. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate. The effective tax rate for the three months ended March 31, 2013 reflects the impact of items related to our Mexico subsidiaries.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2013, we carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes from legal proceedings previously reported under “Business – Legal Proceedings” in the Company’s Annual Report on Form 10-K filed March 19, 2013.

Item 1A. Risk Factors

There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Annual Report on Form 10-K filed March 19, 2013.

Item 5. Other Information

As required by the indentures governing the Company’s 8.625% senior notes, the 5.125% senior notes and 7.375% senior subordinated notes, the Company has included in this filing, interim financial information for its subsidiaries that have been designated as unrestricted subsidiaries, as defined by the indentures. As required by these indentures, the Company has included a condensed consolidating balance sheet and condensed consolidating statements of income, comprehensive income and cash flows for the Company and its subsidiaries. These supplementary schedules separately identify the Company’s restricted subsidiaries and unrestricted subsidiaries as required by the Indentures.

Supplemental Schedules Specified by the Senior Notes Indentures and the Senior Subordinated Notes Indenture:

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

MARCH 31, 2013

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$609,979	$113,852	$—	$723,831
Other current assets	130,337	(29,803)	—	100,534

Total current assets	740,316	84,049	—	824,365
Theatre properties and equipment, net	1,304,639	—	—	1,304,639
Other assets	1,646,382	112,452	(27,019)	1,731,815

Total assets	$3,691,337	$196,501	$(27,019)	$3,860,819

Liabilities and equity
Current liabilities
Current portion of long-term debt	$8,824	$—	$—	$8,824
Current portion of capital lease obligations	11,582	—	—	11,582
Accounts payable and accrued expenses	300,206	—	—	300,206

Total current liabilities	320,612	—	—	320,612
Long-term liabilities
Long-term debt, less current portion	1,752,960	—	—	1,752,960
Capital lease obligations, less current portion	143,160	—	—	143,160
Other long-term liabilities and deferrals	423,634	104,517	—	528,151

Total long-term liabilities	2,319,754	104,517	—	2,424,271
Commitments and contingencies
Equity	1,050,971	91,984	(27,019)	1,115,936

Total liabilities and equity	$3,691,337	$196,501	$(27,019)	$3,860,819

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED MARCH 31, 2013

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Revenues	$547,773	$—	$—	$547,773
Cost of operations
Theatre operating costs	404,831	—	—	404,831
General and administrative expenses	37,212	—	—	37,212
Depreciation and amortization	39,032	—	—	39,032
Impairment of long-lived assets	844	—	—	844
Gain on sale of assets and other	(342)	—	—	(342)

Total cost of operations	481,577	—	—	481,577

Operating income	66,196	—	—	66,196
Other income (expense)	(30,369)	8,420	—	(21,949)

Income before income taxes	35,827	8,420	—	44,247
Income taxes	7,673	3,158	—	10,831

Net income	28,154	5,262	—	33,416
Less: Net income attributable to noncontrolling interests	468	—	—	468

Net income attributable to Cinemark USA, Inc.	$27,686	$5,262	$—	$32,948

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

THREE MONTHS ENDED MARCH 31, 2013

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Net income	$28,154	$5,262	$—	$33,416
Other comprehensive income, net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $428	776	—	—	776
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $833	1,356	—	—	1,356
Foreign currency translation adjustments	1,586	—	—	1,586

Total other comprehensive income, net of tax	3,718	—	—	3,718

Total comprehensive income, net of tax	31,872	5,262	—	37,134
Comprehensive income attributable to noncontrolling interests	(512)	—	—	(512)

Comprehensive income attributable to Cinemark USA, Inc.	$31,360	$5,262	$—	$36,622

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2013

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Operating activities
Net income	$28,154	$5,262	$—	$33,416
Adjustments to reconcile net income to cash provided by operating activities	24,238	(131)	—	24,107
Changes in assets and liabilities	(18,270)	3,289	—	(14,981)

Net cash provided by operating activities	34,122	8,420	—	42,542
Investing activities
Additions to theatre properties and equipment	(36,889)	—	—	(36,889)
Proceeds from sale of theatre properties and equipment and other	8,006	—	—	8,006
Investment in DCIP and other	—	(2,312)	—	(2,312)

Net cash used for investing activities	(28,883)	(2,312)	—	(31,195)
Financing activities
Dividends paid to parent	(24,000)	—	—	(24,000)
Repayments of long-term debt	(2,381)	—	—	(2,381)
Payments on capital leases	(2,645)	—	—	(2,645)
Other	87	—	—	87

Net cash used for financing activities	(28,939)	—	—	(28,939)
Effect of exchange rate changes on cash and cash equivalents	(672)	—	—	(672)

Increase (decrease) in cash and cash equivalents	(24,372)	6,108	—	(18,264)
Cash and cash equivalents:
Beginning of year	634,351	107,744	—	742,095

End of year	$609,979	$113,852	$—	$723,831

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

Item 6. Exhibits

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark USA, Inc. for the quarter ended March 31, 2013, filed May 13, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK USA, INC. Registrant

DATE: May 13, 2013

/s/ Tim Warner
Tim Warner Chief Executive Officer

/s/ Robert Copple
Robert Copple Chief Financial Officer

EXHIBIT INDEX

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the quarterly report on Form 10-Q of Cinemark USA, Inc. for the quarter ended March 31, 2013, filed May 13, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.