Form 10-Q
period 2013-06-30
CINEMARK USA INC /TX
filed 2013-08-08
CIK 885975

CINEMARK USA, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL

INSTRUCTION (H)(1)(a) AND (b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM

WITH THE REDUCED DISCLOSURE FORMAT

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes  ☐    No  ☒

As of July 31, 2013, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data, unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$515,337	$742,095
Inventories	13,075	12,571
Accounts receivable	83,374	57,122
Current income tax receivable	1,049	7,129
Current deferred tax asset	17,002	14,397
Prepaid expenses and other	11,687	11,278
Accounts receivable from parent	4,444	—

Total current assets	645,968	844,592
Theatre properties and equipment	2,420,892	2,284,129
Less accumulated depreciation and amortization	1,024,981	979,171

Theatre properties and equipment, net	1,395,911	1,304,958
Other assets
Goodwill	1,342,682	1,150,811
Intangible assets – net	371,512	330,741
Investment in NCM	176,702	78,123
Investment in DCIP	26,952	23,012
Investment in marketable securities – RealD	16,997	13,707
Investments in and advances to affiliates	4,241	1,237
Long-term deferred tax asset	13,169	13,187
Deferred charges and other assets – net	121,738	102,044

Total other assets	2,073,993	1,712,862

Total assets	$4,115,872	$3,862,412

Liabilities and equity
Current liabilities
Current portion of long-term debt	$8,151	$9,546
Current portion of capital lease obligations	14,269	11,064
Current income tax payable	23,701	8,891
Current liability for uncertain tax positions	5,707	14,900
Accounts payable and accrued expenses	332,546	292,790

Total current liabilities	384,374	337,191
Long-term liabilities
Long-term debt, less current portion	1,819,500	1,754,464
Capital lease obligations, less current portion	213,761	139,107
Long-term deferred tax liability	140,105	177,960
Long-term liability for uncertain tax positions	18,808	19,575
Deferred lease expenses	40,329	38,297
Deferred revenue – NCM	337,764	241,305
Other long-term liabilities	81,830	58,301

Total long-term liabilities	2,652,097	2,429,009
Commitments and contingencies (see Note 19)
Equity
Cinemark USA, Inc.’s stockholder’s equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49,543	49,543
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Additional paid-in-capital	1,201,984	1,192,106
Accumulated deficit	(88,814)	(94,425)
Accumulated other comprehensive loss	(70,739)	(37,698)

Total Cinemark USA, Inc.’s stockholder’s equity	1,067,741	1,085,293
Noncontrolling interests	11,660	10,919

Total equity	1,079,401	1,096,212

Total liabilities and equity	$4,115,872	$3,862,412

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues
Admissions	$464,483	$418,073	$813,897	$791,866
Concession	228,746	201,414	401,142	381,234
Other	32,393	30,119	58,356	55,324

Total revenues	725,622	649,606	1,273,395	1,228,424
Cost of operations
Film rentals and advertising	257,435	227,301	437,427	422,716
Concession supplies	37,021	31,787	65,021	60,238
Salaries and wages	67,085	62,349	125,554	120,841
Facility lease expense	76,124	71,614	145,742	140,176
Utilities and other	76,360	69,574	145,112	136,083
General and administrative expenses	39,908	35,383	77,120	68,944
Depreciation and amortization	38,734	36,341	77,766	73,157
Impairment of long-lived assets	1,101	311	1,945	496
(Gain) loss on sale of assets and other	(2,801)	469	(3,143)	1,305

Total cost of operations	590,967	535,129	1,072,544	1,023,956

Operating income	134,655	114,477	200,851	204,468
Other income (expense)
Interest expense	(34,458)	(31,375)	(67,064)	(63,508)
Interest income	594	493	1,397	2,260
Foreign currency exchange gain (loss)	(1,670)	(1,418)	(340)	447
Loss on early retirement of debt	(72,302)	—	(72,302)	—
Distributions from NCM	1,693	386	7,796	8,417
Equity in income of affiliates	1,685	988	4,106	2,778

Total other expense	(104,458)	(30,926)	(126,407)	(49,606)

Income before income taxes	30,197	83,551	74,444	154,862
Income taxes	8,962	31,056	19,793	59,177

Net income	$21,235	$52,495	$54,651	$95,685
Less: Net income attributable to noncontrolling interests	572	501	1,040	1,273

Net income attributable to Cinemark USA, Inc.	$20,663	$51,994	$53,611	$94,412

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$21,235	$52,495	$54,651	$95,685
Other comprehensive income (loss), net of tax
Unrealized (loss) gain due to fair value adjustments on interest rate swap agreements, net of taxes of $963, $399, $1,391 and $24	1,590	(666)	2,366	44
Unrealized (loss) gain due to fair value adjustments on available-for-sale securities, net of taxes of $415, $669, $1,249 and $3,219	685	1,116	2,041	5,365
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreement	—	988	—	1,976
Other comprehensive income in equity method investments	1,678	—	1,678	—
Foreign currency translation adjustment	(40,827)	(39,239)	(39,241)	(23,440)

Total other comprehensive loss, net of tax	(36,874)	(37,801)	(33,156)	(16,055)

Total comprehensive income (loss), net of tax	(15,639)	14,694	21,495	79,630
Comprehensive income attributable to noncontrolling interests	(413)	(398)	(925)	(1,080)

Comprehensive income (loss) attributable to Cinemark USA, Inc.	$(16,052)	$14,296	$20,570	$78,550

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six months ended June 30,
	2013	2012
Operating activities
Net income	$54,651	$95,685
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	75,846	71,025
Amortization of intangible and other assets and favorable/unfavorable leases	1,920	2,132
Amortization of long-term prepaid rents	1,379	1,310
Amortization of debt issue costs	2,856	2,386
Amortization of deferred revenues, deferred lease incentives and other	(5,266)	(4,544)
Amortization of accumulated other comprehensive loss related to terminated interest rate swap agreement	—	1,976
Fair value change in interest rate swap agreements not designated as hedges	—	(567)
Amortization of bond discount	482	456
Impairment of long-lived assets	1,945	496
Share based awards compensation expense	6,389	6,519
(Gain) loss on sale of assets and other	(3,143)	1,305
Write-off of unamortized debt discount and debt issue costs related to early retirement of debt	15,688	—
Deferred lease expenses	2,103	2,330
Deferred income tax expense	(43,081)	(3,993)
Equity in income of affiliates	(4,106)	(2,778)
Interest paid on redemption of senior notes	(8,054)	—
Distributions from equity investees	3,003	2,803
Changes in assets and liabilities and other	10,997	(1,378)

Net cash provided by operating activities	113,609	175,163
Investing activities
Additions to theatre properties and equipment	(90,388)	(93,587)
Proceeds from sale of theatre properties and equipment	18,478	667
Acquisition of theatres in U.S.	(259,247)	(14,080)
Investment in DCIP and other	(3,264)	(406)

Net cash used for investing activities	(334,421)	(107,406)
Financing activities
Dividends paid to parent	(48,000)	(47,750)
Payroll taxes paid as a result of restricted stock withholdings	(3,464)	(3,263)
Issuance of senior notes	530,000	—
Redemption of senior notes	(461,946)	—
Repayments of long-term debt	(4,736)	(6,052)
Payment of debt issue costs	(9,212)	—
Payments on capital leases	(5,374)	(4,598)
Other	3,305	231

Net cash provided by (used for) financing activities	573	(61,432)
Effect of exchange rate changes on cash and cash equivalents	(6,519)	(3,310)

(Decrease) increase in cash and cash equivalents	(226,758)	3,015
Cash and cash equivalents:
Beginning of period	742,095	521,253

End of period	$515,337	$524,268

Supplemental information (see Note 16)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

1. The Company and Basis of Presentation

Cinemark USA, Inc. and subsidiaries (the “Company”) is a leader in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the six months ended June 30, 2013.

The accompanying condensed consolidated balance sheet as of December 31, 2012, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. Majority-owned subsidiaries that the Company has control of are consolidated while those affiliates of which the Company owns between 20% and 50% and does not control are accounted for under the equity method. Those affiliates of which the Company owns less than 20% are generally accounted for under the cost method, unless the Company is deemed to have the ability to exercise significant influence over the affiliate, in which case the Company would account for its investment under the equity method. The results of these subsidiaries and affiliates are included in the condensed consolidated financial statements effective with their formation or from their dates of acquisition. Intercompany balances and transactions are eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2012, included in the Annual Report on Form 10-K filed March 19, 2013 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results to be achieved for the full year.

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

During February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 amended existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. ASU 2013-02 requires prospective adoption and affects financial statement disclosures only. For public entities, the new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a significant impact on our condensed consolidated financial statements. See Note 11 for changes in accumulated comprehensive loss, including amounts reclassified out of accumulated other comprehensive loss, for the six months ended June 30, 2013.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

3. Income Taxes

During the six months ended June 30, 2013, the Company recorded income tax expense of approximately $19,793, which resulted in a tax rate of approximately 26.6%. The effective tax rate reflects the impact of items related to the Company’s Mexico subsidiaries.

4. Long-Term Debt Activity

Issuance of 4.875% Senior Notes Due 2023

On May 24, 2013, Cinemark USA, Inc. issued $530,000 aggregate principal amount of 4.875% senior notes due 2023, at par value (the “4.875% Senior Notes”). Proceeds, after payment of fees, were used to finance a redemption of the 8.625% Senior Notes due 2019. Interest on the 4.875% Senior Notes is payable on June 1 and December 1 of each year, beginning December 1, 2013. The 4.875% Senior Notes mature on June 1, 2023. The Company incurred debt issue costs of approximately $8,230 in connection with the issuance.

The 4.875% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of Cinemark USA, Inc.’s subsidiaries that guarantee, assume or become liable with respect to any of Cinemark USA, Inc.’s or a guarantor’s debt. The 4.875% Senior Notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of Cinemark USA, Inc.’s and its guarantor’s existing and future senior debt and senior in right of payment to all of Cinemark USA, Inc.’s and its guarantors’ existing and future senior subordinated debt. The 4.875% Senior Notes and the guarantees are effectively subordinated to all of Cinemark USA, Inc.’s and its guarantor’s existing and future secured debt to the extent of the value of the collateral securing such debt, including all borrowings under Cinemark USA, Inc.’s amended senior secured credit facility. The 4.875% Senior Notes and the guarantees are structurally subordinated to all existing and future debt and other liabilities of Cinemark USA, Inc.’s subsidiaries that do not guarantee the 4.875% Senior Notes.

The indenture to the 4.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. Upon a change of control, as defined in the indenture, the Company would be required to make an offer to repurchase the 4.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 4.875% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.

Prior to June 1, 2018, Cinemark USA, Inc. may redeem all or any part of the 4.875% Senior Notes at its option at 100% of the principal amount plus a make-whole premium plus accrued and unpaid interest on the 4.875% Senior Notes to the date of redemption. After June 1, 2018, Cinemark USA, Inc. may redeem the 4.875% Senior Notes in whole or in part at redemption prices specified in the indenture. In addition, prior to June 1, 2016, Cinemark USA, Inc. may redeem up to 35% of the aggregate principal amount of the 4.875% Senior Notes from the net proceeds of certain equity offerings at the redemption price set forth in the indenture.

On June 26, 2013, Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Securities and Exchange Commission (the “Commission”), pursuant to which Cinemark USA, Inc. offered to exchange the 4.875% Senior Notes for substantially identical notes registered under the Securities Act of 1933, as amended, that do not contain terms restricting the transfer thereof or providing for registration rights. The registration statement was declared effective by the Commission on July 9, 2013.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Redemption of 8.625% Senior Notes

On June 24, 2013, Cinemark USA, Inc. redeemed its $470,000 8.625% senior notes at a make-whole premium of 112.035% plus accrued and unpaid interest, utilizing the proceeds from the issuance of the Cinemark USA, Inc. 4.875% Senior Notes discussed above. As a result of the redemption, the Company wrote-off approximately $8,054 in unamortized bond discount and $7,634 in unamortized debt issue costs, paid the make-whole premium of approximately $56,564 and paid other fees of $50, all of which are reflected in loss on early retirement of debt during the three and six months ended June 30, 2013.

Amended Senior Secured Credit Facility

On December 18, 2012, Cinemark USA, Inc. amended and restated its senior secured credit facility to include a seven year $700,000 term loan and a five year $100,000 revolving credit line, (the “Amended Senior Secured Credit Facility”). The proceeds from the Amended Senior Secured Credit Facility, combined with a portion of the proceeds from the 5.125% Senior Notes discussed below, were used to refinance Cinemark USA, Inc.’s former senior secured credit facility. The term loan under the Amended Senior Secured Credit Facility matures in December 2019. The revolving credit line matures in December 2017. Quarterly principal payments in the amount of $1,750 are due on the term loan through September 2019, with the remaining principal of $652,750 due on December 18, 2019.

Issuance of 5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400,000 aggregate principal amount of 5.125% senior notes due 2022, at par value (the “5.125% Senior Notes”). A portion of the proceeds were used to refinance a portion of the former senior secured credit facility and to fund the purchase price for the Rave Acquisition (see Note 6) and the remainder is expected to be used for general corporate purposes. Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year. The 5.125% Senior Notes mature on December 15, 2022.

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB Accounting Standards Codification (“ASC”) Topic 820-10-35, Fair Value Measurement. The carrying value of the Company’s long-term debt was $1,827,651 and $1,764,010 as of June 30, 2013 and December 31, 2012, respectively. The fair value of the Company’s long-term debt was $1,808,951 and $1,851,246 as of June 30, 2013 and December 31, 2012, respectively.

5. Acquisitions and Dispositions

Acquisition of Rave Theatres

On May 29, 2013, the Company acquired 32 theatres with 483 screens from Rave Real Property Holdco, LLC and certain of its subsidiaries, Rave Cinemas, LLC and RC Processing, LLC (collectively “Rave”) in an asset purchase for approximately $236,875 in cash plus the assumption of certain liabilities (the “Rave Acquisition”). The acquisition resulted in an expansion of the Company’s domestic theatre base into one new state and seven new markets. The transaction was subject to antitrust approval by the Department of Justice or Federal Trade Commission. The Department of Justice required the Company to agree to divest of three of the newly-acquired theatres, which is expected to occur during the third quarter of 2013 (see Note 20). The Company incurred approximately $500 in transaction costs, which are reflected in general and administrative expenses on the condensed consolidated statements of income for the three and six months ended June 30, 2013.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The transaction was accounted for by applying the acquisition method. The following table represents the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date:

Theatre properties and equipment	$102,977
Tradename	25,000
Favorable leases	17,587
Goodwill	186,418
Unfavorable leases	(30,718)
Deferred revenue	(6,634)
Capital lease liabilities	(61,651)
Other assets, net of other liabilities	3,896

Total	$236,875

The amounts listed above are preliminary and will be updated by the Company upon completion of the valuation analyses necessary to properly allocate the purchase price. The weighted average amortization period for the intangible assets acquired is approximately 14 years. The goodwill is fully deductible for tax purposes.

The following unaudited pro forma information summarizes our results of operations as if the Rave Acquisition had occurred as of January 1, 2012:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Total revenues	$710,828	$767,348	$1,347,482	$1,367,959
Earnings before income taxes	$90,349	$35,403	$168,044	$82,816

The Company acquired two additional theatres with 30 screens during April 2013 in two separate transactions for an aggregate purchase price of approximately $22,372 in cash plus the assumption of certain liabilities. The transactions were accounted for by applying the acquisition method. The following table represents the aggregate fair values of identifiable assets acquired and the liabilities assumed as of the acquisition date:

Theatre properties and equipment	$17,524
Goodwill	17,409
Capital lease liability	(12,173)
Deferred revenue	(388)

Total	$22,372

Disposition of Mexico Subsidiaries

During February 2013, the Company entered into a stock purchase agreement with Grupo Cinemex, S.A. De C.V. pursuant to which the Company will sell its Mexican subsidiaries, which consist of 31 theatres and 290 screens. The sales price, which will be paid in Mexican pesos and is subject to certain closing date adjustments, will be approximately $125,500, based on the exchange rate at June 30, 2013. The transaction, which is being reviewed by the Mexican Federal Competition Commission, is expected to close during the second half of 2013.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

6. Equity

Below is a summary of changes in stockholder’s equity attributable to Cinemark USA, Inc., noncontrolling interests and total equity for the six months ended June 30, 2013 and 2012:

	Cinemark USA, Inc. Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2013	$1,085,293	$10,919	$1,096,212
Share based awards compensation expense	6,389	—	6,389
Tax benefit related to restricted stock and restricted stock unit vesting	3,489	—	3,489
Dividends paid to parent	(48,000)	—	(48,000)
Dividends paid to noncontrolling interests	—	(184)	(184)
Net income	53,611	1,040	54,651
Fair value adjustments on interest rate swap agreements designated as hedges, net of taxes of $1,391	2,366	—	2,366
Fair value adjustments on available-for-sale securities, net of taxes of $1,249	2,041	—	2,041
Other comprehensive income in equity method investees	1,678	—	1,678
Foreign currency translation adjustments	(39,126)	(115)	(39,241)

Balance at June 30, 2013	$1,067,741	$11,660	$1,079,401

	Cinemark USA, Inc. Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2012	$1,014,531	$10,762	$1,025,293
Share based awards compensation expense	6,519	—	6,519
Tax benefit related to restricted stock and restricted stock unit vesting	906	—	906
Dividends paid to parent	(47,750)	—	(47,750)
Dividends paid to noncontrolling interests	—	(560)	(560)
Net income	94,412	1,273	95,685
Fair value adjustments on interest rate swap agreements designated as hedges, net of taxes of $24	44	—	44
Amortization of accumulated other comprehensive loss on terminated swap agreement	1,976	—	1,976
Fair value adjustments on available-for-sale securities, net of taxes of $3,219	5,365	—	5,365
Foreign currency translation adjustment	(23,247)	(193)	(23,440)

Balance at June 30, 2012	$1,052,756	$11,282	$1,064,038

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

7. Investment in National CineMedia

The Company has an investment in National CineMedia, LLC (“NCM”). NCM operates a digital in-theatre network in the U.S. for providing cinema advertising and non-film events. Upon joining NCM, the Company entered into an Exhibitor Services Agreement with NCM (“ESA”), pursuant to which NCM provides advertising, promotion and event services to our theatres. As described further in Note 4 to the Company’s financial statements as included in its 2012 Annual Report on Form 10-K, on February 13, 2007, National CineMedia, Inc. (“NCM, Inc.”), an entity that serves as the sole manager of NCM, completed an initial public offering (“IPO”) of its common stock. In connection with the NCM Inc. initial public offering, the Company amended its operating agreement and the ESA. Following the NCM, Inc. IPO, the Company does not recognize undistributed equity in the earnings on its original NCM membership units (referred to herein as the Company’s Tranche 1 Investment) until NCM’s future net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company recognizes cash distributions it receives from NCM on its Tranche 1 Investment as a component of earnings as Distributions from NCM. The Company believes that the accounting model provided by ASC 323-10-35-22 for recognition of equity investee losses in excess of an investor’s basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment in NCM	Deferred Revenue	Distributions from NCM	Equity in Earnings	Other Revenue	Other Comprehensive Income	Cash Received
Balance as of January 1, 2013	$78,123	$(241,305)
Receipt of common units due to annual common unit adjustment	8,869	(8,869)	$—	$—	$—	$—	$—
Receipt of common units due to extraordinary common unit adjustment	89,928	(89,928)	—	—	—	—	—
Revenues earned under ESA (1)	—	—	—	—	(3,761)	—	3,761
Receipt of excess cash distributions	(2,511)	—	(6,469)	—	—	—	8,980
Receipt under tax receivable agreement	(492)	—	(1,327)	—	—	—	1,819
Equity in earnings	1,402	—	—	(1,402)	—	—	—
Equity in other comprehensive income	1,383	—	—	—	—	(1,383)	—
Amortization of deferred revenue	—	2,338	—	—	(2,338)	—	—

Balance as of and for the period ended June 30, 2013	$176,702	$(337,764)	$(7,796)	$(1,402)	$(6,099)	$(1,383)	$14,560

(1)

Amount includes the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $5,546.

During the six months ended June 30, 2013 and 2012, the Company recorded equity earnings (loss) of approximately $1,402 and $(181), respectively.

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

During May 2013, the Company completed the Rave Acquisition (see Note 5), which required an extraordinary common unit adjustment calculation by NCM in accordance with the Common Unit Adjustment Agreement. As a result of this extraordinary common unit adjustment, the Company was granted an additional 5,315,837 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value as part of its Tranche 2 Investment with a corresponding adjustment to deferred revenue of approximately $89,928. The deferred revenue will be recognized over the remaining term of the ESA, which is approximately 23 years.

As of June 30, 2013, the Company owned a total of 23,998,505 common units of NCM, representing an ownership interest of approximately 20%.

Below is summary financial information for NCM for the quarter ended March 28, 2013 (financial information was not yet available for the six months ended June 28, 2013).

Quarter Ended March 28, 2013
Gross revenues	$82,219
Operating income	$21,635
Net earnings	$5,625

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

8. Investment in Digital Cinema Implementation Partners

On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. As of June 30, 2013, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP.

The Company has a variable interest in Kasima through the terms of its master equipment lease agreement; however, the Company has determined that it is not the primary beneficiary of Kasima, as the Company does not have the ability to direct the activities of Kasima that most significantly impact Kasima’s economic performance. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting. During the six months ended June 30, 2013 and 2012, the Company recorded equity income of $2,702 and $2,997, respectively, relating to this investment.

Below is a summary of changes in the Company’s investment in DCIP for the six months ended June 30, 2013:

Investment in
DCIP
Balance as of January 1, 2013	$23,012
Cash contributions	943
Equity in income	2,702
Equity in other comprehensive income	295

Balance as of June 30, 2013	$26,952

The digital projection systems that are leased from Kasima are under an operating lease with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, the Company pays minimum annual rent of one thousand dollars per digital projection system for the first six and a half years from the effective date of the agreement and minimum annual rent of three thousand dollars per digital projection system beginning at six and a half years from the effective date through the end of the lease term. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum. As of June 30, 2013, the Company had 3,519 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company recorded equipment lease expense of approximately $3,951 and $3,871 during the six months ended June 30, 2013 and 2012, respectively, which is included in utilities and other costs on the condensed consolidated statements of income.

Below is summary financial information for DCIP for the three and six months ended June 30, 2013.

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Revenues	$43,169	$88,077
Operating income	$28,884	$55,525
Net income	$2,456	$14,264

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

9. Investment in Marketable Securities – RealD, Inc.

Under its license agreement with RealD, Inc. (“RealD”), during 2010 and 2011, the Company earned an aggregate of 1,222,780 options to purchase shares of common stock upon installation of a certain number of 3-D systems as outlined in the license agreement. Upon vesting in these options, the Company recorded an investment in RealD with an offset to deferred lease incentive liability. During March 2011, the Company exercised all of its options to purchase shares of common stock in RealD for $0.00667 per share.

The Company accounts for its investment in RealD as a marketable security. The Company has determined that its RealD shares are available-for-sale securities in accordance with ASC Topic 320-10-35-1, therefore unrealized holding gains and losses are reported as a component of accumulated other comprehensive loss until realized.

As of June 30, 2013, the Company owned 1,222,780 shares in RealD, with an estimated fair value of $16,997, which is based on the closing price of RealD’s common stock on June 28, 2013, and falls under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. During the six months ended June 30, 2013, the Company recorded an unrealized holding gain of approximately $3,290, before taxes, as a component of accumulated other comprehensive loss on the condensed consolidated balance sheet.

Below is a summary of changes in the Company’s investment in RealD for the six months ended June 30, 2013:

Investment in
RealD
Balance as of January 1, 2013	$13,707
Unrealized holding gain	3,290

Balance as of June 30, 2013	$16,997

10. Share Based Awards

Stock Options – A summary of stock option activity and related information for Cinemark Holdings, Inc.’s stock options that are held by the Company’s employees for the six months ended June 30, 2013 is as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2013	22,022	$7.63
Exercised	(7,438)	$7.63

Outstanding at June 30, 2013	14,584	$7.63	$296

Options exercisable at June 30, 2013	14,584	$7.63	$296

All outstanding stock options were fully vested as of April 2, 2009. There were no stock options granted or forfeited during the six months ended June 30, 2013. The total intrinsic value of options exercised during the six months ended June 30, 2013 was $168. The Company recognized a tax benefit of approximately $71 during the six months ended June 30, 2013 related to these stock option exercises. Options outstanding at June 30, 2013 have an average remaining contractual life of approximately one year.

Restricted Stock – During the six months ended June 30, 2013, Cinemark Holdings, Inc. granted 195,459 shares of restricted stock to its directors and employees of the Company. The fair value of the restricted stock granted was determined based on the market value of Cinemark Holdings, Inc.’s common stock on the date of grant, which ranged from $27.92 to $29.44 per share. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock awards. Restricted stock granted to Cinemark Holdings, Inc.’s directors vests over a one-year period. Certain of the restricted stock granted to employees vests over three years based on continued service and the remaining restricted stock granted to employees vests over four years based on continued service. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of restricted stock activity for the six months ended June 30, 2013:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	1,534,163	$18.85
Granted	195,459	$29.39
Vested	(423,215)	$14.87
Forfeited	(11,381)	$22.30

Outstanding at June 30, 2013	1,295,026	$21.71

Unvested restricted stock at June 30, 2013	1,295,026	$21.71

The Company receives an income tax deduction upon vesting of the restricted stock awards. The total fair value of shares that vested during the six months ended June 30, 2013 was $12,345. The Company recognized a tax benefit of approximately $3,752 and Cinemark Holdings, Inc. recognized an additional benefit of $56 during the six months ended June 30, 2013 related to these vested shares.

The Company recorded compensation expense of $4,724 and $5,048 related to restricted stock awards during the six months ended June 30, 2013 and 2012, respectively. Cinemark Holdings, Inc. recorded additional compensation expense of $399 and $349 during the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, the remaining unrecognized compensation expense related to restricted stock awards was $18,497 and the weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Restricted Stock Units – During the six months ended June 30, 2013, Cinemark Holdings, Inc. granted restricted stock units representing 115,107 hypothetical shares of common stock to employees of the Company. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the three fiscal year period ending December 31, 2015 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments as defined in the restricted stock unit award agreement. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the three year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the three year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the three year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. All payouts of restricted stock units that vest will be subject to an additional one year service requirement and will be paid in the form of common stock if the participant continues to provide services through March 2017, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the six months ended June 30, 2013 at each of the three target levels of financial performance (excluding forfeiture assumptions):

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

There were no forfeitures of restricted stock unit awards during the six months ended June 30, 2013. The Company recorded compensation expense of $1,665 and $1,471 related to restricted stock unit awards during the six months ended June 30, 2013 and 2012, respectively.

During the six months ended June 30, 2013, 291,560 restricted stock unit awards vested. Upon vesting, each restricted stock unit was converted into one share of Cinemark Holdings, Inc.’s common stock. In addition, Cinemark Holdings, Inc. paid approximately $927 in dividends on the vested restricted stock units, which represented dividends that had accumulated on the awards since they were granted in 2009. The fair value of the restricted stock unit awards that vested during the six months ended June 30, 2013 was approximately $8,593. The Company recognized a tax benefit of approximately $3,609 during the six months ended June 30, 2013 related to these vested awards.

As of June 30, 2013, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $5,398. The weighted average period over which this remaining compensation expense will be recognized is approximately two years. As of June 30, 2013, the Company had restricted stock units outstanding that represented a total of 818,218 hypothetical shares of common stock, assuming the maximum IRR level is achieved for each of the grants.

11. Interest Rate Swap Agreements

The Company is currently a party to three interest rate swap agreements that are used to hedge interest rate risk associated with the variable interest rates on the Company’s term loan debt and qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on the Company’s condensed consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive loss and the ineffective portion reported in earnings. The changes in fair values are reclassified from accumulated other comprehensive loss into earnings in the same period that the hedged items affect earnings. For the six months ended June 30, 2013 and 2012, the Company reclassified approximately $2,880 and $6,263, respectively, from accumulated other comprehensive loss into earnings.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of the Company’s current interest rate swap agreements designated as cash flow hedges as of June 30, 2013:

Nominal Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	Current Liability (1)	Long-Term Liability (2)	Estimated Total Fair Value at June 30, 2013
$175,000	December 2010	1.3975%	1-Month LIBOR	September 2015	1,916	1,757	3,673
$175,000	December 2010	1.4000%	1-Month LIBOR	September 2015	1,934	1,765	3,699
$100,000	November 2011	1.7150%	1-Month LIBOR	April 2016	1,418	1,645	3,063

$450,000					$5,268	$5,167	$10,435

(1)	Included in accounts payable and accrued expenses on the condensed consolidated balance sheet as of June 30, 2013.
(2)	Included in other long-term liabilities on the condensed consolidated balance sheet as of June 30, 2013.

The Company amortized approximately $1,976 to interest expense during the six months ended June 30, 2012 related to a previously terminated interest rate swap agreement. The accumulated other comprehensive loss related to the terminated interest rate swap agreement became fully amortized in August 2012. See Note 14 for additional information about the Company’s fair value measurements related to its interest rate swap agreements.

The changes in accumulated other comprehensive loss related to the Company’s interest rate swap agreements for the six months ended June 30, 2013 were as follows:

Interest Rate Swaps
Balance at January 1, 2013	$(8,867)
Other comprehensive loss before reclassifications, net of taxes	(514)
Amounts reclassified from accumulated other comprehensive loss to interest expense	2,880

Net other comprehensive income	$2,366

Balance at June 30, 2013	$(6,501)

12. Goodwill and Other Intangible Assets

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2013 (1)	$956,997	$193,814	$1,150,811
Acquisition of U.S. theatres (Note 5)	203,827	—	203,827
Foreign currency translation adjustments	—	(11,956)	(11,956)

Balance at June 30, 2013 (1)	$1,160,824	$181,858	$1,342,682

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company evaluates goodwill for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill might exceed its estimated fair value. The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. The Company considers the reporting unit to be each of its eighteen regions in the U.S. and each of its eight countries internationally (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit). Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was seven and a half times for the evaluation performed during the fourth quarter of 2012.

No events or changes in circumstances occurred during the six months ended June 30, 2013 that indicated the carrying value of goodwill might exceed its estimated fair value.

Intangible assets consisted of the following:

	Balance at January 1,				Balance at June 30,
	2013	Acquisitions (2)	Amortization	Other (1)	2013
Intangible assets with finite lives:
Gross carrying amount	$71,921	$44,487	$—	$(1,773)	$114,635
Accumulated amortization	(51,354)	—	(2,360)	810	(52,904)

Total net intangible assets with finite lives	$20,567	$44,487	$(2,360)	$(963)	$61,731

Intangible assets with indefinite lives:
Tradename	310,174	—	—	(393)	309,781

Total intangible assets – net	$330,741	$44,487	$(2,360)	$(1,356)	$371,512

(1)	Consists primarily of foreign currency translation adjustments.
(2)	Consists of a definite-lived tradename, favorable leases and other intangible assets (see Note 5).

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Estimated aggregate future amortization expense for intangible assets is as follows:

For the six months ended December 31, 2013	$3,835
For the twelve months ended December 31, 2014	7,109
For the twelve months ended December 31, 2015	6,816
For the twelve months ended December 31, 2016	6,593
For the twelve months ended December 31, 2017	5,954
Thereafter	31,424

Total	$61,731

13. Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of approximately twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the six months ended June 30, 2013 and 2012. As of June 30, 2013, the estimated aggregate fair value of the long-lived assets impaired during the six months ended June 30, 2013 was approximately $327.

The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
United States theatre properties	$651	$311	$770	$377
International theatre properties	450	—	1,175	119

Impairment of long-lived assets	$1,101	$311	$1,945	$496

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

Level 2 – other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3 – unobservable and should be used to measure fair value to the extent that observable inputs are not available.

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of June 30, 2013:

	Carrying Value	Fair Value
Description		Level 1	Level 2	Level 3
Interest rate swap liabilities – current (see Note 11)	$(5,268)	$—	$—	$(5,268)
Interest rate swap liabilities – long term (see Note 11)	$(5,167)	$—	$—	$(5,167)
Investment in RealD (see Note 9)	$16,997	$16,997	$—	$—

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

Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Liabilities
	2013	2012
Beginning balances – January 1	$14,192	$16,576
Total gain included in accumulated other comprehensive loss	(3,757)	(20)
Total gain included in earnings	—	(567)

Ending balances – June 30	$10,435	$15,989

The Company also uses the income approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 12 and Note 13). Additionally, the Company uses the market approach to estimate the fair value of its long-term debt (see Note 4). There were no changes in valuation techniques during the period. There were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2013.

15. Foreign Currency Translation

The accumulated other comprehensive loss account in stockholder’s equity of $37,698 and $70,739 at December 31, 2012 and June 30, 2013, respectively, includes cumulative foreign currency adjustments of $31,331 and $70,457, respectively, from translating the financial statements of the Company’s international subsidiaries, and also includes the change in fair values of the Company’s interest rate swap agreements that are designated as hedges and the change in fair value of the Company’s available-for-sale securities.

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

Below is a summary of the impact of translating the June 30, 2013 financial statements of certain of the Company’s international subsidiaries:

				Other
				Comprehensive
				Income (Loss) For The
	Exchange Rate as of		Total Assets at	Six Months Ended
Country	June 30, 2013	December 31, 2012	June 30, 2013	June 30, 2013
Brazil	2.24	2.05	$316,659	$(21,344)
Argentina	5.43	4.91	$129,194	(9,265)
Mexico	12.95	13.02	$117,847	518
Colombia	1,929.00	1,768.23	$52,166	(2,984)
Peru	2.85	2.56	$38,868	(3,800)
All other				(2,251)

				$(39,126)

16. Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Six Months Ended
	June 30,
	2013	2012
Cash paid for interest	$61,814	$59,651
Cash paid for income taxes, net of refunds received	$43,748	$48,612
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$3,222	$(9,938)
Theatre properties acquired under capital lease (see Note 5)	$50,840	$3,569
Change in fair market values of interest rate swap agreements, net of taxes	$2,366	$44
Investment in NCM – receipt of common units (see Note 7)	$98,797	$9,137
Change in fair market value of available-for-sale securities, net of taxes (see Note 9)	$2,041	$5,365

(1)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2012 and June 30, 2013 were $4,685 and $7,907, respectively.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

17. Segments

The Company manages its international market and its U.S. market as separate reportable operating segments, with the international segment consisting of operations in Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues, primarily screen advertising. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report total asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
U.S.	$517,109	$443,765	$883,472	$854,990
International	211,879	208,372	396,072	378,247
Eliminations	(3,366)	(2,531)	(6,149)	(4,813)

Total revenues	$725,622	$649,606	$1,273,395	$1,228,424

Adjusted EBITDA
U.S.	$129,138	$103,785	$209,581	$208,406
International	49,327	53,561	85,505	89,596

Total Adjusted EBITDA	$178,465	$157,346	$295,086	$298,002

Capital expenditures
U.S.	$29,631	$27,109	$35,787	$46,803
International	23,868	19,494	54,601	46,784

Total capital expenditures	$53,499	$46,603	$90,388	$93,587

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$21,235	$52,495	$54,651	$95,685
Add (deduct):
Income taxes	8,962	31,056	19,793	59,177
Interest expense (1)	34,458	31,375	67,064	63,508
Loss on early retirement of debt	72,302	—	72,302	—
Other income (2)	(609)	(63)	(5,163)	(5,485)
Depreciation and amortization (3)	38,734	36,341	77,766	73,157
Impairment of long-lived assets	1,101	311	1,945	496
(Gain) loss on sale of assets and other	(2,801)	469	(3,143)	1,305
Deferred lease expenses	1,213	1,207	2,103	2,330
Amortization of long-term prepaid rents	729	776	1,379	1,310
Share based awards compensation expense	3,141	3,379	6,389	6,519

Adjusted EBITDA	$178,465	$157,346	$295,086	$298,002

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

(1)	Includes amortization of debt issue costs.
(2)

Includes interest income, foreign currency exchange gain (loss) and equity in income of affiliates and excludes distributions from NCM. Distributions from NCM are reported entirely within the U.S. operating segment.

(3)	Includes amortization of favorable/unfavorable leases.

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2013	2012	2013	2012
U.S.	$517,109	$443,765	$883,472	$854,990
Brazil	82,686	83,632	164,803	162,030
Other international countries	129,193	124,740	231,269	216,217
Eliminations	(3,366)	(2,531)	(6,149)	(4,813)

Total	$725,622	$649,606	$1,273,395	$1,228,424

Theatre Properties and Equipment-net	June 30, 2013	December 31, 2012
U.S.	$1,042,109	$940,922
Brazil	178,562	190,990
Other international countries	175,240	173,046

Total	$1,395,911	$1,304,958

18. Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is Cinemark Holdings, Inc.’s Chairman of the Board and directly and indirectly owns approximately 9% of Cinemark Holdings, Inc.’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $284 and $267 of management fee revenues during the six months ended June 30, 2013 and 2012, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company leases 18 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 19 leases, 16 have fixed minimum annual rent. The three leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. For the six months ended June 30, 2013 and 2012, the Company paid total rent of approximately $11,713 and $12,779, respectively, to Syufy.

The Company has paid certain fees and expenses on behalf of its parent, Cinemark Holdings, Inc., and Cinemark Holdings, Inc. has paid income taxes and other items on behalf of the Company. The net receivable from Cinemark Holdings, Inc. as of June 30, 2013 and December 31, 2012 was $4,444 and $0, respectively.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

20. Subsequent Event – Sale of Theatres

In conjunction with the Rave Acquisition (see Note 5), the Company is required to divest of three theatres pursuant to a Hold Separate Agreement with the Department of Justice. On July 17, 2013, the Company entered into a definitive agreement to sell these three theatres to Carmike Cinemas, Inc. The transaction, which is subject to approval by the Department of Justice, is expected to close during the third quarter of 2013.

21. Condensed Consolidating Financial Information of Subsidiary Guarantors

As of June 30, 2013, the Company had outstanding $400,000 aggregate principal amount of 5.125% senior notes due 2022, or the 5.125% Senior Notes, $530,000 aggregate principal amount of 4.875% senior notes due 2023, or the 4.875% Senior Notes, and $200,000 aggregate principal amount of 7.375% senior subordinated notes due 2021, or the Senior Subordinated Notes (collectively the “Notes”). The condensed consolidating financial statement information for the three and six months ended June 30, 2012 have been recast to reflect the subsidiary guarantors as of December 31, 2012. These Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the following subsidiaries of Cinemark USA, Inc.:

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

The following supplemental condensed consolidating financial information presents:

a.	Condensed consolidating balance sheet information as of December 31, 2012 and June 30, 2013, condensed consolidating statements of income information for the three and six months ended June 30, 2012 and 2013, condensed consolidating statements of comprehensive income (loss) information for the three and six months ended June 30, 2012 and 2013 and condensed consolidating statements of cash flows information for the six months ended June 30, 2012 and 2013.

b.	Cinemark USA, Inc. (the “Parent” and “Issuer”), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method of accounting and therefore, the Parent column reflects the equity income of its Guarantor Subsidiaries and Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Guarantor Subsidiaries and Non-Guarantor Subsidiaries column. Additionally, the Guarantor Subsidiaries column reflects the equity income (loss) of its Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Non-Guarantor Subsidiaries column.

c.	Elimination entries necessary to consolidate the Parent and all of its Subsidiaries

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

JUNE 30, 2013

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$96,142	$176,379	$242,816	$—	$515,337
Other current assets	55,288	15,613	75,431	(20,145)	126,187
Accounts receivable from parent and/or subsidiaries	415,010	—	—	(410,566)	4,444

Total current assets	566,440	191,992	318,247	(430,711)	645,968
Theatre properties and equipment – net	433,619	589,572	372,720	—	1,395,911
Investment in subsidiaries	1,123,288	410,921	—	(1,534,209)	—
Other assets	1,433,896	138,917	506,748	(5,568)	2,073,993

Total assets	$3,557,243	$1,331,402	$1,197,715	$(1,970,488)	$4,115,872

Liabilities and equity
Current liabilities
Current portion of long-term debt	$7,000	$—	$1,151	$—	$8,151
Current portion of capital lease obligations	4,457	7,456	2,356	—	14,269
Accounts payable and accrued expenses	167,254	91,568	118,767	(15,635)	361,954
Accounts payable to parent or subsidiaries	—	223,033	187,533	(410,566)	—

Total current liabilities	178,711	322,057	309,807	(426,201)	384,374
Long-term liabilities
Long-term debt, less current portion	1,819,500	—	—		1,819,500
Capital lease obligations, less current portion	98,639	88,677	26,445	—	213,761
Other long-term liabilities and deferrals	392,652	89,658	146,604	(10,078)	618,836

Total long-term liabilities	2,310,791	178,335	173,049	(10,078)	2,652,097
Commitments and contingencies
Equity
Cinemark USA, Inc.’s stockholder’s equity:
Common stock	49,543	457,368	10,218	(467,586)	49,543
Other stockholder’s equity	1,018,198	373,642	692,981	(1,066,623)	1,018,198

Total Cinemark USA, Inc. stockholder’s equity	1,067,741	831,010	703,199	(1,534,209)	1,067,741
Noncontrolling interests	—	—	11,660	—	11,660

Total equity	1,067,741	831,010	714,859	(1,534,209)	1,079,401

Total liabilities and equity	$3,557,243	$1,331,402	$1,197,715	$(1,970,488)	$4,115,872

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED JUNE 30, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$171,995	$272,074	$215,296	$(9,759)	$649,606
Cost of operations
Theatre operating expenses	137,866	184,255	150,263	(9,759)	462,625
General and administrative expenses	4,638	17,811	12,934	—	35,383
Depreciation and amortization	7,568	15,553	13,220	—	36,341
Impairment of long-lived assets	114	198	(1)	—	311
(Gain) loss on sale of assets and other	356	330	(217)	—	469

Total cost of operations	150,542	218,147	176,199	(9,759)	535,129

Operating income	21,453	53,927	39,097	—	114,477

Other income (expense)
Interest expense	(28,172)	(2,567)	(668)	32	(31,375)
Distributions from NCM	—	—	386	—	386
Equity in income of affiliates	55,667	27,106	988	(82,773)	988
Other income (expense)	42	1	(936)	(32)	(925)

Total other income (expense)	27,537	24,540	(230)	(82,773)	(30,926)

Income before income taxes	48,990	78,467	38,867	(82,773)	83,551
Income taxes	(3,004)	21,504	12,556	—	31,056

Net income	51,994	56,963	26,311	(82,773)	52,495
Less: Net income attributable to noncontrolling interests	—	—	501	—	501

Net income attributable to Cinemark USA, Inc.	$51,994	$56,963	$25,810	$(82,773)	$51,994

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED JUNE 30, 2013

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$211,962	$304,453	$219,285	$(10,078)	$725,622
Cost of operations
Theatre operating expenses	165,094	202,538	156,471	(10,078)	514,025
General and administrative expenses	6,575	17,926	15,407	—	39,908
Depreciation and amortization	10,812	15,817	12,105	—	38,734
Impairment of long-lived assets	574	77	450	—	1,101
(Gain) loss on sale of assets and other	(3,606)	804	1	—	(2,801)

Total cost of operations	179,449	237,162	184,434	(10,078)	590,967

Operating income	32,513	67,291	34,851	—	134,655

Other income (expense)
Interest expense	(31,017)	(2,504)	(937)	—	(34,458)
Loss on early retirement of debt	(72,302)	—	—	—	(72,302)
Distributions from NCM	—	—	1,693	—	1,693
Equity in income of affiliates	65,923	13,288	1,685	(79,211)	1,685
Other income (expense)	24	2	(1,102)	—	(1,076)

Total other income (expense)	(37,372)	10,786	1,339	(79,211)	(104,458)

Income (loss) before income taxes	(4,859)	78,077	36,190	(79,211)	30,197
Income taxes	(25,522)	24,415	10,069	—	8,962

Net income	20,663	53,662	26,121	(79,211)	21,235
Less: Net income attributable to noncontrolling interests	—	—	572	—	572

Net income attributable to Cinemark USA, Inc.	$20,663	$53,662	$25,549	$(79,211)	$20,663

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

SIX MONTHS ENDED JUNE 30, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$332,845	$521,670	$391,181	$(17,272)	$1,228,424
Cost of operations
Theatre operating expenses	264,591	353,143	279,592	(17,272)	880,054
General and administrative expenses	8,824	35,505	24,615	—	68,944
Depreciation and amortization	16,338	29,771	27,048	—	73,157
Impairment of long-lived assets	136	242	118	—	496
(Gain) loss on sale of assets and other	668	916	(279)	—	1,305

Total cost of operations	290,557	419,577	331,094	(17,272)	1,023,956

Operating income	42,288	102,093	60,087	—	204,468

Other income (expense)
Interest expense	(56,948)	(5,173)	(1,458)	71	(63,508)
Distributions from NCM	1,383	—	7,034	—	8,417
Equity in income of affiliates	106,685	42,014	2,778	(148,699)	2,778
Other income	86	16	2,676	(71)	2,707

Total other income	51,206	36,857	11,030	(148,699)	(49,606)

Income before income taxes	93,494	138,950	71,117	(148,699)	154,862
Income taxes	(918)	38,824	21,271	—	59,177

Net income	94,412	100,126	49,846	(148,699)	95,685
Less: Net income attributable to noncontrolling interests	—	—	1,273	—	1,273

Net income attributable to Cinemark USA, Inc.	$94,412	$100,126	$48,573	$(148,699)	$94,412

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

SIX MONTHS ENDED JUNE 30, 2013

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$354,743	$528,657	$408,899	$(18,904)	$1,273,395
Cost of operations
Theatre operating expenses	282,637	356,957	298,166	(18,904)	918,856
General and administrative expenses	11,941	35,932	29,247	—	77,120
Depreciation and amortization	19,544	31,253	26,969	—	77,766
Impairment of long-lived assets	608	162	1,175	—	1,945
(Gain) loss on sale of assets and other	(3,391)	662	(414)	—	(3,143)

Total cost of operations	311,339	424,966	355,143	(18,904)	1,072,544

Operating income	43,404	103,691	53,756	—	200,851

Other income (expense)
Interest expense	(59,470)	(4,982)	(2,612)	—	(67,064)
Loss on early retirement of debt	(72,302)	—	—	—	(72,302)
Distributions from NCM	125	—	7,671	—	7,796
Equity in income of affiliates	111,685	32,649	4,106	(144,334)	4,106
Other income	42	5	1,010	—	1,057

Total other income (expense)	(19,920)	27,672	10,175	(144,334)	(126,407)

Income before income taxes	23,484	131,363	63,931	(144,334)	74,444
Income taxes	(30,127)	37,625	12,295	—	19,793

Net income	53,611	93,738	51,636	(144,334)	54,651
Less: Net income attributable to noncontrolling interests	—	—	1,040	—	1,040

Net income attributable to Cinemark USA, Inc.	$53,611	$93,738	$50,596	$(144,334)	$53,611

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) INFORMATION

THREE MONTHS ENDED JUNE 30, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$51,994	$56,963	$26,311	$(82,773)	$52,495
Other comprehensive income (loss), net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $399	(666)	—	—	—	(666)
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $669	1,116	—	—	—	1,116
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreement	988	—	—	—	988
Foreign currency translation adjustment	(39,136)	—	(39,239)	39,136	(39,239)

Total other comprehensive loss, net of tax	(37,698)	—	(39,239)	39,136	(37,801)

Total comprehensive income (loss), net of tax	$14,296	$56,963	$(12,928)	$(43,637)	$14,694
Comprehensive income attributable to noncontrolling interests	—	—	(398)	—	(398)

Comprehensive income (loss) attributable to Cinemark USA, Inc.	$14,296	$56,963	$(13,326)	$(43,637)	$14,296

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) INFORMATION

THREE MONTHS ENDED JUNE 30, 2013

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$20,663	$53,662	$26,121	$(79,211)	$21,235
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $963	1,590	—	—	—	1,590
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $415	685	—	—	—	685
Other comprehensive income in equity method investments	1,678	—	1,678	(1,678)	1,678
Foreign currency translation adjustments	(40,668)	—	(40,827)	40,668	(40,827)

Total other comprehensive loss, net of tax	(36,715)	—	(39,149)	38,990	(36,874)

Total comprehensive income (loss), net of tax	$(16,052)	$53,662	$(13,028)	$(40,221)	$(15,639)
Comprehensive income attributable to noncontrolling interests	—	—	(413)	—	(413)

Comprehensive income (loss) attributable to Cinemark USA, Inc.	$(16,052)	$53,662	$(13,441)	$(40,221)	$(16,052)

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

SIX MONTHS ENDED JUNE 30, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$94,412	$100,126	$49,846	$(148,699)	$95,685
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $24	44	—	—	—	44
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $3,219	5,365	—	—	—	5,365
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreement	1,976	—	—	—	1,976
Foreign currency translation adjustment	(23,247)	—	(23,440)	23,247	(23,440)

Total other comprehensive loss, net of tax	(15,862)	—	(23,440)	23,247	(16,055)

Total comprehensive income, net of tax	$78,550	$100,126	$26,406	$(125,452)	$79,630
Comprehensive income attributable to noncontrolling interests	—	—	(1,080)	—	(1,080)

Comprehensive income attributable to Cinemark USA, Inc.	$78,550	$100,126	$25,326	$(125,452)	$78,550

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

SIX MONTHS ENDED JUNE 30, 2013

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$53,611	$93,738	$51,636	$(144,334)	$54,651
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $1,391	2,366	—	—	—	2,366
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $1,249	2,041	—	—	—	2,041
Other comprehensive income in equity method investments	1,678	—	1,678	(1,678)	1,678
Foreign currency translation adjustments	(39,126)	—	(39,241)	39,126	(39,241)

Total other comprehensive loss, net of tax	(33,041)	—	(37,563)	37,448	(33,156)

Total comprehensive income, net of tax	$20,570	$93,738	$14,073	$(106,886)	$21,495
Comprehensive income attributable to noncontrolling interests	—	—	(925)	—	(925)

Comprehensive income attributable to Cinemark USA, Inc.	$20,570	$93,738	$13,148	$(106,886)	$20,570

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$94,412	$100,126	$49,846	$(148,699)	$95,685
Adjustments to reconcile net income to cash provided by operating activities	(88,581)	(4,684)	25,422	148,699	80,856
Changes in assets and liabilities	23,760	(35,566)	10,428	—	(1,378)

Net cash provided by operating activities	29,591	59,876	85,696	—	175,163
Investing activities
Additions to theatre properties and equipment	(21,578)	(24,683)	(47,326)	—	(93,587)
Proceeds from sale of theatre properties and equipment	3	42	622	—	667
Acquisition of theatre in U.S.	—	(14,080)	—	—	(14,080)
Net transactions with affiliates	10,711	6	—	(10,717)	—
Investment in DCIP and other	—	—	(406)	—	(406)

Net cash used for investing activities	(10,864)	(38,715)	(47,110)	(10,717)	(107,406)
Financing activities
Dividends paid to parent	(47,750)	—	(9,112)	9,112	(47,750)
Payroll taxes paid as a result of restricted stock withholdings	—	(3,263)	—	—	(3,263)
Repayments of long-term debt	(4,622)	—	(1,430)	—	(6,052)
Net changes in intercompany notes	—	—	(1,605)	1,605	—
Payments on capital leases	(896)	(2,837)	(865)	—	(4,598)
Other	514	—	(283)	—	231

Net cash used for financing activities	(52,754)	(6,100)	(13,295)	10,717	(61,432)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,310)	—	(3,310)

Increase (decrease) in cash and cash equivalents	(34,027)	15,061	21,981	—	3,015
Cash and cash equivalents:
Beginning of year	101,175	204,428	215,650	—	521,253

End of year	$67,148	$219,489	$237,631	$—	$524,268

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2013

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$53,611	$93,738	$51,636	$(144,334)	$54,651
Adjustments to reconcile net income to cash provided by operating activities and other	(128,888)	5,225	27,290	144,334	47,961
Changes in assets and liabilities and other	89,564	(68,707)	(9,860)	—	10,997

Net cash provided by operating activities	14,287	30,256	69,066	—	113,609
Investing activities
Additions to theatre properties and equipment	(4,251)	(31,258)	(54,879)	—	(90,388)
Proceeds from sale of theatre properties and equipment and other	10,168	8,273	37	—	18,478
Acquisitions of theatres in U.S.	(241,253)	(17,994)	—	—	(259,247)
Net transactions with affiliates	1,713	2	—	(1,715)	—
Other	—	—	(3,264)	—	(3,264)

Net cash used for investing activities	(233,623)	(40,977)	(58,106)	(1,715)	(334,421)
Financing activities
Dividends paid to parent	(48,000)	—	(1,715)	1,715	(48,000)
Issuance of senior notes	530,000	—	—	—	530,000
Redemption of senior notes	(461,946)	—	—	—	(461,946)
Repayments of long-term debt	(3,500)	—	(1,236)	—	(4,736)
Payment of debt issue costs	(9,212)	—	—	—	(9,212)
Payments on capital leases	(980)	(3,299)	(1,095)	—	(5,374)
Other	3,489	(3,464)	(184)	—	(159)

Net cash provided by (used for) financing activities	9,851	(6,763)	(4,230)	1,715	573
Effect of exchange rate changes on cash and cash equivalents	—	—	(6,519)	—	(6,519)

Increase (decrease) in cash and cash equivalents	(209,485)	(17,484)	211	—	(226,758)
Cash and cash equivalents:
Beginning of year	305,627	193,863	242,605	—	742,095

End of year	$96,142	$176,379	$242,816	$—	$515,337

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. As of June 30, 2013, we managed our business under two reportable operating segments — U.S. markets and international markets. See Note 17 to our condensed consolidated financial statements.

We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing promotions, meeting rentals and electronic video games located in some of our theatres. Our contracts with NCM have assisted us in expanding our offerings to domestic advertisers and broadening ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of our domestic theatres for alternative entertainment, such as live and pre-recorded sports programs, concert events, the opera, and other special presentations. Our revenues are affected by changes in attendance and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Films leading the box office during the six months ended June 30, 2013 included Iron Man 3, Fast & Furious 6, Man of Steel, Star Trek Into Darkness, Oz: The Great and Powerful, Monsters University, Identity Thief, G.I. Joe: Retaliation, The Croods, The Great Gatsby and World War Z, among other films. Films currently scheduled for release during the remainder of 2013 include sequels such as The Hunger Games: Catching Fire, The Hobbit: The Desolation of Smaug, Despicable Me 2, The Wolverine, Thor: The Dark World, Cloudy with a Chance of Meatballs 2 and highly anticipated original titles such as Ender’s Game, Walking with Dinosaurs, Jack Ryan, Monuments Men, The Secret Life of Walter Mitty and Frozen, among other films.

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

Recent Developments

In conjunction with the Rave Acquisition (see Note 5 to the condensed consolidated financial statements), we are required to divest of three theatres pursuant to a Hold Separate Agreement with the Department of Justice. On July 17, 2013, we entered into a definitive agreement to sell these three theatres to Carmike Cinemas, Inc. The transaction, which is subject to approval by the Department of Justice, is expected to close during the third quarter of 2013.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data and the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income. On May 29, 2013, we completed the Rave Acquisition, which consisted of 32 theatres with 483 screens. The results of operations for these 32 theatres are reflected as of the date of acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating data (in millions):
Revenues
Admissions	$464.5	$418.1	$813.9	$791.9
Concession	228.7	201.4	401.1	381.2
Other	32.4	30.1	58.4	55.3

Total revenues	$725.6	$649.6	$1,273.4	$1,228.4
Cost of operations
Film rentals and advertising	257.4	227.3	437.4	422.7
Concession supplies	37.0	31.8	65.0	60.2
Salaries and wages	67.1	62.3	125.6	120.8
Facility lease expense	76.1	71.6	145.7	140.2
Utilities and other	76.4	69.6	145.1	136.1
General and administrative expenses	39.9	35.4	77.1	68.9
Depreciation and amortization	38.7	36.3	77.8	73.2
Impairment of long-lived assets	1.1	0.3	1.9	0.5
(Gain) loss on sale of assets and other	(2.8)	0.5	(3.1)	1.3

Total cost of operations	590.9	535.1	1,072.5	1,023.9

Operating income	$134.7	$114.5	$200.9	$204.5

Operating data as a percentage of total revenues:
Revenues
Admissions	64.0%	64.4%	63.9%	64.5%
Concession	31.5%	31.0%	31.5%	31.0%
Other	4.5%	4.6%	4.6%	4.5%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	55.4%	54.4%	53.7%	53.4%
Concession supplies	16.2%	15.8%	16.2%	15.8%
Salaries and wages	9.2%	9.6%	9.9%	9.8%
Facility lease expense	10.5%	11.0%	11.4%	11.4%
Utilities and other	10.5%	10.7%	11.4%	11.1%
General and administrative expenses	5.5%	5.4%	6.1%	5.6%
Depreciation and amortization	5.3%	5.6%	6.1%	6.0%
Impairment of long-lived assets	0.2%	0.0%	0.2%	0.0%
(Gain) loss on sale of assets and other	(0.4)%	0.1%	(0.2)%	0.1%
Total cost of operations	81.4%	82.4%	84.2%	83.4%
Operating income	18.6%	17.6%	15.8%	16.6%

Average screen count (month end average)	5,530	5,195	5,409	5,181

Revenues per average screen (dollars)	$131,216	$125,057	$235,422	$237,089

(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended June 30, 2013 versus June 30, 2012

Revenues. Total revenues increased $76.0 million to $725.6 million for the three months ended June 30, 2013 (“second quarter of 2013”) from $649.6 million for the three months ended June 30, 2012 (“second quarter of 2012”), representing an 11.7% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Admissions revenues(1)	$335.9	$287.2	17.0%	$128.6	$130.9	(1.8)%	$464.5	$418.1	11.1%
Concession revenues(1)	$164.2	$141.8	15.8%	$64.5	$59.6	8.2%	$228.7	$201.4	13.6%
Other revenues(1)(2)	$13.6	$12.2	11.5%	$18.8	$17.9	5.0%	$32.4	$30.1	7.6%
Total revenues (1)(2)	$513.7	$441.2	16.4%	$211.9	$208.4	1.7%	$725.6	$649.6	11.7%
Attendance(1)	46.9	42.0	11.7%	26.5	26.8	(1.1)%	73.4	68.8	6.7%

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 17 of our condensed consolidated financial statements.

•

U.S. The 17.0% increase in admissions revenues of $48.7 million was attributable to an 11.7% increase in attendance and a 4.7% increase in average ticket price from $6.84 for the second quarter of 2012 to $7.16 for the second quarter of 2013. The 15.8% increase in concession revenues of $22.4 million was attributable to the 11.7% increase in attendance and a 3.6% increase in concession revenues per patron from $3.38 for the second quarter of 2012 to $3.50 for the second quarter of 2013. The increase in attendance was partly due to the increase in the number of blockbuster films released during the second quarter of 2013 compared to the second quarter of 2012. The increase in average ticket price was primarily due to price increases. The increase in concession revenues per patron was primarily due to incremental sales and price increases. Our revenues and attendance for the second quarter of 2013 also benefited from the inclusion of the 32 Rave theatres acquired on May 29, 2013 (see Note 5 to the condensed consolidated financial statements).

•

International. The decrease in admissions revenues of $2.3 million was attributable to a 1.1% decrease in attendance and a 0.6% decrease in average ticket price from $4.88 for the second quarter of 2012 to $4.85 for the second quarter of 2013. The increase in concession revenues of $4.9 million was attributable to a 9.0% increase in concession revenues per patron from $2.23 for the second quarter of 2012 to $2.43 for the second quarter of 2013 partially offset by the 1.1% decrease in attendance. The decrease in average ticket price was primarily due to the unfavorable impact of exchange rates in certain countries in which we operate and the mix of premium product. The increase in concession revenues per patron was primarily due to incremental sales and price increases, partially offset by the unfavorable impact of exchange rates in certain countries in which we operate.

Cost of Operations. The table below summarizes certain of our year-over-year theatre operating costs by reportable operating segment (in millions).

	U.S. Operating Segment		International Operating Segment		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Film rentals and advertising	$192.7	$162.7	$64.7	$64.6	$257.4	$227.3
Concession supplies	23.5	18.1	13.5	13.7	37.0	31.8
Salaries and wages	47.5	44.3	19.6	18.0	67.1	62.3
Facility lease expense	51.8	47.9	24.3	23.7	76.1	71.6
Utilities and other	50.7	46.9	25.7	22.7	76.4	69.6

•

U.S. Film rentals and advertising costs were $192.7 million, or 57.4% of admissions revenues, for the second quarter of 2013 compared to $162.7 million, or 56.7% of admissions revenues, for the second quarter of 2012. The increase in film rentals and advertising costs of $30.0 million was due to the $48.7 million increase in admissions revenues and an increase in the film rentals and advertising rate. The increase in the film rentals and advertising rate was primarily due to the increase in the number of blockbuster films released during the second quarter of 2013 compared to the second quarter of 2012. Concession supplies expense was $23.5 million, or 14.3% of concession revenues, for the second quarter of 2013 compared to $18.1 million, or 12.8% of concession revenues, for the second quarter of 2012. The increase in the concession supplies rate was primarily due to increases in inventory procurement costs on certain concession products and the impact of special concession promotions that help drive incremental concession sales.

Salaries and wages increased to $47.5 million for the second quarter of 2013 from $44.3 million for the second quarter of 2012. Facility lease expense increased to $51.8 million for the second quarter of 2013 from $47.9 million for the second quarter of 2012. Utilities and other costs increased to $50.7 million for the second quarter of 2013 from $46.9 million for the second quarter of 2012. All of the above-mentioned theatre operating costs for the second quarter of 2013 increased primarily due to the inclusion of the 32 Rave theatres acquired on May 29, 2013 (see Note 5 to the condensed consolidated financial statements).

•

International. Film rentals and advertising costs were $64.7 million, or 50.3% of admissions revenues, for the second quarter of 2013 compared to $64.6 million, or 49.4% of admissions revenues, for the second quarter of 2012. Concession supplies expense was $13.5 million, or 20.9% of concession revenues, for the second quarter of 2013 compared to $13.7 million, or 23.0% of concession revenues, for the second quarter of 2012. The decrease in the concession supplies rate is primarily due to concession sales price increases.

Salaries and wages increased to $19.6 million for the second quarter of 2013 from $18.0 million for the second quarter of 2012 primarily due to increased wage rates and new theatres. Facility lease expense increased to $24.3 million for the second quarter of 2013 from $23.7 million for the second quarter of 2012 primarily due to increased common area maintenance expenses and new theatres. Utilities and other costs increased to $25.7 million for the second quarter of 2013 from $22.7 million for the second quarter of 2012 primarily due to new theatres.

General and Administrative Expenses. General and administrative expenses increased to $39.9 million for the second quarter of 2013 from $35.4 million for the second quarter of 2012. The increase was primarily due to increased salaries and incentive compensation expense of approximately $1.8 million and increased professional fees of approximately $2.4 million.

Depreciation and Amortization. Depreciation and amortization expense was $38.7 million during the second quarter of 2013 compared to $36.3 million during the second quarter of 2012. The increase was primarily due to new theatres, including the 32 Rave theatres acquired on May 29, 2013.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $1.1 million during the second quarter of 2013 compared to $0.3 million during the second quarter of 2012. Impairment charges for the second quarter of 2013 consisted of U.S. and international theatre properties, impacting eight of our twenty-six reporting units. Impairment charges for the second quarter of 2012 consisted of U.S. and international theatre properties, impacting six of our twenty-four reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 13 to our condensed consolidated financial statements.

(Gain) Loss on Sale of Assets and Other. We recorded a gain on sale of assets and other of $2.8 million during the second quarter of 2013 compared to a loss of $0.5 million during the second quarter of 2012. The gain recorded during the second quarter of 2013 was primarily a result of a gain on sale of a land parcel in the U.S.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $34.5 million during the second quarter of 2013 compared to $31.4 million during the second quarter of 2012. The increase was primarily due to the issuance of the 4.875% Senior Notes on May 24, 2013 with the net proceeds not utilized to pay off the former 8.625% Senior Notes until June 24, 2013. See Note 5 to our condensed consolidated financial statements for further discussion of our recent long-term debt activity.

Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of approximately $72.3 million during the second quarter of 2013 as a result of the redemption of Cinemark USA, Inc.’s 8.625% Senior Notes on June 24, 2013. The loss on early retirement of debt included approximately $56.6 million for a make-whole premium paid and the write-off of approximately $8.0 million in unamortized bond discount and $7.6 million in unamortized debt issue costs and the payment of $0.1 million of other fees.

Distributions from NCM. We recorded distributions from NCM of $1.7 million during the second quarter of 2013 compared to $0.4 million during the second quarter of 2012, which were in excess of the carrying value of our Tranche 1 investment. See Note 7 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $1.7 million during the second quarter of 2013 compared to $1.0 million during the second quarter of 2012. The equity in income of affiliates recorded during the second quarter of 2013 included income of approximately $1.2 million related to our equity investment in DCIP (see Note 8 to our condensed consolidated financial statements) and income of approximately $0.5 million related to our equity investment in NCM (see Note 7 to our condensed consolidated financial statements). The equity in income of affiliates recorded during the second quarter of 2012 included income of approximately $1.9 million related to our equity investment in DCIP partially offset by a loss of approximately $0.9 million related to our equity investment in NCM.

Income Taxes. Income tax expense of $9.0 million was recorded for the second quarter of 2013 compared to $31.1 million for the second quarter of 2012. The effective tax rate was approximately 29.7% for the second quarter of 2013 compared to 37.2% for the second quarter of 2012. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Six months ended June 30, 2013 versus June 30, 2012

Revenues. Total revenues increased $45.0 million to $1,273.4 million for the six months ended June 30, 2013 (“the 2013 period”) from $1,228.4 million for the six months ended June 30, 2012 (“the 2012 period”), representing a 3.7% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Admissions revenues (1)	$570.5	$553.8	3.0%	$243.4	$238.1	2.2%	$813.9	$791.9	2.8%
Concession revenues (1)	$282.2	$273.1	3.3%	$118.9	$108.1	10.0%	$401.1	$381.2	5.2%
Other revenues (1) (2)	$24.6	$23.3	5.6%	$33.8	$32.0	5.6%	$58.4	$55.3	5.6%
Total revenues (1) (2)	$877.3	$850.2	3.2%	$396.1	$378.2	4.7%	$1,273.4	$1,228.4	3.7%
Attendance (1)	81.6	81.8	(0.2)%	49.2	48.5	1.4%	130.8	130.3	0.4%

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 17 of our condensed consolidated financial statements.

•

U.S. The increase in admissions revenues of $16.7 million was primarily attributable to a 3.2% increase in average ticket price from $6.77 for the 2012 period to $6.99 for the 2013 period. The increase in concession revenues of $9.1 million was primarily attributable to a 3.6% increase in concession revenues per patron from $3.34 for the 2012 period to $3.46 for the 2013 period. The increase in average ticket price was primarily due to price increases. The increase in concession revenues per patron was primarily due to incremental sales and price increases. Our revenues and attendance for the 2013 period also benefited from the inclusion of the 32 Rave theatres acquired on May 29, 2013 (see Note 5 to the condensed consolidated financial statements).

•

International. The increase in admissions revenues of $5.3 million was attributable to a 1.4% increase in attendance and a 0.8% increase in average ticket price from $4.91 for the 2012 period to $4.95 for the 2013 period. The increase in concession revenues of $10.8 million was attributable to the 1.4% increase in attendance and an 8.5% increase in concession revenues per patron from $2.23 for the 2012 period to $2.42 for the 2013 period. The increase in attendance was primarily due to new theatres. The increase in concession revenues per patron was primarily due to incremental sales and price increases, partially offset by the unfavorable impact of exchange rates in certain countries in which we operate.

Cost of Operations. The table below summarizes certain of our year-over-year theatre operating costs by reportable operating segment (in millions).

	U.S. Operating Segment		International Operating Segment		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Film rentals and advertising	$317.3	$306.8	$120.1	$115.9	$437.4	$422.7
Concession supplies	39.3	34.9	25.7	25.3	65.0	60.2
Salaries and wages	87.2	85.9	38.4	34.9	125.6	120.8
Facility lease expense	98.7	95.6	47.0	44.6	145.7	140.2
Utilities and other	93.4	91.2	51.7	44.9	145.1	136.1

U.S. Film rentals and advertising costs were $317.3 million, or 55.6% of admissions revenues for the 2013 period compared to $306.8 million, or 55.4% of admissions revenues, for the 2012 period. Concession supplies expense was $39.3 million, or 13.9% of concession revenues, for the 2013 period compared to $34.9 million, or 12.8% of concession revenues, for the 2012 period. The increase in the concession supplies rate was primarily due to increased inventory procurement costs on certain concession products and the impact of special concession promotions that help drive incremental concession sales.

Salaries and wages increased to $87.2 million for the 2013 period from $85.9 million for the 2012 period. Facility lease expense increased to $98.7 million for the 2013 period from $95.6 million for the 2012 period. Utilities and other costs increased to $93.4 million for the 2013 period from $91.2 million for the 2012 period. All of the above-mentioned theatre operating costs for the 2013 period increased primarily due to the inclusion of the 32 Rave theatres acquired on May 29, 2013 (see Note 5 to the condensed consolidated financial statements).

•

International. Film rentals and advertising costs were $120.1 million, or 49.3% of admissions revenues, for the 2013 period compared to $115.9 million, or 48.7% of admissions revenues, for the 2012 period. Concession supplies expense was $25.7 million, or 21.6% of concession revenues, for the 2013 period compared to $25.3 million, or 23.4% of concession revenues, for the 2012 period. The decrease in the concession supplies rate is primarily due to concession sales price increases.

Salaries and wages increased to $38.4 million for the 2013 period from $34.9 million for the 2012 period primarily due to increased wage rates and new theatres. Facility lease expense increased to $47.0 million for the 2013 period from $44.6 million for the 2012 period primarily due to increased common area maintenance expenses and new theatres. Utilities and other costs increased to $51.7 million for the 2013 period from $44.9 million for the 2012 period primarily due to new theatres and increased property taxes.

General and Administrative Expenses. General and administrative expenses increased to $77.1 million for the 2013 period from $68.9 million for the 2012 period. The increase was primarily due to increased salaries and incentive compensation expense of approximately $3.7 million and increased professional fees of approximately $3.9 million.

Depreciation and Amortization. Depreciation and amortization expense was $77.8 million for the 2013 period compared to $73.2 million for the 2012 period. The increase was primarily due to new theatres, including the 32 Rave theatres acquired on May 29, 2013.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $1.9 million for the 2013 period compared to $0.5 million for the 2012 period. Impairment charges for the 2013 period consisted of U.S. and international theatre properties, impacting nine of our twenty-six reporting units. Impairment charges for the 2012 period consisted of U.S. and international theatre properties, impacting nine of our twenty-four reporting units.

The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 13 to our condensed consolidated financial statements.

(Gain) Loss on Sale of Assets and Other. We recorded a gain on sale of assets and other of $3.1 million during the 2013 period compared to a loss of $1.3 million during the 2012 period. The gain recorded during the 2013 period was primarily a result of a gain on sale of a land parcel in the U.S. The loss recorded during the 2012 period was primarily due to the retirement of certain theatre equipment that was replaced during the period.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $67.1 million for the 2013 period compared to $63.5 million for the 2012 period. The increase was primarily due to the issuance of the 4.875% Senior Notes on May 24, 2013 with the net proceeds not utilized to pay off the former 8.625% Senior Notes until June 24, 2013. See Note 4 to our condensed consolidated financial statements for further discussion of our recent long-term debt activity.

Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of approximately $72.3 million during the 2013 period as a result of the redemption of Cinemark USA, Inc.’s 8.625% Senior Notes on June 24, 2013. The loss on early retirement of debt included approximately $56.6 million for a make-whole premium paid and the write-off of approximately $8.0 million in unamortized bond discount and $7.6 million in unamortized debt issue costs and the payment of $0.1 million of other fees.

Distributions from NCM. We recorded distributions from NCM of $7.8 million during the 2013 period and $8.4 million during the 2012 period, which were in excess of the carrying value of our Tranche 1 investment. See Note 7 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $4.1 million during the 2013 period compared to $2.8 million during the 2012 period. The equity in income of affiliates recorded during the 2013 period included income of approximately $2.7 million related to our equity investment in DCIP (see Note 8 to our condensed consolidated financial statements) and income of approximately $1.4 million related to our equity investment in NCM (see Note 7 to our condensed consolidated financial statements). The equity in income of affiliates recorded during the 2012 period included income of approximately $3.0 million related to our equity investment in DCIP partially offset by a loss of approximately $0.2 million related to our equity investment in NCM.

Income Taxes. Income tax expense of $19.8 million was recorded for the 2013 period compared to $59.2 million for the 2012 period. The effective tax rate was 26.6% for the 2013 period compared to 38.2% for the 2012 period. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate. The effective tax rate for the 2013 period reflects the impact of items related to our Mexico subsidiaries.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2013, we carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

As required by the indentures governing the Company’s 5.125% Senior Notes, 4.875% Senior Notes and Senior Subordinated Notes, the Company has included in this filing, interim financial information for its subsidiaries that have been designated as unrestricted subsidiaries, as defined by the indentures. As required by these indentures, the Company has included a condensed consolidating balance sheet and condensed consolidating statements of income, comprehensive income and cash flows for the Company and its subsidiaries. These supplementary schedules separately identify the Company’s restricted subsidiaries and unrestricted subsidiaries as required by the Indentures.

Supplemental Schedules Specified by the Senior Notes Indentures and the Senior Subordinated Notes Indenture:

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

JUNE 30, 2013

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$399,630	$115,707	$—	$515,337
Other current assets	252,018	(121,387)	—	130,631

Total current assets	651,648	(5,680)	—	645,968
Theatre properties and equipment, net	1,395,911	—	—	1,395,911
Other assets	1,895,031	205,981	(27,019)	2,073,993

Total assets	$3,942,590	$200,301	$(27,019)	$4,115,872

Liabilities and equity
Current liabilities
Current portion of long-term debt	$8,151	$—	$—	$8,151
Current portion of capital lease obligations	14,269	—	—	14,269
Accounts payable and accrued expenses	361,954	—	—	361,954

Total current liabilities	384,374	—	—	384,374
Long-term liabilities
Long-term debt, less current portion	1,819,500	—	—	1,819,500
Capital lease obligations, less current portion	213,761	—	—	213,761
Other long-term liabilities and deferrals	514,318	104,518	—	618,836

Total long-term liabilities	2,547,579	104,518	—	2,652,097
Commitments and contingencies
Equity	1,010,637	95,783	(27,019)	1,079,401

Total liabilities and equity	$3,942,590	$200,301	$(27,019)	$4,115,872

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

SIX MONTHS ENDED JUNE 30, 2013

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Revenues	$1,273,395	$—	$—	$1,273,395
Cost of operations
Theatre operating costs	918,856	—	—	918,856
General and administrative expenses	77,120	—	—	77,120
Depreciation and amortization	77,766	—	—	77,766
Impairment of long-lived assets	1,945	—	—	1,945
Gain on sale of assets and other	(3,143)	—	—	(3,143)

Total cost of operations	1,072,544	—	—	1,072,544

Operating income	200,851	—	—	200,851
Other income (expense)	(138,220)	11,813	—	(126,407)

Income before income taxes	62,631	11,813	—	74,444
Income taxes	15,363	4,430	—	19,793

Net income	47,268	7,383	—	54,651
Less: Net income attributable to noncontrolling interests	1,040	—	—	1,040

Net income attributable to Cinemark USA, Inc.	$46,228	$7,383	$—	$53,611

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

SIX MONTHS ENDED JUNE 30, 2013

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Net income	$47,268	$7,383	$—	$54,651
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $1,391	2,366	—	—	2,366
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $1,249	2,041	—	—	2,041
Other comprehensive income in equity method investments	—	1,678	—	1,678
Foreign currency translation adjustments	(39,241)	—	—	(39,241)

Total other comprehensive income (loss), net of tax	(34,834)	1,678	—	(33,156)

Total comprehensive income, net of tax	12,434	9,061	—	21,495
Comprehensive income attributable to noncontrolling interests	(925)	—	—	(925)

Comprehensive income attributable to Cinemark USA, Inc.	$11,509	$9,061	$—	$20,570

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2013

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Operating activities
Net income	$47,268	$7,383	$—	$54,651
Adjustments to reconcile net income to cash provided by operating activities	49,064	(1,103)	—	47,961
Changes in assets and liabilities	6,050	4,947	—	10,997

Net cash provided by operating activities	102,382	11,227	—	113,609
Investing activities
Additions to theatre properties and equipment	(90,388)	—	—	(90,388)
Proceeds from sale of theatre properties and equipment	18,478	—	—	18,478
Acquisitions of theatres in the U.S.	(259,247)	—	—	(259,247)
Investment in DCIP and other	—	(3,264)	—	(3,264)

Net cash used for investing activities	(331,157)	(3,264)	—	(334,421)
Financing activities
Dividends paid to parent	(48,000)	—	—	(48,000)
Issuance of senior notes	530,000			530,000
Redemption of senior notes	(461,946)			(461,946)
Repayments of long-term debt	(4,736)	—	—	(4,736)
Payment of debt issue costs	(9,212)			(9,212)
Payments on capital leases	(5,374)	—	—	(5,374)
Other	(159)	—	—	(159)

Net cash provided by financing activities	573	—	—	573
Effect of exchange rate changes on cash and cash equivalents	(6,519)	—	—	(6,519)

Increase (decrease) in cash and cash equivalents	(234,721)	7,963	—	(226,758)
Cash and cash equivalents:
Beginning of year	634,351	107,744	—	742,095

End of year	$399,630	$115,707	$—	$515,337

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

Item 6. Exhibits

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark USA, Inc. for the quarter ended June 30, 2013, filed August 8, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK USA, INC. Registrant

DATE: August 8, 2013

/s/ Tim Warner
Tim Warner Chief Executive Officer

/s/ Robert Copple
Robert Copple Chief Financial Officer

EXHIBIT INDEX

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the quarterly report on Form 10-Q of Cinemark USA, Inc. for the quarter ended June 30, 2013, filed August 8, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.