Form 10-Q
period 2013-09-30
CINEMARK USA INC /TX
filed 2013-11-08
CIK 885975

CINEMARK USA, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL

INSTRUCTION (H)(1)(a) AND (b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM

WITH THE REDUCED DISCLOSURE FORMAT

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes  ☐    No  ☒

As of October 31, 2013, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data, unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$479,601	$742,095
Inventories	12,324	12,571
Accounts receivable	75,335	57,122
Current income tax receivable	1,536	7,129
Current deferred tax asset	16,908	14,397
Prepaid expenses and other	14,578	11,278
Accounts receivable due from parent	4,799	—

Total current assets	605,081	844,592
Theatre properties and equipment	2,476,990	2,284,129
Less accumulated depreciation and amortization	1,059,967	979,171

Theatre properties and equipment – net	1,417,023	1,304,958
Other assets
Goodwill	1,328,842	1,150,811
Intangible assets – net	368,972	330,741
Investment in NCM	179,415	78,123
Investment in DCIP	34,924	23,012
Investment in marketable securities – RealD	8,559	13,707
Investments in and advances to affiliates	4,199	1,237
Long-term deferred tax asset	12,987	13,187
Deferred charges and other assets, net	127,517	102,044

Total other assets	2,065,415	1,712,862

Total assets	$4,087,519	$3,862,412

Liabilities and equity
Current liabilities
Current portion of long-term debt	$9,014	$9,546
Current portion of capital lease obligations	14,173	11,064
Current income tax payable	19,079	8,891
Current deferred tax liability	—	14,900
Accounts payable and accrued expenses	281,802	292,790

Total current liabilities	324,068	337,191
Long-term liabilities
Long-term debt, less current portion	1,817,750	1,754,464
Capital lease obligations, less current portion	207,914	139,107
Long-term deferred tax liability	145,712	177,960
Long-term liability for uncertain tax positions	19,752	19,575
Deferred lease expenses	42,257	38,297
Deferred revenue – NCM	336,096	241,305
Other long-term liabilities	77,699	58,301

Total long-term liabilities	2,647,180	2,429,009
Commitments and contingencies (see Note 19)
Equity
Cinemark USA, Inc.’s stockholder’s equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49,543	49,543
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Additional paid-in-capital	1,200,760	1,192,106
Accumulated deficit	(37,079)	(94,425)
Accumulated other comprehensive loss	(83,517)	(37,698)

Total Cinemark USA, Inc.’s stockholder’s equity	1,105,474	1,085,293
Noncontrolling interests	10,797	10,919

Total equity	1,116,271	1,096,212

Total liabilities and equity	$4,087,519	$3,862,412

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues
Admissions	$479,631	$402,440	$1,293,528	$1,194,306
Concession	242,257	200,112	643,399	581,346
Other	35,678	31,021	94,034	86,345

Total revenues	757,566	633,573	2,030,961	1,861,997
Cost of operations
Film rentals and advertising	254,792	214,002	692,219	636,718
Concession supplies	38,971	32,924	103,992	93,162
Salaries and wages	73,267	63,707	198,821	184,548
Facility lease expense	85,085	72,883	230,827	213,059
Utilities and other	84,723	74,336	229,835	210,419
General and administrative expenses	41,918	36,539	119,038	105,483
Depreciation and amortization	42,399	36,897	120,165	110,054
Impairment of long-lived assets	131	976	2,076	1,472
(Gain) loss on sale of assets and other	611	6,699	(2,532)	8,004

Total cost of operations	621,897	538,963	1,694,441	1,562,919

Operating income	135,669	94,610	336,520	299,078
Other income (expense)
Interest expense	(29,478)	(30,861)	(96,542)	(94,369)
Interest income	1,569	1,396	2,966	3,656
Foreign currency exchange gain (loss)	(507)	1,215	(847)	1,662
Loss on early retirement of debt	—	—	(72,302)	—
Distributions from NCM	5,622	4,673	13,418	13,090
Equity in income of affiliates	11,733	6,844	15,839	9,622

Total other expense	(11,061)	(16,733)	(137,468)	(66,339)

Income before income taxes	124,608	77,877	199,052	232,739
Income taxes	43,572	29,625	63,365	88,802

Net income	$81,036	$48,252	$135,687	$143,937
Less: Net income attributable to noncontrolling interests	726	582	1,766	1,855

Net income attributable to Cinemark USA, Inc.	$80,310	$47,670	$133,921	$142,082

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$81,036	$48,252	$135,687	$143,937
Other comprehensive income (loss), net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes of $70, $48, $1,461 and $72	115	(79)	2,481	(35)
Unrealized gain (loss) due to fair value adjustments on available-for-sale securities, net of taxes of $3,181, $2,760, $1,933 and $459	(5,256)	(4,601)	(3,215)	764
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreement	—	494	—	2,470
Other comprehensive income in equity method investments	1,776	—	3,454	—
Foreign currency translation adjustments	(9,518)	7,354	(48,759)	(16,086)

Total other comprehensive income (loss), net of tax	(12,883)	3,168	(46,039)	(12,887)

Total comprehensive income, net of tax	68,153	51,420	89,648	131,050
Comprehensive income attributable to noncontrolling interests	(621)	(593)	(1,546)	(1,673)

Comprehensive income attributable to Cinemark USA, Inc.	$67,532	$50,827	$88,102	$129,377

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine months ended September 30,
	2013	2012
Operating activities
Net income	$135,687	$143,937
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	117,195	106,838
Amortization of intangible and other assets and favorable/unfavorable leases	2,970	3,216
Amortization of long-term prepaid rents	2,104	1,988
Amortization of debt issue costs	4,165	3,575
Amortization of deferred revenues, deferred lease incentives and other	(8,478)	(6,890)
Amortization of accumulated other comprehensive loss related to terminated interest rate swap agreement	—	2,470
Fair value change in interest rate swap agreements not designated as hedges	—	(761)
Amortization of bond discount	482	692
Impairment of long-lived assets	2,076	1,472
Share based awards compensation expense	9,743	9,615
(Gain) loss on sale of assets and other	(2,532)	8,004
Write-off of unamortized debt discount and debt issue costs related to early retirement of debt	15,688	—
Deferred lease expenses	4,038	3,327
Deferred income tax expenses	(34,087)	6,935
Equity in income of affiliates	(15,839)	(9,622)
Interest paid on redemption of senior notes	(8,054)	—
Distributions from equity investees	7,645	4,563
Changes in assets and liabilities	(54,438)	(5,592)

Net cash provided by operating activities	178,365	273,767
Investing activities
Additions to theatre properties and equipment	(159,488)	(146,527)
Proceeds from sale of theatre properties and equipment	29,880	737
Acquisition of theatre in the U.S., net of cash acquired	(259,247)	(14,080)
Investment in DCIP and other	(5,080)	(1,375)

Net cash used for investing activities	(393,935)	(161,245)
Financing activities
Dividends paid to parent	(76,575)	(71,750)
Payroll taxes paid as a result of restricted stock withholdings	(3,464)	(3,263)
Issuance of senior notes	530,000	—
Other short-term borrowings	1,473	—
Redemption of senior notes	(461,946)	—
Repayments of long-term debt	(7,060)	(9,051)
Payment of debt issue costs	(9,328)	—
Payments on capital leases	(8,480)	—
Purchase of noncontrolling interest share of Adamark S.A., a Brazilian subsidiary	(5,621)	(6,958)
Other	2,822	39

Net cash used for financing activities	(38,179)	(90,983)
Effect of exchange rate changes on cash and cash equivalents	(8,745)	(2,114)

Increase (decrease) in cash and cash equivalents	(262,494)	19,425
Cash and cash equivalents:
Beginning of period	742,095	521,253

End of period	$479,601	$540,678

Supplemental information (see Note 16)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

1. The Company and Basis of Presentation

Cinemark USA, Inc. and subsidiaries (the “Company”) is a leader in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the nine months ended September 30, 2013.

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

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2012, included in the Annual Report on Form 10-K filed March 19, 2013 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be achieved for the full year.

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

During February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 amended existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. ASU 2013-02 requires prospective adoption and affects financial statement disclosures only. For public entities, the new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a significant impact on our condensed consolidated financial statements. See Note 11 for changes in accumulated other comprehensive loss, including amounts reclassified out of accumulated other comprehensive loss, for the three and nine months ended September 30, 2013 and 2012.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

3. Income Taxes

During the nine months ended September 30, 2013, the Company recorded income tax expense of approximately $63,365, which resulted in a tax rate of approximately 31.8%. The effective tax rate reflects the impact of items related to the Company’s Mexico subsidiaries.

4. Long-Term Debt Activity

Issuance of 4.875% Senior Notes Due 2023

On May 24, 2013, Cinemark USA, Inc. issued $530,000 aggregate principal amount of 4.875% senior notes due 2023, at par value (the “4.875% Senior Notes”). Proceeds, after payment of fees, were used to finance a redemption of the 8.625% Senior Notes due 2019 discussed below. Interest on the 4.875% Senior Notes is payable on June 1 and December 1 of each year, beginning December 1, 2013. The 4.875% Senior Notes mature on June 1, 2023. The Company incurred debt issue costs of approximately $8,258 in connection with the issuance.

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

On June 26, 2013, Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Securities and Exchange Commission (the “Commission”), pursuant to which Cinemark USA, Inc. offered to exchange the 4.875% Senior Notes for substantially identical notes registered under the Securities Act of 1933, as amended, that do not contain terms restricting the transfer thereof or providing for registration rights. The registration statement was declared effective by the Commission on July 9, 2013. On August 7, 2013, Cinemark USA, Inc. completed the exchange of registered 4.875% Senior Notes for all of the outstanding 4.875% Senior Notes.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Redemption of 8.625% Senior Notes

On June 24, 2013, Cinemark USA, Inc. redeemed its $470,000 8.625% senior notes at 112.035% of the principal amount, inclusive of a make-whole premium, plus accrued and unpaid interest, utilizing the proceeds from the issuance of the Cinemark USA, Inc. 4.875% Senior Notes discussed above. As a result of the redemption, the Company wrote-off approximately $8,054 in unamortized bond discount and $7,634 in unamortized debt issue costs, paid a make-whole premium of approximately $56,564 and paid other fees of $50, all of which are reflected in loss on early retirement of debt during the nine months ended September 30, 2013.

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

Issuance of 5.125% Senior Notes Due 2022

On December 18, 2012, Cinemark USA, Inc. issued $400,000 aggregate principal amount of 5.125% senior notes due 2022, at par value (the “5.125% Senior Notes”). A portion of the proceeds were used to refinance a portion of the former senior secured credit facility and to fund the purchase price for the Rave Acquisition (see Note 5) and the remainder is expected to be used for general corporate purposes. Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year. The 5.125% Senior Notes mature on December 15, 2022.

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB Accounting Standards Codification (“ASC”) Topic 820-10-35, Fair Value Measurement. The carrying value of the Company’s long-term debt was $1,826,764 and $1,764,010 as of September 30, 2013 and December 31, 2012, respectively. The fair value of the Company’s long-term debt was $1,780,457 and $1,851,246 as of September 30, 2013 and December 31, 2012, respectively.

5. Acquisitions and Dispositions

Acquisition of Rave Theatres

On May 29, 2013, the Company acquired 32 theatres with 483 screens from Rave Real Property Holdco, LLC and certain of its subsidiaries, Rave Cinemas, LLC and RC Processing, LLC (collectively “Rave”) in an asset purchase for approximately $236,875 in cash plus the assumption of certain liabilities (the “Rave Acquisition”). The acquisition resulted in an expansion of the Company’s domestic theatre base into one new state and seven new markets. The transaction was subject to antitrust approval by the Department of Justice or Federal Trade Commission. The Department of Justice required the Company to agree to divest of three of the newly-acquired theatres, which occurred during August 2013 (see discussion below). The Company incurred approximately $500 in transaction costs, which are reflected in general and administrative expenses on the condensed consolidated statements of income for the nine months ended September 30, 2013.

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

The weighted average amortization period for the intangible assets acquired was approximately 14 years as of the acquisition date. The goodwill is fully deductible for tax purposes.

The following unaudited pro forma information summarizes our results of operations as if the Rave Acquisition had occurred as of January 1, 2012:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Total revenues	$757,566	$694,771	$2,125,525	$2,042,253
Income before income taxes	$124,608	$86,248	$208,629	$255,361

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

Disposition of Mexico Subsidiaries

During February 2013, the Company entered into a stock purchase agreement with Grupo Cinemex, S.A. De C.V. pursuant to which the Company will sell its Mexican subsidiaries, which consist of 31 theatres and 290 screens. The sales price, which will be paid in Mexican pesos and is subject to certain closing date adjustments, will be approximately $123,620, based on the exchange rate at September 30, 2013. The transaction is subject to approval by the Mexican Federal Competition Commission (the “Competition Commission”). During August 2013, the Competition Commission voted three to two to block the transaction and the Company has filed an appeal for the Competition Commission to reconsider the sale. The Company expects the Competition Commission to respond to the appeal during the fourth quarter of 2013.

Disposition of Recently Acquired Rave Theatres

In conjunction with the Rave Acquisition, the Company was required to divest of three theatres pursuant to a Hold Separate Agreement with the Department of Justice. On July 17, 2013, the Company entered into a definitive agreement to sell these three theatres to Carmike Cinemas, Inc. The transaction was approved by the Department of Justice and closed on August 16, 2013.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

6. Equity

Below is a summary of changes in stockholder’s equity attributable to Cinemark USA, Inc., noncontrolling interests and total equity for the nine months ended September 30, 2013 and 2012:

	Cinemark
	USA, Inc.
	Stockholder’s	Noncontrolling	Total
	Equity	Interests	Equity
Balance at January 1, 2013	$1,085,293	$10,919	$1,096,212
Purchase of noncontrolling interest’s share of Adamark S.A., a Brazilian subsidiary	(4,618)	(1,003)	(5,621)
Share based awards compensation expense	9,743	—	9,743
Tax benefit related to restricted stock and restricted stock unit vesting and dividends paid on unvested stock	3,529	—	3,529
Dividends paid to parent	(76,575)	—	(76,575)
Dividends paid to noncontrolling interests	—	(665)	(665)
Net income	133,921	1,766	135,687
Fair value adjustments on interest rate swap agreements designated as hedges, net of taxes of $1,461	2,481	—	2,481
Fair value adjustments on available-for-sale securities, net of taxes of $1,933	(3,215)	—	(3,215)
Other comprehensive income in equity method investees	3,454	—	3,454
Foreign currency translation adjustments	(48,539)	(220)	(48,759)

Balance at September 30, 2013	$1,105,474	$10,797	$1,116,271

	Cinemark
	USA, Inc.
	Stockholder’s	Noncontrolling	Total
	Equity	Interests	Equity
Balance at January 1, 2012	$1,014,531	$10,762	$1,025,293
Share based awards compensation expense	9,615	—	9,615
Tax benefit related to restricted stock and restricted stock unit vesting and dividends paid on unvested restricted stock	861	—	861
Dividends paid to parent	(71,750)	—	(71,750)
Dividends paid to noncontrolling interests	—	(706)	(706)
Net income	142,082	1,855	143,937
Fair value adjustments on interest rate swap agreements designated as hedges, net of taxes of $72	(35)	—	(35)
Amortization of accumulated other comprehensive loss on terminated swap agreement	2,470	—	2,470
Fair value adjustments on available-for-sale securities, net of taxes of $459	764	—	764
Foreign currency translation adjustments	(15,904)	(182)	(16,086)

Balance at September 30, 2012	$1,082,634	$11,729	$1,094,363

Purchase of Noncontrolling Interest’s Share of Adamark S.A.

During August 2013, the Company purchased the 49.9% noncontrolling interest share of one of its Brazilian subsidiaries, Adamark S.A., for approximately $5,621 in cash. Adamark S.A. owns two of the Company’s Brazilian theatres. The increase in the Company’s ownership interest in the Brazilian subsidiary was accounted for as an equity transaction in accordance with ASC Topic 810-10-45-23. The Company recorded a decrease in additional paid-in-capital of approximately $4,618, which represented the difference between the cash paid and the book value of the Brazilian subsidiary’s noncontrolling interest account. As a result of this transaction, the Company owns 100% of the shares in Adamark S.A.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of the impact of changes in the Company’s ownership interest in its subsidiary on its equity:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Net income attributable to Cinemark USA, Inc.	$80,310	$133,921

Transfers from noncontrolling interests:
Decrease in Cinemark USA, Inc. additional paid-in-capital for the buyout of a noncontrolling interest in Brazil	(4,618)	(4,618)

Net transfers from non-controlling interests	(4,618)	(4,618)

Change from net income attributable to Cinemark USA, Inc. and transfers from noncontrolling interests	$75,692	$129,303

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

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

						Other
	Investment	Deferred	Distributions	Equity in	Other	Comprehensive	Cash
	in NCM	Revenue	from NCM	Earnings	Revenue	Income	Received
Balance as of January 1, 2013	$78,123	$(241,305)
Receipt of common units due to annual common unit adjustment	8,869	(8,869)	$—	$—	$—	$—	$—
Receipt of common units due to extraordinary common unit adjustment	89,928	(89,928)	—	—	—	—	—
Revenues earned under ESA (1)	—	—	—	—	(5,818)	—	5,818
Receipt of excess cash distributions	(7,153)	—	(12,091)	—	—	—	19,244
Receipt under tax receivable agreement	(492)	—	(1,327)	—	—	—	1,819
Equity in earnings	8,524	—	—	(8,524)	—	—	—
Equity in other comprehensive income	1,616	—	—	—	—	(1,616)	—
Amortization of deferred revenue	—	4,006	—	—	(4,006)	—	—

Balance as of and for the period ended September 30, 2013	$179,415	$(336,096)	$(13,418)	$(8,524)	$(9,824)	$(1,616)	$26,881

(1)

Amount includes the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $9,061.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

During the nine months ended September 30, 2013 and 2012, the Company recorded equity earnings of approximately $8,524 and $3,574, respectively.

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

As of September 30, 2013, the Company owned a total of 23,998,505 common units of NCM, representing an ownership interest of approximately 20%.

Below is summary financial information for NCM for the three and six months ended June 27, 2013 (financial information was not yet available for the nine months ended September 26, 2013).

	Three Months Ended June 27, 2013	Six Months Ended June 27, 2013
Gross revenues	$122,810	$205,029
Operating income	$57,928	$79,563
Net earnings	$41,153	$46,778

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

8. Investment in Digital Cinema Implementation Partners

On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. As of September 30, 2013, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP.

The Company has a variable interest in Kasima through the terms of its master equipment lease agreement; however, the Company has determined that it is not the primary beneficiary of Kasima, as the Company does not have the ability to direct the activities of Kasima that most significantly impact Kasima’s economic performance. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting. During the nine months ended September 30, 2013 and 2012, the Company recorded equity income of approximately $7,315 and $6,144, respectively, relating to this investment.

Below is a summary of changes in the Company’s investment in DCIP for the nine months ended September 30, 2013:

Investment in
DCIP
Balance as of January 1, 2013	$23,012
Cash contributions	2,759
Equity in income	7,315
Equity in other comprehensive income	1,838

Balance as of September 30, 2013	$34,924

The digital projection systems that are leased from Kasima are under an operating lease with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, the Company pays minimum annual rent of one thousand dollars per digital projection system for the first six and a half years from the effective date of the agreement and minimum annual rent of three thousand dollars per digital projection system beginning at six and a half years from the effective date through the end of the lease term. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum. As of September 30, 2013, the Company had 3,556 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company recorded equipment lease expense of approximately $5,930 and $5,827 during the nine months ended September 30, 2013 and 2012, respectively, which is included in utilities and other costs on the condensed consolidated statements of income.

Below is summary financial information for DCIP for the three and nine months ended September 30, 2013.

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Revenues	$46,321	$134,398
Operating income	$29,748	$85,274
Net income	$16,530	$30,793

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

As of September 30, 2013, the Company owned 1,222,780 shares in RealD, with an estimated fair value of $8,559, which is based on the closing price of RealD’s common stock on September 30, 2013, and falls under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. During the nine months ended September 30, 2013, the Company recorded an unrealized holding loss of approximately $5,148, before taxes, as a component of accumulated other comprehensive loss on the condensed consolidated balance sheet.

Below is a summary of changes in the Company’s investment in RealD for the nine months ended September 30, 2013:

Investment in RealD
Balance as of January 1, 2013	$13,707
Unrealized holding loss	(5,148)

Balance as of September 30, 2013	$8,559

10. Share Based Awards

Stock Options – A summary of stock option activity and related information for Cinemark Holdings, Inc.’s stock options that are held by the Company’s employees for the nine months ended September 30, 2013 is as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2013	22,022	$7.63
Exercised	(7,438)	$7.63

Outstanding at September 30, 2013	14,584	$7.63	$352

Options exercisable at September 30, 2013	14,584	$7.63	$352

All outstanding stock options were fully vested as of April 2, 2009. There were no stock options granted or forfeited during the nine months ended September 30, 2013. The total intrinsic value of options exercised during the nine months ended September 30, 2013 was $168. The Company recognized a tax benefit of approximately $71 during the nine months ended September 30, 2013 related to these stock option exercises. Options outstanding at September 30, 2013 have an average remaining contractual life of approximately one year.

Restricted Stock – During the nine months ended September 30, 2013, Cinemark Holdings, Inc. granted 220,526 shares of restricted stock to its directors and employees of the Company. The fair value of the restricted stock granted was determined based on the market value of Cinemark Holdings, Inc.’s common stock on the date of grant, which ranged from $27.92 to $29.44 per share. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock awards. Restricted stock granted to Cinemark Holdings, Inc.’s directors vests over a one-year period. Certain of the restricted stock granted to employees vests over three years based on continued service and the remaining restricted stock granted to employees vests over four years based on continued service. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of restricted stock activity for the nine months ended September 30, 2013:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2013	1,534,163	$18.85
Granted	220,526	$29.28
Vested	(461,060)	$15.50
Forfeited	(21,847)	$22.85

Outstanding at September 30, 2013	1,271,782	$21.81

Unvested restricted stock at September 30, 2013	1,271,782	$21.81

The Company receives an income tax deduction upon vesting of the restricted stock awards. The total fair value of shares in which the Company’s employees vested during the nine months ended September 30, 2013 was $12,440. The fair value of shares in which Cinemark Holdings, Inc.’s directors vested was $1,000 during the nine months ended September 30, 2013. The Company recognized a tax benefit of approximately $3,848 and Cinemark Holdings, Inc. recognized an additional benefit of $420 during the nine months ended September 30, 2013 related to these vested shares.

The Company recorded compensation expense of $7,220 and $7,454 related to restricted stock awards during the nine months ended September 30, 2013 and 2012, respectively. Cinemark Holdings, Inc. recognized additional compensation expense of $603 and $550, respectively, during the nine months ended September 30, 2013 and 2012. As of September 30, 2013, the remaining unrecognized compensation expense related to restricted stock awards was $16,850 and the weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Restricted Stock Units – During the nine months ended September 30, 2013, Cinemark Holdings, Inc. granted restricted stock units representing 115,107 hypothetical shares of common stock to employees of the Company. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the three fiscal year period ending December 31, 2015 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments as defined in the restricted stock unit award agreement. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the three year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the three year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the three year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. All payouts of restricted stock units that vest will be subject to an additional one year service requirement and will be paid in the form of common stock if the participant continues to provide services through March 2017, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the nine months ended September 30, 2013 at each of the three target levels of financial performance (excluding forfeiture assumptions):

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

The Company recorded compensation expense of $2,523 and $2,161 related to restricted stock unit awards during the nine months ended September 30, 2013 and 2012, respectively.

During the nine months ended September 30, 2013, 11,498 restricted stock unit awards were forfeited. During the nine months ended September 30, 2013, 295,751 restricted stock unit awards vested. Upon vesting, each restricted stock unit was converted into one share of Cinemark Holdings, Inc.’s common stock. In addition, Cinemark Holdings, Inc. paid approximately $939 in dividends on the vested restricted stock units, which represented dividends that had accumulated on the awards since they were granted. The fair value of the restricted stock unit awards that vested during the nine months ended September 30, 2013 was approximately $8,723. The Company recognized a tax benefit of approximately $3,663 during the nine months ended September 30, 2013 related to these vested awards.

As of September 30, 2013, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $4,602. The weighted average period over which this remaining compensation expense will be recognized is approximately one year. As of September 30, 2013, the Company had restricted stock units outstanding that represented a total of 802,529 hypothetical shares of common stock, net of actual cumulative forfeitures of 11,498 units, assuming the maximum IRR level is achieved for each of the grants.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of the Company’s current interest rate swap agreements designated as cash flow hedges as of September 30, 2013:

Nominal Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	Current Liability (1)	Long-Term Liability (2)	Estimated Total Fair Value at September 30, 2013
$175,000	December 2010	1.3975%	1-Month LIBOR	September 2015	$1,961	$1,624	$3,585
$175,000	December 2010	1.4000%	1-Month LIBOR	September 2015	1,991	1,614	3,605
$100,000	November 2011	1.7150%	1-Month LIBOR	April 2016	1,437	1,623	3,060

$450,000					$5,389	$4,861	$10,250

(1)	Included in accounts payable and accrued expenses on the condensed consolidated balance sheet as of September 30, 2013.
(2)	Included in other long-term liabilities on the condensed consolidated balance sheet as of September 30, 2013.

The Company amortized approximately $2,470 to interest expense during the nine months ended September 30, 2012 related to a previously terminated interest rate swap agreement. The accumulated other comprehensive loss related to the terminated interest rate swap agreement became fully amortized in August 2012. See Note 14 for additional information about the Company’s fair value measurements related to its interest rate swap agreements.

The changes in accumulated other comprehensive loss, net of taxes, related to the Company’s interest rate swap agreements for the three months ended September 30, 2013 and 2012 were as follows:

	Interest Rate Swaps
	2013	2012
Beginning balances – July 1	$(6,501)	$(10,338)

Other comprehensive loss before reclassifications, net of taxes	(1,352)	(5,000)
Amounts reclassified from accumulated other comprehensive loss to interest expense	1,467	5,415

Net other comprehensive income	$115	$415

Ending balances – September 30	$(6,386)	$(9,923)

The changes in accumulated other comprehensive loss, net of taxes, related to the Company’s interest rate swap agreements for the nine months ended September 30, 2013 and 2012 were as follows:

	Interest Rate Swaps
	2013	2012
Beginning balances – January 1	$(8,867)	$(12,358)

Other comprehensive loss before reclassifications, net of taxes	(1,866)	(11,219)
Amounts reclassified from accumulated other comprehensive loss to interest expense	4,347	13,654

Net other comprehensive income	$2,481	$2,435

Ending balances – September 30	$(6,386)	$(9,923)

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

12. Goodwill and Other Intangible Assets

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2013 (1)	$956,997	$193,814	$1,150,811
Acquisition of U.S. theatres (Note 5)	203,827	—	203,827
Disposition of U.S. theatres (Note 5)	(10,353)	—	(10,353)
Foreign currency translation adjustments	—	(15,443)	(15,443)

Balance at September 30, 2013 (1)	$1,150,471	$178,371	$1,328,842

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.

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

No events or changes in circumstances occurred during the nine months ended September 30, 2013 that indicated the carrying value of goodwill might exceed its estimated fair value.

Intangible assets consisted of the following:

	Balance at January 1,				Balance at September 30,
	2013	Acquisitions (2)	Amortization	Other (1)	2013
Intangible assets with finite lives:
Gross carrying amount	$71,921	$44,487	$—	$(2,246)	$114,162
Accumulated amortization	(51,354)	—	(4,207)	726	(54,835)

Total net intangible assets with finite lives	$20,567	$44,487	$(4,207)	$(1,520)	$59,327

Intangible assets with indefinite lives:
Tradename	310,174	—	—	(529)	309,645

Total intangible assets – net	$330,741	$44,487	$(4,207)	$(2,049)	$368,972

(1)	Consists primarily of foreign currency translation adjustments and the write-off of intangibles associated with theatres sold during the nine months ended September 30, 2013.
(2)	Consists of definite-lived tradename, favorable leases and other intangible assets (see Note 5).

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Estimated aggregate future amortization expense for intangible assets is as follows:

For the three months ended December 31, 2013	$1,909
For the twelve months ended December 31, 2014	6,934
For the twelve months ended December 31, 2015	6,641
For the twelve months ended December 31, 2016	6,418
For the twelve months ended December 31, 2017	5,773
Thereafter	31,652

Total	$59,327

13. Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of approximately twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the nine months ended September 30, 2013 and 2012. As of September 30, 2013, the estimated aggregate fair value of the long-lived assets impaired during the nine months ended September 30, 2013 was approximately $327.

The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
United States theatre properties	$131	$884	$901	$1,261
International theatre properties	—	92	1,175	211

Impairment of long-lived assets	$131	$976	$2,076	$1,472

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

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of September 30, 2013:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities – current (see Note 11)	$(5,389)	$—	$—	$(5,389)
Interest rate swap liabilities – long-term (see Note 11)	$(4,861)	$—	$—	$(4,861)
Investment in RealD (see Note 9)	$8,559	$8,559	$—	$—

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

Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Liabilities
	2013	2012
Beginning balances – January 1	$14,192	$16,576
Total loss included in accumulated other comprehensive loss	405	11,291
Total gain included in earnings	—	(761)
Settlements	(4,347)	(11,184)

Ending balances – September 30	$10,250	$15,922

The Company also uses the income approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 12 and Note 13). Additionally, the Company uses the market approach to estimate the fair value of its long-term debt (see Note 4). There were no changes in valuation techniques during the period. There were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2013.

15. Foreign Currency Translation

The accumulated other comprehensive loss account in stockholder’s equity of $37,698 and $83,517 at December 31, 2012 and September 30, 2013, respectively, includes cumulative foreign currency adjustments of $31,330 and $79,869, respectively, from translating the financial statements of the Company’s international subsidiaries, and also includes the change in fair values of the Company’s interest rate swap agreements that are designated as hedges and the change in fair value of the Company’s available-for-sale securities.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of the impact of translating the September 30, 2013 financial statements of certain of the Company’s international subsidiaries:

				Other
				Comprehensive
				Loss for The
	Exchange Rate as of		Total Assets at	Nine Months Ended
Country	September 30, 2013	December 31, 2012	September 30, 2013	September 30, 2013
Brazil	2.28	2.05	$330,871	$(24,042)
Argentina	5.74	4.91	$128,482	(15,347)
Mexico	13.08	13.02	$117,884	(888)
Colombia	1,919.51	1,768.23	$54,619	(2,742)
Peru	2.83	2.56	$41,480	(3,461)
All other				(2,059)

				$(48,539)

16. Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Nine Months Ended
	September 30,
	2013	2012
Cash paid for interest	$74,071	$75,737
Cash paid for income taxes, net of refunds received	$86,333	$63,638
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$5,937	$(9,943)
Theatre properties acquired under capital lease (see Note 5)	$66,545	$3,802
Change in fair market values of interest rate swap agreements, net of taxes	$2,481	$(35)
Investment in NCM – receipt of common units (see Note 7)	$98,797	$9,137
Change in fair market value of available-for-sale securities, net of taxes (see Note 9)	$(5,148)	$764

(1)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2012 and September 30, 2013 were $4,685 and $10,622, respectively.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
U.S.	$529,426	$416,165	$1,412,898	$1,271,155
International	231,771	220,633	627,843	598,880
Eliminations	(3,631)	(3,225)	(9,780)	(8,038)

Total revenues	$757,566	$633,573	$2,030,961	$1,861,997

Adjusted EBITDA
U.S.	$133,076	$94,794	$342,658	$303,200
International	57,370	53,832	142,874	143,428

Total Adjusted EBITDA	$190,446	$148,626	$485,532	$446,628

Capital expenditures
U.S.	$35,746	$27,357	$71,533	$74,160
International	33,354	25,583	87,955	72,367

Total capital expenditures	$69,100	$52,940	$159,488	$146,527

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$81,036	$48,252	$135,687	$143,937
Add (deduct):
Income taxes	43,572	29,625	63,365	88,802
Interest expense (1)	29,478	30,861	96,542	94,369
Loss on early retirement of debt	—	—	72,302	—
Other income (2)	(12,795)	(9,455)	(17,958)	(14,940)
Depreciation and amortization (3)	42,399	36,897	120,165	110,054
Impairment of long-lived assets	131	976	2,076	1,472
(Gain) loss on sale of assets and other	611	6,699	(2,532)	8,004
Deferred lease expenses	1,935	997	4,038	3,327
Amortization of long-term prepaid rents	725	678	2,104	1,988
Share based awards compensation expense	3,354	3,096	9,743	9,615

Adjusted EBITDA	$190,446	$148,626	$485,532	$446,628

(1)	Includes amortization of debt issue costs.
(2)

Includes interest income, foreign currency exchange gain (loss) and equity in income of affiliates and excludes distributions from NCM. Distributions from NCM are reported entirely within the U.S. operating segment.

(3)	Includes amortization of favorable/unfavorable leases.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2013	2012	2013	2012
U.S.	$529,426	$416,165	$1,412,898	$1,271,155
Brazil	87,028	82,457	251,831	244,487
Other international countries	144,743	138,176	376,012	354,393
Eliminations	(3,631)	(3,225)	(9,780)	(8,038)

Total	$757,566	$633,573	$2,030,961	$1,861,997

Theatre Properties and Equipment-net	September 30, 2013	December 31, 2012
U.S.	$1,043,261	$940,922
Brazil	186,998	190,990
Other international countries	186,764	173,046

Total	$1,417,023	$1,304,958

18. Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is Cinemark Holdings, Inc.’s Chairman of the Board and directly and indirectly owns approximately 8.5% of Cinemark Holdings, Inc.’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $444 and $404 of management fee revenues during the nine months ended September 30, 2013 and 2012, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company leases 18 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 19 leases, 16 have fixed minimum annual rent. The three leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. For the nine months ended September 30, 2013 and 2012, the Company paid total rent of approximately $17,543 and $19,441, respectively, to Syufy.

The Company has paid certain fees and expenses on behalf of its parent, Cinemark Holdings, Inc. and Cinemark Holdings, Inc. has paid income taxes and other items on behalf of the Company. The net receivable from Cinemark Holdings, Inc. as of September 30, 2013 and December 2012 was $4,799 and $0, respectively.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

20. Condensed Consolidating Financial Information of Subsidiary Guarantors

As of September 30, 2013, the Company had outstanding $400,000 aggregate principal amount of 5.125% senior notes due 2022, or the 5.125% Senior Notes, $530,000 aggregate principal amount of 4.875% senior notes due 2023, or the 4.875% Senior Notes, and $200,000 aggregate principal amount of 7.375% senior subordinated notes due 2021, or the Senior Subordinated Notes (collectively the “Notes”). The condensed consolidating financial statement information for the three and nine months ended September 30, 2012 have been recast to reflect the subsidiary guarantors as of December 31, 2012. These Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the following subsidiaries of Cinemark USA, Inc.:

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

The following supplemental condensed consolidating financial information presents:

a.	Condensed consolidating balance sheet information as of December 31, 2012 and September 30, 2013, condensed consolidating statements of income information for the three and nine months ended September 30, 2012 and 2013, condensed consolidating statements of comprehensive income information for the three and nine months ended September 30, 2012 and 2013 and condensed consolidating statements of cash flows information for the nine months ended September 30, 2012 and 2013.

b.	Cinemark USA, Inc. (the “Parent” and “Issuer”), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method of accounting and therefore, the Parent column reflects the equity income of its Guarantor Subsidiaries and Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Guarantor Subsidiaries and Non-Guarantor Subsidiaries column. Additionally, the Guarantor Subsidiaries column reflects the equity income (loss) of its Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Non-Guarantor Subsidiaries column.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

SEPTEMBER 30, 2013

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$43,304	$177,695	$258,602	$—	$479,601
Other current assets	98,679	14,755	77,364	(70,117)	120,681
Accounts receivable from parent and/or subsidiaries	427,246	—	—	(422,447)	4,799

Total current assets	569,229	192,450	335,966	(492,564)	605,081
Theatre properties and equipment – net	431,367	593,153	392,503	—	1,417,023
Investment in subsidiaries	1,185,336	420,502	—	(1,605,838)	—
Other assets	1,413,240	141,210	517,418	(6,453)	2,065,415

Total assets	$3,599,172	$1,347,315	$1,245,887	$(2,104,855)	$4,087,519

Liabilities and equity
Current liabilities
Current portion of long-term debt	$7,000	$—	$2,014	$—	$9,014
Current portion of capital lease obligations	3,858	7,754	2,561	—	14,173
Accounts payable and accrued expenses	177,284	65,199	121,815	(63,417)	300,881
Accounts payable to parent or subsidiaries	—	218,950	203,497	(422,447)	—

Total current liabilities	188,142	291,903	329,887	(485,864)	324,068
Long-term liabilities
Long-term debt, less current portion	1,817,750	—	—		1,817,750
Capital lease obligations, less current portion	91,373	86,643	29,898	—	207,914
Other long-term liabilities and deferrals	396,433	90,948	147,288	(13,153)	621,516

Total long-term liabilities	2,305,556	177,591	177,186	(13,153)	2,647,180
Commitments and contingencies
Equity
Cinemark USA, Inc.’s stockholder’s equity:
Common stock	49,543	457,368	10,219	(467,587)	49,543
Other stockholder’s equity	1,055,931	420,453	717,798	(1,138,251)	1,055,931

Total Cinemark USA, Inc. stockholder’s equity	1,105,474	877,821	728,017	(1,605,838)	1,105,474
Noncontrolling interests	—	—	10,797	—	10,797

Total equity	1,105,474	877,821	738,814	(1,605,838)	1,116,271

Total liabilities and equity	$3,599,172	$1,347,315	$1,245,887	$(2,104,855)	$4,087,519

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$161,616	$253,469	$227,249	$(8,761)	$633,573
Cost of operations
Theatre operating expenses	129,699	175,362	161,552	(8,761)	457,852
General and administrative expenses	5,156	17,382	14,001	—	36,539
Depreciation and amortization	8,518	15,348	13,031	—	36,897
Impairment of long-lived assets	692	192	92	—	976
Loss on sale of assets and other	151	6,458	90	—	6,699

Total cost of operations	144,216	214,742	188,766	(8,761)	538,963

Operating income	17,400	38,727	38,483	—	94,610

Other income (expense)
Interest expense	(27,605)	(2,527)	(734)	5	(30,861)
Distributions from NCM	—	—	4,673	—	4,673
Equity in income of affiliates	57,705	23,494	6,844	(81,199)	6,844
Other income	9	1	2,606	(5)	2,611

Total other income	30,109	20,968	13,389	(81,199)	(16,733)

Income before income taxes	47,509	59,695	51,872	(81,199)	77,877
Income taxes	(161)	13,896	15,890	—	29,625

Net income	47,670	45,799	35,982	(81,199)	48,252
Less: Net income attributable to noncontrolling interests	—	—	582	—	582

Net income attributable to Cinemark USA, Inc.	$47,670	$45,799	$35,400	$(81,199)	$47,670

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2013

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$232,878	$295,742	$238,986	$(10,040)	$757,566
Cost of operations
Theatre operating expenses	182,367	196,579	167,932	(10,040)	536,838
General and administrative expenses	5,554	20,292	16,072	—	41,918
Depreciation and amortization	11,927	15,742	14,730	—	42,399
Impairment of long-lived assets	40	91	—	—	131
(Gain) loss on sale of assets and other	(114)	516	209	—	611

Total cost of operations	199,774	233,220	198,943	(10,040)	621,897

Operating income	33,104	62,522	40,043	—	135,669

Other income (expense)
Interest expense	(25,838)	(2,461)	(1,179)	—	(29,478)
Distributions from NCM	—	—	5,622	—	5,622
Equity in income of affiliates	74,472	22,212	11,734	(96,685)	11,733
Other income (expense)	52	(15)	1,025	—	1,062

Total other income	48,686	19,736	17,202	(96,685)	(11,061)

Income before income taxes	81,790	82,258	57,245	(96,685)	124,608
Income taxes	1,480	22,819	19,273	—	43,572

Net income	80,310	59,439	37,972	(96,685)	81,036
Less: Net income attributable to noncontrolling interests	—	—	726	—	726

Net income attributable to Cinemark USA, Inc.	$80,310	$59,439	$37,246	$(96,685)	$80,310

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$494,461	$775,139	$618,430	$(26,033)	$1,861,997
Cost of operations
Theatre operating expenses	394,290	528,505	441,144	(26,033)	1,337,906
General and administrative expenses	13,980	52,887	38,616	—	105,483
Depreciation and amortization	24,856	45,119	40,079	—	110,054
Impairment of long-lived assets	828	434	210	—	1,472
(Gain) loss on sale of assets and other	819	7,374	(189)	—	8,004

Total cost of operations	434,773	634,319	519,860	(26,033)	1,562,919

Operating income	59,688	140,820	98,570	—	299,078

Other income (expense)
Interest expense	(84,553)	(7,700)	(2,192)	76	(94,369)
Distributions from NCM	1,383	—	11,707	—	13,090
Equity in income of affiliates	164,390	65,508	9,622	(229,898)	9,622
Other income	95	17	5,282	(76)	5,318

Total other income	81,315	57,825	24,419	(229,898)	(66,339)

Income before income taxes	141,003	198,645	122,989	(229,898)	232,739
Income taxes	(1,079)	52,720	37,161	—	88,802

Net income	142,082	145,925	85,828	(229,898)	143,937
Less: Net income attributable to noncontrolling interests	—	—	1,855	—	1,855

Net income attributable to Cinemark USA, Inc.	$142,082	$145,925	$83,973	$(229,898)	$142,082

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2013

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$587,621	$824,399	$647,885	$(28,944)	$2,030,961
Cost of operations
Theatre operating expenses	465,004	553,536	466,098	(28,944)	1,455,694
General and administrative expenses	17,495	56,224	45,319	—	119,038
Depreciation and amortization	31,471	46,995	41,699	—	120,165
Impairment of long-lived assets	648	253	1,175	—	2,076
(Gain) loss on sale of assets and other	(3,505)	1,178	(205)	—	(2,532)

Total cost of operations	511,113	658,186	554,086	(28,944)	1,694,441

Operating income	76,508	166,213	93,799	—	336,520

Other income (expense)
Interest expense	(85,308)	(7,443)	(3,791)	—	(96,542)
Loss on early retirement of debt	(72,302)	—	—	—	(72,302)
Distributions from NCM	125	—	13,293	—	13,418
Equity in income of affiliates	186,157	54,861	15,840	(241,019)	15,839
Other income (expense)	94	(10)	2,035	—	2,119

Total other income	28,766	47,408	27,377	(241,019)	(137,468)

Income before income taxes	105,274	213,621	121,176	(241,019)	199,052
Income taxes	(28,647)	60,444	31,568	—	63,365

Net income	133,921	153,177	89,608	(241,019)	135,687
Less: Net income attributable to noncontrolling interests	—	—	1,766	—	1,766

Net income attributable to Cinemark USA, Inc.	$133,921	$153,177	$87,842	$(241,019)	$133,921

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$47,670	$45,799	$35,982	$(81,199)	$48,252
Other comprehensive income (loss), net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $48	(79)	—	—	—	(79)
Unrealized loss due to fair value adjustments on available-for-sale securities, net of taxes of $2,760	(4,601)	—	—	—	(4,601)
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreement	494	—	—	—	494
Foreign currency translation adjustments	7,343	—	7,354	(7,343)	7,354

Total other comprehensive income, net of tax	3,157	—	7,354	(7,343)	3,168

Total comprehensive income, net of tax	50,827	45,799	43,336	(88,542)	51,420
Comprehensive income attributable to noncontrolling interests	—	—	(593)	—	(593)

Comprehensive income attributable to Cinemark USA, Inc.	$50,827	$45,799	$42,743	$(88,542)	$50,827

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2013

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$80,310	$59,439	$37,972	$(96,685)	$81,036
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $70	115	—	—	—	115
Unrealized loss due to fair value adjustments on available-for-sale securities, net of taxes of $3,181	(5,256)	—	—	—	(5,256)
Other comprehensive income in equity method investments	1,776	—	1,776	(1,776)	1,776
Foreign currency translation adjustments	(9,413)	—	(9,518)	9,413	(9,518)

Total other comprehensive loss, net of tax	(12,778)	—	(7,742)	7,637	(12,883)

Total comprehensive income, net of tax	$67,532	$59,439	$30,230	$(89,048)	$68,153
Comprehensive income attributable to noncontrolling interests	—	—	(621)	—	(621)

Comprehensive income attributable to Cinemark USA, Inc.	$67,532	$59,439	$29,609	$(89,048)	$67,532

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$142,082	$145,925	$85,828	$(229,898)	$143,937
Other comprehensive income (loss), net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $72	(35)	—	—	—	(35)
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $459	764	—	—	—	764
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreement	2,470	—	—	—	2,470
Foreign currency translation adjustments	(15,904)	—	(16,086)	15,904	(16,086)

Total other comprehensive loss, net of tax	(12,705)	—	(16,086)	15,904	(12,887)

Total comprehensive income, net of tax	129,377	145,925	69,742	(213,994)	131,050
Comprehensive income attributable to noncontrolling interests	—	—	(1,673)	—	(1,673)

Comprehensive income attributable to Cinemark USA, Inc.	$129,377	$145,925	$68,069	$(213,994)	$129,377

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2013

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$133,921	$153,177	$89,608	$(241,019)	$135,687
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $1,461	2,481	—	—	—	2,481
Unrealized loss due to fair value adjustments on available-for-sale securities, net of taxes of $1,933	(3,215)	—	—	—	(3,215)
Other comprehensive income in equity method investments	3,454	—	3,454	(3,454)	3,454
Foreign currency translation adjustments	(48,539)	—	(48,759)	48,539	(48,759)

Total other comprehensive loss, net of tax	(45,819)	—	(45,305)	45,085	(46,039)

Total comprehensive income, net of tax	$88,102	$153,177	$44,303	$(195,934)	$89,648
Comprehensive income attributable to noncontrolling interests	—	—	(1,546)	—	(1,546)

Comprehensive income attributable to Cinemark USA, Inc.	$88,102	$153,177	$42,757	$(195,934)	$88,102

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$142,082	$145,925	$85,828	$(229,898)	$143,937
Adjustments to reconcile net income to cash provided by operating activities	(124,486)	(3,159)	33,169	229,898	135,422
Changes in assets and liabilities	64,461	(86,586)	16,533	—	(5,592)

Net cash provided by operating activities	82,057	56,180	135,530	—	273,767
Investing activities
Additions to theatre properties and equipment	(35,122)	(38,516)	(72,889)	—	(146,527)
Proceeds from sale of theatre properties and equipment	13	77	647	—	737
Acquisition of theatre in U.S.	—	(14,080)	—	—	(14,080)
Net transactions with affiliates	9,024	15,022	—	(24,046)	—
Investment in DCIP and other	—	—	(1,375)	—	(1,375)

Net cash used for investing activities	(26,085)	(37,497)	(73,617)	(24,046)	(161,245)
Financing activities
Dividends paid to parent	(71,750)	(10,826)	(5,881)	16,707	(71,750)
Payroll taxes paid as a result of restricted stock withholdings	—	(3,263)	—	—	(3,263)
Repayments of long-term debt	(6,933)	—	(2,118)	—	(9,051)
Net changes in intercompany notes	—	—	(7,339)	7,339	—
Payments on capital leases	(1,361)	(4,340)	(1,257)	—	(6,958)
Other	469	—	(430)	—	39

Net cash used for financing activities	(79,575)	(18,429)	(17,025)	24,046	(90,983)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,114)	—	(2,114)

Increase (decrease) in cash and cash equivalents	(23,603)	254	42,774	—	19,425
Cash and cash equivalents:
Beginning of year	101,175	202,621	217,457	—	521,253

End of year	$77,572	$202,875	$260,231	$—	$540,678

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2013

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$133,921	$153,177	$89,608	$(241,019)	$135,687
Adjustments to reconcile net income to cash provided by (used for) operating activities and other	(180,891)	2,420	34,568	241,019	97,116
Changes in assets and liabilities and other	40,026	(92,332)	(2,132)	—	(54,438)

Net cash provided by (used for) operating activities	(6,944)	63,265	122,044	—	178,365
Investing activities
Additions to theatre properties and equipment	(15,490)	(55,649)	(88,349)	—	(159,488)
Proceeds from sale of theatre properties and equipment and other	21,073	8,325	482	—	29,880
Acquisitions of theatres in U.S., net of cash acquired	(241,253)	(17,994)	—	—	(259,247)
Net transactions with affiliates	1,881	6	—	(1,887)	—
Other	—	—	(5,080)	—	(5,080)

Net cash used for investing activities	(233,789)	(65,312)	(92,947)	(1,887)	(393,935)
Financing activities
Dividends paid to parent	(76,575)	—	(1,887)	1,887	(76,575)
Issuance of senior notes	530,000	—	—	—	530,000
Redemption of senior notes	(461,946)	—	—	—	(461,946)
Net repayments of long-term debt	(5,250)	—	(337)	—	(5,587)
Payment of debt issue costs	(9,328)	—	—	—	(9,328)
Payments on capital leases	(1,979)	(5,036)	(1,465)	—	(8,480)
Purchase of noncontrolling interest share of Adamark S.A., a Brazilian subsidiary	—	(5,621)	—	—	(5,621)
Other	3,488	(3,464)	(666)	—	(642)

Net cash used for financing activities	(21,590)	(14,121)	(4,355)	1,887	(38,179)
Effect of exchange rate changes on cash and cash equivalents	—	—	(8,745)	—	(8,745)

Increase (decrease) in cash and cash equivalents	(262,323)	(16,168)	15,997	—	(262,494)
Cash and cash equivalents:
Beginning of year	305,627	193,863	242,605	—	742,095

End of year	$43,304	$177,695	$258,602	$—	$479,601

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. As of September 30, 2013, we managed our business under two reportable operating segments — U.S. markets and international markets. See Note 17 to our condensed consolidated financial statements.

We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing promotions, meeting rentals and electronic video games located in some of our theatres. Our contracts with NCM have assisted us in expanding our offerings to domestic advertisers and broadening ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of our domestic theatres for alternative entertainment, such as live and pre-recorded sports programs, concert events, the opera, and other special presentations. Our revenues are affected by changes in attendance and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Films leading the box office during the nine months ended September 30, 2013 included Iron Man 3, Despicable Me 2, Man of Steel, Monsters University, Fast & Furious 6, Oz: The Great and Powerful, Star Trek Into Darkness, World War Z, The Croods, The Heat, The Great Gatsby and We’re The Millers, among other films. Films currently scheduled for release during the remainder of 2013 include sequels such as The Hunger Games: Catching Fire, The Hobbit: The Desolation of Smaug, Thor: The Dark World and highly anticipated original titles such as Gravity, Ender’s Game, Walking with Dinosaurs, Saving Mr. Banks, American Hustle, The Secret Life of Walter Mitty and Frozen, among other films.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating data (in millions):
Revenues
Admissions	$479.6	$402.4	$1,293.5	$1,194.3
Concession	242.3	200.1	643.4	581.3
Other	35.7	31.1	94.1	86.4

Total revenues	$757.6	$633.6	$2,031.0	$1,862.0
Cost of operations
Film rentals and advertising	254.8	214.0	692.2	636.7
Concession supplies	39.0	33.0	104.0	93.2
Salaries and wages	73.2	63.7	198.8	184.5
Facility lease expense	85.1	72.9	230.8	213.1
Utilities and other	84.7	74.3	229.8	210.4
General and administrative expenses	41.9	36.5	119.0	105.4
Depreciation and amortization	42.4	36.9	120.2	110.1
Impairment of long-lived assets	0.2	1.0	2.1	1.5
(Gain) loss on sale of assets and other	0.6	6.7	(2.5)	8.0

Total cost of operations	621.9	539.0	1,694.4	1,562.9

Operating income	$135.7	$94.6	$336.6	$299.1

Operating data as a percentage of total revenues:
Revenues
Admissions	63.3%	63.5%	63.7%	64.1%
Concession	32.0%	31.6%	31.7%	31.2%
Other	4.7%	4.9%	4.6%	4.7%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	53.1%	53.2%	53.5%	53.3%
Concession supplies	16.1%	16.5%	16.2%	16.0%
Salaries and wages	9.7%	10.1%	9.8%	9.9%
Facility lease expense	11.2%	11.5%	11.4%	11.4%
Utilities and other	11.2%	11.7%	11.3%	11.3%
General and administrative expenses	5.5%	5.8%	5.9%	5.7%
Depreciation and amortization	5.6%	5.8%	5.9%	5.9%
Impairment of long-lived assets	0.0%	0.2%	0.1%	0.1%
(Gain) loss on sale of assets and other	0.1%	1.1%	(0.1)%	0.4%
Total cost of operations	82.1%	85.1%	83.4%	83.9%
Operating income	17.9%	14.9%	16.6%	16.1%

Average screen count (month end average)	5,793	5,207	5,524	5,189

Revenues per average screen (dollars)	$130,772	$121,677	$367,661	$358,856

(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended September 30, 2013 versus September 30, 2012

Revenues. Total revenues increased $124.0 million to $757.6 million for the three months ended September 30, 2013 (“third quarter of 2013”) from $633.6 million for the three months ended September 30, 2012 (“third quarter of 2012), representing a 19.6% increase. The table below, presented by reportable operating segment, summarizes our period-over-period revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Admissions revenues (1)	$337.9	$265.3	27.4%	$141.7	$137.1	3.4%	$479.6	$402.4	19.2%
Concession revenues (1)	$171.1	$135.6	26.2%	$71.2	$64.5	10.4%	$242.3	$200.1	21.1%
Other revenues (1) (2)	$16.8	$12.1	38.8%	$18.9	$19.0	(0.5)%	$35.7	$31.1	14.8%
Total revenues (1) (2)	$525.8	$413.0	27.3%	$231.8	$220.6	5.1%	$757.6	$633.6	19.6%
Attendance (1)	50.6	41.2	22.8%	30.4	28.5	6.7%	81.0	69.7	16.2%

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 17 of our condensed consolidated financial statements.

•

U.S. The increase in admissions revenues of $72.6 million was attributable to a 22.8% increase in attendance and a 3.7% increase in average ticket price from $6.44 for the third quarter of 2012 to $6.68 for the third quarter of 2013. The increase in concession revenues of $35.5 million was attributable to the 22.8% increase in attendance and a 2.7% increase in concession revenues per patron from $3.29 for the third quarter of 2012 to $3.38 for the third quarter of 2013. The increase in attendance was partly due to the solid slate of films released during the third quarter of 2013. Our revenues and attendance for the third quarter of 2013 also benefited from the inclusion of the 32 Rave theatres acquired on May 29, 2013 (see Note 5 to the condensed consolidated financial statements). The increase in average ticket price was primarily due to the pricing at acquired theatres and price increases. The increase in concession revenues per patron was primarily due to incremental sales and price increases. The increase in other revenues was primarily attributable to the 22.8% increase in attendance, which resulted in increases in screen advertising, video game and other promotional revenues.

•

International. The increase in admissions revenues of $4.6 million was attributable to a 6.7% increase in attendance partially offset by a 3.1% decrease in average ticket price from $4.81 for the third quarter of 2012 to $4.66 for the third quarter of 2013. The increase in concession revenues of $6.7 million was attributable to the 6.7% increase in attendance and a 3.5% increase in concession revenues per patron from $2.26 for the third quarter of 2012 to $2.34 for the third quarter of 2013. The decrease in average ticket price was primarily due to the unfavorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to incremental sales and price increases, partially offset by the unfavorable impact of exchange rates in certain countries in which we operate.

Cost of Operations. The table below summarizes certain of our period-over-period theatre operating costs by reportable operating segment (in millions).

	U.S. Operating Segment		International Operating Segment		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Film rentals and advertising	$185.3	$146.9	$69.5	$67.1	$254.8	$214.0
Concession supplies	23.0	17.9	16.0	15.1	39.0	33.0
Salaries and wages	53.0	44.1	20.2	19.6	73.2	63.7
Facility lease expense	58.5	47.4	26.6	25.5	85.1	72.9
Utilities and other	57.5	47.8	27.2	26.5	84.7	74.3

•

U.S. Film rentals and advertising costs were $185.3 million, or 54.8% of admissions revenues, for the third quarter of 2013 compared to $146.9 million, or 55.4% of admissions revenues, for the third quarter of 2012. The increase in film rentals and advertising costs was due to the $72.6 million increase in admissions revenues, partially offset by a decrease in the film rentals and advertising rate. The decrease in the film rentals and advertising rate was primarily due to the mix of films released during the third quarter of 2013 compared to the third quarter of 2012. Concession supplies expense was $23.0 million, or 13.4% of concession revenues, for the third quarter of 2013 compared to $17.9 million, or 13.2% of concession revenues, for the third quarter of 2012. The increase in the concession supplies rate was primarily due to increases in inventory procurement costs on certain concession products and the impact of special concession promotions that help drive incremental concession sales.

Salaries and wages increased to $53.0 million for the third quarter of 2013 from $44.1 million for the third quarter of 2012. Facility lease expense increased to $58.5 million for the third quarter of 2013 from $47.4 million for the third quarter of 2012. Utilities and other costs increased to $57.5 million for the third quarter of 2013 from $47.8 million for the third quarter of 2012. All of the above-mentioned theatre operating costs for the third quarter of 2013 increased due to the inclusion of the 32 Rave theatres acquired on May 29, 2013 (see Note 5 to the condensed consolidated financial statements). Salaries and wages were also impacted by higher staffing levels to support the 22.8% increase in attendance.

•

International. Film rentals and advertising costs were $69.5 million, or 49.0% of admissions revenues, for the third quarter of 2013 compared to $67.1 million, or 48.9% of admissions revenues, for the third quarter of 2012. Concession supplies expense was $16.0 million, or 22.5% of concession revenues, for the third quarter of 2013 compared to $15.1 million, or 23.4% of concession revenues, for the third quarter of 2012. The decrease in the concession supplies rate is primarily due to concession sales price increases.

Salaries and wages increased to $20.2 million for the third quarter of 2013 from $19.6 million for the third quarter of 2012 primarily due to increased wage rates and new theatres. Facility lease expense increased to $26.6 million for the third quarter of 2013 from $25.5 million for the third quarter of 2012 primarily due to new theatres. Utilities and other costs increased to $27.2 million for the third quarter of 2013 from $26.5 million for the third quarter of 2012 primarily due to new theatres.

General and Administrative Expenses. General and administrative expenses increased to $41.9 million for the third quarter of 2013 from $36.5 million for the third quarter of 2012. The increase was primarily due to increased salaries and incentive compensation expense of approximately $3.4 million, increased service charges of approximately $1.7 million related to increased credit card transactions and increased professional fees of approximately $0.8 million.

Depreciation and Amortization. Depreciation and amortization expense was $42.4 million during the third quarter of 2013 compared to $36.9 million during the third quarter of 2012. The increase was primarily due to new theatres, including the 32 Rave theatres acquired on May 29, 2013.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $0.2 million during the third quarter of 2013 compared to $1.0 million during the third quarter of 2012. Impairment charges for the third quarter of 2013 consisted of U.S. theatre properties, impacting two of our twenty-six reporting units. Impairment charges for the third quarter of 2012 consisted of U.S. and international theatre properties, impacting seven of our twenty-four reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $0.6 million during the third quarter of 2013 compared to $6.7 million during the third quarter of 2012. The loss recorded during the third quarter of 2013 was primarily due to the retirement of theatre equipment replaced during the period. The loss recorded during the third quarter of 2012 was primarily due to a lease termination reserve recorded for a planned theatre closure.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $29.5 million during the third quarter of 2013 compared to $30.9 million during the third quarter of 2012.

Distributions from NCM. We recorded distributions from NCM of $5.6 million during the third quarter of 2013 compared to $4.7 million during the third quarter of 2012, which were in excess of the carrying value of our Tranche 1 investment. See Note 7 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $11.7 million during the third quarter of 2013 compared to $6.8 million during the third quarter of 2012. The equity in income of affiliates recorded during the third quarter of 2013 primarily included income of approximately $4.6 million related to our equity investment in DCIP (see Note 8 to our condensed consolidated financial statements) and income of approximately $7.1 million related to our equity investment in NCM (see Note 7 to our condensed consolidated financial statements). The equity in income of affiliates recorded during the third quarter of 2012 primarily included income of approximately $3.1 million related to our equity investment in DCIP and income of approximately $3.7 million related to our equity investment in NCM.

Income Taxes. Income tax expense of $43.6 million was recorded for the third quarter of 2013 compared to $29.6 million for the third quarter of 2012. The effective tax rate was 35.0% for the third quarter of 2013 compared to 38.0% for the third quarter of 2012. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Nine months ended September 30, 2013 versus September 30, 2012

Revenues. Total revenues increased $169.0 million to $2,031.0 million for the nine months ended September 30, 2013 (“the 2013 period”) from $1,862.0 million for the nine months ended September 30, 2012 (“the 2012 period”), representing a 9.1% increase. The table below, presented by reportable operating segment, summarizes our period-over-period revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Admissions revenues (1)	$908.4	$819.1	10.9%	$385.1	$375.2	2.6%	$1,293.5	$1,194.3	8.3%
Concession revenues (1)	$453.3	$408.7	10.9%	$190.1	$172.6	10.1%	$643.4	$581.3	10.7%
Other revenues (1) (2)	$41.4	$35.4	16.9%	$52.7	$51.0	3.3%	$94.1	$86.4	8.9%
Total revenues (1) (2)	$1,403.1	$1,263.2	11.1%	$627.9	$598.8	4.9%	$2,031.0	$1,862.0	9.1%
Attendance (1)	132.2	123.0	7.5%	79.6	77.0	3.4%	211.8	200.0	5.9%

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 17 of our condensed consolidated financial statements.

•

U.S. The increase in admissions revenues of $89.3 million was attributable to a 7.5% increase in attendance and a 3.2% increase in average ticket price from $6.66 for the 2012 period to $6.87 for the 2013 period. The increase in concession revenues of $44.6 million was attributable to the 7.5% increase in attendance and a 3.3% increase in concession revenues per patron from $3.32 for the 2012 period to $3.43 for the 2013 period. Our revenues and attendance for the 2013 period also benefited from the inclusion of the 32 Rave theatres acquired on May 29, 2013 (see Note 5 to the condensed consolidated financial statements). The increase in average ticket price was primarily due to price increases and the pricing at acquired theatres. The increase in concession revenues per patron was primarily due to incremental sales and price increases. The increase in other revenues was primarily attributable to the 7.5% increase in attendance, which resulted in increases in screen advertising, video game and other promotional revenues.

•

International. The increase in admissions revenues of $9.9 million was attributable to a 3.4% increase in attendance partially offset by a 0.6% decrease in average ticket price from $4.87 for the 2012 period to $4.84 for the 2013 period. The increase in concession revenues of $17.5 million was attributable to the 3.4% increase in attendance and a 6.7% increase in concession revenues per patron from $2.24 for the 2012 period to $2.39 for the 2013 period. The increase in attendance was due to new theatres. The decrease in average ticket price was primarily due to the unfavorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to incremental sales and price increases, partially offset by the unfavorable impact of exchange rates in certain countries in which we operate.

Cost of Operations. The table below summarizes certain of our period-over-period theatre operating costs by reportable operating segment (in millions).

	U.S. Operating Segment		International Operating Segment		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Film rentals and advertising	$502.6	$453.7	$189.6	$183.0	$692.2	$636.7
Concession supplies	62.3	52.8	41.7	40.4	104.0	93.2
Salaries and wages	140.2	130.0	58.6	54.5	198.8	184.5
Facility lease expense	157.2	143.1	73.6	70.0	230.8	213.1
Utilities and other	150.9	139.0	78.9	71.4	229.8	210.4

U.S. Film rentals and advertising costs were $502.6 million, or 55.3% of admissions revenues for the 2013 period compared to $453.7 million, or 55.4% of admissions revenues, for the 2012 period. Concession supplies expense was $62.3 million, or 13.7% of concession revenues, for the 2013 period compared to $52.8 million, or 12.9% of concession revenues, for the 2012 period. The increase in the concession supplies rate was primarily due to increased inventory procurement costs on certain concession products and the impact of special concession promotions that help drive incremental concession sales.

Salaries and wages increased to $140.2 million for the 2013 period from $130.0 million for the 2012 period. Facility lease expense increased to $157.2 million for the 2013 period from $143.1 million for the 2012 period. Utilities and other costs increased to $150.9 million for the 2013 period from $139.0 million for the 2012 period. All of the above-mentioned theatre operating costs for the 2013 period increased primarily due to the inclusion of the 32 Rave theatres acquired on May 29, 2013 (see Note 5 to the condensed consolidated financial statements).

•

International. Film rentals and advertising costs were $189.6 million, or 49.2% of admissions revenues, for the 2013 period compared to $183.0 million, or 48.8% of admissions revenues, for the 2012 period. Concession supplies expense was $41.7 million, or 21.9% of concession revenues, for the 2013 period compared to $40.4 million, or 23.4% of concession revenues, for the 2012 period. The decrease in the concession supplies rate is primarily due to concession sales price increases.

Salaries and wages increased to $58.6 million for the 2013 period from $54.5 million for the 2012 period primarily due to increased wage rates and new theatres. Facility lease expense increased to $73.6 million for the 2013 period from $70.0 million for the 2012 period primarily due to increased common area maintenance expenses and new theatres. Utilities and other costs increased to $78.9 million for the 2013 period from $71.4 million for the 2012 period primarily due to new theatres and increased property taxes.

General and Administrative Expenses. General and administrative expenses increased to $119.0 million for the 2013 period from $105.4 million for the 2012 period. The increase was primarily due to increased salaries and incentive compensation expense of approximately $7.1 million and increased professional fees of approximately $4.7 million.

Depreciation and Amortization. Depreciation and amortization expense was $120.2 million for the 2013 period compared to $110.1 million for the 2012 period. The increase was primarily due to new theatres, including the 32 Rave theatres acquired on May 29, 2013.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $2.1 million for the 2013 period compared to $1.5 million for the 2012 period. Impairment charges for the 2013 period consisted of U.S. and international theatre properties, impacting ten of our twenty-six reporting units. Impairment charges for the 2012 period consisted of U.S. and international theatre properties, impacting twelve of our twenty-four reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

(Gain) Loss on Sale of Assets and Other. We recorded a gain on sale of assets and other of $2.5 million during the 2013 period compared to a loss of $8.0 million during the 2012 period. The gain recorded during the 2013 period was primarily a result of a gain on sale of a land parcel in the U.S., partially offset by the retirement of theatre equipment replaced during the period. The loss recorded during the 2012 period was primarily due to a lease termination reserve recorded for a planned theatre closure and the retirement of certain theatre equipment that was replaced during the period.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $96.5 million for the 2013 period compared to $94.4 million for the 2012 period. The increase was primarily due to the issuance of the 4.875% Senior Notes on May 24, 2013 with the net proceeds not utilized to pay off the former 8.625% Senior Notes until June 24, 2013. See Note 4 to our condensed consolidated financial statements for further discussion of our recent long-term debt activity.

Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of approximately $72.3 million during the 2013 period as a result of the redemption of Cinemark USA, Inc.’s 8.625% Senior Notes on June 24, 2013. The loss on early retirement of debt included approximately $56.6 million for a make-whole premium paid and the write-off of approximately $8.0 million in unamortized bond discount and $7.6 million in unamortized debt issue costs and the payment of $0.1 million of other fees. See Note 4 to our condensed consolidated financial statements.

Distributions from NCM. We recorded distributions from NCM of $13.4 million during the 2013 period and $13.1 million during the 2012 period, which were in excess of the carrying value of our Tranche 1 investment. See Note 7 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $15.8 million during the 2013 period compared to $9.6 million during the 2012 period. The equity in income of affiliates recorded during the 2013 period primarily included income of approximately $7.3 million related to our equity investment in DCIP (see Note 8 to our condensed consolidated financial statements) and income of approximately $8.5 million related to our equity investment in NCM (see Note 7 to our condensed consolidated financial statements). The equity in income of affiliates recorded during the 2012 period primarily included income of approximately $6.1 million related to our equity investment in DCIP and income of approximately $3.5 million related to our equity investment in NCM.

Income Taxes. Income tax expense of $63.4 million was recorded for the 2013 period compared to $88.8 million for the 2012 period. The effective tax rate was 31.8% for the 2013 period compared to 38.2% for the 2012 period. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate. The effective tax rate for the 2013 period reflects the impact of items related to our Mexico subsidiaries.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2013, we carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Supplemental Schedules Specified by the Senior Notes Indentures and the Senior Subordinated Notes Indenture:

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

SEPTEMBER 30, 2013

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$354,958	$124,643	$—	$479,601
Other current assets	253,866	(128,386)	—	125,480

Total current assets	608,824	(3,743)	—	605,081
Theatre properties and equipment, net	1,417,023	—	—	1,417,023
Other assets	1,875,768	216,666	(27,019)	2,065,415

Total assets	$3,901,615	$212,923	$(27,019)	$4,087,519

Liabilities and equity
Current liabilities
Current portion of long-term debt	$9,014	$—	$—	$9,014
Current portion of capital lease obligations	14,173	—	—	14,173
Accounts payable and accrued expenses	300,881	—	—	300,881

Total current liabilities	324,068	—	—	324,068
Long-term liabilities
Long-term debt, less current portion	1,817,750	—	—	1,817,750
Capital lease obligations, less current portion	207,914	—	—	207,914
Other long-term liabilities and deferrals	516,998	104,518	—	621,516

Total long-term liabilities	2,542,662	104,518	—	2,647,180
Commitments and contingencies
Equity	1,034,885	108,405	(27,019)	1,116,271

Total liabilities and equity	$3,901,615	$212,923	$(27,019)	$4,087,519

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2013

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Revenues	$2,030,961	$—	$—	$2,030,961
Cost of operations
Theatre operating costs	1,455,694	—	—	1,455,694
General and administrative expenses	119,037	1	—	119,038
Depreciation and amortization	120,165	—	—	120,165
Impairment of long-lived assets	2,076	—	—	2,076
Gain on sale of assets and other	(2,532)	—	—	(2,532)

Total cost of operations	1,694,440	1	—	1,694,441

Operating income (loss)	336,521	(1)	—	336,520
Other income (expense)	(166,637)	29,169	—	(137,468)

Income before income taxes	169,884	29,168	—	199,052
Income taxes	52,427	10,938	—	63,365

Net income	117,457	18,230	—	135,687
Less: Net income attributable to noncontrolling interests	1,766	—	—	1,766

Net income attributable to Cinemark USA, Inc.	$115,691	$18,230	$—	$133,921

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2013

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Net income	$117,457	$18,230	$—	$135,687
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $1,461	2,481	—	—	2,481
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $1,933	(3,215)	—	—	(3,215)
Other comprehensive income in equity method investments	—	3,454	—	3,454
Foreign currency translation adjustments	(48,759)	—	—	(48,759)

Total other comprehensive income (loss), net of tax	(49,493)	3,454	—	(46,039)

Total comprehensive income, net of tax	67,964	21,684	—	89,648
Comprehensive income attributable to noncontrolling interests	(1,546)	—	—	(1,546)

Comprehensive income attributable to Cinemark USA, Inc.	$66,418	$21,684	$—	$88,102

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2013

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Operating activities
Net income	$117,457	$18,230	$—	$135,687
Adjustments to reconcile net income to cash provided by operating activities	105,311	(8,195)	—	97,116
Changes in assets and liabilities	(66,382)	11,944	—	(54,438)

Net cash provided by operating activities	156,386	21,979	—	178,365
Investing activities
Additions to theatre properties and equipment	(159,488)	—	—	(159,488)
Proceeds from sale of theatre properties and equipment	29,880	—	—	29,880
Acquisitions of theatres in the U.S., net of cash acquired	(259,247)	—	—	(259,247)
Investment in DCIP and other	—	(5,080)	—	(5,080)

Net cash used for investing activities	(388,855)	(5,080)	—	(393,935)
Financing activities
Dividends paid to parent	(76,575)	—	—	(76,575)
Issuance of senior notes	530,000	—	—	530,000
Redemption of senior notes	(461,946)	—	—	(461,946)
Net repayments of long-term debt	(5,587)	—	—	(5,587)
Payment of debt issue costs	(9,328)	—	—	(9,328)
Payments on capital leases	(8,480)	—	—	(8,480)
Purchase of noncontrolling interest share of Adamark S.A., a Brazilian subsidiary	(5,621)	—	—	(5,621)
Other	(642)	—	—	(642)

Net cash used for financing activities	(38,179)	—	—	(38,179)
Effect of exchange rate changes on cash and cash equivalents	(8,745)	—	—	(8,745)

Increase (decrease) in cash and cash equivalents	(279,393)	16,899	—	(262,494)
Cash and cash equivalents:
Beginning of year	634,351	107,744	—	742,095

End of year	$354,958	$124,643	$—	$479,601

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes and senior subordinated notes.

Item 6. Exhibits

10.10(a)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(a) to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No.001-33401, filed on November 7, 2013).

10.10(b)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.10(b) to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No.001-33401, filed on November 7, 2013).

10.10(c)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.10(c) to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No.001-33401, filed on November 7, 2013).

10.10(d)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.10(d) to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No.001-33401, filed on November 7, 2013).

10.10(e)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.10(e) to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No.001-33401, filed on November 7, 2013).

10.10(f)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.10(f) to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No.001-33401, filed on November 7, 2013).

10.10(g)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of July 1, 1996, by and between SYNM Properties Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.10(g) to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No.001-33401, filed on November 7, 2013).

10.10(h)	Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of October 1, 1996, by and between Stadium Promenade LLC, as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA (incorporated by reference to Exhibit 10.10(h) to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No.001-33401, filed on November 7, 2013).

10.10(i)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.10(i) to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No.001-33401, filed on November 7, 2013).

10.10(j)	Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.10(j) to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No.001-33401, filed on November 7, 2013).

10.10(k)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.10(k) to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No.001-33401, filed on November 7, 2013).

10.10(l)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between SYUT Properties, Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres of Utah, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.10(l) to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No.001-33401, filed on November 7, 2013).

10.10(m)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.10(m) to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No.001-33401, filed on November 7, 2013).

10.10(n)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.10(n) to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No.001-33401, filed on November 7, 2013).

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark USA, Inc. for the quarter ended September 30, 2013, filed November 8, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK USA, INC. Registrant

DATE: November 8, 2013

/s/ Tim Warner
Tim Warner
Chief Executive Officer

/s/ Robert Copple
Robert Copple Chief Financial Officer

EXHIBIT INDEX

10.10(a)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(a) to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No.001-33401, filed on November 7, 2013).

10.10(b)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.10(b) to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No.001-33401, filed on November 7, 2013).

10.10(c)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.10(c) to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No.001-33401, filed on November 7, 2013).

10.10(d)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.10(d) to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No.001-33401, filed on November 7, 2013).

10.10(e)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.10(e) to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No.001-33401, filed on November 7, 2013).

10.10(f)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.10(f) to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No.001-33401, filed on November 7, 2013).

10.10(g)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of July 1, 1996, by and between SYNM Properties Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.10(g) to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No.001-33401, filed on November 7, 2013).

10.10(h)	Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of October 1, 1996, by and between Stadium Promenade LLC, as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA (incorporated by reference to Exhibit 10.10(h) to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No.001-33401, filed on November 7, 2013).

10.10(i)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.10(i) to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No.001-33401, filed on November 7, 2013).

10.10(j)	Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.10(j) to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No.001-33401, filed on November 7, 2013).

10.10(k)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.10(k) to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No.001-33401, filed on November 7, 2013).

10.10(l)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between SYUT Properties, Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres of Utah, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.10(l) to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No.001-33401, filed on November 7, 2013).

10.10(m)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.10(m) to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No.001-33401, filed on November 7, 2013).

10.10(n)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.10(n) to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No.001-33401, filed on November 7, 2013).

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark USA, Inc. for the quarter ended September 30, 2013, filed November 8, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.