Form 10-K
period 2013-12-31
CINEMARK USA INC /TX
filed 2014-03-07
CIK 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

As of February 28, 2014, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive proxy statement of Cinemark Holdings, Inc., the registrant’s parent company, to be filed within 120 days of December 31, 2013, are incorporated by reference into Part III, Items 10-14, of this annual report on Form 10-K.

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

Certain Definitions

Unless the context otherwise requires, all references to “we,” “our,” “us,” the “issuer” or “Cinemark” relate to Cinemark USA, Inc. and its consolidated subsidiaries. Unless otherwise specified, all operating and other statistical data for the U.S. include one theatre in Canada (that was sold during November 2010). All references to Latin America are to Brazil, Mexico (sold during November 2013), Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. Unless otherwise specified, all operating and other statistical data are as of and for the year ended December 31, 2013.

PART I

Item 1. Business

Our Company

Cinemark USA, Inc. and subsidiaries, or the Company, us or our, is a leader in the motion picture exhibition industry, with theatres in the United States, or U.S., Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. We operated theatres in Mexico until November 15, 2013. We also managed additional theatres in the U.S., Brazil and Colombia during the year ended December 31, 2013.

As of December 31, 2013, we managed our business under two reportable operating segments: U.S. markets and international markets. See Note 20 to the consolidated financial statements.

Cinemark USA, Inc. is a Texas corporation incorporated in 1984 and a wholly-owned subsidiary of Cinemark Holdings, Inc. Our principal executive offices are at 3900 Dallas Parkway, Suite 500, Plano, Texas 75093. Our telephone number is (972) 665-1000. We maintain a corporate website at www.cinemark.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, are available on our website free of charge under the heading “About - Investor Relations – SEC Filings” as soon as practicable after such reports are filed or furnished electronically to the Securities and Exchange Commission, or the SEC. Additionally, all of our filings with the SEC can be accessed on the SEC’s website at http://www.sec.gov.

Description of Business

We are one of the leaders in the motion picture exhibition industry. As of December 31, 2013, we operated 482 theatres and 5,563 screens in the U.S. and Latin America and approximately 276.6 million patrons attended our theatres worldwide during the year ended December 31, 2013. We are the most geographically diverse worldwide exhibitor, with theatres in thirteen countries as of December 31, 2013. As of December 31, 2013, our U.S. circuit had 334 theatres and 4,457 screens in 40 states and our Latin America circuit had 148 theatres and 1,106 screens.

Revenues, operating income and net income attributable to Cinemark USA, Inc. for the year ended December 31, 2013, were $2,682.9 million, $417.7 million and $149.8 million, respectively. At December 31, 2013 we had cash and cash equivalents of $599.9 million and long-term debt of $1,832.8 million. Approximately $243.0 million, or 13%, of our long-term debt accrues interest at variable rates and approximately $9.9 million of our long-term debt matures in 2014.

We selectively build or acquire new theatres in markets where we can establish and maintain a strong market position. During May 2013, we acquired a total of 32 theatres with 483 screens from Rave Real Property Holdco, LLC and certain of its subsidiaries. As a result of this acquisition, we expanded our domestic theatre base into one new state and seven new markets.

We continue to develop new platforms and market adaptive concepts for our domestic theatre circuit, including NextGen, CinèArts, Cinemark Movie Bistro, VIP and other premium concepts. We believe our portfolio of modern high-quality theatres with multiple platforms provides a preferred destination for moviegoers and contributes to our solid cash flows from operating activities. Our significant presence in the U.S. and Latin America has made us an important distribution channel for movie studios, particularly as they look to capitalize on the expanding worldwide box office. Our market leadership is attributable in large part to our senior executives, whose years of industry experience range from 17 to 55 years and who have successfully navigated us through many industry and economic cycles.

Currently, 100% of our first-run domestic theatres are fully digital and we continue to convert our international theatres, which are approximately 86% digital. We expect to be 100% digital in our international circuit in early 2014. Digital projection technology provides us flexibility in programming and facilitates the exhibition of live and pre-recorded alternative entertainment. We also continue to roll out our Cinemark XD Extreme Digital Cinema, or XD. We have the largest premium large format, or PLF, footprint in our industry. Our XD offers a premium experience utilizing large screens and the latest in digital projection and enhanced custom sound, including Dolby Atmos 11.1 and Barco Auro 20.1. The XD experience includes wall-to-wall and ceiling-to-floor screens, wrap-around sound, plush seating and a maximum comfort entertainment environment for an immersive experience. We charge a premium price for the XD experience. The exceptional XD technology does not require special format movie prints, which allows us the flexibility to play any available digital print we choose, including 3-D content, in the XD auditorium without any print enhancements required. As of December 31, 2013, we had 150 XD auditoriums in our circuit with plans to install 45 to 55 more XD auditoriums during 2014.

Our NextGen concept features wall-to-wall and ceiling-to-floor screens and the latest digital projection and sound technologies in all of the auditoriums of a complex. These theatres generally also have an XD auditorium. Most of our future domestic theatres will incorporate this NextGen concept. As of December 31, 2013, 193 screens within 17 theatres have the NextGen concept.

During 2013, we opened our first Cinemark Movie Bistro locations, which offer in-theatre dining with great tasting food options, such as fresh wraps, hot sandwiches, burgers, and gourmet pizzas, and a selection of beers, wines, and frozen cocktails, all of which can be enjoyed in the comfort of the auditoriums.

During 2014 we will introduce premium concept theatres in the U.S. that will offer luxury amenities, and a wide variety of food and beverage products. We have a similar concept in twenty-nine of our international auditoriums, referred to locally as either Cinemark Premiere or Cinemark Prime. We plan to continue to incorporate this concept in some of our new international theatres.

Motion Picture Exhibition Industry Overview

The motion picture exhibition industry began its conversion to digital projection technology during 2009. Digital projection technology allows filmmakers the ability to showcase imaginative works of art exactly as they were intended, with incredible realism and detail. Digital features are not susceptible to scratching and fading; therefore digital presentations remain clear and sharp for every screening. A digitally produced or digitally converted movie can be distributed to theatres via satellite, physical media, or fiber optic networks. The digitized movie is stored on a computer/server which “serves” it to a digital projector for each screening of the movie. This format enables us to more efficiently move titles between auditoriums within a theatre to appropriately address demand for each title.

Digital projection also allows us to present 3-D content and alternative entertainment such as live and pre-recorded sports programs, concert events, the Metropolitan, or the MET, opera and other special presentations. Three-dimensional technology offers a premium experience with crisp, bright, ultra-realistic images that create an immersive experience for the patron. A premium is charged for a 3-D presentation. Thirty-three titles released during each of 2012 and 2013 were available in 3-D format, and 29 3-D titles are currently expected to be released during 2014. In addition, 35 3-D titles already have release dates reserved during 2015 through 2018.

During 2013, through a joint venture named Digital Cinema Distribution Coalition, or DCDC, the motion picture exhibition industry developed a content delivery network that allows for delivery of all digital content to U.S. theatres via satellite. Delivery of content via satellite may reduce film transportation costs for both distributors and exhibitors, as a portion of the costs to produce and ship hard drives will be eliminated. The industry is also exploring the expansion of this satellite delivery technology to Latin American markets.

Domestic Markets

The U.S. motion picture exhibition industry has a track record of long-term growth, with box office revenues growing at an estimated compound annual growth rate of 1.73% from 2002 to 2012. Against this background of steady long-term growth, the exhibition industry has experienced periodic short-term increases and decreases in attendance, and consequently box office revenues. Industry box office records were set during 2012 due to growth in attendance and ticket price. While 2013 industry statistics have not yet been published, industry sources estimate that 2013 U.S. box office revenues were approximately $10.9 billion, an approximate 1% increase over 2012, and an all-time industry record. During the 2013 summer season, which generally covers May through July, all-time box office revenue records were also set and attendance reached a four-year high.

The following table represents the results of a survey by Motion Picture Association of America, or MPAA, published during March 2013, outlining the historical trends in U.S. box office performance for the ten year period from 2003 to 2012:

Year	U.S. Box Office Revenues ($ in billions)	Attendance (in billions)	Average Ticket Price
2003	$9.2	1.52	$6.03
2004	$9.3	1.50	$6.21
2005	$8.8	1.38	$6.41
2006	$9.2	1.40	$6.55
2007	$9.6	1.40	$6.88
2008	$9.6	1.34	$7.18
2009	$10.6	1.42	$7.50
2010	$10.6	1.34	$7.89
2011	$10.2	1.28	$7.93
2012	$10.8	1.36	$7.96

Films leading the box office during the year ended December 31, 2013 included Iron Man 3, Despicable Me 2, The Hunger Games: Catching Fire, Monsters University, Frozen, Man of Steel, Fast & Furious 6, Oz: The Great and Powerful, Gravity, World War Z, Thor: the Dark World, Star Trek Into Darkness, The Croods, Hobbit: The Desolation of Smaug, The Heat, The Conjuring, We’re the Millers, Identity Thief and The Great Gatsby, among other films.

The film slate for 2014 currently includes sequels such as Hunger Games: Mockingjay Part I, Hobbit: There and Back Again, Transformers 4, Amazing Spider-Man 2, How to Train Your Dragon 2, and Captain America: The Winter Soldier and new films such as The Lego Movie, Maleficent, and Interstellar, among other films.

International Markets

International box office revenues continue to grow. According to MPAA, international box office revenues were $23.9 billion for the year ended December 31, 2012, which is a result of strong economies, ticket price increases and new theatre construction. According to MPAA, Latin American box office revenues were $2.8 billion for the year ended December 31, 2012, representing an 8% increase from 2011.

Growth in Latin America continues to be fueled by a combination of robust economies, growing populations, an emerging middle class, attractive demographics (i.e., a significant teenage population), substantial retail development, and quality product from Hollywood, including an increasing number of 3-D films. In many Latin American countries, including Brazil, Argentina, Colombia, Peru and Chile, successful local film product can also provide incremental box office growth opportunities.

We believe many international markets for theatrical exhibition have historically been underserved and that certain of these markets, especially those in Latin America, will continue to experience growth as new theatre concepts and platforms are introduced, film product offerings continue to expand and the local economies continue to grow.

Drivers of Continued Industry Success

We believe the following market trends will drive the continued growth and strength of our industry:

Importance of Theatrical Success in Establishing Movie Brands and Subsequent Markets. Theatrical exhibition has long been the primary distribution channel for new motion picture releases. A successful theatrical release which “brands” a film is one of the major contributors to its success in “downstream” markets, such as digital downloads, DVDs, network and syndicated television, video on-demand, pay-per-view television and the Internet.

Increased Importance of International Markets for Box Office Success. International markets continue to be an increasingly important component of the overall box office revenues generated by Hollywood films, accounting for $23.9 billion, or approximately 69% of 2012 total worldwide box office revenues according to MPAA. (As of the date of this report, 2013 industry data was not yet available.) With the continued growth of the international motion picture exhibition industry, we believe the relative contribution of markets outside North America will become even more significant. Many of the top U.S. films released recently also performed exceptionally well in international markets. Such films included Iron Man 3, which grossed approximately $806.3 million in international markets, or approximately 66% of its worldwide box office, and Despicable Me 2, which grossed approximately $567.1 million in international markets, or approximately 61% of its worldwide box office.

Stable Long-Term Attendance Trends. We believe that long-term trends in motion picture attendance in the U.S. will continue to benefit the industry. Even during the recent recessionary period, attendance levels remained stable as consumers selected the theatre as a preferred value for their discretionary income. With the motion picture exhibition industry’s transition to satellite digital technology, the products offered by motion picture exhibitors continue to expand, attracting a broader base of patrons. According to industry sources, box office growth for 2012 set an industry record and box office during the 2013 summer season reached a four-year high.

Convenient and Affordable Form of Out-Of-Home Entertainment. Movie going continues to be one of the most convenient and affordable forms of out-of-home entertainment, with an estimated average ticket price in the U.S. of $7.96 in 2012. Average prices in 2012 for other forms of out-of-home entertainment in the U.S., including sporting events and theme parks, ranged from approximately $27.00 to $78.00 per ticket according to MPAA. (As of the date of this report, 2013 industry data was not yet available.)

Innovation with Digital and Satellite Technology. Our industry began converting to digital projection technology during 2009. Digital projection combined with satellite delivery allows exhibitors to expand their product offerings, including the presentation of 3-D content and alternative entertainment. Such alternative entertainment includes pre-recorded programs as well as live sports programs, concert events, the MET opera and other special presentations. New and enhanced programming alternatives may expand the industry’s customer base and increase patronage for exhibitors.

Competitive Strengths

We believe the following strengths allow us to compete effectively:

Experienced Management. Led by Chairman and founder Lee Roy Mitchell, Chief Executive Officer Tim Warner, President, Chief Operating Officer and Chief Financial Officer Robert Copple and President-International Valmir Fernandes, our management team has many years of theatre operating experience, ranging from 17 to 55 years, executing a focused strategy that has led to consistent operating results. This management team has successfully navigated us through many industry and economic cycles.

Disciplined Operating Philosophy. We generated operating income and net income attributable to Cinemark USA, Inc. of $417.7 million and $149.8 million, respectively, for the year ended December 31, 2013. Our solid operating performance is a result of our disciplined operating philosophy that centers on building high-quality market-adaptive theatres, while negotiating favorable theatre level economics, controlling operating costs and effectively reacting to economic and market changes.

Leading Position in Our U.S. Markets. We have a leading market share in the U.S. metropolitan and suburban markets we serve. For the year ended December 31, 2013, we ranked either first or second, based on box office revenues, in 23 out of our top 30 U.S. markets, including the San Francisco Bay Area, Dallas, Houston, Salt Lake City, Sacramento and Pittsburgh.

Located in Top Latin American Markets. Since 1993, we have invested throughout Latin America in response to the continued growth of the region. As of December 31, 2013, we operated 148 theatres and 1,106 screens in 12 countries. Our international screens generated revenues of $783.1 million, or 29.2% of our total revenues, for the year ended December 31, 2013. We have successfully established a significant presence in major cities in the region, with theatres in thirteen of the fifteen largest metropolitan areas in South America. We are the largest exhibitor in Brazil and Argentina. Our geographic diversity makes us an important distribution channel for the movie studios.

State-of-the-Art Theatre Circuit. We offer state-of-the-art theatres, which we believe makes our theatres a preferred destination for moviegoers in our markets. During 2013, we opened 709 new state-of-the-art screens worldwide. We currently have commitments to open 263 additional new screens over the next three years. We have installed digital projection technology in 100% of our U.S. first-run auditoriums and approximately 86% of our international auditoriums, with plans to install digital projection technology in 100% of our international auditoriums in early 2014. Currently, approximately 52% of our U.S. screens and 58% of our international screens are 3-D compatible. We currently have fourteen digital IMAX screens. As of December 31, 2013, we had the industry-leading PLF circuit with 150 XD auditoriums in our theatres. We have plans to install 45 to 55 additional XD auditoriums during 2014. We also continue to develop new theatre concepts in various markets.

Disciplined Growth Strategy. We continue to grow organically as well as through the acquisition of high-quality theatres in select markets. Our growth strategy has centered around achieving a target return on investment while also complementing our existing theatre circuit. We continue to generate significant cash flows from operating activities, which demonstrates the success of our growth strategy. We believe our expected level of cash flows will continue to provide us with the financial flexibility to pursue further growth opportunities, while also allowing us to efficiently service our debt obligations and continue to offer our stockholders a strong dividend yield under our current dividend policy.

Our Strategy

We believe our disciplined operating philosophy and experienced management team will enable us to continue to enhance our leading position in the motion picture exhibition industry. Key components of our strategy include:

Growth in Existing and New Markets. We will continue to seek growth opportunities by building or acquiring high-quality theatres that meet our strategic, financial and demographic criteria. We also monitor economic and market trends to ensure our existing theatres offer a broad range of products, prices and platforms that satisfy our patrons and develop new concepts to adapt to our patrons’ preferences. Our growth strategy is diverse. We opened two locations with our new Cinemark Movie Bistro concept during 2013 and have plans to open two theaters in the U.S. with our new premium concept during 2014. We also have plans to open state-of-the-art theatres in Bolivia in 2014 and Paraguay during 2015.

Continue to Focus on Operational Excellence. We will continue to focus on achieving operational excellence by controlling theatre operating costs and adequately training and motivating our staff while continuing to provide leading customer service. Our consistent margins reflect our ability to anticipate and manage changes in product and patron preferences.

Commitment to Technological Innovation. Our commitment to technological innovation has resulted in us being 100% digital in our U.S. first-run auditoriums as of December 31, 2013, 2,329 of which are 3-D compatible. Approximately 86% of our international auditoriums were digital as of December 31, 2013, 644 of which are 3-D compatible. See further discussion of our digital expansion at “Technology Innovations”. We expect to be 100% digital worldwide in early 2014, with approximately 50-60% of our screens 3-D compatible. We will also continue to expand our worldwide XD auditorium footprint.

Theatre Operations

As of December 31, 2013, we operated 482 theatres and 5,563 screens in 40 states and 12 Latin American countries. The following tables summarize the geographic locations of our theatre circuit as of December 31, 2013.

United States Theatres

	Total	Total
State	Theatres	Screens
Texas	87	1,140
California	64	798
Ohio	28	353
Utah	15	199
Nevada	10	154
Kentucky	10	127
Illinois	9	128
Colorado	8	127
Pennsylvania	8	113
Oregon	7	102
Arizona	6	90
Virginia	6	80
Oklahoma	6	73
Florida	5	98
Louisiana	5	74
Indiana	5	48
Connecticut	4	56
Iowa	4	55
Arkansas	4	54
New Mexico	4	54
North Carolina	4	41
Michigan	3	50
Massachusetts	3	46
Washington	3	46
Mississippi	3	41
South Carolina	3	34
New Jersey	2	28
Georgia	2	27
New York	2	27
South Dakota	2	26
Montana	2	25
West Virginia	2	22
Maryland	1	24
Kansas	1	20
Alaska	1	16
Missouri	1	15
Tennessee	1	14
Wisconsin	1	14
Delaware	1	10
Minnesota	1	8

Total	334	4,457

International Theatres

Country	Total Theatres	Total Screens
Brazil	62	497
Colombia	24	129
Argentina	19	168
Central America(1)	14	98
Chile	13	102
Peru	10	76
Ecuador	6	36

Total	148	1,106

(1)	Includes Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala.

We first entered Latin America when we began operating movie theatres in Chile in 1993. Since then, through our focused international strategy, we have developed into the most geographically diverse theatre circuit in the region. We have balanced our risk through a diversified international portfolio, currently operating theatres in thirteen of the fifteen largest metropolitan areas in South America. We have established significant presence in Brazil and Argentina, where we are the largest exhibitor, with 497 and 168 screens, respectively, as of December 31, 2013.

We believe that certain markets within Latin America continue to be underserved as penetration of movie screens per capita in these markets is substantially lower than in the U.S. and European markets. We intend to build and expand our presence in international markets, with emphasis on Latin America, and fund our expansion primarily with cash flow generated in those markets. We are able to mitigate cash flow exposure to currency fluctuations in the markets in which we operate by transacting in their respective local currencies. Our geographic diversity throughout Latin America has allowed us to maintain consistent revenue growth, notwithstanding currency and economic fluctuations that may affect any particular market. Our international revenues were approximately $783.1 million during 2013 compared to $777.7 million during 2012.

Film Licensing

In the domestic marketplace, our corporate film department negotiates with film distributors, which are made up of the traditional major film companies, specialized and art divisions of some of these major film companies, and many other independent film distributors. The film distributors are responsible for determining film release dates and film marketing campaigns and the related expenditures. We are responsible for booking the films in negotiated film licensing zones, which are either free film licensing zones or competitive film licensing zones. In free film licensing zones, movies can be booked without regard to the film bookings of other exhibitors within that area. In competitive film licensing zones, the distributor allocates its movies generally based on demographics, the conditions, capacity and grossing potential of each theatre, and the terms of exhibition. Of the 292 film licensing zones in which our first run U.S. theatres operate, approximately 92% operate in free film licensing zones. In free film licensing zones, we select those films that we believe will be the most successful from those offered by film distributors.

Internationally, our local film personnel negotiate with local offices of major film distributors as well as local film distributors to license films for our international theatres. In the international marketplace, films are not allocated to a single theatre in a geographic film zone, but played by competitive theatres simultaneously. Our theatre personnel focus on providing excellent customer service, and we provide a high-quality facility with the most up-to-date sound systems, comfortable seating and other amenities preferred by our patrons, which we believe gives us a competitive advantage in markets where competing theatres play the same films. Of the 1,106 screens we operate in international markets, approximately 87% have no direct competition from other theatres.

Our film rental fees in the U.S. are generally based on a film’s box office receipts and either mutually agreed upon firm terms, a sliding scale formula, or a mutually agreed upon settlement, subject to the film licensing agreement with the film distributor. Under a firm terms formula, we pay the distributor a mutually agreed upon percentage of box office receipts. Under a sliding scale formula, we pay a percentage of box office revenues using a pre-determined matrix that is based upon box office performance of the film. The settlement process allows for negotiation of film rental fees upon the conclusion of the film run based upon how the film performs. Internationally, our film rental fees are primarily based on mutually agreed upon firm terms that are based upon a specified percentage of box office receipts.

We regularly play art and independent films at many of our U.S. theatres, providing a variety of film choices to our patrons. Bringing art and independent films to our theatres allows us to benefit from the growth in the art and independent market driven by the more mature patron and increased interest in art, foreign and documentary films. The performance of films such as Lee Daniel’s The Butler, 12 Years a Slave, Blue Jasmine and American Hustle have demonstrated the box office potential of art and independent films.

Food and Beverage

Concession sales are our second largest revenue source, representing approximately 32% of total revenues. Concession sales have a much higher margin than admissions sales. We have devoted considerable management effort to increase concession sales and improve operating margins by expanding our offerings and adapting to our customer preferences, as discussed below.

•	Concession Product Innovations. Through our Cinemark Movie Bistro concept, we have expanded our concession product offerings to include food options, such as fresh wraps, hot sandwiches, burgers, and gourmet pizzas, and a selection of beers, wines, and frozen cocktails, all of which can be enjoyed in the comfort of the auditoriums. We have also added lobby bars in certain theatres and plan to include VIP lounges in certain of our future theatres.

•	Optimization of product mix. We offer concession products that primarily include various sizes and types of popcorn, soft drinks, coffees, juice blends, candy and quickly-prepared or pre-prepared food, such as hot dogs, pizza, pretzel bites, nachos and ice cream. Different varieties and flavors of candy and drinks are offered at theatres based on preferences in that particular market. Our proprietary point of sale system allows us to monitor product sales and make changes to product mix when necessary, which also allows us to quickly take advantage of national as well as regional product launches. Promotions are introduced on a regular basis to increase average concession purchases as well as to attract new buyers. We offer specially priced combinations at many of our theatres. We periodically offer our loyal patrons opportunities to receive a discount on certain products by offering weekly coupons as well as reusable popcorn tubs and soft drink cups that can be refilled at a discount off the regular price.

•	Staff training. Employees are continually trained in proper sales techniques. Consumer promotions conducted at the concession stand usually include a motivational element that rewards theatre staff for exceptional sales of certain promotional items.

•	Theatre design. Our theatres are designed to optimize efficiencies at the concession stands, which include multiple service stations throughout a theatre to facilitate serving patrons in an expedited manner. We strategically place large concession stands within theatres to heighten visibility, reduce the length of concession lines, and improve traffic flow around the concession stands. We have self-service cafeteria-style concession areas in many of our domestic theatres, which allow customers to select their own refreshments and proceed to the cash register when they are ready. This design allows for efficient service, enhanced choices, impulse purchases and superior visibility of concession items.

•	Cost control. We negotiate prices for concession supplies directly with concession vendors and manufacturers to obtain volume rates. Concession supplies are distributed through a national distribution network. The concession distributor supplies and distributes inventory to the theatres, which place orders directly with the vendors to replenish stock. We conduct a weekly inventory of all concession products at each theatre to ensure proper stock levels are maintained for business.

Pre-Feature Screen Advertising

In our domestic markets, our theatres are part of the in-theatre digital network operated by National CineMedia, LLC, or NCM. NCM provides advertising to our theatres through its branded “First Look” pre-feature entertainment program and also handles lobby promotions and displays. We believe that the reach, scope and digital delivery capability of NCM’s network provides an effective platform for national, regional and local advertisers to reach an engaged audience. We receive a monthly theatre access fee for participation in the NCM network. In addition, we are entitled to receive mandatory quarterly distributions of excess cash from NCM. As of December 31, 2013, we had an approximate 19% ownership interest in NCM. See Note 4 to the consolidated financial statements.

During 2011, our wholly-owned subsidiary Flix Media Publicidade E Entretenimento, Ltda., or Flix Media, began handling all of our screen advertising functions in Brazil. Our Flix Media marketing personnel work directly with local advertisers to coordinate screen advertising in our theatres. We have expanded the Flix Media advertising services to another exhibitor in Brazil through a revenue share agreement. In Argentina, we also have in-house personnel that work with local advertisers to arrange screen advertising in our theatres. We are currently integrating our Argentina advertising team with our Flix Media division.

In our other international markets, we outsource our screen advertising to local companies who have established relationships with local advertisers that provide similar benefits as NCM. The terms of our international screen advertising contracts vary by country. In some of these locations, we earn a percentage of the screen advertising revenues collected by our partners and in other locations we are paid a fixed annual fee for access to our screens, while at our other locations, our in-house marketing personnel handle screen advertising. We will continue to expand Flix Media into our other international locations. In addition to screen advertising in our theatres, we intend to expand Flix Media’s services to include, among other things, alternative content, online ticketing, and loyalty initiatives.

Technology Innovations

The motion picture exhibition has undertaken significant technology initiatives over the past few years that have transformed the industry, as discussed below.

Participation in Digital Cinema Implementation Partners

During 2007, us, AMC Entertainment Inc., or AMC, and Regal Entertainment Group, or Regal, entered into a joint venture known as Digital Cinema Implementation Partners LLC, or DCIP, to facilitate the implementation of digital cinema in our U.S. theatres and to establish agreements with major motion picture studios for the financing of digital cinema. Digital cinema developments are managed by DCIP, subject to certain approvals by us, AMC and Regal with each of us having an equal voting interest in DCIP. DCIP’s wholly-owned subsidiary Kasima executed long-term deployment agreements with all of the major motion picture studios, under which Kasima receives a virtual print fee from such studios for each digital presentation. In accordance with these agreements, the digital projection systems deployed by Kasima comply with the technology and security specifications developed by the Digital Cinema Initiatives studio consortium. Kasima leases digital projection systems to us, AMC and Regal under master lease agreements that have an initial term of 12 years.

On March 10, 2010, we signed a master lease agreement and other related agreements (collectively the “agreements”) with Kasima. As of December 31, 2013, we had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. (See Note 5 to the consolidated financial statements.) As of December 31, 2013, 96% of our 4,457 U.S. auditoriums were digital, 3,619 of which are leased from Kasima and 2,329 of which are equipped for exhibiting 3-D content.

International Markets

In our international markets, we continue to convert our auditoriums to digital projection technology. The digital projection systems we deploy are generally funded with operating cash flows generated by each international country. We also have virtual print fee agreements with certain major studios under which the studios pay us for certain prints shown on the digital projection equipment. As of December 31, 2013, we had 950 digital auditoriums in our international markets, 644 of which are capable of exhibiting 3-D content. Similar to our domestic markets, we expect to be digital 100% in our international markets in early 2014.

Digital Cinema Distribution Coalition

We participate in a joint venture with Regal, AMC, Warner Bros. Entertainment, Inc. and Universal Pictures named Digital Cinema Distribution Coalition, or DCDC, which began delivering digital content to theatres via satellite during October 2013. Delivery of content via satellite may reduce film transportation costs for both distributors and exhibitors, as a portion of the costs to produce and ship hard drives will be eliminated. The satellite delivery system established by DCDC is available to all exhibitors and content providers and allows live and store-and-forward content to be delivered to our theatres. The industry is also exploring the expansion of this satellite delivery technology to Latin American markets.

AC JV, LLC

Due to the transformation of technology within our industry, we have the opportunity to continue to expand the content provided to our patrons. During December 2013, we formed a joint venture with Regal and AMC named AC JV, LLC who then purchased the Fathom event business from NCM. The Fathom event business generally focuses on the marketing and distribution of live and pre-recorded entertainment programming to movie theatres to augment theatres’ feature film schedules. With the formation of AC JV, LLC, we, along with Regal and AMC, can ensure proper resources are focused on the continued development and enhancement of alternative content.

Marketing

In the U.S., we rely on Internet advertising and also newspaper directory film schedules for marketing our products. Radio and television advertising spots are used to promote certain motion pictures and special events. We exhibit previews of coming attractions and films we are currently playing as part of our pre-feature program. We offer patrons access to movie times, the ability to buy and print their tickets in advance and purchase gift cards at our website www.cinemark.com, and via our smart phone and tablet applications. Customers subscribing to our weekly emails receive targeted information about current and upcoming films at their preferred Cinemark theatre(s), including details about advanced ticket sales, special events, concerts and live broadcasts; as well as contests, promotions, and coupons for concession savings. We partner with film distributors to use monthly web contests to drive traffic to our website and to ensure that customers visit often. In addition, we work with all of the film distributors on a regular basis to promote their films with local, regional and national programs that are exclusive to our theatres. These programs may involve customer contests, cross-promotions with the media and third parties and other means to increase patronage for a particular film showing at our theatres.

We created a smartphone and tablet application called CineMode that allows patrons the opportunity to earn rewards while being courteous during the show. Our innovative technology was designed to address texting and other cell phone distractions, which is the number one complaint of movie-goers. While in CineMode, the smart phone screen is automatically dimmed and patrons are prompted to silence their volume. If CineMode is enabled for the duration of the movie, patrons are rewarded with exclusive digital rewards and offers that can be used at their next visit to Cinemark. CineMode facilitates contact with our patrons and this initiative provides an opportunity for us to further improve our relationships with the studios and our vendors via couponing and promotions, such as discounted digital downloads. To date, more than three and a half million patrons have already downloaded CineMode.

Internationally, we exhibit upcoming and current film previews on-screen, partner with film distributors for certain promotions and advertise our new locations through various forms of media and events. We partner with large multi-national corporations in the large metropolitan areas in which we have theatres to promote our brand and image as well as increase attendance levels at our theatres. Our customers are encouraged to register on our website to receive weekly information by email for showtime information, invitations to special screenings, sponsored events and promotional information. In addition, our customers can request to receive showtime information on their cell phones. We also have loyalty programs in some of our international markets that allow customers to pay a nominal fee for a membership card that provides them with certain admissions and concession discounts. In addition, we have a smartphone application, which allows consumers to check showtimes and purchase tickets for our Brazil theatres.

Our domestic and international marketing departments also focus on expanding ancillary revenue, which includes the sale of our gift cards and our SuperSaver discount tickets. We market these programs to such business representatives as realtors, human resource managers, incentive program managers and hospital and pharmaceutical personnel. Gift cards can be purchased for certain of our locations at our theatres or online through our website, www.cinemark.com. SuperSavers are also sold online at www.cinemark.com or via phone, fax or email by our local corporate offices and are also available at certain retailers in the U.S. Our marketing departments also coordinate the use of our auditoriums, generally during off-peak times, for corporate meetings, private movie screenings, brand and product launches, education and training sessions or other private events, which contribute to our ancillary revenue.

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

Competition

We are one of the leaders in the motion picture exhibition industry. We compete against local, regional, national and international exhibitors with respect to attracting patrons, licensing films and developing new theatre sites. Our primary U.S. competitors include Regal, AMC and Carmike Cinemas, Inc. and our primary international competitors, which vary by country, include GSR, Cinépolis, Village Theatres and Cinemundo.

Of the 292 film licensing zones in which our first run U.S. theatres operate, approximately 92% operate in free film licensing zones. In free film licensing zones, we select those films that we believe will be the most successful from those offered by film distributors. Where there is competition, the distributor allocates their movies generally based on demographics, the conditions, capacity and grossing potential of each theatre, and the terms of exhibition. Of the 1,106 screens we operate outside of the U.S., approximately 87% of those screens have no direct competition from other theatres. In areas where we face direct competition, our success in attracting patrons depends on location, theatre capacity, quality of projection and sound equipment, film showtime availability, customer service quality, and ticket prices.

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

Seasonality

Our revenues have historically been seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, the most successful motion pictures have been released during the summer, extending from May to July, and during the holiday season, extending from early November through year-end. The unexpected emergence of a hit film during other periods can alter this seasonality trend. The timing of such film releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or for the same period in the following year.

Corporate Operations

Our worldwide headquarters is located in Plano, Texas. Personnel at our corporate headquarters provide oversight for our domestic and international theatres. Personnel at our Plano headquarters include our executive team and department heads in charge of film licensing, food and beverage, theatre operations, theatre construction and maintenance, real estate, human resources, marketing, legal, finance, accounting, tax, audit and information technology support. Our U.S. operations are divided into eighteen regions, primarily organized geographically, each of which is headed by a region leader. We have seven regional offices in Latin America responsible for the local management of theatres in twelve countries (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are operated out of one Central American regional office). Each regional office is headed by a general manager and generally includes personnel in film licensing, marketing, human resources, information systems, operations and accounting. We have a chief financial officer in Brazil and Argentina, which are our two largest international markets. The regional offices are staffed with experienced personnel from the region to mitigate cultural and operational barriers.

Employees

We have approximately 17,200 employees in the U.S., approximately 18% of whom are full time employees and 82% of whom are part time employees. We have approximately 7,700 employees in our international markets, approximately 41% of whom are full time employees and approximately 59% of whom are part time employees. Some of our international locations are subject to union regulations. We regard our relations with our employees to be satisfactory.

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

Financial Information About Geographic Areas

We currently have operations in the U.S., Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala, which are reflected in the consolidated financial statements. See Note 20 to the consolidated financial statements for segment information and financial information by geographic area.

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

We rely on the film distributors to supply the films shown in our theatres. The film distribution business is highly concentrated, with seven major film distributors accounting for approximately 86% of U.S. box office revenues and 44 of the top 50 grossing films during 2013. Numerous antitrust cases and consent decrees resulting from these antitrust cases impact the distribution of films. Film distributors license films to exhibitors on a theatre-by-theatre and film-by-film basis. Consequently, we cannot guarantee a supply of films by entering into long-term arrangements with major distributors. We are therefore required to negotiate licenses for each film and for each theatre. A deterioration in our relationship with any of the seven major film distributors could adversely affect our ability to obtain commercially successful films and to negotiate favorable licensing terms for such films, both of which could adversely affect our business and operating results.

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

Over the last decade, the average video release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available to consumers at home, an important downstream market, has decreased from approximately six months to approximately three to four months. If patrons choose to wait for an in-home release rather than attend a theatre to view the film, it may adversely impact our business and results of operations, financial condition and cash flows. Film studios have started to offer consumers a premium video on-demand option for certain films 60 days following the theatrical release, which caused the release window to shrink further for certain films. We cannot assure you that these release windows, which are determined by the studios, will not shrink further or be eliminated altogether, which could have an adverse impact on our business and results of operations.

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

We have 148 theatres with 1,106 screens in twelve countries in Latin America. Brazil represented approximately 12% of our consolidated 2013 revenues. Governmental regulation of the motion picture industry in foreign markets differs from that in the United States. Changes in regulations affecting prices, quota systems requiring the exhibition of locally-produced films and restrictions on ownership of property may adversely affect our international operations. Our international operations are subject to certain political, economic and other uncertainties not encountered by our domestic operations, including risks of severe economic downturns and high inflation. We also face risks of currency fluctuations, hard currency shortages and controls of foreign currency exchange and transfers abroad, all of which could have an adverse effect on the results of our international operations.

We have substantial long-term lease and debt obligations, which may restrict our ability to fund current and future operations and that restrict our ability to enter into certain transactions.

We have, and will continue to have, significant long-term debt service obligations and long-term lease obligations. As of December 31, 2013, we had $1,832.8 million in long-term debt obligations, $216.4 million in capital lease obligations and $2,065.1 million in long-term operating lease obligations. We incurred interest expense of $124.7 million for the year ended December 31, 2013. We incurred $307.9 million of facility lease expense under operating leases for the year ended December 31, 2013. Our substantial lease and debt obligations pose risk to you by:

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

In 2005, we joined Regal and AMC as founding members of NCM. As of December 31, 2013, we had an ownership interest in NCM of approximately 19%. We receive a monthly theatre access fee under our Exhibitor Services Agreement with NCM and we are entitled to receive mandatory quarterly distributions of excess cash from NCM. During the years ended December 31, 2012 and 2013, the Company received approximately $7.1 million and $8.0 million in other revenues from NCM, respectively, and $20.8 million and $20.7 million in cash distributions in excess of our investment in NCM, respectively. Cinema advertising is a small component of the U.S. advertising market and therefore, NCM competes with larger, established and well known media platforms such as broadcast radio and television, cable and satellite television, outdoor advertising and Internet portals. In-theatre advertising may not continue to attract advertisers or NCM’s in-theatre advertising format may not continue to be received favorably by theatre patrons. If NCM is unable to continue to generate consistent advertising revenues, its results of operations may be adversely affected and our investment in and distributions and revenues from NCM may be adversely impacted.

A failure to adapt to future technological innovations could impact our ability to compete effectively and could adversely affect our results of operations.

While we continue to implement the latest technological innovations, such as digital projection, 3-D and satellite distribution technologies, new technological innovations continue to impact our industry. If we are unable to respond to or invest in changes in technology and the technological preferences of our customers, we may not be able to compete with other exhibitors or other entertainment venues, which could adversely affect our results of operations.

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

If we do not comply with the ADA and the safe harbor framework included in the consent order we entered into with the Department of Justice, or the DOJ, we could be subject to further litigation.

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

We have a significant amount of goodwill. We evaluate goodwill for impairment at the reporting unit level at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be fully recoverable. Goodwill is evaluated for impairment using a two-step approach under which we compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its fair value, a second step would be performed to measure the potential goodwill impairment. Fair values are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Declines in our stock price or market capitalization, declines in our attendance due to increased competition in certain regions and/or countries or economic factors that lead to a decline in attendance in any given region or country could negatively affect our estimated fair values and could result in further impairments of goodwill. As of December 31, 2013, the estimated fair value of goodwill for all of our reporting units exceeded their carrying values by at least 10%.

We also have a significant amount of tradename intangible assets. Tradename intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. We estimate the fair value of our tradenames by applying an estimated market royalty rate that could be charged for the use of our tradename to forecasted future revenues, with an adjustment for the present value of such royalties. If the estimated fair value is less than the carrying value, the tradename intangible asset is written down to its estimated fair value. Significant judgment is involved in estimating market royalty rates and long-term revenue forecasts. Management’s estimates are based on historical and projected revenue performance and industry trends. As of December 31, 2013, the estimated fair value of our tradename intangible assets exceeded their carrying values by at least 10%.

We recorded asset impairment charges of $7.0 million, $3.0 million and $3.8 million for the years ended December 31, 2011, 2012 and 2013, respectively. We cannot assure you that additional impairment charges will not be required in the future, and such charges may have an adverse effect on our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 7 and 8 to the consolidated financial statements.

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

We own and operate a large number of theatres and other properties within the U.S. and internationally, which may be subject to various foreign, federal, state and local laws and regulations relating to the protection of the environment or human health. Such environmental laws and regulations include those that impose liability for the investigation and remediation of spills or releases of hazardous materials. We may incur such liability, including for any currently or formerly owned, leased or operated property, or for any site, to which we may have disposed, or arranged for the disposal of, hazardous materials or wastes. Certain of these laws and regulations may impose liability, including on a joint and several liability, which can result in a liable party being obliged to pay for greater than its share, regardless of fault or the legality of the original disposal. Environmental conditions relating to our properties or operations could have an adverse effect on our business and results of operations and cash flows.

Legislative or regulatory initiatives related to global warming/climate change concerns may negatively impact our business.

Recently, there has been an increasing focus and continuous debate on global climate change including increased attention from regulatory agencies and legislative bodies. This increased focus may lead to new initiatives directed at regulating an as yet unspecified array of environmental matters. Legislative, regulatory or other efforts in the U.S. to combat climate change could result in future increases in the cost of raw materials, taxes, transportation and utilities for our vendors and for us which would result in higher operating costs for the Company. Also, compliance of our theatres and accompanying real estate with new and revised environmental, zoning, land-use or building codes, laws, rules or regulations, could have a material and adverse effect on our business. However, we are unable to predict at this time, the potential effects, if any, that any future environmental initiatives may have on our business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

United States

As of December 31, 2013, in the U.S., we operated 292 theatres with 3,856 screens pursuant to leases and own the land and building for 42 theatres with 601 screens. Our leases are generally entered into on a long-term basis with terms, including optional renewal periods, generally ranging from 20 to 45 years. As of December 31, 2013, approximately 9% of our theatre leases in the U.S., covering 25 theatres with 193 screens, have remaining terms, including optional renewal periods, of less than six years. Approximately 10% of our theatre leases in the U.S., covering 29 theatres with 250 screens, have remaining terms, including optional renewal periods, of between six and 15 years and approximately 81% of our theatre leases in the U.S., covering 238 theatres with 3,413 screens, have remaining terms, including optional renewal periods, of more than 15 years. The leases generally provide for a fixed monthly minimum rent payment, with certain leases also subject to additional percentage rent if a target annual revenue level is achieved. We lease an office building in Plano, Texas for our worldwide headquarters. We also lease office space in Frisco, Texas for our theatre support group and McKinney, Texas for some of our maintenance personnel.

International

As of December 31, 2013, internationally, we operated 148 theatres with 1,106 screens, all of which are leased. Our international leases are generally entered into on a long term basis with terms, including optional renewal periods, generally ranging from 5 to 30 years. The leases generally provide for contingent rental based upon operating results with an annual minimum. As of December 31, 2013, approximately 9% of our international theatre leases, covering 13 theatres with 111 screens, have remaining terms, including optional renewal periods, of less than six years. Approximately 47% of our international theatre leases, covering 70 theatres and 550 screens, have remaining terms, including optional renewal periods, of between six and 15 years and approximately 44% of our international theatre leases, covering 65 theatres and 445 screens, have remaining terms, including optional renewal periods, of more than 15 years. We also lease office space in seven regions in Latin America for our local management.

See Note 19 to the consolidated financial statements for information regarding our minimum lease commitments. We periodically review the profitability of each of our theatres, particularly those whose lease terms are nearing expiration, to determine whether to continue its operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holder of Our Common Stock

There is no established public trading market for our common stock. As of December 31, 2013 we had 1,500 shares of Class A common stock outstanding and 182,648 shares of Class B common stock outstanding, all of which were held by Cinemark Holdings, Inc.

Dividend Policy

During the years ended December 31, 2013 and 2012, we paid dividends of approximately $105.2 million and $95.8 million, respectively, to our parent company, Cinemark Holdings, Inc. Our ability to pay dividends is limited by the terms of our senior notes indentures, our senior subordinated notes indenture and our amended senior secured credit facility, which restrict our ability to pay dividends and the ability of certain of our subsidiaries to pay dividends. See Note 10 to the consolidated financial statements for further discussion of our debt agreements. Furthermore, certain of our foreign subsidiaries currently have a deficit in retained earnings which prevents them from declaring and paying dividends from those subsidiaries. The declaration of future dividends will be at the discretion of our board of directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, limitations in our debt agreements and legal requirements.

Item 6. Selected Financial Data

The following table provides our selected consolidated financial and operating data for the periods and at the dates indicated for each of the five most recent years ended December 31, 2013. During August 2011, we acquired ten theatres with 95 screens in Argentina and during May 2013, we acquired 32 theatres with 483 screens in the U.S. The results of operations for these theatres are included in our consolidated results of operations beginning on the dates of the respective acquisitions. You should read the selected consolidated financial and operating data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes appearing elsewhere in this report.

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(Dollars in thousands, except per share data)
Statement of Income Data:
Revenues:
Admissions	$1,293,378	$1,405,389	$1,471,627	$1,580,401	$1,706,145
Concession	602,880	642,326	696,754	771,405	845,168
Other	80,242	93,429	111,232	121,725	131,581

Total revenues	$1,976,500	$2,141,144	$2,279,613	$2,473,531	$2,682,894
Film rentals and advertising	708,160	769,698	798,606	845,107	919,511
Concession supplies	91,918	97,484	112,122	123,471	135,715
Salaries and wages	203,437	221,246	226,475	247,468	269,353
Facility lease expense	238,779	255,717	276,278	281,615	307,851
Utilities and other	222,660	239,470	259,703	280,670	305,703
General and administrative expenses	94,818	107,015	125,428	146,442	163,134
Total depreciation and amortization	149,515	143,508	154,449	147,675	163,970
Impairment of long-lived assets	11,858	12,538	7,033	3,031	3,794
(Gain) loss on sale of assets and other	3,202	(431)	8,792	12,168	(3,845)

Total cost of operations	$1,724,347	$1,846,245	$1,968,886	$2,087,647	$2,265,186

Operating income	$252,153	$294,899	$310,727	$385,884	$417,708

Interest expense	$81,609	$112,444	$123,102	$123,665	$124,714

Net income	$133,087	$150,930	$133,953	$172,784	$151,921

Net income attributable to Cinemark USA, Inc.	$129,439	$147,387	$131,928	$170,313	$149,843

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(Dollars in thousands)
Other Financial Data:
Ratio of earnings to fixed charges(1)	2.28x	2.11x	2.02x	2.45x	2.24x
Cash flow provided by (used for):
Operating activities	$366,706	$266,230	$390,884	$394,633	$309,362
Investing activities	(183,130)	(136,067)	(247,067)	(234,311)	(364,701)
Financing activities	(75,478)	(108,162)	(78,020)	63,582	(75,346)
Capital expenditures	(124,797)	(156,102)	(184,819)	(220,727)	(259,670)

	As of December 31,
	2009	2010	2011	2012	2013
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$437,737	$464,765	$521,253	$742,095	$599,894
Theatre properties and equipment, net	1,219,588	1,215,446	1,238,850	1,304,958	1,427,190
Total assets	3,283,588	3,427,974	3,522,253	3,862,412	4,144,128
Total long-term debt and capital lease obligations, including current portion	1,684,073	1,672,601	1,713,393	1,914,181	2,049,156
Equity	922,141	1,040,705	1,025,293	1,096,212	1,104,281

	Year Ended December 31,
	2009	2010	2011	2012	2013
Operating Data:
United States(2)
Theatres operated (at period end)	294	293	297	298	334
Screens operated (at period end)	3,830	3,832	3,878	3,916	4,457
Total attendance (in 000s)	165,112	161,174	158,486	163,639	177,156
International(3)
Theatres operated (at period end)	130	137	159	167	148
Screens operated (at period end)	1,066	1,113	1,274	1,324	1,106
Total attendance (in 000s)	71,622	80,026	88,889	100,084	99,402
Worldwide(2)(3)
Theatres operated (at period end)	424	430	456	465	482
Screens operated (at period end)	4,896	4,945	5,152	5,240	5,563
Total attendance (in 000s)	236,734	241,200	247,375	263,723	276,558

(1)

For the purposes of calculating the ratio of earnings to fixed charges, earnings consist of income from continuing operations before taxes plus fixed charges excluding capitalized interest. Fixed charges consist of interest expense, capitalized interest, amortization of debt issue costs and that portion of rental expense which we believe to be representative of the interest factor.

(2)	The data excludes certain theatres operated by us in the U.S. pursuant to management agreements that are not part of our consolidated operations.
(3)	The data excludes certain theatres operated internationally through our affiliates that are not part of our consolidated operations.

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

Overview

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. We operated theatres in Mexico until November 15, 2013. As of December 31, 2013, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 20 to the consolidated financial statements.

Revenues and Expenses

We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing promotions, meeting rentals and electronic video games located in some of our theatres. Our contracts with NCM have assisted us in expanding our offerings to domestic advertisers and broadening ancillary revenue sources such as digital video monitor advertising and third party branding. Historically, we have also offered alternative entertainment, such as live and pre-recorded sports programs, concert events, the MET opera and other special presentations in our theatres through our relationship with NCM. We will continue to offer this entertainment through our recently formed joint venture, AC JV, LLC. Our Flix Media initiative has allowed us to expand our screen advertising within our international circuit and to other international exhibitors. Films leading the box office during the year ended December 31, 2013 included Iron Man 3, Despicable Me 2, The Hunger Games: Catching Fire, Monsters University, Frozen, Man of Steel, Fast & Furious 6, Oz: The Great and Powerful, Gravity, World War Z, Thor: the Dark World, Star Trek Into Darkness, The Croods, Hobbit: The Desolation of Smaug, The Heat, The Conjuring, We’re the Millers, Identity Thief and The Great Gatsby, among other films. Our revenues are affected by changes in attendance and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. The film slate for 2014 currently includes sequels such as Hunger Games: Mockingjay Part I, Hobbit: There and Back Again, Transformers 4, Amazing Spider-Man 2, How to Train Your Dragon 2, and Captain America: The Winter Soldier and new films such as The Lego Movie, Maleficent, and Interstellar, among other films.

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

Although salaries and wages include a fixed cost component (i.e. the minimum staffing costs to operate a theatre facility during non-peak periods), salaries and wages move in relation to revenues as theatre staffing is adjusted to respond to changes in attendance. In some international locations, staffing levels are also subject to local regulations.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the U.S., or U.S. GAAP. As such, we are required to make certain estimates and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported consolidated financial results, include the following:

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

Film rental costs are accrued based on the applicable box office receipts and either mutually agreed upon firm terms or a sliding scale formula, which are generally established prior to the opening of the film, or estimates of the final mutually agreed upon settlement, which occurs at the conclusion of the film run, subject to the film licensing arrangement. Under a firm terms formula, we pay the distributor a mutually agreed upon percentage of box office receipts, which reflects either a mutually agreed upon aggregate rate for the life of the film or rates that decline over the term of the run. Under a sliding scale formula, we pay a percentage of box office revenues using a pre-determined matrix that is based upon box office performance of the film. The settlement process allows for negotiation of film rental fees upon the conclusion of the film run based upon how the film performs. Estimates are based on the expected success of a film. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known at the time the estimate is made and the expected success of a film can typically be estimated early in the film’s run. If actual settlements are different than those estimates, film rental costs are adjusted at that time. Our advertising costs are expensed as incurred.

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

Impairment of Long-Lived Assets

We review long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We assess many factors including the following to determine whether to impair individual theatre assets:

•	actual theatre level cash flows;

•	budgeted theatre level cash flows;

•	theatre property and equipment carrying values;

•	amortizing intangible asset carrying values;

•	the age of a recently built theatre;

•	competitive theatres in the marketplace;

•	the impact of recent ticket price changes;

•	available lease renewal options; and

•	other factors considered relevant in our assessment of impairment of individual theatre assets.

Long-lived assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of approximately twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, we then compare the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during 2011, 2012 and 2013. The long-lived asset impairment charges related to theatre properties recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre.

Impairment of Goodwill and Intangible Assets

We evaluate goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable. We evaluate goodwill for impairment at the reporting unit level and have allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of our eighteen regions in the U.S. and each of our seven international countries (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit). The evaluation is a two-step approach requiring us to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was seven and a half times for the evaluations performed during 2011 and 2012 and eight times for the evaluation performed during 2013. We increased the multiple of cash flows used for the evaluation performed during the year ended December 31, 2013 due to the increase in industry trading multiples, and the increase in Cinemark Holdings, Inc.’s stock price and resulting market capitalization. As of December 31, 2013, the estimated fair value of goodwill for all of our reporting units exceeded their carrying value by at least 10%.

Tradename intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. We estimate the fair value of our tradenames by applying an estimated market royalty rate that could be charged for the use of our tradename to forecasted future revenues, with an adjustment for the present value of such royalties. If the estimated fair value is less than the carrying value, the tradename intangible asset is written down to its estimated fair value. Significant judgment is involved in estimating market royalty rates and long-term revenue forecasts. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected revenue performance and industry trends. As of December 31, 2013, the estimated fair value of our tradename intangible assets exceeded their carrying values by at least 10%.

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

Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCM, Inc. and Cinemark, AMC and Regal, collectively referred to as its Founding Members, annual adjustments to the common membership units are made primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each Founding Member. To account for the receipt of additional common units under the Common Unit Adjustment Agreement, the Company follows the guidance in ASC 323-10-35-29 (formerly EITF 02-18, Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition) by analogy, which also refers to AICPA Technical Practice Aid 2220.14, which indicates that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. The Company concluded that the construction or acquisition of new theatres that has led to the common unit adjustments equates to making additional investments in National CineMedia. The Company evaluated the receipt of the additional common units in National CineMedia and the assets exchanged for these additional units and has determined that the right to use its incremental new screens would not be considered funding of prior losses. The Company accounts for these additional common units (referred to herein as its Tranche 2 Investment) as a separate investment than its Tranche 1 Investment. The common units received are recorded at fair value as an increase in the Company’s investment in NCM with an offset to deferred revenue. The deferred revenue is amortized over the remaining term of the ESA. The Tranche 2 Investment is accounted for following the equity method, with undistributed equity earnings related to its Tranche 2 Investment included as a component of equity in income of affiliates and distributions received related to its Tranche 2 Investment are recorded as a reduction of its investment basis.

Results of Operations

The following table sets forth, for the periods indicated, the amounts for certain items reflected in our consolidated statements of income along with each of those items as a percentage of revenues. During August 2011, we acquired ten theatres with 95 screens in Argentina and during May 2013, we acquired 32 theatres with 483 screens in the U.S. The results of operations for these theatres are included in our consolidated results of operations beginning on the dates of the respective acquisitions.

	Year Ended December 31,
	2011	2012	2013
Operating data (in millions):
Revenues
Admissions	$1,471.6	$1,580.4	$1,706.1
Concession	696.8	771.4	845.2
Other	111.2	121.7	131.6

Total revenues	2,279.6	2,473.5	2,682.9
Cost of operations
Film rentals and advertising	798.6	845.1	919.5
Concession supplies	112.1	123.5	135.7
Salaries and wages	226.5	247.4	269.3
Facility lease expense	276.3	281.6	307.9
Utilities and other	259.7	280.7	305.7
General and administrative expenses	125.4	146.4	163.2
Depreciation and amortization	154.4	147.7	164.0
Impairment of long-lived assets	7.0	3.0	3.8
(Gain) loss on sale of assets and other	8.8	12.2	(3.9)

Total cost of operations	1,968.8	2,087.6	2,265.2

Operating income	$310.8	$385.9	$417.7

Operating data as a percentage of total revenues:
Revenues
Admissions	64.6%	63.9%	63.6%
Concession	30.6%	31.2%	31.5%
Other	4.8%	4.9%	4.9%

Total revenues	100.0%	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	54.3%	53.5%	53.9%
Concession supplies	16.1%	16.0%	16.1%
Salaries and wages	9.9%	10.0%	10.0%
Facility lease expense	12.1%	11.4%	11.5%
Utilities and other	11.4%	11.3%	11.4%
General and administrative expenses	5.5%	5.9%	6.1%
Depreciation and amortization	6.8%	6.0%	6.1%
Impairment of long-lived assets	0.3%	0.1%	0.1%
(Gain) loss on sale of assets and other	0.4%	0.5%	(0.1%)
Total cost of operations	86.4%	84.4%	84.4%
Operating income	13.6%	15.6%	15.6%

Average screen count (month end average)	5,021	5,198	5,548

Revenues per average screen (dollars)	$454,051	$475,897	$483,579

(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Comparison of Years Ended December 31, 2013 and December 31, 2012

Revenues. Total revenues increased $209.4 million to $2,682.9 million for 2013 from $2,473.5 million for 2012, representing an 8.5% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Admissions revenues (1)	$1,231.4	$1,099.6	12.0%	$474.7	$480.8	(1.3%)	$1,706.1	$1,580.4	8.0%
Concession revenues (1)	$609.3	$546.2	11.6%	$235.9	$225.2	4.8%	$845.2	$771.4	9.6%
Other revenues (1)(2)	$59.1	$50.1	18.0%	$72.5	$71.6	1.3%	$131.6	$121.7	8.1%
Total revenues (1)(2)	$1,899.8	$1,695.9	12.0%	$783.1	$777.6	0.7%	$2,682.9	$2,473.5	8.5%
Attendance (1)	177.2	163.6	8.3%	99.4	100.1	(0.7%)	276.6	263.7	4.9%

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 20 of our consolidated financial statements.

•

U.S. The increase in admissions revenues of $131.8 million was primarily attributable to an 8.3% increase in attendance and a 3.4% increase in average ticket price from $6.72 for 2012 to $6.95 for 2013. The increase in concession revenues of $63.1 million was primarily attributable to the 8.3% increase in attendance and a 3.0% increase in concession revenues per patron from $3.34 for 2012 to $3.44 for 2013. Our revenues and attendance for 2013 also benefited from the inclusion of the 32 Rave theatres acquired on May 29, 2013 (see Note 3 to the consolidated financial statements). The increase in average ticket price was primarily due to price increases and the pricing at acquired theatres. The increase in concession revenues per patron was primarily due to incremental sales and price increases. The increase in other revenues was primarily attributable to the 8.3% increase in attendance, which resulted in increases in screen advertising, video game and other promotional revenues.

•

International. The decrease in admissions revenues of $6.1 million was primarily attributable to a 0.7% decrease in attendance and a 0.4% decrease in average ticket price from $4.80 for 2012 to $4.78 for 2013. The increase in concession revenues of $10.7 million was primarily attributable to the 5.3% increase in concession revenues per patron from $2.25 for 2012 to $2.37 for 2013. The decrease in attendance was partly due to the sale of our Mexico theatres on November 15, 2013. The decrease in average ticket price was primarily due to the unfavorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to incremental sales and price increases, partially offset by the unfavorable impact of exchange rates in certain countries in which we operate.

Cost of Operations. The table below summarizes certain of our theatre operating costs by reportable operating segment (in millions).

	U.S. Operating Segment		International Operating Segment		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012	2013	2012
Film rentals and advertising	$687.3	$610.5	$232.2	$234.6	$919.5	$845.1
Concession supplies	83.7	71.1	52.0	52.4	135.7	123.5
Salaries and wages	192.5	174.2	76.8	73.2	269.3	247.4
Facility lease expense	215.5	191.1	92.4	90.5	307.9	281.6
Utilities and other	204.5	182.9	101.2	97.8	305.7	280.7

•

U.S. Film rentals and advertising costs were $687.3 million, or 55.8% of admissions revenues, for 2013 compared to $610.5 million, or 55.5% of admissions revenues, for 2012. The increase in film rentals and advertising costs of $76.8 million was primarily due to the $131.8 million increase in admissions revenues. Concession supplies expense was $83.7 million, or 13.7% of concession revenues, for 2013 compared to $71.1 million, or 13.0% of concession revenues, for 2012. The increase in the concession supplies rate was primarily due to increases in inventory procurement costs.

Salaries and wages increased to $192.5 million for 2013 from $174.2 million for 2012. Facility lease expense increased to $215.5 million for 2013 from $191.1 million for 2012. Utilities and other costs increased to $204.5 million for 2013 from $182.9 million for 2012. All of the above-mentioned theatre operating costs for 2013 increased due to the inclusion of the 32 Rave theatres acquired on May 29, 2013 (see Note 3 to the consolidated financial statements). Utilities and other costs were also impacted by increased equipment lease and personal property tax expenses related to digital and 3-D equipment, increased security expense and increased repairs and maintenance expense.

•

International. Film rentals and advertising costs were $232.2 million, or 48.9% of admissions revenues, for 2013 compared to $234.6 million, or 48.8% of admissions revenues, for 2012. Concession supplies expense was $52.0 million, or 22.0% of concession revenues, for 2013 compared to $52.4 million, or 23.3% of concession revenues, for 2012. The decrease in the concession supplies rate is due to the mix of products sold during 2013 compared to 2012 and the impact of concession price increases. Each of the expenses previously discussed were also impacted by the change in exchange rates in certain countries in which we operate.

Salaries and wages increased to $76.8 million for 2013 from $73.2 million for 2012 primarily due to new theatres and increased wage rates. Facility lease expense increased to $92.4 million for 2013 from $90.5 for 2012 primarily due to new theatres and increased common area maintenance expense. Utilities and other costs increased to $101.2 million for 2013 from $97.8 million for 2012 partially due to new theatres and increased property taxes. Each of the expenses previously discussed were also impacted by the change in exchange rates in certain countries in which we operate.

General and Administrative Expenses. General and administrative expenses increased to $163.2 million for 2013 from $146.4 million for 2012. The increase was primarily due to increased salaries and incentive compensation expense of approximately $7.1 million, increased professional fees of $5.0 million and increased credit card fees of $3.6 million. General and administrative expenses for 2013 also included approximately $1.5 million in severance expense and approximately $1.8 million in share based award compensation expense related to the sale of our Mexico theatres on November 15, 2013.

Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable/ unfavorable leases, was $164.0 million for 2013 compared to $147.7 million for 2012. The increase was primarily due to new theatres, including the 32 Rave theatres acquired on May 29, 2013.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $3.8 million for 2013 compared to $3.0 million for 2012. Impairment charges for 2013 were related to theatre properties, impacting twelve of our twenty-six reporting units. Impairment charges for 2012 were related to theatre properties, impacting fourteen of our twenty-four reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. See Notes 7 and 8 to our consolidated financial statements.

(Gain) Loss on Sale of Assets and Other. We recorded a gain on sale of assets and other of $3.9 million during 2013 compared to a loss of $12.2 million during 2012. The gain recorded during 2013 included a gain of $3.5 million related to the sale of our Mexico theatres and a gain of $2.3 million related to the sale of one theatre in Argentina partially offset by the retirement of equipment replaced during the period. The loss recorded during 2012 included a $6.7 million lease termination reserve for a closed theatre and the retirement of certain theatre equipment that was replaced during the year.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $124.7 million for 2013 compared to $123.7 million for 2012. See Note 10 to our consolidated financial statements for further discussion of our long-term debt.

Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of approximately $72.3 million during 2013 as a result of the redemption of Cinemark USA, Inc.’s 8.625% Senior Notes on June 24, 2013. The loss on early retirement of debt included approximately $56.6 million for a make-whole premium paid and the write-off of approximately $8.0 million in unamortized bond discount and $7.6 million in unamortized debt issue costs and the payment of $0.1 million of other fees. We recorded a loss on early retirement of debt of $5.6 million during 2012 related to the amendment and restatement of our senior secured credit facility. See Note 10 to our consolidated financial statements for further discussion of our long-term debt.

Distributions from NCM. We recorded distributions received from NCM of $20.7 million during 2013 and $20.8 million during 2012, which were in excess of the carrying value of our Tranche 1 Investment. See Note 4 to our consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $22.7 million during 2013 and $13.1 million during 2012. The equity in income of affiliates recorded during 2013 primarily included approximately $11.6 million of income related to our equity investment in NCM (see Note 4 to our consolidated financial statements) and approximately $11.2 million of income related to our equity investment in DCIP (see Note 5 to our consolidated financial statements). The equity in income of affiliates recorded during 2012 primarily included approximately $4.4 million of income related to our equity investment in NCM and approximately $8.9 million of income related to our equity investment in DCIP.

Income Taxes. Income tax expense of $114.2 million was recorded for 2013 compared to $126.2 million recorded for 2012. The effective tax rate for 2013 was 42.9%. The effective tax rate for 2012 was 42.2%. See Note 18 to our consolidated financial statements.

Comparison of Years Ended December 31, 2012 and December 31, 2011

Revenues. Total revenues increased $193.9 million to $2,473.5 million for 2012 from $2,279.6 million for 2011, representing an 8.5% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Admissions revenues (1)	$1,099.6	$1,033.6	6.4%	$480.8	$438.0	9.8%	$1,580.4	$1,471.6	7.4%
Concession revenues (1)	$546.2	$503.4	8.5%	$225.2	$193.4	16.4%	$771.4	$696.8	10.7%
Other revenues (1)(2)	$50.1	$46.5	7.7%	$71.6	$64.7	10.7%	$121.7	$111.2	9.4%
Total revenues (1)(2)	$1,695.9	$1,583.5	7.1%	$777.6	$696.1	11.7%	$2,473.5	$2,279.6	8.5%
Attendance (1)	163.6	158.5	3.2%	100.1	88.9	12.6%	263.7	247.4	6.6%

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 22 of our consolidated financial statements.

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

•

International. Film rentals and advertising costs were $234.6 million, or 48.8% of admissions revenues, for 2012 compared to $224.4 million, or 51.2% of admissions revenues, for 2011. The decrease in the film rentals and advertising rate is primarily due to the impact of the increased virtual print fees that we earn from studios on certain films played in our international locations. Concession supplies expense was $52.4 million, or 23.3% of concession revenues, for 2012 compared to $48.1 million, or 24.9% of concession revenues, for 2011. The decrease in the concession supplies rate is due to the mix of products sold during 2012 compared to 2011 and the impact of concession price increases. Each of the expenses previously discussed were also impacted by the change in exchange rates in certain countries in which we operate.

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

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $3.0 million for 2012 compared to $7.0 million for 2011. Impairment charges for 2012 were related to theatre properties, impacting fourteen of our twenty-four reporting units. Impairment charges for 2011 were related to theatre properties, impacting fourteen of our twenty-four reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. See Notes 7 and 8 to our consolidated financial statements.

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

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $123.7 million for 2012 compared to $123.1 million for 2011. See Note 10 to our consolidated financial statements for further discussion of our long-term debt.

Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of $5.6 million during 2012 related to the amendment and restatement of our senior secured credit facility. We recorded a loss on early retirement of debt of $4.9 million during 2011 related to the prepayment of approximately $157.2 million of the unextended portion of our term loan debt. The loss for the 2011 period included the write-off of $2.2 million of unamortized debt issue costs related to the portion of the term loan debt that was prepaid and the reclassification of $2.7 million from accumulated other comprehensive loss to earnings as a result of our determination that quarterly interest payments hedged by certain of our interest rate swap agreements are no longer probable to occur. See Note 10 to our consolidated financial statements for further discussion of our long-term debt.

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

Income Taxes. Income tax expense of $126.2 million was recorded for 2012 compared to $73.9 million recorded for 2011. The effective tax rate for 2012 was 42.2%. The effective tax rate for 2011 was 35.5%. See Note 18 to our consolidated financial statements.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, a majority of our theatres provide the patron a choice of using a credit card, debit card or advanced-sale type certificates, such as a gift card, in place of cash. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities amounted to $390.9 million, $394.6 million and $309.4 million for the years ended December 31, 2011, 2012 and 2013, respectively. Cash provided by operating activities was lower in 2013 primarily due to the make-whole premium of $56.6 million paid to redeem the 8.625% Senior Notes, which was included in net income.

Investing Activities

Our investing activities have been principally related to the development and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our amended senior secured credit facility. Cash used for investing activities amounted to $247.1 million, $234.3 million and $364.7 million for the years ended December 31, 2011, 2012 and 2013, respectively. Cash used for investing activities for the year ended December 31, 2013 included the acquisition of 34 theatres in the U.S. for approximately $259.2 million and increased capital expenditures, partially offset by proceeds of approximately $126.2 million from the sale of our theatres in Mexico.

Capital expenditures for the years ended December 31, 2011, 2012 and 2013 were as follows (in millions):

Period	New Theatres	Existing Theatres	Total
Year Ended December 31, 2011	$73.5	$111.3	$184.8
Year Ended December 31, 2012	$104.9	$115.8	$220.7
Year Ended December 31, 2013	$134.7	$125.0	$259.7

We continue to invest in our U.S. theatre circuit. We built ten new theatres and 113 screens, acquired 34 theatres with 513 screens and closed or sold eight theatres with 85 screens during the year ended December 31, 2013, bringing our total domestic screen count to 4,457. At December 31, 2013, we had signed commitments to open eight new theatres with 90 screens in domestic markets during 2014 and open five new theatres with 62 screens subsequent to 2014. We estimate the remaining capital expenditures for the development of these 152 domestic screens will be approximately $90 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

We also continue to invest in our international theatre circuit. We built 13 new theatres and 83 screens and closed or sold 32 theatres and 301 screens during the year ended December 31, 2013, bringing our total international screen count to 1,106. At December 31, 2013, we had signed commitments to open 13 new theatres and 88 screens in international markets during 2014 and open three new theatres with 23 screens subsequent to 2014. We estimate the remaining capital expenditures for the development of these 111 international screens will be approximately $70 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our amended senior secured credit facility, and proceeds from debt issuances, sale leaseback transactions and/or sales of excess real estate.

Financing Activities

Cash provided by (used for) financing activities was $(78.0) million, $63.6 million and $(75.3) million during the years ended December 31, 2011, 2012 and 2013, respectively. Cash provided by financing activities for the year ended December 31, 2012 includes proceeds of $700.0 million from the amended senior secured credit facility and proceeds of $400.0 million from the issuance of Cinemark USA, Inc.’s 5.125% Senior Notes. A majority of these proceeds were used to pay off the remaining $899.0 million term loan outstanding under the former senior secured credit facility. Cash used for financing activities for the year ended December 31, 2013 included proceeds from the issuance of Cinemark USA, Inc.’s 4.875% Senior Notes, partially offset by the redemption of Cinemark USA, Inc.’s 8.625% Senior Notes. See below for further information regarding these transactions.

During December 2013, we entered into a series of agreements with Regal, AMC and NCM that resulted in the formation of a new joint venture that now owns the “Fathom Events” division formerly operated by NCM. In conjunction with the formation of this joint venture, called AC JV, LLC (“AC”), we received ownership units in AC in exchange for a five-year Promissory Note payable to NCM for $8.3 million that bears interest at 5% per annum and requires annual principal and interest payments, with the first of such payments due on December 26, 2014. See Note 14 to the consolidated financial statements for more information on the transaction.

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of December 31, 2012 and 2013 (in millions):

	December 31, 2012	December 31, 2013

Cinemark USA, Inc. term loan	$700.0	$693.0
Cinemark USA, Inc. 8.625% senior notes due 2019 (1)	461.5	—
Cinemark USA, Inc. 7.375% senior subordinated notes due 2021	200.0	200.0
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0	400.0
Cinemark USA, Inc. 4.875% senior notes due 2023	—	530.0
Other (2)	2.5	9.8

Total long-term debt	$1,764.0	$1,832.8
Less current portion	9.5	9.9

Long-term debt, less current portion	$1,754.5	$1,822.9

(1)

Includes the $470.0 million aggregate principal amount of the 8.625% senior notes net of the original issue discount, which was $8.5 million as of December 31, 2012. See Note 10 to our consolidated financial statements for discussion of the redemption of these notes during 2013.

(2)

Balance as of December 31, 2013, includes approximately $8.3 million of debt owed to NCM in relation to the recently-formed joint venture AC JV, LLC. See Note 14 to our consolidated financial statements for further discussion.

As of December 31, 2013, we had $100.0 million in available borrowing capacity on our revolving credit line.

As of December 31, 2013, our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating and capital leases, scheduled interest payments under capital leases and other obligations for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	After 5 Years
Contractual Obligations

Long-term debt	$1,832.8	$9.9	$16.8	$16.8	$1,789.3
Scheduled interest payments on long-term debt(1)	$699.3	89.2	177.3	175.9	256.9
Operating lease obligations	$2,065.1	254.9	503.5	425.1	881.6
Capital lease obligations	$216.4	13.8	33.5	37.1	132.0
Scheduled interest payments on capital leases	$110.2	17.4	30.3	23.7	38.8
Purchase and other commitments(2)	$174.3	107.5	61.7	2.5	2.6
Current liability for uncertain tax positions(3)	$1.0	1.0	—	—	—

Total obligations	$5,099.1	$493.7	$823.1	$681.1	$3,101.2

(1)

Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates in effect on December 31, 2013. The average interest rates in effect on our fixed rate and variable rate debt are 5.1% and 3.2%, respectively, as of December 31, 2013.

(2)	Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of December 31, 2013.
(3)

The contractual obligations table excludes the long-term portion of our liability for uncertain tax positions of $19.2 million because we cannot make a reliable estimate of the timing of the related cash payments.

Off-Balance Sheet Arrangements

Other than the operating leases and purchase and other commitments disclosed in the tables above, we do not have any off-balance sheet arrangements.

4.875% Senior Notes

On May 24, 2013, Cinemark USA, Inc. issued $530.0 million aggregate principal amount of 4.875% Senior Notes due 2023, at par value, referred to herein as the 4.875% Senior Notes. Proceeds, after payment of fees, were used to finance a redemption of the 8.625% Senior Notes due 2019 discussed below. Interest on the 4.875% Senior Notes is payable on June 1 and December 1 of each year, beginning December 1, 2013. The 4.875% Senior Notes mature on June 1, 2023.

The 4.875% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of Cinemark USA, Inc.’s subsidiaries that guarantee, assume or become liable with respect to any of Cinemark USA, Inc.’s or a guarantor’s debt. The 4.875% Senior Notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of Cinemark USA, Inc.’s and its guarantor’s existing and future senior unsecured debt and senior in right of payment to all of Cinemark USA, Inc.’s and its guarantor’s existing and future senior subordinated debt. The 4.875% Senior Notes and the guarantees are effectively subordinated to all of Cinemark USA, Inc.’s and its guarantor’s existing and future secured debt to the extent of the value of the assets securing such debt, including all borrowings under Cinemark USA, Inc.’s Amended Senior Secured Credit Facility. The 4.875% Senior Notes and the guarantees are structurally subordinated to all existing and future debt and other liabilities of Cinemark USA, Inc.’s subsidiaries that do not guarantee the 4.875% Senior Notes.

The indenture to the 4.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2013, Cinemark USA, Inc. could have distributed up to approximately $1,451.9 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 4.875% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 4.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 4.875% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2013 was approximately 6.4 to 1.

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

On June 26, 2013, Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the SEC pursuant to which Cinemark USA, Inc. offered to exchange the 4.875% Senior Notes for substantially identical notes registered under the Securities Act of 1933, as amended, or the Securities Act, that do not contain terms restricting the transfer thereof or providing for registration rights. The registration statement was declared effective by the SEC on July 9, 2013. On August 7, 2013, Cinemark USA, Inc. completed the exchange of registered 4.875% Senior Notes for all of the outstanding 4.875% Senior Notes.

Amended Senior Secured Credit Facility

On December 18, 2012, Cinemark USA, Inc. amended and restated its senior secured credit facility to include a seven year $700.0 million term loan and a five year $100.0 million revolving credit line, referred to herein as the Amended Senior Secured Credit Facility. The proceeds from the Amended Senior Secured Credit Facility, combined with a portion of the proceeds from the 5.125% Senior Notes discussed below, were used to refinance Cinemark USA, Inc.’s Former Senior Secured Credit Facility. The term loan under the Amended Senior Secured Credit Facility matures in

December 2019. The revolving credit line, which was undrawn at closing and remained undrawn as of December 31, 2013, matures in December 2017. Quarterly principal payments in the amount of $1.75 million are due on the term loan beginning March 2013 through September 2019 with the remaining principal of $652.8 million due on December 18, 2019.

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

The dividend restriction contained in the Amended Senior Secured Credit Facility prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Amended Senior Secured Credit Facility; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Amended Senior Secured Credit Facility, and (c) certain other defined amounts. As of December 31, 2013, Cinemark USA, Inc. could have distributed up to approximately $1,570.1 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the Amended Senior Secured Credit Facility, subject to its available cash and other borrowing restrictions outlined in the agreement.

At December 31, 2013, there was $693.0 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $100.0 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the Amended Senior Secured Credit Facility at December 31, 2013 was approximately 4.0% per annum.

5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400.0 million aggregate principal amount of 5.125% senior notes due 2022, at par value, referred to herein as the 5.125% Senior Notes. A portion of the proceeds were used to refinance a portion of the former senior secured credit facility and a portion of the proceeds were used to fund the purchase price for the Rave Acquisition (see Note 3) and for general corporate purposes. Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year, beginning June 15, 2013. The senior notes mature on December 15, 2022.

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

The indenture to the 5.125% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2013, Cinemark USA, Inc. could have distributed up to approximately $1,454.1 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control of Cinemark Holdings, Inc. or Cinemark USA, Inc., Cinemark USA, Inc. would be required to make an offer to repurchase the 5.125% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.125% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2013 was 6.6 to 1.

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

On April 16, 2013, Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the SEC, pursuant to which Cinemark USA, Inc. offered to exchange the 5.125% Senior Notes for substantially identical notes registered under the Securities Act. The registration statement was declared effective by the SEC on April 25, 2013. On May 23, 2013 Cinemark USA, Inc. completed the exchange of registered 5.125% Senior Notes for all of the outstanding 5.125% Senior Notes.

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

The indenture to the Senior Subordinated Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2013, Cinemark USA, Inc. could have distributed up to approximately $1,445.5 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 7.375% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture, Cinemark USA, Inc. would be required to make an offer to repurchase the senior subordinated notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the Senior Subordinated Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1, and our actual ratio as of December 31, 2013 was 6.4 to 1.

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

Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the SEC on July 27, 2011 pursuant to which Cinemark USA, Inc. offered to exchange the Senior Subordinated Notes for substantially similar registered Senior Subordinated Notes. The registration statement became effective August 4, 2011, and approximately $199.5 million of the notes were exchanged on September 7, 2011. The registered Senior Subordinated Notes, issued in the exchange, do not have transfer restrictions. Approximately $0.5 million of the notes were not exchanged as of December 31, 2013.

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

On June 24, 2013, Cinemark USA, Inc. redeemed its 8.625% Senior Notes at 112.035% of the principal amount, inclusive of a make-whole premium, plus accrued and unpaid interest, utilizing the proceeds from the issuance of the 4.875% Senior Notes discussed above. As a result of the redemption, we wrote-off approximately $8.0 million in unamortized bond discount and $7.6 million in unamortized debt issue costs, paid a make-whole premium of approximately $56.6 million and paid other fees of $0.1 million, all of which are reflected in loss on early retirement of debt during the year ended December 31, 2013.

Covenant Compliance

As of December 31, 2013, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Ratings

We are rated by nationally recognized rating agencies. The rating scales and methodologies used to derive individual ratings may vary from agency to agency. Credit ratings are issued by credit rating agencies based on evaluations of our ability to pay back our outstanding debt and the likelihood that we would default on that debt prior to its maturity. The credit ratings issued by the credit rating agencies represent the credit rating agency’s evaluation of both qualitative and quantitative information for our company. The credit ratings that are issued are based on the credit rating agency’s judgment and experience in determining what information should be considered in giving a rating to a particular company. Ratings are always subject to change and there can be no assurance that our current ratings will continue for any given period of time. A downgrade of our debt ratings, depending on the extent, could increase the cost to borrow funds. Below are our latest credit ratings, which were published by the respective agency during May 2013.

Category	Moody’s	Standard and Poor’s
Cinemark USA, Inc. Amended Senior Secured Credit Facility	Ba1	BB+
Cinemark USA, Inc. 4.875% Senior Notes	B2	BB-
Cinemark USA, Inc. 5.125% Senior Notes	B2	BB-
Cinemark USA, Inc. 7.375% Senior Subordinated Notes	B3	B

With respect to the ratings issued by Moody’s as noted above, Moody’s defines these ratings as follows:

•	‘Ba1’ – Obligations rated Ba are judged to be speculative and are subject to substantial credit risk. The Prime-1 rating indicates the issuer has a superior ability to repay short-term debt.

•	‘B2’ – Obligations rated B are considered speculative and are subject to high credit risk. The Prime-2 portion of the rating indicates issuer has a strong ability to repay short-term debt.

•	‘B3’ – Obligations rated B are considered speculative and are subject to high credit risk. The Prime-3 portion of the rating indicates issuer has an acceptable ability to repay short-term debt.

With respect to the ratings issued by Standard and Poor’s as noted above, Standard and Poor’s defines these ratings as follows:

•	‘B’ – More vulnerable to adverse business, financial and economic conditions but currently has the capacity to meet financial commitments.

•	‘BB+’ – Considered highest speculative grade by market participants.

•	‘BB-’ – Less vulnerable in the near-term but faces major ongoing uncertainties to adverse business, financial and economic conditions.

New Accounting Pronouncements

During February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 amended existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. ASU 2013-02 requires prospective adoption and affects financial statement disclosures only. For public entities, the new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a significant impact on our consolidated financial statements. See Note 11 for changes in accumulated other comprehensive loss, including amounts reclassified out of accumulated other comprehensive loss, for the years ended December 31, 2011, 2012 and 2013.

Seasonality

Our revenues have historically been seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, the most successful motion pictures have been released during the summer, extending from May to July, and during the holiday season, extending from early November through year-end. The unexpected emergence of a hit film during other periods can alter this seasonality trend. The timing of such film releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or for the same period in the following year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt facilities. At December 31, 2013, there was an aggregate of approximately $243.0 million of variable rate debt outstanding under these facilities, which excludes $450.0 million of Cinemark USA, Inc.’s term loan debt that is hedged with the Company’s interest rate swap agreements as discussed below. Based on the interest rates in effect on the variable rate debt outstanding at December 31, 2013, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $2.4 million.

All of our current interest rate swap agreements qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on our consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive loss and the ineffective portion reported in earnings.

Below is a summary of our interest rate swap agreements as of December 31, 2013:

Nominal Amount (in millions)	Effective Date	Pay Rate	Receive Rate	Expiration Date
$175.0	December 2010	1.3975%	1-month LIBOR	September 2015
$175.0	December 2010	1.4000%	1-month LIBOR	September 2015
$100.0	November 2011	1.7150%	1-month LIBOR	April 2016

$450.0

The table below provides information about our fixed rate and variable rate long-term debt agreements as of December 31, 2013:

	Expected Maturity for the Twelve-Month Periods Ending December 31,
	(in millions)
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value	Average Interest Rate
Fixed rate (1)	$2.9	$1.4	$1.4	$1.4	$1.4	$1,581.3	$1,589.8	$1,572.3	5.1%
Variable rate	7.0	7.0	7.0	7.0	7.0	208.0	243.0	243.6	3.2%

Total debt	$9.9	$8.4	$8.4	$8.4	$8.4	$1,789.3	$1,832.8	$1,815.9

(1)	Includes $450.0 million of the Cinemark USA, Inc. term loan, which represents the debt currently hedged with the Company’s interest rate swap agreements.

Foreign Currency Exchange Rate Risk

We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and interior finish items and other operating supplies used by our international subsidiaries. A majority of the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our equity ownership in our international subsidiaries as of December 31, 2013, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed, would decrease the aggregate net book value of our investments in our international subsidiaries by approximately $50 million and would decrease the aggregate net income of our international subsidiaries for the years ended December 31, 2011, 2012 and 2013 by approximately $9 million, $8 million and $7 million, respectively.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2013, under the supervision and with the participation of our principal executive officer and principal financial officer, we carried out an evaluation required by the Exchange Act of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control framework and processes are designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements in accordance with the accounting principles generally accepted in the U.S. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (1992). As a result of this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

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

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, with direct access to the Company’s board of directors through its Audit Committee, have audited the consolidated financial statements prepared by the Company. Their report on the consolidated financial statements is included in Part II, Item 8. Financial Statements and Supplementary Data.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference to Cinemark Holdings, Inc.’s proxy statement for its annual stockholders meeting (under the headings “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance” and “Executive Officers”) to be held on May 22, 2014 and to be filed with the SEC within 120 days after December 31, 2013.

Item 11. Executive Compensation

Incorporated by reference to Cinemark Holdings, Inc.’s proxy statement for its annual stockholders meeting (under the heading “Executive Compensation”) to be held on May 22, 2014 and to be filed with the SEC within 120 days after December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to Cinemark Holdings, Inc.’s proxy statement for its annual stockholders meeting (under the headings “Security Ownership of Certain Beneficial Owners and Management”) to be held on May 22, 2014 and to be filed with the SEC within 120 days after December 31, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to Cinemark Holdings, Inc.’s proxy statement for its annual stockholders meeting (under the heading “Certain Relationships and Related Party Transactions” and “Corporate Governance”) to be held on May 22, 2014 and to be filed with the SEC within 120 days after December 31, 2013.

Item 14. Principal Accountant Fees and Services

Incorporated by reference to Cinemark Holdings, Inc.’s proxy statement for its annual stockholders meeting (under the heading “Board Committees – Audit Committee – Fees Paid to Independent Registered Public Accounting Firm”) to be held on May 22, 2014 and to be filed with the SEC within 120 days after December 31, 2013.

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

Dated: March 7, 2014	CINEMARK USA, INC.

	BY:	/s/ Tim Warner
Tim Warner
Chief Executive Officer

	BY:	/s/ Robert Copple
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

Name	Title	Date

/s/ Lee Roy Mitchell	Chairman of the Board of Directors and Director	March 7, 2014
Lee Roy Mitchell

/s/ Tim Warner	Chief Executive Officer (principal executive officer)	March 7, 2014
Tim Warner

/s/ Robert Copple	Chief Financial Officer (principal financial and accounting officer)	March 7, 2014
Robert Copple

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Cinemark USA, Inc.

Plano, Texas

We have audited the accompanying consolidated balance sheets of Cinemark USA, Inc. and subsidiaries (the “Company”), a wholly owned subsidiary of Cinemark Holdings, Inc., as of December 31, 2012 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cinemark USA, Inc. and subsidiaries as of December 31, 2012 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 7, 2014

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2012	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$742,095	$599,894
Inventories	12,571	13,735
Accounts receivable	57,122	81,519
Current income tax receivable	7,129	669
Current deferred tax asset	14,397	18,807
Prepaid expenses and other	11,278	14,940

Total current assets	844,592	729,564

Theatre properties and equipment
Land	102,490	95,411
Buildings	398,151	414,838
Property under capital lease	244,022	299,322
Theatre furniture and equipment	748,756	806,601
Leasehold interests and improvements	790,710	786,624

Total	2,284,129	2,402,796
Less accumulated depreciation and amortization	979,171	975,606

Theatre properties and equipment, net	1,304,958	1,427,190

Other assets
Goodwill	1,150,811	1,288,090
Intangible assets - net	330,741	356,144
Investment in NCM	78,123	178,853
Investments in and advances to affiliates	37,956	59,657
Long-term deferred tax asset	13,187	330
Deferred charges and other assets - net	102,044	104,300

Total other assets	1,712,862	1,987,374

Total assets	$3,862,412	$4,144,128

Liabilities and equity

Current liabilities
Current portion of long-term debt	$9,546	$9,856
Current portion of capital lease obligations	11,064	13,847
Current income tax payable	8,891	22,081
Current deferred tax liability	—	71
Current liability for uncertain tax positions	14,900	963
Accounts payable	70,809	93,664
Accrued film rentals	65,059	79,417
Accrued payroll	39,443	41,639
Accrued other current liabilities	117,479	132,761

Total current liabilities	337,191	394,299

Long-term liabilities
Long-term debt, less current portion	1,754,464	1,822,944
Capital lease obligations, less current portion	139,107	202,509
Long-term deferred tax liability	177,960	148,746
Long-term liability for uncertain tax positions	19,575	19,167
Deferred lease expenses	38,297	43,552
Deferred revenue - NCM	241,305	334,429
Other long-term liabilities	58,301	74,201

Total long-term liabilities	2,429,009	2,645,548

Commitments and contingencies (see Note 19)

Equity
Cinemark USA, Inc.’s stockholder’s equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49,543	49,543
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Additional paid-in-capital	1,192,106	1,206,498
Accumulated deficit	(94,425)	(54,703)
Accumulated other comprehensive loss	(37,698)	(81,819)

Total Cinemark USA, Inc.’s stockholder’s equity	1,085,293	1,095,286
Noncontrolling interests	10,919	8,995

Total equity	1,096,212	1,104,281

Total liabilities and equity	$3,862,412	$4,144,128

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

(In thousands)

	Year Ended December 31,
	2011	2012	2013
Revenues
Admissions	$1,471,627	$1,580,401	$1,706,145
Concession	696,754	771,405	845,168
Other	111,232	121,725	131,581

Total revenues	2,279,613	2,473,531	2,682,894

Cost of operations
Film rentals and advertising	798,606	845,107	919,511
Concession supplies	112,122	123,471	135,715
Salaries and wages	226,475	247,468	269,353
Facility lease expense	276,278	281,615	307,851
Utilities and other	259,703	280,670	305,703
General and administrative expenses	125,428	146,442	163,134
Depreciation and amortization	154,449	147,675	163,970
Impairment of long-lived assets	7,033	3,031	3,794
(Gain) loss on sale of assets and other	8,792	12,168	(3,845)

Total cost of operations	1,968,886	2,087,647	2,265,186

Operating income	310,727	385,884	417,708

Other income (expense)
Interest expense	(123,102)	(123,665)	(124,714)
Interest income	8,108	6,373	3,622
Foreign currency exchange gain (loss)	(219)	2,086	(1,616)
Loss on early retirement of debt	(4,945)	(5,599)	(72,302)
Distributions from NCM	24,161	20,812	20,701
Dividend income	54	—	—
Loss on marketable securities - RealD	(12,610)	—	—
Equity in income of affiliates	5,651	13,109	22,682

Total other expense	(102,902)	(86,884)	(151,627)

Income before income taxes	207,825	299,000	266,081
Income taxes	73,872	126,216	114,160

Net income	133,953	172,784	151,921
Less: Net income attributable to noncontrolling interests	2,025	2,471	2,078

Net income attributable to Cinemark USA, Inc.	$131,928	$170,313	$149,843

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

(In thousands)

	2011	2012	2013
Net income	$133,953	$172,784	$151,921

Other comprehensive income (loss), net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes of $3,786, $557 and $1,865	(2,830)	1,020	3,151
Unrealized gain (loss) due to fair value adjustments on available-for-sale securities, net of taxes of $8,128, $1,499 and $1,223	(13,566)	2,499	(2,041)
Amortization of accumulated other comprehensive loss on terminated swap agreement	4,236	2,470	—
Other comprehensive income in equity method investments	—	—	2,386
Foreign currency translation adjustments	(46,280)	(20,232)	(47,699)

Total other comprehensive loss, net of tax	(58,440)	(14,243)	(44,203)

Total comprehensive income, net of tax	75,513	158,541	107,718
Comprehensive income attributable to noncontrolling interests	(1,803)	(2,244)	(1,996)

Comprehensive income attributable to Cinemark USA, Inc.	$73,710	$156,297	$105,722

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

(In thousands)

									Total
	Class A		Class B					Accumulated	Cinemark
	Common Stock		Common Stock		Additional			Other	USA, Inc.’s
	Shares Issued	Amount	Shares Issued	Amount	Paid-in- Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)	Stockholder’s Equity	Noncontrolling Interests	Total Equity

Balance at January 1, 2011	—	$—	240	$49,543	$1,167,994	$(192,385)	$(24,233)	$28,181	$1,029,100	$11,605	$1,040,705

Share based awards compensation expense	—	—	—	—	9,026	—	—	—	9,026	—	9,026
Tax benefit related to stock option exercises and share based award vestings	—	—	—	—	917	—	—	—	917	—	917
Dividends paid to parent	—	—	—	—	—	(95,000)	—	—	(95,000)	—	(95,000)
Noncash dividends to parent	—	—	—	—	—	(8,175)	—	—	(8,175)	—	(8,175)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,120)	(2,120)
Purchase of noncontrolling interests’ share of Chile subsidiary	—	—	—	—	(1,402)	—	—	485	(917)	(526)	(1,443)
Write-off of accumulated other comprehensive loss related to cash flow hedges, net of taxes of $723	—	—	—	—	—	—	—	(2,037)	(2,037)	—	(2,037)
Reclassification of cumulative unrealized holding losses on marketable securities to earnings due to other-than-temporary impairment, net of taxes of $4,703	—	—	—	—	—	—	—	7,907	7,907	—	7,907
Net income	—	—	—	—	—	131,928	—	—	131,928	2,025	133,953
Other comprehensive loss	—	—	—	—	—	—	—	(58,218)	(58,218)	(222)	(58,440)

Balance at December 31, 2011	—	$—	240	$49,543	$1,176,535	$(163,632)	$(24,233)	$(23,682)	$1,014,531	$10,762	$1,025,293

Share based awards compensation expense	—	—	—	—	14,321	—	—	—	14,321	—	14,321
Tax benefit related to stock option exercises and share based award vestings	—	—	—	—	1,250	—	—	—	1,250	—	1,250
Dividends paid to parent	—	—	—	—	—	(95,750)	—	—	(95,750)	—	(95,750)
Noncash dividends to parent	—	—	—	—	—	(5,356)	—	—	(5,356)	—	(5,356)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,087)	(2,087)
Net income	—	—	—	—	—	170,313	—	—	170,313	2,471	172,784
Other comprehensive loss	—	—	—	—	—	—	—	(14,016)	(14,016)	(227)	(14,243)

Balance at December 31, 2012	—	$—	240	$49,543	$1,192,106	$(94,425)	$(24,233)	$(37,698)	$1,085,293	$10,919	$1,096,212

Share based awards compensation expense	—	—	—	—	16,046	—	—	—	16,046	—	16,046

Tax benefit related to stock option exercises and share based award vestings	—	—	—	—	2,964	—	—	—	2,964	—	2,964
Purchase of noncontrolling interests’ share of Brazilian subsidiary	—	—	—	—	(4,618)	—	—	—	(4,618)	(1,003)	(5,621)
Dividends paid to parent	—	—	—	—	—	(105,150)	—	—	(105,150)	—	(105,150)
Noncash dividends to parent	—	—	—	—	—	(4,971)	—	—	(4,971)	—	(4,971)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,917)	(2,917)
Net income	—	—	—	—	—	149,843	—	—	149,843	2,078	151,921
Other comprehensive loss	—	—	—	—	—	—	—	(44,121)	(44,121)	(82)	(44,203)

Balance at December 31, 2013	—	$—	240	$49,543	$1,206,498	$(54,703)	$(24,233)	$(81,819)	$1,095,286	$8,995	$1,104,281

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

	Year Ended December 31,
	2011	2012	2013
Operating activities
Net income	$133,953	$172,784	$151,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	150,149	143,394	160,071
Amortization of intangible and other assets and unfavorable leases	4,300	4,281	3,899
Amortization of long-term prepaid rents	2,657	2,673	2,625
Amortization of debt issue costs	4,744	4,792	5,476
Amortization of deferred revenues, deferred lease incentives and other	(9,629)	(9,343)	(11,712)
Amortization of bond discount	853	933	482
Amortization of accumulated other comprehensive loss related to terminated interest rate swap agreement	4,236	2,470	—
Fair value change in interest rate swap agreements not designated as hedges	(1,130)	(808)	—
Impairment of long-lived assets	7,033	3,031	3,794
Share based awards compensation expense	9,026	14,321	16,046
(Gain) loss on sale of assets and other	8,792	12,168	(3,845)
Loss on marketable securities - RealD	12,610	—	—
Write-off of unamortized debt issue costs, debt discount and accumulated other comprehensive loss related to early retirement of debt	4,945	—	15,688
Deferred lease expenses	4,155	4,104	5,701
Deferred income tax expenses	21,676	5,280	(37,790)
Equity in income of affiliates	(5,651)	(13,109)	(22,682)
Interest paid on redemption of senior notes	—	—	(8,054)
Distributions from equity investees	7,125	7,470	13,658
Changes in other assets and liabilities and other	31,040	40,192	14,084

Net cash provided by operating activities	390,884	394,633	309,362

Investing activities
Additions to theatre properties and equipment	(184,819)	(220,727)	(259,670)
Proceeds from sale of theatre properties and equipment and other	6,230	1,976	34,271
Acquisition of theatres in the U.S., net of cash acquired	—	(14,080)	(259,247)
Acquisition of theatres in Argentina	(66,958)	—	—
Proceeds from disposition of Mexico theatres	—	—	126,167
Investment in joint ventures and other	(1,520)	(1,480)	(6,222)

Net cash used for investing activities	(247,067)	(234,311)	(364,701)

Financing activities
Dividends paid to parent	(95,000)	(95,750)	(105,150)
Payroll taxes paid as a result of noncash stock option exercises and restricted stock withholdings	(494)	(3,263)	(3,464)
Proceeds from issuance of notes	200,000	400,000	530,000
Other short term borrowings	—	—	1,473
Proceeds from amended senior secured credit facility	—	700,000	—
Repayment of former senior secured credit facility	—	(898,955)	—
Redemption of senior notes	—	—	(461,946)
Repayments of other long-term debt	(166,898)	(9,711)	(9,339)
Payment of debt issue costs	(4,539)	(18,453)	(9,328)
Payments on capital leases	(7,526)	(9,451)	(12,015)
Purchases of non-controlling interests	(1,443)	—	(5,621)
Other	(2,120)	(835)	44

Net cash provided by (used for) financing activities	(78,020)	63,582	(75,346)

Effect of exchange rates on cash and cash equivalents	(9,309)	(3,062)	(11,516)

Increase (decrease) in cash and cash equivalents	56,488	220,842	(142,201)
Cash and cash equivalents:
Beginning of year	464,765	521,253	742,095

End of year	$521,253	$742,095	$599,894

Supplemental information (see Note 17)

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Cinemark USA, Inc. and subsidiaries (the “Company”), a wholly owned subsidiary of Cinemark Holdings, Inc., is a leader in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The Company operated theatres in Mexico until November 15, 2013. (See Note 3.) The Company also managed additional theatres in the U.S., Brazil, and Colombia during the year ended December 31, 2013.

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

Accounts Receivable — Accounts receivable, which are recorded at net realizable value, consists primarily of receivables related to screen advertising, receivables related to discounted tickets sold to retail locations, rebates earned from the Company’s beverage and other concession vendors and value-added and other non-income tax receivables.

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

The Company considers actual theatre level cash flows, budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and for fee owned properties, the lesser of twenty years or the building’s remaining useful life. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during 2011, 2012 and 2013. The long-lived asset impairment charges recorded during

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 8.

Goodwill and Other Intangible Assets — Goodwill is the excess of cost over fair value of theatre businesses acquired. Goodwill is evaluated for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be fully recoverable. The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. The Company considers the reporting unit to be each of its eighteen regions in the U.S. and each of its seven international countries (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit). Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions, and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was seven and a half times for the evaluations performed during 2011 and 2012 and eight times for the evaluation performed during 2013. The Company increased the multiple of cash flows used for the evaluation performed during the year ended December 31, 2013 due to the increase in industry trading multiples, and the increase in Cinemark Holdings, Inc.’s stock price and resulting market capitalization.

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

The table below summarizes the Company’s intangible assets and the amortization method used for each type of intangible asset:

Intangible Asset	Amortization Method
Goodwill	Indefinite-lived
Tradename	Indefinite-lived
Vendor contracts	Straight-line method over the terms of the underlying contracts. The remaining terms of the underlying contracts range from one to seven years.
Favorable/unfavorable leases	Based on the pattern in which the economic benefits are realized over the terms of the lease agreements. The remaining terms of the lease agreements range from one to twenty-three years.
Other intangible assets	Straight-line method over the terms of the underlying agreement or the expected useful life of the intangible asset. The remaining useful lives of these intangible assets range from one to thirteen years.

Deferred Charges and Other Assets — Deferred charges and other assets consist of debt issue costs, long-term prepaid rents, construction related deposits, lease deposits, equipment to be placed in service, and other assets of a long-term nature. Debt issue costs are amortized using the straight-line method (which approximates the effective interest method) over the primary financing terms of the related debt agreement. Long-term prepaid rents represent prepayments of rent on operating leases. These payments are recognized as facility lease expense over the period for which the rent was paid in advance as outlined in the lease agreements. The amortization periods generally range from one to six years.

Lease Accounting — The Company evaluates each lease for classification as either a capital lease or an operating lease. If substantially all of the benefits and risks of ownership have been transferred to the Company as lessee, the Company records the lease as a capital lease at its inception. The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. If the lease agreement calls for a scheduled rent increase during the lease term, the Company recognizes the lease expense on a straight-line basis over the lease term. The Company determines the straight-line rent expense impact of an operating lease upon inception of the lease. The landlord is typically responsible for constructing a theatre using guidelines and specifications agreed to by the Company and assumes substantially all of the risk of construction. If the Company concludes that it has substantially all of the construction period risks, it records a

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

construction asset and related liability for the amount of total project costs incurred during the construction period. At the end of the construction period, the Company determines if the transaction qualifies for sale-leaseback accounting treatment in regards to lease classification. If the Company receives a lease incentive payment from a landlord, the Company records the proceeds as a deferred lease incentive liability and amortizes the liability as a reduction in rent expense over the initial term of the respective lease.

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

Insurance Reserves — The Company is self-insured for general liability claims subject to an annual cap. For the year ended December 31, 2013, claims were capped at $250 per occurrence with an annual cap of approximately $2,600. The Company is also self-insured for medical claims up to $125 per occurrence. The Company is fully insured for workers compensation claims. As of December 31, 2012 and 2013, the Company’s insurance reserves were $7,693 and $9,776, respectively, and are reflected in accrued other current liabilities in the consolidated balance sheets.

Revenue and Expense Recognition — Revenues are recognized when admissions and concession sales are received at the box office. Other revenues primarily consist of screen advertising. Screen advertising revenues are recognized over the period that the related advertising is delivered on-screen or in-theatre. The Company records proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognizes admissions or concession revenue when a holder redeems the card or certificate. The Company recognizes unredeemed gift cards and other advanced sale-type certificates as revenue only after such a period of time indicates, based on historical experience, the likelihood of redemption is remote, and based on applicable laws and regulations. In evaluating the likelihood of redemption, the Company considers the period outstanding, the level and frequency of activity, and the period of inactivity. As of December 31, 2012 and 2013, the Company’s liabilities for advanced sale-type certificates were approximately $46,063 and $55,024, respectively, and are reflected in accrued other current liabilities on the consolidated balance sheets. The Company recognized unredeemed gift cards and other advanced sale-type certificates as revenues in the amount of $7,846, $9,093 and $10,684 during the years ended December 31, 2011, 2012 and 2013, respectively.

Film rental costs are accrued based on the applicable box office receipts and either mutually agreed upon firm terms or a sliding scale formula, which are generally established prior to the opening of the film, or estimates of the final mutually agreed upon settlement, which occurs at the conclusion of the film run, subject to the film licensing arrangement. Under a firm terms formula, the Company pays the distributor a mutually agreed upon percentage of box office receipts, which reflects either a mutually agreed upon aggregate rate for the life of the film or rates that decline over the term of the run. Under a sliding scale formula, film rental is paid as a percentage of box office revenues using a pre-determined matrix based upon box office performance of the film. The settlement process allows for negotiation of film rental fees upon the conclusion of the film run based upon how the film performs. Estimates are based on the expected success of a film. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known at the time the estimate is made and the expected success of a film can typically be estimated early in the film’s run. If actual settlements are different than those estimates, film rental costs are adjusted at that time.

Accounting for Share Based Awards — The Company measures the cost of employee services received in exchange for an equity award based on the fair value of the award on the date of the grant. The grant date fair value is estimated using a market observed price, if such a price exists. Such costs are recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). At the time of the grant, the Company also estimates the number of instruments that will ultimately be forfeited. See Note 16 for discussion of the Company’s share based awards and related compensation expense.

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

Segments — For the years ended December 31, 2011, 2012 and 2013, the Company managed its business under two reportable operating segments, U.S. markets and international markets. See Note 20.

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

Foreign Currency Translations — The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in the consolidated balance sheets in accumulated other comprehensive loss. See Note 13 for a summary of the translation adjustments recorded in accumulated other comprehensive loss for the years ended December 31, 2011, 2012 and 2013. The Company recognizes foreign currency transaction gains and losses when changes in exchange rates impact transactions, other than intercompany transactions of a long-term investment nature, that have been denominated in a currency other than the functional currency.

Fair Value Measurements — According to authoritative guidance, inputs used in fair value measurements fall into three different categories; Level 1, Level 2 and Level 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company has interest rate swap agreements and investments in marketable securities that are adjusted to fair value on a recurring basis (quarterly). With respect to its interest rate swap agreements, the Company uses the income approach to determine the fair value of its interest rate swap agreements and under this approach, the Company uses projected future interest rates as provided by the counterparties to the interest rate swap agreements and the fixed rates that the Company is obligated to pay under these agreements. Therefore, the Company’s fair value measurements for its interest rate swaps use significant unobservable inputs, which fall in Level 3. With respect to its investments in marketable securities, the Company uses quoted market prices, which fall under Level 1 of the hierarchy. There were no changes in valuation techniques during the period and no transfers in or out of Level 1, Level 2 or Level 3 during the year ended December 31, 2013. See Note 11 for further discussion of the Company’s interest rate swap agreements and Note 12 for further discussion of the Company’s fair value measurements. The Company also uses fair value measurements on a nonrecurring basis, primarily in the impairment evaluations for goodwill, intangible assets and other long-lived assets. See Goodwill and Other Intangible Assets and Theatre Properties and Equipment included above for discussion of such fair value measurements.

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

During February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 amended existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. ASU 2013-02 requires prospective adoption and affects financial statement disclosures only. For public entities, the new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a significant impact on our consolidated financial statements. See Note 11 for changes in accumulated other comprehensive loss, including amounts reclassified out of accumulated other comprehensive loss, for the years ended December 31, 2011, 2012 and 2013.

3.	ACQUISITIONS AND DISPOSITIONS

Acquisition of Rave Theatres

On May 29, 2013, the Company acquired 32 theatres with 483 screens from Rave Real Property Holdco, LLC and certain of its subsidiaries, Rave Cinemas, LLC and RC Processing, LLC (collectively “Rave”) in an asset purchase for approximately $236,875 in cash plus the assumption of certain liabilities (the “Rave Acquisition”). The acquisition resulted in an expansion of the Company’s domestic theatre base into one new state and seven new markets. The transaction was subject to antitrust approval by the Department of Justice or Federal Trade Commission. The Department of Justice required the Company to agree to divest of three of the newly-acquired theatres, which occurred during August 2013 (see discussion below). The Company incurred approximately $500 in transaction costs, which are reflected in general and administrative expenses on the consolidated statement of income for the year ended December 31, 2013.

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

The weighted average amortization period for the intangible assets acquired was approximately 14 years as of the acquisition date. The goodwill is fully deductible for tax purposes. The acquired theatres are reported in the Company’s U.S. Segment.

The following unaudited pro forma information summarizes our results of operations as if the Rave Acquisition had occurred as of January 1, 2011:

	Years Ended December 31,
	2011	2012	2013
Total revenues	$2,492,419	$2,714,131	$2,777,458
Income before income taxes	$223,044	$329,140	$275,657

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Acquisition of Other U.S. Theatres

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

The weighted average amortization period for the intangible assets acquired was approximately seven years as of the acquisition date. The acquisition is still being reviewed by the Argentina Comisión Nacional de Defensa de la Competencia (“CNDC”).

Disposition of Mexico Subsidiaries

During February 2013, the Company entered into a stock purchase agreement with Grupo Cinemex, S.A. De C.V. pursuant to which the Company would sell its Mexican subsidiaries, which consisted of 31 theatres and 290 screens. The transaction was subject to approval by the Mexican Federal Competition Commission (the “Competition Commission”). During August 2013, the Competition Commission voted three to two to block the transaction and the Company filed an appeal for the Competition Commission to reconsider the sale. During November 2013, the Competition Committee approved the sale and the transaction closed on November 15, 2013. The sales price, which was paid in Mexican pesos, was approximately $126,167, based on the exchange rate at November 15, 2013. The Company recorded a pre-tax gain of approximately $3,521 on the sale.

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

The Company has an investment in National CineMedia, LLC (“NCM”). NCM operates a digital in-theatre network in the U.S. for providing cinema advertising and non-film events. Upon joining NCM, the Company entered into an Exhibitor Services Agreement, or the ESA, with NCM, pursuant to which NCM provides advertising, promotion and event services to our theatres. On February 13, 2007, National CineMedia, Inc. (“NCMI”), an entity that serves as the sole manager of NCM, completed an IPO of its common stock. In connection with the NCMI initial public offering, the Company amended its operating agreement and the ESA with NCMI. The ESA modification reflected a shift from circuit share expense under the prior ESA, which obligated NCM to pay the Company a percentage of revenue, to a monthly theatre access fee, which significantly reduced the contractual amounts paid to us by NCM. The Company recorded the proceeds related to the ESA modification as deferred revenue, which is being amortized into other revenues over the life of the agreement using the units of revenue method. In consideration for NCM’s exclusive access to the Company’s theatre attendees for on-screen advertising and use of off-screen areas within the Company’s theatres for lobby entertainment and lobby promotions, the Company receives a monthly theatre access fee under the modified ESA. The theatre access fee is composed of a fixed payment per patron, initially seven cents, and a fixed payment per digital screen, which may be adjusted for certain reasons outlined in the modified ESA. The payment per theatre patron increases by 8% every five years, with the first such increase taking effect after the end of fiscal 2011, and the payment per digital screen, initially eight hundred dollars per digital screen per year, increases annually by 5%. For 2011, 2012 and 2013, the annual payment per digital screen was nine hundred seventy-two dollars, one thousand twenty-one dollars and one thousand seventy-two dollars, respectively. The theatre access fee paid in the aggregate to Regal Entertainment Group (“Regal”), AMC Entertainment, Inc. (“AMC”) and the Company will not be less than 12% of NCM’s Aggregate Advertising Revenue (as defined in the modified ESA), or it will be adjusted upward to reach this minimum payment. Additionally, with respect to any on-screen advertising time provided to the Company’s beverage concessionaire, the Company is required to purchase such time from NCM at a negotiated rate. The modified ESA has, except with respect to certain limited services, a remaining term of approximately 23 years.

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

Common Unit Adjustments

Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCMI and the Company, AMC and Regal, which we refer to collectively as the Founding Members, annual adjustments to the common membership units are made primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each Founding Member. To account for the receipt of additional common units under the Common Unit Adjustment Agreement, we follow the guidance in FASB ASC 323-10-35-29 (formerly EITF 02-18, “Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition”) by analogy, which also refers to AICPA Technical Practice Aid 2220.14, which indicates that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. We concluded that the construction or acquisition of new theatres that has led to the common unit adjustments equates to making additional investments in NCM. We evaluated the receipt of the additional common units in NCM and the assets exchanged for these additional units and have determined that the right to use our incremental new screens would not be considered funding of prior losses. We account for these additional common units, which we refer to herein as our Tranche 2 Investment, as a separate investment than our Tranche 1 Investment. The common units received are recorded at fair value as an increase in our investment in NCM with an offset to deferred revenue. The deferred revenue is amortized over the remaining term of the ESA. Our Tranche 2 Investment is accounted for following the equity method, with undistributed equity earnings related to our Tranche 2 Investment included as a component of earnings in equity in income of affiliates and distributions received related to our Tranche 2 Investment are recorded as a reduction of our investment basis. In the event that a common unit adjustment is determined to be a negative number, the Founding Member can elect to either transfer and surrender to NCM the number of common units equal to all or part of such Founding Member’s common unit adjustment or to pay to NCM an amount equal to such Founding Member’s common unit adjustment calculated in accordance with the Common Unit Adjustment Agreement. If the Company then elects to

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

surrender common units as part of a negative common unit adjustment, the Company would record a reduction to deferred revenue at the then fair value of the common units surrendered and a reduction of the Company’s Tranche 2 Investment at an amount equal to the weighted average cost for Tranche 2 common units, with the difference between the two values recorded as a gain or loss on sale of assets and other.

Below is a summary of common units received by the Company under the Common Unit Adjustment Agreement during the years ended December 31, 2011, 2012 and 2013:

Event	Date Common Units Received	Number of Common Units Received	Fair Value of Common Units Received
2011 Annual common unit adjustment	03/31/11	549,417	$9,302
2012 Annual common unit adjustment	03/29/12	598,724	$9,137
2013 Annual common unit adjustment	03/28/13	588,024	$8,869
2013 Extraordinary common unit adjustment (as result of Rave Acquisition – see Note 5)	05/29/13	5,315,837	$89,928

Each common unit received by the Company is convertible into one share of NCMI common stock. The fair value of the common units received was estimated based on the market price of NCMI stock at the time that the common units were received, adjusted for volatility associated with the estimated period of time it would take to convert the common units and register the respective shares. The fair value measurement used for the common units falls under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. The Company records additional common units it receives as part of its Tranche 2 Investment at estimated fair value with a corresponding adjustment to deferred revenue.

As of December 31, 2013, the Company owned a total of 23,998,505 common units of NCM, which represented an approximate 19% interest. Each common unit is convertible into one share of NCMI common stock. The estimated fair value of the Company’s investment in NCM was approximately $479,010 as of December 31, 2013, using NCMI’s stock price as of December 31, 2013 of $19.96 per share.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Summary of Activity with NCM

Below is a summary of activity with NCM included in the Company’s consolidated financial statements for the periods indicated:

						Other
	Investment	Deferred	Distributions	Equity in	Other	Comprehensive	Cash
	in NCM	Revenue	from NCM	Earnings	Revenue	Income	Received
Balance as of January 1, 2011	$64,376	$(230,573)
Receipt of common units due to annual common unit adjustment	$9,302	$(9,302)	$—	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(5,890)	—	5,890
Receipt of excess cash distributions	(6,322)	—	(20,023)	—	—	—	26,345
Receipt under tax receivable agreement	(729)	—	(4,138)	—	—	—	4,867
Equity in earnings	5,413	—	—	(5,413)	—	—	—
Amortization of deferred revenue	—	3,565	—	—	(3,565)	—	—

Balance as of and for the period ended December 31, 2011	$72,040	$(236,310)	$(24,161)	$(5,413)	$(9,455)	$—	$37,102

Receipt of common units due to annual common unit adjustment	$9,137	$(9,137)	$—	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(7,112)	—	7,112
Receipt of excess cash distributions	(6,503)	—	(17,889)	—	—	—	24,392
Receipt under tax receivable agreement	(967)	—	(2,923)	—	—	—	3,890
Equity in earnings	4,416	—	—	(4,416)	—	—	—
Amortization of deferred revenue	—	4,142	—	—	(4,142)	—	—

Balance as of and for the period ended December 31, 2012	$78,123	$(241,305)	$(20,812)	$(4,416)	$(11,254)	$—	$35,394

Receipt of common units due to annual common unit adjustment	8,869	(8,869)	$—	$—	$—	$—	$—
Receipt of common units due to extraordinary common unit adjustment	89,928	(89,928)	—	—	—	—	—
Revenues earned under ESA (1)	—	—			(7,960)	—	7,960
Receipt of excess cash distributions	(13,166)	—	(19,374)	—	—	—	32,540
Receipt under tax receivable agreement	(492)	—	(1,327)	—	—	—	1,819
Equity in earnings (2)	13,753	—	—	(11,578)	—	—	—
Equity in other comprehensive income	1,838	—	—	—	—	(1,838)	—
Amortization of deferred revenue	—	5,673	—	—	(5,673)	—	—

Balance as of and for the period ended December 31, 2013	$178,853	$(334,429)	$(20,701)	$(11,578)	$(13,633)	$(1,838)	$42,319

(1)

Amounts include the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire. The amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire were approximately $10,733, $11,063 and $11,958 for the years ended December 31, 2011, 2012 and 2013, respectively.

(2)

A portion of the equity in earnings recorded for the year ended December 31, 2013 was recorded as a reduction in our investment basis in a joint venture (AC JV, LLC) that the Company, along with Regal and AMC, recently formed with NCM. See Note 14.

The tables below present summary financial information for NCM for the periods indicated:

	Year Ended
	December 29, 2011	December 27, 2012	December 26, 2013
Gross revenues	$435,434	$448,760	$462,815
Operating income	$193,716	$191,839	$202,019
Net income	$134,524	$101,013	$162,870

	As of
	December 27, 2012	December 26, 2013
Total assets	$437,382	$699,160
Total liabilities	$961,617	$998,381

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

5.	INVESTMENT IN DIGITAL CINEMA IMPLEMENTATION PARTNERS

On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema.

On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “Agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. Upon signing the Agreements, the Company contributed the majority of its U.S. digital projection systems to DCIP, which DCIP then contributed to Kasima.

The Company has a variable interest in Kasima through the terms of its master equipment lease agreement; however, the Company has determined that it is not the primary beneficiary of Kasima, as the Company does not have the ability to direct the activities of Kasima that most significantly impact Kasima’s economic performance.

As of December 31, 2013, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting. Below is a rollforward of our investment in DCIP from January 1, 2011 through December 31, 2013:

Balance as of January 1, 2011	$10,838
Cash contributions	1,471
Equity in income	489

Balance as of December 31, 2011	$12,798
Cash contributions	1,325
Equity in income	8,889

Balance as of December 31, 2012	$23,012
Cash contributions	3,232
Equity in income	11,241
Equity in other comprehensive income	548

Balance as of December 31, 2013 (1)	$38,033

(1)	Investment in DCIP is included in investments in and advances to affiliates on the consolidated balance sheets.

Below is summary financial information for DCIP as of and for the years ended December 31, 2011, 2012 and 2013.

	Year ended December 31,
	2011	2012	2013
Net operating revenue	$113,424	$166,017	$182,659
Operating income	$70,508	$102,663	$116,235
Net income (loss)	$(2,510)	$36,752	$48,959

	As of
	December 31, 2012	December 31, 2013
Total assets	$1,209,932	$1,264,870
Total liabilities	$1,070,346	$1,063,110

As a result of the Agreements, the Company has installed digital projection systems to a majority of its first run U.S. theatres. The digital projection systems are being leased from Kasima under an operating lease with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, the Company pays minimum annual rent of one thousand dollars per digital projection system for the first six and a half years from the effective date of the agreement and minimum annual rent of three thousand dollars per digital projection system beginning at six and a half years from the effective date through the end of the lease term. The Company may also be subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum. As of December 31, 2013, the Company had 3,619 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company recorded equipment lease expense of approximately $5,332, $7,802 and $7,990 during the years ended December 31, 2011, 2012 and 2013, respectively, which is included in utilities and other costs on the consolidated statements of income.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The digital projection systems leased from Kasima replaced a majority of the Company’s existing 35 millimeter projection systems in its U.S. theatres. Therefore, upon signing the agreements during 2010, the Company began accelerating the depreciation of these existing 35 millimeter projection systems. The Company recorded depreciation expense of approximately $10,604 on its domestic 35 millimeter projection systems during the year ended December 31, 2011. The Company’s domestic 35 millimeter projection systems were fully depreciated as of December 31, 2011.

6.	INVESTMENT IN MARKETABLE SECURITIES – REALD, INC.

The Company licenses 3-D systems from RealD, Inc. (“RealD”). Under its license agreement with RealD, the Company earned options to purchase shares of RealD common stock as it installed a certain number of 3-D systems as outlined in the license agreement.

During 2010 and 2011, the Company vested in a total of 1,222,780 RealD options by reaching target levels as outlined in the license agreement. Upon vesting in these options, the Company recorded an investment in RealD and a deferred lease incentive liability in the aggregate of approximately $22,311, which represented the estimated fair value of the RealD options. During March 2011, the Company exercised all of its options to purchase shares of common stock in RealD for $0.00667 per share.

The Company accounts for its investment in RealD as a marketable security. The Company has determined that its RealD shares are available-for-sale securities in accordance with ASC Topic 320-10-35-1, therefore unrealized holding gains and losses are reported as a component of accumulated other comprehensive loss until realized. The deferred lease incentive liability recorded as a result of the option vesting events discussed above is reflected in other long-term liabilities on the consolidated balance sheets and is being amortized over the term of the license agreement, which is approximately seven and one-half years. As of December 21, 2013, the license agreement has a remaining term of approximately five years.

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

As of December 31, 2013, the Company owned 1,222,780 shares in RealD, with an estimated fair value of $10,443. The fair value of the RealD shares was determined based upon the quoted price of RealD’s common stock on December 31, 2013, which falls under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. During the years ended December 31, 2011, 2012 and 2013, the Company recorded a pre-tax unrealized holding gain (loss) of approximately $(21,694), $3,998 and $(3,264), respectively, as a component of accumulated other comprehensive loss.

Below is a rollforward of the Company’s investment in RealD from January 2011 through December 31, 2013:

Balance as of January 1, 2011	$27,993
Fair value of options earned	3,402
Exercise of options at $0.00667 per share	8
Unrealized holding loss	(21,694)

Balance as of December 31, 2011	$9,709
Unrealized holding gain	3,998

Balance as of December 31, 2012	$13,707
Unrealized holding loss	(3,264)

Balance as of December 31, 2013 (1)	$10,443

(1)	Investment in RealD is included in investments in and advances to affiliates on the consolidated balance sheets.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

7.	GOODWILL AND OTHER INTANGIBLE ASSETS — NET

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at December 31, 2011 (1)	$948,026	$202,611	$1,150,637
Acquisition of U.S. theatre	8,971	—	8,971
Foreign currency translation adjustments	—	(8,797)	(8,797)

Balance at December 31, 2012 (1)	$956,997	$193,814	$1,150,811
Acquisition of U.S. theatres (Note 5)	203,827	—	203,827
Disposition of U.S. theatres (Note 5)	(10,353)	—	(10,353)
Disposition of Mexico theatres (Note 5)	—	(33,605)	(33,605)
Foreign currency translation adjustments	—	(22,590)	(22,590)

Balance at December 31, 2013 (1)	$1,150,471	$137,619	$1,288,090

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.

As of December 31, intangible assets-net, consisted of the following:

	December 31,			December 31,
	2011	Amortization	Other (1)	2012
Intangible assets with finite lives:
Gross carrying amount	$74,381	$—	$(2,460)	$71,921
Accumulated amortization	(47,313)	(4,611)	570	(51,354)

Total net intangible assets with finite lives	27,068	(4,611)	(1,890)	20,567
Intangible assets with indefinite lives:
Tradename	309,839	—	335	310,174

Total intangible assets - net	$336,907	$(4,611)	$(1,555)	$330,741

	December 31, 2012	Acquisitions (2)	Amortization	Dispositions (3)	Other (1)	December 31, 2013
Intangible assets with finite lives:
Gross carrying amount	$71,921	$44,487	$—	$(8,862)	$(5,929)	$101,617
Accumulated amortization	(51,354)	—	(5,995)	8,219	2,833	(46,297)

Total net intangible assets with finite lives	$20,567	$44,487	$(5,995)	$(643)	$(3,096)	$55,320

Intangible assets with indefinite lives:
Tradename	310,174	—	—	(8,711)	(639)	300,824

Total intangible assets — net	$330,741	$44,487	$(5,995)	$(9,354)	$(3,735)	$356,144

(1)

Activity for 2012 consists of the write off of favorable leases for theatres that were closed and foreign currency translation adjustments. Activity for 2013 consists of the impairment of $708 for a favorable lease related to one U.S. theatre and foreign currency translation adjustments.

(2)	See Note 3.
(3)	Reflects disposition of three Rave theatres and the Company’s Mexico theatres (see Note 3).

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Estimated aggregate future amortization expense for intangible assets is as follows:

For the year ended December 31, 2014	$6,226
For the year ended December 31, 2015	5,988
For the year ended December 31, 2016	5,876
For the year ended December 31, 2017	5,319
For the year ended December 31, 2018	5,225
Thereafter	26,686

Total	$55,320

8.	IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. See Note 1 for discussion of the Company’s impairment evaluation.

The Company’s long-lived asset impairment losses are summarized in the following table:

	Year Ended December 31,
	2011	2012	2013
United States theatre properties	$3,635	$2,693	$1,911
International theatre properties	3,398	338	1,175

Subtotal	$7,033	$3,031	$3,086
Intangible assets (see Note 7)	—	—	708

Impairment of long-lived assets	$7,033	$3,031	$3,794

The long-lived asset impairment charges recorded during each of the years presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. As of December 31, 2013, the estimated aggregate fair value of the long-lived assets impaired during the year ended December 31, 2013 was approximately $1,760.

9.	DEFERRED CHARGES AND OTHER ASSETS — NET

As of December 31, deferred charges and other assets — net consisted of the following:

	December 31,
	2012	2013
Debt issue costs, net of accumulated amortization	$40,520	$36,725
Long-term prepaid rents	14,958	6,738
Construction related deposits	11,427	26,027
Lease deposits	4,039	2,979
Equipment to be placed in service	22,767	22,333
Other	8,333	9,498

Total	$102,044	$104,300

During the year ended December 31, 2012, the Company paid debt issue costs of approximately $18,400 primarily related to the issuance of its 5.125% senior notes and the amendment and restatement of its senior secured credit facility. During the year ended December 31, 2013, the Company paid debt issue costs of approximately $8,300 in connection with the issuance of its 4.875% senior notes during May 2013. The Company also wrote-off debt issue costs of $7,634 related to the redemption of its 8.625% senior notes during June 2013. See Note 10 for discussion of long term debt activity.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

10.	LONG-TERM DEBT

As of December 31, long-term debt consisted of the following:

	December 31,
	2012	2013
Cinemark USA, Inc. term loan	$700,000	$693,000
Cinemark USA, Inc. 8.625% senior notes due 2019 (1)	461,464	—
Cinemark USA, Inc. 4.875% senior notes due 2023	—	530,000
Cinemark USA, Inc. 5.125% senior notes due 2022	400,000	400,000
Cinemark USA, Inc. 7.375% senior subordinated notes due 2021	200,000	200,000
Other (2)	2,546	9,800

Total long-term debt	1,764,010	1,832,800
Less current portion	9,546	9,856

Long-term debt, less current portion	$1,754,464	$1,822,944

(1)	Included the $470,000 aggregate principal amount of the 8.625% senior notes net of the unamortized discount of $8,536 at December 31, 2012.
(2)	Balance as of December 31, 2013, includes approximately $8,333 of debt owed to NCM in relation to the recently-formed joint venture AC JV, LLC. See Note 14.

4.875% Senior Notes

On May 24, 2013, Cinemark USA, Inc. issued $530,000 aggregate principal amount of 4.875% senior notes due 2023, at par value, referred to herein as the 4.875% Senior Notes. Proceeds, after payment of fees, were used to finance a redemption of the 8.625% Senior Notes due 2019 discussed below. Interest on the 4.875% Senior Notes is payable on June 1 and December 1 of each year, beginning December 1, 2013. The 4.875% Senior Notes mature on June 1, 2023. The Company incurred debt issue costs of approximately $8,300 during the year ended December 31, 2013 in connection with the issuance of the 4.875% Senior Notes.

The 4.875% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of Cinemark USA, Inc.’s subsidiaries that guarantee, assume or become liable with respect to any of Cinemark USA, Inc.’s or a guarantor’s debt. The 4.875% Senior Notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of Cinemark USA, Inc.’s and its guarantor’s existing and future senior unsecured debt and senior in right of payment to all of Cinemark USA, Inc.’s and its guarantor’s existing and future senior subordinated debt. The 4.875% Senior Notes and the guarantees are effectively subordinated to all of Cinemark USA, Inc.’s and its guarantor’s existing and future secured debt to the extent of the value of the assets securing such debt, including all borrowings under Cinemark USA, Inc.’s amended senior secured credit facility. The 4.875% Senior Notes and the guarantees are structurally subordinated to all existing and future debt and other liabilities of Cinemark USA, Inc.’s subsidiaries that do not guarantee the 4.875% Senior Notes.

The indenture to the 4.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2013, Cinemark USA, Inc. could have distributed up to approximately $1,451,873 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 4.875% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 4.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 4.875% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2013 was approximately 6.4 to 1.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

On June 26, 2013, Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Securities and Exchange Commission (“SEC”) pursuant to which Cinemark USA, Inc. offered to exchange the 4.875% Senior Notes for substantially identical notes registered under the Securities Act of 1933, as amended, that do not contain terms restricting the transfer thereof or providing for registration rights. The registration statement was declared effective by the SEC on July 9, 2013. On August 7, 2013, Cinemark USA, Inc. completed the exchange of registered 4.875% Senior Notes for all of the outstanding 4.875% Senior Notes.

Amended Senior Secured Credit Facility

On December 18, 2012, Cinemark USA, Inc. amended and restated its senior secured credit facility to include a seven year $700,000 term loan and a five year $100,000 revolving credit line, referred to herein as the Amended Senior Secured Credit Facility. The proceeds from the Amended Senior Secured Credit Facility, combined with a portion of the proceeds from the 5.125% Senior Notes discussed below, were used to refinance the Company’s Former Senior Secured Credit Facility. The Company incurred debt issue costs of approximately $12,000 during the year ended December 31, 2012 related to the amendment and restatement. The term loan under the Amended Senior Secured Credit Facility matures in December 2019. The revolving credit line, which was undrawn at closing and remained undrawn as of December 31, 2013, matures in December 2017. Quarterly principal payments in the amount of $1,750 are due on the term loan beginning March 2013 through September 2019 with the remaining principal of $652,750 due on December 18, 2019.

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

The dividend restriction contained in the Amended Senior Secured Credit Facility prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause the Company to be in default, under the Amended Senior Secured Credit Facility; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Amended Senior Secured Credit Facility, and (c) certain other defined amounts. As of December 31, 2013, Cinemark USA, Inc. could have distributed up to approximately $1,570,113 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the Amended Senior Secured Credit Facility, subject to its available cash and other borrowing restrictions outlined in the agreement.

At December 31, 2013, there was $693,000 outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $100,000 in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the Amended Senior Secured Credit Facility at December 31, 2013 was approximately 4.0% per annum.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400,000 aggregate principal amount of 5.125% senior notes due 2022, at par value, referred to herein as the 5.125% Senior Notes. A portion of the proceeds were used to refinance a portion of the Former Senior Secured Credit Facility and a portion of the proceeds were used to fund the purchase price for the Rave Acquisition (see Note 5) and for general corporate purposes. Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year, beginning June 15, 2013. The senior notes mature on December 15, 2022. The Company incurred debt issue costs of approximately $6,400 during the year ended December 31, 2012 in connection with the issuance of the 5.125% Senior Notes.

The 5.125% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of Cinemark USA, Inc.’s subsidiaries that guarantee, assume or become liable with respect to any of Cinemark USA, Inc.’s or a guarantor’s debt. The 5.125% Senior Notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of Cinemark USA, Inc.’s and its guarantor’s existing and future senior unsecured debt and senior in right of payment to all of Cinemark USA, Inc.’s and its guarantor’s existing and future subordinated debt. The 5.125% Senior Notes and the guarantees are effectively subordinated to all of Cinemark USA, Inc.’s and its guarantor’s existing and future secured debt to the extent of the value of the assets securing such debt, including all borrowings under Cinemark USA, Inc.’s amended senior secured credit facility. The 5.125% Senior Notes and the guarantees are structurally subordinated to all existing and future debt and other liabilities of Cinemark USA, Inc.’s subsidiaries that do not guarantee the 5.125% Senior Notes.

The indenture to the 5.125% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2013, Cinemark USA, Inc. could have distributed up to approximately $1,454,115 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control of Cinemark Holdings, Inc. or Cinemark USA, Inc., Cinemark USA, Inc. would be required to make an offer to repurchase the 5.125% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.125% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2013 was 6.6 to 1.

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

On April 16, 2013, Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the SEC, pursuant to which Cinemark USA, Inc. offered to exchange the 5.125% Senior Notes for substantially identical notes registered under the Securities Act. The registration statement was declared effective by the SEC on April 25, 2013. On May 23, 2013 Cinemark USA, Inc. completed the exchange of registered 5.125% Senior Notes for all of the outstanding 5.125% Senior Notes.

7.375% Senior Subordinated Notes

On June 3, 2011, Cinemark USA, Inc. issued $200,000 aggregate principal amount of 7.375% senior subordinated notes due 2021, at par value, referred to herein as the Senior Subordinated Notes. The proceeds, after payment of fees, were primarily used to fund the prepayment of the remaining $157,235 of the Company’s unextended portion of term loan debt under its former senior secured credit facility. Interest on the Senior Subordinated Notes is payable on June 15 and December 15 of each year. The Senior Subordinated Notes mature on June 15, 2021. The Company incurred debt issue costs of approximately $4,500 during the year ended December 31, 2011 in connection with the issuance of the Senior Subordinated Notes.

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

The indenture to the Senior Subordinated Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2013, Cinemark USA, Inc. could have distributed up to approximately $1,445,517 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 7.375% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture, the Company would be required to make an offer to repurchase the senior subordinated notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the Senior Subordinated Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1, and our actual ratio as of December 31, 2013 was 6.4 to 1.

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

Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Securities and Exchange Commission (the “Commission”) on July 27, 2011 pursuant to which Cinemark USA, Inc. offered to exchange the Senior Subordinated Notes for substantially similar registered Senior Subordinated Notes. The registration statement became effective August 4, 2011, and approximately $199,500 of the notes were exchanged on September 7, 2011. The registered Senior Subordinated Notes, issued in the exchange, do not have transfer restrictions. Approximately $500 of the notes were not exchanged as of December 31, 2013.

8.625% Senior Notes

On June 29, 2009, Cinemark USA, Inc. issued $470,000 aggregate principal amount of 8.625% senior notes due 2019 (the “8.625% Senior Notes”), with an original issue discount of $11,468, resulting in proceeds of approximately $458,532. The proceeds were primarily used to fund the repurchase of the then remaining outstanding $419,403 aggregate principal amount at maturity of Cinemark, Inc.’s 9.75% senior discount notes.

On June 24, 2013, Cinemark USA, Inc. redeemed its 8.625% Senior Notes at 112.035% of the principal amount, inclusive of a make-whole premium, plus accrued and unpaid interest, utilizing the proceeds from the issuance of the 4.875% Senior Notes discussed above. As a result of the redemption, the Company wrote-off approximately $8,054 in unamortized bond discount and $7,634 in unamortized debt issue costs, paid a make-whole premium of approximately $56,564 and paid other fees of $50, all of which are reflected in loss on early retirement of debt during the year ended December 31, 2013.

Fair Value of Long Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35. The carrying value of the Company’s long term debt was $1,832,800 and $1,764,010 as of December 31, 2013 and 2012, respectively. The fair value of the Company’s long term debt was $1,815,879 and $1,851,246 as of December 31, 2013 and 2012, respectively.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Covenant Compliance and Debt Maturity

As of December 31, 2013, the Company believes it was in full compliance with all agreements, including related covenants, governing its outstanding debt.

The Company’s long-term debt at December 31, 2013 matures as follows:

2014	$9,856
2015	8,389
2016	8,389
2017	8,389
2018	8,389
Thereafter	1,789,388

Total	$1,832,800

11.	INTEREST RATE SWAP AGREEMENTS

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

Below is a summary of the Company’s interest rate swap agreements, all of which are designated as cash flow hedges, as of December 31, 2013:

							Estimated
Nominal Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	Current Liability (1)	Long-Term Liability (2)	Total Fair Value at December 31, 2013

$175,000	December 2010	1.3975%	1-Month LIBOR	September 2015	$1,943	$1,195	$3,138
$175,000	December 2010	1.4000%	1-Month LIBOR	September 2015	1,984	1,228	3,212
$100,000	November 2011	1.7150%	1-Month LIBOR	April 2016	1,440	1,386	2,826

$450,000					$5,367	$3,809	$9,176

(1)	Included in accrued other current liabilities on the consolidated balance sheet as of December 31, 2013.
(2)	Included in other long-term liabilities on the consolidated balance sheet as of December 31, 2013.

The Company was previously a party to an interest rate swap agreement that was effective during 2007 with a counterparty that filed for bankruptcy during September 2008 and whose credit rating was downgraded as a result. Prior to the counterparty’s credit rating downgrade, the change in fair value of the interest rate swap was recorded as a component of accumulated other comprehensive loss. Subsequent to the counterparty’s credit rating downgrade, the change in fair value of the interest rate swap was recorded in earnings as a component of interest expense. The Company terminated the interest rate swap agreement during October 2008. The Company determined that the forecasted transactions hedged by this interest rate swap are still probable to occur, thus the total amount previously reported in accumulated other comprehensive loss related to this interest rate swap agreement of $18,147 was amortized on a straight-line basis to interest expense over the period during which the forecasted transactions were expected to occur, which was September 15, 2008 through August 13, 2012. The Company amortized approximately $4,236 and $2,470 to interest expense during the years ended December 31, 2011 and 2012, respectively.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The changes in accumulated other comprehensive loss, net of taxes, related to the Company’s interest rate swap agreements for the years ended December 31, 2011, 2012 and 2013 were as follows:

	Interest Rate Swap Liabilities
	2011	2012	2013
Beginning balances – January 1	$(11,726)	$(12,357)	$(8,867)

Other comprehensive loss before reclassifications, net of taxes	(18,759)	(11,959)	(2,668)
Amounts reclassified from accumulated other comprehensive loss to interest expense	20,165	15,449	5,819

Net other comprehensive income (loss)	1,406	3,490	3,151

Loss included in earnings	(2,037)	—	—

Ending balances – December 31	$(12,357)	$(8,867)	$(5,716)

12.	FAIR VALUE MEASUREMENTS

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

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2013:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities – current (see Note 11)	$(5,367)	$—	$—	$(5,367)
Interest rate swap liabilities – long term (see Note 11)	$(3,809)	$—	$—	$(3,809)
Investment in RealD (see Note 6)	$10,443	$10,443	$—	$—

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2012:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities - current (see Note 11)	$(5,503)	$—	$—	$(5,503)
Interest rate swap liabilities – long term (see Note 11)	$(8,689)	$—	$—	$(8,689)
Investment in RealD (see Note 6)	$13,707	$13,707	$—	$—

Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Liabilities
	2013	2012
Beginning balances - January 1	$14,192	$16,576
Total loss included in accumulated other comprehensive loss	803	11,403
Total gain included in earnings	—	(808)
Settlements	(5,819)	(12,979)

Ending balances – December 31	$9,176	$14,192

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company also uses the income approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 7 and Note 8). Additionally, the Company uses the market approach to estimate the fair value of its long-term debt (see Note 10). There were no changes in valuation techniques during the period. There were no transfers in or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2012 and 2013.

13.	FOREIGN CURRENCY TRANSLATION

The accumulated other comprehensive loss account in stockholders’ equity of $37,698 and $81,819 at December 31, 2012 and 2013, respectively, includes the cumulative foreign currency losses of $31,330 and $78,947, respectively, from translating the financial statements of the Company’s international subsidiaries, the change in fair values of the Company’s interest rate swap agreements that are designated as hedges and the change in fair value of the Company’s available-for-sale securities.

All foreign countries where the Company has operations are non-highly inflationary and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.

Below is a summary of the impact of translating the December 31, 2013 financial statements of certain of the Company’s international subsidiaries:

				Other Comprehensive Income (Loss) for The Year Ended December 31, 2013
	Exchange Rate as of		Total Assets at December 31, 2013
Country	December 31, 2013	December 31, 2012

Brazil	2.36	2.05	$336,197	$(34,451)
Argentina	6.52	4.91	$114,483	(24,845)
Colombia	1,926.83	1,768.23	$56,377	(2,969)
Peru	2.84	2.56	$40,599	(3,685)
All other				(3,755)
Sale of Mexico subsidiary				22,088

				$(47,617)

Below is a summary of the impact of translating the December 31, 2012 financial statements of certain of the Company’s international subsidiaries:

				Other Comprehensive Income (Loss) For Year Ended December 31, 2012
	Exchange Rate as of		Total Assets at December 31, 2012
Country	December 31, 2012	December 31, 2011

Brazil	2.05	1.87	$348,405	$(21,690)
Mexico	13.02	14.00	$137,705	6,601
Argentina	4.91	4.31	$133,152	(12,926)
Colombia	1,768.23	1,950.0	$46,898	2,790
Chile	479.8	520.7	$49,749	2,958
All other				2,262

				$(20,005)

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of the impact of translating the December 31, 2011 financial statements of certain of the Company’s international subsidiaries:

			Other
			Comprehensive
			Income (Loss) For
	Exchange Rate as of		Year Ended
Country	December 31, 2011	December 31, 2010	December 31, 2011

Brazil	1.87	1.67	$(28,000)
Mexico	14.00	12.39	(11,818)
Argentina	4.31	3.98	(4,196)
Colombia	1,950.0	2,004.1	153
Chile	520.7	473.2	(3,324)
All other			1,127

			$(46,058)

During May 2011, the Company’s ownership in its Chilean subsidiary increased from 97.4% to 100% as a result of the Company’s purchase of the noncontrolling interests’ shares of Cinemark Chile. As part of this transaction, the Company recorded the amount of accumulated other comprehensive loss previously allocated to the noncontrolling interest of $485, related to the translation of the Chilean financial statements into U.S. dollars, as an increase to accumulated other comprehensive loss with an offsetting decrease to additional paid-in-capital. See Note 15.

During November 2013, the Company completed the sale of certain of its Mexico subsidiaries that owned its Mexico theatres. As a result of this sale, the accumulated other comprehensive loss previously recorded for these Mexico subsidiaries of $22,088 was written off by the Company. See Note 3 for additional information.

14.	INVESTMENTS IN AND ADVANCES TO AFFILIATES

The Company had the following investments in and advances to affiliates at December 31:

	2012	2013
Digital Cinema Implementation Partners (see Note 5)	$23,012	$38,033
RealD (see Note 6)	13,707	10,443
AC JV, LLC - equity method investment, 32% interest	—	6,426
Digital Cinema Distribution Coalition - equity method investment, 14.6% interest	5	2,589
Cinemark - Core Pacific, Ltd. (Taiwan) - cost method investment, 14% interest	1,383	1,383
Other	(151)	783

Total	$37,956	$59,657

During December 2013, the Company, Regal and AMC (collectively the “Founding Members”) and NCM entered into a series of agreements that resulted in the formation of a new joint venture that now owns the “Fathom Events” division (consisting of Fathom Events and Fathom Consumer Events) formerly operated by NCM. The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators to provide additional programs to augment their feature film schedule. The Fathom Consumer Events business includes live and pre-recorded concerts featuring contemporary music, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. The joint venture, AC JV, LLC (“AC”), was formed by the Founding Members and NCM. NCM, under a contribution agreement, contributed the assets associated with its Fathom Events division to AC in exchange for 97% ownership of the Class A Units of AC. Under a separate contribution agreement, the Founding Members each contributed cash of approximately $269 to AC in exchange for 1% of the Class A Units of AC. Subsequently, NCM and the Founding Members entered into a Membership Interest Purchase Agreement, under which NCM sold each of the Founding Members 31% of its Class A Units in AC, the aggregate value of which was determined to be $25,000, in exchange for a six-year Promissory Note. Each of the Founding Members’ Promissory Notes are for $8,333 and bear interest at 5% per annum and requires annual principal and interest payments, with the first of such payments due on December 26, 2014. As a result of the sale of Class A Units to the Founding Members, NCM recorded a gain (the “Fathom Gain”) during its 2013 fiscal year. Since the Fathom Gain was due to a transaction in which the Company was a counter party, the Company has deferred its portion of the equity earnings in NCM related to the Fathom Gain for the year ended December 31, 2013 of $2,175, by recording this amount as a reduction in its investment basis in AC.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company is a party to a joint venture with certain exhibitors and distributors called Digital Cinema Distribution Coalition (“DCDC”). DCDC is in the process of establishing a satellite distribution network that distributes all digital content to theatres via satellite. The Company has an approximate 14.6% ownership in DCDC.

15.	NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in subsidiaries of the Company were as follows at December 31:

	December 31,
	2012	2013

Cinemark Partners II — 37.2% interest (in one theatre)	$7,701	$7,467
Laredo Theatres – 25% interest (in two theatres)	913	520
Greeley Ltd. — 49.0% interest (in one theatre)	622	555
Others	1,683	453

Total	$10,919	$8,995

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

During August 2013, the Company purchased the 49.9% noncontrolling interest share of one of its Brazilian subsidiaries, Adamark Cinemas S.A. (“Adamark”), for approximately $5,621 in cash. Adamark owns two of the Company’s Brazilian theatres. The increase in the Company’s ownership interest in the Brazilian subsidiary was accounted for as an equity transaction in accordance with ASC Topic 810-10-45-23. The Company recorded a decrease in additional paid-in-capital of approximately $4,618, which represented the difference between the cash paid and the book value of the Brazilian subsidiary’s noncontrolling interest account. As a result of this transaction, the Company owns 100% of the shares in Adamark.

Below is a summary of the impact of changes in the Company’s ownership interest in its subsidiaries on its equity:

	Year ended December 31,
	2011	2012	2013
Net income attributable to Cinemark USA, Inc.	$131,928	$170,313	$149,843

Transfers from noncontrolling interests
Decrease in Cinemark USA, Inc. additional paid-in-capital for the buyout of Chile noncontrolling interests	(1,402)	—	—
Decrease in Cinemark USA, Inc. additional paid-in-capital for the buyout of Adamark non-controlling interest	—	—	(4,618)

Net transfers from non-controlling interests	(1,402)	—	(4,618)

Change from net income attributable to Cinemark USA, Inc. and transfers from noncontrolling interests	$130,526	$170,313	$145,225

16.	CAPITAL STOCK

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

The Company’s ability to pay dividends is effectively limited by the terms of its senior notes indentures, its senior subordinated notes indenture and its senior secured credit facility, which also significantly restricts the ability of certain of the Company’s subsidiaries to pay dividends directly or indirectly it. See Note 10. Furthermore, certain of the Company’s foreign subsidiaries currently have a deficit in retained earnings which prevents the Company from declaring and paying dividends from those subsidiaries.

Stock Options — Below is a summary of stock option activity and related information for Cinemark Holdings, Inc. stock options held by the Company’s employees for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31, 2011		Year Ended December 31, 2012		Year Ended December 31, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	140,356	$7.63	82,166	$7.63	22,022	$7.63
Exercised	(58,190)	$7.63	(60,144)	$7.63	(7,438)	$7.63

Outstanding at December 31	82,166	$7.63	22,022	$7.63	14,584	$7.63	$375

Vested options at December 31	82,166	$7.63	22,022	$7.63	14,584	$7.63	$375

All outstanding stock options were fully vested as of April 2, 2009. There were no options granted or forfeited during any of the periods presented. The total intrinsic value of options exercised during the years ended December 31, 2011, 2012 and 2013, was $699, $1,070 and $168, respectively. The Company recognized tax benefits of approximately $238, $449 and $71 related to the options exercised during the year ended December 31, 2011, 2012 and 2013, respectively. All options outstanding at December 31, 2013 have a remaining contractual life of approximately nine months.

Restricted Stock — Below is a summary of restricted stock activity for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31, 2011		Year Ended December 31, 2012		Year Ended December 31, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1	1,254,691	$14.60	1,384,390	$16.85	1,534,163	$18.85
Granted	424,436	$19.45	653,229	$21.70	271,532	$30.09
Vested	(288,204)	$10.84	(489,033)	$17.00	(522,129)	$17.27
Canceled	(4,613)	$18.35	—	$—	—	$—
Forfeited	(1,920)	$14.34	(14,423)	$18.58	(22,653)	$22.92

Outstanding at December 31	1,384,390	$16.85	1,534,163	$18.85	1,260,913	$21.86

During the year ended December 31, 2013, Cinemark Holdings, Inc. granted 271,532 shares of restricted stock to its directors and employees of the Company. The fair value of the restricted stock granted was determined based on the market value of the Cinemark Holdings, Inc.’s common stock on the date of grant, which ranged from $27.92 to $33.74 per share. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock awards. Restricted stock granted to directors vests over a one-year period. Certain of the restricted stock granted to employees vests over three years based on continued service and certain of the restricted stock granted to employees vests over four years based on continued service. Certain awards were granted during November 2013 in conjunction with the sale of the Company’s Mexico theatres and vested immediately upon closing of the transaction. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company recorded total compensation expense of $5,925, $9,888 and $11,898 related to restricted stock awards during the years ended December 31, 2011, 2012 and 2013, respectively. Cinemark Holdings, Inc. recorded an additional $666, $749 and $840 of compensation expense related to these restricted stock awards during the years ended December 31, 2011, 2012 and 2013, respectively. Upon vesting of certain of the awards to employees, the Company receives an income tax deduction. The total fair value of shares in which the Company’s employees vested during the years ended December 31, 2011, 2012 and 2013 was $4,605, $8,927 and $9,161, respectively. The Company recognized tax benefits of approximately $1,746, $3,749 and $3,848, related to shares that vested during the years ended December 2011, 2012 and 2013, respectively. The fair value of shares in which Cinemark Holdings, Inc.’s directors vested was $1,053, $775 and $1,000 during the years ended December 31, 2011, 2012 and 2013, respectively. Cinemark Holdings, Inc. recognized an additional benefit of $442, $326 and $420 on these vested awards during the years ended December 31, 2011, 2012 and 2013, respectively.

As of December 31, 2013, the remaining unrecognized compensation expense related to these restricted stock awards was approximately $14,395, $13,948 of which will be recognized by the Company and $447 of which will be recognized by Cinemark Holdings, Inc.

Restricted Stock Units — During the years ended December 31, 2011, 2012 and 2013, Cinemark Holdings, Inc. granted restricted stock units representing 153,727, 152,955 and 115,107 hypothetical shares of common stock, respectively, to employees of the Company. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during a three fiscal year period based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a prorata basis according to the IRR achieved by the Company during the performance period. If the IRR for the three year period is at least 8.5%, which is the threshold, at least one-third of the restricted stock units vest. If the IRR for the three year period is at least 10.5%, which is the target, at least two-thirds of the restricted stock units vest. If the IRR for the three year period is at least 12.5%, which is the maximum, at least 100% of the restricted stock units vest. Further, as an example, if the Company achieves an IRR equal to 11.5%, the number of restricted stock units that shall vest will be greater than the target but less than the maximum number that would have vested had the Company achieved the highest IRR. All payouts of restricted stock units that vest will be subject to an additional one year service requirement and will be paid in the form of Cinemark Holdings, Inc. common stock if the participant continues to provide services through the fourth anniversary of the grant date. At the time of each of the restricted stock unit grants, the Company was not able to determine which IRR level would be reached for the respective three year performance period, therefore the Company assumed the mid-point IRR level for these grants in determining the amount of compensation expense to record for such grants. The fair values of the restricted stock unit awards granted were determined based on the market values of Cinemark Holdings, Inc.’s common stock on the dates of grant, which ranged from $19.35 to $29.44 per share. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock unit awards. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the years ended December 31, 2011, 2012 and 2013 at each of the three levels of financial performance (excluding forfeitures):

	Granted During the Year Ended December 31,
	2011		2012		2013
	Number of Shares Vesting	Value at Grant	Number of Shares Vesting	Value at Grant	Number of Shares Vesting	Value at Grant
at IRR of at least 8.5%	51,239	$991	50,981	$1,103	38,366	$1,129
at IRR of at least 10.5%	102,488	$1,983	101,974	$2,206	76,741	$2,259
at IRR of at least 12.5%	153,727	$2,975	152,955	$3,308	115,107	$3,389

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

During the year ended December 31, 2013, 11,498 restricted stock unit awards were forfeited. During the year ended December 31, 2013, 295,751 restricted stock unit awards vested. Upon vesting, each restricted stock unit was converted into one share of Cinemark Holdings, Inc.’s common stock. In addition, Cinemark Holdings, Inc. paid approximately $939 in dividends on the vested restricted stock units, which represented dividends that had accumulated on the awards since they were granted. The fair value of the restricted stock unit awards that vested during the year ended December 31, 2013 was approximately $8,723. The Company recognized a tax benefit of approximately $3,663 during the year ended December 31, 2013 related to these vested awards.

The Company recorded total compensation expense of $3,101, $4,433 and $4,148 related to these restricted stock unit awards during the years ended December 31, 2011, 2012 and 2013, respectively. As of December 31, 2013, the Company had restricted stock units outstanding that represented a total of 802,529 hypothetical shares of common stock, net of actual cumulative forfeitures of 11,498 units, assuming the maximum IRR of at least 12.5% is achieved for all of the outstanding restricted stock unit awards. As of December 31, 2013, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $4,048, which assumes the high-point IRR level will be achieved for the 2010 and 2011 grants and the mid-point IRR level will be achieved for the 2012 and 2013 grants. The weighted average period over which this remaining compensation expense will be recognized is approximately one year.

17.	SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows:

	Year Ended December 31,
	2011	2012	2013
Cash paid for interest	$113,084	$117,172	$116,890
Cash paid for income taxes, net of refunds received	$29,106	$89,034	$136,124

Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$7,349	$(13,827)	$7,325
Theatre properties and equipment acquired under capital lease	$6,696	$18,754	$69,541
Change in fair market values of interest rate swap agreements, net of taxes	$4,867	$1,827	$3,151
Investment in NCM - receipt of common units (See Note 4)	$9,302	$9,137	$98,797
Investment in RealD (See Note 6)	$3,402	$—	$—
Investment in AC JV, LLC (see Note 14)	$—	$—	$8,333
Issuance of promissory note related to investment in AC JV, LLC (see Note 14)	$—	$—	$(8,333)
Change in fair market value of available-for-sale securities, net of taxes (See Note 6)	$(13,566)	$2,499	$(2,042)
Noncash distributions to Cinemark Holdings, Inc.	$(8,175)	$(5,356)	$(4,971)

(1)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2012 and 2013 were $4,685 and $12,010, respectively.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

18.	INCOME TAXES

Income before income taxes consisted of the following:

	Year Ended December 31,
	2011	2012	2013
Income before income taxes:
U.S.	$116,885	$185,389	$164,904
Foreign	90,940	113,611	101,177

Total	$207,825	$299,000	$266,081

Current and deferred income taxes were as follows:

	Year Ended December 31,
	2011	2012	2013
Current:
Federal	$17,808	$56,133	$98,206
Foreign	26,830	53,964	42,690
State	7,183	8,578	11,056

Total current expense	51,821	118,675	151,952

Deferred:
Federal	22,100	12,096	(30,833)
Foreign	(2,332)	(6,007)	2,653
State	2,283	1,452	(9,612)

Total deferred taxes	22,051	7,541	(37,792)

Income taxes	$73,872	$126,216	$114,160

A reconciliation between income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income before income taxes follows:

	Year Ended December 31,
	2011	2012	2013
Computed normal tax expense	$72,739	$104,649	$93,128
Foreign inflation adjustments	(1,587)	(33)	67
State and local income taxes, net of federal income tax impact	7,365	7,511	858
Foreign losses not benefited and other changes in valuation allowance	(676)	(711)	(2,052)
Foreign tax rate differential	(3,321)	(1,545)	(336)
Foreign dividends	4,173	10,576	3,294
Sale of Mexican subsidiaries	—	—	21,406
Changes in uncertain tax positions	396	13,729	(2,024)
Other — net	(5,217)	(7,960)	(181)

Income taxes	$73,872	$126,216	$114,160

The Company reinvests the undistributed earnings of its foreign subsidiaries, with the exception of its subsidiaries in Ecuador and Mexico. Accordingly, deferred U.S. federal and state income taxes are provided only on the undistributed earnings of the Company’s subsidiaries in Ecuador and Mexico. As of December 31, 2013, the cumulative amount of undistributed earnings of the foreign subsidiaries on which the Company has not recognized income taxes was approximately $299,000. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Deferred Income Taxes

The tax effects of significant temporary differences and tax loss and tax credit carryforwards comprising the net long-term deferred income tax liabilities as of December 31, 2012 and 2013 consisted of the following:

	December 31,
	2012	2013
Deferred liabilities:
Theatre properties and equipment	$96,733	$126,794
Deferred intercompany sales	14,551	12,398
Intangible asset — other	23,944	25,761
Intangible asset — tradenames	115,939	122,129
Investment in partnerships	113,199	113,038

Total deferred liabilities	364,366	400,120

Deferred assets:
Deferred lease expenses	27,255	27,811
Theatre properties and equipment	5,884	—
Deferred revenue - NCM and Fandango	90,972	124,408
Capital lease obligations	54,551	79,064
Interest rate swap agreements	3,825	3,183
Tax loss carryforwards	7,700	7,653
Alternative minimum tax and other credit carryforwards	6,405	20,725
Other expenses, not currently deductible for tax purposes	30,724	33,307

Total deferred assets	227,316	296,151

Net deferred income tax liability before valuation allowance	137,050	103,969
Valuation allowance against deferred assets	13,326	25,711

Net deferred income tax liability	$150,376	$129,680

Net deferred tax liability — Foreign	$2,488	$21,729
Net deferred tax liability — U.S.	147,888	107,951

Total	$150,376	$129,680

The Company’s foreign tax credit carryforwards begin expiring in 2015. Some foreign net operating losses will expire in the next reporting period; however, some losses may be carried forward indefinitely. State net operating losses may be carried forward for periods of between five and twenty years with the last expiring year being 2029.

Uncertain Tax Positions

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties, for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013

Balance at January 1,	$15,197	$18,660	$33,222
Gross increases-tax positions in prior periods	3,153	14,462	413
Gross decreases-tax positions in prior periods	—	(3,321)	—
Gross increases - current period tax positions	3,729	3,672	1,476
Gross decreases - current period tax positions	(633)	—	—
Settlements	(2,467)	—	(15,444)
Foreign currency translation adjustments	(319)	(251)	(887)

Balance at December 31,	$18,660	$33,222	$18,780

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company had $34,475 and $20,130 of unrecognized tax benefits, including interest and penalties, as of December 31, 2012 and 2013, respectively. Of these amounts, $30,085 and $17,909 represent the amount of unrecognized tax benefits that if recognized would impact the effective income tax rate for the years ended December 31, 2012 and 2013, respectively. The Company had $4,576 and $4,671 accrued for interest and penalties as of December 31, 2012 and 2013, respectively.

The Company participates in the consolidated tax return of Cinemark Holdings, Inc. in the U.S. federal jurisdiction and in certain state and foreign jurisdictions and is routinely under audit by many different tax authorities. The Company believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. The Company is no longer subject to income tax audits from the Internal Revenue Service for years before 2010. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2009. Certain state returns were amended as a result of the Internal Revenue Service examination closures for 2002 through 2006, and the statutes remain open for those amendments. The Company is no longer subject to non-U.S. income tax examinations by tax authorities in its major non-U.S. tax jurisdictions for years before 2004.

The Company is currently under audit in the non-U.S. tax jurisdictions of Brazil and Chile. It is not expected that these audits will close in the next 12 months.

19.	COMMITMENTS AND CONTINGENCIES

Leases — The Company conducts a significant part of its theatre operations in leased properties under noncancelable operating and capital leases with terms generally ranging from 10 to 25 years. In addition to the minimum annual lease payments, some of the leases provide for contingent rentals based on operating results of the theatre and most require the payment of taxes, insurance and other costs applicable to the property. The Company can renew, at its option, a substantial portion of the leases at defined or then market rental rates for various periods. Some leases also provide for escalating rent payments throughout the lease term. A liability for deferred lease expenses of $38,297 and $43,552 at December 31, 2012 and 2013, respectively, has been provided to account for lease expenses on a straight-line basis, where lease payments are not made on such a basis. Theatre rent expense was as follows:

	Year Ended December 31,
	2011	2012	2013
Fixed rent expense	$200,006	$205,770	$224,056
Contingent rent and other facility lease expenses	76,272	75,845	83,795

Total facility lease expense	$276,278	$281,615	$307,851

Future minimum lease payments under noncancelable operating and capital leases that have initial or remaining terms in excess of one year at December 31, 2013 are due as follows:

	Operating Leases	Capital Leases
2014	$254,911	$31,198
2015	255,755	31,905
2016	247,757	31,841
2017	228,721	30,227
2018	196,415	30,568
Thereafter	881,622	170,775

Total	$2,065,181	326,514

Amounts representing interest payments		(110,158)

Present value of future minimum payments		$216,356
Current portion of capital lease obligations		(13,847)

Capital lease obligations, less current portion		$202,509

Employment Agreements — Cinemark Holdings, Inc. has employment agreements with Lee Roy Mitchell, Timothy Warner, Robert Copple, Valmir Fernandes, Michael Cavalier, Steve Bunnell and Rob Carmony that are subject to automatic extensions for a one-year period, unless the employment agreements are terminated. The base salaries stipulated in the employment agreements are subject to review at least annually during the term of the agreements for increase (but not decrease) by Cinemark Holdings, Inc.’s Compensation Committee. Management personnel subject to these employment agreements are eligible to receive annual cash incentive bonuses upon the Company meeting certain performance targets established by the Compensation Committee in the first quarter of the fiscal year.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Effective January 21, 2014, Cinemark Holdings, Inc. amended its employment agreements with Tim Warner and Robert Copple. Under these agreements Tim Warner will continue as the Company’s Chief Executive Officer and Robert Copple will assume the role of President and Chief Operating Officer. Mr. Copple will continue to serve as the Company’s Chief Financial Officer until a new Chief Financial Officer is hired by the Company. See Note 23 for additional information.

Retirement Savings Plan — The Company has a 401(k) retirement savings plan for the benefit of all employees and makes contributions as determined annually by the board of directors. Contribution payments of $2,410 and $2,483 were made in 2012 (for plan year 2011) and 2013 (for plan year 2012), respectively. A liability of approximately $2,753 has been recorded at December 31, 2013 for contribution payments to be made in 2014 (for plan year 2013).

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

The Company manages its international market and its U.S. market as separate reportable operating segments. The international segment consists of operations in Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The Company sold its theatres in Mexico on November 15, 2013. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues, primarily screen advertising. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report asset information by segment because that information is not used to evaluate the performance or allocate resources between segments.

Below is a breakdown of select financial information by reportable operating segment:

	Year Ended December 31,
	2011	2012	2013
Revenues:
U.S.	$1,593,667	$1,706,511	$1,912,674
International	696,119	777,663	783,053
Eliminations	(10,173)	(10,643)	(12,833)

Total revenues	$2,279,613	$2,473,531	$2,682,894

	Year Ended December 31,
	2011	2012	2013
Adjusted EBITDA:
U.S.	$372,739	$411,293	$456,866
International	148,261	179,375	169,834

Total Adjusted EBITDA	$521,000	$590,668	$626,700

	Year Ended December 31,
	2011	2012	2013
Capital expenditures:
U.S.	$79,510	$107,323	$117,488
International	105,309	113,404	142,182

Total capital expenditures	$184,819	$220,727	$259,670

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Year Ended December 31,
	2011	2012	2013
Net income	$133,953	$172,784	$151,921
Add (deduct):
Income taxes	73,872	126,216	114,160
Interest expense (1)	123,102	123,665	124,714
Loss on early retirement of debt	4,945	5,599	72,302
Loss on marketable securities – RealD	12,610	—	—
Other income (2)	(13,594)	(21,568)	(24,688)
Depreciation and amortization	154,449	147,675	163,970
Impairment of long-lived assets	7,033	3,031	3,794
(Gain) loss on sale of assets and other	8,792	12,168	(3,845)
Deferred lease expenses	4,155	4,104	5,701
Amortization of long-term prepaid rents	2,657	2,673	2,625
Share based awards compensation expense	9,026	14,321	16,046

Adjusted EBITDA	$521,000	$590,668	$626,700

(1)	Includes amortization of debt issue costs.
(2)

Includes interest income, foreign currency exchange gain (loss), and equity in income of affiliates and excludes distributions from NCM. Distributions from NCM are reported entirely within the U.S. operating segment.

Financial Information About Geographic Areas

Below is a breakdown of select financial information by geographic area:

	Year Ended December 31,
	2011	2012	2013
Revenues
U.S.	$1,593,667	$1,706,511	$1,912,674
Brazil	358,820	328,136	325,762
Other foreign countries	337,299	449,527	457,291
Eliminations	(10,173)	(10,643)	(12,833)

Total	$2,279,613	$2,473,531	$2,682,894

	December 31,
	2012	2013
Theatres properties and equipment, net
U.S.	$940,922	$1,062,471
Brazil	190,990	201,492
Other foreign countries	173,046	163,227

Total	$1,304,958	$1,427,190

21.	RELATED PARTY TRANSACTIONS

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is Cinemark Holdings, Inc.’s Chairman of the Board and directly and indirectly owns approximately 9% of Cinemark Holdings, Inc.’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $476, $522 and $558 of management fee revenues during the years ended December 31, 2011, 2012 and 2013, respectively. All such amounts are included in the Company’s consolidated financial statements with the intercompany amounts eliminated in consolidation. The Company also paid distributions to Lone Star Theatres, Inc. of $1,000 during the year ended December 31, 2013.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC to use, on occasion, a private aircraft owned by Copper Beech Capital, LLC. Copper Beech Capital, LLC is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech Capital, LLC the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip. For the years ended December 31, 2011, 2012 and 2013, the aggregate amounts paid to Copper Beech Capital, LLC for the use of the aircraft was approximately $86, $82 and $91, respectively.

The Company currently leases 18 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 19 leases, 16 have fixed minimum annual rent. The three leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. For the years ended December 31, 2011, 2012 and 2013, the Company paid total rent of approximately $25,216, $24,783 and $22,876, respectively, to Syufy.

The Company has paid certain fees and expenses on behalf of its parent, Cinemark Holdings, Inc. and Cinemark Holdings, Inc. has paid income taxes on behalf of the Company. The Company paid cash dividends to Cinemark Holdings, Inc. of $95,000, $95,750 and $105,150 for the years ended December 31, 2011, 2012 and 2013, respectively. Additionally, the Company made noncash distributions to Cinemark Holdings, Inc. of $8,175, $5,356 and $4,971 for the years ended December 31, 2011, 2012 and 2013, respectively, related to expenses paid on behalf of Cinemark Holdings, Inc.

22.	VALUATION AND QUALIFYING ACCOUNTS

The Company’s valuation allowance for deferred tax assets for the years ended December 31, 2011, 2012 and 2013 were as follows:

Valuation Allowance for Deferred Tax Assets
Balance at January 1, 2011	$15,425
Additions	2,338
Deductions	(2,320)

Balance at December 31, 2011	$15,443
Additions	6,298
Deductions	(8,415)

Balance at December 31, 2012	$13,326
Additions	14,162
Deductions	(1,777)

Balance at December 31, 2013	$25,711

23.	SUBSEQUENT EVENT – CHANGES IN SENIOR LEADERSHIP

Effective January 21, 2014, Cinemark Holdings, Inc. entered into a Second Amended and Restated Employment Agreement (the “Second Amended Agreement”) with Tim Warner, amending the Amended and Restated Employment Agreement between Cinemark Holdings, Inc. and Mr. Warner dated March 30, 2012. The Second Amended Agreement expires April 1, 2016. Pursuant to the Second Amended Agreement, Mr. Warner will continue to serve as the Company’s Chief Executive Officer and the Company will provide Mr. Warner with a base salary that is subject to annual review by Cinemark Holdings, Inc.’s Compensation Committee for increase (but not decrease). Mr. Warner is eligible to participate in the Cinemark Holdings, Inc. Performance Bonus Plan (the “Bonus Plan”) and he will continue to be eligible to participate in and receive grants of equity incentive awards under the Company’s Amended and Restated 2006 Long Term Incentive Plan (the “Incentive Plan”).

Effective January 21, 2014 (the “Effective Date”), Cinemark Holdings, Inc. also entered into an Amended and Restated Employment Agreement (the “Amended Employment Agreement”) with Robert Copple, amending the employment agreement between Cinemark Holdings, Inc. and Mr. Copple dated June 16, 2008. Pursuant to the Amended Employment Agreement, Mr. Copple will serve as the Company’s President and Chief Operating Officer. Mr. Copple will also continue to serve as the Chief Financial Officer until a new Chief Financial Officer is hired by the Company. The term

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

of Mr. Copple’s employment with the Company shall continue for a period of three years from the Effective Date; provided, however, that on the second anniversary of the Effective Date and on each anniversary of the Effective Date thereafter, the Term shall be automatically extended for an additional one-year period unless Mr. Copple’s employment with the Company is terminated. Mr. Copple is eligible to participate in the Bonus Plan and he will continue to be eligible to participate in and receive grants of equity incentive awards under the Company’s Incentive Plan.

24.	CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION OF SUBSIDIARY GUARANTORS

As of December 31, 2013, the Company had outstanding $400,000 aggregate principal amount of 5.125% senior notes due 2022, or the 5.125% Senior Notes, $530,000 aggregate principal amount of 4.875% senior notes due 2023, or the 4.875% Senior Notes, and $200,000 aggregate principal amount of 7.375% senior subordinated notes due 2021, or the Senior Subordinated Notes (collectively the “Notes”). The condensed consolidating financial statement information for the year ended December 31, 2011 has been recast to reflect the subsidiary guarantors as of December 31, 2012 and 2013. These Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the following subsidiaries of Cinemark USA, Inc.:

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

The following supplemental condensed consolidating financial statement information presents:

1.	Condensed consolidating balance sheet information as of December 31, 2012 and 2013, condensed consolidating statements of income information, condensed consolidating statements of comprehensive income information and condensed consolidating statements of cash flows information for the years ended December 31, 2011, 2012 and 2013.

2.	Cinemark USA, Inc. (the “Parent” and “Issuer”), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method of accounting and therefore, the Parent column reflects the equity income (loss) of its Guarantor Subsidiaries and Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Guarantor Subsidiaries and Non-Guarantor Subsidiaries column. Additionally, the Guarantor Subsidiaries column reflects the equity income (loss) of its Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Non-Guarantor Subsidiaries column.

3.	Elimination entries necessary to consolidate the Parent and all of its Subsidiaries.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

DECEMBER 31, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)

Assets
Current assets
Cash and cash equivalents	$305,627	$193,863	$242,605	$—	$742,095
Other current assets	52,358	14,599	76,834	(41,294)	102,497
Accounts receivable from parent or subsidiaries	338,278	—	—	(338,278)	—

Total current assets	696,263	208,462	319,439	(379,572)	844,592

Theatre properties and equipment - net	341,091	580,595	383,272	—	1,304,958

Investment in subsidiaries	1,087,263	423,812	—	(1,511,075)	—

Other assets	1,185,478	140,192	393,670	(6,478)	1,712,862

Total assets	$3,310,095	$1,353,061	$1,096,381	$(1,897,125)	$3,862,412

Liabilities and equity

Current liabilities

Current portion of long-term debt	$7,000	$—	$2,546	$—	$9,546
Current portion of capital lease obligations	2,070	6,682	2,312	—	11,064
Accounts payable and accrued expenses	119,057	84,235	150,044	(36,755)	316,581
Accounts payable to parent or subsidiaries	—	273,776	64,502	(338,278)	—

Total current liabilities	128,127	364,693	219,404	(375,033)	337,191

Long-term liabilities
Long-term debt, less current portion	1,754,464	—	—		1,754,464
Capital lease obligations, less current portion	28,182	85,765	25,160	—	139,107
Other long-term liabilities and deferrals	314,029	83,590	148,836	(11,017)	535,438

Total long-term liabilities	2,096,675	169,355	173,996	(11,017)	2,429,009

Commitments and contingencies

Equity
Cinemark USA, Inc.’s stockholder’s equity:
Common stock	49,543	457,368	10,218	(467,586)	49,543
Other stockholder’s equity	1,035,750	361,645	681,844	(1,043,489)	1,035,750

Total Cinemark USA, Inc. stockholder’s equity	1,085,293	819,013	692,062	(1,511,075)	1,085,293
Noncontrolling interests	—	—	10,919	—	10,919

Total equity	1,085,293	819,013	702,981	(1,511,075)	1,096,212

Total liabilities and equity	$3,310,095	$1,353,061	$1,096,381	$(1,897,125)	$3,862,412

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

DECEMBER 31, 2013

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)

Assets
Current assets
Cash and cash equivalents	$62,065	$175,758	$362,071	$—	$599,894
Other current assets	129,514	27,819	85,315	(112,978)	129,670
Accounts receivable from parent or subsidiaries	481,730	—	—	(481,730)	—

Total current assets	673,309	203,577	447,386	(594,708)	729,564

Theatre properties and equipment - net	448,732	594,720	383,738	—	1,427,190

Investment in subsidiaries	1,124,212	394,250	—	(1,518,462)	—

Other assets	1,411,542	138,199	437,488	145	1,987,374

Total assets	$3,657,795	$1,330,746	$1,268,612	$(2,113,025)	$4,144,128

Liabilities and equity

Current liabilities

Current portion of long-term debt	$7,000	$—	$2,856	$—	$9,856
Current portion of capital lease obligations	4,056	8,000	1,791	—	13,847
Accounts payable and accrued expenses	250,015	93,045	135,124	(107,588)	370,596
Accounts payable to parent or subsidiaries	—	328,297	153,433	(481,730)	—

Total current liabilities	261,071	429,342	293,204	(589,318)	394,299

Long-term liabilities
Long-term debt, less current portion	1,816,000	—	6,944	—	1,822,944
Capital lease obligations, less current portion	93,231	84,540	24,738	—	202,509
Other long-term liabilities and deferrals	392,207	85,155	147,978	(5,245)	620,095

Total long-term liabilities	2,301,438	169,695	179,660	(5,245)	2,645,548

Commitments and contingencies

Equity
Cinemark USA, Inc.’s stockholder’s equity:
Common stock	49,543	457,368	10,219	(467,587)	49,543
Other stockholder’s equity	1,045,743	274,341	776,534	(1,050,875)	1,045,743

Total Cinemark USA, Inc. stockholder’s equity	1,095,286	731,709	786,753	(1,518,462)	1,095,286
Noncontrolling interests	—	—	8,995	—	8,995

Total equity	1,095,286	731,709	795,748	(1,518,462)	1,104,281

Total liabilities and equity	$3,657,795	$1,330,746	$1,268,612	$(2,113,025)	$4,144,128

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2011

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)

Revenues	$608,978	$995,704	$720,594	$(45,663)	$2,279,613

Cost of operations
Theatre operating expenses	505,348	679,476	534,023	(45,663)	1,673,184
General and administrative expenses	18,535	62,379	44,514	—	125,428
Depreciation and amortization	34,542	76,603	43,304	—	154,449
Impairment of long-lived assets	3,156	479	3,398	—	7,033
Loss on sale of assets and other	3,717	4,789	286	—	8,792

Total cost of operations	565,298	823,726	625,525	(45,663)	1,968,886

Operating income	43,680	171,978	95,069	—	310,727

Other income (expense)
Interest expense	(111,421)	(10,556)	(1,280)	155	(123,102)
Distributions from NCM	1,566	—	22,595	—	24,161
Equity in income of affiliates	185,405	54,922	5,680	(240,356)	5,651
Loss on early retirement of debt	(4,945)	—	—	—	(4,945)
Loss on marketable securities - RealD	(12,610)	—	—	—	(12,610)
Other income	441	265	7,392	(155)	7,943

Total other income	58,436	44,631	34,387	(240,356)	(102,902)

Income before income taxes	102,116	216,609	129,456	(240,356)	207,825
Income taxes	(29,812)	61,853	41,831	—	73,872

Net income	131,928	154,756	87,625	(240,356)	133,953
Less: Net income attributable to noncontrolling interests	—	—	2,025	—	2,025

Net income attributable to Cinemark USA, Inc.	$131,928	$154,756	$85,600	$(240,356)	$131,928

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)

Revenues	$665,280	$1,040,394	$803,133	$(35,276)	$2,473,531

Cost of operations
Theatre operating expenses	528,658	707,800	577,149	(35,276)	1,778,331
General and administrative expenses	19,452	73,862	53,128	—	146,442
Depreciation and amortization	33,475	60,568	53,632	—	147,675
Impairment of long-lived assets	1,364	1,329	338	—	3,031
(Gain) loss on sale of assets and other	1,357	10,898	(87)	—	12,168

Total cost of operations	584,306	854,457	684,160	(35,276)	2,087,647

Operating income	80,974	185,937	118,973	—	385,884

Other income (expense)
Interest expense	(110,683)	(10,187)	(2,871)	76	(123,665)
Distributions from NCM	1,383	—	19,429	—	20,812
Equity in income of affiliates	197,940	54,783	13,109	(252,723)	13,109
Loss on early retirement of debt	(5,599)	—	—	—	(5,599)
Other income	99	111	8,325	(76)	8,459

Total other income	83,140	44,707	37,992	(252,723)	(86,884)

Income before income taxes	164,114	230,644	156,965	(252,723)	299,000
Income taxes	(6,199)	67,585	64,830	—	126,216

Net income	170,313	163,059	92,135	(252,723)	172,784
Less: Net income attributable to noncontrolling interests	—	—	2,471	—	2,471

Net income attributable to Cinemark USA, Inc.	$170,313	$163,059	$89,664	$(252,723)	$170,313

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2013

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)

Revenues	$816,489	$1,099,257	$808,972	$(41,824)	$2,682,894

Cost of operations
Theatre operating expenses	650,731	743,531	585,695	(41,824)	1,938,133
General and administrative expenses	22,275	78,749	62,110	—	163,134
Depreciation and amortization	43,501	63,234	57,235	—	163,970
Impairment of long-lived assets	2,301	319	1,174	—	3,794
(Gain) loss on sale of assets and other	99	1,870	(5,814)	—	(3,845)

Total cost of operations	718,907	887,703	700,400	(41,824)	2,265,186

Operating income	97,582	211,554	108,572	—	417,708

Other income (expense)
Interest expense	(110,484)	(9,915)	(4,315)	—	(124,714)
Distributions from NCM	124	—	20,577	—	20,701
Equity in income of affiliates	196,580	54,524	22,682	(251,104)	22,682
Loss on early retirement of debt	(72,302)	—	—	—	(72,302)
Other income (expense)	101	(8)	1,913	—	2,006

Total other income	14,019	44,601	40,857	(251,104)	(151,627)

Income before income taxes	111,601	256,155	149,429	(251,104)	266,081
Income taxes	(38,242)	76,938	75,464	—	114,160

Net income	149,843	179,217	73,965	(251,104)	151,921
Less: Net income attributable to noncontrolling interests	—	—	2,078	—	2,078

Net income attributable to Cinemark USA, Inc.	$149,843	$179,217	$71,887	$(251,104)	$149,843

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2011

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)

Net income	$131,928	$154,756	$87,625	$(240,356)	$133,953

Other comprehensive income (loss), net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $3,786	(2,830)	—	—	—	(2,830)
Unrealized loss due to fair value adjustments on available-for-sale securities, net of taxes of $8,128	(13,566)	—	—	—	(13,566)
Amortization of accumulated other comprehensive loss on terminated swap agreement	4,236	—	—	—	4,236
Foreign currency translation adjustments	(46,058)	—	(46,280)	46,058	(46,280)

Total other comprehensive loss, net of tax	(58,218)	—	(46,280)	46,058	(58,440)

Total comprehensive income, net of tax	$73,710	$154,756	$41,345	$(194,298)	$75,513
Comprehensive income attributable to noncontrolling interests	—	—	(1,803)	—	(1,803)

Comprehensive income attributable to Cinemark USA, Inc.	$73,710	$154,756	$39,542	$(194,298)	$73,710

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)

Net income	$170,313	$163,059	$92,135	$(252,723)	$172,784

Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $557	1,020	—	—	—	1,020
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $1,499	2,499	—	—	—	2,499
Amortization of accumulated other comprehensive loss on terminated swap agreement	2,470	—	—	—	2,470
Foreign currency translation adjustments	(20,005)	—	(20,232)	20,005	(20,232)

Total other comprehensive loss, net of tax	(14,016)	—	(20,232)	20,005	(14,243)

Total comprehensive income, net of tax	$156,297	$163,059	$71,903	$(232,718)	$158,541
Comprehensive income attributable to noncontrolling interests	—	—	(2,244)	—	(2,244)

Comprehensive income attributable to Cinemark USA, Inc.	$156,297	$163,059	$69,659	$(232,718)	$156,297

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2013

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)

Net income	$149,843	$179,217	$73,965	$(251,104)	$151,921

Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $1,865	3,151	—	—	—	3,151
Unrealized loss due to fair value adjustments on available-for-sale securities, net of taxes of $1,223	(2,041)	—	—	—	(2,041)
Other comprehensive income in equity method investments	2,386	—	2,386	(2,386)	2,386
Foreign currency translation adjustments	(47,734)	—	(47,699)	47,734	(47,699)

Total other comprehensive loss, net of tax	(44,238)	—	(45,313)	45,348	(44,203)

Total comprehensive income, net of tax	$105,605	$179,217	$28,652	$(205,756)	$107,718
Comprehensive income attributable to noncontrolling interests	—	—	(1,996)	—	(1,996)

Comprehensive income attributable to Cinemark USA, Inc.	$105,605	$179,217	$26,656	$(205,756)	$105,722

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2011

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)

Operating activities
Net income	$131,928	$154,756	$87,625	$(240,356)	$133,953
Adjustments to reconcile net income to cash provided by operating activities	(133,695)	29,871	89,359	240,356	225,891
Changes in assets and liabilities	143,020	(143,392)	31,412	—	31,040

Net cash provided by operating activities	141,253	41,235	208,396	—	390,884

Investing activities
Additions to theatre properties and equipment	(46,407)	(32,240)	(106,172)	—	(184,819)
Proceeds from sale of theatre properties and equipment	952	3,790	1,488	—	6,230
Acquisition of ten theatres in Argentina	—	—	(66,958)	—	(66,958)
Net transactions with affiliates	3,398	11,052	—	(14,450)	—
Investment in joint ventures and other	(8)	—	(1,512)	—	(1,520)

Net cash used for investing activities	(42,065)	(17,398)	(173,154)	(14,450)	(247,067)

Financing activities
Dividends paid to parent	(95,000)	(1,325)	(13,125)	14,450	(95,000)
Payroll taxes paid as a result of restricted stock withholdings	—	(494)	—	—	(494)
Proceeds from issuance of senior subordinated notes	200,000	—	—	—	200,000
Repayments of other long-term debt	(166,877)	—	(21)	—	(166,898)
Net changes in intercompany notes	—	—	—	—	—
Payments on capital leases	(1,651)	(5,057)	(818)	—	(7,526)
Payment of debt issue costs	(4,539)	—	—	—	(4,539)
Purchase of noncontrolling interest in Cinemark Chile	—	—	(1,443)	—	(1,443)
Other	—	—	(2,120)	—	(2,120)

Net cash used for financing activities	(68,067)	(6,876)	(17,527)	14,450	(78,020)

Effect of exchange rate changes on cash and cash equivalents	—	—	(9,309)	—	(9,309)

Increase in cash and cash equivalents	31,121	16,961	8,406	—	56,488
Cash and cash equivalents:
Beginning of year	70,054	185,660	209,051	—	464,765

End of year	$101,175	$202,621	$217,457	$—	$521,253

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)

Operating activities
Net income	$170,313	$163,059	$92,135	$(252,723)	$172,784
Adjustments to reconcile net income to cash provided by operating activities	(152,552)	25,749	55,737	252,723	181,657
Changes in assets and liabilities	144,628	(139,350)	34,914	—	40,192

Net cash provided by operating activities	162,389	49,458	182,786	—	394,633

Investing activities
Additions to theatre properties and equipment	(50,162)	(56,578)	(113,987)	—	(220,727)
Proceeds from sale of theatre properties and equipment	701	596	679	—	1,976
Acquisition of theatres in the U.S.	(14,080)	—	—	—	(14,080)
Net transactions with affiliates	27,532	6,362	—	(33,894)	—
Investment in joint ventures and other	—	—	(1,480)	—	(1,480)

Net cash used for investing activities	(36,009)	(49,620)	(114,788)	(33,894)	(234,311)

Financing activities
Dividends paid to parent	(95,750)	(700)	(33,051)	33,751	(95,750)
Capital contributions from parent	—	—	3,000	(3,000)	—
Payroll taxes paid as a result of restricted stock withholdings	—	(3,263)	—	—	(3,263)
Proceeds from issuance of senior subordinated notes	400,000	—	—	—	400,000
Repayments of other long-term debt	(205,887)	—	(2,779)	—	(208,666)
Net changes in intercompany notes	—	—	(3,143)	3,143	—
Payments on capital leases	(1,838)	(5,884)	(1,729)	—	(9,451)
Payment of debt issue costs	(18,453)	—	—	—	(18,453)
Other	—	1,251	(2,086)	—	(835)

Net cash provided by (used for) financing activities	78,072	(8,596)	(39,788)	33,894	63,582

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,062)	—	(3,062)

Increase (decrease) in cash and cash equivalents	204,452	(8,758)	25,148	—	220,842
Cash and cash equivalents:
Beginning of year	101,175	202,621	217,457	—	521,253

End of year	$305,627	$193,863	$242,605	$—	$742,095

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2013

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)

Operating activities
Net income	$149,843	$179,217	$73,965	$(251,104)	$151,921
Adjustments to reconcile net income to cash provided by operating activities	(174,847)	22,276	44,824	251,104	143,357
Changes in assets and liabilities	115,254	(148,810)	47,640	—	14,084

Net cash provided by operating activities	90,250	52,683	166,429	—	309,362

Investing activities
Additions to theatre properties and equipment	(49,948)	(74,568)	(143,154)	—	(259,670)
Proceeds from sale of theatre properties and equipment	21,084	8,881	4,306	—	34,271
Acquisition of theatres in the U.S., net of cash acquired	(259,247)	—	—	—	(259,247)
Proceeds from disposition of Mexico theatres	—	—	126,167	—	126,167
Net transactions with affiliates	2,633	3,000	707	(6,340)	—
Investment in joint ventures and other	—	—	(6,222)	—	(6,222)

Net cash used for investing activities	(277,478)	(62,687)	(18,196)	(6,340)	(364,701)

Financing activities
Dividends paid to parent	(105,150)	(707)	(5,633)	6,340	(105,150)
Payroll taxes paid as a result of restricted stock withholdings	—	(3,464)	—	—	(3,464)
Issuance of senior notes	530,000	—	—	—	530,000
Redemption of senior notes	(461,946)	—	—	—	(461,946)
Net repayments of other long-term debt	(7,000)	—	(866)	—	(7,866)
Payments on capital leases	(2,910)	(6,892)	(2,213)	—	(12,015)
Payment of debt issue costs	(9,328)	—	—	—	(9,328)
Purchase of noncontrolling interest in a Brazilian subsidiary	—	—	(5,621)	—	(5,621)
Other	—	2,962	(2,918)	—	44

Net cash used for financing activities	(56,334)	(8,101)	(17,251)	6,340	(75,346)

Effect of exchange rate changes on cash and cash equivalents	—	—	(11,516)	—	(11,516)

Increase (decrease) in cash and cash equivalents	(243,562)	(18,105)	119,466	—	(142,201)
Cash and cash equivalents:
Beginning of year	305,627	193,863	242,605	—	742,095

End of year	$62,065	$175,758	$362,071	$—	$599,894

UNAUDITED SUPPLEMENTAL SCHEDULES

As required by the indentures governing the Company’s 5.125% Senior Notes, 4.875% Senior Notes and Senior Subordinated Notes (collectively the “Notes”), the Company has included in this filing, financial information for its subsidiaries that have been designated as unrestricted subsidiaries as defined by the indentures. As required by the indentures governing the Notes, the Company has included a condensed consolidating balance sheet and condensed consolidating statements of income, comprehensive income and cash flows for the Company and its subsidiaries. These supplementary schedules separately identify the Company’s restricted subsidiaries and unrestricted subsidiaries as required by the indentures.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

DECEMBER 31, 2013

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$462,523	$137,371	$—	$599,894
Other current assets	183,225	(53,555)	—	129,670

Total current assets	645,748	83,816	—	729,564

Theatre properties and equipment, net	1,427,190	—	—	1,427,190

Other assets	1,868,491	225,902	(107,019)	1,987,374

Total assets	$3,941,429	$309,718	$(107,019)	$4,144,128

Liabilities and equity

Current liabilities
Current portion of long-term debt	$8,467	$1,389	$—	$9,856
Current portion of capital lease obligations	13,847	—	—	13,847
Accounts payable and accrued expenses	370,488	108	—	370,596

Total current liabilities	392,802	1,497	—	394,299

Long-term liabilities
Long-term debt, less current portion	1,816,000	6,944	—	1,822,944
Capital lease obligations, less current portion	202,509	—	—	202,509
Other long-term liabilities and deferrals	514,980	105,115	—	620,095

Total long-term liabilities	2,533,489	112,059	—	2,645,548

Commitments and contingencies

Equity	1,015,138	196,162	(107,019)	1,104,281

Total liabilities and equity	$3,941,429	$309,718	$(107,019)	$4,144,128

Note:	“Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2013

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated

Revenues	$2,682,894	$—	$—	$2,682,894

Cost of operations
Theatre operating costs	1,938,133	—	—	1,938,133
General and administrative expenses	163,133	1	—	163,134
Depreciation and amortization	163,970	—	—	163,970
Impairment of long-lived assets	3,794	—	—	3,794
Gain on sale of assets and other	(3,845)	—	—	(3,845)

Total cost of operations	2,265,185	1	—	2,265,186

Operating income (loss)	417,709	(1)	—	417,708

Other income (expense)	(194,915)	43,288	—	(151,627)

Income before income taxes	222,794	43,287	—	266,081
Income taxes	97,927	16,233	—	114,160

Net income	124,867	27,054	—	151,921
Less: Net income attributable to noncontrolling interests	2,078	—	—	2,078

Net income attributable to Cinemark USA, Inc.	$122,789	$27,054	$—	$149,843

Note:	“Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2013

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated

Net income	$124,867	$27,054	$—	$151,921

Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $1,865	3,151	—	—	3,151
Unrealized loss due to fair value adjustments on available-for-sale securities, net of taxes of $1,223	(2,041)	—	—	(2,041)
Other comprehensive income in equity method investments	—	2,386	—	2,386
Foreign currency translation adjustments	(47,699)	—	—	(47,699)

Total other comprehensive income (loss), net of tax	(46,589)	2,386	—	(44,203)

Total comprehensive income, net of tax	78,278	29,440	—	107,718
Comprehensive income attributable to noncontrolling interests	(1,996)	—	—	(1,996)

Comprehensive income attributable to Cinemark USA, Inc.	$76,282	$29,440	$—	$105,722

Note:	“Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2013

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Operating activities
Net income	$124,867	$27,054	$—	$151,921
Adjustments to reconcile net income to cash provided by operating activities	152,381	(9,024)	—	143,357
Changes in assets and liabilities	(3,735)	17,819	—	14,084

Net cash provided by operating activities	273,513	35,849	—	309,362

Investing activities
Additions to theatre properties and equipment	(259,670)	—	—	(259,670)
Proceeds from sale of theatre properties and equipment	34,271	—	—	34,271
Acquisitions of theatres in the U.S., net of cash acquired	(259,247)	—	—	(259,247)
Proceeds from disposition of Mexico theatres	126,167	—	—	126,167
Investment in joint ventures and other	—	(6,222)	—	(6,222)

Net cash used for investing activities	(358,479)	(6,222)	—	(364,701)

Financing activities
Dividends paid to parent	(105,150)	—	—	(105,150)
Issuance of senior notes	530,000	—	—	530,000
Redemption of senior notes	(461,946)	—	—	(461,946)
Net repayments of long-term debt	(7,866)	—	—	(7,866)
Payment of debt issue costs	(9,328)	—	—	(9,328)
Payments on capital leases	(12,015)	—	—	(12,015)
Purchase of noncontrolling interests	(5,621)	—	—	(5,621)
Other	(3,420)	—	—	(3,420)

Net cash used for financing activities	(75,346)	—	—	(75,346)

Effect of exchange rate changes on cash and cash equivalents	(11,516)	—	—	(11,516)

Increase (decrease) in cash and cash equivalents	(171,828)	29,627	—	(142,201)
Cash and cash equivalents:
Beginning of year	634,351	107,744	—	742,095

End of year	$462,523	$137,371	$—	$599,894

Note:	“Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes and senior subordinated notes.

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR

CINEMARK USA, INC.

FOR FISCAL YEAR ENDED

DECEMBER 31, 2013

EXHIBIT INDEX

Number	Exhibit Title

2.1(a)	Stock Contribution and Exchange Agreement, dated as of August 7, 2006, by and between Cinemark Holdings, Inc., Cinemark, Inc., Syufy Enterprises, LP and Century Theatres Holdings, LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on August 11, 2006).

2.1(b)	Stock Purchase Agreement, dated as of August 7, 2006, by and among Cinemark USA, Inc., Cinemark Holdings, Inc., Syufy Enterprises LP, Century Theatres, Inc. and Century Theatres Holdings, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, File No, 000-47040, filed by Cinemark USA, Inc. on August 11, 2006).

2.2	Contribution and Exchange Agreement, dated as of August 7, 2006, by and among Cinemark Holdings, Inc. and Lee Roy Mitchell, The Mitchell Special Trust, Alan W. Stock, Timothy Warner, Robert Copple, Michael Cavalier, Northwestern University, John Madigan, Quadrangle Select Partners LP, Quadrangle Capital Partners A LP, Madison Dearborn Capital Partners IV, L.P., K&E Investment Partners, LLC — 2004-B-DIF, Piola Investments Ltd., Quadrangle (Cinemark) Capital Partners LP and Quadrangle Capital Partners LP (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on August 11, 2006).

2.3	Asset Purchase Agreement, dated as of November 16, 2012, by and among Cinemark USA, Inc., Rave Real Property Holdco, LLC and certain of its subsidiaries, Rave Cinemas, LLC and RC Processing, LLC. (incorporated by reference to Exhibit 2.3 to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 28, 2013).

3.1	Second Amended and Restated Certificate of Incorporation of Cinemark Holdings, Inc. filed with the Delaware Secretary of State on April 9, 2007 (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to our Registration Statement on Form S-1, File No. 333-140390, filed April 9, 2007).

3.2(a)	Amended and Restated Bylaws of Cinemark Holdings, Inc. dated April 9, 2007 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to our Registration Statement on Form S-1, File No. 333-140390, filed April 9, 2007).

3.2(b)	First Amendment to the Amended and Restated Bylaws of Cinemark Holdings, Inc. dated April 16, 2007 (incorporated by reference to Exhibit 3.2(b) to Amendment No. 4 to our Registration Statement on Form S-1, File No. 333-140390, filed April 19, 2007).

4.1	Specimen stock certificate of Cinemark Holdings, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to our Registration Statement on Form S-1, File No. 333-140390, filed April 9, 2007).

4.2(a)	Indenture dated as of June 29, 2009, between Cinemark USA, Inc. and Wells Fargo Bank, N.A., as trustee governing the 8 5/8% senior notes of Cinemark USA, Inc. issued thereunder (incorporated by reference to Exhibit 4.2 to the Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed July 6, 2009).

4.2(b)	Form of 8 5/8% senior notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.4(a) above) (incorporated by reference to Exhibit 4.3 to the Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed July 6, 2009).

4.3(a)	Indenture, dated as of June 3, 2011, between Cinemark USA, Inc. and Wells Fargo Bank, N.A. governing the 7 3/8% senior subordinated notes issued thereunder (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed on July 6, 2011).

4.3(b)	Form of 7 3/8% senior subordinated notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.6(a) above) (incorporated by reference to Exhibit 4.3 to the Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on July 6, 2011).

4.4(a)	Indenture, dated as of December 18, 2012, between Cinemark USA, Inc. and Wells Fargo Bank, N.A. governing the 5 1/8% senior notes issued thereunder (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed on December 20, 2012).

4.4(b)	Form of 5 1/8% senior notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.7(a) above) (incorporated by reference to Exhibit 4.1 to the Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on December 20, 2012).

4.5	Exchange and Registration Rights Agreement, dated as of December 18, 2012, by and among Cinemark USA, Inc., the Guarantors and Barclay’s Capital Inc., Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC and Nomura Securities International, Inc. (incorporated by reference to Exhibit 4.2 to Cinemark Holdings Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on December 20, 2012).

10.1(a)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994).

10.1(b)	First Amendment to Management Agreement of Laredo Theatre, Ltd., effective as of December 10, 2003, between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

10.1(c)	Second Amendment to Management of Laredo Theatres, Ltd., effective as of December 10, 2008, between CNMK Texas Properties, L.L.C. (Successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(c) to the Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).

10.2	License Agreement, dated December 10, 1993, between Laredo Joint Venture and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994).

10.4(a)	Amended and Restated Credit Agreement, dated as of December 18, 2012, among Cinemark USA, Inc., Cinemark Holdings, Inc., the several banks and other financial institutions and entities from time to time parties thereto, Barclays Bank PLC, Deutsche Bank Securities Inc., Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as joint bookrunners, Morgan Stanley Senior Funding, Inc., as syndication agent, Deutsche Bank Securities Inc., Wells Fargo Securities, Inc. and Webster Bank, N.A., as co-documentation agents, and Barclays Bank PLC, as administrative agent. (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on December 20, 2012).

10.4(b)	Guarantee and Collateral Agreement, dated as of October 5, 2006, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc. and each subsidiary guarantor party thereto (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on October 12, 2006).

10.4(c)	Reaffirmation agreement, dated as of December 18, 2012, between Cinemark Holdings, Inc., Cinemark USA, Inc. and each subsidiary guarantor party thereto (incorporated by reference to Exhibit 10.4(c) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 28, 2013).

10.5(a)	Tax Sharing Agreement, between Cinemark USA, Inc. and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc. ), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1993).

10.5(b)	Tax Sharing Agreement, dated as of July 28, 1993, between Cinemark USA, Inc. and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4, File No. 033-72114, filed November 24, 1993).

+10.6(a)	Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Robert Copple (incorporated by reference to Exhibit 10.3 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 333-140390, filed August 8, 2008).

+10.6(b)	Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Michael Cavalier (incorporated by reference to Exhibit 10.4 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 333-140390, filed August 8, 2008).

+10.6(c)	Employment Agreement, dated as of December 15, 2008, between Cinemark Holdings, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.5 (q) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).

+10.6(d)	Employment Agreement, dated as of December 15, 2008, between Cinemark Holdings, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.5 (r) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).

+10.6(e)	Employment agreement, dated as of April 7, 2009, between Cinemark Holdings, Inc. and Steven Bunnell (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 7, 2009).

+10.6(f)	Employment Agreement, dated as of February 15, 2010, between Cinemark Holdings, Inc. and Valmir Fernandes (incorporated by reference to Exhibit 10.5(v) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 10, 2010).

+10.7(a)	Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Quarterly Report on form 10-Q, File No. 001-33401, filed May 9, 2008).

+10.7(b)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7(b) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed February 1, 2007).

+10.7(c)	Form of Restricted Share Award Agreement pursuant to the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 4.6 to Cinemark Holdings, Inc.’s Registration Statement on Form S-8, File No. 333-146349, filed August 29, 2008).

+10.7(d)	Form of Restricted Stock Unit Award Agreement pursuant to the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.7(f) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 29, 2012).

10.8	Exhibitor Services Agreement, dated as of February 13, 2007, by and between National CineMedia, LLC and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed March 16, 2007).

10.9	Third Amended and Restated Limited Liability Company Operating Agreement, dated as of February 12, 2007, by and between Cinemark Media, Inc., American Multi-Cinema, Inc., Regal CineMedia, LLC and National CineMedia, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed March 16, 2007).

10.10(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.10(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.10(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.10(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.10(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.11(a)	Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.11(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.11(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.11(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.11(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.12(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA (incorporated by reference to Exhibit 10.12(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.12(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA (incorporated by reference to Exhibit 10.12(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.12(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA (incorporated by reference to Exhibit 10.12(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.12(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA (incorporated by reference to Exhibit 10.12(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.12(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA (incorporated by reference to Exhibit 10.12(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.13(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA (incorporated by reference to Exhibit 10.13(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.13(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA (incorporated by reference to Exhibit 10.13(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.13(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA (incorporated by reference to Exhibit 10.13(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.13(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA (incorporated by reference to Exhibit 10.13(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.13(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA (incorporated by reference to Exhibit 10.13(e) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.14(a)	Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.14(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.14(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.14(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.14(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.15(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.15(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.15(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.15(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.15(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.16(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA (incorporated by reference to Exhibit 10.16(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.16(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA (incorporated by reference to Exhibit 10.16(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.16(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA (incorporated by reference to Exhibit 10.16(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.16(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA (incorporated by reference to Exhibit 10.16(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.16(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA (incorporated by reference to Exhibit 10.16(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.17(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.17(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.17(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.17(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.17(e)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.18(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA (incorporated by reference to Exhibit 10.18(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.18(b)	First Amendment, dated as of October 31, 1996, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA (incorporated by reference to Exhibit 10.18(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.18(c)	Second Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA (incorporated by reference to Exhibit 10.18(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.18(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA (incorporated by reference to Exhibit 10.18(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.18(e)	Fourth Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA (incorporated by reference to Exhibit 10.18(e) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.18(f)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA (incorporated by reference to Exhibit 10.18(f) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.19(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA (incorporated by reference to Exhibit 10.19(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.19(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA (incorporated by reference to Exhibit 10.19(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.19(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA (incorporated by reference to Exhibit 10.19(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.19(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA (incorporated by reference to Exhibit 10.19(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.19(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA (incorporated by reference to Exhibit 10.19(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.20(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA (incorporated by reference to Exhibit 10.20(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.20(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA (incorporated by reference to Exhibit 10.20(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.20(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA (incorporated by reference to Exhibit 10.20(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.20(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA (incorporated by reference to Exhibit 10.20(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.20(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA (incorporated by reference to Exhibit 10.20(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.21(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.21(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.21(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.21(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.21(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.22(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA (incorporated by reference to Exhibit 10.22(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.22(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA (incorporated by reference to Exhibit 10.22(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.22(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA (incorporated by reference to Exhibit 10.22(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.22(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA (incorporated by reference to Exhibit 10.22(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.22(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA (incorporated by reference to Exhibit 10.22(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.23(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA (incorporated by reference to Exhibit 10.23(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.23(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA (incorporated by reference to Exhibit 10.23(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.23(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA (incorporated by reference to Exhibit 10.23(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.23(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA (incorporated by reference to Exhibit 10.23(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.23(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA (incorporated by reference to Exhibit 10.23(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.24(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.24(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.24(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.24(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.24(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.25(a)	Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.25(b)	First Amendment, dated as of April 15, 2005, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.25(c)	Second Amendment, dated as of September 29, 2005, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.25(d)	Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.26(a)	Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.26(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.26(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.26(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.26(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.26(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.26(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.26(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.27(a)	Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA (incorporated by reference to Exhibit 10.27(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.27(b)	First Amendment, dated as of April 15, 2005, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, (incorporated by reference to Exhibit 10.27(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.27(c)	Second Amendment, dated as of September 29, 2005, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, (incorporated by reference to Exhibit 10.27(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.27(d)	Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, (incorporated by reference to Exhibit 10.27(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.28(a)	Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.28(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.28(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.28(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.28(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.28(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.28(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.28(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.29(a)	Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.29(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.29(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.29(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.29(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.29(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.29(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.29(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.30(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Rancho Santa Fe 16, Las Vegas, NV (incorporated by reference to Exhibit 10.30(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.30(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Rancho Santa Fe 16, Las Vegas, NV (incorporated by reference to Exhibit 10.30(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.30(c)	Second Amendment, dated as of September 30, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Rancho Santa Fe 16, Las Vegas, NV (incorporated by reference to Exhibit 10.30(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.31(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.31(b)	First Amendment, dated as of October 1, 1996, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.31(c)	Second Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.31(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.31(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.32(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.32(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.32(c)	Second Amendment, dated as of October 1, 2001, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.32(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.33(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.33(b)	First Amendment, dated as of January 4, 1998, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.33(c)	Second Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.33(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.33(e)	Fourth Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(e) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.33(f)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(f) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.34(a)	Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.34(b)	First Amendment, dated as of April 30, 2003, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.34(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.34(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.34(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.35(a)	Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.35(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.35(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.35(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.36(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.36(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.36(c)	Second Amendment, dated as of October 1, 2001, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.36(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.36(e)	Fourth Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(e) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.36(f)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(f) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.37(a)	Lease Agreement, dated as of October 31, 1997, by and between Syufy Properties, Inc. (succeeded by 150 Pelican LLC), as landlord and Century Theatres, Inc., as tenant, for office building situated at 150 Pelican Way, San Rafael, CA (incorporated by reference to Exhibit 10.37(a) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.37(b)	First Amendment, dated as of December 1, 1998, to Lease Agreement, dated as of October 31, 1997, by and between Syufy Properties, Inc. (succeeded by 150 Pelican LLC), as landlord and Century Theatres, Inc., as tenant, for office building situated at 150 Pelican Way, San Rafael, CA (incorporated by reference to Exhibit 10.37(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

+10.38	Consulting Agreement, dated as of February 15, 2012, between Cinemark Holdings, Inc. and Alan Stock (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed February 16, 2012).

+10.39	Cinemark Holdings, Inc. Performance Bonus Plan (incorporated by reference to Appendix B to Cinemark Holdings, Inc.’s Definitive Proxy Statement filed on April 11, 2013).

+10.40	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.40 to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 28, 2014).

+10.41	Amended and Restated Employment Agreement, dated as of March 30, 2012, between Cinemark Holdings, Inc. and Timothy Warner (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed April 2, 2012).

+10.42	Second Amended and Restated Employment Agreement, dated as of January 21, 2014, between Cinemark Holdings, Inc. and Timothy Warner (incorporated by reference to Exhibit 10.42 to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 28, 2014).

+10.43	Amended and Restated Employment Agreement, dated as of January 21, 2014, between Cinemark Holdings, Inc. and Robert Copple (incorporated by reference to Exhibit 10.43 to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 28, 2014).

+10.44	First Amendment to the Amended and Restated 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed February 18, 2014).

10.45	Amended and Restated Exhibitor Services Agreement between National CineMedia, LLC and Cinemark USA, Inc., dated as of December 26, 2013 (incorporated by reference to Exhibit 10.45 to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401,filed February 28, 2014).

*12	Calculation of Ratio of Earnings to Fixed Charges.

*21	Subsidiaries of Cinemark USA, Inc.

*31.1	Certification of Timothy Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Timothy Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	The following financial information from Cinemark USA, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 7, 2014, formatted in XBRL includes: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged as detailed text.

*	Filed herewith.
+	Any management contract, compensatory plan or arrangement.