Form 10-Q
period 2014-03-31
CINEMARK USA INC /TX
filed 2014-05-09
CIK 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, 1,500 shares of Class A and 182,648 shares of Class B common stock were issued and outstanding.

CINEMARK USA, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements

Certain matters within this Quarterly Report on Form 10Q include “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The “forward-looking statements” may include our current expectations, assumptions, estimates and projections about our business and our industry. They may include statements relating to future revenues, expenses and profitability, the future development and expected growth of our business, projected capital expenditures, attendance at movies generally or in any of the markets in which we operate, the number or diversity of popular movies released and our ability to successfully license and exhibit popular films, national and international growth in our industry, competition from other exhibitors and alternative forms of entertainment and determinations in lawsuits in which we are defendants. Forward-looking statements can be identified by the use of words such as “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. For a description of the risk factors, please review the “Risk Factors” section or other sections in the Company’s Annual Report on Form 10-K filed March 7, 2014 and quarterly reports on Form 10-Q, filed with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$562,286	$599,894
Inventories	11,687	13,735
Accounts receivable	74,867	81,519
Current income tax receivable	1,874	669
Current deferred tax asset	16,753	18,807
Prepaid expenses and other	12,387	14,940
Accounts receivable from parent	10,284	—

Total current assets	690,138	729,564
Theatre properties and equipment	2,447,876	2,402,796
Less accumulated depreciation and amortization	1,012,775	975,606

Theatre properties and equipment, net	1,435,101	1,427,190
Other assets
Goodwill	1,284,665	1,288,090
Intangible assets—net	353,410	356,144
Investment in NCM	180,392	178,853
Investments in and advances to affiliates	67,050	59,657
Long-term deferred tax asset	319	330
Deferred charges and other assets—net	87,607	104,300

Total other assets	1,973,443	1,987,374

Total assets	$4,098,682	$4,144,128

Liabilities and equity
Current liabilities
Current portion of long-term debt	$9,124	$9,856
Current portion of capital lease obligations	14,612	13,847
Current income tax payable	35,444	22,081
Current liability for uncertain tax positions	963	963
Accounts payable and accrued expenses	291,295	347,552

Total current liabilities	351,438	394,299
Long-term liabilities
Long-term debt, less current portion	1,821,194	1,822,944
Capital lease obligations, less current portion	203,272	202,509
Long-term deferred tax liability	131,528	148,746
Long-term liability for uncertain tax positions	19,661	19,167
Deferred lease expenses	45,168	43,552
Deferred revenue—NCM	340,904	334,429
Other long-term liabilities	73,502	74,201

Total long-term liabilities	2,635,229	2,645,548
Commitments and contingencies (see Note 18)
Equity
Cinemark USA, Inc.’s stockholder’s equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49,543	49,543
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Additional paid-in-capital	1,213,302	1,206,498
Accumulated deficit	(47,619)	(54,703)
Accumulated other comprehensive loss	(88,232)	(81,819)

Total Cinemark USA, Inc.’s stockholder’s equity	1,102,761	1,095,286
Noncontrolling interests	9,254	8,995

Total equity	1,112,015	1,104,281

Total liabilities and equity	$4,098,682	$4,144,128

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, unaudited)

	Three months ended March 31,
	2014	2013
Revenues
Admissions	$380,914	$349,414
Concession	193,023	172,396
Other	28,343	25,963

Total revenues	602,280	547,773
Cost of operations
Film rentals and advertising	200,657	179,992
Concession supplies	30,053	28,000
Salaries and wages	64,351	58,469
Facility lease expense	78,357	69,618
Utilities and other	75,932	68,752
General and administrative expenses	38,740	37,212
Depreciation and amortization	42,496	39,032
Impairment of long-lived assets	354	844
(Gain) loss on sale of assets and other	2,853	(342)

Total cost of operations	533,793	481,577

Operating income	68,487	66,196
Other income (expense)
Interest expense	(28,480)	(32,606)
Interest income	1,014	803
Foreign currency exchange gain	3,052	1,330
Distributions from NCM	9,497	6,103
Equity in income of affiliates	3,620	2,421

Total other expense	(11,297)	(21,949)

Income before income taxes	57,190	44,247
Income taxes	21,103	10,831

Net income	$36,087	$33,416
Less: Net income attributable to noncontrolling interests	253	468

Net income attributable to Cinemark USA, Inc.	$35,834	$32,948

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended March 31,
	2014	2013
Net income	$36,087	$33,416
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $368 and $428	497	776
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $1,192 and $833	2,023	1,356
Other comprehensive income of equity method investments	262	—
Foreign currency translation adjustments	(9,189)	1,586

Total other comprehensive income (loss), net of tax	(6,407)	3,718

Total comprehensive income, net of tax	29,680	37,134
Comprehensive income attributable to noncontrolling interests	(259)	(512)

Comprehensive income attributable to Cinemark USA, Inc.	$29,421	$36,622

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income	$36,087	$33,416
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	41,724	38,070
Amortization of intangible and other assets and favorable/unfavorable leases	772	962
Amortization of long-term prepaid rents	378	650
Amortization of debt issue costs	1,311	1,386
Amortization of deferred revenues, deferred lease incentives and other	(3,288)	(2,552)
Amortization of bond discount	—	247
Impairment of long-lived assets	354	844
Share based awards compensation expense	3,286	3,248
(Gain) loss on sale of assets and other	2,853	(342)
Deferred lease expenses	1,599	890
Deferred income tax expenses	(16,436)	(19,165)
Equity in income of affiliates	(3,620)	(2,421)
Distributions from equity investees	7,328	2,290
Changes in assets and liabilities and other	(10,836)	(14,981)

Net cash provided by operating activities	61,512	42,542
Investing activities
Additions to theatre properties and equipment	(52,806)	(36,889)
Proceeds from sale of theatre properties and equipment and other	51	8,006
Investment in joint ventures and other	(946)	(2,312)

Net cash used for investing activities	(53,701)	(31,195)
Financing activities
Dividends paid to parent	(28,750)	(24,000)
Payroll taxes paid as a result of restricted stock withholdings	(9,776)	(3,254)
Repayments of long-term debt	(2,457)	(2,381)
Payments on capital leases	(3,989)	(2,645)
Other	3,518	3,341

Net cash used for financing activities	(41,454)	(28,939)
Effect of exchange rate changes on cash and cash equivalents	(3,965)	(672)

Decrease in cash and cash equivalents	(37,608)	(18,264)
Cash and cash equivalents:
Beginning of period	599,894	742,095

End of period	$562,286	$723,831

Supplemental information (see Note 15)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

1. The Company and Basis of Presentation

Cinemark USA, Inc. and subsidiaries (the “Company”), a wholly-owned subsidiary of Cinemark Holdings, Inc., is a leader in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala and Bolivia. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the three months ended March 31, 2014.

The accompanying condensed consolidated balance sheet as of December 31, 2013, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. Majority-owned subsidiaries that the Company has control of are consolidated while those affiliates of which the Company owns between 20% and 50% and does not control are accounted for under the equity method. Those affiliates of which the Company owns less than 20% are generally accounted for under the cost method, unless the Company is deemed to have the ability to exercise significant influence over the affiliate, in which case the Company would account for its investment under the equity method. The results of these subsidiaries and affiliates are included in the condensed consolidated financial statements effective with their formation or from their dates of acquisition. Intercompany balances and transactions are eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2013, included in the Annual Report on Form 10-K filed March 7, 2014 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be achieved for the full year.

2. New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The update changes the criteria for reporting discontinued operations and enhancing convergence of the FASB’s and International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations. ASU 2014-08 is effective for a) all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years and b) all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within the annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. We do not expect the adoption of ASU 2014-08 to have a significant impact on our condensed consolidated financial statements.

3. Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB Accounting Standards Codification (“ASC”) Topic 820-10-35, Fair Value Measurement. The carrying value of the Company’s long-term debt was $1,830,318 and $1,832,800 as of March 31, 2014 and December 31, 2013, respectively. The fair value of the Company’s long-term debt was $1,827,254 and $1,815,879 as of March 31, 2014 and December 31, 2013, respectively.

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

The following unaudited pro forma information summarizes our results of operations as if the Rave Acquisition had occurred as of January 1, 2013:

Three Months Ended March 31, 2013
Total revenues	$600,611
Income before income taxes	$47,979

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

Disposition of Three Rave Theatres

In conjunction with the Rave Acquisition, the Company was required to divest of three theatres pursuant to a Hold Separate Agreement with the Department of Justice. On July 17, 2013, the Company entered into a definitive agreement to sell these three theatres to Carmike Cinemas, Inc. The transaction was approved by the Department of Justice and closed on August 16, 2013.

5. Equity

Below is a summary of changes in stockholder’s equity attributable to Cinemark USA, Inc., noncontrolling interests and total equity for the three months ended March 31, 2014 and 2013:

	Cinemark
	USA, Inc.
	Stockholder’s	Noncontrolling	Total
	Equity	Interests	Equity
Balance at January 1, 2014	$1,095,286	$8,995	$1,104,281
Share based awards compensation expense	3,286	—	3,286
Tax benefit related to share based awards vesting	3,518	—	3,518
Dividends paid to parent	(28,750)	—	(28,750)
Net income	35,834	253	36,087
Fair value adjustments on interest rate swap agreements designated as hedges, net of settlements, net of taxes of $368	497	—	497
Fair value adjustments on available-for-sale securities, net of taxes of $1,192	2,023	—	2,023
Other comprehensive income in equity method investees	262	—	262
Foreign currency translation adjustments	(9,195)	6	(9,189)

Balance at March 31, 2014	$1,102,761	$9,254	$1,112,015

	Cinemark
	USA, Inc.
	Stockholder’s	Noncontrolling	Total
	Equity	Interests	Equity
Balance at January 1, 2013	$1,085,293	$10,919	$1,096,212
Share based awards compensation expense	3,248	—	3,248
Tax benefit related to share based awards vesting	3,452	—	3,452
Dividends paid to parent	(24,000)	—	(24,000)
Dividends paid to noncontrolling interests	—	(110)	(110)
Net income	32,948	468	33,416
Fair value adjustments on interest rate swap agreements designated as hedges, net of settlements, net of taxes of $428	776	—	776
Fair value adjustments on available-for-sale securities, net of taxes of $833	1,356	—	1,356
Foreign currency translation adjustments	1,542	44	1,586

Balance at March 31, 2013	$1,104,615	$11,321	$1,115,936

6. Investment in National CineMedia

The Company has an investment in National CineMedia, LLC (“NCM”). NCM operates a digital in-theatre network in the U.S. for providing cinema advertising and non-film events. Upon joining NCM, the Company entered into an Exhibitor Services Agreement with NCM (“ESA”), pursuant to which NCM provides advertising, promotion and event services to our theatres. As described further in Note 4 to the Company’s financial statements as included in its 2013 Annual Report on Form 10-K, on February 13, 2007, National CineMedia, Inc. (“NCM, Inc.”), an entity that serves as the sole manager of NCM, completed an initial public offering (“IPO”) of its common stock. In connection with the NCM Inc. initial public offering, the Company amended its operating agreement and the ESA. Following the NCM, Inc. IPO, the Company does not recognize undistributed equity in the earnings on its original NCM membership units (referred to herein as the Company’s Tranche 1 Investment) until NCM’s future net earnings, less

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company recognizes cash distributions it receives from NCM on its Tranche 1 Investment as a component of earnings as Distributions from NCM. The Company believes that the accounting model provided by ASC 323-10-35-22 for recognition of equity investee losses in excess of an investor’s basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

			Distributions			Other
	Investment	Deferred	from	Equity in	Other	Comprehensive	Cash
	in NCM	Revenue	NCM	Earnings	Revenue	Income	Received
Balance as of January 1, 2014	$178,853	$(334,429)
Receipt of common units due to annual common unit adjustment	8,216	(8,216)	$—	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(2,296)	—	2,296
Receipt of excess cash distributions	(4,943)	—	(5,987)	—	—	—	10,930
Receipt under tax receivable agreement	(2,385)	—	(3,510)	—	—	—	5,895
Equity in earnings	432	—	—	(432)	—	—	—
Equity in other comprehensive income	219	—	—	—	—	(219)	—
Amortization of deferred revenue	—	1,741	—	—	(1,741)	—	—

Balance as of and for the period ended March 31, 2014	$180,392	$(340,904)	$(9,497)	$(432)	$(4,037)	$(219)	$19,121

(1)	Amount includes the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $2,746.

During the three months ended March 31, 2014 and 2013, the Company recorded equity earnings of approximately $432 and $866, respectively.

Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCM, Inc. and the Company, AMC Entertainment, Inc. (“AMC”) and Regal Entertainment Group (“Regal”), annual adjustments to the common membership units are made primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each Founding Member. As further discussed in Note 6 to the Company’s financial statements as included in its 2013 Annual Report on Form 10-K, the common units received are recorded at fair value as an increase in the Company’s investment in NCM with an offset to deferred revenue. The deferred revenue is amortized over the remaining term of the ESA. During March 2014, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company received an additional 557,631 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value with a corresponding adjustment to deferred revenue of approximately $8,216. The deferred revenue will be recognized over the remaining term of the ESA, which is approximately 22 years.

As of March 31, 2014, the Company owned a total of 24,556,136 common units of NCM, representing an ownership interest of approximately 19%.

Below is summary financial information for NCM for the three months ended March 27, 2014 and March 28, 2013.

	Three Months Ended
	March 27, 2014	March 28, 2013
Gross revenues	$70,215	$82,219
Operating income	$12,767	$21,635
Net earnings (loss)	$(2,764)	$5,625

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

7. Investment in Digital Cinema Implementation Partners

On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. As of March 31, 2014, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP.

The Company has a variable interest in Kasima through the terms of its master equipment lease agreement; however, the Company has determined that it is not the primary beneficiary of Kasima, as the Company does not have the ability to direct the activities of Kasima that most significantly impact Kasima’s economic performance. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting. During the three months ended March 31, 2014 and 2013, the Company recorded equity income of approximately $3,294 and $1,552, respectively, relating to this investment.

Below is a summary of changes in the Company’s investment in DCIP for the three months ended March 31, 2014:

Investment in
DCIP
Balance as of January 1, 2014	$38,033
Cash contributions	946
Equity in income	3,294
Equity in other comprehensive income	43

Balance as of March 31, 2014	$42,316

The digital projection systems that are leased from Kasima are under an operating lease with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, which was amended effective March 31, 2014, the Company pays minimum annual rent of one thousand dollars per digital projection system. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum. As of March 31, 2014, the Company had 3,631 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company recorded equipment lease expense of approximately $2,045 and $1,966 during the three months ended March 31, 2014 and 2013, respectively, which is included in utilities and other costs on the condensed consolidated statements of income.

Below is summary financial information for DCIP for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenues	$42,688	$43,055
Operating income	$24,304	$26,641
Net income	$5,528	$11,808

8. Investment in Marketable Securities – RealD, Inc.

The Company owns 1,222,780 shares of RealD, Inc. (“RealD”) and accounts for its investment in RealD as a marketable security. The Company has determined that its RealD shares are available-for-sale securities in accordance with ASC Topic 320-10-35-1, therefore unrealized holding gains and losses are reported as a component of accumulated other comprehensive loss until realized.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

As of March 31, 2014, the estimated fair value of the Company’s investment in RealD was $13,658, which is based on the closing price of RealD’s common stock on March 31, 2014, and falls under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. During the three months ended March 31, 2014, the Company recorded an unrealized holding gain of approximately $3,215, before taxes, as a component of accumulated other comprehensive loss on the condensed consolidated balance sheet.

Below is a summary of changes in the Company’s investment in RealD for the three months ended March 31, 2014:

Investment in RealD
Balance as of January 1, 2014	$10,443
Unrealized holding gain	3,215

Balance as of March 31, 2014	$13,658

9. Share Based Awards

Stock Options – During the three months ended March 31, 2014, 14,584 of Cinemark Holdings, Inc.’s stock options that were held by the Company’s employees were exercised at a weighted average exercise price of $7.63 and a total intrinsic value of $296. The Company recognized a tax benefit of approximately $124 related to the stock option exercises. As of March 31, 2014, Cinemark Holdings, Inc. had no stock options outstanding.

Restricted Stock – During the three months ended March 31, 2014, Cinemark Holdings, Inc. granted 234,813 shares of restricted stock to employees of the Company. The fair value of the restricted stock granted was determined based on the market value of Cinemark Holdings, Inc.’s common stock on the date of grant, which was $28.54 per share. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock awards. Certain of the restricted stock granted to employees vests over two years based on continued service and the remaining restricted stock granted to employees vests over four years based on continued service. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock activity for the three months ended March 31, 2014:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2014	1,260,913	$21.85
Granted	234,813	$28.54
Vested	(586,955)	$20.04
Forfeited	(786)	$23.36

Outstanding at March 31, 2014	907,985	$24.75

Unvested restricted stock at March 31, 2014	907,985	$24.75

The Company receives an income tax deduction upon vesting of the restricted stock awards. The total fair value of shares in which the Company’s employees vested during the three months ended March 31, 2014 was $17,466. The Company recognized a tax benefit of approximately $6,645 during the three months ended March 31, 2014 related to these vested shares.

The Company recorded compensation expense of $2,379 and $2,386 and Cinemark Holdings, Inc. recorded an additional $237 and $202 related to restricted stock awards during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the estimated remaining unrecognized compensation expense related to restricted stock awards was $18,397, $17,974 of which will be recognized by the Company and an additional $423 of which will be recognized by Cinemark Holdings, Inc. The weighted average period over which this remaining compensation expense will be recognized is approximately two years.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Restricted Stock Units – During the three months ended March 31, 2014, Cinemark Holdings, Inc. granted restricted stock units representing 197,515 hypothetical shares of Cinemark Holdings, Inc. common stock to employees of the Company. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the two fiscal year periods ending December 31, 2015 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments as defined in the restricted stock unit award agreement. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a prorata basis according to the IRR achieved by the Company during the performance period. If the IRR for the two year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the two year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the two year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. All payouts of restricted stock units that vest will be subject to an additional two year service requirement and will be paid in the form of common stock of Cinemark Holdings, Inc. if the participant continues to provide services through March 2018, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the three months ended March 31, 2014 at each of the three target levels of financial performance (excluding forfeiture assumptions):

	Number of
	Shares	Value at
	Vesting	Grant
at IRR of at least 8.5%	65,832	$1,879
at IRR of at least 10.5%	131,683	$3,758
at IRR of at least 12.5%	197,515	$5,637

Due to the fact that the IRR for the two year performance period could not be determined at the time of grant, the Company estimated that the most likely outcome is the achievement of the mid-point IRR level. The fair value of the restricted stock unit awards was determined based on the market value of Cinemark Holdings, Inc.’s common stock on the date of grant, which was $28.54 per share. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock unit awards. If during the service period, additional information becomes available to lead the Company to believe a different IRR level will be achieved for the two year performance period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis over the remaining service period.

The Company recorded compensation expense of $907 and $862 related to restricted stock unit awards during the three months ended March 31, 2014 and 2013, respectively.

During the three months ended March 31, 2014, 392,238 restricted stock unit awards vested. Upon vesting, each restricted stock unit was converted into one share of Cinemark Holdings, Inc.’s common stock. The fair value of the restricted stock unit awards that vested during the three months ended March 31, 2014 was approximately $11,194. The Company recognized a tax benefit of approximately $4,751 during the three months ended March 31, 2014 related to these vested awards.

As of March 31, 2014, the estimated remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $6,777. The weighted average period over which this remaining compensation expense will be recognized is approximately two years. As of March 31, 2014, the Company had restricted stock units outstanding that represented a total of 607,806 hypothetical shares of Cinemark Holdings, Inc. common stock, net of actual cumulative forfeitures of 11,498 units, assuming the maximum IRR level is achieved for each of the grants.

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

Below is a summary of the Company’s current interest rate swap agreements designated as cash flow hedges as of March 31, 2014:

							Estimated
Nominal Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	Current Liability (1)	Long- Term Liability (2)	Total Fair Value at March 31, 2014
$175,000	December 2010	1.3975%	1-Month LIBOR	September 2015	$2,020	$847	$2,867
$175,000	December 2010	1.4000%	1-Month LIBOR	September 2015	2,040	851	2,891
$100,000	November 2011	1.7150%	1-Month LIBOR	April 2016	1,485	1,067	2,552

$450,000					$5,545	$2,765	$8,310

(1)	Included in accounts payable and accrued expenses on the condensed consolidated balance sheet as of March 31, 2014.
(2)	Included in other long-term liabilities on the condensed consolidated balance sheet as of March 31, 2014.

The changes in accumulated other comprehensive loss, net of taxes, related to the Company’s interest rate swap agreements for the three months ended March 31, 2014 and 2013 were as follows:

	Interest Rate Swaps
	2014	2013
Beginning balances – January 1	$(5,716)	$(8,867)

Other comprehensive loss before reclassifications, net of taxes of $506 and $409	(979)	(636)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of taxes of $874 and $837	1,476	1,412

Net other comprehensive income	$497	$776

Ending balances – March 31	$(5,219)	$(8,091)

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

11. Goodwill and Other Intangible Assets

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2014 (1)	$1,150,471	$137,619	$1,288,090
Foreign currency translation adjustments	—	(3,425)	(3,425)

Balance at March 31, 2014 (1)	$1,150,471	$134,194	$1,284,665

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.

The Company evaluates goodwill for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill might exceed its estimated fair value. The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. The Company considers the reporting unit to be each of its eighteen regions in the U.S. and each of its eight countries internationally (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit). Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was eight times for the evaluation performed during the fourth quarter of 2013.

No events or changes in circumstances occurred during the three months ended March 31, 2014 that indicated the carrying value of goodwill might exceed its estimated fair value.

Intangible assets consisted of the following:

	Balance at January 1,			Balance at March 31,
	2014	Amortization	Other (1)	2014
Intangible assets with finite lives:
Gross carrying amount	$101,617	$—	$(1,171)	$100,446
Accumulated amortization	(46,297)	(1,629)	—	(47,926)

Total net intangible assets with finite lives	$55,320	$(1,629)	$(1,171)	$52,520
Intangible assets with indefinite lives:
Tradename	300,824	—	66	300,890

Total intangible assets — net	$356,144	$(1,629)	$(1,105)	$353,410

(1)	Consists primarily of foreign currency translation adjustments.

Estimated aggregate future amortization expense for intangible assets is as follows:

For the nine months ended December 31, 2014	$4,598
For the twelve months ended December 31, 2015	5,988
For the twelve months ended December 31, 2016	5,876
For the twelve months ended December 31, 2017	5,319
For the twelve months ended December 31, 2018	4,402
Thereafter	26,337

Total	$52,520

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

12. Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

The Company considers actual theatre level cash flows, budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of approximately twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the three months ended March 31, 2014 and 2013. As of March 31, 2014, the estimated aggregate fair value of the long-lived assets impaired during the three months ended March 31, 2014 was approximately $726.

The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

	Three Months Ended
	March 31,
	2014	2013
United States theatre properties	$354	$119
International theatre properties	—	725

Impairment of long-lived assets	$354	$844

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of March 31, 2014:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities – current (see Note 10)	$(5,545)	$—	$—	$(5,545)
Interest rate swap liabilities – long-term (see Note 10)	$(2,765)	$—	$—	$(2,765)
Investment in RealD (see Note 8)	$13,658	$13,658	$—	$—

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2013:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities – current (see Note 10)	$(5,367)	$—	$—	$(5,367)
Interest rate swap liabilities – long term (see Note 10)	$(3,809)	$—	$—	$(3,809)
Investment in RealD (see Note 8)	$10,443	$10,443	$—	$—

Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Liabilities
	2014	2013
Beginning balances – January 1	$9,176	$14,192
Total (gain) loss included in accumulated other comprehensive loss	610	208
Settlements	(1,476)	(1,412)

Ending balances – March 31	$8,310	$12,988

The Company also uses the income approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 11 and Note 12). Additionally, the Company uses the market approach to estimate the fair value of its long-term debt (see Note 3). There were no changes in valuation techniques during the period. There were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2014.

14. Foreign Currency Translation

The accumulated other comprehensive loss account in stockholder’s equity of $88,232 and $81,819 at March 31, 2014 and December 31, 2013, respectively, includes cumulative foreign currency adjustments of $88,142 and $78,947, respectively, from translating the financial statements of the Company’s international subsidiaries, and also includes the change in fair values of the Company’s interest rate swap agreements that are designated as hedges and the change in fair value of the Company’s available-for-sale securities.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of the impact of translating the March 31, 2014 financial statements of certain of the Company’s international subsidiaries:

				Other
				Comprehensive Income
				(Loss) for The
	Exchange Rate as of		Total Assets at	Three Months Ended
Country	March 31, 2014	December 31, 2013	March 31, 2014	March 31, 2014
Brazil	2.27	2.36	$337,831	$9,833
Argentina	8.05	6.52	$99,896	(15,446)
Chile	550.20	525.55	$51,029	(1,757)
All other				(1,825)

				$(9,195)

15. Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Three Months Ended
	March 31,
	2014	2013
Cash paid for interest	$11,615	$11,019
Cash paid for income taxes, net of refunds received	$18,074	$16,692
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$(3,792)	$(2,050)
Theatre properties acquired under capital lease	$4,012	$6,985
Change in fair market values of interest rate swap agreements, net of taxes	$(497)	$(776)
Investment in NCM – receipt of common units (see Note 6)	$8,216	$8,869
Change in fair market value of available-for-sale securities, net of taxes (see Note 8)	$2,023	$1,356

(1)	Additions to theatre properties and equipment included in accounts payable as of March 31, 2014 and December 31, 2013 were $8,218 and $12,010, respectively.

16. Segments

The Company manages its international market and its U.S. market as separate reportable operating segments, with the international segment consisting of operations in Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala and Bolivia. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues, primarily screen advertising. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended March 31,
	2014	2013
Revenues
U.S.	$444,920	$366,363
International	160,192	184,193
Eliminations	(2,832)	(2,783)

Total revenues	$602,280	$547,773

Adjusted EBITDA
U.S.	$93,935	$80,443
International	35,015	36,178

Total Adjusted EBITDA	$128,950	$116,621

Capital expenditures
U.S.	$30,312	$6,156
International	22,494	30,733

Total capital expenditures	$52,806	$36,889

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2014	2013
Net income	$36,087	$33,416
Add (deduct):
Income taxes	21,103	10,831
Interest expense (1)	28,480	32,606
Other income (2)	(7,686)	(4,554)
Depreciation and amortization	42,496	39,032
Impairment of long-lived assets	354	844
(Gain) loss on sale of assets and other	2,853	(342)
Deferred lease expenses	1,599	890
Amortization of long-term prepaid rents	378	650
Share based awards compensation expense	3,286	3,248

Adjusted EBITDA	$128,950	$116,621

(1)	Includes amortization of debt issue costs.
(2)	Includes interest income, foreign currency exchange gain and equity in income of affiliates and excludes distributions from NCM. Distributions from NCM are reported entirely within the U.S. operating segment.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended
	March 31,
	2014	2013
Revenues
U.S.	$444,920	$366,363
Brazil	75,399	82,117
Other international countries	84,793	102,076
Eliminations	(2,832)	(2,783)

Total	$602,280	$547,773

	March 31, 2014	December 31, 2013
Theatre Properties and Equipment-net
U.S.	$1,057,365	$1,062,471
Brazil	221,082	201,492
Other international countries	156,654	163,227

Total	$1,435,101	$1,427,190

17. Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is Cinemark Holdings, Inc.’s Chairman of the Board of Directors and directly and indirectly owns approximately 9% of Cinemark Holdings, Inc.’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $113 and $118 of management fee revenues during the three months ended March 31, 2014 and 2013, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company leases 18 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 19 leases, 16 have fixed minimum annual rent. The three leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. For the three months ended March 31, 2014 and 2013, the Company paid total rent of approximately $5,765 and $5,809, respectively, to Syufy.

The Company has paid certain fees and expenses on behalf of its parent, Cinemark Holdings, Inc. and Cinemark Holdings, Inc. has paid income taxes and other items on behalf of the Company. The net receivable from Cinemark Holdings, Inc. as of March 31, 2014 and December 31, 2013 was $10,284 and $0, respectively.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

19. Subsequent Event – NCM, Inc. Announces Acquisition of Screenvision, LLC

On May 5, 2014, NCM, Inc., the sole manager of NCM, announced that it has entered into an agreement to acquire Screenvision, LLC for $375,000, consisting of cash and NCM, Inc. common stock. The transaction is subject to regulatory approval and other customary closing conditions.

20. Condensed Consolidating Financial Information of Subsidiary Guarantors

As of March 31, 2014, the Company had outstanding $400,000 aggregate principal amount of 5.125% senior notes due 2022, or the 5.125% Senior Notes, $530,000 aggregate principal amount of 4.875% senior notes due 2023, or the 4.875% Senior Notes, and $200,000 aggregate principal amount of 7.375% senior subordinated notes due 2021, or the Senior Subordinated Notes (collectively the “Notes”). These Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the following wholly-owned subsidiaries of Cinemark USA, Inc.:

Sunnymead Cinema Corp., Cinemark Properties, Inc., Greeley Holdings, Inc., Inc., Cinemark Partners I, Inc., CNMK Investments, Inc., CNMK Texas Properties, LLC., Cinemark Concessions LLC, Century Theatres, Inc., Marin Theatre Management, LLC, Century Theatres NG, LLC, Cinearts LLC, Cinearts Sacramento, LLC, Corte Madera Theatres, LLC, Novato Theatres, LLC, San Rafael Theatres, LLC, Northbay Theatres, LLC, Century Theatres Summit Sierra, LLC and Century Theatres Seattle, LLC.

The following supplemental condensed consolidating financial information presents:

a.	Condensed consolidating balance sheet information as of December 31, 2013 and March 31, 2014, condensed consolidating statements of income information for the three months ended March 31, 2013 and 2014, condensed consolidating statements of comprehensive income information for the three months ended March 31, 2013 and 2014 and condensed consolidating statements of cash flows information for the three months ended March 31, 2013 and 2014.

b.	Cinemark USA, Inc. (the “Parent” and “Issuer”), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method of accounting and therefore, the Parent column reflects the equity income of its Guarantor Subsidiaries and Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Guarantor Subsidiaries and Non-Guarantor Subsidiaries column. Additionally, the Guarantor Subsidiaries column reflects the equity income (loss) of its Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Non-Guarantor Subsidiaries column.

c.	Elimination entries necessary to consolidate the Parent and all of its Subsidiaries

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

DECEMBER 31, 2013

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$62,065	$175,758	$362,071	$—	$599,894
Other current assets	129,514	27,819	85,315	(112,978)	129,670
Accounts receivable from subsidiaries	481,730	—	—	(481,730)	—

Total current assets	673,309	203,577	447,386	(594,708)	729,564
Theatre properties and equipment—net	448,732	594,720	383,738	—	1,427,190
Investment in subsidiaries	1,124,212	394,250	—	(1,518,462)	—
Other assets	1,411,542	138,199	437,488	145	1,987,374

Total assets	$3,657,795	$1,330,746	$1,268,612	$(2,113,025)	$4,144,128

Liabilities and equity
Current liabilities
Current portion of long-term debt	$7,000	$—	$2,856	$—	$9,856
Current portion of capital lease obligations	4,056	8,000	1,791	—	13,847
Accounts payable and accrued expenses	250,015	93,045	135,124	(107,588)	370,596
Accounts payable to parent or subsidiaries	—	328,297	153,433	(481,730)	—

Total current liabilities	261,071	429,342	293,204	(589,318)	394,299
Long-term liabilities
Long-term debt, less current portion	1,816,000	—	6,944	—	1,822,944
Capital lease obligations, less current portion	93,231	84,540	24,738	—	202,509
Other long-term liabilities and deferrals	392,207	85,155	147,978	(5,245)	620,095

Total long-term liabilities	2,301,438	169,695	179,660	(5,245)	2,645,548
Commitments and contingencies
Equity
Cinemark USA, Inc.’s stockholder’s equity:
Common stock	49,543	457,368	10,219	(467,587)	49,543
Other stockholder’s equity	1,045,743	274,341	776,534	(1,050,875)	1,045,743

Total Cinemark USA, Inc. stockholder’s equity	1,095,286	731,709	786,753	(1,518,462)	1,095,286
Noncontrolling interests	—	—	8,995	—	8,995

Total equity	1,095,286	731,709	795,748	(1,518,462)	1,104,281

Total liabilities and equity	$3,657,795	$1,330,746	$1,268,612	$(2,113,025)	$4,144,128

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

MARCH 31, 2014

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$54,595	$139,400	$368,291	$—	$562,286
Other current assets	51,001	24,835	75,183	(33,451)	117,568
Accounts receivable from parent and subsidiaries	449,201	—	—	(438,917)	10,284

Total current assets	554,797	164,235	443,474	(472,368)	690,138
Theatre properties and equipment—net	454,488	584,084	396,529	—	1,435,101
Investment in subsidiaries	1,158,934	399,366	—	(1,558,300)	—
Other assets	1,420,367	137,893	413,456	1,727	1,973,443

Total assets	$3,588,586	$1,285,578	$1,253,459	$(2,028,941)	$4,098,682

Liabilities and equity
Current liabilities
Current portion of long-term debt	$7,000	$—	$2,124	$—	$9,124
Current portion of capital lease obligations	4,251	8,271	2,090	—	14,612
Accounts payable and accrued expenses	186,528	72,966	94,547	(26,339)	327,702
Accounts payable to parent or subsidiaries	—	276,222	162,695	(438,917)	—

Total current liabilities	197,779	357,459	261,456	(465,256)	351,438
Long-term liabilities
Long-term debt, less current portion	1,814,250	—	6,944	—	1,821,194
Capital lease obligations, less current portion	92,148	82,363	28,761	—	203,272
Other long-term liabilities and deferrals	381,648	86,483	148,017	(5,385)	610,763

Total long-term liabilities	2,288,046	168,846	183,722	(5,385)	2,635,229
Commitments and contingencies
Equity
Cinemark USA, Inc.’s stockholder’s equity:
Common stock	49,543	457,368	10,220	(467,588)	49,543
Other stockholder’s equity	1,053,218	301,905	788,807	(1,090,712)	1,053,218

Total Cinemark USA, Inc. stockholder’s equity	1,102,761	759,273	799,027	(1,558,300)	1,102,761
Noncontrolling interests	—	—	9,254	—	9,254

Total equity	1,102,761	759,273	808,281	(1,558,300)	1,112,015

Total liabilities and equity	$3,588,586	$1,285,578	$1,253,459	$(2,028,941)	$4,098,682

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED MARCH 31, 2013

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$142,781	$224,204	$189,614	$(8,826)	$547,773
Cost of operations
Theatre operating expenses	117,543	154,419	141,695	(8,826)	404,831
General and administrative expenses	5,366	18,006	13,840	—	37,212
Depreciation and amortization	8,732	15,436	14,864	—	39,032
Impairment of long-lived assets	34	85	725	—	844
(Gain) loss on sale of assets and other	215	(142)	(415)	—	(342)

Total cost of operations	131,890	187,804	170,709	(8,826)	481,577

Operating income	10,891	36,400	18,905	—	66,196
Other income (expense)
Interest expense	(28,453)	(2,478)	(1,675)	—	(32,606)
Distributions from NCM	125	—	5,978	—	6,103
Equity in income of affiliates	45,762	19,361	2,421	(65,123)	2,421
Other income	18	3	2,112	—	2,133

Total other income	17,452	16,886	8,836	(65,123)	(21,949)

Income before income taxes	28,343	53,286	27,741	(65,123)	44,247
Income taxes	(4,605)	13,210	2,226	—	10,831

Net income	32,948	40,076	25,515	(65,123)	33,416
Less: Net income attributable to noncontrolling interests	—	—	468	—	468

Net income attributable to Cinemark USA, Inc.	$32,948	$40,076	$25,047	$(65,123)	$32,948

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED MARCH 31, 2014

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$196,255	$249,836	$165,461	$(9,272)	$602,280
Cost of operations
Theatre operating expenses	164,582	173,918	120,122	(9,272)	449,350
General and administrative expenses	5,345	21,080	12,315	—	38,740
Depreciation and amortization	12,334	16,570	13,592	—	42,496
Impairment of long-lived assets	329	25	—	—	354
Loss on sale of assets and other	1,894	776	183	—	2,853

Total cost of operations	184,484	212,369	146,212	(9,272)	533,793

Operating income	11,771	37,467	19,249	—	68,487
Other income (expense)
Interest expense	(25,251)	(2,360)	(869)	—	(28,480)
Distributions from NCM	2,207	—	7,290	—	9,497
Equity in income of affiliates	44,354	14,291	3,620	(58,645)	3,620
Other income (expense)	19	(3)	4,050	—	4,066

Total other income	21,329	11,928	14,091	(58,645)	(11,297)

Income before income taxes	33,100	49,395	33,340	(58,645)	57,190
Income taxes	(2,734)	11,956	11,881	—	21,103

Net income	35,834	37,439	21,459	(58,645)	36,087
Less: Net income attributable to noncontrolling interests	—	—	253	—	253

Net income attributable to Cinemark USA, Inc.	$35,834	$37,439	$21,206	$(58,645)	$35,834

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

THREE MONTHS ENDED MARCH 31, 2013

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$32,948	$40,076	$25,515	$(65,123)	$33,416
Other comprehensive income, net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $428	776	—	—	—	776
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $833	1,356	—	—	—	1,356
Foreign currency translation adjustments	1,542	—	1,586	(1,542)	1,586

Total other comprehensive income, net of tax	3,674	—	1,586	(1,542)	3,718

Total comprehensive income, net of tax	$36,622	$40,076	$27,101	$(66,665)	$37,134
Comprehensive income attributable to noncontrolling interests	—	—	(512)	—	(512)

Comprehensive income attributable to Cinemark USA, Inc.	$36,622	$40,076	$26,589	$(66,665)	$36,622

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

THREE MONTHS ENDED MARCH 31, 2014

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$35,834	$37,439	$21,459	$(58,645)	$36,087
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $368	497	—	—	—	497
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $1,192	2,023	—	—	—	2,023
Other comprehensive income of equity method investments	262	—	262	(262)	262
Foreign currency translation adjustments	(9,195)	—	(9,189)	9,195	(9,189)

Total other comprehensive loss, net of tax	(6,413)	—	(8,927)	8,933	(6,407)

Total comprehensive income, net of tax	$29,421	$37,439	$12,532	$(49,712)	$29,680
Comprehensive income attributable to noncontrolling interests	—	—	(259)	—	(259)

Comprehensive income attributable to Cinemark USA, Inc.	$29,421	$37,439	$12,273	$(49,712)	$29,421

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2013

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$32,948	$40,076	$25,515	$(65,123)	$33,416
Adjustments to reconcile net income to cash provided by operating activities	(56,550)	(1,072)	16,606	65,123	24,107
Changes in assets and liabilities and other	27,255	(18,939)	(23,297)	—	(14,981)

Net cash provided by operating activities	3,653	20,065	18,824	—	42,542
Investing activities
Additions to theatre properties and equipment	(692)	(5,397)	(30,800)	—	(36,889)
Proceeds from sale of theatre properties and equipment and other	52	7,943	11	—	8,006
Net transactions with affiliates	1,713	2	—	(1,715)	—
Investment in joint ventures and other	—	—	(2,312)	—	(2,312)

Net cash provided by (used for) investing activities	1,073	2,548	(33,101)	(1,715)	(31,195)
Financing activities
Dividends paid to parent	(24,000)	—	(1,715)	1,715	(24,000)
Repayments of long-term debt	(1,750)	—	(631)	—	(2,381)
Payments on capital leases	(494)	(1,607)	(544)	—	(2,645)
Investments in joint ventures and other	3,451	(3,254)	(110)	—	87

Net cash used for financing activities	(22,793)	(4,861)	(3,000)	1,715	(28,939)
Effect of exchange rate changes on cash and cash equivalents	—	—	(672)	—	(672)

Increase (decrease) in cash and cash equivalents	(18,067)	17,752	(17,949)	—	(18,264)
Cash and cash equivalents:
Beginning of year	305,627	193,863	242,605	—	742,095

End of year	$287,560	$211,615	$224,656	$—	$723,831

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2014

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$35,834	$37,439	$21,459	$(58,645)	$36,087
Adjustments to reconcile net income to cash provided by (used for) operating activities	(47,659)	6,006	19,269	58,645	36,261
Changes in assets and liabilities and other	54,798	(61,047)	(4,587)	—	(10,836)

Net cash provided by (used for) operating activities	42,973	(17,602)	36,141	—	61,512
Investing activities
Additions to theatre properties and equipment	(23,180)	(7,074)	(22,552)	—	(52,806)
Proceeds from sale of theatre properties and equipment and other	3	—	48	—	51
Net transactions with affiliates	700	—	—	(700)	—
Investment in joint ventures and other	—	—	(946)	—	(946)

Net cash used for investing activities	(22,477)	(7,074)	(23,450)	(700)	(53,701)
Financing activities
Dividends paid to parent	(28,750)	—	(700)	700	(28,750)
Repayments of long-term debt	(1,750)	—	(707)	—	(2,457)
Payments on capital leases	(984)	(1,906)	(1,099)	—	(3,989)
Other	3,518	(9,776)	—	—	(6,258)

Net cash used for financing activities	(27,966)	(11,682)	(2,506)	700	(41,454)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,965)	—	(3,965)

Increase (decrease) in cash and cash equivalents	(7,470)	(36,358)	6,220	—	(37,608)
Cash and cash equivalents:
Beginning of year	62,065	175,758	362,071	—	599,894

End of year	$54,595	$139,400	$368,291	$—	$562,286

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala and Bolivia. As of March 31, 2014, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 16 to our condensed consolidated financial statements.

We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing promotions, meeting rentals and electronic video games located in some of our theatres. Our contracts with NCM have assisted us in expanding our offerings to domestic advertisers and broadening ancillary revenue sources such as digital video monitor advertising and third party branding. Historically, we have also offered alternative entertainment, such as live and pre-recorded sports programs, concert events, the MET opera and other special presentations in our theatres through our relationship with NCM. We are continuing to offer this entertainment through our recently formed joint venture, AC JV, LLC. Our Flix Media initiative has allowed us to expand our screen advertising within our international circuit and to other international exhibitors. Films leading the box office during the three months ended March 31, 2014 included the carryover of Frozen, The LEGO® Movie, Ride Along, Lone Survivor, Divergent and 300: Rise of an Empire among other films. Films currently scheduled for release during the remainder of 2014 include sequels such as Hunger Games: Mockingjay Part I, Hobbit: The Battle of the Five Armies, Transformers: Age of Extinction, Amazing Spider-Man 2, How to Train Your Dragon 2, X Men: Days of Future Past, Dawn of the Planet of the Apes, Rio 2 and Captain America: The Winter Soldier and new films such as Maleficent, Guardians of the Galaxy and Interstellar, among other films.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating data and the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income. On May 29, 2013, we completed the Rave Acquisition, which consisted of 32 theatres with 483 screens. The results of operations for these theatres are reflected as of the date of acquisition. On November 15, 2013, we sold our Mexico theatres, which included 31 theatres and 290 screens. See Note 4 to our condensed consolidated financial statements for discussion of these transactions.

	Three Months Ended
	March 31,
	2014	2013
Operating data (in millions):
Revenues
Admissions	$380.9	$349.4
Concession	193.0	172.4
Other	28.4	26.0

Total revenues	$602.3	$547.8
Cost of operations
Film rentals and advertising	200.7	180.0
Concession supplies	30.0	28.0
Salaries and wages	64.4	58.5
Facility lease expense	78.4	69.6
Utilities and other	75.9	68.8
General and administrative expenses	38.7	37.2
Depreciation and amortization	42.5	39.0
Impairment of long-lived assets	0.4	0.8
(Gain) loss on sale of assets and other	2.8	(0.3)

Total cost of operations	533.8	481.6

Operating income	$68.5	$66.2

Operating data as a percentage of total revenues:
Revenues
Admissions	63.3%	63.8%
Concession	32.0%	31.5%
Other	4.7%	4.7%

Total revenues	100%	100.0%

Cost of operations (1)
Film rentals and advertising	52.7%	51.5%
Concession supplies	15.5%	16.2%
Salaries and wages	10.7%	10.7%
Facility lease expense	13.0%	12.7%
Utilities and other	12.6%	12.6%
General and administrative expenses	6.4%	6.8%
Depreciation and amortization	7.1%	7.1%
Impairment of long-lived assets	0.1%	0.1%
(Gain) loss on sale of assets and other	0.5%	(0.1)%
Total cost of operations	88.6%	87.9%
Operating income	11.4%	12.1%

Average screen count (month end average)	5,585	5,249

Revenues per average screen (dollars)	$107,839	$104,368

(1)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three Months Ended March 31, 2014 Versus March 31, 2013

Revenues. Total revenues increased $54.5 million to $602.3 million for the three months ended March 31, 2014 (“first quarter of 2014”) from $547.8 million for the three months ended March 31, 2013 (“first quarter of 2013”), representing a 9.9% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
			%			%			%
	2014	2013	Change	2014	2013	Change	2014	2013	Change
Admissions revenues(1)	$282.7	$234.6	20.5%	$98.2	$114.8	(14.5)%	$380.9	$349.4	9.0%
Concession revenues(1)	$145.5	$118.0	23.3%	$47.5	$54.4	(12.7)%	$193.0	$172.4	11.9%
Other revenues(1)(2)	$13.9	$11.0	26.4%	$14.5	$15.0	(3.3)%	$28.4	$26.0	9.2%
Total revenues (1)(2)	$442.1	$363.6	21.6%	$160.2	$184.2	(13.0)%	$602.3	$547.8	9.9%
Attendance(1)	40.6	34.7	17.0%	20.9	22.7	(7.9)%	61.5	57.4	7.1%

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 16 of our condensed consolidated financial statements.

•	U.S. The increase in admissions revenues of $48.1 million was attributable to a 17.0% increase in attendance and a 3.0% increase in average ticket price from $6.76 for the first quarter of 2013 to $6.96 for the first quarter of 2014. The increase in concession revenues of $27.5 million was attributable to the 17.0% increase in attendance and a 5.3% increase in concession revenues per patron from $3.40 for the first quarter of 2013 to $3.58 for the first quarter of 2014. Our revenues and attendance for the first quarter of 2014 benefited from the inclusion of the Rave theatres acquired on May 29, 2013 (see Note 4 to the condensed consolidated financial statements). The increase in attendance was also partly due to the success of the films released during the first quarter of 2014, including The LEGO® Movie, which grossed over $250 million domestically, and the carryover of Frozen, which was released during late November 2013. The increase in average ticket price was primarily due to the pricing at the acquired theatres and price increases. The increase in concession revenues per patron was primarily due to incremental sales and price increases. The increase in other revenues was primarily attributable to the 17.0% increase in attendance, which resulted in increases in screen advertising, video game and other promotional revenues.

•	International. Decreases in revenues and attendance were primarily due to the sale of our Mexico theatres, which occurred during November 2013, partially offset by the impact of new theatres opened in certain of our other international countries. Admissions revenues decreased $16.6 million, concession revenues decreased $6.9 million and attendance decreased 7.9%. Admissions revenues were also impacted by a 7.1% decrease in average ticket price from $5.06 for the first quarter of 2013 to $4.70 for the first quarter of 2014. Concession revenues were also impacted by a 5.4% decrease in concession revenues per patron from $2.40 for the first quarter of 2013 to $2.27 for the first quarter of 2014. The decreases in average ticket price and concession revenues per patron were due to the impact of unfavorable exchange rates in certain countries in which we operate, which was slightly offset by local currency price increases.

Cost of Operations. The table below summarizes certain of our year-over-year theatre operating costs by reportable operating segment (in millions).

	U.S. Operating Segment		International Operating Segment		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013
Film rentals and advertising	$154.0	$124.6	$46.7	$55.4	$200.7	$180.0
Concession supplies	20.2	15.8	9.8	12.2	30.0	28.0
Salaries and wages	48.6	39.7	15.8	18.8	64.4	58.5
Facility lease expense	59.3	46.9	19.1	22.7	78.4	69.6
Utilities and other	53.8	42.8	22.1	26.0	75.9	68.8

•

U.S. Film rentals and advertising costs were $154.0 million, or 54.5% of admissions revenues, for the first quarter of 2014 compared to $124.6 million, or 53.1% of admissions revenues, for the first quarter of 2013. The increase in film rentals and advertising costs of $29.4 million was due to the $48.1 million increase in admissions revenues and an increase in the film rentals and advertising rate. The increase in the film rentals and advertising rate was primarily due to a heavier weighting of the top five films during the first quarter of 2014 compared to the first quarter of 2013. Concession supplies expense was $20.2 million, or 13.9% of concession revenues, for the first quarter of 2014 compared to $15.8 million, or 13.4% of concession revenues, for the first quarter of 2013. The increase in the concession supplies rate was primarily due to increases in inventory procurement costs on certain concession products and the impact of special concession promotions that help drive incremental concession sales.

Salaries and wages increased to $48.6 million for the first quarter of 2014 from $39.7 million for the first quarter of 2013 primarily due to increased staffing levels related to the 17.0% increase in attendance. Facility lease expense increased to $59.3 million for the first quarter of 2014 from $46.9 million for the first quarter of 2013 primarily due to new and acquired theatres. Utilities and other costs increased to $53.8 million for the first quarter of 2014 from $42.8 million for the first quarter of 2013 with increases in utility costs, property taxes and repairs and maintenance expenses. All of the above-mentioned theatre operating costs were impacted by the inclusion of the Rave theatres acquired on May 29, 2013.

•	International. Film rentals and advertising costs were $46.7 million, or 47.6% of admissions revenues, for the first quarter of 2014 compared to $55.4 million, or 48.3% of admissions revenues, for the first quarter of 2013. Concession supplies expense was $9.8 million, or 20.6% of concession revenues, for the first quarter of 2014 compared to $12.2 million, or 22.4% of concession revenues, for the first quarter of 2013. The decrease in the film rentals and advertising rate for the first quarter of 2014 was primarily due to increased virtual print fees that we earn from studios on films played in our international theatres. The decrease in the concession supplies rate was primarily due to concession sales price increases.

Salaries and wages decreased to $15.8 million for the first quarter of 2014 from $18.8 million for the first quarter of 2013. Facility lease expense decreased to $19.1 million for the first quarter of 2014 from $22.7 million for the first quarter of 2013. Utilities and other costs decreased to $22.1 million for the first quarter of 2014 from $26.0 million for the first quarter of 2013. All of the above-mentioned theatre operating costs were impacted by the sale of our Mexico theatres during November 2013 and changes in exchange rates in certain countries in which we operate.

General and Administrative Expenses. General and administrative expenses increased to $38.7 million for the first quarter of 2014 from $37.2 million for the first quarter of 2013. The increase was primarily due to increased salaries and incentive compensation expense of approximately $2.3 million and increased professional fees of approximately $1.5 million, partially offset by the impact of the sale of our Mexican subsidiaries during November 2013.

Depreciation and Amortization. Depreciation and amortization expense was $42.5 million during the first quarter of 2014 compared to $39.0 million during the first quarter of 2013. The increase was primarily due to new theatres, including the Rave theatres acquired during May 2013.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $0.4 million during the first quarter of 2014 compared to $0.8 million during the first quarter of 2013. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the first quarter of 2014 consisted of U.S. theatre properties, impacting five of our twenty-six reporting units. See Note 12 to our condensed consolidated financial statements.

(Gain) Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $2.8 million during the first quarter of 2014 compared to a gain of $0.3 million during the first quarter of 2013. The loss recorded during the first quarter of 2014 is primarily due to the replacement of certain theatre assets during the period.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $28.5 million during the first quarter of 2014 compared to $32.6 million during the first quarter of 2013. The decrease was primarily due to the issuance of our 4.875% Senior Notes on May 24, 2013 that were used to pay off the former 8.625% Senior Notes.

Distributions from NCM. We recorded distributions from NCM of $9.5 million during the first quarter of 2014 compared to $6.1 million during the first quarter of 2013, which were in excess of the carrying value of our Tranche 1 investment. See Note 6 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $3.6 million during the first quarter of 2014 compared to $2.4 million during the first quarter of 2013. The equity in income of affiliates recorded during the first quarter of 2014 primarily consisted of income of approximately $3.2 million related to our equity investment in DCIP (see Note 7 to our condensed consolidated financial statements) and income of approximately $0.4 million related to our equity investment in NCM (see Note 6 to our condensed consolidated financial statements). The equity in income of affiliates recorded during the first quarter of 2013 primarily consisted of income of approximately $1.5 million related to our equity investment in DCIP and income of approximately $0.9 million related to our equity investment in NCM.

Income Taxes. Income tax expense of $21.1 million was recorded for the first quarter of 2014 compared to $10.8 million for the first quarter of 2013. The effective tax rate was approximately 36.9% for the first quarter of 2014 compared to 24.5% for the first quarter of 2013. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate. The effective tax rate for the three months ended March 31, 2013 reflected the impact of items related to our Mexico subsidiaries.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, nearly all of our theatres provide the patron a choice of using a credit card, debit card or advanced-sale type certificates such as a gift card, in place of cash. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $61.5 million for the three months ended March 31, 2014 compared to $42.5 million for the three months ended March 31, 2013.

Investing Activities

Our investing activities have been principally related to the development and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our amended senior secured credit facility. Cash used for investing activities was $53.7 million for the three months ended March 31, 2014 compared to $31.2 million for the three months ended March 31, 2013.

Capital expenditures for the three months ended March 31, 2014 and 2013 were as follows (in millions):

Period	New Theatres	Existing Theatres	Total
Three Months Ended March 31, 2014	$27.4	$25.4	$52.8
Three Months Ended March 31, 2013	$15.9	$21.0	$36.9

We continue to invest in our U.S. theatre circuit, which consisted of 4,459 screens at March 31, 2014. During the three months ended March 31, 2014, we built one new theatre with 12 screens and closed two theatres with 10 screens. At March 31, 2014, we had signed commitments to open seven new theatres with 78 screens in domestic markets during the remainder of 2014 and open six new theatres with 74 screens subsequent to 2014. We estimate the remaining capital expenditures for the development of these 152 domestic screens will be approximately $84 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

We also continue to invest in our international theatre circuit, which consisted of 1,136 screens at March 31, 2014. During the three months ended March 31, 2014, we built five new theatres with 32 screens and closed two screens. At March 31, 2014, we had signed commitments to open eight new theatres and 54 screens in international markets during the remainder of 2014 and open four new theatres and 33 screens subsequent to 2014. We estimate the remaining capital expenditures for the development of these 87 international screens will be approximately $63 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our amended senior secured credit facility, and proceeds from debt issuances, sale leaseback transactions and/or sales of excess real estate.

Financing Activities

Cash used for financing activities was $41.5 million for the three months ended March 31, 2014 compared to $28.9 million for the three months ended March 31, 2013.

We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our amended senior secured credit facility, and proceeds from debt issuances, sale leaseback transactions and/or sales of excess real estate.

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of March 31, 2014 (in millions):

Cinemark, USA, Inc. term loan	$691.2
Cinemark USA, Inc. 4.875% senior notes due 2023	530.0
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0
Cinemark USA, Inc. 7.375% senior subordinated notes due 2021	200.0
Other	9.1

Total long-term debt	$1,830.3
Less current portion	(9.1)

Long-term debt, less current portion	$1,821.2

As of March 31, 2014, Cinemark USA, Inc. had $100.0 million in available borrowing capacity on our revolving credit line.

Contractual Obligations

There have been no material changes in our contractual obligations previously disclosed in “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed March 7, 2014.

Off-Balance Sheet Arrangements

Other than the operating leases and purchase commitments disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 filed March 7, 2014, we do not have any off-balance sheet arrangements.

Cinemark USA, Inc. 4.875% Senior Notes

On May 24, 2013, Cinemark USA, Inc. issued $530.0 million aggregate principal amount of 4.875% senior notes due 2023, at par value, (the “4.875% Senior Notes”). Proceeds, after payment of fees, were used to finance a redemption of the 8.625% Senior Notes due 2019 discussed below. Interest on the 4.875% Senior Notes is payable on June 1 and December 1 of each year, beginning December 1, 2013. The 4.875% Senior Notes mature on June 1, 2023.

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

The indenture to the 4.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of March 31, 2014, Cinemark USA, Inc. could have distributed up to approximately $1,471.5 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 4.875% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 4.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 4.875% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of March 31, 2014 was approximately 6.5 to 1.

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

On June 26, 2013, Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Securities and Exchange Commission, or the Commission, pursuant to which Cinemark USA, Inc. offered to exchange the 4.875% Senior Notes for substantially identical notes registered under the Securities Act of 1933, as amended, that do not contain terms restricting the transfer thereof or providing for registration rights. The registration statement was declared effective by the Commission on July 9, 2013. On August 7, 2013, Cinemark USA, Inc. completed the exchange of registered 4.875% Senior Notes for all of the outstanding 4.875% Senior Notes. The registered 4.875% Senior Notes, issued in the exchange, do not have transfer restrictions.

Amended Senior Secured Credit Facility

On December 18, 2012, Cinemark USA, Inc. amended and restated its senior secured credit facility to include a seven year $700.0 million term loan and a five year $100.0 million revolving credit line (the “Amended Senior Secured Credit Facility”). The proceeds from the Amended Senior Secured Credit Facility, combined with a portion of the proceeds from the issuance of the 5.125% Senior Notes discussed below, were used to refinance Cinemark USA, Inc.’s former senior secured credit facility. The term loan under the Amended Senior Secured Credit Facility matures in December 2019. The revolving credit line matures in December 2017. Quarterly principal payments in the amount of $1.75 million are due on the term loan through September 2019 with the remaining principal of $652.8 million due on December 18, 2019.

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

The dividend restriction contained in the Amended Senior Secured Credit Facility prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Amended Senior Secured Credit Facility; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Amended Senior Secured Credit Facility, and (c) certain other defined amounts. As of March 31, 2014, Cinemark USA, Inc. could have distributed up to approximately $1,586.1 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the Amended Senior Secured Credit Facility, subject to its available cash and other borrowing restrictions outlined in the agreement.

At March 31, 2014, there was $691.2 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $100.0 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the Amended Senior Secured Credit Facility at March 31, 2014 was approximately 4.0% per annum.

Cinemark USA, Inc. 5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400.0 million aggregate principal amount of 5.125% senior notes due 2022, at par value (the “5.125% Senior Notes”). A portion of the proceeds were used to refinance a portion of the former senior secured credit facility and to fund the purchase price for the Rave Acquisition (see Note 4 to the condensed consolidated financial statements). Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year, beginning June 15, 2013. The 5.125% Senior Notes mature on December 15, 2022.

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

The indenture to the 5.125% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of March 31, 2014, Cinemark USA, Inc. could have distributed up to approximately $1,474.3 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 5.125% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 5.125% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.125% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of March 31, 2014 was approximately 6.8 to 1.

Prior to December 15, 2017, Cinemark USA, Inc. may redeem all or any part of the 5.125% Senior Notes at its option at 100% of the principal amount plus a make-whole premium. After December 15, 2017, Cinemark USA, Inc. may redeem the 5.125% Senior Notes in whole or in part at redemption prices described in the 5.125% Senior Notes. In addition, Cinemark USA, Inc. may redeem up to 35% of the aggregate principal amount of the 5.125% Senior Notes from the net proceeds of certain equity offerings at the redemption price set forth in the 5.125% Senior Notes.

On April 16, 2013, Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Commission, pursuant to which Cinemark USA, Inc. offered to exchange the 5.125% Senior Notes for identical notes registered under the Securities Act. The registration statement was declared effective by the Commission on April 25, 2013. On May 23, 2013 Cinemark USA, Inc. completed the exchange of registered 5.125% Senior Notes for all of the outstanding 5.125% Senior Notes. The registered 5.125% Senior Notes, issued in the exchange, do not have transfer restrictions.

Cinemark USA, Inc. 7.375% Senior Subordinated Notes

On June 3, 2011, Cinemark USA, Inc. issued $200.0 million aggregate principal amount of 7.375% senior subordinated notes due 2021, at par value (the “Senior Subordinated Notes”). The proceeds, after payment of fees, were primarily used to fund the prepayment of the remaining $157.2 million of Cinemark USA, Inc.’s unextended portion of term loan debt under its former senior secured credit facility. Interest on the Senior Subordinated Notes is payable on June 15 and December 15 of each year. The Senior Subordinated Notes mature on June 15, 2021.

The Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several senior subordinated unsecured basis by certain of Cinemark USA, Inc.’s subsidiaries that guarantee, assume or become liable with respect to any of Cinemark USA, Inc.’s or a guarantor’s other debt. The Senior Subordinated Notes and the guarantees are senior subordinated unsecured obligations and rank equally in right of payment with all of Cinemark USA, Inc.’s and a guarantor’s future senior subordinated indebtedness; are subordinate in right of payment to all of Cinemark USA, Inc.’s and a guarantor’s existing and future senior indebtedness, whether secured or unsecured, including Cinemark USA, Inc.’s obligations under its Amended Senior Secured Credit Facility, its 5.125% Senior Notes and 4.875% Senior Notes; and structurally subordinate to all existing and future indebtedness and other liabilities of Cinemark USA, Inc.’s non-guarantor subsidiaries.

The indenture to the Senior Subordinated Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of March 31, 2014, Cinemark USA, Inc. could have distributed up to approximately $1,465.1 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the Senior Subordinated Notes, subject to its available cash and other borrowing restrictions outlined in the indenture governing the Senior Subordinated Notes. Upon a change of control, as defined in the indenture, Cinemark USA, Inc. would be required to make an offer to repurchase the Senior Subordinated Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1, and our actual ratio as of March 31, 2014 was approximately 6.5 to 1.

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

Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Commission on July 27, 2011 pursuant to which Cinemark USA, Inc. offered to exchange the Senior Subordinated Notes for substantially similar registered Senior Subordinated Notes. The registration statement became effective August 4, 2011, and approximately $199.5 million of the notes were exchanged on September 7, 2011. The registered Senior Subordinated Notes, issued in the exchange, do not have transfer restrictions. Approximately $0.5 million of the Senior Subordinated Notes were not exchanged as of March 31, 2014.

Cinemark USA, Inc. 8.625% Senior Notes

On June 29, 2009, Cinemark USA, Inc. issued $470.0 million aggregate principal amount of 8.625% senior notes due 2019 (the “8.625% Senior Notes”), with an original issue discount of $11.5 million, resulting in proceeds of approximately $458.5 million. The proceeds were primarily used to fund the repurchase of the then remaining outstanding $419.4 million aggregate principal amount at maturity of Cinemark, Inc.’s 9.75% senior discount notes.

On June 24, 2013, Cinemark USA, Inc. redeemed its 8.625% Senior Notes at 112.035% of the principal amount, inclusive of a make-whole premium, plus accrued and unpaid interest, utilizing the proceeds from the issuance of the 4.875% Senior Notes discussed above.

Covenant Compliance

As of March 31, 2014, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

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

Interest Rate Risk

We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt facilities. At March 31, 2014, there was an aggregate of approximately $241.3 million of variable rate debt outstanding under these facilities, which excludes $450.0 million of Cinemark USA, Inc.’s term loan debt that is hedged with the Company’s interest rate swap agreements in effect as of March 31, 2014 as discussed below. Based on the interest rates in effect on the variable rate debt outstanding at March 31, 2014, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $2.4 million.

Our interest rate swap agreements qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on our condensed consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive loss and the ineffective portion reported in earnings.

Below is a summary of our interest rate swap agreements as of March 31, 2014:

Nominal Amount (in millions)	Effective Date	Pay Rate	Receive Rate	Expiration Date
$175.0	December 2010	1.3975%	1-month LIBOR	September 2015
$175.0	December 2010	1.4000%	1-month LIBOR	September 2015
$100.0	November 2011	1.7150%	1-month LIBOR	April 2016

$450.0

The table below provides information about our fixed rate and variable rate long-term debt agreements as of March 31, 2014:

	Expected Maturity for the Twelve-Month Periods Ending March 31,								Average
	(in millions)								Interest
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value	Rate
Fixed rate (1)	$2.1	$1.4	$1.4	$1.4	$1.4	$1,581.3	$1,589.0	$1,586.3	5.1%
Variable rate	7.0	7.0	7.0	7.0	7.0	206.3	241.3	240.9	3.2%

Total debt	$9.1	$8.4	$8.4	$8.4	$8.4	$1,787.6	$1,830.3	$1,827.3

(1)	Includes $450.0 million of the Cinemark USA, Inc. term loan, which represents the debt hedged with the Company’s interest rate swap agreements in effect as of March 31, 2014 discussed above.

Foreign Currency Exchange Rate Risk

There have been no material changes in foreign currency exchange rate risk previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K filed March 7, 2014.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2014, we carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes from legal proceedings previously reported under “Business – Legal Proceedings” in the Company’s Annual Report on Form 10-K filed March 7, 2014.

Item 1A. Risk Factors

There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Annual Report on Form 10-K filed March 7, 2014.

Item 5. Other Information

As required by the indentures governing the Company’s 5.125% Senior Notes, 4.875% Senior Notes and Senior Subordinated Notes, the Company has included in this filing, interim financial information for its subsidiaries that have been designated as unrestricted subsidiaries, as defined by the indentures. As required by these indentures, the Company has included an unaudited condensed consolidating balance sheet and unaudited condensed consolidating statements of income, comprehensive income and cash flows for the Company and its subsidiaries. These supplementary schedules separately identify the Company’s restricted subsidiaries and unrestricted subsidiaries as required by the indentures.

Supplemental Schedules Specified by the Senior Notes Indentures and the Senior Subordinated Notes Indenture:

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

MARCH 31, 2014

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$410,533	$151,753	$—	$562,286
Other current assets	186,239	(58,387)	—	127,852

Total current assets	596,772	93,366	—	690,138
Theatre properties and equipment, net	1,435,101	—	—	1,435,101
Other assets	1,857,058	223,404	(107,019)	1,973,443

Total assets	$3,888,931	$316,770	$(107,019)	$4,098,682

Liabilities and equity
Current liabilities
Current portion of long-term debt	$7,735	$1,389	$—	$9,124
Current portion of capital lease obligations	14,612	—	—	14,612
Accounts payable and accrued expenses	327,591	111	—	327,702

Total current liabilities	349,938	1,500	—	351,438
Long-term liabilities
Long-term debt, less current portion	1,814,250	6,944	—	1,821,194
Capital lease obligations, less current portion	203,272	—	—	203,272
Other long-term liabilities and deferrals	505,648	105,115	—	610,763

Total long-term liabilities	2,523,170	112,059	—	2,635,229
Commitments and contingencies
Equity	1,015,823	203,211	(107,019)	1,112,015

Total liabilities and equity	$3,888,931	$316,770	$(107,019)	$4,098,682

Note:  “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED MARCH 31, 2014

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Revenues	$602,280	$—	$—	$602,280
Cost of operations
Theatre operating costs	449,350	—	—	449,350
General and administrative expenses	38,740	—	—	38,740
Depreciation and amortization	42,496	—	—	42,496
Impairment of long-lived assets	354	—	—	354
Loss on sale of assets and other	2,853	—	—	2,853

Total cost of operations	533,793	—	—	533,793

Operating income	68,487	—	—	68,487
Other income (expense)	(22,103)	10,806	—	(11,297)

Income before income taxes	46,384	10,806	—	57,190
Income taxes	17,083	4,020	—	21,103

Net income	29,301	6,786	—	36,087
Less: Net income attributable to noncontrolling interests	253	—	—	253

Net income attributable to Cinemark USA, Inc.	$29,048	$6,786	$—	$35,834

Note:  “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

THREE MONTHS ENDED MARCH 31, 2014

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Net income	$29,301	$6,786	$—	$36,087
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $368	497	—	—	497
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $1,192	2,023	—	—	2,023
Other comprehensive income of equity method investments	—	262	—	262
Foreign currency translation adjustments	(9,189)	—	—	(9,189)

Total other comprehensive income (loss), net of tax	(6,669)	262	—	(6,407)

Total comprehensive income, net of tax	22,632	7,048	—	29,680
Comprehensive income attributable to noncontrolling interests	(259)	—	—	(259)

Comprehensive income attributable to Cinemark USA, Inc.	$22,373	$7,048	$—	$29,421

Note:  “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2014

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Operating activities
Net income	$29,301	$6,786	$—	$36,087
Adjustments to reconcile net income to cash provided by operating activities	32,553	3,708	—	36,261
Changes in assets and liabilities	(15,670)	4,834	—	(10,836)

Net cash provided by operating activities	46,184	15,328	—	61,512
Investing activities
Additions to theatre properties and equipment	(52,806)	—	—	(52,806)
Proceeds from sale of theatre properties and equipment and other	51	—	—	51
Investment in joint ventures and other	—	(946)	—	(946)

Net cash used for investing activities	(52,755)	(946)	—	(53,701)
Financing activities
Dividends paid to parent	(28,750)	—	—	(28,750)
Repayments of long-term debt	(2,457)	—	—	(2,457)
Payments on capital leases	(3,989)	—	—	(3,989)
Other	(6,258)	—	—	(6,258)

Net cash used for financing activities	(41,454)	—	—	(41,454)
Effect of exchange rate changes on cash and cash equivalents	(3,965)	—	—	(3,965)

Increase (decrease) in cash and cash equivalents	(51,990)	14,382	—	(37,608)
Cash and cash equivalents:
Beginning of year	462,523	137,371	—	599,894

End of year	$410,533	$151,753	$—	$562,286

Note:  “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

Item 6. Exhibits

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark USA, Inc. for the quarter ended March 31, 2014, filed May 9, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK USA, INC.
Registrant

DATE: May 9, 2014

/s/ Tim Warner
Tim Warner
Chief Executive Officer

/s/ Robert Copple
Robert Copple
Chief Financial Officer

EXHIBIT INDEX

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark USA, Inc. for the quarter ended March 31, 2014, filed May 9, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.