Form 10-Q
period 2014-06-30
CINEMARK USA INC /TX
filed 2014-08-08
CIK 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, 1,500 shares of Class A and 182,648 shares of Class B common stock were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data, unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$578,037	$599,894
Inventories	13,316	13,735
Accounts receivable	80,544	81,519
Current income tax receivable	2,192	669
Current deferred tax asset	16,888	18,807
Prepaid expenses and other	12,967	14,940
Accounts receivable from parent	11,809	—

Total current assets	715,753	729,564
Theatre properties and equipment	2,501,147	2,402,796
Less accumulated depreciation and amortization	1,055,521	975,606

Theatre properties and equipment, net	1,445,626	1,427,190
Other assets
Goodwill	1,286,689	1,288,090
Intangible assets - net	352,051	356,144
Investment in NCM	179,516	178,853
Investments in and advances to affiliates	72,895	59,657
Long-term deferred tax asset	319	330
Deferred charges and other assets - net	75,328	104,300

Total other assets	1,966,798	1,987,374

Total assets	$4,128,177	$4,144,128

Liabilities and equity
Current liabilities
Current portion of long-term debt	$8,389	$9,856
Current portion of capital lease obligations	15,216	13,847
Current income tax payable	24,261	22,081
Current liability for uncertain tax positions	963	963
Accounts payable and accrued expenses	292,495	347,552

Total current liabilities	341,324	394,299
Long-term liabilities
Long-term debt, less current portion	1,819,444	1,822,944
Capital lease obligations, less current portion	200,075	202,509
Long-term deferred tax liability	127,585	148,746
Long-term liability for uncertain tax positions	15,175	19,167
Deferred lease expenses	45,433	43,552
Deferred revenue - NCM	339,009	334,429
Other long-term liabilities	71,177	74,201

Total long-term liabilities	2,617,898	2,645,548
Commitments and contingencies (see Note 18)
Equity
Cinemark USA, Inc.’s stockholder’s equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49,543	49,543
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Additional paid-in-capital	1,216,117	1,206,498
Accumulated deficit	(4,038)	(54,703)
Accumulated other comprehensive loss	(77,872)	(81,819)

Total Cinemark USA, Inc.’s stockholder’s equity	1,159,517	1,095,286
Noncontrolling interests	9,438	8,995

Total equity	1,168,955	1,104,281

Total liabilities and equity	$4,128,177	$4,144,128

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Admissions	$455,726	$464,483	$836,640	$813,897
Concession	226,417	228,746	419,440	401,142
Other	35,720	32,393	64,063	58,356

Total revenues	717,863	725,622	1,320,143	1,273,395
Cost of operations
Film rentals and advertising	249,198	257,435	449,855	437,427
Concession supplies	35,336	37,021	65,389	65,021
Salaries and wages	69,942	67,085	134,293	125,554
Facility lease expense	80,647	76,124	159,004	145,742
Utilities and other	78,570	76,360	154,502	145,112
General and administrative expenses	38,752	39,908	77,492	77,120
Depreciation and amortization	43,881	38,734	86,377	77,766
Impairment of long-lived assets	430	1,101	784	1,945
(Gain) loss on sale of assets and other	3,276	(2,801)	6,129	(3,143)

Total cost of operations	600,032	590,967	1,133,825	1,072,544

Operating income	117,831	134,655	186,318	200,851
Other income (expense)
Interest expense	(28,286)	(34,458)	(56,766)	(67,064)
Interest income	1,030	594	2,044	1,397
Foreign currency exchange gain (loss)	1,825	(1,670)	4,877	(340)
Loss on early retirement of debt	—	(72,302)	—	(72,302)
Distributions from NCM	1,180	1,693	10,677	7,796
Equity in income of affiliates	3,600	1,685	7,220	4,106

Total other expense	(20,651)	(104,458)	(31,948)	(126,407)

Income before income taxes	97,180	30,197	154,370	74,444
Income taxes	24,446	8,962	45,549	19,793

Net income	$72,734	$21,235	$108,821	$54,651
Less: Net income attributable to noncontrolling interests	403	572	656	1,040

Net income attributable to Cinemark USA, Inc.	$72,331	$20,663	$108,165	$53,611

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$72,734	$21,235	$108,821	$54,651
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $391, $963, $759 and $1,391	661	1,590	1,158	2,366
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $724, $415, $1,916 and $1,249	1,221	685	3,244	2,041
Other comprehensive income in equity method investments	134	1,678	396	1,678
Foreign currency translation adjustments	8,346	(40,827)	(843)	(39,241)

Total other comprehensive income (loss), net of tax	10,362	(36,874)	3,955	(33,156)

Total comprehensive income (loss), net of tax	83,096	(15,639)	112,776	21,495
Comprehensive income attributable to noncontrolling interests	(405)	(413)	(664)	(925)

Comprehensive income (loss) attributable to Cinemark USA, Inc.	$82,691	$(16,052)	$112,112	$20,570

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six months ended June 30,
	2014	2013
Operating activities
Net income	$108,821	$54,651
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	85,032	75,846
Amortization of intangible and other assets and favorable/unfavorable leases	1,345	1,920
Amortization of long-term prepaid rents	785	1,379
Amortization of debt issue costs	2,623	2,856
Amortization of deferred revenues, deferred lease incentives and other	(6,732)	(5,266)
Amortization of bond discount	—	482
Impairment of long-lived assets	784	1,945
Share based awards compensation expense	6,058	6,389
(Gain) loss on sale of assets and other	6,129	(3,143)
Write-off of unamortized debt discount and debt issue costs related to early retirement of debt	—	15,688
Deferred lease expenses	1,848	2,103
Deferred income tax expense	(22,003)	(43,081)
Equity in income of affiliates	(7,220)	(4,106)
Interest paid on redemption of senior notes	—	(8,054)
Distributions from equity investees	8,352	3,003
Changes in assets and liabilities and other	(26,304)	10,997

Net cash provided by operating activities	159,518	113,609
Investing activities
Additions to theatre properties and equipment	(102,563)	(90,388)
Proceeds from sale of theatre properties and equipment	1,547	18,478
Acquisition of theatres in U.S.	—	(259,247)
Investment in joint ventures and other	(1,896)	(3,264)

Net cash used for investing activities	(102,912)	(334,421)
Financing activities
Dividends paid to parent	(57,500)	(48,000)
Payroll taxes paid as a result of restricted stock withholdings	(9,776)	(3,464)
Issuance of senior notes	—	530,000
Redemption of senior notes	—	(461,946)
Repayments of long-term debt	(4,952)	(4,736)
Payment of debt issue costs	—	(9,212)
Payments on capital leases	(6,827)	(5,374)
Other	3,340	3,305

Net cash provided by (used for) financing activities	(75,715)	573
Effect of exchange rate changes on cash and cash equivalents	(2,748)	(6,519)

Decrease in cash and cash equivalents	(21,857)	(226,758)
Cash and cash equivalents:
Beginning of period	599,894	742,095

End of period	$578,037	$515,337

Supplemental information (see Note 15)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

1. The Company and Basis of Presentation

Cinemark USA, Inc. and subsidiaries (the “Company”), a wholly-owned subsidiary of Cinemark Holdings, Inc., is a leader in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala and Bolivia. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the six months ended June 30, 2014.

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

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2013, included in the Annual Report on Form 10-K filed March 7, 2014 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results to be achieved for the full year.

2. New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The update changes the criteria for reporting discontinued operations and enhances convergence of the FASB’s and International Accounting Standard Board’s reporting requirements for discontinued operations. ASU 2014-08 is effective for a) all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years and b) all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within the annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. We do not expect the adoption of ASU 2014-08 to have a significant impact on our condensed consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The update clarifies the principles for recognizing revenue and creates a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the impact of ASU 2014-09 on our condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

3. Long-Term Debt Activity

Issuance of 4.875% Senior Notes Due 2023

On May 24, 2013, Cinemark USA, Inc. issued $530,000 aggregate principal amount of 4.875% senior notes due 2023, at par value (the “4.875% Senior Notes”). Proceeds, after payment of fees, were used to finance a redemption of the $470,000 8.625% senior notes due 2019 (the “8.625% Senior Notes”). Interest on the 4.875% Senior Notes is payable on June 1 and December 1 of each year, beginning December 1, 2013. The 4.875% Senior Notes mature on June 1, 2023.

Redemption of 8.625% Senior Notes

On June 24, 2013, Cinemark USA, Inc. redeemed the 8.625% Senior Notes at 112.035% of the principal amount, inclusive of a make-whole premium, plus accrued and unpaid interest, utilizing the proceeds from the issuance of the 4.875% Senior Notes discussed above. As a result of the redemption, the Company wrote-off approximately $8,054 in unamortized bond discount and $7,634 in unamortized debt issue costs, paid the make-whole premium of approximately $56,564 and paid other fees of $50, all of which are reflected in loss on early retirement of debt during the three and six months ended June 30, 2013.

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB Accounting Standards Codification (“ASC”) Topic 820-10-35, Fair Value Measurement. The carrying value of the Company’s long-term debt was $1,827,833 and $1,832,800 as of June 30, 2014 and December 31, 2013, respectively. The fair value of the Company’s long-term debt was $1,860,094 and $1,815,879 as of June 30, 2014 and December 31, 2013, respectively.

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

The weighted average amortization period for the intangible assets acquired is approximately 14 years as of the acquisition date. The goodwill is fully deductible for tax purposes.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following unaudited pro forma information summarizes our results of operations as if the Rave Acquisition had occurred as of January 1, 2013:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Total revenues	$767,348	$1,367,959
Income before income taxes	$36,041	$84,021

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

5. Equity

Below is a summary of changes in stockholder’s equity attributable to Cinemark USA, Inc., noncontrolling interests and total equity for the six months ended June 30, 2014 and 2013:

	Cinemark
	USA, Inc.
	Stockholder’s	Noncontrolling	Total
	Equity	Interests	Equity
Balance at January 1, 2014	$1,095,286	$8,995	$1,104,281
Share based awards compensation expense	6,058	—	6,058
Tax benefit related to restricted stock and restricted stock unit vesting	3,561	—	3,561
Dividends paid to parent	(57,500)	—	(57,500)
Dividends paid to noncontrolling interests	—	(221)	(221)
Net income	108,165	656	108,821
Fair value adjustments on interest rate swap agreements designated as hedges, net of settlements, net of taxes of $759	1,158	—	1,158
Fair value adjustments on available-for-sale securities, net of taxes of $1,916	3,244	—	3,244
Other comprehensive income in equity method investments	396	—	396
Foreign currency translation adjustments	(851)	8	(843)

Balance at June 30, 2014	$1,159,517	$9,438	$1,168,955

	Cinemark
	USA, Inc.
	Stockholder’s	Noncontrolling	Total
	Equity	Interests	Equity
Balance at January 1, 2013	$1,085,293	$10,919	$1,096,212
Share based awards compensation expense	6,389	—	6,389
Tax benefit related to restricted stock and restricted stock unit vesting	3,489	—	3,489
Dividends paid to parent	(48,000)	—	(48,000)
Dividends paid to noncontrolling interests	—	(184)	(184)
Net income	53,611	1,040	54,651
Fair value adjustments on interest rate swap agreements designated as hedges, net of settlements, net of taxes of $1,391	2,366	—	2,366
Fair value adjustments on available-for-sale securities, net of taxes of $1,249	2,041	—	2,041
Other comprehensive income in equity method investees	1,678	—	1,678
Foreign currency translation adjustments	(39,126)	(115)	(39,241)

Balance at June 30, 2013	$1,067,741	$11,660	$1,079,401

6. Investment in National CineMedia

        The Company has an investment in National CineMedia, LLC (“NCM”). NCM operates a digital in-theatre network in the U.S. for providing cinema advertising and non-film events. Upon joining NCM, the Company entered into an Exhibitor Services Agreement with NCM (“ESA”), pursuant to which NCM provides advertising, promotion and event services to our theatres. As described further in Note 4 to the Company’s financial statements as included in its 2013 Annual Report on Form 10-K, on February 13, 2007, National CineMedia, Inc. (“NCM, Inc.”), an entity that serves as the sole manager of NCM, completed an initial public offering (“IPO”) of its common stock. In connection with the NCM Inc. initial public offering, the Company amended its operating agreement and the ESA. Following the NCM, Inc. IPO, the Company does not recognize undistributed equity in the earnings on its original NCM membership units (referred to herein as the Company’s Tranche 1 Investment) until NCM’s future net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company recognizes cash distributions it receives from NCM on its Tranche 1 Investment as a component of earnings as Distributions from NCM. The Company believes that the accounting model provided by ASC Topic 323-10-35-22 for recognition of equity investee losses in excess of an investor’s basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

			Distributions			Other
	Investment	Deferred	from	Equity in	Other	Comprehensive	Cash
	in NCM	Revenue	NCM	Earnings	Revenue	Income	Received
Balance as of January 1, 2014	$178,853	$(334,429)
Receipt of common units due to annual common unit adjustment	8,216	(8,216)	$—	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(4,611)	—	4,611
Receipt of excess cash distributions	(5,967)	—	(7,167)	—	—	—	13,134
Receipt under tax receivable agreement	(2,385)	—	(3,510)	—	—	—	5,895
Equity in earnings	357	—	—	(357)	—	—	—
Equity in other comprehensive income	442	—	—	—	—	(442)	—
Amortization of deferred revenue	—	3,636	—	—	(3,636)	—	—

Balance as of and for the period ended June 30, 2014	$179,516	$(339,009)	$(10,677)	$(357)	$(8,247)	$(442)	$23,640

(1)	Amount includes the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $5,686.

During the three months ended June 30, 2014 and 2013, the Company recorded equity in earnings (loss) of approximately $(75) and $536, respectively. During the six months ended June 30, 2014 and 2013, the Company recorded equity in earnings of approximately $357 and $1,402, respectively.

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

As of June 30, 2014, the Company owned a total of 24,556,136 common units of NCM, representing an ownership interest of approximately 19%.

On May 5, 2014, NCM, Inc., the sole manager of NCM, announced that it has entered into an agreement to acquire Screenvision, LLC for $375,000, consisting of cash and NCM, Inc. common stock. The transaction is subject to regulatory approval and other customary closing conditions.

Below is summary financial information for NCM for the three and six months ended June 26, 2014 and June 27, 2013.

	Three Months Ended		Six Months Ended
	June 26, 2014	June 27, 2013	June 26, 2014	June 27, 2013
Gross revenues	$99,958	$122,810	$170,173	$205,029
Operating income	$42,131	$57,928	$54,898	$79,563
Net earnings	$26,467	$41,153	$23,703	$46,778

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

7. Investment in Digital Cinema Implementation Partners

On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. As of June 30, 2014, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP.

The Company has a variable interest in Kasima through the terms of its master equipment lease agreement; however, the Company has determined that it is not the primary beneficiary of Kasima, as the Company does not have the ability to direct the activities of Kasima that most significantly impact Kasima’s economic performance. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting. During the three months ended June 30, 2014 and 2013, the Company recorded equity in earnings of approximately $2,884 and $1,150, respectively. During the six months ended June 30, 2014 and 2013, the Company recorded equity in earnings of $6,178 and $2,702, respectively.

Below is a summary of changes in the Company’s investment in DCIP for the six months ended June 30, 2014:

Investment in
DCIP
Balance as of January 1, 2014	$38,033
Cash contributions	1,896
Equity in income	6,178
Equity in other comprehensive loss	(46)

Balance as of June 30, 2014	$46,061

The digital projection systems that are leased from Kasima are under an operating lease with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, which was amended effective March 31, 2014, the Company pays minimum annual rent of one thousand dollars per digital projection system. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum. As of June 30, 2014, the Company had 3,641 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company recorded equipment lease expense of approximately $2,808 and $3,951 during the six months ended June 30, 2014 and 2013, respectively, which is included in utilities and other costs on the condensed consolidated statements of income.

Below is summary financial information for DCIP for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues	$43,396	$45,022	$86,084	$88,077
Operating income	$26,700	$28,884	$51,004	$55,525
Net income	$19,065	$2,456	$24,593	$14,264

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

As of June 30, 2014, the estimated fair value of the Company’s investment in RealD was $15,603, which is based on the closing price of RealD’s common stock on June 30, 2014, and falls under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. During the six months ended June 30, 2014, the Company recorded an unrealized holding gain of approximately $5,160, before taxes, as a component of accumulated other comprehensive loss on the condensed consolidated balance sheet.

Below is a summary of changes in the Company’s investment in RealD for the six months ended June 30, 2014:

Investment in
RealD
Balance as of January 1, 2014	$10,443
Unrealized holding gain	5,160

Balance as of June 30, 2014	$15,603

9. Share Based Awards

Stock Options – During the six months ended June 30, 2014, 14,584 of Cinemark Holdings, Inc.’s stock options that were held by the Company’s employees were exercised at a weighted average exercise price of $7.63 and a total intrinsic value of $296. The Company recognized a tax benefit of approximately $124 related to the stock option exercises. As of June 30, 2014, Cinemark Holdings, Inc. had no stock options outstanding.

Restricted Stock – During the six months ended June 30, 2014, Cinemark Holdings, Inc. granted 261,213 shares of restricted stock to its directors and employees of the Company. The fair value of the restricted stock granted was determined based on the market value of Cinemark Holdings, Inc.’s common stock on the dates of grant, which ranged from $28.54 to $30.30 per share. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock awards. Restricted stock granted to Cinemark Holdings, Inc.’s directors vests over a one-year period. Certain of the restricted stock granted to the Company’s employees vests over three years based on continued service and the remaining restricted stock granted to the Company’s employees vests over four years based on continued service. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock activity for the six months ended June 30, 2014:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2014	1,260,913	$21.85
Granted	261,213	$28.72
Vested	(619,307)	$20.50
Forfeited	(12,186)	$19.61

Outstanding at June 30, 2014	890,633	$24.83

Unvested restricted stock at June 30, 2014	890,633	$24.83

The Company receives an income tax deduction upon vesting of the restricted stock awards. The total fair value of shares that vested during the six months ended June 30, 2014 was $18,571. The Company recognized a tax benefit of approximately $6,655 and Cinemark Holdings, Inc. recognized and additional tax benefit of $454 during the six months ended June 30, 2014 related to these vested shares.

The Company recorded compensation expense of $4,455 and $4,724 and Cinemark Holdings, Inc. recorded an additional $531 and $399 related to restricted stock awards during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the remaining unrecognized compensation expense related to restricted stock awards was $16,616, $15,899 of which will be recognized by the Company and an additional $717 of which will be recognized by Cinemark Holdings, Inc. The weighted average period over which this remaining compensation expense will be recognized is approximately two years.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Restricted Stock Units – During the six months ended June 30, 2014, Cinemark Holdings, Inc. granted restricted stock units representing 197,515 hypothetical shares of common stock to employees of the Company. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the two fiscal year period ending December 31, 2015 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments as defined in the restricted stock unit award agreement. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the two year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the two year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the two year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. All payouts of restricted stock units that vest will be subject to an additional two year service requirement and will be paid in the form of common stock of Cinemark Holdings, Inc. if the participant continues to provide services through March 2018, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the six months ended June 30, 2014 at each of the three target levels of financial performance (excluding forfeiture assumptions):

	Number of
	Shares	Value at
	Vesting	Grant
at IRR of at least 8.5%	65,832	$1,879
at IRR of at least 10.5%	131,683	$3,758
at IRR of at least 12.5%	197,515	$5,637

Due to the fact that the IRR for the two year performance period could not be determined at the time of grant, the Company estimated that the most likely outcome is the achievement of the mid-point IRR level. The fair value of the restricted stock unit awards was determined based on the market value of Cinemark Holdings, Inc.’s common stock on the date of grant, which was $28.54 per share. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock unit awards. If during the service period, additional information becomes available to lead the Company to believe a different IRR level will be achieved for the two-year performance period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis over the remaining service period.

The Company recorded compensation expense of $1,603 and $1,665 related to restricted stock unit awards during the six months ended June 30, 2014 and 2013, respectively.

During the six months ended June 30, 2014, 392,238 restricted stock unit awards vested. Upon vesting, each restricted stock unit was converted into one share of Cinemark Holdings, Inc.’s common stock. In addition, Cinemark Holdings, Inc. paid approximately $1,341 in dividends on the vested restricted stock units, which represented dividends that had accumulated on the awards since they were granted in 2010. The fair value of the restricted stock unit awards that vested during the six months ended June 30, 2014 was approximately $11,312. The Company recognized a tax benefit of approximately $4,751 during the six months ended June 30, 2014 related to these vested awards.

As of June 30, 2014, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $6,080. The weighted average period over which this remaining compensation expense will be recognized is approximately two years. As of June 30, 2014, the Company had restricted stock units outstanding that represented a total of 577,097 hypothetical shares of Cinemark Holdings, Inc. common stock, assuming the maximum IRR level is achieved for each of the grants.

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

Below is a summary of the Company’s current interest rate swap agreements designated as cash flow hedges as of June 30, 2014:

							Estimated
Nominal Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	Current Liability (1)	Long- Term Liability (2)	Total Fair Value at June 30, 2014
$175,000	December 2010	1.3975%	1-Month LIBOR	September 2015	$2,027	$448	$2,475
$175,000	December 2010	1.4000%	1-Month LIBOR	September 2015	2,058	436	2,494
$100,000	November 2011	1.7150%	1-Month LIBOR	April 2016	1,472	818	2,290

$450,000					$5,557	$1,702	$7,259

(1)	Included in accounts payable and accrued expenses on the condensed consolidated balance sheet as of June 30, 2014.
(2)	Included in other long-term liabilities on the condensed consolidated balance sheet as of June 30, 2014.

The changes in accumulated other comprehensive loss, net of taxes, related to the Company’s interest rate swap agreements for the three and six months ended June 30, 2014 and 2013 were as follows:

	Interest Rate Swaps
	2014	2013
Beginning balances – April 1	$(5,219)	$(8,091)

Other comprehensive income (loss) before reclassifications, net of taxes of $504 and $(75)	(848)	122
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of taxes of $895 and $888	1,509	1,468

Net other comprehensive income	661	1,590

Ending balances – June 30	$(4,558)	$(6,501)

	Interest Rate Swaps
	2014	2013
Beginning balances – January 1	$(5,716)	$(8,867)

Other comprehensive loss before reclassifications, net of taxes of $1,010 and $334	(1,827)	(514)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of taxes of $1,769 and $1,725	2,985	2,880

Net other comprehensive income	1,158	2,366

Ending balances – June 30	$(4,558)	$(6,501)

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

11. Goodwill and Other Intangible Assets

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2014 (1)	$1,150,471	$137,619	$1,288,090
Foreign currency translation adjustments	—	(1,401)	(1,401)

Balance at June 30, 2014 (1)	$1,150,471	$136,218	$1,286,689

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.

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

No events or changes in circumstances occurred during the six months ended June 30, 2014 that indicated the carrying value of goodwill might exceed its estimated fair value.

Intangible assets consisted of the following:

	Balance at January 1,			Balance at June 30,
	2014	Amortization	Other (1)	2014
Intangible assets with finite lives:
Gross carrying amount	$101,617	$—	$(1,216)	$100,401
Accumulated amortization	(46,297)	(3,059)	—	(49,356)

Total net intangible assets with finite lives	55,320	(3,059)	(1,216)	51,045
Intangible assets with indefinite lives:
Tradename	300,824	—	182	301,006

Total intangible assets — net	$356,144	$(3,059)	$(1,034)	$352,051

(1)	Consists primarily of foreign currency translation adjustments.

Estimated aggregate future amortization expense for intangible assets is as follows:

For the six months ended December 31, 2014	$3,169
For the twelve months ended December 31, 2015	5,988
For the twelve months ended December 31, 2016	5,876
For the twelve months ended December 31, 2017	5,319
For the twelve months ended December 31, 2018	4,368
Thereafter	26,325

Total	$51,045

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

12. Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

The Company considers actual theatre level cash flows, budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of approximately twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the six months ended June 30, 2014 and 2013. As of June 30, 2014, the estimated aggregate fair value of the long-lived assets impaired during the six months ended June 30, 2014 was approximately $2,071.

The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
United States theatre properties	$430	$651	$784	$770
International theatre properties	—	450	—	1,175

Impairment of long-lived assets	$430	$1,101	$784	$1,945

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of June 30, 2014:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities – current (see Note 10)	$(5,557)	$—	$—	$(5,557)
Interest rate swap liabilities – long term (see Note 10)	$(1,702)	$—	$—	$(1,702)
Investment in RealD (see Note 8)	$15,603	$15,603	$—	$—

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

Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Liabilities
	2014	2013
Beginning balances - January 1	$9,176	$14,192
Total (gain) loss included in accumulated other comprehensive loss	1,068	(877)
Settlements	(2,985)	(2,880)

Ending balances – June 30	$7,259	$10,435

The Company also uses the income approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 11 and Note 12). Additionally, the Company uses the market approach to estimate the fair value of its long-term debt (see Note 3). There were no changes in valuation techniques during the period. There were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2014.

14. Foreign Currency Translation

The accumulated other comprehensive loss account in stockholder’s equity of $77,872 and $81,819 at June 30, 2014 and December 31, 2013, respectively, includes cumulative foreign currency adjustments of $79,798 and $78,947, respectively, from translating the financial statements of the Company’s international subsidiaries, and also includes the change in fair values of the Company’s interest rate swap agreements that are designated as hedges and the change in fair value of the Company’s available-for-sale securities.

All foreign countries where the Company has operations are non-highly inflationary and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.

Below is a summary of the impact of translating the June 30, 2014 financial statements of certain of the Company’s international subsidiaries:

	Exchange Rate as of		Total Assets at	Other Comprehensive Income (Loss) For The Six Months Ended
Country	June 30, 2014	December 31, 2013	June 30, 2014	June 30, 2014
Brazil	2.21	2.36	$363,614	$16,666
Argentina	8.14	6.52	$98,090	(16,625)
Chile	552.10	525.55	$52,924	(1,878)
All other				986

				$(851)

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

15. Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Six Months Ended
	June 30,
	2014	2013
Cash paid for interest	$53,890	$61,814
Cash paid for income taxes, net of refunds received	$64,540	$43,748
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$(4,617)	$(3,222)
Theatre properties acquired under capital lease	$4,012	$50,840
Investment in NCM – receipt of common units (see Note 6)	$8,216	$98,797
Change in fair market value of available-for-sale securities, net of taxes (see Note 8)	$3,244	$2,041

(1)	Additions to theatre properties and equipment included in accounts payable as of June 30, 2014 and December 31, 2013 were $7,393 and $12,010, respectively.

16. Segments

The Company manages its international market and its U.S. market as separate reportable operating segments, with the international segment consisting of operations in Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, and Bolivia. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues, primarily screen advertising. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report total asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
U.S.	$524,485	$517,109	$969,405	$883,472
International	196,881	211,879	357,073	396,072
Eliminations	(3,503)	(3,366)	(6,335)	(6,149)

Total revenues	$717,863	$725,622	$1,320,143	$1,273,395

Adjusted EBITDA
U.S.	$121,542	$129,138	$215,477	$209,581
International	48,484	49,327	83,499	85,505

Total Adjusted EBITDA	$170,026	$178,465	$298,976	$295,086

Capital expenditures
U.S.	$30,483	$29,631	$60,795	$35,787
International	19,274	23,868	41,768	54,601

Total capital expenditures	$49,757	$53,499	$102,563	$90,388

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$72,734	$21,235	$108,821	$54,651
Add (deduct):
Income taxes	24,446	8,962	45,549	19,793
Interest expense (1)	28,286	34,458	56,766	67,064
Loss on early retirement of debt	—	72,302	—	72,302
Other income (2)	(6,455)	(609)	(14,141)	(5,163)
Depreciation and amortization	43,881	38,734	86,377	77,766
Impairment of long-lived assets	430	1,101	784	1,945
(Gain) loss on sale of assets and other	3,276	(2,801)	6,129	(3,143)
Deferred lease expenses	249	1,213	1,848	2,103
Amortization of long-term prepaid rents	407	729	785	1,379
Share based awards compensation expense	2,772	3,141	6,058	6,389

Adjusted EBITDA(3)	$170,026	$178,465	$298,976	$295,086

(1)	Includes amortization of debt issue costs.
(2)	Includes interest income, foreign currency exchange gain (loss) and equity in income of affiliates and excludes distributions from NCM.
(3)	Distributions from NCM are reported entirely within the U.S. operating segment.

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2014	2013	2014	2013
U.S.	$524,485	$517,109	$969,405	$883,472
Brazil	97,501	82,686	172,900	164,803
Other international countries	99,380	129,193	184,173	231,269
Eliminations	(3,503)	(3,366)	(6,335)	(6,149)

Total	$717,863	$725,622	$1,320,143	$1,273,395

Theatre Properties and Equipment-net	June 30, 2014	December 31, 2013
U.S.	$1,054,954	$1,062,471
Brazil	234,325	201,492
Other international countries	156,347	163,227

Total	$1,445,626	$1,427,190

17. Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is Cinemark Holdings, Inc.’s Chairman of the Board and directly and indirectly owns approximately 9%

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

of Cinemark Holdings, Inc.’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $279 and $284 of management fee revenues during the six months ended June 30, 2014 and 2013, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company leases 15 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 16 leases, 14 have fixed minimum annual rent. The two leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. For the six months ended June 30, 2014 and 2013, the Company paid total rent of approximately $11,643 and $11,713, respectively, to Syufy.

The Company has paid certain fees and expenses on behalf of its parent, Cinemark Holdings, Inc. and Cinemark Holdings, Inc. has paid income taxes and other items on behalf of the Company. The net receivable from Cinemark Holdings, Inc. as of June 30, 2014 and December 31, 2013 was $11,809 and $0, respectively.

18. Commitments and Contingencies

On June 23, 2014 Cinemark Holdings, Inc.’s board of directors announced that Mr. Sean Gamble will be the Company’s Executive Vice President – Chief Financial Officer. The Company and Mr. Gamble entered into an Employment Agreement to be effective as of August 25, 2014 (the “Agreement”). The term of the Agreement is three years provided, however, that at the end of each year of the term, the term shall be automatically extended for an additional one-year period. The base salary stipulated in the Agreement is subject to review during the term of the Agreement for increase (but not decrease) each year by the compensation committee of Cinemark Holdings, Inc.’s board of directors. Mr. Gamble will be eligible to receive annual cash incentive bonuses upon the Company meeting certain performance targets established by the compensation committee and will be eligible to participate in, and receive grants of equity incentive awards under, the Company’s long-term incentive plan.

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

19. Condensed Consolidating Financial Information of Subsidiary Guarantors

As of June 30, 2014, the Company had outstanding $400,000 aggregate principal amount of 5.125% senior notes due 2022, or the 5.125% Senior Notes, $530,000 aggregate principal amount of 4.875% senior notes due 2023, or the 4.875% Senior Notes, and $200,000 aggregate principal amount of 7.375% senior subordinated notes due 2021, or the Senior Subordinated Notes (collectively the “Notes”). These Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the following wholly-owned subsidiaries of Cinemark USA, Inc.:

Sunnymead Cinema Corp., Cinemark Properties, Inc., Greeley Holdings, Inc., Inc., Cinemark Partners I, Inc., CNMK Investments, Inc., CNMK Texas Properties, LLC, Cinemark Concessions LLC, Cinemark AB, Inc., Century Theatres, Inc., Marin Theatre Management, LLC, Century Theatres NG, LLC, Cinearts LLC, Cinearts Sacramento, LLC, Corte Madera Theatres, LLC, Novato Theatres, LLC, San Rafael Theatres, LLC, Northbay Theatres, LLC, Century Theatres Summit Sierra, LLC and Century Theatres Seattle, LLC.

The following supplemental condensed consolidating financial information presents:

a.	Condensed consolidating balance sheet information as of December 31, 2013 and June 30, 2014, condensed consolidating statements of income information for the three and six months ended June 30, 2013 and 2014, condensed consolidating statements of comprehensive income (loss) information for the three and six months ended June 30, 2013 and 2014 and condensed consolidating statements of cash flows information for the six months ended June 30, 2013 and 2014.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

b.	Cinemark USA, Inc. (the “Parent” and “Issuer”), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method of accounting and therefore, the Parent column reflects the equity income of its Guarantor Subsidiaries and Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Guarantor Subsidiaries and Non-Guarantor Subsidiaries column. Additionally, the Guarantor Subsidiaries column reflects the equity income (loss) of its Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Non-Guarantor Subsidiaries column.

c.	Elimination entries necessary to consolidate the Parent and all of its Subsidiaries.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

June 30, 2014

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$69,348	$106,502	$402,187	$—	$578,037
Other current assets	96,371	17,516	80,047	(68,027)	125,907
Accounts receivable from parent and subsidiaries	372,628	—	—	(360,819)	11,809

Total current assets	538,347	124,018	482,234	(428,846)	715,753
Theatre properties and equipment - net	457,202	579,064	409,360	—	1,445,626
Investment in subsidiaries	1,242,730	431,016	—	(1,673,746)	—
Other assets	1,419,921	137,236	405,978	3,663	1,966,798

Total assets	$3,658,200	$1,271,334	$1,297,572	$(2,098,929)	$4,128,177

Liabilities and equity
Current liabilities
Current portion of long-term debt	$7,000	$—	$1,389	$—	$8,389
Current portion of capital lease obligations	4,445	8,550	2,221	—	15,216
Accounts payable and accrued expenses	203,840	75,777	100,930	(62,828)	317,719
Accounts payable to parent or subsidiaries	—	194,991	165,828	(360,819)	—

Total current liabilities	215,285	279,318	270,368	(423,647)	341,324
Long-term liabilities
Long-term debt, less current portion	1,812,500	—	6,944	—	1,819,444
Capital lease obligations, less current portion	90,949	80,128	28,998	—	200,075
Other long-term liabilities and deferrals	379,949	83,428	136,539	(1,537)	598,379

Total long-term liabilities	2,283,398	163,556	172,481	(1,537)	2,617,898
Commitments and contingencies
Equity
Cinemark USA, Inc.’s stockholder’s equity:
Common stock	49,543	457,368	10,219	(467,587)	49,543
Other stockholder’s equity	1,109,974	371,092	835,066	(1,206,158)	1,109,974

Total Cinemark USA, Inc. stockholder’s equity	1,159,517	828,460	845,285	(1,673,745)	1,159,517
Noncontrolling interests	—	—	9,438	—	9,438

Total equity	1,159,517	828,460	854,723	(1,673,745)	1,168,955

Total liabilities and equity	$3,658,200	$1,271,334	$1,297,572	$(2,098,929)	$4,128,177

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED JUNE 30, 2013

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$211,962	$304,453	$219,285	$(10,078)	$725,622
Cost of operations
Theatre operating expenses	165,094	202,538	156,471	(10,078)	514,025
General and administrative expenses	6,575	17,926	15,407	—	39,908
Depreciation and amortization	10,812	15,817	12,105	—	38,734
Impairment of long-lived assets	574	77	450	—	1,101
(Gain) loss on sale of assets and other	(3,606)	804	1	—	(2,801)

Total cost of operations	179,449	237,162	184,434	(10,078)	590,967

Operating income	32,513	67,291	34,851	—	134,655
Other income (expense)
Interest expense	(31,017)	(2,504)	(937)	—	(34,458)
Loss on early retirement of debt	(72,302)	—	—	—	(72,302)
Distributions from NCM	—	—	1,693	—	1,693
Equity in income of affiliates	65,923	13,288	1,685	(79,211)	1,685
Other income (expense)	24	2	(1,102)	—	(1,076)

Total other income (expense)	(37,372)	10,786	1,339	(79,211)	(104,458)

Income (loss) before income taxes	(4,859)	78,077	36,190	(79,211)	30,197
Income taxes	(25,522)	24,415	10,069	—	8,962

Net income	20,663	53,662	26,121	(79,211)	21,235
Less: Net income attributable to noncontrolling interests	—	—	572	—	572

Net income attributable to Cinemark USA, Inc.	$20,663	$53,662	$25,549	$(79,211)	$20,663

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED JUNE 30, 2014

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$227,655	$299,984	$203,803	$(13,579)	$717,863
Cost of operations
Theatre operating expenses	184,745	199,622	142,905	(13,579)	513,693
General and administrative expenses	5,298	19,108	14,346	—	38,752
Depreciation and amortization	12,258	16,851	14,772	—	43,881
Impairment of long-lived assets	360	70	—	—	430
Loss on sale of assets and other	1,728	767	781	—	3,276

Total cost of operations	204,389	236,418	172,804	(13,579)	600,032

Operating income	23,266	63,566	30,999	—	117,831
Other income (expense)
Interest expense	(25,053)	(2,308)	(925)	—	(28,286)
Distributions from NCM	—	—	1,180	—	1,180
Equity in income of affiliates	75,552	23,607	3,603	(99,162)	3,600
Other income	6	2	2,847	—	2,855

Total other income	50,505	21,301	6,705	(99,162)	(20,651)

Income before income taxes	73,771	84,867	37,704	(99,162)	97,180
Income taxes	1,440	23,728	(722)	—	24,446

Net income	72,331	61,139	38,426	(99,162)	72,734
Less: Net income attributable to noncontrolling interests	—	—	403	—	403

Net income attributable to Cinemark USA, Inc.	$72,331	$61,139	$38,023	$(99,162)	$72,331

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

SIX MONTHS ENDED JUNE 30, 2013

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$354,743	$528,657	$408,899	$(18,904)	$1,273,395
Cost of operations
Theatre operating expenses	282,637	356,957	298,166	(18,904)	918,856
General and administrative expenses	11,941	35,932	29,247	—	77,120
Depreciation and amortization	19,544	31,253	26,969	—	77,766
Impairment of long-lived assets	608	162	1,175	—	1,945
(Gain) loss on sale of assets and other	(3,391)	662	(414)	—	(3,143)

Total cost of operations	311,339	424,966	355,143	(18,904)	1,072,544

Operating income	43,404	103,691	53,756	—	200,851
Other income (expense)
Interest expense	(59,470)	(4,982)	(2,612)	—	(67,064)
Loss on early retirement of debt	(72,302)	—	—	—	(72,302)
Distributions from NCM	125	—	7,671	—	7,796
Equity in income of affiliates	111,685	32,649	4,106	(144,334)	4,106
Other income	42	5	1,010	—	1,057

Total other income (expense)	(19,920)	27,672	10,175	(144,334)	(126,407)

Income before income taxes	23,484	131,363	63,931	(144,334)	74,444
Income taxes	(30,127)	37,625	12,295	—	19,793

Net income	53,611	93,738	51,636	(144,334)	54,651
Less: Net income attributable to noncontrolling interests	—	—	1,040	—	1,040

Net income attributable to Cinemark USA, Inc.	$53,611	$93,738	$50,596	$(144,334)	$53,611

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

SIX MONTHS ENDED JUNE 30, 2014

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$423,910	$549,820	369,264	(22,851)	$1,320,143
Cost of operations
Theatre operating expenses	349,327	373,540	263,027	(22,851)	963,043
General and administrative expenses	10,643	40,188	26,661	—	77,492
Depreciation and amortization	24,592	33,421	28,364	—	86,377
Impairment of long-lived assets	689	95	—	—	784
Loss on sale of assets and other	3,622	1,543	964	—	6,129

Total cost of operations	388,873	448,787	319,016	(22,851)	1,133,825

Operating income	35,037	101,033	50,248	—	186,318
Other income (expense)
Interest expense	(50,304)	(4,668)	(1,794)	—	(56,766)
Distributions from NCM	2,207	—	8,470	—	10,677
Equity in income of affiliates	119,906	37,898	7,223	(157,807)	7,220
Other income (expense)	25	(1)	6,897	—	6,921

Total other income	71,834	33,229	20,796	(157,807)	(31,948)

Income before income taxes	106,871	134,262	71,044	(157,807)	154,370
Income taxes	(1,294)	35,684	11,159	—	45,549

Net income	108,165	98,578	59,885	(157,807)	108,821
Less: Net income attributable to noncontrolling interests	—	—	656	—	656

Net income attributable to Cinemark USA, Inc.	$108,165	$98,578	$59,229	$(157,807)	$108,165

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

THREE MONTHS ENDED JUNE 30, 2014

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$72,331	$61,139	$38,426	$(99,162)	$72,734
Other comprehensive income, net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $391	661	—	—	—	661
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $724	1,221	—	—	—	1,221
Other comprehensive income of equity method investments	134	—	123	(123)	134
Foreign currency translation adjustments	8,344	—	8,346	(8,344)	8,346

Total other comprehensive income, net of tax	10,360	—	8,469	(8,467)	10,362

Total comprehensive income, net of tax	$82,691	$61,139	$46,895	$(107,629)	$83,096
Comprehensive income attributable to noncontrolling interests	—	—	(405)	—	(405)

Comprehensive income attributable to Cinemark USA, Inc.	$82,691	$61,139	$46,490	$(107,629)	$82,691

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

SIX MONTHS ENDED JUNE 30, 2014

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$108,165	$98,578	$59,885	$(157,807)	$108,821
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $759	1,158	—	—	—	1,158
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $1,916	3,244	—	—	—	3,244
Other comprehensive income of equity method investments	396	—	385	(385)	396
Foreign currency translation adjustments	(851)	—	(843)	851	(843)

Total other comprehensive income (loss), net of tax	3,947	—	(458)	466	3,955

Total comprehensive income, net of tax	$112,112	$98,578	$59,427	$(157,341)	$112,776
Comprehensive income attributable to noncontrolling interests	—	—	(664)	—	(664)

Comprehensive income attributable to Cinemark USA, Inc.	$112,112	$98,578	$58,763	$(157,341)	$112,112

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2013

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$53,611	$93,738	$51,636	$(144,334)	$54,651
Adjustments to reconcile net income to cash provided by operating activities and other	(128,888)	5,225	27,290	144,334	47,961
Changes in assets and liabilities and other	89,564	(68,707)	(9,860)	—	10,997

Net cash provided by operating activities	14,287	30,256	69,066	—	113,609
Investing activities
Additions to theatre properties and equipment	(4,251)	(31,258)	(54,879)	—	(90,388)
Proceeds from sale of theatre properties and equipment	10,168	8,273	37	—	18,478
Acquisition of theatres in U.S.	(241,253)	(17,994)	—	—	(259,247)
Dividends received from subsidiaries	1,713	2	—	(1,715)	—
Other	—	—	(3,264)	—	(3,264)

Net cash used for investing activities	(233,623)	(40,977)	(58,106)	(1,715)	(334,421)
Financing activities
Dividends paid to parent	(48,000)	—	(1,715)	1,715	(48,000)
Issuance of senior notes	530,000	—	—	—	530,000
Redemption of senior notes	(461,946)	—	—	—	(461,946)
Repayments of long-term debt	(3,500)	—	(1,236)	—	(4,736)
Payment of debt issue costs	(9,212)	—	—	—	(9,212)
Payments on capital leases	(980)	(3,299)	(1,095)	—	(5,374)
Other	3,489	(3,464)	(184)	—	(159)

Net cash provided by (used for) financing activities	9,851	(6,763)	(4,230)	1,715	573
Effect of exchange rate changes on cash and cash equivalents	—	—	(6,519)	—	(6,519)

Increase (decrease) in cash and cash equivalents	(209,485)	(17,484)	211	—	(226,758)
Cash and cash equivalents:
Beginning of year	305,627	193,863	242,605	—	742,095

End of year	$96,142	$176,379	$242,816	$—	$515,337

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2014

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$108,165	$98,578	$59,885	$(157,807)	$108,821
Adjustments to reconcile net income to cash provided by (used for) operating activities	(109,780)	2,499	26,475	157,807	77,001
Changes in assets and liabilities and other	107,181	(136,760)	3,275	—	(26,304)

Net cash provided by (used for) operating activities	105,566	(35,683)	89,635	—	159,518
Investing activities
Additions to theatre properties and equipment	(40,591)	(19,960)	(42,012)	—	(102,563)
Proceeds from sale of theatre properties and equipment	1,032	26	489	—	1,547
Dividends received from subsidiaries	925	—	—	(925)	—
Investment in joint ventures and other	—	—	(1,896)	—	(1,896)

Net cash used for investing activities	(38,634)	(19,934)	(43,419)	(925)	(102,912)
Financing activities
Dividends paid to parent	(57,500)	—	(925)	925	(57,500)
Repayments of long-term debt	(3,500)	—	(1,452)	—	(4,952)
Payments on capital leases	(1,989)	(3,863)	(975)	—	(6,827)
Other	3,340	(9,776)	—	—	(6,436)

Net cash used for financing activities	(59,649)	(13,639)	(3,352)	925	(75,715)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,748)	—	(2,748)

Increase (decrease) in cash and cash equivalents	7,283	(69,256)	40,116	—	(21,857)
Cash and cash equivalents:
Beginning of year	62,065	175,758	362,071	—	599,894

End of year	$69,348	$106,502	$402,187	$—	$578,037

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, and Bolivia. As of June 30, 2014, we managed our business under two reportable operating segments — U.S. markets and international markets. See Note 16 to our condensed consolidated financial statements.

We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing promotions, meeting rentals and electronic video games located in some of our theatres. Our contracts with NCM have assisted us in expanding our offerings to domestic advertisers and broadening ancillary revenue sources such as digital video monitor advertising and third party branding. Historically, we have also offered alternative entertainment, such as live and pre-recorded sports programs, concert events, the MET opera and other special presentations in our theatres through our relationship with NCM. We are continuing to offer this entertainment through our recently formed joint venture, AC JV, LLC. Our Flix Media initiative has allowed us to expand our screen advertising within our international circuit and to other international exhibitors. Films leading the box office during the six months ended June 30, 2014 included the carryover of Frozen as well as new releases Captain America: The Winter Soldier, The LEGO® Movie, X-Men: Days of Future Past, The Amazing Spider-Man 2, Godzilla, 22 Jump Street, Ride Along, Maleficent, Rio 2, How to Train Your Dragon 2, Lone Survivor, Divergent, The Fault in Our Stars and 300: Rise of an Empire among other films. Films currently scheduled for release during the remainder of 2014 include sequels such as Hunger Games: Mockingjay Part I, Hobbit: The Battle of the Five Armies, Dawn of the Planet of the Apes, Night at the Museum 3 and new films such as Guardians of the Galaxy, Into the Woods, Fury, Gone Girl, Exodus and Interstellar, among other films.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating data (in millions):
Revenues
Admissions	$455.7	$464.5	$836.6	$813.9
Concession	226.5	228.7	419.5	401.1
Other	35.7	32.4	64.1	58.4

Total revenues	$717.9	$725.6	$1,320.2	$1,273.4
Cost of operations
Film rentals and advertising	249.2	257.4	449.9	437.4
Concession supplies	35.4	37.0	65.4	65.0
Salaries and wages	69.9	67.1	134.3	125.6
Facility lease expense	80.6	76.1	159.0	145.7
Utilities and other	78.6	76.4	154.5	145.1
General and administrative expenses	38.8	39.9	77.5	77.1
Depreciation and amortization	43.9	38.7	86.4	77.8
Impairment of long-lived assets	0.4	1.1	0.8	1.9
(Gain) loss on sale of assets and other	3.3	(2.8)	6.1	(3.1)

Total cost of operations	600.1	590.9	1,133.9	1,072.5

Operating income	$117.8	$134.7	$186.3	$200.9

Operating data as a percentage of total revenues:
Revenues
Admissions	63.5%	64.0%	63.4%	63.9%
Concession	31.5%	31.5%	31.8%	31.5%
Other	5.0%	4.5%	4.8%	4.6%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	54.7%	55.4%	53.8%	53.7%
Concession supplies	15.6%	16.2%	15.6%	16.2%
Salaries and wages	9.7%	9.2%	10.2%	9.9%
Facility lease expense	11.2%	10.5%	12.0%	11.4%
Utilities and other	10.9%	10.5%	11.7%	11.4%
General and administrative expenses	5.4%	5.5%	5.9%	6.1%
Depreciation and amortization	6.1%	5.3%	6.5%	6.1%
Impairment of long-lived assets	0.1%	0.2%	0.1%	0.2%
(Gain) loss on sale of assets and other	0.5%	(0.4)%	0.5%	(0.2)%
Total cost of operations	83.6%	81.4%	85.9%	84.2%
Operating income	16.4%	18.6%	14.1%	15.8%

Average screen count (month end average)	5,597	5,530	5,590	5,409

Revenues per average screen (dollars)	$128,259	$131,216	$236,162	$235,422

(1)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended June 30, 2014 versus June 30, 2013

Revenues. Total revenues decreased $7.7 million to $717.9 million for the three months ended June 30, 2014 (“second quarter of 2014”) from $725.6 million for the three months ended June 30, 2013 (“second quarter of 2013”), representing a 1.1% decrease. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
			%			%			%
	2014	2013	Change	2014	2013	Change	2014	2013	Change
Admissions revenues(1)	$334.7	$335.9	(0.4)%	$121.0	$128.6	(5.9)%	$455.7	$464.5	(1.9)%
Concession revenues(1)	$170.6	$164.2	3.9%	$55.9	$64.5	(13.3)%	$226.5	$228.7	(1.0)%
Other revenues(1)(2)	$15.7	$13.6	15.4%	$20.0	$18.8	6.4%	$35.7	$32.4	10.2%
Total revenues (1)(2)	$521.0	$513.7	1.4%	$196.9	$211.9	(7.1)%	$717.9	$725.6	(1.1)%
Attendance(1)	46.5	46.9	(0.9)%	24.0	26.5	(9.4)%	70.5	73.4	(4.0)%

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 16 of our condensed consolidated financial statements.

•	U.S. Admissions revenues decreased slightly due to a 0.9% decrease in attendance, partially offset by a 0.6% increase in average ticket price from $7.16 for the second quarter of 2013 to $7.20 for the second quarter of 2014. The increase in concession revenues of $6.4 million was primarily attributable to a 4.9% increase in concession revenues per patron from $3.50 for the second quarter of 2013 to $3.67 for the second quarter of 2014, partially offset by the 0.9% decrease in attendance. The slight decrease in attendance was due to the decrease in the number of blockbuster films released during the second quarter of 2014 compared to the second quarter of 2013. The increase in average ticket price was primarily due to price increases and the pricing at the acquired Rave theatres. The increase in concession revenues per patron was primarily due to incremental sales and price increases. Our revenues and attendance for the second quarter of 2014 also benefited from the inclusion of the 32 Rave theatres acquired on May 29, 2013 (see Note 4 to the condensed consolidated financial statements).

•	International. Decreases in revenues and attendance were primarily due to the sale of our Mexico theatres, which occurred during November 2013, partially offset by the impact of new theatres opened in certain of our other countries. Admissions revenues decreased $7.6 million, concession revenues decreased $8.6 million and attendance decreased 9.4%. Average ticket price increased 3.9% from $4.85 for the second quarter of 2013 to $5.04 for the second quarter of 2014. Concession revenues per patron decreased 4.1% from $2.43 for the second quarter of 2013 to $2.33 for the second quarter of 2014. The increase in average ticket price was primarily due to an increase in the mix of 3D tickets and local currency price increases partially offset by the unfavorable impact of exchange rates in certain countries in which we operate. The decrease in concession revenues per patron was primarily due to the unfavorable impact of exchange rates in certain countries in which we operate.

Cost of Operations. The table below summarizes certain of our year-over-year theatre operating costs by reportable operating segment (in millions).

	U.S. Operating Segment		International Operating Segment		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Film rentals and advertising	$190.4	$192.7	$58.8	$64.7	$249.2	$257.4
Concession supplies	23.3	23.5	12.1	13.5	35.4	37.0
Salaries and wages	51.9	47.5	18.0	19.6	69.9	67.1
Facility lease expense	58.5	51.8	22.1	24.3	80.6	76.1
Utilities and other	55.1	50.7	23.5	25.7	78.6	76.4

•

U.S. Film rentals and advertising costs were $190.4 million, or 56.9% of admissions revenues, for the second quarter of 2014 compared to $192.7 million, or 57.4% of admissions revenues, for the second quarter of 2013. The decrease in the film rentals and advertising rate was primarily due to the decrease in the number of blockbuster films released during the second quarter of 2014 compared to the second quarter of 2013. Concession supplies expense was $23.3 million, or 13.7% of concession revenues, for the second quarter of 2014 compared to $23.5 million, or 14.3% of concession revenues, for the second quarter of 2013. The decrease in the concession supplies rate was primarily due to decreases in inventory procurement costs for certain of our concessions products.

Salaries and wages increased to $51.9 million for the second quarter of 2014 from $47.5 million for the second quarter of 2013. Facility lease expense increased to $58.5 million for the second quarter of 2014 from $51.8 million for the second quarter of 2013. Utilities and other costs increased to $55.1 million for the second quarter of 2014 from $50.7 million for the second quarter of 2013. All of the above-mentioned theatre operating costs for the second quarter of 2014 increased primarily due to the inclusion of the 32 Rave theatres acquired on May 29, 2013 (see Note 4 to the condensed consolidated financial statements).

•	International. Film rentals and advertising costs were $58.8 million, or 48.6% of admissions revenues, for the second quarter of 2014 compared to $64.7 million, or 50.3% of admissions revenues, for the second quarter of 2013. Concession supplies expense was $12.1 million, or 21.6% of concession revenues, for the second quarter of 2014 compared to $13.5 million, or 20.9% of concession revenues, for the second quarter of 2013. The decrease in the film rentals and advertising rate for the second quarter of 2014 was primarily due to increased virtual print fees that we earn from studios on films played in our international theatres. The increase in the concession supplies rate is partly due to the mix of premium concessions products sold and special promotions.

Salaries and wages decreased to $18.0 million for the second quarter of 2014 from $19.6 million for the second quarter of 2013. Facility lease expense decreased to $22.1 million for the second quarter of 2014 from $24.3 million for the second quarter of 2013. Utilities and other costs decreased to $23.5 million for the second quarter of 2014 from $25.7 million for the second quarter of 2013. All of the above-mentioned theatre operating costs were impacted by the sale of our Mexico theatres during November 2013 and changes in exchange rates in certain countries in which we operate.

General and Administrative Expenses. General and administrative expenses decreased to $38.8 million for the second quarter of 2014 from $39.9 million for the second quarter of 2013. The decrease was primarily due to the impact of the sale of our Mexican subsidiaries in November 2013 as well as the effect of changes in the exchange rates in certain countries in which we operate, partially offset by increased salaries and incentive compensation expense of approximately $1.2 million, increased professional fees of approximately $1.3 million and increased credit card processing fees of $1.1 million.

Depreciation and Amortization. Depreciation and amortization expense was $43.9 million during the second quarter of 2014 compared to $38.7 million during the second quarter of 2013. The increase was primarily due to new theatres, including the 32 Rave theatres acquired on May 29, 2013.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $0.4 million during the second quarter of 2014 compared to $1.1 million during the second quarter of 2013. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the second quarter of 2014 consisted of U.S. theatre properties, impacting five of our twenty-six reporting units. See Note 12 to our condensed consolidated financial statements.

(Gain) Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $3.3 million during the second quarter of 2014 compared to a gain of $2.8 million during the second quarter of 2013. The loss recorded during the second quarter of 2014 is primarily due to the retirement of certain theatre equipment that was replaced during the period. The gain recorded during the second quarter of 2013 was primarily a result of a gain on sale of a land parcel in the U.S.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $28.3 million during the second quarter of 2014 compared to $34.5 million during the second quarter of 2013. The decrease was primarily due to the issuance of the 4.875% Senior Notes on May 24, 2013 that were used to pay off the former 8.625% Senior Notes on June 24, 2013.

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

Distributions from NCM. We recorded distributions from NCM of $1.2 million during the second quarter of 2014 compared to $1.7 million during the second quarter of 2013, which were in excess of the carrying value of our Tranche 1 investment. See Note 6 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $3.6 million during the second quarter of 2014 compared to $1.7 million during the second quarter of 2013. The equity in income of affiliates recorded during the second quarter of 2014 primarily included income of approximately $2.9 million related to our equity investment in DCIP (see Note 7 to our condensed consolidated financial statements). The equity in income of affiliates recorded during the second quarter of 2013 included income of approximately $1.2 million related to our equity investment in DCIP and income of approximately $0.5 million related to our equity investment in NCM.

Income Taxes. Income tax expense of $24.4 million was recorded for the second quarter of 2014 compared to $9.0 million for the second quarter of 2013. The effective tax rate was approximately 25.2% for the second quarter of 2014 compared to 29.7% for the second quarter of 2013. The effective tax rate for the second quarter of 2014 reflects the impact of items related to our Mexican subsidiaries. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Six months ended June 30, 2014 versus June 30, 2013

Revenues. Total revenues increased $46.8 million to $1,320.2 million for the six months ended June 30, 2014 (“the 2014 period”) from $1,273.4 million for the six months ended June 30, 2013 (“the 2013 period”), representing a 3.7% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
			%			%			%
	2014	2013	Change	2014	2013	Change	2014	2013	Change
Admissions revenues (1)	$617.4	$570.5	8.2%	$219.2	$243.4	(9.9)%	$836.6	$813.9	2.8%
Concession revenues (1)	$316.1	$282.2	12.0%	$103.4	$118.9	(13.0)%	$419.5	$401.1	4.6%
Other revenues (1) (2)	$29.6	$24.6	20.3%	$34.5	$33.8	2.1%	$64.1	$58.4	9.8%
Total revenues (1) (2)	$963.1	$877.3	9.8%	$357.1	$396.1	(9.8)%	$1,320.2	$1,273.4	3.7%
Attendance (1)	87.1	81.6	6.7%	44.9	49.2	(8.7)%	132.0	130.8	0.9%

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 16 of our condensed consolidated financial statements.

•	U.S. The increase in admissions revenues of $46.9 million was attributable to a 6.7% increase in attendance and a 1.4% increase in average ticket price from $6.99 for the 2013 period to $7.09 for the 2014 period. The increase in concession revenues of $33.9 million was attributable to the 6.7% increase in attendance and a 4.9% increase in concession revenues per patron from $3.46 for the 2013 period to $3.63 for the 2014 period. The increase in average ticket price was primarily due to price increases and the pricing at the acquired Rave theatres. The increase in concession revenues per patron was primarily due to incremental sales and price increases. Our revenues and attendance for the 2014 period also benefited from the inclusion of the 32 Rave theatres acquired on May 29, 2013 (see Note 4 to the condensed consolidated financial statements).

•

International. Decreases in revenues and attendance were primarily due to the sale of our Mexico theatres, which occurred during November 2013, partially offset by the impact of new theatres opened in certain of our other countries. Admissions revenues decreased $24.2 million, concession revenues decreased $15.5 million and attendance decreased 8.7%. Admissions revenues were also impacted by a 1.4% decrease in average ticket price from $4.95 for the 2013 period to $4.88 for the 2014 period. Concession revenues were also impacted by a 5.0% decrease in concession revenues per patron from $2.42 for the 2013 period to $2.30 for the 2014 period. The decrease in average ticket price and concession revenues per patron was primarily due to the unfavorable impact of exchange rates in certain countries in which we operate.

Cost of Operations. The table below summarizes certain of our year-over-year theatre operating costs by reportable operating segment (in millions).

	U.S. Operating Segment		International Operating Segment		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Film rentals and advertising	$344.4	$317.3	$105.5	$120.1	$449.9	$437.4
Concession supplies	43.5	39.3	21.9	25.7	65.4	65.0
Salaries and wages	100.5	87.2	33.8	38.4	134.3	125.6
Facility lease expense	117.8	98.7	41.2	47.0	159.0	145.7
Utilities and other	108.9	93.4	45.6	51.7	154.5	145.1

U.S. Film rentals and advertising costs were $344.4 million, or 55.8% of admissions revenues for the 2014 period compared to $317.3 million, or 55.6% of admissions revenues, for the 2013 period. Concession supplies expense was $43.5 million, or 13.8% of concession revenues, for the 2014 period compared to $39.3 million, or 13.9% of concession revenues, for the 2013 period.

Salaries and wages increased to $100.5 million for the 2014 period from $87.2 million for the 2013 period. Facility lease expense increased to $117.8 million for the 2014 period from $98.7 million for the 2013 period. Utilities and other costs increased to $108.9 million for the 2014 period from $93.4 million for the 2013 period. All of the above-mentioned theatre operating costs for the 2014 period increased primarily due to the inclusion of the 32 Rave theatres acquired on May 29, 2013 (see Note 4 to the condensed consolidated financial statements).

•	International. Film rentals and advertising costs were $105.5 million, or 48.1% of admissions revenues, for the 2014 period compared to $120.1 million, or 49.3% of admissions revenues, for the 2013 period. Concession supplies expense was $21.9 million, or 21.2% of concession revenues, for the 2014 period compared to $25.7 million, or 21.6% of concession revenues, for the 2013 period. The decrease in the film rentals and advertising rate for the 2014 period was primarily due to increased virtual print fees that we earn from studios on films played in our international theatres.

Salaries and wages decreased to $33.8 million for the 2014 period from $38.4 million for the 2013 period. Facility lease expense decreased to $41.2 million for the 2014 period from $47.0 million for the 2013 period. Utilities and other costs decreased to $45.6 million for the 2014 period from $51.7 million for the 2013 period. All of the above-mentioned theatre operating costs were impacted by the sale of our Mexico theatres during November 2013 and changes in exchange rates in certain countries in which we operate.

General and Administrative Expenses. General and administrative expenses increased to $77.5 million for the 2014 period from $77.1 million for the 2013 period. The increase was primarily due to increased salaries and incentive compensation expense of approximately $2.6 million and increased professional fees of approximately $2.7 million, offset by the impact of the sale of our Mexican subsidiaries in November 2013 and the changes in exchange rates in certain countries in which we operate.

Depreciation and Amortization. Depreciation and amortization expense was $86.4 million for the 2014 period compared to $77.8 million for the 2013 period. The increase was primarily due to new theatres, including the 32 Rave theatres acquired on May 29, 2013.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $0.8 million for the 2014 period compared to $1.9 million for the 2013 period. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the 2014 period consisted of U.S. theatre properties, impacting seven of our twenty-six reporting units. See Note 12 to our condensed consolidated financial statements.

(Gain) Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $6.1 million during the 2014 period compared to a gain of $3.1 million during the 2013 period. The loss recorded during the 2014 period was primarily due to the retirement of certain theatre equipment that was replaced during the period. The gain recorded during the 2013 period was primarily a result of a gain on sale of a land parcel in the U.S.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $56.8 million for the 2014 period compared to $67.1 million for the 2013 period. The decrease was primarily due to the issuance of the 4.875% Senior Notes on May 24, 2013 that were used to pay off the former 8.625% Senior Notes on June 24, 2013.

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

Distributions from NCM. We recorded distributions from NCM of $10.7 million during the 2014 period and $7.8 million during the 2013 period, which were in excess of the carrying value of our Tranche 1 investment. See Note 6 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $7.2 million during the 2014 period compared to $4.1 million during the 2013 period. The equity in income of affiliates recorded during the 2014 period primarily included income of approximately $6.2 million related to our equity investment in DCIP (see Note 7 to our condensed consolidated financial statements) and income of approximately $0.4 million related to our equity investment in NCM (see Note 6 to our condensed consolidated financial statements). The equity in income of affiliates recorded during the 2013 period included income of approximately $2.7 million related to our equity investment in DCIP and income of approximately $1.4 million related to our equity investment in NCM.

Income Taxes. Income tax expense of $45.5 million was recorded for the 2014 period compared to $19.8 million for the 2013 period. The effective tax rate was 29.5% for the 2014 period compared to 26.6% for the 2013 period. The effective tax rate for the 2014 period reflects the impact of items related to our Mexican subsidiaries. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, nearly all of our theatres provide the patron a choice of using a credit card, debit card, or advanced-sale type certificates such as a gift card, in place of cash. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $159.5 million for the six months ended June 30, 2014 compared to $113.6 million for the six months ended June 30, 2013. The increase in cash provided by operating activities was primarily due to the make-whole premium of $56.6 million paid upon the redemption of the 8.625% Senior Notes, which is reflected in net income for the six months ended June 30, 2013.

Investing Activities

Our investing activities have been principally related to the development and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our amended senior secured credit facility. Cash used for investing activities was $102.9 million for the six months ended June 30, 2014 compared to $334.4 million for the six months ended June 30, 2013. The decrease in cash used for investing activities was primarily due to the acquisition of theatres in the U.S. for approximately $259.2 million (see Note 4 to the condensed consolidated financial statements) that occurred during the six months ended June 30, 2013.

Capital expenditures for the six months ended June 30, 2014 and 2013 were as follows (in millions):

Period	New Theatres	Existing Theatres	Total
Six Months Ended June 30, 2014	$47.0	$55.6	$102.6
Six Months Ended June 30, 2013	$46.2	$44.2	$90.4

We continue to invest in our U.S. theatre circuit, which consisted of 4,456 screens at June 30, 2014. During the six months ended June 30, 2014, we built two theatres with 22 screens and closed four theatres with 23 screens. At June 30, 2014, we had signed commitments to open six new theatres with 68 screens in domestic markets during the remainder of 2014 and open seven new theatres with 85 screens subsequent to 2014. We estimate the remaining capital expenditures for the development of these 153 domestic screens will be approximately $81 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

We also continue to invest in our international theatre circuit, which consisted of 1,153 screens at June 30, 2014. During the six months ended June 30, 2014, we built eight new theatres and 50 screens and closed three screens. At June 30, 2014, we had signed commitments to open three new theatres and 28 screens in international markets during the remainder of 2014 and open seven new theatres and 49 screens subsequent to 2014. We estimate the remaining capital expenditures for the development of these 77 international screens will be approximately $58 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our amended senior secured credit facility, and proceeds from debt issuances, sale leaseback transactions and/or sales of excess real estate.

Financing Activities

Cash used for financing activities was $75.7 million for the six months ended June 30, 2014 compared to cash provided by financing activities of $0.6 million for the six months ended June 30, 2013. Cash provided by financing activities for the six months ended June 30, 2013 included proceeds from the issuance of Cinemark USA, Inc.’s 4.875% Senior Notes, partially offset by the redemption of Cinemark USA, Inc.’s 8.625% Senior Notes (see Note 3 to the condensed consolidated financial statements).

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of June 30, 2014 (in millions):

Cinemark, USA, Inc. term loan	$689.5
Cinemark USA, Inc. 4.875% senior notes due 2023	530.0
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0
Cinemark USA, Inc. 7.375% senior subordinated notes due 2021	200.0
Other	8.3

Total long-term debt	$1,827.8
Less current portion	8.4

Long-term debt, less current portion	$1,819.4

As of June 30, 2014, we had $100.0 million in available borrowing capacity on our revolving credit line.

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

The indenture to the 4.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of June 30, 2014, Cinemark USA, Inc. could have distributed up to approximately $1,566.8 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 4.875% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 4.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 4.875% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of June 30, 2014 was approximately 6.4 to 1.

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

On June 26, 2013, Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Securities and Exchange Commission, or the Commission, pursuant to which Cinemark USA, Inc. offered to exchange the 4.875% Senior Notes for substantially identical notes registered under the Securities Act of 1933, as amended (the “Securities Act”), that do not contain terms restricting the transfer thereof or providing for registration rights. The registration statement was declared effective by the Commission on July 9, 2013. On August 7, 2013, Cinemark USA, Inc. completed the exchange of registered 4.875% Senior Notes for all of the outstanding 4.875% Senior Notes. The registered 4.875% Senior Notes, issued in the exchange, do not have transfer restrictions.

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

The dividend restriction contained in the Amended Senior Secured Credit Facility prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Amended Senior Secured Credit Facility; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Amended Senior Secured Credit Facility, and (c) certain other defined amounts. As of June 30, 2014, Cinemark USA, Inc. could have distributed up to approximately $1,629.2 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the Amended Senior Secured Credit Facility, subject to its available cash and other borrowing restrictions outlined in the agreement.

At June 30, 2014, there was $689.5 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $100.0 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the Amended Senior Secured Credit Facility at June 30, 2014 was approximately 4.0% per annum.

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

The indenture to the 5.125% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of June 30, 2014, Cinemark USA, Inc. could have distributed up to approximately $1,570.1 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 5.125% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 5.125% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.125% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of June 30, 2014 was approximately 6.7 to 1.

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

The indenture to the Senior Subordinated Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of June 30, 2014, Cinemark USA, Inc. could have distributed up to approximately $1,560.3 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the Senior Subordinated Notes, subject to its available cash and other borrowing restrictions outlined in the indenture governing the Senior

Subordinated Notes. Upon a change of control, as defined in the indenture, Cinemark USA, Inc. would be required to make an offer to repurchase the Senior Subordinated Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1, and our actual ratio as of June 30, 2014 was approximately 6.4 to 1.

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

Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Commission on July 27, 2011 pursuant to which Cinemark USA, Inc. offered to exchange the Senior Subordinated Notes for substantially similar Senior Subordinated Notes registered under the Securities Act. The registration statement became effective August 4, 2011, and approximately $199.5 million of the notes were exchanged on September 7, 2011. The registered Senior Subordinated Notes, issued in the exchange, do not have transfer restrictions. Approximately $0.5 million of the Senior Subordinated Notes were not exchanged as of June 30, 2014.

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

Covenant Compliance

As of June 30, 2014, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

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

Interest Rate Risk

We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt facilities. At June 30, 2014, there was an aggregate of approximately $239.5 million of variable rate debt outstanding under these facilities, which excludes $450.0 million of Cinemark USA, Inc.’s term loan debt that is hedged with the Company’s interest rate swap agreements in effect as of June 30, 2014 as discussed below. Based on the interest rates in effect on the variable rate debt outstanding at June 30, 2014, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $2.4 million.

Our interest rate swap agreements qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on our condensed consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive loss and the ineffective portion reported in earnings.

Below is a summary of our interest rate swap agreements as of June 30, 2014:

Nominal Amount (in millions)	Effective Date	Pay Rate	Receive Rate	Expiration Date
$175.0	December 2010	1.3975%	1-month LIBOR	September 2015
$175.0	December 2010	1.4000%	1-month LIBOR	September 2015
$100.0	November 2011	1.7150%	1-month LIBOR	April 2016

$450.0

The table below provides information about our fixed rate and variable rate long-term debt agreements as of June 30, 2014:

	Expected Maturity for the Twelve-Month Periods Ending June 30,								Average Interest Rate
	(in millions)
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed rate (1)	$1.4	$1.4	$1.4	$1.4	$1.4	$1,581.3	$1,588.3	$1,619.7	5.1%
Variable rate	7.0	7.0	7.0	7.0	7.0	204.5	239.5	240.4	3.2%

Total debt	$8.4	$8.4	$8.4	$8.4	$8.4	$1,785.8	$1,827.8	$1,860.1

(1)	Includes $450.0 million of the Cinemark USA, Inc. term loan, which represents the debt hedged with the Company’s interest rate swap agreements in effect as of June 30, 2014 discussed above.

Foreign Currency Exchange Rate Risk

There have been no material changes in foreign currency exchange rate risk previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K filed March 7, 2014.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2014, we carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes from legal proceedings previously reported under “Business – Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 7, 2014.

Item 1A. Risk Factors

In addition to the risk factors previously disclosed in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 7, 2014, the Company considers the following a material risk factor:

Failure to protect information systems from cyber attacks could adversely affect our business and results of operations.

We rely extensively on our information systems to process transactions and manage the transactional data. We have adopted industry-accepted security measures and technology to protect the confidential and proprietary information that we maintain on our information systems. However, security measures may be subject to cyber attacks resulting in security breaches and loss of confidential company or customer information, adversely affecting our business and results of operations.

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

Supplemental Schedules Specified by the Senior Notes Indentures and the Senior Subordinated Notes Indenture:

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

JUNE 30, 2014

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$424,638	$153,399	$—	$578,037
Other current assets	198,053	(60,337)	—	137,716

Total current assets	622,691	93,062	—	715,753
Theatre properties and equipment, net	1,445,626	—	—	1,445,626
Other assets	1,846,714	227,103	(107,019)	1,966,798

Total assets	$3,915,031	$320,165	$(107,019)	$4,128,177

Liabilities and equity
Current liabilities
Current portion of long-term debt	$7,000	$1,389	$—	$8,389
Current portion of capital lease obligations	15,216	—	—	15,216
Accounts payable and accrued expenses	317,274	445	—	317,719

Total current liabilities	339,490	1,834	—	341,324
Long-term liabilities
Long-term debt, less current portion	1,812,500	6,944	—	1,819,444
Capital lease obligations, less current portion	200,075	—	—	200,075
Other long-term liabilities and deferrals	493,264	105,115	—	598,379

Total long-term liabilities	2,505,839	112,059	—	2,617,898
Commitments and contingencies
Equity	1,069,702	206,272	(107,019)	1,168,955

Total liabilities and equity	$3,915,031	$320,165	$(107,019)	$4,128,177

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

SIX MONTHS ENDED JUNE 30, 2014

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Revenues	$1,320,143	$—	$—	$1,320,143
Cost of operations
Theatre operating costs	963,043	—	—	963,043
General and administrative expenses	77,491	1	—	77,492
Depreciation and amortization	86,377	—	—	86,377
Impairment of long-lived assets	784	—	—	784
Loss on sale of assets and other	6,129	—	—	6,129

Total cost of operations	1,133,824	1	—	1,133,825

Operating income (loss)	186,319	(1)	—	186,318
Other income (expense)	(47,433)	15,485	—	(31,948)

Income before income taxes	138,886	15,484	—	154,370
Income taxes	39,790	5,759	—	45,549

Net income	99,096	9,725	—	108,821
Less: Net income attributable to noncontrolling interests	656	—	—	656

Net income attributable to Cinemark USA, Inc.	$98,440	$9,725	$—	$108,165

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

SIX MONTHS ENDED JUNE 30, 2014

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Net income	$99,096	$9,725	$—	$108,821
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $759	1,158	—	—	1,158
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $1,916	3,244	—	—	3,244
Other comprehensive income of equity method investments	11	385	—	396
Foreign currency translation adjustments	(843)	—	—	(843)

Total other comprehensive income, net of tax	3,570	385	—	3,955

Total comprehensive income, net of tax	102,666	10,110	—	112,776
Comprehensive income attributable to noncontrolling interests	(664)	—	—	(664)

Comprehensive income attributable to Cinemark USA, Inc.	$102,002	$10,110	$—	$112,112

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2014

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Operating activities
Net income	$99,096	$9,725	$—	$108,821
Adjustments to reconcile net income to cash provided by operating activities	78,080	(1,079)	—	77,001
Changes in assets and liabilities	(35,582)	9,278	—	(26,304)

Net cash provided by operating activities	141,594	17,924	—	159,518
Investing activities
Additions to theatre properties and equipment	(102,563)	—	—	(102,563)
Proceeds from sale of theatre properties and equipment	1,547	—	—	1,547
Investment in joint ventures and other	—	(1,896)	—	(1,896)

Net cash used for investing activities	(101,016)	(1,896)	—	(102,912)
Financing activities
Dividends paid to parent	(57,500)	—	—	(57,500)
Repayments of long-term debt	(4,952)	—	—	(4,952)
Payments on capital leases	(6,827)	—	—	(6,827)
Other	(6,436)	—	—	(6,436)

Net cash used for financing activities	(75,715)	—	—	(75,715)
Effect of exchange rate changes on cash and cash equivalents	(2,748)	—	—	(2,748)

Increase (decrease) in cash and cash equivalents	(37,885)	16,028	—	(21,857)
Cash and cash equivalents:
Beginning of year	462,523	137,371	—	599,894

End of year	$424,638	$153,399	$—	$578,037

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

Item 6. Exhibits

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

* 101	Financial Statements from the quarterly report on Form 10-Q of Cinemark USA, Inc. for the quarter ended June 30, 2014, filed August 8, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK USA, INC.
Registrant
DATE: August 8, 2014
/s/ Tim Warner
Tim Warner
Chief Executive Officer

/s/ Robert Copple
Robert Copple
Chief Financial Officer

EXHIBIT INDEX

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark USA, Inc. for the quarter ended June 30, 2014, filed August 8, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.