Form 10-Q
period 2014-09-30
CINEMARK USA INC /TX
filed 2014-11-10
CIK 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, 1,500 shares of Class A and 182,648 shares of Class B common stock were outstanding.

CINEMARK USA, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements

Certain matters within this Quarterly Report on Form 10-Q include “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The “forward-looking statements” may include our current expectations, assumptions, estimates and projections about our business and our industry. They may include statements relating to future revenues, expenses and profitability, the future development and expected growth of our business, projected capital expenditures, attendance at movies generally or in any of the markets in which we operate, the number or diversity of popular movies released and our ability to successfully license and exhibit popular films, national and international growth in our industry, competition from other exhibitors and alternative forms of entertainment and determinations in lawsuits in which we are defendants. Forward-looking statements can be identified by the use of words such as “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. For a description of the risk factors, please review the “Risk Factors” section or other sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 7, 2014 and quarterly reports on Form 10-Q, filed with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data, unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$546,486	$599,894
Inventories	11,610	13,735
Accounts receivable	76,220	81,519
Current income tax receivable	2,482	669
Current deferred tax asset	16,397	18,807
Prepaid expenses and other	14,408	14,940
Accounts receivable from parent	12,242	—

Total current assets	679,845	729,564
Theatre properties and equipment	2,501,782	2,402,796
Less accumulated depreciation and amortization	1,073,995	975,606

Theatre properties and equipment, net	1,427,787	1,427,190

Other assets
Goodwill	1,277,334	1,288,090
Intangible assets - net	350,026	356,144
Investment in NCM	182,109	178,853
Investments in and advances to affiliates	74,007	59,657
Long-term deferred tax asset	947	330
Deferred charges and other assets - net	80,381	104,300

Total other assets	1,964,804	1,987,374

Total assets	$4,072,436	$4,144,128

Liabilities and equity

Current liabilities
Current portion of long-term debt	$8,389	$9,856
Current portion of capital lease obligations	15,713	13,847
Current income tax payable	12,527	22,081
Current liability for uncertain tax positions	—	963
Accounts payable and accrued expenses	281,831	347,552

Total current liabilities	318,460	394,299

Long-term liabilities
Long-term debt, less current portion	1,817,694	1,822,944
Capital lease obligations, less current portion	199,609	202,509
Long-term deferred tax liability	126,990	148,746
Long-term liability for uncertain tax positions	14,764	19,167
Deferred lease expenses	45,532	43,552
Deferred revenue - NCM	337,114	334,429
Other long-term liabilities	69,906	74,201

Total long-term liabilities	2,611,609	2,645,548

Commitments and contingencies (see Note 18)

Equity
Cinemark USA, Inc.’s stockholder’s equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49,543	49,543
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Additional paid-in-capital	1,218,899	1,206,498
Retained earnings (deficit)	5,712	(54,703)
Accumulated other comprehensive loss	(117,384)	(81,819)

Total Cinemark USA, Inc.’s stockholder’s equity	1,132,537	1,095,286
Noncontrolling interests	9,830	8,995

Total equity	1,142,367	1,104,281

Total liabilities and equity	$4,072,436	$4,144,128

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Admissions	$402,832	$479,631	$1,239,472	$1,293,528
Concession	211,131	242,257	630,571	643,399
Other	32,940	35,678	97,003	94,034

Total revenues	646,903	757,566	1,967,046	2,030,961

Cost of operations
Film rentals and advertising	215,565	254,792	665,420	692,219
Concession supplies	33,473	38,971	98,862	103,992
Salaries and wages	67,903	73,267	202,196	198,821
Facility lease expense	80,567	85,085	239,571	230,827
Utilities and other	79,477	84,723	233,979	229,835
General and administrative expenses	35,205	41,918	112,697	119,038
Depreciation and amortization	44,731	42,399	131,108	120,165
Impairment of long-lived assets	4,510	131	5,294	2,076
(Gain) loss on sale of assets and other	2,590	611	8,719	(2,532)

Total cost of operations	564,021	621,897	1,697,846	1,694,441

Operating income	82,882	135,669	269,200	336,520

Other income (expense)
Interest expense	(28,335)	(29,478)	(85,101)	(96,542)
Interest income	1,543	1,569	3,587	2,966
Foreign currency exchange loss	(5,235)	(507)	(358)	(847)
Loss on early retirement of debt	—	—	—	(72,302)
Distributions from NCM	3,481	5,622	14,158	13,418
Equity in income of affiliates	10,328	11,733	17,548	15,839

Total other expense	(18,218)	(11,061)	(50,166)	(137,468)

Income before income taxes	64,664	124,608	219,034	199,052
Less: Income taxes	25,761	43,572	71,310	63,365

Net income	$38,903	$81,036	$147,724	$135,687
Less: Net income attributable to noncontrolling interests	403	726	1,059	1,766

Net income attributable to Cinemark USA, Inc.	$38,500	$80,310	$146,665	$133,921

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$38,903	$81,036	$147,724	$135,687
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $529, $70, $1,287 and $1,461	892	115	2,050	2,481
Unrealized gain (loss) due to fair value adjustments on available-for-sale securities, net of taxes of $1,542, $3,181, $374 and $1,933	(2,603)	(5,256)	641	(3,215)
Other comprehensive income in equity method investments	466	1,776	862	3,454
Foreign currency translation adjustments	(38,278)	(9,518)	(39,121)	(48,759)

Total other comprehensive loss, net of tax	(39,523)	(12,883)	(35,568)	(46,039)

Total comprehensive income (loss), net of tax	(620)	68,153	112,156	89,648
Comprehensive income attributable to noncontrolling interests	(392)	(621)	(1,056)	(1,546)

Comprehensive income (loss) attributable to Cinemark USA, Inc.	$(1,012)	$67,532	$111,100	$88,102

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine months ended September 30,
	2014	2013
Operating activities
Net income	$147,724	$135,687

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	129,183	117,195
Amortization of intangible and other assets and favorable/unfavorable leases	1,925	2,970
Amortization of long-term prepaid rents	1,785	2,104
Amortization of debt issue costs	3,934	4,165
Amortization of deferred revenues, deferred lease incentives and other	(10,198)	(8,478)
Amortization of bond discount	—	482
Impairment of long-lived assets	5,294	2,076
Share based awards compensation expense	8,832	9,743
(Gain) loss on sale of assets and other	8,719	(2,532)
Write-off of unamortized debt discount and debt issue costs related to early retirement of debt	—	15,688
Deferred lease expenses	2,016	4,038
Deferred income tax expenses	(20,976)	(34,087)
Equity in income of affiliates	(17,548)	(15,839)
Interest paid on redemption of senior notes	—	(8,054)
Distributions from equity investees	11,374	7,645
Changes in assets and liabilities and other	(49,397)	(54,438)

Net cash provided by operating activities	222,667	178,365

Investing activities
Additions to theatre properties and equipment	(156,168)	(159,488)
Proceeds from sale of theatre properties and equipment and other	1,973	29,880
Acquisitions of theatres in U.S.	—	(259,247)
Investment in joint ventures and other	(1,925)	(5,080)

Net cash used for investing activities	(156,120)	(393,935)

Financing activities
Dividends paid to parent	(86,250)	(76,575)
Payroll taxes paid as a result of restricted stock withholdings	(9,776)	(3,464)
Issuance of senior notes	—	530,000
Other short-term borrowings	—	1,473
Redemption of senior notes	—	(461,946)
Repayments of long-term debt	(6,702)	(7,060)
Payment of debt issue costs	—	(9,328)
Payments on capital leases	(10,293)	(8,480)
Purchase of noncontrolling interest share of Adamark S.A., a Brazilian subsidiary	—	(5,621)
Other	3,349	2,822

Net cash used for financing activities	(109,672)	(38,179)

Effect of exchange rate changes on cash and cash equivalents	(10,283)	(8,745)

Decrease in cash and cash equivalents	(53,408)	(262,494)

Cash and cash equivalents:
Beginning of period	599,894	742,095

End of period	$546,486	$479,601

Supplemental information (see Note 15)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

1.	The Company and Basis of Presentation

Cinemark USA, Inc. and subsidiaries (the “Company”), a wholly-owned subsidiary of Cinemark Holdings, Inc., is a leader in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala and Bolivia. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the nine months ended September 30, 2014.

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

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2013, included in the Annual Report on Form 10-K filed March 7, 2014 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results to be achieved for the full year.

2.	New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The update changes the criteria for reporting discontinued operations and enhances convergence of the FASB’s and International Accounting Standard Board’s reporting requirements for discontinued operations. ASU 2014-08 is effective for a) all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years and b) all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within the annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the adoption of ASU 2014-08 to have a significant impact on its condensed consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The update clarifies the principles for recognizing revenue and creates a common revenue standard for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. Early application is not permitted. The Company is currently evaluating the impact of ASU 2014-09 on its condensed consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

(“ASU 2014-12”). The update requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years. Early application is permitted. The Company does not expect the adoption of ASU 2014-12 to have any impact on its condensed consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and interim periods within those years. Early application is permitted. The Company does not expect the adoption of ASU 2014-15 to have a significant impact on its condensed consolidated financial statements.

3.	Long-Term Debt Activity

Issuance of 4.875% Senior Notes Due 2023

On May 24, 2013, Cinemark USA, Inc. issued $530,000 aggregate principal amount of 4.875% senior notes due 2023, at par value (the “4.875% Senior Notes”). Proceeds, after payment of fees, were used to finance a redemption of $470,000 of 8.625% senior notes due 2019 (the “8.625% Senior Notes”). Interest on the 4.875% Senior Notes is payable on June 1 and December 1 of each year, beginning December 1, 2013. The 4.875% Senior Notes mature on June 1, 2023.

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

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB Accounting Standards Codification (“ASC”) Topic 820-10-35, Fair Value Measurement. The carrying value of the Company’s long-term debt was $1,826,083 and $1,832,800 as of September 30, 2014 and December 31, 2013, respectively. The fair value of the Company’s long-term debt was $1,799,242 and $1,815,879 as of September 30, 2014 and December 31, 2013, respectively.

4.	Acquisitions and Dispositions

Acquisition of Rave Theatres

On May 29, 2013, the Company acquired 32 theatres with 483 screens from Rave Real Property Holdco, LLC and certain of its subsidiaries, Rave Cinemas, LLC and RC Processing, LLC (collectively “Rave”) in an asset purchase for approximately $236,875 in cash plus the assumption of certain liabilities (the “Rave Acquisition”). The acquisition resulted in an expansion of the Company’s domestic theatre base into one new state and seven new markets. The transaction was subject to antitrust approval by the Department of Justice or Federal Trade Commission. The Department of Justice required the Company to agree to divest of three of the newly acquired theatres, which occurred during August 2013 (see discussion below).

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

The following unaudited pro forma information summarizes our results of operations as if the Rave Acquisition had occurred as of January 1, 2013:

Nine Months Ended
September 30, 2013
Total revenues	$2,125,525

Income before income taxes	$208,629

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

Disposition of Mexico Subsidiaries

During February 2013, the Company entered into a stock purchase agreement with Grupo Cinemex, S.A. De C.V. pursuant to which the Company would sell its Mexican subsidiaries, which consisted of 31 theatres and 290 screens. The transaction was subject to approval by the Mexican Federal Competition Commission (the “Competition Commission”). During November 2013, the Competition Commission approved the sale and the transaction closed on November 15, 2013. The sales price, which was paid in Mexican pesos, was approximately $126,167, based on the exchange rate at November 15, 2013.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

5.	Equity

Below is a summary of changes in stockholder’s equity attributable to Cinemark USA, Inc., noncontrolling interests and total equity for the nine months ended September 30, 2014 and 2013:

	Cinemark USA, Inc. Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2014	$1,095,286	$8,995	$1,104,281
Share based awards compensation expense	8,832	—	8,832
Tax benefit related to restricted stock and restricted stock unit vesting	3,569	—	3,569
Dividends paid to parent	(86,250)	—	(86,250)
Dividends paid to noncontrolling interests	—	(221)	(221)
Net income	146,665	1,059	147,724
Fair value adjustments on interest rate swap agreements designated as hedges, net of settlements, net of taxes of $1,287	2,050	—	2,050
Fair value adjustments on available-for-sale securities, net of taxes of $374	641	—	641
Other comprehensive income in equity method investments	862	—	862
Foreign currency translation adjustments	(39,118)	(3)	(39,121)

Balance at September 30, 2014	$1,132,537	$9,830	$1,142,367

	Cinemark USA, Inc. Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2013	$1,085,293	$10,919	$1,096,212
Purchase of noncontrolling interest’s share of Adamark S.A., a Brazilian subsidiary	(4,618)	(1,003)	(5,621)
Share based awards compensation expense	9,743	—	9,743
Tax benefit related to restricted stock and restricted stock unit vesting	3,529	—	3,529
Dividends paid to parent	(76,575)	—	(76,575)
Dividends paid to noncontrolling interests	—	(665)	(665)
Net income	133,921	1,766	135,687
Fair value adjustments on interest rate swap agreements designated as hedges, net of taxes of $1,461	2,481	—	2,481
Fair value adjustments on available-for-sale securities, net of taxes of $1,933	(3,215)	—	(3,215)
Other comprehensive income in equity method investees	3,454	—	3,454
Foreign currency translation adjustments	(48,539)	(220)	(48,759)

Balance at September 30, 2013	$1,105,474	$10,797	$1,116,271

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

6.	Investment in National CineMedia

The Company has an investment in National CineMedia, LLC (“NCM”). NCM operates a digital in-theatre network in the U.S. for providing cinema advertising and non-film events. Upon joining NCM, the Company entered into an Exhibitor Services Agreement with NCM (“ESA”), pursuant to which NCM provides advertising, promotion and event services to our theatres. As described further in Note 4 to the Company’s financial statements as included in its Annual Report on Form 10-K for the year ended December 31, 2013, on February 13, 2007, National CineMedia, Inc. (“NCM, Inc.”), an entity that serves as the sole manager of NCM, completed an initial public offering (“IPO”) of its common stock. In connection with the NCM Inc. IPO, the Company amended its operating agreement and the ESA. Following the NCM, Inc. IPO, the Company does not recognize undistributed equity in the earnings on its original NCM membership units (referred to herein as the Company’s Tranche 1 Investment) until NCM’s future net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company recognizes cash distributions it receives from NCM on its Tranche 1 Investment as a component of earnings as Distributions from NCM. The Company believes that the accounting model provided by ASC Topic 323-10-35-22 for recognition of equity investee losses in excess of an investor’s basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment in NCM	Deferred Revenue	Distributions from NCM	Equity in Earnings	Other Revenue	Other Comprehensive Income	Cash Received
Balance as of January 1, 2014	$178,853	$(334,429)
Receipt of common units due to annual common unit adjustment	8,216	(8,216)	$—	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(6,911)	—	6,911
Receipt of excess cash distributions	(8,989)	—	(10,648)	—	—	—	19,637
Receipt under tax receivable agreement	(2,385)	—	(3,510)	—	—	—	5,895
Equity in earnings	5,746	—	—	(5,746)	—	—	—
Equity in other comprehensive income	668	—	—	—	—	(668)	—
Amortization of deferred revenue	—	5,531	—	—	(5,531)	—	—

Balance as of and for the period ended September 30, 2014	$182,109	$(337,114)	$(14,158)	$(5,746)	$(12,442)	$(668)	$32,443

(1)	Amount includes the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $8,478.

During the three months ended September 30, 2014 and 2013, the Company recorded equity in earnings of approximately $5,389 and $7,122, respectively. During the nine months ended September 30, 2014 and 2013, the Company recorded equity in earnings of approximately $5,746 and $8,524, respectively.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

As of September 30, 2014, the Company owned 24,556,136 common units of NCM, representing an ownership interest of approximately 19%.

On May 5, 2014, NCM, Inc., the sole manager of NCM, announced that it had entered into an agreement to acquire Screenvision, LLC for approximately $375,000, consisting of cash and NCM, Inc. common stock. The transaction is subject to regulatory approval and other customary closing conditions. If NCM, Inc. does not receive this approval or if the closing conditions in the agreement cannot be satisfied, in certain circumstances NCM Inc. may be required to pay a termination fee of approximately $28,800. On November 3, 2014, the Department of Justice filed an antitrust lawsuit seeking to stop the planned transaction.

Below is summary financial information for NCM for the three and nine months ended September 25, 2014 and September 26, 2013.

	Three Months Ended		Nine Months Ended
	September 25, 2014	September 26, 2013	September 25, 2014	September 26, 2013
Gross revenues	$100,738	$135,022	$270,911	$340,051
Operating income	$42,858	$67,309	$97,756	$146,872
Net earnings	$26,909	$51,794	$50,612	$98,572

7.	Investment in Digital Cinema Implementation Partners

On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. As of September 30, 2014, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP.

The Company has a variable interest in Kasima through the terms of its master equipment lease agreement; however, the Company has determined that it is not the primary beneficiary of Kasima, as the Company does not have the ability to direct the activities of Kasima that most significantly impact Kasima’s economic performance. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting. During the three months ended September 30, 2014 and 2013, the Company recorded equity in earnings of approximately $4,791 and $4,613, respectively. During the nine months ended September 30, 2014 and 2013, the Company recorded equity in earnings of $10,969 and $7,315, respectively.

Below is a summary of changes in the Company’s investment in DCIP for the nine months ended September 30, 2014:

Investment in DCIP
Balance as of January 1, 2014	$38,033
Cash contributions	1,925
Equity in income	10,969
Equity in other comprehensive loss	194

Balance as of September 30, 2014	$51,121

The digital projection systems that are leased from Kasima are under an operating lease with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, which was amended effective March 31, 2014, the Company pays minimum annual rent of one thousand dollars per digital projection system. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

outlined in the agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum. As of September 30, 2014, the Company had 3,666 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company paid equipment lease expense of approximately $3,005 and $2,848 during the nine months ended September 30, 2014 and 2013, respectively, which is included in utilities and other costs on the condensed consolidated statements of income.

Below is summary financial information for DCIP for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues	$41,600	$46,321	$127,684	$134,398
Operating income	$24,913	$29,748	$75,619	$85,274
Net income	$17,759	$16,530	$42,352	$30,793

8.	Investment in Marketable Securities – RealD, Inc.

The Company owns 1,222,780 shares of RealD, Inc. (“RealD”) and accounts for its investment in RealD as a marketable security. The Company has determined that its RealD shares are available-for-sale securities in accordance with ASC Topic
320-10-35-1, therefore unrealized holding gains and losses are reported as a component of accumulated other comprehensive loss until realized.

As of September 30, 2014, the estimated fair value of the Company’s investment in RealD was $11,458, which is based on the closing price of RealD’s common stock on September 30, 2014, and falls under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. During the nine months ended September 30, 2014, the Company recorded an unrealized holding gain of approximately $1,015, before taxes, as a component of accumulated other comprehensive loss on the condensed consolidated balance sheet.

Below is a summary of changes in the Company’s investment in RealD for the nine months ended September 30, 2014:

Investment in
RealD
Balance as of January 1, 2014	$10,443
Unrealized holding gain	1,015

Balance as of September 30, 2014	$11,458

The changes in accumulated other comprehensive loss, net of taxes, related to the Company’s investment in RealD for the nine months ended September 30, 2014 and 2013 were as follows:

	2014	2013
Beginning balances – January 1	$457	$2,499
Other comprehensive income (loss), net of taxes of $374 and $1,933	641	(3,215)

Ending balances – September 30	$1,098	$(716)

9.	Share Based Awards

Stock Options – During the nine months ended September 30, 2014, 14,584 stock options were exercised at a weighted average exercise price of $7.63 and a total intrinsic value of $296. The Company recognized a tax benefit of approximately $124 related to the stock option exercises. As of September 30, 2014, there were no stock options outstanding.

Restricted Stock – During the nine months ended September 30, 2014, Cinemark Holdings, Inc. granted 268,257 shares of restricted stock to its directors and employees of the Company. The fair value of the restricted stock granted was determined based on the market value of Cinemark Holdings, Inc.’s common stock on the date of grant, which

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

ranged from $28.54 to $35.49 per share. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock awards. Restricted stock granted to Cinemark Holdings, Inc.’s directors vests over a one-year period. Certain of the restricted stock granted to the Company’s employees vests ratably over three years based on continued service and the remaining restricted stock granted to the Company’s employees vests ratably over four years based on continued service. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock activity for the nine months ended September 30, 2014:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2014	1,260,913	$21.85
Granted	268,257	$28.90
Vested	(619,307)	$20.50
Forfeited	(17,388)	$21.42

Outstanding at September 30, 2014	892,475	$24.91

Unvested restricted stock at September 30, 2014	892,475	$24.91

The Company receives an income tax deduction upon vesting of the restricted stock awards. The total fair value of shares that vested during the nine months ended September 30, 2014 was $18,571. The Company recognized a tax benefit of approximately $6,655 and Cinemark Holdings, Inc. recognized an additional tax benefit of $454 during the nine months ended September 30, 2014 related to these vested shares.

The Company recorded compensation expense of $6,532 and $7,220 and Cinemark Holdings, Inc. recorded an additional $732 and $603 related to restricted stock awards during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, the remaining unrecognized compensation expense related to restricted stock awards was $14,589, $14,072 of which will be recognized by the Company and an additional $517 of which will be recognized by Cinemark Holdings, Inc. and the weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Restricted Stock Units – During the nine months ended September 30, 2014, Cinemark Holdings, Inc. granted restricted stock units representing 197,515 hypothetical shares of common stock to employees of the Company. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the two fiscal year period ending December 31, 2015 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments as defined in the restricted stock unit award agreement. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the two year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the two year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the two year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. All payouts of restricted stock units that vest will be subject to an additional two year service requirement and will be paid in the form of common stock of Cinemark Holdings, Inc. if the participant continues to provide services through March 2018, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the nine months ended September 30, 2014 at each of the three target levels of financial performance (excluding forfeiture assumptions):

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

The Company recorded compensation expense of $2,300 and $2,523 related to restricted stock unit awards during the nine months ended September 30, 2014 and 2013, respectively.

During the nine months ended September 30, 2014, 392,238 restricted stock unit awards vested. Upon vesting, each restricted stock unit was converted into one share of Cinemark Holdings, Inc.’s common stock. In addition, Cinemark Holdings, Inc. paid approximately $1,341 in dividends on the vested restricted stock units, which represented dividends that had accumulated on the awards since they were granted. The fair value of the restricted stock unit awards that vested during the nine months ended September 30, 2014 was approximately $11,312. The Company recognized a tax benefit of approximately $4,751 during the nine months ended September 30, 2014 related to these vested awards.

As of September 30, 2014, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $5,383. The weighted average period over which this remaining compensation expense will be recognized is approximately two years. As of September 30, 2014, the Company had restricted stock units outstanding that represented a total of 577,097 hypothetical shares of Cinemark Holdings, Inc. common stock, assuming the maximum IRR level is achieved for each of the grants.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of the Company’s current interest rate swap agreements designated as cash flow hedges as of September 30, 2014:

Nominal Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	Current Liability (1)	Long-Term Liability (2)	Estimated Total Fair Value at September 30, 2014
$175,000	December 2010	1.3975%	1-Month LIBOR	September 2015	$1,929	$—	$1,929
$175,000	December 2010	1.4000%	1-Month LIBOR	September 2015	1,953	—	1,953
$100,000	November 2011	1.7150%	1-Month LIBOR	April 2016	1,436	520	1,956

$450,000					$5,318	$520	$5,838

(1)	Included in accounts payable and accrued expenses on the condensed consolidated balance sheet as of September 30, 2014.
(2)	Included in other long-term liabilities on the condensed consolidated balance sheet as of September 30, 2014.

The changes in accumulated other comprehensive loss, net of taxes, related to the Company’s interest rate swap agreements for the three and nine months ended September 30, 2014 and 2013 were as follows:

Three Months Ended September 30,	2014	2013
Beginning balances – July 1	$(4,558)	$(6,501)

Other comprehensive loss before reclassifications, net of taxes of $(42) and $(476)	(70)	(806)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of taxes of $571 and $546	962	921

Net other comprehensive income	892	115

Ending balances- September 30	$(3,666)	$(6,386)

Nine Months Ended September 30,	2014	2013
Beginning balances – January 1	$(5,716)	$(8,867)

Other comprehensive loss before reclassifications, net of taxes of $(394) and $(156)	(787)	(249)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of taxes of $1,681 and $1,617	2,837	2,730

Net other comprehensive income	2,050	2,481

Ending balances – September 30	$(3,666)	$(6,386)

11.	Goodwill and Other Intangible Assets

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2014 (1)	$1,150,471	$137,619	$1,288,090
Foreign currency translation adjustments	—	(10,756)	(10,756)

Balance at September 30, 2014 (1)	$1,150,471	$126,863	$1,277,334

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.

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

No events or changes in circumstances occurred during the nine months ended September 30, 2014 that indicated the carrying value of goodwill might exceed its estimated fair value.

Intangible assets consisted of the following:

	Balance at January 1, 2014	Amortization	Other (1)	Balance at September 30, 2014
Intangible assets with finite lives:
Gross carrying amount	$101,617	$—	$(1,309)	$100,308
Accumulated amortization	(46,297)	(4,498)	(141)	(50,936)

Total net intangible assets with finite lives	55,320	(4,498)	(1,450)	49,372

Intangible assets with indefinite lives:
Tradename	300,824	—	(170)	300,654

Total intangible assets — net	$356,144	$(4,498)	$(1,620)	$350,026

(1)	Consists primarily of foreign currency translation adjustments.

Estimated aggregate future amortization expense for intangible assets is as follows:

For the three months ended December 31, 2014	$1,731
For the twelve months ended December 31, 2015	5,988
For the twelve months ended December 31, 2016	5,876
For the twelve months ended December 31, 2017	5,319
For the twelve months ended December 31, 2018	4,240
Thereafter	26,218

Total	$49,372

12.	Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

The Company considers actual theatre level cash flows, budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of approximately twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the nine months ended September 30, 2014 and 2013. As of September 30, 2014, the estimated aggregate fair value of the long-lived assets impaired during the nine months ended September 30, 2014 was approximately $4,297.

The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
United States theatre properties	$4,510	$131	$5,294	$901
International theatre properties	—	—	—	1,175

Impairment of long-lived assets	$4,510	$131	$5,294	$2,076

13.	Fair Value Measurements

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

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of September 30, 2014:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities – current (see Note 10)	$(5,318)	$—	$—	$(5,318)
Interest rate swap liabilities – long term (see Note 10)	$(520)	$—	$—	$(520)
Investment in RealD (see Note 8)	$11,458	$11,458	$—	$—

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2014 and 2013:

Three Months Ended September 30,	2014	2013
Beginning balances - July 1	$7,259	$10,435
Total loss included in accumulated other comprehensive loss	112	1,282
Settlements	(1,533)	(1,467)

Ending balances – September 30	$5,838	$10,250

Nine Months Ended September 30,	2014	2013
Beginning balances - January 1	$9,176	$14,192
Total loss included in accumulated other comprehensive loss	1,180	405
Settlements	(4,518)	(4,347)

Ending balances – September 30	$5,838	$10,250

The Company also uses the income approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 11 and Note 12). Additionally, the Company uses the market approach to estimate the fair value of its long-term debt for disclosure purposes (see Note 3). There were no changes in valuation techniques during the period.

The Company conducts a review of fair value hierarchy classifications when estimating fair values on a quarterly basis. There were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2014.

14.	Foreign Currency Translation

The accumulated other comprehensive loss account in stockholder’s equity of $117,384 and $81,819 at September 30, 2014 and December 31, 2013, respectively, includes cumulative foreign currency adjustments of $118,065 and $78,947, respectively, from translating the financial statements of the Company’s international subsidiaries, and also includes the change in fair values of the Company’s interest rate swap agreements that are designated as hedges and the change in fair value of the Company’s available-for-sale securities.

All foreign countries where the Company has operations are non-highly inflationary and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.

Below is a summary of the impact of translating the September 30, 2014 financial statements of certain of the Company’s international subsidiaries:

	Exchange Rate as of		Total Assets at	Other Comprehensive Loss For The Nine Months Ended
Country	September 30, 2014	December 31, 2013	September 30, 2014	September 30, 2014
Brazil	2.44	2.36	$333,997	$(8,428)
Argentina	8.49	6.52	$102,627	(19,724)
Chile	602.23	525.55	$50,326	(5,301)
All other				(5,665)

				$(39,118)

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

15.	Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Nine Months Ended
	September 30,
	2014	2013
Cash paid for interest	$65,487	$74,071
Cash paid for income taxes, net of refunds received	$99,636	$86,333
Noncash investing and financing activities:

Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$(934)	$5,937
Theatre properties acquired under capital lease	$10,419	$66,545
Investment in NCM – receipt of common units (see Note 6)	$8,216	$98,797

(1)	Additions to theatre properties and equipment included in accounts payable as of September 30, 2014 and December 31, 2013 were $11,076 and $12,010, respectively.

16.	Segments

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

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
U.S.	$463,854	$529,426	$1,433,259	$1,412,898
International	186,428	231,771	543,501	627,843
Eliminations	(3,379)	(3,631)	(9,714)	(9,780)

Total revenues	$646,903	$757,566	$1,967,046	$2,030,961

Adjusted EBITDA
U.S. (1)	$99,915	$133,076	$315,393	$342,658
International	42,220	57,370	125,719	142,874

Total Adjusted EBITDA	$142,135	$190,446	$441,112	$485,532

Capital expenditures
U.S.	$36,325	$35,746	$97,120	$71,533
International	17,280	33,354	59,048	87,955

Total capital expenditures	$53,605	$69,100	$156,168	$159,488

(1)	Distributions from NCM are reported entirely within the U.S. operating segment.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$38,903	$81,036	$147,724	$135,687
Add (deduct):
Income taxes	25,761	43,572	71,310	63,365
Interest expense (1)	28,335	29,478	85,101	96,542
Loss on early retirement of debt	—	—	—	72,302
Other income (2)	(6,636)	(12,795)	(20,777)	(17,958)
Depreciation and amortization	44,731	42,399	131,108	120,165
Impairment of long-lived assets	4,510	131	5,294	2,076
(Gain) loss on sale of assets and other	2,590	611	8,719	(2,532)
Deferred lease expenses	168	1,935	2,016	4,038
Amortization of long-term prepaid rents	1,000	725	1,785	2,104
Share based awards compensation expense	2,773	3,354	8,832	9,743

Adjusted EBITDA	$142,135	$190,446	$441,112	$485,532

(1)	Includes amortization of debt issue costs.
(2)	Includes interest income, foreign currency exchange loss and equity in income of affiliates and excludes distributions from NCM.

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2014	2013	2014	2013
U.S.	$463,854	$529,426	$1,433,259	$1,412,898
Brazil	83,521	87,028	256,421	251,831
Other international countries	102,907	144,743	287,080	376,012
Eliminations	(3,379)	(3,631)	(9,714)	(9,780)

Total	$646,903	$757,566	$1,967,046	$2,030,961

Theatre Properties and Equipment-net	September 30, 2014	December 31, 2013
U.S.	$1,065,964	$1,062,471
Brazil	211,072	201,492
Other international countries	150,751	163,227

Total	$1,427,787	$1,427,190

17.	Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is the Cinemark Holdings, Inc.’s Chairman of the Board and directly and indirectly owns approximately 9% of Cinemark Holdings, Inc.’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $429 and $444 of management fee revenues during the nine months ended September 30, 2014 and 2013, respectively, related to these theatres. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company leases 15 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 16 leases, 14 have fixed minimum annual rent. The two leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. For the nine months ended September 30, 2014 and 2013, the Company paid total rent of approximately $17,316 and $17,543, respectively, to Syufy.

The Company has paid certain fees and expenses on behalf of its parent, Cinemark Holdings, Inc. and Cinemark Holdings, Inc. has paid income taxes and other items on behalf of the Company. The net receivable from Cinemark Holdings, Inc. as of September 30, 2014 and December 31, 2013 was $12,242 and $0, respectively.

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

19.	Condensed Consolidating Financial Information of Subsidiary Guarantors

As of September 30, 2014, the Company had outstanding $400,000 aggregate principal amount of 5.125% senior notes due 2022, or the 5.125% Senior Notes, $530,000 aggregate principal amount of 4.875% senior notes due 2023, or the 4.875% Senior Notes, and $200,000 aggregate principal amount of 7.375% senior subordinated notes due 2021, or the Senior Subordinated Notes (collectively the “Notes”). These Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the following wholly-owned subsidiaries of Cinemark USA, Inc.:

Sunnymead Cinema Corp., Cinemark Properties, Inc., Greeley Holdings, Inc., Cinemark Partners I, Inc., CNMK Investments, Inc., CNMK Texas Properties, LLC, Cinemark Concessions LLC, Cinemark AB, Inc., Century Theatres, Inc., Marin Theatre Management, LLC, Century Theatres NG, LLC, Cinearts LLC, Cinearts Sacramento, LLC, Corte Madera Theatres, LLC, Novato Theatres, LLC, San Rafael Theatres, LLC, Northbay Theatres, LLC, Century Theatres Summit Sierra, LLC and Century Theatres Seattle, LLC.

The following supplemental condensed consolidating financial information presents:

a.	Condensed consolidating balance sheet information as of December 31, 2013 and September 30, 2014, condensed consolidating statements of income information for the three and nine months ended September 30, 2013 and 2014, condensed consolidating statements of comprehensive income (loss) information for the three and nine months ended September 30, 2013 and 2014 and condensed consolidating statements of cash flows information for the nine months ended September 30, 2013 and 2014.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

b.	Cinemark USA, Inc. (the “Parent” and “Issuer”), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method of accounting and therefore, the Parent column reflects the equity income of its Guarantor Subsidiaries and Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Guarantor Subsidiaries and Non-Guarantor Subsidiaries column. Additionally, the Guarantor Subsidiaries column reflects the equity income (loss) of its Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Non-Guarantor Subsidiaries column.

c.	Elimination entries necessary to consolidate the Parent and all of its Subsidiaries.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

DECEMBER 31, 2013

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$62,065	$175,758	$362,071	$—	$599,894
Other current assets	129,514	27,819	85,315	(112,978)	129,670
Accounts receivable from subsidiaries	481,730	—	—	(481,730)	—

Total current assets	673,309	203,577	447,386	(594,708)	729,564

Theatre properties and equipment - net	448,732	594,720	383,738	—	1,427,190

Investment in subsidiaries	1,124,212	394,250	—	(1,518,462)	—

Other assets	1,411,542	138,199	437,488	145	1,987,374

Total assets	$3,657,795	$1,330,746	$1,268,612	$(2,113,025)	$4,144,128

Liabilities and equity

Current liabilities

Current portion of long-term debt	$7,000	$—	$2,856	$—	$9,856
Current portion of capital lease obligations	4,056	8,000	1,791	—	13,847
Accounts payable and accrued expenses	250,015	93,045	135,124	(107,588)	370,596
Accounts payable to parent and/or subsidiaries	—	328,297	153,433	(481,730)	—

Total current liabilities	261,071	429,342	293,204	(589,318)	394,299

Long-term liabilities
Long-term debt, less current portion	1,816,000	—	6,944	—	1,822,944
Capital lease obligations, less current portion	93,231	84,540	24,738	—	202,509
Other long-term liabilities and deferrals	392,207	85,155	147,978	(5,245)	620,095

Total long-term liabilities	2,301,438	169,695	179,660	(5,245)	2,645,548

Commitments and contingencies

Equity
Cinemark USA, Inc.’s stockholder’s equity:
Common stock	49,543	457,368	10,219	(467,587)	49,543
Other stockholder’s equity	1,045,743	274,341	776,534	(1,050,875)	1,045,743

Total Cinemark USA, Inc. stockholder’s equity	1,095,286	731,709	786,753	(1,518,462)	1,095,286
Noncontrolling interests	—	—	8,995	—	8,995

Total equity	1,095,286	731,709	795,748	(1,518,462)	1,104,281

Total liabilities and equity	$3,657,795	$1,330,746	$1,268,612	$(2,113,025)	$4,144,128

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

SEPTEMBER 30, 2014

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$55,802	$70,139	$420,545	$—	$546,486
Other current assets	141,008	16,612	66,781	(103,284)	121,117
Accounts receivable from parent and/or subsidiaries	327,507	—	—	(315,265)	12,242

Total current assets	524,317	86,751	487,326	(418,549)	679,845

Theatre properties and equipment - net	470,604	576,768	380,415	—	1,427,787

Investment in subsidiaries	1,255,139	408,600	—	(1,663,739)	—

Other assets	1,415,172	138,333	411,070	229	1,964,804

Total assets	$3,665,232	$1,210,452	$1,278,811	$(2,082,059)	$4,072,436

Liabilities and equity

Current liabilities

Current portion of long-term debt	$7,000	$—	$1,389	$—	$8,389
Current portion of capital lease obligations	4,811	8,811	2,091	—	15,713
Accounts payable and accrued expenses	233,890	61,911	95,461	(96,904)	294,358
Accounts payable to parent and/or subsidiaries	—	142,134	173,131	(315,265)	—

Total current liabilities	245,701	212,856	272,072	(412,169)	318,460

Long-term liabilities
Long-term debt, less current portion	1,810,750	1,868	6,944	(1,868)	1,817,694
Capital lease obligations, less current portion	95,989	77,832	25,788	—	199,609
Other long-term liabilities and deferrals	380,255	84,629	133,705	(4,283)	594,306

Total long-term liabilities	2,286,994	164,329	166,437	(6,151)	2,611,609

Commitments and contingencies

Equity
Cinemark USA, Inc.’s stockholder’s equity:
Common stock	49,543	457,368	10,219	(467,587)	49,543
Other stockholder’s equity	1,082,994	375,899	820,253	(1,196,152)	1,082,994

Total Cinemark USA, Inc. stockholder’s equity	1,132,537	833,267	830,472	(1,663,739)	1,132,537
Noncontrolling interests	—		9,830		9,830

Total equity	1,132,537	833,267	840,302	(1,663,739)	1,142,367

Total liabilities and equity	$3,665,232	$1,210,452	$1,278,811	$(2,082,059)	$4,072,436

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2013

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$232,878	$295,742	$238,986	$(10,040)	$757,566

Cost of operations
Theatre operating expenses	182,367	196,579	167,932	(10,040)	536,838
General and administrative expenses	5,554	20,292	16,072	—	41,918
Depreciation and amortization	11,927	15,742	14,730	—	42,399
Impairment of long-lived assets	40	91	—	—	131
(Gain) loss on sale of assets and other	(114)	516	209	—	611

Total cost of operations	199,774	233,220	198,943	(10,040)	621,897

Operating income	33,104	62,522	40,043	—	135,669

Other income (expense)
Interest expense	(25,838)	(2,461)	(1,179)	—	(29,478)
Distributions from NCM	—	—	5,622	—	5,622
Equity in income of affiliates	74,472	22,212	11,734	(96,685)	11,733
Other income (expense)	52	(15)	1,025	—	1,062

Total other income	48,686	19,736	17,202	(96,685)	(11,061)

Income before income taxes	81,790	82,258	57,245	(96,685)	124,608
Less: Income taxes	1,480	22,819	19,273	—	43,572

Net income	80,310	59,439	37,972	(96,685)	81,036
Less: Net income attributable to noncontrolling interests	—	—	726	—	726

Net income attributable to Cinemark USA, Inc.	$80,310	$59,439	$37,246	$(96,685)	$80,310

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2014

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$202,055	$261,160	$192,442	$(8,754)	$646,903

Cost of operations
Theatre operating expenses	165,537	181,163	139,039	(8,754)	476,985
General and administrative expenses	4,593	16,656	13,956	—	35,205
Depreciation and amortization	12,803	16,989	14,939	—	44,731
Impairment of long-lived assets	4,510	—	—	—	4,510
Loss on sale of assets and other	1,772	565	253	—	2,590

Total cost of operations	189,215	215,373	168,187	(8,754)	564,021

Operating income	12,840	45,787	24,255	—	82,882

Other income (expense)
Interest expense	(25,337)	(2,256)	(754)	12	(28,335)
Distributions from NCM	—	—	3,481	—	3,481
Equity in income of affiliates	50,433	14,196	10,066	(64,367)	10,328
Other income (expense)	32	—	(3,712)	(12)	(3,692)

Total other income	25,128	11,940	9,081	(64,367)	(18,218)

Income before income taxes	37,968	57,727	33,336	(64,367)	64,664
Less: Income taxes	(532)	16,357	9,936	—	25,761

Net income	38,500	41,370	23,400	(64,367)	38,903
Less: Net income attributable to noncontrolling interests	—	—	403	—	403

Net income attributable to Cinemark USA, Inc.	$38,500	$41,370	$22,997	$(64,367)	$38,500

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2013

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$587,621	$824,399	$647,885	$(28,944)	$2,030,961

Cost of operations
Theatre operating expenses	465,004	553,536	466,098	(28,944)	1,455,694
General and administrative expenses	17,495	56,224	45,319	—	119,038
Depreciation and amortization	31,471	46,995	41,699	—	120,165
Impairment of long-lived assets	648	253	1,175	—	2,076
(Gain) loss on sale of assets and other	(3,505)	1,178	(205)	—	(2,532)

Total cost of operations	511,113	658,186	554,086	(28,944)	1,694,441

Operating income	76,508	166,213	93,799	—	336,520

Other income (expense)
Interest expense	(85,308)	(7,443)	(3,791)	—	(96,542)
Loss on early retirement of debt	(72,302)	—	—	—	(72,302)
Distributions from NCM	125	—	13,293	—	13,418
Equity in income of affiliates	186,157	54,861	15,840	(241,019)	15,839
Other income (expense)	94	(10)	2,035	—	2,119

Total other income	28,766	47,408	27,377	(241,019)	(137,468)

Income before income taxes	105,274	213,621	121,176	(241,019)	199,052
Less: Income taxes	(28,647)	60,444	31,568	—	63,365

Net income	133,921	153,177	89,608	(241,019)	135,687
Less: Net income attributable to noncontrolling interests	—	—	1,766	—	1,766

Net income attributable to Cinemark USA, Inc.	$133,921	$153,177	$87,842	$(241,019)	$133,921

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2014

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$625,965	$810,980	$561,706	$(31,605)	$1,967,046

Cost of operations
Theatre operating expenses	514,864	554,703	402,066	(31,605)	1,440,028
General and administrative expenses	15,236	56,844	40,617	—	112,697
Depreciation and amortization	37,395	50,410	43,303	—	131,108
Impairment of long-lived assets	5,199	95	—	—	5,294
Loss on sale of assets and other	5,394	2,108	1,217	—	8,719

Total cost of operations	578,088	664,160	487,203	(31,605)	1,697,846

Operating income	47,877	146,820	74,503	—	269,200

Other income (expense)
Interest expense	(75,641)	(6,924)	(2,548)	12	(85,101)
Distributions from NCM	2,207	—	11,951	—	14,158
Equity in income of affiliates	170,339	52,094	17,289	(222,174)	17,548
Other income (expense)	57	(1)	3,185	(12)	3,229

Total other income	96,962	45,169	29,877	(222,174)	(50,166)

Income before income taxes	144,839	191,989	104,380	(222,174)	219,034
Less: Income taxes	(1,826)	52,041	21,095	—	71,310

Net income	146,665	139,948	83,285	(222,174)	147,724
Less: Net income attributable to noncontrolling interests	—	—	1,059	—	1,059

Net income attributable to Cinemark USA, Inc.	$146,665	$139,948	$82,226	$(222,174)	$146,665

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2014

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$38,500	$41,370	$23,400	$(64,367)	$38,903

Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $529	892	—	—	—	892
Unrealized loss due to fair value adjustments on available-for-sale securities, net of taxes of $1,542	(2,603)	—	—	—	(2,603)
Other comprehensive income of equity method investments	466	—	459	(459)	466
Foreign currency translation adjustments	(38,267)	—	(38,278)	38,267	(38,278)

Total other comprehensive loss, net of tax	(39,512)	—	(37,819)	37,808	(39,523)

Total comprehensive income (loss), net of tax	$(1,012)	$41,370	$(14,419)	$(26,559)	$(620)
Comprehensive income attributable to noncontrolling interests	—	—	(392)	—	(392)

Comprehensive income (loss) attributable to Cinemark USA, Inc.	$(1,012)	$41,370	$(14,811)	$(26,559)	$(1,012)

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2014

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$146,665	$139,948	$83,285	$(222,174)	$147,724

Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $1,287	2,050	—	—	—	2,050
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $374	641	—	—	—	641
Other comprehensive income of equity method investments	862	—	844	(844)	862
Foreign currency translation adjustments	(39,118)	—	(39,121)	39,118	(39,121)

Total other comprehensive loss, net of tax	(35,565)	—	(38,277)	38,274	(35,568)

Total comprehensive income, net of tax	$111,100	$139,948	$45,008	$(183,900)	$112,156
Comprehensive income attributable to noncontrolling interests	—	—	(1,056)	—	(1,056)

Comprehensive income attributable to Cinemark USA, Inc.	$111,100	$139,948	$43,952	$(183,900)	$111,100

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2013

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$133,921	$153,177	$89,608	$(241,019)	$135,687
Adjustments to reconcile net income to cash provided by (used for) operating activities and other	(180,891)	2,420	34,568	241,019	97,116
Changes in assets and liabilities and other	40,026	(92,332)	(2,132)	—	(54,438)

Net cash provided by (used for) operating activities	(6,944)	63,265	122,044	—	178,365

Investing activities
Additions to theatre properties and equipment	(15,490)	(55,649)	(88,349)	—	(159,488)
Proceeds from sale of theatre properties and equipment and other	21,073	8,325	482	—	29,880
Acquisition of theatres in U.S.	(241,253)	(17,994)	—	—	(259,247)
Dividends received from subsidiaries	1,881	6	—	(1,887)	—
Other	—	—	(5,080)	—	(5,080)

Net cash used for investing activities	(233,789)	(65,312)	(92,947)	(1,887)	(393,935)

Financing activities
Dividends paid to parent	(76,575)	—	(1,887)	1,887	(76,575)
Issuance of senior notes	530,000	—	—	—	530,000
Redemption of senior notes	(461,946)	—	—	—	(461,946)
Repayments of long-term debt	(5,250)	—	(337)	—	(5,587)
Payment of debt issue costs	(9,328)	—	—	—	(9,328)
Payments on capital leases	(1,979)	(5,036)	(1,465)	—	(8,480)
Purchase of noncontrolling interest share of Adamark S.A., a Brazilian subsidiary	—	(5,621)	—	—	(5,621)
Other	3,488	(3,464)	(666)	—	(642)

Net cash used for financing activities	(21,590)	(14,121)	(4,355)	1,887	(38,179)

Effect of exchange rate changes on cash and cash equivalents	—	—	(8,745)	—	(8,745)

Increase (decrease) in cash and cash equivalents	(262,323)	(16,168)	15,997	—	(262,494)
Cash and cash equivalents:
Beginning of year	305,627	193,863	242,605	—	742,095

End of year	$43,304	$177,695	$258,602	$—	$479,601

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2014

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$146,665	$139,948	$83,285	$(222,174)	$147,724
Adjustments to reconcile net income to cash provided by (used for) operating activities	(138,078)	19,427	20,817	222,174	124,340
Changes in assets and liabilities and other	138,024	(217,156)	29,735	—	(49,397)

Net cash provided by (used for) operating activities	146,611	(57,781)	133,837	—	222,667

Investing activities
Additions to theatre properties and equipment	(61,840)	(34,168)	(60,160)	—	(156,168)
Proceeds from sale of theatre properties and equipment and other	1,100	81	792	—	1,973
Dividends received from subsidiaries	925	5	—	(930)	—
Investments in, and loans to, subsidiaries	(1,918)	—	—	1,918	—
Investment in joint ventures and other	—	—	(1,925)	—	(1,925)

Net cash used for investing activities	(61,733)	(34,082)	(61,293)	988	(156,120)

Financing activities
Dividends paid to parent	(86,250)	—	(930)	930	(86,250)
Repayments of long-term debt	(5,250)	—	(1,452)	—	(6,702)
Payments on capital leases	(2,990)	(5,898)	(1,405)	—	(10,293)
Capital contributions and loans from parent	—	1,918	—	(1,918)	—
Other	3,349	(9,776)	—	—	(6,427)

Net cash used for financing activities	(91,141)	(13,756)	(3,787)	(988)	(109,672)

Effect of exchange rate changes on cash and cash equivalents	—	—	(10,283)	—	(10,283)

Increase (decrease) in cash and cash equivalents	(6,263)	(105,619)	58,474	—	(53,408)
Cash and cash equivalents:
Beginning of year	62,065	175,758	362,071	—	599,894

End of year	$55,802	$70,139	$420,545	$—	$546,486

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, and Bolivia. As of September 30, 2014, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 16 to our condensed consolidated financial statements.

We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing promotions, meeting rentals and electronic video games located in some of our theatres. Our contracts with NCM have assisted us in expanding our offerings to domestic advertisers and broadening ancillary revenue sources such as digital video monitor advertising and third party branding. Historically, we have also offered alternative entertainment, such as live and pre-recorded sports programs, concert events, the MET opera and other special presentations in our theatres through our relationship with NCM. We are continuing to offer this entertainment through our recently formed joint venture, AC JV, LLC. Our Flix Media initiative has allowed us to expand our screen advertising within our international circuit and to other international exhibitors. Films leading the box office during the nine months ended September 30, 2014 included the carryover of Frozen as well as new releases Guardians of the Galaxy, Captain America: The Winter Soldier, The LEGO® Movie, Transformers: Age of Extinction, Maleficent, X-Men: Days of Future Past, Dawn of the Planet of the Apes, The Amazing Spider-Man 2, Godzilla, 22 Jump Street, Teenage Mutant Ninja Turtles, How to Train Your Dragon 2 and Divergent, among other films. Films currently scheduled for release during the remainder of 2014 include sequels such as Hunger Games: Mockingjay Part I, Hobbit: The Battle of the Five Armies, Night at the Museum 3 and new films such as Into the Woods, Fury, Gone Girl, Big Hero 6, Exodus and Interstellar, among other films.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating data (in millions):	2014	2013	2014	2013
Revenues
Admissions	$402.9	$479.6	$1,239.5	$1,293.5
Concession	211.1	242.3	630.6	643.4
Other	32.9	35.7	97.0	94.1

Total revenues	$646.9	$757.6	$1,967.1	$2,031.0
Cost of operations
Film rentals and advertising	215.5	254.8	665.4	692.2
Concession supplies	33.5	39.0	98.9	104.0
Salaries and wages	67.9	73.2	202.2	198.8
Facility lease expense	80.6	85.1	239.6	230.8
Utilities and other	79.5	84.7	234.0	229.8
General and administrative expenses	35.2	41.9	112.7	119.0
Depreciation and amortization	44.7	42.4	131.1	120.2
Impairment of long-lived assets	4.5	0.2	5.3	2.1
(Gain) loss on sale of assets and other	2.6	0.6	8.7	(2.5)

Total cost of operations	564.0	621.9	1,697.9	1,694.4

Operating income	$82.9	$135.7	$269.2	$336.6

Operating data as a percentage of total revenues:
Revenues
Admissions	62.3%	63.3%	63.0%	63.7%
Concession	32.6%	32.0%	32.1%	31.7%
Other	5.1%	4.7%	4.9%	4.6%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	53.5%	53.1%	53.7%	53.5%
Concession supplies	15.9%	16.1%	15.7%	16.2%
Salaries and wages	10.5%	9.7%	10.3%	9.8%
Facility lease expense	12.5%	11.2%	12.2%	11.4%
Utilities and other	12.3%	11.2%	11.9%	11.3%
General and administrative expenses	5.4%	5.5%	5.7%	5.9%
Depreciation and amortization	6.9%	5.6%	6.7%	5.9%
Impairment of long-lived assets	0.7%	0.0%	0.3%	0.1%
(Gain) loss on sale of assets and other	0.4%	0.1%	0.4%	(0.1)%
Total cost of operations	87.2%	82.1%	86.3%	83.4%
Operating income	12.8%	17.9%	13.7%	16.6%

Average screen count (month end average)	5,622	5,793	5,602	5,524

Revenues per average screen (dollars)	$115,066	$130,772	$351,133	$367,661

(1)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended September 30, 2014 versus September 30, 2013

Revenues. Total revenues decreased $110.7 million to $646.9 million for the three months ended September 30, 2014 (“third quarter of 2014”) from $757.6 million for the three months ended September 30, 2013 (“third quarter of 2013”), representing a 14.6% decrease. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
			%			%			%
	2014	2013	Change	2014	2013	Change	2014	2013	Change
Admissions revenues(1)	$290.5	$337.9	(14.0)%	$112.4	$141.7	(20.7)%	$402.9	$479.6	(16.0)%
Concession revenues(1)	$155.3	$171.1	(9.2)%	$55.8	$71.2	(21.6)%	$211.1	$242.3	(12.9)%
Other revenues(1)(2)	$14.7	$16.8	(12.5)%	$18.2	$18.9	(3.7)%	$32.9	$35.7	(7.8)%
Total revenues (1)(2)	$460.5	$525.8	(12.4)%	$186.4	$231.8	(19.6)%	$646.9	$757.6	(14.6)%
Attendance(1)	42.8	50.6	(15.4)%	23.4	30.4	(23.0)%	66.2	81.0	(18.3)%

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 16 of our condensed consolidated financial statements.

•	U.S. Admissions revenues decreased due to a 15.4% decline in attendance, partially offset by a 1.6% increase in average ticket price from $6.68 for the third quarter of 2013 to $6.79 for the third quarter of 2014. The decrease in concession revenues was attributable to the 15.4% decline in attendance, partially offset by a 7.4% increase in concession revenues per patron from $3.38 for the third quarter of 2013 to $3.63 for the third quarter of 2014. The decline in attendance was due to the weaker film slate during the third quarter of 2014 compared to the third quarter of 2013. The increase in average ticket price was primarily due to an increase in the mix of premium tickets sold. The increase in concession revenues per patron was primarily due to incremental sales and price increases. The decrease in other revenues was primarily attributable to the 15.4% decrease in attendance, which resulted in decreases in screen advertising, video game and other promotional revenues.

•	International. Admissions revenues decreased due to a 23.0% decline in attendance, partially offset by a 3.0% increase in average ticket price from $4.66 for the third quarter of 2013 to $4.80 for the third quarter of 2014. The decrease in concession revenues was attributable to the decline in attendance, partially offset by a 1.7% increase in concession revenues per patron from $2.34 for the third quarter of 2013 to $2.38 for the third quarter of 2014. The decline in attendance was due to the weaker film slate during the third quarter of 2014 compared to the third quarter of 2013. The third quarter of 2014 was also unfavorably impacted by the sale of our Mexico theatres during November 2013, the World Cup and the unfavorable impact of exchange rates in certain countries in which we operate. The increase in average ticket price was primarily due to local currency price increases and an increase in the mix of premium tickets sold partially offset by the unfavorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to incremental sales and local currency price increases partially offset by the unfavorable impact of exchange rates in certain countries in which we operate.

Cost of Operations. The table below summarizes certain of our year-over-year theatre operating costs by reportable operating segment (in millions).

	U.S. Operating Segment		International Operating Segment		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Film rentals and advertising	$161.1	$185.3	$54.4	$69.5	$215.5	$254.8
Concession supplies	20.9	23.0	12.6	16.0	33.5	39.0
Salaries and wages	49.3	53.0	18.6	20.2	67.9	73.2
Facility lease expense	58.4	58.5	22.2	26.6	80.6	85.1
Utilities and other	55.8	57.5	23.7	27.2	79.5	84.7

•	U.S. Film rentals and advertising costs were $161.1 million, or 55.5% of admissions revenues, for the third quarter of 2014 compared to $185.3 million, or 54.8% of admissions revenues, for the third quarter of 2013. The increase in the film rentals and advertising rate was primarily due to the mix of films released during the third quarter of 2014 compared to the third quarter of 2013 and increased advertising and promotion expenses and other film presentation costs. Concession supplies expense was $20.9 million, or 13.5% of concession revenues, for the third quarter of 2014 compared to $23.0 million, or 13.4% of concession revenues, for the third quarter of 2013.

Salaries and wages decreased to $49.3 million for the third quarter of 2014 from $53.0 million for the third quarter of 2013 primarily due to reduced staffing levels in response to the 15.4% decrease in attendance. Facility lease expense decreased to $58.4 million for the third quarter of 2014 from $58.5 million for the third quarter of 2013, which reflected an increase in base rent due to new theatre openings, offset by a decrease in percentage rent as a result of the revenue decline. Utilities and other costs decreased to $55.8 million for the third quarter of 2014 from $57.5 million for the third quarter of 2013 primarily due to a decrease in equipment lease expense for our digital projectors, which was driven by lease amendments that removed future increases in lease payments.

•	International. Film rentals and advertising costs were $54.4 million, or 48.4% of admissions revenues, for the third quarter of 2014 compared to $69.5 million, or 49.0% of admissions revenues, for the third quarter of 2013. Concession supplies expense was $12.6 million, or 22.6% of concession revenues, for the third quarter of 2014 compared to $16.0 million, or 22.5% of concession revenues, for the third quarter of 2013

Salaries and wages decreased to $18.6 million for the third quarter of 2014 from $20.2 million for the third quarter of 2013. Facility lease expense decreased to $22.2 million for the third quarter of 2014 from $26.6 million for the third quarter of 2013 primarily due to a decrease in percentage rent as a result of the decline in revenues. Utilities and other costs decreased to $23.7 million for the third quarter of 2014 from $27.2 million for the third quarter of 2013. All of the above-mentioned theatre operating costs were impacted by the sale of our Mexico theatres during November 2013 and changes in exchange rates in certain countries in which we operate.

General and Administrative Expenses. General and administrative expenses decreased to $35.2 million for the third quarter of 2014 from $41.9 million for the third quarter of 2013. The reduction was primarily due to decreased incentive compensation expense, decreased share based award compensation expense, decreased professional fees, the effect of changes in the exchange rates in certain countries in which we operate and the impact of the sale of our Mexico theatres in November 2013.

Depreciation and Amortization. Depreciation and amortization expense was $44.7 million during the third quarter of 2014 compared to $42.4 million during the third quarter of 2013. The increase was primarily due to new theatres, partially offset by the sale of our Mexico theatres during November 2013.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $4.5 million during the third quarter of 2014 compared to $0.2 million during the third quarter of 2013. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the third quarter of 2014 consisted of U.S. theatre properties, impacting five of our twenty-six reporting units. See Note 12 to our condensed consolidated financial statements.

Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $2.6 million during the third quarter of 2014 compared to $0.6 million during the third quarter of 2013. The loss recorded during the third quarter of 2014 was primarily due to the retirement of certain theatre equipment that was replaced during the period and lease termination charges recorded for theatre closures.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $28.3 million during the third quarter of 2014 compared to $29.5 million during the third quarter of 2013.

Distributions from NCM. We recorded distributions from NCM of $3.5 million during the third quarter of 2014 compared to $5.6 million during the third quarter of 2013, which were in excess of the carrying value of our Tranche 1 investment. See Note 7 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $10.3 million during the third quarter of 2014 compared to $11.7 million during the third quarter of 2013. The equity in income of affiliates recorded during the third quarter of 2014 primarily included income of approximately $4.8 million related to our equity investment in DCIP (see Note 7 to our condensed consolidated financial statements) and income of approximately $5.4 million related to our equity investment in NCM (see Note 6 to our condensed consolidated financial statements). The equity in income of affiliates recorded during the third quarter of 2013 primarily included income of approximately $4.6 million related to our equity investment in DCIP and income of approximately $7.1 million related to our equity investment in NCM.

Income Taxes. Income tax expense of $25.8 million was recorded for the third quarter of 2014 compared to $43.6 million for the third quarter of 2013. The effective tax rate was approximately 39.8% for the third quarter of 2014 compared to 35.0% for the third quarter of 2013. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Nine months ended September 30, 2014 versus September 30, 2013

Revenues. Total revenues decreased $63.9 million to $1,967.1 million for the nine months ended September 30, 2014 (“the 2014 period”) from $2,031.0 million for the nine months ended September 30, 2013 (“the 2013 period”), representing a 3.1% decrease. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
			%			%			%
	2014	2013	Change	2014	2013	Change	2014	2013	Change
Admissions revenues (1)	$907.9	$908.4	(0.1)%	$331.6	$385.1	(13.9)%	$1,239.5	$1,293.5	(4.2)%
Concession revenues (1)	$471.4	$453.3	4.0%	$159.2	$190.1	(16.3)%	$630.6	$643.4	(2.0)%
Other revenues (1) (2)	$44.3	$41.4	7.0%	$52.7	$52.7	0.0%	$97.0	$94.1	3.1%
Total revenues (1) (2)	$1,423.6	$1,403.1	1.5%	$543.5	$627.9	(13.4)%	$1,967.1	$2,031.0	(3.1)%
Attendance (1)	129.9	132.2	(1.7)%	68.3	79.6	(14.2)%	198.2	211.8	(6.4)%

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 16 of our condensed consolidated financial statements.

•	U.S. The decrease in admissions revenues of $0.5 million was attributable to a 1.7% decline in attendance offset by a 1.7% increase in average ticket price from $6.87 for the 2013 period to $6.99 for the 2014 period. The increase in concession revenues was attributable to a 5.8% increase in concession revenues per patron from $3.43 for the 2013 period to $3.63 for the 2014 period, partially offset by the 1.7% decline in attendance. The increase in average ticket price was primarily due to price increases and the pricing at the acquired Rave theatres. The increase in concession revenues per patron was primarily due to incremental sales and price increases. Our revenues and attendance for the 2014 period were also impacted by the inclusion of the 32 Rave theatres acquired on May 29, 2013 (see Note 4 to the condensed consolidated financial statements).

•	International. Admissions revenues decreased due to a 14.2% decline in attendance, partially offset by a 0.4% increase in average ticket price from $4.84 for the 2013 period to $4.86 for the 2014 period. The decrease in concession revenues was attributable to the 14.2% decline in attendance and a 2.5% decrease in concession revenues per patron from $2.39 for 2013 period to $2.33 for 2014 period. The 2014 period was impacted by the unfavorable impact of exchange rates in certain countries in which we operate, the sale of our Mexico theatres during November 2013 and the World Cup. The decrease in concession revenues per patron was primarily due to the unfavorable impact of exchange rates in certain countries in which we operate.

Cost of Operations. The table below summarizes certain of our year-over-year theatre operating costs by reportable operating segment (in millions).

	U.S. Operating Segment		International Operating Segment		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Film rentals and advertising	$505.5	$502.6	$159.9	$189.6	$665.4	$692.2
Concession supplies	64.4	62.3	34.5	41.7	98.9	104.0
Salaries and wages	149.8	140.2	52.4	58.6	202.2	198.8
Facility lease expense	176.2	157.2	63.4	73.6	239.6	230.8
Utilities and other	164.7	150.9	69.3	78.9	234.0	229.8

U.S. Film rentals and advertising costs were $505.5 million, or 55.7% of admissions revenues for the 2014 period compared to $502.6 million, or 55.3% of admissions revenues, for the 2013 period. The increase in the film rentals and advertising rate was due to the mix of films released during the 2014 period compared to the 2013 period and increased advertising and promotion expenses and other film presentation costs. Concession supplies expense was $64.4 million, or 13.7% of concession revenues, for the 2014 period compared to $62.3 million, or 13.7% of concession revenues, for the 2013 period.

Salaries and wages increased to $149.8 million for the 2014 period from $140.2 million for the 2013 period. Facility lease expense increased to $176.2 million for the 2014 period from $157.2 million for the 2013 period. Utilities and other costs increased to $164.7 million for the 2014 period from $150.9 million for the 2013 period. All of the above-mentioned theatre operating costs for the 2014 period increased primarily due to the inclusion of the 32 Rave theatres acquired on May 29, 2013 (see Note 4 to the condensed consolidated financial statements).

•	International. Film rentals and advertising costs were $159.9 million, or 48.2% of admissions revenues, for the 2014 period compared to $189.6 million, or 49.2% of admissions revenues, for the 2013 period. The decrease in the film rentals and advertising rate for the 2014 period was primarily due to increased virtual print fees that we earn from studios on films played in our international theatres. Concession supplies expense was $34.5 million, or 21.7% of concession revenues, for the 2014 period compared to $41.7 million, or 21.9% of concession revenues, for the 2013 period.

Salaries and wages decreased to $52.4 million for the 2014 period from $58.6 million for the 2013 period. Facility lease expense decreased to $63.4 million for the 2014 period from $73.6 million for the 2013 period. Utilities and other costs decreased to $69.3 million for the 2014 period from $78.9 million for the 2013 period. All of the above-mentioned theatre operating costs were impacted by changes in exchange rates in certain countries in which we operate and the sale of our Mexico theatres during November 2013.

General and Administrative Expenses. General and administrative expenses decreased to $112.7 million for the 2014 period from $119.0 million for the 2013 period. The reduction was primarily due to the effect of changes in exchange rates in certain countries in which we operate and the sale of our Mexico theatres in November 2013, offset by increased professional fees and increased salaries expense.

Depreciation and Amortization. Depreciation and amortization expense was $131.1 million for the 2014 period compared to $120.2 million for the 2013 period. The increase was primarily due to new theatres, including the 32 Rave theatres acquired on May 29, 2013, partially offset by the sale of our Mexico theatres during November 2013.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $5.3 million for the 2014 period compared to $2.1 million for the 2013 period. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the 2014 period consisted of U.S. theatre properties, impacting eight of our twenty-six reporting units. See Note 12 to our condensed consolidated financial statements.

(Gain) Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $8.7 million during the 2014 period compared to a gain of $2.5 million during the 2013 period. The loss recorded during the 2014 period was primarily due to the retirement of certain theatre equipment that was replaced during the period and lease termination charges recorded for theatre closures. The gain recorded during the 2013 period was primarily a result of a gain on sale of a land parcel in the U.S., partially offset by the retirement of theatre equipment replaced during the period.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $85.1 million for the 2014 period compared to $96.5 million for the 2013 period. The decrease was primarily due to the issuance of the 4.875% Senior Notes on May 24, 2013 that were used to pay off the former 8.625% Senior Notes on June 24, 2013 (see Note 3 to the condensed consolidated financial statements).

Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of approximately $72.3 million during the 2013 period as a result of the redemption of Cinemark USA, Inc.’s 8.625% Senior Notes on June 24, 2013. The loss on early retirement of debt included approximately $56.6 million for a make-whole premium paid and the write-off of approximately $8.0 million in unamortized bond discount and $7.6 million in unamortized debt issue costs and the payment of $0.1 million of other fees (see Note 3 to the condensed consolidated financial statements).

Distributions from NCM. We recorded distributions from NCM of $14.2 million during the 2014 period and $13.4 million during the 2013 period, which were in excess of the carrying value of our Tranche 1 investment. See Note 6 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $17.5 million during the 2014 period compared to $15.8 million during the 2013 period. The equity in income of affiliates recorded during the 2014 period primarily included income of approximately $11.0 million related to our equity investment in DCIP (see Note 7 to our condensed consolidated financial statements) and income of approximately $5.7 million related to our equity investment in NCM (see Note 6 to our condensed consolidated financial statements). The equity in income of affiliates recorded during the 2013 period primarily included income of approximately $7.3 million related to our equity investment in DCIP and income of approximately $8.5 million related to our equity investment in NCM.

Income Taxes. Income tax expense of $71.3 million was recorded for the 2014 period compared to $63.4 million for the 2013 period. The effective tax rate was 32.6% for the 2014 period compared to 31.8% for the 2013 period. The effective tax rate for the 2013 period reflects the impact of items related to our Mexican subsidiaries. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, nearly all of our theatres provide the patron a choice of using a credit card, debit card, or advanced-sale type certificates such as a gift card, in place of cash. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $222.7 million for the nine months ended September 30, 2014 compared to $178.4 million for the nine months ended September 30, 2013. The increase in cash provided by operating activities was primarily due to the make-whole premium of $56.6 million paid upon the redemption of the 8.625% Senior Notes, which is reflected in net income for the nine months ended September 30, 2013.

Investing Activities

Our investing activities have been principally related to the development and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our amended senior secured credit facility. Cash used for investing activities was $156.1 million for the nine months ended September 30, 2014 compared to $393.9 million for the nine months ended September 30, 2013. The decrease in cash used for investing activities was primarily due to the acquisition of theatres in the U.S. for approximately $259.2 million (see Note 4 to the condensed consolidated financial statements) that occurred during the nine months ended September 30, 2013.

Cash capital expenditures for the nine months ended September 30, 2014 and 2013 were as follows (in millions):

Period	New Theatres	Existing Theatres	Total
Nine Months Ended September 30, 2014	$70.5	$85.7	$156.2
Nine Months Ended September 30, 2013	$88.9	$70.6	$159.5

We continue to invest in our U.S. theatre circuit, which consisted of 4,473 screens at September 30, 2014. During the nine months ended September 30, 2014, we built five theatres with 59 screens and closed six theatres with 43 screens. At September 30, 2014, we had signed commitments to open three new theatres with 31 screens in domestic markets during the remainder of 2014 and open 10 new theatres with 112 screens subsequent to 2014. We estimate the remaining capital expenditures for the development of these 143 domestic screens will be approximately $92 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

We also continue to invest in our international theatre circuit, which consisted of 1,156 screens at September 30, 2014. During the nine months ended September 30, 2014, we built nine new theatres and 54 screens and closed four screens. At September 30, 2014, we had signed commitments to open two new theatres and 20 screens in international markets during the remainder of 2014 and open 12 new theatres and 75 screens subsequent to 2014. We estimate the remaining capital expenditures for the development of these 95 international screens will be approximately $70 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our amended senior secured credit facility, and proceeds from debt issuances, sale leaseback transactions and/or sales of excess real estate.

Financing Activities

Cash used for financing activities was $109.7 million for the nine months ended September 30, 2014 compared to $38.2 million for the nine months ended September 30, 2013. Cash used for financing activities for the nine months ended September 30, 2013 included proceeds from the issuance of Cinemark USA, Inc.’s 4.875% Senior Notes, partially offset by the redemption of Cinemark USA, Inc.’s 8.625% Senior Notes (see Note 3 to the condensed consolidated financial statements).

We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our common stock. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions as discussed below, future prospects for earnings and cash flows, as well as other relevant factors.

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of September 30, 2014 (in millions):

Cinemark, USA, Inc. term loan	$687.8
Cinemark USA, Inc. 4.875% senior notes due 2023	530.0
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0
Cinemark USA, Inc. 7.375% senior subordinated notes due 2021	200.0
Other	8.3

Total long-term debt	$1,826.1
Less current portion	8.4

Long-term debt, less current portion	$1,817.7

As of September 30, 2014, we had $100.0 million in available borrowing capacity on our revolving credit line.

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

Cinemark USA, Inc. 4.875% Senior Notes

On May 24, 2013, Cinemark USA, Inc. issued $530.0 million aggregate principal amount of 4.875% senior notes due 2023, at par value, (the “4.875% Senior Notes”). Proceeds, after payment of fees, were used to finance a redemption of the 8.625% Senior Notes due 2019, discussed below. Interest on the 4.875% Senior Notes is payable on June 1 and December 1 of each year, beginning December 1, 2013. The 4.875% Senior Notes mature on June 1, 2023.

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

The indenture to the 4.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of September 30, 2014, Cinemark USA, Inc. could have distributed up to approximately $1,633.0 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 4.875% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 4.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 4.875% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of September 30, 2014 was approximately 6.0 to 1.

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

The dividend restriction contained in the Amended Senior Secured Credit Facility prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Amended Senior Secured Credit Facility; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Amended Senior Secured Credit Facility, and (c) certain other defined amounts. As of September 30, 2014, Cinemark USA, Inc. could have distributed up to approximately $1,657.6 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the Amended Senior Secured Credit Facility, subject to its available cash and other borrowing restrictions outlined in the agreement.

At September 30, 2014, there was $687.8 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $100.0 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the Amended Senior Secured Credit Facility at September 30, 2014 was approximately 4.0% per annum.

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

The indenture to the 5.125% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of September 30, 2014, Cinemark USA, Inc. could have distributed up to approximately $1,636.9 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 5.125% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 5.125% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.125% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of September 30, 2014 was approximately 6.2 to 1.

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

On April 16, 2013, Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Commission, pursuant to which Cinemark USA, Inc. offered to exchange the 5.125% Senior Notes for identical notes registered under the Securities Act. The registration statement was declared effective by the Commission on April 25, 2013. On May 23, 2013, Cinemark USA, Inc. completed the exchange of registered 5.125% Senior Notes for all of the outstanding 5.125% Senior Notes. The registered 5.125% Senior Notes, issued in the exchange, do not have transfer restrictions.

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

The indenture to the Senior Subordinated Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of September 30, 2014, Cinemark USA, Inc. could have distributed up to approximately $1,626.5 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the Senior Subordinated Notes, subject to its available cash and other borrowing restrictions outlined in the indenture governing the Senior Subordinated Notes. Upon a change of control, as defined in the indenture, Cinemark USA, Inc. would be required to make an offer to repurchase the Senior Subordinated Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1, and our actual ratio as of September 30, 2014 was approximately 6.0 to 1.

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

Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Commission on July 27, 2011 pursuant to which Cinemark USA, Inc. offered to exchange the Senior Subordinated Notes for substantially similar Senior Subordinated Notes registered under the Securities Act. The registration statement became effective August 4, 2011, and approximately $199.5 million of the notes were exchanged on September 7, 2011. The registered Senior Subordinated Notes, issued in the exchange, do not have transfer restrictions. Approximately $0.5 million of the Senior Subordinated Notes were not exchanged as of September 30, 2014.

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

Covenant Compliance

As of September 30, 2014, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

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

Interest Rate Risk

We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt facilities. At September 30, 2014, there was an aggregate of approximately $237.8 million of variable rate debt outstanding under these facilities, which excludes $450.0 million of Cinemark USA, Inc.’s term loan debt that is hedged with the Company’s interest rate swap agreements in effect as of September 30, 2014 as discussed below. Based on the interest rates in effect on the variable rate debt outstanding at September 30, 2014, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $2.4 million.

Our interest rate swap agreements qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on our condensed consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive loss and the ineffective portion reported in earnings.

Below is a summary of our interest rate swap agreements as of September 30, 2014:

Nominal Amount (in millions)	Effective Date	Pay Rate	Receive Rate	Expiration Date
$175.0	December 2010	1.3975%	1-month LIBOR	September 2015
$175.0	December 2010	1.4000%	1-month LIBOR	September 2015
$100.0	November 2011	1.7150%	1-month LIBOR	April 2016

$450.0

The table below provides information about our fixed rate and variable rate long-term debt agreements as of September 30, 2014:

	Expected Maturity for the Twelve-Month Periods Ending September 30,
	(in millions)								Average
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value	Interest Rate
Fixed rate (1)	$1.4	$1.4	$1.4	$1.4	$1.4	$1,581.3	$1,588.3	$1,565.1	5.1%
Variable rate	7.0	7.0	7.0	7.0	7.0	202.8	237.8	234.2	3.1%

Total debt	$8.4	$8.4	$8.4	$8.4	$8.4	$1,784.1	$1,826.1	$1,799.3

(1)	Includes $450.0 million of the Cinemark USA, Inc. term loan, which represents the debt hedged with the Company’s interest rate swap agreements in effect as of September 30, 2014 discussed above.

Foreign Currency Exchange Rate Risk

There have been no material changes in foreign currency exchange rate risk previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed March  7, 2014.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2014, we carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes from legal proceedings previously reported under “Business – Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed March 7, 2014.

Item 1A. Risk Factors

There have been no material changes from risk factors previously reported under “Business – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed March 7, 2014, as updated in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 8, 2014.

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

Supplemental Schedules Specified by the Senior Notes Indentures and the Senior Subordinated Notes Indenture:

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

SEPTEMBER 30, 2014

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$385,945	$160,541	$—	$546,486
Other current assets	199,485	(66,126)	—	133,359

Total current assets	585,430	94,415	—	679,845

Theatre properties and equipment, net	1,427,787	—	—	1,427,787

Other assets	1,837,044	234,779	(107,019)	1,964,804

Total assets	$3,850,261	$329,194	$(107,019)	$4,072,436

Liabilities and equity

Current liabilities
Current portion of long-term debt	$7,000	$1,389	$—	$8,389
Current portion of capital lease obligations	15,713	—	—	15,713
Accounts payable and accrued expenses	293,780	578	—	294,358

Total current liabilities	316,493	1,967	—	318,460

Long-term liabilities
Long-term debt, less current portion	1,810,750	6,944	—	1,817,694
Capital lease obligations, less current portion	199,609	—	—	199,609
Other long-term liabilities and deferrals	489,191	105,115	—	594,306

Total long-term liabilities	2,499,550	112,059	—	2,611,609

Commitments and contingencies

Equity	1,034,218	215,168	(107,019)	1,142,367

Total liabilities and equity	$3,850,261	$329,194	$(107,019)	$4,072,436

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2014

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenues	$1,967,046	$—	$—	$1,967,046

Cost of operations
Theatre operating costs	1,440,028	—	—	1,440,028
General and administrative expenses	112,696	1	—	112,697
Depreciation and amortization	131,108	—	—	131,108
Impairment of long-lived assets	5,294	—	—	5,294
Loss on sale of assets and other	8,719	—	—	8,719

Total cost of operations	1,697,845	1	—	1,697,846

Operating income (loss)	269,201	(1)	—	269,200

Other income (expense)	(79,093)	28,927	—	(50,166)

Income before income taxes	190,108	28,926	—	219,034
Less: Income taxes	60,549	10,761	—	71,310

Net income	129,559	18,165	—	147,724
Less: Net income attributable to noncontrolling interests	1,059	—	—	1,059

Net income attributable to Cinemark USA, Inc.	$128,500	$18,165	$—	$146,665

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2014

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Net income	$129,559	$18,165	$—	$147,724

Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $1,287	2,050	—	—	2,050
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $374	641	—	—	641
Other comprehensive income of equity method investments	22	840	—	862
Foreign currency translation adjustments	(39,121)	—	—	(39,121)

Total other comprehensive income (loss), net of tax	(36,408)	840	—	(35,568)

Total comprehensive income, net of tax	93,151	19,005	—	112,156
Comprehensive income attributable to noncontrolling interests	(1,056)	—	—	(1,056)

Comprehensive income attributable to Cinemark USA, Inc.	$92,095	$19,005	$—	$111,100

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2014

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net income	$129,559	$18,165	$—	$147,724
Adjustments to reconcile net income to cash provided by operating activities	132,577	(8,237)	—	124,340
Changes in assets and liabilities	(64,564)	15,167	—	(49,397)

Net cash provided by operating activities	197,572	25,095	—	222,667

Investing activities
Additions to theatre properties and equipment	(156,168)	—	—	(156,168)
Proceeds from sale of theatre properties and equipment	1,973	—	—	1,973
Investment in joint ventures and other	—	(1,925)	—	(1,925)

Net cash used for investing activities	(154,195)	(1,925)	—	(156,120)

Financing activities
Dividends paid to parent	(86,250)	—	—	(86,250)
Repayments of long-term debt	(6,702)	—	—	(6,702)
Payments on capital leases	(10,293)	—	—	(10,293)
Other	(6,427)	—	—	(6,427)

Net cash used for financing activities	(109,672)	—	—	(109,672)

Effect of exchange rate changes on cash and cash equivalents	(10,283)	—	—	(10,283)

Increase (decrease) in cash and cash equivalents	(76,578)	23,170	—	(53,408)
Cash and cash equivalents:
Beginning of year	462,523	137,371	—	599,894

End of year	$385,945	$160,541	$—	$546,486

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indentures for the senior notes and senior subordinated notes.

Item 6. Exhibits

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark USA, Inc. for the quarter ended September 30, 2014, filed November 10, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK USA, INC.
Registrant

DATE: November 10, 2014

/s/ Tim Warner
Tim Warner
Chief Executive Officer

/s/ Sean Gamble
Sean Gamble
Chief Financial Officer

EXHIBIT INDEX

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the quarterly report on Form 10-Q of Cinemark USA, Inc. for the quarter ended September 30, 2014, filed November 10, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.