Form 10-K
period 2014-12-31
CINEMARK USA INC /TX
filed 2015-03-06
CIK 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

As of February 28, 2015, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive proxy statement of Cinemark Holdings, Inc. the registrant’s parent company, to be filed within 120 days of December 31, 2014, are incorporated by reference into Part III, Items 10-14, of this annual report on Form 10-K.

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

Certain Definitions

Unless the context otherwise requires, all references to “we,” “our,” “us,” the “issuer” or “Cinemark” relate to Cinemark USA, Inc. and its consolidated subsidiaries. Unless otherwise specified, all operating and other statistical data for the U.S. include one theatre in Canada (that was sold during November 2010). All references to Latin America are to Brazil, Mexico (sold during November 2013), Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala and Bolivia. Unless otherwise specified, all operating and other statistical data are as of and for the year ended December 31, 2014.

PART I

Item 1.	Business

Our Company

Cinemark USA, Inc. and subsidiaries, or the Company, us or our, is a leader in the motion picture exhibition industry, with theatres in the United States, or U.S., Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala and Bolivia. We operated theatres in Mexico until November 15, 2013.

As of December 31, 2014, we managed our business under two reportable operating segments: U.S. markets and international markets. See Note 18 to the consolidated financial statements.

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

Description of Business

We are one of the leaders in the motion picture exhibition industry. As of December 31, 2014, we operated 495 theatres and 5,676 screens in the U.S. and Latin America and approximately 264 million patrons attended our theatres worldwide during the year ended December 31, 2014. We are the most geographically diverse worldwide exhibitor, with theatres in fourteen countries as of December 31, 2014. As of December 31, 2014, our U.S. circuit had 335 theatres and 4,499 screens in 41 states and our international circuit had 160 theatres and 1,177 screens.

Revenues, operating income and net income attributable to Cinemark USA, Inc. for the year ended December 31, 2014, were $2,627.0 million, $365.9 million and $194.4 million, respectively. At December 31, 2014 we had cash and cash equivalents of $638.8 million and total long-term debt of $1,823.0 million. Approximately $236.0 million, or 13%, of our long-term debt accrues interest at variable rates and approximately $8.4 million of our long-term debt matures in 2015.

We selectively build or acquire new theatres in markets where we can establish and maintain a strong market position. During the year ended December 31, 2014, we built 18 new theatres with 152 screens and acquired two theatres with 18 screens.

We believe our portfolio of modern high-quality theatres with multiple platforms provides a preferred destination for moviegoers and contributes to our solid cash flows from operating activities. Our significant and diverse presence in the U.S. and Latin America has made us an important distribution channel for movie studios, particularly considering the expanding worldwide box office. Our market leadership is attributable in large part to our senior operational executives, whose years of industry experience range from 18 to 56 years and who have successfully navigated us through many industry and economic cycles.

We continue to develop and expand new platforms and market adaptive concepts for our theatre circuit, including NextGen, CinèArts, Cinemark Bistro, Cinemark Reserve and other premium concepts, such as our Cinemark XD Extreme Digital Cinema, or XD.

Our NextGen theatre complexes have wall-to-wall and ceiling-to-floor screens in every auditorium, along with the latest digital projection and sound technologies. These theatres generally also have an XD auditorium.

Our CinèArts locations provide moviegoers with the best selection of art and independent cinema in a captivating, unique environment and has set the industry standard for providing distinct, acclaimed and award-winning films.

The Cinemark Bistro locations offer in-theatre dining with great tasting food options, such as fresh wraps, hot sandwiches, burgers, and gourmet pizzas, and a selection of beers, wines, and frozen cocktails, all of which can be enjoyed in the comfort of the auditoriums. We currently have two theatres with the movie bistro concept and we plan to expand the concept to two new domestic locations over the next few years.

During 2014, we opened one Cinemark Reserve theatre in the U.S., which features a VIP area with luxury seating and other amenities, along with a wide variety of food and beverage products. We will open a second Cinemark Reserve theatre in the U.S. during the first part of 2015. We have a similar VIP concept in five other domestic locations and in 38 of our international auditoriums, referred to locally as either Cinemark Premiere or Cinemark Prime. We plan to continue to incorporate this concept in certain of our new domestic and international theatres.

Our XD screens represent the largest private label premium large format footprint in the industry. Our XD auditorium offers a premium experience utilizing the latest in digital projection and enhanced custom sound, including Dolby Atmos 11.1 or Barco Auro 20.1 in select locations. The XD experience includes wall-to-wall and ceiling-to-floor screens, wrap-around sound, plush seating and a maximum comfort entertainment environment for an immersive experience. The exceptional XD technology does not require special format movie prints, which allows us the flexibility to play any available digital print we choose, including 3-D content, in the XD auditorium without any print enhancements required. As of December 31, 2014, we had 179 XD auditoriums in our worldwide circuit with plans to install 20 to 30 more XD auditoriums during 2015.

Motion Picture Exhibition Industry Overview

Technology Platform

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

Currently, 100% of our first-run domestic theatres and 100% of our international theatres are fully digital. Digital projection allows us to present 3-D content and alternative entertainment such as live and pre-recorded sports programs, concert events, the Metropolitan Opera, gaming events and other special presentations. Three-dimensional technology offers a premium experience with crisp, bright, ultra-realistic images that create an immersive experience for the patron. Thirty-three titles released during 2013 and 31 titles released during 2014 were available in 3-D format. The film slate for 2015 currently includes 28 3-D titles, including The Avengers: Age of Ultron and Star Wars: The Force Awakens. A total of 42 3-D titles have already been announced for 2016 and 2017, including two of the Avatar sequels.

During 2013, through a joint venture named Digital Cinema Distribution Coalition, or DCDC, the motion picture exhibition industry developed a content delivery network that allows for delivery of all digital content to U.S. theatres with the necessary equipment via satellite. Delivery of content via satellite reduces film transportation costs for both distributors and exhibitors, as a portion of the costs to produce and ship hard drives has been eliminated. The industry is starting the expansion of this satellite delivery technology in certain Latin American markets.

Domestic Markets

The U.S. motion picture exhibition industry set an all-time box office record during 2013 with $10.9 billion in revenues. Industry statistics have not yet been released for 2014, however industry sources indicate that 2014 U.S. box office revenues were approximately $10.4 billion, a 5.2% decrease from the record-setting 2013. The decline in domestic industry performance from 2013 to 2014 was partly due to a shift of certain films into future years as well as less animated content among the films released during 2014.

The following table represents the results of a survey by Motion Picture Association of America, or MPAA, published during March 2014, outlining the historical trends in U.S. box office performance for the ten year period from 2004 to 2013:

Year	U.S. Box Office Revenues ($ in billions)	Attendance (in billions)	Average Ticket Price

2004	$ 9.3	1.50	$6.21
2005	$ 8.8	1.38	$6.41
2006	$ 9.2	1.40	$6.55
2007	$ 9.6	1.40	$6.88
2008	$ 9.6	1.34	$7.18
2009	$10.6	1.42	$7.50
2010	$10.6	1.34	$7.89
2011	$10.2	1.28	$7.93
2012	$10.8	1.36	$7.96
2013	$10.9	1.34	$8.13

Films leading the box office during the year ended December 31, 2014 included the carryover of Frozen as well as new releases such as Guardians of the Galaxy, Hunger Games: Mockingjay Part I, Captain America: The Winter Soldier, The LEGO® Movie, Hobbit: The Battle of the Five Armies, Transformers: Age of Extinction, Maleficent, X-Men: Days of Future Past, Big Hero 6, Dawn of the Planet of the Apes, The Amazing Spider-Man 2, Godzilla, 22 Jump Street, Teenage Mutant Ninja Turtles, Interstellar and Divergent, among other films.

Films currently scheduled for wide-release during 2015 include Star Wars: The Force Awakens, Hunger Games: Mockingjay Part II, Disney’s Cinderella, Furious 7, American Sniper, 50 Shades of Grey, Avengers: Age of Ultron, Jurassic World, Inside Out, Minions, the 24th James Bond film, The Good Dinosaur and Mission: Impossible 5, among other films.

International Markets

International box office revenues continue to grow. According to MPAA, international box office revenues were $25.0 billion for the year ended December 31, 2013, representing a 5% increase over 2012. International box office growth is a result of strong economies, ticket price increases and new theatre construction. According to MPAA, Latin American box office revenues were $3.0 billion for the year ended December 31, 2013, representing a 7% increase from 2012.

Growth in Latin America continues to be fueled by a combination of growing populations, an emerging middle class, attractive demographics (i.e., a significant teenage population), continued retail development, and quality product from Hollywood, including 3-D and alternative content offerings. In many Latin American countries, including Brazil, Argentina, Colombia, Peru and Chile, successful local film product can also provide incremental box office growth opportunities.

We believe many international markets will continue to experience growth as new theatre technologies and platforms are introduced, as film and other product offerings continue to expand and as ancillary revenue opportunities grow.

Drivers of Continued Industry Success

We believe the following market trends will drive the continued strength of our industry:

Importance of Theatrical Success in Establishing Movie Brands. Theatrical exhibition has long been the primary distribution channel for new motion picture releases. A successful theatrical release “brands” a film and is one of the major contributors to a film’s success in “downstream” markets, such as digital downloads, video on-demand, pay-per-view television, DVDs, and network and syndicated television.

Increased Importance of International Markets for Box Office Success. International markets continue to be an increasingly important component of the overall box office revenues generated by Hollywood films, accounting for $25.0 billion, or approximately 70%, of 2013 total worldwide box office revenues according to MPAA. (As of the date of this report, 2014 industry data was not yet available.) With the continued growth of the international motion picture exhibition industry, we believe the relative contribution of markets outside North America will become even more significant. Many of the top U.S. films released recently also performed exceptionally well in international markets. Such films included

Transformers: Age of Extinction, which grossed approximately $835.7 million in international markets, or approximately 77% of its worldwide box office, and X Men: Days of Future Past, which grossed approximately $514.0 million in international markets, or approximately 68% of its worldwide box office.

Stable Box Office Levels. Over the past ten years, industry statistics have shown slight increases and decreases in attendance from one year to another, however domestic box office revenues have grown during this period. The industry has not experienced highly volatile results, even during recessionary periods, demonstrating the stability of the industry and its continued ability to attract consumers.

Convenient and Affordable Form of Out-Of-Home Entertainment. Movie going continues to be one of the most convenient and affordable forms of out-of-home entertainment, with an estimated average ticket price in the U.S. of $8.13 in 2013. Average prices in 2013 for other forms of out-of-home entertainment in the U.S., including sporting events and theme parks, ranged from approximately $27.00 to $82.00 per ticket according to MPAA. (As of the date of this report, 2014 industry data was not yet available.)

Innovation Using Digital and Satellite Technology. Our industry began converting to digital projection technology during 2009. Our domestic circuit also converted to satellite technology during 2014. Digital projection combined with satellite delivery allows exhibitors to expand their product offerings, including the presentation of 3-D content and alternative entertainment. Alternative entertainment may include pre-recorded programs as well as live sports programs, concert events, the Metropolitan Opera, gaming events and other special presentations. New and enhanced programming alternatives may expand the industry’s customer base and increase patronage for exhibitors.

Introduction of New Platforms and Product Offerings. The motion picture exhibition industry continues to develop new movie theatre platforms to attract a broader base of patrons and to respond to varying consumer preferences. In addition to changing the overall style of some theatres, concession product offerings have continued to expand to more than just traditional popcorn and candy items. Some locations now offer hot foods, adult beverages and/or healthier snack options for patrons.

Competitive Strengths

We believe the following strengths allow us to compete effectively:

Experienced Management. Led by Chairman and founder Lee Roy Mitchell, Chief Executive Officer Tim Warner, President and Chief Operating Officer Robert Copple and President-International Valmir Fernandes, our operational management team has many years of theatre operating experience, ranging from 18 to 56 years, executing a focused strategy that has led to consistent operating results. This management team has successfully navigated us through many industry and economic cycles. Sean Gamble, the Company’s recently-hired Chief Financial Officer, brings approximately eight years of industry experience to the team, most recently working for a major studio.

Disciplined Operating Philosophy. We generated operating income and net income attributable to Cinemark USA, Inc. of $365.9 million and $194.4 million, respectively, for the year ended December 31, 2014. Our solid operating performance is a result of our disciplined operating philosophy that centers on building high-quality theatres, while maintaining favorable theatre-level economics, controlling operating costs and effectively reacting to economic and market changes.

Leading Position in Our U.S. Markets. We have a leading market share in most of the U.S. markets we serve, which includes a presence in 41 states. For the year ended December 31, 2014, we ranked either first or second, based on box office revenues, in 23 out of our top 30 U.S. markets, including the San Francisco Bay Area, Dallas, Houston, Salt Lake City, Sacramento and Austin.

Located in Top Latin American Markets. We have continued to invest throughout Latin America. As of December 31, 2014, we operated 160 theatres and 1,177 screens in 13 countries. Our international screens generated revenues of $704.6 million, or 26.8% of our total revenues, for the year ended December 31, 2014. We have successfully established a significant presence in major cities in the region, with theatres in twelve of the fifteen largest metropolitan areas in South America. We are the largest exhibitor in Brazil and Argentina. Our geographic diversity makes us an important distribution channel for the movie studios.

State-of-the-Art Theatre Circuit. We offer state-of-the-art theatres, which we believe makes our theatres a preferred destination for moviegoers in our markets. During 2014, we built 152 new screens worldwide. We currently have commitments to open 211 additional new screens over the next three years. We have installed digital projection technology in 100% of our U.S. first-run auditoriums and 100% of our international auditoriums. Currently, approximately 54% of our U.S. screens and 64% of our international screens are 3-D compatible. We currently have fourteen digital IMAX screens. As of December 31, 2014, we had the industry-leading private label premium large format circuit with 179 XD auditoriums in our theatres. We have plans to install 20 to 30 additional XD auditoriums during 2015. We also continue to develop new market-adaptive theatre concepts in various markets. We believe we offer the brightest picture in the industry, with our Doremi servers and Barco digital projectors, and custom surround sound in our auditoriums.

Disciplined and Targeted Growth Strategy. We continue to grow organically as well as through the acquisition of high-quality theatres in select markets. Our growth strategy has centered around achieving a target return on investment while also complementing our existing theatre circuit. We continue to generate significant cash flows from operating activities, which demonstrates the success of our growth strategy. We believe our expected level of cash flows will continue to provide us with the financial flexibility to pursue further growth opportunities, while also allowing us to efficiently service our debt obligations and continue to offer our stockholders a strong dividend yield under our current dividend policy.

Our Strategy

We believe our disciplined operating philosophy and experienced operational management team will enable us to continue to enhance our leading position in the motion picture exhibition industry. Key components of our strategy include:

Growth in Existing and New Markets. We continue to seek growth opportunities by building or acquiring high-quality theatres that meet our strategic, financial and demographic criteria. We also monitor economic and market trends to ensure our existing theatres offer a broad range of products, prices and platforms that satisfy our patrons and to develop new concepts to adapt to changes in preferences. Our growth strategy is diverse. During 2014, we acquired one theatre in Alabama, which is a new state for us, and we also built seven new theatres in six other states in the U.S. We also opened a state-of-the-art theatre in Bolivia during 2014 and we opened 11 other new theatres across four countries in our international markets. We have plans to expand into Curacao during 2015 and Paraguay in 2016.

Focus on Operational Excellence. We continue to focus on achieving operational excellence by controlling theatre operating costs and training and motivating our staff while focusing on making each of our customer’s experiences memorable. We provide first-rate customer service and focus on driving attendance. Our consistent industry-leading margins reflect our ability to deliver the highest quality presentation to our patrons while also managing changes in product and consumer preferences.

Commitment to Technological and Product Innovation. Our commitment to technological innovation has resulted in us being 100% digital in our U.S. first-run auditoriums and international auditoriums as of December 31, 2014. Approximately 56% of our worldwide screens are 3-D compatible. See further discussion of our digital expansion under “Technology Innovations” on page 10. We continue to expand our worldwide XD auditorium footprint. We are also committed to developing new market-adaptive theatres that broaden the range of entertainment options, concession offerings and amenities we provide to our customers.

Sustained Investment in Existing Circuit. While we continue to grow our theatre circuit with new builds and acquisitions, we also remain committed to investing in our existing theatres to ensure they provide our customers with a comfortable, high-quality entertainment experience for our patrons. We spent approximately $125 million and $140 million on maintenance capital expenditures during the years ended December 31, 2013 and 2014, respectively.

Theatre Operations

As of December 31, 2014, we operated 495 theatres and 5,676 screens in 41 states and 13 Latin American countries. The following tables summarize the geographic locations of our theatre circuit as of December 31, 2014.

United States Theatres

State	Total Theatres	Total Screens

Texas	87	1,140
California	63	796
Ohio	29	365
Utah	16	209
Nevada	10	154
Illinois	9	128
Pennsylvania	9	125
Kentucky	9	119
Colorado	8	127
Florida	6	110
Oregon	6	90
Arizona	6	90
Virginia	6	80
Oklahoma	6	73
Louisiana	5	74
Connecticut	4	56
New Mexico	4	54
North Carolina	4	41
Indiana	4	40
Iowa	3	50
Michigan	3	50
Massachusetts	3	46
Washington	3	46
Arkansas	3	44
Mississippi	3	41
South Carolina	3	34
Maryland	2	39
New Jersey	2	28
Georgia	2	27
New York	2	27
South Dakota	2	26
Montana	2	25
West Virginia	2	22
Delaware	2	22
Kansas	1	20
Alaska	1	16
Missouri	1	15
Tennessee	1	14
Wisconsin	1	14
Alabama	1	14
Minnesota	1	8

Total	335	4,499

International Theatres

Country	Total Theatres	Total Screens
Brazil	65	516
Colombia	28	144
Argentina	19	168
Chile	16	113
Central America(1)	15	110
Peru	10	77
Ecuador	6	36
Bolivia	1	13

Total	160	1,177

(1)	Includes Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala.

We first entered Latin America when we opened a movie theatre in Chile in 1993. Since then, through our focused international strategy, we have developed the most geographically diverse theatre circuit in the region. We have balanced our risk through a diversified international portfolio, which includes theatres in twelve of the fifteen largest metropolitan areas in South America. We have established significant presence in Brazil and Argentina, where we are the largest exhibitor, with 516 and 168 screens, respectively, as of December 31, 2014.

We believe that certain markets within Latin America continue to be underserved as penetration of movie screens per capita in these markets is substantially lower than in the U.S. and European markets. We intend to build and expand our presence in international markets, with emphasis on Latin America, and fund our expansion primarily with cash flow generated in those markets. We are able to mitigate cash flow exposure to currency fluctuations in the markets in which we operate by transacting in their respective local currencies. Our geographic diversity throughout Latin America has allowed us to maintain consistent local currency revenue growth, notwithstanding currency and economic fluctuations that may affect any particular market.

Content and Film Licensing

We offer a variety of content at our theatres. We monitor upcoming films and related events and work with film distributors to license the content that we believe will be most successful in our theatres. We play mainstream films from many different genres, such as animated films, family films, dramas, comedies, horror and action films. We offer content in both 2-D and 3-D formats in all of our first-run theatres, and in select locations, we also offer a 4-D format. The 4-D format features moving seats and added sensory features in addition to the ultra-realistic images of 3-D technology.

We also regularly play art and independent films at many of our U.S. theatres and offer local film product in our international markets, providing a variety of film choices to our patrons. Bringing art and independent films to our theatres allows us to benefit from the growth in the art and independent market driven by the increased interest in art, foreign and documentary films.

We have also established a Classic Series at a majority of our U.S. theatres and some of our international theatres, which involves playing digitally re-mastered classic movies that change on a weekly basis. The program covers many genres of classic films that are generally exhibited during non-peak times.

During December 2013, we formed a joint venture, named AC JV, LLC, with Regal Entertainment Group, or Regal, and AMC Entertainment, Inc., or AMC which then purchased the Fathom event business from National CineMedia, LLC. The Fathom event business generally focuses on the marketing and distribution of live and pre-recorded entertainment programming to movie theatres to augment theatres’ feature film schedules. AC JV, LLC will continue to bring alternative events to our theatres, including the Metropolitan Opera, sports programs, concert events, gaming events and other special presentations, that may be live or pre-recorded. We, along with AC JV, LLC, will continue to identify new ways to utilize our theatre platform to provide entertainment to consumers.

In the domestic marketplace, our corporate film department negotiates with film distributors to license films for our domestic theatres. The film distributors are responsible for determining film release dates and film marketing campaigns and the related expenditures. We are responsible for booking the films in film licensing zones, which are either free film licensing zones or competitive film licensing zones. In free film licensing zones, movies can be booked without regard to the film bookings of other exhibitors within that area. In competitive film licensing zones, the distributor allocates its movies generally based on demographics, the conditions, capacity and grossing potential of each theatre, and the terms of exhibition. We are the sole exhibitor in 92% of the 300 film licensing zones in which our first run U.S. theatres operate.

In each of our international offices, our local film personnel negotiate with local offices of major film distributors as well as local film distributors to license films for our international theatres. In the international marketplace, films are not allocated based on film licensing zones, but played by competitive theatres simultaneously. Our theatre personnel focus on providing excellent customer service, and we provide a high-quality facility with the most up-to-date sound systems, comfortable seating and other amenities preferred by our patrons, which we believe gives us a competitive advantage in markets where competing theatres play the same films.

In both our domestic and international locations, we pay film rental fees based on a film’s box office receipts. Film rental rates are negotiated based on either a firm terms formula under which we pay a mutually agreed upon rate as determined prior to a film’s run; a sliding scale formula under which the rate is based on a standard rate matrix that is established prior to a film’s run; or a mutually agreed upon settlement under which the rate is negotiated after a film’s run.

Food and Beverage

Concession sales are our second largest revenue source, representing approximately 32% of total revenues. Concession sales have a much higher margin than admissions sales. We have devoted considerable management effort to increasing concession sales by expanding our offerings and adapting to our customers’ preferences, as discussed below.

Concession Product Mix. Concession products offered at all of our theatres include various sizes and types of popcorn, soft drinks, coffees, juice blends, candy and quickly-prepared or pre-prepared food, such as hot dogs, pizza, pretzel bites, nachos and ice cream. Different varieties and flavors of candy, snacks and drinks are offered at theatres based on preferences in that particular market. We have recently introduced some healthier snack and beverage options for our patrons, which are available at some locations.

Through our Cinemark Movie Bistro and Cinemark Reserve concepts, we have expanded our domestic concession product offerings to include more food and drink options, such as fresh wraps, hot sandwiches, burgers, and gourmet pizzas, and a selection of beers, wines, and frozen cocktails, all of which can be enjoyed in the comfort of the auditoriums. We also have lobby bars and VIP lounges in certain domestic theatres.

Our point of sale system allows us to monitor product sales and make changes to product mix when necessary, which also allows us to quickly take advantage of national as well as regional product launches and promotions.

Pricing. New products and promotions are introduced on a regular basis to increase concession purchases as well as to attract new buyers. We offer specially-priced product combinations at many of our theatres. We periodically offer discounts to our patrons on certain products by offering weekly coupons as well as reusable popcorn tubs and soft drink cups that can be refilled at a discounted price. In certain international locations, we offer loyalty discounts to frequent patrons.

Staff Training. Employees are continually trained in proper sales techniques. Consumer promotions usually include a motivational element that rewards theatre staff for exceptional sales of certain promotional items.

Theatre Design. Our theatres are designed to optimize efficiencies at the concession stands, which include multiple service stations throughout a theatre to facilitate serving patrons in an expedited manner. We strategically place large concession stands within theatres to heighten visibility, reduce the length of concession lines, and improve traffic flow around the concession stands. We have self-service cafeteria-style concession areas in many of our domestic theatres, which allow customers to select their own refreshments and proceed to the cash register when they are ready. This design allows for efficient service, enhanced choices, impulse purchases and superior visibility of concession items. In some of our international locations, we allow patrons to pre-order concession items, either online or at a kiosk, and pick them up in a dedicated line at the concession counter.

Cost Control. We negotiate prices for concession supplies directly with concession vendors and manufacturers to obtain volume discounts and negotiate rebates. Concession supplies are generally distributed through a distribution network. The concession distributor distributes inventory to the theatres, which place orders directly with the vendors to replenish stock. We conduct a weekly inventory of concession products at every theatre to ensure proper stock levels are maintained to appropriately serve our customers.

Pre-Feature Screen Advertising

In our domestic markets, our theatres are part of the in-theatre digital network operated by National CineMedia, LLC, or NCM. NCM provides advertising to our theatres through its branded “First Look” pre-feature entertainment program and also handles lobby promotions and displays for our theatres. We believe that the reach, scope and digital delivery capability of NCM’s network provides an effective platform for national, regional and local advertisers to reach an engaged audience. We receive a monthly theatre access fee for participation in the NCM network. In addition, we are entitled to receive mandatory quarterly distributions of excess cash from NCM. As of December 31, 2014, we had an approximate 19% ownership interest in NCM. See Note 4 to the consolidated financial statements.

During 2011, our wholly-owned subsidiary Flix Media Publicidade E Entretenimento, Ltda., or Flix Media, began handling all of our screen advertising functions in Brazil. Our Flix Media marketing personnel work with local agencies and advertisers to coordinate screen advertising in our Brazil theatres. We have expanded the Flix Media advertising services to another exhibitor in Brazil through a revenue share agreement. In Argentina, we also have in-house personnel that work with local advertisers to arrange screen advertising in our Argentina theatres. We are currently integrating our Argentina advertising team with our Flix Media division. We recently acquired an advertising business in Chile, which we will also integrate with our Flix Media division. In our other international markets, we outsource our screen advertising to local companies who have established relationships with local advertisers that provide similar benefits as NCM. The terms of our international screen advertising contracts vary by country. In some of these locations, we earn a percentage of the screen advertising revenues collected by our partners and in other locations we are paid a fixed annual fee for access to our screens.

We will continue to expand Flix Media into our other international locations over the next few years. In addition to screen advertising in our theatres, we intend to expand Flix Media’s services to include, among other things, alternative content, online ticketing, and loyalty initiatives.

Technology Innovations

The motion picture exhibition industry has undertaken transformational technology initiatives over the past few years, as discussed below.

Participation in Digital Cinema Implementation Partners – Domestic Markets

During 2007, Cinemark, AMC, and Regal, entered into a joint venture known as Digital Cinema Implementation Partners LLC, or DCIP, to facilitate the implementation of digital cinema in our U.S. theatres and to establish agreements with major motion picture studios for the financing of digital cinema. Digital cinema developments are managed by DCIP, subject to certain approvals by Cinemark, AMC and Regal with each of us having an equal voting interest in DCIP. DCIP’s wholly-owned subsidiary Kasima executed long-term deployment agreements with all of the major motion picture studios, under which Kasima receives a virtual print fee from such studios for each digital presentation. In accordance with these agreements, the digital projection systems deployed by Kasima comply with the technology and security specifications developed by the Digital Cinema Initiatives studio consortium. Kasima leases digital projection systems to us, AMC and Regal under master lease agreements that have an initial term of 12 years. Our master lease agreement and other related agreements (collectively the “agreements”) with Kasima were signed during March 2010. As of December 31, 2014, 93% of our 4,499 U.S. auditoriums were digital, 3,692 of which are leased from Kasima.

Digitalization - International Markets

In our international markets, we converted our auditoriums to digital projection technology. The digital projection systems we deployed were generally funded with operating cash flows generated by each international country. We have virtual print fee agreements with studios under which the studios pay us for certain prints shown on the digital projection equipment. As of December 31, 2014, 752 of our international auditoriums are capable of exhibiting 3-D content.

Digital Cinema Distribution Coalition

Through the joint venture DCDC with Regal, AMC, Warner Bros. Entertainment, Inc. and Universal Pictures, we began delivering digital content to domestic theatres via satellite during October 2013. As of December 31, 2014, 100% of our domestic auditoriums were capable of receiving content via satellite. Delivery of content via satellite reduces film transportation costs for both distributors and exhibitors, as a portion of the costs to produce and ship hard drives has been eliminated. The satellite delivery system established by DCDC is available to all exhibitors and content providers and allows live and store-and-forward content to be delivered to our theatres. The industry is beginning to expand this satellite delivery technology to certain Latin American markets.

Marketing

We generally market our theatres and events using Internet advertising and newspaper directory film schedules. Radio and television advertising spots are also used to promote certain motion pictures and special events, such as theatre grand openings and VIP events. We exhibit previews of coming attractions and current films as part of our on-screen pre-feature program. We offer patrons access to movie times, the ability to buy and print their tickets in advance and purchase gift cards at our website www.cinemark.com and via our smart phone and tablet applications. Customers can subscribe to our weekly emails to receive information about current and upcoming films at their preferred Cinemark theatre(s), including details about advanced ticket sales, screenings, special events, concerts and live broadcasts; as well as contests, promotions, and coupons for concession savings. We partner with film distributors on a regular basis to promote their films through local, regional and national programs that are exclusive to our theatres. These programs may involve customer contests, cross-promotions with the media and third parties and other means to increase patronage for a particular film showing at our theatres.

CineMode, which is a function within the app we developed, allows patrons the opportunity to earn rewards while being courteous during a show. Our innovative technology was designed to address texting and other cell phone distractions, which is the number one complaint of movie-goers. While in CineMode, the phone’s screen is automatically dimmed and patrons are prompted to silence their volume. If CineMode is enabled for the duration of the movie, patrons are rewarded with exclusive digital rewards and offers that can be used at their next visit to Cinemark. CineMode connects us with our patrons and provides an opportunity for us to further expand our relationships with the studios and our vendors through promotions.

We also have loyalty programs in some of our international markets that allow customers to pay a nominal fee for a membership card that provides them with certain admissions and concession discounts.

Our domestic and international marketing departments also focus on expanding ancillary revenue, which includes the sale of our gift cards and our SuperSaver discount tickets. We generally market these programs to businesses as an employee-incentive or rewards program. Our marketing departments also coordinate the use of our auditoriums, generally during off-peak times, for corporate meetings, private movie screenings, brand and product launches, education and training sessions or other private events, which contribute to our ancillary revenue.

Point of Sale Systems

We have developed our own proprietary point of sale system to enhance our ability to maximize revenues, control costs and efficiently manage operations. The system is currently installed in all of our U.S. theatres. The point of sale system provides corporate management with real-time admissions and concession revenues data and reports to allow for timely changes to movie schedules, including extending film runs, adding showtimes based on demand, or substituting films when gross receipts do not meet expectations. The system tracks concession sales by product, provides in-theatre inventory reports for efficient inventory management and control, offers numerous ticket pricing options, connects with digital concession signage for real-time pricing modifications, integrates Internet ticket sales and processes credit card transactions. Barcode scanners, pole displays, touch screens, credit card readers and other equipment are integrated with the system to enhance its functionality and facilitate print-at-home and mobile ticketing. In our international locations, we currently use point of sale systems that have been developed by third parties, which have been certified as compliant with applicable governmental regulations and offer generally the same capabilities as our proprietary point of sale system.

Competition

We are one of the leaders in the motion picture exhibition industry. We compete against local, regional, national and international exhibitors with respect to attracting patrons, licensing films and developing new theatre sites. Our primary U.S. competitors include Regal, AMC and Carmike Cinemas, Inc. and our primary international competitors, which vary by country, include Kinoplex (GSR), Cinépolis, Village Cines, Cine Colombia and Cinemundo.

We are the sole exhibitor in approximately 92% of the 300 film licensing zones in which our first run U.S. theatres operate. In competitive zones, the distributor allocates their movies generally based on demographics, the conditions, capacity and grossing potential of each theatre, and the terms of exhibition. In areas where we face direct competition, our success in attracting patrons depends on location, theatre capacity, quality of projection and sound equipment, film showtime availability, customer service quality, and ticket prices.

We compete for new theatre sites with other movie theatre exhibitors as well as other entertainment venues. Securing a potential site depends upon factors such as committed investment and resources, theatre design and capacity, revenue and patron potential, and financial stability.

We also face competition from a number of other motion picture exhibition delivery systems, such as digital downloads, DVDs, network and syndicated television, video on-demand, and pay-per-view television. We also face competition from other forms of entertainment competing for the public’s leisure time and disposable income, such as concerts, theme parks and sporting events.

Seasonality

Our revenues have historically been seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, the most successful motion pictures have been released during the summer, extending from May to July, and during the holiday season, extending from early November through year-end. The unexpected emergence of a hit film during other periods can alter this seasonality trend. The timing and quality of such film releases can have a significant impact on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or for the same period in the following year.

Corporate Operations

Our worldwide headquarters is located in Plano, Texas. Personnel at our corporate headquarters provide oversight for our domestic and international theatres, including our executive team and department heads in charge of film licensing, food and beverage, theatre operations, theatre construction and maintenance, real estate, human resources, marketing, legal, finance, accounting, tax, audit and information technology support. Our U.S. operations are divided into eighteen regions, primarily organized geographically, each of which is headed by a region leader. We have seven regional offices in Latin America responsible for the local management of theatres in thirteen countries (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are operated out of one Central American regional office). Each regional office is headed by a general manager and generally includes personnel in film licensing, marketing, human resources, information systems, operations and accounting. We have chief financial officers in Brazil and Argentina, which are our two largest international markets.

Employees

We have approximately 16,500 employees in the U.S., approximately 22% of whom are full time employees and 78% of whom are part time employees. We have approximately 8,000 employees in our international markets, approximately 30% of whom are full time employees and approximately 70% of whom are part time employees. Some of our international locations are subject to union regulations. We regard our relations with our employees to be satisfactory.

Regulations

The distribution of motion pictures is largely regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. The manner in which we can license films from certain major film distributors is subject to consent decrees resulting from these cases. Consent decrees bind certain major film distributors and require the films of such distributors to be offered and licensed to exhibitors, including Cinemark, on a theatre-by-theatre and film-by-film basis. Consequently, exhibitors cannot enter into long-term arrangements with major distributors, but must negotiate for licenses on a theatre-by-theatre and film-by-film basis.

We are subject to various general regulations applicable to our operations including the Americans with Disabilities Act of 1990, or the ADA, and regulations recently issued by the U.S. Food and Drug Administration that require nutrition labels for certain menu items. Our theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship, health and sanitation requirements and various business licensing and permitting.

Financial Information About Geographic Areas

We currently have operations in the U.S., Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala and Bolivia, which are reflected in the consolidated financial statements. See Note 18 to the consolidated financial statements for segment information and financial information by geographic area.

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

We rely on the film distributors to supply the films shown in our theatres. The film distribution business is highly concentrated, with six major film distributors accounting for approximately 82.6% of U.S. box office revenues and 47 of the top 50 grossing films during 2014. Numerous antitrust cases and consent decrees resulting from the antitrust cases impact the distribution of films. Film distributors license films to exhibitors on a theatre-by-theatre and film-by-film basis. Consequently, we cannot guarantee a supply of films by entering into long-term arrangements with major distributors. We are therefore required to negotiate licenses for each film and for each theatre. A deterioration in our relationship with any of the seven major film distributors could adversely affect our ability to obtain commercially successful films and to negotiate favorable licensing terms for such films, both of which could adversely affect our business and operating results.

We face intense competition for patrons and films which may adversely affect our business.

The motion picture industry is highly competitive. We compete against local, regional, national and international exhibitors in many of our markets. We compete for both patrons and licensing of films. In markets where we do not face competitive theatres, there is a risk of new theatres being built. The competition for patrons is dependent upon such factors as location, theatre capacity, quality of projection and sound equipment, film showtime availability, customer service quality, and ticket prices. The principal competitive factors with respect to film licensing include the theatre’s location and its demographics, the condition, capacity and grossing potential of each theatre, and licensing terms. If we are unable to attract patrons or to license successful films, our business may be adversely affected.

An increase in the use of alternative film distribution channels or other competing forms of entertainment may reduce movie theatre attendance and limit revenue growth.

We face competition for patrons from a number of alternative film distribution channels, such as digital downloads, video on-demand, pay-per-view television, DVDs, network and syndicated television. We also compete with other forms of entertainment, such as concerts, theme parks, gaming and sporting events, for our patrons’ leisure time and disposable income. A significant increase in popularity of these alternative film distribution channels, competing forms of entertainment or improvements in technologies available at home could have an adverse effect on our business and results of operations.

Our results of operations may be impacted by shrinking video and digital release windows.

Over the last decade, the average video and digital release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available to consumers at home, has decreased from approximately six months to approximately three to four months. If patrons choose to wait for an in-home release rather than attend a theatre to view the film, it may adversely impact our business and results of operations, financial condition and cash flows. Film studios occasionally offer consumers a premium video on-demand option for certain films shortly after the theatrical release. These release windows, which are determined by the studios, may shrink further or be eliminated altogether, which could have an adverse impact on our business and results of operations.

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

We have 160 theatres with 1,177 screens in thirteen countries in Latin America. Brazil represented approximately 12.7% of our consolidated 2014 revenues. Governmental regulation of the motion picture industry in foreign markets differs from that in the United States. Changes in regulations affecting prices, quota systems requiring the exhibition of locally-produced films and restrictions on ownership of property may adversely affect our international operations. Our international operations are subject to certain political, economic and other uncertainties not encountered by our domestic operations, including risks of severe economic downturns and high inflation. We also face risks of currency fluctuations, hard currency shortages and controls of foreign currency exchange and transfers to the U.S., all of which could have an adverse effect on the results of our international operations.

We have substantial long-term lease and debt obligations, which may restrict our ability to fund current and future operations and that restrict our ability to enter into certain transactions.

We have, and will continue to have, significant long-term debt service obligations and long-term lease obligations. As of December 31, 2014, we had $1,823.0 million in long-term debt obligations, $218.5 million in capital lease obligations and $1,814.3 million in long-term operating lease obligations. We incurred interest expense of $113.7 million for the year ended December 31, 2014. We incurred $317.1 million of facility lease expense under operating leases for the year ended December 31, 2014. Our substantial lease and debt obligations pose risk by:

•	requiring us to dedicate a substantial portion of our cash flows to payments on our lease and debt obligations, thereby reducing the availability of our cash flows from operations to fund working capital, capital expenditures, acquisitions and other corporate requirements and to pay dividends;

•	impeding our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes;

•	subjecting us to the risk of increased sensitivity to interest rate increases on our variable rate debt, including our borrowings under our amended senior secured credit facility;

•	limiting our ability to invest in innovations in technology and implement new platforms or concepts in our theatres; and

•	making us more vulnerable to a downturn in our business and competitive pressures and limiting our flexibility to plan for, or react to, changes in our industry or the economy.

Our ability to make scheduled payments of principal and interest with respect to our indebtedness will depend on our ability to generate positive cash flows and on our future financial results. Our ability to generate positive cash flows is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. We may not be able to continue to generate cash flows at current levels, or guarantee that future borrowings will be available under our amended senior secured credit facility, in an amount sufficient to enable us to pay our indebtedness. If our cash flows and capital resources are insufficient to fund our lease and debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and these actions may not be successful or permit us to meet our scheduled debt service obligations and these actions may be restricted under the terms of our existing or future debt agreements, including our amended senior secured credit facility.

If we fail to make any required payment under the agreements governing our leases and indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default, and as a result, our debt holders would have the ability to require that we immediately repay our outstanding indebtedness and the lenders under our amended senior secured credit facility could terminate their commitments to lend us money and foreclose against the assets securing their borrowings. We could be forced into bankruptcy or liquidation. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-default and cross-acceleration provisions. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt holders require immediate payment, we may not have sufficient assets to satisfy our obligations under our indebtedness.

We may not be able to generate additional revenues or continue to realize value from our investment in NCM.

As of December 31, 2014, we had an ownership interest in NCM of approximately 19%. We receive a monthly theatre access fee under our Exhibitor Services Agreement with NCM and we are entitled to receive mandatory quarterly distributions of excess cash from NCM. During the years ended December 31, 2013 and 2014, the Company received approximately $8.0 million and $9.2 million in other revenues from NCM, respectively, and $20.7 million and $18.5 million in cash distributions in excess of our investment in NCM, respectively. Cinema advertising is a small component of the U.S. advertising market and therefore, NCM competes with larger, more established and well known media platforms such as broadcast radio and television, cable and satellite television, outdoor advertising and Internet portals. In-theatre advertising may not continue to attract advertisers or NCM’s in-theatre advertising format may not continue to be received favorably by theatre patrons. If NCM is unable to continue to generate consistent advertising revenues, its results of operations may be adversely affected and our investment in and distributions and revenues from NCM may be adversely impacted.

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

We have greatly expanded our operations over the last decade through targeted worldwide theatre development and acquisitions. We will continue to pursue a strategy of expansion that will involve the development of new theatres and may involve acquisitions of existing theatres and theatre circuits both in the U.S. and internationally. There is significant competition for new site locations and for existing theatre and theatre circuit acquisition opportunities. As a result of such competition, we may not be able to acquire attractive site locations, existing theatres or theatre circuits on terms we consider acceptable. The pace of our growth may also be impacted by delays in site development caused by other parties. Acquisitions and expansion opportunities may divert a significant amount of management’s time away from the operation of our business. Growth by acquisition also involves risks relating to difficulties in integrating the operations and personnel of acquired companies and the potential loss of key employees of acquired companies. Our expansion strategy may not result in improvements to our business, financial condition, profitability, or cash flows. Further, our expansion programs may require financing above our existing borrowing capacity and operating cash flows. We may not be able to obtain such financing or that such financing will be available to us on acceptable terms or at all.

If we do not comply with the ADA and the safe harbor framework included in the consent order we entered into with the Department of Justice, or the DOJ, we could be subject to further litigation.

Our theatres must comply with Title III of the ADA and analogous state and local laws. Compliance with the ADA requires among other things that public facilities “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. On November 15, 2004, Cinemark and the Department of Justice, or DOJ, entered into a consent order, which was filed with the U.S. District Court for the Northern District of Ohio, Eastern Division. Under the consent order, the DOJ approved a safe harbor framework for us to construct all of our future stadium-style movie theatres. The DOJ has stipulated that all theatres built in compliance with the consent order will comply with the wheelchair seating requirements of the ADA. If we fail to comply with the ADA, remedies could include imposition of injunctive relief, fines, awards for damages to private litigants and additional capital expenditures to remedy non-compliance. Imposition of significant fines, damage awards or capital expenditures to cure non-compliance could adversely affect our business and operating results.

We may be subject to increased labor and benefits costs.

We are subject to United States federal and state laws governing such matters as minimum wages, working conditions and overtime. As federal and state minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees, but also the wages paid to employees at wage rates that are above minimum wage. Labor shortages, increased employee turnover and health care mandates could also increase our labor costs. This in turn could lead us to increase prices which could impact our sales. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our results of operations may be adversely impacted. We are also subject to certain union regulations in certain of our international markets. As union wage rates and other requirements change, our results of operations could be adversely affected.

We are subject to impairment losses due to potential declines in the fair value of our assets.

We have a significant amount of long-lived assets. We evaluate long-lived assets for impairment at the theatre level, therefore if a theatre is directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or condition of the areas surrounding the theatre, we may record impairment charges to reflect the decline in estimated fair value of that theatre.

We also have a significant amount of goodwill and tradename intangible assets. Declines in our stock price or market capitalization, declines in our attendance due to increased competition in certain regions and/or countries or economic factors that lead to a decline in attendance in any given region or country could result in impairments of goodwill and our intangible assets. As of December 31, 2014, the estimated fair values of goodwill and our tradename intangible assets exceeded their carrying values by at least 10%.

A credit market crisis may adversely affect our ability to raise capital and may materially impact our operations.

Severe dislocations and liquidity disruptions in the credit markets could materially impact our ability to obtain debt financing on reasonable terms or at all. The inability to access debt financing on reasonable terms could materially impact our ability to make acquisitions, invest in technology innovations or significantly expand our business in the future.

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

Cyber security threats and our failure to protect our electronically stored data could adversely affect our business.

We store and maintain electronic information and data necessary to conduct our business, including confidential and proprietary information of our customers and employees. Data maintained in electronic form is subject to the risk of intrusion, tampering and theft. While we have adopted industry-accepted security measures and technology to protect the confidential and proprietary information, the development and maintenance of these systems is costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. As such, we may be unable to anticipate and implement adequate preventive measures in time. This may adversely affect our business, including exposure to government enforcement actions and private litigation, and our reputation with our customers and employees may be injured. In addition to Company-specific cyber threats or attacks, our business and results of operations could also be impacted by breaches affecting our peers and partners within the entertainment industry, as well as other retail companies.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

United States

As of December 31, 2014, in the U.S., we operated 293 theatres with 3,898 screens pursuant to leases and own the land and building for 42 theatres with 601 screens. Our leases are generally entered into on a long-term basis with terms, including optional renewal periods, generally ranging from 20 to 45 years. As of December 31, 2014, approximately 6.5% of our theatre leases in the U.S., covering 19 theatres with 140 screens, have remaining terms, including optional renewal periods, of less than six years. Approximately 8.2% of our theatre leases in the U.S., covering 24 theatres with 211 screens, have remaining terms, including optional renewal periods, of between six and 15 years and approximately 85.3% of our theatre leases in the U.S., covering 250 theatres with 3,547 screens, have remaining terms, including optional renewal periods, of more than 15 years. The leases generally provide for a fixed monthly minimum rent payment, with certain leases also subject to additional percentage rent if a target annual revenue level is achieved. We currently own an office building in Plano, Texas, which is our worldwide headquarters. We lease office space in Frisco, Texas and McKinney, Texas for theatre support and maintenance personnel.

International

As of December 31, 2014, internationally, we operated 160 theatres with 1,177 screens, all of which are leased. Our international leases are generally entered into on a long term basis with terms, including optional renewal periods, generally ranging from 5 to 30 years. The leases generally provide for contingent rental based upon operating results with an annual minimum. As of December 31, 2014, approximately 15% of our international theatre leases, covering 24 theatres with 209 screens, have remaining terms, including optional renewal periods, of less than six years. Approximately 45% of our international theatre leases, covering 72 theatres and 546 screens, have remaining terms, including optional renewal periods, of between six and 15 years and approximately 40% of our international theatre leases, covering 64 theatres and 422 screens, have remaining terms, including optional renewal periods, of more than 15 years. The leases generally provide for a fixed monthly minimum rent payment, with certain leases also subject to additional percentage rent if a target annual revenue level is achieved. We also lease office space in seven regions in Latin America for our local management.

See Note 17 to the consolidated financial statements for information regarding our minimum lease commitments. We periodically review the profitability of each of our theatres, particularly those whose lease terms are nearing expiration, to determine whether to continue its operations.

Item 3.	Legal Proceedings

Joseph Amey, et al. v. Cinemark USA, Inc., Case No. 3:13cv05669, In the United States District Court for the Northern District of California, San Francisco Division. The case presents putative class action claims for damages and attorney’s fees arising from employee wage and hour claims under California law for alleged meal period, rest break, reporting time pay, unpaid wages, pay upon termination, and wage statements violations. The claims are also asserted as a representative action under the California Private Attorney General Act (“PAGA”). We deny the claims, deny that class certification is appropriate and deny that a PAGA representative action is appropriate, and are vigorously defending against the claims. The case is in pretrial discovery, no class action has been certified, and no representative action has been quantified or recognized. We deny any violation of law and plan to vigorously defend against all claims. We are unable to predict the outcome of the litigation or the range of potential loss, if any; however, we believe that our potential liability with respect to such proceeding is not material in the aggregate to our financial position, results of operations and cash flows. Accordingly, we have not established a reserve for loss in connection with this proceeding.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holder of Our Common Stock

There is no established public trading market for our common stock. As of December 31, 2014, we had 1,500 shares of Class A common stock outstanding and 182,648 shares of Class B common stock outstanding, all of which were held by Cinemark Holdings, Inc.

Dividend Policy

During the years ended December 31, 2014 and 2013, we paid dividends of approximately $115.0 million and $105.2 million, respectively, to our parent company, Cinemark Holdings, Inc. Our ability to pay dividends is limited by the terms of our senior notes indentures, our senior subordinated notes indenture and our amended senior secured credit facility, which restrict our ability to pay dividends and the ability of certain of our subsidiaries to pay dividends. See Note 9 to the consolidated financial statements for further discussion of our debt agreements. Furthermore, certain of our foreign subsidiaries currently have a deficit in retained earnings which prevents them from declaring and paying dividends from those subsidiaries. The declaration of future dividends will be at the discretion of our board of directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, limitations in our debt agreements and legal requirements.

Item 6.	Selected Financial Data

The following table provides our selected consolidated financial and operating data for the periods and at the dates indicated for each of the five most recent years ended December 31, 2014. During August 2011, we acquired ten theatres with 95 screens in Argentina. During May 2013, we acquired 32 theatres with 483 screens in the U.S. The results of operations for these theatres are included in our consolidated results of operations beginning on the dates of the respective acquisitions. During November 2013, we sold our Mexico theatres, which included 31 theatres and 290 screens. You should read the selected consolidated financial and operating data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes appearing elsewhere in this report.

	Year Ended December 31,
	2010	2011	2012	2013	2014
Statement of Income Data:	(Dollars in thousands)
Revenues:
Admissions	$1,405,389	$1,471,627	$1,580,401	$1,706,145	$1,644,169
Concession	642,326	696,754	771,405	845,168	845,376
Other	93,429	111,232	121,725	131,581	137,445

Total revenues	2,141,144	2,279,613	2,473,531	2,682,894	2,626,990
Film rentals and advertising	769,698	798,606	845,107	919,511	883,052
Concession supplies	97,484	112,122	123,471	135,715	131,985
Salaries and wages	221,246	226,475	247,468	269,353	273,880
Facility lease expense	255,717	276,278	281,615	307,851	317,096
Utilities and other	239,470	259,703	280,670	305,703	308,445
General and administrative expenses	107,015	125,428	146,442	163,134	148,588
Depreciation and amortization	143,508	154,449	147,675	163,970	175,656
Impairment of long-lived assets	12,538	7,033	3,031	3,794	6,647
(Gain) loss on sale of assets and other	(431)	8,792	12,168	(3,845)	15,715

Total cost of operations	$1,846,245	$1,968,886	$2,087,647	$2,265,186	$2,261,064

Operating income	$294,899	$310,727	$385,884	$417,708	$365,926

Interest expense	$112,444	$123,102	$123,665	$124,714	$113,698

Net income	$150,930	$133,953	$172,784	$151,921	$195,769

Net income attributable to Cinemark USA, Inc.	$147,387	$131,928	$170,313	$149,843	$194,380

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(Dollars in thousands)
Other Financial Data:
Ratio of earnings to fixed charges(1)	2.11x	2.02x	2.45x	2.24x	2.42x
Cash flow provided by (used for):
Operating activities	$266,230	$390,884	$394,633	$309,362	$454,128
Investing activities	(136,067)	(247,067)	(234,311)	(364,701)	(253,339)
Financing activities	(108,162)	(78,020)	63,582	(75,346)	(146,320)
Capital expenditures	(156,102)	(184,819)	(220,727)	(259,670)	(244,705)

	As of December 31,
	2010	2011	2012	2013	2014
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$464,765	$521,253	$742,095	$599,894	$638,841
Theatre properties and equipment, net	1,215,446	1,238,850	1,304,958	1,427,190	1,450,812
Total assets	3,427,974	3,522,253	3,862,412	4,144,128	4,164,535
Total long-term debt and capital lease obligations, including current portion	1,672,601	1,713,393	1,914,181	2,049,156	2,041,469
Equity	1,040,705	1,025,293	1,096,212	1,104,281	1,136,723

	Year Ended December 31,
Operating Data:	2010	2011	2012	2013	2014
United States
Theatres operated (at period end)	293	297	298	334	335
Screens operated (at period end)	3,832	3,878	3,916	4,457	4,499
Total attendance (in 000s)	161,174	158,486	163,639	177,156	173,864
International
Theatres operated (at period end)	137	159	167	148	160
Screens operated (at period end)	1,113	1,274	1,324	1,106	1,177
Total attendance (in 000s)	80,026	88,889	100,084	99,402	90,009
Worldwide
Theatres operated (at period end)	430	456	465	482	495
Screens operated (at period end)	4,945	5,152	5,240	5,563	5,676
Total attendance (in 000s)	241,200	247,375	263,723	276,558	263,873

(1)	For the purposes of calculating the ratio of earnings to fixed charges, earnings consist of income from continuing operations before taxes plus fixed charges excluding capitalized interest. Fixed charges consist of interest expense, capitalized interest, amortization of debt issue costs and that portion of rental expense which we believe to be representative of the interest factor.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes included in this report. This discussion contains forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties and risk associated with these statements.

Overview

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala and Bolivia. We operated theatres in Mexico until November 15, 2013. As of December 31, 2014, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 18 to the consolidated financial statements.

Revenues and Expenses

We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing promotions, meeting rentals and electronic video games located in some of our theatres. Our contracts with NCM have assisted us in expanding our offerings to domestic advertisers and broadening ancillary revenue sources such as digital video monitor advertising and third party branding. Historically, we have also offered alternative entertainment, such as live and pre-recorded sports programs, concert events, the Metropolitan Opera and other special presentations in our theatres through our relationship with NCM. We will continue to offer this entertainment through our recently formed joint venture, AC JV, LLC. Our Flix Media initiative has allowed us to expand our screen advertising within our international circuit and to other international exhibitors.

Films leading the box office during the year ended December 31, 2014 included the carryover of Frozen as well as new releases such as Guardians of the Galaxy, Hunger Games: Mockingjay Part I, Captain America: The Winter Soldier, The LEGO® Movie, Hobbit: The Battle of the Five Armies, Transformers: Age of Extinction, Maleficent, X-Men: Days of Future Past, Big Hero 6, Dawn of the Planet of the Apes, The Amazing Spider-Man 2, Godzilla, 22 Jump Street, Teenage Mutant Ninja Turtles, Interstellar and Divergent, among other films. Films currently scheduled for wide-release during 2015 include Star Wars: The Force Awakens, Hunger Games: Mockingjay Part II, Disney’s Cinderella, Furious 7, American Sniper, 50 Shades of Grey, Avengers: Age of Ultron, Jurassic World, Inside Out, Minions, the 24th James Bond film, The Good Dinosaur and Mission: Impossible 5, among other films.

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

Long-lived assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and the lesser of twenty years or the building’s remaining useful life for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, we then compare the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during 2012, 2013 and 2014. The long-lived asset impairment charges related to theatre properties recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre.

Impairment of Goodwill and Intangible Assets

We evaluate goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable. We evaluate goodwill for impairment at the reporting unit level and have allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of our eighteen regions in the U.S. and each of our eight international countries (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit). The evaluation is a two-step approach requiring us to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was seven and a half times for the evaluation performed during 2012 and eight times for the evaluations performed during 2013 and 2014. We increased the multiple of cash flows used for the evaluation performed during the year ended December 31, 2013 due to the increase in industry trading multiples, and the increase in Cinemark Holdings, Inc.’s stock price and resulting market capitalization. As of December 31, 2014, the estimated fair value of goodwill for all of our reporting units exceeded their carrying value by at least 10%.

Tradename intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. We estimate the fair value of our tradenames by applying an estimated market royalty rate that could be charged for the use of our tradename to forecasted future revenues, with an adjustment for the present value of such royalties. If the estimated fair value is less than the carrying value, the tradename intangible asset is written down to its estimated fair value. Significant judgment is involved in estimating market royalty rates and long-term revenue forecasts. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected revenue performance and industry trends. As of December 31, 2014, the estimated fair value of our tradename intangible assets exceeded their carrying values by at least 10%.

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

Results of Operations

The following table sets forth, for the periods indicated, the amounts for certain items reflected in our consolidated statements of income along with each of those items as a percentage of revenues. During May 2013, we acquired 32 theatres with 483 screens in the U.S. The results of operations for these theatres are included in our consolidated results of operations beginning on the date of the acquisition. During November 2013, we sold our Mexico theatres, which included 31 theatres and 290 screens.

	Year Ended December 31,
	2012	2013	2014
Operating data (in millions):
Revenues
Admissions	$1,580.4	$1,706.1	$1,644.2
Concession	771.4	845.2	845.4
Other	121.7	131.6	137.4

Total revenues	2,473.5	2,682.9	2,627.0
Cost of operations
Film rentals and advertising	845.1	919.5	883.1
Concession supplies	123.5	135.7	132.0
Salaries and wages	247.4	269.3	273.9
Facility lease expense	281.6	307.9	317.1
Utilities and other	280.7	305.7	308.4
General and administrative expenses	146.4	163.2	148.6
Depreciation and amortization	147.7	164.0	175.7
Impairment of long-lived assets	3.0	3.8	6.6
(Gain) loss on sale of assets and other	12.2	(3.9)	15.7

Total cost of operations	2,087.6	2,265.2	2,261.1

Operating income	$385.9	$417.7	$365.9

Operating data as a percentage of total revenues:
Revenues
Admissions	63.9%	63.6%	62.6%
Concession	31.2%	31.5%	32.2%
Other	4.9%	4.9%	5.2%

Total revenues	100.0%	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	53.5%	53.9%	53.7%
Concession supplies	16.0%	16.1%	15.6%
Salaries and wages	10.0%	10.0%	10.4%
Facility lease expense	11.4%	11.5%	12.1%
Utilities and other	11.3%	11.4%	11.7%
General and administrative expenses	5.9%	6.1%	5.7%
Depreciation and amortization	6.0%	6.1%	6.7%
Impairment of long-lived assets	0.1%	0.1%	0.3%
(Gain) loss on sale of assets and other	0.5%	(0.1%)	0.6%
Total cost of operations	84.4%	84.4%	86.1%
Operating income	15.6%	15.6%	13.9%

Average screen count (month end average)	5,198	5,548	5,613

Revenues per average screen (dollars)	$475,897	$483,579	$468,019

(1)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Comparison of Years Ended December 31, 2014 and December 31, 2013

Revenues. Total revenues decreased $55.9 million to $2,627.0 million for 2014 from $2,682.9 million for 2013, representing a 2.1% decrease. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
			%			%			%
	2014	2013	Change	2014	2013	Change	2014	2013	Change
Admissions revenues (1)	$1,220.8	$1,231.4	(0.9%)	$423.4	$474.7	(10.8%)	$1,644.2	$1,706.1	(3.6%)
Concession revenues (1)	$635.6	$609.3	4.3%	$209.8	$235.9	(11.1%)	$845.4	$845.2	—%
Other revenues (1)(2)	$66.0	$59.1	11.7%	$71.4	$72.5	(1.5%)	$137.4	$131.6	4.4%
Total revenues (1)(2)	$1,922.4	$1,899.8	1.2%	$704.6	$783.1	(10.0%)	$2,627.0	$2,682.9	(2.1%)
Attendance (1)	173.9	177.2	(1.9%)	90.0	99.4	(9.5%)	263.9	276.6	(4.6%)

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 18 of our consolidated financial statements.

•	U.S. The decrease in admissions revenues was primarily attributable to a 1.9% decrease in attendance, partially offset by a 1.0% increase in average ticket price from $6.95 for 2013 to $7.02 for 2014. The increase in concession revenues was primarily attributable to a 6.1% increase in concession revenues per patron from $3.44 for 2013 to $3.65 for 2014. Our revenues and attendance include the 32 Rave theatres acquired beginning on May 29, 2013 (see Note 3 to the consolidated financial statements). The increase in average ticket price was primarily due to the pricing at acquired and new theatres. The increase in concession revenues per patron was primarily due to price increases and incremental sales. The increase in other revenues is partly due to a sales tax refund recorded during 2014.

•	International. The decrease in admissions revenues was primarily attributable to a 9.5% decrease in attendance and a 1.7% decrease in average ticket price from $4.78 for 2013 to $4.70 for 2014. The decrease in concession revenues was primarily attributable to the 9.5% decrease in attendance and a 1.7% decrease in concession revenues per patron from $2.37 for 2013 to $2.33 for 2014. The decrease in attendance was primarily due to the sale of our Mexico theatres on November 15, 2013. The decrease in average ticket price and concession revenues per patron was due to the unfavorable impact of exchange rates in certain countries in which we operate.

Cost of Operations. The table below summarizes certain of our theatre operating costs by reportable operating segment (in millions).

	U.S. Operating Segment		International Operating Segment		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013	2014	2013
Film rentals and advertising	$681.1	$687.3	$202.0	$232.2	$883.1	$919.5
Concession supplies	86.4	83.7	45.6	52.0	132.0	135.7
Salaries and wages	202.8	192.5	71.1	76.8	273.9	269.3
Facility lease expense	235.2	215.5	81.9	92.4	317.1	307.9
Utilities and other	217.2	204.5	91.2	101.2	308.4	305.7

•	U.S. Film rentals and advertising costs were $681.1 million, or 55.8% of admissions revenues, for 2014 compared to $687.3 million, or 55.8% of admissions revenues, for 2013. Concession supplies expense was $86.4 million, or 13.6% of concession revenues, for 2014 compared to $83.7 million, or 13.7% of concession revenues, for 2013.

Salaries and wages increased to $202.8 million for 2014 from $192.5 million for 2013. Facility lease expense increased to $235.2 million for 2014 from $215.5 million for 2013. Utilities and other costs increased to $217.2 million for 2014 from $204.5 million for 2013. All of the above-mentioned theatre operating costs for 2014 increased primarily due to new theatre openings and the inclusion of the 32 Rave theatres acquired on May 29, 2013 (see Note 3 to the consolidated financial statements).

•	International. Film rentals and advertising costs were $202.0 million, or 47.7% of admissions revenues, for 2014 compared to $232.2 million, or 48.9% of admissions revenues, for 2013. The decrease in the film rentals and advertising rate for the 2014 period was primarily due to increased virtual print fees that we earn from studios on films played in our international theatres. Concession supplies expense was $45.6 million, or 21.7% of concession revenues, for 2014 compared to $52.0 million, or 22.0% of concession revenues, for 2013.

Salaries and wages decreased to $71.1 million for 2014 from $76.8 million for 2013. Facility lease expense decreased to $81.9 million for 2014 from $92.4 for 2013. Utilities and other costs decreased to $91.2 million for 2014 from $101.2 million for 2013. All of the above-mentioned theatre operating costs were impacted by changes in exchange rates in certain countries in which we operate and the sale of our Mexico theatres during November 2013.

General and Administrative Expenses. General and administrative expenses decreased to $148.6 million for 2014 from $163.2 million for 2013. The reduction was primarily due to the impact of changes in exchange rates in certain countries in which we operate, the sale of our Mexico theatres in November 2013 and a reduction in incentive compensation expense. General and administrative expenses for 2013 also included approximately $1.5 million in severance expense and approximately $1.8 million in share based award compensation expense related to the sale of our Mexico theatres during November 2013.

Depreciation and Amortization. Depreciation and amortization expense was $175.7 million for 2014 compared to $164.0 million for 2013. The increase was primarily due to new theatres, including the 32 Rave theatres acquired on May 29, 2013, and remodels and other improvements of existing theatres, partially offset by the sale of our Mexico theatres during November 2013.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $6.6 million for 2014 compared to $3.8 million for 2013. Impairment charges for 2014 consisted primarily of U.S. theatre properties, impacting twelve of our twenty-six reporting units. Impairment charges for 2013 were primarily related to U.S. and international theatre properties, impacting twelve of our twenty-six reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. See Notes 1, 6 and 7 to our consolidated financial statements.

(Gain) Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $15.7 million during 2014 compared to a gain of $3.9 million during 2013. The loss recorded during the 2014 period was primarily due to the retirement of certain theatre equipment that was replaced during the period, lease termination charges recorded for theatre closures and a charge for termination of a vendor contract. The gain recorded during 2013 included a gain of $3.5 million related to the sale of our Mexico theatres and a gain of $2.3 million related to the sale of one theatre in Argentina, both of which were partially offset by the retirement of equipment replaced during the period.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $113.7 million for 2014 compared to $124.7 million for 2013. The decrease was primarily due to the issuance of the 4.875% Senior Notes on May 24, 2013 that were used to pay off, on June 24, 2013, the previously issued 8.625% Senior Notes. See Note 9 to our consolidated financial statements for further discussion of our long-term debt.

Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of approximately $72.3 million during 2013 as a result of the redemption of Cinemark USA, Inc.’s 8.625% Senior Notes on June 24, 2013. The loss on early retirement of debt included approximately $56.6 million for a make-whole premium paid, the write-off of approximately $8.0 million in unamortized bond discount, the write-off of $7.6 million in unamortized debt issue costs and the payment of $0.1 million of other fees. See Note 9 to our consolidated financial statements for further discussion of our long-term debt.

Distributions from NCM. We recorded distributions received from NCM of $18.5 million during 2014 and $20.7 million during 2013, which were in excess of the carrying value of our Tranche 1 Investment. See Note 4 to our consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $22.7 million during 2014 and $22.7 million during 2013. The equity in income of affiliates recorded during 2014 primarily included income of approximately $15.3 million related to our equity investment in DCIP (see Note 5 to our consolidated financial statements) and income of approximately $6.1 million related to our equity investment in NCM (see Note 4 to our consolidated financial statements). The equity in income of affiliates recorded during 2013 primarily included approximately $11.6 million of income related to our equity investment in NCM and approximately $11.2 million of income related to our equity investment in DCIP.

Income Taxes. Income tax expense of $97.2 million was recorded for 2014 compared to $114.2 million recorded for 2013. The effective tax rate for 2014 was 33.2%. The effective tax rate for 2013 was 42.9%. See Note 16 to our consolidated financial statements.

Comparison of Years Ended December 31, 2013 and December 31, 2012

Revenues. Total revenues increased $209.4 million to $2,682.9 million for 2013 from $2,473.5 million for 2012, representing an 8.5% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
			% Change			% Change			% Change
	2013	2012		2013	2012		2013	2012
Admissions revenues (1)	$1,231.4	$1,099.6	12.0%	$474.7	$480.8	(1.3%)	$1,706.1	$1,580.4	8.0%
Concession revenues (1)	$609.3	$546.2	11.6%	$235.9	$225.2	4.8%	$845.2	$771.4	9.6%
Other revenues (1)(2)	$59.1	$50.1	18.0%	$72.5	$71.6	1.3%	$131.6	$121.7	8.1%
Total revenues (1)(2)	$1,899.8	$1,695.9	12.0%	$783.1	$777.6	0.7%	$2,682.9	$2,473.5	8.5%
Attendance (1)	177.2	163.6	8.3%	99.4	100.1	(0.7%)	276.6	263.7	4.9%

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 18 of our consolidated financial statements.

•	U.S. The increase in admissions revenues of $131.8 million was primarily attributable to an 8.3% increase in attendance and a 3.4% increase in average ticket price from $6.72 for 2012 to $6.95 for 2013. The increase in concession revenues of $63.1 million was primarily attributable to the 8.3% increase in attendance and a 3.0% increase in concession revenues per patron from $3.34 for 2012 to $3.44 for 2013. Our revenues and attendance for 2013 also benefited from the inclusion of the 32 Rave theatres acquired on May 29, 2013 (see Note 3 to the consolidated financial statements). The increase in average ticket price was primarily due to price increases and the pricing at acquired theatres. The increase in concession revenues per patron was primarily due to incremental sales and price increases. The increase in other revenues was primarily attributable to the 8.3% increase in attendance, which resulted in increases in screen advertising, video game and other promotional revenues.

•	International. The decrease in admissions revenues of $6.1 million was primarily attributable to a 0.7% decrease in attendance and a 0.4% decrease in average ticket price from $4.80 for 2012 to $4.78 for 2013. The increase in concession revenues of $10.7 million was primarily attributable to the 5.3% increase in concession revenues per patron from $2.25 for 2012 to $2.37 for 2013. The decrease in attendance was partly due to the sale of our Mexico theatres on November 15, 2013. The decrease in average ticket price was primarily due to the unfavorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to incremental sales and price increases, partially offset by the unfavorable impact of exchange rates in certain countries in which we operate.

Cost of Operations. The table below summarizes certain of our theatre operating costs by reportable operating segment (in millions).

	U.S. Operating Segment		International Operating Segment		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012	2013	2012
Film rentals and advertising	$687.3	$610.5	$232.2	$234.6	$919.5	$845.1
Concession supplies	83.7	71.1	52.0	52.4	135.7	123.5
Salaries and wages	192.5	174.2	76.8	73.2	269.3	247.4
Facility lease expense	215.5	191.1	92.4	90.5	307.9	281.6
Utilities and other	204.5	182.9	101.2	97.8	305.7	280.7

•	U.S. Film rentals and advertising costs were $687.3 million, or 55.8% of admissions revenues, for 2013 compared to $610.5 million, or 55.5% of admissions revenues, for 2012. The increase in film rentals and advertising costs of $76.8 million was primarily due to the $131.8 million increase in admissions revenues. Concession supplies expense was $83.7 million, or 13.7% of concession revenues, for 2013 compared to $71.1 million, or 13.0% of concession revenues, for 2012. The increase in the concession supplies rate was primarily due to increases in inventory procurement costs.

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

Depreciation and Amortization. Depreciation and amortization expense was $164.0 million for 2013 compared to $147.7 million for 2012. The increase was primarily due to new theatres, including the 32 Rave theatres acquired on May 29, 2013.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $3.8 million for 2013 compared to $3.0 million for 2012. Impairment charges for 2013 were related to theatre properties, impacting twelve of our twenty-six reporting units. Impairment charges for 2012 were related to theatre properties, impacting fourteen of our twenty-four reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. See Notes 1, 6 and 7 to our consolidated financial statements.

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

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $124.7 million for 2013 compared to $123.7 million for 2012. See Note 9 to our consolidated financial statements for further discussion of our long-term debt.

Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of approximately $72.3 million during 2013 as a result of the redemption of Cinemark USA, Inc.’s 8.625% Senior Notes on June 24, 2013. The loss on early retirement of debt included approximately $56.6 million for a make-whole premium paid and the write-off of approximately $8.0 million in unamortized bond discount and $7.6 million in unamortized debt issue costs and the payment of $0.1 million of other fees. We recorded a loss on early retirement of debt of $5.6 million during 2012 related to the amendment and restatement of our senior secured credit facility. See Note 9 to our consolidated financial statements for further discussion of our long-term debt.

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

Income Taxes. Income tax expense of $114.2 million was recorded for 2013 compared to $126.2 million recorded for 2012. The effective tax rate for 2013 was 42.9%. The effective tax rate for 2012 was 42.2%. See Note 16 to our consolidated financial statements.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, a majority of our theatres provide the patron a choice of using a credit card, debit card or advanced-sale type certificates, such as a gift card, in place of cash. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities amounted to $394.6 million, $309.4 million, and $454.1 million for the years ended December 31, 2012, 2013 and 2014, respectively. Cash provided by operating activities was lower in 2013 primarily due to the make-whole premium of $56.6 million paid to redeem the 8.625% Senior Notes, which was included in net income. The increase in cash provided by operating activities in 2014 was a result of the timing of collections of accounts receivable and payments to suppliers.

Investing Activities

Our investing activities have been principally related to the development and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our amended senior secured credit facility. Cash used for investing activities amounted to $234.3 million, $364.7 million and $253.3 million for the years ended December 31, 2012, 2013 and 2014, respectively. Cash used for investing activities for the year ended December 31, 2013 included the acquisition of theatres in the U.S. for approximately $259.2 million and proceeds of approximately $126.2 million from the sale of our theatres in Mexico.

Cash capital expenditures for the years ended December 31, 2012, 2013 and 2014 were as follows (in millions):

Period	New Theatres	Existing Theatres	Total
Year Ended December 31, 2012	$104.9	$115.8	$220.7
Year Ended December 31, 2013	$134.7	$125.0	$259.7
Year Ended December 31, 2014	$104.7	$140.0	$244.7

We continue to invest in our U.S. theatre circuit. We built seven new theatres and 81 screens, acquired one theatre with 14 screens and closed seven theatres with 53 screens during the year ended December 31, 2014, bringing our total domestic screen count to 4,499. At December 31, 2014, we had signed commitments to open eight new theatres with 85 screens in domestic markets during 2015 and open three new theatres with 36 screens subsequent to 2015. We estimate the remaining capital expenditures for the development of these 121 domestic screens will be approximately $73 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities. As of December 31, 2014, we also had a signed commitment to purchase the office building where our worldwide headquarters are located, which will result in a capital expenditure of approximately $24 million during the first quarter of 2015.

We also continue to invest in our international theatre circuit. We built 11 new theatres and 71 screens, acquired one theatre with four screens and closed four screens during the year ended December 31, 2014, bringing our total international screen count to 1,177. At December 31, 2014, we had signed commitments to open ten new theatres and 73 screens in international markets during 2015 and open two new theatres with 17 screens subsequent to 2015. We estimate the remaining capital expenditures for the development of these 90 international screens will be approximately $61 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

We plan to fund capital expenditures for our continued development with cash flow from operations, existing cash, borrowings under our amended senior secured credit facility, and proceeds from debt issuances, sale leaseback transactions and/or sales of excess real estate.

Financing Activities

Cash provided by (used for) financing activities was $63.6 million, $(75.3) million and $(146.3) million during the years ended December 31, 2012, 2013 and 2014, respectively. Cash provided by financing activities for the year ended December 31, 2012 includes proceeds of $700.0 million from the amended senior secured credit facility and proceeds of $400.0 million from the issuance of Cinemark USA, Inc.’s 5.125% Senior Notes. A majority of these proceeds were used to pay off the remaining $899.0 million term loan outstanding under the former senior secured credit facility. Cash used for financing activities for the year ended December 31, 2013 included proceeds from the issuance of Cinemark USA, Inc.’s 4.875% Senior Notes, partially offset by the redemption of Cinemark USA, Inc.’s 8.625% Senior Notes. See below for further information regarding these transactions.

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of December 31, 2013 and 2014 (in millions):

	As of December 31, 2013	As of December 31, 2014

Cinemark USA, Inc. term loan	$693.0	$686.0
Cinemark USA, Inc. 7.375% senior subordinated notes due 2021	200.0	200.0
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0	400.0
Cinemark USA, Inc. 4.875% senior notes due 2023	530.0	530.0
Other	9.8	7.0

Total long-term debt	$1,832.8	$1,823.0
Less current portion	9.9	8.4

Long-term debt, less current portion	$1,822.9	$1,814.6

As of December 31, 2014, we had $100.0 million in available borrowing capacity on our revolving credit line.

As of December 31, 2014, our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating and capital leases, scheduled interest payments under capital leases and other obligations for each period indicated are summarized as follows:

	Payments Due by Period (in millions)
	Total	Less Than One Year	1 -3 Years	3 -5 Years	After 5 Years
Contractual Obligations
Long-term debt	$1,823.0	$8.4	$16.8	$667.8	$1,130.0
Scheduled interest payments on long-term debt(1)	$589.3	88.8	166.7	163.3	170.5
Operating lease obligations	$1,814.3	256.2	474.3	358.7	725.1
Capital lease obligations	$218.5	16.5	36.2	41.6	124.2
Scheduled interest payments on capital leases	$101.1	16.7	28.6	21.8	34.0
Purchase and other commitments(2)	$177.3	137.4	36.3	2.3	1.3
Current liability for uncertain tax positions(3)	$7.3	7.3	—	—	—

Total obligations	$4,730.8	$531.3	$758.9	$1,255.5	$2,185.1

(1)	Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates in effect on December 31, 2014. The average interest rates in effect on our fixed rate and variable rate debt are 5.1% and 3.2%, respectively, as of December 31, 2014.
(2)	Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of December 31, 2014, obligations under employment agreements and minimum contractual purchase commitments.
(3)	The contractual obligations table excludes the long-term portion of our liability for uncertain tax positions of $8.4 million because we cannot make a reliable estimate of the timing of the related cash payments.

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

The indenture to the 4.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2014, Cinemark USA, Inc. could have distributed up to approximately $1,714.4 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 4.875% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 4.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 4.875% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2014 was approximately 6.3 to 1.

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

The dividend restriction contained in the Amended Senior Secured Credit Facility prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Amended Senior Secured Credit Facility; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Amended Senior Secured Credit Facility, and (c) certain other defined amounts. As of December 31, 2014, Cinemark USA, Inc. could have distributed up to approximately $1,708.3 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the Amended Senior Secured Credit Facility, subject to its available cash and other borrowing restrictions outlined in the agreement.

At December 31, 2014, there was $686.0 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $100.0 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the Amended Senior Secured Credit Facility at December 31, 2014 was approximately 4.0% per annum.

Cinemark USA, Inc. 5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400.0 million aggregate principal amount of 5.125% senior notes due 2022, at par value (the “5.125% Senior Notes”). A portion of the proceeds were used to refinance a portion of the former senior secured credit facility and to fund the purchase price for the Rave Acquisition (see Note 3 to the consolidated financial statements). Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year, beginning June 15, 2013. The 5.125% Senior Notes mature on December 15, 2022.

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

The indenture to the 5.125% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2014, Cinemark USA, Inc. could have distributed up to approximately $1,718.8 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 5.125% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 5.125% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.125% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2014 was approximately 6.5 to 1.

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

The indenture to the Senior Subordinated Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2014, Cinemark USA, Inc. could have distributed up to approximately $1,707.8 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the Senior Subordinated Notes, subject to its available cash and other borrowing restrictions outlined in the indenture governing the Senior Subordinated Notes. Upon a change of control, as defined in the indenture, Cinemark USA, Inc. would be required to make an offer to repurchase the Senior Subordinated Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1, and our actual ratio as of December 31, 2014 was approximately 6.3 to 1.

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

Covenant Compliance

As of December 31, 2014, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Ratings

We are rated by nationally recognized rating agencies. The rating scales and methodologies used to derive individual ratings may vary from agency to agency. Credit ratings are issued by credit rating agencies based on evaluations of our ability to pay back our outstanding debt and the likelihood that we would default on that debt prior to its maturity. The credit ratings issued by the credit rating agencies represent the credit rating agency’s evaluation of both qualitative and quantitative information for our company. The credit ratings that are issued are based on the credit rating agency’s judgment and experience in determining what information should be considered in giving a rating to a particular company. Ratings are always subject to change and there can be no assurance that our current ratings will continue for any given period of time. A downgrade of our debt ratings, depending on the extent, could increase the cost to borrow funds. Below are our current credit ratings.

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

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The update changes the criteria for reporting discontinued operations and enhances convergence of the FASB’s and International Accounting Standard Board’s reporting requirements for discontinued operations. ASU 2014-08 is effective for a) all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years and b) all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within the annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. We elected to early adopt ASU 2014-08, which had no impact on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The update clarifies the principles for recognizing revenue and creates a common revenue standard for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. Early application is not permitted. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The update requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years. Early application is permitted. We do not expect the adoption of ASU 2014-12 to have any impact on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and interim periods within those years. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a significant impact on our consolidated financial statements.

In January 2015, the FASB issued Accounting Standards Update 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, (“ASU 2015-01”). ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for fiscal years beginning after December 15, 2015. We do not expect the adoption of ASU 2015-01 to have a significant impact on our consolidated financial statements.

Seasonality

Our revenues have historically been seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, the most successful motion pictures have been released during the summer, extending from May to July, and during the holiday season, extending from early November through year-end. The unexpected emergence of a hit film during other periods can alter this seasonality trend. The timing and quality of such film releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or for the same period in the following year.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt facilities. At December 31, 2014, there was an aggregate of approximately $236.0 million of variable rate debt outstanding under these facilities, which excludes $450.0 million of Cinemark USA, Inc.’s term loan debt that is hedged with the Company’s interest rate swap agreements as discussed below. Based on the interest rates in effect on the variable rate debt outstanding at December 31, 2014, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $2.4 million.

All of our current interest rate swap agreements qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on our consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive loss and the ineffective portion reported in earnings.

Below is a summary of our interest rate swap agreements as of December 31, 2014:

Notional Amount (in millions)	Effective Date	Pay Rate	Receive Rate	Expiration Date
$175.0	December 2010	1.3975%	1-month LIBOR	September 2015
$175.0	December 2010	1.4000%	1-month LIBOR	September 2015
$100.0	November 2011	1.7150%	1-month LIBOR	April 2016

$450.0

The table below provides information about our fixed rate and variable rate long-term debt agreements as of December 31, 2014:

	Expected Maturity for the Twelve-Month Periods Ending December 31,
	(in millions)
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value	Average Interest Rate
Fixed rate (1)	$1.4	$1.4	$1.4	$1.4	$451.4	$1,130.0	$1,587.0	$1,557.4	5.1%
Variable rate	7.0	7.0	7.0	7.0	208.0	—	236.0	233.6	3.2%

Total debt	$8.4	$8.4	$8.4	$8.4	$659.4	$1,130.0	$1,823.0	$1,791.0

(1)	Includes $450.0 million of the Cinemark USA, Inc. term loan, which represents the debt currently hedged with the Company’s interest rate swap agreements.

Foreign Currency Exchange Rate Risk

We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and interior finish items and other operating supplies used by our international subsidiaries. A majority of the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our equity ownership in our international subsidiaries as of December 31, 2014, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed, would decrease the aggregate net book value of our investments in our international subsidiaries by approximately $36 million and would decrease the aggregate net income of our international subsidiaries for the years ended December 31, 2012, 2013 and 2014 by approximately $8 million, $7 million and $8 million, respectively.

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

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2014, under the supervision and with the participation of our principal executive officer and principal financial officer, we carried out an evaluation required by the Exchange Act of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control framework and processes are designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements in accordance with the accounting principles generally accepted in the U.S. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). As a result of this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

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

Incorporated by reference to Cinemark Holdings, Inc.’s proxy statement for its annual stockholders meeting (under the headings “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance” and “Executive Officers”) to be held on June 4, 2015 and to be filed with the SEC within 120 days after December 31, 2014.

Item 11.	Executive Compensation

Incorporated by reference to Cinemark Holdings, Inc.’s proxy statement for its annual stockholders meeting (under the heading “Executive Compensation”) to be held on June 4, 2015 and to be filed with the SEC within 120 days after December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to Cinemark Holdings, Inc.’s proxy statement for its annual stockholders meeting (under the headings “Security Ownership of Certain Beneficial Owners and Management”) to be held on June 4, 2015 and to be filed with the SEC within 120 days after December 31, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to Cinemark Holdings, Inc.’s proxy statement for its annual stockholders meeting (under the heading “Certain Relationships and Related Party Transactions” and “Corporate Governance”) to be held on June 4, 2015 and to be filed with the SEC within 120 days after December 31, 2014.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference to Cinemark Holdings, Inc.’s proxy statement for its annual stockholders meeting (under the heading “Board Committees – Audit Committee – Fees Paid to Independent Registered Public Accounting Firm”) to be held on June 4, 2015 and to be filed with the SEC within 120 days after December 31, 2014.

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

Dated: March 6, 2015	CINEMARK USA, INC.

	BY:	/s/ Tim Warner
Tim Warner
Chief Executive Officer

	BY:	/s/ Sean Gamble
Sean Gamble
Chief Financial Officer and
Principal Accounting Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby severally constitutes and appoints Tim Warner and Sean Gamble his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with accompanying exhibits and other related documents, with the Securities and Exchange Commission, and ratify and confirm all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue of said appointment.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lee Roy Mitchell Lee Roy Mitchell	Chairman of the Board of Directors and Director	March 6, 2015

/s/ Tim Warner Tim Warner	Chief Executive Officer and Director (principal executive officer)	March 6, 2015

/s/ Sean Gamble Sean Gamble	Chief Financial Officer (principal financial and accounting officer)	March 6, 2015

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Cinemark USA, Inc.

Plano, Texas

We have audited the accompanying consolidated balance sheets of Cinemark USA, Inc. and subsidiaries (the “Company”), a wholly-owned subsidiary of Cinemark Holdings, Inc., as of December 31, 2013 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cinemark USA, Inc. and subsidiaries as of December 31, 2013 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 6, 2015

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	December 31,
	2013	2014
Assets
Current assets
Cash and cash equivalents	$599,894	$638,841
Inventories	13,735	13,419
Accounts receivable	81,519	47,917
Current income tax receivable	669	19,350
Current deferred tax asset	18,807	10,518
Prepaid expenses and other	14,940	10,882
Accounts receivable from parent	—	12,638

Total current assets	729,564	753,565

Theatre properties and equipment
Land	95,411	95,699
Buildings	414,838	416,680
Property under capital lease	299,322	313,277
Theatre furniture and equipment	806,601	878,453
Leasehold interests and improvements	786,624	844,983

Total	2,402,796	2,549,092
Less accumulated depreciation and amortization	975,606	1,098,280

Theatre properties and equipment, net	1,427,190	1,450,812

Other assets
Goodwill	1,288,090	1,277,383
Intangible assets - net	356,144	348,024
Investment in NCM	178,853	178,939
Investments in and advances to affiliates	59,657	77,658
Long-term deferred tax asset	330	164
Deferred charges and other assets - net	104,300	77,990

Total other assets	1,987,374	1,960,158

Total assets	$4,144,128	$4,164,535

Liabilities and equity

Current liabilities
Current portion of long-term debt	$9,856	$8,423
Current portion of capital lease obligations	13,847	16,494
Current income tax payable	22,081	6,396
Current deferred tax liability	71	75
Current liability for uncertain tax positions	963	7,283
Accounts payable	93,664	119,170
Accrued film rentals	79,417	86,250
Accrued payroll	41,639	37,457
Accrued other current liabilities	132,761	132,335

Total current liabilities	394,299	413,883

Long-term liabilities
Long-term debt, less current portion	1,822,944	1,814,574
Capital lease obligations, less current portion	202,509	201,978
Long-term deferred tax liability	148,746	140,973
Long-term liability for uncertain tax positions	19,167	8,410
Deferred lease expenses	43,552	46,003
Deferred revenue - NCM	334,429	335,219
Other long-term liabilities	74,201	66,772

Total long-term liabilities	2,645,548	2,613,929

Commitments and contingencies (see Note 17)

Equity
Cinemark USA, Inc.‘s stockholder’s equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49,543	49,543
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Additional paid-in-capital	1,206,498	1,221,179
Retained earnings (accumulated deficit)	(54,703)	24,677
Accumulated other comprehensive loss	(81,819)	(144,772)

Total Cinemark USA, Inc.‘s stockholder’s equity	1,095,286	1,126,394
Noncontrolling interests	8,995	10,329

Total equity	1,104,281	1,136,723

Total liabilities and equity	$4,144,128	$4,164,535

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2012, 2013 AND 2014

(In thousands)

	2012	2013	2014
Revenues
Admissions	$1,580,401	$1,706,145	$1,644,169
Concession	771,405	845,168	845,376
Other	121,725	131,581	137,445

Total revenues	2,473,531	2,682,894	2,626,990
Cost of operations
Film rentals and advertising	845,107	919,511	883,052
Concession supplies	123,471	135,715	131,985
Salaries and wages	247,468	269,353	273,880
Facility lease expense	281,615	307,851	317,096
Utilities and other	280,670	305,703	308,445
General and administrative expenses	146,442	163,134	148,588
Depreciation and amortization	147,675	163,970	175,656
Impairment of long-lived assets	3,031	3,794	6,647
(Gain) loss on sale of assets and other	12,168	(3,845)	15,715

Total cost of operations	2,087,647	2,265,186	2,261,064

Operating income	385,884	417,708	365,926

Other income (expense)
Interest expense	(123,665)	(124,714)	(113,698)
Interest income	6,373	3,622	5,599
Foreign currency exchange gain (loss)	2,086	(1,616)	(6,192)
Loss on early retirement of debt	(5,599)	(72,302)	—
Distributions from NCM	20,812	20,701	18,541
Equity in income of affiliates	13,109	22,682	22,743

Total other expense	(86,884)	(151,627)	(73,007)

Income before income taxes	299,000	266,081	292,919
Income taxes	126,216	114,160	97,150

Net income	172,784	151,921	195,769
Less: Net income attributable to noncontrolling interests	2,471	2,078	1,389

Net income attributable to Cinemark USA, Inc.	$170,313	$149,843	$194,380

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2012, 2013 AND 2014

(In thousands)

	2012	2013	2014
Net income	$172,784	$151,921	$195,769

Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $557, $1,865 and $1,759, net of settlements	1,020	3,151	2,846
Unrealized gain (loss) due to fair value adjustments on available-for-sale securities, net of taxes of $1,499, $1,223 and $1,479	2,499	(2,041)	2,507
Amortization of accumulated other comprehensive loss on terminated swap agreement	2,470	—	—
Other comprehensive income in equity method investments	—	2,386	676
Foreign currency translation adjustments	(20,232)	(47,699)	(68,997)

Total other comprehensive loss, net of tax	(14,243)	(44,203)	(62,968)

Total comprehensive income, net of tax	158,541	107,718	132,801
Comprehensive income attributable to noncontrolling interests	(2,244)	(1,996)	(1,374)

Comprehensive income attributable to Cinemark USA, Inc.	$156,297	$105,722	$131,427

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2012, 2013 AND 2014

(In thousands)

										Total
	Class A		Class B					Retained	Accumulated	Cinemark
	Common Stock		Common Stock		Treasury Stock		Additional	Earnings	Other	USA, Inc.‘s
	Shares		Shares		Shares		Paid-in-	(Accumulated	Comprehensive	Stockholder’s	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Acquired	Amount	Capital	Deficit)	Loss	Equity	Interests	Equity
Balance at January 1, 2012	2	$—	240	$49,543	(57)	$(24,233)	$1,176,535	$(163,632)	$(23,682)	$1,014,531	$10,762	$1,025,293

Share based awards compensation expense	—	—	—	—	—	—	14,321	—	—	14,321	—	14,321
Tax benefit related to stock option exercises and share based award vestings	—	—	—	—	—	—	1,250	—	—	1,250	—	1,250
Dividends paid to parent	—	—	—	—	—	—	—	(95,750)	—	(95,750)	—	(95,750)
Noncash dividends to parent	—	—	—	—	—	—	—	(5,356)	—	(5,356)	—	(5,356)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,087)	(2,087)
Net income	—	—	—	—	—	—	—	170,313	—	170,313	2,471	172,784
Other comprehensive loss	—	—	—	—	—	—	—	—	(14,016)	(14,016)	(227)	(14,243)

Balance at December 31, 2012	2	$—	240	$49,543	(57)	$(24,233)	$1,192,106	$(94,425)	$(37,698)	$1,085,293	$10,919	$1,096,212

Share based awards compensation expense	—	—	—	—	—	—	16,046	—	—	16,046	—	16,046
Tax benefit related to stock option exercises and share based award vestings	—	—	—	—	—	—	2,964	—	—	2,964	—	2,964
Purchase of noncontrolling interests’ share of Brazilian subsidiary	—	—	—	—	—	—	(4,618)	—	—	(4,618)	(1,003)	(5,621)
Dividends paid to parent	—	—	—	—	—	—	—	(105,150)	—	(105,150)	—	(105,150)
Noncash dividends to parent								(4,971)		(4,971)		(4,971)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,917)	(2,917)
Net income	—	—	—	—	—	—	—	149,843	—	149,843	2,078	151,921
Other comprehensive loss	—	—	—	—	—	—	—	—	(44,121)	(44,121)	(82)	(44,203)

Balance at December 31, 2013	2	$—	240	$49,543	(57)	$(24,233)	$1,206,498	$(54,703)	$(81,819)	$1,095,286	$8,995	$1,104,281

Share based awards compensation expense	—	—	—	—	—	—	11,875	—	—	11,875	—	11,875
Tax benefit related to stock option exercises and share based award vestings	—	—	—	—	—	—	2,806	—	—	2,806	—	2,806
Noncontrolling interests’ share of acquired subsidiary	—	—	—	—	—	—	—	—	—	—	346	346
Dividends paid to parent	—	—	—	—	—	—	—	(115,000)	—	(115,000)	—	(115,000)
Noncash dividends to parent	—	—	—	—	—	—	—	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(386)	(386)
Net income	—	—	—	—	—	—	—	194,380	—	194,380	1,389	195,769
Other comprehensive loss	—	—	—	—	—	—	—	—	(62,953)	(62,953)	(15)	(62,968)

Balance at December 31, 2014	2	$—	240	$49,543	(57)	$(24,233)	$1,221,179	$24,677	$(144,772)	$1,126,394	$10,329	$1,136,723

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012, 2013 AND 2014

(In thousands)

	2012	2013	2014
Operating activities
Net income	$172,784	$151,921	$195,769

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	143,394	160,071	173,138
Amortization of intangible and other assets and favorable/unfavorable leases	4,281	3,899	2,518
Amortization of long-term prepaid rents	2,673	2,625	1,542
Amortization of debt issue costs	4,792	5,476	5,245
Amortization of deferred revenues, deferred lease incentives and other	(9,343)	(11,712)	(13,665)
Amortization of bond discount	933	482	—
Amortization of accumulated other comprehensive loss related to terminated interest rate swap agreement	2,470	—	—
Fair value change in interest rate swap agreements not designated as hedges	(808)	—	—
Impairment of long-lived assets	3,031	3,794	6,647
Share based awards compensation expense	14,321	16,046	11,875
(Gain) loss on sale of assets and other	12,168	(3,845)	15,715
Write-off of unamortized debt issue costs, debt discount and accumulated other comprehensive loss related to early retirement of debt	—	15,688	—
Deferred lease expenses	4,104	5,701	2,536
Equity in income of affiliates	(13,109)	(22,682)	(22,743)
Deferred income tax expenses	5,280	(37,790)	526
Interest paid on redemption of senior notes	—	(8,054)	—
Distributions from equity investees	7,470	13,658	19,172
Changes in other assets and liabilities:
Inventories	(1,287)	(1,539)	400
Accounts receivable	(2,365)	(15,938)	31,027
Income tax receivable	10,657	4,060	(18,681)
Prepaid expenses and other	22	(3,557)	4,066
Deferred charges and other assets - net	(26,507)	(17,624)	19,713
Accounts payable and accrued expenses	36,494	48,126	33,674
Income tax payable	2,385	15,035	(15,685)
Liabilities for uncertain tax positions	12,064	(14,345)	(4,437)
Other long-term liabilities	8,729	(134)	5,776

Net cash provided by operating activities	394,633	309,362	454,128

Investing activities
Additions to theatre properties and equipment	(220,727)	(259,670)	(244,705)
Proceeds from sale of theatre properties and equipment and other	1,976	34,271	2,545
Acquisition of theatres in the U.S., net of cash acquired	(14,080)	(259,247)	(7,951)
Proceeds from disposition of Mexico theatres	—	126,167	—
Investment in joint ventures and other	(1,480)	(6,222)	(3,228)

Net cash used for investing activities	(234,311)	(364,701)	(253,339)

Financing activities
Dividends paid to parent	(95,750)	(105,150)	(115,000)
Payroll taxes paid as a result of restricted stock withholdings	(3,263)	(3,464)	(9,861)
Proceeds from issuance of notes	400,000	530,000	—
Other short term borrowings	—	1,473	—
Proceeds from amended senior secured credit facility	700,000	—	—
Repayment of former senior secured credit facility	(898,955)	—	—
Redemption of senior notes	—	(461,946)	—
Repayments of other long-term debt	(9,711)	(9,339)	(9,846)
Payment of debt issue costs	(18,453)	(9,328)	—
Payments on capital leases	(9,451)	(12,015)	(14,035)
Purchases of non-controlling interests	—	(5,621)	—
Other	(835)	44	2,422

Net cash provided by (used for) financing activities	63,582	(75,346)	(146,320)

Effect of exchange rates on cash and cash equivalents	(3,062)	(11,516)	(15,522)

Increase (decrease) in cash and cash equivalents	220,842	(142,201)	38,947

Cash and cash equivalents:
Beginning of year	521,253	742,095	599,894

End of year	$742,095	$599,894	$638,841

Supplemental information (see Note 15)

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Cinemark USA, Inc. and subsidiaries (the “Company”), a wholly-owned subsidiary of Cinemark Holdings, Inc., operates in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala and Bolivia. The Company operated theatres in Mexico until November 15, 2013 (see Note 3).

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

Theatre Properties and Equipment — Theatre properties and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Category	Useful Life
Buildings on owned land	40 years
Buildings on leased land	Lesser of lease term or useful life
Land and buildings under capital lease	Lesser of lease term or useful life
Theatre furniture and equipment	3 to 15 years
Leasehold improvements	Lesser of lease term or useful life

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

The Company considers actual theatre level cash flows, budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life correlates with the available remaining lease period, which includes the probability of renewal periods, for leased properties and the lesser of twenty years or the building’s remaining useful life for fee-owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

times for the evaluations performed during 2012, 2013 and 2014. The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 7.

Goodwill and Other Intangible Assets — Goodwill is the excess of cost over fair value of theatre businesses acquired. Goodwill is evaluated for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be fully recoverable. The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. The Company considers the reporting unit to be each of its eighteen regions in the U.S. and each of its eight international regions (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit). Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions, and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was seven and a half times for the evaluation performed during 2012 and eight times for the evaluations performed during 2013 and 2014. The Company increased the multiple of cash flows used for the evaluation performed during the year ended December 31, 2013 due to the increase in industry trading multiples, and the increase in Cinemark Holdings, Inc.’s stock price and resulting market capitalization.

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

The table below summarizes the Company’s intangible assets and the amortization method used for each type of intangible asset:

Intangible Asset	Amortization Method
Goodwill	Indefinite-lived
Tradename	Indefinite-lived
Vendor contracts	Straight-line method over the terms of the underlying contracts. The remaining terms of the underlying contracts range from one to six years.
Favorable/unfavorable leases	Based on the pattern in which the economic benefits are realized over the terms of the lease agreements. The remaining terms of the lease agreements range from one to twenty-one years.
Other intangible assets	Straight-line method over the terms of the underlying agreement or the expected useful life of the intangible asset. The remaining useful lives of these intangible assets range from one to twelve years.

Deferred Charges and Other Assets — Deferred charges and other assets consist of debt issue costs, long-term prepaid rents, construction related deposits, equipment to be placed in service, and other assets of a long-term nature. Debt issue costs are amortized using the straight-line method (which approximates the effective interest method) over the primary financing terms of the related debt agreement. Long-term prepaid rents represent prepayments of rent on operating leases. These payments are recognized as facility lease expense over the period for which the rent was paid in advance as outlined in the lease agreements. The amortization periods generally range from one to ten years.

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

Self-Insurance Reserves — The Company is self-insured for general liability claims subject to an annual cap. For the years ended December 31, 2012, 2013 and 2014, claims were capped at $250, $250 and $100 per occurrence, respectively, with annual caps of approximately $2,650, $2,600 and $2,670, respectively. The Company is also self-insured for medical claims up to $125 per occurrence. The Company is fully insured for workers compensation claims. As of December 31, 2013 and 2014, the Company’s insurance reserves were $7,376 and $7,675, respectively, and are reflected in accrued other current liabilities in the consolidated balance sheets.

Revenue and Expense Recognition — Revenues are recognized when admissions and concession sales are received at the box office. Other revenues primarily consist of screen advertising. Screen advertising revenues are recognized over the period that the related advertising is delivered on-screen or in-theatre. The Company records proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognizes admissions or concession revenue when a holder redeems the card or certificate. The Company recognizes unredeemed gift cards and other advanced sale-type certificates as revenue only after such a period of time indicates, based on historical experience, the likelihood of redemption is remote, and based on applicable laws and regulations. In evaluating the likelihood of redemption, the Company considers the period outstanding, the level and frequency of activity, and the period of inactivity. As of December 31, 2013 and 2014, the Company’s liabilities for advanced sale-type certificates were approximately $55,024 and $63,129, respectively, and are reflected in accrued other current liabilities on the consolidated balance sheets. The Company recognized unredeemed gift cards and other advanced sale-type certificates as revenues in the amount of $9,093, $10,684 and $12,233 during the years ended December 31, 2012, 2013 and 2014, respectively.

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

Accounting for Share Based Awards — The Company measures the cost of employee services received in exchange for an equity award based on the fair value of the award on the date of the grant. The grant date fair value is estimated using a market observed price. Such costs are recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). At the time of the grant, the Company also estimates the number of instruments that will ultimately be forfeited. See Note 14 for discussion of the Company’s share based awards and related compensation expense.

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

Segments — For the years ended December 31, 2012, 2013 and 2014, the Company managed its business under two reportable operating segments, U.S. markets and international markets. See Note 18.

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

Foreign Currency Translations — The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in the consolidated balance sheets in accumulated other comprehensive loss. See Note 12 for a summary of the translation adjustments recorded in accumulated other comprehensive loss for the years ended December 31, 2012, 2013 and 2014. The Company recognizes foreign currency transaction gains and losses when changes in exchange rates impact transactions, other than intercompany transactions of a long-term investment nature, that have been denominated in a currency other than the functional currency.

Fair Value Measurements — According to authoritative guidance, inputs used in fair value measurements fall into three different categories; Level 1, Level 2 and Level 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company has interest rate swap agreements and investments in marketable securities that are adjusted to fair value on a recurring basis (quarterly). With respect to its interest rate swap agreements, the Company uses the income approach to determine the fair value of its interest rate swap agreements and under this approach, the Company uses projected future interest rates as provided by the counterparties to the interest rate swap agreements and the fixed rates that the Company is obligated to pay under these agreements. Therefore, the Company’s fair value measurements for its interest rate swaps use significant unobservable inputs, which fall in Level 3. With respect to its investments in marketable securities, the Company uses quoted market prices, which fall under Level 1 of the hierarchy. There were no changes in valuation techniques during the period and no transfers in or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2012, 2013 or 2014. See Note 10 for further discussion of the Company’s interest rate swap agreements and Note 11 for further discussion of the Company’s fair value measurements. The Company also uses fair value measurements on a nonrecurring basis, primarily in the impairment evaluations for goodwill, intangible assets and other long-lived assets. See Goodwill and Other Intangible Assets and Theatre Properties and Equipment included above for discussion of such fair value measurements.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The update changes the criteria for reporting discontinued operations and enhances convergence of the FASB’s and International Accounting Standard Board’s reporting requirements for discontinued operations. ASU 2014-08 is effective for a) all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years and b) all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within the annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. The Company elected to early adopt ASU 2014-08, which had no impact on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The update clarifies the principles for recognizing revenue and creates a common revenue standard for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. Early application is not permitted. The Company is currently evaluating the impact of ASU 2014-09 on its consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The update requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years. Early application is permitted. The Company does not expect the adoption of ASU 2014-12 to have any impact on its consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and interim periods within those years. Early application is permitted. The Company does not expect the adoption of ASU 2014-15 to have a significant impact on its consolidated financial statements.

In January 2015, the FASB issued Accounting Standards Update 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, (“ASU 2015-01”). ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for fiscal years beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

The following unaudited pro forma information summarizes our results of operations as if the Rave Acquisition had occurred as of January 1, 2012:

	Years Ended December 31,
	2012	2013
Total revenues	$2,714,131	$2,777,458
Income before income taxes	$329,140	$275,657

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

Disposition of Mexico Subsidiaries

During February 2013, the Company entered into a stock purchase agreement with Grupo Cinemex, S.A. De C.V. pursuant to which the Company would sell its Mexican subsidiaries, which consisted of 31 theatres and 290 screens. The transaction was subject to approval by the Mexican Federal Competition Commission (the “Competition Commission”). During August 2013, the Competition Commission voted three to two to block the transaction and the Company filed an appeal for the Competition Commission to reconsider the sale. During November 2013, the Competition Committee approved the sale and the transaction closed on November 15, 2013. The sales price, which was paid in Mexican pesos, was approximately $126,167, based on the exchange rate at November 15, 2013. The Company recorded a pre-tax gain of approximately $3,521 on the sale during the year ended December 31, 2013.

4. INVESTMENT IN NATIONAL CINEMEDIA LLC

The Company has an investment in National CineMedia, LLC (“NCM”). NCM operates a digital in-theatre network in the U.S. for providing cinema advertising and non-film events. Upon joining NCM, the Company entered into an Exhibitor Services Agreement, or the ESA, with NCM, pursuant to which NCM provides advertising, promotion and event services to our theatres. On February 13, 2007, National CineMedia, Inc. (“NCMI”), an entity that serves as the sole manager of NCM, completed an IPO of its common stock. In connection with the NCMI initial public offering, the Company amended its operating agreement and the ESA with NCMI. The ESA modification reflected a shift from circuit share expense under the prior ESA, which obligated NCM to pay the Company a percentage of revenue, to a monthly theatre access fee, which significantly reduced the contractual amounts paid to us by NCM. The Company recorded the proceeds related to the ESA modification as deferred revenue, which is being amortized into other revenues over the life of the agreement using the units of revenue method. In consideration for NCM’s exclusive access to the Company’s theatre attendees for on-screen advertising and use of off-screen areas within the Company’s theatres for lobby entertainment and lobby promotions, the Company receives a monthly theatre access fee under the modified ESA. The theatre access fee is composed of a fixed payment per patron, initially seven cents, and a fixed payment per digital screen, which may be adjusted for certain reasons outlined in the modified ESA. The payment per theatre patron increases by 8% every five years, with the first such increase taking effect after the end of fiscal 2011, and the payment per digital screen, initially eight hundred dollars per digital screen per year, increases annually by 5%. For 2012, 2013 and 2014, the annual payment per digital screen was one thousand twenty-one dollars, one thousand seventy-two dollars and one thousand one hundred twenty-five dollars, respectively. The theatre access fee paid in the aggregate to Regal Entertainment Group (“Regal”), AMC Entertainment, Inc. (“AMC”) and the Company will not be less than 12% of NCM’s Aggregate Advertising Revenue (as defined in the modified ESA), or it will be adjusted upward to reach this minimum payment. Additionally, with respect to any on-screen advertising time provided to the Company’s beverage concessionaire, the Company is required to purchase such time from NCM at a negotiated rate. The modified ESA has, except with respect to certain limited services, a remaining term of approximately 22 years.

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

Below is a summary of common units received by the Company under the Common Unit Adjustment Agreement during the years ended December 31, 2012, 2013 and 2014:

Event	Date Common Units Received	Number of Common Units Received	Fair Value of Common Units Received

2012 Annual common unit adjustment	03/29/12	598,724	$9,137
2013 Annual common unit adjustment	03/28/13	588,024	$8,869
2013 Extraordinary common unit adjustment (as result of Rave Acquisition – see Note 3)	05/29/13	5,315,837	$89,928
2014 Annual common unit adjustment	03/27/14	557,631	$8,216

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

As of December 31, 2014, the Company owned a total of 24,556,136 common units of NCM, which represented an approximate 19% interest. Each common unit is convertible into one share of NCMI common stock. The estimated fair value of the Company’s investment in NCM was approximately $352,872 as of December 31, 2014, using NCMI’s stock price as of December 31, 2014 of $14.37 per share.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Summary of Activity with NCM

Below is a summary of activity with NCM included in the Company’s consolidated financial statements for the periods indicated:

	Investment in NCM	Deferred Revenue	Distributions from NCM	Equity in Earnings	Other Revenue	Other Comprehensive Income	Cash Received

Balance as of January 1, 2012	$72,040	$(236,310)
Receipt of common units due to annual common unit adjustment	9,137	(9,137)	$—	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(7,112)	—	$7,112
Receipt of excess cash distributions	(6,503)	—	(17,889)	—	—	—	$24,392
Receipt under tax receivable agreement	(967)	—	(2,923)	—	—	—	$3,890
Equity in earnings	4,416	—	—	(4,416)	—	—	—
Amortization of deferred revenue	—	4,142	—	—	(4,142)	—	—

Balance as of and for the period ended December 31, 2012	$78,123	$(241,305)	$(20,812)	$(4,416)	$(11,254)	—	$35,394

Receipt of common units due to annual common unit adjustment	8,869	(8,869)	$—	$—	$—	$—	$—
Receipt of common units due to extraordinary common unit adjustment	89,928	(89,928)	—	—	—	—	—
Revenues earned under ESA (1)	—	—			(7,960)	—	7,960
Receipt of excess cash distributions	(13,166)	—	(19,374)	—	—	—	32,540
Receipt under tax receivable agreement	(492)	—	(1,327)	—	—	—	1,819
Equity in earnings (2)	13,753	—	—	(11,578)	—	—	—
Equity in other comprehensive income	1,838	—	—	—	—	(1,838)	—
Amortization of deferred revenue	—	5,673	—	—	(5,673)	—	—

Balance as of and for the period ended December 31, 2013	$178,853	$(334,429)	$(20,701)	$(11,578)	$(13,633)	$(1,838)	$42,319

Receipt of common units due to annual common unit adjustment	8,216	(8,216)	$—	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(9,249)	—	9,249
Receipt of excess cash distributions	(12,574)	—	(14,778)	—	—	—	27,352
Receipt under tax receivable agreement	(2,594)	—	(3,763)	—	—	—	6,357
Equity in earnings	6,142	—	—	(6,142)	—	—	—
Equity in other comprehensive income	896	—	—	—	—	(896)	—
Amortization of deferred revenue	—	7,426	—	—	(7,426)	—	—

Balance as of and for the period ended December 31, 2014	$178,939	$(335,219)	$(18,541)	$(6,142)	$(16,675)	$(896)	$42,958

(1)	Amounts include the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire. The amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire were approximately $11,063, $11,958 and $11,489 for the years ended December 31, 2012, 2013 and 2014, respectively.
(2)	A portion of the equity in earnings recorded for the year ended December 31, 2013 was recorded as a reduction in our investment basis in a joint venture (AC JV, LLC) that the Company, along with Regal and AMC, recently formed with NCM. See Note 5.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The tables below present summary financial information for NCM for the periods indicated:

	Year Ended
	December 27, 2012	December 26, 2013	January 1, 2015
Gross revenues	$448,760	$462,815	$393,994
Operating income	$191,839	$202,019	$159,624
Net income	$101,013	$162,870	$96,309

	As of
	December 26, 2013	January 1, 2015
Total assets	$699,160	$681,107
Total liabilities	$998,381	$998,529

5. OTHER INVESTMENTS

The Company had the following other investments at December 31:

	2013	2014
Digital Cinema Implementation Partners (“DCIP”), equity method investment	$38,033	$51,277
RealD, Inc. (“RealD”), investment in marketable security	10,443	14,429
AC JV, LLC, equity method investment	6,426	7,899
Digital Cinema Distribution Coalition (“DCDC”), equity method investment	2,589	2,438
Other	2,166	1,615

Total	$59,657	$77,658

Below is a summary of activity for each of the investments for the years ended December 31, 2012, 2013 and 2014:

	DCIP	RealD	AC JV, LLC	DCDC	Other	Total
Balance at January 1, 2012	$12,798	$9,709	$—	$46	$1,497	$24,050
Cash contributions	1,325	—	—	155	—	1,480
Equity in income (loss)	8,889	—	—	(196)	—	8,693
Unrealized holding gain	—	3,998	—	—	—	3,998
Other	—	—	—	—	(20)	(20)

Balance at December 31, 2012	$23,012	$13,707	$—	$5	$1,477	$38,201
Cash contributions	3,232	—	268	2,721	—	6,221
Issuance of promissory note to NCM	—	—	8,333	—	—	8,333
Equity in income (loss)	11,241	—	—	(137)	—	11,104
Equity in other comprehensive income	548	—	—	—	—	548
Adjustment for gain recognized by NCM	—	—	(2,175)	—	—	(2,175)
Unrealized holding loss	—	(3,264)	—	—	—	(3,264)
Other	—	—	—	—	689	689

Balance at December 31, 2013	$38,033	$10,443	$6,426	$2,589	$2,166	$59,657
Cash contributions	2,188	—	—	—	—	2,188
Equity in income (loss)	15,279	—	1,473	(151)	—	16,601
Equity in other comprehensive loss	(219)	—	—	—	—	(219)
Unrealized holding gain	—	3,986	—	—	—	3,986
Cash distributions received	(4,004)	—	—	—	—	(4,004)
Other	—	—	—	—	(551)	(551)

Balance at December 31, 2014	$51,277	$14,429	$7,899	$2,438	$1,615	$77,658

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Digital Cinema Implementation Partners LLC

On February 12, 2007, the Company, AMC, and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “Agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. Upon signing the Agreements, the Company contributed the majority of its U.S. digital projection systems to DCIP, which DCIP then contributed to Kasima. The Company has a variable interest in Kasima through the terms of its master equipment lease agreement; however, the Company has determined that it is not the primary beneficiary of Kasima, as the Company does not have the ability to direct the activities of Kasima that most significantly impact Kasima’s economic performance.

As of December 31, 2014, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting.

Below is summary financial information for DCIP as of and for the years ended December 31, 2012, 2013 and 2014.

	Year ended December 31,
	2012	2013	2014
Net operating revenue	$166,017	$182,659	$170,724
Operating income	$102,663	$116,235	$101,956
Net income	$36,752	$48,959	$61,293

	As of
	December 31, 2013	December 31, 2014
Total assets	$1,264,870	$1,097,467
Total liabilities	$1,063,110	$845,319

As a result of the Agreements, the Company installed digital projection systems to a majority of its first run U.S. theatres. The digital projection systems are being leased from Kasima under an operating lease with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, the Company pays annual rent of one thousand dollars per digital projection system. The Company may also be subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum. As of December 31, 2014, the Company had 3,692 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company made equipment lease payments of approximately $3,756, $3,853 and $4,012 during the years ended December 31, 2012, 2013 and 2014, respectively, which is included in utilities and other costs on the consolidated statements of income.

RealD, Inc.

The Company licenses 3-D systems from RealD. Under its license agreement with RealD, the Company earned options to purchase shares of RealD common stock as it installed a certain number of 3-D systems as outlined in the license agreement. During 2010 and 2011, the Company vested in a total of 1,222,780 RealD options. Upon vesting in these options, the Company recorded an investment in RealD and a deferred lease incentive liability using the estimated fair value of the RealD options at the time of vesting. During March 2011, the Company exercised all of its options to purchase shares of common stock in RealD for $0.00667 per share.

The Company owns 1,222,780 shares of RealD and accounts for its investment in RealD as a marketable security. The Company has determined that its RealD shares are available-for-sale securities in accordance with ASC Topic 320-10-35-1, therefore unrealized holding gains and losses are reported as a component of accumulated other comprehensive loss until realized.

As of December 31, 2014, the estimated fair value of the Company’s investment in RealD was $14,429, which is based on the closing price of RealD’s common stock on December 31, 2014, and falls under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

AC JV, LLC

During December 2013, the Company, Regal, AMC and NCM entered into a series of agreements that resulted in the formation of a new joint venture that now owns the “Fathom Events” division (consisting of Fathom Events and Fathom Consumer Events) formerly operated by NCM. The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators to provide additional programs to augment their feature film schedule. The Fathom Consumer Events business includes live and pre-recorded concerts featuring contemporary music, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. The joint venture, AC JV, LLC (“AC”), was formed by the Founding Members and NCM. NCM, under a contribution agreement, contributed the assets associated with its Fathom Events division to AC in exchange for 97% ownership of the Class A Units of AC. Under a separate contribution agreement, the Founding Members each contributed cash of approximately $268 to AC in exchange for 1% of the Class A Units of AC.

Subsequently, NCM and the Founding Members entered into a Membership Interest Purchase Agreement, under which NCM sold each of the Founding Members 31% of its Class A Units in AC, the aggregate value of which was determined to be $25,000, in exchange for a six-year Promissory Note. Each of the Founding Members’ Promissory Notes were originally for $8,333, bear interest at 5% per annum and require annual principal and interest payments, with the first of such payments made during December 2014.

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

Digital Cinema Distribution Coalition

The Company is a party to a joint venture with certain exhibitors and distributors called Digital Cinema Distribution Coalition (“DCDC”). DCDC operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company paid approximately $27 and $741 to DCDC during the years ended December 31, 2013 and 2014 related to content delivery services provided by DCDC, which is included in utilities and other expenses on the consolidated statements of income.

6. GOODWILL AND OTHER INTANGIBLE ASSETS — NET

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at December 31, 2012 (1)	$956,997	$193,814	$1,150,811
Acquisition of U.S. theatres (Note 3)	203,827	—	203,827
Disposition of U.S. theatres (Note 3)	(10,353)	—	(10,353)
Disposition of Mexico theatres (Note 3)	—	(33,605)	(33,605)
Foreign currency translation adjustments	—	(22,590)	(22,590)

Balance at December 31, 2013 (1)	$1,150,471	$137,619	$1,288,090
Acquisition of U.S. theatres	6,085	—	6,085
Other acquisitions	—	1,108	1,108
Foreign currency translation adjustments	—	(17,900)	(17,900)

Balance at December 31, 2014 (1)	$1,156,556	$120,827	$1,277,383

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

As of December 31, intangible assets-net, consisted of the following:

	December 31, 2012	Acquisitions (2)	Amortization	Dispositions (3)	Other (1)	December 31, 2013
Intangible assets with finite lives:

Gross carrying amount	$71,921	$44,487	$—	$(8,862)	$(5,929)	$101,617
Accumulated amortization	(51,354)	—	(5,995)	8,219	2,833	(46,297)

Total net intangible assets with finite lives	$20,567	$44,487	$(5,995)	$(643)	$(3,096)	$55,320

Intangible assets with indefinite lives:

Tradename	310,174	—	—	(8,711)	(639)	300,824

Total intangible assets — net	$330,741	$44,487	$(5,995)	$(9,354)	$(3,735)	$356,144

	December 31, 2013	Acquisitions	Amortization	Other (1)	December 31, 2014

Intangible assets with finite lives:
Gross carrying amount	$101,617	$300	$—	$(1,995)	$99,922
Accumulated amortization	(46,297)	—	(5,947)	12	(52,232)

Total net intangible assets with finite lives	$55,320	$300	$(5,947)	$(1,983)	$47,690

Intangible assets with indefinite lives:
Tradename	300,824	—	—	(490)	300,334

Total intangible assets — net	$356,144	$300	$(5,947)	$(2,473)	$348,024

(1)	Activity for 2013 consists of $708 for impairment of a favorable lease related to one U.S. theatre and foreign currency translation adjustments. Activity for 2014 primarily consists of $479 for impairment of a tradename intangible asset related to one U.S. theatre and foreign currency translation adjustments.
(2)	See Note 3.
(3)	Reflects disposition of three Rave theatres and the Company’s Mexico theatres (see Note 3).

Estimated aggregate future amortization expense for intangible assets is as follows:

For the year ended December 31, 2015	$5,798
For the year ended December 31, 2016	5,585
For the year ended December 31, 2017	5,052
For the year ended December 31, 2018	5,008
For the year ended December 31, 2019	4,016
Thereafter	22,231

Total	$47,690

7. IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. See Note 1 for discussion of the Company’s impairment policy.

The Company’s long-lived asset impairment losses are summarized in the following table:

	Year Ended December 31,
	2012	2013	2014
United States theatre properties	$2,693	$1,911	$6,168
International theatre properties	338	1,175	—

Subtotal	3,031	3,086	6,168
Intangible assets (see Note 6)	—	708	479

Impairment of long-lived assets	$3,031	$3,794	$6,647

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The long-lived asset impairment charges recorded during each of the years presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. As of December 31, 2014, the estimated aggregate remaining fair value of the long-lived assets impaired during the year ended December 31, 2014 was approximately $6,856.

8. DEFERRED CHARGES AND OTHER ASSETS — NET

As of December 31, deferred charges and other assets — net consisted of the following:

	December 31,
	2013	2014
Debt issue costs, net of accumulated amortization of $5,800 and $11,045, respectively	$36,725	$31,473
Long-term prepaid rents	6,738	7,296
Construction and other deposits	29,006	14,171
Equipment to be placed in service	22,333	14,124
Other	9,498	10,926

Total	$104,300	$77,990

During the year ended December 31, 2013, the Company paid debt issue costs of approximately $8,300 in connection with the issuance of its 4.875% senior notes during May 2013. The Company also wrote-off debt issue costs of $7,634 related to the redemption of its 8.625% senior notes during June 2013. See Note 9 for discussion of long term debt activity.

9. LONG-TERM DEBT

As of December 31, long-term debt consisted of the following:

	December 31,
	2013	2014
Cinemark USA, Inc. term loan	$693,000	$686,000
Cinemark USA, Inc. 4.875% senior notes due 2023	530,000	530,000
Cinemark USA, Inc. 5.125% senior notes due 2022	400,000	400,000
Cinemark USA, Inc. 7.375% senior subordinated notes due 2021	200,000	200,000
Other (1)	9,800	6,997

Total long-term debt	1,832,800	1,822,997
Less current portion	9,856	8,423

Long-term debt, less current portion	$1,822,944	$1,814,574

(1)	Primarily represents debt owed to NCM in relation to the recently-formed joint venture AC JV, LLC. See Note 5.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The indenture to the 4.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2014, Cinemark USA, Inc. could have distributed up to approximately $1,714,372 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 4.875% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 4.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 4.875% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2014 was approximately 6.3 to 1.

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

Amended Senior Secured Credit Facility

On December 18, 2012, Cinemark USA, Inc. amended and restated its senior secured credit facility to include a seven year $700,000 term loan and a five year $100,000 revolving credit line (the “Amended Senior Secured Credit Facility”). The proceeds from the Amended Senior Secured Credit Facility, combined with a portion of the proceeds from the issuance of the 5.125% Senior Notes discussed below, were used to refinance Cinemark USA, Inc.’s former senior secured credit facility. The term loan under the Amended Senior Secured Credit Facility matures in December 2019. The revolving credit line matures in December 2017. Quarterly principal payments in the amount of $1,750 are due on the term loan through September 2019 with the remaining principal of $652,750 due on December 18, 2019.

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

The dividend restriction contained in the Amended Senior Secured Credit Facility prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Amended Senior Secured Credit Facility; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Amended Senior Secured Credit Facility, and (c) certain other defined amounts. As of December 31, 2014, Cinemark USA, Inc. could have distributed up to approximately $1,708,261 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the Amended Senior Secured Credit Facility, subject to its available cash and other borrowing restrictions outlined in the agreement.

At December 31, 2014, there was $686,000 outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $100,000 in available borrowing capacity on the revolving credit line. Cinemark USA, Inc. had no borrowings under the revolving credit line during the years ended December 31, 2013 or 2014. The average interest rate on outstanding term loan borrowings under the Amended Senior Secured Credit Facility at December 31, 2014 was approximately 4.0% per annum.

5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400,000 aggregate principal amount of 5.125% senior notes due 2022, at par value (the “5.125% Senior Notes”). A portion of the proceeds were used to refinance a portion of the former senior secured credit facility and to fund the purchase price for the Rave Acquisition (see Note 3 to the consolidated financial statements). Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year, beginning June 15, 2013. The 5.125% Senior Notes mature on December 15, 2022.

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

The indenture to the 5.125% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2014, Cinemark USA, Inc. could have distributed up to approximately $1,718,800 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 5.125% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 5.125% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.125% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2014 was approximately 6.5 to 1.

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

7.375% Senior Subordinated Notes

On June 3, 2011, Cinemark USA, Inc. issued $200,000 aggregate principal amount of 7.375% senior subordinated notes due 2021, at par value (the “Senior Subordinated Notes”). The proceeds, after payment of fees, were primarily used to fund the prepayment of the remaining $157,235 of Cinemark USA, Inc.’s unextended portion of term loan debt under its former senior secured credit facility. Interest on the Senior Subordinated Notes is payable on June 15 and December 15 of each year. The Senior Subordinated Notes mature on June 15, 2021.

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

The indenture to the Senior Subordinated Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2014, Cinemark USA, Inc. could have distributed up to approximately $1,707,755 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the Senior Subordinated Notes, subject to its available cash and other borrowing restrictions outlined in the indenture governing the Senior Subordinated Notes. Upon a change of control, as defined in the indenture, Cinemark USA, Inc. would be required to make an offer to repurchase the Senior Subordinated Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1, and our actual ratio as of December 31, 2014 was approximately 6.3 to 1.

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

On June 24, 2013, Cinemark USA, Inc. redeemed its 8.625% Senior Notes at 112.035% of the principal amount, inclusive of a make-whole premium, plus accrued and unpaid interest, utilizing the proceeds from the issuance of the 4.875% Senior Notes discussed above. As a result of the redemption, we wrote-off approximately $8,054 in unamortized bond discount and $7,634 in unamortized debt issue costs, paid a make-whole premium of approximately $56,564 and paid other fees of $50, all of which are reflected in loss on early retirement of debt during the year ended December 31, 2013.

Fair Value of Long Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35. The carrying value of the Company’s long term debt was $1,832,800 and $1,822,997 as of December 31, 2013 and 2014, respectively. The fair value of the Company’s long term debt was $1,815,879 and $1,790,987 as of December 31, 2013 and 2014, respectively.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Covenant Compliance and Debt Maturity

As of December 31, 2014, the Company believes it was in full compliance with all agreements, including related covenants, governing its outstanding debt.

The Company’s long-term debt at December 31, 2014 matures as follows:

2015	$8,423
2016	8,407
2017	8,389
2018	8,389
2019	659,389
Thereafter	1,130,000

Total	$1,822,997

10. INTEREST RATE SWAP AGREEMENTS

The Company is currently a party to three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan debt and qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive loss and the ineffective portion reported in earnings. The changes in fair values are reclassified from accumulated other comprehensive loss into earnings in the same period that the hedged items affect earnings.

The valuation technique used to determine fair value is the income approach and under this approach, the Company uses projected future interest rates as provided by counterparties to the interest rate swap agreements and the fixed rates that the Company is obligated to pay under these agreements. Therefore, the Company’s measurements use significant unobservable inputs, which fall in Level 3 of the U.S. GAAP hierarchy as defined by FASB ASC Topic 820-10-35. There were no changes in valuation techniques during the period and no transfers in or out of Level 3. See Note 11 for a summary of unrealized gains or losses recorded in accumulated other comprehensive loss and earnings.

Below is a summary of the Company’s interest rate swap agreements, all of which are designated as cash flow hedges, as of December 31, 2014:

							Estimated
Notional Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	Current Liability (1)	Long-Term Liability (2)	Total Fair Value at December 31, 2014
$175,000	December 2010	1.3975%	1-Month LIBOR	September 2015	$1,437	$—	$1,437
$175,000	December 2010	1.4000%	1-Month LIBOR	September 2015	1,451	—	1,451
$100,000	November 2011	1.7150%	1-Month LIBOR	April 2016	1,367	317	1,684

$450,000					$4,255	$317	$4,572

(1)	Included in accrued other current liabilities on the consolidated balance sheet as of December 31, 2014.
(2)	Included in other long-term liabilities on the consolidated balance sheet as of December 31, 2014.

The changes in accumulated other comprehensive loss, net of taxes, related to the Company’s interest rate swap agreements for the years ended December 31, 2012, 2013 and 2014 were as follows:

	2012	2013	2014
Beginning balances – January 1	$(12,357)	$(8,867)	$(5,716)

Other comprehensive loss before reclassifications, net of taxes	(11,959)	(2,668)	(3,169)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of taxes	15,449	5,819	6,015

Net other comprehensive income	3,490	3,151	2,846

Ending balances – December 31	$(8,867)	$(5,716)	$(2,870)

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

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2014:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities – current (see Note 10)	$(4,255)	$—	$—	$(4,255)
Interest rate swap liabilities – long term (see Note 10)	$(317)	$—	$—	$(317)
Investment in RealD (see Note 5)	$14,429	$14,429	$—	$—

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2013:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities - current (see Note 10)	$(5,367)	$—	$—	$(5,367)
Interest rate swap liabilities – long term (see Note 10)	$(3,809)	$—	$—	$(3,809)
Investment in RealD (see Note 5)	$10,443	$10,443	$—	$—

Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Liabilities
	2013	2014
Beginning balances - January 1	$14,192	$9,176
Total loss included in accumulated other comprehensive loss	803	1,411
Settlements	(5,819)	(6,015)

Ending balances – December 31	$9,176	$4,572

The Company also uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 6 and Note 7). Additionally, the Company uses the market approach to estimate the fair value of its long-term debt (see Note 9). There were no changes in valuation techniques during the period. There were no transfers in or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2012, 2013 and 2014.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

12. FOREIGN CURRENCY TRANSLATION

The accumulated other comprehensive loss account in stockholder’s equity of $81,819 and $144,772 at December 31, 2013 and 2014, respectively, includes the cumulative foreign currency losses of $78,947 and $147,930, respectively, from translating the financial statements of the Company’s international subsidiaries, the change in fair values of the Company’s interest rate swap agreements that are designated as hedges and the change in fair value of the Company’s available-for-sale securities.

All foreign countries where the Company has operations are non-highly inflationary and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.

Below is a summary of the impact of translating the financial statements of the Company’s international subsidiaries as of and for the years ended December 31, 2012, 2013 and 2014.

				Other Comprehensive
Country	Exchange Rates as of December 31,			Income (Loss) For Year Ended December 31,
	2012	2013	2014	2012	2013	2014
Brazil	2.05	2.36	2.69	$(21,690)	$(34,451)	$(30,723)
Argentina	4.91	6.52	8.55	(12,926)	(24,845)	(20,197)
Colombia	1,768.23	1,926.83	2,392.46	2,790	(2,969)	(7,632)
Chile	479.8	525.5	606.2	2,958	(3,570)	(5,580)
Peru	2.56	2.84	3.05	2,021	(3,685)	(2,785)
All other				6,842	(185)	(2,066)
Sale of Mexico subsidiary				—	22,088	—

				$(20,005)	$(47,617)	$(68,983)

During November 2013, the Company completed the sale of certain of its Mexico subsidiaries. As a result of this sale, the accumulated other comprehensive loss previously unrealized for these Mexico subsidiaries of $22,088 was recognized by the Company as part of the gain on sale. See Note 3 for additional information.

13. NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in subsidiaries of the Company were as follows at December 31:

	December 31,
	2013	2014
Cinemark Partners II — 24.6% interest (in one theatre)	$7,467	$7,769
Laredo Theatres – 25% interest (in two theatres)	520	1,112
Greeley Ltd. — 49.0% interest (in one theatre)	555	589
Other	453	859

Total	$8,995	$10,329

During August 2013, the Company purchased the 49.9% noncontrolling interest share of one of its Brazilian subsidiaries, Adamark Cinemas S.A. (“Adamark”), for approximately $5,621 in cash. Adamark had investments in two of the Company’s Brazilian theatres. The increase in the Company’s ownership interest in the Brazilian subsidiary was accounted for as an equity transaction in accordance with ASC Topic 810-10-45-23. The Company recorded a decrease in additional paid-in-capital of approximately $4,618, which represented the difference between the cash paid and the book value of the Brazilian subsidiary’s noncontrolling interest account. As a result of this transaction, the Company owns 100% of the shares in Adamark.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of the impact of changes in the Company’s ownership interest in its subsidiaries on its equity:

	Year ended December 31,
	2012	2013	2014
Net income attributable to Cinemark USA, Inc.	$170,313	$149,843	$194,380

Transfers from noncontrolling interests
Decrease in Cinemark USA, Inc. additional paid-in-capital for the buyout of Adamark non-controlling interest	—	(4,618)	—

Net transfers from non-controlling interests	—	(4,618)	—

Change from net income attributable to Cinemark USA, Inc. and transfers from noncontrolling interests	$170,313	$145,225	$194,380

14. CAPITAL STOCK

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

The Company’s ability to pay dividends is effectively limited by the terms of its senior notes indentures, its senior subordinated notes indenture and its senior secured credit facility, which also significantly restricts the ability of certain of the Company’s subsidiaries to pay dividends directly or indirectly it. See Note 9. Furthermore, certain of the Company’s foreign subsidiaries currently have a deficit in retained earnings which prevents the Company from declaring and paying dividends from those subsidiaries.

Stock Options — Below is a summary of stock option activity and related information for Cinemark Holdings, Inc. stock options held by the Company’s employees for the years ended December 31, 2012, 2013 and 2014:

	Year Ended		Year Ended		Year Ended
	December 31, 2012		December 31, 2013		December 31, 2014
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at January 1	82,166	$7.63	22,022	$7.63	14,584	$7.63
Exercised	(60,144)	$7.63	(7,438)	$7.63	(14,584)	$7.63

Outstanding at December 31	22,022	$7.63	14,584	$7.63	—

Vested options at December 31	22,022	$7.63	14,584	$7.63	—

All outstanding stock options were fully vested as of April 2, 2009. There were no options granted or forfeited during any of the periods presented. The total intrinsic value of options exercised during the years ended December 31, 2012, 2013 and 2014, was $1,070, $168 and $296, respectively. The Company recognized tax benefits of approximately $449, $71 and $124 related to the options exercised during the year ended December 31, 2012, 2013 and 2014, respectively.

Restricted Stock — Below is a summary of restricted stock activity for the years ended December 31, 2012, 2013 and 2014:

	Year Ended		Year Ended		Year Ended
	December 31, 2012		December 31, 2013		December 31, 2014
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value

Outstanding at January 1	1,384,390	$16.85	1,534,163	$18.85	1,260,913	$21.86
Granted	653,229	$21.70	271,532	$30.09	269,774	$28.93
Vested	(489,033)	$17.00	(522,129)	$17.27	(625,843)	$20.53
Forfeited	(14,423)	$18.58	(22,653)	$22.92	(25,947)	$22.94

Outstanding at December 31	1,534,163	$18.85	1,260,913	$21.86	878,897	$24.92

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

During the year ended December 31, 2014, Cinemark Holdings, Inc. granted 269,774 shares of restricted stock to its directors and employees of the Company. The fair value of the restricted stock granted was determined based on the market value of Cinemark Holdings, Inc.’s common stock on the date of grant, which ranged from $28.54 to $35.49 per share. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock awards. Restricted stock granted to directors vests over a one-year period. Certain of the restricted stock granted to employees vests over three years based on continued service and certain of the restricted stock granted to employees vests over four years based on continued service. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock award activity recorded for the periods indicated:

	Year Ended December 31,
	2012	2013	2014
Compensation expense recognized during the period (1)	$9,888	$11,898	$8,591
Fair value of restricted shares that vested during the period (2)	$8,927	$9,161	$17,692
Income tax deduction upon vesting of restricted stock awards (3)	$3,749	$3,848	$5,171

(1)	Cinemark Holdings, Inc. recorded an additional $749, $840 and $943 of compensation expense related to these restricted stock awards during the years ended December 31, 2012, 2013 and 2014, respectively.
(2)	The fair value of shares in which Cinemark Holdings, Inc.’s directors vested was $775, $1,000 and $1,081 during the years ended December 31, 2012, 2013 and 2014, respectively.
(3)	Cinemark Holdings, Inc. recognized an additional tax benefit of $326, $420 and $454 on these vested awards during the years ended December 31, 2012, 2013 and 2014, respectively.

As of December 31, 2014, the remaining unrecognized compensation expense related to these restricted stock awards was approximately $12,309 of which $11,952 will be recognized by the Company and $357 will be recognized by Cinemark Holdings, Inc. The weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Restricted Stock Units — During the years ended December 31, 2012, 2013 and 2014, Cinemark Holdings, Inc. granted restricted stock units representing 152,955, 115,107 and 197,515 hypothetical shares of common stock, respectively, to employees of the Company. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) for a measurement period, as defined in the award agreement, based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The measurement period for the restricted stock unit awards granted during the years ended December 31, 2012 and 2013 is a three year period and the measurement period for the restricted stock unit awards granted during the year ended December 31, 2014 is a two year period. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a prorata basis according to the IRR achieved by the Company during the performance period. If the IRR for the defined measurement period is at least 8.5%, which is the threshold, at least one-third of the restricted stock units vest. If the IRR for the defined measurement period is at least 10.5%, which is the target, at least two-thirds of the restricted stock units vest. If the IRR for the defined measurement period is at least 12.5%, which is the maximum, at least 100% of the restricted stock units vest. Further, as an example, if the Company achieves an IRR equal to 11.5%, the number of restricted stock units that shall vest will be greater than the target but less than the maximum number that would have vested had the Company achieved the highest IRR. All payouts of restricted stock units that vest will be subject to an additional service requirement and will be paid in the form of Cinemark Holdings, Inc. common stock if the participant continues to provide services through the fourth anniversary of the grant date.

At the time of each of the restricted stock unit grants, the Company assumes the IRR level to be reached for the defined measurement period will be the mid-point IRR level in determining the amount of compensation expense to record for such grants. If and when additional information becomes available to indicate that something other than the mid-point IRR level will be achieved, the Company adjusts compensation expense on a prospective basis over the remaining service period. The fair value of the restricted stock unit awards granted during 2014 was determined based on the market value of Cinemark Holdings, Inc.’s common stock on the date of grant, which was $28.54 per share. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock unit awards. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the years ended December 31, 2012, 2013 and 2014 at each of the three levels of financial performance (excluding forfeitures):

	Granted During the Year Ended December 31,
	2012		2013		2014
	Number of	Value at	Number of	Value at	Number of	Value at
	Units	Grant	Units	Grant	Units	Grant
at IRR of at least 8.5%	50,981	$1,103	38,366	$1,129	65,832	$1,879
at IRR of at least 10.5%	101,974	$2,206	76,741	$2,259	131,683	$3,758
at IRR of at least 12.5%	152,955	$3,308	115,107	$3,389	197,515	$5,637

Below is a summary of activity for restricted stock unit awards for the periods indicated:

	Year Ended December 31,
	2012	2013	2014
Number of restricted stock unit awards that vested during the period	196,051	295,751	395,751
Fair value of restricted stock unit awards that vested during the period	$4,400	$8,723	$11,420
Accumulated dividends paid upon vesting of restricted stock unit awards	$600	$939	$1,352
Income tax benefit recognized upon vesting of restricted stock unit awards	$1,848	$3,663	$4,796
Compensation expense recognized during the period	$4,433	$4,148	$3,284

As of December 31, 2014, the Company had restricted stock units outstanding that represented a total 573,584 hypothetical shares of Cinemark Holdings, Inc.’s common stock, net of actual cumulative forfeitures of 42,207 units, assuming the maximum IRR of at least 12.5% is achieved for all of the outstanding restricted stock unit awards.

As of December 31, 2014, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $4,803, which assumes the high-point IRR level will be achieved for the 2011 grants, an IRR of approximately 11.1% will be achieved for the 2012 grants and the mid-point IRR level will be achieved for the 2013 grants. The weighted average period over which this remaining compensation expense will be recognized is approximately two years.

15. SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows:

	Year Ended December 31,
	2012	2013	2014
Cash paid for interest	$117,172	$116,890	$107,926
Cash paid for income taxes, net of refunds received	$89,034	$136,124	$122,972

Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$(13,827)	$7,325	$1,225
Theatre properties and equipment acquired under capital lease	$18,754	$69,541	$19,908
Investment in NCM - receipt of common units (see Note 4)	$9,137	$98,797	$8,216
Investment in AC JV, LLC (see Note 5)	$—	$8,333	$—
Issuance of promissory note related to investment in AC JV, LLC (see Note 5)	$—	$(8,333)	$—
Noncash distributions to Cinemark Holdings, Inc.	$(5,356)	$(4,971)	$—

(1)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2013 and 2014 were $12,010 and $13,235, respectively.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

16. INCOME TAXES

Income before income taxes consisted of the following:

	Year Ended December 31,
	2012	2013	2014
Income before income taxes:
U.S.	$185,389	$164,904	$208,377
Foreign	113,611	101,177	84,542

Total	$299,000	$266,081	$292,919

Current and deferred income taxes were as follows:

	Year Ended December 31,
	2012	2013	2014
Current:
Federal	$56,133	$98,206	$62,686
Foreign	53,964	42,690	27,681
State	8,578	11,056	6,256

Total current expense	118,675	151,952	$96,623

Deferred:
Federal	12,096	(30,833)	$6,322
Foreign	(6,007)	2,653	(6,437)
State	1,452	(9,612)	642

Total deferred taxes	7,541	(37,792)	527

Income taxes	$126,216	$114,160	$97,150

A reconciliation between income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income before income taxes follows:

	Year Ended December 31,
	2012	2013	2014
Computed statutory tax expense	$104,649	$93,128	$102,522
Foreign inflation adjustments	(33)	67	641
State and local income taxes, net of federal income tax impact	7,511	858	4,634
Foreign losses not benefited and other changes in valuation allowance	(711)	(2,052)	(275)
Foreign tax rate differential	(1,545)	(336)	(2,125)
Foreign dividends	10,576	3,294	1,083
Sale of Mexican subsidiaries and related changes in intangible assets	—	21,406	(10,065)
Changes in uncertain tax positions	13,729	(2,024)	(1,540)
Other — net	(7,960)	(181)	2,275

Income taxes	$126,216	$114,160	$97,150

The Company reinvests the undistributed earnings of its foreign subsidiaries, with the exception of its subsidiary in Ecuador. Accordingly, deferred U.S. federal and state income taxes are provided only on the undistributed earnings of the Company’s subsidiary in Ecuador. As of December 31, 2014, the cumulative amount of undistributed earnings of the foreign subsidiaries on which the Company has not recognized income taxes was approximately $331,000. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Deferred Income Taxes

The tax effects of significant temporary differences and tax loss and tax credit carryforwards comprising the net long-term deferred income tax liabilities as of December 31, 2013 and 2014 consisted of the following:

	December 31,
	2013	2014
Deferred liabilities:
Theatre properties and equipment	$126,794	$127,010
Tax impact of items in other comprehensive income (loss)	—	55
Deferred intercompany sales	12,398	—
Intangible asset — other	25,761	29,342
Intangible asset — tradenames	122,129	111,726
Investment in partnerships	113,038	111,328

Total deferred liabilities	400,120	379,461

Deferred assets:
Deferred lease expenses	27,811	27,341
Deferred revenue - NCM	124,408	124,366
Capital lease obligations	79,064	73,306
Tax impact of items in other comprehensive income (loss)	3,183	—
Tax loss carryforwards	7,653	7,764
Alternative minimum tax and other credit carryforwards	20,725	43,384
Other expenses, not currently deductible for tax purposes	33,307	25,807

Total deferred assets	296,151	301,968

Net deferred income tax liability before valuation allowance	103,969	77,493
Valuation allowance against deferred assets – current	—	2,384
Valuation allowance against deferred assets – non-current	25,711	50,489

Net deferred income tax liability	$129,680	$130,366

Net deferred tax liability — Foreign	$21,729	$12,213
Net deferred tax liability — U.S.	107,951	118,153

Total	$129,680	$130,366

The Company’s foreign tax credit carryforwards begin expiring in 2015. Some foreign net operating losses will expire in the next reporting period; however, some losses may be carried forward indefinitely. State net operating losses may be carried forward for periods of between five and twenty years with the last expiring year being 2030.

Uncertain Tax Positions

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties, for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
Balance at January 1,	$18,660	$33,222	$18,780
Gross increases-tax positions in prior periods	14,462	413	10
Gross decreases-tax positions in prior periods	(3,321)	—	(2,379)
Gross increases - current period tax positions	3,672	1,476	1,324
Gross decreases - current period tax positions	—	—	—
Settlements	—	(15,444)	(963)
Foreign currency translation adjustments	(251)	(887)	(257)

Balance at December 31,	$33,222	$18,780	$16,515

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company had $20,130 and $15,693 of unrecognized tax benefits, including interest and penalties, as of December 31, 2013 and 2014, respectively. Of these amounts, $17,909 and $15,693 represent the amount of unrecognized tax benefits that if recognized would impact the effective income tax rate for the years ended December 31, 2013 and 2014, respectively. The Company had $4,671 and $2,500 accrued for interest and penalties as of December 31, 2013 and 2014, respectively.

The Company participates in the consolidated income tax return of Cinemark Holdings, Inc. in the U.S. federal jurisdiction and in certain state and foreign jurisdictions and is routinely under audit by many different tax authorities. The Company believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. The Company is no longer subject to income tax audits from the Internal Revenue Service for years before 2011. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2011. Certain state returns were amended as a result of the Internal Revenue Service examination closures for 2007 through 2009, and the statutes remain open for those amendments. The Company is no longer subject to non-U.S. income tax examinations by tax authorities in its major non-U.S. tax jurisdictions for years before 2004.

The Company is currently under audit in the non-U.S. tax jurisdictions of Brazil and Chile. The Company believes that it is reasonably possible that the Chile audit will be completed within the next twelve months.

17. COMMITMENTS AND CONTINGENCIES

Leases — The Company conducts a significant part of its theatre operations in leased properties under noncancelable operating and capital leases with terms generally ranging from 10 to 25 years. In addition to the minimum annual lease payments, some of the leases provide for contingent rentals based on operating results of the theatre and most require the payment of taxes, insurance and other costs applicable to the property. The Company can renew, at its option, a substantial portion of the leases at defined or then market rental rates for various periods. Some leases also provide for escalating rent payments throughout the lease term. A liability for deferred lease expenses of $43,552 and $46,003 at December 31, 2013 and 2014, respectively, has been provided to account for lease expenses on a straight-line basis, where lease payments are not made on such a basis. Theatre rent expense was as follows:

	Year Ended December 31,
	2012	2013	2014
Fixed rent expense	$205,770	$224,056	$237,891
Contingent rent and other facility lease expenses	75,845	83,795	79,205

Total facility lease expense	$281,615	$307,851	$317,096

Future minimum lease payments under noncancelable operating and capital leases that have initial or remaining terms in excess of one year at December 31, 2014 are due as follows:

	Operating Leases	Capital Leases
2015	$256,206	$33,227
2016	248,369	33,185
2017	225,900	31,580
2018	195,930	31,923
2019	162,816	31,542
Thereafter	725,046	158,071

Total	$1,814,267	319,528

Amounts representing interest payments		(101,056)

Present value of future minimum payments		218,472
Current portion of capital lease obligations		(16,494)

Capital lease obligations, less current portion		$201,978

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Effective January 21, 2014, Cinemark Holdings, Inc. amended its employment agreements with Tim Warner and Robert Copple. Under these agreements, Tim Warner continues as the Company’s Chief Executive Officer and Robert Copple assumed the role of President and Chief Operating Officer. On November 12, 2014, Cinemark Holdings, Inc. amended its employment agreement with Lee Roy Mitchell.

On June 23, 2014 Cinemark Holdings, Inc.’s board of directors announced that Mr. Sean Gamble will be the Company’s Executive Vice President – Chief Financial Officer. Cinemark Holdings, Inc. and Mr. Gamble entered into an Employment Agreement effective as of August 25, 2014 (the “Agreement”). The term of the Agreement is three years provided, however, that at the end of each year of the term, the term shall be automatically extended for an additional one-year period. The base salary stipulated in the Agreement is subject to review during the term of the Agreement for increase (but not decrease) each year by the compensation committee of Cinemark Holdings, Inc.’s board of directors. Mr. Gamble will be eligible to receive annual cash incentive bonuses upon the Company meeting certain performance targets established by the compensation committee and will be eligible to participate in, and receive grants of equity incentive awards under, the Company’s long-term incentive plan.

Retirement Savings Plan — The Company has a 401(k) retirement savings plan for the benefit of all employees and makes contributions as determined annually by the board of directors. Employer contribution payments of $2,483 and $2,718 were made in 2013 (for plan year 2012) and 2014 (for plan year 2013), respectively. A liability of approximately $3,176 has been recorded at December 31, 2014 for employer contribution payments to be made in 2015 (for plan year 2014).

Litigation and Litigation Settlements — Joseph Amey, et al. v. Cinemark USA, Inc., Case No. 3:13cv05669, In the United States District Court for the Northern District of California, San Francisco Division. The case presents putative class action claims for damages and attorney’s fees arising from employee wage and hour claims under California law for alleged meal period, rest break, reporting time pay, unpaid wages, pay upon termination, and wage statements violations. The claims are also asserted as a representative action under the California Private Attorney General Act (“PAGA”). The Company denies the claims, denies that class certification is appropriate and denies that a PAGA representative action is appropriate, and is vigorously defending against the claims. The case is in pretrial discovery, no class action has been certified, and no representative action has been quantified or recognized. The Company denies any violation of law and plans to vigorously defend against all claims. The Company is unable to predict the outcome of the litigation or the range of potential loss, if any; however, the Company believes that its potential liability with respect to such proceeding is not material in the aggregate to its financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a breakdown of select financial information by reportable operating segment:

	Year Ended December 31,.
	2012	2013	2014
Revenues:
U.S.	$1,706,511	$1,912,674	$1,934,990
International	777,663	783,053	704,623
Eliminations	(10,643)	(12,833)	(12,623)

Total revenues	$2,473,531	$2,682,894	$2,626,990

	Year Ended December 31,
	2012	2013	2014
Adjusted EBITDA (1):
U.S.	$411,293	$456,866	$438,776
International	179,375	169,834	159,662

Total Adjusted EBITDA	$590,668	$626,700	$598,438

	Year Ended December 31,
	2012	2013	2014
Capital expenditures:
U.S.	$107,323	$117,488	$148,532
International	113,404	142,182	96,173

Total capital expenditures	$220,727	$259,670	$244,705

(1)	Distributions from NCM are reported entirely within the U.S. operating segment

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Year Ended December 31,
	2012	2013	2014
Net income	$172,784	$151,921	$195,769
Add (deduct):
Income taxes	126,216	114,160	97,150
Interest expense (1)	123,665	124,714	113,698
Loss on early retirement of debt	5,599	72,302	—
Other income (2)	(21,568)	(24,688)	(22,150)
Depreciation and amortization	147,675	163,970	175,656
Impairment of long-lived assets	3,031	3,794	6,647
(Gain) loss on sale of assets and other	12,168	(3,845)	15,715
Deferred lease expenses	4,104	5,701	2,536
Amortization of long-term prepaid rents	2,673	2,625	1,542
Share based awards compensation expense	14,321	16,046	11,875

Adjusted EBITDA	$590,668	$626,700	$598,438

(1)	Includes amortization of debt issue costs.
(2)	Includes interest income, foreign currency exchange gain (loss), and equity in income of affiliates and excludes distributions from NCM.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Financial Information About Geographic Area

Below is a breakdown of select financial information by geographic area:

	Year Ended December 31,
	2012	2013	2014
Revenues
U.S.	$1,706,511	$1,912,674	$1,934,990
Brazil	328,136	325,762	333,919
Other foreign countries	449,527	457,291	370,704
Eliminations	(10,643)	(12,833)	(12,623)

Total	$2,473,531	$2,682,894	$2,626,990

		December 31,
		2013	2014
Theatres properties and equipment, net
U.S.		$1,062,471	$1,094,076
Brazil		201,492	204,107
Other foreign countries		163,227	152,629

Total		$1,427,190	$1,450,812

19. RELATED PARTY TRANSACTIONS

The Company manages theatres for Laredo Theatres, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is Cinemark Holdings, Inc.’s Chairman of the Board and directly and indirectly owns approximately 9% of Cinemark Holdings, Inc.’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $522, $558 and $564 of management fee revenues during the years ended December 31, 2012, 2013 and 2014, respectively. All such amounts are included in the Company’s consolidated financial statements with the intercompany amounts eliminated in consolidation. The Company also paid distributions to Lone Star Theatres, Inc. of $1,000 during the year ended December 31, 2013.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC to use, on occasion, a private aircraft owned by Copper Beech Capital, LLC. Copper Beech Capital, LLC is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech Capital, LLC the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip. For the years ended December 31, 2012, 2013 and 2014, the aggregate amounts paid to Copper Beech Capital, LLC for the use of the aircraft was approximately $82, $91 and $74, respectively.

The Company currently leases 15 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 16 leases, 14 have fixed minimum annual rent. The two leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease. For the years ended December 31, 2012, 2013 and 2014, the Company paid total rent of approximately $24,783, $22,876 and $21,040, respectively, to Syufy.

The Company has paid certain fees and expenses on behalf of its parent, Cinemark Holdings, Inc. and Cinemark Holdings, Inc. has paid income taxes on behalf of the Company. The Company paid cash dividends to Cinemark Holdings, Inc. of $95,750, $105,150 and $115,000 during the years ended December 31, 2012, 2013 and 2014, respectively. Additionally, the Company made noncash distributions to Cinemark Holdings, Inc. of $5,356, $4,971 and $0 during the years ended December 31, 2012, 2013 and 2014, respectively, related to expenses paid on behalf of Cinemark Holdings, Inc.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

20. VALUATION AND QUALIFYING ACCOUNTS

The Company’s valuation allowance for deferred tax assets for the years ended December 31, 2012, 2013 and 2014 were as follows:

Valuation Allowance for Deferred Tax Assets
Balance at January 1, 2012	$15,443
Additions	6,298
Deductions	(8,415)

Balance at December 31, 2012	$13,326
Additions	14,162
Deductions	(1,777)

Balance at December 31, 2013	$25,711
Additions	28,612
Deductions	(1,450)

Balance at December 31, 2014	$52,873

21. CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION OF SUBSIDIARY GUARANTORS

As of December 31, 2014, the Company had outstanding $400,000 aggregate principal amount of 5.125% senior notes due 2022, or the 5.125% Senior Notes, $530,000 aggregate principal amount of 4.875% senior notes due 2023, or the 4.875% Senior Notes, and $200,000 aggregate principal amount of 7.375% senior subordinated notes due 2021, or the Senior Subordinated Notes (collectively the “Notes”). These Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the following subsidiaries of Cinemark USA, Inc.:

Sunnymead Cinema Corp., Cinemark Properties, Inc., Greeley Holdings, Inc., Cinemark Partners I, Inc., CNMK Investments, Inc., CNMK Texas Properties, LLC., Cinemark Concessions LLC, Century Theatres, Inc., Marin Theatre Management, LLC, Century Theatres NG, LLC, Cinearts LLC, Cinearts Sacramento, LLC, Corte Madera Theatres, LLC, Novato Theatres, LLC, San Rafael Theatres, LLC, Northbay Theatres, LLC, Century Theatres Summit Sierra, LLC, Century Theatres Seattle, LLC and Cinemark AB, Inc.

The following supplemental condensed consolidating financial statement information presents:

1. Condensed consolidating balance sheet information as of December 31, 2013 and 2014, condensed consolidating statements of income information, condensed consolidating statements of comprehensive income information and condensed consolidating statements of cash flows information for the years ended December 31, 2012, 2013 and 2014.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

DECEMBER 31, 2014

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$129,505	$77,645	$431,691	$—	$638,841
Other current assets	126,091	18,568	67,729	(110,302)	102,086
Accounts receivable from parent or subsidiaries	277,823	—	—	(265,185)	12,638

Total current assets	533,419	96,213	499,420	(375,487)	753,565

Theatre properties and equipment - net	498,446	576,696	375,670	—	1,450,812

Investment in subsidiaries	1,260,333	380,351	—	(1,640,684)	—

Other assets	1,421,331	140,329	401,774	(3,276)	1,960,158

Total assets	$3,713,529	$1,193,589	$1,276,864	$(2,019,447)	$4,164,535

Liabilities and equity

Current liabilities

Current portion of long-term debt	$7,000	$—	$1,423	$—	$8,423
Current portion of capital lease obligations	5,411	9,125	1,958	—	16,494
Accounts payable and accrued expenses	259,973	106,026	125,373	(102,406)	388,966
Accounts payable to parent or subsidiaries	—	85,290	179,895	(265,185)	—

Total current liabilities	272,384	200,441	308,649	(367,591)	413,883

Long-term liabilities
Long-term debt, less current portion	1,809,000	1,868	5,574	(1,868)	1,814,574
Capital lease obligations, less current portion	103,786	75,416	22,776	—	201,978
Other long-term liabilities and deferrals	401,965	79,116	125,600	(9,304)	597,377

Total long-term liabilities	2,314,751	156,400	153,950	(11,172)	2,613,929

Commitments and contingencies

Equity
Cinemark USA, Inc.‘s stockholder’s equity:
Common stock	49,543	457,369	10,219	(467,588)	49,543
Other stockholder’s equity	1,076,851	379,379	793,717	(1,173,096)	1,076,851

Total Cinemark USA, Inc. stockholder’s equity	1,126,394	836,748	803,936	(1,640,684)	1,126,394
Noncontrolling interests	—	—	10,329	—	10,329

Total equity	1,126,394	836,748	814,265	(1,640,684)	1,136,723

Total liabilities and equity	$3,713,529	$1,193,589	$1,276,864	$(2,019,447)	$4,164,535

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2014

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated

			(In thousands)
Revenues	$851,299	$1,089,479	$728,808	$(42,596)	$2,626,990

Cost of operations
Theatre operating expenses	693,323	742,196	521,535	(42,596)	1,914,458
General and administrative expenses	17,978	75,026	55,584	—	148,588
Depreciation and amortization	50,858	67,500	57,298	—	175,656
Impairment of long-lived assets	6,334	313	—	—	6,647
Loss on sale of assets and other	8,954	3,278	3,483	—	15,715

Total cost of operations	777,447	888,313	637,900	(42,596)	2,261,064

Operating income	73,852	201,166	90,908	—	365,926

Other income (expense)
Interest expense	(101,224)	(9,140)	(3,363)	29	(113,698)
Distributions from NCM	2,375	—	16,166	—	18,541
Equity in income of affiliates	208,900	53,950	22,464	(262,571)	22,743
Other income (expense)	79	—	(643)	(29)	(593)

Total other income	110,130	44,810	34,624	(262,571)	(73,007)

Income before income taxes	183,982	245,976	125,532	(262,571)	292,919
Income taxes	(10,398)	72,445	35,103	—	97,150

Net income	194,380	173,531	90,429	(262,571)	195,769
Less: Net income attributable to noncontrolling interests	—	—	1,389	—	1,389

Net income attributable to Cinemark USA, Inc.	$194,380	$173,531	$89,040	$(262,571)	$194,380

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
			(In thousands)
Net income	$170,313	$163,059	$92,135	$(252,723)	$172,784

Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $557, net of settlements	1,020	—	—	—	1,020
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $1,499	2,499	—	—	—	2,499
Amortization of accumulated other comprehensive loss on terminated swap agreement	2,470	—	—	—	2,470
Foreign currency translation adjustments	(20,005)	—	(20,232)	20,005	(20,232)

Total other comprehensive loss, net of tax	(14,016)	—	(20,232)	20,005	(14,243)

Total comprehensive income, net of tax	$156,297	$163,059	$71,903	$(232,718)	$158,541
Comprehensive income attributable to noncontrolling interests	—	—	(2,244)	—	(2,244)

Comprehensive income attributable to Cinemark USA, Inc.	$156,297	$163,059	$69,659	$(232,718)	$156,297

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2013

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated

			(In thousands)
Net income	$149,843	$179,217	$73,965	$(251,104)	$151,921

Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $1,865, net of settlements	3,151	—	—	—	3,151
Unrealized loss due to fair value adjustments on available-for-sale securities, net of taxes of $1,223	(2,041)	—	—	—	(2,041)
Other comprehensive income in equity method investments	2,386	—	2,386	(2,386)	2,386
Foreign currency translation adjustments	(47,734)	—	(47,699)	47,734	(47,699)

Total other comprehensive loss, net of tax	(44,238)	—	(45,313)	45,348	(44,203)

Total comprehensive income, net of tax	$105,605	$179,217	$28,652	$(205,756)	$107,718
Comprehensive income attributable to noncontrolling interests	—	—	(1,996)	—	(1,996)

Comprehensive income attributable to Cinemark USA, Inc.	$105,605	$179,217	$26,656	$(205,756)	$105,722

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2014

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$194,380	$173,531	$90,429	$(262,571)	$195,769

Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $1,759, net of settlements	2,846	—	—	—	2,846
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $1,479	2,507	—	—	—	2,507
Other comprehensive income in equity method investments	676	—	643	(643)	676
Foreign currency translation adjustments	(68,983)	—	(68,997)	68,983	(68,997)

Total other comprehensive loss, net of tax	(62,954)	—	(68,354)	68,340	(62,968)

Total comprehensive income, net of tax	$131,426	$173,531	$22,075	$(194,231)	$132,801
Comprehensive income attributable to noncontrolling interests	—	—	(1,374)	—	(1,374)

Comprehensive income attributable to Cinemark USA, Inc.	$131,426	$173,531	$20,701	$(194,231)	$131,427

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2012

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$170,313	$163,059	$92,135	$(252,723)	$172,784
Adjustments to reconcile net income to cash provided by operating activities	(152,552)	25,749	55,737	252,723	181,657
Changes in assets and liabilities	144,628	(139,350)	34,914	—	40,192

Net cash provided by operating activities	162,389	49,458	182,786	—	394,633

Investing activities
Additions to theatre properties and equipment	(50,162)	(56,578)	(113,987)	—	(220,727)
Proceeds from sale of theatre properties and equipment	701	596	679	—	1,976
Acquisition of theatres in the U.S.	(14,080)	—	—	—	(14,080)
Dividends received from subsidiaries	27,389	6,362	—	(33,751)	—
Note repayments from subsidiaries	3,143	—	—	(3,143)	—
Capital contributions to subsidiaries	(3,000)	—	—	3,000	—
Investment in joint ventures and other	—	—	(1,480)	—	(1,480)

Net cash used for investing activities	(36,009)	(49,620)	(114,788)	(33,894)	(234,311)

Financing activities
Dividends paid to parent	(95,750)	(700)	(33,051)	33,751	(95,750)
Capital contributions from parent	—	—	3,000	(3,000)	—
Payroll taxes paid as a result of restricted stock withholdings	—	(3,263)	—	—	(3,263)
Proceeds from issuance of senior subordinated notes	400,000	—	—	—	400,000
Net repayments of other long-term debt	(205,887)	—	(2,779)	—	(208,666)
Net changes in intercompany notes	—	—	(3,143)	3,143	—
Payments on capital leases	(1,838)	(5,884)	(1,729)	—	(9,451)
Payment of debt issue costs	(18,453)	—	—	—	(18,453)
Other	—	1,251	(2,086)	—	(835)

Net cash provided by (used for) financing activities	78,072	(8,596)	(39,788)	33,894	63,582

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,062)	—	(3,062)

Increase (decrease) in cash and cash equivalents	204,452	(8,758)	25,148	—	220,842
Cash and cash equivalents:
Beginning of year	101,175	202,621	217,457	—	521,253

End of year	$305,627	$193,863	$242,605	$—	$742,095

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2013

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$149,843	$179,217	$73,965	$(251,104)	$151,921
Adjustments to reconcile net income to cash provided by operating activities	(174,847)	22,276	44,824	251,104	143,357
Changes in assets and liabilities	115,254	(148,810)	47,640	—	14,084

Net cash provided by operating activities	90,250	52,683	166,429	—	309,362

Investing activities
Additions to theatre properties and equipment	(41,948)	(74,568)	(143,154)	—	(259,670)
Proceeds from sale of theatre properties and equipment	21,084	8,881	4,306	—	34,271
Acquisition of theatres in the U.S., net of cash acquired	(259,247)	—	—	—	(259,247)
Proceeds from disposition of Mexico theatres	—	—	126,167	—	126,167
Dividends received from subsidiaries	2,633	3,000	707	(6,340)	—
Investment in joint ventures and other	—	—	(6,222)	—	(6,222)

Net cash used for investing activities	(277,478)	(62,687)	(18,196)	(6,340)	(364,701)

Financing activities
Dividends paid to parent	(105,150)	(707)	(5,633)	6,340	(105,150)
Payroll taxes paid as a result of restricted stock withholdings	—	(3,464)	—	—	(3,464)
Issuance of senior notes	530,000	—	—	—	530,000
Redemption of senior notes	(461,946)	—	—	—	(461,946)
Net repayments of other long-term debt	(7,000)	—	(866)	—	(7,866)
Payments on capital leases	(2,910)	(6,892)	(2,213)	—	(12,015)
Payment of debt issue costs	(9,328)	—	—	—	(9,328)
Purchase of noncontrolling interest in a Brazilian subsidiary	—	—	(5,621)	—	(5,621)
Other	—	2,962	(2,918)	—	44

Net cash used for financing activities	(56,334)	(8,101)	(17,251)	6,340	(75,346)
Effect of exchange rate changes on cash and cash equivalents	—	—	(11,516)	—	(11,516)

Increase (decrease) in cash and cash equivalents	(243,562)	(18,105)	119,466	—	(142,201)
Cash and cash equivalents:
Beginning of year	305,627	193,863	242,605	—	742,095

End of year	$62,065	$175,758	$362,071	$—	$599,894

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2014

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$194,380	$173,531	$90,429	$(262,571)	$195,769
Adjustments to reconcile net income to cash provided by (used for) operating activities	(134,559)	42,660	31,834	262,571	202,506
Changes in assets and liabilities	232,167	(244,871)	68,557	—	55,853

Net cash provided by (used for) operating activities	291,988	(28,680)	190,820	—	454,128

Investing activities
Additions to theatre properties and equipment	(93,608)	(52,896)	(98,201)	—	(244,705)
Proceeds from sale of theatre properties and equipment	1,109	98	1,338	—	2,545
Acquisition of theatres in the U.S., net of cash acquired	(7,951)	—	—	—	(7,951)
Dividends received from subsidiaries	1,094	8	—	(1,102)	—
Investments in, and loans to, subsidiaries	(1,918)	—	—	1,918	—
Investment in joint ventures and other	—	—	(3,228)	—	(3,228)

Net cash used for investing activities	(101,274)	(52,790)	(100,091)	816	(253,339)

Financing activities
Dividends paid to parent	(115,000)	(700)	(402)	1,102	(115,000)
Repayments of other long-term debt	(7,000)	—	(2,846)	—	(9,846)
Payments on capital leases	(4,082)	(8,000)	(1,953)	—	(14,035)
Capital contributions and loans from parent	—	1,918	—	(1,918)	—
Other	2,808	(9,861)	(386)	—	(7,439)

Net cash used for financing activities	(123,274)	(16,643)	(5,587)	(816)	(146,320)

Effect of exchange rate changes on cash and cash equivalents	—	—	(15,522)	—	(15,522)

Increase (decrease) in cash and cash equivalents	67,440	(98,113)	69,620	—	38,947
Cash and cash equivalents:
Beginning of year	62,065	175,758	362,071	—	599,894

End of year	$129,505	$77,645	$431,691	$—	$638,841

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

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

DECEMBER 31, 2014

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$467,478	$171,363	$—	$638,841
Other current assets	186,392	(71,668)	—	114,724

Total current assets	653,870	99,695	—	753,565

Theatre properties and equipment, net	1,450,812	—	—	1,450,812

Other assets	1,834,779	232,398	(107,019)	1,960,158

Total assets	$3,939,461	$332,093	$(107,019)	$4,164,535

Liabilities and equity

Current liabilities
Current portion of long-term debt	$7,034	$1,389	$—	$8,423
Current portion of capital lease obligations	16,494	—	—	16,494
Accounts payable and accrued expenses	388,700	266	—	388,966

Total current liabilities	412,228	1,655	—	413,883

Long-term liabilities
Long-term debt, less current portion	1,809,018	5,556	—	1,814,574
Capital lease obligations, less current portion	201,978	—	—	201,978
Other long-term liabilities and deferrals	493,300	104,077	—	597,377

Total long-term liabilities	2,504,296	109,633	—	2,613,929

Commitments and contingencies
Equity	1,022,937	220,805	(107,019)	1,136,723

Total liabilities and equity	$3,939,461	$332,093	$(107,019)	$4,164,535

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2014

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Revenues	$2,626,990	$—	$—	$2,626,990

Cost of operations
Theatre operating costs	1,914,458	—	—	1,914,458
General and administrative expenses	148,586	2	—	148,588
Depreciation and amortization	175,656	—	—	175,656
Impairment of long-lived assets	6,647	—	—	6,647
Loss on sale of assets and other	15,715	—	—	15,715

Total cost of operations	2,261,062	2	—	2,261,064

Operating income (loss)	365,928	(2)	—	365,926

Other income (expense)	(111,223)	38,216	—	(73,007)

Income before income taxes	254,705	38,214	—	292,919
Income taxes	82,934	14,216	—	97,150

Net income	171,771	23,998	—	195,769
Less: Net income attributable to noncontrolling interests	1,389	—	—	1,389

Net income attributable to Cinemark USA, Inc.	$170,382	$23,998	$—	$194,380

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2014

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Net income	$171,771	$23,998	$—	$195,769

Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $1,759, net of settlements	2,846	—	—	2,846
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $1,479	2,507	—	—	2,507
Other comprehensive income in equity method investments	33	643	—	676
Foreign currency translation adjustments	(68,997)	—	—	(68,997)

Total other comprehensive income (loss), net of tax	(63,611)	643	—	(62,968)

Total comprehensive income, net of tax	108,160	24,641	—	132,801
Comprehensive income attributable to noncontrolling interests	(1,374)	—	—	(1,374)

Comprehensive income attributable to Cinemark USA, Inc.	$106,786	$24,641	$—	$131,427

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2014

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Operating activities
Net income	$171,771	$23,998	$—	$195,769
Adjustments to reconcile net income to cash provided by operating activities	194,613	7,893	—	202,506
Changes in assets and liabilities	50,175	5,678	—	55,853

Net cash provided by operating activities	416,559	37,569	—	454,128

Investing activities
Additions to theatre properties and equipment	(244,705)	—	—	(244,705)
Proceeds from sale of theatre properties and equipment	2,545	—	—	2,545
Acquisitions of theatres in the U.S., net of cash acquired	(7,951)	—	—	(7,951)
Investment in joint ventures and other	(1,040)	(2,188)	—	(3,228)

Net cash used for investing activities	(251,151)	(2,188)	—	(253,339)

Financing activities
Dividends paid to parent	(115,000)	—	—	(115,000)
Net repayments of long-term debt	(8,457)	(1,389)	—	(9,846)
Payments on capital leases	(14,035)	—	—	(14,035)
Other	(7,439)	—	—	(7,439)

Net cash used for financing activities	(144,931)	(1,389)	—	(146,320)

Effect of exchange rate changes on cash and cash equivalents	(15,522)	—	—	(15,522)

Increase in cash and cash equivalents	4,955	33,992	—	38,947
Cash and cash equivalents:
Beginning of year	462,523	137,371	—	599,894

End of year	$467,478	$171,363	$—	$638,841

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes and senior subordinated notes.

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR

CINEMARK USA, INC.

FOR FISCAL YEAR ENDED

DECEMBER 31, 2014

EXHIBIT INDEX

Number	Exhibit Title
2.1(a)	Stock Contribution and Exchange Agreement, dated as of August 7, 2006, by and between Cinemark Holdings, Inc., Cinemark, Inc., Syufy Enterprises, LP and Century Theatres Holdings, LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on August 11, 2006).

2.1(b)	Stock Purchase Agreement, dated as of August 7, 2006, by and among Cinemark USA, Inc., Cinemark Holdings, Inc., Syufy Enterprises LP, Century Theatres, Inc. and Century Theatres Holdings, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, File No, 000-47040, filed by Cinemark USA, Inc. on August 11, 2006).

2.2	Contribution and Exchange Agreement, dated as of August 7, 2006, by and among Cinemark Holdings, Inc. and Lee Roy Mitchell, The Mitchell Special Trust, Alan W. Stock, Timothy Warner, Robert Copple, Michael Cavalier, Northwestern University, John Madigan, Quadrangle Select Partners LP, Quadrangle Capital Partners A LP, Madison Dearborn Capital Partners IV, L.P., K&E Investment Partners, LLC — 2004-B-DIF, Piola Investments Ltd., Quadrangle (Cinemark) Capital Partners LP and Quadrangle Capital Partners LP (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on August 11, 2006).

2.3	Asset Purchase Agreement, dated as of November 16, 2012, by and among Cinemark USA, Inc., Rave Real Property Holdco, LLC and certain of its subsidiaries, Rave Cinemas, LLC and RC Processing, LLC. (incorporated by reference to Exhibit 2.3 to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 28, 2013).

3.1	Amended and Restated Articles of Incorporation of the Company dated June 3, 1992 (incorporated by reference to Exhibit 3.1 to Cinemark USA, Inc.’s Registration Statement on Form S-4, File No. 333-162105, filed on September 24, 2009).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.4(a) to Cinemark USA, Inc.’s Registration Statement on Form S-4, File No. 333-162105, filed on September 24, 2009).

4.1(a)	Indenture dated as of June 29, 2009, between Cinemark USA, Inc. and Wells Fargo Bank, N.A., as trustee governing the 8 5⁄8% senior notes of Cinemark USA, Inc. issued thereunder (incorporated by reference to Exhibit 4.2 to the Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed July 6, 2009).

4.1(b)	Form of 8 5⁄8% senior notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 4.3 to the Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed July 6, 2009).

4.2(a)	Indenture, dated as of June 3, 2011, between Cinemark USA, Inc. and Wells Fargo Bank, N.A. governing the 7 3⁄8% senior subordinated notes issued thereunder (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed on July 6, 2011).

4.2(b)	Form of 7 3⁄8% senior subordinated notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.3(a) above) (incorporated by reference to Exhibit 4.3 to the Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on July 6, 2011).

4.3(a)	Indenture, dated as of December 18, 2012, between Cinemark USA, Inc. and Wells Fargo Bank, N.A. governing the 5 1⁄8% senior notes issued thereunder (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed on December 20, 2012).

4.3(b)	Form of 5 1⁄8% senior notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.4(a) above) (incorporated by reference to Exhibit 4.1 to the Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on December 20, 2012).

4.4(a)	Indenture, dated as of May 24, 2013, between Cinemark USA, Inc. and Well Fargo Bank, N.A. governing the 4.,875% Senior Notes issued thereunder (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401 filed May 28, 2013).

4.4(b)	Form of 4.875% Senior Notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.5(a) above (incorporated by reference to Exhibit 4.3 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed May 28, 2013).

10.1(a)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994).

10.1(b)	First Amendment to Management Agreement of Laredo Theatre, Ltd., effective as of December 10, 2003, between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

10.1(c)	Second Amendment to Management of Laredo Theatres, Ltd., effective as of December 10, 2008, between CNMK Texas Properties, L.L.C. (Successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(c) to the Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).

10.2	License Agreement, dated December 10, 1993, between Laredo Joint Venture and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994).

10.4(a)	Amended and Restated Credit Agreement, dated as of December 18, 2012, among Cinemark USA, Inc., Cinemark Holdings, Inc., the several banks and other financial institutions and entities from time to time parties thereto, Barclays Bank PLC, Deutsche Bank Securities Inc., Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as joint bookrunners, Morgan Stanley Senior Funding, Inc., as syndication agent, Deutsche Bank Securities Inc., Wells Fargo Securities, Inc. and Webster Bank, N.A., as co-documentation agents, and Barclays Bank PLC, as administrative agent. (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on December 20, 2012).

10.4(b)	Guarantee and Collateral Agreement, dated as of October 5, 2006, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc. and each subsidiary guarantor party thereto (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on October 12, 2006).

10.4(c)	Reaffirmation agreement, dated as of December 18, 2012, between Cinemark Holdings, Inc., Cinemark USA, Inc. and each subsidiary guarantor party thereto (incorporated by reference to Exhibit 10.4(c) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 28, 2013).

10.5(a)	Tax Sharing Agreement, between Cinemark USA, Inc. and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc. ), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1993).

10.5(b)

Tax Sharing Agreement, dated as of July 28, 1993, between Cinemark USA, Inc. and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4, File No. 033-72114, filed November 24, 1993).

+10.6(a)	Employment Agreement, dated as of December 15, 2008, between Cinemark Holdings, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.5 (q) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).

+10.6(b)	Employment Agreement, dated as of December 15, 2008, between Cinemark Holdings, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.5 (r) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).

+10.6(c)	Second Amended and Restated Employment Agreement, dated as of January 21, 2014 between Cinemark Holdings, Inc. and Timothy Warner (incorporated by reference to Exhibit 10.42 to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 28, 2014).

+10.6(d)	Amended and Restated Employment Agreement, dated as of January 21, 2014, between Cinemark Holdings, Inc. and Robert Copple (incorporated by reference to Exhibit 10.43 to Cinemark Holdings, Inc.’s Annual Report on Form 10-K , File No. 001-33401, filed February 28, 2014).

+10.6(e)	Employment Agreement dated as of June 23, 2014, by and between Cinemark Holdings, Inc. and Sean Gamble (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed June 23, 2014).

+10.6(f)	Employment agreement, dated as of April 7, 2009, between Cinemark Holdings, Inc. and Steven Bunnell (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 7, 2009).

+10.6(g)	Employment Agreement, dated as of February 15, 2010, between Cinemark Holdings, Inc. and Valmir Fernandes (incorporated by reference to Exhibit 10.5(v) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 10, 2010).

+10.6(h)	Amendment to Employment Agreement dated as of November 12, 2014 between Cinemark Holdings, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.6(h) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 27, 2015).

+10.7(a)	Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Quarterly Report on form 10-Q, File No. 001-33401, filed May 9, 2008).

+10.7(b)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7(b) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed February 1, 2007).

+10.7(c)	Form of Restricted Share Award Agreement pursuant to the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 4.6 to Cinemark Holdings, Inc.’s Registration Statement on Form S-8, File No. 333-146349, filed August 29, 2008).

+10.7(d)	Form of Restricted Stock Unit Award Agreement pursuant to the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.7(f) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 29, 2012).

+10.7(e)	First Amendment to the Amended and Restated 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed February 18, 2014).

+10.7(f)	Form of Restricted Stock Unit Award Agreement pursuant to the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan, as amended (incorporated by reference to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 27, 2015).

10.8	Amended and Restated Exhibitor Services Agreement between National CineMedia, LLC and Cinemark USA, Inc., dated as of December 26, 2013(incorporated by reference to Exhibit 10.45 to Cinemark Holdings, Inc.’s Annual Report on Form 10-K , File No. 001-33401, filed February 28, 2014).

10.9	Third Amended and Restated Limited Liability Company Operating Agreement, dated as of February 12, 2007, by and between Cinemark Media, Inc., American Multi-Cinema, Inc., Regal CineMedia, LLC and National CineMedia, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed March 16, 2007).

10.10(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.10(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.10(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.10(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.10(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Stadium 14, Sacramento, CA. (incorporated by reference to Exhibit 10.10(a) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.11(a)	Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.11(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.11(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.11(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.11(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Laguna 16, Elk Grove, CA. (incorporated by reference to Exhibit 10.10(b) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.12(a)	Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007)..

10.12(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.12(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.12(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.12(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 14, Folsom, CA. (incorporated by reference to Exhibit 10.10(c) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.13(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.13(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.13(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.13(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.13(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.13(f)	Fifth Amendment to Indenture of Lease, dated as of October 5, 2012 by and between Syufy Enterprises, L.P. as landlord and Century Theatres, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.13(f) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 27, 2015).

10.14(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.14(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.14(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.14(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.14(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.14(f)	Fifth Amendment to Indenture of Lease dated as of May 1, 2014 by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.14(f) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 27, 2015).

10.15(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10 .15(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10 .15(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10 .15(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10 .15(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Cinema 16, Mountain View, CA. (incorporated by reference to Exhibit 10.10(d) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10 .16(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10 .16(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10 .16(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10 .16(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10 .16(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10 .17(a)	Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10 .17(b)	First Amendment, dated as of April 15, 2005, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10 .17(c)	Second Amendment, dated as of September 29, 2005, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10 .17(d)	Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA. (incorporated by reference to Exhibit 10.10(j) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10 .18(a)	Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.26(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10 .18(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.26(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10 .18(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.26(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10 .18(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV. (incorporated by reference to Exhibit 10.10(i) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10 .19(a)	Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA (incorporated by reference to Exhibit 10.27(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10 .19(b)	First Amendment, dated as of April 15, 2005, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, (incorporated by reference to Exhibit 10.27(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10 .19(c)	Second Amendment, dated as of September 29, 2005, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, (incorporated by reference to Exhibit 10.27(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10 .19(d)	Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of October 1, 1996, by and between Stadium Promenade LLC, as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA. (incorporated by reference to Exhibit 10.10(h) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10 .20(a)	Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM(incorporated by reference to Exhibit 10.28(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10 .20(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.28(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10 .20(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.28(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10 .20(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of July 1, 1996, by and between SYNM Properties Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM. (incorporated by reference to Exhibit 10.10(g) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10 .21(a)	Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.29(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10 .21(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.29(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10 .21(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.29(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10 .21(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA. (incorporated by reference to Exhibit 10.10(e) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10 .22(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10 .22(b)	First Amendment, dated as of October 1, 1996, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10 .22(c)	Second Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10 .22(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10 .22(e)	Fourth Amendment dated as of September 29, 2005 to Indenture of Lease, dated September 30, 1995 between Syufy Enterprises L.P., as landlord and Century Theatres, Inc., as tenant for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.22(e) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 27, 2015).

10 .22(f)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10 .22(g)	Sixth Amendment dated November 29, 2012 to Indenture of Lease, dated as of September 30, 1995, between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.22(g) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 27, 2015).

10 .23(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10 .23(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10 .23(c)	Second Amendment, dated as of October 1, 2001, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10 .23(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Northridge 14, Salinas, CA. (incorporated by reference to Exhibit 10.10(m) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.24(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.24(b)	First Amendment, dated as of January 4, 1998, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.24(c)	Second Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.24(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.24(e)	Fourth Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(e) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.24(f)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between SYUT Properties, Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres of Utah, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 16, Salt Lake City, UT. (incorporated by reference to Exhibit 10.10(l) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.25(a)	Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.25(b)	First Amendment, dated as of April 30, 2003, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.25(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.25(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.25(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA. (incorporated by reference to Exhibit 10.10(k) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.26(a)	Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.26(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.26(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.26(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV. (incorporated by reference to Exhibit 10.10(f) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.27(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.27(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.27(c)	Second Amendment, dated as of October 1, 2001, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.27(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.27(e)	Fourth Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(e) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.27(f)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.10(n) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

+10.28	Cinemark Holdings, Inc. Performance Bonus Plan (incorporated by reference to Appendix B to Cinemark Holdings, Inc.’s Definitive Proxy Statement filed on April 15, 2008).

+10.29	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.40 to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 28, 2014).

*12	Calculation of Ratio of Earnings to Fixed Charges.

*21	Subsidiaries of Cinemark USA, Inc.

*31.1	Certification of Timothy Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Timothy Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	The following financial information from Cinemark USA, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 6, 2015, formatted in XBRL includes: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged as detailed text.

*	Filed herewith.
+	Any management contract, compensatory plan or arrangement.