Form 10-Q
period 2015-03-31
CINEMARK USA INC /TX
filed 2015-05-08
CIK 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, 1,500 shares of Class A and 182,648 shares of Class B common stock were issued and outstanding.

CINEMARK USA, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements

Certain matters within this Quarterly Report on Form 10Q include “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The “forward-looking statements” may include our current expectations, assumptions, estimates and projections about our business and our industry. They may include statements relating to future revenues, expenses and profitability, the future development and expected growth of our business, projected capital expenditures, attendance at movies generally or in any of the markets in which we operate, the number or diversity of popular movies released and our ability to successfully license and exhibit popular films, national and international growth in our industry, competition from other exhibitors and alternative forms of entertainment and determinations in lawsuits in which we are defendants. Forward-looking statements can be identified by the use of words such as “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. For a description of the risk factors, please review the “Risk Factors” section or other sections in the Company’s Annual Report on Form 10-K filed March 6, 2015 and quarterly reports on Form 10-Q, filed with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$532,727	$638,841
Inventories	13,460	13,419
Accounts receivable	55,383	47,917
Current income tax receivable	836	19,350
Current deferred tax asset	9,928	10,518
Prepaid expenses and other	16,227	10,882
Accounts receivable from parent	—	12,638

Total current assets	628,561	753,565

Theatre properties and equipment	2,562,729	2,549,092
Less accumulated depreciation and amortization	1,109,986	1,098,280

Theatre properties and equipment, net	1,452,743	1,450,812

Other assets
Goodwill	1,265,425	1,277,383
Intangible assets - net	345,899	348,024
Investment in NCM	188,246	178,939
Investments in and advances to affiliates	84,094	77,658
Long-term deferred tax asset	164	164
Deferred charges and other assets - net	80,895	77,990

Total other assets	1,964,723	1,960,158

Total assets	$4,046,027	$4,164,535

Liabilities and equity

Current liabilities
Current portion of long-term debt	$8,423	$8,423
Current portion of capital lease obligations	16,732	16,494
Current income tax payable	17,963	6,396
Current liability for uncertain tax positions	7,633	7,283
Accounts payable and accrued expenses	300,051	375,287

Total current liabilities	350,802	413,883

Long-term liabilities
Long-term debt, less current portion	1,812,815	1,814,574
Capital lease obligations, less current portion	195,857	201,978
Long-term deferred tax liability	125,172	140,973
Long-term liability for uncertain tax positions	8,462	8,410
Deferred lease expenses	44,613	46,003
Deferred revenue - NCM	348,670	335,219
Other long-term liabilities	65,568	66,772

Total long-term liabilities	2,601,157	2,613,929

Commitments and contingencies (see Note 16)

Equity
Cinemark USA, Inc.’s stockholder’s equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49,543	49,543
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Additional paid-in-capital	1,226,696	1,221,179
Retained earnings	20,892	24,677
Accumulated other comprehensive loss	(189,546)	(144,772)

Total Cinemark USA, Inc.’s stockholder’s equity	1,083,352	1,126,394
Noncontrolling interests	10,716	10,329

Total equity	1,094,068	1,136,723

Total liabilities and equity	$4,046,027	$4,164,535

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, unaudited)

	Three months ended March 31,
	2015	2014
Revenues
Admissions	$400,662	$380,914
Concession	214,427	193,023
Other	30,309	28,343

Total revenues	645,398	602,280

Cost of operations
Film rentals and advertising	215,659	200,657
Concession supplies	32,503	30,053
Salaries and wages	69,223	64,351
Facility lease expense	79,617	78,357
Utilities and other	75,357	75,932
General and administrative expenses	37,314	38,740
Depreciation and amortization	45,332	42,496
Impairment of long-lived assets	794	354
(Gain) loss on sale of assets and other	(1,450)	2,853

Total cost of operations	554,349	533,793

Operating income	91,049	68,487

Other income (expense)
Interest expense	(28,207)	(28,480)
Interest income	1,519	1,014
Foreign currency exchange gain (loss)	(8,206)	3,052
Distributions from NCM	8,499	9,497
Equity in income of affiliates	5,239	3,620

Total other expense	(21,156)	(11,297)

Income before income taxes	69,893	57,190
Income taxes	26,611	21,103

Net income	$43,282	$36,087
Less: Net income attributable to noncontrolling interests	381	253

Net income attributable to Cinemark USA, Inc.	$42,901	$35,834

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three months ended March 31,
	2015	2014
Net income	$43,282	$36,087

Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $453 and $368	757	497
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $444 and $1,192	766	2,023
Other comprehensive income of equity method investments	384	262
Foreign currency translation adjustments	(46,675)	(9,189)

Total other comprehensive loss, net of tax	(44,768)	(6,407)

Total comprehensive income (loss), net of tax	(1,486)	29,680
Comprehensive income attributable to noncontrolling interests	(387)	(259)

Comprehensive income (loss) attributable to Cinemark USA, Inc.	$(1,873)	$29,421

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net income	$43,282	$36,087

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	44,731	41,724
Amortization of intangible and other assets and favorable/unfavorable leases	601	772
Amortization of long-term prepaid rents	713	378
Amortization of debt issue costs	1,312	1,311
Amortization of deferred revenues, deferred lease incentives and other	(3,255)	(3,288)
Impairment of long-lived assets	794	354
Share based awards compensation expense	3,273	3,286
(Gain) loss on sale of assets and other	(1,450)	2,853
Deferred lease expenses	(703)	1,599
Equity in income of affiliates	(5,239)	(3,620)
Deferred income tax expenses	(14,349)	(16,436)
Distributions from equity investees	7,264	7,328
Changes in assets and liabilities and other	(52,123)	(10,836)

Net cash provided by operating activities	24,851	61,512

Investing activities
Additions to theatre properties and equipment and other	(85,747)	(52,806)
Acquisition of theatre in Brazil	(2,651)	—
Proceeds from sale of theatre properties and equipment and other	2,388	51
Investment in joint ventures and other	(713)	(946)

Net cash used for investing activities	(86,723)	(53,701)

Financing activities
Dividends paid to parent	(28,750)	(28,750)
Payroll taxes paid as a result of restricted stock withholdings	(4,748)	(9,776)
Repayments of long-term debt	(1,758)	(2,457)
Payments on capital leases	(3,913)	(3,989)
Other	2,244	3,518

Net cash used for financing activities	(36,925)	(41,454)

Effect of exchange rate changes on cash and cash equivalents	(7,317)	(3,965)

Decrease in cash and cash equivalents	(106,114)	(37,608)
Cash and cash equivalents:
Beginning of period	638,841	599,894

End of period	$532,727	$562,286

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

The accompanying condensed consolidated balance sheet as of December 31, 2014, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. Majority-owned subsidiaries that the Company has control of are consolidated while those affiliates of which the Company owns between 20% and 50% and does not control are accounted for under the equity method. Those affiliates of which the Company owns less than 20% are generally accounted for under the cost method, unless the Company is deemed to have the ability to exercise significant influence over the affiliate, in which case the Company would account for its investment under the equity method. The results of these subsidiaries and affiliates are included in the condensed consolidated financial statements effective with their formation or from their dates of acquisition. Intercompany balances and transactions are eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2014, included in the Annual Report on Form 10-K filed March 6, 2015 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be achieved for the full year.

2.	New Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with certain VIEs. ASU 2015-02 also provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2015-02 on its condensed consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company plans to adopt this ASU effective January 1, 2016 and will revise its presentation of debt issue costs at that time.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

3.	Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB Accounting Standards Codification (“ASC”) Topic 820-10-35, Fair Value Measurement. The carrying value of the Company’s long-term debt was $1,821,238 and $1,822,997 as of March 31, 2015 and December 31, 2014, respectively. The fair value of the Company’s long-term debt was $1,835,398 and $1,790,987 as of March 31, 2015 and December 31, 2014, respectively.

4.	Equity

Below is a summary of changes in stockholder’s equity attributable to Cinemark USA, Inc., noncontrolling interests and total equity for the three months ended March 31, 2015 and 2014:

	Cinemark USA, Inc. Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2015	$1,126,394	$10,329	$1,136,723
Share based awards compensation expense	3,273	—	3,273
Tax benefit related to share based awards vesting	2,244	—	2,244
Cash and noncash dividends to parent	(46,686)	—	(46,686)
Net income	42,901	381	43,282
Fair value adjustments on interest rate swap agreements designated as hedges, net of settlements, net of taxes of $453	757	—	757
Fair value adjustments on available-for-sale securities, net of taxes of $444	766	—	766
Other comprehensive income in equity method investees	384	—	384
Foreign currency translation adjustments	(46,681)	6	(46,675)

Balance at March 31, 2015	$1,083,352	$10,716	$1,094,068

	Cinemark USA, Inc. Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2014	$1,095,286	$8,995	$1,104,281
Share based awards compensation expense	3,286	—	3,286
Tax benefit related to share based awards vesting	3,518	—	3,518
Dividends paid to parent	(28,750)	—	(28,750)
Net income	35,834	253	36,087
Fair value adjustments on interest rate swap agreements designated as hedges, net of settlements, net of taxes of $368	497	—	497
Fair value adjustments on available-for-sale securities, net of taxes of $1,192	2,023	—	2,023
Other comprehensive income in equity method investees	262	—	262
Foreign currency translation adjustments	(9,195)	6	(9,189)

Balance at March 31, 2014	$1,102,761	$9,254	$1,112,015

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

5.	Investment in National CineMedia

The Company has an investment in National CineMedia, LLC (“NCM”). NCM operates a digital in-theatre network in the U.S. for providing cinema advertising. Upon joining NCM, the Company entered into an Exhibitor Services Agreement with NCM (“ESA”), pursuant to which NCM provides advertising, promotion and event services to our theatres. As described further in Note 4 to the Company’s financial statements as included in its 2014 Annual Report on Form 10-K, on February 13, 2007, National CineMedia, Inc. (“NCM, Inc.”), an entity that serves as the sole manager of NCM, completed an initial public offering (“IPO”) of its common stock. In connection with the NCM Inc. initial public offering, the Company amended its operating agreement and the ESA. Following the NCM, Inc. IPO, the Company does not recognize undistributed equity in the earnings on its original NCM membership units (referred to herein as the Company’s Tranche 1 Investment) until NCM’s future net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company recognizes cash distributions it receives from NCM on its Tranche 1 Investment as a component of earnings as Distributions from NCM. The Company believes that the accounting model provided by ASC 323-10-35-22 for recognition of equity investee losses in excess of an investor’s basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment in NCM	Deferred Revenue	Distributions from NCM	Equity in Earnings	Other Revenue	Other Comprehensive Income	Cash Received
Balance as of January 1, 2015	$178,939	$(335,219)
Receipt of common units due to annual common unit adjustment	15,421	(15,421)	$—	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(2,756)	—	2,756
Receipt of excess cash distributions	(5,393)	—	(6,258)	—	—	—	11,651
Receipt under tax receivable agreement	(1,871)	—	(2,241)	—	—	—	4,112
Equity in earnings	795	—	—	(795)	—	—	—
Equity in other comprehensive income	355	—	—	—	—	(355)	—
Amortization of deferred revenue	—	1,970	—	—	(1,970)	—	—

Balance as of and for the period ended March 31, 2015	$188,246	$(348,670)	$(8,499)	$(795)	$(4,726)	$(355)	$18,519

(1)	Amount includes the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $2,264.

During the three months ended March 31, 2015 and 2014, the Company recorded equity earnings of approximately $795 and $432, respectively.

Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCM, Inc. and the Company, AMC Entertainment, Inc. (“AMC”) and Regal Entertainment Group (“Regal”), annual adjustments to the common membership units are made primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each Founding Member. As further discussed in Note 4 to the Company’s financial statements as included in its 2014 Annual Report on Form 10-K, the common units received are recorded at fair value as an increase in the Company’s investment in NCM with an offset to deferred revenue. The deferred revenue is amortized over the remaining term of the ESA. During March 2015, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company received an additional 1,074,910 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value with a corresponding adjustment to deferred revenue of approximately $15,421. The deferred revenue will be recognized over the remaining term of the ESA, which is approximately 21 years.

As of March 31, 2015, the Company owned a total of 25,631,046 common units of NCM, representing an ownership interest of approximately 20%.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is summary financial information for NCM for the year ended January 1, 2015 and the quarter ended March 27, 2014.

	Year Ended	Quarter Ended
	January 1, 2015 (1)	March 27, 2014
Gross revenues	$373,994	$70,215
Operating income	$159,624	$12,767
Net earnings (loss)	$96,309	$(2,764)

(1)	Financial information for the quarter ended April 2, 2015 is not yet available

6.	Other Investments

The Company had the following other investments at March 31, 2015:

Digital Cinema Implementation Partners (“DCIP”), equity method investment	$56,009
RealD, Inc. (“RealD”), investment in marketable security	15,639
AC JV, LLC, equity method investment	8,297
Digital Cinema Distribution Coalition (“DCDC”), equity method investment	2,494
Other	1,655

Total	$84,094

Below is a summary of activity for each of the investments for the three months ended March 31, 2015:

	DCIP	RealD	AC JV, LLC	DCDC	Other	Total
Balance at January 1, 2015	$51,277	$14,429	$7,899	$2,438	$1,615	$77,658
Cash contributions	713	—	—	—	—	713
Equity in income	3,990	—	398	56	—	4,444
Equity in comprehensive income	29	—	—	—	—	29
Unrealized holding gain	—	1,210	—	—	—	1,210
Other	—	—	—	—	40	40

Balance at March 31, 2015	$56,009	$15,639	$8,297	$2,494	$1,655	$84,094

Digital Cinema Implementation Partners LLC

On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “Agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. Upon signing the Agreements, the Company contributed the majority of its U.S. digital projection systems to DCIP, which DCIP then contributed to Kasima. The Company has a variable interest in Kasima through the terms of its master equipment lease agreement; however, the Company has determined that it is not the primary beneficiary of Kasima, as the Company does not have the ability to direct the activities of Kasima that most significantly impact Kasima’s economic performance. As of March 31, 2015, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting.

Below is summary financial information for DCIP for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenues	$40,741	$42,688
Operating income	$23,764	$24,304
Net income	$17,444	$5,528

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

As of March 31, 2015, the Company had 3,701 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company made equipment lease payments of approximately $1,010 and $1,001 during the three months ended March 31, 2015 and 2014, respectively, which is included in utilities and other costs on the condensed consolidated statements of income.

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

As of March 31, 2015, the estimated fair value of the Company’s investment in RealD was $15,639, which is based on the closing price of RealD’s common stock on March 31, 2015, and falls under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. The Company paid licensing fees of $1,156 and $1,801 to RealD during the three months ended March 31, 2015 and 2014, which is included in utilities and other costs on the condensed consolidated statements of income.

AC JV, LLC

During December 2013, the Company, Regal, AMC and NCM entered into a series of agreements that resulted in the formation of a new joint venture that now owns the “Fathom Events” division (consisting of Fathom Events and Fathom Consumer Events) formerly operated by NCM. The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators to provide additional programs to augment their feature film schedule. The Fathom Consumer Events business includes live and pre-recorded concerts featuring contemporary music, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. The Company paid event fees of $3,401 and $0 to AC JV during the three months ended March 31, 2015 and 2014, which is included in film rentals and advertising costs on the condensed consolidated statements of income.

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

Digital Cinema Distribution Coalition

The Company is a party to a joint venture with certain exhibitors and distributors called DCDC, which operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company paid approximately $208 and $201 to DCDC during the three months ended March 31, 2015 and 2014 related to content delivery services provided by DCDC, which is included in utilities and other costs on the condensed consolidated statements of income.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

7.	Share Based Awards

Restricted Stock – During the three months ended March 31, 2015, Cinemark Holdings, Inc. granted 169,862 shares of restricted stock to employees of the Company. The fair value of the restricted stock granted was determined based on the market value of Cinemark Holdings, Inc.’s common stock on the date of grant, which was $43.28 per share. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock awards. Certain of the restricted stock granted to employees vests over one year based on continued service and the remaining restricted stock granted to employees vests over four years based on continued service. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock activity for the three months ended March 31, 2015:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	878,897	$24.92
Granted	169,862	$43.28
Vested	(298,251)	$22.97
Forfeited	(11,737)	$25.72

Outstanding at March 31, 2015	738,771	$29.93

Unvested restricted stock at March 31, 2015	738,771	$29.93

	Three Months Ended March 31,
	2015	2014
Compensation expense recognized during the period (1)	$2,365	$2,379
Fair value of restricted shares that vested during the period	$13,161	$17,466
Income tax deduction upon vesting of restricted stock awards	$3,311	$6,645

(1)	Cinemark Holdings, Inc. recorded an additional $225 and $237 of compensation expense related to these restricted stock awards during the quarters ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, the estimated remaining unrecognized compensation expense related to restricted stock awards was $16,872, of which $16,739 will be recognized by the Company and an additional $133 of which will be recognized by Cinemark Holdings, Inc. The weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Restricted Stock Units – During the three months ended March 31, 2015, Cinemark Holdings, Inc. granted restricted stock units representing 137,982 hypothetical shares of its common stock to employees of the Company. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the two fiscal year periods ending December 31, 2016 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments as specified by the Compensation Committee prior to the grant date. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a prorata basis according to the IRR achieved by the Company during the performance period. If the IRR for the two-year period is at least 7.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the two-year period is at least 9.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the two-year period is at least 11.5%, which is the maximum, 100% of the restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. All payouts of restricted stock units that vest will be subject to an additional two-year service requirement and will be paid in the form of Cinemark Holdings, Inc. common stock if the participant continues to provide services through March 2019, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments from the grant date if, and at the time that, the restricted stock unit awards vest.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the three months ended March 31, 2015 at each of the three target levels of financial performance (excluding forfeiture assumptions):

	Number of Shares Vesting	Value at Grant
at IRR of at least 7.5%	45,994	$1,991
at IRR of at least 9.5%	91,988	$3,981
at IRR of at least 11.5%	137,982	$5,972

Due to the fact that the IRR for the two-year performance period could not be determined at the time of grant, the Company estimated that the most likely outcome is the achievement of the mid-point IRR level. The fair value of the restricted stock unit awards was determined based on the market value of Cinemark Holdings, Inc.’s common stock on the date of grant, which was $43.28 per share. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock unit awards. If during the service period, additional information becomes available to lead the Company to believe a different IRR level will be achieved for the two-year performance period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis over the remaining service period.

	Three Months Ended March 31,
	2015	2014
Number of restricted stock unit awards that vested during the period	123,769	392,238
Fair value of restricted stock unit awards that vested during the period	$5,501	$11,194
Accumulated dividends paid by Cinemark Holdings, Inc. upon vesting of restricted stock unit awards (1)	$46	$—
Income tax benefit recognized upon vesting of restricted stock unit awards	$2,303	$4,751
Compensation expense recognized during the period	$908	$907

(1)	Additional dividends of approximately $396 and $1,341 were paid during April 2015 and 2014, respectively.

As of March 31, 2015, the estimated remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $7,705. The weighted average period over which this remaining compensation expense will be recognized is approximately two years. As of March 31, 2015, the Company had restricted stock units outstanding that represented a total of 539,141 hypothetical shares of common stock, net of actual cumulative forfeitures of 19,934 units, assuming an IRR of 11.1% was reached for the 2012 grant and the maximum IRR level is achieved for each of the 2013, 2014, and 2015 grants.

8.	Interest Rate Swap Agreements

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of the Company’s current interest rate swap agreements designated as cash flow hedges as of March 31, 2015:

Nominal Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	Current Liability (1)	Long- Term Liability (2)	Estimated Total Fair Value at March 31, 2015

$175,000	December 2010	1.3975%	1-Month LIBOR	September 2015	$961	$—	$961
$175,000	December 2010	1.4000%	1-Month LIBOR	September 2015	970	$—	970
$100,000	November 2011	1.7150%	1-Month LIBOR	April 2016	1,340	91	1,431

$450,000					$3,271	$91	$3,362

(1)	Included in accounts payable and accrued expenses on the condensed consolidated balance sheet as of March 31, 2015.
(2)	Included in other long-term liabilities on the condensed consolidated balance sheet as of March 31, 2015.

The changes in accumulated other comprehensive loss, net of taxes, related to the Company’s interest rate swap agreements for the three months ended March 31, 2015 and 2014 were as follows:

	Interest Rate Swaps
	2015	2014
Beginning balances – January 1	$(2,870)	$(5,716)

Other comprehensive loss before reclassifications, net of taxes	(689)	(979)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of taxes	1,446	1,476

Net other comprehensive income	757	497

Ending balances – March 31	$(2,113)	$(5,219)

9.	Goodwill and Other Intangible Assets

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2015 (1)	$1,156,556	$120,827	$1,277,383
Foreign currency translation adjustments	—	(11,958)	(11,958)

Balance at March 31, 2015 (1)	$1,156,556	$108,869	$1,265,425

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.

The Company evaluates goodwill for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill might exceed its estimated fair value. The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. The Company considers the reporting unit to be each of its eighteen regions in the U.S. and each of its eight countries internationally (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit). Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was eight times for the evaluation performed during the fourth quarter of 2014.

No events or changes in circumstances occurred during the three months ended March 31, 2015 that indicated the carrying value of goodwill might exceed its estimated fair value.

Intangible assets consisted of the following:

	Balance at January 1, 2015	Amortization	Other (1)	Balance at March 31, 2015
Intangible assets with finite lives:
Gross carrying amount	$99,922	$—	$(220)	$99,702
Accumulated amortization	(52,232)	(1,458)	—	(53,690)

Total net intangible assets with finite lives	$47,690	(1,458)	(220)	$46,012

Intangible assets with indefinite lives:
Tradename	300,334	—	(447)	299,887

Total intangible assets — net	$348,024	$(1,458)	$(667)	$345,899

(1)	Consists primarily of foreign currency translation adjustments.

Estimated aggregate future amortization expense for intangible assets is as follows:

For the nine months ended December 31, 2015	$4,341
For the twelve months ended December 31, 2016	5,585
For the twelve months ended December 31, 2017	5,052
For the twelve months ended December 31, 2018	4,925
For the twelve months ended December 31, 2019	4,016
Thereafter	22,093

Total	$46,012

10.	Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

The Company considers actual theatre level cash flows, budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life correlates with the available remaining lease period, which includes the probability of renewal periods, for leased properties and the lesser of twenty years or the building’s remaining useful life for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group, the asset group is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the three months ended March 31, 2015 and 2014. As of March 31, 2015, the estimated aggregate fair value of the long-lived assets impaired during the three months ended March 31, 2015 was approximately $1,369.

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

	Three Months Ended March 31,
	2015	2014
United States theatre properties	$794	$354
International theatre properties	—	—

Impairment of long-lived assets	$794	$354

11.	Fair Value Measurements

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

Level 2 – other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3 – unobservable and should be used to measure fair value to the extent that observable inputs are not available.

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of March 31, 2015:

	Carrying Value	Fair Value
Description		Level 1	Level 2	Level 3
Interest rate swap liabilities – current (see Note 8)	$(3,271)	$—	$—	$(3,271)
Interest rate swap liabilities – long-term (see Note 8)	$(91)	$—	$—	$(91)
Investment in RealD (see Note 6)	$15,639	$15,639	$—	$—

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2014:

	Carrying Value	Fair Value
Description		Level 1	Level 2	Level 3
Interest rate swap liabilities – current (see Note 8)	$(4,255)	$—	$—	$(4,255)
Interest rate swap liabilities – long term (see Note 8)	$(317)	$—	$—	$(317)
Investment in RealD (see Note 6)	$14,429	$14,429	$—	$—

Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Liabilities
	2015	2014
Beginning balances - January 1	$4,572	$9,176
Total loss included in accumulated other comprehensive loss	236	610
Settlements	(1,446)	(1,476)

Ending balances – March 31	$3,362	$8,310

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company also uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 9 and Note 10). Additionally, the Company uses the market approach to estimate the fair value of its long-term debt (see Note 3). There were no changes in valuation techniques and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2015.

12.	Foreign Currency Translation

The accumulated other comprehensive loss account in stockholder’s equity of $189,546 and $144,772 at March 31, 2015 and December 31, 2014, respectively, includes cumulative foreign currency adjustments of $194,611 and $147,930, respectively, from translating the financial statements of the Company’s international subsidiaries, and also includes the change in fair values of the Company’s interest rate swap agreements that are designated as hedges and the change in fair value of the Company’s available-for-sale securities.

All foreign countries where the Company has operations are non-highly inflationary and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.

Below is a summary of the impact of translating the March 31, 2015 financial statements of certain of the Company’s international subsidiaries:

	Exchange Rate as of		Other Comprehensive Loss for The Three Months Ended March 31, 2015
Country	March 31, 2015	December 31, 2014
Brazil	3.25	2.69	$(39,243)
Argentina	8.82	8.55	(2,369)
Colombia	2,576.05	2,392.4	(2,290)
All other			(2,779)

			$(46,681)

13.	Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2015	2014
Cash paid for interest	$11,358	$11,615
Cash paid for income taxes, net of refunds received	$6,552	$18,074
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$2,384	$(3,792)
Theatre properties acquired under capital lease	$3,100	$4,012
Investment in NCM – receipt of common units (see Note 5)	$15,421	$8,216
Noncash dividends to Cinemark Holdings, Inc.	$(17,936)	$—

(1)	Additions to theatre properties and equipment included in accounts payable as of March 31, 2015 and December 31, 2014 were $15,619 and $13,235, respectively.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

14.	Segments

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

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended March 31,
	2015	2014
Revenues
U.S.	$474,295	$444,920
International	174,333	160,192
Eliminations	(3,230)	(2,832)

Total revenues	$645,398	$602,280

Adjusted EBITDA (1)
U.S.	$107,493	$93,935
International	40,014	35,015

Total Adjusted EBITDA	$147,507	$128,950

Capital expenditures
U.S.	$74,267	$30,312
International	11,480	22,494

Total capital expenditures	$85,747	$52,806

(1)	Distributions from NCM are reported entirely within the U.S. operating segment.

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
	2015	2014
Net income	$43,282	$36,087
Add (deduct):
Income taxes	26,611	21,103
Interest expense (1)	28,207	28,480
Other (income) expense (2)	1,448	(7,686)
Depreciation and amortization	45,332	42,496
Impairment of long-lived assets	794	354
(Gain) loss on sale of assets and other	(1,450)	2,853
Deferred lease expenses	(703)	1,599
Amortization of long-term prepaid rents	713	378
Share based awards compensation expense	3,273	3,286

Adjusted EBITDA	$147,507	$128,950

(1)	Includes amortization of debt issue costs.
(2)	Includes interest income, foreign currency exchange gain (loss) and equity in income of affiliates and excludes distributions from NCM.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended March 31,
Revenues	2015	2014
U.S.	$474,295	$444,920
Brazil	78,293	75,399
Other international countries	96,040	84,793
Eliminations	(3,230)	(2,832)

Total	$645,398	$602,280

Theatre Properties and Equipment-net	March 31, 2015	December 31, 2014
U.S.	$1,138,826	$1,094,076
Brazil	168,619	204,107
Other international countries	145,298	152,629

Total	$1,452,743	$1,450,812

15.	Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is Cinemark Holdings, Inc.’s Chairman of the Board of Directors and directly and indirectly owns approximately 9% of Cinemark Holdings, Inc.’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues. The Company recorded $135 and $113 of management fee revenues during the three months ended March 31, 2015 and 2014, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company leases 15 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 16 leases, 14 have fixed minimum annual rent. The two leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease. For the three months ended March 31, 2015 and 2014, the Company paid total rent of approximately $5,566 and $5,765, respectively, to Syufy.

The Company has paid certain fees and expenses on behalf of its parent, Cinemark Holdings, Inc. and Cinemark Holdings, Inc. has paid income taxes and other items on behalf of the Company. The net receivable from Cinemark Holdings, Inc. as of December 31, 2014 and March 31, 2015 was $12,638 and $0, respectively.

16.	Commitments and Contingencies

Litigation — Joseph Amey, et al. v. Cinemark USA, Inc., Case No. 3:13cv05669, In the United States District Court for the Northern District of California, San Francisco Division. The case presents putative class action claims for damages and attorney’s fees arising from employee wage and hour claims under California law for alleged meal period, rest break, reporting time pay, unpaid wages, pay upon termination, and wage statements violations. The claims are also asserted as a representative action under the California Private Attorney General Act (“PAGA”). The Company denies the claims, denies that class certification is appropriate and denies that a PAGA representative action is appropriate, and is vigorously defending against the claims. The case is in pretrial discovery, no class action has been certified, and no representative action has been quantified or recognized. The Company denies any violation of law and plans to vigorously defend against all claims. The Company is unable to predict the outcome of the litigation or the range of potential loss, if any; however, the Company believes that its potential liability with respect to such proceeding is not material, in the aggregate, to its financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

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

17.	Subsequent Event – Amendment to Senior Secured Credit Facility

The Company is currently in the process of amending its Senior Secured Credit Facility to extend the maturity of the $700,000 term loan under the facility from 2019 to 2022 (“Amended Senior Secured Credit Facility”). Under the Amended Senior Secured Credit Facility, quarterly principal payments of $1,750 will be due through March 31, 2022 with the remaining principal of $635,250 due on May 8, 2022. Interest on the term loan and the revolving credit line will remain the same under the Amended Senior Secured Credit Facility.

18.	Condensed Consolidating Financial Information of Subsidiary Guarantors

As of March 31, 2015, the Company had outstanding $400,000 aggregate principal amount of 5.125% senior notes due 2022, or the 5.125% Senior Notes, $530,000 aggregate principal amount of 4.875% senior notes due 2023, or the 4.875% Senior Notes, and $200,000 aggregate principal amount of 7.375% senior subordinated notes due 2021, or the Senior Subordinated Notes (collectively the “Notes”). These Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the following subsidiaries of Cinemark USA, Inc.:

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

The following supplemental condensed consolidating financial information presents:

a.	Condensed consolidating balance sheet information as of December 31, 2014 and March 31, 2015, condensed consolidating statements of income information for the three months ended March 31, 2014 and 2015, condensed consolidating statements of comprehensive income (loss) information for the three months ended March 31, 2014 and 2015 and condensed consolidating statements of cash flows information for the three months ended March 31, 2014 and 2015.

b.	Cinemark USA, Inc. (the “Parent” and “Issuer”), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method of accounting and therefore, the Parent column reflects the equity income of its Guarantor Subsidiaries and Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Guarantor Subsidiaries and Non-Guarantor Subsidiaries column. Additionally, the Guarantor Subsidiaries column reflects the equity income (loss) of its Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Non-Guarantor Subsidiaries column.

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
Cinemark USA, Inc.’s stockholder’s equity:
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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

MARCH 31, 2015

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$67,803	$42,503	$422,421	$—	$532,727
Other current assets	60,377	20,128	58,841	(43,512)	95,834
Accounts receivable from parent or subsidiaries	285,342	—	—	(285,342)	—

Total current assets	413,522	62,631	481,262	(328,854)	628,561

Theatre properties and equipment - net	507,411	611,723	333,609	—	1,452,743

Investment in subsidiaries	1,239,064	329,497	—	(1,568,561)	—

Other assets	1,435,102	137,307	397,996	(5,682)	1,964,723

Total assets	$3,595,099	$1,141,158	$1,212,867	$(1,903,097)	$4,046,027

Liabilities and equity

Current liabilities

Current portion of long-term debt	$7,000	$—	$1,423	$—	$8,423
Current portion of capital lease obligations	5,513	9,495	1,724	—	16,732
Accounts payable and accrued expenses	190,082	73,785	91,027	(29,247)	325,647
Accounts payable to parent or subsidiaries	—	109,527	175,815	(285,342)	—

Total current liabilities	202,595	192,807	269,989	(314,589)	350,802

Long-term liabilities
Long-term debt, less current portion	1,807,250	1,868	5,565	(1,868)	1,812,815
Capital lease obligations, less current portion	102,228	74,859	18,770	—	195,857
Other long-term liabilities and deferrals	399,674	79,637	131,253	(18,079)	592,485

Total long-term liabilities	2,309,152	156,364	155,588	(19,947)	2,601,157

Commitments and contingencies

Equity
Cinemark USA, Inc.’s stockholder’s equity:
Common stock	49,543	457,369	10,219	(467,588)	49,543
Other stockholder’s equity	1,033,809	334,618	766,355	(1,100,973)	1,033,809

Total Cinemark USA, Inc. stockholder’s equity	1,083,352	791,987	776,574	(1,568,561)	1,083,352
Noncontrolling interests	—	—	10,716	—	10,716

Total equity	1,083,352	791,987	787,290	(1,568,561)	1,094,068

Total liabilities and equity	$3,595,099	$1,141,158	$1,212,867	$(1,903,097)	$4,046,027

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED MARCH 31, 2015

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$216,573	$258,963	$180,207	$(10,345)	$645,398

Cost of operations
Theatre operating expenses	176,282	178,234	128,188	(10,345)	472,359
General and administrative expenses	4,189	18,991	14,134	—	37,314
Depreciation and amortization	14,121	17,507	13,704	—	45,332
Impairment of long-lived assets	61	733	—	—	794
(Gain) loss on sale of assets and other	1,415	(1,582)	(1,283)	—	(1,450)

Total cost of operations	196,068	213,883	154,743	(10,345)	554,349

Operating income	20,505	45,080	25,464	—	91,049

Other income (expense)
Interest expense	(25,249)	(2,199)	(775)	16	(28,207)
Distributions from NCM	1,724	—	6,775	—	8,499
Equity in income of affiliates	45,085	11,615	5,200	(56,661)	5,239
Other income (expense)	46	11	(6,728)	(16)	(6,687)

Total other income	21,606	9,427	4,472	(56,661)	(21,156)

Income before income taxes	42,111	54,507	29,936	(56,661)	69,893
Income taxes	(790)	16,798	10,603	—	26,611

Net income	42,901	37,709	19,333	(56,661)	43,282
Less: Net income attributable to noncontrolling interests	—	—	381	—	381

Net income attributable to Cinemark USA, Inc.	$42,901	$37,709	$18,952	$(56,661)	$42,901

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

THREE MONTHS ENDED MARCH 31, 2014

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$35,834	$37,439	$21,459	$(58,645)	$36,087

Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $368	497	—	—	—	497
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $1,192	2,023	—	—	—	2,023
Other comprehensive income of equity method investments	262	—	262	(262)	262
Foreign currency translation adjustments	(9,195)	—	(9,189)	9,195	(9,189)

Total other comprehensive loss, net of tax	(6,413)	—	(8,927)	8,933	(6,407)

Total comprehensive income, net of tax	$29,421	$37,439	$12,532	$(49,712)	$29,680
Comprehensive loss attributable to noncontrolling interests	—	—	(259)	—	(259)

Comprehensive income attributable to Cinemark USA, Inc.	$29,421	$37,439	$12,273	$(49,712)	$29,421

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) INFORMATION

THREE MONTHS ENDED MARCH 31, 2015

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$42,901	$37,709	$19,333	$(56,661)	$43,282

Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $453	757	—	—	—	757
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $444	766	—	—	—	766
Other comprehensive income of equity method investments	384	—	367	(367)	384
Foreign currency translation adjustments	(46,681)	—	(46,675)	46,681	(46,675)

Total other comprehensive loss, net of tax	(44,774)	—	(46,308)	46,314	(44,768)

Total comprehensive income (loss), net of tax	$(1,873)	$37,709	$(26,975)	$(10,347)	$(1,486)
Comprehensive loss attributable to noncontrolling interests	—	—	(387)	—	(387)

Comprehensive income (loss) attributable to Cinemark USA, Inc.	$(1,873)	$37,709	$(27,362)	$(10,347)	$(1,873)

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2015

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$42,901	$37,709	$19,333	$(56,661)	$43,282
Adjustments to reconcile net income to cash provided by (used for) operating activities	(46,642)	14,710	8,963	56,661	33,692
Changes in assets and liabilities and other	(6,524)	(30,303)	(15,296)	—	(52,123)

Net cash provided by (used for) operating activities	(10,265)	22,116	13,000	—	24,851

Investing activities
Additions to theatre properties and equipment and other	(21,887)	(51,329)	(12,531)	—	(85,747)
Acquisition of theatre in Brazil	—	—	(2,651)	—	(2,651)
Proceeds from sale of theatre properties and equipment and other	2	987	1,399	—	2,388
Investment in joint ventures and other	—	—	(713)	—	(713)

Net cash used for investing activities	(21,885)	(50,342)	(14,496)	—	(86,723)

Financing activities
Dividends paid to parent	(28,750)	—	—	—	(28,750)
Repayments of long-term debt	(1,750)	—	(8)	—	(1,758)
Payments on capital leases	(1,296)	(2,168)	(449)	—	(3,913)
Other	2,244	(4,748)	—	—	(2,504)

Net cash used for financing activities	(29,552)	(6,916)	(457)	—	(36,925)

Effect of exchange rate changes on cash and cash equivalents	—	—	(7,317)	—	(7,317)

Decrease in cash and cash equivalents	(61,702)	(35,142)	(9,270)	—	(106,114)
Cash and cash equivalents:
Beginning of year	129,505	77,645	431,691	—	638,841

End of year	$67,803	$42,503	$422,421	$—	$532,727

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala and Bolivia. As of March 31, 2015, we managed our business under two reportable operating segments — U.S. markets and international markets. See Note 14 to our condensed consolidated financial statements.

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

Films leading the box office for the three months ended March 31, 2015 included American Sniper, 50 Shades of Grey, The Spongebob Movie: Sponge Out of Water, Kingsman: The Secret Service, Cinderella, and The Divergent Series: Insurgent. Films currently scheduled for wide-release during the remainder of 2015 include Furious 7, Star Wars: The Force Awakens, Hunger Games: Mockingjay Part II, Avengers: Age of Ultron, Jurassic World, Inside Out, Minions, the 24th James Bond film, The Good Dinosaur and Mission: Impossible 5, among other films.

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

Recent Developments

Amendment to Senior Secured Credit Facility

We are currently in the process of amending our Senior Secured Credit Facility to extend the maturity of the $700.0 million term loan under the facility from 2019 to 2022 (“Amended Senior Secured Credit Facility”). Under the Amended Senior Secured Credit Facility, quarterly principal payments of $1.8 million will be due through March 31, 2022 with the remaining principal of $635.3 million due on May 8, 2022. Interest on the term loan and the revolving credit line will remain the same under the Amended Senior Secured Credit Facility.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data and the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income.

	Three Months Ended March 31,
	2015	2014
Operating data (in millions):
Revenues
Admissions	$400.7	$380.9
Concession	214.4	193.0
Other	30.3	28.4

Total revenues	$645.4	$602.3
Cost of operations
Film rentals and advertising	215.7	200.7
Concession supplies	32.5	30.0
Salaries and wages	69.2	64.4
Facility lease expense	79.6	78.4
Utilities and other	75.4	75.9
General and administrative expenses	37.3	38.7
Depreciation and amortization	45.3	42.5
Impairment of long-lived assets	0.8	0.4
(Gain) loss on sale of assets and other	(1.4)	2.8

Total cost of operations	554.3	533.8

Operating income	$91.0	$68.5

Operating data as a percentage of total revenues:
Revenues
Admissions	62.1%	63.3%
Concession	33.2%	32.0%
Other	4.7%	4.7%

Total revenues	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	53.8%	52.7%
Concession supplies	15.2%	15.5%
Salaries and wages	10.7%	10.7%
Facility lease expense	12.3%	13.0%
Utilities and other	11.7%	12.6%
General and administrative expenses	5.8%	6.4%
Depreciation and amortization	7.0%	7.1%
Impairment of long-lived assets	0.1%	0.1%
(Gain) loss on sale of assets and other	(0.2)%	0.5%
Total cost of operations	85.9%	88.6%
Operating income	14.1%	11.4%

Average screen count (month end average)	5,677	5,585

Revenues per average screen (dollars)	$113,686	$107,839

(1)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three Months Ended March 31, 2015 Versus March 31, 2014

Revenues. Total revenues increased $43.1 million to $645.4 million for the three months ended March 31, 2015 (“first quarter of 2015”) from $602.3 million for the three months ended March 31, 2014 (“first quarter of 2014”), representing a 7.2% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Admissions revenues(1)	$295.8	$282.7	4.6%	$104.9	$98.2	6.8%	$400.7	$380.9	5.2%
Concession revenues(1)	$159.6	$145.5	9.7%	$54.8	$47.5	15.4%	$214.4	$193.0	11.1%
Other revenues(1)(2)	$15.7	$13.9	12.9%	$14.6	$14.5	0.7%	$30.3	$28.4	6.7%
Total revenues (1)(2)	$471.1	$442.1	6.6%	$174.3	$160.2	8.8%	$645.4	$602.3	7.2%
Attendance(1)	41.5	40.6	2.2%	24.0	20.9	14.8%	65.5	61.5	6.5%

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 14 of our condensed consolidated financial statements.

•	U.S. Admissions revenues increased $13.1 million as a result of a 2.2% increase in attendance and a 2.4% increase in average ticket price from $6.96 for the first quarter of 2014 to $7.13 for the first quarter of 2015. Concession revenues increased $14.1 million as a result of the 2.2% increase in attendance and a 7.5% increase in concession revenues per patron from $3.58 for the first quarter of 2014 to $3.85 for the first quarter of 2015. The increase in attendance was due to the success of the films released during the first quarter of 2015 and new theatres. The increase in average ticket price was primarily due to price increases. The increase in concession revenues per patron was primarily due to price increases and incremental sales. Other revenues increased primarily due to increases in screen advertising revenues.

•	International. Admissions revenues increased $6.7 million as a result of a 14.8% increase in attendance, partially offset by a 7.0% decrease in average ticket price from $4.70 for the first quarter of 2014 to $4.37 for the first quarter of 2015. Concession revenues increased $7.3 million as a result of the 14.8% increase in attendance and a 0.4% increase in concession revenues per patron from $2.27 for the first quarter of 2014 to $2.28 for the first quarter of 2015. The increase in attendance was due to the success of the films released during the first quarter of 2015 and new theatres. The decrease in average ticket price was primarily due to the mix of premium product and the unfavorable impact of foreign currency exchange rates in certain countries in which we operate. Concession revenues per patron increased primarily due to price increases, the impact of which was almost entirely offset by the unfavorable impact of foreign currency exchange rates in certain countries in which we operate.

Cost of Operations. The table below summarizes certain of our year-over-year theatre operating costs by reportable operating segment (in millions).

	U.S. Operating Segment		International Operating Segment		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014	2015	2014
Film rentals and advertising	$165.9	$154.0	$49.8	$46.7	$215.7	$200.7
Concession supplies	21.0	20.2	11.5	9.8	32.5	30.0
Salaries and wages	51.5	48.6	17.7	15.8	69.2	64.4
Facility lease expense	59.7	59.3	19.9	19.1	79.6	78.4
Utilities and other	53.4	53.8	22.0	22.1	75.4	75.9

•

U.S. Film rentals and advertising costs were $165.9 million, or 56.1% of admissions revenues, for the first quarter of 2015 compared to $154.0 million, or 54.5% of admissions revenues, for the first quarter of 2014. The increase in film rentals and advertising costs was due to the $13.1 million increase in admissions revenues and an increase in the film rentals and advertising rate. The increase in the film rentals and advertising rate was primarily due to the box office concentration of a few successful films during the first quarter of 2015 and increased film presentation costs. Concession supplies expense was $21.0 million, or 13.2% of concession revenues, for the first quarter of 2015 compared to $20.2 million, or 13.9% of concession revenues, for the first quarter of 2014. The decrease in the concession supplies rate was primarily due to the impact of price increases.

Salaries and wages increased to $51.5 million for the first quarter of 2015 from $48.6 million for the first quarter of 2014 primarily due to new theatres and increases in minimum wages. Facility lease expense increased to $59.7 million for the first quarter of 2015 from $59.3 million for the first quarter of 2014 due to new theatres. Utilities and other costs decreased to $53.4 million for the first quarter of 2015 from $53.8 million for the first quarter of 2014 due to decreases in digital and 3-D equipment lease costs.

•	International. Film rentals and advertising costs were $49.8 million, or 47.5% of admissions revenues, for the first quarter of 2015 compared to $46.7 million, or 47.6% of admissions revenues, for the first quarter of 2014. Concession supplies expense was $11.5 million, or 21.0% of concession revenues, for the first quarter of 2015 compared to $9.8 million, or 20.6% of concession revenues, for the first quarter of 2014.

Salaries and wages increased to $17.7 million for the first quarter of 2015 from $15.8 million for the first quarter of 2014 due to increased wage rates and new theatres. Facility lease expense increased to $19.9 million for the first quarter of 2015 from $19.1 million for the first quarter of 2014 due to new theatres and increased percentage rent expense as a result of increased revenues. Utilities and other costs decreased to $22.0 million for the first quarter of 2015 from $22.1 million for the first quarter of 2014. All of the above-mentioned theatre operating costs were also impacted by changes in foreign currency exchange rates in certain countries in which we operate.

General and Administrative Expenses. General and administrative expenses decreased to $37.3 million for the first quarter of 2015 from $38.7 million for the first quarter of 2014. The decrease was primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate and decreased professional fees, partially offset by increased salaries and incentive compensation expense.

Depreciation and Amortization. Depreciation and amortization expense was $45.3 million during the first quarter of 2015 compared to $42.5 million during the first quarter of 2014. The increase was primarily due to new theatres.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $0.8 million during the first quarter of 2015 compared to $0.4 million during the first quarter of 2014. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 10 to our condensed consolidated financial statements.

(Gain) Loss on Sale of Assets and Other. We recorded a gain on sale of assets and other of $1.4 million during the first quarter of 2015 compared to a loss of $2.8 million during the first quarter of 2014. The gain recorded during the first quarter of 2015 was primarily a result of lease amendments that resulted in the reduction of certain capital lease liabilities. The loss recorded during the first quarter of 2014 is primarily due to the replacement of certain theatre assets during the period.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $28.2 million during the first quarter of 2015 compared to $28.5 million during the first quarter of 2014.

Foreign Currency Exchange Gain (Loss). We recorded a foreign currency exchange loss of approximately $8.2 million during the first quarter of 2015 compared to a foreign currency exchange gain of $3.1 million during the first quarter of 2014. These amounts primarily represent the impact of changes in foreign currency exchange rates on intercompany transactions between our domestic subsidiaries and our international subsidiaries.

Distributions from NCM. We recorded distributions from NCM of $8.5 million during the first quarter of 2015 compared to $9.5 million during the first quarter of 2014, which were in excess of the carrying value of our Tranche 1 investment. See Note 5 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $5.2 million during the first quarter of 2015 compared to $3.6 million during the first quarter of 2014. The equity in income of affiliates recorded during the first quarter of 2015 primarily consisted of income of approximately $4.0 million related to our equity investment in DCIP (see Note 6 to our condensed consolidated financial statements) and income of approximately $0.8 million related to our equity investment in NCM (see Note 5 to our condensed consolidated financial statements). The equity in income of affiliates recorded during the first quarter of 2014 primarily consisted of income of approximately $3.2 million related to our equity investment in DCIP and income of approximately $0.4 million related to our equity investment in NCM.

Income Taxes. We recorded income tax expense of $26.6 million for the first quarter of 2015 compared to $21.1 million for the first quarter of 2014. The effective tax rate was approximately 38.1% for the first quarter of 2015 compared to 36.9% for the first quarter of 2014. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, nearly all of our theatres provide the patron a choice of using a credit card, debit card or advanced-sale type certificates such as a gift card, in place of cash. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $24.9 million for the three months ended March 31, 2015 compared to $61.5 million for the three months ended March 31, 2014. This decrease in cash provided by operating activities for the three months ended March 31, 2015 was primarily due to the timing of payments made to vendors for products received and services provided during the preceding quarter.

Investing Activities

Our investing activities have been principally related to the development and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $86.7 million for the three months ended March 31, 2015 compared to $53.7 million for the three months ended March 31, 2014.

Capital expenditures for the three months ended March 31, 2015 and 2014 were as follows (in millions):

Period	New Properties	Existing Properties		Total
Three Months Ended March 31, 2015	$28.2	$57.5	(a)	$85.7
Three Months Ended March 31, 2014	$27.4	$25.4		$52.8

(a)	Includes approximately $26.3 million for the purchase of our corporate headquarters building in Plano, TX.

Our U.S. theatre circuit consisted of 4,498 screens at March 31, 2015. During the three months ended March 31, 2015, we built one new theatre with nine screens and closed one theatre with ten screens. At March 31, 2015, we had signed commitments to open eight new theatres with 90 screens in domestic markets during the remainder of 2015 and open four new theatres with 48 screens subsequent to 2015. We estimate the remaining capital expenditures for the development of these 138 domestic screens will be approximately $85 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

Our international theatre circuit consisted of 1,189 screens at March 31, 2015. During the three months ended March 31, 2015, we built one new theatre with eight screens, acquired one theatre with five screens and closed one screen. At March 31, 2015, we had signed commitments to open ten new theatres and 72 screens in international markets during the remainder of 2015 and open three new theatres and 24 screens subsequent to 2015. We estimate the remaining capital expenditures for the development of these 96 international screens will be approximately $63 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our senior secured credit facility, and proceeds from debt issuances, sale leaseback transactions and/or sales of excess real estate.

Financing Activities

Cash used for financing activities was $36.9 million for the three months ended March 31, 2015 compared to $41.5 million for the three months ended March 31, 2014.

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of March 31, 2015 (in millions):

Cinemark, USA, Inc. term loan	$684.3
Cinemark USA, Inc. 4.875% senior notes due 2023	530.0
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0
Cinemark USA, Inc. 7.375% senior subordinated notes due 2021	200.0
Other	6.9

Total long-term debt	$1,821.2
Less current portion	8.4

Long-term debt, less current portion	$1,812.8

As of March 31, 2015, Cinemark USA, Inc. had $100.0 million in available borrowing capacity on our revolving credit line.

Contractual Obligations

There have been no material changes in our contractual obligations previously disclosed in “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed March 6, 2015.

Off-Balance Sheet Arrangements

Other than the operating leases and purchase commitments disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed March 6, 2015, we do not have any off-balance sheet arrangements.

Cinemark USA, Inc. 4.875% Senior Notes

On May 24, 2013, Cinemark USA, Inc. issued $530.0 million aggregate principal amount of 4.875% senior notes due 2023, at par value, (the “4.875% Senior Notes”). Interest on the 4.875% Senior Notes is payable on June 1 and December 1 of each year, beginning December 1, 2013. The 4.875% Senior Notes mature on June 1, 2023.

The indenture to the 4.875% Senior Notes contains covenants that include limitations on the amount of dividends that Cinemark USA, Inc. can pay. As of March 31, 2015, Cinemark USA, Inc. could have distributed up to approximately $1,783.1 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of March 31, 2015 was approximately 6.5 to 1.

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a seven year $700.0 million term loan and a five year $100.0 million revolving credit line (the “Senior Secured Credit Facility”). The term loan matures in December 2019. The revolving credit line matures in December 2017. Quarterly principal payments in the amount of $1.75 million are due on the term loan through September 2019 with the remaining principal of $652.8 million due on December 18, 2019.

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

The Senior Secured Credit Facility contains usual and customary negative covenants for agreements of this type, including restrictions on Cinemark USA, Inc.’s ability to pay dividends. In addition, if Cinemark USA, Inc. has borrowings outstanding on the revolving credit line, it is required to satisfy a consolidated net senior secured leverage ratio covenant as determined in accordance with the Senior Secured Credit Facility. Under the restrictions outlined in the agreements, as of March 31, 2015, Cinemark USA, Inc. could have distributed up to approximately $1,737.6 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the Senior Secured Credit Facility, subject to its available cash and other borrowing restrictions outlined in the agreement.

At March 31, 2015, there was $684.3 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $100.0 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the Senior Secured Credit Facility at March 31, 2015 was approximately 4.0% per annum.

Cinemark USA, Inc. 5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400.0 million aggregate principal amount of 5.125% senior notes due 2022, at par value (the “5.125% Senior Notes”). Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year, beginning June 15, 2013. The 5.125% Senior Notes mature on December 15, 2022.

The indenture to the 5.125% Senior Notes contains covenants including limitations on the amount of dividends that could be paid by Cinemark USA, Inc. As of March 31, 2015, Cinemark USA, Inc. could have distributed up to approximately $1,788.1 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of March 31, 2015 was approximately 6.8 to 1.

Cinemark USA, Inc. 7.375% Senior Subordinated Notes

On June 3, 2011, Cinemark USA, Inc. issued $200.0 million aggregate principal amount of 7.375% senior subordinated notes due 2021, at par value (the “Senior Subordinated Notes”). Interest on the Senior Subordinated Notes is payable on June 15 and December 15 of each year. The Senior Subordinated Notes mature on June 15, 2021.

The indenture to the Senior Subordinated Notes contains covenants including limitations on the amount of dividends that could be paid by Cinemark USA, Inc. As of March 31, 2015, Cinemark USA, Inc. could have distributed up to approximately $1,776.4 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the Senior Subordinated Notes, subject to its available cash and other borrowing restrictions outlined in the indenture governing the Senior Subordinated Notes. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1, and our actual ratio as of March 31, 2015 was approximately 6.5 to 1.

Covenant Compliance

As of March 31, 2015, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

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

Interest Rate Risk

We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt facilities. At March 31, 2015, there was an aggregate of approximately $234.3 million of variable rate debt outstanding under these facilities, which excludes $450.0 million of Cinemark USA, Inc.’s term loan debt that is hedged with the Company’s interest rate swap agreements in effect as of March 31, 2015 as discussed below. Based on the interest rates in effect on the variable rate debt outstanding at March 31, 2015, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $2.3 million.

Our interest rate swap agreements qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on our condensed consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive loss and the ineffective portion reported in earnings.

Below is a summary of our interest rate swap agreements as of March 31, 2015:

Nominal Amount (in millions)	Effective Date	Pay Rate	Receive Rate	Expiration Date
$175.0	December 2010	1.3975%	1-month LIBOR	September 2015
$175.0	December 2010	1.4000%	1-month LIBOR	September 2015
$100.0	November 2011	1.7150%	1-month LIBOR	April 2016

$450.0

The table below provides information about our fixed rate and variable rate long-term debt agreements as of March 31, 2015:

	Expected Maturity for the Twelve-Month Periods Ending March 31,								Average Interest Rate
	(in millions)
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed rate (1)	$1.4	$1.4	$1.4	$1.4	$451.3	$1,130.0	$1,586.9	$1,600.6	5.1%
Variable rate	7.0	7.0	7.0	7.0	206.3	—	234.3	234.8	3.2%

Total debt	$8.4	$8.4	$8.4	$8.4	$657.6	$1,130.0	$1,821.2	$1,835.4

(1)	Includes $450.0 million of the Cinemark USA, Inc. term loan, which represents the debt hedged with the Company’s interest rate swap agreements in effect as of March 31, 2015 discussed above.

Foreign Currency Exchange Rate Risk

There have been no material changes in foreign currency exchange rate risk previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K filed February 27, 2015.

Item 4.	Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2015, we carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes from legal proceedings previously reported under “Business – Legal Proceedings” in the Company’s Annual Report on Form 10-K filed March 6, 2015.

Item 1A.	Risk Factors

There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Annual Report on Form 10-K filed March 6, 2015.

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

Supplemental Schedules Specified by the Senior Notes Indentures and the Senior Subordinated Notes Indenture:

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

MARCH 31, 2015

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$354,253	$178,474	$—	$532,727
Other current assets	166,466	(70,632)	—	95,834

Total current assets	520,719	107,842	—	628,561

Theatre properties and equipment, net	1,452,743	—	—	1,452,743
Other assets	1,839,974	231,768	(107,019)	1,964,723

Total assets	$3,813,436	$339,610	$(107,019)	$4,046,027

Liabilities and equity

Current liabilities
Current portion of long-term debt	$7,034	$1,389	$—	$8,423
Current portion of capital lease obligations	16,732	—	—	16,732
Accounts payable and accrued expenses	325,553	94	—	325,647

Total current liabilities	349,319	1,483	—	350,802

Long-term liabilities
Long-term debt, less current portion	1,807,259	5,556	—	1,812,815
Capital lease obligations, less current portion	195,857	—	—	195,857
Other long-term liabilities and deferrals	488,408	104,077	—	592,485

Total long-term liabilities	2,491,524	109,633	—	2,601,157

Commitments and contingencies

Equity	972,593	228,494	(107,019)	1,094,068

Total liabilities and equity	$3,813,436	$339,610	$(107,019)	$4,046,027

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED MARCH 31, 2015

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Revenues	$645,398	$—	$—	$645,398

Cost of operations
Theatre operating costs	472,359	—	—	472,359
General and administrative expenses	37,313	1	—	37,314
Depreciation and amortization	45,332	—	—	45,332
Impairment of long-lived assets	794	—	—	794
Gain on sale of assets and other	(1,450)	—	—	(1,450)

Total cost of operations	554,348	1	—	554,349

Operating income (loss)	91,050	(1)	—	91,049

Other income (expense)	(33,045)	11,889	—	(21,156)

Income before income taxes	58,005	11,888	—	69,893
Income taxes	22,046	4,565	—	26,611

Net income	35,959	7,323	—	43,282
Less: Net income attributable to noncontrolling interests	381	—	—	381

Net income attributable to Cinemark USA, Inc.	$35,578	$7,323	$—	$42,901

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) INFORMATION

THREE MONTHS ENDED MARCH 31, 2015

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Net income	$35,959	$7,323	$—	$43,282

Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $453	757	—	—	757
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $444	766	—	—	766
Other comprehensive income in equity method investments	17	367	—	384
Foreign currency translation adjustments	(46,675)	—	—	(46,675)

Total other comprehensive income (loss), net of tax	(45,135)	367	—	(44,768)

Total comprehensive income (loss), net of tax	(9,176)	7,690	—	(1,486)
Comprehensive income attributable to noncontrolling interests	(387)	—	—	(387)

Comprehensive income (loss) attributable to Cinemark USA, Inc.	$(9,563)	$7,690	$—	$(1,873)

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2015

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Operating activities
Net income	$35,959	$7,323	$—	$43,282
Adjustments to reconcile net income to cash provided by operating activities	31,980	1,712	—	33,692
Changes in assets and liabilities	(50,912)	(1,211)	—	(52,123)

Net cash provided by operating activities	17,027	7,824	—	24,851

Investing activities
Additions to theatre properties and equipment and other	(85,747)	—	—	(85,747)
Acquisition of theatre in Brazil	(2,651)	—	—	(2,651)
Proceeds from sale of theatre properties and equipment	2,388	—	—	2,388
Investment in joint ventures and other	—	(713)	—	(713)

Net cash used for investing activities	(86,010)	(713)	—	(86,723)

Financing activities
Dividends paid to parent	(28,750)	—	—	(28,750)
Repayments of long-term debt	(1,758)	—	—	(1,758)
Payments on capital leases	(3,913)	—	—	(3,913)
Other	(2,504)	—	—	(2,504)

Net cash used for financing activities	(36,925)	—	—	(36,925)

Effect of exchange rate changes on cash and cash equivalents	(7,317)	—	—	(7,317)

Increase (decrease) in cash and cash equivalents	(113,225)	7,111	—	(106,114)
Cash and cash equivalents:
Beginning of year	467,478	171,363	—	638,841

End of year	$354,253	$178,474	$—	$532,727

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes and senior subordinated notes.

Item 6.	Exhibits

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark USA, Inc. for the quarter ended March 31, 2015, filed May 8, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK USA, INC.
Registrant
DATE: May 8, 2015

/s/ Tim Warner
Tim Warner
Chief Executive Officer

/s/ Sean Gamble
Sean Gamble
Chief Financial Officer

EXHIBIT INDEX

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark USA, Inc. for the quarter ended March 31, 2015, filed May 8, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.