Form 10-K
period 2015-12-31
CINEMARK USA INC /TX
filed 2016-03-04
CIK 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

As of February 29, 2016, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive proxy statement of Cinemark Holdings, Inc. the registrant’s parent company, to be filed within 120 days of December 31, 2015, are incorporated by reference into Part III, Items 10-14, of this annual report on Form 10-K.

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

Certain Definitions

Unless the context otherwise requires, all references to “we,” “our,” “us,” the “issuer” or “Cinemark” relate to Cinemark USA, Inc. and its consolidated subsidiaries. All references to Latin America are to Brazil, Mexico (sold during November 2013), Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia and Curacao. Unless otherwise specified, all operating and other statistical data are as of and for the year ended December 31, 2015.

PART I

Item 1.	Business

Our Company

Cinemark USA, Inc. and subsidiaries, or the Company, us or our, is a leader in the motion picture exhibition industry, with theatres in the United States, or U.S., Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia and Curacao.

As of December 31, 2015, we managed our business under two reportable operating segments: U.S. markets and international markets. See Note 18 to the consolidated financial statements.

Cinemark USA, Inc. is a Texas corporation incorporated in 1984 and a wholly-owned subsidiary of Cinemark Holdings, Inc. Our principal executive offices are at 3900 Dallas Parkway, Suite 500, Plano, Texas 75093. Our telephone number is (972) 665-1000. We maintain a corporate website at www.cinemark.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, are available on our website free of charge under the heading “About - Investor Relations – Financials - SEC Filings” as soon as practicable after such reports are filed or furnished electronically to the Securities and Exchange Commission, or the SEC. Additionally, all of our filings with the SEC can be accessed on the SEC’s website at http://www.sec.gov.

Description of Business

We are one of the leaders in the motion picture exhibition industry. As of December 31, 2015, we operated 513 theatres and 5,796 screens in the U.S. and Latin America and approximately 280 million patrons attended our theatres worldwide during the year ended December 31, 2015. We are one of the most geographically diverse worldwide exhibitors, with theatres in fifteen countries as of December 31, 2015. As of December 31, 2015, our U.S. circuit had 337 theatres and 4,518 screens in 41 states and our international circuit had 176 theatres and 1,278 screens.

Revenues, operating income and net income attributable to Cinemark USA, Inc. for the year ended December 31, 2015, were $2,852.6 million, $425.8 million and $218.5 million, respectively. At December 31, 2015 we had cash and cash equivalents of $588.5 million and total long-term debt of $1,814.6 million. Approximately $579.0 million, or 32%, of our long-term debt accrues interest at variable rates and approximately $8.4 million of our long-term debt matures in 2016.

We selectively build or acquire new theatres in markets where we can establish and maintain a strong market position. During the year ended December 31, 2015, we built 22 new theatres with 182 screens and acquired three theatres with 19 screens.

We believe our portfolio of modern high-quality theatres with multiple platforms provides a preferred destination for moviegoers and contributes to our solid and consistent cash flows from operating activities. Our significant and diverse presence in the U.S. and Latin America has made us an important distribution channel for movie studios, particularly considering the expanding worldwide box office.

We continue to develop and expand new platforms and market adaptive concepts for our theatre circuit, such as XD, Movie Bistro, Cinemark Reserve, Luxury Lounger reclining seats, D-BOX seating, CinèArts and other premium concepts.

Our XD screens represent the largest private label premium large format footprint in the industry. Our XD auditorium offers a premium experience utilizing the latest in digital projection and enhanced custom sound, including a Barco Auro 11.1 sound system or Dolby Atmos in select locations. The XD experience includes wall-to-wall and ceiling-to-floor screens, wrap-around sound, plush seating and a maximum comfort entertainment environment for an immersive experience. The exceptional XD technology does not require special format movie prints, which allows us the flexibility to play any available digital print we choose, including 3-D content, in the XD auditorium without any print enhancements required. As of December 31, 2015, we had 210 XD auditoriums in our worldwide circuit with plans to install 15 to 20 more XD auditoriums during 2016.

The Movie Bistro locations offer in-theatre dining with expanded food offerings, such as fresh wraps, hot sandwiches, burgers, and gourmet pizzas, and a selection of beers, wines, and frozen cocktails, all of which can be enjoyed in the comfort of the auditoriums. We currently have three domestic theatres and one international theatre with the bistro concept and we plan to expand this premium concept to two new domestic locations during 2016.

During 2014, we opened our first Cinemark Reserve theatre in the U.S., which features a VIP area with luxury recliner seating and other amenities, along with a wide variety of food and beverage products. We opened our second Cinemark Reserve theatre in the U.S. during 2015. We have a similar VIP concept offering recliner seating in five other domestic locations and in 22 of our international theatres, referred to locally as either Cinemark Premiere or Cinemark Prime. We plan to continue to incorporate this concept in four of our new domestic and international theatres and convert three of our existing locations during 2016.

We have incorporated Luxury Lounger reclining seats in the majority of our new domestic builds and have also repositioned some of our existing domestic theatres to offer this premium seating feature. We currently feature Luxury Loungers in 29 of our domestic theatres, representing 397 screens. We plan to offer the Luxury Loungers in approximately 20% of our domestic circuit by the end of 2016.

We currently have auditoriums throughout our worldwide circuit that offer seats with immersive cinematic motion, called D-BOX. These seats are programmed in harmony with the audio and video content of the film and makes the viewer feel as if they are part of the movie itself. We offer D-BOX seating in 96 auditoriums throughout our worldwide circuit. We expect to add D-BOX seating to 40 locations during 2016.

Our CinèArts locations provide moviegoers with the best selection of art and independent cinema in a captivating, unique environment and has set the industry standard for providing distinct, acclaimed and award-winning films. We currently have 14 domestic theatres that are dedicated to art and independent content and 57 of our other domestic theatres also offer art and independent films on a limited basis.

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

Currently, all of our first-run domestic and international theatres are fully digital. Digital projection allows us to present 3-D content and alternative entertainment such as live and pre-recorded sports programs, concert events, the Metropolitan Opera, gaming events and other special presentations. Three-dimensional technology offers a premium experience with crisp, bright, ultra-realistic images. According to Motion Picture Association of America, or MPAA, approximately 17% and 13% of domestic box office for 2013 and 2014, respectively, was generated by 3-D tickets.

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

We have started to expand satellite delivery technology into some of our Latin American markets, initially for live event presentations. Approximately 59 of our international theatres have capabilities to receive live event feeds via satellite, with some of these locations also able to receive film content via satellite.

Domestic Markets

The U.S. motion picture exhibition industry set an all-time box office record during 2015 with an estimated $11.1 billion in revenues. This represents an increase of approximately 7% over 2014 and an increase of 2% over box office revenues for the previous record set during 2013. The following table represents the results of a survey by MPAA published during March 2015, outlining the historical trends in U.S. box office performance for the ten year period from 2005 to 2014 (industry data for 2015 has not yet been released):

	U.S. Box Office Revenues	Attendance	Average Ticket
Year	($ in billions)	(in billions)	Price
2005	$8.8	1.38	$6.41
2006	$9.2	1.40	$6.55
2007	$9.6	1.40	$6.88
2008	$9.6	1.34	$7.18
2009	$10.6	1.42	$7.50
2010	$10.6	1.34	$7.89
2011	$10.2	1.28	$7.93
2012	$10.8	1.36	$7.96
2013	$10.9	1.34	$8.13
2014	$10.4	1.27	$8.17

Films leading the box office during the year ended December 31, 2015 included Star Wars: The Force Awakens, Jurassic World, Avengers: Age of Ultron, Hunger Games: Mockingjay Part II, Furious 7, American Sniper, 50 Shades of Grey, Inside Out, Minions, Spectre and Mission: Impossible 5, among other films.

Films scheduled for release during 2016 include well-known franchise films such as Captain America: Civil War, Batman V Superman: Dawn Of Justice, Finding Dory, Star Trek Beyond, and X-Men: Apocalypse; action films such as Deadpool; family films such as The Secret Life Of Pets, Zootopia, Alice Through The Looking Glass, and Sing; and spin-off films such as Rogue One: A Star Wars Story and the Harry Potter spin-off Fantastic Beasts And Where To Find Them, among other films.

International Markets

According to MPAA, international box office revenues were $26.0 billion for the year ended December 31, 2014, representing a 4% increase over 2013. International box office growth is a result of strong economies, ticket price increases and new theatre construction. According to MPAA, Latin American box office revenues were $3.0 billion for the year ended December 31, 2014, consistent with 2013 performance.

Growth in Latin America continues to be fueled by a combination of growing populations, attractive demographics (i.e., a significant teenage population), continued retail development, and quality product from Hollywood, including 3-D and alternative content offerings. In many Latin American countries, including Brazil, Argentina, Colombia, Peru and Chile, successful local film product can also provide incremental box office growth opportunities.

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

Increased Importance of International Markets for Box Office Success. International markets continue to be an increasingly important component of the overall box office revenues generated by Hollywood films, accounting for $26.0 billion, or approximately 72%, of 2014 total worldwide box office revenues according to MPAA. (As of the date of this report, 2015 industry data was not yet available.) With the continued growth of the international motion picture exhibition industry, we believe the relative contribution of markets outside North America will become even more significant. Many of the top U.S. films released during 2015 also performed exceptionally well in international markets. Such films included Furious 7, which grossed approximately $1,162.0 million in international markets, or approximately 77% of its worldwide box office, Avengers: Age of Ultron, which grossed approximately $946.0 million in international markets, or approximately 67% of its worldwide box office, and Jurassic World, which grossed approximately $1,014.0 million in international markets, or approximately 61% of its worldwide box office.

Stable Box Office Levels. Over the past ten years, industry statistics have shown slight increases and decreases in attendance from one year to another, however domestic box office revenues have remained relatively stable during this period. The industry has not experienced highly volatile results, even during recessionary periods, demonstrating the stability of the industry and its continued ability to attract consumers.

Convenient and Affordable Form of Out-Of-Home Entertainment. Movie going continues to be one of the most convenient and affordable forms of out-of-home entertainment, with an estimated average ticket price in the U.S. of $8.17 in 2014. Average prices in 2014 for other forms of out-of-home entertainment in the U.S., including sporting events and theme parks, ranged from approximately $28.00 to $84.00 per ticket according to MPAA. (As of the date of this report, 2015 industry data was not available.)

Innovation Using Digital and Satellite Technology. Our industry began converting to digital projection technology during 2009. Our domestic circuit also converted to satellite technology during 2014 and our international circuit has started to implement satellite technology as a means to receive film and other content. Digital projection combined with satellite delivery allows exhibitors to expand their product offerings, including the presentation of 3-D content and alternative entertainment. Alternative entertainment may include pre-recorded programs as well as live sports programs, concert events, the Metropolitan Opera, e-sports gaming events and other special presentations. New and enhanced programming alternatives expands the industry’s offerings to attract a broader customer base.

Introduction of New Platforms and Product Offerings. The motion picture exhibition industry continues to develop new movie theatre platforms and concepts to respond to varying and changing consumer preferences. In addition to changing the overall style of, and amenities offered in some theatres, concession product offerings have continued to expand to more than just traditional popcorn and candy items. Some locations now offer hot foods, adult beverages and/or healthier snack options for patrons.

Competitive Strengths

We believe the following strengths allow us to compete effectively:

Experienced Management. Led by Chairman and founder Lee Roy Mitchell, Chief Executive Officer Mark Zoradi, Chief Financial Officer Sean Gamble, President and Chief Operating Officer Robert Copple and President-International Valmir Fernandes, our operational management team has many years of industry experience. Each of our international offices is led by general managers that are local citizens familiar with cultural, political and economic factors impacting each country. Our worldwide management team has successfully navigated us through many industry and economic cycles.

Disciplined Operating Philosophy. We generated operating income and net income attributable to Cinemark Holdings, Inc. of $425.8 million and $218.5 million, respectively, for the year ended December 31, 2015. Our solid operating performance is a result of our disciplined operating philosophy that centers on building high-quality theatres, while maintaining favorable theatre-level economics, controlling operating costs and effectively reacting to economic and market changes.

Leading Position in Our U.S. Markets. We have a leading market share in most of the U.S. markets we serve, which includes a presence in 41 states. For the year ended December 31, 2015, we ranked either first or second, based on box office revenues, in 22 out of our top 30 U.S. markets, including the San Francisco Bay Area, Dallas, Houston, Salt Lake City, Sacramento, Cleveland and Austin.

Located in Top Latin American Markets. We have continued to invest throughout Latin America. As of December 31, 2015, we operated 176 theatres and 1,278 screens in 14 countries. Our international screens generated revenues of $728.7 million, or 25.5% of our total revenues, for the year ended December 31, 2015. We have successfully established a significant presence in major cities in the region, with theatres in thirteen of the fifteen largest metropolitan areas in South America. We are the largest exhibitor in Brazil and Argentina. Our geographic diversity makes us an important distribution channel for the movie studios.

State-of-the-Art Theatre Circuit. We offer state-of-the-art theatres, which we believe makes our theatres a preferred destination for moviegoers in our markets. During 2015, we built 182 new screens worldwide. We currently have commitments to open 184 additional new screens over the next three years. We have installed digital projection technology in all of our worldwide auditoriums. Currently, approximately 55% of our U.S. screens and 65% of our international screens are 3-D compatible. We currently have 14 digital IMAX screens. As of December 31, 2015, we had the industry-leading private label premium large format circuit with 210 XD auditoriums in our theatres. We have plans to install 15 to 20 additional XD auditoriums during 2016. We also continue to develop new market-adaptive theatre concepts in various markets. We believe we offer the brightest picture in the industry, with our Doremi servers and Barco digital projectors, and custom surround sound in our auditoriums. We have also established a centralized theatre support center that monitors and responds to projection performance and theatre network connectivity issues across our worldwide circuit on real-time basis.

Disciplined and Targeted Growth Strategy. We continue to grow organically as well as through the acquisition of high-quality theatres in select markets. Our growth strategy has centered around achieving a target return on investment while also complementing our existing theatre circuit. We continue to generate significant cash flows from operating activities, which demonstrates the success of our growth strategy. We believe a combination of our strong balance sheet and our expected level of cash flows will continue to provide us with the financial flexibility to pursue further growth opportunities, while also allowing us to efficiently service our debt obligations and continue to offer our stockholders a strong dividend yield under our current dividend policy.

Our Strategy

We believe our disciplined operating philosophy and experienced operational management team will enable us to continue to enhance our leading position in the motion picture exhibition industry. Key components of our strategy include:

Focus on Operational Excellence and Customer Satisfaction. We continue to focus on achieving operational excellence by controlling theatre operating costs and training and motivating our staff all while focusing on making each of our customer’s experiences memorable. We strive for first-rate customer service and focus on driving attendance. Our consistent industry-leading margins reflect our ability to deliver the highest quality presentation to our patrons while also managing changes in product and consumer preferences.

Growth in Existing and New Markets. We continue to seek growth opportunities by building or acquiring high-quality theatres that meet our strategic, financial and demographic criteria. We added 25 new theatres with 201 screens to our worldwide circuit during the year ended December 31, 2015. We also monitor economic and market trends to ensure our existing theatres offer a broad range of products, prices and platforms that satisfy our patrons and to develop new concepts to adapt to changes in preferences. During 2014, we acquired one theatre in Alabama, a new state for us and we opened our first theatre in Bolivia. During 2015, we opened our first theatre in Curacao, adding another new country to our diverse circuit. We have plans to open a theatre in Paraguay, another new country, in 2016.

Commitment to Technological and Product Innovation. Our commitment to technological innovation has resulted in us being 100% digital in our worldwide circuit as of December 31, 2015. In the U.S., 100% of our projectors are networked with satellite infrastructure and our Latin American theatres will be 100% capable by the end of 2016. We continue to expand our worldwide XD auditorium footprint. We are also committed to developing and expanding our new market-adaptive theatres. With our technological innovations, we have broadened the range of entertainment options offered at our theatres by expanding content to include concert events, e-sports gaming events and other special presentations. Approximately 57% of our worldwide screens are 3-D compatible. We are also committed to developing and expanding our market-adaptive concepts. Our concession and food offerings are progressing to selectively include upscale options, hot prepared food, offerings tailored to local demographics, alcoholic beverages, and healthy snack alternatives in addition to our more standard concession products. Theatre amenities we provide to our customers may include our private-label premium large format XD screens, Luxury Lounger reclining seats, VIP lounge areas, reserved seating, and seats with cinematic motion.

Sustained Investment in Existing Circuit. While we continue to grow our theatre circuit with new builds and acquisitions, we also remain committed to investing in our existing theatres to ensure they provide our customers with a comfortable, high-quality entertainment experience. We spent approximately $140 million and $199 million on capital expenditures for existing theatres during the years ended December 31, 2014 and 2015, respectively. Our efforts during 2015 included remodeling some of our existing theatres to include reclining seats and expanded concession offerings, the purchase of our corporate headquarters building in Plano, TX and routine improvements to ensure our theatres offer the highest quality guest experience.

Theatre Operations

As of December 31, 2015, we operated 513 theatres and 5,796 screens in 41 U.S. states and 14 Latin American countries. The following tables summarize the geographic locations of our theatre circuit as of December 31, 2015.

United States Theatres

	Total	Total
State	Theatres	Screens
Texas	87	1,136
California	67	837
Ohio	29	365
Utah	16	209
Nevada	10	154
Colorado	9	136
Pennsylvania	9	125
Kentucky	9	119
Illinois	8	118
Florida	6	110
Oregon	6	90
Arizona	6	90
Louisiana	5	74
Virginia	5	70
Oklahoma	5	65
Connecticut	4	58
Washington	4	55
New Mexico	4	54
Indiana	4	40
Iowa	3	50
Michigan	3	50
Massachusetts	3	46
Arkansas	3	44
Mississippi	3	41
South Carolina	3	34
North Carolina	3	31
Maryland	2	39
New Jersey	2	28
Georgia	2	27
New York	2	27
South Dakota	2	26
Montana	2	25
West Virginia	2	22
Delaware	2	22
Kansas	1	20
Alaska	1	16
Missouri	1	15
Tennessee	1	14
Wisconsin	1	14
Alabama	1	14
Minnesota	1	8

Total	337	4,518

International Theatres

Country	Total Theatres	Total Screens
Brazil	74	568
Colombia	29	151
Argentina	20	179
Central America(1)	17	124
Chile	16	114
Peru	12	84
Ecuador	7	45
Bolivia	1	13

Total	176	1,278

(1)	Includes Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala and Curacao.

We first entered Latin America when we opened a theatre in Chile in 1993. Since then, through our focused international growth strategy, we have developed the most geographically diverse theatre circuit in the region. We have balanced our risk through a diversified international portfolio, which includes theatres in thirteen of the fifteen largest metropolitan areas in South America. We have established significant presence in Brazil and Argentina, where we are the largest exhibitor, with 568 and 179 screens, respectively, as of December 31, 2015.

We believe that certain markets within Latin America continue to be underserved as penetration of movie screens per capita in these markets is substantially lower than in the U.S. and European markets. We intend to continue to build and expand our presence in international markets, with emphasis on Latin America, and fund our expansion primarily with cash flow generated in those markets. We are able to mitigate cash flow exposure to currency fluctuations by transacting local operating expenses primarily in their respective local currencies. Our geographic diversity throughout Latin America has allowed us to maintain consistent local currency revenue growth, notwithstanding currency and economic fluctuations that may affect any particular market.

Content and Film Licensing

We offer a variety of content at our theatres. We monitor upcoming films and related events and work with film distributors to license the content that we believe will be most successful in our theatres. We play mainstream films from many different genres, such as animated films, family films, dramas, comedies, horror and action films. We offer content in both 2-D and 3-D formats in all of our theatres, and in select locations, we also offer a D-BOX format. The D-BOX format features moving seats and added sensory features in addition to the ultra-realistic images of 3-D technology.

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

During December 2013, we formed a joint venture, named AC JV, LLC, with Regal Entertainment Group, or Regal, and AMC Entertainment, Inc., or AMC, which then purchased the Fathom event business from National CineMedia, LLC. The Fathom event business generally focuses on the marketing and distribution of live and pre-recorded entertainment programming to movie theatres to augment theatres’ feature film schedules. AC JV, LLC will continue to bring alternative events to our theatres, including the Metropolitan Opera, sports programs, concert events, e-sports gaming events and other special presentations, that may be live or pre-recorded. We, along with AC JV, LLC, continue to identify new ways to utilize our theatre platform to provide entertainment to consumers.

In the domestic marketplace, our corporate film department negotiates with film distributors to license films for each of our domestic theatres. The film distributors are responsible for determining film release dates and film marketing campaigns and the related expenditures. We are responsible for booking the films in film licensing zones, which are either free film licensing zones or competitive film licensing zones. In free film licensing zones, movies can be booked without regard to the film bookings of other exhibitors within that area. In competitive film licensing zones, the distributor allocates its movies generally based on demographics, the conditions, capacity and grossing potential of each theatre, and the terms of exhibition. We are generally able to book films without regard to the film bookings of other exhibitors at approximately 93% of our domestic theatres. We face competition from other exhibitors and other forms of entertainment, as discussed under Competition below, in both our free and competitive film licensing zones.

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

In both our domestic and international locations, we pay film rental fees based on a film’s box office receipts at each of our theatres. Film rental rates are negotiated based on either a firm terms formula under which we pay a negotiated rate as determined prior to a film’s run; a sliding scale formula under which the rate is based on a standard rate matrix that is established prior to a film’s run; or a rate that is negotiated after a film’s run.

Food and Beverage

Concession sales are our second largest revenue source, representing approximately 33% of total revenues. Concession sales have a much higher margin than admissions sales. We have devoted considerable management effort to increasing concession sales by expanding our offerings and adapting to our customers’ changing preferences, as discussed below.

Concession Product Mix. Common concession products offered at all of our theatres include various sizes and types of popcorn, soft drinks, coffees, juice blends, candy and quickly-prepared or pre-prepared food, such as hot dogs, pizza, pretzel bites, nachos and ice cream. Other varieties and flavors of candy, snacks and drinks are offered at theatres based on preferences in that particular market. We have recently introduced some healthier snack and beverage options for our patrons, which are available at some locations, and also offer a variety of alcoholic beverages in some locations.

Through our Movie Bistro, Cinemark Reserve and Cinemark Premier concepts, we have expanded concession product offerings to include more food and drink options, such as fresh wraps, hot sandwiches, burgers, and gourmet pizzas, and a selection of beers, wines, and frozen cocktails, all of which can be enjoyed in the comfort of the auditoriums. We also have lobby bars and VIP lounges in certain domestic and international theatres.

Our point of sale system allows us to monitor product sales and make changes to product mix when necessary, which also allows us to quickly take advantage of national as well as regional product launches and promotions.

Pricing. New products and promotions are introduced on a regular basis to increase concession purchases as well as to attract new buyers. We offer specially-priced product combinations at many of our theatres. We periodically offer discounts to our patrons on certain products by offering weekly coupons as well as reusable popcorn tubs and soft drink cups that can be refilled at a discounted price. In certain international countries, we offer a loyalty benefit program to frequent patrons.

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

Cost Control. We negotiate prices for concession supplies directly with concession vendors and manufacturers to obtain volume discounts and negotiate rebates. Concession supplies are generally distributed through a distribution network. The concession distributor delivers inventory to the theatres, which place orders directly with the vendors to replenish stock. We conduct a weekly inventory of concession products at every theatre to ensure proper stock levels are maintained to appropriately serve our customers.

Pre-Feature Screen Advertising

In our domestic markets, our theatres are part of the in-theatre digital network operated by National CineMedia, LLC, or NCM. NCM provides advertising to our theatres through its branded “First Look” pre-feature entertainment program and also handles lobby promotions and displays for our theatres. We believe that the reach, scope and digital delivery capability of NCM’s network provides an effective platform for national, regional and local advertisers to reach an engaged audience. We receive a monthly theatre access fee for participation in the NCM network and also earn screen advertising revenue on a per patron basis. As of December 31, 2015, we had an approximate 19% ownership interest in NCM. See Note 4 to the consolidated financial statements for further discussion of our investment in NCM.

In our international markets, during 2011, our wholly-owned subsidiary Flix Media Publicidade E Entretenimento, Ltda., or Flix Media, began handling all of our screen advertising functions in Brazil. Our Flix Media marketing personnel work with local agencies and advertisers to coordinate screen advertising in our Brazil theatres. We have expanded the Flix Media advertising services to another exhibitor in Brazil through a revenue share agreement. In Argentina, we also have in-house personnel that work with local advertisers to arrange screen advertising in our Argentina theatres. We recently acquired an advertising business in Chile, which we will also integrate with our Flix Media division. In our other international markets, we outsource our screen advertising to local companies who have established relationships with local advertisers that provide similar benefits as NCM. The terms of our international screen advertising contracts vary by country. In some of these locations, we earn a percentage of the screen advertising revenues collected by our partners and in other locations we are paid a fixed annual fee for access to our screens. We will continue to expand Flix Media into our other international locations over the next few years. In addition to screen advertising in our theatres, we intend to expand Flix Media’s services to include, among other things, alternative content, online ticketing, and loyalty initiatives.

Technology Innovations

The motion picture exhibition industry has undertaken certain technology initiatives over the past few years, as discussed below.

Digital Cinema Distribution Coalition

Through the joint venture DCDC with Regal, AMC, Warner Bros. Entertainment, Inc. and Universal Pictures, we began delivering digital content to domestic theatres via satellite during October 2013. As of December 31, 2015, 100% of our domestic auditoriums were capable of receiving content via satellite. Delivery of content via satellite reduces film transportation costs for both distributors and exhibitors, as a portion of the costs to produce and ship hard drives has been eliminated. The satellite delivery system established by DCDC is available to all exhibitors and content providers and allows live and store-and-forward content to be delivered to our theatres.

Satellite Delivery - International

The industry is beginning to expand satellite delivery technology to certain Latin American markets. Currently, 59 of our international theatres have the ability to receive live events via satellite, with some of these also able to receive film content via satellite. During 2016, we plan to install the necessary equipment in all of our international theatres to allow them to receive content via satellite.

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

Competition

We are one of the leaders in the motion picture exhibition industry. We compete against local, regional, national and international exhibitors with respect to attracting patrons, licensing films and developing new theatre sites. Our primary U.S. competitors include Regal, AMC and Carmike Cinemas, Inc. and our primary international competitors, which vary by country, include Cinépolis, Cine Colombia, CinePlanet, Kinoplex (GSR), and Araujo.

We are generally able to book films without regard to the film bookings of other exhibitors at approximately 93% of our theatres. In competitive film licensing zones, the distributor allocates its movies generally based on demographics, the conditions, capacity and grossing potential of each theatre, and the terms of exhibition. In all theatres, our success in attracting patrons depends on location, theatre capacity, quality of projection and sound equipment, film showtime availability, customer service quality, and ticket prices.

We compete for new theatre sites with other movie theatre exhibitors as well as other entertainment venues. Securing a potential site depends upon factors such as committed investment and resources, theatre design and capacity, revenue and patron potential, and financial stability.

We also face competition from a number of other motion picture exhibition delivery systems, such as digital downloads, video on-demand, pay-per-view television, DVDs, network and syndicated television. We also face competition from other forms of entertainment competing for the public’s leisure time and disposable income, such as concerts, theme parks and sporting events.

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

Corporate Operations

Our worldwide headquarters is located in Plano, Texas. Personnel at our corporate headquarters provide oversight and support for our domestic and international theatres, including our executive team and department heads in charge of film licensing, food and beverage, theatre operations, theatre construction and maintenance, real estate, human resources, marketing, legal, finance, accounting, tax, audit and information technology. Our U.S. operations are divided into nineteen regions, each of which is headed by a region leader. We have eight regional offices in Latin America responsible for the local management of theatres in fourteen countries (Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala and Curacao are operated out of one Central American regional office). Each regional office is headed by a general manager with additional personnel responsible for film licensing, marketing, human resources, information technology, operations and accounting. We have chief financial officers in Brazil and Argentina, which are our two largest international markets.

Employees

We have approximately 19,300 employees in the U.S., approximately 19% of whom are full time employees and 81% of whom are part time employees. We have approximately 9,000 employees in our international markets, approximately 37% of whom are full time employees and approximately 63% of whom are part time employees. Due to the seasonal nature of our business as discussed above, our headcount can vary throughout the year, depending on the timing and success of movie releases. Some of our international locations are subject to union regulations. We regard our relations with our employees to be satisfactory.

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

Financial Information About Geographic Areas

We currently have operations in the U.S., Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, and Curacao which are reflected in the consolidated financial statements. See Note 18 to the consolidated financial statements for segment information and financial information by geographic area.

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

Our results of operations fluctuate on a seasonal basis.

Our results of operations vary from period to period based upon the quantity and quality of the motion pictures that we show in our theatres. The major film distributors generally release the films they anticipate will be most successful during the summer and holiday seasons. Consequently, we typically generate higher revenues during these periods. The unexpected emergence of a successful film during other periods or the failure of an expected success at a key time could alter this seasonality trend. Due to the dependency on the success of films released from one period to the next, results of operations for one period may not be indicative of the results for the following period or the same period in the following year.

A deterioration in relationships with film distributors could adversely affect our ability to obtain commercially successful films.

We rely on the film distributors to supply the films shown in our theatres. The film distribution business is highly concentrated, with six major film distributors accounting for approximately 84.4% of U.S. box office revenues and 46 of the top 50 grossing films during 2015. Numerous antitrust cases and consent decrees resulting from the antitrust cases impact the distribution of films. Film distributors license films to exhibitors on a theatre-by-theatre and film-by-film basis. Consequently, we cannot guarantee a supply of films by entering into long-term arrangements with major distributors. We are therefore required to negotiate licenses for each film and for each theatre. A deterioration in our relationship with any of the seven major film distributors could adversely affect our ability to obtain commercially successful films and to negotiate favorable licensing terms for such films, both of which could adversely affect our business and operating results.

We face intense competition for patrons and films which may adversely affect our business.

The motion picture exhibition industry is highly competitive. We compete against local, regional, national and international exhibitors in many of our markets. We compete for both patrons and licensing of films. In markets where we do not face competitive theatres, there is a risk of new theatres being built. The competition for patrons is dependent upon such factors as location, theatre capacity, quality of projection and sound equipment, film showtime availability, customer service quality, products and amenities offered, and ticket prices. The principal competitive factors with respect to film licensing include the theatre’s location and its demographics, the condition, capacity and grossing potential of each theatre, and licensing terms. If we are unable to attract patrons or to license successful films, our business may be adversely affected.

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

We have 176 theatres with 1,278 screens in fourteen countries in Latin America. Brazil represented approximately 10.2% of our consolidated 2015 revenues. Governmental regulation of the motion picture industry in foreign markets differs from that in the United States. Changes in regulations affecting prices, quota systems requiring the exhibition of locally-produced films and restrictions on ownership of property may adversely affect our international operations. Our international operations are subject to certain political, economic and other uncertainties not encountered by our domestic operations, including risks of severe economic downturns and high inflation. We also face risks of currency fluctuations, hard currency shortages and controls of foreign currency exchange and cash transfers to the U.S., all of which could have an adverse effect on the results of our operations.

We have substantial long-term lease and debt obligations, which may restrict our ability to fund current and future operations and that restrict our ability to enter into certain transactions.

We have, and will continue to have, significant long-term debt service obligations and long-term lease obligations. As of December 31, 2015, we had $1,814.6 million in long-term debt obligations, $227.7 million in capital lease obligations and $1,699.9 million in long-term operating lease obligations. Our substantial lease and debt obligations pose risk by:

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

Our ability to make scheduled payments of principal and interest with respect to our indebtedness will depend on our ability to generate positive cash flows and on our future financial results. Our ability to generate positive cash flows is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. We may not be able to continue to generate cash flows at current levels, or guarantee that future borrowings will be available under our senior secured credit facility, in an amount sufficient to enable us to pay our indebtedness. If our cash flows and capital resources are insufficient to fund our lease and debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and these actions may not be successful or permit us to meet our scheduled debt service obligations and these actions may be restricted under the terms of our existing or future debt agreements, including our senior secured credit facility.

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

As of December 31, 2015, we had an ownership interest in NCM of approximately 19%. We receive a monthly theatre access fee under our Exhibitor Services Agreement with NCM and we are entitled to receive mandatory quarterly distributions of excess cash from NCM. During the years ended December 31, 2014 and 2015, the Company received approximately $9.2 million and $11.3 million in other revenues from NCM, respectively, and $18.5 million and $18.1 million in cash distributions in excess of our investment in NCM, respectively. Cinema advertising is a small component of the U.S. advertising market and therefore, NCM competes with larger, more established and well known media platforms such as broadcast radio and television, cable and satellite television, outdoor advertising and Internet portals. In-theatre advertising may not continue to attract advertisers or NCM’s in-theatre advertising format may not continue to be received favorably by theatre patrons. If NCM is unable to continue to generate consistent advertising revenues, its results of operations may be adversely affected and our investment in and distributions and revenues from NCM may be adversely impacted.

A failure to adapt to future technological innovations could impact our ability to compete effectively and could adversely affect our results of operations.

While we continue to implement the latest technological innovations, such as 3-D, D-BOX and satellite distribution technologies, new technological innovations continue to impact our industry. If we are unable to respond to or invest in changes in technology and the technological preferences of our customers, we may not be able to compete with other exhibitors or other entertainment venues, which could adversely affect our results of operations.

We are subject to uncertainties relating to future expansion plans, including our ability to identify suitable acquisition candidates or site locations, and to obtain financing for such activities on favorable terms or at all.

We have greatly expanded our operations over the last decade through targeted worldwide theatre development and acquisitions. We will continue to pursue a strategy of expansion that will involve the development of new theatres and may involve acquisitions of existing theatres and theatre circuits both in the U.S. and internationally. There is significant competition for new site locations and for existing theatre and theatre circuit acquisition opportunities. As a result of such competition, we may not be able to acquire attractive site locations, existing theatres or theatre circuits on terms we consider acceptable. The pace of our growth may also be impacted by delays in site development caused by other parties. Acquisitions and expansion opportunities may divert a significant amount of management’s time away from the operation of our business. Growth by acquisition also involves risks relating to difficulties in integrating the operations and personnel of acquired companies and the potential loss of key employees of acquired companies. Our expansion strategy may not result in improvements to our business, financial condition, profitability, or cash flows. Further, our expansion programs may require financing above our existing borrowing capacity and operating cash flows. We may not be able to obtain such financing or ensure that such financing will be available to us on acceptable terms or at all.

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

In the U.S., we are subject to United States federal and state laws governing such matters as minimum wages, working conditions and overtime. As federal and state minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees, but also the wages paid to employees at wage rates that are above minimum wage. Labor shortages, increased employee turnover and health care mandates could also increase our labor costs. This in turn could lead us to increase prices which could impact our sales. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our results of operations may be adversely impacted. We are also subject to union regulations in certain of our international markets, which can specify wage rates as well as minimum hours to be paid to certain employees. As union wage rates and other requirements change, our results of operations could be adversely affected.

We are subject to impairment losses due to potential declines in the fair value of our assets.

We have a significant amount of long-lived assets. We evaluate long-lived assets for impairment at the theatre level, therefore if a theatre is directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or condition of the areas surrounding the theatre, we may record impairment charges to reflect the decline in estimated fair value of that theatre.

We also have a significant amount of goodwill and tradename intangible assets. Declines in our stock price or market capitalization, declines in our attendance due to increased competition in certain regions and/or countries or economic factors that lead to a decline in attendance in any given region or country could result in impairments of goodwill and our intangible assets. As of December 31, 2015, we performed a qualitative analysis on our goodwill and tradename intangible assets and determined that it is not more likely than not that the fair values of such assets are below their respective carrying values.

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

Product recalls and associated costs could adversely affect our reputation and financial condition.

We are resellers of food and we may be liable if the consumption of any of the products we sell causes illness or injury. We are also subject to recall by product manufacturers or if the food products become contaminated. Recalls could result in losses due to the cost of the recall, the destruction of the product and lost sales due to the unavailability of the product for a period of time.

Changes in privacy laws could adversely affect our ability to market our products effectively.

Our cinemas rely on a variety of direct marketing techniques, including email marketing. Any expansion on existing and/or new laws and regulations regarding marketing, solicitation or data protection could adversely affect the continuing effectiveness of our email and other marketing techniques and could result in changes to our marketing strategy which could adversely impact our attendance levels and revenues.

We are subject to complex taxation and could be subject to changes in our tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.

We are subject to many different forms of taxation both in the U.S. and in the foreign jurisdictions where we operate. The tax authorities may not agree with the determinations that we made and such disagreements could result in lengthy legal disputes and, ultimately, in the payment of substantial amounts for tax, interest and penalties, which could have a material impact on our results. Additionally, current economic and political conditions make tax rates in any jurisdiction, including the U.S., subject to significant change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. If the Company’s effective tax rates were to increase, or if the ultimate determination of the Company’s taxes owed in the U.S. or foreign jurisdictions is for an amount in excess of amounts previously accrued, the Company’s operating results, cash flows, and financial condition could be adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

United States

As of December 31, 2015, in the U.S., we operated 295 theatres with 3,904 screens pursuant to leases and own the land and building for 42 theatres with 614 screens. Our leases are generally entered into on a long-term basis with terms, including optional renewal periods, generally ranging from 20 to 45 years. As of December 31, 2015, approximately 8.1% of our theatre leases in the U.S., covering 24 theatres with 177 screens, have remaining terms, including optional renewal periods, of less than six years. Approximately 7.5% of our theatre leases in the U.S., covering 22 theatres with 229 screens, have remaining terms, including optional renewal periods, of between six and 15 years and approximately 84.4% of our theatre leases in the U.S., covering 249 theatres with 3,498 screens, have remaining terms, including optional renewal periods, of more than 15 years. The leases generally provide for a fixed monthly minimum rent payment, with certain leases also subject to additional percentage rent if a target annual revenue level is achieved. We currently own an office building in Plano, Texas, which is our worldwide headquarters. We lease office space in Frisco, Texas and McKinney, Texas for theatre support and maintenance personnel.

International

As of December 31, 2015, internationally, we operated 176 theatres with 1,278 screens, all of which are leased. Our international leases are generally entered into on a long term basis with terms, including optional renewal periods, generally ranging from 10 to 30 years. The leases generally provide for contingent rental based upon operating results with an annual minimum. As of December 31, 2015, approximately 15% of our international theatre leases, covering 26 theatres with 225 screens, have remaining terms, including optional renewal periods, of less than six years. Approximately 47% of our international theatre leases, covering 82 theatres and 613 screens, have remaining terms, including optional renewal periods, of between six and 15 years and approximately 38% of our international theatre leases, covering 68 theatres and 440 screens, have remaining terms, including optional renewal periods, of more than 15 years. The leases generally provide for a fixed monthly minimum rent payment, with certain leases also subject to additional percentage rent if a target annual revenue level is achieved. We also lease office space in seven regions in Latin America for our local management.

See Note 17 to the consolidated financial statements for information regarding our minimum lease commitments. We periodically review the profitability of each of our theatres, particularly those whose lease terms are nearing expiration, to determine whether to continue its operations.

Item 3.	Legal Proceedings

Joseph Amey, et al. v. Cinemark USA, Inc., Case No. 3:13cv05669, In the United States District Court for the Northern District of California, San Francisco Division. The case presents putative class action claims for damages and attorney’s fees arising from employee wage and hour claims under California law for alleged meal period, rest break, reporting time pay, unpaid wages, pay upon termination, and wage statements violations. The claims are also asserted as a representative action under the California Private Attorney General Act (“PAGA”). We deny the claims, deny that class certification is appropriate and deny that a PAGA representative action is appropriate, and are vigorously defending against the claims. We deny any violation of law and plan to vigorously defend against all claims. The Court recently determined that class certification is not appropriate and determined that a PAGA representative action is not appropriate. The plaintiff may appeal these rulings. We are unable to predict the outcome of the litigation or the range of potential loss.

We received a Civil Investigative Demand, or CID, from the Antitrust Division of the United States Department of Justice. The CID relates to an investigation under Sections 1 and 2 of the Sherman Act. We also received CIDs from the Antitrust Section of the Office of the Attorney General of the State of Ohio and later from other states regarding similar inquiries under state antitrust laws. The CIDs request us to answer interrogatories, and produce documents, or both, related to the investigation of matters including film clearances, potential coordination and/or communication with other major theatre circuits and related joint ventures. We intend to fully cooperate with all federal and state government agencies. Although we do not believe that we have violated any federal or state antitrust or competition laws, we cannot predict the ultimate scope, duration or outcome of these investigations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holder of Our Common Stock

There is no established public trading market for our common stock. As of December 31, 2015, we had 1,500 shares of Class A common stock outstanding and 182,648 shares of Class B common stock outstanding, all of which were held by Cinemark Holdings, Inc.

Dividend Policy

During the years ended December 31, 2015 and 2014, we paid dividends of approximately $115.2 million and $115.0 million, respectively, to our parent company, Cinemark Holdings, Inc. We also declared a noncash distribution to Cinemark Holdings, Inc. during the year ended December 31, 2015 of approximately $17.9 million. Our ability to pay dividends is limited by the terms of our senior notes indentures, our senior subordinated notes indenture and our senior secured credit facility, which restrict our ability to pay dividends and the ability of certain of our subsidiaries to pay dividends. See Note 9 to the consolidated financial statements for further discussion of our debt agreements. Furthermore, certain of our foreign subsidiaries currently have a deficit in retained earnings which prevents them from declaring and paying dividends from those subsidiaries. The declaration of future dividends will be at the discretion of our board of directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, limitations in our debt agreements and legal requirements.

Item 6.	Selected Financial Data

The following table provides our selected consolidated financial and operating data for the periods and at the dates indicated for each of the five most recent years ended December 31, 2015. During August 2011, we acquired ten theatres with 95 screens in Argentina. During May 2013, we acquired 32 theatres with 483 screens in the U.S. The results of operations for these theatres are included in our consolidated results of operations beginning on the dates of the respective acquisitions. During November 2013, we sold our Mexico theatres, which included 31 theatres and 290 screens. You should read the selected consolidated financial and operating data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes appearing elsewhere in this report.

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(Dollars in thousands)
Statement of Income Data:
Revenues:
Admissions	$1,471,627	$1,580,401	$1,706,145	$1,644,169	$1,765,519
Concession	696,754	771,405	845,168	845,376	936,970
Other	111,232	121,725	131,581	137,445	150,120

Total revenues	2,279,613	2,473,531	2,682,894	2,626,990	2,852,609
Film rentals and advertising	798,606	845,107	919,511	883,052	976,590
Concession supplies	112,122	123,471	135,715	131,985	144,270
Salaries and wages	226,475	247,468	269,353	273,880	301,099
Facility lease expense	276,278	281,615	307,851	317,096	319,761
Utilities and other	259,703	280,670	305,703	308,445	324,851
General and administrative expenses	125,428	146,442	163,134	148,588	154,052
Depreciation and amortization	154,449	147,675	163,970	175,656	189,206
Impairment of long-lived assets	7,033	3,031	3,794	6,647	8,801
(Gain) loss on sale of assets and other	8,792	12,168	(3,845)	15,715	8,143

Total cost of operations	$1,968,886	$2,087,647	$2,265,186	$2,261,064	$2,426,773

Operating income	$310,727	$385,884	$417,708	$365,926	$425,836

Interest expense	$123,102	$123,665	$124,714	$113,698	$112,741

Net income	$133,953	$172,784	$151,921	$195,769	$220,391

Net income attributable to Cinemark USA, Inc.	$131,928	$170,313	$149,843	$194,380	$218,532

	Year Ended December 31,
	2011		2012		2013		2014		2015
	(Dollars in thousands)
Other Financial Data:
Ratio of earnings to fixed charges(1)	2.02	x	2.45	x	2.24	x	2.42	x	2.69	x
Cash flow provided by (used for):
Operating activities	$390,884		$394,633		$309,362		$454,128		$455,225
Investing activities	(247,067)		(234,311)		(364,701)		(253,339)		(328,122)
Financing activities	(78,020)		63,582		(75,346)		(146,320)		(150,509)
Capital expenditures	(184,819)		(220,727)		(259,670)		(244,705)		(331,726)

	As of December 31,
	2011	2012	2013	2014	2015
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$521,253	$742,095	$599,894	$638,841	$588,503
Theatre properties and equipment, net	1,238,850	1,304,958	1,427,190	1,450,812	1,505,069
Total assets(2)	3,495,522	3,822,000	4,107,480	4,133,116	4,127,632
Total long-term debt and capital lease obligations, including current portion (2)	1,686,662	1,873,769	2,012,508	1,791,578	1,781,335
Equity	1,025,293	1,096,212	1,104,281	1,136,723	1,113,251

	Year Ended December 31,
	2011	2012	2013	2014	2015
Operating Data:
United States
Theatres operated (at period end)	297	298	334	335	337
Screens operated (at period end)	3,878	3,916	4,457	4,499	4,518
Total attendance (in 000s)	158,486	163,639	177,156	173,864	179,601
International
Theatres operated (at period end)	159	167	148	160	176
Screens operated (at period end)	1,274	1,324	1,106	1,177	1,278
Total attendance (in 000s)	88,889	100,084	99,402	90,009	100,499
Worldwide
Theatres operated (at period end)	456	465	482	495	513
Screens operated (at period end)	5,152	5,240	5,563	5,676	5,796
Total attendance (in 000s)	247,375	263,723	276,558	263,873	280,100

(1)	For the purposes of calculating the ratio of earnings to fixed charges, earnings consist of income from continuing operations before taxes plus fixed charges excluding capitalized interest. Fixed charges consist of interest expense, capitalized interest, amortization of debt issue costs and that portion of rental expense which we believe to be representative of the interest factor.
(2)	Effective December 31, 2015, the Company adopted Accounting Standards Update 2015-03 Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which resulted in the presentation of debt issuance costs as a contra-account to the related debt instruments. The revised presentation was applied for all periods presented. See Note 2 to the consolidated financial statements for additional information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes included in this report. This discussion contains forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties and risk associated with these statements.

Overview

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia and Curacao. We operated theatres in Mexico until November 15, 2013. As of December 31, 2015, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 18 to the consolidated financial statements.

Revenues and Expenses

We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing promotions, meeting rentals and electronic video games located in some of our theatres. Our relationship with NCM has assisted us in expanding our offerings to domestic advertisers and broadening ancillary revenue sources such as digital video monitor advertising. We also offer alternative entertainment, such as live and pre-recorded sports programs, concert events, the Metropolitan Opera, in-theatre gaming and other special events in our theatres through our recently formed joint venture, AC JV, LLC. Our Flix Media initiative has allowed us to expand our screen advertising within our international circuit and to other international exhibitors.

Films leading the box office during the year ended December 31, 2015 included Star Wars: The Force Awakens, Jurassic World, Avengers: Age of Ultron, Hunger Games: Mockingjay Part II, Furious 7, American Sniper, 50 Shades of Grey, Inside Out, Minions, Spectre and Mission: Impossible 5, among other films. Films scheduled for release during 2016 include sequels such as Captain America: Civil War, Batman V Superman: Dawn Of Justice, Finding Dory, Star Trek Beyond, and X-Men: Apocalypse; action films such as Deadpool; family films such as The Secret Life Of Pets, Zootopia, Alice Through The Looking Glass, and Sing; and spin-off films such as Rogue One: A Star Wars Story and the Harry Potter spin-off Fantastic Beasts And Where To Find Them, among other films.

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

Utilities and other costs include both fixed and variable costs and primarily includes utilities, property taxes, janitorial costs, repairs and maintenance and security services.

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

Film rental costs are accrued based on the applicable box office receipts and either firm terms or a sliding scale formula, which are generally established prior to the opening of the film, or estimates of the final rate, which occurs at the conclusion of the film run, subject to the film licensing arrangement. Under a firm terms formula, we pay the distributor a percentage of box office receipts, which reflects either an aggregate rate for the life of the film or rates that decline over the term of the run. Under a sliding scale formula, we pay a percentage of box office revenues using a pre-determined matrix that is based upon box office performance of the film. The settlement process allows for negotiation of film rental fees upon the conclusion of the film run based upon how the film performs. Estimates are based on the expected success of a film. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. If actual settlements are different than those estimates, film rental costs are adjusted at that time. Our advertising costs are expensed as incurred.

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

Long-lived assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and the lesser of twenty years or the building’s remaining useful life for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, we then compare the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during 2013, 2014 and 2015. The long-lived asset impairment charges related to theatre properties recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre.

Impairment of Goodwill and Intangible Assets

We evaluate goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable. We evaluate goodwill for impairment at the reporting unit level and have allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of its nineteen regions in the U.S. and seven countries internationally (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit).

Goodwill impairment was evaluated using a two-step approach during 2013 and 2014, requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was eight times for the evaluations performed during 2013 and 2014. As of December 31, 2014, the estimated fair value of our goodwill exceeded their carrying values by at least 10%.

For the year ended December 31, 2015, we performed a qualitative goodwill impairment assessment on all reporting units except one, in accordance with ASU 2011-08 Testing Goodwill for Impairment (“ASU 2011-08”). The qualitative assessment included consideration of historical and expected future industry performance, our estimated future performance, current industry trading multiples and other economic factors. Based on the qualitative assessment performed, we determined that it was not more likely than not that the fair value of the reporting units were less than their carrying values. We performed the quantitative two-step approach on a new U.S. region that had not previously been assessed for goodwill impairment. The fair value for the new reporting unit was determined based on a multiple of estimated cash flows, which was eight times, and exceeded its carrying value by more than 10%.

Tradename intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. During 2013 and 2014, we estimated the fair value of our tradenames by applying an estimated market royalty rate that could be charged for the use of our tradename to forecasted future revenues, with an adjustment for the present value of such royalties. If the estimated fair value is less than the carrying value, the tradename intangible asset is written down to its estimated fair value. Significant judgment is involved in estimating market royalty rates and long-term revenue forecasts. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected revenue performance and industry trends. As of December 31, 2014, the estimated fair value of our tradename intangible assets exceeded their carrying values by at least 10%. For the year ended December 31, 2015, the Company performed a qualitative tradename intangible asset impairment assessment in accordance with ASU 2011-08. The qualitative assessment included consideration of our historical and forecasted revenues and estimated royalty rates for each tradename intangible asset. Based on the qualitative assessment performed, the Company determined that it was not more likely than not that the fair values of tradename intangible assets were less than their carrying values.

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

Accounting for Investment in National CineMedia, LLC and Related Agreements

We have an investment in NCM. NCM operates a digital in-theatre network in the U.S. for providing cinema advertising and non-film events. Upon joining NCM, the Company and NCM entered into an Exhibitor Services Agreement, pursuant to which NCM provides advertising, promotion and event services to the Company’s theatres. On February 13, 2007, National CineMedia, Inc., or NCM Inc., a newly formed entity that serves as a member and the sole manager of NCM, completed an initial public offering of its common stock. In connection with the NCM Inc. initial public offering, the Company amended its operating agreement and the Exhibitor Services Agreement, or ESA, with NCM and received proceeds related to the modification of the ESA and the Company’s sale of certain of its shares in NCM. The ESA modification reflected a shift from circuit share expense under the prior Exhibitor Services Agreement, which obligated NCM to pay the Company a percentage of revenue, to a monthly theatre access fee, which significantly reduced the contractual amounts paid to the Company by NCM. The Company recorded the proceeds related to the ESA modification as deferred revenue, which is being amortized into other revenues over the life of the agreement using the units of revenue method. As a result of the proceeds received as part of the NCM, Inc. initial public offering, the Company had a negative basis in its original membership units in NCM (referred to herein as its Tranche 1 Investment). The Company does not recognize undistributed equity in the earnings on its Tranche 1 Investment until NCM’s future net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company believes that the accounting model provided by ASC 323-10-35-22 for recognition of equity investee losses in excess of an investor’s basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

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

Recent Developments

The Compensation Committee of Cinemark Holdings, Inc.’s board of directors approved the Amended and Restated Employment Agreement of Mark Zoradi, to be effective February 19, 2016 (the “Amended Agreement”). The Amended Agreement amends Section 3.2(c) by providing that the Equity Awards (as defined in the Amended Agreement) shall be at least 200% of Mr. Zoradi’s base salary and providing for an additional amount for personal expenses. The amendments conform the Amended Agreement to the terms of Mr. Zoradi’s employment offer in August 2015.

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

	Year Ended December 31,
	2013	2014	2015
Operating data (in millions):
Revenues
Admissions	$1,706.1	$1,644.2	$1,765.5
Concession	845.2	845.4	937.0
Other	131.6	137.4	150.1

Total revenues	2,682.9	2,627.0	2,852.6
Cost of operations
Film rentals and advertising	919.5	883.1	976.6
Concession supplies	135.7	132.0	144.3
Salaries and wages	269.3	273.9	301.1
Facility lease expense	307.9	317.1	319.7
Utilities and other	305.7	308.4	324.9
General and administrative expenses	163.2	148.6	154.1
Depreciation and amortization	164.0	175.7	189.2
Impairment of long-lived assets	3.8	6.6	8.8
(Gain) loss on sale of assets and other	(3.9)	15.7	8.1

Total cost of operations	2,265.2	2,261.1	2,426.8

Operating income	$417.7	$365.9	$425.8

Operating data as a percentage of total revenues:
Revenues
Admissions	63.6%	62.6%	61.9%
Concession	31.5%	32.2%	32.8%
Other	4.9%	5.2%	5.3%

Total revenues	100.0%	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	53.9%	53.7%	55.3%
Concession supplies	16.1%	15.6%	15.4%
Salaries and wages	10.0%	10.4%	10.6%
Facility lease expense	11.5%	12.1%	11.2%
Utilities and other	11.4%	11.7%	11.4%
General and administrative expenses	6.1%	5.7%	5.4%
Depreciation and amortization	6.1%	6.7%	6.6%
Impairment of long-lived assets	0.1%	0.3%	0.3%
(Gain) loss on sale of assets and other	(0.1%)	0.6%	0.3%
Total cost of operations	84.4%	86.1%	85.1%
Operating income	15.6%	13.9%	14.9%

Average screen count (month end average)	5,548	5,613	5,725

Revenues per average screen (dollars)	$483,579	$468,019	$498,272

(1)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Comparison of Years Ended December 31, 2015 and December 31, 2014

Revenues. Total revenues increased $225.6 million to $2,852.6 million for 2015 from $2,627.0 million for 2014, representing an 8.6% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
			%			%			%
	2015	2014	Change	2015	2014	Change	2015	2014	Change
Admissions revenues (1)	$1,338.0	$1,220.8	9.6%	$427.5	$423.4	1.0%	$1,765.5	$1,644.2	7.4%
Concession revenues (1)	$709.7	$635.6	11.7%	$227.3	$209.8	8.3%	$937.0	$845.4	10.8%
Other revenues (1)(2)	$76.2	$66.0	15.5%	$73.9	$71.4	3.5%	$150.1	$137.4	9.2%
Total revenues (1)(2)	$2,123.9	$1,922.4	10.5%	$728.7	$704.6	3.4%	$2,852.6	$2,627.0	8.6%
Attendance (1)	179.6	173.9	3.3%	100.5	90.0	11.7%	280.1	263.9	6.1%

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 18 of our consolidated financial statements.

•	U.S. The $117.2 million increase in admissions revenues was primarily attributable to a 3.3% increase in attendance and a 6.1% increase in average ticket price, which increased from $7.02 for 2014 to $7.45 for 2015. The increase in attendance was due to the solid slate of films released during 2015 and new theatres. The increase in average ticket price was primarily due to price increases and ticket type mix. The $74.1 million increase in concession revenues was primarily attributable to the 3.3% increase in attendance and an 8.2% increase in concession revenues per patron, which increased from $3.65 for 2014 to $3.95 for 2015. The increase in concession revenues per patron was primarily due to incremental sales and price increases. Other revenues increased $10.2 million primarily due to increases in screen advertising revenues.

•	International. The $4.1 million increase in admissions revenues was primarily attributable to an 11.7% increase in attendance, partially offset by a 9.6% decrease in average ticket price, which declined from $4.70 for 2014 to $4.25 for 2015. The $ 17.5 million increase in concession revenues was primarily attributable to the 11.7% increase in attendance, partially offset by a 3.0% decrease in concession revenues per patron from $2.33 for 2014 to $2.26 for 2015. The increase in attendance was due to the solid slate of films released during 2015 and new theatres. The decrease in average ticket price and concession revenues per patron was primarily due to the unfavorable impact of foreign currency exchange rates in certain countries in which we operate, partially offset by price increases.

Cost of Operations. The table below summarizes certain of our theatre operating costs by reportable operating segment (in millions).

	U.S. Operating Segment		International Operating Segment		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014	2015	2014
Film rentals and advertising	$768.2	$681.1	$208.4	$202.0	$976.6	$883.1
Concession supplies	95.4	86.4	48.9	45.6	144.3	132.0
Salaries and wages	226.9	202.8	74.2	71.1	301.1	273.9
Facility lease expense	239.4	235.2	80.3	81.9	319.7	317.1
Utilities and other	228.0	217.2	96.9	91.2	324.9	308.4

•	U.S. Film rentals and advertising costs were $768.2 million, or 57.4% of admissions revenues, for 2015 compared to $681.1 million, or 55.8% of admissions revenues, for 2014. The increase in the film rentals and advertising rate was primarily due to the higher concentration of blockbuster films leading to stronger box office performance during the 2015 period and increased film presentation costs. The 2015 period included such blockbuster releases as Star Wars: The Force Awakens, Jurassic World, The Avengers: Age of Ultron, Furious 7, American Sniper, Inside Out and Minions, which grossed in excess of $900 million, $650 million, $450 million, $350 million, $350 million, $350 million and $325 million, respectively. Concession supplies expense was $95.4 million, or 13.4% of concession revenues, for 2015 compared to $86.4 million, or 13.6% of concession revenues, for 2014.

Salaries and wages increased to $226.9 million for 2015 from $202.8 million for 2014 primarily due to increased staffing levels to support the increased attendance, new theatres and increases in minimum wages. Facility lease expense increased to $239.4 million for 2015 from $235.2 million for 2014 primarily due to new theatres and increased percentage rent expense due to increased revenues. Utilities and other costs increased to $228.0 million for 2015 from $217.2 million for 2014 primarily due to new theatres and increases in property taxes, janitorial costs and repairs and maintenance expenses.

•	International. Film rentals and advertising costs were $208.4 million, or 48.7% of admissions revenues, for 2015 compared to $202.0 million, or 47.7% of admissions revenues, for 2014. The increase in the film rentals and advertising rate was due to the higher concentration of blockbuster films and higher box office performance during 2015. Concession supplies expense was $48.9 million, or 21.5% of concession revenues, for 2015 compared to $45.6 million, or 21.7% of concession revenues, for 2014.

Salaries and wages increased to $74.2 million for 2015 from $71.1 million for 2014 due to new theatres, increased staffing levels to support the increased attendance, limited flexibility in scheduling staff caused by shifting government regulations and increased local currency wage rates. Facility lease expense decreased to $80.3 million for 2015 from $81.9 for 2014. Utilities and other costs increased to $96.9 million for 2015 from $91.2 million for 2014 due to increases in repairs and maintenance expenses, utility expenses and new theatres. All of the above-mentioned theatre operating costs were also impacted by changes in foreign currency exchanges rates in certain countries in which we operate.

General and Administrative Expenses. General and administrative expenses increased to $154.1 million for 2015 from $148.6 million for 2014. The increase was primarily due to increases in salaries and incentive compensation expense and share based awards compensation expense, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.

Depreciation and Amortization. Depreciation and amortization expense was $189.2 million for 2015 compared to $175.7 million for 2014. The increase was primarily due to depreciation expense related to new theatres and remodels and other improvements of existing theatres.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $8.8 million for 2015 compared to $6.6 million for 2014. Impairment charges for 2015 consisted of theatre properties in the U.S., Colombia and Ecuador, impacting fourteen of our twenty-seven reporting units. Impairment charges for 2014 consisted primarily of U.S. theatre properties, impacting twelve of our twenty-six reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. See Notes 1, 6 and 7 to our consolidated financial statements.

Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $8.1 million during 2015 compared to $15.7 million during 2014. The loss recorded during 2015 included lease termination costs, contract termination costs and the retirement of assets due to theatre remodels and closures, partially offset by gains related to lease amendments that resulted in a reduction of certain capital lease liabilities, the sale of an investment in a Taiwan joint venture, and the sale of a land parcel in the U.S. The loss recorded during 2014 was primarily due to the retirement of certain theatre equipment that was replaced during the period, lease termination charges recorded for theatre closures and a charge for termination of a vendor contract.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $112.7 million for 2015 compared to $113.7 million for 2014. See Note 9 to our consolidated financial statements for further discussion of our long-term debt.

Foreign Currency Exchange Loss. We recorded foreign currency exchange losses of $16.8 million during 2015 and $6.2 million during 2014 related to the continued decline of exchange rates in certain of the international countries in which we operate. See Notes 1 and 12 to our consolidated financial statements for discussion of foreign currency translation.

Loss on Amendment to Debt Agreement. We recorded a loss of $0.9 million in 2015 related to the amendment of our senior secured credit facility. See Note 9 to our consolidated financial statements for discussion of our long-term debt.

Distributions from NCM. We recorded distributions received from NCM of $18.1 million during 2015 and $18.5 million during 2014, which were in excess of the carrying value of our Tranche 1 Investment. NCM did not distribute any excess cash during the second quarter of 2015 due to expenses incurred as the result of the termination of a proposed merger. See Note 4 to our consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $28.1 million during 2015 and $22.7 million during 2014. See Notes 4 and 5 to our consolidated financial statements for information about our equity investments.

Income Taxes. Income tax expense of $130.0 million was recorded for 2015 compared to $97.2 million recorded for 2014. The effective tax rate for 2015 was 37.1%. The effective tax rate for 2014 was 33.2%. The effective tax rate for 2014 reflects the impact of items related to our Mexican subsidiaries. See Note 16 to our consolidated financial statements.

Comparison of Years Ended December 31, 2014 and December 31, 2013

Revenues. Total revenues decreased $55.9 million to $2,627.0 million for 2014 from $2,682.9 million for 2013, representing a 2.1% decrease. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
			%			%			%
	2014	2013	Change	2014	2013	Change	2014	2013	Change
Admissions revenues (1)	$1,220.8	$1,231.4	(0.9%)	$423.4	$474.7	(10.8%)	$1,644.2	$1,706.1	(3.6%)
Concession revenues (1)	$635.6	$609.3	4.3%	$209.8	$235.9	(11.1%)	$845.4	$845.2	—%
Other revenues (1)(2)	$66.0	$59.1	11.7%	$71.4	$72.5	(1.5%)	$137.4	$131.6	4.4%
Total revenues (1)(2)	$1,922.4	$1,899.8	1.2%	$704.6	$783.1	(10.0%)	$2,627.0	$2,682.9	(2.1%)
Attendance (1)	173.9	177.2	(1.9%)	90.0	99.4	(9.5%)	263.9	276.6	(4.6%)

(3)	Amounts in millions.
(4)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 18 of our consolidated financial statements.

•	U.S. The decrease in admissions revenues was primarily attributable to a 1.9% decrease in attendance, partially offset by a 1.0% increase in average ticket price from $6.95 for 2013 to $7.02 for 2014. The increase in concession revenues was primarily attributable to a 6.1% increase in concession revenues per patron from $3.44 for 2013 to $3.65 for 2014. Our revenues and attendance include the 32 Rave theatres acquired beginning on May 29, 2013 (see Note 3 to the consolidated financial statements). The increase in average ticket price was primarily due to the pricing at acquired and new theatres. The increase in concession revenues per patron was primarily due to price increases and incremental sales. The increase in other revenues is partly due to a sales tax refund recorded during 2014.

•	International. The decrease in admissions revenues was primarily attributable to a 9.5% decrease in attendance and a 1.7% decrease in average ticket price from $4.78 for 2013 to $4.70 for 2014. The decrease in concession revenues was primarily attributable to the 9.5% decrease in attendance and a 1.7% decrease in concession revenues per patron from $2.37 for 2013 to $2.33 for 2014. The decrease in attendance was primarily due to the sale of our Mexico theatres on November 15, 2013. The decrease in average ticket price and concession revenues per patron was due to the unfavorable impact of exchange rates in certain countries in which we operate.

Cost of Operations. The table below summarizes certain of our theatre operating costs by reportable operating segment (in millions).

	U.S. Operating Segment		International Operating Segment		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013	2014	2013
Film rentals and advertising	$681.1	$687.3	$202.0	$232.2	$883.1	$919.5
Concession supplies	86.4	83.7	45.6	52.0	132.0	135.7
Salaries and wages	202.8	192.5	71.1	76.8	273.9	269.3
Facility lease expense	235.2	215.5	81.9	92.4	317.1	307.9
Utilities and other	217.2	204.5	91.2	101.2	308.4	305.7

•	U.S. Film rentals and advertising costs were $681.1 million, or 55.8% of admissions revenues, for 2014 compared to $687.3 million, or 55.8% of admissions revenues, for 2013. Concession supplies expense was $86.4 million, or 13.6% of concession revenues, for 2014 compared to $83.7 million, or 13.7% of concession revenues, for 2013.

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

Equity in Income of Affiliates. We recorded equity in income of affiliates of $22.7 million during 2014 and $22.7 million during 2013. See Notes 4 and 5 to our consolidated financial statements for information about our equity investments.

Income Taxes. Income tax expense of $97.2 million was recorded for 2014 compared to $114.2 million recorded for 2013. The effective tax rate for 2014 was 33.2%. The effective tax rate for 2013 was 42.9%. See Note 16 to our consolidated financial statements.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, nearly all of our theatres provide the patron a choice of using a credit card, debit card or advanced-sale type certificates such as a gift card, in place of cash. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities amounted to $309.4 million, $454.1 million, and $455.2 million for the years ended December 31, 2013, 2014 and 2015, respectively. Cash provided by operating activities was lower in 2013 primarily due to the make-whole premium of $56.6 million paid to redeem the 8.625% Senior Notes, which was included in net income.

Investing Activities

Our investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities amounted to $364.7 million, $253.3 million, and $328.1 million for the years ended December 31, 2013, 2014 and 2015, respectively. Cash used for investing activities for the year ended December 31, 2013 included the acquisition of theatres in the U.S. for approximately $259.2 million and proceeds of approximately $126.2 million from the sale of our theatres in Mexico. The increase in cash used for investing activities during 2015 is primarily due to increased capital expenditures.

Cash capital expenditures for the years ended December 31, 2013, 2014 and 2015 were as follows (in millions):

Period	New Theatres	Existing Theatres (a)	Total
Year Ended December 31, 2013	$134.7	$125.0	$259.7
Year Ended December 31, 2014	$104.7	$140.0	$244.7
Year Ended December 31, 2015	$132.4	$199.3	$331.7

(a)	The amount for the year ended December 31, 2015 includes approximately $26.3 million for the purchase of our corporate headquarters building in Plano, TX.

Our U.S. theatre circuit consisted of 4,518 screens as of December 31, 2015. We built nine new theatres and 99 screens and closed seven theatres with 80 screens during the year ended December 31, 2015. At December 31, 2015, we had signed commitments to open seven new theatres and 70 screens in domestic markets during 2016 and open five new theatres with 59 screens subsequent to 2016. We estimate the remaining capital expenditures for the development of these 129 domestic screens will be approximately $73 million.

Our international theatre circuit consisted of 1,278 screens as of December 31, 2015. We built 13 new theatres and 83 screens, acquired three theatres with 19 screens and closed one screen during the year ended December 31, 2015. At December 31, 2015, we had signed commitments to open six new theatres and 45 screens in international markets during 2016 and open two theatres and 17 screens subsequent to 2016. We estimate the remaining capital expenditures for the development of these 62 international screens will be approximately $39 million.

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

Financing Activities

Cash used for financing activities was $75.3 million, $146.3 million, and $150.5 million during the years ended December 31, 2013, 2014 and 2015, respectively. Cash used for financing activities for the year ended December 31, 2013 included proceeds from the issuance of Cinemark USA, Inc.’s 4.875% Senior Notes, partially offset by the redemption of Cinemark USA, Inc.’s 8.625% Senior Notes. See below for further information regarding these transactions.

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities.

Long-term debt consisted of the following as of December 31, 2014 and 2015 (in millions):

	As of December 31,
	2014	2015
Cinemark USA, Inc. term loan	$686.0	$679.0
Cinemark USA, Inc. 7.375% senior subordinated notes due 2021	200.0	200.0
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0	400.0
Cinemark USA, Inc. 4.875% senior notes due 2023	530.0	530.0
Other	7.0	5.6

Total long-term debt	$1,823.0	$1,814.6
Less current portion	8.4	8.4

Subtotal long-term debt, less current portion	$1,814.6	$1,806.2
Less: Debt issuance costs	31.4	33.3

Long-term debt, less current portion, net of debt issuance costs	$1,783.2	$1,772.9

As of December 31, 2015, we had $100.0 million in available borrowing capacity on our revolving credit line.

As of December 31, 2015, our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating and capital leases, scheduled interest payments under capital leases and other obligations for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt (1)	$1,814.6	$8.4	$16.8	$15.4	$1,774.0
Scheduled interest payments on long-term debt(2)	$557.8	84.3	167.7	166.5	139.3
Operating lease obligations	$1,699.9	248.5	446.7	343.2	661.5
Capital lease obligations	$227.7	18.8	40.0	45.8	123.1
Scheduled interest payments on capital leases	$96.1	16.4	27.7	20.0	32.0
Purchase and other commitments(3)	$157.5	117.5	37.6	2.2	0.2
Current liability for uncertain tax positions(4)	$9.2	9.2	—	—	—

Total obligations	$4,562.8	$503.1	$736.5	$593.1	$2,730.1

(1)	Amounts are presented before adjusting for debt issuance costs.
(2)	Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates in effect on December 31, 2015. The average interest rates in effect on our fixed rate and variable rate debt are 5.3% and 3.4%, respectively, as of December 31, 2015.
(3)	Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of December 31, 2015, obligations under employment agreements and minimum contractual purchase commitments.
(4)	The contractual obligations table excludes the long-term portion of our liability for uncertain tax positions of $7.9 million because we cannot make a reliable estimate of the timing of the related cash payments.

Off-Balance Sheet Arrangements

Other than the operating leases and purchase and other commitments disclosed in the tables above, we do not have any off-balance sheet arrangements.

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a seven year $700.0 million term loan and a five year $100.0 million revolving credit line, or the Senior Secured Credit Facility. On May 8, 2015, Cinemark USA, Inc. amended the Senior Secured Credit Facility to extend the maturity of the term loan from December 2019 to May 2022. Quarterly principal payments in the amount of $1.75 million are due on the term loan through March 31, 2022, with the remaining principal of $635.3 million due on May 8, 2022. The maturity date for the revolving credit line, which is December 2017, did not change.

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

The dividend restriction contained in the Senior Secured Credit Facility prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Senior Secured Credit Facility; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Senior Secured Credit Facility, and (c) certain other defined amounts. As of December 31, 2015, Cinemark USA, Inc. could have distributed up to approximately $1,905.1 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the Senior Secured Credit Facility, subject to its available cash and other borrowing restrictions outlined in the agreement.

At December 31, 2015, there was $679.0 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $100.0 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the Senior Secured Credit Facility at December 31, 2015 was approximately 3.6% per annum.

Cinemark USA, Inc. 4.875% Senior Notes

On May 24, 2013, Cinemark USA, Inc. issued $530.0 million aggregate principal amount of 4.875% senior notes due 2023, at par value, or the 4.875% Senior Notes. Proceeds, after payment of fees, were used to finance a redemption of the 8.625% Senior Notes due 2019, discussed below. Interest on the 4.875% Senior Notes is payable on June 1 and December 1 of each year, beginning December 1, 2013. The 4.875% Senior Notes mature on June 1, 2023.

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

The indenture to the 4.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2015, Cinemark USA, Inc. could have distributed up to approximately $2,079.7 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 4.875% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 4.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 4.875% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2015 was approximately 7.7 to 1.

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

Cinemark USA, Inc. 5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400.0 million aggregate principal amount of 5.125% senior notes due 2022, at par value, or the 5.125% Senior Notes. A portion of the proceeds were used to refinance a portion of the former senior secured credit facility and to fund the purchase price for the Rave Acquisition (see Note 3 to the consolidated financial statements). Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year, beginning June 15, 2013. The 5.125% Senior Notes mature on December 15, 2022.

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

The indenture to the 5.125% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2015, Cinemark USA, Inc. could have distributed up to approximately $2,084.0 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 5.125% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 5.125% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.125% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2015 was approximately 7.7 to 1.

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

Cinemark USA, Inc. 7.375% Senior Subordinated Notes

On June 3, 2011, Cinemark USA, Inc. issued $200.0 million aggregate principal amount of 7.375% senior subordinated notes due 2021, at par value, or the Senior Subordinated Notes. Interest on the Senior Subordinated Notes is payable on June 15 and December 15 of each year. The Senior Subordinated Notes mature on June 15, 2021.

The Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several senior subordinated unsecured basis by certain of Cinemark USA, Inc.’s subsidiaries that guarantee, assume or become liable with respect to any of Cinemark USA, Inc.’s or a guarantor’s other debt. The Senior Subordinated Notes and the guarantees are senior subordinated unsecured obligations and rank equally in right of payment with all of Cinemark USA, Inc.’s and a guarantor’s future senior subordinated indebtedness; are subordinate in right of payment to all of Cinemark USA, Inc.’s and a guarantor’s existing and future senior indebtedness, whether secured or unsecured, including Cinemark USA, Inc.’s obligations under its Senior Secured Credit Facility, its 5.125% Senior Notes and 4.875% Senior Notes; and structurally subordinate to all existing and future indebtedness and other liabilities of Cinemark USA, Inc.’s non-guarantor subsidiaries.

The indenture to the Senior Subordinated Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2015, Cinemark USA, Inc. could have distributed up to approximately $2,072.8 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the Senior Subordinated Notes, subject to its available cash and other borrowing restrictions outlined in the indenture governing the Senior Subordinated Notes. Upon a change of control, as defined in the indenture, Cinemark USA, Inc. would be required to make an offer to repurchase the Senior Subordinated Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1, and our actual ratio as of December 31, 2015 was approximately 7.7 to 1.

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

Cinemark USA, Inc. 8.625% Senior Notes

On June 29, 2009, Cinemark USA, Inc. issued $470.0 million aggregate principal amount of 8.625% senior notes due 2019, or the 8.625% Senior Notes, with an original issue discount of $11.5 million, resulting in proceeds of approximately $458.5 million. On June 24, 2013, Cinemark USA, Inc. redeemed its 8.625% Senior Notes at 112.035% of the principal amount, inclusive of a make-whole premium, plus accrued and unpaid interest, utilizing the proceeds from the issuance of the 4.875% Senior Notes discussed above.

Covenant Compliance

As of December 31, 2015, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

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

Category	Moody’s	Standard and Poor’s
Cinemark USA, Inc. Senior Secured Credit Facility	Ba1	BBB-
Cinemark USA, Inc. 4.875% Senior Notes	B2	BB
Cinemark USA, Inc. 5.125% Senior Notes	B2	BB
Cinemark USA, Inc. 7.375% Senior Subordinated Notes	B3	B+

With respect to the ratings issued by Moody’s as noted above, Moody’s defines these ratings as follows:

•	‘Ba1’ – Obligations rated Ba are judged to be speculative and are subject to substantial credit risk. The Prime-1 rating indicates the issuer has a superior ability to repay short-term debt.

•	‘B2’ – Obligations rated B are considered speculative and are subject to high credit risk. The Prime-2 portion of the rating indicates issuer has a strong ability to repay short-term debt.

•	‘B3’ – Obligations rated B are considered speculative and are subject to high credit risk. The Prime-3 portion of the rating indicates issuer has an acceptable ability to repay short-term debt.

With respect to the ratings issued by Standard and Poor’s as noted above, Standard and Poor’s defines these ratings as follows:

•	BBB - An obligation rated ‘BBB’ exhibits adequate protection parameters. However, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation.

•	BB - An obligation rated ‘BB’ is less vulnerable to nonpayment than other speculative issues. However, it faces major ongoing uncertainties or exposure to adverse business, financial, or economic conditions which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation.

•	B - An obligation rated ‘B’ is more vulnerable to nonpayment than obligations rated ‘BB’, but the obligor currently has the capacity to meet its financial commitment on the obligation. Adverse business, financial, or economic conditions will likely impair the obligor’s capacity or willingness to meet its financial commitment on the obligation.

New Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, (“ASU 2015-01”). ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. With this update, there is no longer a need to segregate extraordinary items from the results of ordinary operations, separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or disclose income taxes and earnings per share data applicable to an extraordinary item. However, presentation and disclosure requirements for items that are unusual in nature and occur infrequently still apply. ASU 2015-01 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. We have elected to early adopt ASU 2015-01, which had no impact on our consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with certain VIEs. ASU 2015-02 also provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of ASU 2015-02 on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-03 Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The update changes the presentation of debt issuance costs for term debt in the balance sheet by requiring the debt issuance costs be presented as a direct deduction from the related debt liability, rather than recorded as an asset. This guidance is effective for periods beginning after December 15, 2015, and interim periods within those annual periods applied retrospectively. Early adoption is permitted. We adopted this guidance in the fourth quarter of fiscal year 2015. Debt issuance costs associated with long-term debt, net of accumulated amortization, were $31.4 million and $33.2 million as of December 31, 2014 and 2015, respectively. The balance sheet as of December 31, 2014 has been recast to reflect the reclassification of debt issuances costs, net of accumulated amortization, from deferred charges and other assets – net to a reduction of long-term debt, less current portion.

In April 2015, the FASB issued Accounting Standards Update 2015-05, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in Cloud Computing Arrangement, (“ASU 2015-05”). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. In addition, the guidance in this Update supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. We have elected to early adopt ASU 2015-05, which had no impact on our consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, (“ASU 2015-11”). ASU 2015-11 affects reporting entities that measure inventory using first-in, first-out (FIFO) or average cost. Specifically, ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. We do not expect ASU 2015-11 to have an impact on our consolidated financial statements.

In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, (“ASU 2015-14”). ASU 2015-14 defers the effective date of Accounting Standards Update 2014-09: Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09). The guidance in ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact of ASU 2014-09, as amended by ASU 2015-14, on our consolidated financial statements.

In August 2015, the FASB issued Accounting Standards Update 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, (“ASU 2015-15”). ASU 2015-15 adds clarification to the guidance presented in ASU 2015-03, as that guidance did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. We adopted this ASU along with the original guidance in ASU 2015-03 discussed above. The guidance in this ASU did not have an impact on our consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, (“ASU 2015-16”). ASU 2015-16 was issued to simplify the accounting for adjustments made to provisional amounts recognized in a business combination and eliminates the requirement to retrospectively account for such adjustments. ASU 2015-16 requires an entity to present separately on the face of the income statement, or disclose in the notes, amounts recorded in current period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. We do not expect ASU 2015-16 to have a significant impact on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, (“ASU 2015-17”). ASU 2015-17 was issued to simplify the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. However, the requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted this guidance in the fourth quarter of fiscal year 2015 and elected the prospective approach. Therefore, deferred taxes as of December 31, 2015 are recorded as long-term deferred tax assets and long-term deferred tax liabilities on the balance sheet. Balances as of December 31, 2014 have not been recast.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, (“ASU 2016-01”). ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The guidance in ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for financial statements of fiscal years that have not been previously issued. We are currently evaluating the impact of ASU 2016-01 on our consolidated financial statements.

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

Interest Rate Risk

We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt facilities. At December 31, 2015, there was an aggregate of approximately $579.0 million of variable rate debt outstanding under these facilities, which excludes $100.0 million of Cinemark USA, Inc.’s term loan debt that is hedged with the Company’s interest rate swap agreement discussed below. Based on the interest rates in effect on the variable rate debt outstanding at December 31, 2015, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $5.8 million.

Our interest rate swap agreement qualifies for cash flow hedge accounting. The fair value of the interest rate swap is recorded on our consolidated balance sheet as an asset or liability with the effective portion of the interest rate swap’s gains or losses reported as a component of accumulated other comprehensive loss and the ineffective portion reported in earnings. Below is a summary of our interest rate swap agreement as of December 31, 2015:

Nominal Amount (in millions)	Effective Date	Pay Rate	Receive Rate	Expiration Date
$ 100.0	November 2011	1.7150%	1-month LIBOR	April 2016

The table below provides information about our fixed rate and variable rate long-term debt agreements as of December 31, 2015:

	Expected Maturity for the Twelve-Month Periods Ending December 31,
	(in millions)
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value	Average Interest Rate
Fixed rate (1)	$1.4	$1.4	$1.4	$1.4	$—	$1,230.0	$1,235.6	$1,229.5	5.3%
Variable rate	7.0	7.0	7.0	7.0	7.0	544.0	579.0	576.8	3.4%

Total debt (2)	$8.4	$8.4	$8.4	$8.4	$7.0	$1,774.0	$1,814.6	$1,806.3

(1)	Includes $100.0 million of the Cinemark USA, Inc. term loan, which represents the debt currently hedged with the Company’s interest rate swap agreement.
(2)	Amounts are presented before adjusting for debt issuance costs.

Foreign Currency Exchange Rate Risk

We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and interior finish items and other operating supplies used by our international subsidiaries. A majority of the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our equity ownership in our international subsidiaries as of December 31, 2015, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed, would decrease the aggregate net book value of our investments in our international subsidiaries by approximately $30 million and would decrease the aggregate net income of our international subsidiaries for the years ended December 31, 2013, 2014 and 2015 by approximately $7 million, $8 million and $7 million, respectively.

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

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2015, under the supervision and with the participation of our principal executive officer and principal financial officer, we carried out an evaluation required by the Exchange Act of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control framework and processes are designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements in accordance with the accounting principles generally accepted in the U.S. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). As a result of this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

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

Incorporated by reference to Cinemark Holdings, Inc.’s proxy statement for its annual stockholders meeting (under the headings “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance” and “Executive Officers”) to be held on May 26, 2016 and to be filed with the SEC within 120 days after December 31, 2015.

Item 11.	Executive Compensation

Incorporated by reference to Cinemark Holdings, Inc.’s proxy statement for its annual stockholders meeting (under the heading “Executive Compensation”) to be held on May 26, 2016 and to be filed with the SEC within 120 days after December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to Cinemark Holdings, Inc.’s proxy statement for its annual stockholders meeting (under the headings “Security Ownership of Certain Beneficial Owners and Management”) to be held on May 26, 2016 and to be filed with the SEC within 120 days after December 31, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to Cinemark Holdings, Inc.’s proxy statement for its annual stockholders meeting (under the heading “Certain Relationships and Related Party Transactions” and “Corporate Governance”) to be held on May 26, 2016 and to be filed with the SEC within 120 days after December 31, 2015.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference to Cinemark Holdings, Inc.’s proxy statement for its annual stockholders meeting (under the heading “Board Committees – Audit Committee – Fees Paid to Independent Registered Public Accounting Firm”) to be held on May 26, 2016 and to be filed with the SEC within 120 days after December 31, 2015.

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

Dated: March 4, 2016	CINEMARK USA, INC.

	BY:	/s/ Mark Zoradi
Mark Zoradi
Chief Executive Officer

	BY:	/s/ Sean Gamble
Sean Gamble
Chief Financial Officer and
Principal Accounting Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby severally constitutes and appoints Mark Zoradi and Sean Gamble his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with accompanying exhibits and other related documents, with the Securities and Exchange Commission, and ratify and confirm all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue of said appointment.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lee Roy Mitchell Lee Roy Mitchell	Chairman of the Board of Directors and Director	March 4, 2016

/s/ Mark Zoradi Mark Zoradi	Chief Executive Officer and Director (principal executive officer)	March 4, 2016

/s/ Sean Gamble Sean Gamble	Chief Financial Officer (principal financial and accounting officer)	March 4, 2016

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Cinemark USA, Inc.

Plano, Texas

We have audited the accompanying consolidated balance sheets of Cinemark USA, Inc. and subsidiaries (the “Company”), a wholly-owned subsidiary of Cinemark Holdings, Inc., as of December 31, 2014 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cinemark USA, Inc. and subsidiaries as of December 31, 2014 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 4, 2016

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2014	December 31, 2015
Assets

Current assets
Cash and cash equivalents	$638,841	$588,503
Inventories	13,419	15,954
Accounts receivable	47,917	74,287
Current income tax receivable	19,350	22,877
Current deferred tax asset	10,518	—
Prepaid expenses and other	10,882	13,494
Accounts receivable from parent	12,638	1,171

Total current assets	753,565	716,286

Theatre properties and equipment
Land	95,699	95,479
Buildings	416,680	453,034
Property under capital lease	313,277	336,666
Theatre furniture and equipment	878,453	929,180
Leasehold interests and improvements	844,983	873,032

Total	2,549,092	2,687,391
Less accumulated depreciation and amortization	1,098,280	1,182,322

Theatre properties and equipment, net	1,450,812	1,505,069

Other assets
Goodwill	1,277,383	1,247,548
Intangible assets - net	348,024	339,644
Investment in NCM	178,939	183,755
Investments in and advances to affiliates	77,658	94,973
Long-term deferred tax asset	164	2,114
Deferred charges and other assets - net (see Note 2)	46,571	38,243

Total other assets	1,928,739	1,906,277

Total assets	$4,133,116	$4,127,632

Liabilities and equity

Current liabilities
Current portion of long-term debt	$8,423	$8,405
Current portion of capital lease obligations	16,494	18,780
Current income tax payable	6,396	7,332
Current deferred tax liability	75	—
Current liability for uncertain tax positions	7,283	9,155
Accounts payable	119,170	108,844
Accrued film rentals	86,250	97,172
Accrued payroll	37,457	45,811
Accrued property taxes	29,925	31,719
Accrued other current liabilities	102,410	111,951

Total current liabilities	413,883	439,169

Long-term liabilities
Long-term debt, less current portion (see Note 2)	1,783,155	1,772,930
Capital lease obligations, less current portion	201,978	208,952
Long-term deferred tax liability	140,973	139,905
Long-term liability for uncertain tax positions	8,410	7,853
Deferred lease expenses	46,003	43,333
Deferred revenue - NCM	335,219	342,134
Other long-term liabilities	66,772	60,105

Total long-term liabilities	2,582,510	2,575,212

Commitments and contingencies (see Note 17)

Equity
Cinemark USA, Inc.’s stockholder’s equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49,543	49,543
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Additional paid-in-capital	1,221,179	1,238,473
Retained earnings	24,677	110,049
Accumulated other comprehensive loss	(144,772)	(271,686)

Total Cinemark USA, Inc.’s stockholder’s equity	1,126,394	1,102,146
Noncontrolling interests	10,329	11,105

Total equity	1,136,723	1,113,251

Total liabilities and equity	$4,133,116	$4,127,632

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2013, 2014 AND 2015

(In thousands)

	2013	2014	2015
Revenues
Admissions	$1,706,145	$1,644,169	$1,765,519
Concession	845,168	845,376	936,970
Other	131,581	137,445	150,120

Total revenues	2,682,894	2,626,990	2,852,609

Cost of operations
Film rentals and advertising	919,511	883,052	976,590
Concession supplies	135,715	131,985	144,270
Salaries and wages	269,353	273,880	301,099
Facility lease expense	307,851	317,096	319,761
Utilities and other	305,703	308,445	324,851
General and administrative expenses	163,134	148,588	154,052
Depreciation and amortization	163,970	175,656	189,206
Impairment of long-lived assets	3,794	6,647	8,801
(Gain) loss on sale of assets and other	(3,845)	15,715	8,143

Total cost of operations	2,265,186	2,261,064	2,426,773

Operating income	417,708	365,926	425,836

Other income (expense)
Interest expense	(124,714)	(113,698)	(112,741)
Interest income	3,622	5,599	8,708
Foreign currency exchange loss	(1,616)	(6,192)	(16,793)
Loss on amendment to debt agreement	—	—	(925)
Loss on early retirement of debt	(72,302)	—	—
Distributions from NCM	20,701	18,541	18,140
Equity in income of affiliates	22,682	22,743	28,126

Total other expense	(151,627)	(73,007)	(75,485)

Income before income taxes	266,081	292,919	350,351
Income taxes	114,160	97,150	129,960

Net income	151,921	195,769	220,391
Less: Net income attributable to noncontrolling interests	2,078	1,389	1,859

Net income attributable to Cinemark USA, Inc.	$149,843	$194,380	$218,532

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2013, 2014 AND 2015

(In thousands)

	2013	2014	2015
Net income	$151,921	$195,769	$220,391

Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $1,865, $1,759 and $1,562, net of settlements	3,151	2,846	2,636
Unrealized gain (loss) due to fair value adjustments on available-for-sale securities, net of taxes of $1,223, $1,479 and $572	(2,041)	2,507	(957)
Other comprehensive income (loss) in equity method investments	2,386	676	(3,119)
Foreign currency translation adjustments, net of taxes of $0, $0 and $888	(47,699)	(68,997)	(125,512)

Total other comprehensive loss, net of tax	(44,203)	(62,968)	(126,952)

Total comprehensive income, net of tax	107,718	132,801	93,439
Comprehensive income attributable to noncontrolling interests	(1,996)	(1,374)	(1,821)

Comprehensive income attributable to Cinemark USA, Inc.	$105,722	$131,427	$91,618

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2013, 2014 AND 2015

(In thousands)

										Total
	Class A		Class B					Retained	Accumulated	Cinemark
	Common Stock		Common Stock		Treasury Stock		Additional	Earnings	Other	USA, Inc.’s
	Shares		Shares		Shares		Paid-in-	(Accumulated	Comprehensive	Stockholder’s	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Acquired	Amount	Capital	Deficit)	Loss	Equity	Interests	Equity
Balance at January 1, 2013	2	$—	240	$49,543	(57)	$(24,233)	$1,192,106	$(94,425)	$(37,698)	$1,085,293	$10,919	$1,096,212

Share based awards compensation expense	—	—	—	—	—	—	16,046	—	—	16,046	—	16,046
Tax benefit related to stock option exercises and share based award vestings	—	—	—	—	—	—	2,964	—	—	2,964	—	2,964
Purchase of noncontrolling interests’ share of Brazilian subsidiary	—	—	—	—	—	—	(4,618)	—	—	(4,618)	(1,003)	(5,621)
Dividends paid to parent	—	—	—	—	—	—	—	(105,150)	—	(105,150)	—	(105,150)
Noncash dividends to parent	—	—	—	—	—	—	—	(4,971)	—	(4,971)	—	(4,971)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,917)	(2,917)
Net income	—	—	—	—	—	—	—	149,843	—	149,843	2,078	151,921
Other comprehensive loss	—	—	—	—	—	—	—	—	(44,121)	(44,121)	(82)	(44,203)

Balance at December 31, 2013	2	$—	240	$49,543	(57)	$(24,233)	$1,206,498	$(54,703)	$(81,819)	$1,095,286	$8,995	$1,104,281

Share based awards compensation expense	—	—	—	—	—	—	11,875	—	—	11,875	—	11,875
Tax benefit related to stock option exercises and share based award vestings	—	—	—	—	—	—	2,806	—	—	2,806	—	2,806
Noncontrolling interests’ share of acquired subsidiary	—	—	—	—	—	—	—	—	—	—	346	346
Dividends paid to parent	—	—	—	—	—	—	—	(115,000)	—	(115,000)	—	(115,000)
Noncash dividends to parent								—		—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(386)	(386)
Net income	—	—	—	—	—	—	—	194,380	—	194,380	1,389	195,769
Other comprehensive loss	—	—	—	—	—	—	—	—	(62,953)	(62,953)	(15)	(62,968)

Balance at December 31, 2014	2	$—	240	$49,543	(57)	$(24,233)	$1,221,179	$24,677	$(144,772)	$1,126,394	$10,329	$1,136,723

Share based awards compensation expense	—	—	—	—	—	—	14,873	—	—	14,873	—	14,873
Tax benefit related to share based award vestings	—	—	—	—	—	—	2,421	—	—	2,421	—	2,421
Dividends paid to parent	—	—	—	—	—	—	—	(115,225)	—	(115,225)	—	(115,225)
Noncash dividends to parent	—	—	—	—	—	—	—	(17,935)	—	(17,935)	—	(17,935)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,045)	(1,045)
Net income	—	—	—	—	—	—	—	218,532	—	218,532	1,859	220,391
Other comprehensive loss	—	—	—	—	—	—	—	—	(126,914)	(126,914)	(38)	(126,952)

Balance at December 31, 2015	2	$—	240	$49,543	(57)	$(24,233)	$1,238,473	$110,049	$(271,686)	$1,102,146	$11,105	$1,113,251

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013, 2014 AND 2015

(In thousands)

	2013	2014	2015
Operating activities
Net income	$151,921	$195,769	$220,391

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	160,071	173,138	186,898
Amortization of intangible and other assets and favorable/unfavorable leases	3,899	2,518	2,308
Amortization of long-term prepaid rents	2,625	1,542	2,361
Amortization of debt issue costs	5,476	5,245	5,151
Amortization of deferred revenues, deferred lease incentives and other	(11,712)	(13,665)	(17,163)
Amortization of bond discount	482	—	—
Impairment of long-lived assets	3,794	6,647	8,801
Share based awards compensation expense	16,046	11,875	14,873
(Gain) loss on sale of assets and other	(3,845)	15,715	8,143
Write-off of unamortized debt issue costs, debt discount and accumulated other comprehensive loss related to early retirement of debt	15,688	—	—
Deferred lease expenses	5,701	2,536	(1,806)
Equity in income of affiliates	(22,682)	(22,743)	(28,126)
Deferred income tax expenses	(37,790)	526	11,095
Interest paid on redemption of senior notes	(8,054)	—	—
Distributions from equity investees	13,658	19,172	19,027
Changes in other assets and liabilities:
Inventories	(1,539)	400	(2,535)
Accounts receivable	(15,938)	31,027	(28,069)
Income tax receivable	4,060	(18,681)	(3,527)
Prepaid expenses and other	(3,557)	4,066	(2,612)
Deferred charges and other assets - net	(17,624)	19,713	8,126
Accounts payable and accrued expenses	48,126	33,674	43,859
Income tax payable	15,035	(15,685)	936
Liabilities for uncertain tax positions	(14,345)	(4,437)	1,315
Other long-term liabilities	(134)	5,776	5,779

Net cash provided by operating activities	309,362	454,128	455,225

Investing activities
Additions to theatre properties and equipment	(259,670)	(244,705)	(331,726)
Proceeds from sale of theatre properties and equipment and other	34,271	2,545	9,966
Acquisition of theatres in the U.S., net of cash acquired	(259,247)	(7,951)	—
Acquisition of theatre in Brazil	—	—	(2,651)
Proceeds from disposition of Mexico theatres	126,167	—	—
Investment in joint ventures and other	(6,222)	(3,228)	(3,711)

Net cash used for investing activities	(364,701)	(253,339)	(328,122)

Financing activities
Dividends paid to parent	(105,150)	(115,000)	(115,225)
Payroll taxes paid as a result of restricted stock withholdings	(3,464)	(9,861)	(4,770)
Proceeds from issuance of notes	530,000	—	—
Other short term borrowings	1,473	—	—
Redemption of senior notes	(461,946)	—	—
Repayments of other long-term debt	(9,339)	(9,846)	(8,420)
Payment of debt issue costs	(9,328)	—	(6,957)
Payments on capital leases	(12,015)	(14,035)	(16,513)
Purchases of non-controlling interests	(5,621)	—	—
Other	44	2,422	1,376

Net cash used for financing activities	(75,346)	(146,320)	(150,509)

Effect of exchange rates on cash and cash equivalents	(11,516)	(15,522)	(26,932)

Increase (decrease) in cash and cash equivalents	(142,201)	38,947	(50,338)

Cash and cash equivalents:
Beginning of year	742,095	599,894	638,841

End of year	$599,894	$638,841	$588,503

Supplemental information (see Note 15)

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Cinemark USA, Inc. and subsidiaries (the “Company”), a wholly-owned subsidiary of Cinemark Holdings, Inc., operates in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia and Curaçao. The Company operated theatres in Mexico until November 15, 2013 (see Note 3).

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

Accounts Receivable – Accounts receivable, which are recorded at net realizable value, consists primarily of receivables related to screen advertising, receivables related to discounted tickets sold to retail locations, receivables from landlords related to theatre construction, rebates earned from the Company’s beverage and other concession vendors and value-added and other non-income tax receivables.

Inventories — Concession and theatre supplies inventories are stated at the lower of cost (first-in, first-out method) or market.

Theatre Properties and Equipment — Theatre properties and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Category	Useful Life
Buildings on owned land	40 years
Buildings on leased land	Lesser of lease term or useful life
Land and buildings under capital lease (1)	Lesser of lease term or useful life
Theatre furniture and equipment	3 to 15 years
Leasehold improvements	Lesser of lease term or useful life

(1)	Amortization of capital lease assets is included in depreciation and amortization expense on the consolidated statements of income. Accumulated amortization of capital lease assets as of December 31, 2014 and 2015 was $133,022 and $150,968, respectively.

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

        The Company considers actual theatre level cash flows, budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life correlates with the available remaining lease period, which includes the probability of renewal periods, for leased properties and the lesser of twenty years or the building’s remaining useful life for fee-owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during 2013, 2014 and 2015. The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 7.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Goodwill and Other Intangible Assets — The Company evaluates goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable. The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of its nineteen regions in the U.S. and seven countries internationally (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit). Goodwill impairment was evaluated using a two-step approach during 2013 and 2014, requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was eight times for the evaluations performed during 2013 and 2014. As of December 31, 2014, the estimated fair value of the Company’s goodwill exceeded their carrying values by at least 10%.

For the year ended December 31, 2015, the Company performed a qualitative goodwill impairment assessment on all reporting units except one, in accordance with ASU 2011-08 Testing Goodwill for Impairment (“ASU 2011-08”). The qualitative assessment included consideration of historical and expected future industry performance, estimated future performance of the Company, current industry trading multiples and other economic factors. Based on the qualitative assessment performed, the Company determined that it was not more likely than not that the fair value of the reporting units were less than their carrying values. The Company performed the quantitative two-step approach on a new U.S. region that had not previously been assessed for goodwill impairment. The fair value for the new reporting unit was determined based on a multiple of estimated cash flows, which was eight times, and exceeded its carrying value by more than 10%.

Tradename intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. During 2013 and 2014, the Company estimated the fair value of its tradenames by applying an estimated market royalty rate that could be charged for the use of our tradename to forecasted future revenues, with an adjustment for the present value of such royalties. If the estimated fair value is less than the carrying value, the tradename intangible asset is written down to its estimated fair value. Significant judgment is involved in estimating market royalty rates and long-term revenue forecasts. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected revenue performance and industry trends. As of December 31, 2014, the estimated fair value of the Company’s tradename intangible assets exceeded their carrying values by at least 10%. For the year ended December 31, 2015, the Company performed a qualitative tradename intangible asset impairment assessment in accordance with ASU 2011-08. The qualitative assessment included consideration of the Company’s historical and forecasted revenues and estimated royalty rates for each tradename intangible asset. Based on the qualitative assessment performed, the Company determined that it was not more likely than not that the fair values of tradename intangible assets were less than their carrying values.

The table below summarizes the Company’s intangible assets and the amortization method used for each type of intangible asset:

Intangible Asset	Amortization Method
Goodwill	Indefinite-lived
Tradename	Indefinite-lived
Vendor contracts	Straight-line method over the terms of the underlying contracts. The remaining terms of the underlying contracts range from two to five years.
Favorable/unfavorable leases	Based on the pattern in which the economic benefits are realized over the terms of the lease agreements. The remaining terms of the lease agreements range from approximately three to twenty-one years.
Other intangible assets	Straight-line method over the terms of the underlying agreement or the expected useful life of the intangible asset. The remaining useful lives of these intangible assets range from two to eleven years.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Deferred Charges and Other Assets — Deferred charges and other assets consist of long-term prepaid rents, construction and other deposits, equipment to be placed in service, and other assets of a long-term nature. Long-term prepaid rents represent prepayments of rent on operating leases. These payments are recognized as facility lease expense over the period for which the rent was paid in advance as outlined in the lease agreements. The amortization periods generally range from one to ten years.

Lease Accounting — The Company evaluates each lease for classification as either a capital lease or an operating lease. The Company records the lease as a capital lease at its inception if 1) the present value of future minimum lease payments exceeds 90% of the leased property’s estimated fair value; 2) the lease term exceeds 75% of the property’s estimated useful life; 3) the lease contains a bargain purchase option; or 4) ownership transfers to the Company at the end of the lease. The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. If the lease agreement calls for a scheduled rent increase during the lease term, the Company recognizes the lease expense on a straight-line basis over the lease term. The Company determines the straight-line rent expense impact of an operating lease upon inception of the lease. The landlord is typically responsible for constructing a theatre using guidelines and specifications agreed to by the Company and assumes substantially all of the risk of construction. If the Company concludes that it has substantially all of the construction period risks, it records a construction asset and related liability for the amount of total project costs incurred during the construction period. At the end of the construction period, the Company determines if the transaction qualifies for sale-leaseback accounting treatment in regards to lease classification. If the Company receives a lease incentive payment from a landlord, the Company records the proceeds as a deferred lease incentive liability and amortizes the liability as a reduction in rent expense over the initial term of the respective lease.

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

Self-Insurance Reserves — The Company is self-insured for general liability claims subject to an annual cap. For the years ended December 31, 2013, 2014 and 2015, claims were capped at $250, $100 and $100 per occurrence, respectively, with annual caps of approximately $2,600, $2,670 and $2,900, respectively. The Company is also self-insured for medical claims up to $125 per occurrence. The Company is fully insured for workers compensation claims. As of December 31, 2014 and 2015, the Company’s insurance reserves were $7,675 and $9,039, respectively, and are reflected in accrued other current liabilities in the consolidated balance sheets.

Revenue and Expense Recognition — Revenues are recognized when admissions and concession sales are received at the box office. Other revenues primarily consist of screen advertising. Screen advertising revenues are recognized over the period that the related advertising is delivered on-screen or in-theatre. The Company records proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognizes admissions or concession revenue when a holder redeems the card or certificate. The Company recognizes unredeemed gift cards and other advanced sale-type certificates as revenue only after such a period of time indicates, based on historical experience, the likelihood of redemption is remote, and based on applicable laws and regulations. In evaluating the likelihood of redemption, the Company considers the period outstanding, the level and frequency of activity, and the period of inactivity. As of December 31, 2014 and 2015, the Company’s liabilities for advanced sale-type certificates were approximately $63,209 and $68,158, respectively, and are reflected in accrued other current liabilities on the consolidated balance sheets. The Company recognized unredeemed gift cards and other advanced sale-type certificates as revenues in the amount of $10,684, $12,233 and $11,786 during the years ended December 31, 2013, 2014 and 2015, respectively.

Film rental costs are accrued based on the applicable box office receipts and either firm terms or a sliding scale formula, which are generally established prior to the opening of the film, or estimates of the final rate, which occurs at the conclusion of the film run, subject to the film licensing arrangement. Under a firm terms formula, the Company pays the distributor a percentage of box office receipts, which reflects either an aggregate rate for the life of the film or rates that decline over the term of the run. Under a sliding scale formula, film rental is paid as a percentage of box office revenues using a pre-determined matrix based upon box office performance of the film. The settlement process allows for negotiation of film rental fees upon the conclusion of the film run based upon how the film performs. Estimates are based on the expected success of a film. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known at the time the estimate is made and the expected success of a film can typically be estimated early in the film’s run. If actual settlements are different than those estimates, film rental costs are adjusted at that time.

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

Segments — For the years ended December 31, 2013, 2014 and 2015, the Company managed its business under two reportable operating segments, U.S. markets and international markets. See Note 18.

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

Foreign Currency Translations — The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in the consolidated balance sheets in accumulated other comprehensive loss. See Note 12 for a summary of the translation adjustments recorded in accumulated other comprehensive loss for the years ended December 31, 2013, 2014 and 2015. The Company recognizes foreign currency transaction gains and losses when changes in exchange rates impact transactions, other than intercompany transactions of a long-term investment nature, that have been denominated in a currency other than the functional currency.

Fair Value Measurements — According to authoritative guidance, inputs used in fair value measurements fall into three different categories; Level 1, Level 2 and Level 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company has interest rate swap agreements and investments in marketable securities that are adjusted to fair value on a recurring basis (quarterly). With respect to its interest rate swap agreements, the Company uses the income approach to determine the fair value of its interest rate swap agreements and under this approach, the Company uses projected future interest rates as provided by the counterparties to the interest rate swap agreements and the fixed rates that the Company is obligated to pay under these agreements. Therefore, the Company’s fair value measurements for its interest rate swaps use significant unobservable inputs, which fall in Level 3. With respect to its investments in marketable securities, the Company uses quoted market prices, which fall under Level 1 of the hierarchy. There were no changes in valuation techniques during the period and no transfers in or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2013, 2014 or 2015. See Note 10 for further discussion of the Company’s interest rate swap agreements and Note 11 for further

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

discussion of the Company’s fair value measurements. The Company also uses fair value measurements on a nonrecurring basis, primarily in the impairment evaluations for goodwill, intangible assets and other long-lived assets. See Goodwill and Other Intangible Assets and Theatre Properties and Equipment included above for discussion of such fair value measurements.

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

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, (“ASU 2015-01”). ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. With this update, there is no longer a need to segregate extraordinary items from the results of ordinary operations, separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or disclose income taxes and earnings per share data applicable to an extraordinary item. However, presentation and disclosure requirements for items that are unusual in nature and occur infrequently still apply. ASU 2015-01 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company has elected to early adopt ASU 2015-01, which had no impact on its consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with certain VIEs. ASU 2015-02 also provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2015-02 on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-03 Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The update changes the presentation of debt issuance costs for term debt in the balance sheet by requiring the debt issuance costs be presented as a direct deduction from the related debt liability, rather than recorded as an asset. This guidance is effective for periods beginning after December 15, 2015, and interim periods within those annual periods applied retrospectively. Early adoption is permitted. The Company adopted this guidance in the fourth quarter of fiscal year 2015. Debt issuance costs associated with long-term debt, net of accumulated amortization, were $31,419 and $33,237 as of December 31, 2014 and 2015, respectively. The balance sheet as of December 31, 2014 has been recast to reflect the reclassification of debt issuances costs, net of accumulated amortization, from deferred charges and other assets – net to a reduction of long-term debt, less current portion.

In April 2015, the FASB issued Accounting Standards Update 2015-05, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in Cloud Computing Arrangement, (“ASU 2015-05”). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. In addition, the guidance in this

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Update supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company has elected to early adopt ASU 2015-05, which had no impact on its consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, (“ASU 2015-11”). ASU 2015-11 affects reporting entities that measure inventory using first-in, first-out (FIFO) or average cost. Specifically, ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not expect ASU 2015-11 to have an impact on its consolidated financial statements.

In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, (“ASU 2015-14”). ASU 2015-14 defers the effective date of Accounting Standards Update 2014-09: Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09). The guidance in ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of ASU 2014-09, as amended by ASU 2015-14, on its consolidated financial statements.

In August 2015, the FASB issued Accounting Standards Update 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, (“ASU 2015-15”). ASU 2015-15 adds clarification to the guidance presented in ASU 2015-03, as that guidance did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. The Company adopted this ASU along with the original guidance in ASU 2015-03 discussed above. The guidance in this ASU did not have an impact on the consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, (“ASU 2015-16”). ASU 2015-16 was issued to simplify the accounting for adjustments made to provisional amounts recognized in a business combination and eliminates the requirement to retrospectively account for such adjustments. ASU 2015-16 requires an entity to present separately on the face of the income statement, or disclose in the notes, amounts recorded in current period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect ASU 2015-16 to have a significant impact on its consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, (“ASU 2015-17”). ASU 2015-17 was issued to simplify the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. However, the requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted this guidance in the fourth quarter of fiscal year 2015 and elected the prospective approach. Therefore, deferred taxes as of December 31, 2015 are recorded as long-term deferred tax assets and long-term deferred tax liabilities on the consolidated balance sheet. Balances as of December 31, 2014 have not been recast.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, (“ASU 2016-01”). ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The guidance in ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for financial statements of fiscal years that have not been previously issued. The Company is currently evaluating the impact of ASU 2016-01 on its consolidated financial statements.

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

The following unaudited pro forma information summarizes our results of operations as if the Rave Acquisition had occurred as of January 1, 2013:

Year Ended December 31, 2013
Total revenues	$2,777,458
Income before income taxes	$275,657

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

The Company has an investment in National CineMedia, LLC (“NCM”). NCM operates a digital in-theatre network in the U.S. for providing cinema advertising and non-film events. Upon joining NCM, the Company entered into an Exhibitor Services Agreement, or the ESA, with NCM, pursuant to which NCM provides advertising, promotion and event services to our theatres. On February 13, 2007, National CineMedia, Inc. (“NCMI”), an entity that serves as the sole manager of NCM, completed an IPO of its common stock. In connection with the NCMI initial public offering, the Company amended its operating agreement and the ESA with NCMI. The ESA modification reflected a shift from circuit share expense under the prior ESA, which obligated NCM to pay the Company a percentage of revenue, to a monthly theatre access fee, which significantly reduced the contractual amounts paid to us by NCM. The Company recorded the proceeds related to the ESA modification as deferred revenue, which is being amortized into other revenues over the life of the agreement using the units of revenue method. In consideration for NCM’s exclusive access to the Company’s theatre attendees for on-screen advertising and use of off-screen areas within the Company’s theatres for lobby entertainment and lobby promotions, the Company receives a monthly theatre access fee under the modified ESA. The theatre access fee is composed of a fixed payment per patron, initially seven cents, and a fixed payment per digital screen, which may be adjusted for certain reasons outlined in the modified ESA. The payment per theatre patron increases by 8% every five years, with the first such increase taking effect after the end of fiscal 2011, and the payment per digital screen, initially eight hundred dollars per digital screen per year, increases annually by 5%. For 2013, 2014 and 2015, the annual payment per digital screen was one thousand seventy-two dollars, one thousand one hundred twenty-five dollars and one thousand one hundred eight-two dollars, respectively. The theatre access fee paid in the aggregate to Regal Entertainment Group (“Regal”), AMC Entertainment, Inc. (“AMC”) and the Company will not be less than 12% of NCM’s Aggregate Advertising Revenue (as defined in the modified ESA), or it will be adjusted upward to reach this minimum payment. Additionally, with respect to any on-screen advertising time provided to the Company’s beverage concessionaire, the Company is required to purchase such time from NCM at a negotiated rate. The modified ESA has, except with respect to certain limited services, a remaining term of approximately 21 years.

As a result of the application of a portion of the proceeds it received from the NCMI initial public offering, the Company had a negative basis in its original membership units in NCM, which is referred to herein as the Company’s Tranche 1 Investment. Following the NCMI IPO, the Company does not recognize undistributed equity in the earnings on its Tranche 1 Investment until NCM’s net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company recognizes cash distributions it receives from NCM on its Tranche 1 Investment as a component of earnings as Distributions from NCM. The Company believes that the accounting model provided by ASC 323-10-35-22 for recognition of equity investee losses in excess of an investor’s basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

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

Below is a summary of common units received by the Company under the Common Unit Adjustment Agreement during the years ended December 31, 2013, 2014 and 2015:

Event	Date Common Units Received	Number of Common Units Received	Fair Value of Common Units Received
2013 Annual common unit adjustment	03/28/13	588,024	$8,869
2013 Extraordinary common unit adjustment (as result of Rave Acquisition – see Note 3)	05/29/13	5,315,837	$89,928
2014 Annual common unit adjustment	03/27/14	557,631	$8,216
2015 Annual common unit adjustment	03/31/15	1,074,910	$15,421

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

As of December 31, 2015, the Company owned a total of 25,631,046 common units of NCM, which represented an approximate 19% interest. Each common unit is convertible into one share of NCMI common stock. The estimated fair value of the Company’s investment in NCM was approximately $402,664 as of December 31, 2015, using NCMI’s stock price as of December 31, 2015 of $15.71 per share.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Summary of Activity with NCM

Below is a summary of activity with NCM included in the Company’s consolidated financial statements for the periods indicated:

	Investment in NCM	Deferred Revenue	Distributions from NCM	Equity in Earnings	Other Revenue	Other Comprehensive (Income) Loss	Cash Received
Balance as of January 1, 2013	$78,123	$(241,305)
Receipt of common units due to annual common unit adjustment	8,869	(8,869)	$—	$—	$—	$—	$—
Receipt of common units due to extraordinary common unit adjustment	89,928	(89,928)	—	—	—	—	—
Revenues earned under ESA (1)	—	—			(7,960)	—	7,960
Receipt of excess cash distributions	(13,166)	—	(19,374)	—	—	—	32,540
Receipt under tax receivable agreement	(492)	—	(1,327)	—	—	—	1,819
Equity in earnings (2)	13,753	—	—	(11,578)	—	—	—
Equity in other comprehensive income	1,838	—	—	—	—	(1,838)	—
Amortization of deferred revenue	—	5,673	—	—	(5,673)	—	—

Balance as of and for the period ended December 31, 2013	$178,853	$(334,429)	$(20,701)	$(11,578)	$(13,633)	$(1,838)	$42,319

Receipt of common units due to annual common unit adjustment	8,216	(8,216)	$—	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(9,249)	—	9,249
Receipt of excess cash distributions	(12,574)	—	(14,778)	—	—	—	27,352
Receipt under tax receivable agreement	(2,594)	—	(3,763)	—	—	—	6,357
Equity in earnings	6,142	—	—	(6,142)	—	—	—
Equity in other comprehensive income	896	—	—	—	—	(896)	—
Amortization of deferred revenue	—	7,426	—	—	(7,426)	—	—

Balance as of and for the period ended December 31, 2014	$178,939	$(335,219)	$(18,541)	$(6,142)	$(16,675)	$(896)	$42,958

Receipt of common units due to annual common unit adjustment	15,421	(15,421)	$—	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(11,330)	—	11,330
Receipt of excess cash distributions	(14,072)	—	(15,396)	—	—	—	29,468
Receipt under tax receivable agreement	(2,308)	—	(2,744)	—	—	—	5,052
Equity in earnings	8,510	—	—	(8,510)	—	—	—
Equity in other comprehensive loss	(2,735)	—	—	—	—	2,735	—
Amortization of deferred revenue	—	8,506	—	—	(8,506)	—	—

Balance as of and for the period ended December 31, 2015	$183,755	$(342,134)	$(18,140)	$(8,510)	$(19,836)	$2,735	$45,850

(1)	Amounts include the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire. The amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire were approximately $11,958, $11,489 and $9,819 for the years ended December 31, 2013, 2014 and 2015, respectively.
(2)	A portion of the equity in earnings recorded for the year ended December 31, 2013 was recorded as a reduction in our investment basis in a joint venture (AC JV, LLC) that the Company, along with Regal and AMC, recently formed with NCM. See Note 5.

On May 5, 2014, NCMI announced that it had entered into a merger agreement to acquire Screenvision, LLC. On November 3, 2014, the U.S. Department of Justice (“DOJ”) filed an antitrust lawsuit seeking to enjoin the proposed merger between NCMI and Screenvision, LLC. On March 16, 2015, NCMI announced that it had agreed with Screenvision, LLC to terminate the merger agreement. The termination of the merger agreement resulted in a $26.8 million termination payment to Screenvision by NCMI. NCM indemnified NCMI for the termination fee. The impact of the termination payment and related merger costs resulted in NCM not making an excess cash distribution to its shareholders during the second quarter of 2015.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company made payments to NCM of approximately $124 and $50 during the years ended December 31, 2014 and 2015, respectively, related to installation of certain equipment used for digital advertising, which is included in theatre furniture and equipment on the consolidated balance sheets. The Company paid event fees of $8,249 to NCM for the year ended December 31, 2013, prior to the formation of AC JV, LLC, as discussed in Note 5, which are included in film rentals and advertising costs on the consolidated statements of income.

The tables below present summary financial information for NCM for the periods indicated (financial information for the year ended December 31, 2015 is not yet available):

	Year Ended		Nine Months Ended October 1, 2015
	December 26, 2013	January 1, 2015
Gross revenues	$462,815	$393,994	$310,061
Operating income	$202,019	$159,624	$40,442
Net income	$162,870	$96,309	$38,519

	As of January 1, 2015	As of October 1, 2015
Total assets	$681,107	$700,326
Total liabilities	$998,529	$1,030,243

5.	OTHER INVESTMENTS

The Company had the following other investments at December 31:

	2014	2015
Digital Cinema Implementation Partners (“DCIP”), equity method investment	$51,277	$71,579
RealD, Inc. (“RealD”), investment in marketable security	14,429	12,900
AC JV, LLC, equity method investment	7,899	7,269
Digital Cinema Distribution Coalition (“DCDC”), equity method investment	2,438	2,562
Other	1,615	663

Total	$77,658	$94,973

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of activity for each of the investments for the years ended December 31, 2013, 2014 and 2015:

	DCIP	RealD	AC JV, LLC	DCDC	Other	Total
Balance at January 1, 2013	$23,012	$13,707	$—	$5	$1,477	$38,201
Cash contributions	3,232	—	268	2,721	—	6,221
Issuance of promissory note to NCM	—	—	8,333	—	—	8,333
Equity in income (loss)	11,241	—	—	(137)	—	11,104
Equity in other comprehensive income	548	—	—	—	—	548
Adjustment for gain recognized by NCM	—	—	(2,175)	—	—	(2,175)
Unrealized holding loss	—	(3,264)	—	—	—	(3,264)
Other	—	—	—	—	689	689

Balance at December 31, 2013	$38,033	$10,443	$6,426	$2,589	$2,166	$59,657
Cash contributions	2,188	—	—	—	—	2,188
Equity in income (loss)	15,279	—	1,473	(151)	—	16,601
Equity in other comprehensive loss	(219)	—	—	—	—	(219)
Unrealized holding gain	—	3,986	—	—	—	3,986
Cash distributions received	(4,004)	—	—	—	—	(4,004)
Other	—	—	—	—	(551)	(551)

Balance at December 31, 2014	$51,277	$14,429	$7,899	$2,438	$1,615	$77,658
Cash contributions	3,211	—	—	—	500	3,711
Equity in income	18,522	—	970	124	—	19,616
Equity in other comprehensive loss	(384)	—	—	—	—	(384)
Unrealized holding loss	—	(1,529)	—	—	—	(1,529)
Sale of investment in Taiwan (1)	—	—	—	—	(1,383)	(1,383)
Cash distributions received	(1,047)	—	(1,600)	—	—	(2,647)
Other	—	—	—	—	(69)	(69)

Balance at December 31, 2015	$71,579	$12,900	$7,269	$2,562	$663	$94,973

(1)	The Company sold its investment in a Taiwan joint venture for approximately $2,634, resulting in a gain of $1,251, which is included in (gain) loss on sale of assets and other for the year ended December 31, 2015.

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

As of December 31, 2015, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is summary financial information for DCIP as of and for the years ended December 31, 2013, 2014 and 2015.

	Year ended December 31,
	2013	2014	2015
Net operating revenue	$182,659	$170,724	$171,203
Operating income	$116,235	$101,956	$103,449
Net income	$48,959	$61,293	$79,255

	As of
	December 31, 2014	December 31, 2015
Total assets	$1,097,467	$1,004,292
Total liabilities	$845,319	$674,727

As a result of the Agreements, the Company installed digital projection systems to a majority of its first run U.S. theatres. The digital projection systems are being leased from Kasima under an operating lease with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, the Company pays annual rent of one thousand dollars per digital projection system. The Company may also be subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum. As of December 31, 2015, the Company had 3,781 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company had the following transactions with DCIP during the years ended December 31, 2013, 2014 and 2015:

	Year Ended December 31,
	2013	2014	2015
Equipment lease payments	$3,853	$4,012	$4,474
Warranty reimbursements from DCIP	$(1,893)	$(3,169)	$(4,329)

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

As of December 31, 2015, the estimated fair value of the Company’s investment in RealD was $12,900, which is based on the closing price of RealD’s common stock of $10.55 per share on December 31, 2015, and falls under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35.

AC JV, LLC

During December 2013, the Company, Regal, AMC (the “AC Founding Members”) and NCM entered into a series of agreements that resulted in the formation of AC JV, LLC (“AC”), a new joint venture that now owns “Fathom Events” (consisting of Fathom Events and Fathom Consumer Events) formerly operated by NCM. The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators to provide additional programs to augment their feature film schedule. The Fathom Consumer Events business includes live and pre-recorded concerts featuring contemporary music, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. The Company paid event fees of $9,273 and $11,440 for the years ended December 31, 2014 and 2015, respectively, which are included in film rentals and advertising costs on the consolidated statements of income.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

AC was formed by the AC Founding Members and NCM. NCM, under a contribution agreement, contributed the assets associated with its Fathom Events division to AC in exchange for 97% ownership of the Class A Units of AC. Under a separate contribution agreement, the Founding Members each contributed cash of approximately $268 to AC in exchange for 1% of the Class A Units of AC. Subsequently, NCM and the Founding Members entered into a Membership Interest Purchase Agreement, under which NCM sold each of the Founding Members 31% of its Class A Units in AC, the aggregate value of which was determined to be $25,000, in exchange for a six-year Promissory Note. Each of the Founding Members’ Promissory Notes were originally for $8,333, bear interest at 5% per annum and require annual principal and interest payments, with the first of such payments made during December 2014. The remaining outstanding balance of the note payable from the Company to AC as of December 31, 2015 was $5,555.

Digital Cinema Distribution Coalition

The Company is a party to a joint venture with certain exhibitors and distributors called Digital Cinema Distribution Coalition (“DCDC”). DCDC operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company paid approximately $741 and $807 to DCDC during the years ended December 31, 2014 and 2015 related to content delivery services provided by DCDC, which is included in film rentals and advertising costs on the consolidated statements of income.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS — NET

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at December 31, 2013 (1)	$1,150,471	$137,619	$1,288,090
Acquisition of U.S. theatres	6,085	—	6,085
Other acquisitions	—	1,108	1,108
Foreign currency translation adjustments	—	(17,900)	(17,900)

Balance at December 31, 2014 (1)	$1,156,556	$120,827	$1,277,383
Acquisition of Brazil theatre	—	356	356
Foreign currency translation adjustments	—	(30,191)	(30,191)

Balance at December 31, 2015 (1)	$1,156,556	$90,992	$1,247,548

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.

As of December 31, intangible assets-net, consisted of the following:

	December 31,				December 31,
	2013	Acquisitions	Amortization	Other (1)	2014
Intangible assets with finite lives:
Gross carrying amount	$101,617	$300	$—	$(1,995)	$99,922
Accumulated amortization	(46,297)	—	(5,947)	12	(52,232)

Total net intangible assets with finite lives	$55,320	$300	$(5,947)	$(1,983)	$47,690

Intangible assets with indefinite lives:
Tradename	300,824	—	—	(490)	300,334

Total intangible assets — net	$356,144	$300	$(5,947)	$(2,473)	$348,024

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	December 31,			December 31,
	2014	Amortization	Other (2)	2015
Intangible assets with finite lives:
Gross carrying amount	$99,922	$—	$46	$99,968
Accumulated amortization	(52,232)	(5,716)	(1,758)	(59,706)

Total net intangible assets with finite lives	$47,690	$(5,716)	$(1,712)	$40,262

Intangible assets with indefinite lives:
Tradename	300,334	—	(952)	299,382

Total intangible assets — net	$348,024	$(5,716)	$(2,664)	$339,644

(1)	Activity for 2014 primarily consists of $479 for impairment of a tradename intangible asset related to one U.S. theatre and foreign currency translation adjustments.
(2)	Activity for 2015 primarily consists of the write-off of intangible assets for closed theatres, the write-off of a vendor contract intangible asset, $992 for impairment of a favorable lease and foreign currency translation adjustments.

Estimated aggregate future amortization expense for intangible assets is as follows:

For the year ended December 31, 2016	$5,389
For the year ended December 31, 2017	4,857
For the year ended December 31, 2018	4,857
For the year ended December 31, 2019	3,977
For the year ended December 31, 2020	4,252
Thereafter	16,930

Total	$40,262

7.	IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. See Note 1 for discussion of the Company’s impairment policy.

The Company’s long-lived asset impairment losses are summarized in the following table:

	Year Ended December 31,
	2013	2014	2015
United States theatre properties	$1,911	$6,168	$7,052
International theatre properties	1,175	—	757

Subtotal	3,086	6,168	7,809
Intangible assets (see Note 6)	708	479	992

Impairment of long-lived assets	$3,794	$6,647	$8,801

The long-lived asset impairment charges recorded during each of the years presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. As of December 31, 2015, the estimated aggregate remaining fair value of the long-lived assets impaired during the year ended December 31, 2015 was approximately $8,395.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

8.	DEFERRED CHARGES AND OTHER ASSETS — NET

As of December 31, deferred charges and other assets — net consisted of the following:

	December 31,
	2014	2015
Long-term prepaid rents	7,296	4,278
Construction and other deposits	14,171	8,459
Equipment to be placed in service	14,124	15,388
Other	10,980	10,118

Total	$46,571	$38,243

(1)	See Note 2 for discussion of debt issuance costs reclassification upon adoption of ASU 2015-03.

9.	LONG-TERM DEBT

As of December 31, long-term debt consisted of the following:

	December 31,
	2014	2015
Cinemark USA, Inc. term loan	$686,000	$679,000
Cinemark USA, Inc. 4.875% senior notes due 2023	530,000	530,000
Cinemark USA, Inc. 5.125% senior notes due 2022	400,000	400,000
Cinemark USA, Inc. 7.375% senior subordinated notes due 2021	200,000	200,000
Other (1)	6,997	5,572

Total long-term debt	1,822,997	1,814,572
Less current portion	8,423	8,405
Less debt issuance costs, net of accumulated amortization of $10,918 and $16,058, respectively(2)	31,419	33,237

Long-term debt, less current portion	$1,783,155	$1,772,930

(1)	Primarily represents debt owed to NCM in relation to the recently-formed joint venture AC JV, LLC. See Note 5.
(2)	See Note 2 for discussion of debt issuance costs reclassification upon adoption of ASU 2015-03.

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a seven year $700,000 term loan and a five year $100,000 revolving credit line (the “Senior Secured Credit Facility”). On May 8, 2015, Cinemark USA, Inc., our wholly-owned subsidiary, amended its senior secured credit facility to extend the maturity of the $700,000 term loan from December 2019 to May 2022. Quarterly principal payments in the amount of $1,750 are due on the term loan through March 31, 2022, with the remaining principal of $635,250 due on May 8, 2022. The Company incurred debt issue costs of approximately $6,875 in connection with the amendment. In addition, the Company incurred approximately $925 in legal and other fees that are reflected as loss on amendment to debt agreement on the consolidated statement of income for the year ended December 31, 2015.

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

The dividend restriction contained in the Senior Secured Credit Facility prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Senior Secured Credit Facility; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Senior Secured Credit Facility, and (c) certain other defined amounts. As of December 31, 2015, Cinemark USA, Inc. could have distributed up to approximately $1,905,096 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the Senior Secured Credit Facility, subject to its available cash and other borrowing restrictions outlined in the agreement.

At December 31, 2015, there was $679,000 outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $100,000 in available borrowing capacity on the revolving credit line. Cinemark USA, Inc. had no borrowings under the revolving credit line during the years ended December 31, 2014 or 2015. The average interest rate on outstanding term loan borrowings under the Senior Secured Credit Facility at December 31, 2015 was approximately 3.6% per annum.

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

The indenture to the 4.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2015, Cinemark USA, Inc. could have distributed up to approximately $2,079,680 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 4.875% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 4.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 4.875% Senior Notes allows Cinemark USA, Inc. to incur additional

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2015 was approximately 7.7 to 1.

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

5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400,000 aggregate principal amount of 5.125% senior notes due 2022, at par value (the “5.125% Senior Notes”). A portion of the proceeds were used to refinance a portion of the former senior secured credit facility and to fund the purchase price for the Rave Acquisition (see Note 5 to the consolidated financial statements). Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year, beginning June 15, 2013. The 5.125% Senior Notes mature on December 15, 2022.

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

The indenture to the 5.125% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2015, Cinemark USA, Inc. could have distributed up to approximately $2,083,985 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 5.125% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 5.125% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.125% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2015 was approximately 7.7 to 1.

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

The Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several senior subordinated unsecured basis by certain of Cinemark USA, Inc.’s subsidiaries that guarantee, assume or become liable with respect to

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

any of Cinemark USA, Inc.’s or a guarantor’s other debt. The Senior Subordinated Notes and the guarantees are senior subordinated unsecured obligations and rank equally in right of payment with all of Cinemark USA, Inc.’s and a guarantor’s future senior subordinated indebtedness; are subordinate in right of payment to all of Cinemark USA, Inc.’s and a guarantor’s existing and future senior indebtedness, whether secured or unsecured, including Cinemark USA, Inc.’s obligations under its Senior Secured Credit Facility, its 5.125% Senior Notes and 4.875% Senior Notes; and structurally subordinate to all existing and future indebtedness and other liabilities of Cinemark USA, Inc.’s non-guarantor subsidiaries.

The indenture to the Senior Subordinated Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2015, Cinemark USA, Inc. could have distributed up to approximately $2,072,800 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the Senior Subordinated Notes, subject to its available cash and other borrowing restrictions outlined in the indenture governing the Senior Subordinated Notes. Upon a change of control, as defined in the indenture, Cinemark USA, Inc. would be required to make an offer to repurchase the Senior Subordinated Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1, and our actual ratio as of December 31, 2015 was approximately 7.7 to 1.

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

Fair Value of Long Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35. The carrying value of the Company’s long term debt was $1,822,997 and $1,814,572 as of December 31, 2014 and 2015, respectively, excluding debt issuance costs of $31,419 and $33,237, respectively. The fair value of the Company’s long term debt was $1,790,987 and $1,806,276 as of December 31, 2014 and 2015, respectively.

Covenant Compliance and Debt Maturity

As of December 31, 2015, the Company believes it was in full compliance with all agreements, including related covenants, governing its outstanding debt.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company’s long-term debt, excluding debt issuance costs, at December 31, 2015 matures as follows:

2016	$8,405
2017	8,389
2018	8,389
2019	8,389
2020	7,000
Thereafter	1,774,000

Total	$1,814,572

10.	INTEREST RATE SWAP AGREEMENT

The Company is currently a party to one interest rate swap agreement that is used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan debt and qualifies for cash flow hedge accounting. The fair value of the interest rate swap is recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swap’s gains or losses reported as a component of accumulated other comprehensive loss and the ineffective portion reported in earnings. The changes in fair value are reclassified from accumulated other comprehensive loss into earnings in the same period that the hedged item affects earnings.

The valuation technique used to determine fair value is the income approach and under this approach, the Company uses projected future interest rates as provided by counterparty to the interest rate swap agreement and the fixed rates that the Company is obligated to pay under the agreement. Therefore, the Company’s measurements use significant unobservable inputs, which fall in Level 3 of the U.S. GAAP hierarchy as defined by FASB ASC Topic 820-10-35. There were no changes in valuation techniques during the period and no transfers in or out of Level 3. See Note 11 for a summary of unrealized gains or losses recorded in accumulated other comprehensive loss and earnings.

Below is a summary of the Company’s interest rate swap agreement designated as cash flow hedge as of December 31, 2015:

					Estimated
Notional Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	Total Fair Value at December 31, 2015(1)
$100,000	November 2011	1.7150%	1-Month LIBOR	April 2016	$373

(1)	Included in accrued other current liabilities on the consolidated balance sheet as of December 31, 2015.

The changes in accumulated other comprehensive loss, net of taxes, related to the Company’s interest rate swap agreements for the years ended December 31, 2013, 2014 and 2015 were as follows:

	2013	2014	2015
Beginning balances – January 1	$(8,867)	$(5,716)	$(2,870)

Other comprehensive loss before reclassifications, net of taxes	(2,668)	(3,169)	(2,154)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of taxes	5,819	6,015	4,790

Net other comprehensive income	3,151	2,846	2,636

Ending balances – December 31	$(5,716)	$(2,870)	$(234)

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

11.	FAIR VALUE MEASUREMENTS

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

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2015:

	Carrying Value	Fair Value
Description		Level 1	Level 2	Level 3
Interest rate swap liabilities – current (see Note 10)	$(373)	$—	$—	$(373)
Investment in RealD (see Note 5)	$12,900	$12,900	$—	$—

Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Liabilities
	2014	2015
Beginning balances - January 1	$9,176	$4,572
Total (gain) loss included in accumulated other comprehensive loss	1,411	(155)
Settlements	(6,015)	(4,790)

Ending balances – December 31	$4,572	$373

The Company also uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 6 and Note 7). Additionally, the Company uses the market approach to estimate the fair value of its long-term debt (see Note 9). There were no changes in valuation techniques during the period. There were no transfers in or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2013, 2014 and 2015.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

12.	FOREIGN CURRENCY TRANSLATION

The accumulated other comprehensive loss account in stockholders’ equity of $144,772 and $271,686 at December 31, 2014 and 2015, respectively, includes the cumulative foreign currency losses of $147,930 and $273,404, respectively, from translating the financial statements of the Company’s international subsidiaries, the change in fair values of the Company’s interest rate swap agreements that are designated as hedges and the change in fair value of the Company’s available-for-sale securities.

All foreign countries where the Company has operations are non-highly inflationary and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.

Below is a summary of the impact of translating the financial statements of the Company’s international subsidiaries as of and for the years ended December 31, 2013, 2014 and 2015.

				Other Comprehensive
Country	Exchange Rates as of December 31,			Income (Loss) For Year Ended December 31,
	2013	2014	2015	2013	2014	2015
Brazil	2.36	2.69	3.96	$(34,451)	$(30,723)	$(74,559)
Argentina	6.52	8.55	12.95	(24,845)	(20,197)	(30,520)
Colombia	1,926.83	2,392.46	3,149.47	(2,969)	(7,632)	(8,043)
Chile	525.5	606.2	709.16	(3,570)	(5,580)	(6,572)
Peru	2.84	3.05	3.46	(3,685)	(2,785)	(4,882)
All other				(185)	(2,066)	(898)
Sale of Mexico subsidiary				22,088	—	—

				$(47,617)	$(68,983)	$(125,474)

During November 2013, the Company completed the sale of certain of its Mexico subsidiaries. As a result of this sale, the accumulated other comprehensive loss previously unrealized for these Mexico subsidiaries of $22,088 was recognized by the Company as part of the gain on sale. See Note 3 for additional information.

13.	NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in subsidiaries of the Company were as follows at December 31:

	December 31,
	2014	2015
Cinemark Partners II — 24.6% interest (in one theatre)	$7,769	$7,753
Laredo Theatres – 25% interest (in two theatres)	1,112	1,761
Greeley Ltd. — 49.0% interest (in one theatre)	589	740
Other	859	851

Total	$10,329	$11,105

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of the impact of changes in the Company’s ownership interest in its subsidiaries on its equity:

	Year ended December 31,
	2013	2014	2015
Net income attributable to Cinemark USA, Inc.	$149,843	$194,380	$218,532

Transfers from noncontrolling interests

Decrease in Cinemark USA, Inc. additional paid-in-capital for the buyout of Adamark non-controlling interest	(4,618)	—	—

Net transfers from non-controlling interests	(4,618)	—	—

Change from net income attributable to Cinemark USA, Inc. and transfers from noncontrolling interests	$145,225	$194,380	$218,532

14.	CAPITAL STOCK

Common and Preferred Stock — Cinemark USA, Inc. has 1,500 shares of Class A common stock and 182,648 shares of Class B common stock outstanding, all of which is held by Cinemark Holdings, Inc. Holders of Class A common stock have exclusive voting rights. Holders of Class B common stock have no voting rights except upon any proposed amendments to the articles of incorporation. However, they may convert their Class B common stock, at their option, to Class A common stock. In the event of any liquidation, holders of the Class A and Class B common stock will be entitled to their pro-rata share of assets remaining after any holders of preferred stock have received their preferential amounts based on their respective shares held.

The Company has 1,000,000 shares of preferred stock, $1.00 par value, authorized with none issued or outstanding. The rights and preferences of preferred stock will be determined by the Board of Directors at the time of issuance.

The Company’s ability to pay dividends is effectively limited by the terms of its senior notes indentures, its senior subordinated notes indenture and its senior secured credit facility, which also significantly restricts the ability of certain of the Company’s subsidiaries to pay dividends directly or indirectly to it. See Note 9. Furthermore, certain of the Company’s foreign subsidiaries currently have a deficit in retained earnings which prevents the Company from declaring and paying dividends from those subsidiaries.

Stock Options — Below is a summary of stock option activity and related information for Cinemark Holdings, Inc. stock options held by the Company’s employees for the years ended December 31, 2013 and 2014:

	Year Ended		Year Ended
	December 31, 2013		December 31, 2014
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price
Outstanding at January 1	22,022	$7.63	14,584	$7.63
Exercised	(7,438)	$7.63	(14,584)	$7.63

Outstanding at December 31	14,584	$7.63	—

Vested options at December 31	14,584	$7.63	—

The total intrinsic value of options exercised during the years ended December 2013 and 2014 was $168 and $296, respectively. The Company recognized tax benefits of approximately $71 and $124 related to the options exercised during the year ended December 31, 2013 and 2014, respectively.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Restricted Stock — Below is a summary of restricted stock activity for the years ended December 31, 2013, 2014 and 2015:

	Year Ended		Year Ended		Year Ended
	December 31, 2013		December 31, 2014		December 31, 2015
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1	1,534,163	$18.85	1,260,913	$21.86	878,897	$24.92
Granted	271,532	$30.09	269,774	$28.93	226,212	$42.79
Vested	(522,129)	$17.27	(625,843)	$20.53	(329,437)	$23.72
Forfeited	(22,653)	$22.92	(25,947)	$22.94	(17,897)	$27.58

Outstanding at December 31	1,260,913	$21.86	878,897	$24.92	757,775	$30.73

During the year ended December 31, 2015, Cinemark Holdings, Inc. granted 226,212 shares of restricted stock to its directors and to employees of the Company. The fair value of the restricted stock granted was determined based on the market value of Cinemark Holdings, Inc.’s common stock on the date of grant, which ranged from $40.75 to $43.28 per share. The Company assumed forfeiture rates ranging from 0% to 10% for the restricted stock awards. Restricted stock granted to directors vests over a one-year period. Restricted stock granted to employees vests over periods ranging from one year to four years based on continued service. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock award activity recorded for the periods indicated:

	Year Ended December 31,
	2013	2014	2015
Compensation expense recognized during the period (1)	$11,898	$8,591	$8,715
Fair value of restricted shares that vested during the period (2)	$9,161	$17,692	$13,276
Income tax deduction upon vesting of restricted stock awards (3)	$3,848	$5,171	$3,341

(1)	Cinemark Holdings, Inc. recorded an additional $840, $943 and $885 of compensation expense related to these restricted stock awards during the years ended December 31, 2013, 2014 and 2015, respectively.
(2)	The fair value of shares in which Cinemark Holdings, Inc.’s directors vested was $1,000, $1,081 and $1,148 during the years ended December 31, 2013, 2014 and 2015, respectively.
(3)	Cinemark Holdings, Inc. recognized an additional tax benefit of $420, $454 and $482 on these vested awards during the years ended December 31, 2013, 2014 and 2015, respectively.

As of December 31, 2015, the remaining unrecognized compensation expense related to these restricted stock awards was approximately $11,944 of which $11,490 will be recognized by the Company and $454 will be recognized by Cinemark Holdings, Inc. The weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Restricted Stock Units — During the years ended December 31, 2013, 2014 and 2015, Cinemark Holdings, Inc. granted restricted stock units representing 115,107, 197,515 and 142,917 hypothetical shares of common stock, respectively, to employees of the Company. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) for a measurement period, as defined in the award agreement, based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The measurement period for the restricted stock unit awards granted during the year ended December 31, 2013 is a three year period and the measurement period for the restricted stock unit awards granted during the years ended December 31, 2014 and 2015 is a two year period. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a prorata basis according to the IRR achieved by the Company during the performance period. If the IRR for the defined measurement period is at least 8.5% (7.5% for the 2015 grant), which is the threshold, at least one-third of the restricted stock units vest. If the IRR for the defined measurement period is at least 10.5% (9.5% for the 2015 grant), which is the target, at least two-thirds of the restricted stock units vest. If the IRR for the defined measurement period is at least 12.5% (11.5%

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

for the 2015 grant), which is the maximum, 100% of the restricted stock units vest. Further, as an example, if the Company achieves an IRR equal to 11.0%, the number of restricted stock units that shall vest will be greater than the target but less than the maximum number that would have vested had the Company achieved the highest IRR. All payouts of restricted stock units that vest will be subject to an additional service requirement and will be paid in the form of common stock of Cinemark Holdings, Inc. if the participant continues to provide services through the fourth anniversary of the grant date.

At the time of each of the restricted stock unit grants, the Company assumes the IRR level to be reached for the defined measurement period will be the mid-point IRR level in determining the amount of compensation expense to record for such grants. If and when additional information becomes available to indicate that something other than the mid-point IRR level will be achieved, the Company adjusts compensation expense on a prospective basis over the remaining service period. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock unit awards granted during 2015. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the years ended December 31, 2013, 2014 and 2015 at each of the three levels of financial performance (excluding forfeitures):

	Granted During the Year Ended December 31,
	2013		2014		2015
	Number of Units	Value at Grant(1)	Number of Units	Value at Grant(1)	Number of Units	Value at Grant(1)
at IRR of at least 8.5% (7.5% for 2015 grant)	38,366	$1,129	65,832	$1,879	47,640	$2,057
at IRR of at least 10.5% (9.5% for 2015 grant)	76,741	$2,259	131,683	$3,758	95,282	$4,115
at IRR of at least 12.5% (11.5% for 2015 grant)	115,107	$3,389	197,515	$5,637	142,917	$6,173

(1)	The weighted average grant date fair values for units issued during the years ended December 31, 2013, 2014, and 2015 were $29.44, $28.54 and $43.19, respectively.

Below is a summary of activity for restricted stock unit awards for the periods indicated:

	Year Ended December 31,
	2013	2014	2015
Number of restricted stock unit awards that vested during the period	295,751	395,751	123,769
Fair value of restricted stock unit awards that vested during the period	$8,723	$11,420	$5,483
Accumulated dividends paid upon vesting of restricted stock unit awards	$939	$1,352	$442
Income tax benefit recognized upon vesting of restricted stock unit awards	$3,663	$4,796	$2,303
Compensation expense recognized during the period	$4,148	$3,284	$6,158

During the year ended December 31, 2015, the Compensation Committee of the Board of Directors of Cinemark Holdings, Inc. approved a modification to each of the 2013 and 2014 restricted stock unit grants. The modifications resulted in a cap on the foreign currency exchange rate devaluation impact to be used in calculating the IRR for the respective measurement periods. The Company revalued each of the grants based on Cinemark Holdings, Inc.’s stock price at the date of modification, which was $33.02. The modifications resulted in incremental compensation expense of approximately $2,460 for the year ended December 31, 2015.

As of December 31, 2015, the Company had restricted stock units outstanding that represented a total 544,076 hypothetical shares of Cinemark Holdings, Inc.’s common stock, net of actual cumulative forfeitures of 22,985 units, assuming the maximum IRR is achieved for all of the outstanding restricted stock unit awards.

As of December 31, 2015, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $6,600, which reflects an IRR level of 11.1% that was achieved for the 2012 grants, an IRR level of 12.5% that was achieved for the 2013 and 2014 grants and an IRR level of 9.5% that is estimated to be achieved for the 2015 grant. The weighted average period over which this remaining compensation expense will be recognized is approximately two years.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

15.	SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows:

	Year Ended December 31,
	2013	2014	2015
Cash paid for interest	$116,890	$107,926	$105,155
Cash paid for income taxes, net of refunds received	$136,124	$122,972	$108,435

Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$(7,325)	$(1,225)	$2,491
Theatre properties and equipment acquired under capital lease	$69,541	$19,908	$36,544
Investment in NCM - receipt of common units (see Note 4)	$98,797	$8,216	$15,421
Investment in AC JV, LLC (see Note 5)	$8,333	$—	$—
Issuance of promissory note related to investment in AC JV, LLC (see Note 5)	$(8,333)	$—	$—
Noncash distributions to Cinemark Holdings, Inc.	$(4,971)	$—	$(17,935)
Receipt of promissory note related to sale of investment in Taiwan joint venture	$—	$—	$2,304

(1)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2014 and 2015 were $13,235 and $10,744, respectively.

16.	INCOME TAXES

Income before income taxes consisted of the following:

	Year Ended December 31,
	2013	2014	2015
Income before income taxes:
U.S.	$164,904	$208,377	$262,336
Foreign	101,177	84,542	88,015

Total	$266,081	$292,919	$350,351

Current and deferred income taxes were as follows:

	Year Ended December 31,
	2013	2014	2015
Current:
Federal	$98,206	$62,686	$72,185
Foreign	42,690	27,681	35,874
State	11,056	6,256	10,806

Total current expense	$151,952	$96,623	$118,865

Deferred:
Federal	$(30,833)	$6,322	$10,420
Foreign	2,653	(6,437)	(3,339)
State	(9,612)	642	4,014

Total deferred taxes	(37,792)	527	11,095

Income taxes	$114,160	$97,150	$129,960

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

A reconciliation between income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income before income taxes follows:

	Year Ended December 31,
	2013	2014	2015
Computed statutory tax expense	$93,128	$102,522	$122,623
Foreign inflation adjustments	67	641	(1,295)
State and local income taxes, net of federal income tax impact	858	4,634	9,640
Foreign losses not benefited and other changes in valuation allowance	(2,052)	(275)	(2,408)
Foreign tax rate differential	(336)	(2,125)	(2,660)
Foreign dividends	3,294	1,083	—
Sale of Mexican subsidiaries and related changes in intangible assets	21,406	(10,065)	—
Changes in uncertain tax positions	(2,024)	(1,540)	3,717
Other — net	(181)	2,275	343

Income taxes	$114,160	$97,150	$129,960

The Company reinvests the undistributed earnings of its non-U.S. subsidiaries with the exception of its subsidiary in Ecuador. Accordingly, deferred U.S. federal and state income taxes are provided only on the undistributed earnings of the Company’s subsidiary in Ecuador. As of December 31, 2015, the Company has not provided deferred taxes on approximately $316,000 of undistributed earnings of non-U.S. subsidiaries, as it is the Company’s policy to indefinitely reinvest these earnings in non-U.S. operations. However, the Company may periodically repatriate a portion of these earnings to the extent that it does not incur an additional U.S. tax liability. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Deferred Income Taxes

The tax effects of significant temporary differences and tax loss and tax credit carryforwards comprising the net long-term deferred income tax liabilities as of December 31, 2014 and 2015 consisted of the following:

	December 31,
	2014	2015
Deferred liabilities:
Theatre properties and equipment	$127,010	$141,155
Tax impact of items in accumulated other comprehensive income (loss)	55	158
Intangible asset — other	29,342	28,889
Intangible asset — tradenames	111,726	112,413
Investment in partnerships	111,328	108,733

Total deferred liabilities	379,461	391,348

Deferred assets:
Deferred lease expenses	27,341	26,966
Exchange loss	—	3,736
Deferred revenue - NCM	124,366	128,642
Capital lease obligations	73,306	75,966
Tax loss carryforwards	7,764	7,379
Alternative minimum tax and other credit carryforwards	43,384	41,300
Other expenses, not currently deductible for tax purposes	25,807	20,204

Total deferred assets	301,968	304,193

Net deferred income tax liability before valuation allowance	77,493	87,155
Valuation allowance against deferred assets - current	2,384	—
Valuation allowance against deferred assets – non-current	50,489	50,636

Net deferred income tax liability	$130,366	$137,791

Net deferred tax liability — Foreign	$12,213	$4,212
Net deferred tax liability — U.S.	118,153	133,579

Total	$130,366	$137,791

The Company’s foreign tax credit carryforwards began to expire 2015. Some foreign net operating losses will expire in the next reporting period; however, some losses may be carried forward indefinitely. State net operating losses may be carried forward for periods of between five and twenty years with the last expiring year being 2035.

During November 2015, the FASB issued ASU 2015-17, which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as long-term on the balance sheet. The Company elected to early adopt ASU 2015-17 effective December 31, 2015, on a prospective basis. Adoption of ASU 2015-17 resulted in a reclassification of the Company’s net current deferred tax asset to the net long-term deferred tax asset on the Company’s consolidated balance sheet as of December 31, 2015. Balances as of December 31, 2014 have not been recast.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Uncertain Tax Positions

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties, for the years ended December 31, 2013, 2014 and 2015:

	Year Ended December 31,
	2013	2014	2015
Balance at January 1,	$33,222	$18,780	$16,515
Gross increases-tax positions in prior periods	413	10	40
Gross decreases-tax positions in prior periods	—	(2,379)	—
Gross increases - current period tax positions	1,476	1,324	2,112
Gross decreases - current period tax positions	—	—	—
Settlements	(15,444)	(963)	(871)
Foreign currency translation adjustments	(887)	(257)	(663)

Balance at December 31,	$18,780	$16,515	$17,133

The Company had $15,693 and $17,008 of unrecognized tax benefits, including interest and penalties, as of December 31, 2014 and 2015, respectively. Of these amounts, $15,693 and $17,008 represent the amount of unrecognized tax benefits that if recognized would impact the effective income tax rate for the years ended December 31, 2014 and 2015, respectively. The Company had $2,500 and $3,198 accrued for interest and penalties as of December 31, 2014 and 2015, respectively.

The Company participates in the consolidated income tax return of Cinemark Holdings, Inc. in the U.S. federal jurisdiction and in certain state and foreign jurisdictions and is routinely under audit by many different tax authorities. The Company believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. The Company is no longer subject to income tax audits from the Internal Revenue Service for years before 2012. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2011. Certain state returns were amended as a result of the Internal Revenue Service examination closures for 2007 through 2009, and the statutes remain open for those amendments. The Company is no longer subject to non-U.S. income tax examinations by tax authorities in its major non-U.S. tax jurisdictions for years before 2004.

The Company is currently under audit in the non-U.S. tax jurisdictions of Brazil and Chile. The Company believes that it is reasonably possible that the Chile audit will be completed within the next twelve months.

17.	COMMITMENTS AND CONTINGENCIES

Leases — The Company conducts a significant part of its theatre operations in leased properties under noncancelable operating and capital leases with terms generally ranging from 10 to 25 years. In addition to the minimum annual lease payments, some of the leases provide for contingent rentals based on operating results of the theatre and most require the payment of taxes, insurance and other costs applicable to the property. The Company can renew, at its option, a substantial portion of the leases at defined or then market rental rates for various periods. Some leases also provide for escalating rent payments throughout the lease term. A liability for deferred lease expenses of $46,003 and $43,333 at December 31, 2014 and 2015, respectively, has been provided to account for lease expenses on a straight-line basis, where lease payments are not made on such a basis. Theatre rent expense was as follows:

	Year Ended December 31,
	2013	2014	2015
Fixed rent expense	$224,056	$237,891	$240,057
Contingent rent and other facility lease expenses	83,795	79,205	79,704

Total facility lease expense	$307,851	$317,096	$319,761

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Future minimum lease payments under noncancelable operating and capital leases that have initial or remaining terms in excess of one year at December 31, 2015 are due as follows:

	Operating Leases	Capital Leases
2016	$248,498	$35,156
2017	236,630	33,640
2018	210,089	34,050
2019	181,967	33,394
2020	161,279	32,441
Thereafter	661,398	155,164

Total	$1,699,861	323,845

Amounts representing interest payments		(96,113)

Present value of future minimum payments		227,732
Current portion of capital lease obligations		(18,780)

Capital lease obligations, less current portion		$208,952

Employment Agreements — On August 20, 2015 the Cinemark Holdings, Inc.’s board of directors announced that Mr. Mark Zoradi will be the Company’s Chief Executive Officer. The Company and Mr. Zoradi entered into an Employment Agreement effective as of August 24, 2015. Cinemark Holdings, Inc. has employment agreements with Lee Roy Mitchell, Tim Warner, Mark Zoradi, Sean Gamble, Robert Copple, Valmir Fernandes, Michael Cavalier and Rob Carmony. Except for Mr. Warner’s, the employment agreements are subject to automatic extensions for a one-year period, unless the employment agreements are terminated. Mr. Warner’s employment agreement terminates on April 1, 2016. The base salaries stipulated in the employment agreements are subject to review at least annually during the term of the agreements for increase (but not decrease) by Cinemark Holdings, Inc.’s Compensation Committee. Management personnel subject to these employment agreements are eligible to receive annual cash incentive bonuses upon the Company meeting certain performance targets established by the Compensation Committee within the first 90 days of the fiscal year.

Retirement Savings Plan — The Company has a 401(k) retirement savings plan for the benefit of all employees and makes contributions as determined annually by the board of directors. Employer contribution payments of $2,718 and $3,043 were made in 2014 (for plan year 2013) and 2015 (for plan year 2014), respectively. A liability of approximately $3,333 has been recorded at December 31, 2015 for employer contribution payments to be made in 2016 (for plan year 2015).

Litigation — Joseph Amey, et al. v. Cinemark USA, Inc., Case No. 3:13cv05669, In the United States District Court for the Northern District of California, San Francisco Division. The case presents putative class action claims for damages and attorney’s fees arising from employee wage and hour claims under California law for alleged meal period, rest break, reporting time pay, unpaid wages, pay upon termination, and wage statements violations. The claims are also asserted as a representative action under the California Private Attorney General Act (“PAGA”). The Company denies the claims, denies that class certification is appropriate and denies that a PAGA representative action is appropriate, and is vigorously defending against the claims. The Company denies any violation of law and plans to vigorously defend against all claims. The Court recently determined that class certification is not appropriate and determined that a PAGA representative action is not appropriate. The plaintiff may appeal these rulings. The Company is unable to predict the outcome of the litigation or the range of potential loss.

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

Below is a breakdown of select financial information by reportable operating segment:

	Year Ended December 31,
	2013	2014	2015
Revenues:
U.S.	$1,912,674	$1,934,990	$2,137,733
International	783,053	704,623	728,735
Eliminations	(12,833)	(12,623)	(13,859)

Total revenues	$2,682,894	$2,626,990	$2,852,609

	Year Ended December 31,
	2013	2014	2015
Adjusted EBITDA (1):
U.S.	$456,866	$438,776	$499,138
International	169,834	159,662	166,416

Total Adjusted EBITDA	$626,700	$598,438	$665,554

	Year Ended December 31,
	2013	2014	2015
Capital expenditures:
U.S.	$117,488	$148,532	$223,213
International	142,182	96,173	108,513

Total capital expenditures	$259,670	$244,705	$331,726

(1)	Distributions from NCM are reported entirely within the U.S. operating segment

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Year Ended December 31,
	2013	2014	2015
Net income	$151,921	$195,769	$220,391
Add (deduct):
Income taxes	114,160	97,150	129,960
Interest expense (1)	124,714	113,698	112,741
Loss on early retirement of debt	72,302	—	—
Loss on amendment to debt agreement	—	—	925
Other income (2)	(24,688)	(22,150)	(20,041)
Depreciation and amortization	163,970	175,656	189,206
Impairment of long-lived assets	3,794	6,647	8,801
(Gain) loss on sale of assets and other	(3,845)	15,715	8,143
Deferred lease expenses	5,701	2,536	(1,806)
Amortization of long-term prepaid rents	2,625	1,542	2,361
Share based awards compensation expense	16,046	11,875	14,873

Adjusted EBITDA	$626,700	$598,438	$665,554

(1)	Includes amortization of debt issue costs.
(2)	Includes interest income, foreign currency exchange loss, and equity in income of affiliates and excludes distributions from NCM.

Financial Information About Geographic Area

Below is a breakdown of select financial information by geographic area:

	Year Ended December 31,
	2013	2014	2015
Revenues
U.S.	$1,912,674	$1,934,990	$2,137,733
Brazil	325,762	333,919	291,959
Other foreign countries	457,291	370,704	436,776
Eliminations	(12,833)	(12,623)	(13,859)

Total	$2,682,894	$2,626,990	$2,852,609

	December 31,
	2014	2015
Theatres properties and equipment, net
U.S.	$1,094,076	$1,175,535
Brazil	204,107	163,505
Other foreign countries	152,629	166,029

Total	$1,450,812	$1,505,069

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

19.	RELATED PARTY TRANSACTIONS

The Company manages theatres for Laredo Theatres, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is Cinemark Holdings, Inc.’s Chairman of the Board and directly and indirectly owns approximately 9% of Cinemark Holdings, Inc.’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $558, $564 and $567 of management fee revenues during the years ended December 31, 2013, 2014 and 2015, respectively. All such amounts are included in the Company’s consolidated financial statements with the intercompany amounts eliminated in consolidation. The Company also paid distributions to Lone Star Theatres, Inc. of $1,000 during the year ended December 31, 2013.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC to use, on occasion, a private aircraft owned by Copper Beech Capital, LLC. Copper Beech Capital, LLC is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech Capital, LLC the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip. For the years ended December 31, 2013, 2014 and 2015, the aggregate amounts paid to Copper Beech Capital, LLC for the use of the aircraft was approximately $91, $74 and $410, respectively.

The Company currently leases 15 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 16 leases, 15 have fixed minimum annual rent. The one lease without minimum annual rent has rent based upon a specified percentage of gross sales as defined in the lease. For the years ended December 31, 2013, 2014 and 2015, the Company paid total rent of approximately $22,876, $21,040 and $20,581, respectively, to Syufy.

The Company has paid certain fees and expenses on behalf of its parent, Cinemark Holdings, Inc. and Cinemark Holdings, Inc. has paid income taxes on behalf of the Company. The Company paid cash dividends to Cinemark Holdings, Inc. of $105,150, $115,000 and $115,225 during the years ended December 31, 2013, 2014 and 2015, respectively. Additionally, the Company made noncash distributions to Cinemark Holdings, Inc. of $4,971, $0 and $17,935 during the years ended December 31, 2013, 2014 and 2015, respectively, related to expenses paid on behalf of Cinemark Holdings, Inc.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

20.	VALUATION AND QUALIFYING ACCOUNTS

The Company’s valuation allowance for deferred tax assets for the years ended December 31, 2013, 2014 and 2015 were as follows:

Valuation Allowance for Deferred Tax Assets
Balance at January 1, 2013	$13,326
Additions	14,162
Deductions	(1,777)

Balance at December 31, 2013	$25,711
Additions	28,612
Deductions	(1,450)

Balance at December 31, 2014	$52,873
Additions	437
Deductions	(2,674)

Balance at December 31, 2015	$50,636

21.	SUBSEQUENT EVENT

On February 16, 2016, the Compensation Committee of the Cinemark Holdings, Inc.’s board of directors approved the Amended and Restated Employment Agreement of Mark Zoradi, to be effective February 19, 2016 (the “Amended Agreement”). The Amended Agreement amends Section 3.2(c) by providing that the Equity Awards (as defined in the Amended Agreement) shall be at least 200% of Mr. Zoradi’s base salary and providing for an additional amount for personal expenses. The amendments conform the Amended Agreement to the terms of Mr. Zoradi’s employment offer in August 2015.

22.	CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION OF SUBSIDIARY GUARANTORS

As of December 31, 2015, the Company had outstanding $400,000 aggregate principal amount of 5.125% senior notes due 2022, or the 5.125% Senior Notes, $530,000 aggregate principal amount of 4.875% senior notes due 2023, or the 4.875% Senior Notes, and $200,000 aggregate principal amount of 7.375% senior subordinated notes due 2021, or the Senior Subordinated Notes (collectively the “Notes”). These Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the following subsidiaries of Cinemark USA, Inc.:

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

The following supplemental condensed consolidating financial statement information presents:

1. Condensed consolidating balance sheet information as of December 31, 2014 and 2015, condensed consolidating statements of income information, condensed consolidating statements of comprehensive income (loss) information and condensed consolidating statements of cash flows information for the years ended December 31, 2013, 2014 and 2015.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

DECEMBER 31, 2014

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$129,505	$74,643	$434,693	$—	$638,841
Other current assets	126,091	18,471	67,826	(110,302)	102,086
Accounts receivable from parent or subsidiaries	277,823	—	—	(265,185)	12,638

Total current assets	533,419	93,114	502,519	(375,487)	753,565

Theatre properties and equipment - net	498,446	575,652	376,714	—	1,450,812

Investment in subsidiaries	1,260,333	380,365	—	(1,640,698)	—

Other assets	1,389,912	140,320	401,783	(3,276)	1,928,739

Total assets	$3,682,110	$1,189,451	$1,281,016	$(2,019,461)	$4,133,116

Liabilities and equity

Current liabilities

Current portion of long-term debt	$7,000	$—	$1,423	$—	$8,423
Current portion of capital lease obligations	5,411	9,125	1,958	—	16,494
Accounts payable and accrued expenses	259,973	105,761	125,638	(102,406)	388,966
Accounts payable to parent or subsidiaries	—	84,555	180,630	(265,185)	—

Total current liabilities	272,384	199,441	309,649	(367,591)	413,883

Long-term liabilities
Long-term debt, less current portion	1,777,581	—	7,442	(1,868)	1,783,155
Capital lease obligations, less current portion	103,786	75,416	22,776	—	201,978
Other long-term liabilities and deferrals	401,965	79,116	125,600	(9,304)	597,377

Total long-term liabilities	2,283,332	154,532	155,818	(11,172)	2,582,510

Commitments and contingencies

Equity
Cinemark USA, Inc.’s stockholder’s equity:
Common stock	49,543	457,369	10,219	(467,588)	49,543
Other stockholder’s equity	1,076,851	378,109	795,001	(1,173,110)	1,076,851

Total Cinemark USA, Inc. stockholder’s equity	1,126,394	835,478	805,220	(1,640,698)	1,126,394
Noncontrolling interests	—	—	10,329	—	10,329

Total equity	1,126,394	835,478	815,549	(1,640,698)	1,136,723

Total liabilities and equity	$3,682,110	$1,189,451	$1,281,016	$(2,019,461)	$4,133,116

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

DECEMBER 31, 2015

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$141,364	$95,865	$351,274	$—	$588,503
Other current assets	78,797	18,407	61,432	(32,024)	126,612
Accounts receivable from parent or subsidiaries	212,299	—	—	(211,128)	1,171

Total current assets	432,460	114,272	412,706	(243,152)	716,286

Theatre properties and equipment - net	539,082	614,821	351,166	—	1,505,069

Investment in subsidiaries	1,326,790	293,900	—	(1,620,690)	—

Other assets	1,402,062	135,022	475,187	(105,994)	1,906,277

Total assets	$3,700,394	$1,158,015	$1,239,059	$(1,969,836)	$4,127,632

Liabilities and equity

Current liabilities

Current portion of long-term debt	$7,000	$—	$1,405	$—	$8,405
Current portion of capital lease obligations	6,426	9,962	2,392	—	18,780
Accounts payable and accrued expenses	197,268	123,759	116,353	(25,396)	411,984
Accounts payable to parent or subsidiaries	—	23,965	187,163	(211,128)	—

Total current liabilities	210,694	157,686	307,313	(236,524)	439,169

Long-term liabilities
Long-term debt, less current portion	1,868,763	—	9,534	(105,367)	1,772,930
Capital lease obligations, less current portion	114,513	67,440	26,999	—	208,952
Other long-term liabilities and deferrals	404,278	77,774	118,533	(7,255)	593,330

Total long-term liabilities	2,387,554	145,214	155,066	(112,622)	2,575,212

Commitments and contingencies	—	—	—	—	—

Equity
Cinemark USA, Inc.’s stockholder’s equity:
Common stock	49,543	457,369	10,240	(467,609)	49,543
Other stockholder’s equity	1,052,603	397,746	755,335	(1,153,081)	1,052,603

Total Cinemark USA, Inc. stockholder’s equity	1,102,146	855,115	765,575	(1,620,690)	1,102,146
Noncontrolling interests	—	—	11,105	—	11,105

Total equity	1,102,146	855,115	776,680	(1,620,690)	1,113,251

Total liabilities and equity	$3,700,394	$1,158,015	$1,239,059	$(1,969,836)	$4,127,632

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2013

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$816,489	$1,099,257	$808,972	$(41,824)	$2,682,894

Cost of operations
Theatre operating expenses	650,731	743,531	585,695	(41,824)	1,938,133
General and administrative expenses	22,275	78,749	62,110	—	163,134
Depreciation and amortization	43,501	63,234	57,235	—	163,970
Impairment of long-lived assets	2,301	319	1,174	—	3,794
(Gain) loss on sale of assets and other	99	1,870	(5,814)	—	(3,845)

Total cost of operations	718,907	887,703	700,400	(41,824)	2,265,186

Operating income	97,582	211,554	108,572	—	417,708

Other income (expense)
Interest expense	(110,484)	(9,915)	(4,315)	—	(124,714)
Distributions from NCM	124	—	20,577	—	20,701
Equity in income of affiliates	196,580	54,524	22,682	(251,104)	22,682
Loss on early retirement of debt	(72,302)	—	—	—	(72,302)
Other income (expense)	101	(8)	1,913	—	2,006

Total other income (expense)	14,019	44,601	40,857	(251,104)	(151,627)

Income before income taxes	111,601	256,155	149,429	(251,104)	266,081
Income taxes	(38,242)	76,938	75,464	—	114,160

Net income	149,843	179,217	73,965	(251,104)	151,921
Less: Net income attributable to noncontrolling interests	—	—	2,078	—	2,078

Net income attributable to Cinemark USA, Inc.	$149,843	$179,217	$71,887	$(251,104)	$149,843

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2014

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$851,299	$1,084,852	$733,435	$(42,596)	$2,626,990

Cost of operations
Theatre operating expenses	693,323	739,686	524,045	(42,596)	1,914,458
General and administrative expenses	17,978	74,971	55,639	—	148,588
Depreciation and amortization	50,858	67,460	57,338	—	175,656
Impairment of long-lived assets	6,334	313	—	—	6,647
Loss on sale of assets and other	8,954	3,278	3,483	—	15,715

Total cost of operations	777,447	885,708	640,505	(42,596)	2,261,064

Operating income	73,852	199,144	92,930	—	365,926

Other income (expense)
Interest expense	(101,224)	(9,111)	(3,392)	29	(113,698)
Distributions from NCM	2,375	—	16,166	—	18,541
Equity in income of affiliates	208,900	53,950	22,464	(262,571)	22,743
Other income (expense)	79	—	(643)	(29)	(593)

Total other income (expense)	110,130	44,839	34,595	(262,571)	(73,007)

Income before income taxes	183,982	243,983	127,525	(262,571)	292,919
Income taxes	(10,398)	71,687	35,861	—	97,150

Net income	194,380	172,296	91,664	(262,571)	195,769
Less: Net income attributable to noncontrolling interests	—	—	1,389	—	1,389

Net income attributable to Cinemark USA, Inc.	$194,380	$172,296	$90,275	$(262,571)	$194,380

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2015

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$959,347	$1,178,873	$764,631	$(50,242)	$2,852,609

Cost of operations
Theatre operating expenses	767,446	804,236	545,131	(50,242)	2,066,571
General and administrative expenses	16,152	81,240	56,660	—	154,052
Depreciation and amortization	59,759	73,708	55,739	—	189,206
Impairment of long-lived assets	6,445	1,600	756	—	8,801
(Gain) loss on sale of assets and other	6,191	3,728	(1,776)	—	8,143

Total cost of operations	855,993	964,512	656,510	(50,242)	2,426,773

Operating income	103,354	214,361	108,121	—	425,836

Other income (expense)
Interest expense	(100,608)	(8,500)	(4,009)	376	(112,741)
Loss on amendment to debt agreement	(925)	—	—	—	(925)
Distributions from NCM	2,116	—	16,024	—	18,140
Equity in income of affiliates	217,567	55,082	27,262	(271,785)	28,126
Other income (expense)	200	20	(7,929)	(376)	(8,085)

Total other income (expense)	118,350	46,602	31,348	(271,785)	(75,485)

Income before income taxes	221,704	260,963	139,469	(271,785)	350,351
Income taxes	3,172	79,131	47,657	—	129,960

Net income	218,532	181,832	91,812	(271,785)	220,391
Less: Net income attributable to noncontrolling interests	—	—	1,859	—	1,859

Net income attributable to Cinemark USA, Inc.	$218,532	$181,832	$89,953	$(271,785)	$218,532

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2013

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$149,843	$179,217	$73,965	$(251,104)	$151,921

Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $1,865, net of settlements	3,151	—	—	—	3,151
Unrealized loss due to fair value adjustments on available-for-sale securities, net of taxes of $1,223	(2,041)	—	—	—	(2,041)
Other comprehensive income in equity method investments	2,386	—	2,386	(2,386)	2,386
Foreign currency translation adjustments	(47,617)	—	(47,699)	47,617	(47,699)

Total other comprehensive loss, net of tax	(44,121)	—	(45,313)	45,231	(44,203)

Total comprehensive income, net of tax	$105,722	$179,217	$28,652	$(205,873)	$107,718
Comprehensive income attributable to noncontrolling interests	—	—	(1,996)	—	(1,996)

Comprehensive income attributable to Cinemark USA, Inc.	$105,722	$179,217	$26,656	$(205,873)	$105,722

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2014

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$194,380	$172,296	$91,664	$(262,571)	$195,769

Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $1,759, net of settlements	2,846	—	—	—	2,846
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $1,479	2,507	—	—	—	2,507
Other comprehensive income in equity method investments	676	—	643	(643)	676
Foreign currency translation adjustments	(68,982)	—	(68,997)	68,982	(68,997)

Total other comprehensive loss, net of tax	(62,953)	—	(68,354)	68,339	(62,968)

Total comprehensive income, net of tax	$131,427	$172,296	$23,310	$(194,232)	$132,801
Comprehensive income attributable to noncontrolling interests	—	—	(1,374)	—	(1,374)

Comprehensive income attributable to Cinemark USA, Inc.	$131,427	$172,296	$21,936	$(194,232)	$131,427

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) INFORMATION

YEAR ENDED DECEMBER 31, 2015

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$218,532	$181,832	$91,812	$(271,785)	$220,391

Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $1,562, net of settlements	2,636	—	—	—	2,636
Unrealized loss due to fair value adjustments on available-for-sale securities, net of taxes of $572	(957)	—	—	—	(957)
Other comprehensive loss in equity method investments	(3,119)	—	(3,086)	3,086	(3,119)
Foreign currency translation adjustments, net of taxes of $888	(125,474)	—	(125,512)	125,474	(125,512)

Total other comprehensive loss, net of tax	(126,914)	—	(128,598)	128,560	(126,952)

Total comprehensive income (loss), net of tax	$91,618	$181,832	$(36,786)	$(143,225)	$93,439
Comprehensive income attributable to noncontrolling interests	—	—	(1,821)	—	(1,821)

Comprehensive income (loss) attributable to Cinemark USA, Inc.	$91,618	$181,832	$(38,607)	$(143,225)	$91,618

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2013

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$149,843	$179,217	$73,965	$(251,104)	$151,921
Adjustments to reconcile net income to cash provided by operating activities	(174,847)	22,276	44,824	251,104	143,357
Changes in assets and liabilities	115,254	(148,810)	47,640	—	14,084

Net cash provided by operating activities	90,250	52,683	166,429	—	309,362

Investing activities
Additions to theatre properties and equipment	(41,948)	(74,568)	(143,154)	—	(259,670)
Proceeds from sale of theatre properties and equipment and other	21,084	8,881	4,306	—	34,271
Acquisition of theatres in the U.S., net of cash acquired	(259,247)	—	—	—	(259,247)
Proceeds from disposition of Mexico theatres	—	—	126,167	—	126,167
Dividends received from subsidiaries	2,633	3,000	707	(6,340)	—
Investment in joint ventures and other	—	—	(6,222)	—	(6,222)

Net cash used for investing activities	(277,478)	(62,687)	(18,196)	(6,340)	(364,701)

Financing activities
Dividends paid to parent	(105,150)	(707)	(5,633)	6,340	(105,150)
Payroll taxes paid as a result of restricted stock withholdings	—	(3,464)	—	—	(3,464)
Proceeds from issuance of notes	530,000	—	—	—	530,000
Redemption of senior notes	(461,946)	—	—	—	(461,946)
Net repayments of other long-term debt	(7,000)	—	(866)	—	(7,866)
Payments on capital leases	(2,910)	(6,892)	(2,213)	—	(12,015)
Payment of debt issue costs	(9,328)	—	—	—	(9,328)
Purchases of noncontrolling interests	—	—	(5,621)	—	(5,621)
Other	—	2,962	(2,918)	—	44

Net cash used for financing activities	(56,334)	(8,101)	(17,251)	6,340	(75,346)

Effect of exchange rate changes on cash and cash equivalents	—	—	(11,516)	—	(11,516)

Increase (decrease) in cash and cash equivalents	(243,562)	(18,105)	119,466	—	(142,201)
Cash and cash equivalents:
Beginning of year	305,627	193,863	242,605	—	742,095

End of year	$62,065	$175,758	$362,071	$—	$599,894

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2014

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$194,380	$172,296	$91,664	$(262,571)	$195,769
Adjustments to reconcile net income to cash provided by (used for) operating activities	(134,559)	42,620	31,874	262,571	202,506
Changes in assets and liabilities	232,167	(246,598)	70,284	—	55,853

Net cash provided by (used for) operating activities	291,988	(31,682)	193,822	—	454,128

Investing activities
Additions to theatre properties and equipment	(93,608)	(52,896)	(98,201)	—	(244,705)
Proceeds from sale of theatre properties and equipment and other	1,109	98	1,338	—	2,545
Acquisition of theatres in the U.S., net of cash acquired	(7,951)	—	—	—	(7,951)
Dividends received from subsidiaries	1,094	8	—	(1,102)	—
Investments in, and loans to, subsidiaries	(1,918)	—	—	1,918	—
Investment in joint ventures and other	—	—	(3,228)	—	(3,228)

Net cash used for investing activities	(101,274)	(52,790)	(100,091)	816	(253,339)

Financing activities
Dividends paid to parent	(115,000)	(700)	(402)	1,102	(115,000)
Repayments of other long-term debt	(7,000)	—	(2,846)	—	(9,846)
Payments on capital leases	(4,082)	(8,000)	(1,953)	—	(14,035)
Capital contributions and loans from parent	—	1,918	—	(1,918)	—
Other	2,808	(9,861)	(386)	—	(7,439)

Net cash used for financing activities	(123,274)	(16,643)	(5,587)	(816)	(146,320)

Effect of exchange rate changes on cash and cash equivalents	—	—	(15,522)	—	(15,522)

Increase (decrease) in cash and cash equivalents	67,440	(101,115)	72,622	—	38,947
Cash and cash equivalents:
Beginning of year	62,065	175,758	362,071	—	599,894

End of year	$129,505	$74,643	$434,693	$—	$638,841

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2015

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$218,532	$181,832	$91,812	$(271,785)	$220,391

Adjustments to reconcile net income to cash provided by operating activities	(142,602)	39,156	43,223	271,785	211,562
Changes in assets and liabilities	67,253	(67,850)	23,869	—	23,272

Net cash provided by operating activities	143,183	153,138	158,904	—	455,225

Investing activities
Additions to theatre properties and equipment	(98,193)	(121,605)	(111,928)	—	(331,726)
Proceeds from sale of theatre properties and equipment and other	2,737	5,264	1,965	—	9,966
Acquisition of theatre in Brazil	—	—	(2,651)	—	(2,651)
Dividends received from subsidiaries	1,685	15	—	(1,700)	—
Intercompany note issuances	(3,500)	—	(100,000)	103,500	—
Investment in joint ventures and other	(518)	—	(3,211)	18	(3,711)

Net cash used for investing activities	(97,789)	(116,326)	(215,825)	101,818	(328,122)

Financing activities
Dividends paid to parent	(115,225)	(1,700)	—	1,700	(115,225)
Repayments of long-term debt	(8,385)	—	(35)	—	(8,420)
Payments of debt issue costs	(6,957)	—	—	—	(6,957)
Payments on capital leases	(5,389)	(9,120)	(2,004)	—	(16,513)
Intercompany loan proceeds	100,000	—	3,518	(103,518)	—
Other	2,421	(4,770)	(1,045)	—	(3,394)

Net cash provided by (used for) financing activities	(33,535)	(15,590)	434	(101,818)	(150,509)

Effect of exchange rate changes on cash and cash equivalents	—	—	(26,932)	—	(26,932)

Increase (decrease) in cash and cash equivalents	11,859	21,222	(83,419)	—	(50,338)
Cash and cash equivalents:
Beginning of year	129,505	74,643	434,693	—	638,841

End of year	$141,364	$95,865	$351,274	$—	$588,503

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

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

DECEMBER 31, 2015

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$394,852	$193,651	$—	$588,503
Other current assets	213,164	(85,381)	—	127,783

Total current assets	608,016	108,270	—	716,286

Theatre properties and equipment, net	1,505,069	—	—	1,505,069

Other assets	1,771,028	242,268	(107,019)	1,906,277

Total assets	$3,884,113	$350,538	$(107,019)	$4,127,632

Liabilities and equity

Current liabilities
Current portion of long-term debt	$7,016	$1,389	$—	$8,405
Current portion of capital lease obligations	18,780	—	—	18,780
Accounts payable and accrued expenses	411,980	4	—	411,984

Total current liabilities	437,776	1,393	—	439,169

Long-term liabilities
Long-term debt, less current portion	1,768,763	4,167	—	1,772,930
Capital lease obligations, less current portion	208,952	—	—	208,952
Other long-term liabilities and deferrals	492,519	100,811	—	593,330

Total long-term liabilities	2,470,234	104,978	—	2,575,212

Commitments and contingencies

Equity	976,103	244,167	(107,019)	1,113,251

Total liabilities and equity	$3,884,113	$350,538	$(107,019)	$4,127,632

Note:    “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2015

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Revenues	$2,852,609	$—	$—	$2,852,609

Cost of operations
Theatre operating costs	2,066,571	—	—	2,066,571
General and administrative expenses	154,050	2	—	154,052
Depreciation and amortization	189,206	—	—	189,206
Impairment of long-lived assets	8,801	—	—	8,801
Loss on sale of assets and other	8,143	—	—	8,143

Total cost of operations	2,426,771	2	—	2,426,773

Operating income (loss)	425,838	(2)	—	425,836

Other income (expense)	(118,425)	42,940	—	(75,485)

Income before income taxes	307,413	42,938	—	350,351
Income taxes	113,472	16,488	—	129,960

Net income	193,941	26,450	—	220,391
Less: Net income attributable to noncontrolling interests	1,859	—	—	1,859

Net income attributable to Cinemark USA, Inc.	$192,082	$26,450	$—	$218,532

Note:    “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2015

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Net income	$193,941	$26,450	$—	$220,391

Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $1,562	2,636	—	—	2,636
Unrealized loss due to fair value adjustments on available-for-sale securities, net of taxes of $572	(957)	—	—	(957)
Other comprehensive loss in equity method investments	(33)	(3,086)	—	(3,119)
Foreign currency translation adjustments, net of taxes of $888	(125,512)	—	—	(125,512)

Total other comprehensive loss, net of tax	(123,866)	(3,086)	—	(126,952)

Total comprehensive income, net of tax	70,075	23,364	—	93,439
Comprehensive income attributable to noncontrolling interests	(1,821)	—	—	(1,821)

Comprehensive income attributable to Cinemark USA, Inc.	$68,254	$23,364	$—	$91,618

Note:    “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes and senior subordinated notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2015

(In thousands)

	Restricted Group	Unrestricted Group	Eliminations	Consolidated
Operating activities
Net income	$193,941	$26,450	$—	$220,391
Adjustments to reconcile net income to cash provided by operating activities	220,661	(9,099)	—	211,562
Changes in assets and liabilities	15,124	8,148	—	23,272

Net cash provided by operating activities	429,726	25,499	—	455,225

Investing activities
Additions to theatre properties and equipment and other	(331,726)	—	—	(331,726)
Acquisition of theatre in Brazil	(2,651)	—	—	(2,651)
Proceeds from sale of theatre properties and equipment and other	9,966	—	—	9,966
Investment in joint ventures and other	(500)	(3,211)	—	(3,711)

Net cash used for investing activities	(324,911)	(3,211)	—	(328,122)

Financing activities
Dividends paid to parent	(115,225)	—	—	(115,225)
Repayments of long-term debt	(8,420)	—	—	(8,420)
Payment of debt issue costs	(6,957)	—	—	(6,957)
Payments on capital leases	(16,513)	—	—	(16,513)
Other	(3,394)	—	—	(3,394)

Net cash used for financing activities	(150,509)	—	—	(150,509)

Effect of exchange rate changes on cash and cash equivalents	(26,932)	—	—	(26,932)

Increase (decrease) in cash and cash equivalents	(72,626)	22,288	—	(50,338)
Cash and cash equivalents:
Beginning of year	467,478	171,363	—	638,841

End of year	$394,852	$193,651	$—	$588,503

Note:    “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes and senior subordinated notes.

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR

CINEMARK USA, INC.

FOR FISCAL YEAR ENDED

DECEMBER 31, 2015

EXHIBIT INDEX

Number	Exhibit Title

2.1(a)	Stock Contribution and Exchange Agreement, dated as of August 7, 2006, by and between Cinemark Holdings, Inc., Cinemark, Inc., Syufy Enterprises, LP and Century Theatres Holdings, LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on August 11, 2006).

2.1(b)	Stock Purchase Agreement, dated as of August 7, 2006, by and among Cinemark USA, Inc., Cinemark Holdings, Inc., Syufy Enterprises LP, Century Theatres, Inc. and Century Theatres Holdings, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, File No, 000-47040, filed by Cinemark USA, Inc. on August 11, 2006).

2.2	Contribution and Exchange Agreement, dated as of August 7, 2006, by and among Cinemark Holdings, Inc. and Lee Roy Mitchell, The Mitchell Special Trust, Alan W. Stock, Timothy Warner, Robert Copple, Michael Cavalier, Northwestern University, John Madigan, Quadrangle Select Partners LP, Quadrangle Capital Partners A LP, Madison Dearborn Capital Partners IV, L.P., K&E Investment Partners, LLC — 2004-B-DIF, Piola Investments Ltd., Quadrangle (Cinemark) Capital Partners LP and Quadrangle Capital Partners LP (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on August 11, 2006).

2.3	Asset Purchase Agreement, dated as of November 16, 2012, by and among Cinemark USA, Inc., Rave Real Property Holdco, LLC and certain of its subsidiaries, Rave Cinemas, LLC and RC Processing, LLC. (incorporated by reference to Exhibit 2.3 to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 28, 2013).

3.1	Amended and Restated Articles of Incorporation of the Company dated June 3, 1992 (incorporated by reference to Exhibit 3.1 to Cinemark USA, Inc.’s Registration Statement on Form S-4, File No. 333-162105, filed on September 24, 2009).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.4(a) to Cinemark USA, Inc.’s Registration Statement on Form S-4, File No. 333-162105, filed on September 24, 2009).

4.1(a)	Indenture dated as of June 29, 2009, between Cinemark USA, Inc. and Wells Fargo Bank, N.A., as trustee governing the 8 5⁄8% senior notes of Cinemark USA, Inc. issued thereunder (incorporated by reference to Exhibit 4.2 to the Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed July 6, 2009).

4.1(b)	Form of 8 5⁄8% senior notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 4.3 to the Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed July 6, 2009).

4.2(a)	Indenture, dated as of June 3, 2011, between Cinemark USA, Inc. and Wells Fargo Bank, N.A. governing the 7 3⁄8% senior subordinated notes issued thereunder (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed on July 6, 2011).

4.2(b)	Form of 7 3⁄8% senior subordinated notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.3(a) above) (incorporated by reference to Exhibit 4.3 to the Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on July 6, 2011).

4.3(a)	Indenture, dated as of December 18, 2012, between Cinemark USA, Inc. and Wells Fargo Bank, N.A. governing the 5 1⁄8% senior notes issued thereunder (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed on December 20, 2012).

4.3(b)	Form of 5 1⁄8% senior notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.4(a) above) (incorporated by reference to Exhibit 4.1 to the Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on December 20, 2012).

4.4(a)	Indenture, dated as of May 24, 2013, between Cinemark USA, Inc. and Well Fargo Bank, N.A. governing the 4.,875% Senior Notes issued thereunder (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401 filed May 28, 2013).

4.4(b)	Form of 4.875% Senior Notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.5(a) above (incorporated by reference to Exhibit 4.3 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed May 28, 2013).

10.1(a)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994).

10.1(b)	First Amendment to Management Agreement of Laredo Theatre, Ltd., effective as of December 10, 2003, between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

10.1(c)	Second Amendment to Management of Laredo Theatres, Ltd., effective as of December 10, 2008, between CNMK Texas Properties, L.L.C. (Successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(c) to the Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).

10.1(d)	Third Amendment to Management Agreement of Laredo Theatres, Ltd., effective as of December 10, 2013, between CNMK Texas Properties, L.L.C. (Successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 24, 2016).

10.2	License Agreement, dated December 10, 1993, between Laredo Joint Venture and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994).

10.4(a)	Amended and Restated Credit Agreement, dated as of December 18, 2012, among Cinemark USA, Inc., Cinemark Holdings, Inc., the several banks and other financial institutions and entities from time to time parties thereto, Barclays Bank PLC, Deutsche Bank Securities Inc., Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as joint bookrunners, Morgan Stanley Senior Funding, Inc., as syndication agent, Deutsche Bank Securities Inc., Wells Fargo Securities, Inc. and Webster Bank, N.A., as co-documentation agents, and Barclays Bank PLC, as administrative agent. (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on December 20, 2012).

10.4(b)	Guarantee and Collateral Agreement, dated as of October 5, 2006, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc. and each subsidiary guarantor party thereto (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on October 12, 2006).

10.4(c)	Reaffirmation agreement, dated as of December 18, 2012, between Cinemark Holdings, Inc., Cinemark USA, Inc. and each subsidiary guarantor party thereto (incorporated by reference to Exhibit 10.4(c) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 28, 2013).

10.5(a)	Tax Sharing Agreement, between Cinemark USA, Inc. and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc. ), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1993).

10.5(b)	Tax Sharing Agreement, dated as of July 28, 1993, between Cinemark USA, Inc. and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4, File No. 033-72114, filed November 24, 1993).

+10.6(a)	Employment Agreement, dated as of December 15, 2008, between Cinemark Holdings, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.5 (q) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).

+10.6(b)	Employment Agreement, dated as of December 15, 2008, between Cinemark Holdings, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.5 (r) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).

+10.6(c)	Second Amended and Restated Employment Agreement, dated as of January 21, 2014 between Cinemark Holdings, Inc. and Timothy Warner (incorporated by reference to Exhibit 10.42 to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 28, 2014).

+10.6(d)	First Amendment to Second Amended and Restated Employment Agreement, dated as of August 20, 2015 (to be effective as of August 24, 2015), between Cinemark Holdings, Inc. and Timothy Warner (incorporated by reference to Exhibit 10.1 to Current Report on Form 8K, File No. 001-33401, filed August 21, 2015).

+10.6(e)	Amended and Restated Employment Agreement, dated as of January 21, 2014, between Cinemark Holdings, Inc. and Robert Copple (incorporated by reference to Exhibit 10.43 to Cinemark Holdings, Inc.’s Annual Report on Form 10-K , File No. 001-33401, filed February 28, 2014).

+10.6(f)	Employment Agreement dated as of June 23, 2014, by and between Cinemark Holdings, Inc. and Sean Gamble (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed June 23, 2014).

+10.6(g)	Employment agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Michael Cavalier (incorporated by reference to Exhibit 10.4 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 8, 2008).

+10.6(h)	Employment Agreement, dated as of February 15, 2010, between Cinemark Holdings, Inc. and Valmir Fernandes (incorporated by reference to Exhibit 10.5(v) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 10, 2010).

+10.6(i)	Amendment to Employment Agreement dated as of November 12, 2014 between Cinemark Holdings, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.6(h) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 27, 2015).

+10.6(j)	Employment Agreement, dated as of August 20, 2015 (to be effective as of August 24, 2015), between Cinemark Holdings, Inc. and Mark Zoradi (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, File No. 001-33401, filed August 21, 2015).

+10.6(k)	Consulting Agreement, dated as of August 20, 2015 (to be effective as of April 1, 2016), between Cinemark Holdings, Inc. and Timothy Warner (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, File No. 001-33401, filed August 21, 2015).

+10.6(l)	Amended and Restated Employment Agreement, dated as of February 19, 2016, between Cinemark Holdings, Inc. and Mark Zoradi (incorporated by reference to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 24, 2016).

+10.7(a)	Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Quarterly Report on form 10-Q, File No. 001-33401, filed May 9, 2008).

+10.7(b)	First Amendment to the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, File No. 001-33401, filed February 18, 2014).

+10.7(c)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7(b) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed February 1, 2007).

+10.7(d)	Form of Restricted Share Award Agreement pursuant to the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 4.6 to Cinemark Holdings, Inc.’s Registration Statement on Form S-8, File No. 333-146349, filed August 29, 2008).

+10.7(e)	Form of Restricted Stock Unit Award Agreement pursuant to the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.7(f) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 29, 2012).

+10.7(f)	First Amendment to the Amended and Restated 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed February 18, 2014).

+10.7(g)	Form of Restricted Stock Unit Award Agreement pursuant to the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan, as amended (incorporated by reference to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 27, 2015).

+10.7(h)	Form of Restricted Share Unit Award Agreement pursuant to the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.7(h) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 24, 2016).

10.8	Amended and Restated Exhibitor Services Agreement between National CineMedia, LLC and Cinemark USA, Inc., dated as of December 26, 2013(incorporated by reference to Exhibit 10.45 to Cinemark Holdings, Inc.’s Annual Report on Form 10-K , File No. 001-33401, filed February 28, 2014).

10.9	Third Amended and Restated Limited Liability Company Operating Agreement, dated as of February 12, 2007, by and between Cinemark Media, Inc., American Multi-Cinema, Inc., Regal CineMedia, LLC and National CineMedia, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed March 16, 2007).

10.10(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.10(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.10(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.10(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.10(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Stadium 14, Sacramento, CA. (incorporated by reference to Exhibit 10.10(a) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.11(a)	Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.11(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.11(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.11(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.11(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Laguna 16, Elk Grove, CA. (incorporated by reference to Exhibit 10.10(b) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.12(a)	Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007)..

10.12(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.12(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.12(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.12(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 14, Folsom, CA. (incorporated by reference to Exhibit 10.10(c) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.13(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.13(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.13(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.13(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.13(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.13(f)	Fifth Amendment to Indenture of Lease, dated as of October 5, 2012 by and between Syufy Enterprises, L.P. as landlord and Century Theatres, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.13(f) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 27, 2015).

10.14(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.14(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.14(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.14(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.14(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.14(f)	Fifth Amendment to Indenture of Lease dated as of May 1, 2014 by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.14(f) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 27, 2015).

10.15(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.15(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.15(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.15(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.15(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Cinema 16, Mountain View, CA. (incorporated by reference to Exhibit 10.10(d) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.16(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.16(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.16(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.16(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.16(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.17(a)	Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.17(b)	First Amendment, dated as of April 15, 2005, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.17(c)	Second Amendment, dated as of September 29, 2005, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.17(d)	Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA. (incorporated by reference to Exhibit 10.10(j) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.18(a)	Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.26(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.18(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.26(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.18(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.26(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.18(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV. (incorporated by reference to Exhibit 10.10(i) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.19(a)	Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA (incorporated by reference to Exhibit 10.27(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.19(b)	First Amendment, dated as of April 15, 2005, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, (incorporated by reference to Exhibit 10.27(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.19(c)	Second Amendment, dated as of September 29, 2005, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, (incorporated by reference to Exhibit 10.27(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.19(d)	Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of October 1, 1996, by and between Stadium Promenade LLC, as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA. (incorporated by reference to Exhibit 10.10(h) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.20(a)	Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.28(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.20(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.28(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.20(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.28(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.20(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of July 1, 1996, by and between SYNM Properties Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM. (incorporated by reference to Exhibit 10.10(g) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.21(a)	Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.29(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.21(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.29(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.21(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.29(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.21(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA. (incorporated by reference to Exhibit 10.10(e) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.22(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.22(b)	First Amendment, dated as of October 1, 1996, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.22(c)	Second Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.22(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.22(e)	Fourth Amendment dated as of September 29, 2005 to Indenture of Lease, dated September 30, 1995 between Syufy Enterprises L.P., as landlord and Century Theatres, Inc., as tenant for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.22(e) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 27, 2015).

10.22(f)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.22(g)	Sixth Amendment dated November 29, 2012 to Indenture of Lease, dated as of September 30, 1995, between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.22(g) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 27, 2015).

10.23(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.23(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.23(c)	Second Amendment, dated as of October 1, 2001, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.23(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Northridge 14, Salinas, CA. (incorporated by reference to Exhibit 10.10(m) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.24(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.24(b)	First Amendment, dated as of January 4, 1998, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.24(c)	Second Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.24(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.24(e)	Fourth Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(e) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.24(f)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between SYUT Properties, Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres of Utah, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 16, Salt Lake City, UT. (incorporated by reference to Exhibit 10.10(l) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.25(a)	Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.25(b)	First Amendment, dated as of April 30, 2003, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.25(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.25(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.25(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA. (incorporated by reference to Exhibit 10.10(k) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.26(a)	Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.26(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.26(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.26(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV. (incorporated by reference to Exhibit 10.10(f) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.27(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.27(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.27(c)	Second Amendment, dated as of October 1, 2001, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.27(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.27(e)	Fourth Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(e) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.27(f)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.10(n) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

+10.28	Cinemark Holdings, Inc. Performance Bonus Plan, as amended (incorporated by reference to Appendix B to Cinemark Holdings, Inc.’s Definitive Proxy Statement filed on April 11, 2013).

+10.29	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.40 to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 28, 2014).

*12	Calculation of Ratio of Earnings to Fixed Charges.

*21	Subsidiaries of Cinemark USA, Inc.

*31.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	The following financial information from Cinemark USA, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 4, 2016, formatted in XBRL includes: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged as detailed text.

*	Filed herewith.
+	Any management contract, compensatory plan or arrangement.