Form 10-Q
period 2016-03-31
CINEMARK USA INC /TX
filed 2016-05-11
CIK 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 30, 2016, 1,500 shares of Class A and 182,648 shares of Class B common stock were issued and outstanding.

CINEMARK USA, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements

Certain matters within this Quarterly Report on Form 10Q include “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The “forward-looking statements” may include our current expectations, assumptions, estimates and projections about our business and our industry. They may include statements relating to future revenues, expenses and profitability, the future development and expected growth of our business, projected capital expenditures, attendance at movies generally or in any of the markets in which we operate, the number or diversity of popular movies released and our ability to successfully license and exhibit popular films, national and international growth in our industry, competition from other exhibitors and alternative forms of entertainment and determinations in lawsuits in which we are defendants. Forward-looking statements can be identified by the use of words such as “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. For a description of the risk factors, please review the “Risk Factors” section or other sections in the Company’s Annual Report on Form 10-K filed March 4, 2016 and quarterly reports on Form 10-Q, filed with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data, unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$583,809	$588,503
Inventories	15,300	15,954
Accounts receivable	67,979	74,287
Current income tax receivable	778	22,877
Prepaid expenses and other	17,958	13,494
Accounts receivable from parent	7,642	1,171

Total current assets	693,466	716,286
Theatre properties and equipment	2,758,309	2,687,391
Less: accumulated depreciation and amortization	1,232,450	1,182,322

Theatre properties and equipment, net	1,525,859	1,505,069
Other assets
Goodwill	1,258,686	1,247,548
Intangible assets—net	338,491	339,644
Investment in NCM	188,653	183,755
Investments in and advances to affiliates	87,031	94,973
Long-term deferred tax asset	2,133	2,114
Deferred charges and other assets—net	41,955	38,243

Total other assets	1,916,949	1,906,277

Total assets	$4,136,274	$4,127,632

Liabilities and equity
Current liabilities
Current portion of long-term debt	$8,397	$8,405
Current portion of capital lease obligations	18,841	18,780
Current income tax payable	12,691	7,332
Current liability for uncertain tax positions	10,092	9,155
Accounts payable and accrued expenses	339,285	395,497

Total current liabilities	389,306	439,169
Long-term liabilities
Long-term debt, less current portion	1,793,907	1,772,930
Capital lease obligations, less current portion	206,368	208,952
Long-term deferred tax liability	137,177	139,905
Long-term liability for uncertain tax positions	7,905	7,853
Deferred lease expenses	42,918	43,333
Deferred revenue—NCM	351,022	342,134
Other long-term liabilities	48,033	60,105

Total long-term liabilities	2,587,330	2,575,212
Commitments and contingencies (see Note 16)
Equity
Cinemark USA, Inc.’s stockholder’s equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49,543	49,543
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Additional paid-in-capital	1,245,067	1,238,473
Retained earnings	137,893	110,049
Accumulated other comprehensive loss	(260,047)	(271,686)

Total Cinemark USA, Inc.’s stockholder’s equity	1,148,223	1,102,146
Noncontrolling interests	11,415	11,105

Total equity	1,159,638	1,113,251

Total liabilities and equity	$4,136,274	$4,127,632

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands unaudited)

	Three months ended March 31,
	2016	2015
Revenues
Admissions	$435,820	$400,662
Concession	237,815	214,427
Other	31,234	30,309

Total revenues	704,869	645,398
Cost of operations
Film rentals and advertising	232,914	207,610
Concession supplies	35,903	32,503
Salaries and wages	75,136	69,223
Facility lease expense	78,804	79,617
Utilities and other	81,377	83,406
General and administrative expenses	37,112	37,314
Depreciation and amortization	49,329	45,332
Impairment of long-lived assets	492	794
Gain on sale of assets and other	(1,779)	(1,450)

Total cost of operations	589,288	554,349

Operating income	115,581	91,049
Other income (expense)
Interest expense	(28,059)	(28,207)
Loss on early retirement of debt	(13,186)	—
Interest income	1,352	1,519
Foreign currency exchange gain (loss)	1,886	(8,206)
Distributions from NCM	8,543	8,499
Equity in income of affiliates	7,142	5,239

Total other expense	(22,322)	(21,156)

Income before income taxes	93,259	69,893
Income taxes	33,744	26,611

Net income	$59,515	$43,282
Less: Net income attributable to noncontrolling interests	521	381

Net income attributable to Cinemark USA, Inc.	$58,994	$42,901

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three months ended March 31,
	2016	2015
Net income	$59,515	$43,282
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $118 and $453	201	757
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $444	—	766
Other comprehensive income (loss) of equity method investments	(322)	384
Foreign currency translation adjustments, net of taxes of $979 and $0	13,780	(46,675)

Total other comprehensive income (loss), net of tax	13,659	(44,768)

Total comprehensive income (loss), net of tax	73,174	(1,486)
Comprehensive income attributable to noncontrolling interests	(530)	(387)

Comprehensive income (loss) attributable to Cinemark USA, Inc.	$72,644	$(1,873)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three months ended March 31,
	2016	2015
Operating activities
Net income	$59,515	$43,282
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	48,839	44,731
Amortization of intangible and other assets and favorable/unfavorable leases	490	601
Amortization of long-term prepaid rents	471	713
Amortization of debt issue costs	1,286	1,312
Amortization of deferred revenues, deferred lease incentives and other	(5,243)	(3,255)
Impairment of long-lived assets	492	794
Share based awards compensation expense	4,870	3,273
Gain on sale of assets and other	(1,779)	(1,450)
Write-off of unamortized debt issue costs associated with early retirement of debt	2,369	—
Deferred lease expenses	(440)	(703)
Equity in income of affiliates	(7,142)	(5,239)
Deferred income tax expenses	(2,933)	(14,349)
Distributions from equity investees	8,086	7,264
Changes in assets and liabilities and other	(41,432)	(52,123)

Net cash provided by operating activities	67,449	24,851
Investing activities
Additions to theatre properties and equipment and other	(47,745)	(85,747)
Acquisition of theatre in Brazil	—	(2,651)
Acquisition of theatres in the U.S.	(15,300)	—
Proceeds from sale of theatre properties and equipment and other	347	2,388
Proceeds from sale of marketable securities	13,451	—
Investment in joint ventures and other	(12)	(713)

Net cash used for investing activities	(49,259)	(86,723)
Financing activities
Dividends paid to parent	(31,150)	(28,750)
Payroll taxes paid as a result of restricted stock withholdings	(5,610)	(4,748)
Proceeds from issuance of Senior Notes, net of discount	222,750	—
Retirement of Senior Subordinated Notes	(200,000)	—
Repayments of long-term debt	(1,758)	(1,758)
Payments of debt issue costs	(3,675)	—
Payments on capital leases	(4,572)	(3,913)
Other	1,503	2,244

Net cash used for financing activities	(22,512)	(36,925)
Effect of exchange rate changes on cash and cash equivalents	(372)	(7,317)

Decrease in cash and cash equivalents	(4,694)	(106,114)
Cash and cash equivalents:
Beginning of period	588,503	638,841

End of period	$583,809	$532,727

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

The accompanying condensed consolidated balance sheet as of December 31, 2015, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. Majority-owned subsidiaries that the Company has control of are consolidated while those affiliates of which the Company owns between 20% and 50% and does not control are accounted for under the equity method. Those affiliates of which the Company owns less than 20% are generally accounted for under the cost method, unless the Company is deemed to have the ability to exercise significant influence over the affiliate, in which case the Company would account for its investment under the equity method. The results of these subsidiaries and affiliates are included in the condensed consolidated financial statements effective with their formation or from their dates of acquisition. Intercompany balances and transactions are eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2015, included in the Annual Report on Form 10-K filed March 4, 2016 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be achieved for the full year.

Accounting Reclassifications

The Company has reclassified $8,049 in expenses from film rentals and advertising costs to utilities and other costs on the condensed consolidated statement of income for the three months ended March 31, 2015 to be consistent with the presentation for the three months ended March 31, 2016. During the three months ended March 31, 2016, the Company determined that reclassifying the expenses, which are related to the maintenance and monitoring of projection and sound equipment, results in a more clear presentation of film rental and advertising costs.

2. New Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with certain VIEs. ASU 2015-02 also provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015. Effective January 1, 2016, the Company adopted ASU 2015-02, which had no impact on its condensed consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842), (“ASU 2016-02”). The purpose of ASU 2016-02 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASU 2016-02 will result in the recognition of a right-of-use asset and a lease liability for most operating leases. New disclosure requirements include qualitative and quantitative information about the amounts recorded in the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-02 on its condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

In March 2016, the FASB issued Accounting Standards Update 2016-04, Liabilities – Extinguishment of Liabilities (Subtopic 405-20), (“ASU 2016-04”). The purpose of ASU 2016-04 is to provide a narrow scope exception to the guidance in Accounting Standards Codification (“ASC”) Subtopic 405-20 to require that breakage of liabilities associated with prepaid stored-value products be accounted for consistent with the breakage guidance in ASC Topic 606. ASU 2016-04 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-04 on its condensed consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-07, Investments – Equity Method and Joint Ventures (Topic 323), (“ASU 2016-07”). The purpose of ASU 2016-07 is to eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment was held. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not expect ASU 2016-07 to have an impact on its condensed consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenues Gross versus Net), (“ASU 2016-08”). The purpose of ASU 2016-08 is to clarify the implementation of revenue recognition guidance related to principal versus agent considerations. ASU 2016-08 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year, concurrent with Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-08 on its condensed consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”). The purpose of ASU 2016-09 is to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of such activity on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that year. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-09 on its condensed consolidated financial statements.

3. Long Term Debt Activity

Issuance of Additional 4.875% Senior Notes

On March 21, 2016, Cinemark USA, Inc. issued an additional $225,000 aggregate principal amount of 4.875% senior notes due 2023 (the “4.875% Senior Notes”), at 99.0% of the principal amount plus accrued and unpaid interest from December 1, 2015. Proceeds, after payment of fees, were used to finance the redemption of Cinemark, USA, Inc.’s $200,000 7.375% senior subordinated notes due 2021 (the “7.375% Senior Subordinated Notes”), as discussed below. These additional notes have identical terms, other than the issue date, the issue price and the first interest payment date, and constitute part of the same series as Cinemark USA, Inc.’s existing 4.875% Senior Notes. The aggregate principal amount of $755,000 of 4.875% Senior Notes mature on June 1, 2023. The Company incurred debt issue costs of approximately $3,656 in connection with the issuance of the additional notes, which, along with the discount of $2,250, are reflected as a reduction of long term debt as of March 31, 2016.

On April 5, 2016, Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Securities and Exchange Commission (the “Commission”), pursuant to which Cinemark USA, Inc. offered to exchange the additional 4.875% Senior Notes for substantially identical notes registered under the Securities Act of 1933, as amended, that do not contain terms restricting the transfer thereof or providing for registration rights. The registration statement was declared effective April 18, 2016, and the notes are expected to be exchanged by May 16, 2016.

Redemption of 7.375% Senior Subordinated Notes

On March 21, 2016, Cinemark USA, Inc. redeemed its $200,000 7.375% Senior Subordinated Notes at a make-whole premium of approximately 104% plus accrued and unpaid interest, utilizing the proceeds from the issuance of the additional $225,000 Cinemark USA, Inc. 4.875% Senior Notes discussed above. As a result of the redemption, the Company wrote-off approximately $2,369 in unamortized debt issue costs, paid the make-whole premium of $9,670 and paid other fees of $1,147, all of which are reflected in loss on early retirement of debt during the three months ended March 31, 2016.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt using the market approach, which utilizes quoted market prices that fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, Fair Value Measurement. The carrying value of the Company’s long-term debt was $1,837,814 and $1,814,572 as of March 31, 2016 and December 31, 2015, respectively, excluding unamortized debt discounts and debt issue costs. The fair value of the Company’s long-term debt was $1,854,540 and $1,806,276 as of March 31, 2016 and December 31, 2015, respectively.

4. Equity

Below is a summary of changes in stockholders’ equity attributable to Cinemark USA, Inc., noncontrolling interests and total equity for the three months ended March 31, 2016 and 2015:

	Cinemark
	USA, Inc.
	Stockholder’s	Noncontrolling	Total
	Equity	Interests	Equity
Balance at January 1, 2016	$1,102,146	$11,105	$1,113,251
Share based awards compensation expense	4,870	—	4,870
Tax benefit related to share based awards vesting	1,724	—	1,724
Cash dividends paid to parent	(31,150)	—	(31,150)
Dividends paid to noncontrolling interests	—	(220)	(220)
Net income	58,994	521	59,515
Fair value adjustments on interest rate swap agreements designated as hedges, net of settlements, net of taxes of $118	201	—	201
Gain realized on available-for-sale securities, net of taxes of $1,180	(2,011)	—	(2,011)
Other comprehensive loss in equity method investees	(322)	—	(322)
Foreign currency translation adjustments	13,771	9	13,780

Balance at March 31, 2016	$1,148,223	$11,415	$1,159,638

	Cinemark
	USA, Inc.
	Stockholder’s	Noncontrolling	Total
	Equity	Interests	Equity
Balance at January 1, 2015	$1,126,394	$10,329	$1,136,723
Share based awards compensation expense	3,273	—	3,273
Tax benefit related to share based awards vesting	2,244	—	2,244
Cash and noncash dividends to parent	(46,686)	—	(46,686)
Net income	42,901	381	43,282
Fair value adjustments on interest rate swap agreements designated as hedges, net of settlements, net of taxes of $453	757	—	757
Fair value adjustments on available-for-sale securities, net of taxes of $444	766	—	766
Other comprehensive income in equity method investees	384	—	384
Foreign currency translation adjustments	(46,681)	6	(46,675)

Balance at March 31, 2015	$1,083,352	$10,716	$1,094,068

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

5. Investment in National CineMedia

The Company has an investment in National CineMedia, LLC (“NCM”). NCM operates a digital in-theatre network in the U.S. for providing cinema advertising. Upon joining NCM, the Company entered into an Exhibitor Services Agreement with NCM (“ESA”), pursuant to which NCM provides advertising, promotion and event services to our theatres. As described further in Note 4 to the Company’s financial statements as included in its 2015 Annual Report on Form 10-K, on February 13, 2007, National CineMedia, Inc. (“NCM, Inc.”), an entity that serves as the sole manager of NCM, completed an initial public offering (“IPO”) of its common stock. In connection with the NCM Inc. initial public offering, the Company amended its operating agreement and the ESA. Following the NCM, Inc. IPO, the Company does not recognize undistributed equity in the earnings on its original NCM membership units (referred to herein as the Company’s Tranche 1 Investment) until NCM’s future net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company recognizes cash distributions it receives from NCM on its Tranche 1 Investment as a component of earnings as Distributions from NCM. The Company believes that the accounting model provided by ASC 323-10-35-22 for recognition of equity investee losses in excess of an investor’s basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

			Distributions
	Investment	Deferred	from	Equity in	Other	Cash
	in NCM	Revenue	NCM	Income	Revenue	Received
Balance as of January 1, 2016	$183,755	$(342,134)
Receipt of common units due to annual common unit adjustment	11,111	(11,111)	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(2,806)	2,806
Receipt of excess cash distributions	(5,321)	—	(5,602)	—	—	10,923
Receipt under tax receivable agreement	(2,765)	—	(2,941)	—	—	5,706
Equity in earnings	1,873	—	—	(1,873)	—	—
Amortization of deferred revenue	—	2,223	—	—	(2,223)	—

Balance as of and for the three month period ended March 31, 2016	$188,653	$(351,022)	$(8,543)	$(1,873)	$(5,029)	$19,435

(1)	Amount includes the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $2,586.

During the three months ended March 31, 2016 and 2015, the Company recorded equity in earnings of approximately $1,873 and $795, respectively.

The Company made payments to NCM of approximately $22 and $20 during the three months ended March 31, 2016 and 2015, respectively, related to installation of certain equipment used for digital advertising, which is included in theatre properties and equipment on the condensed consolidated balance sheets.

Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCM, Inc. and the Company, AMC Entertainment, Inc. (“AMC”) and Regal Entertainment Group (“Regal”), annual adjustments to the common membership units are made primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each Founding Member. As further discussed in Note 6 to the Company’s financial statements as included in its 2015 Annual Report on Form 10-K, the common units received are recorded at fair value as an increase in the Company’s investment in NCM with an offset to deferred revenue. The deferred revenue is amortized over the remaining term of the ESA. During March 2016, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company received an additional 753,598 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value with a corresponding adjustment to deferred revenue of approximately $11,111. The deferred revenue will be recognized over the remaining term of the ESA, which is approximately 20 years.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

As of March 31, 2016, the Company owned a total of 26,384,644 common units of NCM, representing an ownership interest of approximately 19%. The estimated fair value of the Company’s investment in NCM was approximately $401,310 as of March 31, 2016, using NCMI’s stock price as of March 31, 2016 of $15.21 per share.

Below is summary financial information for NCM for the periods indicated:

	Quarter Ended	Quarter Ended
	March 31, 2016	April 2, 2015
Gross revenues	$76,242	$76,867
Operating income (loss)	$5,751	$(24,111)
Net loss	$(7,510)	$(38,729)

6. Other Investments

The Company had the following other investments at March 31, 2016:

Digital Cinema Implementation Partners LLC (“DCIP”), equity method investment	$75,690
AC JV, LLC, equity method investment	7,636
Digital Cinema Distribution Coalition (“DCDC”), equity method investment	3,043
Other	662

Total	$87,031

Below is a summary of activity for each of the investments for the three months ended March 31, 2016:

	DCIP	RealD	AC JV, LLC	DCDC	Other	Total
Balance at January 1, 2016	$71,579	$12,900	$7,269	$2,562	$663	$94,973
Cash contributions	12	—	—	—	—	12
Equity in income	4,421	—	367	481	—	5,269
Equity in comprehensive loss	(322)	—	—	—	—	(322)
Sale of investment (1)	—	(12,900)	—	—	—	(12,900)
Other	—	—	—	—	(1)	(1)

Balance at March 31, 2016	$75,690	$—	$7,636	$3,043	$662	$87,031

(1)	See further discussion of the sale of the investment held by the Company under RealD, Inc. below.

Digital Cinema Implementation Partners LLC

On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as DCIP to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “Agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. Upon signing the Agreements, the Company contributed the majority of its U.S. digital projection systems to DCIP, which DCIP then contributed to Kasima. The Company has a variable interest in Kasima through the terms of its master equipment lease agreement; however, the Company has determined that it is not the primary beneficiary of Kasima, as the Company does not have the ability to direct the activities of Kasima that most significantly impact Kasima’s economic performance. As of March 31, 2016, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is summary financial information for DCIP for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenues	$40,644	$40,741
Operating income	$23,400	$23,764
Net income	$18,502	$17,444

As of March 31, 2016, the Company had 3,781 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company had the following transactions, recorded in utilities and other on the condensed consolidated income statement, with DCIP during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Equipment lease payments	$1,125	$1,010
Warranty reimbursements from DCIP	$(1,324)	$(957)

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

On March 22, 2016, an affiliate of Rizvi Traverse Management, LLC acquired RealD for $11.00 per share. As a result of the transaction, the Company sold its shares for approximately $13,451 and recognized a gain of $3,742, which included the recognition of a cumulative unrealized holding gain of $3,191 previously recorded in accumulated other comprehensive loss. The gain is reflected as gain on sale of assets and other on the condensed consolidated statement of income for the three months ended March 31, 2016. The Company plans to use the proceeds to make a pre-payment on its term loan in accordance with the terms of its senior secured credit facility.

The Company paid licensing fees of $1,895 and $1,156 to RealD during the three months ended March 31, 2016 and 2015, respectively, which are included in utilities and other costs on the condensed consolidated statements of income.

AC JV, LLC

During December 2013, the Company, Regal, AMC (the “AC Founding Members”) and NCM entered into a series of agreements that resulted in the formation of AC JV, LLC (“AC”), a new joint venture that now owns “Fathom Events” (consisting of Fathom Events and Fathom Consumer Events) formerly operated by NCM. The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators to provide additional programs to augment their feature film schedule. The Fathom Consumer Events business includes live and pre-recorded concerts featuring contemporary music, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. The Company paid event fees of $2,930 and $3,401 for the three months ended March 31, 2016 and 2015, respectively, which are included in film rentals and advertising costs on the condensed consolidated statements of income.

AC was formed by the AC Founding Members and NCM. NCM, under a contribution agreement, contributed the assets associated with its Fathom Events division to AC in exchange for 97% ownership of the Class A Units of AC. Under a separate contribution agreement, the Founding Members each contributed cash of approximately $268 to AC in exchange for 1% of the Class A Units of AC. Subsequently, NCM and the Founding Members entered into a Membership Interest Purchase Agreement, under which NCM sold each of the Founding Members 31% of its Class A Units in AC, the aggregate value of which was determined to be $25,000, in exchange for a six-year Promissory Note. Each of the Founding Members’ Promissory Notes were originally for $8,333, bear interest at 5% per annum and require annual principal and interest payments, with the first of such payments made during December 2014. The remaining outstanding balance of the note payable from the Company to AC as of March 31, 2016 was $5,555.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Digital Cinema Distribution Coalition

Digital Cinema Distribution Coalition (“DCDC”) is a joint venture among the Company, Universal, Warner Bros., AMC and Regal. DCDC operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company paid approximately $307 and $208 during the three months ended March 31, 2016 and 2015, respectively, related to content delivery services provided by DCDC. These fees are included in film rentals and advertising costs on the condensed consolidated statements of income.

7. Share Based Awards

Restricted Stock – During the three months ended March 31, 2016, Cinemark Holdings, Inc. granted 269,214 shares of restricted stock to employees of the Company. The fair value of the restricted stock granted was determined based on the market value of Cinemark Holdings, Inc.’s common stock on the date of grant, which was $29.83 per share. The Company assumed forfeiture rates ranging from 0% to 8% for the restricted stock awards. Restricted stock granted to employees vests over service periods that range from approximately one month to four years. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock activity for the three months ended March 31, 2016:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2016	757,775	$30.73
Granted	269,214	$29.83
Vested	(375,585)	$24.70
Forfeited	(30,170)	$33.06

Outstanding at March 31, 2016	621,234	$33.86

Unvested restricted stock at March 31, 2016	621,234	$33.86

	Three Months Ended March 31,
	2016	2015
Compensation expense recognized during the period (1)	$2,653	$2,365
Fair value of restricted shares that vested during the period	$12,742	$13,161
Income tax deduction upon vesting of restricted stock awards	$4,748	$3,311

(1)	Cinemark Holdings, Inc. recorded an additional $248 and $225 of compensation expense related to these restricted stock awards during the quarters ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the estimated remaining unrecognized compensation expense related to restricted stock awards was $16,277, of which $16,070 will be recognized by the Company and an additional $207 of which will be recognized by Cinemark Holdings, Inc. The weighted average period over which this remaining compensation expense will be recognized is approximately three years.

Restricted Stock Units – During the three months ended March 31, 2016, Cinemark Holdings, Inc. granted restricted stock units representing 253,661 hypothetical shares of common stock to employees of the Company. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the two fiscal year periods ending December 31, 2017 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments as specified by the Compensation Committee of Cinemark Holdings, Inc.’s board of directors (“Compensation Committee”) prior to the grant date. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a prorata basis according to the IRR achieved by the Company during the performance period. If the IRR for the two-

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

year period is at least 6.0%, which is the threshold, one-third of the maximum restricted stock units vest. If the IRR for the two-year period is at least 8.0%, which is the target, two-thirds of the maximum restricted stock units vest. If the IRR for the two-year period is at least 10.0%, which is the maximum, 100% of the maximum restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. Further, as an example, if the Company achieves an IRR equal to 9.0%, the number of restricted stock units that shall vest will be greater than the target but less than the maximum number that would have vested had the Company achieved the highest IRR. In accordance with their respective employment agreements, the awards granted to the Company’s former Chief Executive Officer and former President and Chief Operating Officer vest upon the certification of the IRR for the 2016 award by the Compensation Committee. All other restricted stock units granted during 2016 will vest subject to an additional two-year service requirement and will be paid in the form of Cinemark Holdings, Inc.’s common stock if the participant continues to provide services through February 2020, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments from the grant date if, and at the time that, the restricted stock unit awards vest.

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the three months ended March 31, 2016 at each of the three target levels of financial performance (excluding forfeiture assumptions):

	Number of
	Shares	Value at
	Vesting	Grant
at IRR of at least 6.0%	84,554	$2,522
at IRR of at least 8.0%	169,107	$5,044
at IRR of at least 10.0%	253,661	$7,568

Due to the fact that the IRR for the two-year performance period could not be determined at the time of the 2016 grant, the Company estimated that the most likely outcome is the achievement of the target IRR level. The fair value of the restricted stock unit awards was determined based on the closing price of Cinemark Holdings, Inc.’s common stock on the date of grant, which was $29.83 per share. The Company assumed forfeiture rates ranging from 0% to 10% for the restricted stock unit awards. If during the service period, additional information becomes available to lead the Company to believe a different IRR level will be achieved for the two-year performance period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis over the remaining service period.

	Three Months Ended March 31,
	2016	2015
Number of restricted stock unit awards that vested during the period	143,872	123,769
Fair value of restricted stock unit awards that vested during the period	$4,747	$5,501
Accumulated dividends paid upon vesting of restricted stock unit awards (1)	$404	$46
Income tax benefit recognized upon vesting of restricted stock unit awards	$1,993	$2,303
Compensation expense recognized during the period	$2,217	$908

(1)	Additional dividends of approximately $396 were paid during April 2015 related to the restricted stock unit awards that vested during the three months ended March 31, 2015.

As of March 31, 2016, the estimated remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $8,492. The weighted average period over which this remaining compensation expense will be recognized is approximately two years. As of March 31, 2016, the Company had restricted stock units outstanding that represented a total of 643,400 hypothetical shares of common stock, net of actual cumulative forfeitures of 17,917 units, assuming the maximum IRR level is achieved for all grants outstanding.

Effective March 4, 2016, the Company’s former President and Chief Operating Officer resigned with good reason as defined within his employment agreement. As a result, certain of his restricted stock and restricted stock unit awards vested upon his resignation. The accelerated vesting of these awards were considered a modification of such awards, therefore the Company revalued the vested awards at their fair value upon modification. The revaluation of these awards resulted in incremental share based award compensation expense of approximately $994 for the three months ended March 31, 2016.

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

Below is a summary of the Company’s current interest rate swap agreement designated as a cash flow hedge as of March 31, 2016:

Nominal Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	Estimated Total Fair Value at March 31, 2016(1)
$ 100,000	November 2011	1.7150%	1-Month LIBOR	April 2016	$53

(1)	Included in accounts payable and accrued expenses on the condensed consolidated balance sheet as of March 31, 2016.

The changes in accumulated other comprehensive loss, net of taxes, related to the Company’s interest rate swap agreements for the three months ended March 31, 2016 and 2015 were as follows:

	Interest Rate Swaps
	2016	2015
Beginning balances – January 1	$(234)	$(2,870)

Other comprehensive loss before reclassifications, net of taxes	(133)	(689)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of taxes	334	1,446

Net other comprehensive income	201	757

Ending balances – March 31	$(33)	$(2,113)

9. Goodwill and Other Intangible Assets

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2016 (1)	$1,156,556	$90,992	$1,247,548
Acquisition of U.S. theatres	8,350	—	8,350
Foreign currency translation adjustments	—	2,788	2,788

Balance at March 31, 2016 (1)	$1,164,906	$93,780	$1,258,686

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.

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

For the year ended December 31, 2015, the Company performed a qualitative goodwill impairment assessment on all reporting units except one, in accordance with ASU 2011-08 Testing Goodwill for Impairment (“ASU 2011-08”). The qualitative assessment included consideration of historical and expected future industry performance, estimated future performance of the Company, current industry trading multiples and other economic factors. Based on the qualitative assessment performed, the Company determined that it was not more likely than not that the fair value of the reporting units were less than their carrying values. The Company performed a quantitative two-step approach on a new U.S. region that had not previously been assessed for goodwill impairment. The two-step approach requires the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. The fair value for the new reporting unit was determined based on a multiple of estimated cash flows, which was eight times, and exceeded its carrying value by more than 10%.

No events or changes in circumstances occurred during the three months ended March 31, 2016 that indicated the carrying value of goodwill might exceed its estimated fair value.

Intangible assets consisted of the following:

	Balance at January 1, 2016	Amortization	Other (1)	Balance at March 31, 2016
Intangible assets with finite lives:
Gross carrying amount	$99,968	$—	$(642)	$99,326
Accumulated amortization	(59,706)	(1,338)	661	(60,383)

Total net intangible assets with finite lives	$40,262	(1,338)	19	$38,943
Intangible assets with indefinite lives:
Tradename	299,382	—	166	299,548

Total intangible assets — net	$339,644	$(1,338)	$185	$338,491

(1)	Includes non-compete agreement related to the acquisition of U.S. theatres, write-off of a fully amortized vendor contract, and foreign currency translation adjustments.

Estimated aggregate future amortization expense for intangible assets is as follows:

For the nine months ended December 31, 2016	$3,975
For the twelve months ended December 31, 2017	4,957
For the twelve months ended December 31, 2018	4,882
For the twelve months ended December 31, 2019	3,977
For the twelve months ended December 31, 2020	4,252
Thereafter	16,900

Total	$38,943

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

10. Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

The Company considers actual theatre level cash flows, budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life correlates with the available remaining lease period, which includes the probability of renewal periods, for leased properties and the lesser of twenty years or the building’s remaining useful life for fee-owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the three months ended March 31, 2016 and 2015. As of March 31, 2016, the estimated aggregate fair value of the long-lived assets impaired during the three months ended March 31, 2016 was approximately $1,770.

The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

	Three Months Ended
	March 31,
	2016	2015
United States theatre properties	$136	$794
International theatre properties	356	—

Impairment of long-lived assets	$492	$794

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of March 31, 2016:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities – current (see Note 8)	$(53)	$—	$—	$(53)

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2015:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities – current (see Note 8)	$(373)	$—	$—	$(373)
Investment in RealD (see Note 6)	$12,900	$12,900	$—	$—

Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Liabilities
	2016	2015
Beginning balances —January 1	$373	$4,572
Total loss included in accumulated other comprehensive loss	14	236
Settlements	(334)	(1,446)

Ending balances – March 31	$53	$3,362

The Company also uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 9 and Note 10). Additionally, the Company uses the market approach to estimate the fair value of its long-term debt (see Note 3). There were no changes in valuation techniques and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2016.

12. Foreign Currency Translation

The accumulated other comprehensive loss account in stockholder’s equity of $260,047 and $271,686 at March 31, 2016 and December 31, 2015, respectively, includes cumulative foreign currency adjustments of $259,633 and $273,404, respectively, from translating the financial statements of the Company’s international subsidiaries, and also includes the change in fair values of the Company’s interest rate swap agreements that are designated as hedges and the change in fair value of the Company’s available-for-sale securities.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of the impact of translating the March 31, 2016 financial statements of the Company’s international subsidiaries:

			Other
			Comprehensive
			Income (Loss) for The
	Exchange Rate as of		Three Months Ended
Country	March 31, 2016	December 31, 2015	March 31, 2016
Brazil	3.60	3.96	$18,298
Argentina	14.62	12.95	(7,151)
Colombia	3,022.35	3,149.47	1,109
Chile	691.65	709.16	1,106
Peru	3.42	3.46	444
All other			(35)

			$13,771

13. Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Three Months Ended
	March 31,
	2016	2015
Cash paid for interest	$15,503	$11,358
Cash paid for income taxes, net of refunds received	$6,259	$6,552
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$3,055	$2,384
Theatre properties acquired under capital lease	$—	$3,100
Investment in NCM – receipt of common units (see Note 5)	$11,111	$15,421
Noncash dividends to Cinemark Holdings, Inc.	$—	$(17,936)

(1)	Additions to theatre properties and equipment included in accounts payable as of March 31, 2016 and December 31, 2015 were $14,209 and $11,154, respectively.

14. Segments

The Company manages its international market and its U.S. market as separate reportable operating segments, with the international segment consisting of operations in Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia and Curacao. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues, primarily screen advertising. The Company uses Adjusted EBITDA, as shown in the reconciliation below, as measure of segment profit and loss to evaluate performance and allocate its resources. The Company does not report asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended March 31,
	2016	2015
Revenues
U.S.	$543,915	$474,295
International	164,175	174,333
Eliminations	(3,221)	(3,230)

Total revenues	$704,869	$645,398

Adjusted EBITDA (1)
U.S.	$144,139	$114,757
International	41,014	40,014

Total Adjusted EBITDA	$185,153	$154,771

Capital expenditures
U.S.	$41,198	$74,267
International	6,547	11,480

Total capital expenditures	$47,745	$85,747

(1)	Distributions from equity method investees are reported entirely within the U.S. operating segment.

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2016	2015
Net income	$59,515	$43,282
Add (deduct):
Income taxes	33,744	26,611
Interest expense (1)	28,059	28,207
Other (income) expense (2)	(10,380)	1,448
Loss on early retirement of debt	13,186	—
Other cash distributions from equity investees (3)	8,086	7,264
Depreciation and amortization	49,329	45,332
Impairment of long-lived assets	492	794
Gain on sale of assets and other	(1,779)	(1,450)
Deferred lease expenses	(440)	(703)
Amortization of long-term prepaid rents	471	713
Share based awards compensation expense	4,870	3,273

Adjusted EBITDA	$185,153	$154,771

(1)	Includes amortization of debt issue costs.
(2)	Includes interest income, foreign currency exchange (gain) loss and equity in income of affiliates and excludes distributions from NCM.
(3)	Includes cash distributions received from equity investees that were recorded as a reduction of the respective investment balances. In an effort to more closely align our reported Adjusted EBITDA with our operating cash flow and for consistency with our peers, beginning with the three months ended March 31, 2016, Adjusted EBITDA now includes total cash distributions received from equity investees, including the cash distributions recorded as a reduction of the respective investment balance. Adjusted EBITDA for the three months ended March 31, 2015 has been recast to reflect comparable presentations.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended
	March 31,
Revenues	2016	2015
U.S.	$543,915	$474,295
Brazil	71,509	78,293
Other international countries	92,666	96,040
Eliminations	(3,221)	(3,230)

Total	$704,869	$645,398

Theatre Properties and Equipment-net	March 31, 2016	December 31, 2015
U.S.	$1,187,753	$1,175,535
Brazil	177,728	163,505
Other international countries	160,378	166,029

Total	$1,525,859	$1,505,069

15. Related Party Transactions

The Company manages theatres for Laredo Theatres, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is Cinemark Holdings, Inc.’s Chairman of the Board and directly and indirectly owns approximately 9% of Cinemark Holdings, Inc.’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $128 and $135 of management fee revenues during the three months ended March 31, 2016 and 2015, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC to use, on occasion, a private aircraft owned by Copper Beech Capital, LLC. Copper Beech Capital, LLC is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech Capital, LLC for the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip. For the three months ended March 31, 2016 and 2015, the aggregate amounts paid to Copper Beech Capital, LLC for the use of the aircraft was $24 and $37, respectively.

The Company currently leases 15 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 16 leases, 15 have fixed minimum annual rent. The one lease without minimum annual rent has rent based upon a specified percentage of gross sales as defined in the lease. For the three months ended March 31, 2016 and 2015, the Company paid total rent of $6,857 and $5,566, respectively, to Syufy.

The Company has paid certain fees on behalf of its parent, Cinemark Holding, Inc., and Cinemark Holdings, Inc. has paid income taxes and other items on behalf of the Company. The net receivable from Cinemark Holdings, Inc. as of March 31, 2016 and December 31, 2015 was $7,642 and $1,171, respectively. The Company paid Cinemark Holdings, Inc. dividends of $31,150 and $46,686 during the three months ended March 31, 2016 and 2015, respectively. Of the dividends paid during the three months ended March 31, 2015, $17,936 was noncash.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

16. Commitments and Contingencies

Effective March 4, 2016, the Company’s former President and Chief Operating Officer Robert Copple resigned with good reason as defined within his employment agreement. The Company paid Mr. Copple the payments and benefits pursuant to the terms set forth in his employment agreement. The Company’s post-termination obligations, such as providing continued participation in the Company’s welfare benefit plans and insurance programs, remain in effect for a limited period of time under the employment agreement.

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

17. Condensed Consolidating Financial Information of Subsidiary Guarantors

As of March 31, 2016, the Company had outstanding $400,000 aggregate principal amount of 5.125% senior notes due 2022, or the 5.125% Senior Notes and $755,000 aggregate principal amount of 4.875% senior notes due 2023, or the 4.875% Senior Notes (collectively the “Notes”). These Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the following subsidiaries of Cinemark USA, Inc.:

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following supplemental condensed consolidating financial information presents:

a.	Condensed consolidating balance sheet information as of December 31, 2015 and March 31, 2016, condensed consolidating statements of income information for the three months ended March 31, 2015 and 2016, condensed consolidating statements of comprehensive income (loss) information for the three months ended March 31, 2015 and 2016 and condensed consolidating statements of cash flows information for the three months ended March 31, 2015 and 2016.

b.	Cinemark USA, Inc. (the “Parent” and “Issuer”), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method of accounting and therefore, the Parent column reflects the equity income of its Guarantor Subsidiaries and Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Guarantor Subsidiaries and Non-Guarantor Subsidiaries column. Additionally, the Guarantor Subsidiaries column reflects the equity income (loss) of its Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Non-Guarantor Subsidiaries column.

c.	Elimination entries necessary to consolidate the Parent and all of its Subsidiaries.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

DECEMBER 31, 2015

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$141,364	$95,865	$351,274	$—	$588,503
Other current assets	78,797	18,407	61,432	(32,024)	126,612
Accounts receivable from parent or subsidiaries	212,299	—	—	(211,128)	1,171

Total current assets	432,460	114,272	412,706	(243,152)	716,286
Theatre properties and equipment—net	539,082	614,821	351,166	—	1,505,069
Investment in subsidiaries	1,326,790	293,900	—	(1,620,690)	—
Other assets	1,402,062	135,022	475,187	(105,994)	1,906,277

Total assets	$3,700,394	$1,158,015	$1,239,059	$(1,969,836)	$4,127,632

Liabilities and equity
Current liabilities
Current portion of long-term debt	$7,000	$—	$1,405	$—	$8,405
Current portion of capital lease obligations	6,426	9,962	2,392	—	18,780
Accounts payable and accrued expenses	197,268	123,759	116,353	(25,396)	411,984
Accounts payable to parent or subsidiaries	—	23,965	187,163	(211,128)	—

Total current liabilities	210,694	157,686	307,313	(236,524)	439,169
Long-term liabilities
Long-term debt, less current portion	1,868,763	—	9,534	(105,367)	1,772,930
Capital lease obligations, less current portion	114,513	67,440	26,999	—	208,952
Other long-term liabilities and deferrals	404,278	77,774	118,533	(7,255)	593,330

Total long-term liabilities	2,387,554	145,214	155,066	(112,622)	2,575,212
Commitments and contingencies	—	—	—	—	—
Equity
Cinemark USA, Inc.’s stockholder’s equity:
Common stock	49,543	457,369	10,240	(467,609)	49,543
Other stockholder’s equity	1,052,603	397,746	755,335	(1,153,081)	1,052,603

Total Cinemark USA, Inc. stockholder’s equity	1,102,146	855,115	765,575	(1,620,690)	1,102,146
Noncontrolling interests	—	—	11,105	—	11,105

Total equity	1,102,146	855,115	776,680	(1,620,690)	1,113,251

Total liabilities and equity	$3,700,394	$1,158,015	$1,239,059	$(1,969,836)	$4,127,632

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

March 31, 2016

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$95,068	$112,602	$376,139	$—	$583,809
Other current assets	73,279	19,031	57,970	(48,265)	102,015
Accounts receivable from parent or subsidiaries	248,023	—	—	(240,381)	7,642

Total current assets	416,370	131,633	434,109	(288,646)	693,466
Theatre properties and equipment—net	553,046	613,376	359,437	—	1,525,859
Investment in subsidiaries	1,399,149	307,978	—	(1,707,127)	—
Other assets	1,406,884	134,583	478,142	(102,660)	1,916,949

Total assets	$3,775,449	$1,187,570	$1,271,688	$(2,098,433)	$4,136,274

Liabilities and equity
Current liabilities
Current portion of long-term debt	$7,000	$—	$1,397	$—	$8,397
Current portion of capital lease obligations	6,625	9,575	2,641	—	18,841
Accounts payable and accrued expenses	208,802	87,233	97,152	(31,119)	362,068
Accounts payable to parent or subsidiaries	—	47,201	193,180	(240,381)	—

Total current liabilities	222,427	144,009	294,370	(271,500)	389,306
Long-term liabilities
Long-term debt, less current portion	1,889,740	—	9,534	(105,367)	1,793,907
Capital lease obligations, less current portion	112,862	65,285	28,221	—	206,368
Other long-term liabilities and deferrals	402,197	77,639	121,658	(14,439)	587,055

Total long-term liabilities	2,404,799	142,924	159,413	(119,806)	2,587,330
Commitments and contingencies	—	—	—	—	—
Equity
Cinemark USA, Inc.’s stockholder’s equity:
Common stock	49,543	457,368	10,239	(467,607)	49,543
Other stockholder’s equity	1,098,680	443,269	796,251	(1,239,520)	1,098,680

Total Cinemark USA, Inc. stockholder’s equity	1,148,223	900,637	806,490	(1,707,127)	1,148,223
Noncontrolling interests	—	—	11,415	—	11,415

Total equity	1,148,223	900,637	817,905	(1,707,127)	1,159,638

Total liabilities and equity	$3,775,449	$1,187,570	$1,271,688	$(2,098,433)	$4,136,274

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED MARCH 31, 2016

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$245,850	$297,397	$173,285	$(11,663)	$704,869
Cost of operations
Theatre operating expenses	192,175	200,647	122,975	(11,663)	504,134
General and administrative expenses	3,462	23,949	9,701	—	37,112
Depreciation and amortization	16,494	19,639	13,196	—	49,329
Impairment of long-lived assets	136	—	356	—	492
(Gain) loss on sale of assets and other	(1,753)	(112)	86	—	(1,779)

Total cost of operations	210,514	244,123	146,314	(11,663)	589,288

Operating income	35,336	53,274	26,971	—	115,581
Other income (expense)
Interest expense	(25,168)	(1,975)	(1,217)	301	(28,059)
Loss on early retirement of debt	(13,186)	—	—	—	(13,186)
Distributions from NCM	1,310	—	7,233	—	8,543
Equity in income of affiliates	59,592	16,706	6,897	(76,053)	7,142
Other income	78	3	3,458	(301)	3,238

Total other income	22,626	14,734	16,371	(76,053)	(22,322)

Income before income taxes	57,962	68,008	43,342	(76,053)	93,259
Income taxes	(1,032)	19,863	14,913	—	33,744

Net income	58,994	48,145	28,429	(76,053)	59,515
Less: Net income attributable to noncontrolling interests	—	—	521	—	521

Net income attributable to Cinemark USA, Inc.	$58,994	$48,145	$27,908	$(76,053)	$58,994

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) INFORMATION

THREE MONTHS ENDED MARCH 31, 2015

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$42,901	$37,709	$19,333	$(56,661)	$43,282
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $453	757	—	—	—	757
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $444	766	—	—	—	766
Other comprehensive income of equity method investments	384	—	367	(367)	384
Foreign currency translation adjustments	(46,681)	—	(46,675)	46,681	(46,675)

Total other comprehensive loss, net of tax	(44,774)	—	(46,308)	46,314	(44,768)

Total comprehensive income (loss), net of tax	$(1,873)	$37,709	$(26,975)	$(10,347)	$(1,486)
Comprehensive income attributable to noncontrolling interests	—	—	(387)	—	(387)

Comprehensive income (loss) attributable to Cinemark USA, Inc.	$(1,873)	$37,709	$(27,362)	$(10,347)	$(1,873)

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

THREE MONTHS ENDED MARCH 31, 2016

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$58,994	$48,145	$28,429	$(76,053)	$59,515
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $118	201	—	—	—	201
Other comprehensive income of equity method investments	(322)	—	(322)	322	(322)
Foreign currency translation adjustments, net of taxes of $979	13,771	—	13,780	(13,771)	13,780

Total other comprehensive income, net of tax	13,650	—	13,458	(13,449)	13,659

Total comprehensive income, net of tax	$72,644	$48,145	$41,887	$(89,502)	$73,174
Comprehensive income attributable to noncontrolling interests	—	—	(530)	—	(530)

Comprehensive income attributable to Cinemark USA, Inc.	$72,644	$48,145	$41,357	$(89,502)	$72,644

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2016

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$58,994	$48,145	$28,429	$(76,053)	$59,515
Adjustments to reconcile net income to cash provided by (used for) operating activities	(51,423)	7,200	17,536	76,053	49,366
Changes in assets and liabilities	(15,778)	(12,740)	(12,914)	—	(41,432)

Net cash provided by (used for) operating activities	(8,207)	42,605	33,051	—	67,449
Investing activities
Additions to theatre properties and equipment	(23,120)	(18,022)	(6,603)	—	(47,745)
Proceeds from sale of theatre properties and equipment and other	—	301	46	—	347
Acquisition of theatres in the US	(15,300)	—	—	—	(15,300)
Proceeds from sale of marketable securities	13,451	—	—	—	13,451
Dividends received from subsidiaries	433	5	—	(438)	—
Investment in joint ventures and other	—	—	(12)	—	(12)

Net cash used for investing activities	(24,536)	(17,716)	(6,569)	(438)	(49,259)
Financing activities
Dividends paid to parent	(31,150)	—	(438)	438	(31,150)
Proceeds from issuance of Senior Notes, net of discount	222,750	—	—	—	222,750
Retirement of Senior Subordinated Notes	(200,000)	—	—	—	(200,000)
Repayments of long-term debt	(1,750)	—	(8)	—	(1,758)
Payments of debt issue costs	(3,675)	—	—	—	(3,675)
Payments on capital leases	(1,451)	(2,542)	(579)	—	(4,572)
Other	1,723	(5,610)	(220)	—	(4,107)

Net cash used for financing activities	(13,553)	(8,152)	(1,245)	438	(22,512)
Effect of exchange rate changes on cash and cash equivalents	—	—	(372)	—	(372)

Increase (decrease) in cash and cash equivalents	(46,296)	16,737	24,865	—	(4,694)
Cash and cash equivalents:
Beginning of year	141,364	95,865	351,274	—	588,503

End of year	$95,068	$112,602	$376,139	$—	$583,809

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia and Curacao. As of March 31, 2016, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 14 to our condensed consolidated financial statements.

We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing promotions, meeting rentals and electronic video games located in some of our theatres. Our relationship with NCM has assisted us in expanding our offerings to domestic advertisers and broadening ancillary revenue sources such as digital video monitor advertising. We also offer alternative entertainment, such as live and pre-recorded sports programs, concert events, the Metropolitan Opera, in-theatre gaming and other special events in our theatres through our joint venture, AC JV, LLC. Our Flix Media initiative has allowed us to expand our screen advertising and alternative content within our international circuit and to other international exhibitors.

Films leading the box office during the quarter ended March 31, 2016 included the carryover of Star Wars: The Force Awakens and The Revenant; and new releases such as Deadpool, Batman V Superman: Dawn Of Justice, Zootopia, Kung Fu Panda 3 and other films. Films scheduled for release during the remainder of 2016 include The Jungle Book, Captain America: Civil War, Finding Dory, Star Trek Beyond, X-Men: Apocalypse, The Secret Life Of Pets, Alice Through The Looking Glass, Sing, and spin-off films Rogue One: A Star Wars Story and the Harry Potter spin-off Fantastic Beasts And Where To Find Them, among other films.

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

Utilities and other costs include both fixed and variable costs and primarily includes utilities, sound and booth expenses, property taxes, janitorial costs, repairs and maintenance and security services.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data and the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income.

	Three Months Ended
Operating data (in millions):	March 31,
	2016	2015
Revenues
Admissions	$435.8	$400.7
Concession	237.8	214.4
Other	31.3	30.3

Total revenues	$704.9	$645.4
Cost of operations
Film rentals and advertising (1)	232.9	207.7
Concession supplies	35.9	32.5
Salaries and wages	75.1	69.2
Facility lease expense	78.8	79.6
Utilities and other (1)	81.4	83.4
General and administrative expenses	37.1	37.3
Depreciation and amortization	49.3	45.3
Impairment of long-lived assets	0.5	0.8
Gain on sale of assets and other	(1.8)	(1.4)

Total cost of operations	589.2	554.4

Operating income	$115.7	$91.0

Operating data as a percentage of total revenues:
Revenues
Admissions	61.8%	62.1%
Concession	33.7%	33.2%
Other	4.5%	4.7%

Total revenues	100.0%	100.0%

Cost of operations (2)
Film rentals and advertising	53.4%	51.8%
Concession supplies	15.1%	15.2%
Salaries and wages	10.7%	10.7%
Facility lease expense	11.2%	12.3%
Utilities and other	11.5%	12.9%
General and administrative expenses	5.3%	5.8%
Depreciation and amortization	7.0%	7.0%
Impairment of long-lived assets	0.1%	0.1%
Gain on sale of assets and other	(0.3)%	(0.2)%
Total cost of operations	83.6%	85.9%
Operating income	16.4%	14.1%

Average screen count (month end average)	5,805	5,677

Revenues per average screen (dollars)	$121,424	$113,686

(1)	We have reclassified approximately $8.0 million of expenses from film rentals and advertising to utilities and other for the three months ended March 31, 2015 to be consistent with the presentation for the three months ended March 31, 2016.
(2)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three Months Ended March 31, 2016 versus March 31, 2015

Revenues. Total revenues increased $59.5 million to $704.9 million for the three months ended March 31, 2016 (“first quarter of 2016”) from $645.4 million for the three months ended March 31, 2015 (“first quarter of 2015”), representing a 9.2% increase. The table below, presented by reportable operating segment, summarizes our revenue performance and certain key performance indicators that impact our revenues for the three months ended March 31, 2016 and 2015.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency(3)
	2016	2015	% Change	2016	2015	% Change	2016	% Change	2016	2015	% Change
Admissions revenues(1)	$337.5	$295.8	14.1%	$98.3	$104.9	(6.3%)	$132.0	25.8%	$435.8	$400.7	8.8%
Concession revenues(1)	$184.0	$159.6	15.3%	$53.8	$54.8	(1.8%)	$71.1	29.7%	$237.8	$214.4	10.9%
Other revenues(1)(2)	$19.2	$15.7	22.3%	$12.1	$14.6	(17.1%)	$16.2	11.0%	$31.3	$30.3	3.3%
Total revenues (1)(2)	$540.7	$471.1	14.8%	$164.2	$174.3	(5.8%)	$219.3	25.8%	$704.9	$645.4	9.2%
Attendance(1)	44.5	41.5	7.2%	28.0	24.0	16.7%			72.5	65.5	10.7%

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 14 of our condensed consolidated financial statements.
(3)	Constant currency revenue amounts were calculated using the average exchange rate for the corresponding month for 2015. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance without the impact of foreign currency fluctuations.

•	U.S. Admissions revenues increased $41.7 million as a result of a 7.2% increase in attendance and a 6.3% increase in average ticket price from $7.13 for the first quarter of 2015 to $7.58 for the first quarter of 2016. Concession revenues increased $24.4 million as a result of the 7.2% increase in attendance and a 7.3% increase in concession revenues per patron from $3.85 for the first quarter of 2015 to $4.13 for the first quarter of 2016. The increase in attendance was due to the success of the films released during the first quarter of 2016, the carryover of Star Wars: The Force Awakens and The Revenant and new theatres. The increase in average ticket price was primarily due to price increases and the mix of premium product. The increase in concession revenues per patron was primarily due to incremental sales and price increases. Other revenues increased primarily due to increases in screen advertising revenues.

•	International. Admissions revenues decreased $6.6 million as reported, but increased $27.1 million in constant currency. The constant currency increase is a result of a 16.7% increase in attendance and a 7.8% increase in constant currency average ticket price from $4.37 for the first quarter of 2015 to $4.71 for the first quarter of 2016. Concession revenues decreased $1.0 million as reported, but increased $16.3 million in constant currency. The constant currency increase is a result of the 16.7% increase in attendance and an 11.4% increase in constant currency concession revenues per patron from $2.28 for the first quarter of 2015 to $2.54 for the first quarter of 2016. The increase in attendance was due to the success of the films released during the first quarter of 2016 and new theatres. Average ticket price and concession revenues per patron increased primarily due to price increases, which was primarily due to local inflation.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the three months ended March 31, 2016 and 2015.

	U.S. Operating Segment		International Operating Segment			Consolidated
					Constant Currency
	2016	2015	2016	2015	2016(2)	2016	2015
Film rentals and advertising (1)	$187.6	$160.0	$45.3	$47.7	$60.8	$232.9	$207.7
Concession supplies	24.9	21.0	11.0	11.5	14.6	35.9	32.5
Salaries and wages	58.7	51.5	16.4	17.7	22.4	75.1	69.2
Facility lease expense	59.9	59.7	18.9	19.9	24.6	78.8	79.6
Utilities and other (1)	58.8	59.3	22.6	24.1	30.4	81.4	83.4

(1)	We made certain reclassifications from film rentals and advertising to utilities and other for the three months ended March 31, 2015 related to the maintenance and monitoring of projection and sound equipment, which results in a more clear presentation of film rental and advertising costs. Such expenses, which totaled $5.9 million and $2.1 million for the U.S. operating segment and the International operating segment, respectively, are now presented as utilities and other for all periods presented.
(2)	Constant currency expense amounts were calculated using the average exchange rate for the corresponding month for 2015. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance without the impact of foreign currency fluctuations.

•	U.S. Film rentals and advertising costs were $187.6 million, or 55.6% of admissions revenues, for the first quarter of 2016 compared to $160.0 million, or 54.1% of admissions revenues, for the first quarter of 2015. The increase in film rentals and advertising costs as a percentage of admissions revenue was due to the higher box office concentration of top grossing films during the first quarter of 2016, including the carryover of Star Wars: The Force Awakens, compared to the first quarter of 2015. Concession supplies expense was $24.9 million, or 13.5% of concession revenues, for the first quarter of 2016 compared to $21.0 million, or 13.2% of concession revenues, for the first quarter of 2015. The increase in the concession supplies rate was primarily due to the mix of concession products sold and the impact of our expanded menu offerings at certain theatres.

Salaries and wages increased to $58.7 million for the first quarter of 2016 from $51.5 million for the first quarter of 2015 primarily due to increased minimum wages and benefits, incremental staffing for the 7.2% increased attendance and new theatres. Facility lease expense increased to $59.9 million for the first quarter of 2016 from $59.7 million for the first quarter of 2015 primarily due to increased percentage rent. Utilities and other costs decreased to $58.8 million for the first quarter of 2016 from $59.3 million for the first quarter of 2015 primarily due to decreases in utilities and maintenance costs for digital and sound equipment.

•	International. Film rentals and advertising costs were $45.3 million ($60.8 million in constant currency), or 46.1% of admissions revenues, for the first quarter of 2016 compared to $47.7 million, or 45.5% of admissions revenues, for the first quarter of 2015. Concession supplies expense was $11.0 million ($14.6 million in constant currency), or 20.4% of concession revenues, for the first quarter of 2016 compared to $11.5 million, or 21.0% of concession revenues, for the first quarter of 2015.

Salaries and wages were $16.4 million as reported, or $22.4 million in constant currency, for the first quarter of 2016 compared to $17.7 million for the first quarter of 2015. The constant currency increase was due to incremental staffing for the 16.7% increased attendance, increased wage rates and new theatres. Facility lease expense was $18.9 million as reported, or $24.6 million in constant currency, for the first quarter of 2016 compared to $19.9 million for the first quarter of 2015. The constant currency increase was due to increased percentage rent as a result of increased revenues and new theatres. Utilities and other costs were $22.6 million as reported, or $30.4 million in constant currency, for the first quarter of 2016 compared to $24.1 million for the first quarter of 2015. The constant currency increase was primarily due to increased utilities costs.

General and Administrative Expenses. General and administrative expenses were $37.1 million for the first quarter of 2016 compared to $37.3 million for the first quarter of 2015. During the first quarter of 2016, increases in salaries and wages and share based award compensation expense were offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.

Depreciation and Amortization. Depreciation and amortization expense was $49.3 million during the first quarter of 2016 compared to $45.3 million during the first quarter of 2015. The increase was primarily due to new and remodeled theatres.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $0.5 million during the first quarter of 2016 compared to $0.8 million during the first quarter of 2015. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the first quarter of 2016 impacted theatre properties in three of our twenty-six reporting units. See Note 10 to our condensed consolidated financial statements.

Gain on Sale of Assets and Other. We recorded a gain on sale of assets and other of $1.8 million during the first quarter of 2016 compared to a gain of $1.4 million during the first quarter of 2015. The gain recorded during the first quarter of 2016 included a gain on the sale of our investment in RealD stock, as we reclassified an accumulated unrealized holding gain from accumulated other comprehensive loss to the income statement upon RealD’s acquisition by a private equity firm. This gain was partially offset by the retirement of certain theatre equipment that was retired during the period related to theatre closures and remodels. The gain recorded during the first quarter of 2015 was primarily a result of lease amendments that resulted in the reduction of certain capital lease and deferred rent liabilities.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $28.1 million during the first quarter of 2016 compared to $28.2 million during the first quarter of 2015. The decrease was due to the redemption of our previously outstanding $200.0 million 7.375% senior subordinated notes (the “7.375% Senior Subordinated Notes”) funded by a $225.0 million add-on to our 4.875% senior notes (the “4.875% Senior Notes), which occurred on March 21, 2016. See Note 3 to our condensed consolidated financial statements.

Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of $13.2 million during the first quarter of 2016 due to the redemption of our previously outstanding $200.0 million 7.375% Senior Subordinated Notes. The redemption resulted in the payment of a make-whole premium at approximately 104% and accrued and unpaid interest and the write-off of debt issue costs related to the redeemed notes. See Note 3 to our condensed consolidated financial statements.

Foreign Currency Exchange Gain (Loss). We recorded a foreign currency exchange gain of approximately $1.9 million during the first quarter of 2016 compared to a foreign currency exchange loss of $8.2 million during the first quarter of 2015. These amounts primarily represent the impact of changes in foreign currency exchange rates on intercompany transactions between our domestic subsidiaries and our international subsidiaries.

Distributions from NCM. We recorded distributions from NCM of $8.5 million during the first quarter of 2016, consistent with the first quarter of 2015, both of which were in excess of the carrying value of our Tranche 1 investment. See Note 5 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $7.1 million during the first quarter of 2016 compared to $5.2 million during the first quarter of 2015. See Notes 5 and 6 to our condensed consolidated financial statements for information about our equity method investments.

Income Taxes. We recorded income tax expense of $33.7 million for the first quarter of 2016 compared to $26.6 million for the first quarter of 2015. The effective tax rate was approximately 36.2% for the first quarter of 2016 compared to 38.1% for the first quarter of 2015. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, nearly all of our theatres provide the patron a choice of using a credit card, debit card or advanced-sale type certificates such as a gift card, in place of cash. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $67.4 million for the three months ended March 31, 2016 compared to $24.9 million for the three months ended March 31, 2015. Cash provided by operating activities for the three months ended March 31, 2015 was lower primarily due to the timing of payments made to vendors for products received and services provided during the preceding quarter.

Investing Activities

Our investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $49.3 million for the three months ended March 31, 2016 compared to $86.7 million for the three months ended March 31, 2015.

Capital expenditures for the three months ended March 31, 2016 and 2015 were as follows (in millions):

Period	New Properties	Existing Properties(a)	Total
Three Months Ended March 31, 2016	$13.5	$34.2	$47.7
Three Months Ended March 31, 2015	$28.2	$57.5	$85.7

(a)	Amount for the three months ended March 31, 2015 includes approximately $26.3 million for the purchase of our corporate headquarters building in Plano, TX.

Capital expenditures for existing properties in the table above includes the costs of remodeling certain of our existing theatres to include Luxury Loungers and expanded concession offerings. During the three months ended March 31, 2016 and 2015, we had an average of 37 and 27 of our domestic screens, respectively, temporarily closed for such remodels.

Our U.S. theatre circuit consisted of 338 theatres with 4,551 screens at March 31, 2016. During the three months ended March 31, 2016, we built one new theatre with 12 screens, acquired three theatres with 42 screens and closed three theatres with 21 screens. At March 31, 2016, we had signed commitments to open four new theatres with 45 screens in domestic markets during the remainder of 2016 and open seven new theatres with 72 screens subsequent to 2016. We estimate the remaining capital expenditures for the development of these 117 domestic screens will be approximately $68 million.

Our international theatre circuit consisted of 178 theatres with 1,289 screens at March 31, 2016. During the three months ended March 31, 2016, we built three new theatres with 20 screens and closed one theatre with 9 screens. At March 31, 2016, we had signed commitments to open seven new theatres and 51 screens in international markets during the remainder of 2016 and open two new screens subsequent to 2016. We estimate the remaining capital expenditures for the development of these 53 international screens will be approximately $33 million.

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

Financing Activities

Cash used for financing activities was $22.5 million for the three months ended March 31, 2016 compared to $36.9 million for the three months ended March 31, 2015. Financing activities for the three months ended March 31, 2016 included the redemption of Cinemark USA, Inc.’s $200.0 million 7.375% Senior Subordinated Notes with proceeds from the issuance of a $225.0 million add-on to Cinemark USA, Inc.’s existing 4.875% Senior Notes. See Note 3 to our condensed consolidated financial statements.

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

Long-term debt consisted of the following as of March 31, 2016 (in millions):

Cinemark USA, Inc. term loan	$677.3
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0
Cinemark USA, Inc. 4.875% senior notes due 2023	755.0
Other	5.6

Total long-term debt	$1,837.9
Less current portion	8.4

Subtotal long-term debt, less current portion	$1,829.5
Less: Debt discounts and debt issuance costs	35.6

Long-term debt, less current portion, net of debt issuance costs	$1,793.9

As of March 31, 2016, Cinemark USA, Inc. had $100.0 million in available borrowing capacity on our revolving credit line.

Contractual Obligations

Due to the redemption of the 7.375% Senior Subordinated Notes due 2021 and issuance of the additional $225.0 million 4.875% Senior Notes (see Note 3 to the condensed consolidated financial statements), which impacted the maturity of and the amount of outstanding long-term debt and related interest rates, we have included below our long-term debt and estimated scheduled interest payments as of March 31, 2016.

	Payments Due by Period
	(in millions)
		Less Than			After
	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt (1)	$1,837.9	$8.4	$16.8	$15.4	$1,797.3
Scheduled interest payments on long-term debt (2)	546.2	81.8	162.6	161.3	140.5

(1)	Amounts are presented before adjusting for debt issuance costs.
(2)	Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates currently in effect. The average interest rates currently in effect on our fixed rate and variable rate debt are 5.0% and 3.8%, respectively.

Off-Balance Sheet Arrangements

Other than the operating leases and purchase commitments disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed March 4, 2016, we do not have any off-balance sheet arrangements.

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

Interest on the term loan accrues at Cinemark USA, Inc.’s option at: (A) the base rate equal to the greatest of (1) the US “Prime Rate” as quoted in The Wall Street Journal or if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin of 2.0% per annum, or (B) a Eurodollar-based for a period of 1, 2, 3, 6, 9 or 12 months plus a margin of 3.0% per annum. Interest on the revolving credit line accrues, at our option, at: (A) a base rate equal to the greatest of (1) the US “Prime Rate” as quoted in The Wall Street Journal or if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin that ranges from 1.00% to 1.75% per annum, or (B) a Eurodollar-based for a period of 1, 2, 3, 6, 9 or 12 months plus a margin that ranges from 2.00% to 2.75% per annum. The margin of the revolving credit line is determined by the consolidated net senior secured leverage ratio as defined in the credit agreement.

The Senior Secured Credit Facility contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on Cinemark USA, Inc.’s ability, and in certain instances, its subsidiaries’ and our ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends or repurchase stock; and make capital expenditures and investments. If Cinemark USA, Inc. has borrowings outstanding on the revolving credit line, it is required to satisfy a consolidated net senior secured leverage ratio covenant as determined in accordance with the Senior Secured Credit Facility.

The dividend restriction contained in the Senior Secured Credit Facility prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Senior Secured Credit Facility; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Senior Secured Credit Facility, and (c) certain other defined amounts. As of March 31, 2016, Cinemark USA, Inc. could have distributed up to approximately $1,970.0 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the Senior Secured Credit Facility, subject to its available cash and other borrowing restrictions outlined in the agreement.

At March 31, 2016, there was $677.3 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $100.0 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the Senior Secured Credit Facility at March 31, 2016 was approximately 3.8% per annum.

Cinemark USA, Inc. 5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400.0 million aggregate principal amount of 5.125% senior notes due 2022, at par value (the “5.125% Senior Notes”). Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year, beginning June 15, 2013. The 5.125% Senior Notes mature on December 15, 2022.

The indenture to the 5.125% Senior Notes contains covenants including limitations on the amount of dividends that could be paid by Cinemark USA, Inc. As of March 31, 2016, Cinemark USA, Inc. could have distributed up to approximately $1,979.7 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of March 31, 2016 was approximately 8.3 to 1.

Cinemark USA, Inc. 4.875% Senior Notes

On May 24, 2013, Cinemark USA, Inc. issued $530.0 million aggregate principal amount of the 4.875% Senior Notes due 2023, at par value. On March 21, 2016, Cinemark USA, Inc. issued an additional $225.0 million aggregate principal amount of the 4.875% Senior Notes at 99.0% of the principal amount plus accrued and unpaid interest from December 1, 2015. Proceeds, after payment of fees, were used to finance the redemption of Cinemark, USA, Inc.’s $200.0 million 7.375% Senior Subordinated Notes, as discussed below. These additional notes have identical terms, other than the issue date, the issue price and the first interest payment date, and constitute part of the same series as the Company’s existing 4.875% Senior Notes. Interest on the 4.875% Senior Notes is payable on June 1 and December 1 of each year. The 4.875% Senior Notes mature on June 1, 2023.

The indenture to the 4.875% Senior Notes contains covenants that include limitations on the amount of dividends that Cinemark USA, Inc. can pay. As of March 31, 2016, Cinemark USA, Inc. could have distributed up to approximately $1,975.5 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of March 31, 2016 was approximately 8.4 to 1.

On April 5, 2016, Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Securities and Exchange Commission (the “Commission”), pursuant to which Cinemark USA, Inc. offered to exchange the additional 4.875% Senior Notes for substantially identical notes registered under the Securities Act of 1933, as amended, that do not contain terms restricting the transfer thereof or providing for registration rights. The registration statement was declared effective April 18, 2016, and the notes are expected to be exchanged by May 16, 2016.

Cinemark USA, Inc. 7.375% Senior Subordinated Notes

On June 3, 2011, Cinemark USA, Inc. issued $200.0 million aggregate principal amount of 7.375% Senior Subordinated Notes due 2021, at par value. Interest on the 7.375% Senior Subordinated Notes is payable on June 15 and December 15 of each year. The 7.375% Senior Subordinated Notes mature on June 15, 2021.

On March 21, 2016, Cinemark USA, Inc. redeemed the 7.375% Senior Subordinated Notes at a make-whole premium of approximately 104% plus accrued and unpaid interest, utilizing the proceeds from the issuance of the additional $225.0 million 4.875% Senior Notes discussed above. As a result of the redemption, the Company wrote-off approximately $2.4 million in unamortized debt issue costs, paid the make-whole premium of approximately $9.7 million and paid other fees of $1.1 million, all of which are reflected in loss on early retirement of debt during the three months ended March 31, 2016.

Covenant Compliance

As of March 31, 2016, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

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

Interest Rate Risk

We are currently party to a variable rate debt facility. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt. At March 31, 2016, we had an aggregate of approximately $677.3 million of variable rate debt outstanding. Based on the interest rates in effect on the variable rate debt outstanding at March 31, 2016, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $6.8 million.

The table below provides information about our fixed rate and variable rate long-term debt agreements as of March 31, 2016:

	Expected Maturity for the Twelve-Month Periods Ending March 31,								Average
	(in millions)								Interest
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value	Rate
Fixed rate	$1.4	$1.4	$1.4	$1.4	$—	$1,155.0	$1,160.6	$1,276.5	5.0%
Variable rate(1)	7.0	7.0	7.0	7.0	7.0	642.3	677.3	578.0	3.8%

Total debt	$8.4	$8.4	$8.4	$8.4	$7.0	$1,797.3	$1,837.9	$1,854.5

(1)	Our one interest rate swap agreement expired in April 2016, therefore all term loan debt is presented as variable for purposes of this table.

Foreign Currency Exchange Rate Risk

There have been no material changes in foreign currency exchange rate risk previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed March  4, 2016.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2016, we carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes from legal proceedings previously reported under “Business – Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed March 4, 2016.

Item 1A. Risk Factors

There have been no material changes from risk factors previously disclosed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed March 4, 2016.

Item 5. Other Information

As required by the indentures governing the Company’s 5.125% Senior Notes and 4.875% Senior Notes, the Company has included in this filing, interim financial information for its subsidiaries that have been designated as unrestricted subsidiaries, as defined by the indentures. As required by these indentures, the Company has included an unaudited condensed consolidating balance sheet and unaudited condensed consolidating statements of income, comprehensive income and cash flows for the Company and its subsidiaries. These supplementary schedules separately identify the Company’s restricted subsidiaries and unrestricted subsidiaries as required by the indentures.

Supplemental Schedules Specified by the Senior Notes Indentures:

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

MARCH 31, 2016

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$378,861	$204,948	$—	$583,809
Other current assets	197,403	(87,746)	—	109,657

Total current assets	576,264	117,202	—	693,466
Theatre properties and equipment, net	1,525,859	—	—	1,525,859
Other assets	1,782,166	241,802	(107,019)	1,916,949

Total assets	$3,884,289	$359,004	$(107,019)	$4,136,274

Liabilities and equity
Current liabilities
Current portion of long-term debt	$7,008	$1,389	$—	$8,397
Current portion of capital lease obligations	18,841	—	—	18,841
Accounts payable and accrued expenses	361,936	132	—	362,068

Total current liabilities	387,785	1,521	—	389,306
Long-term liabilities
Long-term debt, less current portion	1,789,740	4,167	—	1,793,907
Capital lease obligations, less current portion	206,368	—	—	206,368
Other long-term liabilities and deferrals	486,245	100,810	—	587,055

Total long-term liabilities	2,482,353	104,977	—	2,587,330
Commitments and contingencies
Equity	1,014,151	252,506	(107,019)	1,159,638

Total liabilities and equity	$3,884,289	$359,004	$(107,019)	$4,136,274

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED MARCH 31, 2016

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenues	$704,869	$—	$—	$704,869
Cost of operations
Theatre operating costs	504,134	—	—	504,134
General and administrative expenses	37,110	2	—	37,112
Depreciation and amortization	49,329	—	—	49,329
Impairment of long-lived assets	492	—	—	492
Gain on sale of assets and other	(1,779)	—	—	(1,779)

Total cost of operations	589,286	2	—	589,288

Operating income (loss)	115,583	(2)	—	115,581
Other income (expense)	(36,383)	14,061	—	(22,322)

Income before income taxes	79,200	14,059	—	93,259
Income taxes	28,346	5,398	—	33,744

Net income	50,854	8,661	—	59,515
Less: Net income attributable to noncontrolling interests	521	—	—	521

Net income attributable to Cinemark USA, Inc.	$50,333	$8,661	$—	$58,994

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

THREE MONTHS ENDED MARCH 31, 2016

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Net income	$50,854	$8,661	$—	$59,515
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $118	201	—	—	201
Other comprehensive loss in equity method investments	—	(322)	—	(322)
Foreign currency translation adjustments, net of taxes of $979	13,780	—	—	13,780

Total other comprehensive income (loss), net of tax	13,981	(322)	—	13,659

Total comprehensive income, net of tax	64,835	8,339	—	73,174
Comprehensive income attributable to noncontrolling interests	(530)	—	—	(530)

Comprehensive income attributable to Cinemark USA, Inc.	$64,305	$8,339	$—	$72,644

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2016

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net income	$50,854	$8,661	$—	$59,515
Adjustments to reconcile net income to cash provided by operating activities	48,178	1,188	—	49,366
Changes in assets and liabilities	(42,892)	1,460	—	(41,432)

Net cash provided by operating activities	56,140	11,309	—	67,449
Investing activities
Additions to theatre properties and equipment and other	(47,745)	—	—	(47,745)
Acquisition of theatres in U.S.	(15,300)	—	—	(15,300)
Proceeds from sale of theatre properties and equipment and other	13,798	—	—	13,798
Investment in joint ventures and other	—	(12)	—	(12)

Net cash used for investing activities	(49,247)	(12)	—	(49,259)
Financing activities
Dividends paid to parent	(31,150)	—	—	(31,150)
Proceeds from issuance of Senior Notes, net of discount	222,750	—	—	222,750
Retirement of Senior Subordinated Notes	(200,000)	—	—	(200,000)
Repayments of long-term debt	(1,758)	—	—	(1,758)
Payment of debt issue costs	(3,675)	—	—	(3,675)
Payments on capital leases	(4,572)	—	—	(4,572)
Other	(4,107)	—	—	(4,107)

Net cash used for financing activities	(22,512)	—	—	(22,512)
Effect of exchange rate changes on cash and cash equivalents	(372)	—	—	(372)

Increase (decrease) in cash and cash equivalents	(15,991)	11,297	—	(4,694)
Cash and cash equivalents:
Beginning of year	394,852	193,651	—	588,503

End of year	$378,861	$204,948	$—	$583,809

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

Item 6. Exhibits

4.1	First Supplemental Indenture, dated as of March 21, 2016, among Cinemark USA, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed March 21, 2016).

4.2	Exchange and Registration Rights Agreement, dated as of March 21, 2016, among Cinemark USA, Inc., the Guarantors named therein and Barclays Capital Inc., as representative of the several initial purchasers (incorporated by reference to Exhibit 4.4 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed March 21, 2016).

*31.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark USA, Inc. for the quarter ended March 31, 2016, filed May 11, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK USA, INC.
Registrant

DATE: May 11, 2016

/s/ Mark Zoradi
Mark Zoradi
Chief Executive Officer

/s/ Sean Gamble
Sean Gamble
Chief Financial Officer

EXHIBIT INDEX

4.1	First Supplemental Indenture, dated as of March 21, 2016, among Cinemark USA, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed March 21, 2016).

4.2	Exchange and Registration Rights Agreement, dated as of March 21, 2016, among Cinemark USA, Inc., the Guarantors named therein and Barclays Capital Inc., as representative of the several initial purchasers (incorporated by reference to Exhibit 4.4 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed March 21, 2016).

*31.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark USA, Inc. for the quarter ended March 31, 2016, filed May 11, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.