Form 10-Q
period 2016-09-30
CINEMARK USA INC /TX
filed 2016-11-09
CIK 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, 1,500 shares of Class A and 182,648 shares of Class B common stock were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data, unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$527,012	$588,503
Inventories	15,482	15,954
Accounts receivable	62,480	74,287
Current income tax receivable	3,800	22,877
Prepaid expenses and other	18,040	13,494
Accounts receivable from parent	9,831	1,171

Total current assets	636,645	716,286
Theatre properties and equipment	2,935,199	2,687,391
Less accumulated depreciation and amortization	1,322,090	1,182,322

Theatre properties and equipment, net	1,613,109	1,505,069
Other assets
Goodwill	1,262,445	1,247,548
Intangible assets—net	336,207	339,644
Investment in NCM	192,866	183,755
Investments in and advances to affiliates	100,621	94,973
Long-term deferred tax asset	2,127	2,114
Deferred charges and other assets—net	42,324	38,243

Total other assets	1,936,590	1,906,277

Total assets	$4,186,344	$4,127,632

Liabilities and equity
Current liabilities
Current portion of long-term debt	$4,244	$8,405
Current portion of capital lease obligations	19,562	18,780
Current income tax payable	9,244	7,332
Current liability for uncertain tax positions	10,064	9,155
Accounts payable and accrued expenses	303,725	395,497

Total current liabilities	346,839	439,169
Long-term liabilities
Long-term debt, less current portion	1,786,549	1,772,930
Capital lease obligations, less current portion	209,020	208,952
Long-term deferred tax liability	156,941	139,905
Long-term liability for uncertain tax positions	7,825	7,853
Deferred lease expenses	42,579	43,333
Deferred revenue—NCM	346,292	342,134
Other long-term liabilities	46,042	60,105

Total long-term liabilities	2,595,248	2,575,212
Commitments and contingencies (see Note 15)
Equity
Cinemark USA, Inc.’s stockholder’s equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49,543	49,543
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Additional paid-in-capital	1,249,728	1,238,473
Retained Earnings	195,823	110,049
Accumulated other comprehensive loss	(238,672)	(271,686)

Total Cinemark USA, Inc.’s stockholder’s equity	1,232,189	1,102,146
Noncontrolling interests	12,068	11,105

Total equity	1,244,257	1,113,251

Total liabilities and equity	$4,186,344	$4,127,632

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues
Admissions	$472,842	$432,136	$1,364,737	$1,335,761
Concession	261,391	230,233	752,798	704,190
Other	34,341	37,687	100,312	105,435

Total revenues	768,574	700,056	2,217,847	2,145,386
Cost of operations
Film rentals and advertising	249,766	227,571	733,101	713,306
Concession supplies	41,888	36,039	116,999	109,445
Salaries and wages	84,460	76,510	243,833	222,261
Facility lease expense	82,848	80,604	241,904	242,612
Utilities and other	94,999	93,430	265,506	269,152
General and administrative expenses	34,660	38,491	106,986	114,254
Depreciation and amortization	54,187	47,543	155,874	139,444
Impairment of long-lived assets	406	633	2,323	4,955
(Gain) loss on sale of assets and other	6,940	(500)	10,985	3,852

Total cost of operations	650,154	600,321	1,877,511	1,819,281

Operating income	118,420	99,735	340,336	326,105
Other income (expense)
Interest expense	(26,659)	(28,419)	(81,980)	(84,930)
Loss on debt amendments and refinancing	—	—	(13,284)	(925)
Interest income	1,665	2,389	5,030	6,783
Foreign currency exchange gain (loss)	485	(11,935)	2,883	(18,702)
Distributions from NCM	1,381	4,601	10,117	13,100
Equity in income of affiliates	12,390	11,047	24,597	20,372

Total other expense	(10,738)	(22,317)	(52,637)	(64,302)

Income before income taxes	107,682	77,418	287,699	261,803
Income taxes	41,165	30,341	106,821	100,041

Net income	$66,517	$47,077	$180,878	$161,762
Less: Net income attributable to noncontrolling interests	471	362	1,454	1,375

Net income attributable to Cinemark USA, Inc.	$66,046	$46,715	$179,424	$160,387

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$66,517	$47,077	$180,878	$161,762
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $0, $454, $138 and $1,412	—	767	234	2,379
Unrealized loss due to fair value adjustments on available-for-sale securities, net of taxes of $0, $1,234, $0 and $998	—	(2,092)	—	(1,680)
Other comprehensive loss in equity method investments	(7)	(72)	(183)	(3,010)
Foreign currency translation adjustments	(3,669)	(59,181)	34,998	(105,228)

Total other comprehensive income (loss), net of tax	(3,676)	(60,578)	35,049	(107,539)

Total comprehensive income (loss), net of tax	62,841	(13,501)	215,927	54,223
Comprehensive income attributable to noncontrolling interests	(475)	(327)	(1,478)	(1,340)

Comprehensive income (loss) attributable to Cinemark USA, Inc.	$62,366	$(13,828)	$214,449	$52,883

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine months ended September 30,
	2016	2015
Operating activities
Net income	$180,878	$161,762
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	154,308	137,683
Amortization of intangible and other assets and favorable/unfavorable leases	1,566	1,761
Amortization of long-term prepaid rents	1,357	1,901
Amortization of debt issue costs	4,068	3,876
Amortization of deferred revenues, deferred lease incentives and other	(13,017)	(11,959)
Impairment of long-lived assets	2,323	4,955
Share based awards compensation expense	9,458	9,213
Loss on sale of assets and other	10,985	3,852
Write-off of unamortized debt issue costs associated with early retirement of debt	2,369	—
Deferred lease expenses	(809)	(1,809)
Equity in income of affiliates	(24,597)	(20,372)
Deferred income tax expense	16,382	(9,570)
Distributions from equity investees	9,660	12,679
Changes in assets and liabilities and other	(77,181)	(68,256)

Net cash provided by operating activities	277,750	225,716
Investing activities
Additions to theatre properties and equipment and other	(230,346)	(232,351)
Acquisition of theatre in Brazil	—	(2,651)
Acquisition of theatres in the U.S.	(15,300)	—
Proceeds from sale of theatre properties and equipment and other	3,398	6,283
Proceeds from sale of marketable securities	13,451	—
Investment in joint ventures and other	(1,703)	(3,180)

Net cash used for investing activities	(230,500)	(231,899)
Financing activities
Dividends paid to parent	(93,650)	(86,400)
Payroll taxes paid as a result of restricted stock withholdings	(6,828)	(4,770)
Proceeds from issuance of Senior Notes, net of discount	222,750	—
Retirement of Senior Subordinated Notes	(200,000)	—
Repayments of long-term debt	(15,217)	(5,274)
Payment of debt issue costs	(4,504)	(6,957)
Payments on capital leases	(14,655)	(12,201)
Other	1,282	2,123

Net cash used for financing activities	(110,822)	(113,479)
Effect of exchange rate changes on cash and cash equivalents	2,081	(16,432)

Decrease in cash and cash equivalents	(61,491)	(136,094)
Cash and cash equivalents:
Beginning of period	588,503	638,841

End of period	$527,012	$502,747

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

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2015, included in the Annual Report on Form 10-K filed March 4, 2016 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be achieved for the full year.

Accounting Reclassifications

The Company has reclassified $8,844 and $24,071 in expenses from film rentals and advertising costs to utilities and other costs on the condensed consolidated statement of income for the three and nine months ended September 30, 2015, respectively, to be consistent with the presentation for the three and nine months ended September 30, 2016. During the nine months ended September 30, 2016, the Company determined that reclassifying the expenses, which are related to the maintenance and monitoring of projection and sound equipment, results in a more clear presentation of film rentals and advertising costs.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments – a consensus of the FASB Emerging Issues Task Force, (“ASU 2016-15”). The purpose of ASU 2016-15 is to reduce the diversity in practice regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. A retrospective transition method should be used in the application of the amendments within ASU 2016-15. If retrospective application is considered impracticable, retrospective application may be used as of the earliest date practicable. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-15 on its condensed consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, (“ASU 2016-16”). The purpose of ASU 2016-16 is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. A modified retrospective transition method should be used in the application of the amendments within ASU 2016-16 with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-16 on its condensed consolidated financial statements.

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

On June 13, 2016, the Company amended its senior secured credit facility to reduce the rate at which the term loan bears interest by 0.25%. The Company incurred debt issue costs of approximately $802 in connection with the amendment, which are reflected as a reduction of long term debt on the condensed consolidated balance sheet as of September 30, 2016. In addition, the Company incurred approximately $249 in legal and other fees that are reflected as loss on debt amendments and refinancing on the condensed consolidated statements of income for the nine months ended September 30, 2016.

Issuance of Additional 4.875% Senior Notes

On March 21, 2016, Cinemark USA, Inc. issued an additional $225,000 aggregate principal amount of 4.875% senior notes due 2023 (the “4.875% Senior Notes”), at 99.0% of the principal amount plus accrued and unpaid interest from December 1, 2015. Proceeds, after payment of fees, were used to finance the redemption of Cinemark, USA, Inc.’s $200,000 7.375% senior subordinated notes due 2021 (the “7.375% Senior Subordinated Notes”), as discussed below. These additional notes have identical terms, other than the issue date, the issue price and the first interest payment date, and constitute part of the same series as Cinemark USA, Inc.’s existing 4.875% Senior Notes. The aggregate principal amount of $755,000 of 4.875% Senior Notes mature on June 1, 2023. The Company incurred debt issue costs of approximately $3,702 in connection with the issuance of the additional notes, which, along with the discount of $2,250, are reflected as a reduction of long term debt, net of accumulated amortization, as of September 30, 2016.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Redemption of 7.375% Senior Subordinated Notes

On March 21, 2016, Cinemark USA, Inc. redeemed its $200,000 7.375% Senior Subordinated Notes at a make-whole premium of approximately 104% plus accrued and unpaid interest, utilizing the proceeds from the issuance of the additional $225,000 Cinemark USA, Inc. 4.875% Senior Notes discussed above. As a result of the redemption, the Company wrote-off approximately $2,369 in unamortized debt issue costs, paid the make-whole premium of $9,444 and paid other fees of $1,222, all of which are reflected in loss on debt amendments and refinancing during the nine months ended September 30, 2016.

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt using the market approach, which utilizes quoted market prices that fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, Fair Value Measurement. The carrying value of the Company’s long-term debt was $1,824,355 and $1,814,572 as of September 30, 2016 and December 31, 2015, respectively, excluding unamortized debt discounts and debt issue costs. The fair value of the Company’s long-term debt was $1,839,380 and $1,806,276 as of September 30, 2016 and December 31, 2015, respectively.

4. Equity

Below is a summary of changes in stockholder’s equity attributable to Cinemark USA, Inc., noncontrolling interests and total equity for the nine months ended September 30, 2016 and 2015:

	Cinemark
	USA, Inc.
	Stockholder’s	Noncontrolling	Total
	Equity	Interests	Equity
Balance at January 1, 2016	$1,102,146	$11,105	$1,113,251
Share based awards compensation expense	9,458	—	9,458
Tax benefit related to share based awards vesting	1,797	—	1,797
Cash dividends paid to parent	(93,650)	—	(93,650)
Dividends paid to noncontrolling interests	—	(515)	(515)
Net income	179,424	1,454	180,878
Fair value adjustments on interest rate swap agreements designated as hedges, net of settlements, net of taxes of $138	234	—	234
Gain realized on available-for-sale securities, net of taxes of $1,180	(2,011)	—	(2,011)
Other comprehensive loss in equity method investees	(183)	—	(183)
Foreign currency translation adjustments	34,974	24	34,998

Balance at September 30, 2016	$1,232,189	$12,068	$1,244,257

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

			Distributions
	Investment	Deferred	from	Equity in	Other	Cash
	in NCM	Revenue	NCM	Income	Revenue	Received
Balance as of January 1, 2016	$183,755	$(342,134)
Receipt of common units due to annual common unit adjustment	11,111	(11,111)	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(8,345)	8,345
Receipt of excess cash distributions	(6,895)	—	(7,176)	—	—	14,071
Receipt under tax receivable agreement	(2,765)	—	(2,941)	—	—	5,706
Equity in earnings	7,660	—	—	(7,660)	—	—
Amortization of deferred revenue	—	6,953	—	—	(6,953)	—

Balance as of and for the nine month period ended September 30, 2016	$192,866	$(346,292)	$(10,117)	$(7,660)	$(15,298)	$28,122

(1)	Amount includes the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $8,002.

During the three months ended September 30, 2016 and 2015, the Company recorded equity in earnings of approximately $5,815 and $6,263, respectively. During the nine months ended September 30, 2016 and 2015, the Company recorded equity in earnings of approximately $7,660 and $6,672, respectively.

The Company made payments to NCM of approximately $41 and $39 during the nine months ended September 30, 2016 and 2015, respectively, related to installation of certain equipment used for digital advertising, which is included in theatre properties and equipment on the condensed consolidated balance sheets.

On March 16, 2015, NCM, Inc. announced that it had agreed with Screenvision, LLC (“Screenvision”) to terminate a merger agreement under which it would have acquired Screenvision. The termination of the merger agreement resulted in a $26.8 million termination payment to Screenvision by NCM, Inc. NCM indemnified NCM, Inc. for the termination fee. The impact of the termination payment and related merger costs resulted in NCM paying reduced excess cash distributions to its shareholders for the first quarter of 2015 and the second quarter of 2016, as required by NCM’s Amended and Restated Operating Agreement.

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

As of September 30, 2016, the Company owned a total of 26,384,644 common units of NCM, representing an ownership interest of approximately 19%. The estimated fair value of the Company’s investment in NCM was approximately $388,382 as of September 30, 2016, using NCMI’s stock price as of September 30, 2016 of $14.72 per share.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is summary financial information for NCM for the three and six months ended June 30, 2016 (the financial information for the three and nine months ended September 29, 2016 is not yet available) and the three and nine months ended October 1, 2015:

	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	June 30, 2016	June 30, 2016	October 1, 2015	October 1, 2015
Gross revenues	$115,383	$191,625	$111,662	$310,061
Operating income	$46,679	$52,430	$47,685	$78,961
Net earnings (loss)	$33,220	$25,710	$34,844	$38,519

6. Other Investments

The Company had the following other investments at September 30, 2016:

Digital Cinema Implementation Partners (“DCIP”), equity method investment	$88,108
AC JV, LLC, equity method investment	7,389
Digital Cinema Distribution Coalition (“DCDC”), equity method investment	3,373
Other	1,751

Total	$100,621

Below is a summary of activity for each of the investments for the nine months ended September 30, 2016:

	DCIP	RealD	AC JV, LLC	DCDC	Other	Total
Balance at January 1, 2016	$71,579	$12,900	$7,269	$2,562	$663	$94,973
Cash contributions	706	—	—	—	1,000	1,706
Equity in income	16,006	—	120	811	—	16,937
Equity in comprehensive loss	(183)	—	—	—	—	(183)
Sale of investment (1)	—	(12,900)	—	—	—	(12,900)
Other	—	—	—	—	88	88

Balance at September 30, 2016	$88,108	$—	$7,389	$3,373	$1,751	$100,621

(1)	See further discussion of the sale of the investment held by the Company under RealD, Inc. below.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Digital Cinema Implementation Partners LLC

On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as DCIP to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “Agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. Upon signing the Agreements, the Company contributed the majority of its U.S. digital projection systems to DCIP, which DCIP then contributed to Kasima. The Company has a variable interest in Kasima through the terms of its master equipment lease agreement; however, the Company has determined that it is not the primary beneficiary of Kasima, as the Company does not have the ability to direct the activities of Kasima that most significantly impact Kasima’s economic performance. As of September 30, 2016, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting.

Below is summary financial information for DCIP for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues	$48,274	$43,129	$133,675	$123,731
Operating income	$31,180	$26,178	$82,369	$72,945
Net income	$26,949	$20,189	$67,728	$54,153

As of September 30, 2016, the Company had 3,788 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company had the following transactions, recorded in utilities and other on the condensed consolidated statements of income, with DCIP during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Equipment lease payments	$1,333	$1,084	$3,864	$3,133
Warranty reimbursements from DCIP	$(1,608)	$(1,137)	$(4,367)	$(3,124)
Management services fees	$207	$205	$619	$619

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

On March 22, 2016, an affiliate of Rizvi Traverse Management, LLC acquired RealD for $11.00 per share. As a result of the transaction, the Company sold its shares for approximately $13,451 and recognized a gain of $3,742, which included the recognition of a cumulative unrealized holding gain of $3,191 previously recorded in accumulated other comprehensive loss. The gain is reflected as gain on sale of assets and other on the condensed consolidated statement of income for the nine months ended September 30, 2016. The Company used the proceeds to make a pre-payment on its term loan in accordance with the terms of its senior secured credit facility (see Note 3).

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

AC JV, LLC

During December 2013, the Company, Regal, AMC (the “AC Founding Members”) and NCM entered into a series of agreements that resulted in the formation of AC JV, LLC (“AC”), a new joint venture that now owns “Fathom Events” (consisting of Fathom Events and Fathom Consumer Events) formerly operated by NCM. The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators to provide additional programs to augment their feature film schedule. The Fathom Consumer Events business includes live and pre-recorded concerts featuring contemporary music, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. The Company paid event fees of $7,808 and $9,031 for the nine months ended September 30, 2016 and 2015, respectively, which are included in film rentals and advertising costs on the condensed consolidated statements of income.

AC was formed by the AC Founding Members and NCM. NCM, under a contribution agreement, contributed the assets associated with its Fathom Events division to AC in exchange for 97% ownership of the Class A Units of AC. Under a separate contribution agreement, the Founding Members each contributed cash of approximately $268 to AC in exchange for 1% of the Class A Units of AC. Subsequently, NCM and the Founding Members entered into a Membership Interest Purchase Agreement, under which NCM sold each of the Founding Members 31% of its Class A Units in AC, the aggregate value of which was determined to be $25,000, in exchange for a six-year Promissory Note. Each of the Founding Members’ Promissory Notes were originally for $8,333, bear interest at 5% per annum and require annual principal and interest payments, with the first of such payments made during December 2014. The remaining outstanding balance of the note payable from the Company to AC as of September 30, 2016 was $5,555.

Digital Cinema Distribution Coalition

Digital Cinema Distribution Coalition (“DCDC”) is a joint venture among the Company, Universal, Warner Bros., AMC and Regal. DCDC operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company paid approximately $707 and $542 during the nine months ended September 30, 2016 and 2015, respectively, related to content delivery services provided by DCDC. These fees are included in film rentals and advertising costs on the condensed consolidated statements of income.

7. Share Based Awards

Restricted Stock – During the nine months ended September 30, 2016, Cinemark Holdings, Inc. granted 322,700 shares of restricted stock to employees of the Company and to directors of Cinemark Holdings, Inc. The fair value of the restricted stock granted was determined based on the market value of Cinemark Holdings, Inc.’s common stock on the dates of grant, which ranged from $29.83 to $36.46 per share. The Company assumed forfeiture rates ranging from 0% to 10% for the restricted stock awards. Restricted stock granted to employees vests over service periods that range from approximately one month to four years. Restricted stock granted to Cinemark Holdings, Inc.’s directors vests over a one-year service period. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock activity for the nine months ended September 30, 2016:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2016	757,775	$30.73
Granted	322,700	$30.68
Vested	(430,056)	$26.60
Forfeited	(54,210)	$33.83

Outstanding at September 30, 2016	596,209	$33.41

Unvested restricted stock at September 30, 2016	596,209	$33.41

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Nine Months Ended September 30,
	2016	2015
Compensation expense recognized during the period (1)	$5,762	$6,505
Fair value of restricted shares held by Company employees that vested during the period	$13,739	$9,143
Fair value of restricted shares held by Cinemark Holdings, Inc.’s directors that vested during the period	$923	$1,148
Income tax deduction upon vesting of restricted stock awards (2)	$5,167	$3,341

(1)	Cinemark Holdings, Inc. recorded an additional $789 and $637 of compensation expense related to these restricted stock awards during the nine months ended September 30, 2016 and 2015, respectively.
(2)	Cinemark Holdings, Inc. recognized an additional $388 and $482 in income tax deductions during the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, the estimated remaining unrecognized compensation expense related to restricted stock awards was $13,648, of which $13,103 will be recognized by the Company and $545 will be recognized by Cinemark Holdings, Inc. The weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Restricted Stock Units – During the nine months ended September 30, 2016, Cinemark Holdings, Inc. granted restricted stock units representing 253,661 hypothetical shares of its common stock to employees of the Company. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the two fiscal year periods ending December 31, 2017 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments as specified by the Compensation Committee of Cinemark Holdings, Inc.’s board of directors (“Compensation Committee”) prior to the grant date. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a pro-rata basis according to the IRR achieved by the Company during the performance period. If the IRR for the two-year period is at least 6.0%, which is the threshold, one-third of the maximum restricted stock units vest. If the IRR for the two-year period is at least 8.0%, which is the target, two-thirds of the maximum restricted stock units vest. If the IRR for the two-year period is at least 10.0%, which is the maximum, 100% of the maximum restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. Further, as an example, if the Company achieves an IRR equal to 9.0%, the number of restricted stock units that shall vest will be greater than the target but less than the maximum number that would have vested had the Company achieved the highest IRR. In accordance with their respective employment agreements, the awards granted to the Company’s former Chief Executive Officer and former President and Chief Operating Officer will vest upon the certification of the IRR for the 2016 award by the Compensation Committee. All other restricted stock units granted during 2016 will vest subject to an additional two-year service requirement and will be paid in the form of Cinemark Holdings, Inc.’s common stock if the participant continues to provide services through February 2020, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments from the grant date if, and at the time that, the restricted stock unit awards vest.

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the nine months ended September 30, 2016 at each of the three target levels of financial performance (excluding forfeiture assumptions):

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

	Nine Months Ended September 30,
	2016	2015
Number of restricted stock unit awards that vested during the period	213,984	123,769
Fair value of restricted stock unit awards that vested during the period	$7,260	$5,483
Accumulated dividends paid upon vesting of restricted stock unit awards	$662	$442
Income tax benefit recognized upon vesting of restricted stock unit awards	$3,049	$2,303
Compensation expense recognized during the period	$3,696	$2,708

As of September 30, 2016, the estimated remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $7,354. The weighted average period over which this remaining compensation expense will be recognized is approximately two years. As of September 30, 2016, the Company had restricted stock units outstanding that represented a total of 557,077 hypothetical shares of Cinemark Holdings, Inc.’s common stock, net of actual cumulative forfeitures of 30,598 units, assuming the maximum IRR level is achieved for all grants outstanding.

Effective March 4, 2016, the Company’s former President and Chief Operating Officer resigned with good reason as defined within his employment agreement. As a result, certain of his restricted stock and restricted stock unit awards vested upon his resignation. The accelerated vesting of these awards were considered a modification of such awards, therefore the Company revalued the vested awards at their fair value upon modification. The revaluation of these awards resulted in incremental share based award compensation expense of approximately $994, which is included in general and administrative expenses for the nine months ended September 30, 2016.

8. Goodwill and Other Intangible Assets

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2016 (1)	$1,156,556	$90,992	$1,247,548
Acquisition of U.S. theatres	7,607	—	7,607
Foreign currency translation adjustments	—	7,290	7,290

Balance at September 30, 2016 (1)	$1,164,163	$98,282	$1,262,445

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.

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

No events or changes in circumstances occurred during the nine months ended September 30, 2016 that indicated the carrying value of goodwill might exceed its estimated fair value.

Intangible assets consisted of the following:

	Balance at January 1,				Balance at September 30,
	2016	Additions (1)	Amortization	Other (2)	2016
Intangible assets with finite lives:
Gross carrying amount	$99,968	$503	$—	$(739)	$99,732
Accumulated amortization	(59,706)	—	(4,086)	541	(63,251)

Total net intangible assets with finite lives	$40,262	503	(4,086)	(198)	$36,481
Intangible assets with indefinite lives:
Tradename	299,382	—	—	344	299,726

Total intangible assets — net	$339,644	$503	$(4,086)	$146	$336,207

(1)	Reflects addition of non-compete agreement and favorable lease associated with theatres acquired in the U.S. during the nine months ended September 30, 2016.
(2)	Includes write-off of intangible assets for closed theatres and foreign currency translation adjustments.

Estimated aggregate future amortization expense for intangible assets is as follows:

For the three months ended December 31, 2016	$1,220
For the twelve months ended December 31, 2017	4,987
For the twelve months ended December 31, 2018	4,912
For the twelve months ended December 31, 2019	4,007
For the twelve months ended December 31, 2020	4,282
Thereafter	17,073

Total	$36,481

9. Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

The Company considers actual theatre level cash flows, budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life correlates with the available remaining lease period, which includes the probability of renewal periods, for leased properties and the lesser of twenty years or the building’s remaining useful life for fee-owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the nine months ended September 30, 2016 and 2015. As of September 30, 2016, the estimated aggregate fair value of the long-lived assets impaired during the nine months ended September 30, 2016 was approximately $294.

The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
U.S. theatre properties	$406	$633	$1,500	$3,963
U.S. intangible assets	—	—	—	992
International theatre properties	—	—	823	—

Impairment of long-lived assets	$406	$633	$2,323	$4,955

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

There were no assets or liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of September 30, 2016.

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

Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Liabilities
	2016	2015
Beginning balances —January 1	$373	$4,572
Total loss included in accumulated other comprehensive loss	71	616
Settlements	(444)	(4,407)

Ending balances – September 30	$—	$781

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 8 and Note 9). Additionally, the Company uses the market approach to estimate the fair value of its long-term debt (see Note 3). There were no changes in valuation techniques and there were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2016.

11. Foreign Currency Translation

The accumulated other comprehensive loss account in stockholder’s equity of $238,672 and $271,686 at September 30, 2016 and December 31, 2015, respectively, includes cumulative foreign currency adjustments of $238,430 and $273,404, respectively, from translating the financial statements of the Company’s international subsidiaries, and also includes the change in fair values of the Company’s interest rate swap agreements that are designated as hedges and the change in fair value of the Company’s available-for-sale securities.

All foreign countries where the Company has operations are non-highly inflationary, and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.

Below is a summary of the impact of translating the September 30, 2016 financial statements of the Company’s international subsidiaries:

			Other
			Comprehensive
			Income (Loss) for The
	Exchange Rate as of		Nine Months Ended
Country	September 30, 2016	December 31, 2015	September 30, 2016
Brazil	3.26	3.96	$40,331
Argentina	15.33	12.95	(10,452)
Colombia	2,879.95	3,149.47	2,544
Chile	664.91	709.16	2,958
All other			(407)

			$34,974

12. Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Nine Months Ended
	September 30,
	2016	2015
Cash paid for interest	$68,552	$65,439
Cash paid for income taxes, net of refunds received	$66,757	$80,723
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$132	$(1,072)
Theatre properties acquired under capital lease	$11,292	$20,914
Investment in NCM – receipt of common units (see Note 5)	$11,111	$15,421
Noncash dividends to Cinemark Holdings, Inc.	$—	$17,935

(1)	Additions to theatre properties and equipment included in accounts payable as of September 30, 2016 and December 31, 2015 were $11,022 and $11,154, respectively.

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

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
U.S.	$572,916	$509,330	$1,677,365	$1,576,107
International	199,476	194,497	551,212	580,335
Eliminations	(3,818)	(3,771)	(10,730)	(11,056)

Total revenues	$768,574	$700,056	$2,217,847	$2,145,386

Adjusted EBITDA(1)
U.S.	$137,872	$113,426	$410,386	$373,489
International	47,351	46,088	128,915	135,951

Total Adjusted EBITDA	$185,223	$159,514	$539,301	$509,440

Capital expenditures
U.S.	$75,839	$48,868	$175,218	$167,082
International	22,984	27,771	55,128	65,269

Total capital expenditures	$98,823	$76,639	$230,346	$232,351

(1)	Distributions from NCM and other cash distributions from equity investees are reported entirely within the U.S. operating segment.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$66,517	$47,077	$180,878	$161,762
Add (deduct):
Income taxes	41,165	30,341	106,821	100,041
Interest expense (1)	26,659	28,419	81,980	84,930
Other income (2)	(14,540)	(1,501)	(32,510)	(8,453)
Loss on debt amendments and refinancing	—	—	13,284	925
Other cash distributions from equity investees (3)	1,391	4,370	9,660	12,679
Depreciation and amortization	54,187	47,543	155,874	139,444
Impairment of long-lived assets	406	633	2,323	4,955
(Gain) loss on sale of assets and other	6,940	(500)	10,985	3,852
Deferred lease expenses	(162)	(521)	(809)	(1,809)
Amortization of long-term prepaid rents	371	519	1,357	1,901
Share based awards compensation expense	2,289	3,134	9,458	9,213

Adjusted EBITDA	$185,223	$159,514	$539,301	$509,440

(1)	Includes amortization of debt issue costs.
(2)	Includes interest income, foreign currency exchange (gain) loss and equity in income of affiliates and excludes distributions from NCM.
(3)	Includes cash distributions received from equity investees that were recorded as a reduction of the respective investment balances. In an effort to more closely align our reported Adjusted EBITDA with our operating cash flow, which provides our chief operating decision maker with more comprehensive cash flow information, and for consistency with our peers, beginning with the three months ended March 31, 2016, Adjusted EBITDA now includes total cash distributions received from equity investees, including the cash distributions recorded as a reduction of the respective investment balance. Adjusted EBITDA for the three and nine months ended September 30, 2015 has been adjusted to reflect comparable presentations.

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2016	2015	2016	2015
U.S.	$572,916	$509,330	$1,677,365	$1,576,107
Brazil	85,051	68,340	231,556	230,953
Other international countries	114,425	126,157	319,656	349,382
Eliminations	(3,818)	(3,771)	(10,730)	(11,056)

Total	$768,574	$700,056	$2,217,847	$2,145,386

Theatre Properties and Equipment-net	September 30, 2016	December 31, 2015
U.S.	$1,235,180	$1,175,535
Brazil	195,447	163,505
Other international countries	182,482	166,029

Total	$1,613,109	$1,505,069

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

14. Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is Cinemark Holdings, Inc.’s Chairman of the Board of Directors and directly and indirectly owns approximately 9% of Cinemark Holdings, Inc.’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $410 and $448 of management fee revenues during the nine months ended September 30, 2016 and 2015, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC to use, on occasion, a private aircraft owned by Copper Beech Capital, LLC. Copper Beech Capital, LLC is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech Capital, LLC for the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip. For the nine months ended September 30, 2016 and 2015, the aggregate amounts paid to Copper Beech Capital, LLC for the use of the aircraft was $94 and $407, respectively.

The Company leases 15 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 16 leases, 15 have fixed minimum annual rent. The one lease without minimum annual rent has rent based upon a specified percentage of gross sales as defined in the lease. For the nine months ended September 30, 2016 and 2015, the Company paid total rent of approximately $17,806 and $16,708, respectively, to Syufy. Additionally, the Company had a receivable from Syufy of approximately $521 as of September 30, 2016, which was related to costs associated with the construction of a new theatre for which Syufy will be the landlord.

The Company has paid certain fees on behalf of its parent, Cinemark Holdings, Inc., and Cinemark Holdings, Inc. has paid income taxes and other items on behalf of the Company. The net receivable from Cinemark Holdings, Inc. as of September 30, 2016 and December 31, 2015 was $9,831 and $1,171, respectively. The Company recorded divideds to Cinemark Holdings, Inc. of $93,650 and $104,335 during the nine months ended September 30, 2016 and 2015, respectively. Of the dividends recorded during the nine months ended September 30, 2015, $17,935 was noncash.

15. Commitments and Contingencies

Effective March 4, 2016, the Company’s former President and Chief Operating Officer Robert Copple resigned with good reason as defined within his employment agreement. The Company paid Mr. Copple the payments and benefits pursuant to the terms set forth in his employment agreement. The Company’s post-termination obligations, such as providing continued participation in the Company’s welfare benefit plans and insurance programs, remain in effect for a limited period of time under the employment agreement. All expenses incurred by the Company in relation to the resignation are reflected in general and administrative expenses for the nine months ended September 30, 2016.

Joseph Amey, et al. v. Cinemark USA, Inc., Case No. 3:13cv05669, In the United States District Court for the Northern District of California, San Francisco Division. The case presents putative class action claims for damages and attorney’s fees arising from employee wage and hour claims under California law for alleged meal period, rest break, reporting time pay, unpaid wages, pay upon termination, and wage statements violations. The claims are also asserted as a representative action under the California Private Attorney General Act (“PAGA”). The Company denies the claims, denies that class certification is appropriate and denies that a PAGA representative action is appropriate, and is vigorously defending against the claims. The Company denies any violation of law and plans to vigorously defend against all claims. The Court recently determined that class certification is not appropriate and determined that a PAGA representative action is not appropriate. The plaintiff has appealed these rulings. The Company is unable to predict the outcome of the litigation or the range of potential loss.

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

16. Condensed Consolidating Financial Information of Subsidiary Guarantors

As of September 30, 2016, the Company had outstanding $400,000 aggregate principal amount of 5.125% senior notes due 2022, or the 5.125% Senior Notes, and $755,000 aggregate principal amount of 4.875% senior notes due 2023, or the 4.875% Senior Notes, (collectively the “Notes”). These Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the following subsidiaries of Cinemark USA, Inc.:

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

The following supplemental condensed consolidating financial information presents:

a.	Condensed consolidating balance sheet information as of December 31, 2015 and September 30, 2016, condensed consolidating statements of income information for the three and nine months ended September 30, 2015 and 2016, condensed consolidating statements of comprehensive income (loss) information for the three and nine months ended September 30, 2015 and 2016 and condensed consolidating statements of cash flows information for the nine months ended September 30, 2015 and 2016.

b.	Cinemark USA, Inc. (the “Parent” and “Issuer”), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method of accounting and therefore, the Parent column reflects the equity income of its Guarantor Subsidiaries and Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Guarantor Subsidiaries and Non-Guarantor Subsidiaries column. Additionally, the Guarantor Subsidiaries column reflects the equity income (loss) of its Non-Guarantor Subsidiaries, which are also separately reflected in the stand-alone Non-Guarantor Subsidiaries column.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

SEPTEMBER 30, 2016

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
			(In thousands)
Assets
Current assets
Cash and cash equivalents	$86,490	$88,260	$352,262	$—	$527,012
Other current assets	104,605	19,931	67,643	(92,377)	99,802
Accounts receivable from parent or subsidiaries	185,776	15,047		(190,992)	9,831

Total current assets	376,871	123,238	419,905	(283,369)	636,645
Theatre properties and equipment—net	580,178	633,442	399,489		1,613,109
Investment in subsidiaries	1,507,794	360,445	—	(1,868,239)	—
Other assets	1,411,444	134,598	496,590	(106,042)	1,936,590

Total assets	$3,876,287	$1,251,723	$1,315,984	$(2,257,650)	$4,186,344

Liabilities and equity
Current liabilities
Current portion of long-term debt	$2,855	$—	$1,389	$—	$4,244
Current portion of capital lease obligations	7,685	8,790	3,087		19,562
Accounts payable and accrued expenses	214,420	79,462	104,196	(75,045)	323,033
Accounts payable to parent or subsidiaries	—	—	190,992	(190,992)	—

Total current liabilities	224,960	88,252	299,664	(266,037)	346,839
Long-term liabilities
Long-term debt, less current portion	1,882,382	—	13,989	(109,822)	1,786,549
Capital lease obligations, less current portion	118,126	60,783	30,111	—	209,020
Other long-term liabilities and deferrals	418,630	75,363	119,238	(13,552)	599,679

Total long-term liabilities	2,419,138	136,146	163,338	(123,374)	2,595,248
Commitments and contingencies	—	—	—	—	—
Equity
Cinemark USA, Inc.’s stockholder’s equity:
Common stock	49,543	457,368	10,239	(467,607)	49,543
Other stockholder’s equity	1,182,646	569,957	830,675	(1,400,632)	1,182,646

Total Cinemark USA, Inc. stockholder’s equity	1,232,189	1,027,325	840,914	(1,868,239)	1,232,189
Noncontrolling interests	—	—	12,068	—	12,068

Total equity	1,232,189	1,027,325	852,982	(1,868,239)	1,244,257

Total liabilities and equity	$3,876,287	$1,251,723	$1,315,984	$(2,257,650)	$4,186,344

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2016

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
			(In thousands)
Revenues	$260,296	$312,447	$208,654	$(12,823)	$768,574
Cost of operations
Theatre operating expenses	204,521	211,283	150,980	(12,823)	553,961
General and administrative expenses	3,094	20,125	11,441	—	34,660
Depreciation and amortization	17,690	20,891	15,606	—	54,187
Impairment of long-lived assets	406	—	—	—	406
Loss on sale of assets and other	2,047	4,660	233	—	6,940

Total cost of operations	227,758	256,959	178,260	(12,823)	650,154

Operating income	32,538	55,488	30,394	—	118,420
Other income (expense)
Interest expense	(23,552)	(1,847)	(1,607)	347	(26,659)
Distributions from NCM	—	—	1,381	—	1,381
Equity in income of affiliates	60,972	20,481	11,341	(80,404)	12,390
Other income (expense)	104	(4)	2,397	(347)	2,150

Total other income	37,524	18,630	13,512	(80,404)	(10,738)

Income before income taxes	70,062	74,118	43,906	(80,404)	107,682
Income taxes	4,016	20,903	16,246	—	41,165

Net income	66,046	53,215	27,660	(80,404)	66,517
Less: Net income attributable to noncontrolling interests	—	—	471	—	471

Net income attributable to Cinemark USA, Inc.	$66,046	$53,215	$27,189	$(80,404)	$66,046

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2016

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
			(In thousands)
Revenues	$758,952	$919,705	$579,483	$(40,293)	$2,217,847
Cost of operations
Theatre operating expenses	600,225	620,886	420,525	(40,293)	1,601,343
General and administrative expenses	10,727	63,816	32,443		106,986
Depreciation and amortization	51,687	60,782	43,405		155,874
Impairment of long-lived assets	1,501	—	822		2,323
Loss on sale of assets and other	1,623	8,598	764		10,985

Total cost of operations	665,763	754,082	497,959	(40,293)	1,877,511

Operating income	93,189	165,623	81,524	—	340,336
Other income (expense)
Interest expense	(72,667)	(5,720)	(4,543)	950	(81,980)
Loss on debt amendments and refinancing	(13,284)	—	—	—	(13,284)
Distributions from NCM	1,310	—	8,807	—	10,117
Equity in income of affiliates	173,232	55,812	23,309	(227,756)	24,597
Other income	237	24	8,602	(950)	7,913

Total other income	88,828	50,116	36,175	(227,756)	(52,637)

Income before income taxes	182,017	215,739	117,699	(227,756)	287,699
Income taxes	2,593	62,281	41,947	—	106,821

Net income	179,424	153,458	75,752	(227,756)	180,878
Less: Net income attributable to noncontrolling interests	—	—	1,454	—	1,454

Net income attributable to Cinemark USA, Inc.	$179,424	$153,458	$74,298	$(227,756)	$179,424

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2015

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
			(In thousands)
Net income	$46,715	$42,851	$23,096	$(65,585)	$47,077
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $454	767	—	—	—	767
Unrealized loss due to fair value adjustments on available-for-sale securities, net of taxes of $1,234	(2,092)	—	—	—	(2,092)
Other comprehensive loss in equity method investments	(72)	—	(72)	72	(72)
Foreign currency translation adjustments	(59,146)	—	(59,181)	59,146	(59,181)

Total other comprehensive loss, net of tax	(60,543)	—	(59,253)	59,218	(60,578)

Total comprehensive income (loss), net of tax	$(13,828)	$42,851	$(36,157)	$(6,367)	$(13,501)
Comprehensive income attributable to noncontrolling interests	—	—	(327)	—	(327)

Comprehensive income (loss) attributable to Cinemark USA, Inc.	$(13,828)	$42,851	$(36,484)	$(6,367)	$(13,828)

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2016

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
			(In thousands)
Net income	$66,046	$53,215	$27,660	$(80,404)	$66,517
Other comprehensive loss, net of tax
Other comprehensive loss in equity method investments	(7)	—	—	—	(7)
Foreign currency translation adjustments	(3,673)	—	(3,669)	3,673	(3,669)

Total other comprehensive loss, net of tax	(3,680)	—	(3,669)	3,673	(3,676)

Total comprehensive income, net of tax	$62,366	$53,215	$23,991	$(76,731)	$62,841
Comprehensive income attributable to noncontrolling interests	—	—	(475)	—	(475)

Comprehensive income attributable to Cinemark USA, Inc.	$62,366	$53,215	$23,516	$(76,731)	$62,366

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2015

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$160,387	$144,959	$70,727	$(214,311)	$161,762
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $1,412	2,379	—	—	—	2,379
Unrealized loss due to fair value adjustments on available-for-sale securities, net of taxes of $998	(1,680)	—	—	—	(1,680)
Other comprehensive loss in equity method investments	(3,010)	—	(2,977)	2,977	(3,010)
Foreign currency translation adjustments	(105,193)	—	(105,228)	105,193	(105,228)

Total other comprehensive loss, net of tax	(107,504)	—	(108,205)	108,170	(107,539)

Total comprehensive income (loss), net of tax	$52,883	$144,959	$(37,478)	$(106,141)	$54,223
Comprehensive income attributable to noncontrolling interests	—	—	(1,340)	—	(1,340)

Comprehensive income (loss) attributable to Cinemark USA, Inc.	$52,883	$144,959	$(38,818)	$(106,141)	$52,883

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2016

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$179,424	$153,458	$75,752	$(227,756)	$180,878
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $138	234	—	—	—	234
Other comprehensive loss in equity method investments	(183)	—	—	—	(183)
Foreign currency translation adjustments	34,974	—	34,998	(34,974)	34,998

Total other comprehensive income, net of tax	35,025	—	34,998	(34,974)	35,049

Total comprehensive income, net of tax	$214,449	$153,458	$110,750	$(262,730)	$215,927
Comprehensive income attributable to noncontrolling interests	—	—	(1,478)	—	(1,478)

Comprehensive income attributable to Cinemark USA, Inc.	$214,449	$153,458	$109,272	$(262,730)	$214,449

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2016

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$179,424	$153,458	$75,752	$(227,756)	$180,878
Adjustments to reconcile net income to cash provided by operating activities	(106,960)	21,970	31,287	227,756	174,053
Changes in assets and liabilities	29,668	(87,172)	(19,677)	—	(77,181)

Net cash provided by operating activities	102,132	88,256	87,362	—	277,750
Investing activities
Additions to theatre properties and equipment	(84,633)	(89,554)	(56,159)	—	(230,346)
Acquisition of theatres in the US	(15,300)	—	—	—	(15,300)
Proceeds from sale of theatre properties and equipment and other	2,912	339	147	—	3,398
Proceeds from sale of marketable securities	13,451	—	—	—	13,451
Intercompany note issuances	(4,455)	—	—	4,455	—
Dividends received from subsidiaries	25,733	8,011	—	(33,744)	—
Investment in joint ventures and other	(1,000)	—	(703)	—	(1,703)

Net cash used for investing activities	(63,292)	(81,204)	(56,715)	(29,289)	(230,500)
Financing activities
Dividends paid to parent	(93,650)	—	(33,744)	33,744	(93,650)
Proceeds from issuance of Senior Notes, net of discount	222,750	—	—	—	222,750
Retirement of Senior Subordinated Notes	(200,000)	—	—	—	(200,000)
Repayments of long-term debt	(15,201)	—	(16)	—	(15,217)
Payments of debt issue costs	(4,504)	—	—	—	(4,504)
Intercompany loan proceeds	—	—	4,455	(4,455)	—
Payments on capital leases	(4,906)	(7,829)	(1,920)	—	(14,655)
Other	1,797	(6,828)	(515)	—	(5,546)

Net cash used for financing activities	(93,714)	(14,657)	(31,740)	29,289	(110,822)
Effect of exchange rate changes on cash and cash equivalents	—	—	2,081	—	2,081

Increase (decrease) in cash and cash equivalents	(54,874)	(7,605)	988	—	(61,491)
Cash and cash equivalents:
Beginning of year	141,364	95,865	351,274	—	588,503

End of year	$86,490	$88,260	$352,262	$—	$527,012

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. As of September 30, 2016, we managed our business under two reportable operating segments — U.S. markets and international markets. See Note 14 to our condensed consolidated financial statements.

We generate revenues primarily from filmed entertainment box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing promotions, meeting rentals and electronic video games located in some of our theatres. Our relationship with NCM has assisted us in expanding our offerings to domestic advertisers and broadening ancillary revenue sources. We also offer alternative entertainment, such as live and pre-recorded sports programs, concert events, the Metropolitan Opera, in-theatre gaming and other special events in our theatres through our joint venture, AC JV, LLC. Our Flix Media initiative has also allowed us to expand our screen advertising and alternative content within our international circuit and to other international exhibitors.

Films leading the box office during the nine months ended September 30, 2016 included the carryover of Star Wars: The Force Awakens and The Revenant; and new releases such as Deadpool, Batman V Superman: Dawn Of Justice, Zootopia, Suicide Squad, The Jungle Book, Captain America: Civil War, Finding Dory, Jason Bourne, The Secret Life of Pets and other films. Films scheduled for release during the remainder of 2016 include Dr. Strange, Moana, Passengers, Sing, and spin-off films Rogue One: A Star Wars Story and Fantastic Beasts And Where To Find Them, among other films.

Film rental costs are variable in nature and fluctuate with our admissions revenues. Film rental costs as a percentage of revenues are generally higher for periods in which more blockbuster films are released. Advertising costs, which are expensed as incurred, are primarily fixed at the theatre level.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating data (in millions):
Revenues
Admissions	$472.9	$432.2	$1,364.8	$1,335.8
Concession	261.4	230.2	752.8	704.2
Other	34.3	37.7	100.3	105.4

Total revenues	$768.6	$700.1	$2,217.9	$2,145.4
Cost of operations
Film rentals and advertising (1)	249.8	227.5	733.1	713.3
Concession supplies	41.9	36.0	117.0	109.4
Salaries and wages	84.4	76.6	243.8	222.3
Facility lease expense	82.8	80.6	241.9	242.6
Utilities and other (1)	95.0	93.5	265.5	269.2
General and administrative expenses	34.7	38.6	107.0	114.3
Depreciation and amortization	54.2	47.5	155.9	139.4
Impairment of long-lived assets	0.4	0.6	2.3	4.9
(Gain) loss on sale of assets and other	7.0	(0.5)	11.0	3.9

Total cost of operations	650.2	600.4	1,877.5	1,819.3

Operating income	$118.4	$99.7	$340.4	$326.1

Operating data as a percentage of total revenues:
Revenues
Admissions	61.5%	61.7%	61.5%	62.3%
Concession	34.0%	32.9%	33.9%	32.8%
Other	4.5%	5.4%	4.6%	4.9%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of operations (2)
Film rentals and advertising (1)	52.8%	52.6%	53.7%	53.4%
Concession supplies	16.0%	15.6%	15.5%	15.5%
Salaries and wages	11.0%	10.9%	11.0%	10.4%
Facility lease expense	10.8%	11.5%	10.9%	11.3%
Utilities and other (1)	12.4%	13.4%	12.0%	12.5%
General and administrative expenses	4.5%	5.5%	4.8%	5.3%
Depreciation and amortization	7.1%	6.8%	7.0%	6.5%
Impairment of long-lived assets	0.1%	0.1%	0.1%	0.2%
(Gain) loss on sale of assets and other	0.9%	(0.1)%	0.5%	0.2%
Total cost of operations	84.6%	85.8%	84.7%	84.8%
Operating income	15.4%	14.2%	15.3%	15.2%

Average screen count (month end average)	5,880	5,743	5,846	5,710

Revenues per average screen (dollars)	$130,710	$121,066	$379,379	$375,724

(1)	We have reclassified approximately $8.9 million and $24.1 million of expenses from film rentals and advertising to utilities and other for the three and nine months ended September 30, 2015, respectively, to be consistent with the presentation for the three and nine months ended September 30, 2016.
(2)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended September 30, 2016 versus September 30, 2015

Revenues. Total revenues increased $68.5 million to $768.6 million for the three months ended September 30, 2016 (“third quarter of 2016”) from $700.1 million for the three months ended September 30, 2015 (“third quarter of 2015”), representing a 9.8% increase. The table below, presented by reportable operating segment, summarizes our revenue performance and certain key performance indicators that impact our revenues for the three months ended September 30, 2016 and 2015.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency(3)
			%			%		%			%
	2016	2015	Change	2016	2015	Change	2016	Change	2016	2015	Change
Admissions revenues(1)	$354.9	$318.6	11.4%	$118.0	$113.6	3.9%	$132.7	16.8%	$472.9	$432.2	9.4. %
Concession revenues(1)	$197.5	$168.5	17.2%	$63.9	$61.7	3.6%	$71.3	15.6%	$261.4	$230.2	13.6%
Other revenues(1)(2)	$16.7	$18.5	(9.7)%	$17.6	$19.2	(8.3)%	$19.6	2.1%	$34.3	$37.7	(9.0)%
Total revenues (1)(2)	$569.1	$505.6	12.6%	$199.5	$194.5	2.6%	$223.6	15.0%	$768.6	$700.1	9.8%
Attendance(1)	48.0	43.8	9.6%	28.2	27.2	3.7%			76.2	71.0	7.3%
Average ticket price(1)	$7.39	$7.27	1.7%	$4.18	$4.18	0.0%	$4.71	12.7%	$6.21	$6.09	2.0%
Concession revenues per patron(1)	$4.11	$3.85	6.8%	$2.27	$2.27	0.0%	$2.53	11.5%	$3.43	$3.24	5.9%

(1)	Revenue and attendance amounts in millions. Average ticket price is calculated as admissions revenues divided by attendance. Concession revenues per patron is calculated as concession revenues divided by attendance.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 13 of our condensed consolidated financial statements.
(3)	Constant currency revenue amounts, which are non-GAAP measurements, were calculated using the average exchange rates for the corresponding months for 2015. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance without the impact of foreign currency fluctuations.

•	U.S. Admissions revenues increased $36.3 million due to a 9.6% increase in attendance and a 1.7% increase in average ticket price from $7.27 for the third quarter of 2015 to $7.39 for the third quarter of 2016. The increase in concession revenues of $29.0 million was attributable to the 9.6% increase in attendance and a 6.8% increase in concession revenues per patron from $3.85 for the third quarter of 2015 to $4.11 for the third quarter of 2016. The increase in attendance was due to the solid slate of films during the third quarter of 2016 and new theatres. The increase in average ticket price was primarily due to price increases. The increase in concession revenues per patron was primarily due to incremental sales incidence and price increases.

•	International. Admissions revenues increased $4.4 million as reported, and increased $19.1 million in constant currency. The constant currency increase is a result of a 12.7% increase in constant currency average ticket price from $4.18 for the third quarter of 2015 to $4.71 for the third quarter of 2016 and a 3.7% increase in attendance. Concession revenues increased $2.2 million as reported, and increased $9.6 million in constant currency. The constant currency increase is a result of an 11.5% increase in constant currency concession revenues per patron from $2.27 for the third quarter of 2015 to $2.53 for the third quarter of 2016 and the 3.7% increase in attendance. The increase in attendance was primarily due to new theatres. Average ticket price and concession revenues per patron increased primarily driven by price increases, which was primarily due to local inflation.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the three months ended September 30, 2016 and 2015.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2016	2015	2016	2015	Constant Currency 2016 (2)	2016	2015
Film rentals and advertising (1)	$193.6	$172.9	$56.2	$54.6	$63.5	$249.8	$227.5
Concession supplies	28.2	22.9	13.7	13.1	15.1	41.9	36.0
Salaries and wages	63.2	57.1	21.2	19.5	24.3	84.4	76.6
Facility lease expense	60.5	59.8	22.3	20.8	24.1	82.8	80.6
Utilities and other (1)	66.9	66.3	28.1	27.2	31.6	95.0	93.5

(1)	We made certain reclassifications from film rentals and advertising to utilities and other for the three months ended September 30, 2015 related to the maintenance and monitoring of projection and sound equipment, which results in a more clear presentation of film rental and advertising costs. Such expenses, which totaled $7.2 million and $1.7 million for the U.S. operating segment and the international operating segment, respectively, are now presented as utilities and other for all periods presented.
(2)	Constant currency expense amounts, which are non-GAAP measurements, were calculated using the average exchange rates for the corresponding months for 2015. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance without the impact of foreign currency fluctuations.

•	U.S. Film rentals and advertising costs were $193.6 million, or 54.6% of admissions revenues, for the third quarter of 2016 compared to $172.9 million, or 54.3% of admissions revenues, for the third quarter of 2015. Concession supplies expense was $28.2 million, or 14.3% of concession revenues, for the third quarter of 2016 compared to $22.9 million, or 13.6% of concession revenues, for the third quarter of 2015. The increase in the concession supplies rate was primarily due to the impact of expanded concession offerings.

Salaries and wages increased to $63.2 million for the third quarter of 2016 from $57.1 million for the third quarter of 2015 primarily due to new theatres and increases in minimum wages. Facility lease expense increased to $60.5 million for the third quarter of 2016 from $59.8 million for the third quarter of 2015 primarily due to new theatres. Utilities and other costs increased to $66.9 million for the third quarter of 2016 from $66.3 million for the third quarter of 2015 due to increased repairs and maintenance expenses and security expense, partially offset by decreases in projection and sound equipment maintenance and monitoring expenses.

•	International. Film rentals and advertising costs were $56.2 million ($63.5 million in constant currency), or 47.6% of admissions revenues, for the third quarter of 2016 compared to $54.6 million, or 48.1% of admissions revenues, for the third quarter of 2015. The decrease in the film rentals and advertising rate was primarily due to the mix of films during the third quarter of 2016. Concession supplies expense was $13.7 million ($15.1 million in constant currency), or 21.4% of concession revenues, for the third quarter of 2016 compared to $13.1 million, or 21.2% of concession revenues, for the third quarter of 2015.

Salaries and wages were $21.2 million as reported, or $24.3 million in constant currency, for the third quarter of 2016 compared to $19.5 million for the third quarter of 2015. The increase was due to increased wage rates and new theatres, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate. Facility lease expense was $22.3 million as reported, or $24.1 million in constant currency, for the third quarter of 2016 compared to $20.8 million for the third quarter of 2015. The increase was primarily due to new theatres, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate. Utilities and other costs were $28.1 million as reported, or $31.6 million in constant currency, for the third quarter of 2016 compared to $27.2 million for the third quarter of 2015. The increase was primarily due to increased projection and sound equipment and monitoring expenses, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.

General and Administrative Expenses. General and administrative expenses decreased to $34.7 million for the third quarter of 2016 from $38.6 million for the third quarter of 2015. The decrease was primarily due to decreases in net credit card fees and the impact of changes in foreign currency exchange rates in certain countries in which we operate, partially offset by increased salaries and incentive compensation expense.

Depreciation and Amortization. Depreciation and amortization expense was $54.2 million during the third quarter of 2016 compared to $47.5 million during the third quarter of 2015. The increase was primarily due to new theatres and theatre remodels.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $0.4 million during the third quarter of 2016 compared to $0.6 million during the third quarter of 2015. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the third quarter of 2016 impacted four of our twenty-seven reporting units. See Note 10 to our condensed consolidated financial statements.

(Gain) Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $7.0 million during the third quarter of 2016 compared to a gain of $0.5 million during the third quarter of 2015. The loss recorded during the third quarter of 2016 was primarily due to the retirement of assets due to theatre remodels partially offset by a gain on the sale of a land parcel. The gain recorded during the third quarter of 2015 was primarily due to a gain on the sale of an investment in a Taiwan joint venture and a gain on the sale of a land parcel in the U.S., partially offset by costs resulting from the replacement of certain theatre assets.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $26.7 million during the third quarter of 2016 compared to $28.4 million during the third quarter of 2015. The decrease was due to the redemption of our previously outstanding $200.0 million 7.375% senior subordinated notes (the “7.375% Senior Subordinated Notes”) funded by a $225.0 million add-on to our 4.875% senior notes (the “4.875% Senior Notes), which occurred on March 21, 2016. See Note 3 to our condensed consolidated financial statements for discussions of changes in long-term debt.

Foreign Currency Exchange Gain (Loss). We recorded a foreign currency exchange gain of approximately $0.5 million during the third quarter of 2016 compared to a foreign currency exchange loss of $11.9 million during the third quarter of 2015. These amounts primarily represent the impact of changes in foreign currency exchange rates on intercompany transactions between our domestic subsidiaries and our international subsidiaries.

Distributions from NCM. We recorded a distribution from NCM of $1.4 million during the third quarter of 2016 compared to a distribution of $4.6 million during the third quarter of 2015, each of which was in excess of the carrying value of our Tranche 1 investment. See Note 5 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $12.4 million during the third quarter of 2016 compared to $11.1 million during the third quarter of 2015. See Notes 5 and 6 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. Income tax expense of $41.2 million was recorded for the third quarter of 2016 compared to $30.3 million recorded for the third quarter of 2015. The effective tax rate was approximately 38.2% for the third quarter of 2016 compared to 39.2% for the third quarter of 2015. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Nine months ended September 30, 2016 versus September 30, 2015

Revenues. Total revenues increased $72.5 million to $2,217.9 million for the nine months ended September 30, 2016 (“the 2016 period”) from $2,145.4 million for the nine months ended September 30, 2015 (“the 2015 period”), representing a 3.4% increase. The table below, presented by reportable operating segment, summarizes our revenue performance and certain key performance indicators that impact our revenues for the nine months ended September 30, 2016 and 2015.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency(3)
	2016	2015	% Change	2016	2015	% Change	2016	% Change	2016	2015	% Change
Admissions revenues(1)	$1,037.7	$990.0	4.8%	$327.1	$345.8	(5.4)%	$399.6	15.6%	$1,364.8	$1,335.8	2.2%
Concession revenues(1)	$575.3	$523.1	10.0%	$177.5	$181.1	(2.0)%	$214.6	18.5%	$752.8	$704.2	6.9%
Other revenues(1)(2)	$53.6	$52.0	3.1%	$46.7	$53.4	(12.5)%	$56.4	5.6%	$100.3	$105.4	(4.8)%
Total revenues (1)(2)	$1,666.6	$1,565.1	6.5%	$551.3	$580.3	(5.0)%	$670.6	15.6%	$2,217.9	$2,145.4	3.4%
Attendance(1)	138.0	134.3	2.8%	83.7	78.9	6.1%			221.7	213.2	4.0%
Average ticket price(1)	$7.52	$7.37	2.0%	$3.91	$4.38	(10.7)%	$4.77	8.9%	$6.16	$6.27	(1.8)%
Concession revenues per patron(1)	$4.17	$3.90	6.9%	$2.12	$2.30	(7.8)%	$2.56	11.3%	$3.40	$3.30	3.0%

(1)	Revenue and attendance amounts in millions. Average ticket price is calculated as admissions revenues divided by attendance. Concession revenues per patron is calculated as concession revenues divided by attendance.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 13 of our condensed consolidated financial statements.
(3)	Constant currency revenue amounts, which are non-GAAP measurements, were calculated using the average exchange rates for the corresponding months for 2015. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance without the impact of foreign currency fluctuations.

•	U.S. Admissions revenues increased $47.7 million due to a 2.8% increase in attendance and a 2.0% increase in average ticket price from $7.37 for the 2015 period to $7.52 for the 2016 period. The increase in concession revenues of $52.2 million was attributable to a 6.9% increase in concession revenues per patron from $3.90 for the 2015 period to $ 4.17 for the 2016 period and the 2.8% increase in attendance. The increase in average ticket price was primarily due to price increases. The increase in concession revenues per patron was primarily due to incremental sales incidence and price increases.

•	International. Admissions revenues decreased $18.7 million as reported, but increased $53.8 million in constant currency. The constant currency increase is a result of a 6.1% increase in attendance and an 8.9% increase in constant currency average ticket price from $4.38 for the 2015 period to $4.77 for the 2016 period. Concession revenues decreased $3.6 million as reported, but increased $33.5 million in constant currency. The constant currency increase is a result of the 6.1% increase in attendance and an 11.3% increase in constant currency concession revenues per patron from $2.30 for the 2015 period to $2.56 for the 2016 period. The increase in attendance was due to new theatres and the success of the films released during the 2016 period. Average ticket price and concession revenues per patron increased primarily driven by price increases, which was primarily due to local inflation.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the nine months ended September 30, 2016 and 2015.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2016	2015	2016	2015	Constant Currency 2016 (2)	2016	2015
Film rentals and advertising (1)	$578.2	$548.9	$154.9	$164.4	$189.4	$733.1	$713.3
Concession supplies	79.9	70.3	37.1	39.1	44.7	117.0	109.4
Salaries and wages	183.1	165.4	60.7	56.9	75.2	243.8	222.3
Facility lease expense	179.7	179.1	62.2	63.5	73.6	241.9	242.6
Utilities and other (1)	188.0	189.2	77.5	80.0	95.1	265.5	269.2

(1)	We made certain reclassifications from film rentals and advertising to utilities and other for the nine months ended September 30, 2015 related to the maintenance and monitoring of projection and sound equipment, which results in a more clear presentation of film rental and advertising costs. Such expenses, which totaled $18.6 million and $5.5 million for the U.S. operating segment and the international operating segment, respectively, are now presented as utilities and other for all periods presented.
(2)	Constant currency expense amounts, which are non-GAAP measurements, were calculated using the average exchange rates for the corresponding months for 2015. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance without the impact of foreign currency fluctuations.

•	U.S. Film rentals and advertising costs were $578.2 million, or 55.7% of admissions revenues for the 2016 period compared to $548.9 million, or 55.4% of admissions revenues for the 2015 period. The increase in the film rentals and advertising rate was primarily due to the higher concentration of blockbuster films during the 2016 period. Concession supplies expense was $79.9 million, or 13.9% of concession revenues, for the 2016 period compared to $70.3 million, or 13.4% of concession revenues, for the 2015 period. The increase in the concession supplies rate was primarily due to the impact of our expanded concession offerings.

Salaries and wages increased to $183.1 million for the 2016 period from $165.4 million for the 2015 period primarily due to new theatres and increases in minimum wages. Facility lease expense increased to $179.7 million for the 2016 period from $179.1 million for the 2015 period due to increased percentage rent expense partially offset by decreased common area maintenance expenses. Utilities and other costs decreased to $188.0 million for the 2016 period from $189.2 million for the 2015 period due to a decrease in projection and sound equipment maintenance and monitoring expenses, partially offset by increased security expense.

•	International. Film rentals and advertising costs were $154.9 million ($189.4 million in constant currency), or 47.4% of admissions revenues, for the 2016 period compared to $164.4 million, or 47.5 % of admissions revenues, for the 2015 period. Concession supplies expense was $37.1 million ($44.7 million in constant currency), or 20.9% of concession revenues, for the 2016 period compared to $39.1 million, or 21.6% of concession revenues, for the 2015 period. The decrease in the concession supplies rate was primarily due to price increases.

Salaries and wages were $60.7 million as reported, or $75.2 million in constant currency, for the 2016 period compared to $56.9 million for the 2015 period. The increase was due to incremental staffing to support the 6.1 % increase in attendance, increased wage rates, a payroll tax reserve recorded for an ongoing labor audit and new theatres, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate. Facility lease expense was $62.2 million as reported, or $73.6 million in constant currency, for the 2016 period compared to $63.5 million for the 2015 period. The increase was due to increased percentage rent as a result of increased constant currency revenues and new theatres, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate. Utilities and other costs were $77.5 million as reported, or $95.1 million in constant currency, for the 2016 period compared to $80.0 million for the 2015 period. The increase was primarily due to increased utilities costs, increased projection and sound equipment and monitoring expenses, increased repairs and maintenance expenses and increased janitorial services, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.

General and Administrative Expenses. General and administrative expenses decreased to $107.0 million for the 2016 period from $114.3 million for the 2015 period. The decrease was primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, partially offset by increased salaries and incentive compensation expense.

Depreciation and Amortization. Depreciation and amortization expense was $155.9 million for the 2016 period compared to $139.4 million for the 2015 period. The increase was primarily due to new theatres and theatre remodels.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $2.3 million for the 2016 period compared to $5.0 million for the 2015 period. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the 2016 period impacted six of our twenty-seven reporting units. See Note 10 to our condensed consolidated financial statements.

Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $11.0 million during the 2016 period compared to $3.9 million during the 2015 period. The loss recorded during the 2016 period was primarily due to the retirement of assets due to theatre remodels and closures, partially offset by a gain on the sale of our investment in RealD stock (see Note 6) and a gain on the sale of a land parcel. The loss recorded during the 2015 period included lease termination costs, contract termination costs and the retirement of assets due to theatre remodels and closures, partially offset by gains related to lease amendments that resulted in a reduction of certain capital lease liabilities, the sale of an investment in a Taiwan joint venture, and the sale of a land parcel in the U.S.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $82.0 million for the 2016 period compared to $84.9 million for the 2015 period. The decrease was due to the redemption of our previously outstanding $200.0 million 7.375% senior subordinated notes (the “7.375% Senior Subordinated Notes”) funded by a $225.0 million add-on to our 4.875% senior notes (the “4.875% Senior Notes), which occurred on March 21, 2016. See Note 3 to our condensed consolidated financial statements.

Loss On Debt Amendments and Refinancing. We recorded a loss of $13.3 million during the 2016 period primarily related to the early redemption of our $200.0 million 7.375% Senior Subordinated Notes (see Note 4 to our condensed consolidated financial statements). We recorded a loss of $0.9 million during the 2015 period related to the amendment of our senior secured credit facility to extend the maturity of the $700.0 million term loan from December 2019 to May 2022.

Foreign Currency Exchange Gain (Loss). We recorded a foreign currency exchange gain of approximately $2.9 million during the 2016 period compared to a foreign currency exchange loss of $18.7 million during the 2015 period. These amounts primarily represent the impact of changes in foreign currency exchange rates on intercompany transactions between our domestic subsidiaries and our international subsidiaries.

Distributions from NCM. We recorded distributions from NCM of $10.1 million during the 2016 period and $13.1 million during the 2015 period, each of which were in excess of the carrying value of our Tranche 1 investment. See Note 5 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $24.6 million during the 2016 period compared to $20.4 million during the 2015 period. See notes 5 and 6 for information about the equity investments to our condensed consolidated financial statements.

Income Taxes. Income tax expense of $106.8 million was recorded for the 2016 period compared to $100.0 million recorded for the 2015 period. The effective tax rate was 37.1% for the 2016 period compared to 38.2% for the 2015 period. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. Nearly all of our theatres also provide the patron a choice of using a credit card, debit card or advanced-sale type certificates such as a gift card. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $277.8 million for the nine months ended September 30, 2016 compared to $225.7 million for the nine months ended September 30, 2015.

Investing Activities

Our investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $230.5 million for the nine months ended September 30, 2016 compared to $231.9 million for the nine months ended September 30, 2015.

Capital expenditures for the nine months ended September 30, 2016 and 2015 were as follows (in millions):

Period	New Theatres	Existing Theatres		Total
Nine Months Ended September 30, 2016	$65.6	$164.7		$230.3
Nine Months Ended September 30, 2015	$90.8	$141.6	(a)	$232.4

(a)	Includes approximately $26.3 million for the purchase of our corporate headquarters building in Plano, TX.

Capital expenditures for existing theatres in the table above includes the costs of remodeling certain of our existing properties to include Luxury Loungers and expanded concession offerings. During the nine months ended September 30, 2016 and 2015, we had an average of 75 and 28 of our domestic screens, respectively, temporarily closed for such remodels.

Our U.S. theatre circuit consisted of 339 theatres and 4,542 screens at September 30, 2016. During the nine months ended September 30, 2016, we built three new theatres with 33 screens, acquired four theatres with 52 screens and closed five theatres and 61 screens. At September 30, 2016, we had signed commitments to open three new theatres with 36 screens in domestic markets during the remainder of 2016 and open ten new theatres with 106 screens subsequent to 2016. We estimate the remaining capital expenditures for the development of these 142 domestic screens will be approximately $87 million.

Our international theatre circuit consisted of 183 theatres and 1,323 screens at September 30, 2016. During the nine months ended September 30, 2016, we built eight new theatres with 54 screens and closed one theatre with nine screens. At September 30, 2016, we had signed commitments to open four new theatres with 24 screens in international markets during the remainder of 2016 and open six new theatres and 41 screens subsequent to 2016. We estimate the remaining capital expenditures for the development of these 65 international screens will be approximately $31 million.

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

Financing Activities

Cash used for financing activities was $110.8 million for the nine months ended September 30, 2016 compared to $113.5 million for the nine months ended September 30, 2015. Financing activities for the nine months ended September 30, 2016 included the redemption of Cinemark USA, Inc.’s $200.0 million 7.375% Senior Subordinated Notes with proceeds from the issuance of a $225.0 million add-on to Cinemark USA, Inc.’s existing 4.875% Senior Notes. See Note 3 to our condensed consolidated financial statements.

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of September 30, 2016 (in millions):

Cinemark USA, Inc. term loan	$663.8
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0
Cinemark USA, Inc. 4.875% senior notes due 2023	755.0
Other	5.6

Total long-term debt	$1,824.4
Less current portion	(4.2)

Subtotal long-term debt, less current portion	$1,820.2
Less: Debt discounts and debt issuance costs	(33.6)

Long-term debt, less current portion, net of debt issuance costs	$1,786.6

As of September 30, 2016, Cinemark USA, Inc. had $100.0 million in available borrowing capacity on our revolving credit line.

Contractual Obligations

Due to the redemption of the 7.375% Senior Subordinated Notes due 2021 and issuance of the additional $225.0 million 4.875% Senior Notes as well as a prepayment to our term loan (see Note 3 to the condensed consolidated financial statements), which impacted the maturity of and the amount of outstanding long-term debt and related interest rates, we have included below our long-term debt and estimated scheduled interest payments as of September 30, 2016.

	Payments Due by Period
	(in millions)
		Less Than			After
	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt (1)	$1,824.4	$4.2	$14.2	$12.8	$1,793.2
Scheduled interest payments on long-term debt (2)	494.2	79.3	157.9	156.9	100.1

(1)	Amounts are presented before adjusting for debt discounts and debt issuance costs.
(2)	Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates currently in effect. The average interest rates currently in effect on our fixed rate and variable rate debt are 5.0% and 3.3%, respectively.

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

On May 16, 2016, Cinemark USA, Inc. made a principal pre-payment of $13.5 million using the proceeds received from the sale of shares of RealD (see Note 6 to the condensed consolidated financial statements). In accordance with the terms of the senior secured credit facility agreement (the “Credit Agreement”), the pre-payment was applied first to the next four principal installments, and second, to the remaining installments pro-rata based on the remaining outstanding principal amount of such installments. Therefore, quarterly payments in the amount of $1.4 million are due on the term loan beginning June 30, 2017 through March 31, 2022, with the remaining principal of $635.3 million due on May 8, 2022. The Company did not incur any fees as a result of the pre-payment.

On June 13, 2016, Cinemark USA, Inc. amended its senior secured credit facility, to reduce the rate at which the term loan bears interest by 0.25%. The Company incurred debt issue costs of approximately $0.8 million in connection with the amendment, which are reflected as a reduction of long term debt on the condensed consolidated balance sheet as of September 30, 2016. In addition, the Company incurred approximately $0.3 million in legal and other fees that are reflected as loss on debt amendments and refinancing on the condensed consolidated statements of income for the nine months ended September 30, 2016.

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

The dividend restriction contained in the Credit Agreement prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Credit Agreement; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Credit Agreement, and (c) certain other defined amounts. As of September 30, 2016, Cinemark USA, Inc. could have distributed up to approximately $2,161.9 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the Credit Agreement, subject to its available cash and other borrowing restrictions outlined in the agreement.

At September 30, 2016, there was $663.8 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $100.0 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the Credit Agreement at September 30, 2016 was approximately 3.3% per annum.

Cinemark USA, Inc. 5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400.0 million aggregate principal amount of 5.125% senior notes due 2022, at par value (the “5.125% Senior Notes”). Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year. The 5.125% Senior Notes mature on December 15, 2022.

The indenture to the 5.125% Senior Notes contains covenants including limitations on the amount of dividends that could be paid by Cinemark USA, Inc. As of September 30, 2016, Cinemark USA, Inc. could have distributed up to approximately $2,186.1 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of September 30, 2016 was approximately 8.4 to 1.

Cinemark USA, Inc. 4.875% Senior Notes

On May 24, 2013, Cinemark USA, Inc. issued $530.0 million aggregate principal amount of 4.875% Senior Notes due 2023, at par value. On March 21, 2016, Cinemark USA, Inc. issued an additional $225.0 million aggregate principal amount of the 4.875% Senior Notes at 99.0% of the principal amount plus accrued and unpaid interest from December 1, 2015. Proceeds, after payment of fees, were used to finance the redemption of Cinemark, USA, Inc.’s $200.0 million 7.375% Senior Subordinated Notes, as discussed below. These additional notes have identical terms, other than the issue date, the issue price and the first interest payment date, and constitute part of the same series as the Company’s existing 4.875% Senior Notes. Interest on the 4.875% Senior Notes is payable on June 1 and December 1 of each year. The 4.875% Senior Notes mature on June 1, 2023.

The indenture to the 4.875% Senior Notes contains covenants that include limitations on the amount of dividends that Cinemark USA, Inc. can pay. As of September 30, 2016, Cinemark USA, Inc. could have distributed up to approximately $2,182.2 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of September 30, 2016 was approximately 8.6 to 1.

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

On March 21, 2016, Cinemark USA, Inc. redeemed the 7.375% Senior Subordinated Notes at a make-whole premium of approximately 104% plus accrued and unpaid interest, utilizing the proceeds from the issuance of the additional $225.0 million 4.875% Senior Notes discussed above. As a result of the redemption, the Company wrote-off approximately $2.4 million in unamortized debt issue costs, paid the make-whole premium of approximately $9.4 million and paid other fees of $1.2 million, all of which are reflected in loss on debt amendments and refinancing during the nine months ended September 30, 2016.

Covenant Compliance

As of September 30, 2016, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

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

Interest Rate Risk

We are currently party to a variable rate debt facility. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt. At September 30, 2016, we had an aggregate of approximately $663.8 million of variable rate debt outstanding. Based on the interest rates in effect on the variable rate debt outstanding at September 30, 2016, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $6.6 million.

The table below provides information about our fixed rate and variable rate long-term debt agreements as of September 30, 2016:

	Expected Maturity for the Twelve-Month Periods Ending September 30,								Average
	(in millions)								Interest
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value	Rate
Fixed rate	$1.4	$1.4	$1.4	$1.4	$—	$1,155.0	$1,160.6	$1,168.9	5.0%
Variable rate	2.8	5.7	5.7	5.7	5.7	638.2	663.8	670.5	3.3%

Total debt	$4.2	$7.1	$7.1	$7.1	$5.7	$1,793.2	$1,824.4	$1,839.4

Foreign Currency Exchange Rate Risk

There have been no material changes in foreign currency exchange rate risk previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed March  4, 2016.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2016, we carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Reclassification of Certain Expenses

As a result of certain financial statement reclassifications the Company made effective January 1, 2016 that are discussed in Note 1 to the condensed consolidated financial statements, the Company has presented below the impact of such reclassifications on the financial information for the year ended December 31, 2015.

	Year Ended December 31, 2015 (1)
	As Reported	Reclassifications	As Adjusted
Film rentals and advertising	$976,590	$(30,950)	$945,640
Utilities and other	$324,851	$30,950	$355,801

(1)	Amounts unaudited.

Calculation of Adjusted EBITDA

The Company includes Adjusted EBITDA in its segment disclosure, which is included in Note 13 to the condensed consolidated financial statements. Adjusted EBITDA is a non-GAAP financial measure commonly used in the Company’s industry. The Company includes Adjusted EBITDA in its financial statement disclosures because the Company uses Adjusted EBITDA as the primary measure of segment profit and loss to evaluate performance and allocate its resources, and believes it provides management and investors with additional information to measure the Company’s performance and liquidity, estimate the Company’s value and evaluate its ability to service debt. In addition, the Company uses Adjusted EBITDA for incentive compensation purposes.

The Company receives cash distributions from certain of its equity investees that, under equity method accounting, are applied against the investment basis of such equity investees. The Company has determined that including these cash distributions in its calculation of Adjusted EBITDA provides investors with meaningful information regarding the Company’s performance and liquidity and does so in a manner comparable with industry peers. As noted in Note 13 to the condensed consolidated financial statements, the Company began including such cash distributions received from equity investees that were recorded as a reduction of the respective investment balances as part of its Adjusted EBITDA calculation. The change was made effective beginning with the three months ended March 31, 2016, with prior periods being recast to reflect the same presentation. The table below presents Adjusted EBITDA for the year ended December 31, 2015 on this recast basis.

Year Ended December 31, 2015
Adjusted EBITDA—as reported	$665,554
Cash distributions received from equity investees, recorded as a reduction of the respective investment balances	19,027

Adjusted EBITDA – as adjusted	$684,581

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

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

SEPTEMBER 30, 2016

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$320,461	$206,551	$—	$527,012
Other current assets	203,173	(93,540)	—	109,633

Total current assets	523,634	113,011	—	636,645
Theatre properties and equipment, net	1,613,109	—	—	1,613,109
Other assets	1,785,863	257,746	(107,019)	1,936,590

Total assets	$3,922,606	$370,757	$(107,019)	$4,186,344

Liabilities and equity
Current liabilities
Current portion of long-term debt	$2,855	$1,389	$—	$4,244
Current portion of capital lease obligations	19,562	—	—	19,562
Accounts payable and accrued expenses	322,336	697	—	323,033

Total current liabilities	344,753	2,086	—	346,839
Long-term liabilities
Long-term debt, less current portion	1,782,382	4,167	—	1,786,549
Capital lease obligations, less current portion	209,020	—	—	209,020
Other long-term liabilities and deferrals	498,869	100,810	—	599,679

Total long-term liabilities	2,490,271	104,977	—	2,595,248
Commitments and contingencies
Equity	1,087,582	263,694	(107,019)	1,244,257

Total liabilities and equity	$3,922,606	$370,757	$(107,019)	$4,186,344

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2016

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenues	$2,217,847	$—	$—	$2,217,847
Cost of operations
Theatre operating costs	1,601,343	—	—	1,601,343
General and administrative expenses	106,983	3	—	106,986
Depreciation and amortization	155,874	—	—	155,874
Impairment of long-lived assets	2,323	—	—	2,323
Loss on sale of assets and other	10,985	—	—	10,985

Total cost of operations	1,877,508	3	—	1,877,511

Operating income (loss)	340,339	(3)	—	340,336
Other income (expense)	(84,635)	31,998	—	(52,637)

Income before income taxes	255,704	31,995	—	287,699
Income taxes	94,535	12,286	—	106,821

Net income	161,169	19,709	—	180,878
Less: Net income attributable to noncontrolling interests	1,454	—	—	1,454

Net income attributable to Cinemark USA, Inc.	$159,715	$19,709	$—	$179,424

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2016

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Net income	$161,169	$19,709	$—	$180,878
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $138	234	—	—	234
Other comprehensive loss in equity method investments	—	(183)	—	(183)
Foreign currency translation adjustments	34,998	—	—	34,998

Total other comprehensive income (loss), net of tax	35,232	(183)	—	35,049

Total comprehensive income, net of tax	196,401	19,526	—	215,927
Comprehensive income attributable to noncontrolling interests	(1,478)	—	—	(1,478)

Comprehensive income attributable to Cinemark USA, Inc.	$194,923	$19,526	$—	$214,449

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2016

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net income	$161,169	$19,709	$—	$180,878
Adjustments to reconcile net income to cash provided by operating activities	189,009	(14,956)	—	174,053
Changes in assets and liabilities	(86,031)	8,850	—	(77,181)

Net cash provided by operating activities	264,147	13,603	—	277,750
Investing activities
Additions to theatre properties and equipment and other	(230,346)	—	—	(230,346)
Acquisition of theatres in U.S.	(15,300)	—	—	(15,300)
Proceeds from sale of theatre properties and equipment and other	16,849	—	—	16,849
Investment in joint ventures and other	(1,000)	(703)	—	(1,703)

Net cash used for investing activities	(229,797)	(703)	—	(230,500)
Financing activities
Dividends paid to parent	(93,650)	—	—	(93,650)
Proceeds from issuance of Senior Notes, net of discount	222,750	—	—	222,750
Retirement of Senior Subordinated Notes	(200,000)	—	—	(200,000)
Repayments of long-term debt	(15,217)	—	—	(15,217)
Payment of debt issue costs	(4,504)	—	—	(4,504)
Payments on capital leases	(14,655)	—	—	(14,655)
Other	(5,546)	—	—	(5,546)

Net cash used for financing activities	(110,822)	—	—	(110,822)
Effect of exchange rate changes on cash and cash equivalents	2,081	—	—	2,081

Increase (decrease) in cash and cash equivalents	(74,391)	12,900	—	(61,491)
Cash and cash equivalents:
Beginning of year	394,852	193,651	—	588,503

End of year	$320,461	$206,551	$—	$527,012

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

Item 6. Exhibits

+10.1	Second Amended and Restated Non-Employee Director Compensation Policy effective June 4, 2015 (incorporated by reference to Exhibit 10.1 of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 8, 2016).

*31.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark USA, Inc. for the quarter ended September 30, 2016, filed November 9, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

+	Any management contract, compensatory plan or arrangement.
*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK USA, INC.
Registrant

DATE: November 9, 2016

/s/Mark Zoradi
Mark Zoradi
Chief Executive Officer

/s/Sean Gamble
Sean Gamble
Chief Financial Officer

EXHIBIT INDEX

+10.1	Second Amended and Restated Non-Employee Director Compensation Policy effective June 4, 2015 (incorporated by reference to Exhibit 10.1 of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 8, 2016).

*31.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark USA, Inc. for the quarter ended September 30, 2016, filed November 9, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

+	Any management contract, compensatory plan or arrangement.
*	filed herewith.