Form 10-Q
period 2017-09-30
CINEMARK USA INC /TX
filed 2017-11-06
CIK 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, 1,500 shares of Class A and 182,648 shares of Class B common stock were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data, unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$469,309	$561,138
Inventories	16,844	16,961
Accounts receivable	82,647	74,993
Current income tax receivable	4,381	7,367
Prepaid expenses and other	17,010	15,754
Accounts receivable from parent	14,192	10,080
Total current assets	604,383	686,293

Theatre properties and equipment	3,268,653	3,059,754
Less: accumulated depreciation and amortization	1,477,047	1,355,218
Theatre properties and equipment, net	1,791,606	1,704,536

Other assets
Goodwill	1,294,342	1,262,963
Intangible assets - net	335,657	334,899
Investment in NCM	204,347	189,995
Investments in and advances to affiliates	112,878	98,317
Long-term deferred tax asset	2,098	2,051
Deferred charges and other assets - net	40,391	37,555
Total other assets	1,989,713	1,925,780

Total assets	$4,385,702	$4,316,609

Liabilities and equity

Current liabilities
Current portion of long-term debt	$7,099	$5,671
Current portion of capital lease obligations	24,836	21,139
Current income tax payable	7,893	5,071
Current liability for uncertain tax positions	11,714	10,085
Accounts payable and accrued expenses	340,405	400,836
Total current liabilities	391,947	442,802

Long-term liabilities
Long-term debt, less current portion	1,781,952	1,782,441
Capital lease obligations, less current portion	252,047	234,281
Long-term deferred tax liability	144,740	135,014
Long-term liability for uncertain tax positions	7,801	8,105
Deferred lease expenses	41,291	42,378
Deferred revenue - NCM	354,419	343,928
Other long-term liabilities	44,273	43,580
Total long-term liabilities	2,626,523	2,589,727

Commitments and contingencies (see Note 15)

Equity
Cinemark USA, Inc.'s stockholder's equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized,
1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized,
239,893 shares issued and 182,648 shares outstanding	49,543	49,543
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Additional paid-in-capital	1,261,545	1,252,715
Retained earnings	311,279	241,926
Accumulated other comprehensive loss	(242,894)	(247,013)
Total Cinemark USA, Inc.'s stockholder's equity	1,355,240	1,272,938
Noncontrolling interests	11,992	11,142
Total equity	1,367,232	1,284,080

Total liabilities and equity	$4,385,702	$4,316,609

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Admissions	$425,128	$472,842	$1,351,477	$1,364,737
Concession	247,027	261,391	777,573	752,798
Other	38,593	34,341	112,503	100,312
Total revenues	710,748	768,574	2,241,553	2,217,847
Cost of operations
Film rentals and advertising	226,229	249,766	725,603	733,101
Concession supplies	40,178	41,888	124,117	116,999
Salaries and wages	87,305	84,460	261,318	243,833
Facility lease expense	81,919	82,848	248,569	241,904
Utilities and other	92,341	94,999	271,751	265,506
General and administrative expenses	36,512	34,660	111,179	106,986
Depreciation and amortization	58,052	54,187	174,545	155,874
Impairment of long-lived assets	5,026	406	9,600	2,323
Loss on sale of assets and other	8,576	6,940	9,464	10,985
Total cost of operations	636,138	650,154	1,936,146	1,877,511
Operating income	74,610	118,420	305,407	340,336
Other income (expense)
Interest expense	(26,317)	(26,659)	(79,208)	(81,980)
Loss on debt amendments and refinancing	—	—	(246)	(13,284)
Interest income	1,678	1,665	4,391	5,030
Foreign currency exchange gain	584	485	2,018	2,883
Distributions from NCM	2,144	1,381	11,704	10,117
Equity in income of affiliates	10,902	12,390	26,767	24,597
Total other expense	(11,009)	(10,738)	(34,574)	(52,637)
Income before income taxes	63,601	107,682	270,833	287,699
Income taxes	24,797	41,165	99,167	106,821
Net income	$38,804	$66,517	$171,666	$180,878
Less: Net income attributable to noncontrolling interests	401	471	1,438	1,454
Net income attributable to Cinemark USA, Inc.	$38,403	$66,046	$170,228	$179,424

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$38,804	$66,517	$171,666	$180,878
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $0, $0, $0 and $138	—	—	—	234
Other comprehensive income (loss) in equity method investments	(11)	(7)	92	(183)
Foreign currency translation adjustments	9,085	(3,669)	5,578	34,998
Total other comprehensive income (loss), net of tax	9,074	(3,676)	5,670	35,049
Total comprehensive income, net of tax	47,878	62,841	177,336	215,927
Comprehensive income attributable to noncontrolling interests	(401)	(475)	(1,438)	(1,478)
Comprehensive income attributable to Cinemark USA, Inc.	$47,477	$62,366	$175,898	$214,449

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$171,666	$180,878
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	173,378	154,308
Amortization of intangible and other assets and favorable/unfavorable leases	1,167	1,566
Amortization of long-term prepaid rents	1,540	1,357
Amortization of debt issue costs	4,619	4,068
Amortization of deferred revenues, deferred lease incentives and other	(12,037)	(13,017)
Impairment of long-lived assets	9,600	2,323
Share based awards compensation expense	8,862	9,458
Loss on sale of assets and other	9,464	10,985
Write-off of unamortized debt issue costs associated with early retirement of debt	—	2,369
Deferred lease expenses	(1,019)	(809)
Equity in income of affiliates	(26,767)	(24,597)
Deferred income tax expenses	9,541	16,382
Distributions from equity investees	17,321	9,660
Changes in assets and liabilities and other	(56,399)	(77,181)
Net cash provided by operating activities	310,936	277,750
Investing activities
Additions to theatre properties and equipment and other	(262,730)	(230,346)
Acquisitions of theatres in the U.S. and international markets	(41,000)	(15,300)
Proceeds from sale of theatre properties and equipment and other	14,816	3,398
Proceeds from sale of marketable securities	—	13,451
Investment in joint ventures and other	(1,178)	(1,703)
Net cash used for investing activities	(290,092)	(230,500)
Financing activities
Dividends paid to parent	(100,875)	(93,650)
Payroll taxes paid as a result of restricted stock withholdings	(2,943)	(6,828)
Proceeds from issuance of Senior Notes, net of discount	—	222,750
Retirement of Senior Subordinated Notes	—	(200,000)
Repayments of long-term debt	(2,855)	(15,217)
Payment of debt issue costs	(817)	(4,504)
Payments on capital leases	(15,814)	(14,655)
Proceeds from financing lease	10,200	—
Other	(620)	1,282
Net cash used for financing activities	(113,724)	(110,822)
Effect of exchange rate changes on cash and cash equivalents	1,051	2,081
Decrease in cash and cash equivalents	(91,829)	(61,491)
Cash and cash equivalents:
Beginning of period	561,138	588,503
End of period	$469,309	$527,012

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

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2016, included in the Annual Report on Form 10-K filed March 3, 2017 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be achieved for the full year.

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

The Company will adopt the amendments within these accounting standards updates in the first quarter of 2018 using the modified retrospective transition method. The Company is continuing to evaluate the impact of these accounting standards updates on its condensed consolidated financial statements, specifically with respect to the Company’s Exhibitor Services Agreement (“ESA”) with NCM, loyalty program accounting, breakage income for stored value cards as well as other ancillary and contractual revenues.  The Company believes its ESA with NCM includes a significant financing component and, as a result, other revenues will increase with a similar offsetting increase in interest expense each year until the ESA term expires.  In addition, the amortization method used to amortize the deferred revenue associated with the ESA will change to straight-line under the new accounting standards due to the nature of the Company’s performance obligation under the ESA. The change in amortization method will result in a cumulative effect adjustment upon adoption, the value of which the Company is currently evaluating.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842), (“ASU 2016-02”). The purpose of ASU 2016-02 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASU 2016-02 will result in the recognition of a right-of-use asset and a lease liability for most operating leases.  New disclosure requirements include qualitative and quantitative information about the amounts recorded in the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 requires a modified retrospective transition by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective with the option to elect certain practical expedients. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-02 on its condensed consolidated financial statements.  The most significant impact of the amendments in ASU 2016-02 will be the recognition of new right-of-use assets and lease liabilities for assets currently subject to operating leases.  The Company will adopt the amendments in ASU 2016-02 in the first quarter of 2019.

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

In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles – Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment, (“ASU 2017-04”). The purpose of ASU 2017-04 is to simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendments should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within that year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company adopted the amendments in ASU 2017-04 during the second quarter of 2017 in order to reduce the complexity of

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

performing its goodwill impairment tests.  As discussed in Note 8, these tests are generally performed in the fourth quarter of each year.  The Company does not expect ASU 2017-04 to have a material impact on its condensed consolidated financial statements.

In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation – Stock Compensation (Topic 718):  Scope Modification Accounting, (“ASU 2017-09”). The amendments in ASU 2017-09 provide guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting as described in ASC Topic 718.  The amendments should be applied on a prospective basis. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. Early adoption is permitted.  The Company does not expect ASU 2017-09 to have a material impact on its condensed consolidated financial statements.

In August 2017, the FASB issued Accounting Standards Update 2017-12, Derivatives and Hedging (Topic 815):  Targeted Improvements to Accounting for Hedging Activities, (“ASU 2017-12”). The amendments in ASU 2017-12 improve the financial reporting of hedging relationships to better reflect the economic results of an entity’s risk management activities in its financial statements.  Additionally, the amendments in ASU 2017-12 simplify certain steps of applying hedge accounting guidance.  ASU 2017-04 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. Early adoption is permitted.  The Company does not expect ASU 2017-12 to have a material impact on its condensed consolidated financial statements.

3.	Long Term Debt Activity

Senior Secured Credit Facility

On June 16, 2017, the Company amended its senior secured credit facility to reduce the rate at which the term loan bears interest by 0.25% and to modify certain covenant definitions within the agreement. The Company incurred debt issue costs of approximately $521 in connection with the amendment, which are reflected as a reduction of long term debt on the condensed consolidated balance sheet as of September 30, 2017.  In addition, the Company incurred approximately $246 in legal fees that are reflected as loss on debt amendments and refinancing on the condensed consolidated statements of income for the nine months ended September 30, 2017.

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt using the market approach, which utilizes quoted market prices that fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820. The carrying value of the Company’s long-term debt was $1,820,112 and $1,822,966 as of September 30, 2017 and December 31, 2016, respectively, excluding unamortized debt discounts and debt issue costs. The fair value of the Company’s long-term debt was $1,840,641 and $1,850,212 as of September 30, 2017 and December 31, 2016, respectively.

4.	Equity

Below is a summary of changes in stockholder’s equity attributable to Cinemark USA, Inc., noncontrolling interests and total equity for the nine months ended September 30, 2017 and 2016:

	Cinemark
	USA, Inc.
	Stockholder’s	Noncontrolling	Total
	Equity	Interests	Equity
Balance at January 1, 2017	$1,272,938	$11,142	$1,284,080
Share based awards compensation expense	8,862	—	8,862
Tax expense related to share based awards vesting	(32)	―	(32)
Dividends paid to parent	(100,875)	—	(100,875)
Dividends paid to noncontrolling interests	—	(588)	(588)
Net income	170,228	1,438	171,666
Other comprehensive income in equity method investees	92	—	92
Foreign currency translation adjustments (see Note 11)	4,027	—	4,027
Balance at September 30, 2017	$1,355,240	$11,992	$1,367,232

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Cinemark
	USA, Inc.
	Stockholder’s	Noncontrolling	Total
	Equity	Interests	Equity
Balance at January 1, 2016	$1,102,146	$11,105	$1,113,251
Share based awards compensation expense	9,458	―	9,458
Tax benefit related to share based awards vesting	1,797	―	1,797
Dividends paid to parent	(93,650)	―	(93,650)
Dividends paid to noncontrolling interests	―	(515)	(515)
Net income	179,424	1,454	180,878
Fair value adjustments on interest rate swap agreements designated as hedges, net of settlements, net of taxes of $138	234	―	234
Gain realized on available-for-sale securities, net of taxes of $1,180	(2,011)	―	(2,011)
Other comprehensive loss in equity method investees	(183)	―	(183)
Foreign currency translation adjustments	34,974	24	34,998
Balance at September 30, 2016	$1,232,189	$12,068	$1,244,257

5.	Investment in National CineMedia

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

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

			Distributions
	Investment	Deferred	from	Equity in	Other	Cash
	in NCM	Revenue	NCM	Income	Revenue	Received
Balance as of January 1, 2017	$189,995	$(343,928)
Receipt of common units due to annual common unit adjustment	18,363	(18,363)	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(8,446)	8,446
Receipt of excess cash distributions	(10,020)	—	(9,630)	—	—	19,650
Receipt under tax receivable agreement	(2,089)	—	(2,074)	—	—	4,163
Equity in earnings	8,098	—	—	(8,098)	—	—
Amortization of deferred revenue	—	7,872	—	—	(7,872)	—
Balance as of and for the nine months ended September 30, 2017	$204,347	$(354,419)	$(11,704)	$(8,098)	$(16,318)	$32,259

(1)

Amount includes the per patron and per digital screen theatre access fees due to the Company, net of amounts paid to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $8,382.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

During the three months ended September 30, 2017 and 2016, the Company recorded equity in earnings of approximately $5,032 and $5,815, respectively. During the nine months ended September 30, 2017 and 2016, the Company recorded equity in earnings of approximately $8,098 and $7,660, respectively.

The Company made payments to NCM of approximately $75 and $41 during the nine months ended September 30, 2017 and 2016, respectively, related to installation of certain equipment used for digital advertising, which is included in theatre properties and equipment on the condensed consolidated balance sheets.

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

As of September 30, 2017, the Company owned a total of 27,871,862 common units of NCM, representing an ownership interest of approximately 18%. The estimated fair value of the Company’s investment in NCM was approximately $194,546 based on NCM, Inc.’s stock price as of September 30, 2017 of $6.98 per share (Level 1 input as defined in FASB ASC Topic 820), which was less than the Company’s carrying value of $204,347.  The Company does not believe that the decline in NCM, Inc.’s stock price is other than temporary and therefore, no impairment of the Company’s investment in NCM was recorded during the nine months ended September 30, 2017.  The market value of NCM, Inc.’s stock price may change due to the performance of the business, industry trends, general and economic conditions and other factors.

Below is summary financial information for NCM for the three and six months ended June 29, 2017 (the financial information for the three and nine months ended September 28, 2017 is not yet available) and the three and nine months ended September 29, 2016:

	Three Months	Six Months	Three Months Ended	Nine Months Ended
	Ended June 29, 2017	Ended June 29, 2017	September 29, 2016	September 29, 2016
Gross revenues	$97,042	$168,962	$113,476	$305,101
Operating income	$28,430	$33,500	$48,481	$100,911
Net income	$15,377	$7,465	$23,909	$49,619

6.	Other Investments

Below is a summary of activity for each of the Company’s other investments for the nine months ended September 30, 2017:

	DCIP	AC JV, LLC	DCDC	Other	Total
Balance at January 1, 2017	$87,819	$5,980	$2,750	$1,768	$98,317
Cash contributions	1,109	—	—	68	1,177
Cash distributions	(5,212)	—	—	—	(5,212)
Equity in income	16,820	996	853	—	18,669
Equity in other comprehensive income	92	—	—	—	92
Other	—	—	—	(165)	(165)
Balance at September 30, 2017	$100,628	$6,976	$3,603	$1,671	$112,878

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Digital Cinema Implementation Partners LLC (“DCIP”)

On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as DCIP to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. As of September 30, 2017, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting.

Below is summary financial information for DCIP for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Gross revenues	$39,961	$48,274	$132,535	$133,675
Operating income	$22,702	$31,180	$80,574	$82,369
Net income	$19,701	$26,949	$69,458	$67,728

As of September 30, 2017, the Company had 3,796 digital projection systems being leased under the master equipment lease agreement with Kasima LLC, which is an indirect subsidiary of DCIP and a related party to the Company. The Company had the following transactions, reflected in utilities and other costs on the condensed consolidated income statement, with DCIP during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Equipment lease payments	$1,452	$1,333	$4,333	$3,864
Warranty reimbursements from DCIP	$(2,234)	$(1,608)	$(6,141)	$(4,367)
Management service fees	$207	$207	$619	$619

AC JV, LLC

During December 2013, the Company, Regal, AMC (the “AC Founding Members”) and NCM entered into a series of agreements that resulted in the formation of AC JV, LLC (“AC”), a joint venture that owns “Fathom Events” (consisting of Fathom Events and Fathom Consumer Events) formerly operated by NCM.  The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators to provide additional programs that augment their feature film schedule. The Fathom Consumer Events business includes live and pre-recorded concerts featuring contemporary music, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. The Company paid event fees to AC of $9,448 and $7,808 for the nine months ended September 30, 2017 and 2016, respectively, which are included in film rentals and advertising costs on the condensed consolidated statements of income.

AC was formed by the AC Founding Members and NCM. NCM, under a contribution agreement, contributed the assets associated with its Fathom Events division to AC in exchange for 97% ownership of the Class A Units of AC. Under a separate contribution agreement, the Founding Members each contributed cash of approximately $268 to AC in exchange for 1% of the Class A Units of AC. Subsequently,  NCM and the Founding Members entered into a Membership Interest Purchase Agreement, under which NCM sold each of the Founding Members 31% of its Class A Units in AC, the aggregate value of which was determined to be $25,000, in exchange for a six-year promissory note.  Each of the Founding Members’ promissory notes were originally for $8,333, bear interest at 5% per annum and require annual principal and interest payments. The remaining outstanding balance of the note payable from the Company to NCM as of September 30, 2017 was $4,167.

Digital Cinema Distribution Coalition

Digital Cinema Distribution Coalition (“DCDC”) is a joint venture among the Company, Universal, Warner Bros., AMC and Regal.  DCDC operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company paid approximately $637 and $707 to DCDC during the nine months

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

ended September 30, 2017 and 2016, respectively, related to content delivery services provided by DCDC.  These fees are included in film rentals and advertising costs on the condensed consolidated statements of income.

7.	Share Based Awards

Restricted Stock – During the nine months ended September 30, 2017, Cinemark Holdings, Inc. granted 237,933 shares of restricted stock to its directors and to employees of the Company. The fair value of the restricted stock granted was determined based on the market value of Cinemark Holdings, Inc.’s common stock on the dates of grant, which ranged from $38.65 to $42.37 per share. The Company assumed forfeiture rates that ranged from 0% to 10% for the restricted stock awards. The restricted stock granted to Cinemark Holdings, Inc.’s directors vests over a one year service period. The restricted stock granted to the Company’s employees vests over a four year service period. The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock activity for the nine months ended September 30, 2017:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2017	606,618	$33.51
Granted	237,933	$41.94
Vested	(192,152)	$36.26
Forfeited	(9,550)	$33.00
Outstanding at September 30, 2017	642,849	$35.82
Unvested restricted stock at September 30, 2017	642,849	$35.82

	Nine Months Ended September 30,
	2017	2016
Compensation expense recognized by the Company during the period	$5,673	$5,762
Additional compensation expense recognized by Cinemark Holdings, Inc. during the period	$625	$789
Fair value of restricted shares held by Company employees that vested during the period	$917	$13,739
Fair value of restricted shares held by Cinemark Holdings, Inc.’s directors that vested during the period	$7,252	$923
Income tax benefit recognized upon vesting of restricted stock awards held by Company employees	$2,280	$5,167
Additional income tax benefit recognized upon vesting of restricted stock awards held by Cinemark Holdings, Inc.'s directors	$385	$388

As of September 30, 2017, the estimated remaining unrecognized compensation expense related to unvested restricted stock awards was $15,335, of which $14,456 will be recognized by the Company and $879 of which will be recognized by Cinemark Holdings, Inc. The weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Restricted Stock Units – During the nine months ended September 30, 2017, Cinemark Holdings, Inc. granted restricted stock units representing 175,634 hypothetical shares of its common stock to employees of the Company. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the two fiscal year periods ending December 31, 2018 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments as specified by Cinemark Holdings, Inc.’s Compensation Committee prior to the grant date. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a prorata basis according to the IRR achieved by the Company during the performance period. If the IRR for the two-year period is at least 7%, which is the threshold, one-third of the maximum restricted stock units vest. If the IRR for the two-year period is at least 9.5%, which is the target, two-thirds of the

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

maximum restricted stock units vest. If the IRR for the two-year period is at least 13%, which is the maximum, 100% of the maximum restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. Further, as an example, if the Company achieves an IRR equal to 11%, the number of restricted stock units that shall vest will be greater than the target but less than the maximum number that would have vested had the Company achieved the highest IRR.  All restricted stock units granted during 2017 will vest subject to an additional two-year service requirement and will be paid in the form of shares of Cinemark Holdings, Inc.’s common stock if the participant continues to provide services through February 2021, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments from the grant date if, and at the time that, the restricted stock unit awards vest.

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the nine months ended September 30, 2017 at each of the three target levels of financial performance (excluding forfeiture assumptions):

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

	Nine Months Ended September 30,
	2017	2016
Number of restricted stock unit awards that vested during the period	97,115	213,984
Fair value of restricted stock unit awards that vested during the period	$4,155	$7,260
Accumulated dividends paid upon vesting of restricted stock unit awards	$313	$662
Compensation expense recognized during the period	$3,189	$3,696
Income tax benefit recognized upon vesting of restricted stock unit awards	$1,745	$3,049

As of September 30, 2017, the estimated remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $8,314. The weighted average period over which this remaining compensation expense will be recognized is approximately two years. As of September 30, 2017, the Company had restricted stock units outstanding that represented a total of 628,189 hypothetical shares of Cinemark Holdings, Inc.’s common stock, net of actual cumulative forfeitures of 7,407 units, assuming the maximum IRR level is achieved for all grants outstanding.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

8.	Goodwill and Other Intangible Assets

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2017 (1)	$1,164,163	$98,800	$1,262,963
Acquisitions of theatres (2)	9,878	20,401	30,279
Foreign currency translation adjustments	—	1,100	1,100
Balance at September 30, 2017 (1)	$1,174,041	$120,301	$1,294,342

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.
(2)	Represents preliminary purchase price allocations associated with the acquisitions of theatres.

The Company evaluates goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable.  The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of its nineteen regions in the U.S. and seven countries internationally with Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala considered one reporting unit (the Company does not have goodwill recorded for all of its international locations).  For the year ended December 31, 2016, the Company performed a qualitative goodwill impairment assessment on all reporting units, in accordance with ASC Topic 350-20-35.  No events or changes in circumstances occurred during the nine months ended September 30, 2017 that indicated the carrying value of goodwill might exceed its estimated fair value.

Intangible assets consisted of the following:

	Balance at				Balance at
	January 1,				September 30,
	2017	Additions (1)	Amortization	Other (2)	2017
Intangible assets with finite lives:
Gross carrying amount	$99,796	$4,453	$—	$(1,332)	$102,917
Accumulated amortization	(64,606)	―	(3,606)	1,162	(67,050)
Total net intangible assets with finite lives	$35,190	$4,453	$(3,606)	$(170)	$35,867

Intangible assets with indefinite lives:
Tradename	299,709	―	―	81	299,790
Total intangible assets — net	$334,899	$4,453	$(3,606)	$(89)	$335,657

(1)	Amount represents preliminary fair values allocated to intangible assets acquired as part of the acquisitions of theatres.
(2)	Amounts represent foreign currency translation adjustments and the write-off of a favorable lease associated with a closed domestic theatre.

For the year ended December 31, 2016, the Company performed a qualitative assessment for all indefinite-lived tradename assets other than its tradename in Ecuador, for which the Company performed a quantitative assessment.  For the year ended December 31, 2016, the Company also performed a quantitative test on its definite-lived tradename associated with certain of its Rave branded theatres acquired in 2013.  No events or changes in circumstances occurred during the nine months ended September 30, 2017 that indicated the carrying value of its tradename assets might exceed their estimated fair values.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Estimated aggregate future amortization expense for intangible assets is as follows:

For the three months ended December 31, 2017	$1,668
For the twelve months ended December 31, 2018	5,964
For the twelve months ended December 31, 2019	5,101
For the twelve months ended December 31, 2020	4,995
For the twelve months ended December 31, 2021	2,444
Thereafter	15,695
Total	$35,867

9.	Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. See discussion of the Company’s long-lived asset impairment evaluation process in “Critical Accounting Policies” in its Annual Report on Form 10-K for the year ended December 31, 2016, filed March 3, 2017.  As noted in the discussion, fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the nine months ended September 30, 2017 and 2016. As of September 30, 2017, the estimated aggregate fair value of the long-lived assets impaired during the nine months ended September 30, 2017 was approximately $5,367.

The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

Below is a summary of impairment charges for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
U.S. theatre properties	$1,054	$406	$1,411	$1,500
International theatre properties	3,972	—	8,189	823
Impairment of long-lived assets	$5,026	$406	$9,600	$2,323

10.	Fair Value Measurements

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis under ASC Topic 820 as of December 31, 2016 or September 30, 2017.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016:

Liabilities (1)
2016
Beginning balance - January 1	$373
Total loss included in accumulated other comprehensive loss	71
Settlements included in interest expense	(444)
Ending balance - September 30	$—

(1)	The Company was previously party to an interest rate swap agreement, which expired in April 2016.

The Company uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 7 and Note 8). See additional explanation of fair value measurement techniques used for long-lived assets, goodwill and intangible assets in “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 3, 2017.  There were no changes in valuation techniques and there were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2017.

11.	Foreign Currency Translation

The accumulated other comprehensive loss account in stockholder’s equity of $242,894 and $247,013 as of September 30, 2017 and December 31, 2016, respectively, primarily includes cumulative foreign currency adjustments of $243,020 and $247,047, respectively, from translating the financial statements of the Company’s international subsidiaries.

All foreign countries where the Company has operations are non-highly inflationary, and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.

A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. There has been a steady devaluation of the Argentine peso relative to the U.S. dollar in recent years.  The official cumulative inflation rate for Argentina over the last three years has not definitively reached 100 percent and remeasurement is not required. The Company will continue to monitor the inflation on a quarterly basis to determine whether remeasurement is necessary.

Below is a summary of the impact of translating the September 30, 2017 financial statements of the Company’s international subsidiaries:

			Other
			Comprehensive
	Exchange Rate as of		Income (Loss) for The
Country	September 30, 2017	December 31, 2016	Nine Months Ended September 30, 2017
Brazil	3.17	3.26	$6,700
Argentina	17.70	16.04	(5,918)
Peru	3.35	3.45	1,133
Chile	640.60	679.09	3,136
All other			527
			$5,578

During the nine months ended September 30, 2017, the Company reclassified $1,551 of cumulative foreign currency translation adjustments, related to a Canadian subsidiary that was liquidated, from accumulated other comprehensive loss to foreign currency exchange gain on the condensed consolidated statement of income.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

12.	Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Nine Months Ended
	September 30,
	2017	2016
Cash paid for interest	$58,334	$68,552
Cash paid for income taxes, net of refunds received	$81,271	$66,757
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$(5,947)	$132
Theatre properties acquired under capital lease	$30,517	$11,292
Investment in NCM – receipt of common units (see Note 5)	$18,363	$11,111

(1)	Additions to theatre properties and equipment included in accounts payable as of September 30, 2017 and December 31, 2016 were $34,678 and $40,625, respectively.
13.	Segments

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

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
U.S.	$514,376	$572,916	$1,650,514	$1,677,365
International	200,122	199,476	602,116	551,212
Eliminations	(3,750)	(3,818)	(11,077)	(10,730)
Total revenues	$710,748	$768,574	$2,241,553	$2,217,847

Adjusted EBITDA
U.S.	$109,057	$137,872	$404,095	$410,386
International	44,818	47,351	133,329	128,915
Total Adjusted EBITDA	$153,875	$185,223	$537,424	$539,301

Capital expenditures
U.S.	$65,612	$75,839	$221,604	$175,218
International	14,318	22,984	41,126	55,128
Total capital expenditures	$79,930	$98,823	$262,730	$230,346

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$38,804	$66,517	$171,666	$180,878
Add (deduct):
Income taxes	24,797	41,165	99,167	106,821
Interest expense (1)	26,317	26,659	79,208	81,980
Other income (2)	(13,164)	(14,540)	(33,176)	(32,510)
Loss on debt amendments and refinancing	—	—	246	13,284
Other cash distributions from equity investees (3)	2,402	1,391	17,321	9,660
Depreciation and amortization	58,052	54,187	174,545	155,874
Impairment of long-lived assets	5,026	406	9,600	2,323
Loss on sale of assets and other	8,576	6,940	9,464	10,985
Deferred lease expenses	(297)	(162)	(1,019)	(809)
Amortization of long-term prepaid rents	551	371	1,540	1,357
Share based awards compensation expense	$2,811	$2,289	$8,862	9,458
Adjusted EBITDA	$153,875	$185,223	$537,424	$539,301

(1)	Includes amortization of debt issue costs.
(2)	Includes interest income, foreign currency exchange gain and equity in income of affiliates and excludes distributions from NCM.
(3)

Includes cash distributions received from equity investees that were recorded as a reduction of the respective investment balances (see Notes 5 and 6).  These distributions are reported entirely within the U.S. operating segment.

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2017	2016	2017	2016
U.S.	$514,376	$572,916	$1,650,514	$1,677,365
Brazil	81,545	85,051	264,085	231,556
Other international countries	118,577	114,425	338,031	319,656
Eliminations	(3,750)	(3,818)	(11,077)	(10,730)
Total	$710,748	$768,574	$2,241,553	$2,217,847

Theatre Properties and Equipment-net	September 30, 2017	December 31, 2016
U.S.	$1,392,429	$1,306,643
Brazil	194,171	197,896
Other international countries	205,006	199,997
Total	$1,791,606	$1,704,536

14.	Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is Cinemark Holdings, Inc.’s Chairman of the Board of Directors and directly and indirectly owns approximately 9% of Cinemark Holdings, Inc.’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $451 and $410 of management fee revenues during the nine months ended September 30, 2017 and 2016, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC to use, on occasion, a private aircraft owned by Copper Beech Capital, LLC. Copper Beech Capital, LLC is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech Capital, LLC for the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip.  For the nine months ended September 30, 2017 and 2016, the aggregate amounts paid to Copper Beech Capital, LLC for the use of the aircraft was $89 and $94, respectively.

The Company leases 14 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 15 leases, 14 have fixed minimum annual rent. The one lease without minimum annual rent has rent based upon a specified percentage of gross sales as defined in the lease. For the nine months ended September 30, 2017 and 2016, the Company paid total rent of approximately $18,844 and $17,806, respectively, to Syufy.

The Company has paid certain fees on behalf of its parent, Cinemark Holdings, Inc., and Cinemark Holdings, Inc. has paid income taxes and other items on behalf of the Company. The net receivable from Cinemark Holdings, Inc. as of September 30, 2017 and December 31, 2016 was $14,192 and $10,080, respectively. The Company paid Cinemark Holdings, Inc. dividends of $100,875 and $93,650 during the nine months ended September 30, 2017 and 2016, respectively.

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

16.	Condensed Consolidating Financial Information of Subsidiary Guarantors

As of September 30, 2017, the Company had outstanding $400,000 aggregate principal amount of 5.125% senior notes due 2022, or the 5.125% Senior Notes, and $755,000 aggregate principal amount of 4.875% senior notes due 2023,  or the 4.875% Senior Notes, (collectively the “Notes”). These Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the following subsidiaries of Cinemark USA, Inc.:

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

The following supplemental condensed consolidating financial information presents:

a.

Condensed consolidating balance sheet information as of December 31, 2016 and September 30, 2017, condensed consolidating statements of income information for the three and nine months ended September 30, 2017 and 2016, condensed consolidating statements of comprehensive income information for the three and nine months ended September 30, 2017 and 2016 and condensed consolidating statements of cash flows information for the nine months ended September 30, 2017 and 2016.

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

c.	Elimination entries necessary to consolidate the Parent and all of its Subsidiaries

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

DECEMBER 31, 2016

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$146,855	$281,023	$133,260	$—	$561,138
Other current assets	62,425	15,098	71,706	(34,154)	115,075
Accounts receivable from parent or subsidiaries	76,550	121,478	—	(187,948)	10,080
Total current assets	285,830	417,599	204,966	(222,102)	686,293
Theatre properties and equipment - net	604,506	678,984	421,046	—	1,704,536
Investment in subsidiaries	1,570,592	132,892	—	(1,703,484)	—
Other assets	1,409,320	134,284	488,535	(106,359)	1,925,780
Total assets	$3,870,248	$1,363,759	$1,114,547	$(2,031,945)	$4,316,609
Liabilities and equity
Current liabilities
Current portion of long-term debt	$4,282	$—	$1,409	$(20)	$5,671
Current portion of capital lease obligations	7,903	9,541	3,695	—	21,139
Accounts payable and accrued expenses	197,789	121,640	113,020	(16,457)	415,992
Accounts payable to parent or subsidiaries	—	—	187,948	(187,948)	—
Total current liabilities	209,974	131,181	306,072	(204,425)	442,802
Long-term liabilities
Long-term debt, less current portion	1,879,663	—	12,600	(109,822)	1,782,441
Capital lease obligations, less current portion	124,944	71,228	38,109	—	234,281
Other long-term liabilities and deferrals	382,729	84,429	120,061	(14,214)	573,005
Total long-term liabilities	2,387,336	155,657	170,770	(124,036)	2,589,727
Commitments and contingencies
Equity
Cinemark USA, Inc.'s stockholder's equity:
Common stock	49,543	457,368	10,239	(467,607)	49,543
Other stockholder's equity	1,223,395	619,553	616,324	(1,235,877)	1,223,395
Total Cinemark USA, Inc. stockholder's equity	1,272,938	1,076,921	626,563	(1,703,484)	1,272,938
Noncontrolling interests	—	—	11,142	—	11,142
Total equity	1,272,938	1,076,921	637,705	(1,703,484)	1,284,080
Total liabilities and equity	$3,870,248	$1,363,759	$1,114,547	$(2,031,945)	$4,316,609

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

SEPTEMBER 30, 2017

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$103,288	$176,544	$189,477	$—	$469,309
Other current assets	116,950	21,556	74,362	(91,986)	120,882
Accounts receivable from parent or subsidiaries	131,040	97,739	—	(214,587)	14,192
Total current assets	351,278	295,839	263,839	(306,573)	604,383
Theatre properties and equipment - net	622,590	747,046	421,970	—	1,791,606
Investment in subsidiaries	1,613,492	158,349	—	(1,771,841)	—
Other assets	1,433,344	134,645	536,003	(114,279)	1,989,713
Total assets	$4,020,704	$1,335,879	$1,221,812	$(2,192,693)	$4,385,702
Liabilities and equity
Current liabilities
Current portion of long-term debt	$5,710	$—	$1,389	$—	$7,099
Current portion of capital lease obligations	9,223	10,799	4,814	—	24,836
Accounts payable and accrued expenses	245,075	91,234	99,276	(75,573)	360,012
Accounts payable to parent or subsidiaries	—	—	214,587	(214,587)	—
Total current liabilities	260,008	102,033	320,066	(290,160)	391,947
Long-term liabilities
Long-term debt, less current portion	1,879,174	—	12,600	(109,822)	1,781,952
Capital lease obligations, less current portion	128,080	78,681	45,286	—	252,047
Other long-term liabilities and deferrals	398,202	82,665	132,527	(20,870)	592,524
Total long-term liabilities	2,405,456	161,346	190,413	(130,692)	2,626,523
Commitments and contingencies
Equity
Cinemark USA, Inc.'s stockholder's equity:
Common stock	49,543	457,368	10,238	(467,606)	49,543
Other stockholder's equity	1,305,697	615,132	689,103	(1,304,235)	1,305,697
Total Cinemark USA, Inc. stockholder's equity	1,355,240	1,072,500	699,341	(1,771,841)	1,355,240
Noncontrolling interests	—	—	11,992	—	11,992
Total equity	1,355,240	1,072,500	711,333	(1,771,841)	1,367,232
Total liabilities and equity	$4,020,704	$1,335,879	$1,221,812	$(2,192,693)	$4,385,702

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2016

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$260,296	$312,447	$208,654	$(12,823)	$768,574
Cost of operations
Theatre operating expenses	204,521	211,283	150,980	(12,823)	553,961
General and administrative expenses	3,094	20,125	11,441	—	34,660
Depreciation and amortization	17,690	20,891	15,606	—	54,187
Impairment of long-lived assets	406	—	—	—	406
Loss on sale of assets and other	2,047	4,660	233	—	6,940
Total cost of operations	227,758	256,959	178,260	(12,823)	650,154
Operating income	32,538	55,488	30,394	—	118,420
Other income (expense)
Interest expense	(23,552)	(1,847)	(1,607)	347	(26,659)
Distributions from NCM	—	—	1,381	—	1,381
Equity in income of affiliates	60,972	20,481	11,341	(80,404)	12,390
Other income (expense)	104	(4)	2,397	(347)	2,150
Total other income (expense)	37,524	18,630	13,512	(80,404)	(10,738)
Income before income taxes	70,062	74,118	43,906	(80,404)	107,682
Income taxes	4,016	20,903	16,246	—	41,165
Net income	66,046	53,215	27,660	(80,404)	66,517
Less: Net income attributable to noncontrolling interests	—	—	471	—	471
Net income attributable to Cinemark USA, Inc.	$66,046	$53,215	$27,189	$(80,404)	$66,046

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2017

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$230,580	$287,525	$209,042	$(16,399)	$710,748
Cost of operations
Theatre operating expenses	192,155	200,571	151,645	(16,399)	527,972
General and administrative expenses	2,632	19,697	14,183	—	36,512
Depreciation and amortization	19,118	21,413	17,521	—	58,052
Impairment of long-lived assets	1,054	-	3,972	—	5,026
Loss on sale of assets and other	3,075	4,277	1,224	—	8,576
Total cost of operations	218,034	245,958	188,545	(16,399)	636,138
Operating income	12,546	41,567	20,497	—	74,610
Other income (expense)
Interest expense	(23,565)	(1,984)	(1,127)	359	(26,317)
Distributions from NCM	—	—	2,144	—	2,144
Equity in income of affiliates	46,446	13,101	9,578	(58,223)	10,902
Other income	307	471	1,843	(359)	2,262
Total other income (expense)	23,188	11,588	12,438	(58,223)	(11,009)
Income before income taxes	35,734	53,155	32,935	(58,223)	63,601
Income taxes	(2,669)	15,596	11,870	-	24,797
Net income	38,403	37,559	21,065	(58,223)	38,804
Less: Net income attributable to noncontrolling interests	—	—	401	—	401
Net income attributable to Cinemark USA, Inc.	$38,403	$37,559	$20,664	$(58,223)	$38,403

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2016

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$758,952	$919,705	$579,483	$(40,293)	$2,217,847
Cost of operations
Theatre operating expenses	600,225	620,886	420,525	(40,293)	1,601,343
General and administrative expenses	10,727	63,816	32,443	—	106,986
Depreciation and amortization	51,687	60,782	43,405	—	155,874
Impairment of long-lived assets	1,501	—	822	—	2,323
Loss on sale of assets and other	1,623	8,598	764	—	10,985
Total cost of operations	665,763	754,082	497,959	(40,293)	1,877,511
Operating income	93,189	165,623	81,524	—	340,336
Other income (expense)
Interest expense	(72,667)	(5,720)	(4,543)	950	(81,980)
Loss on debt amendments and refinancing	(13,284)	—	—	—	(13,284)
Distributions from NCM	1,310	—	8,807	—	10,117
Equity in income of affiliates	173,232	55,812	23,309	(227,756)	24,597
Other income	237	24	8,602	(950)	7,913
Total other income (expense)	88,828	50,116	36,175	(227,756)	(52,637)
Income before income taxes	182,017	215,739	117,699	(227,756)	287,699
Income taxes	2,593	62,281	41,947	—	106,821
Net income	179,424	153,458	75,752	(227,756)	180,878
Less: Net income attributable to noncontrolling interests	—	—	1,454	—	1,454
Net income attributable to Cinemark USA, Inc.	$179,424	$153,458	$74,298	$(227,756)	$179,424

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2017

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$748,282	$903,500	$631,035	$(41,264)	$2,241,553
Cost of operations
Theatre operating expenses	594,731	618,160	459,731	(41,264)	1,631,358
General and administrative expenses	9,257	60,906	41,016	—	111,179
Depreciation and amortization	58,969	63,574	52,002	—	174,545
Impairment of long-lived assets	1,340	71	8,189	—	9,600
(Gain) loss on sale of assets and other	8,580	(405)	1,289	—	9,464
Total cost of operations	672,877	742,306	562,227	(41,264)	1,936,146
Operating income	75,405	161,194	68,808	—	305,407
Other income (expense)
Interest expense	(70,348)	(5,717)	(4,217)	1,074	(79,208)
Loss on debt amendments and refinancing	(246)	—	—	—	(246)
Distributions from NCM	—	—	11,704	—	11,704
Equity in income of affiliates	166,691	42,855	24,905	(207,684)	26,767
Other income	2,194	633	4,656	(1,074)	6,409
Total other income (expense)	98,291	37,771	37,048	(207,684)	(34,574)
Income before income taxes	173,696	198,965	105,856	(207,684)	270,833
Income taxes	3,468	59,495	36,204	-	99,167
Net income	170,228	139,470	69,652	(207,684)	171,666
Less: Net income attributable to noncontrolling interests	—	—	1,438	—	1,438
Net income attributable to Cinemark USA, Inc.	$170,228	$139,470	$68,214	$(207,684)	$170,228

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2016

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$66,046	$53,215	$27,660	$(80,404)	$66,517
Other comprehensive loss, net of tax
Other comprehensive loss of equity method investments	(7)	—	—	—	(7)
Foreign currency translation adjustments	(3,673)	—	(3,669)	3,673	(3,669)
Total other comprehensive loss, net of tax	(3,680)	—	(3,669)	3,673	(3,676)
Total comprehensive income, net of tax	$62,366	$53,215	$23,991	$(76,731)	$62,841
Comprehensive income attributable to noncontrolling interests	—	—	(475)	—	(475)
Comprehensive income attributable to Cinemark USA, Inc.	$62,366	$53,215	$23,516	$(76,731)	$62,366

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2017

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$38,403	$37,559	$21,065	$(58,223)	$38,804
Other comprehensive income (loss), net of tax
Other comprehensive loss of equity method investments	(11)	—	(11)	11	(11)
Foreign currency translation adjustments	9,085	—	9,085	(9,085)	9,085
Total other comprehensive income, net of tax	9,074	—	9,074	(9,074)	9,074
Total comprehensive income, net of tax	$47,477	$37,559	$30,139	$(67,297)	$47,878
Comprehensive income attributable to noncontrolling interests	—	—	(401)	—	(401)
Comprehensive income (loss) attributable to Cinemark USA, Inc.	$47,477	$37,559	$29,738	$(67,297)	$47,477

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2016

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$179,424	$153,458	$75,752	$(227,756)	$180,878
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $138	234	—	—	—	234
Other comprehensive loss of equity method investments	(183)	—	—	—	(183)
Foreign currency translation adjustments	34,974	—	34,998	(34,974)	34,998
Total other comprehensive income, net of tax	35,025	—	34,998	(34,974)	35,049
Total comprehensive income, net of tax	$214,449	$153,458	$110,750	$(262,730)	$215,927
Comprehensive income attributable to noncontrolling interests	—	—	(1,478)	—	(1,478)
Comprehensive income attributable to Cinemark USA, Inc.	$214,449	$153,458	$109,272	$(262,730)	$214,449

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2017

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$170,228	$139,470	$69,652	$(207,684)	$171,666
Other comprehensive income, net of tax
Other comprehensive income of equity method investments	92	—	92	(92)	92
Foreign currency translation adjustments	5,578	—	5,578	(5,578)	5,578
Total other comprehensive income, net of tax	5,670	—	5,670	(5,670)	5,670
Total comprehensive income, net of tax	$175,898	$139,470	$75,322	$(213,354)	$177,336
Comprehensive income attributable to noncontrolling interests	—	—	(1,438)	—	(1,438)
Comprehensive income attributable to Cinemark USA, Inc.	$175,898	$139,470	$73,884	$(213,354)	$175,898

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2016

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$179,424	$153,458	$75,752	$(227,756)	$180,878
Adjustments to reconcile net income to cash provided by operating activities	(106,960)	21,970	31,287	227,756	174,053
Changes in assets and liabilities	29,668	(87,172)	(19,677)	—	(77,181)
Net cash provided by operating activities	102,132	88,256	87,362	—	277,750
Investing activities
Additions to theatre properties and equipment	(84,633)	(89,554)	(56,159)	—	(230,346)
Acquisition of theatres in the U.S.	(15,300)	—	—	—	(15,300)
Proceeds from sale of theatre properties and equipment and other	2,912	339	147	—	3,398
Proceeds from sale of marketable securities	13,451	—	—	—	13,451
Intercompany note issuances	(4,455)	—	—	4,455
Dividends received from subsidiaries	25,733	8,011	—	(33,744)	—
Investment in joint ventures and other	(1,000)	—	(703)	—	(1,703)
Net cash used for investing activities	(63,292)	(81,204)	(56,715)	(29,289)	(230,500)
Financing activities
Dividends paid to parent	(93,650)	—	(33,744)	33,744	(93,650)
Proceeds from issuance of Senior Notes, net of discount	222,750	—	—	—	222,750
Retirement of Senior Subordinated Notes	(200,000)	—	—	—	(200,000)
Repayments of long-term debt	(15,201)	—	(16)	—	(15,217)
Payments of debt issue costs	(4,504)	—	—	—	(4,504)
Intercompany loan proceeds	-	—	4,455	(4,455)
Payments on capital leases	(4,906)	(7,829)	(1,920)	—	(14,655)
Other	1,797	(6,828)	(515)	—	(5,546)
Net cash used for financing activities	(93,714)	(14,657)	(31,740)	29,289	(110,822)
Effect of exchange rate changes on cash and cash equivalents	—	—	2,081	—	2,081
Increase (decrease) in cash and cash equivalents	(54,874)	(7,605)	988	—	(61,491)
Cash and cash equivalents:
Beginning of year	141,364	95,865	351,274	—	588,503
End of year	$86,490	$88,260	$352,262	$—	$527,012

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2017

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$170,228	$139,470	$69,652	$(207,684)	$171,666
Adjustments to reconcile net income to cash provided by operating activities	(93,073)	28,387	52,671	207,684	195,669
Changes in assets and liabilities	(38,534)	(26,862)	8,997	—	(56,399)
Net cash provided by operating activities	38,621	140,995	131,320	—	310,936
Investing activities
Additions to theatre properties and equipment	(89,111)	(130,816)	(42,803)	—	(262,730)
Acquisition of theatres in the U.S. and international markets	(12,500)	—	(28,500)	—	(41,000)
Proceeds from sale of theatre properties and equipment and other	2,147	12,267	402	—	14,816
Dividends received from subsidiaries	127,600	6	—	(127,606)	—
Investment in joint ventures and other	—	(69)	(1,109)	—	(1,178)
Net cash provided by (used for) investing activities	28,136	(118,612)	(72,010)	(127,606)	(290,092)
Financing activities
Dividends paid to parent	(100,875)	(127,000)	(606)	127,606	(100,875)
Repayments of long-term debt	(2,855)	—	—	—	(2,855)
Payments on capital leases	(5,745)	(7,119)	(2,950)	—	(15,814)
Proceeds from financing lease	-	10,200	-	—	10,200
Other	(849)	(2,943)	(588)	—	(4,380)
Net cash used for financing activities	(110,324)	(126,862)	(4,144)	127,606	(113,724)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,051	—	1,051
Increase (decrease) in cash and cash equivalents	(43,567)	(104,479)	56,217	—	(91,829)
Cash and cash equivalents:
Beginning of year	146,855	281,023	133,260	—	561,138
End of year	$103,288	$176,544	$189,477	$—	$469,309

*   *   *   *   *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. As of September 30, 2017, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 13 to our condensed consolidated financial statements.

We generate revenues primarily from filmed entertainment box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing promotions, studio trailer placements, meeting rentals and electronic video games located in some of our theatres. NCM provides our domestic theatres with various forms of in-theatre advertising. We also offer alternative entertainment, such as live and pre-recorded sports programs, concert events, the Metropolitan Opera, in-theatre gaming and other special events in our theatres through our joint venture, AC JV, LLC.  Our Flix Media initiative has also allowed us to expand our screen advertising and alternative content within our international circuit and to other international exhibitors.

Films leading the box office during the nine months ended September 30, 2017 included the carryover of Rogue One: A Star Wars Story and Hidden Figures and new releases such as Beauty and the Beast, Wonder Woman, Guardians of the Galaxy Vol. 2, Spider Man: Homecoming, It, Despicable Me 3, Logan, The Fate of the Furious, Dunkirk, The LEGO Batman Movie, Get Out, The Boss Baby, Pirates of the Caribbean: Dead Men Tell No Tales, Kong: Skull Island and other films. Films scheduled for release during the remainder of 2017 include Jumanji: Welcome to the Jungle and Coco and well-known franchise films such as Star Wars: The Last Jedi, Justice League, Pitch Perfect 3 and Thor: Ragnarok among other films.

Film rental costs are variable in nature and fluctuate with our admissions revenues. Film rental costs as a percentage of revenues are generally higher for periods in which more blockbuster films are released.  Advertising costs, which are expensed as incurred, are primarily related to campaigns for new and renovated theatres and brand advertising that vary depending on the timing of such campaigns.

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

Facility lease expense is primarily a fixed cost at the theatre level as most of our facility leases require a fixed monthly minimum rent payment. Certain leases are subject to percentage rent only, while others are subject to percentage rent in addition to their fixed monthly rent if a target annual performance level is achieved. Facility lease expense as a percentage of revenues is also affected by the number of theatres under operating leases, the number of theatres under capital leases and the number of fee-owned theatres.

Utilities and other costs include both fixed and variable costs and primarily consists of utilities, expenses for projection and sound equipment maintenance and monitoring, property taxes, janitorial costs, repairs, maintenance and security services.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data and the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating data (in millions):
Revenues
Admissions	$425.1	$472.9	$1,351.5	$1,364.8
Concession	247.1	261.4	777.6	752.8
Other	38.6	34.3	112.5	100.3
Total revenues	$710.8	$768.6	$2,241.6	$2,217.9
Cost of operations
Film rentals and advertising	226.2	249.8	725.6	733.1
Concession supplies	40.2	41.9	124.1	117.0
Salaries and wages	87.3	84.4	261.3	243.8
Facility lease expense	82.0	82.8	248.6	241.9
Utilities and other	92.4	95.0	271.8	265.5
General and administrative expenses	36.5	34.7	111.2	107.0
Depreciation and amortization	58.1	54.2	174.5	155.9
Impairment of long-lived assets	5.0	0.4	9.6	2.3
Loss on sale of assets and other	8.6	7.0	9.5	11.0
Total cost of operations	636.3	650.2	1,936.2	1,877.5
Operating income	$74.5	$118.4	$305.4	$340.4

Operating data as a percentage of total revenues:
Revenues
Admissions	59.8%	61.5%	60.3%	61.5%
Concession	34.8%	34.0%	34.7%	33.9%
Other	5.4%	4.5%	5.0%	4.6%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations (1)
Film rentals and advertising	53.2%	52.8%	53.7%	53.7%
Concession supplies	16.3%	16.0%	16.0%	15.5%
Salaries and wages	12.3%	11.0%	11.7%	11.0%
Facility lease expense	11.5%	10.8%	11.1%	10.9%
Utilities and other	13.0%	12.4%	12.1%	12.0%
General and administrative expenses	5.1%	4.5%	5.0%	4.8%
Depreciation and amortization	8.2%	7.1%	7.8%	7.0%
Impairment of long-lived assets	0.7%	0.1%	0.4%	0.1%
Loss on sale of assets and other	1.2%	0.9%	0.4%	0.5%
Total cost of operations	89.5%	84.6%	86.4%	84.7%
Operating income	10.5%	15.4%	13.6%	15.3%
Average screen count (month end average)	5,939	5,880	5,914	5,846
Average operating screen count (month end average)	5,749	5,785	5,764	5,771
Revenues per average screen (dollars)	$119,675	$130,710	$379,025	$379,379

(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended September 30, 2017 versus September 30, 2016

Revenues. Total revenues decreased $57.8 million to $710.8 million for the three months ended September 30, 2017 (“third quarter of 2017”) from $768.6 million for the three months ended September 30, 2016 (“third quarter of 2016”), representing a 7.5% decrease. The table below, presented by reportable operating segment, summarizes our revenue performance and certain key performance indicators for the three months ended September 30, 2017 and 2016.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency (3)
	2017	2016	% Change	2017	2016	% Change	2017	% Change	2017	2016	% Change
Admissions revenues (1)	$312.3	$354.9	(12.0)%	$112.8	$118.0	(4.4)%	$115.4	(2.2)%	$425.1	$472.9	(10.1)%
Concession revenues (1)	$181.5	$197.5	(8.1)%	$65.6	$63.9	2.7%	$67.0	4.9%	$247.1	$261.4	(5.5)%
Other revenues (1)(2)	$16.9	$16.7	1.2%	$21.7	$17.6	23.3%	$22.2	26.1%	$38.6	$34.3	12.5%
Total revenues (1)(2)	$510.7	$569.1	(10.3)%	$200.1	$199.5	0.3%	$204.6	2.6%	$710.8	$768.6	(7.5)%
Attendance (1)	40.6	48.0	(15.4)%	26.7	28.2	(5.3)%			67.3	76.2	(11.7)%
Average ticket price (1)	$7.69	$7.39	4.1%	$4.22	$4.18	1.0%	$4.32	3.3%	$6.32	$6.21	1.8%
Concession revenues per patron (1)	$4.47	$4.11	8.8%	$2.46	$2.27	8.4%	$2.51	10.6%	$3.67	$3.43	7.0%

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

•

U.S. Admissions revenues decreased $42.6 million primarily due to a 15.4% decrease in attendance, partially offset by a 4.1% increase in average ticket price. The decrease in concession revenues of $16.0 million was primarily due to the 15.4% decrease in attendance, partially offset by an 8.8% increase in concession revenues per patron. The decrease in attendance was due to a weaker slate of films in the third quarter of 2017 compared to the third quarter of 2016, partially offset by the favorable impact of luxury lounger conversions and new theatres. The increase in average ticket price was primarily due to price increases. The increase in concession revenues per patron was primarily due to incremental sales, price increases and new theatres.

•

International. Admissions revenues decreased $5.2 million as reported primarily due to a 5.3% decrease in attendance, partially offset by a 1.0% increase in average ticket price.  Admissions revenues decreased $2.6 million in constant currency, primarily due to the 5.3% decrease in attendance, partially offset by a 3.3% increase in constant currency average ticket price. Concession revenues increased $1.7 million as reported primarily due to an 8.4% increase in concession revenues per patron, partially offset by the 5.3% decrease in attendance.  Concession revenues increased $3.1 million in constant currency, primarily due to a 10.6% increase in constant currency concession revenues per patron, partially offset by the 5.3% decrease in attendance. The decrease in attendance was driven by a weaker slate of films during the third quarter of 2017 compared to the third quarter of 2016, partially offset by the impact of new theatres.  Average ticket price and concession revenues per patron increased primarily due to price increases, which were predominantly driven by local inflation.  Other revenues increased primarily due to incremental screen advertising revenues generated by an expansion of our Flix Media services to affiliates in various countries and increased promotional income.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the three months ended September 30, 2017 and 2016.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2017	2016	2017	2016	Constant Currency 2017 (1)	2017	2016
Film rentals and advertising	$171.5	$193.6	$54.7	$56.2	$56.2	$226.2	$249.8
Concession supplies	26.2	28.2	14.0	13.7	14.2	40.2	41.9
Salaries and wages	64.6	63.2	22.7	21.2	23.5	87.3	84.4
Facility lease expense	59.8	60.5	22.2	22.3	22.4	82.0	82.8
Utilities and other	64.0	66.9	28.4	28.1	29.0	92.4	95.0

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

•

U.S. Film rentals and advertising costs were $171.5 million, or 54.9% of admissions revenues, for the third quarter of 2017 compared to $193.6 million, or 54.6% of admissions revenues, for the third quarter of 2016. The increase in the film rentals and advertising rate was primarily due to a higher box office concentration of top performing films during the third quarter of 2017. Concession supplies expense was $26.2 million, or 14.4% of concession revenues, for the third quarter of 2017 compared to $28.2 million, or 14.3% of concession revenues, for the third quarter of 2016.

Salaries and wages increased to $64.6 million for the third quarter of 2017 from $63.2 million for the third quarter of 2016 primarily due to staffing at new and recently remodeled theatres, increases in minimum wages and staffing for food and beverage initiatives. Facility lease expense decreased to $59.8 million for the third quarter of 2017 from $60.5 million for the third quarter of 2016 due to decreased percentage rent due to the decline in revenues. Utilities and other costs decreased to $64.0 million for the third quarter of 2017 from $66.9 million for the third quarter of 2016 primarily due to decreased equipment lease expenses for 3-D presentations.

•

International. Film rentals and advertising costs were $54.7 million ($56.2 million in constant currency), or 48.5% of admissions revenues, for the third quarter of 2017 compared to $56.2 million, or 47.6% of admissions revenues, for the third quarter of 2016. The increase in the film rental and advertising rate was primarily due to the mix of film product during the third quarter of 2017 compared to the third quarter of 2016 and increased advertising costs during the third quarter of 2017.  Concession supplies expense was $14.0 million ($14.2 million in constant currency), or 21.3% of concession revenues, for the third quarter of 2017 compared to $13.7 million, or 21.4% of concession revenues, for the third quarter of 2016.

Salaries and wages increased to $22.7 million ($23.5 million in constant currency) for the third quarter of 2017 compared to $21.2 for the third quarter of 2016.  The as reported increase was due to new theatres and growth in wages as a result of inflation.  Facility lease expense decreased to $22.2 million (increased to $22.4 million in constant currency) for the third quarter of 2017 compared to $22.3 million for the third quarter of 2016.  The as reported decrease was due to decreased percentage rent due to the decline in revenues.  Utilities and other costs increased to $28.4 million ($29.0 million in constant currency) for the third quarter of 2017 compared to $28.1 million for the third quarter of 2016.  The as reported increase was due to increases in utility expenses and the impact of new theatres.

General and Administrative Expenses. General and administrative expenses increased to $36.5 million for the third quarter of 2017 from $34.7 million for the third quarter of 2016. The increase was primarily due to increased salaries, professional fees and share based award compensation expense.

Depreciation and Amortization. Depreciation and amortization expense increased to $58.1 million during the third quarter of 2017 compared to $54.2 million during the third quarter of 2016. The increase was primarily due to theatre remodels and new theatres.

Impairment of Long-Lived Assets.  We recorded asset impairment charges on assets held and used of $5.0 million during the third quarter of 2017 compared to $0.4 million during the third quarter of 2016. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the third quarter of 2017 impacted nine of our twenty-six reporting units. See Note 9 to our condensed consolidated financial statements.

Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $8.6 million during the third quarter of 2017 compared to $7.0 million during the third quarter of 2016. Activity for the third quarter of 2017 and the third quarter of 2016 was primarily due to the retirement of assets related to theatre remodels.

Interest Expense.  Interest costs incurred, including amortization of debt issue costs, were $26.3 million during the third quarter of 2017 compared to $26.7 million during the third quarter of 2016.  The decrease was due to amendments to our senior secured credit facility completed during June and December of 2016 and June of 2017 which, in the aggregate, reduced the rate at which our term loan accrues interest by 100 basis points.

Distributions from NCM.  We recorded a distribution from NCM of $2.1 million during the third quarter of 2017 compared to $1.4 million recorded during the third quarter of 2016, which were in excess of the carrying value of our Tranche 1 investment. See Note 5 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $10.9 million during the third quarter of 2017 compared to $12.4 million during the third quarter of 2016. See Notes 5 and 6 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. Income tax expense of $24.8 million was recorded for the third quarter of 2017 compared to $41.2 million recorded for the third quarter of 2016. The effective tax rate was approximately 39.0% for the third quarter of 2017 compared to 38.2% for the third quarter of 2016. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Nine months ended September 30, 2017 versus September 30, 2016

Revenues. Total revenues increased $23.7 million to $2,241.6 million for the nine months ended September 30, 2017 (“the 2017 period”) from $2,217.9 million for the nine months ended September 30, 2016 (“the 2016 period”), representing a 1.1% increase. The table below, presented by reportable operating segment, summarizes our revenue performance and certain key performance indicators for the nine months ended September 30, 2017 and 2016.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency (3)
	2017	2016	% Change	2017	2016	% Change	2017	% Change	2017	2016	% Change
Admissions revenues (1)	$1,003.5	$1,037.7	(3.3)%	$348.0	$327.1	6.4%	$336.4	2.8%	$1,351.5	$1,364.8	(1.0)%
Concession revenues (1)	$582.2	$575.3	1.2%	$195.4	$177.5	10.1%	$190.0	7.0%	$777.6	$752.8	3.3%
Other revenues (1)(2)	$53.8	$53.6	0.4%	$58.7	$46.7	25.7%	$57.2	22.5%	$112.5	$100.3	12.2%
Total revenues (1)(2)	$1,639.5	$1,666.6	(1.6)%	$602.1	$551.3	9.2%	$583.6	5.9%	$2,241.6	$2,217.9	1.1%
Attendance (1)	130.1	138.0	(5.7)%	80.9	83.7	(3.3)%			211.0	221.7	(4.8)%
Average ticket price (1)	$7.71	$7.52	2.5%	$4.30	$3.91	10.0%	$4.16	6.4%	$6.41	$6.16	4.1%
Concession revenues per patron (1)	$4.48	$4.17	7.4%	$2.42	$2.12	14.2%	$2.35	10.8%	$3.69	$3.40	8.5%

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

•

U.S. Admissions revenues decreased $34.2 million primarily due to a 5.7% decrease in attendance, partially offset by a 2.5% increase in average ticket price. Concession revenues increased $6.9 million primarily due to a 7.4% increase in concession revenues per patron, partially offset by the 5.7% decrease in attendance. The decrease in attendance was due to a weaker slate of films in the 2017 period compared to the 2016 period, partially offset by the favorable impact of luxury lounger conversions and new theatres. The increase in average ticket price was primarily due to price increases. The increase in concession revenues per patron was primarily due to incremental sales, price increases and new theatres.

•

International. Admissions revenues increased $20.9 million as reported primarily due to a 10.0% increase in average ticket price, partially offset by a 3.3% decrease in attendance.  Admissions revenues increased $9.3 million in constant currency, primarily due to a 6.4% increase in constant currency average ticket price, partially offset by the 3.3% decrease in attendance. Concession revenues increased $17.9 million as reported primarily due to a 14.2% increase in concession revenues per patron, partially offset by the 3.3% decrease in attendance.  Concession revenues increased $12.5 million in constant currency, primarily due to a 10.8% increase in constant currency concession revenues per patron, partially offset by the 3.3% decrease in attendance. The decrease in attendance was driven by a weaker slate of films during the 2017 period compared to the 2016 period, partially offset by the impact of new theatres.  Average ticket price and concession revenues per patron increased primarily due to price increases, which were predominantly driven by local inflation.  Other revenues increased primarily due to incremental screen advertising generated by an expansion of our Flix Media services to affiliates in various countries and increased promotional income.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the nine months ended September 30, 2017 and 2016.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2017	2016	2017	2016	Constant Currency 2017 (1)	2017	2016
Film rentals and advertising	$558.3	$578.2	$167.3	$154.9	$162.2	$725.6	$733.1
Concession supplies	82.1	79.9	42.0	37.1	40.8	124.1	117.0
Salaries and wages	194.5	183.1	66.8	60.7	65.9	261.3	243.8
Facility lease expense	181.1	179.7	67.5	62.2	64.9	248.6	241.9
Utilities and other	185.1	188.0	86.7	77.5	84.4	271.8	265.5

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

•

U.S. Film rentals and advertising costs were $558.3 million, or 55.6% of admissions revenues for the 2017 period compared to $578.2 million, or 55.7% of admissions revenues for the 2016 period. The decrease in the film rentals and advertising rate was primarily due to a higher concentration of blockbuster films during the 2016 period. Concession supplies expense was $82.1 million, or 14.1% of concession revenues, for the 2017 period compared to $79.9 million, or 13.9% of concession revenues, for the 2016 period. The increase in the concession supplies rate was primarily due to the impact of our expanded concession offerings.

Salaries and wages increased to $194.5 million for the 2017 period from $183.1 million for the 2016 period primarily due to staffing at new and recently remodeled theatres, increases in minimum wages and staffing for food and beverage initiatives. Facility lease expense increased to $181.1 million for the 2017 period from $179.7 million for the 2016 period due to the impact of new theatres. Utilities and other costs decreased to $185.1 million for the 2017 period from $188.0 million for the 2016 period primarily due to decreases in equipment lease expenses for 3-D presentations, partially offset by increased utilities, repairs and maintenance, and janitorial services expenses.

•

International. Film rentals and advertising costs were $167.3 million ($162.2 million in constant currency), or 48.1% of admissions revenues, for the 2017 period compared to $154.9 million, or 47.4% of admissions revenues, for the 2016 period. The increase in the film rentals and advertising rate was primarily due to higher advertising costs during the 2017 period.  Concession supplies expense was $42.0 million ($40.8 million in constant currency), or 21.5% of concession revenues, for the 2017 period compared to $37.1 million, or 20.9% of concession revenues, for the 2016 period. The increase in the concession supplies rate was primarily due to the mix of concession products sold.

Salaries and wages increased to $66.8 million ($65.9 million in constant currency) for the 2017 period compared to $60.7 million for the 2016 period.  The as reported increase was due to new theatres, increased local currency wage rates, limited flexibility in scheduling staff caused by shifting government regulations and the impact of changes in foreign currency exchange rates in certain countries in which we operate.  Facility lease expense increased to $67.5 million ($64.9 million in constant currency) for the 2017 period compared to $62.2 million for the 2016 period.  The as reported increase was due to the impact of changes in foreign currency exchange rates in certain countries in which we operate and new theatres.  Utilities and other costs increased to $86.7 million ($84.4 million in constant currency) for the 2017 period compared to $77.5 million for the 2016 period.  The as reported increase was due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, increases in repairs and maintenance expenses and utility expenses and the impact of new theatres.

General and Administrative Expenses. General and administrative expenses increased to $111.2 million for the 2017 period from $107.0 million for the 2016 period. The increase was primarily due to increased salaries and wages, professional fees and the impact of changes in foreign currency exchange rates in certain countries in which we operate, partially offset by a decrease in share based award compensation expense.

Depreciation and Amortization. Depreciation and amortization expense was $174.5 million for the 2017 period compared to $155.9 million for the 2016 period. The increase was primarily due to theatre remodels and new theatres.

Impairment of Long-Lived Assets.  We recorded asset impairment charges on assets held and used of $9.6 million for the 2017 period compared to $2.3 million for the 2016 period. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the 2017 period impacted thirteen of our twenty-six reporting units. See Note 9 to our condensed consolidated financial statements.

Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $9.5 million during the 2017 period compared to $11.0 million during the 2016 period. The loss recorded during the 2017 period included the retirement of assets due to theatre remodels and closures, partially offset by gains related to the sale of excess land parcels and a gain on a landlord buyout of a theatre lease.  The loss recorded during the 2016 period was primarily related to the retirement of assets due to theatre remodels and closures, partially offset by a gain on the sale of our investment in RealD stock.

Interest Expense.  Interest costs incurred, including amortization of debt issue costs, were $79.2 million for the 2017 period compared to $82.0 million for the 2016 period.  The decrease was due to the redemption of our previously outstanding $200.0 million 7.375% senior subordinated notes (the “7.375% Senior Subordinated Notes”) funded by a $225.0 million add-on to our 4.875% senior notes (the “4.875% Senior Notes), which occurred on March 21, 2016, as well as amendments to our senior secured credit facility completed during June and December of 2016 and June of 2017, which, in the aggregate, reduced the rate at which our term loan accrues interest by 100 basis points.

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

Foreign Currency Exchange Gain.  We recorded a foreign currency exchange gain of $2.0 million during the 2017 period compared to a foreign currency exchange gain of $2.9 million during the 2016 period. These amounts primarily represent the impact of changes in foreign currency exchange rates on intercompany transactions between our domestic subsidiaries and our international subsidiaries.  See Note 11 to the condensed consolidated financial statements for further discussion.

Distributions from NCM.  We recorded distributions from NCM of $11.7 million during the 2017 period and $10.1 million during the 2016 period, which were in excess of the carrying value of our Tranche 1 investment. See Note 5 to our condensed consolidated financial statements.

Equity in Income of Affiliates.  We recorded equity in income of affiliates of $26.8 million during the 2017 period compared to $24.6 million during the 2016 period. See Notes 5 and 6 for information about the equity investments to our condensed consolidated financial statements.

Income Taxes. Income tax expense of $99.2 million was recorded for the 2017 period compared to $106.8 million recorded for the 2016 period. The effective tax rate was 36.6% for the 2017 period compared to 37.1% for the 2016 period.  Tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, nearly all of our theatres provide the patron a choice of using a credit card, debit card or advanced-sale type certificates such as a gift card, in place of cash. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $310.9 million for the nine months ended September 30, 2017 compared to $277.8 million for the nine months ended September 30, 2016.

Investing Activities

Our investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $290.1 million for the nine months ended September 30, 2017 compared to $230.5 million for the nine months ended September 30, 2016.  The increase was primarily due to an increase in capital expenditures for the remodel of certain of our existing domestic theatres and the acquisition of one theatre in the U.S. and two theatres in Brazil.

Capital expenditures for the nine months ended September 30, 2017 and 2016 were as follows (in millions):

Period	New Theatres	Existing Theatres (1)	Total
Nine Months Ended September 30, 2017	$42.5	$220.2	$262.7
Nine Months Ended September 30, 2016	$65.6	$164.7	$230.3

(1)	The amounts for the nine months ended September 30, 2017 and 2016 include $5.7 million and $3.6 million, respectively, related to the remodel of our corporate headquarters building in Plano, TX.

Capital expenditures for existing properties in the table above includes the costs of remodeling certain of our existing theatres to include Luxury Loungers and expanded concession offerings.  During the nine months ended September 30, 2017 and 2016, we had an average of 151 and 75 of our domestic screens, respectively, temporarily closed for such remodels.

Our U.S. theatre circuit consisted of 339 theatres with 4,562 screens at September 30, 2017. During the nine months ended September 30, 2017, we built two new theatres with 18 screens, acquired one new theatre with 12 screens and closed three theatres and 27 screens. At September 30, 2017, we had signed commitments to open one new theatre and 10 screens in domestic markets during the remainder of 2017 and open ten new theatres with 106 screens subsequent to 2017. We estimate the remaining capital expenditures for the development of these 116 domestic screens will be approximately $85.0 million.

Our international theatre circuit consisted of 194 theatres with 1,395 screens at September 30, 2017. During the nine months ended September 30, 2017, we built five new theatres with 37 screens and acquired two theatres with 14 screens. At September 30, 2017, we had signed commitments to open one new theatre and six screens in international markets during the remainder of 2017 and open seven new theatres and 34 screens subsequent to 2017. We estimate the remaining capital expenditures for the development of these 40 international screens will be approximately $20.0 million.

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

Financing Activities

Cash used for financing activities was $113.7 million for the nine months ended September 30, 2017 compared to $110.8 million for the nine months ended September 30, 2016.  Financing activities for the nine months ended September 30, 2016 included the redemption of our $200.0 million 7.375% Senior Subordinated Notes with proceeds from the issuance of a $225.0 million add-on to our existing 4.875% Senior Notes.

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of September 30, 2017 (in millions):

Cinemark USA, Inc. term loan	$660.9
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0
Cinemark USA, Inc. 4.875% senior notes due 2023	755.0
Other	4.2
Total long-term debt	$1,820.1
Less current portion	7.1
Subtotal long-term debt, less current portion	$1,813.0
Less: Debt discounts and debt issuance costs, net of accumulated amortization	31.0
Long-term debt, less current portion, net of debt issuance costs	$1,782.0

As of September 30, 2017, we had $100.0 million in available borrowing capacity on our revolving credit line.

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

At September 30, 2017, there was $660.9 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $100.0 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the Credit Agreement at September 30, 2017 was approximately 3.3% per annum.

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

or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Credit Agreement, and (c) certain other defined amounts. As of September 30, 2017, Cinemark USA, Inc. could have distributed up to approximately $2,551.1 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the Credit Agreement, subject to its available cash and other borrowing restrictions outlined in the agreement.

Cinemark USA, Inc. 5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400.0 million aggregate principal amount of 5.125% senior notes due 2022, at par value (the “5.125% Senior Notes”). Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year, beginning June 15, 2013. The 5.125% Senior Notes mature on December 15, 2022.

The indenture to the 5.125% Senior Notes contains covenants including limitations on the amount of dividends that could be paid by Cinemark USA, Inc. As of September 30, 2017, Cinemark USA, Inc. could have distributed up to approximately $2,529.3 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of September 30, 2017 was approximately 5.9 to 1.

Cinemark USA, Inc. 4.875% Senior Notes

On May 24, 2013, Cinemark USA, Inc. issued $530.0 million aggregate principal amount of the 4.875% Senior Notes due 2023, at par value (the “4.875% Senior Notes”). On March 21, 2016, Cinemark USA, Inc. issued an additional $225.0 million aggregate principal amount of the 4.875% Senior Notes at 99.0% of the principal amount plus accrued and unpaid interest from December 1, 2015. Proceeds, after payment of fees, were used to finance the redemption of Cinemark, USA, Inc.’s $200.0 million 7.375% Senior Subordinated Notes, as discussed below. These additional notes have identical terms, other than the issue date, the issue price and the first interest payment date, and constitute part of the same series as the Company’s existing 4.875% Senior Notes.  Interest on the 4.875% Senior Notes is payable on June 1 and December 1 of each year.  The 4.875% Senior Notes mature on June 1, 2023.

The indenture to the 4.875% Senior Notes contains covenants that include limitations on the amount of dividends that Cinemark USA, Inc. can pay. As of September 30, 2017, Cinemark USA, Inc. could have distributed up to approximately $2,524.4 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of September 30, 2017 was approximately 5.9 to 1.

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

Covenant Compliance

As of September 30, 2017, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

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

Interest Rate Risk

We are currently party to a variable rate debt facility.  An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt. At September 30, 2017, we had an aggregate of approximately $660.9 million of variable rate debt outstanding.  Based on the interest rates in effect on the variable rate debt outstanding at September 30, 2017, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $6.6 million.

The table below provides information about our fixed rate and variable rate long-term debt agreements as of September 30, 2017:

	Expected Maturity for the Twelve-Month Periods Ending September 30,								Average
	(in millions)								Interest
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value	Rate
Fixed rate	$1.4	$1.4	$1.4	$—	$—	$1,155.0	$1,159.2	$1,177.2	5.0%
Variable rate	5.7	5.7	5.7	5.7	638.1	—	660.9	663.4	3.3%
Total debt	$7.1	$7.1	$7.1	$5.7	$638.1	$1,155.0	$1,820.1	$1,840.6

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

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2017, we carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

SEPTEMBER 30, 2017

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$443,688	$25,621	$—	$469,309
Other current assets	254,600	(98,574)	(20,952)	135,074
Total current assets	698,288	(72,953)	(20,952)	604,383
Theatre properties and equipment, net	1,791,606	—	—	1,791,606
Other assets	1,832,437	484,293	(327,017)	1,989,713
Total assets	$4,322,331	$411,340	$(347,969)	$4,385,702
Liabilities and equity
Current liabilities
Current portion of long-term debt	$5,710	$1,389	$—	$7,099
Current portion of capital lease obligations	24,836	—	—	24,836
Accounts payable and accrued expenses	380,445	518	(20,952)	360,011
Total current liabilities	410,991	1,907	(20,952)	391,946
Long-term liabilities
Long-term debt, less current portion	1,999,174	2,778	(220,000)	1,781,952
Capital lease obligations, less current portion	252,047	—	—	252,047
Other long-term liabilities and deferrals	492,397	100,127	—	592,524
Total long-term liabilities	2,743,618	102,905	(220,000)	2,626,523
Commitments and contingencies
Equity	1,167,722	306,528	(107,017)	1,367,233
Total liabilities and equity	$4,322,331	$411,340	$(347,969)	$4,385,702

Note:  “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2017

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenues	$2,241,553	$—	$—	$2,241,553
Cost of operations
Theatre operating costs	1,631,358	—	—	1,631,358
General and administrative expenses	111,177	2	—	111,179
Depreciation and amortization	174,545	—	—	174,545
Impairment of long-lived assets	9,600	—	—	9,600
Loss on sale of assets and other	9,464	—	—	9,464
Total cost of operations	1,936,144	2	—	1,936,146
Operating income (loss)	305,409	(2)	—	305,407
Other income (expense)	(91,316)	56,742	—	(34,574)
Income before income taxes	214,093	56,740	—	270,833
Income taxes	64,215	34,952	—	99,167
Net income	149,878	21,788	—	171,666
Less: Net income attributable to noncontrolling interests	1,438	—	—	1,438
Net income attributable to Cinemark USA, Inc.	$148,440	$21,788	$—	$170,228

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2017

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Net income	$149,878	$21,788	$—	$171,666
Other comprehensive income, net of tax
Other comprehensive income in equity method investments	—	92	—	92
Foreign currency translation adjustments	5,578	—	—	5,578
Total other comprehensive income , net of tax	5,578	92	—	5,670
Total comprehensive income, net of tax	155,456	21,880	—	177,336
Comprehensive income attributable to noncontrolling interests	(1,438)	—	—	(1,438)
Comprehensive income attributable to Cinemark USA, Inc.	$154,018	$21,880	$—	$175,898

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2017

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net income	$149,878	$21,788	$—	$171,666
Adjustments to reconcile net income to cash provided by operating activities	205,699	(10,030)	—	195,669
Changes in assets and liabilities	(70,198)	13,799	—	(56,399)
Net cash provided by operating activities	285,379	25,557	—	310,936
Investing activities
Additions to theatre properties and equipment and other	(262,730)	—	—	(262,730)
Acquisition of theatres in the U.S. and international markets	(41,000)	—	—	(41,000)
Proceeds from sale of theatre properties and equipment and other	14,816	—	—	14,816
Investment in joint ventures and other	(68)	(1,110)	—	(1,178)
Net cash used for investing activities	(288,982)	(1,110)	—	(290,092)
Financing activities
Dividends paid to parent	(100,875)	—	—	(100,875)
Repayments of long-term debt	(2,855)	—	—	(2,855)
Payments on capital leases	(15,814)	—	—	(15,814)
Other	5,820	—	—	5,820
Net cash used for financing activities	(113,724)	—	—	(113,724)
Effect of exchange rate changes on cash and cash equivalents	1,051	—	—	1,051
Increase in cash and cash equivalents	(116,276)	24,447	—	(91,829)
Cash and cash equivalents:
Beginning of year	559,964	1,174	—	561,138
End of year	$443,688	$25,621	$—	$469,309

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

Item 6. Exhibits

*31.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101

Financial Statements from the quarterly report on Form 10-Q of Cinemark USA, Inc. for the quarter ended September 30, 2017, filed November 6, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK USA, INC.
Registrant

DATE:	November 6, 2017

/s/Mark Zoradi
Mark Zoradi
Chief Executive Officer

/s/Sean Gamble
Sean Gamble
Chief Financial Officer