Form 10-K
period 2017-12-31
CINEMARK USA INC /TX
filed 2018-03-02
CIK 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☑

This registrant is privately held and there is no public trading market for its equity securities; therefore the registrant is unable to calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates.

As of March 2, 2018, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive proxy statement of Cinemark Holdings, Inc. the registrant’s parent company, to be filed within 120 days of December 31, 2017, are incorporated by reference into Part III, Items 10-14, of this annual report on Form 10-K.

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

Certain Definitions

Unless the context otherwise requires, all references to “we,” “our,” “us,” the “issuer” or “Cinemark” relate to Cinemark USA, Inc. and its consolidated subsidiaries. All references to Latin America are to Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. Unless otherwise specified, all operating and other statistical data are as of and for the year ended December 31, 2017.

PART I

Item 1. Business

Our Company

Cinemark USA, Inc. and subsidiaries, or the Company, us or our, is a leader in the motion picture exhibition industry, with theatres in the United States, or U.S., Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay.

As of December 31, 2017, we managed our business under two reportable operating segments: U.S. markets and international markets. See Note 16 to the consolidated financial statements.

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

Description of Business

We are one of the leaders in the motion picture exhibition industry. As of December 31, 2017, we operated 533 theatres and 5,959 screens in the U.S. and Latin America and approximately 277 million guests attended our theatres worldwide during the year ended December 31, 2017. We are one of the most geographically diverse worldwide exhibitors, with theatres in sixteen countries as of December 31, 2017. As of December 31, 2017, our U.S. circuit had 339 theatres and 4,561 screens in 41 states and our international circuit had 194 theatres and 1,398 screens in 15 countries.

Revenues, operating income and net income attributable to Cinemark USA, Inc. for the year ended December 31, 2017, were $2,991.5 million, $394.6 million and $265.6 million, respectively. At December 31, 2017 we had cash and cash equivalents of $522.4 million and total long-term debt of $1,817.3 million. Approximately $659.5 million, or 36%, of our long-term debt accrues interest at variable rates and $7.1 million of our long-term debt matures in 2018.

We selectively build or acquire new theatres in markets where we can establish and maintain a strong market position. During the year ended December 31, 2017, we built eight new theatres with 66 screens and acquired three theatres with 26 screens.

Our significant and diverse presence in the U.S. and Latin America has made us an important distribution channel for movie studios. We believe our portfolio of modern, high-quality theatres with multiple platforms provides a preferred destination for moviegoers and contributes to our consistent cash flows from operating activities.  We continue to develop and expand new platforms and market-adaptive concepts for our theatre circuit, such as Luxury Lounger recliner seats, XD, enhanced food and beverage, motion seats, virtual reality and other premium concepts.

We have incorporated Luxury Lounger recliner seats in the majority of our recent domestic new builds and have also repositioned many of our existing domestic theatres to offer this premium seating feature. We currently feature Luxury Loungers in 2,037 domestic auditoriums, representing 45% of our domestic circuit. We plan to continue to add additional Luxury Loungers in certain of our domestic locations during 2018.

Our XD screens represent the largest private label premium large format footprint in the industry. Our XD auditoriums offer a premium experience utilizing the latest in digital projection and enhanced custom sound, including a Barco Auro 11.1 or Dolby Atmos sound system in select locations. The XD experience includes wall-to-wall screens, wrap-around sound, plush seating and a maximum comfort entertainment environment for an immersive experience. The exceptional XD technology does not require special format movie prints, which allows us the flexibility to program any available digital print we choose, including 3-D content, in our XD auditoriums. We also prefer the economies of our private label format since there is no additional revenue share component outside of routine film rental. As of December 31, 2017, we had 242 XD auditoriums in our worldwide circuit with plans to install more XD auditoriums during 2018.

We offer enhanced food and beverages such as fresh wraps, hot sandwiches, burgers, and gourmet pizzas, and a selection of beers, wines, and frozen cocktails, all of which can be enjoyed in the comfort of the auditoriums, at approximately 48% of our worldwide theatres. We also offer market-adaptive concepts with full bars or dine-in areas in certain of our theatres.

We currently have auditoriums that offer seats with immersive cinematic motion, which we refer to as motion seats, throughout our worldwide circuit. These motion seats are programmed in harmony with the audio and video content of the film and further immerse guests in the on-screen action. We offer motion seats in 208 auditoriums throughout our worldwide circuit. We plan to continue to add motion seats to additional locations during 2018.

We recently announced plans to collaborate on an in-theatre immersive virtual reality technology. The advanced technology takes guests on a real-life, full-body journey where they engage with characters and their environment through sight, sound, touch, smell and motion. We plan to install this technology in at least one domestic theatre during 2018 and we are continuing to evaluate other locations at which we can offer our guests this unique entertainment option.

Motion Picture Exhibition Industry Overview

Technology Platform

All of our domestic and first-run international theatres are fully digital. Digital projection technology allows filmmakers the ability to showcase imaginative works of art exactly as they were intended, with incredible realism and detail. Digital projection has enabled us to offer a wider array of content including 3-D programming and alternative entertainment such as live and pre-recorded sports programs, concert events, the Metropolitan Opera, e-sports and gaming events and other special presentations.

All of our domestic locations can receive movie and movie-related content via satellite through the content delivery network of Digital Cinema Distribution Coalition, or DCDC, the motion picture exhibition industry joint venture established during 2013. Approximately 97% of our domestic locations can also receive film content and live content via satellite. Delivery of content via satellite is more cost effective for both distributors and exhibitors, as compared to  the costs to produce and ship hard drives.

During 2015, we began the expansion of satellite delivery technology into our Latin American markets, initially for live event presentations. Ninety-six percent of our international theatres have the capability to receive film content and live event feeds via satellite. We expect that all of our international locations will have this capability by the end of 2018.

Domestic Markets

The U.S. motion picture exhibition industry set an all-time box office record during 2016 with $11.4 billion in revenues and preliminary box office estimates indicate revenues of approximately $11.1 billion for 2017, a 2.5% decrease. The following table represents the results of a survey by MPAA published during March 2017, outlining the historical trends in U.S. box office performance for the ten year period from 2007 to 2016 (industry data for 2017 has not yet been released):

	U.S. Box
	Office Revenues	Attendance	Average Ticket
Year	($ in billions)	(in billions)	Price
2007	$9.6	1.40	$6.88
2008	$9.6	1.34	$7.18
2009	$10.6	1.42	$7.50
2010	$10.6	1.34	$7.89
2011	$10.2	1.28	$7.93
2012	$10.8	1.36	$7.96
2013	$10.9	1.34	$8.13
2014	$10.4	1.27	$8.17
2015	$11.1	1.32	$8.43
2016	$11.4	1.32	$8.65

Over the past ten years, industry statistics have shown slight increases and decreases in attendance from one year to another, however domestic box office revenues have remained relatively stable during this period.  The industry has not experienced highly volatile results, even during recessionary periods, demonstrating the stability of the industry, its continued ability to attract consumers and the fact that box office performance is primarily dependent on film product rather than economic cycles.

Films leading the box office during the year ended December 31, 2017 included Star Wars: The Last Jedi, Beauty and the Beast, Wonder Woman, Guardians of the Galaxy Vol. 2, Spider Man: Homecoming, It, Thor: Ragnarok, Despicable Me 3, Logan, The Fate of the Furious, Justice League, Dunkirk, Coco, The LEGO Batman Movie, Get Out, The Boss Baby, Pirates of the Caribbean: Dead Men Tell No Tales, Kong: Skull Island, Hidden Figures, Jumanji: Welcome to the Jungle and other films.

Films scheduled for release during 2018 include well-known franchise films such as Avengers: Infinity War, Jurassic World: Fallen Kingdom, Solo: A Star Wars Story, Black Panther, The Incredibles 2, Deadpool 2, Ralph Breaks The Internet: Wreck-It Ralph, Fantastic Beasts: The Crimes of Grindelwald, Mission Impossible 6, Hotel Transylvania 3: Summer Vacation, X-Men: Dark Phoenix, and Ant-Man and the Wasp, among other films.

International Markets

According to MPAA, international box office revenues were $27.2 billion for the year ended December 31, 2016, compared to $27.3 billion for the year ended December 31, 2015.  More specifically, Latin American box office revenues were $2.8 billion for the year ended December 31, 2016, compared to $3.4 billion for the year ended December 31, 2015.  (Industry data for 2017 has not yet been released.)

While certain Latin American countries have experienced recent political and economic challenges, strong performance continues to be fueled by a combination of social behaviors, growing populations, continued retail development in select markets, and quality product from Hollywood, including 3-D and alternative content offerings. In many Latin American countries, including Brazil, Argentina, Colombia, Peru and Chile, successful local film product can also provide incremental box office growth opportunities.

We believe many international markets will expand as new theatre technologies are introduced, as film and other content offerings continue to broaden, as ancillary revenue opportunities grow and as local economies continue to strengthen. We also believe most of these markets are underscreened in comparison to the U.S. and European markets.

Drivers of Continued Industry Success

We believe the following market trends will drive the continued strength of our industry:

Importance of Theatrical Success in Establishing Movie Brands. Theatrical exhibition has long been the primary distribution channel for new major motion picture releases. A successful theatrical release “brands” a film and is one of the major contributors to a film’s success in “downstream” markets, such as digital downloads, video on-demand, pay-per-view television, DVDs, and network and syndicated television, as well as branded retail merchandise.

Increased Importance and Growth of International Markets for Box Office Success. International markets continue to be an increasingly important component of the overall box office revenues generated by Hollywood films, accounting for $27.2 billion, or approximately 71%, of 2016 total worldwide box office revenues according to MPAA. (As of the date of this report, 2017 industry data was not yet available.) With the continued strength of the international motion picture exhibition industry, we believe the relative contribution of markets outside North America will continue to be meaningful. Many of the top U.S. films released during 2017 also performed exceptionally well in international markets. Despicable Me 3 grossed approximately $767.8 million in international markets, or approximately 74% of its worldwide box office, Beauty and the Beast grossed approximately $759.7 million in international markets, or approximately 60% of its worldwide box office, and Star Wars: The Last Jedi grossed approximately $632.7 million in international markets, or approximately 53% of its worldwide box office.

Convenient and Affordable Form of Out-Of-Home Entertainment.  Movie going continues to be one of the most convenient and affordable forms of out-of-home entertainment, with an estimated average ticket price in the U.S. of $8.65 in 2016. Average prices in 2016 for other forms of out-of-home entertainment in the U.S., including sporting events and theme parks, ranged from approximately $31.00 to $92.98 per ticket according to MPAA. (As of the date of this report, 2017 industry data was not yet available.)

Introduction of New Platforms and Product Offerings that Enhance the Movie-Going Experience.  The motion picture exhibition industry continues to develop new movie theatre platforms and concepts to respond to varying and changing consumer preferences and to continue to differentiate the movie-going experience from watching a movie at home. In addition to changing the overall style of, and amenities offered in, some theatres, concession product offerings have continued to expand to more than just traditional popcorn and candy items. Many locations now offer hot foods, alcohol offerings and/or healthier snack options for guests.

Innovation Using Satellite and Other Technology.  Our industry began the development of a content delivery network in domestic markets during 2013 and international markets during 2015.  Satellite delivery allows exhibitors to expand their product offerings, including the presentation of live content and alternative entertainment. Alternative entertainment may include pre-recorded programs as well as live sports programs, concert events, the Metropolitan Opera, e-sports gaming events and other special presentations. Motion seats are offered in some locations, further enhancing the movie viewing experience. Virtual reality is also being developed for in-theatre enjoyment. New and enhanced programming alternatives expand the industry’s offerings to attract a broader customer base.

Competitive Strengths

We believe the following strengths allow us to compete effectively:

Disciplined Operating Philosophy. We generated operating income and net income attributable to Cinemark USA, Inc. of $394.6 million and $265.6 million, respectively, for the year ended December 31, 2017. Our solid operating performance is a result of our disciplined and consistent operating philosophy that centers on building new, and reinvesting in our existing, high-quality theatres, focusing on the guest experience and maintaining favorable theatre-level economics, controlling operating costs and effectively reacting to economic and market changes.

Leading Position in Our U.S. Markets. We have a leading market share in most of the U.S. markets we serve, which includes a presence in 41 states. For the year ended December 31, 2017, we ranked either first or second, based on box office revenues, in 19 out of our top 25 U.S. markets, including the San Francisco Bay Area, Dallas, Houston, Salt Lake City, Sacramento, Cleveland, Austin and Las Vegas.

Located in Top Latin American Markets. We have successfully established a significant presence in major cities in Latin America, with theatres in fourteen of the twenty largest metropolitan areas in South America. As of December 31, 2017, we operated 194 theatres and 1,398 screens in 15 countries. Our international screens generated revenues of $769.4 million, or 25.7% of our total revenues, for the year ended December 31, 2017. We are the largest exhibitor in Brazil and Argentina and have significant market presence in Colombia, Peru and Chile. Our geographic diversity makes us an important distribution channel for the movie studios.

State-of-the-Art Theatre Circuit. We offer a state-of-the-art movie-going experience, which we believe makes our theatres a preferred destination for moviegoers in our markets. During 2017, we built 66 new screens worldwide. As of December 31, 2017, we had commitments to open 197 additional new screens over the next three years. We have installed digital projection technology in all of our worldwide auditoriums. We currently have 15 digital IMAX screens. As of December 31, 2017, we had the industry-leading private label premium large format circuit with 242 XD auditoriums in our theatres. We have plans to install additional XD auditoriums during 2018. We also continue to develop new market-adaptive theatre concepts in various markets. We believe we offer the brightest picture in the industry, with our Doremi servers and Barco digital projectors, and custom surround sound in our auditoriums.  We have also established a centralized theatre support center that monitors and responds to projection performance and theatre network connectivity issues across our worldwide circuit on a real-time basis.

Disciplined and Targeted Growth Strategy. We continue to grow organically as well as through the acquisition of high-quality theatres in select markets.  Our growth strategy has centered around exceeding our return on investment thresholds while also complementing our existing theatre circuit.  We continue to generate consistent cash flows from operating activities, which demonstrates the success of our growth strategy. We believe the combination of our strong balance sheet and our continued commitment to taking advantage of accretive growth opportunities, will continue to provide us with the financial flexibility to pursue further expansion opportunities and maintain our existing locations at a high standard, while also allowing us to effectively service our debt obligations and continue to offer our stockholders a strong dividend yield.

Experienced Management. Led by Chairman and founder Lee Roy Mitchell, Chief Executive Officer Mark Zoradi, Chief Operating Officer and Chief Financial Officer Sean Gamble, and President-International Valmir Fernandes, our operational management team has many years of industry experience. Each of our international offices is led by general managers that are local citizens familiar with cultural, political and economic factors impacting each country. Our worldwide management team has successfully navigated us through many industry and economic cycles.

Our Strategy

We believe our disciplined operating philosophy and experienced operational management team will enable us to continue to enhance our leading position in the motion picture exhibition industry. Key components of our strategy include:

Focus on Providing an Extraordinary Guest Experience. We differentiate our theatres by focusing on providing an extraordinary guest experience through a variety of initiatives. We have a market-adaptive approach with our theatre amenities, including Luxury Lounger recliner seats, enhanced food and beverage offerings, and our private-label premium large format, XD. We also feature loyalty programs in our largest markets, including the U.S., Brazil, Argentina, Colombia and Central America, which allows us to perform advanced analytics for more insight about our guest preferences and further enrich their movie-going experience. Our new Movie Club membership program also rewards our frequent guests with specially-priced tickets, concessions discounts and other benefits. Our innovative and advanced technology selections allow us to consistently deliver the highest quality presentation to fully immerse our guests in the on-screen action.   We train, motivate, and empower our staff to provide first-rate customer service, ensuring our guests are continually pleased with their Cinemark experience.

Grow Attendance. We believe our focus on the guest experience is a catalyst for attendance growth and is a primary factor in our consistent industry-leading results. In addition to optimizing schedules for Hollywood content, we also have initiatives to drive attendance during non-peak times, such as variable pricing strategies and alternative content, including both participatory and spectator e-sports, Metropolitan Opera, concerts, live and pre-recorded sports, gaming, and other special presentations and we continue to explore other alternatives.  We recently announced plans to collaborate on an in-theatre virtual reality technology that will provide our guests with another entertainment experience in our theatres.

Sustain Investment in Core Circuit Combined with Targeted Growth. We continually utilize our cash flows from operations to invest in our existing circuit to ensure the highest quality experience for our guests.  We routinely service and update theatre furniture, fixtures and equipment as well as invest in a variety of theatre upgrades such as Luxury Lounger recliner seats, enhanced food and beverage offerings, our XD private-label premium large format, and other entertainment features such as virtual reality and gaming. Our commitment to investing in our existing circuit is demonstrated by our level of maintenance capital expenditures for the years ended December 31, 2016 and 2017, at approximately $237.1 million and $322.6 million, respectively. We also continue to target organic growth throughout our global circuit and seek accretive acquisition opportunities, with the objectives of deeper market penetration in the territories in which we currently operate and as a means to enter new and developing markets. We built 66 new auditoriums and acquired 26 auditoriums during the year ended December 31, 2017.

Theatre Operations

As of December 31, 2017, we operated 533 theatres and 5,959 screens in 41 U.S. states and 15 Latin American countries. The following tables summarize the geographic locations of our theatre circuit as of December 31, 2017.

United States Theatres

	Total	Total
State	Theatres	Screens
Texas	86	1,131
California	65	835
Ohio	29	365
Utah	15	190
Nevada	9	140
Colorado	9	136
Illinois	9	126
Pennsylvania	9	125
Florida	6	110
Kentucky	8	109
Arizona	7	104
Oregon	6	90
North Carolina	7	83
Louisiana	6	83
Virginia	6	82
Oklahoma	5	65
Iowa	4	62
Washington	5	61
Connecticut	4	58
New Mexico	4	54
Michigan	3	46
Massachusetts	3	46
Arkansas	3	44
Mississippi	3	41
Maryland	2	39
Indiana	3	34
South Carolina	3	34
New Jersey	2	28
Georgia	2	27
South Dakota	2	26
Montana	2	25
Delaware	2	22
West Virginia	2	22
Kansas	1	20
New York	1	17
Alaska	1	16
Missouri	1	15
Alabama	1	14
Tennessee	1	14
Wisconsin	1	14
Minnesota	1	8
Total	339	4,561

International Theatres

Country	Total Theatres	Total Screens
Brazil	81	608
Colombia	35	193
Argentina	21	184
Chile	18	126
Central America(1)	16	120
Peru	13	93
Ecuador	7	45
Bolivia	1	13
Paraguay	1	10
Curacao	1	6
Total	194	1,398

(1)	Includes Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala.

We first entered Latin America when we opened a theatre in Chile in 1993. Since then, through our focused international growth strategy, we have developed one of the most geographically diverse theatre circuits in the region. We have balanced our risk through a diversified international portfolio, which includes theatres in fourteen of the twenty largest metropolitan areas in South America. We have established significant presence in Brazil and Argentina, where we are the largest exhibitor. We also have significant market presence in Colombia, Peru and Chile.

We believe that certain markets within Latin America continue to be underserved as penetration of movie screens per capita in these markets is substantially lower than in the U.S. and European markets. We intend to continue to expand our presence in international markets, with emphasis on Latin America, and fund our expansion primarily with cash flow generated from operations. We are able to mitigate cash flow exposure to currency fluctuations by transacting local operating expenses primarily in their respective local currencies. Our geographic diversity throughout South and Central America has allowed us to maintain consistent local currency revenue performance, notwithstanding currency and economic fluctuations that may affect any particular market.

Content

We offer a variety of content at our theatres.  We monitor upcoming films and other content and work diligently with film distributors to license the content that we believe will be most successful in our theatres. We play mainstream films from many different genres, such as animated films, family films, dramas, comedies, horror and action films. We offer content in both 2-D and 3-D formats in all of our theatres, and in many locations, we offer our private-label premium format, XD. We also offer a format that features motion seats and added sensory features in addition to the ultra-realistic images of 3-D technology in select locations.

We regularly play art and independent films at many of our U.S. theatres and offer local film product in our international markets, providing a variety of film choices to our guests. We offer a Classic Series at a majority of our U.S. theatres and some of our international theatres, which involves playing digitally re-mastered classic movies that change on a weekly basis. The program covers a variety of genres of classic films that are generally exhibited during non-peak times.

During December 2013, we formed a joint venture, named AC JV, LLC, with Regal Entertainment Group, or Regal, and AMC Entertainment, Inc., or AMC, which then purchased the Fathom event business from National CineMedia, LLC. The Fathom event business generally focuses on the marketing and distribution of live and pre-recorded entertainment programming to movie theatres to augment theatres’ feature film schedules. AC JV, LLC continues to bring alternative events to our theatres, including the Metropolitan Opera, sports programs, concert events, e-sports gaming events and other special presentations, that may be live or pre-recorded. We, along with AC JV, LLC, continue to identify new ways to utilize our theatre platform to provide entertainment to consumers.

Film Licensing

In the domestic marketplace, our corporate film department negotiates with film distributors to license films for each of our domestic theatres. In each of our international offices, our local film personnel negotiate with local offices of major film distributors as well as local film distributors to license films for our international theatres. Film distributors are responsible for determining film release dates and film marketing campaigns and the related expenditures, while we are responsible for booking the films at each of our theatres at the optimal showtimes for our guests. In most instances, we are able to license each first-run, wide-release film without regard to the bookings of other exhibitors within that area. In certain limited situations, our theatres compete with other nearby theatres for film content from film distributors. We face competition for patrons from other exhibitors and other forms of entertainment, as discussed under Competition below, at all of our theatres in all markets. Our theatre personnel focus on providing an extraordinary guest experience, and we provide a high-quality facility with the most up-to-date sound systems, comfortable seating and other amenities preferred by our guests, which we believe gives us a competitive advantage in markets where competing theatres play the same films.

In both our domestic and international locations, we pay film rental fees based on a film’s box office receipts at each of our theatres. Film rental rates are negotiated based on either a sliding scale formula under which the rate is based on a standard rate matrix that is established prior to a film’s run; a firm terms formula, as determined prior to a film’s run, under which we pay a negotiated rate; or a rate that is negotiated after a film’s run.

Food and Beverage

Concession sales are our second largest revenue source, representing approximately 35% of total revenues. We have devoted considerable management effort to expanding concession sales by enhancing our offerings and adapting to our customers’ changing preferences, as discussed below.

Concession Product Mix. Common concession products offered at all of our theatres include various sizes and types of popcorn, soft drinks, coffees, non-carbonated drinks, candy and quickly-prepared or pre-prepared food, such as hot dogs, pizza, pretzel bites, nachos and ice cream. The food and beverage offerings vary based on consumer preferences in a particular market. We have introduced some healthier snack and beverage options for our guests, which are available at some locations, added alcohol offerings in a growing number of theatres, and also offer diverse ethnic foods based on market demographics.

In select locations, we have expanded concession product offerings to include a broader variety of food and drink options, such as fresh wraps, hot sandwiches, burgers, gourmet pizzas, and a selection of beers, wines, and frozen cocktails, all of which can be enjoyed in the comfort of the auditoriums.  We also have lobby bars and VIP lounges in many domestic and international theatres.

Our proprietary point-of-sale system allows our category managers to monitor product sales and readily make adjustments to product mix on a theatre-by-theatre or market-by-market basis, when necessary. This program flexibility also allows us to efficiently activate and manage both national or regional product launches and promotional initiatives to further grow food and beverage sales.

Pricing. New products and promotions are introduced on a regular basis to increase concession purchase incidence by existing buyers as well as to attract new buyers. We offer specially-priced product combinations at our theatres. We routinely offer discounts to our guests on certain products by offering weekly coupons as well as reusable popcorn tubs and soft drink cups that can be refilled at a discounted price. In certain international countries and in all of our domestic theatres, we offer a loyalty program to our frequent guests that includes food and beverage discounts. Our new Cinemark Movie Club membership program also allows our domestic guests to sign-up for exclusive concessions discounts.

Staff Training. Employees are continually trained in proper sales techniques, food preparation and handling and maintaining concession product quality. Some of our product promotions include a motivational element that rewards theatre staff for exceptional sales of certain promotional items.

Theatre Design. Our theatres are designed to optimize the guest purchase experience at the concession stands, which includes multiple concession counters throughout a theatre to facilitate serving guests in an expedited manner. We strategically place large concession stands within theatres to heighten visibility, reduce the length of concession lines, and improve traffic flow around the concession stands. We incorporate self-serve candy cases and bottled drink coolers at our traditional crew-serve theatres to help provide convenience for our guests, drive purchase incidence and increase product availability for these two core categories. We also have self-service cafeteria-style concession areas in many of our domestic theatres, which allow customers to select their own refreshments and proceed to the cash register when they are ready. This design allows for more efficient service, and superior visibility of concession items. In some of our international locations, we allow guests to pre-order concession items, either online or at a kiosk, and pick them up in a dedicated line at the concession counter.

Cost Control. We negotiate prices for concession supplies directly with concession vendors and manufacturers to obtain volume discounts and also negotiate volume-based and promotional-based rebates with our larger suppliers. Concession supplies are generally distributed through a distribution network. The concession distributor delivers inventory to the theatres after receiving orders directly from the theatres or through an online electronic ordering system.  We conduct frequent inventory counts of concession products at every theatre to ensure proper stock levels are maintained to appropriately serve our guests.

Pre-Feature Screen Advertising

In our domestic markets, our theatres are part of the in-theatre digital network operated by National CineMedia, LLC, or NCM. NCM provides advertising to our theatres through its branded “Noovie” pre-show entertainment program and also handles lobby promotions and displays for our theatres. We believe that the reach, scope and digital delivery capability of NCM’s network provides an effective platform for national, regional and local advertisers to reach our engaged audience. We receive a monthly theatre access fee for participation in the NCM network and also earn screen advertising revenue on a per patron basis. As of December 31, 2017, we had an approximate 18% ownership interest in NCM. See Note 3 to the consolidated financial statements for further discussion of our investment in NCM.

In our international markets, our wholly-owned subsidiary Flix Media Publicidade E Entretenimento, Ltda., or Flix Media, handles our screen advertising functions in Brazil. Our Flix Media marketing personnel work with local agencies and advertisers to coordinate screen advertising in our Brazil theatres. We have expanded the Flix Media advertising services to other exhibitors in Brazil through revenue share agreements. In Argentina, we have in-house personnel that work with local advertisers to arrange screen advertising in our Argentina theatres. We recently acquired advertising businesses in Chile, Central America and Colombia, which are being integrated with our Flix Media division. In addition to screen advertising in our theatres, we intend to expand Flix Media’s services to include, among other things, alternative content, digital media and other synergistic media opportunities. In some of our other international markets, we outsource our screen advertising to local companies who have established relationships with local advertisers that provide similar programming benefits. The terms of our international screen advertising contracts vary by country, however, we generally earn a percentage of the screen advertising revenues for access to our screens.

Technology Innovations

The motion picture exhibition industry has undertaken many technology initiatives over the past several years, as discussed below.

Digital Cinema Distribution Coalition

Through the joint venture DCDC with Regal, AMC, Warner Bros. Entertainment, Inc. and Universal Pictures, we began delivering digital content to domestic theatres via satellite during October 2013. As of December 31, 2017, 100% of our domestic auditoriums were capable of receiving content via satellite. Delivery of content via satellite reduces film transportation costs for both distributors and exhibitors, by eliminating the costs to produce and ship hard drives. The satellite delivery system established by DCDC is available to all exhibitors and content providers and allows live and store-and-forward content to be delivered to our theatres.

Satellite Delivery - International

Satellite delivery technology started to expand to certain Latin American markets in 2016.  Currently, a majority of our international theatres have the ability to receive live events via satellite, with many of these also able to receive film content via satellite. We expect all of our international theatres to have the ability to receive content via satellite by the middle of 2018.

Virtual Reality

We recently announced plans to collaborate on an in-theatre virtual reality technology that will provide our guests with a new entertainment experience.  The advanced technology takes guests on a real-life, full-body journey where they engage with characters and their environment through sight, sound, touch, smell and motion.  We plan to install this technology in at least one theatre during 2018 and are continuing to evaluate other locations at which we can offer our guests this advanced entertainment option.

Marketing and Promotions

We generally market our theatres and special events, including new theatre grand openings, remodel openings and VIP events, using Internet digital advertising, directory film schedules, and radio and television advertising spots. We exhibit previews of coming attractions and current films as part of our on-screen pre-feature program. We offer guests access to movie times, the ability to buy their tickets and reserve their seats in advance and purchase gift cards at our website www.cinemark.com and via our smart phone and tablet applications. Customers can subscribe to our weekly emails to receive information about current and upcoming films at their preferred Cinemark theatre(s), including details about upcoming Cinemark XD movies, advanced ticket sales, screenings, special events, concerts and live broadcasts; as well as contests, promotions, and coupons for concession savings. Email communications and push notifications are utilized to provide customers with the latest information or exclusive offers such as screenings, contests or promotions. We partner with film distributors on a regular basis to promote upcoming films through local, regional and national programs that are exclusive to our theatres. These programs may involve customer contests that include exclusive giveaways, cross-promotions with the media and other third parties and other means to impact patronage for films showing at our theatres.

We interact with guests every day on social media platforms, such as Facebook, Twitter and Instagram, to provide relevant information, quick access to advanced ticketing information and upcoming movies and events, as well as to respond to guest feedback. Guests can utilize social media to ask us questions regarding their local Cinemark theatre offerings, movie-related information or to provide suggestions.

We offer a domestic loyalty program to our guests, called Connections, which was launched in 2016. Connections allows our guests to earn points for different types of transactions and interactions as tracked through our Cinemark smart phone app.  Points can then be redeemed for various concession items and discounts, as well as unique and limited edition experiential rewards that relate to films currently playing at our theatres. We also offer a feature in our app, called CineMode, which dims the phone’s screen and rewards guests for silencing their phones during the movie. Guests are rewarded for use of CineMode with loyalty points as well as other exclusive digital rewards that can be used at a future visit to one of our theatres.

We have loyalty programs in most of our international markets that either allow customers to pay a nominal fee for an annual membership card that provides them with certain admissions and concession discounts or that allows guests to earn loyalty points for each purchase. Similar to the Connections program, our points-based international programs offer discounts on concessions and movie tickets. Our global loyalty programs put us in direct contact with our guests and provides additional opportunities for us to enhance our relationships with the studios and our vendors through targeted promotions.

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

We launched a unique membership program for our domestic circuit in December 2017.  Cinemark Movie Club offers guests a monthly fixed-price 2D ticket, member-pricing for a companion ticket and concession and other transaction discounts.  Cinemark Movie Club is another unique option for our loyal guests and allows us to stay informed of our frequent guests’ preferences.

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

We are generally able to book films without regard to the film bookings of other exhibitors at many of our theatres. In certain limited situations, distributors allocate movies to only one theatre in a market generally based on demographics, the conditions, capacity and grossing potential of each theatre, and the terms of exhibition. In all theatres, our success in attracting guests can depend on customer service quality, location, theatre capacity, quality of projection and sound equipment, film showtime availability and ticket prices.

We compete for new theatre sites with other movie theatre exhibitors as well as other entertainment venues. Securing a potential site depends upon factors such as committed investment and resources, theatre design and capacity, revenue potential, and financial stability.

We face competition from a number of other movie exhibition delivery systems, such as digital downloads, video on-demand, pay-per-view television, DVDs, network and syndicated television. We also face competition from other forms of entertainment competing for the public’s leisure time and disposable income, such as family entertainment centers, concerts, theme parks and sporting events.

Seasonality

Our revenues have historically been seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, the most successful motion pictures have been released during summer months in the U.S., extending from May to July, and during the holiday season, extending from November through year-end. The timing of releases, however, has become less pronounced as distributors have begun releasing content more evenly throughout the year.  In our Latin American markets, while Hollywood content has similar release dates as in the U.S., the local holidays and seasons can vary. The unexpected emergence of a hit film during other periods can impact this seasonality trend. The timing and quality of film releases can have a significant impact on our results of operations, and the results of one period are not necessarily indicative of results for the following period or for the same period in the following year.

Corporate Operations

Our worldwide headquarters is located in Plano, Texas. Personnel at our corporate headquarters provide oversight and support for our domestic and international theatres, including our executive team and department heads in charge of film licensing, food and beverage, theatre operations, theatre construction and maintenance, real estate, human resources, marketing, legal, finance, accounting, tax, audit and information technology. Our U.S. operations are comprised of nineteen regions, each of which is headed by a region leader. We have nine regional offices in Latin America responsible for the local management of theatres in fifteen countries (Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala and Curacao are managed out of one Central American regional office). Each regional office is headed by a general manager with additional personnel responsible for film licensing, marketing, human resources, information technology, operations and finance. We have chief financial officers in Brazil and Argentina, which are our two largest international markets and a regional chief financial officer located in Chile that oversees Chile, Bolivia and Paraguay.

Employees

We have approximately 18,700 employees in the U.S., approximately 21% of whom are full time employees and 79% of whom are part time employees. We have approximately 9,400 employees in our international markets, approximately 83% of whom are full time employees and approximately 17% of whom are part time employees. Due to the seasonal nature of our business as discussed above, our headcount can vary throughout the year, depending on the timing and success of movie releases. Some of our international locations are subject to union regulations. We regard our relations with our employees to be satisfactory.

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

Our business depends on both the availability of suitable films for exhibition in our theatres and the success of those films in our markets. Reduced volume of film releases, poor performance of films, the disruption in the production of films due to events such as a strike by directors, writers or actors, a reduction in financing options for the film distributors, or a reduction in the marketing efforts of the film distributors to promote their films could have an adverse effect on our business by resulting in fewer patrons and reduced revenues.

Our results of operations fluctuate on a seasonal basis.

Our results of operations vary from period to period based upon the quantity and quality of the motion pictures that we show in our theatres. The major film distributors generally release the films they anticipate will be most successful during the summer and holiday seasons. Consequently, we typically generate higher revenues during these periods. The timing of releases, however, has become less pronounced as distributors have begun releasing content more evenly throughout the year.  In our Latin American markets, while Hollywood content has similar release dates as in the U.S., the local holidays and seasons can vary. The unexpected emergence of a successful film during other periods or the failure of an expected success at a key time could alter this seasonality trend. Due to the dependency on the success of films released from one period to the next, results of operations for one period may not be indicative of the results for the following period or the same period in the following year.

A deterioration in relationships with film distributors could adversely affect our ability to obtain commercially successful films.

We rely on the film distributors to supply the films shown in our theatres. The film distribution business is highly concentrated, with seven major film distributors accounting for approximately 89% of U.S. box office revenues and 49 of the top 50 grossing films during 2017. Numerous antitrust cases and consent decrees resulting from the antitrust cases impact the distribution of films. Film distributors license films to exhibitors on a theatre-by-theatre and film-by-film basis. Consequently, we cannot guarantee a supply of films by entering into long-term arrangements with major distributors. We are therefore required to negotiate licenses for each film and for each theatre. A deterioration in our relationship with any of the seven major film distributors could adversely affect our ability to obtain commercially successful films and to negotiate favorable licensing terms for such films, both of which could adversely affect our business and operating results.

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

We face competition for patrons from a number of alternative film distribution channels, such as digital downloads, video on-demand, subscription video-on-demand, pay-per-view television, DVDs, network and syndicated television. Some of these distribution channels have seen growth in production in recent years.  We also compete with other forms of entertainment, such as family entertainment centers, concerts, theme parks, gaming and sporting events, for our patrons’ leisure time and disposable income. A significant increase in popularity of these alternative film distribution channels, competing forms of entertainment or improvements in technologies available at home could have an adverse effect on our business and results of operations.

Our results of operations may be impacted by shrinking video and digital release windows.

The average video and digital release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available to consumers at home, has decreased from six months to approximately ninety days over the past few years. If patrons choose to wait for an in-home release rather than attend a theatre to view the film, it may adversely impact our business and results of operations, financial condition and cash flows. These release windows, which are determined by the studios, may shrink further or be eliminated altogether, which could have an adverse impact on our business and results of operations.

General political, social and economic conditions can adversely affect our attendance.

Our results of operations are dependent on general political, social and economic conditions, and the impact of such conditions on our theatre operating costs and on the willingness of consumers to spend money at movie theatres. If consumers’ discretionary income declines during a period of an economic downturn or political uncertainty, our operations could be adversely affected. If theatre operating costs, such as utility costs, increase due to political or economic changes, our results of operations could be adversely affected. Political events, such as terrorist attacks, and health-related epidemics, such as flu outbreaks, could cause people to avoid our theatres or other public places where large crowds are in attendance, which could adversely affect our results of operations. In addition, a natural disaster, such as a hurricane or an earthquake, could impact our ability to operate certain of our theatres, which could adversely affect our results of operations.

Our foreign operations are subject to adverse regulations, economic instability and currency exchange risk.

We have 194 theatres with 1,398 screens in fifteen countries in Latin America. Brazil represented approximately 11% of our consolidated 2017 revenues. Governmental regulation of the motion picture industry in foreign markets differs from that in the U.S.. Changes in regulations affecting prices and quota systems requiring the exhibition of locally-produced films may adversely affect our international operations. Our international operations are subject to certain political, economic and other uncertainties not encountered by our domestic operations, including risks of severe economic downturns and high inflation. We also face risks of currency fluctuations, hard currency shortages and controls of foreign currency exchange and cash transfers to the U.S., all of which could have an adverse effect on the results of our operations.

We have substantial long-term lease and debt obligations, which may restrict our ability to fund current and future operations and that restrict our ability to enter into certain transactions.

We have, and will continue to have, significant long-term debt service obligations and long-term lease obligations. As of December 31, 2017, we had $1,817.3 million in long-term debt obligations, $276.7 million in capital lease obligations and $1,747.5 million in long-term operating lease obligations. Our substantial lease and debt obligations pose risk by:

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

While we continue to implement the latest technological innovations, such as motion seats and satellite distribution technologies, new technological innovations continue to impact our industry. If we are unable to respond to or invest in changes in technology and the technological preferences of our customers, we may not be able to compete with other exhibitors or other entertainment venues, which could adversely affect our results of operations.

We are subject to uncertainties relating to future expansion plans, including our ability to identify suitable acquisition candidates or new theatre site locations, and to obtain financing for such activities on favorable terms or at all.

We have greatly expanded our operations over the last decade through targeted worldwide theatre development and acquisitions. We continue to pursue a strategy of expansion that will involve the development of new theatres and may involve acquisitions of existing theatres and theatre circuits both in the U.S. and internationally. There is significant competition for new site locations and for existing theatre and theatre circuit acquisition opportunities. As a result of such competition, we may not be able to acquire attractive site locations, existing theatres or theatre circuits on terms we consider acceptable. The pace of our growth may also be impacted by delays in site development caused by other parties. Acquisitions and expansion opportunities may divert a significant amount of management’s time away from the operation of our business. Growth by acquisition also involves risks relating to difficulties in integrating the operations and personnel of acquired companies and the potential loss of key employees of acquired companies. Our expansion strategy may not result in improvements to our business, financial condition, profitability, or cash flows. Further, our expansion programs may require financing above our existing borrowing capacity and operating cash flows. We may not be able to obtain such financing or ensure that such financing will be available to us on acceptable terms or at all.

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

In the U.S., we are subject to United States federal and state laws governing such matters as minimum wages, working conditions and overtime. We are also subject to union regulations in certain of our international markets, which can specify wage rates as well as minimum hours to be paid to certain employees. As federal and state minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees, but also the wages paid to employees at wage rates that are above minimum wage. Labor shortages, increased employee turnover and health care mandates could also increase our labor costs. This in turn could lead us to increase prices, which could impact our sales. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our results of operations may be adversely impacted.

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

We collect, use, store and maintain electronic information and data necessary to conduct our business, including confidential and proprietary information of the company, our customers, and our employees. We also rely on the availability of information technology systems to operate our business, including for communications, receiving and displaying movies, ticketing, guest services, payments, and other general operations. We rely on some of our vendors to store and process certain data and to manage, host, and/or provide some of our information technology systems. Because of the scope and complexity of our information technology systems, our reliance on vendors to provide, support and protect our systems and data, and the constantly evolving cyber-threat landscape, our information technology systems are subject to the risk of disruption, failure, unauthorized access, cyber-terrorism, human error, misuse, tampering, theft, and other cyber-attacks. These or similar events, whether accidental or intentional, could result in theft, unauthorized access or disclosure, loss, fraudulent or unlawful use of customer, employee or company data, which could harm our reputation or result in a loss of business, as well as remedial and other costs, fines, investigations, enforcement actions or lawsuits. These or similar events could also lead to an interruption in the operation of our systems resulting in business impact, including loss of business. Those same scope, complexity, reliance, and changing cyber-threat landscape factors could also affect our ability to adapt to and comply with changing regulations and contractual obligations applicable to data security and privacy, which are increasingly demanding, both in the United States and in other jurisdictions where we operate.  In order to address these risks, we have adopted security measures and technology, operate a security program, and work continuously to evaluate and improve our security posture. However, the development and maintenance of these systems and programs are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. As such, there can be no assurance that these or similar events will not occur in the future or will not have an adverse effect on our business and results of operation. In addition to Company-specific cyber threats or events, our business and results of operations could also be impacted by cyber-related events affecting our peers and partners within the entertainment industry, as well as other retail companies. We maintain insurance designed to provide coverage for cyber risks related to what we believe to be adequate and collectible insurance in the event of the theft, loss, fraudulent or unlawful use of customer, employee or company data, but the foregoing events or future events could result in costs and business impacts which may not be covered or may be in excess of any available insurance that we may have procured. As a result, future events could have a material impact on our business and adversely affect our financial condition and results of operations.

Product recalls and associated costs could adversely affect our reputation and financial condition.

We may be found liable if the consumption of any of the products we sell causes illness or injury. We are also subject to recall by product manufacturers or if the food products become contaminated. Recalls could result in losses due to the cost of the recall, the destruction of the product and lost sales due to the unavailability of the product for a period of time.

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

As of December 31, 2017, we owned 27,871,862 common units of NCM, which represented an ownership interest in NCM of approximately 18%. We receive a monthly theatre access fee under our Exhibitor Services Agreement with NCM and we are entitled to receive mandatory quarterly distributions of excess cash from NCM.  During the years ended December 31, 2015, 2016 and 2017, the Company received approximately $11.3 million, $11.0 million and $11.3 million in other revenues from NCM, respectively, $18.1 million, $14.7 million and $16.4 million in cash distributions recorded as a reduction of our investment in NCM, respectively, and $18.1 million $14.7 million, $16.4 million in cash distributions in excess of our investment in NCM, respectively. Cinema advertising is a small component of the U.S. advertising market and therefore, NCM competes with larger, more established and well known media platforms such as broadcast radio and television, cable and satellite television, outdoor advertising and Internet portals. In-theatre advertising may not continue to attract advertisers or NCM’s in-theatre advertising format may not continue to be received favorably by theatre patrons. If NCM is unable to continue to generate consistent advertising revenues, its results of operations may be adversely affected and our investment in and distributions and revenues from NCM may be adversely impacted.

Each of our common units in NCM is convertible into one share of NCM, Inc. common stock.  As of December 31, 2017, the estimated fair value of our investment in NCM was approximately $191.2 million based on NCM, Inc.’s stock price as of December 31, 2017 of $6.86 per share, which was less than our carrying value of $200.6 million.  We do not believe that the decline in NCM, Inc.’s stock price is other than temporary and therefore, we did not record an impairment of our investment in NCM during the year ended December 31, 2017.  The market value of NCM, Inc.’s stock price may continue to vary due to the performance of the business, industry trends, general and economic conditions and other factors.  If NCM, Inc.’s stock price continues to decline or stays at a level below our carrying value for an extended period of time, we may record an impairment in our investment.

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

We also have a significant amount of goodwill and tradename intangible assets. Declines in our stock price or market capitalization, declines in our attendance due to increased competition in certain regions and/or countries or economic factors that lead to a decline in attendance in any given region or country could result in impairments of goodwill and our intangible assets. As of December 31, 2017, we performed quantitative analyses on all of our goodwill and tradename intangible assets and determined that the fair values of such assets are not below their respective carrying values.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

United States

As of December 31, 2017, in the U.S., we operated 298 theatres with 3,953 screens pursuant to leases and own the land and building for 41 theatres with 608 screens. Our leases are generally entered into on a long-term basis with terms, including optional renewal periods, generally ranging from 20 to 45 years. As of December 31, 2017, approximately 8% of our theatre leases in the U.S., covering 24 theatres with 190 screens, have remaining terms, including optional renewal periods, of less than six years. Approximately 8% of our theatre leases in the U.S., covering 25 theatres with 307 screens, have remaining terms, including optional renewal periods, of between six and 15 years and approximately 84% of our theatre leases in the U.S., covering 249 theatres with 3,456 screens, have remaining terms, including optional renewal periods, of more than 15 years. The leases generally provide for a fixed monthly minimum rent payment, with certain leases also subject to additional percentage rent if a target annual revenue level is achieved. We currently own an office building in Plano, Texas, which is our worldwide headquarters. We lease office space in Frisco, Texas and McKinney, Texas for theatre support and maintenance personnel.

International

As of December 31, 2017, internationally, we operated 194 theatres with 1,398 screens, all of which are leased. Our international leases are generally entered into on a long term basis with terms, including optional renewal periods, generally ranging from 10 to 30 years. The leases generally provide for contingent rental based upon operating results with an annual minimum. As of December 31, 2017, approximately 13% of our international theatre leases, covering 25 theatres with 220 screens, have remaining terms, including optional renewal periods, of less than six years. Approximately 49% of our international theatre leases, covering 96 theatres and 708 screens, have remaining terms, including optional renewal periods, of between six and 15 years and approximately 38% of our international theatre leases, covering 73 theatres and 470 screens, have remaining terms, including optional renewal periods, of more than 15 years. The leases generally provide for a fixed monthly minimum rent payment, with certain leases also subject to additional percentage rent if a target annual revenue level is achieved. We also lease office space in seven regions in Latin America for our local management.

See Note 15 to the consolidated financial statements for information regarding our minimum lease commitments. We periodically review the profitability of each of our theatres, particularly those whose lease terms are nearing expiration, to determine whether to continue its operations.

Item 3. Legal Proceedings

Joseph Amey, et al. v. Cinemark USA, Inc., Case No. 3:13cv05669, In the United States District Court for the Northern District of California, San Francisco Division. The case presents putative class action claims for damages and attorney’s fees arising from employee wage and hour claims under California law for alleged meal period, rest break, reporting time pay, unpaid wages, pay upon termination, and wage statements violations. The claims are also asserted as a representative action under the California Private Attorney General Act (“PAGA”). We deny the claims, deny that class certification is appropriate and deny that a PAGA representative action is appropriate, and are vigorously defending against the claims. We deny any violation of law and plan to vigorously defend against all claims. The Court determined that class certification is not appropriate and determined that a PAGA representative action is not appropriate. The plaintiff has appealed these rulings. The Ninth Circuit Court of Appeal reversed portions of the ruling and remanded it back to the District Court.  We are unable to predict the outcome of this litigation or the range of potential loss.

Flagship Theatres of Palm Desert, LLC d/b/a Cinemas Palme D’Or v. Century Theatres, Inc., and Cinemark USA, Inc.; Superior Court of the State of California, County of Los Angeles.  Plaintiff in this case alleges that the Company violated California antitrust and unfair competition laws by engaging in “circuit dealing” with various motion picture distributors and tortuously interfered with Plaintiff’s business relationships. Plaintiff seeks compensatory damages, trebling of those damages under California law, punitive damages, injunctive relief, attorneys’ fees, costs and interest. Plaintiff also alleges that our conduct ultimately resulted in closure of its theatre in June 2016. We denied the allegations. In 2008, we moved for summary judgment on Plaintiff’s claims, arguing primarily that clearances between the theatres at issue were lawful and that Plaintiff lacked proof sufficient to support certain technical elements of its antitrust claims. The trial court granted that motion and dismissed Plaintiff’s claims. Plaintiff appealed and, in 2011, the Court of Appeal reversed, holding, among other things, that Plaintiff’s claims were not about the illegality of clearances but were focused, instead, on “circuit dealing.” Having re-framed the claims in that manner, the Court of Appeal held that the trial court’s decision to limit discovery to the market where the theatres at issue operated was an error, as “circuit dealing” necessarily involves activities in different markets. Upon return to the trial court, the parties engaged in additional, broadened discovery related to Plaintiff’s “circuit dealing” claim. Thereafter, we moved again for summary judgment on all of Plaintiff’s claims. That new motion for summary judgment was pending when, on or about April 11, 2014, the trial court granted the Company’s motion for terminating sanctions and entered a judgment dismissing the case with prejudice. Plaintiff then appealed that second dismissal, seeking to have the judgment reversed and the case remanded to the trial court. The Court of Appeal issued a ruling on May 24, 2016, reversing the granting of terminating sanctions and instead imposed a lesser evidentiary and damages preclusion sanction. The case returned to the trial court on October 6, 2016. We have denied Plaintiff’s allegations and are vigorously defending these claims. We are unable to predict the outcome of this litigation or the range of potential loss.

We received a Civil Investigative Demand (“CID”) from the Antitrust Division of the United States Department of Justice. The CID relates to an investigation under Sections 1 and 2 of the Sherman Act. We also received CIDs from the Antitrust Section of the Office of the Attorney General of the State of Ohio and later from other states regarding similar inquiries under state antitrust laws. The CIDs request us to answer interrogatories, and produce documents, or both, related to the investigation of matters including film clearances, potential coordination and/or communication with other major theatre circuits and related joint ventures. We intend to fully cooperate with all federal and state government agencies. Although we do not believe that it has violated any federal or state antitrust or competition laws, we cannot predict the ultimate scope, duration or outcome of these investigations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holder of Our Common Stock

As of December 31, 2017, we had 1,500 shares of Class A common stock outstanding and 182,648 shares of Class B common stock outstanding, all of which were held by Cinemark Holdings, Inc.

Dividend Policy

During the years ended December 31, 2017, 2016 and 2015, we paid cash dividends of approximately $134.5 million, $124.9 million and $115.2 million, respectively, to our parent company, Cinemark Holdings, Inc. Additionally, during the year ended December 31, 2015, we made an additional non-cash dividend of $17.9 million.  Our ability to pay dividends is limited by the terms of our senior notes indentures, our senior subordinated notes indenture and our senior secured credit facility, which restrict our ability to pay dividends and the ability of certain of our subsidiaries to pay dividends. See Note 8 to the consolidated financial statements for further discussion of our debt agreements. Furthermore, certain of our foreign subsidiaries currently have a deficit in retained earnings which prevents them from declaring and paying dividends from those subsidiaries. The declaration of future dividends will be at the discretion of our board of directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, limitations in our debt agreements and legal requirements.

Item 6. Selected Financial Data

The following table provides our selected consolidated financial and operating data for the periods and at the dates indicated for each of the five most recent years ended December 31, 2017. During May 2013, we acquired 32 theatres with 483 screens in the U.S. The results of operations for these theatres are included in our consolidated results of operations beginning on the dates of the respective acquisitions. During November 2013, we sold our Mexico theatres, which included 31 theatres and 290 screens. You should read the selected consolidated financial and operating data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes appearing elsewhere in this report.

	Year Ended December 31,
	2013	2014	2015	2016	2017
Statement of Income Data:	(Dollars in thousands)
Revenues:
Admissions	$1,706,145	$1,644,169	$1,765,519	$1,789,137	$1,794,982
Concession	845,168	845,376	936,970	990,103	1,038,788
Other	131,581	137,445	150,120	139,525	157,777
Total revenues	2,682,894	2,626,990	2,852,609	2,918,765	2,991,547
Film rentals and advertising	896,032	856,388	945,640	962,655	966,510
Concession supplies	135,715	131,985	144,270	154,469	166,320
Salaries and wages	269,353	273,880	301,099	325,765	354,510
Facility lease expense	307,851	317,096	319,761	321,294	328,197
Utilities and other	329,182	335,109	355,801	355,926	355,041
General and administrative expenses	163,134	148,588	154,052	140,637	150,911
Depreciation and amortization	163,970	175,656	189,206	209,071	237,513
Impairment of long-lived assets	3,794	6,647	8,801	2,836	15,084
(Gain) loss on sale of assets and other	(3,845)	15,715	8,143	20,459	22,812
Total cost of operations	$2,265,186	$2,261,064	$2,426,773	$2,493,112	$2,596,898
Operating income	$417,708	$365,926	$425,836	$425,653	$394,649
Interest expense	$124,714	$113,698	$112,741	$108,313	$105,918
Net income	$151,921	$195,769	$220,391	$258,513	$267,482
Net income attributable to Cinemark USA, Inc.	$149,843	$194,380	$218,532	$256,777	$265,643

	Year Ended December 31,
	2013	2014	2015	2016	2017
	(Dollars in thousands)
Other Financial Data:
Ratio of earnings to fixed charges(1)	2.24x	2.42x	2.69x	2.78x	2.71x
Cash flow provided by (used for):
Operating activities	$309,362	$454,128	$455,225	$451,183	$527,863
Investing activities	(364,701)	(253,339)	(328,122)	(327,769)	(410,476)
Financing activities	(75,346)	(146,320)	(150,509)	(152,045)	(156,908)
Capital expenditures	(259,670)	(244,705)	(331,726)	(326,908)	(380,862)

(1)

For the purposes of calculating the ratio of earnings to fixed charges, earnings consist of income from continuing operations before taxes plus fixed charges excluding capitalized interest.  Fixed charges consist of interest expense, capitalized interest, amortization of debt issue costs and that portion of rental expense which we believe to be representative of the interest factor.

	As of December 31,
	2013	2014	2015	2016	2017
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$599,894	$638,841	$588,503	$561,138	$522,415
Theatre properties and equipment, net	1,427,190	1,450,812	1,505,069	1,704,536	1,828,054
Total assets	4,107,480	4,133,116	4,127,632	4,316,609	4,485,340
Total long-term debt, including current portion, net of unamortized debt issue costs	1,796,152	1,791,578	1,781,335	1,788,112	1,787,480
Equity	1,104,281	1,136,723	1,113,251	1,284,080	1,421,495

	Year Ended December 31,
Operating Data:	2013	2014	2015	2016	2017
United States
Theatres operated (at period end)	334	335	337	339	339
Screens operated (at period end)	4,457	4,499	4,518	4,559	4,561
Total attendance (in 000s)	177,156	173,864	179,601	182,660	174,432
International
Theatres operated (at period end)	148	160	176	187	194
Screens operated (at period end)	1,106	1,177	1,278	1,344	1,398
Total attendance (in 000s)	99,402	90,009	100,499	104,581	102,584
Worldwide
Theatres operated (at period end)	482	495	513	526	533
Screens operated (at period end)	5,563	5,676	5,796	5,903	5,959
Total attendance (in 000s)	276,558	263,873	280,100	287,241	277,016

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

Overview

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. As of December 31, 2017, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 16 to the consolidated financial statements.

Revenues and Expenses

We generate revenues primarily from filmed entertainment box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing promotions, studio trailer placements, meeting rentals and electronic video games located in some of our theatres. NCM provides our domestic theatres with various forms of in theatre advertising. We also offer alternative entertainment, such as live and pre-recorded sports programs, concert events, the Metropolitan Opera, in-theatre gaming and other special events in our theatres through our joint venture, AC JV, LLC. Our Flix Media initiative has also allowed us to expand our screen advertising and alternative content within our international circuit and to other international exhibitors.

Films leading the box office during the year ended December 31, 2017 included Star Wars: The Last Jedi, Beauty and the Beast, Wonder Woman, Guardians of the Galaxy Vol. 2, Spider Man: Homecoming, It, Thor: Ragnarok, Despicable Me 3, Logan, The Fate of the Furious, Justice League, Dunkirk, Coco, The LEGO Batman Movie, Get Out, The Boss Baby, Pirates of the Caribbean: Dead Men Tell No Tales, Kong: Skull Island, Hidden Figures, Jumanji: Welcome to the Jungle and other films.

Films scheduled for release during 2018 include well-known franchise films such as Avengers: Infinity War, Jurassic World: Fallen Kingdom, Solo: A Star Wars Story, Black Panther, The Incredibles 2, Deadpool 2, Ralph Breaks The Internet: Wreck-It Ralph, Fantastic Beasts: The Crimes of Grindelwald, Mission Impossible 6, Hotel Transylvania 3: Summer Vacation, X-Men: Dark Phoenix, and Ant-Man and the Wasp, among other films.

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

Utilities and other costs include both fixed and variable costs and primarily consist of utilities, expenses for projection and sound equipment maintenance and monitoring, property taxes, janitorial costs, repairs, maintenance and security services.

General & administrative expenses are primarily fixed in nature and consists of the costs to support the overall management of the Company, including salaries and wages, incentive compensation and benefit costs for our corporate office personnel, facility expenses for our corporate offices, professional fees, audit fees, general supplies and other costs that are not specifically associated with the operations of our theatres.

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

Revenue and Expense Recognition

Revenues are recognized when admissions and concession sales are received at the box office. Other revenues primarily consist of screen advertising. Screen advertising revenues are recognized over the period that the related advertising is delivered on-screen or in-theatre. We record proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognize admissions or concession revenue when a holder redeems the card or certificate. We recognize unredeemed gift cards and other advanced sale-type certificates as revenue only after such a period of time indicates, based on historical experience, the likelihood of redemption is remote, and based on applicable laws and regulations. In evaluating the likelihood of redemption, we consider the period outstanding, the level and frequency of activity, and the period of inactivity. See “Impact of Recent Accounting Developments” below.

Film rental costs are accrued based on the applicable box office receipts and either firm terms or a sliding scale formula, which are generally established prior to the opening of the film, or estimates of the final settlement rate, which occurs at the conclusion of the film run, subject to the film licensing arrangement. Under a firm terms formula, we pay the distributor a percentage of box office receipts, which reflects either an aggregate rate for the life of the film or rates that decline over the term of the run. Under a sliding scale formula, we pay a percentage of box office revenues using a pre-determined matrix that is based upon box office performance of the film. The settlement process allows for negotiation of film rental fees upon the conclusion of the film run based upon how the film performs. Estimates are based on the expected success of a film. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. If actual settlements are different than those estimates, film rental costs are adjusted at that time. Our advertising costs are expensed as incurred.

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

Impairment of Long-Lived Assets

We review long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We also perform a full quantitative impairment evaluation on an annual basis. We assess many factors including the following to determine whether to impair individual theatre assets:

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

Long-lived assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and the lesser of twenty years or the building’s remaining useful life for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, we then compare the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during 2015, 2016 and 2017. The long-lived asset impairment charges related to theatre properties recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre.

Impairment of Goodwill and Intangible Assets

We evaluate goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable.  We evaluate goodwill for impairment at the reporting unit level and we have allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of its nineteen regions in the U.S. and nine countries internationally with Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala considered one reporting unit (the Company does not have goodwill recorded for all of its international locations). We adopted ASU 2017-04 Intangibles – Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment effective for our annual goodwill impairment evaluation performed during 2017. We performed a quantitative goodwill impairment analysis for all reporting units during 2017, which required us to estimate the fair value of each reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, goodwill would be written down such that the carrying value would equal estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was eight times for the evaluations performed during 2017.  As of December 31, 2017, the estimated fair value of our goodwill for each reporting unit exceeded their carrying values by more than 10%.

Tradename intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. During 2017, we performed a quantitative tradename impairment assessment for each tradename asset, which included comparing their carrying values to an estimated fair value. We estimated the fair value of our tradenames by applying an estimated market royalty rate that could be charged for the use of our tradename to forecasted future revenues, with an adjustment for the present value of such royalties. If the estimated fair value is less than the carrying value, the tradename intangible asset is written down to its estimated fair value. Significant judgment is involved in estimating market royalty rates and long-term revenue forecasts. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected revenue performance and industry trends. As of December 31, 2017, the estimated fair value of the Company’s tradename intangible assets exceeded their carrying values by more than 10%.

Income Taxes

We participate in the consolidated return of Cinemark Holdings, Inc. However, our provision for income taxes is computed on a stand-alone basis. We use an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized. Income taxes are provided on unremitted earnings from foreign subsidiaries unless such earnings are expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments. The evaluation of an uncertain tax position is a two-step process. The first step is recognition: We determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position would be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements result in (1) a change in a liability for income taxes payable or (2) a change in an income tax refund receivable, a deferred tax asset or a deferred tax liability or both (1) and (2). We accrue interest and penalties on uncertain tax positions. See “Impact of Recent Accounting Developments” below.

Accounting for Investment in National CineMedia, LLC and Related Agreements

We have an investment in NCM. NCM operates a digital in-theatre network in the U.S. for providing cinema advertising and non-film events. Upon joining NCM, the Company and NCM entered into an Exhibitor Services Agreement (“ESA”), pursuant to which NCM provides advertising, promotion and event services to the Company’s theatres. On February 13, 2007, National CineMedia, Inc., or NCM Inc., a newly formed entity that serves as a member and the sole manager of NCM, completed an initial public offering of its common stock. In connection with the NCM Inc. initial public offering, the Company amended its operating agreement and the Exhibitor Services Agreement, or ESA, with NCM and received proceeds related to the modification of the ESA and the Company’s sale of certain of its shares in NCM. The ESA modification reflected a shift from circuit share expense under the prior Exhibitor Services Agreement, which obligated NCM to pay the Company a percentage of revenue, to a monthly theatre access fee, which significantly reduced the contractual amounts paid to the Company by NCM. The Company recorded the proceeds related to the ESA modification as deferred revenue, which is being amortized into other revenues over the life of the agreement using the units of revenue method. As a result of the proceeds received as part of the NCM, Inc. initial public offering, the Company had a negative basis in its original membership units in NCM (referred to herein as its Tranche 1 Investment). The Company does not recognize undistributed equity in the earnings on its Tranche 1 Investment until NCM's future net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company believes that the accounting model provided by ASC 323-10-35-22 for recognition of equity investee losses in excess of an investor's basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCM, Inc. and Cinemark, AMC and Regal, collectively referred to as its Founding Members, annual adjustments to the common membership units are made primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each Founding Member.  To account for the receipt of additional common units under the Common Unit Adjustment Agreement, the Company follows the guidance in ASC 323-10-35-29 (formerly EITF 02-18, Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition) by analogy, which also refers to AICPA Technical Practice Aid 2220.14, which indicates that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses.  The Company concluded that the construction or acquisition of new theatres that has led to the common unit adjustments equates to making additional investments in National CineMedia. The Company evaluated the receipt of the additional common units in National CineMedia and the assets exchanged for these additional units and has determined that the right to use its incremental new screens would not be considered funding of prior losses. The Company accounts for these additional common units (referred to herein as its Tranche 2 Investment) as a separate investment than its Tranche 1 Investment.  The common units received are recorded at fair value as an increase in the Company’s investment in NCM with an offset to deferred revenue.  The deferred revenue is amortized over the remaining term of the ESA.  The Tranche 2 Investment is accounted for following the equity method, with undistributed equity earnings related to its Tranche 2 Investment included as a component of equity in income of affiliates and distributions received related to its Tranche 2 Investment are recorded as a reduction of its investment basis. See “Impact of Recent Accounting Developments” below.

Impact of Recent Accounting Developments

Impact of New Revenue Recognition Standard

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASC 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASC 606 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from the contracts with customers.

ASC 606 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).

We adopted ASC 606 as of January 1, 2018 using the modified retrospective method. The new standard will therefore be applied to all contracts not completed as of January 1, 2018.  While we do not believe the adoption of ASC 606 will have a material impact to our results of operations or cash flows, we do expect ASC 606 to have an impact on the classification of certain revenues and related expenses, as summarized below.  Quantitative amounts included below are estimates of the expected effects of our adoption of ASC 606 and represent management’s best estimates of the impact of adopting ASC 606 at the time of the preparation of this Annual Report on Form 10-K.  The actual impact of ASC 606 is subject to change from these estimates, pending the completion of our assessment during the first quarter of 2018.

•

We believe our Exhibitor’s Services Agreement (“ESA”) with National CineMedia, LLC (“NCM”) includes a significant financing component due to the length of time necessary to fulfill the performance obligations under the ESA as compared to the timing of receipt of the advanced payment. Similarly, we believe our Common Unit Adjustment (“CUA”) Agreement with NCM includes a significant financing component due to the receipt of common units in advance of the fulfillment of the performance obligations.  As a result, we expect other revenues, specifically screen advertising revenues, will increase with a similar offsetting increase in noncash interest expense, but will not have a material impact on our results of operations.

•

In addition to recording the impact of significant financing components associated with our NCM ESA and CUA agreement, we have determined that based on how the performance obligations are fulfilled under these agreements, the related deferred revenues will be amortized on a straight-line basis under ASC 606 versus the units of revenue method followed prior to adoption of ASC 606.  As a result of the change in amortization method, we expect to record a cumulative effect of accounting change adjustment of no more than $55 million in retained earnings effective January 1, 2018, with an offsetting decrease in deferred revenue - NCM.

•

We currently record online surcharges net of service fees as amounts have been immaterial. We have determined that we are the principal in the arrangement, and therefore, in accordance with ASC 606 guidance, we will recognize online surcharges in revenues on a gross basis and record all related service fees as an operating expense.  As a result of this change, our other revenues and utilities and other costs will increase on a prospective basis, but will not have a material impact on our results of operations.

•

We currently have a domestic loyalty program that awards points to our members upon completion of various purchases and other transactions. Under ASC 606, we will have to defer a portion of the proceeds received from each purchase as a liability to provide future goods and services (or rewards in exchange for points) to program members.  We expect this will result in slight reductions in admissions and concessions revenues with an offsetting increase in other long-term liabilities, but will not have a material impact on our consolidated financial statements.

The timing of revenue recognition for other revenue streams, including revenues for unredeemed gift cards and other advanced sales-type certificates, will also be impacted by the adoption of ASC 606, but we do not expect such changes to be material.

Impact of Tax Reform

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018 and included a one-time transition tax on certain undistributed earnings of foreign subsidiaries. We recorded a net one-time benefit of $44.9 million, all non-cash, related to enactment of the Tax Act, including a re-measurement of deferred tax liabilities using the lower U.S. corporate income tax rate, a reassessment of permanently reinvested earnings, a deemed repatriation tax, and a reduction in a deferred tax asset with regard to foreign tax credit carryforwards.

While we have substantially completed our provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate of such effects, the net one-time charge related to the Tax Act may differ, possibly materially, due to: further refinement of our calculations, changes in interpretations and assumptions that we have made, and additional guidance that may be issued by the U.S. government. We will complete our analysis over a one-year measurement period ending December 22, 2018, and any adjustments during this measurement period will be included in net income from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.

Results of Operations

The following table sets forth, for the periods indicated, the amounts for certain items reflected in our consolidated statements of income along with each of those items as a percentage of revenues.

	Year Ended December 31,
	2015	2016	2017
Operating data (in millions):
Revenues
Admissions	$1,765.5	$1,789.2	$1,795.0
Concession	937.0	990.1	1,038.8
Other	150.1	139.5	157.8
Total revenues	$2,852.6	$2,918.8	$2,991.6
Cost of operations
Film rentals and advertising	945.6	962.7	966.5
Concession supplies	144.3	154.5	166.3
Salaries and wages	301.1	325.8	354.5
Facility lease expense	319.7	321.3	328.2
Utilities and other	355.9	355.9	355.0
General and administrative expenses	154.1	140.6	151.0
Depreciation and amortization	189.2	209.1	237.5
Impairment of long-lived assets	8.8	2.8	15.1
Loss on sale of assets and other	8.1	20.4	22.8
Total cost of operations	2,426.8	2,493.1	2,596.9
Operating income	$425.8	$425.7	$394.7

Operating data as a percentage of total revenues:
Revenues
Admissions	61.9%	61.3%	60.0%
Concession	32.8%	33.9%	34.7%
Other	5.3%	4.8%	5.3%
Total revenues	100.0%	100.0%	100.0%
Cost of operations (1)
Film rentals and advertising	53.6%	53.8%	53.8%
Concession supplies	15.4%	15.6%	16.0%
Salaries and wages	10.6%	11.2%	11.8%
Facility lease expense	11.2%	11.0%	11.0%
Utilities and other	12.5%	12.2%	11.9%
General and administrative expenses	5.4%	4.8%	5.0%
Depreciation and amortization	6.6%	7.2%	7.9%
Impairment of long-lived assets	0.3%	0.1%	0.5%
Loss on sale of assets and other	0.3%	0.7%	0.8%
Total cost of operations	85.1%	85.4%	86.8%
Operating income	14.9%	14.6%	13.2%
Average screen count (month end average)	5,725	5,856	5,925
Average operating screen count (month end average)	5,692	5,767	5,777
Revenues per average screen (dollars)	$498,272	$498,423	$504,902

(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Comparison of Years Ended December 31, 2017 and December 31, 2016

Revenues. Total revenues increased $72.8 million to $2,991.6 million for 2017 from $2,918.8 million for 2016, representing a 2.5% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency (3)
	2017	2016	% Change	2017	2016	% Change	2017	% Change	2017	2016	% Change
Admissions revenues (1)	$1,356.9	$1,379.0	(1.6)%	$438.1	$410.2	6.8%	$426.7	4.0%	$1,795.0	$1,789.2	0.3%
Concession revenues (1)	$790.1	$764.6	3.3%	$248.7	$225.5	10.3%	$243.4	7.9%	$1,038.8	$990.1	4.9%
Other revenues (1)(2)	$75.1	$73.6	2.0%	$82.7	$65.9	25.5%	$81.5	23.7%	$157.8	$139.5	13.1%
Total revenues (1)(2)	$2,222.1	$2,217.2	0.2%	$769.5	$701.6	9.7%	$751.6	7.1%	$2,991.6	$2,918.8	2.5%
Attendance (1)	174.4	182.6	(4.5)%	102.6	104.6	(1.9)%			277.0	287.2	(3.6)%
Average ticket price (1)	$7.78	$7.55	3.0%	$4.27	$3.92	8.9%	$4.16	6.1%	$6.48	$6.23	4.0%
Concession revenues per patron (1)	$4.53	$4.19	8.1%	$2.42	$2.16	12.0%	$2.37	9.7%	$3.75	$3.45	8.7%

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
(3)

Constant currency revenue amounts, which are non-GAAP measurements, were calculated using the average exchange rates for the corresponding months for 2016. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates from one period to the next can result in meaningful variations in reported results.   We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance without the impact of foreign currency fluctuations.

•

U.S. Admissions revenues decreased $22.1 million primarily due to a 4.5% decrease in attendance, partially offset by a 3.0% increase in average ticket price. Concession revenues increased $25.5 million primarily due to an 8.1% increase in concession revenues per patron, partially offset by the 4.5% decrease in attendance. The decrease in attendance was due to a slate of films in 2017 that had weaker consumer appeal compared to 2016, partially offset by the favorable impact of luxury lounger conversions and new theatres. The increase in average ticket price was primarily due to price increases. The increase in concession revenues per patron was primarily due to incremental sales, expanded offerings, price increases and new theatres.

•

International. Admissions revenues increased $27.9 million as reported, primarily due to an 8.9% increase in average ticket price, partially offset by a 1.9% decrease in attendance.  Admissions revenues increased $16.5 million in constant currency, primarily due to a 6.1% increase in constant currency average ticket price, partially offset by the 1.9% decrease in attendance. Concession revenues increased $23.2 million as reported, primarily due to a 12.0% increase in concession revenues per patron, partially offset by the 1.9% decrease in attendance.  Concession revenues increased $17.9 million in constant currency, primarily due to a 9.7% increase in constant currency concession revenues per patron, partially offset by the 1.9% decrease in attendance. The decrease in attendance was due to a slate of films in 2017 that had weaker consumer appeal compared to 2016, partially offset by the impact of new theatres. Average ticket price and concession revenues per patron increased primarily due to price increases, which were predominantly driven by local inflation. Other revenues increased primarily due to increased promotional income and incremental screen advertising revenues generated by an expansion of our Flix Media services to affiliates in various countries.

Cost of Operations. The table below summarizes certain of our theatre operating costs by reportable operating segment (in millions) for the years ended December 31, 2016 and 2017.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2017	2016	2017	2016	Constant Currency 2017 (1)	2017	2016
Film rentals and advertising	$756.4	$768.9	$210.1	$193.8	$205.1	$966.5	$962.7
Concession supplies	112.8	107.3	53.5	47.2	52.3	166.3	154.5
Salaries and wages	265.8	248.2	88.7	77.6	88.2	354.5	325.8
Facility lease expense	241.0	240.7	87.2	80.6	84.6	328.2	321.3
Utilities and other	241.6	250.9	113.4	105.0	111.6	355.0	355.9

(1)

Constant currency expense amounts, which are non-GAAP measurements, were calculated using the average exchange rates for the corresponding months for 2016. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance without the impact of foreign currency fluctuations.

•

U.S. Film rentals and advertising costs were $756.4 million, or 55.7% of admissions revenues, for 2017 compared to $768.9 million, or 55.8% of admissions revenues, for 2016. The decrease in the film rentals and advertising rate was primarily due to a higher concentration of blockbuster films during 2016. Concession supplies expense was $112.8 million, or 14.3% of concession revenues, for 2017 compared to $107.3 million, or 14.0% of concession revenues, for 2016. The increase in the concession supplies rate was primarily due to the impact of our expanded concession offerings.

Salaries and wages increased to $265.8 million for 2017 from $248.2 million for 2016 primarily due to incremental staffing at new and recently remodeled theatres, increases in minimum wages and increased staffing for food and beverage initiatives. Facility lease expense increased to $241.0 million for 2017 from $240.7 million for 2016 due to the impact of new theatres. Utilities and other costs decreased to $241.6 million for 2017 from $250.9 million for the 2016 period.  The decrease was primarily due to the change in classification of transactional fees and decreased equipment lease expenses for 3-D presentations.

•

International. Film rentals and advertising costs were $210.1 million ($205.1 million in constant currency), or 48.0% of admissions revenues, for 2017 compared to $193.8 million, or 47.2% of admissions revenues, for 2016. The increase in the film rentals and advertising rate was primarily due to higher advertising costs during 2017.  Concession supplies expense was $53.5 million ($52.3 million in constant currency), or 21.5% of concession revenues, for 2017 compared to $47.2 million, or 20.9% of concession revenues, for 2016. The increase in the concession supplies rate was primarily due to the mix of concession products sold.

Salaries and wages increased to $88.7 million ($88.2 million in constant currency) for 2017 from $77.6 million for 2016. The as reported increase was due to increased local currency wage rates primarily due to inflation, new theatres and limited flexibility in scheduling staff caused by shifting government regulations.  Facility lease expense increased to $87.2 million ($84.6 million in constant currency) for 2017 from $80.6 million for 2016. The as reported increase was due to the impact of changes in foreign currency exchange rates in certain countries in which we operate and new theatres. Utilities and other costs increased to $113.4 million ($111.6 million in constant currency) for 2017 from $105.0 million for 2016. The as reported increase was due to new theatres, increases in repairs and maintenance expenses and utility expenses and the impact of changes in foreign currency exchange rates in certain countries in which we operate.

General and Administrative Expenses. General and administrative expenses increased to $151.0 million for 2017 from $140.6 million for 2016. The increase was primarily due to increased salaries and wages partially due to inflation, professional fees and the impact of changes in foreign currency exchange rates in certain countries in which we operate.

Depreciation and Amortization. Depreciation and amortization expense was $237.5 million for 2017 compared to $209.1 million for 2016. The increase was primarily due to depreciation expense related to theatre remodels and new theatres.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $15.1 million for 2017 compared to $2.8 million for 2016. Impairment charges for 2017 consisted of theatre properties in the U.S., Colombia, Brazil, Guatemala and Curacao, impacting fifteen of our twenty-seven reporting units. Impairment charges for 2016 consisted of theatre properties in the U.S., Colombia and Ecuador, impacting fourteen of our twenty-seven reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. See Notes 1 and 6 to our consolidated financial statements.

Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $22.8 million during 2017 compared to $20.4 million during 2016. The loss recorded during 2017 included the retirement of assets due to theatre remodels and closures and the write-off of a favorable lease intangible asset due to the amendment of a theatre lease, partially offset by gains related to the sale of excess land parcels and a gain on a landlord buyout of a theatre lease.  The loss recorded during 2016 included the retirement of assets due to theatre remodels and closures, partially offset by a gain on the sale of our investment in RealD stock (see Note 4 to our consolidated financial statements) and a gain on the sale of a land parcel.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $105.9 million for 2017 compared to $108.3 million for 2016. The decrease was due to the redemption of our previously outstanding $200.0 million 7.375% senior subordinated notes (the “7.375% Senior Subordinated Notes”) funded by a $225.0 million add-on to our 4.875% senior notes (the “4.875% Senior Notes), which occurred on March 21, 2016, as well as amendments to our senior secured credit facility completed during June and December of 2016 and June of 2017, which, in the aggregate, reduced the rate at which our term loan accrues interest by 100 basis points.  See Note 8 to our consolidated financial statements for discussion of our long-term debt.

Foreign Currency Exchange Gain. We recorded a foreign currency exchange gain of $0.9 million during 2017 and a foreign currency exchange gain of $6.5 million during 2016 primarily related to intercompany transactions and changes in exchange rates from the original transaction date until cash settlement. See Notes 1 and 10 to our consolidated financial statements for discussion of foreign currency translation.

Loss on Debt Amendments and Refinancing. We recorded a loss of $0.5 million during 2017 related to amendments to our senior secured credit facility that included a reduction in the interest rate at which our term loan accrues interest, revisions to certain definitions within the agreement, a reduction of the interest rates applicable to the revolving credit line and an extension of the maturity of the revolving credit line. We recorded a loss of $13.4 million during 2016 primarily related to the early redemption of our $200.0 million 7.375% Senior Subordinated Notes. See Note 8 to our consolidated financial statements for discussion of our long-term debt.

Distributions from NCM. We recorded distributions received from NCM of $16.4 million during 2017 and $14.7 million during 2016, which were in excess of the carrying value of our Tranche 1 Investment. See Note 3 to our consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $36.0 million during 2017 and $32.0 million during 2016. See Notes 3 and 4 to our consolidated financial statements for information about our equity investments.

Income Taxes. Income tax expense of $80.3 million was recorded for 2017 compared to $104.9 million recorded for 2016. The effective tax rate for 2017 was 23.1%, which included the impact of a one-time benefit of $44.9 million related to the enactment of the Tax Act. See Note 14 to our consolidated financial statements.  The effective tax rate for 2016 was 28.9%.  We expect the effective tax rate for 2018 to be in a mid-to-high 20% range.

Comparison of Years Ended December 31, 2016 and December 31, 2015

Revenues. Total revenues increased $66.2 million to $2,918.8 million for 2016 from $2,852.6 million for 2015, representing a 2.3% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency (3)
	2016	2015	% Change	2016	2015	% Change	2016	% Change	2016	2015	% Change
Admissions revenues (1)	$1,379.0	$1,338.0	3.1%	$410.2	$427.5	(4.0)%	$483.4	13.1%	$1,789.2	$1,765.5	1.3%
Concession revenues (1)	$764.6	$709.7	7.7%	$225.5	$227.3	(0.8)%	$263.2	15.8%	$990.1	$937.0	5.7%
Other revenues (1)(2)	$73.6	$76.2	(3.4)%	$65.9	$73.9	(10.8)%	$76.0	2.8%	$139.5	$150.1	(7.1)%
Total revenues (1)(2)	$2,217.2	$2,123.9	4.4%	$701.6	$728.7	(3.7)%	$822.6	12.9%	$2,918.8	$2,852.6	2.3%
Attendance (1)	182.6	179.6	1.7%	104.6	100.5	4.1%			287.2	280.1	2.5%
Average ticket price (1)	$7.55	$7.45	1.3%	$3.92	$4.25	(7.8)%	$4.62	8.7%	$6.23	$6.30	(1.1)%
Concession revenues per patron (1)	$4.19	$3.95	6.1%	$2.16	$2.26	(4.4)%	$2.52	11.5%	$3.45	$3.35	3.0%

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

	U.S. Operating Segment		International Operating Segment			Consolidated
	2016	2015	2016	2015	Constant Currency 2016 (1)	2016	2015
Film rentals and advertising	$768.9	$744.3	$193.8	$201.3	$228.5	$962.7	$945.6
Concession supplies	107.3	95.4	47.2	48.9	54.9	154.5	144.3
Salaries and wages	248.2	226.9	77.6	74.2	93.9	325.8	301.1
Facility lease expense	240.7	239.4	80.6	80.3	91.8	321.3	319.7
Utilities and other	250.9	251.9	105.0	104.0	123.4	355.9	355.9

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

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, nearly all of our theatres also provide the patron a choice of using a credit card, debit card or advanced-sale type certificates such as a gift card. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities amounted to $455.2 million, $451.2 million and $527.9 million for the years ended December 31, 2015, 2016 and 2017, respectively. The increase in cash flows from operating activities for the year ended December 31, 2017 was primarily due to the increase in revenues and the timing of vendor payments for movies released during December 2017.

Investing Activities

Our investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings, remodels and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities amounted to $328.1 million, $327.8 million and $410.5 million for the years ended December 31, 2015, 2016 and 2017, respectively. The increases in cash used for investing activities during 2017 was primarily due to increased capital expenditures and increased theatre acquisitions.

Capital expenditures for the years ended December 31, 2015, 2016 and 2017 were as follows (in millions):

Period	New Theatres	Existing Theatres (1)	Total
Year Ended December 31, 2015	$132.4	$199.3	$331.7
Year Ended December 31, 2016	$89.8	$237.1	$326.9
Year Ended December 31, 2017	$58.3	$322.6	$380.9

(1)

The amount for the year ended December 31, 2015 includes approximately $26.3 million for the purchase of our corporate headquarters building in Plano, TX.  The amounts for the years ended December 31, 2016 and 2017 include approximately $3.9 and $9.4 million, respectively, for the remodel of our corporate headquarters building.

Capital expenditures for existing theatres in the table above includes the costs of remodeling certain of our existing properties to include Luxury Loungers and expanded concession offerings, which began during 2015.  During the years ended December 31, 2015, 2016 and 2017, we had an average of 33, 89 and 148 of our domestic screens, respectively, temporarily closed for such remodels.

Our U.S. theatre circuit consisted of 339 theatres with 4,561 screens as of December 31, 2017. We built three new theatres and 26 screens, acquired one theatre with twelve screens and closed four theatres with 36 screens during the year ended December 31, 2017.  At December 31, 2017, we had signed commitments to open seven new theatres and 72 screens in domestic markets during 2018 and open six new theatres with 64 screens subsequent to 2018. We estimate the remaining capital expenditures for the development of these 136 domestic screens will be approximately $98 million.

Our international theatre circuit consisted of 194 theatres with 1,398 screens as of December 31, 2017. We built five new theatres and 40 screens and acquired two theatres with 14 screens during the year ended December 31, 2017. At December 31, 2017, we had signed commitments to open ten new theatres and 55 screens in international markets during 2018 and open one theatre and six screens subsequent to 2018. We estimate the remaining capital expenditures for the development of these 61 international screens will be approximately $41 million.

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

Financing Activities

Cash used for financing activities was $150.5 million, $152.0 million and $156.9 million during the years ended December 31, 2015, 2016 and 2017, respectively. Cash used for financing activities primarily consists of dividends paid to Cinemark Holdings, Inc., our parent company. Financing activities for the year ended December 31, 2016 also included the redemption of Cinemark USA, Inc.’s previously outstanding $200.0 million 7.375% Senior Subordinated Notes with proceeds from the issuance of a $225.0 million add-on to Cinemark USA, Inc.’s existing 4.875% Senior Notes.  See Note 8 to our consolidated financial statements.

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities.

Long-term debt consisted of the following as of December 31, 2016 and 2017 (in millions):

	As of December 31,
	2016	2017
Cinemark USA, Inc. term loan	$663.8	$659.5
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0	400.0
Cinemark USA, Inc. 4.875% senior notes due 2023	755.0	755.0
Other	4.2	2.8
Total long-term debt	$1,823.0	$1,817.3
Less current portion	5.7	7.1
Subtotal long-term debt, less current portion	$1,817.3	$1,810.2
Less: Debt discounts and debt issuance costs, net of accumulated amortization	34.9	29.8
Long-term debt, less current portion, net of debt issuance costs	$1,782.4	$1,780.4

As of December 31, 2017, we had $100.0 million in available borrowing capacity on our revolving credit line.

As of December 31, 2017, our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating and capital leases, scheduled interest payments under capital leases and other obligations for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt (1)	$1,817.3	$7.1	$12.8	$1,042.4	$755.0
Scheduled interest payments on long-term debt(2)	$403.8	81.0	161.2	146.2	15.4
Operating lease obligations	$1,747.5	253.8	448.9	369.3	675.5
Capital lease obligations	$276.7	25.5	55.9	46.9	148.4
Scheduled interest payments on capital leases	$99.1	17.3	28.0	20.1	33.7
Purchase and other commitments(3)	$198.2	138.8	59.2	0.2	—
Current liability for uncertain tax positions(4)	$11.9	11.9	—	—	—
Total obligations	$4,554.5	$535.4	$766.0	$1,625.1	$1,628.0

(1)	Amounts are presented before adjusting for debt issuance costs.
(2)

Amounts include scheduled interest payments on fixed rate and variable rate debt agreements.  Estimates for the variable rate interest payments were based on interest rates in effect on December 31, 2017. The average interest rates in effect on our fixed rate and variable rate debt are 5.0% and 3.6%, respectively, as of December 31, 2017.

(3)

Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of December 31, 2017, obligations under employment agreements and contractual purchase commitments.

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

On May 16, 2016, Cinemark USA, Inc. made a pre-payment of $13.5 million on its term loan using the net proceeds received from the sale of shares of RealD (see Note 4 to our consolidated financial statements).  In accordance with the terms of the Credit Agreement, the pre-payment was applied first to the next four principal installments, and second, to the remaining installments pro-rata based on the remaining outstanding principal amount of such installments. Therefore, subsequent to the prepayment, quarterly payments in the amount of $1.4 million are due on the term loan beginning June 30, 2017 through March 31, 2022, with the remaining principal of $635.3 million due on May 8, 2022.  We did not incur any fees as a result of the pre-payment.

Cinemark USA, Inc. amended its Credit Agreement during 2016 and 2017 as follows:

		Debt Issue	Loss on Debt
Effective Date	Nature of Amendment	Costs Paid (1)	Amendment (2)
June 13, 2016	Reduced term loan interest rate by 0.25%	$0.8	$0.2
December 15, 2016	Reduced term loan interest rate by 0.50%	$2.4	$0.2
June 16, 2017	Reduced term loan interest rate by 0.25%; modified certain definitions and other provisions in the Credit Agreement	$0.5	$0.2
November 28, 2017	Extended maturity of revolving credit line to December 2022; reduced the interest rate applicable to borrowings under the credit line	$0.3	$0.3

(1)	Reflected as a reduction of long term debt on the consolidated balance sheet as of December 31, 2016 and 2017.
(2)	Reflected as a loss on debt amendments and refinancing on the consolidated statement of income for the year in which the amendments were effective.

Subsequent to the amendments noted above, interest on the term loan accrues at Cinemark USA, Inc.’s option at: (A) the base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin of 1.00% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin of 2.00% per annum. Interest on the revolving credit line accrues, at our option, at: (A) a base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin that ranges from 0.50% to 1.25% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin that ranges from 1.50% to 2.25% per annum. The margin of the revolving credit line is determined by the consolidated net senior secured leverage ratio as defined in the Credit Agreement.

At December 31, 2017, there was $659.5 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $100.0 million in available borrowing capacity on the revolving credit line. Cinemark USA, Inc. had no borrowings under the revolving credit line during the years ended December 31, 2016 or 2017.  The average interest rate on outstanding term loan borrowings under the Credit Agreement at December 31, 2017 was approximately 3.6% per annum.

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

The dividend restriction contained in the Credit Agreement prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Credit Agreement; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Credit Agreement, and (c) certain other defined amounts. As of December 31, 2017, Cinemark USA, Inc. could have distributed up to approximately $2,620.0 million to its parent company and sole stockholder, Cinemark Holdings, Inc.

4.875% Senior Notes

On May 24, 2013, Cinemark USA, Inc. issued $530.0 million aggregate principal amount of 4.875% senior notes due 2023, at par value, (the “4.875% Senior Notes”). Interest on the 4.875% Senior Notes is payable on June 1 and December 1 of each year. The 4.875% Senior Notes mature on June 1, 2023.

On March 21, 2016, Cinemark USA, Inc. issued an additional $225.0 million aggregate principal amount of the 4.875% Senior Notes, at 99.0% of the principal amount plus accrued and unpaid interest from December 1, 2015.  Proceeds, after payment of fees, were used to finance the redemption of Cinemark, USA, Inc.’s previously outstanding $200.0 million 7.375% senior subordinated notes due 2021 (the “7.375% Senior Subordinated Notes”), as discussed below. These additional notes have identical terms, other than the issue date, the issue price and the first interest payment date, and constitute part of the same series as Cinemark USA, Inc.’s existing 4.875% Senior Notes.  The aggregate principal amount of $755.0 million of 4.875% Senior Notes mature on June 1, 2023.  The Company incurred debt issue costs of approximately $3.7 million in connection with the issuance of the additional notes, which, along with the discount of $2.3 million, are reflected as a reduction of long term debt, net of accumulated amortization, on the consolidated balance sheet as of December 31, 2017.

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

The indenture to the 4.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2017, Cinemark USA, Inc. could have distributed up to approximately $2,608.2 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 4.875% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 4.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 4.875% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2017 was approximately 6.1 to 1.

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

The indenture to the 5.125% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2017, Cinemark USA, Inc. could have distributed up to approximately $2,613.3 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 5.125% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 5.125% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.125% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2017 was approximately 6.1 to 1.

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

Covenant Compliance

As of December 31, 2017, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Ratings

We are rated by nationally recognized rating agencies. The rating scales and methodologies used to derive individual ratings may vary from agency to agency. Credit ratings are issued by credit rating agencies based on evaluations of our ability to pay back our outstanding debt and the likelihood that we would default on that debt prior to its maturity.  The credit ratings issued by the credit rating agencies represent the credit rating agency's evaluation of both qualitative and quantitative information for our company. The credit ratings that are issued are based on the credit rating agency’s judgment and experience in determining what information should be considered in giving a rating to a particular company. Ratings are always subject to change and there can be no assurance that our current ratings will continue for any given period of time. A downgrade of our debt ratings, depending on the extent, could increase the cost to borrow funds. Below are our current credit ratings.

Category	Moody’s	Standard and Poor’s
Cinemark USA, Inc. Credit Agreement	Ba1	BBB-
Cinemark USA, Inc. 4.875% Senior Notes	B2	BB
Cinemark USA, Inc. 5.125% Senior Notes	B2	BB

With respect to the ratings issued by Moody’s as noted above, Moody’s defines these ratings as follows:

•

‘Ba1’ – Obligations rated Ba are judged to be speculative and are subject to substantial credit risk. The Prime-1 rating indicates the issuer has a superior ability to repay short-term debt obligations.

•	‘B2’ – Obligations rated B are considered speculative and are subject to high credit risk. The Prime-2 portion of the rating indicates issuer has a strong ability to repay short-term debt obligations.

With respect to the ratings issued by Standard and Poor’s as noted above, Standard and Poor’s defines these ratings as follows:

•

BBB - An obligation rated 'BBB' exhibits adequate protection parameters. However, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation.

•

BB - An obligation rated 'BB' is less vulnerable to nonpayment than other speculative issues. However, it faces major ongoing uncertainties or exposure to adverse business, financial, or economic conditions which could lead to the obligor's inadequate capacity to meet its financial commitment on the obligation.

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

See Critical Accounting Policies/Impact of Recent Accounting Developments for summary of impact of this standard and its amendments.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842), (“ASU 2016-02”). The purpose of ASU 2016-02 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASU 2016-02 will result in the recognition of a right-of-use asset and a lease liability for most operating leases. New disclosure requirements include qualitative and quantitative information about the amounts recorded in the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 requires a modified retrospective transition by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective with the option to elect certain practical expedients. Early adoption is permitted. We are currently evaluating the impact of ASU 2016-02 on its consolidated financial statements. The most significant impact of the amendments in ASU 2016-02 will be the recognition of new right-of-use assets and lease liabilities for assets currently subject to operating leases. We will adopt the amendments in ASU 2016-02 in the first quarter of 2019.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”). The purpose of ASU 2016-09 is to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of such activity on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that year. Prospective, retrospective, or modified retrospective application may be used dependent on the specific requirements of the amendments within ASU 2016-09. Effective January 1, 2017, we adopted ASU 2016-09 on a prospective basis. Excess income tax benefits or deficiencies related to share based awards are recognized as discrete items in the income statement during the period in which they occur.  As such, prior periods have not been adjusted.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments – a consensus of the FASB Emerging Issues Task Force, (“ASU 2016-15”). The purpose of ASU 2016-15 is to reduce the diversity in practice regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. A retrospective transition method should be used in the application of the amendments within ASU 2016-15. Early adoption is permitted. Upon adoption, we will reclassify $9,519 of cash payments recorded in loss on debt amendments and refinancing from operating activities to financing activities for the year ended December 31, 2016.  We do not expect ASU 2016-15 to have any other material impact on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, (“ASU 2017-04”). The purpose of ASU 2017-04 is to simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendments should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within that year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted the amendments in ASU 2017-04 during the second quarter of 2017 in order to reduce the complexity of performing its goodwill impairment tests. As discussed in Note 1, these tests are generally performed in the fourth quarter of each year. ASU 2017-04 did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation – Stock Compensation (Topic 718): Scope Modification Accounting, (“ASU 2017-09”). The amendments in ASU 2017-09 provide guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting as described in ASC Topic 718. The amendments should be applied on a prospective basis. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. Early adoption is permitted. We do not expect ASU 2017-09 to have a material impact on our consolidated financial statements.

In August 2017, the FASB issued Accounting Standards Update 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, (“ASU 2017-12”). The amendments in ASU 2017-12 improve the financial reporting of hedging relationships to better reflect the economic results of an entity’s risk management activities in its financial statements. Additionally, the amendments in ASU 2017-12 simplify certain steps of applying hedge accounting guidance. ASU 2017-12 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. Early adoption is permitted. We do not expect ASU 2017-12 to have a material impact on our consolidated financial statements.

Seasonality

Our revenues have historically been seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, the most successful motion pictures have been released during summer months in the U.S., extending from May to July, and during the holiday season, extending from November through year-end. The timing of releases, however, has become less pronounced as distributors have begun releasing content more evenly throughout the year.  In our Latin American markets, while Hollywood content has similar release dates as in the U.S., the local holidays and seasons can vary. The unexpected emergence of a hit film during other periods can alter this seasonality trend. The timing and quality of such film releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or for the same period in the following year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt facilities. At December 31, 2017, there was an aggregate of approximately $659.5 million of variable rate debt outstanding under these facilities. Based on the interest rates in effect on the variable rate debt outstanding at December 31, 2017, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $6.6 million.

The table below provides information about our fixed rate and variable rate long-term debt agreements as of December 31, 2017:

	Expected Maturity for the Twelve-Month Periods Ending December 31,								Average
	(in millions)								Interest
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value	Rate
Fixed rate	$1.4	$1.4	$—	$—	$400.0	$755.0	$1,157.8	$1,178.1	5.0%
Variable rate	5.7	5.7	5.7	5.7	636.7	0.0	659.5	662.8	3.6%
Total debt (1)	$7.1	$7.1	$5.7	$5.7	$1,036.7	$755.0	$1,817.3	$1,840.9

(1)	Amounts are presented before adjusting for debt issuance costs.

Foreign Currency Exchange Rate Risk

We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and interior finish items and other operating supplies used by our international subsidiaries. A majority of the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for the subsidiary, which could impact future results of operations as reported. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our equity ownership in our international subsidiaries as of December 31, 2017, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed, would decrease the aggregate net book value of our investments in our international subsidiaries by approximately $51 million and would decrease the aggregate net income of our international subsidiaries for the year ended December 31, 2017 by $11 million, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2017, under the supervision and with the participation of our principal executive officer and principal financial officer, we carried out an evaluation required by the Exchange Act of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control framework and processes are designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements in accordance with the accounting principles generally accepted in the U.S. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). As a result of this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference to Cinemark Holdings, Inc.’s proxy statement for its annual stockholders meeting (under the headings “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance” and “Executive Officers”) to be held on May 24, 2018 and to be filed with the SEC within 120 days after December 31, 2017.

Item 11. Executive Compensation

Incorporated by reference to Cinemark Holdings, Inc.’s proxy statement for its annual stockholders meeting (under the heading “Executive Compensation”) to be held on May 24, 2018 and to be filed with the SEC within 120 days after December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to Cinemark Holdings, Inc.’s proxy statement for its annual stockholders meeting (under the headings “Security Ownership of Certain Beneficial Owners and Management”) to be held on May 24, 2018 and to be filed with the SEC within 120 days after December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to Cinemark Holdings, Inc.’s proxy statement for its annual stockholders meeting (under the heading “Certain Relationships and Related Party Transactions” and “Corporate Governance”) to be held on May 24, 2018 and to be filed with the SEC within 120 days after December 31, 2017.

Item 14. Principal Accounting Fees and Services

Incorporated by reference to Cinemark Holdings, Inc.’s proxy statement for its annual stockholders meeting (under the heading “Board Committees – Audit Committee – Fees Paid to Independent Registered Public Accounting Firm”) to be held on May 24, 2018 and to be filed with the SEC within 120 days after December 31, 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Report

1.	The financial statement schedules and related data listed in the accompanying Index beginning on page F-1 are filed as a part of this report.
2.	The exhibits listed in the accompanying Index beginning on page 49 are filed as a part of this report.

(b) Exhibits

See the accompanying Index beginning on page 49.

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

4.2(a)

Indenture, dated as of June 3, 2011, between Cinemark USA, Inc. and Wells Fargo Bank, N.A. governing the 7.375% senior subordinated notes issued thereunder (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed on July 6, 2011).

4.2(b)

Form of 7.375% senior subordinated notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 4.1 to the Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on July 6, 2011).

4.3(a)

Indenture, dated as of December 18, 2012, between Cinemark USA, Inc. and Wells Fargo Bank, N.A. governing the 5.125% senior notes issued thereunder (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed on December 20, 2012).

4.3(b)

Form of 5.125% senior notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.3(a) above) (incorporated by reference to Exhibit 4.1 to the Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on December 20, 2012).

4.4(a)

Indenture, dated as of May 24, 2013, between Cinemark USA, Inc. and Well Fargo Bank, N.A. governing the 4.875% Senior Notes issued thereunder (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401 filed May 28, 2013).

4.4(b)

Form of 4.875% Senior Notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.5(a) above (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed May 28, 2013).

4.5

First Supplemental Indenture, dated as of March 21, 2016, among Cinemark USA, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 033-47040, filed on March 21, 2016).

10.1(a)

Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994). (P)

10.1(b)

First Amendment to Management Agreement of Laredo Theatre, Ltd., effective as of December 10, 2003, between CNMK Texas Properties, Ltd. and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

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

10.2

License Agreement, dated December 10, 1993, between Laredo Joint Venture and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994). (P)

10.3(a)

Amended and Restated Credit Agreement, dated as of December 18, 2012, among Cinemark USA, Inc., Cinemark Holdings, Inc., the several banks and other financial institutions and entities from time to time parties thereto, Barclays Bank PLC, Deutsche Bank Securities Inc., Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as joint bookrunners, Morgan Stanley Senior Funding, Inc., as syndication agent, Deutsche Bank Securities Inc., Wells Fargo Securities, Inc. and Webster Bank, N.A., as co-documentation agents, and Barclays Bank PLC, as administrative agent. (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on December 20, 2012).

10.3(b)

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

10.3(c)

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

10.3(d)

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

10.3(e)

Fifth Amendment to the Amended and Restated Credit Agreement, dated as of June 16, 2017, among Cinemark Holdings, Inc., Cinemark USA, Inc., the several banks and other financial institutions party thereto, Barclays Bank PLC, as administrative agent, and the other agents party thereto (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on June 20, 2017).

10.3(f)

Sixth Amendment to the Amended and Restated Credit Agreement, dated as of November 28, 2017, among Cinemark Holdings, Inc., Cinemark USA, Inc., the several banks and other financial institutions party thereto, Barclays Bank PLC, as administrative agent, and the other agents party thereto (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on December 4, 2017).

10.4

Guarantee and Collateral Agreement, dated as of October 5, 2006, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc. and each subsidiary guarantor party thereto (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K, File No. 033-47040, filed by Cinemark USA, Inc. on October 12, 2006).

10.5

Reaffirmation agreement, dated as of December 18, 2012, between Cinemark Holdings, Inc., Cinemark USA, Inc. and each subsidiary guarantor party thereto (incorporated by reference to Exhibit 10.4(c) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 28, 2013).

10.6

Tax Sharing Agreement, between Cinemark USA, Inc. and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc. ), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1993). (P)

+10.7(a)

Employment Agreement, dated as of December 15, 2008, between Cinemark Holdings, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.5 (q) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).

+10.7(b)

Amendment to Employment Agreement dated as of November 12, 2014 between Cinemark Holdings, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.6(h) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 27, 2015).

+10.8

Employment Agreement, dated as of December 15, 2008, between Cinemark Holdings, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.5 (r) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).

+10.9

Employment Agreement dated as of June 23, 2014, by and between Cinemark Holdings, Inc. and Sean Gamble (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed June 23, 2014).

+10.10

Employment agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Michael Cavalier (incorporated by reference to Exhibit 10.4 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 8, 2008).

+10.11

Employment Agreement, dated as of February 15, 2010, between Cinemark Holdings, Inc. and Valmir Fernandes (incorporated by reference to Exhibit 10.5(u) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 10, 2010).

+10.12

Amended and Restated Employment Agreement, dated as of February 19, 2016, between Cinemark Holdings, Inc. and Mark Zoradi (incorporated by reference to Exhibit 10.6(l) Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No.  001-33401, filed February 24, 2016).

10.13

Amended and Restated Exhibitor Services Agreement between National CineMedia, LLC and Cinemark USA, Inc., dated as of December 26, 2013(incorporated by reference to Exhibit 10.45 to Cinemark Holdings, Inc.’s Annual Report on Form 10-K , File No.  001-33401, filed February 28, 2014).

10.14

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

10.15(e)

Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA. (incorporated by reference to Exhibit 10.10(a) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.15(f)

Fifth Amendment, dated as of January 29, 2018, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Laguna 16, Elk Grove, CA. (incorporated by reference to Exhibit 10.5 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed January 29, 2018).

10.16(a)

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

10.16(e)

Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA. (incorporated by reference to Exhibit 10.10(b) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.16(f)

Fifth Amendment, dated as of January 29, 2018 to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 14, Folsom, CA. (incorporated by reference to Exhibit 10.4 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed January 29, 2018).

10.17(a)

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

10.17(e)

Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA. (incorporated by reference to Exhibit 10.10(c) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.17(f)

Fifth Amendment to Indenture of Lease, dated as of October 5, 2012 by and between Syufy Enterprises, L.P. as landlord and Century Theatres, Inc., as tenant, for Cinedome 12, Henderson, NV. (incorporated by reference to Exhibit 10.13(f) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 27, 2015).

10.17(g)

Sixth Amendment to Indenture of Lease, dated as of January 29, 2018 by and between Syufy Enterprises, L.P. as landlord and Century Theatres, Inc., as tenant, for Cinedome 12, Henderson, NV. (incorporated by reference to Exhibit 10.3 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed January 29, 2018).

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

10.18(c)

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

10.18(e)

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

10.18(f)

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

10.19(f)

Fifth Amendment, dated as of May 1, 2014, to Indenture of Lease, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.14(f) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 27, 2015).

10.19(g)

Sixth Amendment, dated as of July 28, 2015, to Indenture of Lease by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.14(g) of Cinemark Holdings, Inc. Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.19(h)

Seventh Amendment, dated as of January 29, 2018, to Indenture of Lease by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant for Century 8, North Hollywood, CA. (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed January 29, 2018).

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

10.20(e)

Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA. (incorporated by reference to Exhibit 10.10(d) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.20(f)

Fifth Amendment, dated as of January 29, 2018, to Indenture of Lease dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Cinema 16, Mountain View, CA. (incorporated by reference to Exhibit 10.2 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed January 29, 2018).

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

10.22(c)

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

10.23(a)

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

10.23(c)

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

10.24(d)

Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of October 1, 1996, by and between Stadium Promenade LLC, as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA. (incorporated by reference to Exhibit 10.10(h) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.24(e)

Fourth Amendment, dated as of August 15, 2014, to Lease Agreement, dated as of October 1, 1996, by and between Stadium Promenade LLC, as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA (incorporated by reference to Exhibit 10.19(e) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.24(f)

Fifth Amendment, dated as of August 3, 2015, to Lease Agreement, dated as of October 1, 1996, by and between Stadium Promenade LLC, as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA (incorporated by reference to Exhibit 10.19(f) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.25(a)

Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.28(a) to Albuquerque, NM (incorporated by reference to Exhibit 10.28(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

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

10.25(e)

Fourth Amendment, dated as of January 29, 2018, to Indenture of Lease, dated as of July 1, 1996, by and between SYNM Properties Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM. (incorporated by reference to Exhibit 10.7 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed January 29, 2018).

10.26(a)

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

10.26(e)

Fourth Amendment, dated as of January 29, 2018, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA. (incorporated by reference to Exhibit 10.6 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed January 29, 2018).

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

10.27d)

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

10.27(g)

Sixth Amendment dated November 29, 2012 to Indenture of Lease, dated as of September 30, 1995, between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.22(g) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 27, 2015).

10.28(a)

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

10.28(c)

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

10.28(d)

Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. , as tenant, for Northridge 14, Salinas, CA. (incorporated by reference to Exhibit 10.10(m) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.28(e)

Fourth Amendment, dated as of August 4, 2017, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.23(e) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.28(f)

Fifth Amendment, dated as of January 29, 2018, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA. (incorporated by reference to Exhibit 10.10 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed January 29, 2018).

10.29(a)

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

10.29(d)

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

10.29(e)

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

10.29(f)

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

10.29(g)

Sixth Amendment, dated as of January 29, 2018, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.11 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed January 29, 2018).

10.30(a)

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

10.30(d)

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

10.30(e)

Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA. (incorporated by reference to Exhibit 10.10(k) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.31(a)

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

10.31(c)

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

10.31(d)

Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV. (incorporated by reference to Exhibit 10.10(f) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.31(e)

Fourth Amendment, dated as of August 8, 2017, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.26(e) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018)

10.31(f)

Fifth Amendment, dated as of January 29, 2018, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV. (incorporated by reference to Exhibit 10.8 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed January 29, 2018).

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

10.32(e)

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

10.32(f)

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

10.33(a)

Lease Agreement, dated as of May 26, 2015, by and between Sy Arden Way LLC, as landlord and Century Theatres, Inc., as tenant, for Howe ‘Bout Arden Center, Sacramento, CA (incorporated by reference to Exhibit 10.28(a) of Cinemark Holdings, Inc. Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.33(b)

Letter Agreement, dated as of February 8, 2016, to Lease Agreement, dated as of May 26, 2015, by and between Sy Arden Way LLC, as landlord and Century Theatres, Inc., as tenant, for Howe ‘Bout Arden Center, Sacramento, CA (incorporated by reference to Exhibit 10.28(b) of Cinemark Holdings, Inc. Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.35

Aircraft Time Sharing Agreement, dated as of September 2, 2009, between Copper Beach Capital, LLC and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.1 of Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed September 8, 2009).

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
*101

The following financial information from Cinemark USA, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 2 2018, formatted in XBRL includes: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged as detailed text.

*	Filed herewith.
+	Any management contract, compensatory plan or arrangement.
(P)	Paper filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 2, 2018	CINEMARK USA, INC

	BY:	/s/ Mark Zoradi
Mark Zoradi
Chief Executive Officer

BY:	/s/ Sean Gamble
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

Name	Title	Date
/s/ Lee Roy Mitchell	Chairman of the Board of Directors and Director	March 2, 2018
Lee Roy Mitchell

/s/ Mark Zoradi	Chief Executive Officer and Director	March 2, 2018
Mark Zoradi	(principal executive officer)

/s/ Sean Gamble	Chief Financial Officer	March 2, 2018
Sean Gamble	(principal financial and accounting officer)

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

UNAUDITED SUPPLEMENTAL SCHEDULES REQUIRED BY THE INDENTURES FOR THE SENIOR NOTES	S-1

Unaudited Condensed Consolidating Balance Sheet Information as of December 31, 2017	S-2

Unaudited Condensed Consolidating Statement of Income Information for the Year Ended December 31, 2017	S-3

Unaudited Condensed Consolidating Statement of Comprehensive Income Information for the Year Ended December 31, 2017	S-4

Unaudited Condensed Consolidating Statement of Cash Flows Information for the Year Ended December 31, 2017	S-5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholder and the Board of Directors of Cinemark USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cinemark USA, Inc. and subsidiaries (the "Company"), a wholly owned subsidiary of Cinemark Holdings, Inc., as of December 31, 2016 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 2, 2018

We have served as the Company’s auditor since 1988.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statement

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2016	2017
Assets
Current assets
Cash and cash equivalents	$561,138	$522,415
Inventories	16,961	17,507
Accounts receivable	74,993	89,248
Current income tax receivable	7,367	11,730
Prepaid expenses and other	15,754	16,536
Accounts receivable from parent	10,080	14,581
Total current assets	686,293	672,017
Theatre properties and equipment
Land	103,080	104,207
Buildings	474,453	490,394
Property under capital lease	383,826	430,764
Theatre furniture and equipment	1,089,040	1,199,702
Leasehold interests and improvements	1,009,355	1,103,522
Total	3,059,754	3,328,589
Less: accumulated depreciation and amortization	1,355,218	1,500,535
Theatre properties and equipment, net	1,704,536	1,828,054
Other assets
Goodwill	1,262,963	1,284,079
Intangible assets - net	334,899	336,761
Investment in NCM	189,995	200,550
Investments in and advances to affiliates	98,317	120,045
Long-term deferred tax asset	2,051	4,067
Deferred charges and other assets - net	37,555	39,767
Total other assets	1,925,780	1,985,269
Total assets	$4,316,609	$4,485,340
Liabilities and equity
Current liabilities
Current portion of long-term debt	$5,671	$7,099
Current portion of capital lease obligations	21,139	25,511
Current income tax payable	5,071	5,509
Current liability for uncertain tax positions	10,085	11,873
Accounts payable	110,150	109,984
Accrued film rentals	97,504	106,738
Accrued payroll	49,707	50,349
Accrued property taxes	33,043	31,353
Accrued other current liabilities	110,432	119,870
Total current liabilities	442,802	468,286
Long-term liabilities
Long-term debt, less current portion	1,782,441	1,780,381
Capital lease obligations, less current portion	234,281	251,151
Long-term deferred tax liability	135,014	121,787
Long-term liability for uncertain tax positions	8,105	8,358
Deferred lease expenses	42,378	40,929
Deferred revenue - NCM	343,928	351,706
Other long-term liabilities	43,580	41,247
Total long-term liabilities	2,589,727	2,595,559
Commitments and contingencies (see Note 15)
Equity
Cinemark USA, Inc.'s stockholder's equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized,
1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized,
239,893 shares issued and 182,648 shares outstanding	49,543	49,543
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Additional paid-in-capital	1,252,715	1,264,505
Retained earnings	241,926	373,069
Accumulated other comprehensive loss	(247,013)	(253,282)
Total Cinemark USA, Inc.'s stockholder's equity	1,272,938	1,409,602
Noncontrolling interests	11,142	11,893
Total equity	1,284,080	1,421,495
Total liabilities and equity	$4,316,609	$4,485,340

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2015, 2016 AND 2017

(in thousands)

	2015	2016	2017
Revenues
Admissions	$1,765,519	$1,789,137	$1,794,982
Concession	936,970	990,103	1,038,788
Other	150,120	139,525	157,777
Total revenues	2,852,609	2,918,765	2,991,547
Cost of operations
Film rentals and advertising	945,640	962,655	966,510
Concession supplies	144,270	154,469	166,320
Salaries and wages	301,099	325,765	354,510
Facility lease expense	319,761	321,294	328,197
Utilities and other	355,801	355,926	355,041
General and administrative expenses	154,052	140,637	150,911
Depreciation and amortization	189,206	209,071	237,513
Impairment of long-lived assets	8,801	2,836	15,084
Loss on sale of assets and other	8,143	20,459	22,812
Total cost of operations	2,426,773	2,493,112	2,596,898
Operating income	425,836	425,653	394,649
Other income (expense)
Interest expense	(112,741)	(108,313)	(105,918)
Loss on debt amendments and refinancing	(925)	(13,445)	(521)
Interest income	8,708	6,396	6,243
Foreign currency exchange gain (loss)	(16,793)	6,455	893
Distributions from NCM	18,140	14,656	16,407
Equity in income of affiliates	28,126	31,962	35,985
Total other expense	(75,485)	(62,289)	(46,911)
Income before income taxes	350,351	363,364	347,738
Income taxes	129,960	104,851	80,256
Net income	$220,391	$258,513	$267,482
Less: Net income attributable to noncontrolling interests	1,859	1,736	1,839
Net income attributable to Cinemark USA, Inc.	$218,532	$256,777	$265,643

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2015, 2016 AND 2017

(In thousands)

	2015	2016	2017
Net income	$220,391	$258,513	$267,482
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $1,562, $138 and $0, net of settlements	2,636	234	—
Unrealized loss due to fair value adjustments on available-for-sale securities, net of taxes of $572, $0 and $0	(957)	—	—
Other comprehensive income (loss) in equity method investments	(3,119)	89	248
Foreign currency translation adjustments	(125,512)	26,394	(4,966)
Total other comprehensive income (loss), net of tax	(126,952)	26,717	(4,718)
Total comprehensive income, net of tax	93,439	285,230	262,764
Comprehensive income attributable to noncontrolling interests	(1,821)	(1,769)	(1,839)
Comprehensive income attributable to Cinemark USA, Inc.	$91,618	$283,461	$260,925

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2015, 2016 AND 2017

(in thousands)

										Total
	Class A		Class B						Accumulated	Cinemark
	Common Stock		Common Stock		Treasury Stock		Additional		Other	USA, Inc.'s
	Shares		Shares		Shares		Paid-in-	Retained	Comprehensive	Stockholder’s	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Acquired	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance at January 1, 2015	2	$—	240	$49,543	(57)	$(24,233)	$1,221,179	$24,677	$(144,772)	$1,126,394	$10,329	$1,136,723
Share based awards compensation expense	—	—	—	—	—	—	14,873	—	—	14,873	—	14,873
Tax benefit related to share based award vestings	—	—	—	—	—	—	2,421	—	—	2,421	—	2,421
Dividends paid to parent	—	—	—	—	—	—	—	(115,225)	—	(115,225)	—	(115,225)
Noncash dividends paid to parent	—	—	—	—	—	—	—	(17,935)	—	(17,935)	—	(17,935)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,045)	(1,045)
Net income	—	—	—	—	—	—	—	218,532	—	218,532	1,859	220,391
Other comprehensive loss	—	—	—	—	—	—	—	—	(126,914)	(126,914)	(38)	(126,952)
Balance at December 31, 2015	2	$—	240	$49,543	(57)	$(24,233)	$1,238,473	$110,049	$(271,686)	$1,102,146	$11,105	$1,113,251
Share based awards compensation expense	—	—	—	—	—	—	12,413	—	—	12,413	—	12,413
Tax benefit related to share based award vestings	—	—	—	—	—	—	1,856	—	—	1,856	—	1,856
Dividends paid to parent	—	—	—	—	—	—	—	(124,900)	—	(124,900)	—	(124,900)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,309)	(1,309)
Buyout of noncontrolling interests' share of Chilean subsidiary	—	—	—	—	—	—	(27)	—	—	(27)	(423)	(450)
Gain realized on available-for-sale securities, net of taxes of $1,180	—	—	—	—	—	—	—	—	(2,011)	(2,011)	—	(2,011)
Net income	—	—	—	—	—	—	—	256,777	—	256,777	1,736	258,513
Other comprehensive income	—	—	—	—	—	—	—	—	26,684	26,684	33	26,717
Balance at December 31, 2016	2	$—	240	$49,543	(57)	$(24,233)	$1,252,715	$241,926	$(247,013)	$1,272,938	$11,142	$1,284,080
Share based awards compensation expense	—	—	—	—	—	—	11,825	—	—	11,825	—	11,825
Tax expense related to share based award vestings	—	—	—	—	—	—	(35)	—	—	(35)	—	(35)
Dividends paid to parent	—	—	—	—	—	—	—	(134,500)	—	(134,500)	—	(134,500)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,088)	(1,088)
Net income	—	—	—	—	—	—	—	265,643	—	265,643	1,839	267,482
Reclassification of cumulative translation adjustments for a former Canadian subsidiary	—	—	—	—	—	—	—	—	(1,551)	(1,551)	—	(1,551)
Other comprehensive loss	—	—	—	—	—	—	—	—	(4,718)	(4,718)	—	(4,718)
Balance at December 31, 2017	2	$—	240	$49,543	(57)	$(24,233)	$1,264,505	$373,069	$(253,282)	$1,409,602	$11,893	$1,421,495

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2015, 2016 AND 2017

(In thousands)

	2015	2016	2017
Operating activities
Net income	$220,391	$258,513	$267,482
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	186,898	207,091	235,093
Amortization of intangible and other assets and favorable/unfavorable leases	2,308	1,980	2,420
Amortization of long-term prepaid rents	2,361	1,826	2,274
Amortization of debt issue costs	5,151	5,492	6,197
Amortization of deferred revenues, deferred lease incentives and other	(17,163)	(16,731)	(16,211)
Impairment of long-lived assets	8,801	2,836	15,084
Share based awards compensation expense	14,873	12,413	11,825
Loss on sale of assets and other	8,143	20,459	22,812
Write-off of unamortized debt issue costs associated with early retirement of debt	—	2,369	—
Deferred lease expenses	(1,806)	(990)	(1,268)
Reclassification of cumulative translation adjustments for a former Canadian subsidiary	—	—	(1,551)
Equity in income of affiliates	(28,126)	(31,962)	(35,985)
Deferred income tax expenses	11,095	(5,467)	(15,015)
Distributions from equity investees	19,027	21,916	25,973
Changes in assets and liabilities and other
Inventories	(2,535)	(1,007)	(541)
Accounts receivable	(28,069)	(2,781)	(14,753)
Income tax receivable	(3,527)	15,510	(4,363)
Prepaid expenses and other	(2,612)	(2,260)	(782)
Deferred charges and other assets - net	8,126	(1,619)	(4,956)
Accounts payable and accrued expenses	43,859	(30,250)	23,355
Income tax payable	936	(2,261)	438
Liabilities for uncertain tax positions	1,315	1,182	2,041
Other long-term liabilities	5,779	(5,076)	8,294
Net cash provided by operating activities	455,225	451,183	527,863
Investing activities
Additions to theatre properties and equipment and other	(331,726)	(326,908)	(380,862)
Proceeds from sale of theatre properties and equipment and other	9,966	3,570	15,098
Acquisitions of theatres in the U.S. and international markets, net of cash acquired	(2,651)	(15,300)	(40,997)
Acquisition of screen advertising business	—	(1,450)	—
Proceeds from sale of marketable securities	—	13,451	—
Investment in joint ventures and other	(3,711)	(1,132)	(3,715)
Net cash used for investing activities	(328,122)	(327,769)	(410,476)
Financing activities
Dividends paid to parent	(115,225)	(124,900)	(134,500)
Payroll taxes paid as a result of restricted stock withholdings	(4,770)	(6,834)	(2,943)
Proceeds from issuance of Senior Notes, net of discount	—	222,750	—
Retirement of Senior Subordinated Notes	—	(200,000)	—
Repayments of long-term debt	(8,420)	(16,605)	(5,671)
Payment of debt issue costs	(6,957)	(7,217)	(1,146)
Payments on capital leases	(16,513)	(19,343)	(21,725)
Proceeds from financing lease	—	—	10,200
Purchases of non-controlling interests	—	(450)	—
Other	1,376	554	(1,123)
Net cash used for financing activities	(150,509)	(152,045)	(156,908)
Effect of exchange rate changes on cash and cash equivalents	(26,932)	1,266	798
Decrease in cash and cash equivalents	(50,338)	(27,365)	(38,723)
Cash and cash equivalents:
Beginning of period	638,841	588,503	561,138
End of period	$588,503	$561,138	$522,415

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

Principles of Consolidation — The consolidated financial statements include the accounts of Cinemark USA, Inc. and its subsidiaries. Majority-owned subsidiaries that the Company has control of are consolidated while those affiliates of which the Company owns between 20% and 50% and does not control are accounted for under the equity method. Those affiliates of which the Company owns less than 20% are generally accounted for under the cost method, unless the Company is deemed to have the ability to exercise significant influence over the affiliate, in which case the Company would account for its investment under the equity method. The results of these equity method investees are included in the consolidated financial statements effective with their formation or from their dates of acquisition. Intercompany balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents — Cash and cash equivalents consist of operating funds held in financial institutions, petty cash held by the theatres and highly liquid investments with original maturities of three months or less when purchased. Cash investments are primarily in money market funds or other similar funds.

Accounts Receivable – Accounts receivable, which are recorded at net realizable value, consist primarily of receivables related to screen advertising, receivables related to discounted tickets sold to retail locations, receivables from landlords related to theatre construction and remodels, rebates earned from the Company’s concession vendors and value-added and other non-income tax receivables.

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

(1)

Amortization of capital lease assets is included in depreciation and amortization expense on the consolidated statements of income. Accumulated amortization of capital lease assets as of December 31, 2016 and 2017 was $175,166 and $200,683, respectively.

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. The Company also performs a full quantitative impairment evaluation on an annual basis. The Company considers actual theatre level cash flows, budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, the impact of recent theatre remodels or other substantial improvements, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

life. The remainder of the theatre’s useful life correlates with the available remaining lease period, which includes the probability the exercise of available renewal periods or extensions, for leased properties and the lesser of twenty years or the building’s remaining useful life for fee-owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When the estimated fair value is determined to be lower than the carrying value of the asset group, the asset group is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during 2015, 2016 and 2017. The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 6.

Goodwill and Other Intangible Assets — The Company evaluates goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable.  The Company evaluates goodwill for impairment at the reporting unit level.  Management considers the reporting unit to be each of its nineteen regions in the U.S. and seven countries internationally with Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala considered one reporting unit (the Company does not have goodwill recorded for all of its international locations). Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples.  Fair value is determined based on a multiple of estimated cash flows, which was eight times, for the evaluations performed during 2015 and 2017.

During the year ended December 31, 2015, the Company performed a qualitative goodwill impairment assessment on all reporting units except one, in accordance with ASU 2011-08 Testing Goodwill for Impairment (“ASU 2011-08”). The qualitative assessment included consideration of historical and expected future industry performance, estimated future performance of the Company, current industry trading multiples and other economic factors, as compared to the assumptions used in the Company’s previous qualitative assessment performed during 2014. Based on the qualitative assessment performed, the Company determined that it was not more likely than not that the fair value of the reporting units were less than their carrying values. The Company performed the quantitative two-step approach on a new U.S. region that had not previously been assessed for goodwill impairment.  The estimated fair value for the new reporting unit exceeded its carrying value by more than 10%.

During the year ended December 31, 2016, the Company performed a qualitative goodwill impairment assessment on all reporting units.  Based on the qualitative assessment performed, the Company determined that it was not more likely than not that the fair value of the reporting units were less than their carrying values.

During the year ended December 31, 2017, the Company performed a quantitative goodwill impairment assessment for all reporting units.  As of December 31, 2017, the estimated fair value of the Company’s goodwill exceeded their carrying values by more than 10%.

Tradename intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. The Company estimates the fair value of its tradenames by applying an estimated market royalty rate that could be charged for the use of its tradename to forecasted future revenues, with an adjustment for the present value of such royalties. If the estimated fair value is less than the carrying value, the tradename intangible asset is written down to its estimated fair value. Significant judgment is involved in estimating market royalty rates and long-term revenue forecasts. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected revenue performance and industry trends.

During the year ended December 31, 2015, the Company performed a qualitative tradename intangible asset impairment assessment in accordance with ASU 2011-08. The qualitative assessments included consideration of the

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Company’s historical and forecasted revenues and estimated royalty rates for each tradename intangible asset.  Based on the qualitative assessment performed, the Company determined that it was not more likely than not that the fair values of the tradename assets were less than their carrying values as of December 31, 2015.

During the year ended December 31, 2016, the Company performed a qualitative assessment for all indefinite-lived tradename assets other than our tradename in Ecuador, for which the Company performed a quantitative assessment. The qualitative assessments included consideration of the Company’s historical and forecasted revenues and estimated royalty rates for each tradename intangible asset.  The quantitative test for our tradename in Ecuador included estimating the fair value of the tradename based on forecasted revenues for our Ecuador theatres multiplied by an estimated market royalty rate that could be charged for the use of the tradename, with an adjustment for the present value of such royalties.  Based on the qualitative and quantitative assessments performed, the Company determined that it was not more likely than not that the fair values of tradename intangible assets were less than their carrying values as of December 31, 2016.

During the year ended December 31, 2016, the Company also performed a quantitative test on its definite-lived tradename associated with the Rave theatres acquired in 2013.  During the year ended December 31, 2016, the Company rebranded certain of these theatres with Cinemark signage as part of recliner conversions and other renovations.  The Company estimated the fair value of the Rave tradename by applying an estimated market royalty rate that could be charged for the use of the tradename to forecasted future revenues for the theatres using the Rave tradename, with an adjustment for the present value of such royalties. As of December 31, 2016, the estimated fair value of the Rave tradename intangible asset exceeded their carrying value by more than 10%.

During the year ended 2017, the Company performed a quantitative test on all indefinite and definite-lived tradename assets.  As of December 31, 2017, the estimated fair value of the Company’s tradename assets exceeded their carrying values by more than 10%

The table below summarizes the Company’s intangible assets and the amortization method used for each type of intangible asset:

Intangible Asset	Amortization Method
Goodwill	Indefinite-lived
Tradename	Indefinite-lived
Vendor contracts	Straight-line method over the terms of the underlying contracts. The remaining terms of the underlying contracts range from one to three years.
Favorable/unfavorable leases	Based on the pattern in which the economic benefits are realized over the terms of the lease agreements. The remaining terms of the lease agreements range from approximately two to nineteen years.
Other intangible assets

Straight-line method over the terms of the underlying agreement or the expected useful life of the intangible asset. The remaining useful lives of these intangible assets range from one to twelve years.

Deferred Charges and Other Assets — Deferred charges and other assets consist of long-term prepaid rents, construction and other deposits, equipment to be placed in service, and other assets of a long-term nature. Long-term prepaid rents represent prepayments of rent on operating leases. These payments are recognized as facility lease expense over the period for which the rent was paid in advance as outlined in the lease agreements. The remaining amortization periods generally range from one to fifteen years.

Lease Accounting — The Company evaluates each lease for classification as either a capital lease or an operating lease. The Company records the lease as a capital lease at its inception if 1) the present value of future minimum lease payments exceeds 90% of the leased property’s estimated fair value; 2) the lease term exceeds 75% of the property’s estimated useful life; 3) the lease contains a bargain purchase option; or 4) ownership transfers to the Company at the end of the lease. The Company performs this evaluation at the inception of the lease and when a

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

modification is made to a lease. If the lease agreement calls for a scheduled rent increase during the lease term, the Company recognizes the lease expense on a straight-line basis over the lease term. The Company determines the straight-line rent expense impact of an operating lease upon inception of the lease. For some new build theatres, the landlord is responsible for constructing a theatre using guidelines and specifications agreed to by the Company and assumes substantially all of the risk of construction. For other theatres, the Company is responsible for managing construction of the theatre and the landlord contributes an agreed upon amount to the costs of construction.  If the Company concludes that it has substantially all of the construction period risks, it records a construction asset and related liability for the amount of total project costs incurred during the construction period. At the end of the construction period, the Company determines if the transaction qualifies for sale-leaseback accounting treatment in regards to lease classification.  If the Company receives a lease incentive payment from a landlord, the Company records the proceeds as a deferred lease incentive liability and amortizes the liability as a reduction in rent expense over the initial term of the respective lease if a new theatre, or over the remaining lease term if an existing theatre.

Deferred Revenues — Advances collected on long-term screen advertising, concession and other contracts are recorded as deferred revenues. In accordance with the terms of the agreements, the advances collected on such contracts are recognized during the period in which the advances are earned, which may differ from the period in which the advances are collected. These advances are recognized on either a straight-line basis over the term of the contracts or as such revenues are earned in accordance with the terms of the contracts.  The remaining amortization periods generally range from one to twenty years. See Note 2 for discussion of impact of new revenue recognition accounting pronouncement and Note 3 for discussion of deferred revenue – NCM.

Self-Insurance Reserves — The Company is self-insured for general liability claims subject to an annual cap. For the years ended December 31, 2015, 2016 and 2017, general liability claims were capped at $100, $100 and $250, respectively, per occurrence with annual caps of approximately $2,900, $3,350 and $3,900, respectively. The Company was fully insured for workers compensation claims during the years ended December 31, 2015 and 2016.  During 2017, the Company implemented a fully-funded deductible workers compensation insurance plan under which the Company is responsible for pre-funding claims and is responsible for claims up to $250 per occurrence, with an annual cap of $5,000. The Company was also self-insured for medical claims up to $125, $150 and $250 per occurrence for the years ended December 31, 2015, 2016 and 2017, respectively. As of December 31, 2016 and 2017, the Company’s insurance reserves were $7,837 and $8,252, respectively, and are reflected in accrued other current liabilities in the consolidated balance sheets.

Revenue and Expense Recognition — Revenues are recognized when admissions and concession sales are received at the box office. Other revenues include screen advertising and other ancillary revenues such as vendor marketing promotions, meeting rentals and electronic video games located in the Company’s theatres. Screen advertising revenues are recognized over the period that the related advertising is delivered on-screen or in-theatre. The Company records proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognizes admissions or concession revenue when a holder redeems the card or certificate. The Company recognizes unredeemed gift cards and other advanced sale-type certificates as revenue only after such a period of time indicates, based on historical experience, the likelihood of redemption is remote, and based on applicable laws and regulations. In evaluating the likelihood of redemption, the Company considers the period outstanding, the level and frequency of activity, and the period of inactivity. As of December 31, 2016 and 2017, the Company’s liabilities for advanced sale-type certificates were approximately $70,247 and $77,623, respectively, and are reflected in accrued other current liabilities on the consolidated balance sheets. The Company recognized unredeemed gift cards and other advanced sale-type certificates as revenues in the amount of $11,786, $11,522 and $11,861 during the years ended December 31, 2015, 2016 and 2017, respectively.  See Note 2 for discussion of impact of new revenue recognition accounting pronouncements.

Film rental costs are accrued based on the applicable box office receipts and either firm terms or a sliding scale formula, which are generally established prior to the opening of the film, or estimates of the final settlement rate, which occurs at the conclusion of the film run, subject to the film licensing arrangement. Under a firm terms formula, the Company pays the distributor a percentage of box office receipts, which reflects either an aggregate rate for the life of the film or rates that decline over the term of the run. Under a sliding scale formula, film rental is paid as a percentage of box office revenues using a pre-determined matrix based upon box office performance of the film. The settlement process allows for negotiation of film rental fees upon the conclusion of the film run based upon how

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

the film performs. Estimates are based on the expected success of a film. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known at the time the estimate is made and the expected success of a film can typically be estimated early in the film’s run. If actual settlements are different than those estimates, film rental costs are adjusted at the time of settlement.

Loyalty Programs — The Company launched its app-based Connections loyalty program for its domestic markets in February 2016. Customers earn points for initial sign-up and for various transactions as tracked within the app. Points may be redeemed for concessions items, concession discounts and experiential rewards, each of which are offered for limited periods of time and at varying times during the year. The Company has determined that the values of the rewards offered to the customer are insignificant to the original transactions required to earn such rewards and has applied the incremental cost approach to accounting for the rewards earned. The Company also has loyalty programs in certain of its international markets, which generally consist of the customer paying a membership fee in exchange for discounts during the membership period.  The Company had approximately $5,527 recorded in accrued other current liabilities for its loyalty programs as of December 31, 2017. See Note 2 for discussion of impact of new revenue recognition accounting pronouncements.

Accounting for Share Based Awards — The Company measures the cost of employee services received in exchange for an equity award based on the fair value of the award on the date of the grant. The grant date fair value is estimated using a market observed price. Such costs are recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). At the time of the grant, the Company also estimates the number of awards that will ultimately be forfeited. See Note 12 for discussion of the Company’s share based awards and related compensation expense.

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

Segments — For the years ended December 31, 2015, 2016 and 2017, the Company managed its business under two reportable operating segments, U.S. markets and international markets. See Note 16.

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

Foreign Currency Translations — The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

translated at average monthly exchange rates. The resulting translation adjustments are recorded in the consolidated balance sheets in accumulated other comprehensive loss. See Note 10 for a summary of the translation adjustments recorded in accumulated other comprehensive loss for the years ended December 31, 2015, 2016 and 2017. The Company recognizes foreign currency transaction gains and losses when changes in exchange rates impact transactions, other than intercompany transactions of a long-term investment nature, that have been denominated in a currency other than the functional currency.

Fair Value Measurements — According to authoritative guidance, inputs used in fair value measurements fall into three different categories; Level 1, Level 2 and Level 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company had an interest rate swap agreement and investments in marketable securities that were adjusted to fair value on a recurring basis (quarterly).  With respect to its interest rate swap agreement, the Company used the income approach to determine the fair value of its interest rate swap agreement and under this approach, the Company used projected future interest rates as provided by the counterparties to the interest rate swap agreement and the fixed rate that the Company was obligated to pay under the agreement.  Therefore, the Company’s fair value measurements for its interest rate swap used significant unobservable inputs, which fall in Level 3. The interest rate swap agreement expired in April 2016. With respect to its investments in marketable securities, the Company used quoted market prices, which fall under Level 1 of the hierarchy.  There were no changes in valuation techniques during the period and no transfers in or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2015, 2016 and 2017. See Note 9 for further discussion of the Company’s fair value measurements. The Company also uses fair value measurements on a nonrecurring basis, primarily in the impairment evaluations for goodwill, intangible assets and other long-lived assets. See Goodwill and Other Intangible Assets and Theatre Properties and Equipment included above for discussion of such fair value measurements.

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

Impact of New Revenue Recognition Standard

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASC 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASC 606 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from the contracts with customers.

ASC 606 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective method. The new standard will therefore be applied to all contracts not completed as of January 1, 2018.  While the Company does not believe the adoption of ASC 606 will have a material impact to its results of operations or cash flows, it does expect ASC 606 to have an impact on the classification of certain revenues and related expenses, as summarized below.  Quantitative amounts included below are estimates of the expected effects of the Company’s adoption of ASC 606 and represent management’s best estimates of the impact of adopting ASC 606 at the time of the preparation of this Annual Report on Form 10-K.  The actual impact of ASC 606 is subject to change from these estimates, pending the completion of the Company’s assessment during the first quarter of 2018.

•

The Company believes its Exhibitor’s Services Agreement (“ESA”) with National CineMedia, LLC (“NCM”) includes a significant financing component due to the length of time necessary to fulfill the performance obligations under the ESA as compared to the timing of receipt of the advanced payment. Similarly, the Company believes its Common Unit Adjustment (“CUA”) Agreement with NCM includes a significant financing component due to the receipt of common units in advance of the fulfillment of the performance obligations. As a result, the Company expects other revenues, specifically screen advertising revenues, will increase with a similar offsetting increase in noncash interest expense, but will not have a material impact on the Company’s results of operations.

•

In addition to recording the impact of significant financing components associated with its NCM ESA and CUA agreement, the Company has determined that based on how the performance obligations are fulfilled under these agreements, the related deferred revenues will be amortized on a straight-line basis under ASC 606 versus the units of revenue method followed prior to adoption of ASC 606. As a result of the change in amortization method, the Company expects to record a cumulative effect of accounting change adjustment of no more than $55,000 in retained earnings effective January 1, 2018, with an offsetting decrease in deferred revenue - NCM.

•

The Company currently records online surcharges net of service fees as amounts have been immaterial.  The Company has determined that it is the principal in the arrangement, and therefore, in accordance with ASC 606 guidance, the Company will recognize online surcharges in revenues on a gross basis and record all related service fees as an operating expense. As a result of this change, the Company’s other revenues and utilities and other costs will increase on a prospective basis, but will not have a material impact on the Company’s results of operations.

•

The Company currently has a domestic loyalty program that awards points to its members upon completion of various purchases and other transactions. Under ASC 606, the Company will have to defer a portion of the proceeds received from each purchase as a liability to provide future goods and services (or rewards in exchange for points) to program members. The Company expects this will result in slight reductions in admissions and concessions revenues with an offsetting increase in other long-term liabilities, but will not have a material impact on the consolidated financial statements.

The timing of revenue recognition for other revenue streams, including revenues for unredeemed gift cards and other advanced sales-type certificates, will also be impacted by the adoption of ASC 606, but we do not expect such changes to be material.

Other New Accounting Pronouncements

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

CINEMARK USA, INC.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments – a consensus of the FASB Emerging Issues Task Force, (“ASU 2016-15”). The purpose of ASU 2016-15 is to reduce the diversity in practice regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. A retrospective transition method should be used in the application of the amendments within ASU 2016-15. Early adoption is permitted. Upon adoption, the Company will reclassify $9,519 of cash payments recorded in loss on debt amendments and refinancing from operating activities to financing activities for the year ended December 31, 2016. The Company does not expect ASU 2016-15 to have any other material impact on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, (“ASU 2017-04”). The purpose of ASU 2017-04 is to simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendments should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within that year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted the amendments in ASU 2017-04 during the second quarter of 2017 in order to reduce the complexity of performing its goodwill impairment tests. As discussed in Note 1, these tests are generally performed in the fourth quarter of each year. ASU 2017-04 did not have a material impact on its consolidated financial statements.

In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation – Stock Compensation (Topic 718): Scope Modification Accounting, (“ASU 2017-09”). The amendments in ASU 2017-09 provide guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting as described in ASC Topic 718. The amendments should be applied on a prospective basis. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. Early adoption is permitted. The Company does not expect ASU 2017-09 to have a material impact on its consolidated financial statements.

In August 2017, the FASB issued Accounting Standards Update 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, (“ASU 2017-12”). The amendments in ASU 2017-12 improve the financial reporting of hedging relationships to better reflect the economic results of an entity’s risk management activities in its financial statements. Additionally, the amendments in ASU 2017-12 simplify certain steps of applying hedge accounting guidance. ASU 2017-12 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. Early adoption is permitted. The Company does not expect ASU 2017-12 to have a material impact on its consolidated financial statements.

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

3.	INVESTMENT IN NATIONAL CINEMEDIA LLC

The Company has an investment in National CineMedia, LLC (“NCM”).  NCM operates a digital in-theatre network in the U.S. for providing cinema advertising and non-film events. Upon joining NCM, the Company entered into an Exhibitor Services Agreement, or the ESA, with NCM, pursuant to which NCM provides advertising, promotion and event services to our theatres. On February 13, 2007, National CineMedia, Inc. (“NCMI”), an entity that serves as the sole manager of NCM, completed an IPO of its common stock. In connection with the NCMI initial public offering, the Company amended its operating agreement and the ESA with NCMI. The ESA modification reflected a shift from circuit share expense under the prior ESA, which obligated NCM to pay the Company a percentage of revenue, to a monthly theatre access fee, which significantly reduced the contractual amounts paid to us by NCM. The Company recorded the proceeds related to the ESA modification as deferred revenue, which is being amortized into other revenues over the life of the agreement using the units of revenue method. In consideration for NCM’s exclusive access to the Company’s theatre attendees for on-screen advertising and use of off-screen areas within the Company’s theatres for lobby entertainment and lobby promotions, the Company receives a monthly theatre access fee under the modified ESA. The theatre access fee is composed of a fixed payment per patron, initially seven cents, and a fixed payment per digital screen, which may be adjusted for certain reasons outlined in the modified ESA. The payment per theatre patron increases by 8% every five years, with the first such increase taking effect after the end of fiscal 2011, and the payment per digital screen, initially eight hundred dollars per digital screen per year, increases annually by 5%. For 2015, 2016 and 2017, the annual payment per digital screen was one thousand one hundred eighty-two dollars, one thousand two hundred forty-one dollars and one thousand three hundred three dollars, respectively. The theatre access fee paid in the aggregate to Regal Entertainment Group (“Regal”), AMC Entertainment, Inc. (“AMC”) and the Company will not be less than 12% of NCM’s Aggregate Advertising Revenue (as defined in the modified ESA), or it will be adjusted upward to reach this minimum payment. Additionally, with respect to any on-screen advertising time provided to the Company’s beverage concessionaire, the Company is required to purchase such time from NCM at a negotiated rate. The modified ESA has, except with respect to certain limited services, a remaining term of approximately 19 years.

As a result of the application of a portion of the proceeds it received from the NCMI initial public offering, the Company had a negative basis in its original membership units in NCM, which is referred to herein as the Company’s  Tranche 1 Investment. Following the NCMI IPO, the Company does not recognize undistributed equity in the earnings on its Tranche 1 Investment until NCM's net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company recognizes cash distributions it receives from NCM on its Tranche 1 Investment as a component of earnings as Distributions from NCM. The Company believes that the accounting model provided by ASC 323-10-35-22 for recognition of equity investee losses in excess of an investor's basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

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

CINEMARK USA, INC.

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

Below is a summary of common units received by the Company under the Common Unit Adjustment Agreement during the years ended December 31, 2015, 2016 and 2017:

	Date	Number	Fair Value
	Common Units	of Common Units	of Common Units
Event	Received	Received	Received
2015 Annual common unit adjustment	3/31/2015	1,074,910	$15,421
2016 Annual common unit adjustment	3/31/2016	753,598	$11,111
2017 Annual common unit adjustment	3/31/2017	1,487,218	$18,363

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

As of December 31, 2017, the Company owned a total of 27,871,862 common units of NCM, which represented an interest of approximately 18%. Each common unit is convertible into one share of NCMI common stock.  The estimated fair value of the Company’s investment in NCM was approximately $191,201 based on NCM, Inc.’s stock price as of December 31, 2017 of $6.86 per share (Level 1 input as defined in FASB ASC Topic 820), which was less than the Company’s carrying value of $200,550. The Company does not believe that the decline in NCM, Inc.’s stock price is other than temporary and therefore, no impairment of the Company’s investment in NCM was recorded during the year ended December 31, 2017. The market value of NCM, Inc.’s stock price may continue to vary due to the performance of the business, industry trends, general and economic conditions and other factors.

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Summary of Activity with NCM

Below is a summary of activity with NCM included in the Company’s consolidated financial statements for the periods indicated. See Note 2 for discussion of impact of new revenue recognition accounting pronouncements.

	Investment	Deferred	Distributions from	Equity in	Other	Other Comprehensive	Cash
	in NCM	Revenue	NCM	Earnings	Revenue	Loss	Received
Balance as of January 1, 2015	$178,939	$(335,219)
Receipt of common units due to annual common unit adjustment	15,421	(15,421)	$—	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(11,330)	—	11,330
Receipt of excess cash distributions	(14,072)	—	(15,396)	—	—	—	29,468
Receipt under tax receivable agreement	(2,308)	—	(2,744)	—	—	—	5,052
Equity in earnings	8,510	—	—	(8,510)	—	—	—
Equity in other comprehensive loss	(2,735)	—	—	—	—	2,735
Amortization of deferred revenue	—	8,506	—	—	(8,506)	—	—
Balance as of and for the twelve months ended December 31, 2015	$183,755	$(342,134)	$(18,140)	$(8,510)	$(19,836)	$2,735	$45,850
Receipt of common units due to annual common unit adjustment	11,111	(11,111)	$—	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(11,048)	—	11,048
Receipt of excess cash distributions	(11,233)	—	(11,483)	—	—	—	22,716
Receipt under tax receivable agreement	(2,985)	—	(3,173)	—	—	—	6,158
Equity in earnings	9,347	—	—	(9,347)	—	—	—
Amortization of deferred revenue	—	9,317	—	—	(9,317)	—	—
Balance as of and for the twelve months ended December 31, 2016	$189,995	$(343,928)	$(14,656)	$(9,347)	$(20,365)	$—	$39,922
Receipt of common units due to annual common unit adjustment	18,363	(18,363)	$—	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(11,274)	—	11,274
Receipt of excess cash distributions	(15,093)	—	(14,158)	—	—	—	29,251
Receipt under tax receivable agreement	(2,265)	—	(2,249)	—	—	—	4,514
Equity in earnings	9,550	—	—	(9,550)	—	—	—
Amortization of deferred revenue	—	10,585	—	—	(10,585)	—	—
Balance as of and for the twelve months ended December 31, 2017	$200,550	$(351,706)	$(16,407)	$(9,550)	$(21,859)	$—	$45,039

(1)

Amounts include the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire. The amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire were approximately $9,819, $10,523 and $11,110 for the years ended December 31, 2015, 2016 and 2017, respectively.

The Company made payments to NCM of approximately $50, $49 and $102 during the years ended December 31, 2015, 2016 and 2017, respectively, related to installation of certain equipment used for digital advertising, which is included in theatre furniture and equipment on the consolidated balance sheets.

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The tables below present summary financial information for NCM for the periods indicated (financial information for NCM’s fiscal year ended December 29, 2017 is not yet available):

	Year Ended	Year Ended	Nine Months Ended
	December 31, 2015	December 29, 2016	September 28, 2017
Revenues	$446,500	$447,600	$285,400
Operating income	$140,500	$173,000	$83,700
Net income	$87,500	$109,300	$44,800

	As of	As of
	December 29, 2016	September 28, 2017
Current assets	$180,900	$130,100
Noncurrent assets	$607,600	$776,900
Current liabilities	$121,100	$96,700
Noncurrent liabilities	$924,300	$910,800
Members' deficit	$(256,900)	$(100,500)

4.	OTHER INVESTMENTS

Below is a summary of activity for each of the Company’s other investments for the periods indicated:

	DCIP	RealD	AC JV, LLC	DCDC	Other	Total
Balance at December 31, 2014	$51,277	$14,429	$7,899	$2,438	$1,615	$77,658
Cash contributions	3,211	—	—	—	500	3,711
Equity in income	18,522	—	970	124	—	19,616
Equity in comprehensive loss	(384)	—	—	—	—	(384)
Unrealized holding loss	—	(1,529)	—	—	—	(1,529)
Sale of investment in Taiwan (1)	—	—	—	—	(1,383)	(1,383)
Cash distributions received	(1,047)	—	(1,600)	—	—	(2,647)
Other	—	—	—	—	(69)	(69)
Balance at December 31, 2015	$71,579	$12,900	$7,269	$2,562	$663	$94,973
Cash contributions	717	—	—	—	415	1,132
Equity in income	21,434	—	311	870	—	22,615
Equity in comprehensive income	89	—	—	—	—	89
Sale of investment (2)	—	(12,900)	—	—	—	(12,900)
Cash distributions received	(6,000)	—	(1,600)	(98)	—	(7,698)
Other	—	—	—	(584)	690	106
Balance at December 31, 2016	$87,819	$—	$5,980	$2,750	$1,768	$98,317
Cash contributions	1,112	—	—	—	2,603	3,715
Equity in income	22,900	—	2,336	1,199	—	26,435
Equity in comprehensive income	248	—	—	—	—	248
Cash distributions received	(5,864)	—	(2,400)	(351)	—	(8,615)
Other	—	—	—	—	(55)	(55)
Balance at December 31, 2017	$106,215	$—	$5,916	$3,598	$4,316	$120,045

(1)	The Company sold its investment in a Taiwan joint venture for $2,634, resulting in a gain of $1,251, which is included in loss on sale of assets and other for the year ended December 31, 2015.
(2)	See further discussion of the sale of the investment held by the Company under RealD, Inc. below.

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Digital Cinema Implementation Partners LLC (“DCIP”)

On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as DCIP to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. As of December 31, 2017, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting.

Below is summary financial information for DCIP as of and for the years ended December 31, 2015, 2016 and 2017.

	Year ended December 31,
	2015	2016	2017
Revenues	$171,203	$178,836	$177,382
Operating income	$103,449	$107,919	$106,687
Net income	$79,255	$89,152	$93,103

	As of
	December 31, 2016	December 31, 2017
Current assets	$45,087	$56,296
Noncurrent assets	$861,290	$772,438
Current liabilities	$44,771	$59,153
Noncurrent liabilities	$464,246	$296,889
Members' equity	$397,360	$472,692

The digital projection systems are being leased from Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company, under an operating lease with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, the Company pays annual rent of one thousand dollars per digital projection system. The Company may also be subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum. As of December 31, 2017, the Company had 3,805 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company had the following transactions with DCIP during the years ended December 31, 2015, 2016 and 2017:

	Year Ended December 31,
	2015	2016	2017
Equipment lease payments	$4,474	$5,217	$5,743
Warranty reimbursements from DCIP	$(4,329)	$(6,091)	$(8,511)
Management services fees	$825	$825	$823

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

CINEMARK USA, INC.

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

AC JV, LLC

During December 2013, the Company, Regal, AMC (the “AC Founding Members”) and NCM entered into a series of agreements that resulted in the formation of AC JV, LLC (“AC”), a new joint venture that now owns “Fathom Events” (consisting of Fathom Events and Fathom Consumer Events) formerly operated by NCM.  The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators to provide additional programs to augment their feature film schedule. The Fathom Consumer Events business includes live and pre-recorded concerts featuring contemporary music, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. The Company paid event fees to AC of $11,440, $10,871 and $13,950 for the years ended December 31, 2015, 2016 and 2017, respectively, which are included in film rentals and advertising costs on the consolidated statements of income.

AC was formed by the AC Founding Members and NCM. NCM, under a contribution agreement, contributed the assets associated with its Fathom Events division to AC in exchange for 97% ownership of the Class A Units of AC. Under a separate contribution agreement, the Founding Members each contributed cash of approximately $268 to AC in exchange for 1% of the Class A Units of AC. Subsequently,  NCM and the Founding Members entered into a Membership Interest Purchase Agreement, under which NCM sold each of the Founding Members 31% of its Class A Units in AC, the aggregate value of which was determined to be $25,000, in exchange for a six-year Promissory Note.  Each of the Founding Members’ Promissory Notes were originally for $8,333, bear interest at 5% per annum and require annual principal and interest payments. The remaining outstanding balance of the note payable from the Company to NCM as of December 31, 2017 was $2,778.

Digital Cinema Distribution Coalition

The Company is a party to a joint venture with certain exhibitors and distributors called Digital Cinema Distribution Coalition (“DCDC”).  DCDC operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company paid approximately $807, $939 and $848 to DCDC during the years ended December 31, 2015, 2016 and 2017, respectively, related to content delivery services, which is included in film rentals and advertising costs on the consolidated statements of income.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS — NET

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at December 31, 2015 (1)	$1,156,556	$90,992	$1,247,548
Acquisitions of theatres	7,607	—	7,607
Other acquisitions (2)	—	1,410	1,410
Foreign currency translation adjustments	—	6,398	6,398
Balance at December 31, 2016 (1)	$1,164,163	$98,800	$1,262,963
Acquisitions of theatres (3)	9,878	13,211	23,089
Foreign currency translation adjustments	—	(1,973)	(1,973)
Balance at December 31, 2017 (1)	$1,174,041	$110,038	$1,284,079

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.
(2)	Acquisition of screen advertising companies in Central America and Colombia.
(3)	Acquisition of theatres in the U.S. and international markets.

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

As of December 31, intangible assets-net, consisted of the following:

	Balance at				Balance at
	January 1,				December 31,
	2016	Additions (1)	Amortization	Other (2)	2016
Intangible assets with finite lives:
Gross carrying amount	$99,968	$503	$—	$(675)	$99,796
Accumulated amortization	(59,706)	―	(5,538)	638	(64,606)
Total net intangible assets with finite lives	$40,262	$503	$(5,538)	$(37)	$35,190
Intangible assets with indefinite lives:
Tradename	299,382	―	―	327	299,709
Total intangible assets — net	$339,644	$503	$(5,538)	$290	$334,899

	Balance at				Balance at
	January 1,				December 31,
	2017	Additions (3)	Amortization	Other (2)	2017
Intangible assets with finite lives:
Gross carrying amount	$99,796	$11,584	$—	$(5,485)	$105,895
Accumulated amortization	(64,606)	—	(5,563)	1,300	(68,869)
Total net intangible assets with finite lives	$35,190	$11,584	$(5,563)	$(4,185)	$37,026
Intangible assets with indefinite lives:
Tradename	299,709	—	—	26	299,735
Total intangible assets — net	$334,899	$11,584	$(5,563)	$(4,159)	$336,761

(1)	Activity for 2016 reflects addition of non-compete agreement and favorable lease associated with theatres acquired in the U.S.
(2)	Amounts represent foreign currency translation adjustments and the write-off of certain lease intangibles for theatre closures and lease amendments.
(3)	Amounts represent fair values allocated to intangible assets acquired as part of acquisitions of theatres in the U.S. and international markets.

Estimated aggregate future amortization expense for intangible assets is as follows:

For the year ended December 31, 2018	$5,725
For the year ended December 31, 2019	5,267
For the year ended December 31, 2020	5,535
For the year ended December 31, 2021	3,685
For the year ended December 31, 2022	3,280
Thereafter	13,534
Total	$37,026

6.	IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.  See Note 1 for discussion of the Company’s impairment policy.

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company’s long-lived asset impairment losses are summarized in the following table:

	Year Ended
	December 31,
	2015	2016	2017
U.S. theatre properties	$7,052	$1,929	$5,227
International theatre properties	757	907	9,857
Subtotal	7,809	2,836	15,084
Intangible assets (1)	992	—	—
Impairment of long-lived assets	$8,801	$2,836	$15,084

(1)	Activity for 2015 was related to the impairment of a favorable lease for one theatre.

The long-lived asset impairment charges recorded during each of the years presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. As of December 31, 2017, the estimated aggregate remaining fair value of the long-lived assets impaired during the year ended December 31, 2017 was approximately $8,953.

7.	DEFERRED CHARGES AND OTHER ASSETS — NET

As of December 31, deferred charges and other assets — net consisted of the following:

	December 31,
	2016	2017
Long-term prepaid rents	$5,996	$7,762
Construction and other deposits	10,881	12,167
Equipment to be placed in service	12,856	13,868
Other	7,822	5,970
Total	$37,555	$39,767

8.	LONG-TERM DEBT

As of December 31, long-term debt consisted of the following:

	December 31,
	2016	2017
Cinemark USA, Inc. term loan	$663,799	$659,517
Cinemark USA, Inc. 4.875% senior notes due 2023	755,000	755,000
Cinemark USA, Inc. 5.125% senior notes due 2022	400,000	400,000
Other (1)	4,167	2,778
Total long-term debt	1,822,966	1,817,295
Less current portion	5,671	7,099
Less debt issuance costs, net of accumulated amortization of $19,364 and $25,549, respectively	34,854	29,815
Long-term debt, less current portion	$1,782,441	$1,780,381

(1)	Primarily represents debt owed to NCM in relation to the recently-formed joint venture AC JV, LLC. See Note 4.

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a seven year $700,000 term loan and a five year $100,000 revolving credit line (the “Credit Agreement”).

CINEMARK USA, INC.

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

Cinemark USA, Inc. amended its Credit Agreement as follows during 2016 and 2017:

		Debt Issue	Loss on Debt
Effective Date	Nature of Amendment	Costs Paid (1)	Amendment (2)
June 13, 2016	Reduced term loan interest rate by 0.25%	$783	$249
December 15, 2016	Reduced term loan interest rate by 0.50%	$2,446	$161
June 16, 2017	Reduced term loan interest rate by 0.25%; modified certain definitions and other provisions in the Credit Agreement	$521	$190
November 28, 2017	Extended maturity of revolving credit line to December 2022; reduced the interest rate applicable to borrowings under the credit line	$330	$331

(1)	Reflected as a reduction of long term debt on the consolidated balance sheet as of December 31, 2016 and 2017.
(2)	Reflected as a loss on debt amendments and refinancing on the consolidated statement of income for the year in which the amendments were effective.

Subsequent to the amendments noted above, interest on the term loan accrues at Cinemark USA, Inc.’s option at: (A) the base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin of 1.00% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin of 2.00% per annum. Interest on the revolving credit line accrues, at our option, at: (A) a base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin that ranges from 0.50% to 1.25% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin that ranges from 1.50% to 2.25% per annum. The margin of the revolving credit line is determined by the consolidated net senior secured leverage ratio as defined in the Credit Agreement.

At December 31, 2017, there was $659,517 outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $100.0 million in available borrowing capacity on the revolving credit line. Cinemark USA, Inc. had no borrowings under the revolving credit line during the years ended December 31, 2016 or 2017.  The average interest rate on outstanding term loan borrowings under the Credit Agreement at December 31, 2017 was approximately 3.6% per annum.

Cinemark USA, Inc.’s obligations under the Credit Agreement are guaranteed by Cinemark Holdings, Inc. and certain of Cinemark USA, Inc.’s domestic subsidiaries and are secured by mortgages on certain fee and leasehold properties and security interests in substantially all of Cinemark USA, Inc.’s and the guarantors’ personal property,

CINEMARK USA, INC.

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

The dividend restriction contained in the Credit Agreement prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Credit Agreement; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Credit Agreement, and (c) certain other defined amounts. As of December 31, 2017, Cinemark USA, Inc. could have distributed up to approximately $2,620,026 to its parent company and sole stockholder, Cinemark Holdings, Inc.

4.875% Senior Notes

On May 24, 2013, Cinemark USA, Inc. issued $530,000 aggregate principal amount of 4.875% senior notes   due 2023, at par value, (the “4.875% Senior Notes”). Interest on the 4.875% Senior Notes is payable on June 1 and December 1 of each year. The 4.875% Senior Notes mature on June 1, 2023.

On March 21, 2016, Cinemark USA, Inc. issued an additional $225,000 aggregate principal amount of the 4.875% Senior Notes, at 99.0% of the principal amount plus accrued and unpaid interest from December 1, 2015.  Proceeds, after payment of fees, were used to finance the redemption of Cinemark, USA, Inc.’s previously outstanding $200,000 7.375% senior subordinated notes due 2021 (the “7.375% Senior Subordinated Notes”), as discussed below. These additional notes have identical terms, other than the issue date, the issue price and the first interest payment date, and constitute part of the same series as Cinemark USA, Inc.’s existing 4.875% Senior Notes.  The aggregate principal amount of $755,000 of 4.875% Senior Notes mature on June 1, 2023.  The Company incurred debt issue costs of approximately $3,702 in connection with the issuance of the additional notes, which, along with the discount of $2,250, are reflected as a reduction of long term debt, net of accumulated amortization, on the consolidated balance sheets as of December 31, 2016 and 2017.

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

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The indenture to the 4.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2017, Cinemark USA, Inc. could have distributed up to approximately $2,608,237 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 4.875% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 4.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 4.875% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2017 was approximately 6.1 to 1.

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

The indenture to the 5.125% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2016, Cinemark USA, Inc. could have distributed up to approximately $2,613,268 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 5.125% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 5.125% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.125% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2017 was approximately 6.1 to 1.

7.375% Senior Subordinated Notes

On June 3, 2011, Cinemark USA, Inc. issued $200,000 aggregate principal amount of 7.375% senior subordinated notes due 2021, at par value (the “Senior Subordinated Notes”).

CINEMARK USA, INC.

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

Fair Value of Long Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35. The carrying value of the Company’s long term debt was $1,822,966 and $1,817,295 as of December 31, 2016 and 2017, respectively, excluding debt issuance costs of $34,854 and $29,815, respectively. The fair value of the Company’s long term debt was $1,850,212 and $1,840,918 as of December 31, 2016 and 2017, respectively.

Covenant Compliance and Debt Maturity

As of December 31, 2017, the Company believes it was in full financial compliance with all agreements, including related covenants, governing its outstanding debt.

The Company’s long-term debt, excluding unamortized debt issuance costs, at December 31, 2017 matures as follows:

2018	$7,099
2019	7,099
2020	5,710
2021	5,710
2022	1,036,677
Thereafter	755,000
Total	$1,817,295

9.	FAIR VALUE MEASUREMENTS

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

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

As of December 31, 2017, the Company did not have any assets or liabilities measured at fair value on a recurring basis under FASB ASC Topic 820.

Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Liabilities	Liabilities
	2016	2017
Beginning balance - January 1	$373	$—
Total loss included in accumulated other comprehensive loss	71	—
Settlements included in interest expense	(444)	—
Ending balance - December 31	$—	$—

The Company also uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 5 and Note 6). Additionally, the Company uses the market approach to estimate the fair value of its long-term debt (see Note 8).  There were no changes in valuation techniques during the period. There were no transfers in or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2015, 2016 and 2017.

10.	FOREIGN CURRENCY TRANSLATION

The accumulated other comprehensive loss account in stockholder’s equity of $247,013 and $253,282 at December 31, 2016 and 2017, respectively, includes the cumulative foreign currency losses of $247,046 and $253,565, respectively, from translating the financial statements of the Company’s international subsidiaries, the change in fair values of the Company’s interest rate swap agreements that were designated as hedges and the changes in fair value of the Company’s previously held available-for-sale securities.

All foreign countries where the Company has operations are non-highly inflationary and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.

A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. There has been a steady devaluation of the Argentine peso relative to the U.S. dollar in recent years.  As of December 31, 2017, the Company has not designated Argentina as highly inflationary for accounting purposes. The Company will continue to monitor the inflation on a quarterly basis to determine whether remeasurement is necessary.

Below is a summary of the impact of translating the financial statements of the Company’s international subsidiaries as of and for the years ended December 31, 2015, 2016 and 2017.

				Other Comprehensive
				Income (Loss)
	Exchange Rate as of December 31,			For the Year Ended December 31,
Country	2015	2016	2017	2015	2016	2017
Brazil	3.96	3.26	3.31	$(74,559)	$37,286	$(4,567)
Argentina	12.95	16.04	18.65	(30,520)	(13,362)	(8,200)
Colombia	3,149.47	3,000.71	2,936.67	(8,043)	1,278	246
Chile	709.16	679.09	615.97	(6,572)	1,855	5,672
Peru	3.46	3.45	3.24	(4,882)	87	2,752
All other				(898)	(783)	(869)
				$(125,474)	$26,361	$(4,966)

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

During the year ended December 31, 2017, the Company reclassified $1,551 of cumulative foreign currency translation adjustments, related to a Canadian subsidiary that was liquidated, from accumulated other comprehensive loss to foreign currency exchange gain on the consolidated statement of income.

11.	NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in subsidiaries of the Company were as follows at December 31:

	December 31,
	2016	2017
Cinemark Partners II — 24.6% interest (in one theatre)	$8,249	$8,795
Laredo Theatres – 25% interest (in two theatres)	1,695	1,746
Greeley Ltd. — 49% interest (in one theatre)	689	843
Other	509	509
Total	$11,142	$11,893

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

Below is a summary of the impact of changes in the Company’s ownership interest in its subsidiaries on its equity:

	Year ended December 31,
	2015	2016	2017
Net income attributable to Cinemark USA, Inc.	$218,532	$256,777	$265,643
Transfers from noncontrolling interests
Decrease in Cinemark USA, Inc. additional paid-in-capital for the buyout of Flix Impirica non-controlling interest	—	(27)	—
Net transfers from non-controlling interests	—	(27)	—
Change from net income attributable to Cinemark USA, Inc. and transfers from noncontrolling interests	$218,532	$256,750	$265,643

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

12.	CAPITAL STOCK

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

Restricted Stock — Below is a summary of restricted stock activity for Cinemark Holdings, Inc. for the years ended December 31, 2015, 2016 and 2017:

	Year Ended		Year Ended		Year Ended
	December 31, 2015		December 31, 2016		December 31, 2017
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1	878,897	$24.92	757,775	$30.73	606,618	$33.51
Granted	226,212	$42.79	335,707	$30.98	246,534	$41.70
Vested	(329,437)	$23.72	(430,056)	$26.60	(192,230)	$36.26
Forfeited	(17,897)	$27.58	(56,808)	$33.81	(10,341)	$33.48
Outstanding at December 31	757,775	$30.73	606,618	$33.51	650,581	$35.81

During the year ended December 31, 2017, Cinemark Holdings, Inc. granted 246,534 shares of restricted stock to its directors and employees of the Company. The fair value of the restricted stock granted was determined based on the market value of Cinemark Holdings, Inc.’s common stock on the date of grant, which ranged from $34.82 to $42.37 per share. The Company assumed forfeiture rates ranging from 0% to 10% for the restricted stock awards.  Restricted stock granted to directors vests over a one-year period.  Restricted stock granted to employees vests over periods ranging from one year to four years based on continued service. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of restricted stock award activity recorded for the periods indicated.

	Year Ended December 31,
	2015	2016	2017
Compensation expense recognized by the Company during the period	$8,715	$7,269	$7,528
Additional compensation expense recognized by Cinemark Holdings, Inc. during the period	$885	$981	$856
Fair value of restricted shares held by Company employees that vested during the period	$13,276	$13,739	$7,255
Fair value of restricted shares held by Cinemark Holdings, Inc.’s directors that vested during the period	$1,148	$923	$917
Income tax benefit recognized upon vesting of restricted stock awards held by Company employees	$3,341	$5,167	$2,281
Additional income tax benefit recognized upon vesting of restricted stock awards held by Cinemark Holdings, Inc.'s directors	$482	$388	$386

As of December 31, 2017, the remaining unrecognized compensation expense related to these restricted stock awards was approximately $13,049, of which $12,633 will be recognized by the Company and $416 of which will be recognized by Cinemark Holdings, Inc. The weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Restricted Stock Units — During the years ended December 31, 2015, 2016 and 2017, Cinemark Holdings, Inc. granted restricted stock units representing 142,917, 253,661 and 175,634 hypothetical shares of Cinemark Holdings, Inc.’s common stock, respectively, to employees of the Company. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) for a two year measurement period, as defined in the award agreement, based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a prorata basis according to the IRR achieved by the Company during the performance period. As an example, if the Company achieves an IRR equal to 11.0% for the 2015 grant, the number of restricted stock units that shall vest will be greater than the target but less than the maximum number that would have vested had the Company achieved the highest IRR. All payouts of restricted stock units that vest will be subject to an additional service requirement and will be paid in the form of Cinemark Holdings, Inc.’s common stock if the participant continues to provide services through the fourth anniversary of the grant date.

The financial performance factors and respective vesting rates for each of the 2015, 2016 and 2017 grants are as follows:

	Year Ended December 31,			Percentage of Shares Vesting
	2015	2016	2017
Threshold IRR	7.5%	6.0%	7.0%	33.3%
Target IRR	9.5%	8.0%	9.5%	66.6%
Maximum IRR	11.5%	10.0%	13.0%	100.0%

At the time of each of the restricted stock unit grants, the Company assumes the IRR level to be reached for the defined measurement period will be the mid-point IRR level in determining the amount of compensation expense to record for such grants. If and when additional information becomes available to indicate that something other than the mid-point IRR level will be achieved, the Company adjusts compensation expense on a prospective basis over the remaining service period. The Company assumed a forfeiture rate of 5% for the restricted stock unit

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

awards granted during 2017. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.

Below is a table summarizing the potential number of units that could vest under restricted stock unit awards granted during the years ended December 31, 2015, 2016 and 2017 at each of the three levels of financial performance (excluding forfeitures):

	Granted During the Year Ended December 31,
	2015		2016		2017
	Number of	Value at	Number of	Value at	Number of	Value at
	Units	Grant(1)	Units	Grant(1)	Units	Grant(1)
at threshold IRR	47,640	$2,057	84,554	$2,522	58,545	$2,481
at target IRR	95,282	$4,115	169,107	$5,044	117,089	$4,961
at maximum IRR	142,917	$6,173	253,661	$7,568	175,634	$7,442

(1)	The grant date fair values for units issued during the years ended December 31, 2015, 2016, and 2017 were $43.19, $29.83 and $42.37, respectively.

Below is a summary of activity for restricted stock unit awards for Cinemark Holdings, Inc. for the periods indicated:

	Year Ended December 31,
	2015	2016	2017
Number of restricted stock unit awards that vested during the period	123,769	213,984	97,115
Fair value of restricted stock unit awards that vested during the period	$5,483	$7,260	$4,155
Accumulated dividends paid upon vesting of restricted stock unit awards	$442	$662	$558
Income tax benefit recognized upon vesting of restricted stock unit awards	$2,303	$3,049	$1,745
Compensation expense recognized during the period	$6,158	$5,144	$4,297

During the year ended December 31, 2015, the Compensation Committee of Cinemark Holdings, Inc.’s Board of Directors approved a modification to each of the 2013 and 2014 restricted stock unit grants.  The modifications resulted in a cap on the foreign currency exchange rate devaluation impact to be used in calculating the IRR for the respective measurement periods.  The Company revalued each of the grants based on Cinemark Holdings, Inc.’s stock price at the date of modification, which was $33.02.  The modifications resulted in incremental compensation expense of approximately $2,460 for the year ended December 31, 2015.

During the year ended December 31, 2016, the Compensation Committee of Cinemark Holdings, Inc.’s Board of Directors approved a modification to the 2015 restricted stock unit grants. The modification resulted in a cap on the foreign currency exchange rate devaluation impact to be used in calculating the IRR for the respective measurement periods.  The Company revalued each of the grants based on Cinemark Holdings, Inc.’s stock price at the date of modification, which was $37.98. The modifications resulted in incremental compensation expense of approximately $562 for the year ended December 31, 2016.

As of December 31, 2017, the Company had restricted stock units outstanding that represented a total 628,189 hypothetical shares of Cinemark Holdings, Inc.’s common stock, net of actual cumulative forfeitures of 7,407 units, assuming the maximum IRR is achieved for all of the outstanding restricted stock unit awards.

As of December 31, 2017, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $6,820, which reflects the maximum IRR level that was achieved for the 2014 and 2015 grants, an IRR level of 8.0% that is estimated for the 2016 grants and an IRR level of 9.5% that is estimated for the 2017 grants. The weighted average period over which this remaining compensation expense will be recognized is approximately two years.

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

13.	SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows:

	Year Ended December 31,
	2015	2016	2017
Cash paid for interest	$105,155	$108,101	$99,232
Cash paid for income taxes, net of refunds received	$108,435	$93,368	$95,043
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$2,491	$(29,471)	$9,349
Theatre properties and equipment acquired under capital lease	$36,544	$33,282	$46,727
Investment in NCM - receipt of common units (see Note 3)	$15,421	$11,111	$18,363
Noncash distributions to Cinemark Holdings, Inc.	$(17,935)	$—	$—
Receipt of promissory note related to sale of investment in a Taiwan joint venture	$2,304	$—	$—

(1)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2016 and 2017 were $40,625 and $31,276, respectively.
14.	INCOME TAXES

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018.

The Company recorded a net one-time benefit of $44,889, all non-cash, related to enactment of the Tax Act, including a re-measurement of deferred tax liabilities using the lower U.S. corporate income tax rate, a reassessment of permanently reinvested earnings, a deemed repatriation tax, and a reduction in a deferred tax asset with regard to foreign tax credit carryforwards.

The adjustments to deferred tax assets and liabilities and the liability related to the transition tax are provisional amounts based on information available as of December 31, 2017. These amounts may change due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions that the Company has made, and additional guidance that may be issued by the U.S. government. The Company will complete its analysis over a one-year measurement period ending December 22, 2018, and any adjustments during this measurement period will be included in net income from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.

The Company’s provision for federal and foreign income tax expense for continuing operations consisted of the following:

	Year Ended December 31,
	2015	2016	2017
Income before income taxes:
U.S.	$262,336	$277,474	$282,896
Foreign	88,015	85,890	64,842
Total	$350,351	$363,364	$347,738

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Current and deferred income taxes were as follows:

	Year Ended December 31,
	2015	2016	2017
Current:
Federal	$72,185	$66,210	$55,224
Foreign	35,874	32,047	29,306
State	10,806	12,061	10,741
Total current expense	$118,865	$110,318	$95,271
Deferred:
Federal	$10,420	$(13,667)	$(14,046)
Foreign	(3,339)	1,674	(4,270)
State	4,014	6,526	3,301
Total deferred taxes	$11,095	$(5,467)	$(15,015)
Income taxes	$129,960	$104,851	$80,256

A reconciliation between income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income before income taxes follows:

	Year Ended December 31,
	2015	2016	2017
Computed statutory tax expense	$122,623	$127,176	$121,708
Foreign inflation adjustments	(1,295)	(281)	—
State and local income taxes, net of federal income tax impact	9,640	12,081	12,857
Foreign losses not benefited and changes in valuation allowance	(2,408)	(34,757)	249
Foreign tax rate differential	(2,660)	(942)	(245)
Foreign dividends	—	68,684	13,662
Foreign tax credits	—	(62,815)	(21,647)
Impacts related to 2017 Tax Act (1)	—	—	(44,889)
Changes in uncertain tax positions	3,717	921	983
Other — net	343	(5,216)	(2,422)
Income taxes	$129,960	$104,851	$80,256

(1)

Includes one-time benefit due to re-measurement of net deferred tax liabilities using a lower U.S. corporate tax rate and a reassessment of permanently reinvested earnings of ($79,834), a deemed repatriation tax of $14,512, and a reduction in deferred tax assets with regard to foreign tax credit carryforwards of $20,433.

U.S. income taxes have been provided on deemed repatriated earnings of $352,632 related to the Company’s non-U.S. companies as of December 31, 2017 as a result of the enactment of the Tax Act. The Company recorded a net transition tax of $14,512 on the deemed repatriated earnings during the year ended December 31, 2017. Before the Tax Act, U.S. income taxes and foreign withholding taxes had not been provided on earnings of $316,346 and $251,439 that had not been distributed by the Company’s non-U.S. companies as of December 31, 2015 and 2016, respectively. The Company’s intention before enactment of the Tax Act was to permanently reinvest these earnings, thereby indefinitely postponing their remittance to the U.S.  While the Company’s investment in foreign subsidiaries continues to be permanent in duration, the Company may periodically repatriate a portion of these earnings to the extent that it does not incur additional U.S. tax liability.  The Company considers any excess of the amount for financial reporting over the tax basis of its investment in its foreign subsidiaries to be indefinitely reinvested. At this time, the determination of deferred tax liabilities on this amount is not practicable.

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Deferred Income Taxes

The tax effects of significant temporary differences and tax loss and tax credit carryforwards comprising the net long-term deferred income tax liabilities as of December 31, 2016 and 2017 consisted of the following:

	December 31,
	2016	2017
Deferred liabilities:
Theatre properties and equipment	$176,781	$147,208
Intangible asset — other	36,052	30,770
Intangible asset — tradenames	112,747	72,967
Investment in partnerships	107,066	67,449
Total deferred liabilities	432,646	318,394
Deferred assets:
Deferred lease expenses	24,026	14,714
Exchange (gain) loss	(731)	220
Deferred revenue - NCM	130,005	85,816
Capital lease obligations	85,721	67,369
Other tax loss carryforwards	15,883	15,564
Other tax credit carryforwards	48,033	38,436
Other expenses, not currently deductible for tax purposes	11,270	13,801
Total deferred assets	314,207	235,920
Net deferred income tax liability before valuation allowance	118,439	82,474
Valuation allowance against deferred assets – non-current	14,524	35,246
Net deferred income tax liability	$132,963	$117,720
Net deferred tax liability — Foreign	$7,571	$3,073
Net deferred tax liability — U.S.	125,392	114,647
Total	$132,963	$117,720

A significant portion of our foreign tax credit carryforwards expire in 2024. Some foreign net operating losses will expire in the next reporting period; however, some losses may be carried forward indefinitely. State net operating losses may be carried forward for periods of between five and twenty years with the last expiring year being 2037.

The Company’s valuation allowance changed from $14,524 at December 31, 2016 to $35,246 at December 31, 2017 (See Note 18).  The increase was a result of the Tax Act and its impact on the estimated usage of foreign tax credit carryforwards before their expiration.

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Uncertain Tax Positions

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties, for the years ended December 31, 2015, 2016 and 2017:

	Year Ended December 31,
	2015	2016	2017
Balance at January 1,	$16,515	$17,133	$17,403
Gross increases - tax positions in prior periods	40	13	92
Gross decreases - tax positions in prior periods	—	—	(12)
Gross increases - current period tax positions	2,112	923	265
Settlements	(871)	(924)	(177)
Foreign currency translation adjustments	(663)	258	695
Balance at December 31,	$17,133	$17,403	$18,266

The Company had $18,190 and $20,232 of unrecognized tax benefits, including interest and penalties, as of December 31, 2016 and 2017, respectively. Of these amounts, $18,190 and $20,232 represent the amount of unrecognized tax benefits that if recognized would impact the effective income tax rate for the years ended December 31, 2016 and 2017, respectively. The Company had $4,111 and $5,288 accrued for interest and penalties as of December 31, 2016 and 2017, respectively.

The Company participates in the consolidated income tax return of Cinemark Holdings, Inc. in the U.S. federal jurisdiction and in certain state and foreign jurisdictions, and is routinely under audit by many different tax authorities. The Company believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. The Company is no longer subject to income tax audits from the Internal Revenue Service for years before 2014. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2013. The Company is no longer subject to non-U.S. income tax examinations by tax authorities in its major non-U.S. tax jurisdictions for years before 2005.

The Company is currently under audit in the non-U.S. tax jurisdictions of Brazil and Chile. The Company believes that it is reasonably possible that the Chile audit will be completed within the next twelve months.

15.	COMMITMENTS AND CONTINGENCIES

Leases — The Company conducts a significant part of its theatre operations in leased properties under noncancelable operating and capital leases with terms generally ranging from 10 to 25 years. In addition to the minimum annual lease payments, some of the leases provide for contingent rentals based on operating results of the theatre and most require the payment of taxes, insurance and other costs applicable to the property. The Company can renew, at its option, a substantial portion of the leases at defined or then market rental rates for various periods. Some leases also provide for escalating rent payments throughout the lease term. A liability for deferred lease expenses of $42,378 and $40,929 at December 31, 2016 and 2017, respectively, has been provided to account for lease expenses on a straight-line basis, where lease payments are not made on such a basis. Theatre rent expense was as follows:

	Year Ended December 31,
	2015	2016	2017
Fixed rent expense	$240,057	$242,927	$247,908
Contingent rent and other facility lease expenses	79,704	78,367	80,289
Total facility lease expense	$319,761	$321,294	$328,197

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Future minimum lease payments under noncancelable operating and capital leases that have initial or remaining terms in excess of one year at December 31, 2017 are due as follows:

	Operating	Capital
	Leases	Leases
2018	$253,835	$42,832
2019	233,606	42,363
2020	215,265	41,543
2021	197,779	34,584
2022	171,486	32,383
Thereafter	675,567	182,027
Total	$1,747,538	375,732
Amounts representing interest payments		(99,070)
Present value of future minimum payments		276,662
Current portion of capital lease obligations		(25,511)
Capital lease obligations, less current portion		$251,151

Employment Agreements — On August 20, 2015, Cinemark Holdings, Inc.’s board of directors announced Mr. Mark Zoradi as the Company’s Chief Executive Officer. Cinemark Holdings, Inc. and Mr. Zoradi entered into an employment agreement effective as of August 24, 2015.

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

The Company’s employment agreement with Mr. Tim Warner, the Company’s former CEO, terminated on April 1, 2016.

As of December 31, 2017, the Company had employment agreements with Lee Roy Mitchell, Mark Zoradi, Sean Gamble, Valmir Fernandes, Michael Cavalier and Rob Carmony. The employment agreements are subject to automatic extensions for a one year period, unless the employment agreements are terminated. The base salaries stipulated in the employment agreements are subject to review at least annually during the term of the agreements for increase (but not decrease) by the Company’s Compensation Committee. Management personnel subject to these employment agreements are eligible to receive annual cash incentive bonuses upon the Company meeting certain performance targets established by the Compensation Committee within the first 90 days of the fiscal year.

Effective January 2, 2018, Robert Carmony retired from the Company and his employment agreement was terminated as of that date.

Retirement Savings Plan — The Company has a 401(k) retirement savings plan (“401(k) Plan”) for the benefit of all eligible employees and makes matching contributions as determined annually in accordance with the 401(k) Plan. Employer matching contribution payments of $3,187 and $6,380 were made during 2016 (for plan year 2015) and 2017 (for plan years 2016 and 2017), respectively. A liability of approximately $999 has been recorded at December 31, 2017 for employer contribution payments to be made in 2018 for the remaining amounts owed for plan year 2017.

Legal Proceedings — Joseph Amey, et al. v. Cinemark USA, Inc., Case No. 3:13cv05669, In the United States District Court for the Northern District of California, San Francisco Division. The case presents putative class action claims for damages and attorney’s fees arising from employee wage and hour claims under California law for alleged meal period, rest break, reporting time pay, unpaid wages, pay upon termination, and wage statements violations. The claims are also asserted as a representative action under the California Private Attorney General Act (“PAGA”). The Company denies the claims, denies that class certification is appropriate and denies that a PAGA

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

representative action is appropriate, and is vigorously defending against the claims. The Company denies any violation of law and plans to vigorously defend against all claims. The Court determined that class certification is not appropriate and determined that a PAGA representative action is not appropriate. The plaintiff has appealed these rulings. The Ninth Circuit Court of Appeal reversed portions of the ruling and remanded it back to the District Court.  The Company is unable to predict the outcome of the litigation or the range of potential loss.

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

Below is a breakdown of select financial information by reportable operating segment:

	Year Ended December 31,
	2015	2016	2017
Revenues
U.S.	$2,137,733	$2,230,693	$2,236,237
International	728,735	701,573	769,436
Eliminations	(13,859)	(13,501)	(14,126)
Total revenues	$2,852,609	$2,918,765	$2,991,547

Adjusted EBITDA (1)
U.S.	$518,165	$550,150	$559,693
International	166,416	157,690	165,576
Total Adjusted EBITDA	$684,581	$707,840	$725,269

Capital expenditures
U.S.	$223,213	$242,271	$321,040
International	108,513	84,637	59,822
Total capital expenditures	$331,726	$326,908	$380,862

(1)	Distributions from equity investees are reported entirely within the U.S. operating segment

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Year Ended December 31,
	2015	2016	2017
Net income	$220,391	$258,513	$267,482
Add (deduct):
Income taxes	129,960	104,851	80,256
Interest expense (1)	112,741	108,313	105,918
Loss on debt amendments and refinancing	925	13,445	521
Other income (2)	(20,041)	(44,813)	(43,121)
Other cash distributions from equity investees (3)	19,027	21,916	25,973
Depreciation and amortization	189,206	209,071	237,513
Impairment of long-lived assets	8,801	2,836	15,084
Loss on sale of assets and other	8,143	20,459	22,812
Deferred lease expenses	(1,806)	(990)	(1,268)
Amortization of long-term prepaid rents	2,361	1,826	2,274
Share based awards compensation expense	14,873	12,413	11,825
Adjusted EBITDA	$684,581	$707,840	$725,269

(1)	Includes amortization of debt issue costs.
(2)	Includes interest income, foreign currency exchange gain (loss), and equity in income of affiliates and excludes distributions from NCM.
(3)	Includes distributions received from equity investees that were recorded as a reduction of the respective investment balances.

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Financial Information About Geographic Area

Below is a breakdown of select financial information by geographic area:

	Year Ended December 31,
	2015	2016	2017
Revenues
U.S.	$2,137,733	$2,230,693	$2,236,237
Brazil	291,959	304,407	341,485
Other international countries	436,776	397,166	427,951
Eliminations	(13,859)	(13,501)	(14,126)
Total	$2,852,609	$2,918,765	$2,991,547

	December 31, 2016	December 31, 2017
Theatre Properties and Equipment-net
U.S.	$1,306,643	$1,439,168
Brazil	197,896	179,669
Other international countries	199,997	209,217
Total	$1,704,536	$1,828,054

17.	RELATED PARTY TRANSACTIONS

The Company manages theatres for Laredo Theatres, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is Cinemark Holdings, Inc.’s Chairman of the Board and directly and indirectly owns approximately 8% of Cinemark Holdings, Inc.’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $567, $506 and $586 of management fee revenues during the years ended December 31, 2015, 2016 and 2017, respectively. All such amounts are included in the Company’s consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC to use, on occasion, a private aircraft owned by Copper Beech Capital, LLC. Copper Beech Capital, LLC is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech Capital, LLC the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip.  For the years ended December 31, 2015, 2016 and 2017, the aggregate amounts paid to Copper Beech Capital, LLC for the use of the aircraft was approximately $410, $110 and $131, respectively.

The Company held an event for its employees and their families at Pinstack in December of 2016.  Pinstack is majority-owned by Mr. Mitchell and his wife, Tandy Mitchell.  In connection with the event, the Company paid Pinstack approximately $70.

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company currently leases 14 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 15 leases, 14 have fixed minimum annual rent. The one lease without minimum annual rent has rent based upon a specified percentage of gross sales as defined in the lease. For the years ended December 31, 2015, 2016 and 2017, the Company paid total rent of approximately $20,581, $21,124 and $22,483, respectively, to Syufy.

The Company has paid certain fees and expenses on behalf of its parent, Cinemark Holdings, Inc. and Cinemark Holdings, Inc. has paid income taxes on behalf of the Company. The Company paid cash dividends to Cinemark Holdings, Inc. of $115,225, $124,900 and $134,500 during the years ended December 31, 2015, 2016 and 2017, respectively. Additionally, the Company made a noncash distribution to Cinemark Holdings, Inc. of $17,935 during the year ended December 31, 2015 related to expenses paid on behalf of Cinemark Holdings, Inc.  The Company had a receivable from Cinemark Holdings, Inc. of $10,080 and $14,581 as of December 31, 2016 and 2017, respectively.

18.	VALUATION AND QUALIFYING ACCOUNTS

The Company’s valuation allowance for deferred tax assets for the years ended December 31, 2015, 2016 and 2017 were as follows:

Valuation Allowance for Deferred Taxes
Balance at January 1, 2015	$52,873
Additions	437
Deductions	(2,674)
Balance at December 31, 2015	$50,636
Additions	483
Deductions	(36,595)
Balance at December 31, 2016	$14,524
Additions (1)	21,347
Deductions	(625)
Balance at December 31, 2017	$35,246

(1)	A valuation allowance was provided against certain deferred tax assets arising from carryforwards of unused foreign tax credit benefits.
19.	Condensed Consolidating Financial Information of Subsidiary Guarantors

As of December 31, 2017, the Company had outstanding $400,000 aggregate principal amount of 5.125% senior notes due 2022, or the 5.125% Senior Notes, and $755,000 aggregate principal amount of 4.875% senior notes due 2023,  or the 4.875% Senior Notes, (collectively the “Notes”). These Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the following subsidiaries of Cinemark USA, Inc.:

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

The following supplemental condensed consolidating financial information presents:

a.

Condensed consolidating balance sheet information as of December 31, 2016 and December 31, 2017 and condensed consolidating statements of income information, condensed consolidating statements of comprehensive income information and condensed consolidating statements of cash flows information for the years ended December 31, 2015, 2016 and 2017.

CINEMARK USA, INC.

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

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

DECEMBER 31, 2017

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$130,590	$180,623	$211,202	$—	$522,415
Other current assets	59,661	17,841	76,789	(19,270)	135,021
Accounts receivable from parent or subsidiaries	117,972	119,616	—	(223,007)	14,581
Total current assets	308,223	318,080	287,991	(242,277)	672,017
Theatre properties and equipment - net	650,783	765,500	411,771	—	1,828,054
Investment in subsidiaries	1,691,626	121,795	—	(1,813,421)	—
Other assets	1,427,328	134,845	536,816	(113,720)	1,985,269
Total assets	$4,077,960	$1,340,220	$1,236,578	$(2,169,418)	$4,485,340
Liabilities and equity
Current liabilities
Current portion of long-term debt	$5,710	$—	$1,389	$—	$7,099
Current portion of capital lease obligations	9,532	11,124	4,855	—	25,511
Accounts payable and accrued expenses	215,580	116,409	110,089	(6,402)	435,676
Accounts payable to parent or subsidiaries	—	—	223,007	(223,007)	—
Total current liabilities	230,822	127,533	339,340	(229,409)	468,286
Long-term liabilities
Long-term debt, less current portion	1,878,992	—	11,211	(109,822)	1,780,381
Capital lease obligations, less current portion	132,189	75,767	43,195	—	251,151
Other long-term liabilities and deferrals	426,355	60,567	93,871	(16,766)	564,027
Total long-term liabilities	2,437,536	136,334	148,277	(126,588)	2,595,559
Commitments and contingencies
Equity
Cinemark USA, Inc.'s stockholder's equity:
Common stock	49,543	457,368	10,238	(467,606)	49,543
Other stockholder's equity	1,360,059	618,985	726,830	(1,345,815)	1,360,059
Total Cinemark USA, Inc. stockholder's equity	1,409,602	1,076,353	737,068	(1,813,421)	1,409,602
Noncontrolling interests	—	—	11,893	—	11,893
Total equity	1,409,602	1,076,353	748,961	(1,813,421)	1,421,495
Total liabilities and equity	$4,077,960	$1,340,220	$1,236,578	$(2,169,418)	$4,485,340

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2015

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$959,347	$1,178,873	$764,631	$(50,242)	$2,852,609
Cost of operations
Theatre operating expenses	767,446	804,236	545,131	(50,242)	2,066,571
General and administrative expenses	16,152	81,240	56,660	—	154,052
Depreciation and amortization	59,759	73,708	55,739	—	189,206
Impairment of long-lived assets	6,445	1,600	756	—	8,801
(Gain) loss on sale of assets and other	6,191	3,728	(1,776)	—	8,143
Total cost of operations	855,993	964,512	656,510	(50,242)	2,426,773
Operating income	103,354	214,361	108,121	—	425,836
Other income (expense)
Interest expense	(100,608)	(8,500)	(4,009)	376	(112,741)
Loss on debt amendments and refinancing	(925)	—	—	—	(925)
Distributions from NCM	2,116	—	16,024	—	18,140
Equity in income of affiliates	217,567	55,082	27,262	(271,785)	28,126
Other income (expense)	200	20	(7,929)	(376)	(8,085)
Total other income	118,350	46,602	31,348	(271,785)	(75,485)
Income before income taxes	221,704	260,963	139,469	(271,785)	350,351
Income taxes	3,172	79,131	47,657	—	129,960
Net income	218,532	181,832	91,812	(271,785)	220,391
Less: Net income attributable to noncontrolling interests	—	—	1,859	—	1,859
Net income attributable to Cinemark USA, Inc.	$218,532	$181,832	$89,953	$(271,785)	$218,532

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

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2017

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$1,013,960	$1,220,993	$807,350	$(50,756)	$2,991,547
Cost of operations
Theatre operating expenses	795,976	834,135	591,223	(50,756)	2,170,578
General and administrative expenses	13,176	82,955	54,780	—	150,911
Depreciation and amortization	79,676	87,463	70,374	—	237,513
Impairment of long-lived assets	3,725	1,502	9,857	—	15,084
Loss on sale of assets and other	16,895	3,372	2,545	—	22,812
Total cost of operations	909,448	1,009,427	728,779	(50,756)	2,596,898
Operating income	104,512	211,566	78,571	—	394,649
Other income (expense)
Interest expense	(94,229)	(7,675)	(5,447)	1,433	(105,918)
Loss on debt amendments and refinancing	(521)	—	—	—	(521)
Distributions from NCM	—	—	16,407	—	16,407
Equity in income of affiliates	255,594	16,838	33,742	(270,189)	35,985
Other income	2,475	1,040	5,054	(1,433)	7,136
Total other income	163,319	10,203	49,756	(270,189)	(46,911)
Income before income taxes	267,831	221,769	128,327	(270,189)	347,738
Income taxes	2,188	69,770	8,298	—	80,256
Net income	265,643	151,999	120,029	(270,189)	267,482
Less: Net income attributable to noncontrolling interests	—	—	1,839	—	1,839
Net income attributable to Cinemark USA, Inc.	$265,643	$151,999	$118,190	$(270,189)	$265,643

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2015

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$218,532	$181,832	$91,812	$(271,785)	$220,391
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $1,562	2,636	—	—	—	2,636
Unrealized loss due to fair value adjustments on available-for-sale securities, net of taxes of $572	(957)	—	—	—	(957)
Other comprehensive loss of equity method investments	(3,119)	—	(3,086)	3,086	(3,119)
Foreign currency translation adjustments	(125,474)	—	(125,512)	125,474	(125,512)
Total other comprehensive income, net of tax	(126,914)	—	(128,598)	128,560	(126,952)
Total comprehensive income, net of tax	$91,618	$181,832	$(36,786)	$(143,225)	$93,439
Comprehensive income attributable to noncontrolling interests	—	—	(1,821)	—	(1,821)
Comprehensive income attributable to Cinemark USA, Inc.	$91,618	$181,832	$(38,607)	$(143,225)	$91,618

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2016

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$256,777	$211,694	$91,988	$(301,946)	$258,513
Other comprehensive income, net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $138	234	—	—	—	234
Other comprehensive income of equity method investments	89	—	89	(89)	89
Foreign currency translation adjustments	26,361	—	26,394	(26,361)	26,394
Total other comprehensive income, net of tax	26,684	—	26,483	(26,450)	26,717
Total comprehensive income, net of tax	$283,461	$211,694	$118,471	$(328,396)	$285,230
Comprehensive income attributable to noncontrolling interests	—	—	(1,769)	—	(1,769)
Comprehensive income attributable to Cinemark USA, Inc.	$283,461	$211,694	$116,702	$(328,396)	$283,461

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2017

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$265,643	$151,999	$120,029	$(270,189)	$267,482
Other comprehensive income (loss), net of tax
Other comprehensive income of equity method investments	248	—	248	(248)	248
Foreign currency translation adjustments	(4,966)	—	(4,966)	4,966	(4,966)
Total other comprehensive loss, net of tax	(4,718)	—	(4,718)	4,718	(4,718)
Total comprehensive income, net of tax	$260,925	$151,999	$115,311	$(265,471)	$262,764
Comprehensive income attributable to noncontrolling interests	—	—	(1,839)	—	(1,839)
Comprehensive income attributable to Cinemark USA, Inc.	$260,925	$151,999	$113,472	$(265,471)	$260,925

CINEMARK USA, INC.

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

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2016

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$256,777	$211,694	$91,988	$(301,946)	$258,513
Adjustments to reconcile net income to cash provided by operating activities	(189,223)	55,128	53,381	301,946	221,232
Changes in assets and liabilities	154,085	(164,005)	(18,642)	—	(28,562)
Net cash provided by operating activities	221,639	102,817	126,727	—	451,183
Investing activities
Additions to theatre properties and equipment	(108,439)	(130,843)	(87,626)	—	(326,908)
Acquisition of theatres in the U.S.	(15,300)	—	—	—	(15,300)
Acquisition of screen advertising business	—	—	(1,450)	—	(1,450)
Proceeds from sale of theatre properties and equipment and other	2,912	374	284	—	3,570
Proceeds from sale of marketable securities	13,451	—	—	—	13,451
Intercompany note issuances	(4,455)	—	—	4,455
Dividends received from subsidiaries	26,033	229,649	—	(255,682)	—
Investment in joint ventures and other	(1,000)	—	(132)	—	(1,132)
Net cash provided by (used for) investing activities	(86,798)	99,180	(88,924)	(251,227)	(327,769)
Financing activities
Dividends paid to parent	(124,900)	—	(255,682)	255,682	(124,900)
Proceeds from issuance of Senior Notes, net of discount	222,750	—	—	—	222,750
Retirement of Senior Subordinated Notes	(200,000)	—	—	—	(200,000)
Repayments of long-term debt	(15,201)	—	(1,404)	—	(16,605)
Payments of debt issue costs	(7,217)	—	—	—	(7,217)
Intercompany loan proceeds	—	—	4,455	(4,455)
Payments on capital leases	(6,645)	(10,005)	(2,693)	—	(19,343)
Other	1,863	(6,834)	(1,759)	—	(6,730)
Net cash used for financing activities	(129,350)	(16,839)	(257,083)	251,227	(152,045)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,266	—	1,266
Increase (decrease) in cash and cash equivalents	5,491	185,158	(218,014)	—	(27,365)
Cash and cash equivalents:
Beginning of year	141,364	95,865	351,274	—	588,503
End of year	$146,855	$281,023	$133,260	$—	$561,138

CINEMARK USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2017

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities
Net income	$265,643	$151,999	$120,029	$(270,189)	$267,482
Adjustments to reconcile net income to cash provided by operating activities	(123,080)	71,023	33,515	270,189	251,647
Changes in assets and liabilities	18,223	(35,138)	25,649	—	8,734
Net cash (used for) provided by operating activities	160,786	187,884	179,193	—	527,863
Investing activities
Additions to theatre properties and equipment	(146,385)	(172,874)	(61,603)	—	(380,862)
Acquisition of theatres in the U.S. and international markets, net of cash acquired	(12,500)	—	(28,497)	—	(40,997)
Proceeds from sale of theatre properties and equipment and other	2,149	12,271	678	—	15,098
Dividends received from subsidiaries	127,600	1,873	—	(129,473)	—
Investment in joint ventures and other	—	(104)	(3,611)	—	(3,715)
Net cash provided by (used for) investing activities	(29,136)	(158,834)	(93,033)	(129,473)	(410,476)
Financing activities
Dividends paid to parent	(134,500)	(127,000)	(2,473)	129,473	(134,500)
Repayments of long-term debt	(4,282)	—	(1,389)	—	(5,671)
Payments on capital leases	(7,952)	(9,707)	(4,066)	—	(21,725)
Proceeds from financing lease	—	10,200	—	—	10,200
Other	(1,181)	(2,943)	(1,088)	—	(5,212)
Net cash used for financing activities	(147,915)	(129,450)	(9,016)	129,473	(156,908)
Effect of exchange rate changes on cash and cash equivalents	—	—	798	—	798
Increase (decrease) in cash and cash equivalents	(16,265)	(100,400)	77,942	—	(38,723)
Cash and cash equivalents:
Beginning of year	146,855	281,023	133,260	—	561,138
End of year	$130,590	$180,623	$211,202	$—	$522,415

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

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

DECEMBER 31, 2017

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$461,518	$60,897	$—	$522,415
Other current assets	276,373	(126,494)	(277)	149,602
Total current assets	737,891	(65,597)	(277)	672,017
Theatre properties and equipment, net	1,828,054	—	—	1,828,054
Other assets	1,823,787	488,501	(327,019)	1,985,269
Total assets	$4,389,732	$422,904	$(327,296)	$4,485,340
Liabilities and equity
Current liabilities
Current portion of long-term debt	$5,710	$1,389	$—	$7,099
Current portion of capital lease obligations	25,511	—	—	25,511
Accounts payable and accrued expenses	435,951	2	(277)	435,676
Total current liabilities	467,172	1,391	(277)	468,286
Long-term liabilities
Long-term debt, less current portion	1,998,992	1,389	(220,000)	1,780,381
Capital lease obligations, less current portion	251,151	—	—	251,151
Other long-term liabilities and deferrals	501,030	62,997	—	564,027
Total long-term liabilities	2,751,173	64,386	(220,000)	2,595,559
Commitments and contingencies
Equity	1,171,387	357,127	(107,019)	1,421,495
Total liabilities and equity	$4,389,732	$422,904	$(327,296)	$4,485,340

Note:  "Restricted Group" and "Unrestricted Group" are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2017

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenues	$2,991,547	$—	$—	$2,991,547
Cost of operations				—
Theatre operating costs	2,170,578	—	—	2,170,578
General and administrative expenses	150,896	15	—	150,911
Depreciation and amortization	237,513	—	—	237,513
Impairment of long-lived assets	15,084	—	—	15,084
Loss on sale of assets and other	22,812	—	—	22,812
Total cost of operations	2,596,883	15	—	2,596,898
Operating income (loss)	394,664	(15)	—	394,649
Other income (expense)	(123,960)	77,049	—	(46,911)
Income before income taxes	270,704	77,034	—	347,738
Income taxes	88,618	(8,362)	—	80,256
Net income	182,086	85,396	—	267,482
Less: Net income attributable to noncontrolling interests	1,839	—	—	1,839
Net income attributable to Cinemark USA, Inc.	$180,247	$85,396	$—	$265,643

Note:  "Restricted Group" and "Unrestricted Group" are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

YEAR ENDED DECEMBER 31, 2017

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Net income	$182,086	$85,396	$—	$267,482
Other comprehensive income, net of tax
Other comprehensive income in equity method investments	—	248	—	248
Foreign currency translation adjustments	(4,966)	—	—	(4,966)
Total other comprehensive income (loss), net of tax	(4,966)	248	—	(4,718)
Total comprehensive income, net of tax	177,120	85,644	—	262,764
Comprehensive income attributable to noncontrolling interests	(1,839)	—	—	(1,839)
Comprehensive income attributable to Cinemark USA, Inc.	$175,281	$85,644	$—	$260,925

Note:  "Restricted Group" and "Unrestricted Group" are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2017

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net income	$182,086	$85,396	$—	$267,482
Adjustments to reconcile net income to cash provided by operating activities	246,820	4,827	—	251,647
Changes in assets and liabilities	34,233	(25,499)	—	8,734
Net cash provided by operating activities	463,139	64,724	—	527,863
Investing activities
Additions to theatre properties and equipment and other	(380,862)	—	—	(380,862)
Acquisition of theatres in the U.S. and international markets, net of cash acquired	(40,997)	—	—	(40,997)
Proceeds from sale of theatre properties and equipment and other	15,098	—	—	15,098
Investment in joint ventures and other	(103)	(3,612)	—	(3,715)
Net cash used for investing activities	(406,864)	(3,612)	—	(410,476)
Financing activities
Dividends paid to parent	(134,500)	—	—	(134,500)
Repayments of long-term debt	(4,282)	(1,389)	—	(5,671)
Payments on capital leases	(21,725)	—	—	(21,725)
Other	4,988	—	—	4,988
Net cash used for financing activities	(155,519)	(1,389)	—	(156,908)
Effect of exchange rate changes on cash and cash equivalents	798	—	—	798
Increase (decrease) in cash and cash equivalents	(98,446)	59,723	—	(38,723)
Cash and cash equivalents:
Beginning of year	559,964	1,174	—	561,138
End of year	$461,518	$60,897	$—	$522,415

Note:  "Restricted Group" and "Unrestricted Group" are defined in the indentures for the senior notes.