Form 10-Q
period 2018-03-31
CINEMARK USA INC /TX
filed 2018-05-10
CIK 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

Commission File Number: 33-47040

CINEMARK USA, INC.

(Exact name of registrant as specified in its charter)

Texas	75-2206284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3900 Dallas Parkway
Suite 500
Plano, Texas	75093
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (972) 665-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2018, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.

CINEMARK USA, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements

Certain matters within this Quarterly Report on Form 10Q include “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The “forward-looking statements” may include our current expectations, assumptions, estimates and projections about our business and our industry. They may include statements relating to future revenues, expenses and profitability, the future development and expected growth of our business, projected capital expenditures, attendance at movies generally or in any of the markets in which we operate, the number or diversity of popular movies released and our ability to successfully license and exhibit popular films, national and international growth in our industry, competition from other exhibitors and alternative forms of entertainment and determinations in lawsuits in which we are defendants.  Forward-looking statements can be identified by the use of words such as “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  For a description of the risk factors, please review the “Risk Factors” section or other sections in the Company’s Annual Report on Form 10-K filed March 2, 2018 and quarterly reports on Form 10-Q, filed with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$473,904	$522,415
Inventories	17,083	17,507
Accounts receivable	78,208	89,248
Current income tax receivable	2,991	11,730
Prepaid expenses and other	19,395	16,536
Accounts receivable from parent	18,190	14,581
Total current assets	609,771	672,017

Theatre properties and equipment	3,387,494	3,328,589
Less: accumulated depreciation and amortization	1,551,842	1,500,535
Theatre properties and equipment, net	1,835,652	1,828,054

Other assets
Goodwill	1,283,945	1,284,079
Intangible assets - net	335,164	336,761
Investment in NCM	202,455	200,550
Investments in and advances to affiliates	118,789	120,045
Long-term deferred tax asset	4,103	4,067
Deferred charges and other assets - net	41,623	39,767
Total other assets	1,986,079	1,985,269

Total assets	$4,431,502	$4,485,340

Liabilities and equity
Current liabilities
Current portion of long-term debt	$7,984	$7,099
Current portion of capital lease obligations	26,231	25,511
Current income tax payable	11,058	5,509
Current liability for uncertain tax positions	12,353	11,873
Accounts payable and accrued expenses	329,167	418,294
Total current liabilities	386,793	468,286

Long-term liabilities
Long-term debt, less current portion	1,775,252	1,780,381
Capital lease obligations, less current portion	245,798	251,151
Long-term deferred tax liability	134,732	121,787
Long-term liability for uncertain tax positions	13,258	8,358
Deferred lease expenses	40,489	40,929
Deferred revenue - NCM	299,222	351,706
Other long-term liabilities	44,877	41,247
Total long-term liabilities	2,553,628	2,595,559

Commitments and contingencies (see Note 16)

Equity
Cinemark USA, Inc.'s stockholder's equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49,543	49,543
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Additional paid-in-capital	1,267,704	1,264,505
Retained earnings	438,960	373,069
Accumulated other comprehensive loss	(252,942)	(253,282)
Total Cinemark USA, Inc.'s stockholder's equity	1,479,032	1,409,602
Noncontrolling interests	12,049	11,893
Total equity	1,491,081	1,421,495

Total liabilities and equity	$4,431,502	$4,485,340

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues
Admissions	$452,624	$476,469
Concession	261,772	268,224
Other	65,575	34,917
Total revenues	779,971	779,610
Cost of operations
Film rentals and advertising	240,915	252,818
Concession supplies	40,824	42,100
Salaries and wages	93,158	84,201
Facility lease expense	82,091	84,262
Utilities and other	109,432	88,357
General and administrative expenses	41,731	37,616
Depreciation and amortization	64,395	57,356
Impairment of long-lived assets	591	273
Loss on sale of assets and other	3,939	834
Total cost of operations	677,076	647,817
Operating income	102,895	131,793
Other income (expense)
Interest expense	(27,115)	(26,369)
Loss on debt amendments	(1,484)	—
Interest income	2,235	1,333
Foreign currency exchange gain	1,378	1,589
Distributions from NCM	6,358	6,788
Interest expense - NCM	(4,979)	—
Equity in income of affiliates	8,636	10,060
Total other expense	(14,971)	(6,599)

Income before income taxes	87,924	125,194
Income taxes	25,253	44,628
Net income	$62,671	$80,566
Less: Net income attributable to noncontrolling interests	156	466
Net income attributable to Cinemark USA, Inc.	$62,515	$80,100

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$62,671	$80,566
Other comprehensive income, net of tax
Other comprehensive income in equity method investments	136	198
Foreign currency translation adjustments	204	14,893
Total other comprehensive income, net of tax	340	15,091
Total comprehensive income, net of tax	63,011	95,657
Comprehensive income attributable to noncontrolling interests	(156)	(466)
Comprehensive income attributable to Cinemark USA, Inc.	$62,855	$95,191

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net income	$62,671	$80,566
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	63,514	56,975
Amortization of intangible and other assets and favorable/unfavorable leases	881	381
Amortization of long-term prepaid rents	639	493
Amortization of debt issue costs	1,590	1,529
Loss on debt amendments	1,484	—
Amortization of deferred revenues, deferred lease incentives and other	(5,343)	(3,822)
Impairment of long-lived assets	591	273
Share based awards compensation expense	3,199	3,049
Loss on sale of assets and other	3,939	834
Deferred lease expenses	(483)	(347)
Equity in income of affiliates	(8,636)	(10,060)
Deferred income tax expenses	(72)	8,889
Distributions from equity investees	12,323	12,049
Changes in assets and liabilities and other	(52,851)	(420)
Net cash provided by operating activities	83,446	150,389
Investing activities
Additions to theatre properties and equipment	(80,163)	(91,187)
Proceeds from sale of theatre properties and equipment and other	477	3,835
(Investment in) return of investment from joint ventures and other, net	764	(228)
Net cash used for investing activities	(78,922)	(87,580)
Financing activities
Dividends paid to parent	(37,150)	(33,625)
Payroll taxes paid as a result of restricted stock withholdings	(2,695)	(2,694)
Repayments of long-term debt	(1,649)	—
Payment of debt issue costs	(4,962)	—
Fees paid related to debt amendments	(704)	—
Payments on capital leases	(6,090)	(4,989)
Other	—	(294)
Net cash used for financing activities	(53,250)	(41,602)
Effect of exchange rate changes on cash and cash equivalents	215	1,835
Increase (decrease) in cash and cash equivalents	(48,511)	23,042
Cash and cash equivalents:
Beginning of period	522,415	561,138
End of period	$473,904	$584,180
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

The accompanying condensed consolidated balance sheet as of December 31, 2017, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. Majority-owned subsidiaries that the Company has control of are consolidated while those affiliates of which the Company owns between 20% and 50% and does not control are accounted for under the equity method. Those affiliates of which the Company owns less than 20% are generally accounted for under the cost method, unless the Company is deemed to have the ability to exercise significant influence over the affiliate, in which case the Company would account for its investment under the equity method. The results of these subsidiaries and affiliates are included in the condensed consolidated financial statements effective with their formation or from their dates of acquisition. Intercompany balances and transactions are eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2017, included in the Annual Report on Form 10-K filed March 2, 2018 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be achieved for the full year.

2.	New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASC Topic 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  ASC Topic 606 replaces most existing revenue recognition guidance in U.S. generally accepted accounting principles.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from the contracts with customers.  The Company adopted ASC Topic 606 effective January 1, 2018.  See Note 3 for further discussion.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”). The purpose of ASU 2016-02 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASU 2016-02 will result in the recognition of a right-of-use asset and a lease liability for most operating leases.  New disclosure requirements include qualitative and quantitative information about the amounts recorded in the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 requires a modified retrospective transition by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective with the option to elect certain practical expedients. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-02 on its condensed consolidated financial statements.  The most significant impact of the amendments in ASU 2016-02 will be the recognition of new right-of-use assets and lease liabilities for assets currently subject to operating leases.  The Company will adopt the amendments in ASU 2016-02 in the first quarter of 2019.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments – a consensus of the FASB Emerging Issues Task Force, (“ASU 2016-15”). The purpose of ASU 2016-15 is to reduce the diversity in practice regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year.  A retrospective transition method should be used in the application of the amendments within ASU 2016-15.  The Company adopted ASU 2016-15 effective January 1, 2018.  ASU 2016-15 did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, (“ASU 2016-16”).  The purpose of ASUS 2016-16 is to improve the accounting for the income tax consequences of intra-

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

entity transfers of assets other than inventory.  ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year.  A modified retrospective transition method should be used in the application of the amendments within ASU 2016-16 with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.  ASU 2016-16 did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718):  Scope Modification Accounting, (“ASU 2017-09”). The amendments in ASU 2017-09 provide guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting as described in ASC Topic 718.  The amendments should be applied on a prospective basis. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. Early adoption is permitted.  The Company adopted ASU 2017-09 effective January 1, 2018.  ASU 2017-09 did not have a material impact on the Company’s condensed consolidated financial statements.

3.	Revenue Recognition

Revenue Recognition Policy

Admissions and concession revenues are recognized when sales are made at the box office and concession stand, respectively.  Other revenues include screen advertising and other ancillary revenues such as vendor marketing promotions, meeting rentals and electronic video games located in the Company’s theatres.  The Company records proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognizes admissions or concession revenue when a holder redeems the card or certificate. Additionally, the Company recognizes unredeemed gift cards and other advanced sale-type certificates as a proportion of actual redemptions as other revenues, which is an estimate primarily based on the Company’s historical experience with such cards and certificates.

Screen advertising revenues are generally recognized over the period that the related advertising is delivered on-screen or in-theatre. Advances collected on long-term screen advertising, concession and other contracts are recorded as deferred revenues. In accordance with the terms of the agreements, the advances collected on such contracts are recognized during the period in which the Company satisfies the related performance obligations, which may differ from the period in which the advances are collected. These advances are recognized on either a straight-line basis over the term of the contracts or as the Company has met its performance obligations in accordance with the terms of the contracts.

See additional revenue recognition policy considerations, updated for the adoption of ASC Topic 606, below.

Adoption of ASC Topic 606

The Company adopted ASC 606, Revenue from Contracts with Customers, effective January 1, 2018 under the modified retrospective method (cumulative-effect) and therefore, revenue amounts as presented on the condensed consolidated statements of income have not been adjusted for prior periods presented.

Changes to the way in which the Company recognizes revenue resulted in the following impacts to the condensed consolidated statements of income:

a)

Recording of incremental other revenue and interest expense related to the significant financing component of the Company’s Exhibitor Services Agreement (“ESA”) with NCM, LLC (“NCM”).  See further discussion below, including the estimated interest rates assumed in determining the amount of interest expense.

b)

Deferral of a portion of admissions and concession revenues for transactions that include the issuance of loyalty points to customers. To determine the amount of revenues to defer upon issuance of points to customers under its points-based loyalty programs, the Company estimated the values of the rewards expected to be redeemed by its customers for those points.  The estimates are based on the rewards that have historically been offered under the loyalty programs, which the Company believes is representative of the rewards to be offered in the future.

c)	Increase in other revenues and an increase in utilities and other expenses due to presentation of transactional fees on a gross versus net basis.
d)

Increase in other revenues due to the change in amortization methodology for deferred revenue – NCM that is now amortized on a straight-line basis and effective for the entire term of the ESA.  As a result of the change in amortization method, the Company recorded a cumulative effect of accounting change adjustment of $40,526, net of taxes, in retained earnings on January 1, 2018 (see also Note 5).

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The above noted changes increased (decreased) admissions, concession and other revenue by ($1,302), ($545) and $27,459, respectively, for the three months ended March 31, 2018.

The Company applied the practical expedient to exclude sales and other similar taxes collected from customers from its transaction price for purposes of recording revenues, as such revenues are presented net of such taxes.

Disaggregation of Revenue

The following table presents revenues for the three months ended March 31, 2018, disaggregated based on major type of good or service and by reportable operating segment.

	U.S.	International
	Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated
Admissions revenues	$349,352	$103,272	$452,624
Concession revenues	203,750	58,022	261,772
Screen advertising and promotional revenues	18,179	14,269	32,448
Other revenues	25,062	8,065	33,127
Total revenues	$596,343	$183,628	$779,971
(1)	U.S. segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 14 for additional information by segment.

The following table presents revenues for the three months ended March 31, 2018, disaggregated based on timing of revenue recognition (see Revenue Recognition Policy above).

	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$575,826	$166,149	$741,975
Goods and services transferred over time	20,517	17,479	37,996
Total	$596,343	$183,628	$779,971
(1)	U.S. segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 14 for additional information by segment.

Deferred Revenues

The following table presents changes in the Company’s deferred revenues for the three months ended March 31, 2018.

Deferred Revenues	Deferred Revenue - NCM	Other Deferred Revenues (1)	Total
Balance at January 1, 2018	$351,706	$86,498	$438,204
Impact of adoption of ASC Topic 606	(53,605)	—	(53,605)
Amounts recognized as accounts receivable	—	9,119	9,119
Cash received from customers in advance	—	22,271	22,271
Common units received from NCM (see Note 7)	5,012	—	5,012
Revenue recognized during period	(3,891)	(33,613)	(37,504)
Foreign currency translation adjustments	—	(75)	(75)
Balance at March 31, 2018	$299,222	$84,200	$383,422

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

(1)

Includes liabilities associated with outstanding gift cards and SuperSavers, points or rebates outstanding under the Company’s loyalty and membership programs and revenues not yet recognized for screen advertising and other promotional activities. Classified as accounts payable and accrued expenses or other long-term liabilities on the condensed consolidated balance sheet.

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of March 31, 2018 and when the Company expects to recognize this revenue.

	Twelve Months Ended March 31,
Remaining Performance Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Deferred revenue - NCM	$15,831	$15,831	$15,831	$15,831	$15,831	$220,067	$299,222
Deferred revenue - other	73,338	10,799	63	—	—	—	84,200
Total	$89,169	$26,630	$15,894	$15,831	$15,831	$220,067	$383,422

Accounts receivable as of March 31, 2018 included approximately $47,539 of receivables related to contracts with customers.  The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the three months ended March 31, 2018.

Significant Financing Component

As discussed further in Note 6, in connection with the completion of the NCM, Inc. (“NCMI”) initial public offering, the Company amended and restated its ESA with NCM and received approximately $174,000 in cash consideration from NCM.  The proceeds were recorded as deferred revenue and are being amortized over the term of the modified ESA, or through February 2037.  In addition to the consideration received upon the ESA modification during 2007, the Company also receives consideration in the form of common units from NCM, at each annual common unit adjustment settlement, in exchange for exclusive access to the Company’s newly opened domestic screens under the ESA.  See Note 6 for additional information regarding the common unit adjustment and related accounting.   Due to the significant length of time between receiving the consideration from NCM and fulfillment of the related performance obligation, the ESA includes an implied significant financing component, as per the guidance in ASC Topic 606.

As a result of the significant financing component on deferred revenue - NCM, the Company recognized incremental screen advertising revenue and an offsetting interest expense of $4,979 during the three months ended March 31, 2018. The interest expense was calculated using the Company’s incremental borrowing rates at the time when the cash and each tranche of common units were received from NCM, which ranged from 5.5% to 8.0%.

4.	Long Term Debt Activity

Senior Secured Credit Facility

On March 29, 2018, the Company amended its senior secured credit facility to extend the maturity of the term loan to March 29, 2025, reduce the rate at which the term loan bears interest by 0.25% and to reduce the amount of real property required to be mortgaged to secure the loans. Under the amended facility, quarterly principal payments of $1,649 are due on the term loan through December 31, 2024, with a final principal payment of $613,351 due on March 29, 2025. The Company incurred debt issue costs of approximately $4,962 in connection with the amendment, which are reflected as a reduction of long term debt on the condensed consolidated balance sheet as of March 31, 2018.  As a result of the amendment, the Company wrote-off $780 of unamortized debt issue costs and incurred approximately $704 in legal and other fees, both of which are reflected as loss on debt amendments on the condensed consolidated statements of income for the three months ended March 31, 2018.

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt using the market approach, which utilizes quoted market prices that fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC 820, Fair Value Measurement (“ASC Topic 820”). The carrying value of the Company’s long-term debt was $1,815,646 and $1,817,295 as of March 31, 2018 and December 31, 2017, respectively, excluding unamortized debt discounts and debt issue costs. The fair value of the Company’s long-term debt was $1,814,853 and $1,840,918 as of March 31, 2018 and December 31, 2017, respectively.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

5.	Equity

Below is a summary of changes in stockholder’s equity attributable to Cinemark USA, Inc., noncontrolling interests and total equity for the three months ended March 31, 2018 and 2017:

	Cinemark
	USA, Inc.
	Stockholder’s	Noncontrolling	Total
	Equity	Interests	Equity
Balance at January 1, 2018	$1,409,602	$11,893	$1,421,495
Cumulative effect of change in accounting principle, net of taxes of $13,079 (see Note 3)	40,526	—	40,526
Share based awards compensation expense	3,199	—	3,199
Dividends paid to parent	(37,150)	—	(37,150)
Net income	62,515	156	62,671
Other comprehensive income in equity method investees	136	—	136
Foreign currency translation adjustments	204	—	204
Balance at March 31, 2018	$1,479,032	$12,049	$1,491,081

	Cinemark
	USA, Inc.
	Stockholder’s	Noncontrolling	Total
	Equity	Interests	Equity
Balance at January 1, 2017	$1,272,938	$11,142	$1,284,080
Share based awards compensation expense	3,049	―	3,049
Dividends paid to parent	(33,625)	―	(33,625)
Dividends paid to noncontrolling interests	―	(294)	(294)
Net income	80,100	466	80,566
Other comprehensive income in equity method investees	198	―	198
Foreign currency translation adjustments	13,342	―	13,342
Balance at March 31, 2017	$1,336,002	$11,314	$1,347,316

6.	Investment in National CineMedia

The Company has an investment in NCM.  NCM operates a digital in-theatre network in the U.S. for providing cinema advertising. Upon joining NCM, the Company entered into an Exhibitor Services Agreement with NCM (“ESA”), pursuant to which NCM provides advertising and promotions to our theatres. As described further in Note 4 to the Company’s financial statements as included in its 2017 Annual Report on Form 10-K, on February 13, 2007, NCMI, an entity that serves as the sole manager of NCM, completed an initial public offering (“IPO”) of its common stock. In connection with the NCMI initial public offering, the Company amended its operating agreement and the ESA. Following the NCM, Inc. IPO, the Company does not recognize undistributed equity in the earnings on its original NCM membership units (referred to herein as the Company’s Tranche 1 Investment) until NCM’s future net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company recognizes cash distributions it receives from NCM on its Tranche 1 Investment as a component of earnings as Distributions from NCM.  The Company believes that the accounting model provided by ASC Topic 323-10-35-22 for recognition of equity investee losses in excess of an investor’s basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

			Distributions			Interest
	Investment	Deferred	from	Equity in	Other	Expense -	Cash
	in NCM	Revenue	NCM	Earnings	Revenue	NCM (3)	Received
Balance as of January 1, 2018	$200,550	$(351,706)
Impact of adoption of ASC Topic 606 (1)	—	53,605	$—	$—	$—	$—	$—
Receipt of common units due to annual common unit adjustment ("CUA")	5,012	(5,012)	—	—	—	—	—
Revenues earned under ESA (2) (3)	—	—	—	—	(7,967)	4,979	2,988
Receipt of excess cash distributions	(7,122)	—	(6,358)	—	—	—	13,480
Equity in earnings	4,015	—	—	(4,015)	—	—	—
Amortization of deferred revenue	—	3,891	—	—	(3,891)	—	—
Balance as of and for the three months ended March 31, 2018	$202,455	$(299,222)	$(6,358)	$(4,015)	$(11,858)	$4,979	$16,468

(1)

As a result of adoption of ASC Topic 606, the Company determined that the deferred revenue associated with the ESA and Common Unit Adjustment agreement should be amortized on a straight-line basis versus the units of revenue method followed prior to adoption.  The Company recorded a reduction in the deferred revenue balance and a cumulative effect of a change in accounting principle in retained earnings (see also Note 5).  See Note 3 for further discussion of the impact of the adoption of ASC Topic 606.

(2)

Amount includes the per patron and per digital screen theatre access fees due to the Company, net of amounts paid to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $2,961.

(3)	Reflects impact of significant financing component related to amounts received in advance under the ESA and CUA agreements. See Note 3.

During the three months ended March 31, 2018 and 2017 the Company recorded equity in earnings of $4,015 and $3,241, respectively.

The Company made payments to NCM of $52 and $18 during the three months ended March 31, 2018 and 2017, respectively, related to installation of certain equipment used for digital advertising, which is included in theatre properties and equipment on the condensed consolidated balance sheets.

Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCMI and the Company, AMC Entertainment, Inc. (“AMC”) and Regal Entertainment Group (“Regal”) (collectively, “Founding Members”), annual adjustments to the common membership units are made primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each Founding Member. As further discussed in Note 4 to the Company’s financial statements as included in its 2017 Annual Report on Form 10-K, the common units received (collectively referred to as the Company’s “Tranche 2 Investment”) are recorded at estimated fair value as an increase in the Company’s investment in NCM with an offset to deferred revenue. The Company’s Tranche 2 Investment is accounted for following the equity method, with undistributed equity earnings related to its Tranche 2 Investment included as a component of earnings in equity in income of affiliates and distributions received related to its Tranche 2 Investment are recorded as a reduction of investment basis.

During March 2018, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, on March 29, 2018, the Company received an additional 908,042 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at estimated fair value with a corresponding adjustment to deferred revenue of approximately $5,012. The fair value of the common units received was estimated based on the market price of NCM, Inc. stock at the time the common units were determined, adjusted for volatility associated with the estimated time period it would take to convert the common units and register the respective shares.  The deferred revenue will be recognized on a straight-line basis over the remaining term of the ESA, which is approximately 19 years.

As of March 31, 2018, the Company owned a total of 28,779,904 common units of NCM, representing an ownership interest of approximately 18%. The estimated fair value of the Company’s investment in NCM was approximately $149,368 based on NCM, Inc.’s stock price as of March 30, 2018 of $5.19 per share (Level 1 input as defined in FASB ASC Topic 820), which was less than the Company’s carrying value of $202,455.  The Company does not believe that the decline in NCM, Inc.’s stock price is other than temporary and therefore, no impairment of the Company’s investment in NCM was recorded during the three months ended March 31, 2018.  The market value of NCM, Inc.’s stock price may change due to the performance of the business, industry trends, general and economic conditions and other factors.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is summary financial information for NCM for the periods indicated:

	Three Months Ended	Three Months Ended
	March 29, 2018	March 30, 2017
Gross revenues	$80,200	$71,900
Operating income	$11,000	$5,100
Net income (loss)	$(3,000)	$(7,900)

	As of	As of
	March 29, 2018	December 28, 2017
Current assets	$127,500	$174,400
Noncurrent assets	$765,400	$758,300
Current liabilities	$64,500	$123,300
Noncurrent liabilities	$948,100	$925,400
Members deficit	$(119,700)	$(116,000)

7.	Other Investments

Below is a summary of activity for each of the Company’s other investments for the three months ended March 31, 2018:

	DCIP	AC JV, LLC	DCDC	Other	Total
Balance at January 1, 2018	$106,215	$5,916	$3,598	$4,316	$120,045
Cash contributions made	326	—	—	78	404
Cash distributions received	(5,201)	—	—	—	(5,201)
Equity in income	4,142	253	226	—	4,621
Equity in other comprehensive income	136	—	—	—	136
Other	—	—	(1,168)	(48)	(1,216)
Balance at March 31, 2018	$105,618	$6,169	$2,656	$4,346	$118,789

Digital Cinema Implementation Partners LLC (“DCIP”)

On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as DCIP to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. As of March 31, 2018, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting.

Below is summary financial information for DCIP for the periods indicated:

	Three Months Ended
	March 31, 2018	March 31, 2017
Gross revenues	$41,033	$45,479
Operating income	$23,445	$27,934
Net income	$21,534	$24,142

	As of
	March 31, 2018	December 31, 2017
Current assets	$52,531	$56,296
Noncurrent assets	$750,571	$772,438
Current liabilities	$62,251	$59,153
Noncurrent liabilities	$265,475	$296,889
Members' equity	$475,376	$472,692

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

As of March 31, 2018, the Company had 3,817 digital projection systems being leased under the master equipment lease agreement with Kasima LLC, which is an indirect subsidiary of DCIP and a related party to the Company. The Company had the following transactions with DCIP, reflected in utilities and other costs on the condensed consolidated statements of income, during the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017
Equipment lease payments	$1,217	$1,369
Warranty reimbursements from DCIP	$(2,501)	$(1,884)
Management service fees	$194	$206

AC JV, LLC

During December 2013, the Company, Regal, AMC (the “AC Founding Members”) and NCM entered into a series of agreements that resulted in the formation of AC JV, LLC (“AC”), a joint venture that owns “Fathom Events” formerly operated by NCM.  The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators, including concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. The Company paid event fees to AC of $2,571 and $3,369 for the three months ended March 31, 2018 and 2017, respectively, which are included in film rentals and advertising costs on the condensed consolidated statements of income.  Additionally, the remaining outstanding balance of a note payable from the Company to NCM, related to the formation of AC, was $2,778 as of March 31, 2018.

Digital Cinema Distribution Coalition

Digital Cinema Distribution Coalition (“DCDC”) is a joint venture among the Company, Universal, Warner Bros., AMC and Regal.  DCDC operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company paid approximately $234 and $278 to DCDC during the three months ended March 31, 2018 and 2017, respectively, related to content delivery services provided by DCDC.  These fees are included in film rentals and advertising costs on the condensed consolidated statements of income.

8.	Share Based Awards

Restricted Stock – During the three months ended March 31, 2018, Cinemark Holdings, Inc. granted 260,019 shares of restricted stock to employees of the Company. The fair value of the restricted stock granted was determined based on the market value of Cinemark Holdings, Inc.’s common stock on the date of grant, which was $39.03 per share. The Company assumed forfeiture rates ranging from 0% to 10% for the restricted stock awards. Certain of the restricted stock awards vest over two years and certain awards vest over four years. The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock activity for the three months ended March 31, 2018:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2018	650,581	$35.81
Granted	260,019	$39.03
Vested	(202,341)	$29.45
Forfeited	(11,303)	$37.96
Outstanding at March 31, 2018	696,956	$38.82
Unvested restricted stock at March 31, 2018	696,956	$38.82

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	March 31,
	2018	2017
Compensation expense recognized by the Company during the period	$2,148	$1,935
Additional compensation expense recognized by Cinemark Holdings, Inc. during the period	$227	$192
Fair value of restricted shares held by Company employees that vested during the period	$7,807	$6,013
Income tax benefit recognized upon vesting of restricted stock awards held by Company employees	$1,399	$1,972

As of March 31, 2018, the estimated remaining unrecognized compensation expense related to unvested restricted stock awards was $20,005, of which $19,816 will be recognized by the Company and $189 will be recognized by Cinemark Holdings, Inc.  The weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Restricted Stock Units – During the three months ended March 31, 2018, Cinemark Holdings, Inc. granted restricted stock units representing 224,602 hypothetical shares of its common stock to employees of the Company. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the two fiscal year periods ending December 31, 2019 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain adjustments as specified by the Compensation Committee of Cinemark Holdings, Inc.’s board of directors prior to the grant date. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a prorata basis according to the IRR achieved by the Company during the performance period. If the IRR for the two-year period is at least 7%, which is the threshold, one-third of the maximum restricted stock units vest. If the IRR for the two-year period is at least 9.5%, which is the target, two-thirds of the maximum restricted stock units vest. If the IRR for the two-year period is at least 13%, which is the maximum, 100% of the maximum restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. Further, as an example, if the Company achieves an IRR equal to 11%, the number of restricted stock units that shall vest will be greater than the target but less than the maximum number that would have vested had the Company achieved the highest IRR.  All restricted stock units granted during 2018 will vest subject to an additional two-year service requirement and will be paid in the form of Cinemark Holdings, Inc.’s common stock if the participant continues to provide services through February 2022, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments from the grant date if, and at the time that, the restricted stock unit awards vest.

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the three months ended March 31, 2018 at each of the three target levels of financial performance (excluding forfeiture assumptions):

	Number of
	Shares	Value at
	Vesting	Grant
at IRR of at least 7%	74,867	$2,922
at IRR of at least 9.5%	149,735	$5,844
at IRR of at least 13%	224,602	$8,766

Due to the fact that the IRR for the two-year performance period could not be determined at the time of the 2018 grant, the Company estimated that the most likely outcome is the achievement of the target IRR level. The fair value of the restricted stock unit awards was determined based on the closing price of Cinemark Holdings, Inc.’s common stock on the date of grant, which was $39.03 per share. The Company assumed a forfeiture rate of 5% for the restricted stock unit awards. If during the service period, additional information becomes available to lead the Company to believe a different IRR level will be achieved for the two-year performance

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

period, the Company will reassess the number of units that are expected to vest for the grant and adjust its compensation expense accordingly on a prospective basis over the remaining service period.

	March 31,
	2018	2017
Number of restricted stock unit awards that vested during the period	125,063	97,115
Fair value of restricted stock unit awards that vested during the period	$3,594	$4,155
Accumulated dividends paid upon vesting of restricted stock unit awards	$522	$68
Compensation expense recognized during the period	$1,051	$1,114
Income tax benefit recognized upon vesting of restricted stock unit awards	$723	$1,745

During the three months ended March 31, 2018, the Company determined that the IRR reached for the restricted stock units granted in February 2016 was 7.2%, compared to a target IRR of 8.0%.  The Company recorded a reduction in compensation expense of $69 during the three months ended March 31, 2018 to reflect the revised number of shares expected to vest in February 2020 for the 2016 restricted stock unit grant.

As of March 31, 2018, the estimated remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $10,776. The weighted average period over which this remaining compensation expense will be recognized is approximately two years. As of March 31, 2018, the Company had restricted stock units outstanding that represented a total of 596,726 hypothetical shares of Cinemark Holdings, Inc.’s common stock, net of actual cumulative forfeitures of 13,690 units, assuming an IRR of 7.2% was achieved for the 2016 grants and the maximum IRR level is achieved for all other grants outstanding.

9.	Goodwill and Other Intangible Assets

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2018 (1)	$1,174,041	$110,038	$1,284,079
Foreign currency translation adjustments	—	(134)	(134)
Balance at March 31, 2018 (1)	$1,174,041	$109,904	$1,283,945

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.

The Company evaluates goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable.  The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of its nineteen regions in the U.S. and seven countries internationally with Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala considered one reporting unit (the Company does not have goodwill recorded for all of its international locations).  For the year ended December 31, 2017, the Company performed a quantitative goodwill impairment assessment on all reporting units, in accordance with ASC Topic 350-20-35.  No events or changes in circumstances occurred during the three months ended March 31, 2018 that indicated the carrying value of goodwill might exceed its estimated fair value.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Intangible assets consisted of the following:

	Balance at			Balance at
	January 1,			March 31,
	2018	Amortization	Other (1)	2018
Intangible assets with finite lives:
Gross carrying amount	$105,895	$—	$(125)	$105,770
Accumulated amortization	(68,869)	(1,495)	—	(70,364)
Total net intangible assets with finite lives	$37,026	$(1,495)	$(125)	$35,406

Intangible assets with indefinite lives:
Tradename	299,735	―	23	299,758
Total intangible assets — net	$336,761	$(1,495)	$(102)	$335,164

(1)	Amounts represent foreign currency translation adjustments.

For the year ended December 31, 2017, the Company performed a quantitative assessment for all definite and indefinite-lived tradename assets.  No events or changes in circumstances occurred during the three months ended March 31, 2018 that indicated the carrying value of its tradename assets might exceed their estimated fair values.

Estimated aggregate future amortization expense for intangible assets is as follows:

For the nine months ended December 31, 2018	$4,104
For the twelve months ended December 31, 2019	5,267
For the twelve months ended December 31, 2020	5,535
For the twelve months ended December 31, 2021	3,685
For the twelve months ended December 31, 2022	3,280
Thereafter	13,535
Total	$35,406

10.	Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. See discussion of the Company’s long-lived asset impairment evaluation process in Note 1 to the Company’s financial statements as included in its 2017 Annual Report on Form 10-K.  As noted in the discussion, fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the three months ended March 31, 2018 and 2017. As of March 31, 2018, the estimated aggregate fair value of the long-lived assets impaired during the three months ended March 31, 2018 was $590.

The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

Below is a summary of impairment charges for the periods presented:

	Three Months Ended
	March 31,
	2018	2017
U.S. theatre properties	$591	$273
International theatre properties	—	—
Impairment of long-lived assets	$591	$273

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

11.	Fair Value Measurements

The Company determines fair value measurements in accordance with ASC Topic 820, which establishes a fair value hierarchy under which an asset or liability is categorized based on the lowest level of input significant to its fair value measurement. The levels of input defined by ASC Topic 820 are as follows:

Level 1 – quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date;

Level 2 – other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3 – unobservable and should be used to measure fair value to the extent that observable inputs are not available.

The Company did not have any assets or liabilities measured at fair value on a recurring basis under ASC Topic 820 as of December 31, 2017 or March 31, 2018.

The Company uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 9 and Note 10). See additional explanation of fair value measurement techniques used for long-lived assets, goodwill and intangible assets in “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 2, 2018.  There were no changes in valuation techniques and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2018.

12.	Foreign Currency Translation

The accumulated other comprehensive loss account in stockholder’s equity of $252,942 and $253,282 as of March 31, 2018 and December 31, 2017, respectively, primarily includes cumulative foreign currency adjustments of $253,361 and $253,565, respectively, from translating the financial statements of the Company’s international subsidiaries.

All foreign countries where the Company has operations are non-highly inflationary, and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.

A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity.  There has been a steady devaluation of the Argentine peso relative to the U.S. dollar in recent years.  As of March 31, 2018, the Company did not designate Argentina as highly inflationary for accounting purposes.  The Company will continue to monitor Argentina’s inflation rates on a quarterly basis to determine whether remeasurement is necessary.

Below is a summary of the impact of translating the March 31, 2018 financial statements of the Company’s international subsidiaries:

			Other
			Comprehensive
			Income (Loss) for the
	Exchange Rate as of		Three Months Ended
Country	March 31, 2018	December 31, 2017	March 31, 2018
Brazil	3.31	3.31	$391
Argentina	20.16	18.65	(3,541)
Colombia	2,780.47	2,936.67	1,887
Chile	604.40	615.97	1,207
All other			260
			$204

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

13.	Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	March 31,
	2018	2017
Cash paid for interest	$11,743	$10,374
Cash paid for income taxes, net of refunds received	$5,906	$5,440
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$7,625	$(17,189)
Interest expense - NCM (see Note 3)	$(4,979)	$—
Investment in NCM – receipt of common units (see Note 6)	$5,012	$18,363
(1)	Additions to theatre properties and equipment included in accounts payable as of March 31, 2018 and December 31, 2017 were $23,651 and $31,276, respectively.
14.	Segments

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

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended
	March 31,
	2018	2017
Revenues
U.S.	$599,645	$581,209
International	183,628	202,068
Eliminations	(3,302)	(3,667)
Total revenues	$779,971	$779,610

Adjusted EBITDA
U.S.	$156,270	$165,062
International	37,586	47,226
Total Adjusted EBITDA	$193,856	$212,288

Capital expenditures
U.S.	$69,971	$78,817
International	10,192	12,370
Total capital expenditures	$80,163	$91,187

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2018	2017
Net income	$62,671	$80,566
Add (deduct):
Income taxes	25,253	44,628
Interest expense (1)	27,115	26,369
Other income (2)	(7,270)	(12,982)
Loss on debt amendments	1,484	-
Other cash distributions from equity investees (3)	12,323	12,049
Depreciation and amortization	64,395	57,356
Impairment of long-lived assets	591	273
Loss on sale of assets and other	3,939	834
Deferred lease expenses	(483)	(347)
Amortization of long-term prepaid rents	639	493
Share based awards compensation expense	3,199	3,049
Adjusted EBITDA (4)	$193,856	$212,288
(1)	Includes amortization of debt issue costs.
(2)	Includes interest income, foreign currency exchange gain, equity in income of affiliates and interest expense - NCM and excludes distributions from NCM.
(3)

Includes cash distributions received from equity investees that were recorded as a reduction of the respective investment balances (see Notes 6 and 7).  These distributions are reported entirely within the U.S. operating segment.

(4)	The adoption of ASC Topic 606 impacted how the Company records certain revenues. See Note 3 for discussion of the impact of ASC Topic 606.

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended
	March 31,
Revenues	2018	2017
U.S.	$599,645	$581,209
Brazil	80,136	94,699
Other international countries	103,492	107,369
Eliminations	(3,302)	(3,667)
Total	$779,971	$779,610

	As of	As of
Theatre Properties and Equipment-net	March 31, 2018	December 31, 2017
U.S.	$1,450,758	$1,439,168
Brazil	174,341	179,669
Other international countries	210,553	209,217
Total	$1,835,652	$1,828,054

15.	Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is Cinemark Holdings, Inc.’s Chairman of the Board of Directors and directly and indirectly owns approximately 8% of Cinemark Holdings, Inc.’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $141 and $141 of management fee revenues during the

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

three months ended March 31, 2018 and 2017, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC (“Copper Beech”) to use, on occasion, a private aircraft owned by Copper Beech. Copper Beech is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech for the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip.  For the three months ended March 31, 2018 and 2017, the aggregate amounts paid to Copper Beech for the use of the aircraft was $14 and $15, respectively.

The Company leases 14 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 15 leases, 14 have fixed minimum annual rent. The one lease without minimum annual rent has rent based upon a specified percentage of gross sales as defined in the lease. For the three months ended March 31, 2018 and 2017, the Company paid total rent of approximately $7,880 and $7,326, respectively, to Syufy.

The Company has paid certain fees on behalf of its parent, Cinemark Holding, Inc., and Cinemark Holdings, Inc. has paid income taxes and other items on behalf of the Company.  The net receivable from Cinemark Holdings, Inc. as of March 31, 2018 and December 31, 2017 was $18,190 and $14,581, respectively.  The Company paid Cinemark Holdings, Inc. cash dividends of $37,150 and $33,625 during the three months ended March 31, 2018 and 2017, respectively.

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

During April 2018, the Company, through its wholly-owned indirect subsidiary CNMK Texas Properties, LLC (“CNMK”), formed a joint venture, FE Concepts LLC (“Joint Venture”) with AWSR Investments, LLC (“AWSR”), an entity owned by Lee Roy Mitchell and Tandy Mitchell.  The Joint Venture will develop and operate a family entertainment center that offers bowling, gaming, movies and other amenities.  The Company and AWSR each invested approximately $20,000 and each have a 50% voting interest in the Joint Venture.  The Company will account for its investment in the Joint Venture under the equity method of accounting.

18.	Condensed Consolidating Financial Information of Subsidiary Guarantors

As of March 31, 2018, the Company had outstanding $400,000 aggregate principal amount of 5.125% senior notes due 2022, or the 5.125% Senior Notes, and $755,000 aggregate principal amount of 4.875% senior notes due 2023,  or the 4.875% Senior Notes, (collectively the “Notes”). These Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the following subsidiaries of Cinemark USA, Inc.:

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

The following supplemental condensed consolidating financial information presents:

a.

Condensed consolidating balance sheet information as of December 31, 2017 and March 31, 2018, condensed consolidating statements of income information for the three months ended March 31, 2017 and 2018, condensed consolidating statements of comprehensive income information for the three months ended March 31, 2017 and 2018 and condensed consolidating statements of cash flows information for the three months ended March 31, 2017 and 2018.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

MARCH 31, 2018

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$226,892	$7,125	$239,887	$—	$473,904
Other current assets	49,948	19,370	77,609	(29,250)	117,677
Accounts receivable from parent or subsidiaries	—	279,925	—	(261,735)	18,190
Total current assets	276,840	306,420	317,496	(290,985)	609,771
Theatre properties and equipment - net	666,905	759,837	408,910	—	1,835,652
Investment in subsidiaries	1,751,016	138,530	—	(1,889,546)	—
Other assets	1,428,628	135,044	539,895	(117,488)	1,986,079
Total assets	$4,123,389	$1,339,831	$1,266,301	$(2,298,019)	$4,431,502
Liabilities and equity
Current liabilities
Current portion of long-term debt	$6,595	$—	$1,389	$—	$7,984
Current portion of capital lease obligations	11,792	9,312	5,127	—	26,231
Accounts payable and accrued expenses	200,050	70,450	98,234	(16,156)	352,578
Accounts payable to parent or subsidiaries	28,786	—	232,949	(261,735)	—
Total current liabilities	247,223	79,762	337,699	(277,891)	386,793
Long-term liabilities
Long-term debt, less current portion	1,873,863	—	15,944	(114,555)	1,775,252
Capital lease obligations, less current portion	132,488	70,116	43,194	—	245,798
Other long-term liabilities and deferrals	390,783	60,495	97,327	(16,027)	532,578
Total long-term liabilities	2,397,134	130,611	156,465	(130,582)	2,553,628
Commitments and contingencies
Equity
Cinemark USA, Inc.'s stockholder's equity:
Common stock	49,543	457,368	10,238	(467,606)	49,543
Other stockholder's equity	1,429,489	672,090	749,850	(1,421,940)	1,429,489
Total Cinemark USA, Inc. stockholder's equity	1,479,032	1,129,458	760,088	(1,889,546)	1,479,032
Noncontrolling interests	—	—	12,049	—	12,049
Total equity	1,479,032	1,129,458	772,137	(1,889,546)	1,491,081
Total liabilities and equity	$4,123,389	$1,339,831	$1,266,301	$(2,298,019)	$4,431,502

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED MARCH 31, 2018

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$282,329	$318,421	$192,605	$(13,384)	$779,971
Cost of operations
Theatre operating expenses	218,778	218,530	142,496	(13,384)	566,420
General and administrative expenses	3,109	24,853	13,769	—	41,731
Depreciation and amortization	21,439	24,281	18,675	—	64,395
Impairment of long-lived assets	14	—	577	—	591
Loss on sale of assets and other	2,306	1,431	202	—	3,939
Total cost of operations	245,646	269,095	175,719	(13,384)	677,076
Operating income	36,683	49,326	16,886	—	102,895
Other income (expense)
Interest expense	(24,228)	(1,658)	(1,580)	351	(27,115)
Loss on debt amendments	(1,484)	—	—	—	(1,484)
Distributions from NCM	—	—	6,358	—	6,358
Interest expense - NCM	(4,979)	—	—	—	(4,979)
Equity in income of affiliates	60,101	4,286	7,580	(63,331)	8,636
Other income	812	55	3,097	(351)	3,613
Total other income (expense)	30,222	2,683	15,455	(63,331)	(14,971)
Income before income taxes	66,905	52,009	32,341	(63,331)	87,924
Income taxes	4,390	11,354	9,509	—	25,253
Net income	62,515	40,655	22,832	(63,331)	62,671
Less: Net income attributable to noncontrolling interests	—	—	156	—	156
Net income attributable to Cinemark USA, Inc.	$62,515	$40,655	$22,676	$(63,331)	$62,515

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

THREE MONTHS ENDED MARCH 31, 2018

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net income	$62,515	$40,655	$22,832	$(63,331)	$62,671
Other comprehensive income , net of tax
Other comprehensive income of equity method investments	136	—	136	(136)	136
Foreign currency translation adjustments	204	—	204	(204)	204
Total other comprehensive income, net of tax	340	—	340	(340)	340
Total comprehensive income, net of tax	$62,855	$40,655	$23,172	$(63,671)	$63,011
Comprehensive income attributable to noncontrolling interests	—	—	(156)	—	(156)
Comprehensive income attributable to Cinemark USA, Inc.	$62,855	$40,655	$23,016	$(63,671)	$62,855

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2018

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Operating activities
Net income	$62,515	$40,655	$22,832	$(63,331)	$62,671
Adjustments to reconcile net income to cash provided by (used for) operating activities	(37,825)	24,251	23,869	63,331	73,626
Changes in assets and liabilities	140,027	(188,886)	(3,992)	—	(52,851)
Net cash (used for) provided by operating activities	164,717	(123,980)	42,709	—	83,446
Investing activities
Additions to theatre properties and equipment	(23,072)	(44,899)	(12,192)	—	(80,163)
Proceeds from sale of theatre properties and equipment and other	—	314	163	—	477
Proceeds from intercompany note repayment	1,867	—	—	(1,867)	—
(Investment in) return of investment from joint ventures and other, net	—	(78)	842	—	764
Net cash used for investing activities	(21,205)	(44,663)	(11,187)	(1,867)	(78,922)
Financing activities
Dividends paid to parent	(37,150)	—	—	—	(37,150)
Repayments of long-term debt	(1,649)	—	—	—	(1,649)
Payment of debt issue costs	(4,962)	—	—	—	(4,962)
Repayment of intercompany note	—	—	(1,867)	1,867	—
Payments on capital leases	(2,745)	(2,160)	(1,185)	—	(6,090)
Other	(704)	(2,695)	—	—	(3,399)
Net cash used for financing activities	(47,210)	(4,855)	(3,052)	1,867	(53,250)
Effect of exchange rate changes on cash and cash equivalents	—	—	215	—	215
Increase (decrease) in cash and cash equivalents	96,302	(173,498)	28,685	—	(48,511)
Cash and cash equivalents:
Beginning of year	130,590	180,623	211,202	—	522,415
End of year	$226,892	$7,125	$239,887	$—	$473,904

*   *   *   *   *

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. As of March 31, 2018, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 14 to our condensed consolidated financial statements.

We generate revenues primarily from filmed entertainment box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing promotions, meeting rentals and electronic video games located in some of our theatres. NCM provides our domestic theatres with various forms of in theatre advertising. We also offer alternative entertainment, such as live and pre-recorded sports programs, concert events, the Metropolitan Opera, in-theatre gaming and other special events in our theatres through AC JV, LLC. Our Flix Media subsidiaries have also allowed us to expand our screen advertising and alternative content within our international circuit and to other international exhibitors.

Films leading the box office during the three months ended March 31, 2018 included the carryover of Jumanji: Welcome to the Jungle, The Greatest Showman and Star Wars: The Last Jedi and new releases such as Black Panther, Peter Rabbit, Ready Player One, Fifty Shades Freed and other films. Films scheduled for release during the remainder of 2018 include well-known franchise films such as Avengers: Infinity War, Jurassic World: Fallen Kingdom, Solo: A Star Wars Story, The Incredibles 2, Deadpool 2, Ralph Breaks the Internet: Wreck-It Ralph 2, Fantastic Beasts: The Crimes of Grindelwald, Mission Impossible - Fallout, Hotel Transylvania 3: Summer Vacation and Ant-Man and the Wasp, among other films.

Film rental costs are variable in nature and fluctuate with our admissions revenues. Film rental costs as a percentage of revenues are generally higher for periods in which more blockbuster films are released. Advertising costs, which are expensed as incurred, are primarily related to campaigns for new and renovated theatres, loyalty and membership programs and brand advertising that vary depending on the timing of such campaigns.

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

General and administrative expenses are primarily fixed in nature and consist of the costs to support the overall management of the Company, including salaries and wages, incentive compensation and benefit costs for our corporate office personnel, facility expenses for our corporate offices, professional fees, audit fees, supplies and other costs that are not specifically associated with the operations of our theatres.

Recent Developments

During April 2018, we, through our wholly-owned indirect subsidiary CNMK, formed a joint venture, FE Concepts LLC, with AWSR, an entity owned by Lee Roy Mitchell and Tandy Mitchell.  The Joint Venture will develop and operate a family entertainment center that offers bowling, gaming, movies and other amenities.  We and AWSR each invested approximately $20 million and each have a 50% voting interest in the Joint Venture.  We will account for our investment in the Joint Venture under the equity method of accounting.

Critical Accounting Policies

We adopted ASC Topic 606 effective January 1, 2018, therefore, our revenue recognition policy has been modified as discussed in Note 3 to the condensed consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data and the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income.

	Three Months Ended
	March 31,
	2018	2017
Operating data (in millions):
Revenues
Admissions	$452.6	$476.5
Concession	261.8	268.2
Other	65.6	34.9
Total revenues	$780.0	$779.6
Cost of operations
Film rentals and advertising	241.0	252.8
Concession supplies	40.8	42.1
Salaries and wages	93.1	84.2
Facility lease expense	82.1	84.3
Utilities and other	109.4	88.4
General and administrative expenses	41.7	37.6
Depreciation and amortization	64.4	57.3
Impairment of long-lived assets	0.6	0.3
Loss on sale of assets and other	3.9	0.8
Total cost of operations	677.0	647.8
Operating income	$103.0	$131.8

Operating data as a percentage of total revenues:
Revenues
Admissions	58.0%	61.1%
Concession	33.6%	34.4%
Other	8.4%	4.5%
Total revenues	100.0%	100.0%
Cost of operations (1)
Film rentals and advertising	53.2%	53.1%
Concession supplies	15.6%	15.7%
Salaries and wages	11.9%	10.8%
Facility lease expense	10.5%	10.8%
Utilities and other	14.0%	11.3%
General and administrative expenses	5.3%	4.8%
Depreciation and amortization	8.3%	7.3%
Impairment of long-lived assets	0.1%	—%
Loss on sale of assets and other	0.5%	0.1%
Total cost of operations	86.8%	83.1%
Operating income	13.2%	16.9%
(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended March 31, 2018 versus March 31, 2017

Revenues. Total revenues increased $0.4 million to $780.0 million for the three months ended March 31, 2018 (“first quarter of 2018”) from $779.6 million for the three months ended March 31, 2017 (“first quarter of 2017”), representing a 0.1% increase. The table below, presented by reportable operating segment, summarizes our revenue performance and certain key performance indicators for the three months ended March 31, 2018 and 2017.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency (3)
	2018	2017	% Change	2018	2017	% Change	2018	% Change	2018	2017	% Change
Admissions revenues (1)	$349.3	$356.2	(1.9)%	$103.3	$120.3	(14.1)%	$107.7	(10.5)%	$452.6	$476.5	(5.0)%
Concession revenues (1)	$203.8	$203.4	0.2%	$58.0	$64.8	(10.5)%	$60.1	(7.3)%	$261.8	$268.2	(2.4)%
Other revenues (1)(2)	$43.3	$18.0	140.6%	$22.3	$16.9	32.0%	$23.8	40.8%	$65.6	$34.9	88.0%
Total revenues (1)(2)	$596.4	$577.6	3.3%	$183.6	$202.0	(9.1)%	$191.6	(5.1)%	$780.0	$779.6	0.1%
Attendance (1)	44.6	46.5	(4.1)%	23.9	27.8	(14.0)%			68.5	74.3	(7.8)%
Average ticket price (1)	$7.83	$7.66	2.2%	$4.32	$4.33	(0.2)%	$4.51	4.2%	$6.61	$6.41	3.1%
Concession revenues per patron (1)	$4.57	$4.37	4.6%	$2.43	$2.33	4.3%	$2.51	7.7%	$3.82	$3.61	5.8%

(1)

Revenues and attendance amounts in millions.  Average ticket price is calculated as admissions revenues divided by attendance.  Concession revenues per patron is calculated as concession revenues divided by attendance.

(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 14 to our condensed consolidated financial statements.
(3)

Constant currency revenue amounts, which are non-GAAP measurements, were calculated using the average exchange rate for the corresponding month for 2017. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign exchange rates from one period to the next can result in meaningful variations in reported results.   We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.

•

U.S. Admissions revenues decreased $6.9 million primarily due to a 4.1% decrease in attendance, partially offset by a 2.2% increase in average ticket price. The increase in concession revenues of $0.4 million was primarily due to a 4.6% increase in concession revenues per patron, partially offset by the 4.1% decrease in attendance. The decrease in attendance was due to the mix of films in the first quarter of 2018 compared to the first quarter of 2017, partially offset by the favorable impact of luxury lounger conversions and new theatres. The increase in average ticket price was primarily due to price increases. The increase in concession revenues per patron was primarily due to price increase, incremental sales and new theatres.  Other revenues increased $25.3 million primarily due to the impact of changes in revenue recognition as discussed in Note 3 to our condensed consolidated financial statements.

•

International. Admissions revenues decreased $17.0 million as reported primarily due to a 14.0% decrease in attendance and a 0.2% decrease in average ticket price.  Admissions revenues decreased $12.6 million in constant currency. Concession revenues decreased $6.8 million as reported primarily due to the 14.0% decrease in attendance, partially offset by a 4.3% increase in concession revenues per patron.  Concession revenues decreased $4.7 million in constant currency. The decrease in attendance was driven by a weaker slate of films during the first quarter of 2018 compared to the first quarter of 2017.  Concession revenues per patron increased primarily due to price increases.  Other revenues increased primarily due to incremental screen advertising revenues as well as the impact of changes in revenue recognition as discussed in Note 3 to our condensed consolidated financial statements.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the three months ended March 31, 2018 and 2017.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2018	2017	2018	2017	Constant Currency 2018 (1)	2018	2017
Film rentals and advertising	$192.9	$196.4	$48.1	$56.4	$50.2	$241.0	$252.8
Concession supplies	28.5	28.1	12.3	14.0	12.8	40.8	42.1
Salaries and wages	71.7	63.2	21.4	21.0	22.7	93.1	84.2
Facility lease expense	61.0	61.4	21.1	22.9	21.7	82.1	84.3
Utilities and other	79.0	60.0	30.4	28.4	32.1	109.4	88.4

(1)

Constant currency expense amounts, which are non-GAAP measurements were calculated using the average exchange rate for the corresponding month for 2017. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.

•

U.S. Film rentals and advertising costs were $192.9 million, or 55.2% of admissions revenues, for the first quarter of 2018 compared to $196.4 million, or 55.1% of admissions revenues, for the first quarter of 2017. The increase in the film rentals and advertising rate was primarily due to the relative contribution of higher grossing films to overall box office during the first quarter of 2018. Concession supplies expense was $28.5 million, or 14.0% of concession revenues, for the first quarter of 2018 compared to $28.1 million, or 13.8% of concession revenues, for the first quarter of 2017.

Salaries and wages increased to $71.7 million for the first quarter of 2018 from $63.2 million for the first quarter of 2017 primarily due to staffing at new and recently remodeled theatres, increases in minimum and other wages and increased insurance and other benefit costs. Facility lease expense decreased to $61.0 million for the first quarter of 2018 from $61.4 million for the first quarter of 2017 primarily due to decreased percentage rent due to the decline in admissions revenues. Utilities and other costs increased to $79.0 million for the first quarter of 2018 from $60.0 million for the first quarter of 2017 primarily due to the presentation of transactional fees on a gross basis versus net basis due to the adoption of ASC Topic 606 (see Note 3 to our condensed consolidated financial statements).

•

International. Film rentals and advertising costs were $48.1 million ($50.2 million in constant currency), or 46.6% of admissions revenues, for the first quarter of 2018 compared to $56.4 million, or 46.9% of admissions revenues, for the first quarter of 2017. The decrease in the film rental and advertising rate was primarily due to the weaker slate of films during the first quarter of 2018 compared to the first quarter of 2017.  Concession supplies expense was $12.3 million ($12.8 million in constant currency), or 21.2% of concession revenues, for the first quarter of 2018 compared to $14.0 million, or 21.6% of concession revenues, for the first quarter of 2017.

Salaries and wages increased to $21.4 million ($22.7 million in constant currency) for the first quarter of 2018 compared to $21.0 million for the first quarter of 2017.  The as reported increase was due to increased local currency wage rates primarily due to inflation and new theatres.  Facility lease expense decreased to $21.1 million ($21.7 million in constant currency) for the first quarter of 2018 compared to $22.9 million for the first quarter of 2017.  The as reported decrease was due to decreased percentage rent due to the decline in revenues.  Utilities and other costs increased to $30.4 million ($32.1 million in constant currency) for the first quarter of 2018 compared to $28.4 million for the first quarter of 2017.  The as reported increase was primarily due to the presentation of transactional fees on a gross basis versus net basis due to the adoption of ASC Topic 606 (see Note 3 to our condensed consolidated financial statements).

General and Administrative Expenses. General and administrative expenses increased to $41.7 million for the first quarter of 2018 from $37.6 million for the first quarter of 2017. The increase was primarily due to increased salaries, insurance, benefits costs and professional fees.

Depreciation and Amortization. Depreciation and amortization expense increased to $64.4 million during the first quarter of 2018 compared to $57.3 million during the first quarter of 2017. The increase was primarily due to theatre remodels and new theatres.

Impairment of Long-Lived Assets.  We recorded asset impairment charges on assets held and used of $0.6 million during the first quarter of 2018 compared to $0.3 million during the first quarter of 2017. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the first quarter of 2018 impacted two of our twenty-seven reporting units. See Note 10 to our condensed consolidated financial statements.

Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $3.9 million during the first quarter of 2018 compared to $0.8 million during the first quarter of 2017. Activity for the first quarter of 2018 and the first quarter of 2017 was primarily due to the retirement of assets related to theatre remodels.

Interest Expense.  Interest costs incurred, including amortization of debt issue costs, were $27.1 million during the first quarter of 2018 compared to $26.4 million during the first quarter of 2017.  The increase was primarily due to an increase in the variable rate at which our term loan accrues interest.

Loss on Debt Amendments.  We recorded a loss on debt amendments of $1.4 million for the first quarter of 2018 related to amendments to our senior secured credit facility.  See Note 4 to our condensed consolidated financial statements for further discussion.

Distributions from NCM.  We recorded distributions from NCM of $6.4 million during the first quarter of 2018 compared to $6.8 million recorded during the first quarter of 2017, which were in excess of the carrying value of our Tranche 1 investment. See Note 6 to our condensed consolidated financial statements.

Interest expense – NCM.  We recorded non-cash interest expense of $5.0 million for the first quarter of 2018 related to the significant financing component associated with certain of our agreements with NCM.  See Note 3 to our condensed consolidated financial statements for further discussion.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $8.6 million during the first quarter of 2018 compared to $10.1 million during the first quarter of 2017. See Notes 6 and 7 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. Income tax expense of $25.3 million was recorded for the first quarter of 2018 compared to $44.6 million recorded for the first quarter of 2017. The effective tax rate was approximately 28.7% for the first quarter of 2018 compared to 35.6% for the first quarter of 2017. The effective tax rate in 2018 benefited from a lower U.S. federal tax rate. On December 22, 2017, the U.S. government enacted comprehensive tax legislation, the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act made changes to the U.S. tax code, which included (1) reduced U.S. corporate tax rate from 35 percent to 21 percent, (2) generally eliminated U.S. federal income taxes on dividends from foreign subsidiaries, and (3) a one-time transition tax on certain undistributed earnings of foreign subsidiaries.

As of March 31, 2018, the amounts recorded for the Tax Act remain provisional for the transition tax, the re-measurement of deferred taxes, and our reassessment of valuation allowances. These estimates may be impacted by further analysis due to future clarification and guidance regarding earnings and profits computations, state tax conformity to federal tax changes, and potential tax planning options under consideration.

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, nearly all of our theatres provide the patron a choice of using a credit card, debit card or advanced-sale type certificates such as a gift card, in place of cash. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $83.4 million for the three months ended March 31, 2018 compared to $150.4 million for the three months ended March 31, 2017. The decrease in cash provided by operating activities was primarily due to the decrease in net income and the timing of payments to suppliers.

Investing Activities

Our investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $78.9 million for the three months ended March 31, 2018 compared to $87.6 million for the three months ended March 31, 2017.  The decrease was primarily due to a decrease in capital expenditures related to the remodel of certain of our existing domestic theatres.

Capital expenditures for the three months ended March 31, 2018 and 2017 were as follows (in millions):

Period	New Theatres	Existing Theatres (1)	Total
Three Months Ended March 31, 2018	$17.9	$62.3	$80.2
Three Months Ended March 31, 2017	$16.8	$74.4	$91.2

(1)	The amounts for the three months ended March 31, 2018 and 2017 include $2.1 million and $0.2 million, respectively, related to the remodel of our corporate headquarters building in Plano, TX.

Capital expenditures for existing properties in the table above includes the costs of remodeling certain of our existing theatres to include Luxury Loungers and expanded concession offerings.  During the three months ended March 31, 2018 and 2017, we had an average of 80 and 106 of our domestic screens, respectively, temporarily closed for such remodels.

Our U.S. theatre circuit consisted of 339 theatres with 4,566 screens at March 31, 2018. During the three months ended March 31, 2018, we built one new theatre and 12 screens and closed one theatre with seven screens. At March 31, 2018, we had signed commitments to open three new theatres and 30 screens in domestic markets during the remainder of 2018 and open nine new theatres with 94 screens subsequent to 2018. We estimate the remaining capital expenditures for the development of these 124 domestic screens will be approximately $91 million.

Our international theatre circuit consisted of 194 theatres with 1,398 screens at March 31, 2018. At March 31, 2018, we had signed commitments to open nine new theatres and 49 screens in international markets during the remainder of 2018 and open two new theatres and 12 screens subsequent to 2018. We estimate the remaining capital expenditures for the development of these 61 international screens will be approximately $37 million.

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

Financing Activities

Cash used for financing activities was $53.3 million for the three months ended March 31, 2018 compared to $41.6 million for the three months ended March 31, 2017.  The increase was primarily due to the payment of debt issuance costs associated with the amendment of our senior secured credit facility (see Note 4 to our condensed consolidated financial statements) and the increase in the dividends paid to Cinemark Holdings, Inc.

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of March 31, 2018 (in millions):

Cinemark USA, Inc. term loan	$657.9
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0
Cinemark USA, Inc. 4.875% senior notes due 2023	755.0
Other	2.8
Total long-term debt	$1,815.7
Less current portion	8.0
Subtotal long-term debt, less current portion	$1,807.7
Less: Debt discounts and debt issuance costs, net of accumulated amortization	32.4
Long-term debt, less current portion, net of debt issuance costs	$1,775.3

As of March 31, 2018, Cinemark USA, Inc. had $100.0 million in available borrowing capacity on our revolving credit line.

Contractual Obligations

In March 2018, we amended our senior secured credit facility, which extended the maturity of the term loan to March 2025. Included below is an updated summary of long-term debt obligations and related estimated scheduled interest payment obligations as of March 31, 2018, reflecting the amended agreement.

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt (1)	$1,815.7	$8.0	$14.6	$413.2	$1,379.9
Scheduled interest payments on long-term debt(2)	$426.0	$82.0	$163.0	$134.5	$46.5

(1)	Amounts are presented before adjusting for debt issuance costs.
(2)

Amounts include scheduled interest payments on fixed rate and variable rate debt agreements.  Estimates for the variable rate interest payments were based on interest rates in effect on March 31, 2018. The average interest rates in effect on our fixed rate and variable rate debt are 5.0% and 3.8%, respectively, as of March 31, 2018.

There have been no other material changes in our contractual obligations previously disclosed in “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed March 2, 2018.

Off-Balance Sheet Arrangements

Other than operating leases and purchase commitments disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed March 2, 2018, we do not have any off-balance sheet arrangements.

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a $700.0 million term loan, with a maturity date of March 2025, and a $100.0 million revolving credit line, with a maturity date of December 2022 (collectively referred to as the “Credit Agreement”).

On March 29, 2018, Cinemark USA, Inc., amended its senior secured credit facility to extend the maturity of the term loan to March 29, 2025, reduce the rate at which the term loan bears interest by 0.25% and to reduce the amount of real property required to be mortgaged to secure the loans. Under the amended facility, quarterly principal payments of $1.6 million are due on the term loan through December 31, 2024, with a final principal payment of $613.4 million due on March 29, 2025.

Interest on the term loan accrues at Cinemark USA, Inc.’s option at: (A) the base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin of 0.75% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin of 1.75% per annum. Interest on the revolving credit line accrues, at our option, at: (A) a base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin that ranges from 0.50% to 1.25% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin that ranges from 1.50% to 2.25% per annum. The margin of the revolving credit line is determined by the consolidated net senior secured leverage ratio as defined in the Credit Agreement.

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

The dividend restriction contained in the Credit Agreement prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Credit Agreement; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Credit Agreement, and (c) certain other defined amounts. As of March 31, 2018, Cinemark USA, Inc. could have distributed up to approximately $2,681.5 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the Credit Agreement, subject to its available cash and other borrowing restrictions outlined in the agreement.

At March 31, 2018, there was $657.9 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $100.0 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the Credit Agreement at March 31, 2018 was approximately 3.8% per annum.

Cinemark USA, Inc. 5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400.0 million aggregate principal amount of 5.125% senior notes due 2022, at par value (the “5.125% Senior Notes”). Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year. The 5.125% Senior Notes mature on December 15, 2022.

The indenture to the 5.125% Senior Notes contains covenants including limitations on the amount of dividends that could be paid by Cinemark USA, Inc. As of March 31, 2018, Cinemark USA, Inc. could have distributed up to approximately $2,528.7 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of March 31, 2018 was approximately 5.9 to 1.

Cinemark USA, Inc. 4.875% Senior Notes

On May 24, 2013, Cinemark USA, Inc. issued $530.0 million aggregate principal amount of 4.875% Senior Notes due 2023, at par value (the “4.875% Senior Notes”). On March 21, 2016, Cinemark USA, Inc. issued an additional $225.0 million aggregate principal amount of the 4.875% Senior Notes at 99.0% of the principal amount plus accrued and unpaid interest from December 1, 2015. Proceeds, after payment of fees, were used to finance the redemption of Cinemark, USA, Inc.’s $200.0 million 7.375% Senior Subordinated Notes. These additional notes have identical terms, other than the issue date, the issue price and the first interest payment date, and constitute part of the same series as the Company’s existing 4.875% Senior Notes.  Interest on the 4.875% Senior Notes is payable on June 1 and December 1 of each year.  The 4.875% Senior Notes mature on June 1, 2023.

The indenture to the 4.875% Senior Notes contains covenants that include limitations on the amount of dividends that Cinemark USA, Inc. can pay. As of March 31, 2018, Cinemark USA, Inc. could have distributed up to approximately $2,523.5 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of March 31, 2018 was approximately 5.9 to 1.

Covenant Compliance

As of March 31, 2018, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

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

Interest Rate Risk

We are currently party to a variable rate debt facility.  An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt. At March 31, 2018, we had an aggregate of approximately $657.9 million of variable rate debt outstanding.  Based on the interest rates in effect on the variable rate debt outstanding at March 31, 2018, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $6.6 million.

The table below provides information about our fixed rate and variable rate long-term debt agreements as of March 31, 2018:

	Expected Maturity for the Twelve-Month Periods Ending March 31,								Average
	(in millions)								Interest
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value	Rate
Fixed rate	$1.4	$1.4	$—	$—	$400.0	$755.0	$1,157.8	$1,155.4	5.0%
Variable rate	6.6	6.6	6.6	6.6	6.6	624.9	657.9	659.5	3.8%
Total debt	$8.0	$8.0	$6.6	$6.6	$406.6	$1,379.9	$1,815.7	$1,814.9

Foreign Currency Exchange Rate Risk

Other than the devaluation of the Argentine peso, discussed in Note 13 to the condensed consolidated financial statements, there have been no material changes in foreign currency exchange rate risk previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed March 2, 2018.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2018, we carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes from legal proceedings previously reported under “Business – Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed March 2, 2018.

Item 1A. Risk Factors

There have been no material changes from risk factors previously disclosed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed March 2, 2018.

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

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

MARCH 31, 2018

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$404,973	$68,931	$—	$473,904
Other current assets	269,499	(126,538)	(7,094)	135,867
Total current assets	674,472	(57,607)	(7,094)	609,771
Theatre properties and equipment, net	1,835,652	—	—	1,835,652
Other assets	1,828,173	494,625	(336,719)	1,986,079
Total assets	$4,338,297	$437,018	$(343,813)	$4,431,502
Liabilities and equity
Current liabilities
Current portion of long-term debt	$6,595	$1,389	$—	$7,984
Current portion of capital lease obligations	26,231	—	—	26,231
Accounts payable and accrued expenses	359,600	72	(7,094)	352,578
Total current liabilities	392,426	1,461	(7,094)	386,793
Long-term liabilities
Long-term debt, less current portion	2,003,563	1,389	(229,700)	1,775,252
Capital lease obligations, less current portion	245,798	—	—	245,798
Other long-term liabilities and deferrals	469,581	62,997	—	532,578
Total long-term liabilities	2,718,942	64,386	(229,700)	2,553,628
Commitments and contingencies
Equity	1,226,929	371,171	(107,019)	1,491,081
Total liabilities and equity	$4,338,297	$437,018	$(343,813)	$4,431,502

Note:  “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED MARCH 31, 2018

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenues	$779,971	$—	$—	$779,971
Cost of operations				—
Theatre operating costs	566,420	—	—	566,420
General and administrative expenses	41,738	(7)	—	41,731
Depreciation and amortization	64,395	—	—	64,395
Impairment of long-lived assets	591	—	—	591
Loss on sale of assets and other	3,939	—	—	3,939
Total cost of operations	677,083	(7)	—	677,076
Operating income	102,888	7	—	102,895
Other income (expense)	(35,858)	20,887	—	(14,971)
Income before income taxes	67,030	20,894	—	87,924
Income taxes	18,266	6,987	—	25,253
Net income	48,764	13,907	—	62,671
Less: Net income attributable to noncontrolling interests	156	—	—	156
Net income attributable to Cinemark USA, Inc.	$48,608	$13,907	$—	$62,515

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

THREE MONTHS ENDED MARCH 31, 2018

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Net income	$48,764	$13,907	$—	$62,671
Other comprehensive income, net of tax
Other comprehensive income in equity method investments	—	136	—	136
Foreign currency translation adjustments	204	—	—	204
Total other comprehensive income , net of tax	204	136	—	340
Total comprehensive income, net of tax	48,968	14,043	—	63,011
Comprehensive income attributable to noncontrolling interests	(156)	—	—	(156)
Comprehensive income attributable to Cinemark USA, Inc.	$48,812	$14,043	$—	$62,855

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2018

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net income	$48,764	$13,907	$—	$62,671
Adjustments to reconcile net income to cash provided by operating activities	70,755	2,871	—	73,626
Changes in assets and liabilities	(52,966)	115	—	(52,851)
Net cash provided by operating activities	66,553	16,893	—	83,446
Investing activities
Additions to theatre properties and equipment	(80,163)	—	—	(80,163)
Proceeds from sale of theatre properties and equipment and other	477	—	—	477
Loans to affiliate	—	(9,700)	9,700	—
(Investment in) return of investment from joint ventures and other, net	(78)	842	—	764
Net cash used for investing activities	(79,764)	(8,858)	9,700	(78,922)
Financing activities
Dividends paid to parent	(37,150)	—	—	(37,150)
Borrowings from affiliate	9,700	—	(9,700)	—
Repayments of long-term debt	(1,649)	—	—	(1,649)
Payment of debt issue costs	(4,962)	—	—	(4,962)
Payments on capital leases	(6,090)	—	—	(6,090)
Other	(3,399)	—	—	(3,399)
Net cash used for financing activities	(43,550)	—	(9,700)	(53,250)
Effect of exchange rate changes on cash and cash equivalents	215	—	—	215
Increase (decrease) in cash and cash equivalents	(56,546)	8,035	—	(48,511)
Cash and cash equivalents:
Beginning of year	461,518	60,897	—	522,415
End of year	$404,972	$68,932	$—	$473,904

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

Item 6. Exhibits

*31.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

* 101

Financial Statements from the quarterly report on Form 10-Q of Cinemark USA, Inc. for the quarter ended March 31, 2018, filed May 10, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK USA, INC.
Registrant

DATE:	May 10, 2018

/s/Mark Zoradi
Mark Zoradi
Chief Executive Officer

/s/Sean Gamble
Sean Gamble
Chief Financial Officer