Form 10-Q
period 2018-06-30
CINEMARK USA INC /TX
filed 2018-08-09
CIK 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$504,695	$522,415
Inventories	17,685	17,507
Accounts receivable	80,305	89,248
Current income tax receivable	4,815	11,730
Prepaid expenses and other	20,657	16,536
Accounts receivable from parent	18,963	14,581
Total current assets	647,120	672,017

Theatre properties and equipment	3,362,779	3,328,589
Less: accumulated depreciation and amortization	1,545,042	1,500,535
Theatre properties and equipment, net	1,817,737	1,828,054

Other assets
Goodwill	1,281,170	1,284,079
Intangible assets - net	332,506	336,761
Investment in NCM	199,019	200,550
Investments in and advances to affiliates	145,081	120,045
Long-term deferred tax asset	4,050	4,067
Deferred charges and other assets - net	47,488	39,767
Total other assets	2,009,314	1,985,269

Total assets	$4,474,171	$4,485,340

Liabilities and equity
Current liabilities
Current portion of long-term debt	$7,984	$7,099
Current portion of capital lease obligations	26,671	25,511
Current income tax payable	6,850	5,509
Current liability for uncertain tax positions	3,650	11,873
Accounts payable and accrued expenses	394,279	418,294
Total current liabilities	439,434	468,286

Long-term liabilities
Long-term debt, less current portion	1,774,782	1,780,381
Capital lease obligations, less current portion	239,005	251,151
Long-term deferred tax liability	141,307	121,787
Long-term liability for uncertain tax positions	13,405	8,358
Deferred lease expenses	39,750	40,929
Deferred revenue - NCM	295,264	351,706
Other long-term liabilities	47,462	41,247
Total long-term liabilities	2,550,975	2,595,559

Commitments and contingencies (see Note 16)

Equity
Cinemark USA, Inc.'s stockholder's equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49,543	49,543
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Additional paid-in-capital	1,270,927	1,264,505
Retained earnings	484,453	373,069
Accumulated other comprehensive loss	(309,306)	(253,282)
Total Cinemark USA, Inc.'s stockholder's equity	1,471,384	1,409,602
Noncontrolling interests	12,378	11,893
Total equity	1,483,762	1,421,495

Total liabilities and equity	$4,474,171	$4,485,340

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Admissions	$508,870	$449,880	$961,494	$926,349
Concession	305,306	262,322	567,078	530,546
Other	74,877	38,993	140,452	73,910
Total revenues	889,053	751,195	1,669,024	1,530,805
Cost of operations
Film rentals and advertising	287,206	246,556	528,121	499,374
Concession supplies	51,033	41,839	91,857	83,939
Salaries and wages	100,344	89,812	193,502	174,013
Facility lease expense	81,190	82,388	163,281	166,650
Utilities and other	115,602	91,053	225,034	179,410
General and administrative expenses	42,293	37,051	84,024	74,667
Depreciation and amortization	64,290	59,137	128,685	116,493
Impairment of long-lived assets	2,788	4,301	3,379	4,574
Loss on disposal of assets and other	16,901	54	20,840	888
Total cost of operations	761,647	652,191	1,438,723	1,300,008
Operating income	127,406	99,004	230,301	230,797
Other income (expense)
Interest expense	(28,466)	(26,522)	(55,581)	(52,891)
Loss on debt amendments	—	(246)	(1,484)	(246)
Interest income	2,858	1,380	5,093	2,713
Foreign currency exchange gain (loss)	(5,199)	(155)	(3,821)	1,434
Distributions from NCM	3,424	2,772	9,782	9,560
Interest expense - NCM	(4,913)	—	(9,892)	—
Equity in income of affiliates	6,414	5,805	15,050	15,865
Total other expense	(25,882)	(16,966)	(40,853)	(23,565)

Income before income taxes	101,524	82,038	189,448	207,232
Income taxes	18,502	29,742	43,755	74,370
Net income	$83,022	$52,296	$145,693	$132,862
Less: Net income attributable to noncontrolling interests	329	571	485	1,037
Net income attributable to Cinemark USA, Inc.	$82,693	$51,725	$145,208	$131,825

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$83,022	$52,296	$145,693	$132,862
Other comprehensive income (loss), net of tax
Other comprehensive income (loss) in equity method investments	(116)	(95)	20	103
Foreign currency translation adjustments	(56,248)	(18,401)	(56,044)	(3,508)
Total other comprehensive loss, net of tax	(56,364)	(18,496)	(56,024)	(3,405)
Total comprehensive income, net of tax	26,658	33,800	89,669	129,457
Comprehensive income attributable to noncontrolling interests	(329)	(571)	(485)	(1,037)
Comprehensive income attributable to Cinemark USA, Inc.	$26,329	$33,229	$89,184	$128,420

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net income	$145,693	$132,862
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	126,981	115,755
Amortization of intangible and other assets and favorable/unfavorable leases	1,704	738
Amortization of long-term prepaid rents	1,236	989
Amortization of debt issue costs	2,913	3,063
Loss on debt amendments	1,484	246
Amortization of deferred revenues, deferred lease incentives and other	(10,762)	(7,923)
Impairment of long-lived assets	3,379	4,574
Share based awards compensation expense	6,422	6,051
Loss on disposal of assets and other	20,840	888
Deferred lease expenses	(932)	(722)
Equity in income of affiliates	(15,050)	(15,865)
Deferred income tax expenses	7,669	14,515
Distributions from equity investees	16,255	14,919
Changes in assets and liabilities and other	(28,187)	(34,724)
Net cash provided by operating activities	279,645	235,366
Investing activities
Additions to theatre properties and equipment	(162,589)	(182,800)
Acquisitions of theatres in the U.S. and international markets, net of cash acquired	(11,508)	(40,829)
Proceeds from sale of theatre properties and equipment and other	2,135	14,521
Investment in joint ventures and other, net	(19,467)	(466)
Net cash used for investing activities	(191,429)	(209,574)
Financing activities
Dividends paid to parent	(74,350)	(67,250)
Payroll taxes paid as a result of stock withholdings	(2,905)	(2,921)
Repayments of long-term debt	(3,298)	(1,427)
Payment of debt issue costs	(5,103)	(521)
Fees paid related to debt amendments	(704)	(246)
Payments on capital leases	(12,377)	(10,143)
Other	—	(311)
Net cash used for financing activities	(98,737)	(82,819)
Effect of exchange rate changes on cash and cash equivalents	(7,199)	(75)
Decrease in cash and cash equivalents	(17,720)	(57,102)
Cash and cash equivalents:
Beginning of period	522,415	561,138
End of period	$504,695	$504,036
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

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2017, included in the Annual Report on Form 10-K filed March 2, 2018 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be achieved for the full year.

2.	New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASC Topic 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  ASC Topic 606 replaces most existing revenue recognition guidance in U.S. generally accepted accounting principles.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from the contracts with customers.  The Company adopted ASC Topic 606 effective January 1, 2018.  See Note 3 for further discussion.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”). The purpose of ASU 2016-02 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASU 2016-02 will result in the recognition of a right-of-use asset and a lease liability for most operating leases.  New disclosure requirements include qualitative and quantitative information about the amounts recorded in the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 requires a modified retrospective transition by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective with the option to elect certain practical expedients. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, (“ASU 2018-10”). The amendments in ASU 2018-10 provide clarification of narrow aspects of the guidance issued in ASU 2016-02.  In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, (“ASU 2018-11”). The amendments in ASU 2018-11 provide an additional transition method to adopt the amendments in ASU 2016-02.  Under this new transition method, an entity initially applies the amendments in ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  Under this transition method, an entity is not required to use the modified transition method described in ASU 2016-02.  The Company plans to adopt the additional transition method provided in ASU 2018-11.  The Company is currently evaluating the impact of ASU 2016-02, ASU 2018-10 and ASU 2018-11 on its condensed consolidated financial statements.  The most significant impact of these amendments will be the recognition of new right-of-use assets and lease liabilities for assets related to leased theatres and certain leased equipment that are currently classified as operating leases.   The Company will adopt the amendments in ASU 2016-02, ASU 2018-10 and ASU 2018-11 in the first quarter of 2019.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments – a consensus of the FASB Emerging Issues Task Force, (“ASU 2016-15”). The purpose of ASU 2016-15 is to

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

reduce the diversity in practice regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year.  A retrospective transition method should be used in the application of the amendments within ASU 2016-15.  The Company adopted ASU 2016-15 effective January 1, 2018.  As a result of the adoption of ASU 2016-15, cash paid of $246 related to the June 2017 amendment of the Company’s senior secured credit facility was reclassified from operating activities to financing activities for the six months ended June 30, 2017.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

3.	Revenue Recognition

Revenue Recognition Policy

The Company recognizes admissions and concession revenues when sales are made at the box office and concession stand, respectively.  Other revenues include screen advertising, transactional fees and other ancillary revenues such as vendor marketing promotions and meeting rentals located in the Company’s theatres.  The Company records proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognizes admissions or concession revenue when a holder redeems the card or certificate. Additionally, the Company recognizes unredeemed gift cards and other advanced sale-type certificates, as a proportion of actual redemptions, as other revenues, which is an estimate primarily based on the Company’s historical experience with such cards and certificates.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The above noted changes increased (decreased) admissions, concession and other revenue for the three and six months ended June 30, 2018 as follows:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Admissions revenues	$(1,898)	$(3,200)
Concession revenues	$(662)	$(1,207)
Other revenues	$32,710	$60,169

The Company applied the practical expedient to exclude sales and other similar taxes collected from customers from its transaction price for purposes of recording revenues, as such revenues are presented net of such taxes.

Disaggregation of Revenue

The following table presents revenues for the three and six months ended June 30, 2018, disaggregated based on major type of good or service and by reportable operating segment.

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenues	$408,863	$100,007	$508,870	$758,215	$203,279	$961,494
Concession revenues	249,618	55,688	305,306	453,368	113,710	567,078
Screen advertising and promotional revenues	21,051	15,446	36,497	39,230	29,715	68,945
Other revenues	29,542	8,838	38,380	54,604	16,903	71,507
Total revenues	$709,074	$179,979	$889,053	$1,305,417	$363,607	$1,669,024
(1)	U.S. segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 14 for additional information on intercompany eliminations.

The following table presents revenues for the three and six months ended June 30, 2018, disaggregated based on timing of revenue recognition (see Revenue Recognition Policy above).

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018

	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$686,463	$161,350	$847,813	$1,262,289	$327,499	$1,589,788
Goods and services transferred over time	22,611	18,629	41,240	43,128	36,108	79,236
Total	$709,074	$179,979	$889,053	$1,305,417	$363,607	$1,669,024

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

(1)	U.S. segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 14 for additional information on intercompany eliminations.

Deferred Revenues

The following table presents changes in the Company’s deferred revenues for the six months ended June 30, 2018.

Deferred Revenues	Deferred Revenue - NCM	Other Deferred Revenues (1)	Total
Balance at January 1, 2018	$351,706	$86,498	$438,204
Impact of adoption of ASC Topic 606	(53,605)	—	(53,605)
Amounts recognized as accounts receivable	—	11,349	11,349
Cash received from customers in advance	—	53,398	53,398
Common units received from NCM (see Note 7)	5,012	—	5,012
Revenue recognized during period	(7,849)	(64,996)	(72,845)
Foreign currency translation adjustments	—	(1,689)	(1,689)
Balance at June 30, 2018	$295,264	$84,560	$379,824
(1)

Includes liabilities associated with outstanding gift cards and SuperSavers, points or rebates outstanding under the Company’s loyalty and membership programs and revenues not yet recognized for screen advertising and other promotional activities. Classified as accounts payable and accrued expenses or other long-term liabilities on the condensed consolidated balance sheet.

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of June 30, 2018 and when the Company expects to recognize this revenue.

	Twelve Months Ended June 30,
Remaining Performance Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Deferred revenue - NCM	$15,831	$15,831	$15,831	$15,831	$15,831	$216,109	$295,264
Deferred revenue - other	72,053	12,039	282	186	—	—	84,560
Total	$87,884	$27,870	$16,113	$16,017	$15,831	$216,109	$379,824

Accounts receivable as of June 30, 2018 included approximately $48,631 of receivables related to contracts with customers.  The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the six months ended June 30, 2018.

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

As a result of the significant financing component on deferred revenue - NCM, the Company recognized incremental screen advertising revenue and an offsetting interest expense of $4,913 and $9,892 during the three and six months ended June 30, 2018, respectively. The interest expense was calculated using the Company’s incremental borrowing rates at the time when the cash and each tranche of common units were received from NCM, which ranged from 5.5% to 8.0%.

4.	Long Term Debt Activity

Senior Secured Credit Facility

On March 29, 2018, the Company amended its senior secured credit facility to extend the maturity of the term loan to March 29, 2025, reduce the rate at which the term loan bears interest by 0.25% and to reduce the amount of real property required to be mortgaged to secure the loans. Under the amended facility, quarterly principal payments of $1,649 are due on the term loan through December 31, 2024, with a final principal payment of $613,351 due on March 29, 2025. The Company incurred debt issue costs of

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

approximately $4,962 in connection with the amendment, which are reflected as a reduction of long term debt on the condensed consolidated balance sheet as of June 30, 2018.  As a result of the amendment, the Company wrote-off $780 of unamortized debt issue costs and incurred approximately $704 in legal and other fees, both of which are reflected as loss on debt amendments on the condensed consolidated statements of income for the six months ended June 30, 2018.

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt using the market approach, which utilizes quoted market prices that fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC 820, Fair Value Measurement (“ASC Topic 820”). The carrying value of the Company’s long-term debt was $1,813,997 and $1,817,295 as of June 30, 2018 and December 31, 2017, respectively, excluding unamortized debt discounts and debt issue costs. The fair value of the Company’s long-term debt was $1,800,830 and $1,840,918 as of June 30, 2018 and December 31, 2017, respectively.

5.	Equity

Below is a summary of changes in stockholder’s equity attributable to Cinemark USA, Inc., noncontrolling interests and total equity for the six months ended June 30, 2018 and 2017:

	Cinemark
	USA, Inc.
	Stockholder’s	Noncontrolling	Total
	Equity	Interests	Equity
Balance at January 1, 2018	$1,409,602	$11,893	$1,421,495
Cumulative effect of change in accounting principle, net of taxes of $13,079 (see Note 3)	40,526	—	40,526
Share based awards compensation expense	6,422	—	6,422
Dividends paid to parent	(74,350)	—	(74,350)
Net income	145,208	485	145,693
Other comprehensive income in equity method investees	20	—	20
Foreign currency translation adjustments	(56,044)	—	(56,044)
Balance at June 30, 2018	$1,471,384	$12,378	$1,483,762

	Cinemark
	USA, Inc.
	Stockholder’s	Noncontrolling	Total
	Equity	Interests	Equity
Balance at January 1, 2017	$1,272,938	$11,142	$1,284,080
Share based awards compensation expense	6,051	―	6,051
Dividends paid to parent	(67,250)	―	(67,250)
Dividends paid to noncontrolling interests	―	(294)	(294)
Net income	131,825	1,037	132,862
Other comprehensive income in equity method investees	103	―	103
Foreign currency translation adjustments	(5,059)	―	(5,059)
Balance at June 30, 2017	$1,338,608	$11,885	$1,350,493

6.	Investment in National CineMedia

The Company has an investment in National Cinemedia, LLC (“NCM”).  NCM operates a digital in-theatre network in the U.S. for providing cinema advertising. Upon joining NCM, the Company entered into an Exhibitor Services Agreement with NCM (“ESA”), pursuant to which NCM provides advertising and promotions to our theatres. As described further in Note 3 to the Company’s financial statements as included in its 2017 Annual Report on Form 10-K, on February 13, 2007, National Cinemedia, Inc. (“NCMI”), an entity that serves as the sole manager of NCM, completed an initial public offering (“IPO”) of its common stock. In connection with the NCMI initial public offering, the Company amended its operating agreement and the ESA. Following the NCM, Inc. IPO, the Company does not recognize undistributed equity in the earnings on its original NCM membership units (referred to herein as the Company’s Tranche 1 Investment) until NCM’s future net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company recognizes cash distributions it receives from NCM on its Tranche 1 Investment as a

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

component of earnings as Distributions from NCM.  The Company believes that the accounting model provided by ASC Topic 323-10-35-22 for recognition of equity investee losses in excess of an investor’s basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment in NCM	Deferred Revenue	Distributions from NCM	Equity in Earnings	Other Revenue	Interest Expense - NCM (3)	Cash Received
Balance as of January 1, 2018	$200,550	$(351,706)
Impact of adoption of ASC Topic 606 (1)	—	53,605	$—	$—	$—	$—	$—
Receipt of common units due to annual common unit adjustment ("CUA")	5,012	(5,012)	—	—	—	—	—
Revenues earned under ESA (2) (3)	—	—	—	—	(16,074)	9,892	6,182
Receipt of excess cash distributions	(8,760)	—	(7,735)	—	—	—	16,495
Receipt under tax receivable agreement	(2,294)	—	(2,047)	—	—	—	4,341
Equity in earnings	4,511	—	—	(4,511)	—	—	—
Amortization of deferred revenue	—	7,849	—	—	(7,849)	—	—
Balance as of and for the six months ended June 30, 2018	$199,019	$(295,264)	$(9,782)	$(4,511)	$(23,923)	$9,892	$27,018

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

(2)

Amount includes the per patron and per digital screen theatre access fees due to the Company, net of amounts paid to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $6,227.

(3)	Reflects impact of significant financing component related to amounts received in advance under the ESA and CUA agreements. See Note 3.

During the three months ended June 30, 2018 and 2017, the Company recorded equity in earnings of $495 and $176, respectively.  During the six months ended June 30, 2018 and 2017, the Company recorded equity in earnings of $4,511 and $3,065, respectively.

The Company made payments to NCM of $60 and $50 during the six months ended June 30, 2018 and 2017, respectively, related to installation of certain equipment used for digital advertising, which is included in theatre properties and equipment on the condensed consolidated balance sheets.

Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCMI and the Company, AMC Entertainment, Inc. (“AMC”) and Regal Entertainment Group (“Regal”) (collectively, “Founding Members”), annual adjustments to the common membership units are made primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each Founding Member. As further discussed in Note 3 to the Company’s financial statements as included in its 2017 Annual Report on Form 10-K, the common units received (collectively referred to as the Company’s “Tranche 2 Investment”) are recorded at estimated fair value as an increase in the Company’s investment in NCM with an offset to deferred revenue. The Company’s Tranche 2 Investment is accounted for following the equity method, with undistributed equity earnings related to its Tranche 2 Investment included as a component of earnings in equity in income of affiliates and distributions received related to its Tranche 2 Investment are recorded as a reduction of investment basis.

During March 2018, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, on March 29, 2018, the Company received an additional 908,042 common units of NCM, each of which is convertible into one share of NCMI common stock. The Company recorded the additional common units received at estimated fair value with a corresponding adjustment to deferred revenue of approximately $5,012. The fair value of the common units received was estimated based on the market price of NCMI common stock at the time the common units were determined, adjusted for volatility associated with the estimated time period it would take to convert the common units and register the respective shares.  The deferred revenue will be recognized on a straight-line basis over the remaining term of the ESA, which is approximately 19 years.

As of June 30, 2018, the Company owned a total of 28,779,904 common units of NCM, representing an ownership interest of approximately 18%. The estimated fair value of the Company’s investment in NCM was approximately $241,751 based on the price of NCMI common stock as of June 30, 2018 of $8.40 per share (Level 1 input as defined in FASB ASC Topic 820).  See Note 17 for discussion of subsequent event related to the acquisition of additional NCM common units from AMC.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is summary financial information for NCM for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2018	June 29, 2017	June 28, 2018	June 29, 2017
Gross revenues	$113,700	$97,100	$193,900	$169,000
Operating income	$40,100	$28,300	$51,100	$33,400
Net income	$25,000	$15,400	$22,000	$7,500

	As of	As of
	June 28, 2018	December 28, 2017
Current assets	$142,800	$174,400
Noncurrent assets	$758,800	$758,300
Current liabilities	$84,800	$123,300
Noncurrent liabilities	$943,500	$925,400
Members deficit	$(126,700)	$(116,000)

7.	Other Investments

Below is a summary of activity for each of the Company’s other investments for the six months ended June 30, 2018:

	DCIP	AC JV, LLC	DCDC	FE Concepts	Other	Total
Balance at January 1, 2018	$106,215	$5,916	$3,598	$104	$4,212	$120,045
Cash contributions made	739	—	—	20,000		20,739
Cash distributions received	(5,201)	—	—	—	—	(5,201)
Equity in income (loss)	9,727	408	481	(77)	—	10,539
Equity in other comprehensive income	20	—	—	—	—	20
Other	—	—	(1,168)	(104)	211	(1,061)
Balance at June 30, 2018	$111,500	$6,324	$2,911	$19,923	$4,423	$145,081

Digital Cinema Implementation Partners LLC (“DCIP”)

On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as DCIP to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. As of June 30, 2018, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting.

Below is summary financial information for DCIP for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Gross revenues	$42,521	$47,095	$83,554	$92,574
Operating income	$25,049	$29,393	$48,494	$57,872
Net income	$22,169	$25,616	$43,703	$49,757

	As of
	June 30, 2018	December 31, 2017
Current assets	$51,546	$56,296
Noncurrent assets	$725,399	$772,438
Current liabilities	$63,982	$59,153
Noncurrent liabilities	$213,795	$296,889
Members' equity	$499,168	$472,692

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

As of June 30, 2018, the Company had 3,818 digital projection systems being leased under the master equipment lease agreement with Kasima LLC, which is an indirect subsidiary of DCIP and a related party to the Company. The Company had the following transactions with DCIP, reflected in utilities and other costs on the condensed consolidated statements of income, during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Equipment lease payments	$1,243	$1,511	$2,460	$2,881
Warranty reimbursements from DCIP	$(2,617)	$(2,023)	$(5,118)	$(3,907)
Management service fees	$184	$206	$378	$412

AC JV, LLC

During December 2013, the Company, Regal, AMC (the “AC Founding Members”) and NCM entered into a series of agreements that resulted in the formation of AC JV, LLC (“AC”), a joint venture that owns “Fathom Events” formerly operated by NCM.  The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators, including concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. The Company paid event fees to AC of $5,588 and $6,763 for the six months ended June 30, 2018 and 2017, respectively, which are included in film rentals and advertising costs on the condensed consolidated statements of income.  Additionally, the remaining outstanding balance of a note payable from the Company to NCM, related to the formation of AC, was $2,778 as of June 30, 2018.

Digital Cinema Distribution Coalition

Digital Cinema Distribution Coalition (“DCDC”) is a joint venture among the Company, Universal, Warner Bros., AMC and Regal.  DCDC operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company paid approximately $461 and $446 to DCDC during the six months ended June 30, 2018 and 2017, respectively, related to content delivery services provided by DCDC.  These fees are included in film rentals and advertising costs on the condensed consolidated statements of income.

FE Concepts, LLC

During April 2018, the Company, through its wholly-owned indirect subsidiary CNMK Texas Properties, LLC (“CNMK”), formed a joint venture, FE Concepts, LLC (“FE Concepts”) with AWSR Investments, LLC (“AWSR”), an entity owned by Lee Roy Mitchell and Tandy Mitchell.  FE Concepts will develop and operate a family entertainment center that offers bowling, gaming, movies and other amenities.  The Company and AWSR each invested approximately $20,000 and each have a 50% voting interest in FE Concepts.  The Company accounts for its investment in FE Concepts under the equity method of accounting.

8.	Share Based Awards

Restricted Stock – During the six months ended June 30, 2018, Cinemark Holdings, Inc. granted 321,406 shares of restricted stock to its directors and employees of the Company. The fair value of the restricted stock granted was determined based on the market value of Cinemark Holdings, Inc.’s common stock on the dates of grant, which ranged from $35.81 to $39.26 per share. The Company assumed forfeiture rates ranging from 0% to 10% for the restricted stock awards. The restricted stock awards vest over periods ranging from one to four years.  The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of restricted stock activity for the six months ended June 30, 2018:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2018	650,581	$35.81
Granted	321,406	$38.79
Vested	(242,945)	$31.16
Forfeited	(18,643)	$38.33
Outstanding at June 30, 2018	710,399	$38.68
Unvested restricted stock at June 30, 2018	710,399	$38.68

	Six Months Ended June 30,
	2018	2017
Compensation expense recognized by the Company during the period	$4,342	$3,901
Additional compensation expense recognized by Cinemark Holdings, Inc. during the period	$456	$393
Fair value of restricted shares held by Company employees that vested during the period	$7,013	$7,174
Fair value of restricted shares held by Cinemark Holdings, Inc.’s directors that vested during the period	$802	$917
Income tax benefit recognized upon vesting of restricted stock awards held by Company employees	$1,550	$2,247
Additional income tax benefit recognized upon vesting of restricted stock awards held by Cinemark Holdings, Inc.'s directors	$201	$386

As of June 30, 2018, the estimated remaining unrecognized compensation expense related to unvested restricted stock awards was $19,408, of which $18,528 will be recognized by the Company and $880 will be recognized by Cinemark Holdings, Inc.  The weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Restricted Stock Units – During the six months ended June 30, 2018, Cinemark Holdings, Inc. granted restricted stock units representing 228,194 hypothetical shares of its common stock to employees of the Company. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the two fiscal year periods ending December 31, 2019 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain adjustments as specified by the Compensation Committee of Cinemark Holdings, Inc.’s board of directors prior to the grant date. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a prorata basis according to the IRR achieved by the Company during the performance period. If the IRR for the two-year period is at least 7%, which is the threshold, one-third of the maximum restricted stock units vest. If the IRR for the two-year period is at least 9.5%, which is the target, two-thirds of the maximum restricted stock units vest. If the IRR for the two-year period is at least 13%, which is the maximum, 100% of the maximum restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. Further, as an example, if the Company achieves an IRR equal to 11%, the number of restricted stock units that shall vest will be greater than the target but less than the maximum number that would have vested had the Company achieved the highest IRR.  All restricted stock units granted during 2018 will vest subject to an additional two-year service requirement and will be paid in the form of Cinemark Holdings, Inc.’s common stock if the participant continues to provide services through the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments from the grant date if, and at the time that, the restricted stock unit awards vest.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the six months ended June 30, 2018 at each of the three target levels of financial performance (excluding forfeiture assumptions):

	Number of
	Shares	Value at
	Vesting	Grant
at IRR of at least 7%	76,065	$2,967
at IRR of at least 9.5%	152,129	$5,934
at IRR of at least 13%	228,194	$8,901

Due to the fact that the IRR for the two-year performance period could not be determined at the time of the 2018 grant, the Company estimated that the most likely outcome is the achievement of the target IRR level. The fair value of the restricted stock unit awards was determined based on the closing price of Cinemark Holdings, Inc.’s common stock on the dates of grant, which ranged from $37.55 to $39.03 per share. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock unit awards. If during the service period, additional information becomes available to lead the Company to believe a different IRR level will be achieved for the two-year performance period, the Company will reassess the number of units that are expected to vest for the grant and adjust its compensation expense accordingly on a prospective basis over the remaining service period.

	Six Months Ended June 30,
	2018	2017
Number of restricted stock unit awards that vested during the period	127,084	97,115
Fair value of restricted stock unit awards that vested during the period	$4,846	$4,155
Accumulated dividends paid upon vesting of restricted stock unit awards	$501	$313
Compensation expense recognized during the period	$2,080	$2,150
Income tax benefit recognized upon vesting of restricted stock unit awards	$740	$1,745

During the six months ended June 30, 2018, the Company determined that the IRR reached for the restricted stock units granted in February 2016 was 7.2%, compared to a target IRR of 8.0%.  The Company recorded a reduction in compensation expense of $69 during the six months ended June 30, 2018 to reflect the revised number of shares expected to vest in February 2020 for the 2016 restricted stock unit grant.

As of June 30, 2018, the estimated remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $9,854. The weighted average period over which this remaining compensation expense will be recognized is approximately two years. As of June 30, 2018, the Company had restricted stock units outstanding that represented a total of 594,266 hypothetical shares of Cinemark Holdings, Inc.’s common stock, net of actual cumulative forfeitures of 18,667 units, assuming an IRR of 7.2% was achieved for the 2016 grants and the maximum IRR level is achieved for all other grants outstanding.

9.	Goodwill and Other Intangible Assets

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2018 (1)	$1,174,041	$110,038	$1,284,079
Acquisition of theatres in Brazil (2)	—	11,508	11,508
Foreign currency translation adjustments	—	(14,417)	(14,417)
Balance at June 30, 2018 (1)	$1,174,041	$107,129	$1,281,170

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.
(2)	Amount represents preliminary purchase price allocation for theatres acquired in Brazil.

The Company evaluates goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable.  The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of its nineteen regions in the U.S. and seven countries internationally with Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala considered one reporting unit (the Company does not have goodwill recorded for all of its international locations).  For the year ended December 31, 2017, the Company performed a quantitative goodwill impairment assessment on all reporting units, in accordance with ASC Topic 350-20-35.  No events or changes in circumstances occurred during the six months ended June 30, 2018 that indicated the carrying value of goodwill might exceed its estimated fair value.

Intangible assets consisted of the following:

	Balance at				Balance at
	January 1,				June 30,
	2018	Additions (1)	Amortization	Other (2)	2018
Intangible assets with finite lives:
Gross carrying amount	$105,895	$—	$—	$(1,645)	$104,250
Accumulated amortization	(68,869)	―	(2,932)	―	(71,801)
Total net intangible assets with finite lives	$37,026	$—	$(2,932)	$(1,645)	$32,449

Intangible assets with indefinite lives:
Tradename and other	299,735	608	―	(286)	300,057
Total intangible assets — net	$336,761	$608	$(2,932)	$(1,931)	$332,506

(1)	Amount represents the acquisition of tradeable liquor licenses.
(2)	Amount represents foreign currency translation adjustments.

For the year ended December 31, 2017, the Company performed a quantitative assessment for all definite and indefinite-lived tradename assets.  No events or changes in circumstances occurred during the six months ended June 30, 2018 that indicated the carrying value of its tradename assets might exceed their estimated fair values.

Estimated aggregate future amortization expense for intangible assets is as follows:

For the six months ended December 31, 2018	$2,661
For the twelve months ended December 31, 2019	5,152
For the twelve months ended December 31, 2020	5,310
For the twelve months ended December 31, 2021	3,574
For the twelve months ended December 31, 2022	3,207
Thereafter	12,545
Total	$32,449

10.	Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. See discussion of the Company’s long-lived asset impairment evaluation process in Note 1 to the Company’s financial statements as included in its 2017 Annual Report on Form 10-K.  As noted in the discussion, fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the six months ended June 30, 2018 and 2017. As of June 30, 2018, the estimated aggregate fair value of the long-lived assets impaired during the six months ended June 30, 2018 was $871.

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

Below is a summary of impairment charges for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
U.S. theatre properties	$1,187	$84	$1,778	$357
International theatre properties	1,601	4,217	1,601	4,217
Impairment of long-lived assets	$2,788	$4,301	$3,379	$4,574

11.	Fair Value Measurements

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis under ASC Topic 820 as of December 31, 2017 or June 30, 2018.

The Company uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 9 and Note 10). See additional explanation of fair value measurement techniques used for long-lived assets, goodwill and intangible assets in “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 2, 2018.  There were no changes in valuation techniques and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2018.

12.	Foreign Currency Translation

The accumulated other comprehensive loss account in stockholder’s equity of $309,306 and $253,282 as of June 30, 2018 and December 31, 2017, respectively, primarily includes cumulative foreign currency adjustments of $309,609 and $253,565, respectively, from translating the financial statements of the Company’s international subsidiaries.

As of June 30, 2018, all foreign countries where the Company has operations are non-highly inflationary, and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.

A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity.  There has been a steady devaluation of the Argentine peso relative to the U.S. dollar in recent years.  As of June 30, 2018, the Company did not designate Argentina as highly inflationary for accounting purposes.  However, the Company has determined that Argentina will be deemed highly inflationary beginning July 1, 2018.  The financial information of the Company’s Argentina subsidiaries will be remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective July 1, 2018.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of the impact of translating the June 30, 2018 financial statements of the Company’s international subsidiaries:

			Other
			Comprehensive
			Income (Loss) for the
	Exchange Rate as of		Six Months Ended
Country	June 30, 2018	December 31, 2017	June 30, 2018
Brazil	3.88	3.31	$(34,511)
Argentina	28.94	18.65	(16,896)
Peru	3.28	3.24	(580)
Chile	654.28	615.97	(4,372)
All other			315
			$(56,044)

13.	Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Six Months Ended
	June 30,
	2018	2017
Cash paid for interest	$51,562	$49,603
Cash paid for income taxes, net of refunds received	$28,477	$55,371
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$2,898	$(4,959)
Theatre properties acquired under capital lease	$4,035	$7,089
Interest expense - NCM (see Note 3)	$(9,892)	$—
Investment in NCM – receipt of common units (see Note 6)	$5,012	$18,363
(1)	Additions to theatre properties and equipment included in accounts payable as of June 30, 2018 and December 31, 2017 were $34,174 and $31,276, respectively.
14.	Segments

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
U.S.	$712,483	$554,929	$1,312,128	$1,136,138
International	179,979	199,926	363,607	401,994
Eliminations	(3,409)	(3,660)	(6,711)	(7,327)
Total revenues	$889,053	$751,195	$1,669,024	$1,530,805

Adjusted EBITDA
U.S.	$188,920	$129,976	$345,190	$295,038
International	33,192	41,285	70,778	88,511
Total Adjusted EBITDA	$222,112	$171,261	$415,968	$383,549

Capital expenditures
U.S.	$59,675	$77,175	$129,646	$155,992
International	22,751	14,438	32,943	26,808
Total capital expenditures	$82,426	$91,613	$162,589	$182,800

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$83,022	$52,296	$145,693	$132,862
Add (deduct):	-	-
Income taxes	18,502	29,742	43,755	74,370
Interest expense (1)	28,466	26,522	55,581	52,891
Other (income) expense (2)	840	(7,030)	(6,430)	(20,012)
Loss on debt amendments	—	246	1,484	246
Other cash distributions from equity investees (3)	3,932	2,870	16,255	14,919
Depreciation and amortization	64,290	59,137	128,685	116,493
Impairment of long-lived assets	2,788	4,301	3,379	4,574
Loss on disposal of assets and other	16,901	54	20,840	888
Deferred lease expenses	(449)	(375)	(932)	(722)
Amortization of long-term prepaid rents	597	496	1,236	989
Share based awards compensation expense	3,223	3,002	6,422	6,051
Adjusted EBITDA	$222,112	$171,261	$415,968	$383,549
(1)	Includes amortization of debt issue costs.
(2)	Includes interest income, foreign currency exchange gain (loss), equity in income of affiliates and interest expense - NCM and excludes distributions from NCM.
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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2018	2017	2018	2017
U.S.	$712,483	$554,929	$1,312,128	$1,136,138
Brazil	72,977	87,841	153,113	182,540
Other international countries	107,002	112,085	210,494	219,454
Eliminations	(3,409)	(3,660)	(6,711)	(7,327)
Total	$889,053	$751,195	$1,669,024	$1,530,805

	As of	As of
Theatre Properties and Equipment-net	June 30, 2018	December 31, 2017
U.S.	$1,465,915	$1,439,168
Brazil	146,467	179,669
Other international countries	205,355	209,217
Total	$1,817,737	$1,828,054

15.	Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is Cinemark Holdings, Inc.’s Chairman of the Board of Directors and directly and indirectly owns approximately 8% of Cinemark Holdings, Inc.’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $327 and $305 of management fee revenues during the six months ended June 30, 2018 and 2017, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC (“Copper Beech”) to use, on occasion, a private aircraft owned by Copper Beech. Copper Beech is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech for the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip.  For the six months ended June 30, 2018 and 2017, the aggregate amounts paid to Copper Beech for the use of the aircraft was $51 and $63, respectively.

The Company leases 14 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 15 leases, 14 have fixed minimum annual rent. The one lease without minimum annual rent has rent based upon a specified percentage of gross sales as defined in the lease. For the six months ended June 30, 2018 and 2017, the Company paid total rent of approximately $12,980 and $13,420, respectively, to Syufy.

The Company has paid certain fees on behalf of its parent, Cinemark Holdings, Inc., and Cinemark Holdings, Inc. has paid income taxes and other items on behalf of the Company.  The net receivable from Cinemark Holdings, Inc. as of June 30, 2018 and December 31, 2017 was $18,963 and $14,581, respectively.  The Company paid Cinemark Holdings, Inc. cash dividends of $74,350 and $67,250 during the six months ended June 30, 2018 and 2017, respectively.

The Company has a 50% voting interest in FE Concepts, a joint venture with AWSR, an entity owned by Lee Roy Mitchell and Tandy Mitchell.  FE Concepts will develop and operate a family entertainment center that offers bowling, gaming, movies and other amenities.  See Note 7 for further discussion.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

16.	Commitments and Contingencies

Joseph Amey, et al. v. Cinemark USA, Inc., Case No. 3:13cv05669, In the United States District Court for the Northern District of California, San Francisco Division. The case presents putative class action claims for penalties and attorney's fees arising from alleged violations of the California wage statement law.  The claim is also asserted as a representative action under the California Private Attorney General Act (PAGA) for penalties. The company denies the claims, denies that class certification is appropriate, denies that the plaintiff has standing to assert the claims alleged and is vigorously defending against the claims.  The company denies any violation of law and plans to vigorously defend against all claims.  The parties are awaiting the Court's ruling on Plaintiff's motion for class certification. The Company is unable to predict the outcome of this litigation or the range of potential loss.

Flagship Theatres of Palm Desert, LLC d/b/a Cinemas Palme D’Or v. Century Theatres, Inc., and Cinemark USA, Inc.; Superior Court of the State of California, County of Los Angeles.  Plaintiff in this case alleges that the Company violated California antitrust and unfair competition laws by engaging in “circuit dealing” with various motion picture distributors and tortuously interfered with Plaintiff’s business relationships.  Plaintiff seeks compensatory damages, trebling of those damages under California law, punitive damages, injunctive relief, attorneys’ fees, costs and interest.  Plaintiff also alleges that the Company’s conduct ultimately resulted in closure of its theatre in June 2016.  The Company denied the allegations.  In 2008, the Company moved for summary judgment on Plaintiff’s claims, arguing primarily that clearances between the theatres at issue were lawful and that Plaintiff lacked proof sufficient to support certain technical elements of its antitrust claims.  The trial court granted that motion and dismissed Plaintiff’s claims.  Plaintiff appealed and, in 2011, the Court of Appeal reversed, holding, among other things, that Plaintiff’s claims were not about the illegality of clearances but were focused, instead, on “circuit dealing.”  Having re-framed the claims in that manner, the Court of Appeal held that the trial court’s decision to limit discovery to the market where the theatres at issue operated was an error, as “circuit dealing” necessarily involves activities in different markets.  Upon return to the trial court, the parties engaged in additional, broadened discovery related to Plaintiff’s “circuit dealing” claim.  Thereafter, the Company moved again for summary judgment on all of Plaintiff’s claims.  That new motion for summary judgment was pending when, on or about April 11, 2014, the trial court granted the Company’s motion for terminating sanctions and entered a judgment dismissing the case with prejudice.  Plaintiff then appealed that second dismissal, seeking to have the judgment reversed and the case remanded to the trial court.  The Court of Appeal issued a ruling on May 24, 2016, reversing the granting of terminating sanctions and instead imposed a lesser evidentiary and damages preclusion sanction.  The case returned to the trial court on October 6, 2016.  On May 10, 2018, after a five-week jury trial, the jury found no liability on one circuit dealing claim and awarded Plaintiff damages on the other claim, which are tripled for antitrust damage awards.  Plaintiff would also be entitled to certain court costs and to seek at least some portion of its attorney’s fees.  During the three and six months ended June 30, 2018, the Company recorded a litigation reserve based on an estimate of the jury award, which is reflected in loss on disposal of assets and other on the condensed consolidated income statement.  The Company has filed a motion for a judgment notwithstanding the verdict and a motion for a new trial. Depending on the ruling on these motions, the Company intends to appeal any final judgment.  Although the Company denies that it engaged in any form of circuit dealing, it cannot predict the outcome of its pending motions or future appeals.

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

17.	Subsequent Event – Acquisition of common units of NCM

On July 5, 2018 the Company acquired 10,738,740 common units of NCM from AMC for $78,400 in cash, or approximately $7.30 per common unit.  As a result of the acquisition of these shares, the Company’s ownership of NCM increased from approximately 18% to 25%.  The amount paid for the additional common units will be recorded as an increase in the Company’s investment in NCM.  See Note 6 for further discussion of the accounting for the Company’s investment in NCM.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

18.	Condensed Consolidating Financial Information of Subsidiary Guarantors

As of June 30, 2018, the Company had outstanding $400,000 aggregate principal amount of 5.125% senior notes due 2022, or the 5.125% Senior Notes, and $755,000 aggregate principal amount of 4.875% senior notes due 2023,  or the 4.875% Senior Notes, (collectively the “Notes”). These Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the following subsidiaries of Cinemark USA, Inc.:

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

The following supplemental condensed consolidating financial information presents:

a.

Condensed consolidating balance sheet information as of December 31, 2017 and June 30, 2018, condensed consolidating statements of income information for the three and six months ended June 30, 2017 and 2018, condensed consolidating statements of comprehensive income (loss) information for the three and six months ended June 30, 2017 and 2018 and condensed consolidating statements of cash flows information for the six months ended June 30, 2017 and 2018.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

JUNE 30, 2018

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$301,796	$8,711	$194,188	$—	$504,695
Other current assets	70,203	21,043	67,168	(34,952)	123,462
Accounts receivable from parent or subsidiaries	—	324,697	—	(305,734)	18,963
Total current assets	371,999	354,451	261,356	(340,686)	647,120
Theatre properties and equipment - net	670,573	769,293	377,871	—	1,817,737
Investment in subsidiaries	1,763,463	89,214	—	(1,852,677)	—
Other assets	1,427,050	154,648	540,294	(112,678)	2,009,314
Total assets	$4,233,085	$1,367,606	$1,179,521	$(2,306,041)	$4,474,171
Liabilities and equity
Current liabilities
Current portion of long-term debt	$6,595	$—	$1,389	$—	$7,984
Current portion of capital lease obligations	12,192	9,579	4,900	—	26,671
Accounts payable and accrued expenses	237,615	101,384	96,104	(30,324)	404,779
Accounts payable to parent or subsidiaries	101,094	—	204,640	(305,734)	—
Total current liabilities	357,496	110,963	307,033	(336,058)	439,434
Long-term liabilities
Long-term debt, less current portion	1,873,393	—	9,343	(107,954)	1,774,782
Capital lease obligations, less current portion	129,201	67,623	42,181	—	239,005
Other long-term liabilities and deferrals	401,611	59,509	85,420	(9,352)	537,188
Total long-term liabilities	2,404,205	127,132	136,944	(117,306)	2,550,975
Commitments and contingencies
Equity
Cinemark USA, Inc.'s stockholder's equity:
Common stock	49,543	457,368	10,238	(467,606)	49,543
Other stockholder's equity	1,421,841	672,143	712,928	(1,385,071)	1,421,841
Total Cinemark USA, Inc. stockholder's equity	1,471,384	1,129,511	723,166	(1,852,677)	1,471,384
Noncontrolling interests	—	—	12,378	—	12,378
Total equity	1,471,384	1,129,511	735,544	(1,852,677)	1,483,762
Total liabilities and equity	$4,233,085	$1,367,606	$1,179,521	$(2,306,041)	$4,474,171

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED JUNE 30, 2017

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$247,821	$305,019	$209,998	$(11,643)	$751,195
Cost of operations
Theatre operating expenses	197,345	210,406	155,540	(11,643)	551,648
General and administrative expenses	2,365	20,872	13,814	—	37,051
Depreciation and amortization	20,193	21,767	17,177	—	59,137
Impairment of long-lived assets	41	43	4,217	—	4,301
(Gain) loss on disposal of assets and other	5,072	(4,866)	(152)	—	54
Total cost of operations	225,016	248,222	190,596	(11,643)	652,191
Operating income	22,805	56,797	19,402	—	99,004
Other income (expense)
Interest expense	(23,473)	(1,836)	(1,571)	358	(26,522)
Loss on debt amendments	(246)	—	—	—	(246)
Distributions from NCM	—	—	2,772	—	2,772
Equity in income of affiliates	52,156	12,299	5,851	(64,501)	5,805
Other income	224	162	1,197	(358)	1,225
Total other income (expense)	28,661	10,625	8,249	(64,501)	(16,966)
Income before income taxes	51,466	67,422	27,651	(64,501)	82,038
Income taxes	(259)	25,412	4,589	—	29,742
Net income	51,725	42,010	23,062	(64,501)	52,296
Less: Net income attributable to noncontrolling interests	—	—	571	—	571
Net income attributable to Cinemark USA, Inc.	$51,725	$42,010	$22,491	$(64,501)	$51,725

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED JUNE 30, 2018

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$332,976	$385,703	$191,616	$(21,242)	$889,053
Cost of operations
Theatre operating expenses	255,711	255,943	144,963	(21,242)	635,375
General and administrative expenses	3,651	25,097	13,545	—	42,293
Depreciation and amortization	22,216	24,049	18,025	—	64,290
Impairment of long-lived assets	1,187	—	1,601	—	2,788
Loss on disposal of assets and other	2,462	13,978	461	—	16,901
Total cost of operations	285,227	319,067	178,595	(21,242)	761,647
Operating income	47,749	66,636	13,021	—	127,406
Other income (expense)
Interest expense	(24,156)	(1,703)	(2,949)	342	(28,466)
Distributions from NCM	—	—	3,424	—	3,424
Interest expense - NCM	(4,913)	—	—	—	(4,913)
Equity in income of affiliates	68,807	2,677	6,339	(71,409)	6,414
Other income (expense)	1,392	(62)	(3,329)	(342)	(2,341)
Total other income (expense)	41,130	912	3,485	(71,409)	(25,882)
Income before income taxes	88,879	67,548	16,506	(71,409)	101,524
Income taxes	6,186	15,586	(3,270)	—	18,502
Net income	82,693	51,962	19,776	(71,409)	83,022
Less: Net income attributable to noncontrolling interests	—	—	329	—	329
Net income attributable to Cinemark USA, Inc.	$82,693	$51,962	$19,447	$(71,409)	$82,693

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

SIX MONTHS ENDED JUNE 30, 2017

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$517,702	$615,975	$421,993	$(24,865)	$1,530,805
Cost of operations
Theatre operating expenses	402,576	417,589	308,086	(24,865)	1,103,386
General and administrative expenses	6,625	41,209	26,833	—	74,667
Depreciation and amortization	39,851	42,161	34,481	—	116,493
Impairment of long-lived assets	286	71	4,217	—	4,574
(Gain) loss on disposal of assets and other	5,505	(4,682)	65	—	888
Total cost of operations	454,843	496,348	373,682	(24,865)	1,300,008
Operating income	62,859	119,627	48,311	—	230,797
Other income (expense)
Interest expense	(46,783)	(3,733)	(3,090)	715	(52,891)
Loss on debt amendments	(246)	—	—	—	(246)
Distributions from NCM	—	—	9,560	—	9,560
Equity in income of affiliates	120,245	29,754	15,327	(149,461)	15,865
Other income	1,887	162	2,813	(715)	4,147
Total other income (expense)	75,103	26,183	24,610	(149,461)	(23,565)
Income before income taxes	137,962	145,810	72,921	(149,461)	207,232
Income taxes	6,137	43,899	24,334	—	74,370
Net income	131,825	101,911	48,587	(149,461)	132,862
Less: Net income attributable to noncontrolling interests	—	—	1,037	—	1,037
Net income attributable to Cinemark USA, Inc.	$131,825	$101,911	$47,550	$(149,461)	$131,825

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

SIX MONTHS ENDED JUNE 30, 2018

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$615,305	$704,124	$384,221	$(34,626)	$1,669,024
Cost of operations
Theatre operating expenses	474,489	474,473	287,459	(34,626)	1,201,795
General and administrative expenses	6,760	49,950	27,314	—	84,024
Depreciation and amortization	43,655	48,330	36,700	—	128,685
Impairment of long-lived assets	1,201	—	2,178	—	3,379
Loss on disposal of assets and other	4,768	15,409	663	—	20,840
Total cost of operations	530,873	588,162	354,314	(34,626)	1,438,723
Operating income	84,432	115,962	29,907	—	230,301
Other income (expense)
Interest expense	(48,384)	(3,361)	(4,529)	693	(55,581)
Loss on debt amendments	(1,484)	—	—	—	(1,484)
Distributions from NCM	—	—	9,782	—	9,782
Interest expense - NCM	(9,892)	—	—	—	(9,892)
Equity in income of affiliates	128,908	6,963	13,919	(134,740)	15,050
Other income (expense)	2,204	(7)	(232)	(693)	1,272
Total other income (expense)	71,352	3,595	18,940	(134,740)	(40,853)
Income before income taxes	155,784	119,557	48,847	(134,740)	189,448
Income taxes	10,576	26,940	6,239	—	43,755
Net income	145,208	92,617	42,608	(134,740)	145,693
Less: Net income attributable to noncontrolling interests	—	—	485	—	485
Net income attributable to Cinemark USA, Inc.	$145,208	$92,617	$42,123	$(134,740)	$145,208

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

THREE MONTHS ENDED JUNE 30, 2017

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net income	$51,725	$42,010	$23,062	$(64,501)	$52,296
Other comprehensive loss, net of tax
Other comprehensive loss of equity method investments	(95)	—	(95)	95	(95)
Foreign currency translation adjustments	(18,401)	—	(18,401)	18,401	(18,401)
Total other comprehensive loss, net of tax	(18,496)	—	(18,496)	18,496	(18,496)
Total comprehensive income, net of tax	$33,229	$42,010	$4,566	$(46,005)	$33,800
Comprehensive income attributable to noncontrolling interests	—	—	(571)	—	(571)
Comprehensive income attributable to Cinemark USA, Inc.	$33,229	$42,010	$3,995	$(46,005)	$33,229

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) INFORMATION

THREE MONTHS ENDED JUNE 30, 2018

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net income	$82,693	$51,962	$19,776	$(71,409)	$83,022
Other comprehensive loss, net of tax
Other comprehensive loss of equity method investments	(116)	—	(116)	116	(116)
Foreign currency translation adjustments	(56,248)	—	(56,248)	56,248	(56,248)
Total other comprehensive loss, net of tax	(56,364)	—	(56,364)	56,364	(56,364)
Total comprehensive income (loss), net of tax	$26,329	$51,962	$(36,588)	$(15,045)	$26,658
Comprehensive income attributable to noncontrolling interests	—	—	(329)	—	(329)
Comprehensive income attributable to Cinemark USA, Inc.	$26,329	$51,962	$(36,917)	$(15,045)	$26,329

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

SIX MONTHS ENDED JUNE 30, 2017

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net income	$131,825	$101,911	$48,587	$(149,461)	$132,862
Other comprehensive income (loss), net of tax
Other comprehensive income of equity method investments	103	—	103	(103)	103
Foreign currency translation adjustments	(3,508)	—	(3,508)	3,508	(3,508)
Total other comprehensive loss, net of tax	(3,405)	—	(3,405)	3,405	(3,405)
Total comprehensive income, net of tax	$128,420	$101,911	$45,182	$(146,056)	$129,457
Comprehensive income attributable to noncontrolling interests	—	—	(1,037)	—	(1,037)
Comprehensive income attributable to Cinemark USA, Inc.	$128,420	$101,911	$44,145	$(146,056)	$128,420

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) INFORMATION

SIX MONTHS ENDED JUNE 30, 2018

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net income	$145,208	$92,617	$42,608	$(134,740)	$145,693
Other comprehensive income (loss), net of tax
Other comprehensive income of equity method investments	20	—	20	(20)	20
Foreign currency translation adjustments	(56,044)	—	(56,044)	56,044	(56,044)
Total other comprehensive loss, net of tax	(56,024)	—	(56,024)	56,024	(56,024)
Total comprehensive income (loss), net of tax	$89,184	$92,617	$(13,416)	$(78,716)	$89,669
Comprehensive income attributable to noncontrolling interests	—	—	(485)	—	(485)
Comprehensive income attributable to Cinemark USA, Inc.	$89,184	$92,617	$(13,901)	$(78,716)	$89,184

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2017

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Operating activities
Net income	$131,825	$101,911	$48,587	$(149,461)	$132,862
Adjustments to reconcile net income to cash provided by (used for) operating activities	(62,144)	13,264	36,647	149,461	137,228
Changes in assets and liabilities	(83,338)	38,444	10,170	—	(34,724)
Net cash provided by (used for) operating activities	(13,657)	153,619	95,404	—	235,366
Investing activities
Additions to theatre properties and equipment	(62,198)	(92,383)	(28,219)	—	(182,800)
Acquisition of theatres in the U.S. and international markets, net of cash acquired	(12,500)	—	(28,329)	—	(40,829)
Proceeds from sale of theatre properties and equipment and other	2,143	12,255	123	—	14,521
Dividends received from subsidiaries	127,300	6	—	(127,306)	—
Investment in joint ventures and other	—	—	(466)	—	(466)
Net cash provided by (used for) investing activities	54,745	(80,122)	(56,891)	(127,306)	(209,574)
Financing activities
Dividends paid to parent	(67,250)	(127,000)	(306)	127,306	(67,250)
Repayments of long-term debt	(1,427)	—	—	—	(1,427)
Payments on capital leases	(3,628)	(4,632)	(1,883)	—	(10,143)
Other	(784)	(2,921)	(294)	—	(3,999)
Net cash used for financing activities	(73,089)	(134,553)	(2,483)	127,306	(82,819)
Effect of exchange rate changes on cash and cash equivalents	—	—	(75)	—	(75)
Increase (decrease) in cash and cash equivalents	(32,001)	(61,056)	35,955	—	(57,102)
Cash and cash equivalents:
Beginning of year	146,855	281,023	133,260	—	561,138
End of year	$114,854	$219,967	$169,215	$—	$504,036

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2018

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Operating activities
Net income	$145,208	$92,617	$42,608	$(134,740)	$145,693
Adjustments to reconcile net income to cash provided by (used for) operating activities	(73,458)	62,445	38,412	134,740	162,139
Changes in assets and liabilities	230,402	(220,516)	(38,073)	—	(28,187)
Net cash provided by (used for) operating activities	302,152	(65,454)	42,947	—	279,645
Investing activities
Additions to theatre properties and equipment	(44,970)	(79,756)	(37,863)	—	(162,589)
Acquisition of theatres in international markets, net of cash acquired	—	—	(11,508)	—	(11,508)
Proceeds from sale of theatre properties and equipment and other	1,244	485	406	—	2,135
Proceeds from intercompany note repayment	1,867	—	—	(1,867)	—
Investment in joint ventures and other	—	(19,896)	429	—	(19,467)
Net cash used for investing activities	(41,859)	(99,167)	(48,536)	(1,867)	(191,429)
Financing activities
Dividends paid to parent	(74,350)	—	—	—	(74,350)
Repayments of long-term debt	(3,298)	—	—	—	(3,298)
Payment of debt issue costs	(5,103)	—	—	—	(5,103)
Repayment of intercompany note	—	—	(1,867)	1,867	—
Payments on capital leases	(5,632)	(4,386)	(2,359)	—	(12,377)
Other	(704)	(2,905)	—	—	(3,609)
Net cash used for financing activities	(89,087)	(7,291)	(4,226)	1,867	(98,737)
Effect of exchange rate changes on cash and cash equivalents	—	—	(7,199)	—	(7,199)
Increase (decrease) in cash and cash equivalents	171,206	(171,912)	(17,014)	—	(17,720)
Cash and cash equivalents:
Beginning of year	130,590	180,623	211,202	—	522,415
End of year	$301,796	$8,711	$194,188	$—	$504,695

*   *   *   *   *

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. As of June 30, 2018, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 14 to our condensed consolidated financial statements.

We generate revenues primarily from filmed entertainment box office receipts and concession sales with additional revenues from screen advertising sales, transactional fees and other revenue streams, such as vendor marketing promotions and meeting rentals located in some of our theatres. We also offer alternative entertainment, such as live and pre-recorded sports programs, concert events, the Metropolitan Opera, in-theatre gaming and other special events in our theatres through AC JV, LLC. NCM provides our domestic theatres with various forms of in theatre advertising. Our Flix Media subsidiaries have also allowed us to expand our screen advertising and alternative content within our international circuit and to other international exhibitors.

Films leading the box office during the six months ended June 30, 2018 included the carryover of Jumanji: Welcome to the Jungle, The Greatest Showman and Star Wars: The Last Jedi and new releases such as Black Panther, Avengers: Infinity War, Incredibles 2, Deadpool 2, Jurassic World: Fallen Kingdom, Solo: A Star Wars Story, A Quiet Place, Ready Player One, Peter Rabbit, Ocean’s 8 and other films. Films scheduled for release during the remainder of 2018 include well-known franchise films such as Ralph Breaks the Internet, Dr. Seuss’ The Grinch, Fantastic Beasts: The Crimes of Grindelwald, Ant-Man and the Wasp, Mission Impossible – Fallout and Hotel Transylvania 3: Summer Vacation and original titles including AquaMan, Christopher Robin and Mary Poppins, among other films.

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

General and administrative expenses are primarily fixed in nature and consist of the costs to support the overall management of the Company, including salaries and wages, incentive compensation and benefit costs for our corporate office personnel, facility expenses for our corporate offices, consulting fees, legal fees, audit fees, supplies and other costs that are not specifically associated with the operations of our theatres.

Recent Developments

On July 5, 2018 we acquired 10,738,740 common units of NCM from AMC for $78.4 million in cash, or approximately $7.30 per common unit.  As a result of the acquisition of these shares, our ownership of NCM increased from approximately 18% to 25%.  The amount paid for the additional common units will be recorded as an increase in our investment in NCM.  See Note 6 to our condensed consolidated financial statements for further discussion of the accounting for our investment in NCM.

Critical Accounting Policies

We adopted ASC Topic 606 effective January 1, 2018, therefore, our revenue recognition policy has been modified as discussed in Note 3 to our condensed consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data and the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating data (in millions):
Revenues
Admissions	$508.9	$449.9	$961.5	$926.4
Concession	305.3	262.3	567.1	530.5
Other	74.8	39.0	140.4	73.9
Total revenues	$889.0	$751.2	$1,669.0	$1,530.8
Cost of operations
Film rentals and advertising	287.1	246.6	528.1	499.4
Concession supplies	51.1	41.8	91.9	83.9
Salaries and wages	100.4	89.8	193.5	174.0
Facility lease expense	81.2	82.3	163.3	166.6
Utilities and other	115.6	91.0	225.0	179.4
General and administrative expenses	42.3	37.1	84.0	74.7
Depreciation and amortization	64.3	59.2	128.7	116.5
Impairment of long-lived assets	2.8	4.3	3.4	4.6
Loss on disposal of assets and other	16.9	0.1	20.8	0.9
Total cost of operations	761.7	652.2	1,438.7	1,300.0
Operating income	$127.3	$99.0	$230.3	$230.8

Operating data as a percentage of total revenues:
Revenues
Admissions	57.2%	59.9%	57.6%	60.5%
Concession	34.3%	34.9%	34.0%	34.7%
Other	8.5%	5.2%	8.4%	4.8%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations (1)
Film rentals and advertising	56.4%	54.8%	54.9%	53.9%
Concession supplies	16.7%	15.9%	16.2%	15.8%
Salaries and wages	11.3%	12.0%	11.6%	11.4%
Facility lease expense	9.1%	11.0%	9.8%	10.9%
Utilities and other	13.0%	12.1%	13.5%	11.7%
General and administrative expenses	4.8%	4.9%	5.0%	4.9%
Depreciation and amortization	7.2%	7.9%	7.7%	7.6%
Impairment of long-lived assets	0.3%	0.6%	0.2%	0.3%
Loss on disposal of assets and other	1.9%	—%	1.2%	0.1%
Total cost of operations	85.7%	86.8%	86.2%	84.9%
Operating income	14.3%	13.2%	13.8%	15.1%

(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended June 30, 2018 versus June 30, 2017

Revenues. Total revenues increased $137.8 million to $889.0 million for the three months ended June 30, 2018 (“second quarter of 2018”) from $751.2 million for the three months ended June 30, 2017 (“second quarter of 2017”), representing an 18.3% increase. The table below, presented by reportable operating segment, summarizes our revenue performance and certain key performance indicators for the three months ended June 30, 2018 and 2017.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency (3)
	2018	2017	% Change	2018	2017	% Change	2018	% Change	2018	2017	% Change
Admissions revenues (1)	$408.9	$335.0	22.1%	$100.0	$114.9	(13.0)%	$111.7	(2.8)%	$508.9	$449.9	13.1%
Concession revenues (1)	$249.6	$197.3	26.5%	$55.7	$65.0	(14.3)%	$61.5	(5.4)%	$305.3	$262.3	16.4%
Other revenues (1)(2)	$50.5	$18.9	167.2%	$24.3	$20.1	20.9%	$27.7	37.8%	$74.8	$39.0	91.8%
Total revenues (1)(2)	$709.0	$551.2	28.6%	$180.0	$200.0	(10.0)%	$200.9	0.4%	$889.0	$751.2	18.3%
Attendance (1)	50.6	43.0	17.7%	25.8	26.4	(2.3)%			76.4	69.4	10.1%
Average ticket price (1)	$8.08	$7.79	3.7%	$3.88	$4.35	(10.8)%	$4.33	(0.5)%	$6.66	$6.48	2.8%
Concession revenues per patron (1)	$4.93	$4.59	7.4%	$2.16	$2.46	(12.2)%	$2.38	(3.3)%	$4.00	$3.78	5.8%

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

•

U.S. Admissions revenues grew $73.9 million primarily due to a 17.7% increase in attendance and a 3.7% increase in average ticket price. The increase in attendance was due to the number of blockbuster films in the second quarter of 2018 compared to the second quarter of 2017 as well as the favorable impact of luxury lounger conversions. Growth in average ticket price was primarily due to price increases. Concession revenues grew $52.3 million primarily due to the 17.7% increase in attendance and a 7.4% increase in concession revenues per patron. Concession revenues per patron grew primarily due to price increases and incremental sales.  Other revenues increased $31.6 million primarily due to the impact of changes in revenue recognition as discussed in Note 3 to our condensed consolidated financial statements.

•

International. Admissions revenues decreased $14.9 million as reported primarily due to a 2.3% decrease in attendance and a 10.8% decrease in average ticket price.  Admissions revenues decreased $3.2 million in constant currency. The decline in attendance was driven by weaker consumer appeal of the film slate during the second quarter of 2018 compared to the second quarter of 2017.  Concession revenues decreased $9.3 million as reported primarily due to the 2.3% decrease in attendance and a 12.2% decrease in concession revenues per patron.  Concession revenues decreased $3.5 million in constant currency. Average ticket price and concession revenues per patron decreased, as reported, primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate and the mix of film during the second quarter of 2018.  Other revenues increased primarily due to incremental screen advertising revenues as well as the impact of changes in revenue recognition as discussed in Note 3 to our condensed consolidated financial statements, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the three months ended June 30, 2018 and 2017.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2018	2017	2018	2017	Constant Currency 2018 (1)	2018	2017
Film rentals and advertising	$238.7	$190.4	$48.4	$56.2	$54.3	$287.1	$246.6
Concession supplies	$38.4	$27.8	$12.7	$14.0	$14.0	51.1	41.8
Salaries and wages	$79.4	$66.7	$21.0	$23.1	$24.0	100.4	89.8
Facility lease expense	$61.0	$59.9	$20.2	$22.4	$22.1	81.2	82.3
Utilities and other	$83.7	$61.1	$31.9	$29.9	$36.0	115.6	91.0

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

•

U.S. Film rentals and advertising costs were $238.7 million, or 58.4% of admissions revenues, for the second quarter of 2018 compared to $190.4 million, or 56.8% of admissions revenues, for the second quarter of 2017. The increase in the film rentals and advertising rate was primarily due to the relative contribution of blockbuster films to overall box office during the second quarter of 2018. The second quarter of 2018 included such blockbuster releases as Avengers: Infinity War, Incredibles 2, Jurassic World: Fallen Kingdom and Deadpool 2, which grossed in excess of $600 million, $400 million, $300 million and $300 million, respectively, for the quarter.  Concession supplies expense was $38.4 million, or 15.4% of concession revenues, for the second quarter of 2018 compared to $27.8 million, or 14.1% of concession revenues, for the second quarter of 2017. The increase in the concessions supplies rate was primarily due to product mix.

Salaries and wages increased to $79.4 million for the second quarter of 2018 from $66.7 million for the second quarter of 2017 primarily due to increased staffing levels to support the growth in attendance and expanded concession offerings, staffing at new and recently remodeled theatres, as well as increases in minimum and other wage rates. Facility lease expense increased to $61.0 million for the second quarter of 2018 from $59.9 million for the second quarter of 2017 primarily due to higher percentage rent due to the increase in revenues. Utilities and other costs increased to $83.7 million for the second quarter of 2018 from $61.1 million for the second quarter of 2017 primarily due to the presentation of transactional fees on a gross basis versus net basis due to the adoption of ASC Topic 606 (see Note 3 to our condensed consolidated financial statements).

•

International. Film rentals and advertising costs were $48.4 million ($54.3 million in constant currency), or 48.4% of admissions revenues, for the second quarter of 2018 compared to $56.2 million, or 48.9% of admissions revenues, for the second quarter of 2017. Concession supplies expense was $12.7 million ($14.0 million in constant currency), or 22.8% of concession revenues, for the second quarter of 2018 compared to $14.0 million, or 21.5% of concession revenues, for the second quarter of 2017. The increase in the concessions supplies rate was primarily due to product mix.

Salaries and wages decreased to $21.0 million (increased to $24.0 million in constant currency) for the second quarter of 2018 compared to $23.1 million for the second quarter of 2017.  The as reported decrease was due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, partially offset by increased local currency wages that were primarily driven by inflation, new theatres and limited flexibility in scheduling staff caused by shifting government regulations.  Facility lease expense decreased to $20.2 million ($22.1 million in constant currency) for the second quarter of 2018 compared to $22.4 million for the second quarter of 2017.  The as reported decrease was due to lower percentage rent due to the decline in revenues.  Utilities and other costs increased to $31.9 million ($36.0 million in constant currency) for the second quarter of 2018 compared to $29.9 million for the second quarter of 2017.  The as reported increase was primarily due to the presentation of transactional fees on a gross basis versus net basis due to the adoption of ASC Topic 606 (see Note 3 to our condensed consolidated financial statements).

General and Administrative Expenses. General and administrative expenses increased to $42.3 million for the second quarter of 2018 from $37.1 million for the second quarter of 2017. The increase was primarily due to higher salaries, insurance costs, benefits costs and professional fees.

Depreciation and Amortization. Depreciation and amortization expense increased to $64.3 million during the second quarter of 2018 compared to $59.2 million during the second quarter of 2017. The increase was primarily due to theatre remodels and new theatres.

Impairment of Long-Lived Assets.  We recorded asset impairment charges on assets held and used of $2.8 million during the second quarter of 2018 compared to $4.3 million during the second quarter of 2017. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the second quarter of 2018 impacted five of our twenty-seven reporting units. See Note 10 to our condensed consolidated financial statements.

Loss on Disposal of Assets and Other. We recorded a loss on disposal of assets and other of $16.9 million during the second quarter of 2018 compared to $0.1 million during the second quarter of 2017. Activity for the second quarter of 2018 was primarily due to the retirement of assets related to theatre remodels and the accrual of a reserve for outstanding litigation (see Note 16 to the condensed consolidated financial statements).  Activity for the second quarter of 2017 was primarily due to the retirement of assets related to theatre remodels, offset by a gain on a landlord buyout of a theatre lease.

Interest Expense.  Interest costs incurred, including amortization of debt issue costs, were $28.5 million during the second quarter of 2018 compared to $26.5 million during the second quarter of 2017.  The increase was primarily due to an increase in the variable rate at which our term loan accrues interest.

Distributions from NCM.  We recorded distributions from NCM of $3.4 million during the second quarter of 2018 compared to $2.8 million recorded during the second quarter of 2017, which were in excess of the carrying value of our Tranche 1 investment. See Note 6 to our condensed consolidated financial statements.

Interest expense – NCM.  We recorded non-cash interest expense of $4.9 million for the second quarter of 2018 related to the significant financing component associated with certain of our agreements with NCM.  See Note 3 to our condensed consolidated financial statements for further discussion.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $6.4 million during the second quarter of 2018 compared to $5.8 million during the second quarter of 2017. See Notes 6 and 7 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. Income tax expense of $18.5 million was recorded for the second quarter of 2018 compared to $29.7 million recorded for the second quarter of 2017. The effective tax rate was approximately 18.2% for the second quarter of 2018 compared to 36.3% for the second quarter of 2017. The effective tax rate in 2018 benefited from a lower U.S. federal tax rate.  On December 22, 2017, the U.S. government enacted comprehensive tax legislation, the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act made changes to the U.S. tax code, which included (1) reduced U.S. corporate tax rate from 35 percent to 21 percent, (2) generally eliminated U.S. federal income taxes on dividends from foreign subsidiaries, and (3) a one-time transition tax on certain undistributed earnings of foreign subsidiaries.  Additionally, the Company recorded a benefit to tax expense of $7.1 million for the second quarter of 2018 related to the settlement of audits in the non-U.S. tax jurisdiction of Chile.

As of June 30, 2018, the amounts recorded for the Tax Act remain provisional for the transition tax, the re-measurement of deferred taxes, and our reassessment of valuation allowances. These estimates may be impacted by further analysis due to future clarification and guidance regarding earnings and profits computations, state tax conformity to federal tax changes, and potential tax planning options under consideration.

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Six months ended June 30, 2018 versus June 30, 2017

Revenues. Total revenues increased $138.2 million to $1,669.0 million for the six months ended June 30, 2018 (“2018 period”) from $1,530.8 million for the six months ended June 30, 2017 (“2017 period”), representing a 9.0% increase. The table below, presented by reportable operating segment, summarizes our revenue performance and certain key performance indicators for the six months ended June 30, 2018 and 2017.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency (3)
	2018	2017	% Change	2018	2017	% Change	2018	% Change	2018	2017	% Change
Admissions revenues (1)	$758.2	$691.2	9.7%	$203.3	$235.2	(13.6)%	$219.4	(6.7)%	$961.5	$926.4	3.8%
Concession revenues (1)	$453.4	$400.7	13.2%	$113.7	$129.8	(12.4)%	$121.6	(6.3)%	$567.1	$530.5	6.9%
Other revenues (1)(2)	$93.8	$36.9	154.2%	$46.6	$37.0	25.9%	$51.5	39.2%	$140.4	$73.9	90.0%
Total revenues (1)(2)	$1,305.4	$1,128.8	15.6%	$363.6	$402.0	(9.6)%	$392.5	(2.4)%	$1,669.0	$1,530.8	9.0%
Attendance (1)	95.2	89.5	6.4%	49.7	54.2	(8.3)%			144.9	143.7	0.8%
Average ticket price (1)	$7.96	$7.72	3.1%	$4.09	$4.34	(5.8)%	$4.41	1.6%	$6.64	$6.45	2.9%
Concession revenues per patron (1)	$4.76	$4.48	6.2%	$2.29	$2.39	(4.2)%	$2.45	2.5%	$3.91	$3.69	6.0%

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

•

U.S. Admissions revenues grew $67.0 million primarily due to a 6.4% increase in attendance and a 3.1% increase in average ticket price. The growth in attendance was due to the number of blockbuster films in the 2018 period compared to the 2017 period as well as the favorable impact of luxury lounger conversions. Average ticket price growth was primarily due to price increases. The increase in concession revenues of $52.7 million was primarily due to the 6.4% increase in attendance and a

6.2% increase in concession revenues per patron. The increase in concession revenues per patron was primarily due to price increases and incremental sales.  Other revenues increased $56.9 million primarily due to the impact of changes in revenue recognition as discussed in Note 3 to our condensed consolidated financial statements.

•

International. Admissions revenues decreased $31.9 million as reported primarily due to an 8.3% decrease in attendance and a 5.8% decrease in average ticket price.  Admissions revenues decreased $15.8 million in constant currency. The decrease in attendance was driven by weaker consumer appeal of the film slate during the 2018 period compared to the 2017 period.  Concession revenues decreased $16.1 million as reported primarily due to the 8.3% decrease in attendance and a 4.2% decrease in concession revenues per patron.  Concession revenues decreased $8.2 million in constant currency.  Average ticket price and concession revenues per patron decreased, as reported, primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate and the mix of films during the 2018 period.  Other revenues increased $9.6 million primarily due to incremental screen advertising revenues as well as the impact of changes in revenue recognition as discussed in Note 3 to our condensed consolidated financial statements.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the six months ended June 30, 2018 and 2017.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2018	2017	2018	2017	Constant Currency 2018 (1)	2018	2017
Film rentals and advertising	$431.6	$386.8	$96.5	$112.6	$104.5	$528.1	$499.4
Concession supplies	$66.9	$55.9	$25.0	$28.0	$26.8	$91.9	$83.9
Salaries and wages	$151.1	$129.9	$42.4	$44.1	$46.7	$193.5	$174.0
Facility lease expense	$122.0	$121.3	$41.3	$45.3	$43.8	$163.3	$166.6
Utilities and other	$162.7	$121.1	$62.3	$58.3	$68.1	$225.0	$179.4

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

•

U.S. Film rentals and advertising costs were $431.6 million, or 56.9% of admissions revenues, for the 2018 period compared to $386.8 million, or 56.0% of admissions revenues, for the 2017 period. The increase in the film rentals and advertising rate was primarily due to the relative contribution of blockbuster films to overall box office during the 2018 period. The 2018 period included such blockbuster releases as Black Panther, Avengers: Infinity War, Incredibles 2, Jurassic World: Fallen Kingdom and Deadpool 2, which grossed in excess of $600 million, $600 million, $400 million, $300 million and $300 million, respectively, for the period.  Concession supplies expense was $66.9 million, or 14.8% of concession revenues, for the 2018 period compared to $55.9 million, or 14.0% of concession revenues, for the 2017 period. The increase in the concessions supplies rate was primarily due to product mix.

Salaries and wages increased to $151.1 million for the 2018 period from $129.9 million for the 2017 period primarily due to increased staffing levels to support the increased attendance and expanded concession offerings, staffing at new and recently remodeled theatres, increases in minimum and other wage rates. Facility lease expense increased to $122.0 million for the 2018 period from $121.3 million for the 2017 period primarily due to increased percentage rent due to the increase in revenues. Utilities and other costs increased to $162.7 million for the 2018 period from $121.1 million for the 2017 period primarily due to the presentation of transactional fees on a gross basis versus net basis due to the adoption of ASC Topic 606 (see Note 3 to our condensed consolidated financial statements).

•

International. Film rentals and advertising costs were $96.5 million ($104.5 million in constant currency), or 47.5% of admissions revenues, for the 2018 period compared to $112.6 million, or 47.9% of admissions revenues, for the 2017 period. Concession supplies expense was $25.0 million ($26.8 million in constant currency), or 22.0% of concession revenues, for the 2018 period compared to $28.0 million, or 21.6% of concession revenues, for the 2017 period.

Salaries and wages decreased to $42.4 million (increased to $46.7 million in constant currency) for the 2018 period compared to $44.1 million for the 2017 period.  The as reported decrease was due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, partially offset by increased local currency wages that were primarily driven by inflation, new theatres and limited flexibility in scheduling staff caused by shifting government regulations.  Facility lease expense decreased to $41.3 million ($43.8 million in constant currency) for the 2018 period compared to $45.3 million for the 2017 period.  The as reported decrease was due to lower percentage rent due to the decline in revenues.  Utilities and other costs increased to $62.3 million ($68.1 million in constant currency) for the 2018 period compared to $58.3 million for the 2017 period.  The as reported increase was primarily due to the presentation of transactional fees on a gross basis versus net basis due to the adoption of ASC Topic 606 (see Note 3 to our condensed consolidated financial statements).

General and Administrative Expenses. General and administrative expenses increased to $84.0 million for the 2018 period from $74.7 million for the 2017 period. The increase was primarily due to higher salaries, insurance costs, benefits costs and professional fees.

Depreciation and Amortization. Depreciation and amortization expense increased to $128.7 million during the 2018 period compared to $116.5 million during the 2017 period. The increase was primarily due to theatre remodels and new theatres.

Impairment of Long-Lived Assets.  We recorded asset impairment charges on assets held and used of $3.4 million during the 2018 period compared to $4.6 million during the 2017 period. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the 2018 period impacted six of our twenty-seven reporting units. See Note 10 to our condensed consolidated financial statements.

Loss on Disposal of Assets and Other. We recorded a loss on disposal of assets and other of $20.8 million during the 2018 period compared to $0.9 million during the 2017 period. Activity for the 2018 period was primarily due to the retirement of assets related to theatre remodels and the accrual of a reserve for outstanding litigation (see Note 16 to the condensed consolidated financial statements).  Activity for the 2017 period was primarily due to the retirement of assets related to theatre remodels, partially offset by gains related to the sale of excess land parcels and a gain on a landlord buyout of a theatre lease.

Interest Expense.  Interest costs incurred, including amortization of debt issue costs, were $55.6 million during the 2018 period compared to $52.9 million during the 2017 period.  The increase was primarily due to an increase in the variable rate at which our term loan accrues interest.

Loss on Debt Amendments.  We recorded a loss on debt amendments of $1.5 million for the 2018 period compared to $0.2 million for the 2017 period related to amendments to our senior secured credit facility.  See Note 4 to our condensed consolidated financial statements for further discussion.

Distributions from NCM.  We recorded distributions from NCM of $9.8 million during the 2018 period compared to $9.6 million recorded during the 2017 period, which were in excess of the carrying value of our Tranche 1 investment. See Note 6 to our condensed consolidated financial statements.

Interest expense – NCM.  We recorded non-cash interest expense of $9.9 million for the 2018 period related to the significant financing component associated with certain of our agreements with NCM.  See Note 3 to our condensed consolidated financial statements for further discussion.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $15.1 million during the 2018 period compared to $15.9 million during the 2017 period. See Notes 6 and 7 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. Income tax expense of $43.8 million was recorded for the 2018 period compared to $74.4 million recorded for the 2017 period. The effective tax rate was approximately 23.1% for the 2018 period compared to 35.9% for the 2017 period. The effective tax rate in 2018 benefited from a lower U.S. federal tax rate.  On December 22, 2017, the U.S. government enacted comprehensive tax legislation, the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act made changes to the U.S. tax code, which included (1) reduced U.S. corporate tax rate from 35 percent to 21 percent, (2) generally eliminated U.S. federal income taxes on dividends from foreign subsidiaries, and (3) a one-time transition tax on certain undistributed earnings of foreign subsidiaries.  Additionally, the Company recorded a benefit to tax expense of $7.1 million for the 2018 period related to the settlement of audits in the non-U.S. tax jurisdiction of Chile.

As of June 30, 2018, the amounts recorded for the Tax Act remain provisional for the transition tax, the re-measurement of deferred taxes, and our reassessment of valuation allowances. These estimates may be impacted by further analysis due to future clarification and guidance regarding earnings and profits computations, state tax conformity to federal tax changes, and potential tax planning options under consideration.

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, nearly all of our theatres provide the patron a choice of using a credit card, debit card or advanced-sale type certificates such as a gift card, in place of cash. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $279.6 million for the six months ended June 30, 2018 compared to $235.4 million for the six months ended June 30, 2017. The increase in cash provided by operating activities was primarily due to the increase in net income and the timing of payments to suppliers.

Investing Activities

Our investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $191.4 million for the six months ended June 30, 2018 compared to $209.6 million for the six months ended June 30, 2017.  The decrease was primarily due to a decrease in capital expenditures and a decrease in cash paid related to the acquisition of theatres.

Capital expenditures for the six months ended June 30, 2018 and 2017 were as follows (in millions):

Period	New Theatres	Existing Theatres (1)	Total
Six Months Ended June 30, 2018	$31.5	$131.1	$162.6
Six Months Ended June 30, 2017	$31.1	$151.7	$182.8

(1)	The amounts for the six months ended June 30, 2018 and 2017 include $4.3 million and $5.9 million, respectively, related to the remodel of our corporate headquarters building in Plano, TX.

Capital expenditures for existing properties in the table above includes the costs of remodeling certain of our existing theatres to include Luxury Loungers and expanded concession offerings.  During the six months ended June 30, 2018 and 2017, we had an average of 78 and 132 of our domestic screens, respectively, temporarily closed for such remodels.

Our U.S. theatre circuit consisted of 339 theatres with 4,566 screens at June 30, 2018. During the six months ended June 30, 2018, we built one new theatre and twelve screens and closed one theatre with seven screens. At June 30, 2018, we had signed commitments to open three new theatres and 30 screens in domestic markets during the remainder of 2018 and open nine new theatres with 95 screens subsequent to 2018. We estimate the remaining capital expenditures for the development of these 125 domestic screens will be approximately $99 million.

Our international theatre circuit consisted of 200 theatres with 1,432 screens at June 30, 2018.  During the six months ended June 30, 2018, we built three theatres and fifteen screens and acquired three theatres and nineteen screens. At June 30, 2018, we had signed commitments to open five new theatres and 29 screens in international markets during the remainder of 2018 and open seven new theatres and 51 screens subsequent to 2018. We estimate the remaining capital expenditures for the development of these 80 international screens will be approximately $46 million.

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

Financing Activities

Cash used for financing activities was $98.7 million for the six months ended June 30, 2018 compared to $82.8 million for the six months ended June 30, 2017.  The increase was primarily due to the payment of debt issuance costs associated with the amendment of our senior secured credit facility (see Note 4 to our condensed consolidated financial statements) and the increase in the dividends paid to Cinemark Holdings, Inc.

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of June 30, 2018 (in millions):

Cinemark USA, Inc. term loan	$656.2
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0
Cinemark USA, Inc. 4.875% senior notes due 2023	755.0
Other	2.8
Total long-term debt	$1,814.0
Less current portion	8.0
Subtotal long-term debt, less current portion	$1,806.0
Less: Debt discounts and debt issuance costs, net of accumulated amortization	31.2
Long-term debt, less current portion, net of debt issuance costs	$1,774.8

As of June 30, 2018, Cinemark USA, Inc. had $100.0 million in available borrowing capacity on our revolving credit line.

Contractual Obligations

In March 2018, we amended our senior secured credit facility, which extended the maturity of the term loan to March 2025. Included below is an updated summary of long-term debt obligations and related estimated scheduled interest payment obligations as of June 30, 2018, reflecting the amended agreement.

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt (1)	$1,814.0	$8.0	$14.6	$413.2	$1,378.2
Scheduled interest payments on long-term debt(2)	$437.4	$82.6	$164.2	$148.9	$41.7

(1)	Amounts are presented before adjusting for debt issuance costs.
(2)

Amounts include scheduled interest payments on fixed rate and variable rate debt agreements.  Estimates for the variable rate interest payments were based on interest rates in effect on June 30, 2018. The average interest rates in effect on our fixed rate and variable rate debt are 5.0% and 3.9%, respectively, as of June 30, 2018.

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

The dividend restriction contained in the Credit Agreement prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Credit Agreement; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Credit Agreement, and (c) certain other defined amounts. As of June 30, 2018, Cinemark USA, Inc. could have distributed up to approximately $2,790.4 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the Credit Agreement, subject to its available cash and other borrowing restrictions outlined in the agreement.

At June 30, 2018, there was $656.2 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $100.0 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the Credit Agreement at June 30, 2018 was approximately 3.9 % per annum.

Cinemark USA, Inc. 5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400.0 million aggregate principal amount of 5.125% Senior Notes due 2022, at par value (the “5.125% Senior Notes”). Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year. The 5.125% Senior Notes mature on December 15, 2022.

The indenture to the 5.125% Senior Notes contains covenants including limitations on the amount of dividends that could be paid by Cinemark USA, Inc. As of June 30, 2018, Cinemark USA, Inc. could have distributed up to approximately $2,442.4 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of June 30, 2018 was approximately 6.3 to 1.

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

The indenture to the 4.875% Senior Notes contains covenants that include limitations on the amount of dividends that Cinemark USA, Inc. can pay. As of June 30, 2018, Cinemark USA, Inc. could have distributed up to approximately $2,437.1 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of June 30, 2018 was approximately 6.3 to 1.

Covenant Compliance

As of June 30, 2018, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

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

Interest Rate Risk

We are currently party to a variable rate debt facility.  An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt. At June 30, 2018, we had an aggregate of approximately $656.2 million of variable rate debt outstanding. Based on the interest rates in effect on the variable rate debt outstanding at June 30, 2018, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $6.6 million.

The table below provides information about our fixed rate and variable rate long-term debt agreements as of June 30, 2018:

	Expected Maturity for the Twelve-Month Periods Ending June 30,								Average
	(in millions)								Interest
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value	Rate
Fixed rate	$1.4	$1.4	$—	$—	$400.0	$755.0	$1,157.8	$1,143.8	5.0%
Variable rate	6.6	6.6	6.6	6.6	6.6	623.2	656.2	657.0	3.9%
Total debt	$8.0	$8.0	$6.6	$6.6	$406.6	$1,378.2	$1,814.0	$1,800.8

Foreign Currency Exchange Rate Risk

Other than the devaluation of the Argentine peso, discussed in Note 12 to the condensed consolidated financial statements, there have been no material changes in foreign currency exchange rate risk previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed March 2, 2018.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2018, we carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than the recent developments noted at Note 16, there have been no material changes from legal proceedings previously reported under “Business – Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed March 2, 2018.

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

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

JUNE 30, 2018

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$471,072	$33,623	$—	$504,695
Other current assets	242,473	(91,824)	(8,224)	142,425
Total current assets	713,545	(58,201)	(8,224)	647,120
Theatre properties and equipment, net	1,817,737	—	—	1,817,737
Other assets	1,847,599	507,734	(346,019)	2,009,314
Total assets	$4,378,881	$449,533	$(354,243)	$4,474,171
Liabilities and equity
Current liabilities
Current portion of long-term debt	$6,595	$1,389	$—	$7,984
Current portion of capital lease obligations	26,671	—	—	26,671
Accounts payable and accrued expenses	412,692	311	(8,224)	404,779
Total current liabilities	445,958	1,700	(8,224)	439,434
Long-term liabilities
Long-term debt, less current portion	2,012,393	1,389	(239,000)	1,774,782
Capital lease obligations, less current portion	239,005	—	—	239,005
Other long-term liabilities and deferrals	474,191	62,997	—	537,188
Total long-term liabilities	2,725,589	64,386	(239,000)	2,550,975
Commitments and contingencies
Equity	1,207,334	383,447	(107,019)	1,483,762
Total liabilities and equity	$4,378,881	$449,533	$(354,243)	$4,474,171

Note:  “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

SIX MONTHS ENDED JUNE 30, 2018

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenues	$1,669,024	$—	$—	$1,669,024
Cost of operations				—
Theatre operating costs	1,201,795	—	—	1,201,795
General and administrative expenses	84,030	(6)	—	84,024
Depreciation and amortization	128,685	—	—	128,685
Impairment of long-lived assets	3,379	—	—	3,379
Loss on disposal of assets and other	20,840	—	—	20,840
Total cost of operations	1,438,729	(6)	—	1,438,723
Operating income	230,295	6	—	230,301
Other income (expense)	(78,544)	37,691	—	(40,853)
Income before income taxes	151,751	37,697	—	189,448
Income taxes	32,357	11,398	—	43,755
Net income	119,394	26,299	—	145,693
Less: Net income attributable to noncontrolling interests	485	—	—	485
Net income attributable to Cinemark USA, Inc.	$118,909	$26,299	$—	$145,208

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

SIX MONTHS ENDED JUNE 30, 2018

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Net income	$119,394	$26,299	$—	$145,693
Other comprehensive income (loss), net of tax
Other comprehensive income in equity method investments	—	20	—	20
Foreign currency translation adjustments	(56,044)	—	—	(56,044)
Total other comprehensive income (loss), net of tax	(56,044)	20	—	(56,024)
Total comprehensive income, net of tax	63,350	26,319	—	89,669
Comprehensive income attributable to noncontrolling interests	(485)	—	—	(485)
Comprehensive income attributable to Cinemark USA, Inc.	$62,865	$26,319	$—	$89,184

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2018

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net income	$119,394	$26,299	$—	$145,693
Adjustments to reconcile net income to cash provided by (used for) operating activities	162,782	(643)	—	162,139
Changes in assets and liabilities	6,172	(34,359)	—	(28,187)
Net cash provided by (used for) operating activities	288,348	(8,703)	—	279,645
Investing activities
Additions to theatre properties and equipment	(162,589)	—	—	(162,589)
Acquisitions of theatres in international markets, net of cash acquired	(11,508)			(11,508)
Proceeds from sale of theatre properties and equipment and other	2,135	—	—	2,135
Loans to affiliates	—	(19,000)	19,000	—
(Investment in) return of investment from joint ventures and other, net	(19,896)	429	—	(19,467)
Net cash used for investing activities	(191,858)	(18,571)	19,000	(191,429)
Financing activities
Dividends paid to parent	(74,350)	—	—	(74,350)
Borrowings from affiliates	19,000	—	(19,000)	—
Repayments of long-term debt	(3,298)	—	—	(3,298)
Payment of debt issue costs	(5,103)	—	—	(5,103)
Payments on capital leases	(12,377)	—	—	(12,377)
Other	(3,609)	—	—	(3,609)
Net cash used for financing activities	(79,737)	—	(19,000)	(98,737)
Effect of exchange rate changes on cash and cash equivalents	(7,199)	—	—	(7,199)
Increase (decrease) in cash and cash equivalents	9,554	(27,274)	—	(17,720)
Cash and cash equivalents:
Beginning of year	461,518	60,897	—	522,415
End of year	$471,072	$33,623	$—	$504,695

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

Item 6. Exhibits

10.1

Limited Liability Company Agreement of FE Concepts, LLC dated as of April 20, 2018 (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 8, 2018).

10.2

Management Services Agreement by and between FE Concepts, LLC and Cinema Operations, L.L.C. dated as of April 20, 2018 (incorporated by reference to Exhibit 10.2 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 8, 2018).

10.3

Theatre Services Agreement by and between FE Concepts, LLC and CNMK Texas Properties, LLC dated as of April 20, 2018 (incorporated by reference to Exhibit 10.3 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 8, 2018).

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

* 101

Financial Statements from the quarterly report on Form 10-Q of Cinemark USA, Inc. for the quarter ended June 30, 2018, filed August 9, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK USA, INC.
Registrant

DATE:	August 9, 2018

/s/Mark Zoradi
Mark Zoradi
Chief Executive Officer

/s/Sean Gamble
Sean Gamble
Chief Financial Officer